Form 10-Q
period 1995-04-01
MIDDLEBY CORP
filed 1995-05-15
CIK 769520

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

      X  Quarterly Report Pursuant to Section 13 or 15(d) of the
     ---
           Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 1995

                                       or

         Transition Report Pursuant to Section 13 or 15(d) of the
     ---
           Securities Exchange Act of 1934

                           Commission File No. 1-9973

                      THE MIDDLEBY CORPORATION
      --------------------------------------------------------
       (Exact Name of Registrant as Specified in its Charter)




        DELAWARE                              36-3352497
- -------------------------------  -----------------------------------
(State or Other Jurisdiction of (I.R.S. Employer Identification No.) Incorporation or Organization)

1400 TOASTMASTER DRIVE, ELGIN, ILLINOIS                      60120
- ---------------------------------------                    ---------
 (Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone No., including Area Code      (708) 741-3300
                                                ---------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X      NO
                                        -------      -------



As of April 28, 1995, there were 8,385,363 shares of the registrant's common stock outstanding.

                            THE MIDDLEBY CORPORATION
                          QUARTER ENDED APRIL 1, 1995

                                     INDEX



DESCRIPTION                                                                 PAGE
- -----------                                                                 ----

PART I.   FINANCIAL INFORMATION


          Item 1.   Consolidated Financial Statements

                    BALANCE SHEETS                                            1
                      April 1, 1995 and December 31, 1994

                    STATEMENTS OF EARNINGS                                    2
                      April 1, 1995 and April 2, 1994


                    STATEMENTS OF CASH FLOWS                                  3
                      April 1, 1995 and April 2, 1994


                    NOTES TO FINANCIAL STATEMENTS                             4


          Item 2.   Management's Discussion and Analysis                      7
                    of Financial Condition and Results of
                    Operations


PART II.  OTHER INFORMATION                                                   9

                             THE MIDDLEBY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                          (Unaudited)
                                          April 1, 1995     Dec. 31, 1994
                                          -------------     -------------

Cash and Cash Equivalents.............    $  1,556,000      $    667,000
Accounts Receivable, net..............      18,411,000        18,064,000
Inventories, net......................      25,017,000        21,116,000
Prepaid Expenses and Other............         941,000         1,394,000
                                          ------------      ------------
     Total Current Assets.............      45,925,000        41,241,000
Property, Plant and Equipment, net of
  accumulated depreciation of
  $12,879,000 and $12,310,000..........     23,260,000        23,260,000
Excess Purchase Price Over Net Assets
  Acquired, net of accumulated
  amortization of $3,133,000 and
  $3,063,000..........................       7,985,000         8,055,000
Other Assets..........................       4,506,000         2,818,000
Investment in Affiliated Companies....       1,203,000         1,248,000
                                          ------------      ------------
            Total Assets..............    $ 82,879,000      $ 76,622,000
                                          ------------      ------------
                                          ------------      ------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Maturities of Long-Term Debt..    $  1,896,000      $  1,822,000
Accounts Payable......................      14,938,000        11,252,000
Accrued Expenses......................       9,673,000        11,079,000
                                          ------------      ------------
     Total Current Liabilities........      26,507,000        24,153,000
Long-Term Debt........................      45,119,000        42,650,000
Minority Interest and Other
  Non-current Liabilities.............       1,837,000         1,782,000
Shareholders' Equity:
  Preferred Stock, $.01 par value;
    nonvoting; 2,000,000 shares
    authorized; none issued...........            -                 -
  Common Stock, $.01 par value;
    20,000,000 shares authorized;
    8,378,000 and 8,366,000 issued
    and outstanding in 1995 and
    1994, respectively................          83,000            83,000
  Paid-in Capital.....................      24,822,000        24,154,000
  Cumulative Translation Adjustment...        (416,000)         (384,000)
  Accumulated Deficit.................     (15,073,000)      (15,816,000)
                                          ------------      ------------
    Total Shareholders' Equity........       9,416,000         8,037,000
                                          ------------      ------------
            Total Liabilities and
              Shareholders' Equity....    $ 82,879,000      $ 76,622,000
                                          ------------      ------------
                                          ------------      ------------

                             See accompanying notes

                            THE MIDDLEBY CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                                            Three Months Ended
                                     ------------------------------
                                     April 1, 1995    April 2, 1994
                                     -------------    -------------
Net Sales...........................  $34,994,000      $31,020,000

Cost of Sales.......................   25,276,000       23,023,000
                                      -----------      -----------
     Gross Margin...................    9,718,000        7,997,000

Selling and Distribution Expenses...    4,851,000        4,497,000
General and Administrative Expenses.    2,353,000        2,220,000
                                      -----------      -----------
     Income from Operations.........    2,514,000        1,280,000


Interest Expense....................    1,184,000          904,000
Other Expense, Net..................      198,000          177,000
                                      -----------      -----------
     Earnings before Income
       Taxes........................    1,132,000          199,000

Provision for Income Taxes..........      389,000           66,000
                                      -----------      -----------
     Net Earnings...................  $   743,000      $   133,000
                                      -----------      -----------
                                      -----------      -----------

Earnings Per Common and Common
  Equivalent Share..................  $       .09      $       .01
                                      -----------      -----------
                                      -----------      -----------

                             See accompanying notes

                            THE MIDDLEBY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Three Months Ended
                                           ----------------------------
                                           April 1, 1995   April 2, 1994
                                           -------------   -------------
Cash Flows From Operating Activities-
  Net earnings...........................   $   743,000     $   133,000
  Adjustments to reconcile net
    earnings to cash provided by
    operating activities-
    Depreciation and amortization........       724,000         641,000
    Utilization of Subsidiary NOL's
      credited to paid-in capital
      (See Note 2).......................       320,000          56,000

  Changes in assets and liabilities-
    Accounts receivable..................      (348,000)        467,000
    Inventories..........................    (3,902,000)     (1,265,000)
    Prepaid expenses and other assets....       814,000        (373,000)
    Accounts payable and other
      liabilities........................     2,281,000         935,000
                                            -----------     -----------
  Net Cash Provided by Operating
    Activities...........................       632,000         594,000
                                            -----------     -----------
Cash Flows from Investing Activities-
  Additions to property and equipment....      (569,000)       (320,000)
                                            -----------     -----------
  Net Cash Used by Investing
    Activities...........................      (569,000)       (320,000)
                                            -----------     -----------
Cash Flows From Financing Activities-
  Proceeds from note.....................    15,000,000            -
  Proceeds from bank debt................    31,000,000            -
  Repayment of debt......................   (44,055,000)           -
  Payments of long-term debt.............        (5,000)         (4,000)
  Increase in revolving credit, net......       603,000        (200,000)
  Cost of financing activities...........    (1,717,000)           -
                                            -----------     -----------
  Net Cash Provided/(Used) by Financing
    Activities...........................       826,000        (204,000)
                                            -----------     -----------
Changes in Cash and Cash Equivalents-
  Net increase in cash and cash
    equivalents..........................       889,000          70,000
  Cash and cash equivalents at
    beginning of year....................       667,000         425,000
                                            -----------     -----------
  Cash and Cash Equivalents at End
    of Quarter...........................   $ 1,556,000     $   495,000
                                            -----------     -----------
                                            -----------     -----------

Interest paid............................   $   527,000     $   875,000
                                            -----------     -----------
                                            -----------     -----------
Income taxes paid........................   $   128,000     $    23,000
                                            -----------     -----------
                                            -----------     -----------

                             See accompanying notes

                            THE MIDDLEBY CORPORATION
                            ------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  APRIL 1, 1995

                                   (Unaudited)


1)   Basis of Presentation

     The financial statements have been prepared by The Middleby Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1994 Annual Report. Other than as indicated herein, there have been no significant changes from the data presented in said Report.

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 1, 1995 and December 31, 1994, and the results of operations and cash flows for the three months ended April 1, 1995 and April 2, 1994, respectively.


2)   Income Taxes


     The Company files a consolidated Federal income tax return. In January, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. SFAS 109 requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Adoption of SFAS 109 was effected through the cumulative catch-up method.

     The Company has recorded an income tax provision of $389,000 for the fiscal three months ended April 1, 1995. Although the Company is not a Federal taxpayer due to its NOL carry-forwards, a tax provision is still required to be recorded. As a majority of the NOL carry-forwards relate to an old quasi-reorganization, utilization of the NOL carry-forwards is recorded as a credit to the tax provision, but is directly credited to paid-in capital. The utilization of the net operating loss carry-forwards depends on future taxable income during the applicable carry-forward periods. In adopting SFAS 109 in 1993, the

     Company recorded a valuation allowance equal to the net deferred tax assets to reflect the inherent uncertainty in being able to predict future events. A tax asset of $1,350,000 was established as of December 31, 1994 with a credit to provision for income taxes of $339,000 and a credit directly to paid-in capital of $1,011,000. An additional $320,000 of the fiscal first quarter 1995 tax provision has been credited to paid-in capital. The reduction in the valuation allowance and increase in shareholders' equity of $1,350,000 reflects management's judgment as to the Company's ability to generate taxable income during the carry-forward periods. The remaining net operating loss and tax credit carry-forwards available to the Company will be recorded into income and equity at a future date.



3)   Earnings Per Share

     Earnings per share of common stock are based upon the weighted average number of outstanding shares of common stock and common stock equivalents. The treasury stock method is used in computing common stock equivalents, which included stock options and a warrant issued in conjunction with the senior secured note. The terms of the warrant provide for the purchase of 250,000 shares at $3 per share, however, under certain conditions, the warrant terms provide for the purchase of 200,000 shares at $.01 per share. Earnings per share were computed based upon the weighted average number of common shares outstanding of 8,661,000 and 8,397,000 for the fiscal quarters ended April 1, 1995 and April 2, 1994, respectively.


4)   Inventories

     Inventories are valued using the first-in, first-out method.

     Inventories consist of the following:

                                   Apr. 1, 1995        Dec. 31, 1994
                                   ------------        -------------
     Raw Materials and Parts        $11,030,000          $ 8,404,000
     Work in Process                  6,268,000            5,866,000
     Finished Goods                   7,719,000            6,846,000
                                    -----------          -----------
                                    $25,017,000          $21,116,000
                                    -----------          -----------
                                    -----------          -----------

5)   Accrued Expenses

     Accrued expenses consist of the following:

                                   Apr. 1, 1995         Dec. 31, 1994
                                   ------------         -------------
     Accrued payroll and
       related expenses.........    $ 3,710,000           $ 4,800,000
     Accrued commissions........      2,047,000             2,191,000
     Accrued warranty...........      1,420,000             1,365,000
     Accrued interest...........        719,000                62,000
     Other......................      1,777,000             2,661,000
                                    -----------           -----------
                                    $ 9,673,000           $11,079,000
                                    -----------           -----------
                                    -----------           -----------

6) Certain amounts have been reclassified in 1994 to be consistent with the 1995 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited).

RESULTS OF OPERATIONS

Net sales for the fiscal three months ended April 1, 1995 increased by $3,974,000 (12.8%) compared to the prior year's three month period ended April 2, 1994. International sales increased 29% in the first quarter over 1994 and represented 26% of total sales versus 22% in 1994. The increase in sales from the prior year resulted from the success of several new product programs and continued recognition by the foodservice industry of the Company's extensive international sales and service network.

Gross profit increased $1,721,000 (21.5%) for the quarter compared to the prior year's quarter. As a percentage of net sales, gross margin increased 2.0% to 27.8% for the quarter from the prior year's quarter. The increase in gross margin is attributable primarily to increased sales volume, the success of new product programs, improved product mix and operating efficiencies.

Selling, distribution, general and administrative expenses increased $487,000 (7.3%) for the three month period. As a percentage of sales, selling, general and administrative expenses decreased to 20.6% for the three months ended April 1, 1995, compared to 21.7% for the prior year's three month period. The improved results reflect leverage of expenses on a higher sales volume.

Interest expense for the fiscal quarter ended April 1, 1995 increased $280,000 (30.9%) compared to the prior year's quarter ended April 2, 1994. The increase is primarily due to higher prevailing interest rates during the first quarter of 1995 compared to the first quarter of 1994.

The Company recorded net earnings of $743,000 or $.09 per share for the three month period ended April 1, 1995. This compared to net earnings of $133,000 or $.01 per share for the three month period ended April 2, 1994. The first quarter increase in net earnings is attributable to the success of several new product programs, increased demand in international markets, improved operating efficiencies, and leverage of operating expenses.

FINANCIAL CONDITION AND LIQUIDITY

For the three months ended April 1, 1995, net cash provided by operating activities before changes in assets and liabilities was $1,787,000 as compared to $830,000 for the three months ended April 2, 1994. Net cash provided by operating activities after changes in assets and liabilities was $632,000 as compared to $594,000 in the prior year-to-date period. Increased operating earnings and accounts payables were partially offset by increases in receivables and inventories due to increasing volume.

On January 10, 1995, the Company's subsidiaries consummated a $57,500,000 financing package to replace existing bank debt of $44,000,000 and provide working capital for future growth. The financing includes a $42,500,000 senior secured credit facility from a group of lenders led by an affiliate of a major international bank and a $15,000,000 senior secured note placement with a major insurance company. The credit facility includes a $15,000,000 five-year term loan, a $2,500,000 capital expenditure facility, and a $25,000,000 revolving credit line. The senior secured notes have an eight-year term with payments beginning in the sixth year and bear interest at 10.99%. A warrant for the purchase of 250,000 shares of common stock at an exercise price of $3 per share was issued in conjunction with the notes; however, under certain conditions, the terms of the warrant provide for the purchase of 200,000 shares at $.01 per share.

The Company incurred financing costs of $1,717,000 which will be amortized over the average life of the note and bank debt's term. During the fiscal quarter, the Company increased its borrowings under the revolving credit agreement by $2,548,000 for payment of the financing costs and funding of operations.

Management believes the Company has sufficient financial resources available to meet its anticipated requirements for funds for operations in the current fiscal year and can satisfy the obligations under its credit and note agreements.

                           PART II   OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for any of the three months ended April 1, 1995, except as follows:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits - The following Exhibits are filed herewith:

          Exhibit (10)(iii)(a) -   Amended and Restated Employment Agreement of
                                   William F. Whitman, Jr., dated January 1,
                                   1995.

          Exhibit (10)(iii)(b) -   Amended and Restated Employment Agreement of
                                   David P. Riley dated January 1, 1995.

          Exhibit (10)(iii)(c) -   The Middleby Corporation Retirement Plan for
                                   Independent Directors adopted as of January
                                   1, 1995.

          Exhibit (10)(iii)(d) -   1995 Management Incentive Plan.

          Exhibit (27) -           Financial Data Schedule

b) Reports on Form 8-K - No such reports were filed during the quarter for which this report is filed.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THE MIDDLEBY CORPORATION
                            ------------------------
                                  (Registrant)


Date        May 15, 1995          By: /s/ John J. Hastings
     ------------------------         -------------------------------
                                      John J. Hastings, Executive
                                        Vice President, Chief
                                        Financial Officer and
                                        Secretary