Form 10-Q
period 1995-07-01
MIDDLEBY CORP
filed 1995-08-14
CIK 769520

                                    FORM 10-Q
                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------


(Mark One)

      X  Quarterly Report Pursuant to Section 13 or 15(d) of the
     ---
           Securities Exchange Act of 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 1, 1995

                                       or

         Transition Report Pursuant to Section 13 or 15(d) of the
     ---
           Securities Exchange Act of 1934

                           Commission File No. 1-9973

                            THE MIDDLEBY CORPORATION
                   -------------------------------------------
       (Exact Name of Registrant as Specified in its Charter)


        DELAWARE                              36-3352497
-------------------------------  -----------------------------------
(State or Other Jurisdiction of (I.R.S. Employer Identification No.) Incorporation or Organization)

1400 TOASTMASTER DRIVE, ELGIN, ILLINOIS                      60120
---------------------------------------                    ---------
(Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone No., including Area Code      (708) 741-3300
                                                ---------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X      NO
                                        -------        -------

As of July l, 1995, there were 8,387,163 shares of the registrant's common stock outstanding.

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                    -----------------------------------------

                           QUARTER ENDED JULY 1, 1995
                           --------------------------


                                  INDEX
                                  -----
DESCRIPTION                                                      PAGE
-----------                                                      ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  BALANCE SHEETS                                   1
                    July 1, 1995 and December 31, 1994

                  STATEMENTS OF EARNINGS                           2
                    July 1, 1995 and July 2, 1994

                  STATEMENTS OF CASH FLOWS                         3
                    July 1, 1995 and July 2, 1994

                  NOTES TO FINANCIAL STATEMENTS                    4

         Item 2.  Management's Discussion and Analysis             7
                  of Financial Condition and Results of
                  Operations


PART II. OTHER INFORMATION                                         9

PART I.  FINANCIAL INFORMATION
------------------------------

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                    -----------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                           (Unaudited)
ASSETS                                     July 1, 1995     Dec. 31, 1994
--------------------------------------    -------------     -------------
Cash and Cash Equivalents.............    $  1,687,000      $    667,000
Accounts Receivable, net..............      18,386,000        18,064,000
Inventories, net......................      25,424,000        21,116,000
Prepaid Expenses and Other............         900,000         1,394,000
                                          ------------      ------------
     Total Current Assets.............      46,397,000        41,241,000
Property, Plant and Equipment, net of
  accumulated depreciation of
  $13,400,000 and $12,310,000..........     23,303,000        23,260,000
Excess Purchase Price Over Net Assets
  Acquired, net of accumulated
  amortization of $3,202,000 and
  $3,063,000..........................       7,916,000         8,055,000
Other Assets..........................       4,685,000         2,818,000
Investment in Affiliated Companies....            -            1,248,000
                                          ------------      ------------
            Total Assets..............    $ 82,301,000      $ 76,622,000
                                          ------------      ------------
                                          ------------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Maturities of Long-Term Debt..    $  1,971,000      $  1,822,000
Accounts Payable......................      14,100,000        11,252,000
Accrued Expenses......................       9,987,000        11,079,000
                                          ------------      ------------
     Total Current Liabilities........      26,058,000        24,153,000
Long-Term Debt........................      44,034,000        42,650,000
Minority Interest and Other
  Non current Liabilities.............       1,890,000         1,782,000
Shareholders' Equity:
  Preferred Stock, $.01 par value;
    nonvoting; 2,000,000 shares
    authorized; none issued...........           -                 -
  Common Stock, $.01 par value;
    20,000,000 shares authorized;
    8,387,000 and 8,341,000 issued
    and outstanding in 1995 and
    1994, respectively................          83,000            83,000
  Paid-in Capital.....................      25,098,000        24,154,000
  Cumulative Translation Adjustment...        (483,000)         (384,000)
  Accumulated Deficit.................     (14,379,000)      (15,816,000)
                                          ------------      ------------
    Total Shareholders' Equity........      10,319,000         8,037,000
                                          ------------      ------------
            Total Liabilities and
              Shareholders' Equity....    $ 82,301,000      $ 76,622,000
                                          ------------      ------------
                                          ------------      ------------


                             See accompanying notes

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                    -----------------------------------------
                       CONSOLIDATED STATEMENTS OF EARNINGS
                       -----------------------------------

                                   (Unaudited)
                                   -----------

                                            Three Months Ended              Six Months Ended
                                       ----------------------------  ----------------------------
                                       July 1, 1995    July 2, 1994  July 1, 1995    July 2, 1994
                                       ------------    ------------  ------------    ------------
Net Sales. . . . . . . . . . . . . . .  $34,559,000     $34,634,000   $69,553,000     $65,654,000

Cost of Sales. . . . . . . . . . . . .   25,092,000      25,221,000    50,368,000      48,244,000
                                        -----------     -----------   -----------     -----------

        Gross Margin . . . . . . . . .    9,467,000       9,413,000    19,185,000      17,410,000

Selling and Distribution Expenses. . .    4,936,000       4,804,000     9,787,000       9,301,000
General and Administrative Expenses. .    2,355,000       2,288,000     4,708,000       4,508,000
                                        -----------     -----------   -----------     -----------

        Income from Operations . . . .    2,176,000       2,321,000     4,690,000       3,601,000

Interest Expense . . . . . . . . . . .    1,271,000       1,047,000     2,455,000       1,951,000
Other (Income) Expense, Net. . . . . .     (127,000)        143,000        71,000         320,000
                                        -----------     -----------   -----------     -----------

        Income Before Income Taxes . .    1,032,000       1,131,000     2,164,000       1,330,000

Provision for Income Taxes
  (See Note 2) . . . . . . . . . . . .      338,000         325,000       727,000         391,000
                                        -----------     -----------   -----------     -----------

        Net Earnings . . . . . . . . .  $   694,000     $   806,000   $ 1,437,000     $   939,000
                                        -----------     -----------   -----------     -----------
                                        -----------     -----------   -----------     -----------


Earnings per Common and Common
  Equivalent Share . . . . . . . . . .  $       .08     $       .10   $       .17     $       .11
                                        -----------     -----------   -----------     -----------
                                        -----------     -----------   -----------     -----------




                             See accompanying notes

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                    -----------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)
                                   -----------

                                                 Six Months Ended
                                           -----------------------------
                                            July 1, 1995    July 2, 1994
                                           -------------   -------------
Cash Flows From Operating Activities-
  Net earnings...........................   $ 1,437,000     $   939,000
  Adjustments to reconcile net
    earnings to cash provided by
    operating activities-
    Depreciation and amortization........     1,464,000       1,278,000
    Utilization of Subsidiary NOL's
      credited to paid-in capital
      (See Note 2).......................       580,000         327,000

  Changes in assets and liabilities-
    Accounts receivable..................      (322,000)     (3,957,000)
    Inventories..........................    (4,308,000)      1,243,000
    Prepaid expenses and other assets....       393,000          31,000
    Accounts payable and other
      liabilities........................     1,756,000         909,000
                                            -----------     -----------
  Net Cash Provided by Operating
    Activities...........................     1,000,000         770,000
                                            -----------     -----------
Cash Flows from Investing Activities-
  Additions to property and equipment....    (1,133,000)     (1,248,000)
  Proceeds from sale of investment.......     1,337,000            -
                                            -----------     -----------
  Net Cash Provided/(Used) by
    Investing Activities.................       204,000      (1,248,000)
                                            -----------     -----------
Cash Flows From Financing Activities-
  Proceeds from note.....................    15,000,000            -
  Proceeds from bank debt................    31,000,000            -
  Repayment of debt......................   (44,055,000)           -
  Payments of long-term debt.............    (1,573,000)         (9,000)
  Increase in revolving credit, net......     1,161,000         500,000
  Cost of financing activities...........    (1,717,000)           -
                                            -----------     -----------
  Net Cash (Used)/Provided by Financing
    Activities...........................      (184,000)        491,000
                                            -----------     -----------
Changes in Cash and Cash Equivalents-
  Net increase in cash and cash
    equivalents..........................     1,020,000          13,000
  Cash and cash equivalents at
    beginning of year....................       667,000         425,000
                                            -----------     -----------
  Cash and Cash Equivalents at End
    of Quarter...........................   $ 1,687,000     $   438,000
                                            -----------     -----------
                                            -----------     -----------


Interest paid............................   $ 1,767,000     $ 1,901,000
                                            -----------     -----------
                                            -----------     -----------
Income taxes paid........................   $   236,000     $    80,000
                                            -----------     -----------
                                            -----------     -----------

                             See accompanying notes
                                      - 3 -

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                    -----------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                  JULY 1, 1995
                                  ------------

                                   (Unaudited)
                                   -----------


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

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 1, 1995 and December 31, 1994, and the results of operations for the three and six months ended July 1, 1995 and July 2, 1994, respectively, and cash flows for the six months ended July 1, 1995 and July 2, 1994, respectively.


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

     The Company is not a Federal taxpayer due to its NOL carry-forwards, although a tax provision is still required to be recorded. As a majority of the NOL carry-forwards relate to an old quasi-reorganization, the utilization of such NOL carry-forwards is not recorded as a credit to the tax provision, but is directly credited to paid-in capital. The utilization of the net operating loss carry-forwards depends on future taxable income during the applicable carry-forward periods. In adopting SFAS 109 in 1993, the Company recorded a valuation allowance equal to the net deferred tax assets to reflect the inherent uncertainty in being able to predict future events. A tax asset of $1,350,000 was established as of December 31, 1994 with a credit to provision for income taxes of $339,000 and a credit directly to paid-in capital of $1,011,000. $580,000 of the fiscal year-to-date tax provision has been credited to paid-in capital. The Company has recorded income tax provisions of $338,000 and $727,000 for the fiscal three and six months ended July 1, 1995, respectively. The reduction in the valuation allowance and increase in shareholders' equity reflects management's judgment as to the Company's ability to generate taxable income during the carry-forward periods. The remaining net operating loss and tax credit carry-forwards available to the Company will be recorded into income and equity at a future date.


3)   Earnings Per Share

     Earnings per share of common stock are based upon the weighted average number of outstanding shares of common stock and common stock equivalents. The treasury stock method is used in computing common stock equivalents, which included stock options and a warrant issued in conjunction with the senior secured note. The terms of the warrant provide for the purchase of 250,000 shares at $3 per share, however, under certain conditions, the warrant terms provide for the purchase of 200,000 shares at $.01 per share. Earnings per share were computed based upon the weighted average number of common shares outstanding of 8,693,000 and 8,396,000 for the fiscal quarters ended July 1, 1995 and July 2, 1994, respectively, and 8,678,000 and 8,397,000 for the fiscal year-to-date periods ended July 1, 1995 and July 2, 1994, respectively.


4)   Sale of Investment in Affiliated Companies

     On June 9, 1995, the Company sold its remaining 11.2% interest in the Seco Products Corporation ("Seco") for $1,447,000 net of expenses. $110,000 of the proceeds is being held in escrow for one year. $669,000 of the proceeds of the sale were applied to the bank term loan and the remainder reduced the revolving credit balance. No gain or loss was recorded on the sale.

5)   Inventories

     Inventories are valued using the first-in, first-out method.

     Inventories consist of the following:


                                   July 1, 1995        Dec. 31, 1994
                                   ------------        -------------
     Raw Materials and Parts        $12,214,000          $ 8,404,000
     Work in Process                  5,022,000            5,866,000
     Finished Goods                   8,188,000            6,846,000
                                    -----------          -----------
                                    $25,424,000          $21,116,000
                                    -----------          -----------
                                    -----------          -----------



6)   Accrued Expenses

     Accrued expenses consist of the following:


                                   July 1, 1995         Dec. 31, 1994
                                   ------------         -------------
     Accrued payroll and
       related expenses.........    $ 3,523,000           $ 4,800,000
     Accrued commissions........      1,844,000             2,191,000
     Accrued warranty...........      1,393,000             1,365,000
     Accrued interest...........        750,000                62,000
     Other......................      2,477,000             2,661,000
                                    -----------           -----------
                                    $ 9,987,000           $11,079,000
                                    -----------           -----------
                                    -----------           -----------


7) Certain amounts have been reclassified in 1994 to be consistent with the 1995 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited).

RESULTS OF OPERATIONS

Net sales for the fiscal three months ended July 1, 1995 decreased by $75,000 (0.2%) compared to the prior year's three month period ended July 2, 1994. Net sales for the six month period ended July 1, 1995 increased $3,899,000 (5.9%) compared to the prior year's six month period ended July 2, 1994. The slight decline in sales for the fiscal second quarter compared to the prior year's quarter resulted from a slowdown in some market segments, the timing of sales to certain large customers and decreased sales in the Mexican and Latin American markets due to the impact of the peso devaluation. The positive sales increase for the six month period is due to strong conveyor oven sales and new product introductions.

Gross margin increased $54,000 (0.6%) for the quarter compared to the prior year's quarter. Gross margin for the six month period increased $1,775,000 (10.2%) compared to the prior year's six month period. As a percentage of net sales, gross margin increased 0.2% to 27.4% for the quarter from the prior year's quarter, while year-to-date gross margins have increased 1.1% to 27.6%. Favorable product mix and continued operating efficiency improvement have contributed to the increase.

Selling, general and administrative expenses increased $199,000 (2.8%) and $686,000 (5.0%) for the three and six month periods, respectively. Increased expenses reflect promotional expenses for new products and expansion of international sales and service capabilities. As a percentage of sales, selling, general and administrative expenses increased to 21.1% for the three months ended July 1, 1995, compared to 20.5% for the prior year's three month period, but declined to 20.8% for the six month period ended July 1, 1995 compared to 21.0% for the prior year's six month period.

Other income for the quarter included a gain from the sale of a discontinued product line and proceeds from a value added tax settlement in Canada.

Interest expense for the fiscal quarter ended July 1, 1995 increased $224,000 (21.4%) compared to the prior year's fiscal quarter ended July 2, 1994, and $504,000 (25.8%) year-to-date. The increase is primarily due to higher prevailing interest rates during the first and second quarter of 1995 compared to the first and second quarter of 1994.

The Company recorded net earnings of $694,000 for the fiscal quarter ended July 1, 1995 compared to net earnings of $806,000 for the prior year fiscal quarter. Year-to-date earnings were $1,437,000 for the six month period ended July 1, 1995 compared to net earnings of

$939,000 for the six months ended July 2, 1994. The second quarter results reflect a slowdown in some segments of the Company's markets, the timing of orders from certain large customers and decreased sales in the Mexican and Latin American markets due to the impact of peso devaluation. The positive earnings gain for the six month period is largely due to strong conveyor oven sales and new product introductions.


FINANCIAL CONDITION AND LIQUIDITY

For the six months ended July 1, 1995, net cash provided by operating activities before changes in assets and liabilities was $3,481,000, as compared to $2,544,000 for the six months ended July 2, 1994. Net cash provided by operating activities after changes in assets and liabilities was $1,000,000 as compared to $770,000 in the prior year-to-date period. The increase in inventories of $4,308,000 was due to the introduction of new products, expansion of international manufacturing, and timing of orders with certain larger customers. This increase was partly offset by increased accounts payable.

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

During the fiscal quarter, the Company decreased its borrowings under its credit agreements by $1,010,000 primarily by using the cash proceeds from the sale of its investment in Seco Products Corporation ("Seco") (see Note 4). For the fiscal year-to-date, the Company increased its borrowings by $1,533,000, principally reflecting the net effect of the payment of the financing costs, the proceeds of the sale of the Seco investment, and cash required for operating activities and property and equipment additions. Also, the cash balance at July 1, 1995 increased $1,020,000 from the beginning of the year.

Management believes the Company has sufficient financial resources available to meet its anticipated requirements for funds for operations in the current fiscal year and can satisfy the obligations under its credit and note agreements.

PART II.  OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for any of the three months ended July 1, 1995, except as follows:

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 11, 1995, the Company held its 1995 Annual Meeting of Stockholders. The following persons were elected as directors to hold office until the 1996 Annual Meeting of Stockholders: Newell Garfield, Jr., A. Don Lummus, John R. Miller, III, Philip G. Putnam, David P. Riley, Sabin C. Streeter and William F. Whitman, Jr. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

     Nominee           For         Withheld       Abstained
     -------        ---------      --------       ---------

     Garfield       7,060,929       27,325             0
     Lummus         7,066,154       22,100             0
     Miller         7,066,154       22,100             0
     Putnam         7,065,054       23,200             0
     Riley          7,066,154       22,100             0
     Streeter       7,064,129       24,125             0
     Whitman        7,066,129       22,125             0

The stockholders also voted to approve the ratification of the selection of Arthur Andersen LLP as independent auditors for the Company for the fiscal year ending December 30, 1995. 7,058,496 shares were cast for such selection, 17,053 shares were cast against such selection, and 12,705 shares abstained.

No broker nonvotes were received in connection with the 1995 Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits - The following Exhibits are filed herewith:

          Exhibit (27) -      Financial Data Schedules (EDGAR only)

b) Reports on Form 8-K - No such reports were filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THE MIDDLEBY CORPORATION
                            ------------------------
                                  (Registrant)


Date     August 14, 1995          By: /s/ John J. Hastings
     ------------------------         -------------------------------

                                      John J. Hastings, Executive
                                        Vice President, Chief
                                        Financial Officer and
                                        Secretary