Form 10-Q
period 1995-09-30
MIDDLEBY CORP
filed 1995-11-14
CIK 769520

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

     / X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the period ended September 30, 1995

                                       or

    /   /     Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934

                          Commission File No. 1-9973


                           THE MIDDLEBY CORPORATION
            -----------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


              Delaware                              36-3352497
   -------------------------------       ----------------------------------
   (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
    Incorporation or Organization)


   1400 Toastmaster Drive, Elgin, Illinois               60120
   ---------------------------------------         -----------------
   (Address of Principal Executive Offices)            (Zip Code)


  Registrant's Telephone No., including Area Code     (708) 741-3300
                                                     ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  YES   / X /     NO  /  /

As of September 30, 1995, there were 8,388,363 shares of the registrant's common stock outstanding.

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                        QUARTER ENDED SEPTEMBER 30, 1995


                                      INDEX

DESCRIPTION                                                  PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  BALANCE SHEETS                               1
                    September 30, 1995 and December 31, 1994

                  STATEMENTS OF EARNINGS                       2
                    September 30, 1995 and October 1, 1994

                  STATEMENTS OF CASH FLOWS                     3
                    September 30, 1995 and October 1, 1994

                  NOTES TO FINANCIAL STATEMENTS                4

         Item 2.  Management's Discussion and Analysis         7
                  of Financial Condition and Results of
                  Operations


PART II. OTHER INFORMATION                                     9

    PART I.  FINANCIAL INFORMATION

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                               (Unaudited)
    ASSETS                                    Sept. 30,1995     Dec. 31, 1994

    Cash and Cash Equivalents.............    $    955,000      $    667,000
    Accounts Receivable, net..............      18,981,000        18,064,000
    Inventories, net......................      24,849,000        21,116,000
    Prepaid Expenses and Other............       1,418,000         1,394,000
                                               -----------       -----------
         Total Current Assets.............      46,203,000        41,241,000

    Property, Plant and Equipment, net of
      accumulated depreciation of
      $13,973,000 and $12,310,000..........     23,329,000        23,260,000
    Excess Purchase Price Over Net Assets
      Acquired, net of accumulated
      amortization of $3,272,000 and
      $3,063,000..........................       7,846,000         8,055,000

    Other Assets..........................       4,705,000         2,818,000
    Investment in Affiliated Companies....            -            1,248,000
                                               -----------       -----------
                Total Assets..............    $ 82,083,000      $ 76,622,000
                                               -----------       -----------
                                               -----------       -----------

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Maturities of Long-Term Debt..    $  2,046,000      $  1,822,000
    Accounts Payable......................      12,391,000        11,252,000
    Accrued Expenses......................      11,227,000        11,079,000
                                               -----------       -----------
         Total Current Liabilities........      25,664,000        24,153,000
    Long-Term Debt........................      42,667,000        42,650,000

    Minority Interest and Other
      Non-current Liabilities.............       1,967,000         1,782,000
    Shareholders' Equity:
      Preferred Stock, $.01 par value;
        nonvoting; 2,000,000 shares
        authorized; none issued...........           -                 -

      Common Stock, $.01 par value;
        20,000,000 shares authorized;
        8,388,000 and 8,341,000 issued
        and outstanding in 1995 and
        1994, respectively................          84,000            83,000
      Paid-in Capital.....................      25,564,000        24,154,000
      Cumulative Translation Adjustment...        (444,000)         (384,000)
      Accumulated Deficit.................     (13,419,000)      (15,816,000)
                                               -----------       -----------
        Total Shareholders' Equity........      11,785,000         8,037,000
                                               -----------       -----------
                Total Liabilities and
                  Shareholders' Equity....    $ 82,083,000      $ 76,622,000
                                               -----------       -----------
                                               -----------       -----------

                              See accompanying notes

                                   THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                  (Unaudited)

                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                          -----------------------------  -----------------------------
                                          SEPT. 30, 1995   OCT. 1, 1994  SEPT. 30, 1995   OCT. 1, 1994
                                          --------------   ------------  --------------   ------------
    Net Sales.............................  $35,237,000     $32,349,000   $104,790,000    $98,003,000
    Cost of Sales.........................   25,100,000      23,328,000     75,468,000     71,572,000
                                           ------------    ------------   ------------   ------------
            Gross Profit..................   10,137,000       9,021,000     29,322,000     26,431,000
    Selling and Distribution Expenses.....    4,949,000       4,253,000     14,736,000     13,554,000
    General and Administrative Expenses...    2,431,000       2,199,000      7,139,000      6,707,000
                                           ------------    ------------   ------------   ------------
            Income from Operations........    2,757,000       2,569,000      7,447,000      6,170,000
    Interest Expense .....................    1,173,000       1,075,000      3,628,000      3,026,000
    Other Expense, Net....................      192,000         174,000        263,000        494,000
                                           ------------    ------------   ------------   ------------
            Income Before Income Taxes....    1,392,000       1,320,000      3,556,000      2,650,000
    Provision for Income Taxes
      (See Note 2)........................      432,000         411,000      1,159,000        802,000
                                           ------------    ------------   ------------   ------------
            Net Earnings..................  $   960,000     $   909,000   $  2,397,000    $ 1,848,000
                                           ------------    ------------   ------------   ------------
                                           ------------    ------------   ------------   ------------
    Earnings per Common and Common
      Equivalent Share....................  $       .11     $       .11   $        .28    $       .22
                                           ------------    ------------   ------------   ------------
                                           ------------    ------------   ------------   ------------


                                             See accompanying notes

                       THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                       NINE MONTHS ENDED
                                                -------------------------------
                                                Sept. 30, 1995    Oct. 1, 1994
                                                --------------    -------------
     Cash Flows From Operating Activities-
       Net earnings...........................   $ 2,397,000     $ 1,848,000
       Adjustments to reconcile net
         earnings to cash provided by
         operating activities-

         Depreciation and amortization........     2,216,000       1,921,000
         Utilization of Subsidiary NOL's
           credited to paid-in capital
           (See Note 2).......................       995,000         680,000

       Changes in assets and liabilities-
         Accounts receivable..................      (917,000)     (2,141,000)
         Inventories..........................    (3,733,000)      1,423,000
         Prepaid expenses and other assets....      (299,000)         74,000
         Accounts payable and other
           liabilities........................     1,287,000        (820,000)
                                                 ------------    ------------
       Net Cash Provided by Operating
         Activities...........................     1,946,000       2,985,000
                                                 ------------    ------------
     Cash Flows From Investing Activities-
       Additions to property and equipment....    (1,732,000)     (1,272,000)
       Proceeds from sale of investment.......     1,337,000            -
                                                 ------------    ------------
       Net Cash Used by Investing
         Activities...........................      (395,000)     (1,272,000)
                                                 ------------    ------------
     Cash Flows From Financing Activities-
       Proceeds from note.....................    15,000,000            -
       Proceeds from bank debt................    31,000,000            -
       Repayment of debt......................   (44,055,000)           -
       Payments of long-term debt.............    (2,027,000)     (1,838,000)
       Proceeds from mortgage term loan.......       293,000         457,000
       Increase in revolving credit, net......       243,000            -
       Cost of financing activities...........    (1,717,000)           -
                                                 ------------    ------------
       Net Cash Used by Financing
         Activities...........................    (1,263,000)     (1,381,000)
                                                 ------------    ------------
     Changes in Cash and Cash Equivalents-
       Net increase in cash and cash
         equivalents..........................       288,000         332,000
       Cash and cash equivalents at
         beginning of year....................       667,000         425,000
                                                 ------------    ------------
       Cash and Cash Equivalents at End
         of Quarter...........................   $   955,000     $   757,000
                                                 ------------    ------------
                                                 ------------    ------------
     Interest paid............................   $ 2,938,000     $ 3,034,000
                                                 ------------    ------------
                                                 ------------    ------------
     Income taxes paid........................   $   286,000     $   121,000
                                                 ------------    ------------
                                                 ------------    ------------
                                See accompanying notes
                                         - 3 -

                       THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1995
                                      (Unaudited)


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

  In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1995 and December 31, 1994, and the results of operations for the three and nine months ended September 30, 1995 and October 1, 1994, respectively, and cash flows for the nine months ended September 30, 1995 and October 1, 1994.


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

  The Company is not a Federal taxpayer due to its NOL carry-forwards, although a tax provision is still required to be recorded. As a majority of the NOL carry-forwards relate to an old quasi- reorganization, the utilization of such NOL carry-forwards is not recorded as a credit to the tax provision, but is directly credited to paid-in capital. The utilization of the net operating loss carry-forwards depends on future taxable income during the applicable carry-forward periods. In adopting SFAS 109 in 1993, the Company recorded a valuation allowance equal to the net deferred tax assets to reflect the inherent uncertainty in being able to predict future events.
 A tax asset of $1,350,000 was established as of December 31, 1994 with a credit to provision for income taxes of $339,000 and a credit directly to paid-in capital of $1,011,000. $995,000 of the fiscal year-to-date tax provision has been credited to paid-in capital. The Company has recorded income tax provisions of $432,000 and $1,159,000 for the fiscal three and nine months ended September 30, 1995, respectively. The reduction in the valuation allowance and increase in shareholders' equity reflects management's judgment as to the Company's ability to generate taxable income during the carry-forward periods. The remaining net operating loss and tax credit carry-forwards available to the Company will be recorded into income and equity at a future date.


 3) EARNINGS PER SHARE

  Earnings per share of common stock are based upon the weighted average number of outstanding shares of common stock and common stock equivalents. The treasury stock method is used in computing common stock equivalents, which included stock options and a warrant issued in conjunction with the senior secured note. The terms of the warrant provide for the purchase of 250,000 shares at $3 per share, however, under certain conditions, the warrant terms provide for the purchase of 200,000 shares at $.01 per share. Earnings per share were computed based upon the weighted average number of common shares outstanding of 8,680,000 and 8,441,000 for the fiscal quarters ended September 30, 1995 and October 1, 1994, respectively, and 8,679,000 and 8,437,000 for the fiscal year-to-date periods ended September 30, 1995 and October 1, 1994, respectively.

 4) SALE OF INVESTMENT IN AFFILIATED COMPANIES

  On June 9, 1995, the Company sold its remaining 11.2% interest in the Seco Products Corporation ( Seco ) for $1,447,000 net of expenses. $110,000 of the proceeds is being held in escrow for one year. $669,000 of the proceeds of the sale were applied to the bank term loan and the remainder reduced the revolving credit balance. No gain or loss was recorded on the sale.

 5) INVENTORIES

  Inventories are valued using the first-in, first-out method.

  Inventories consist of the following:

                                                 SEPT. 30, 1995  DEC. 31,1994
                                                 --------------  ------------
  Raw Materials and Parts                         $11,919,000     $ 8,404,000
  Work in Process                                   5,151,000       5,866,000
  Finished Goods                                    7,779,000       6,846,000
                                                  -------------  ------------
                                                  $24,849,000     $21,116,000
                                                  -------------  ------------
                                                  -------------  ------------



 6) ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                 SEPT. 30, 1995  DEC. 31,1994
                                                 --------------  ------------
  Accrued payroll and
  related expenses.........                       $ 4,219,000     $ 4,800,000
  Accrued commissions........                       2,091,000       2,191,000
  Accrued warranty...........                       1,372,000       1,365,000
  Accrued interest...........                         752,000          62,000
                                                  -------------  ------------
  Other......................                       2,793,000       2,661,000
                                                  -------------  ------------
                                                  $11,227,000     $11,079,000
                                                  -------------  ------------
                                                  -------------  ------------


 7) Certain amounts have been reclassified in 1994 to be consistent with the 1995 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED).

 RESULTS OF OPERATIONS
  Net sales for the fiscal quarter ended September 30, 1995 increased by $2,888,000 (8.9%) compared to the prior year. Net sales for the nine month period ended September 30, 1995 increased $6,787,000 (6.9%) compared to the prior year. The increase in sales for the fiscal third quarter compared to the prior year resulted from higher sales of conveyor cooking equipment in global markets and increased penetration into traditional foodservice outlets, as well as successful new product introductions. Cooking and warming manufacturing divisions showed a sales increase of 12%, while the refrigeration segment decreased 15%. Conveyor oven sales, which comprise the Middleby Marshall and CTX lines, increased 25% during the quarter. Counter line cooking and warming equipment increased 7% in the quarter. Within the refrigeration segment, sales in the foodservice market increased in line with the overall increase for the Company while products for the beverage and bottling industry declined significantly. Sales in our core cooking and steaming equipment line also declined in the quarter. International sales increased 25% in the third quarter over the prior year s quarter. International sales represented 28% of total sales for the quarter as compared to 24% in the 1994 quarter.

 Gross profit increased $1,116,000 (12.4%) for the quarter compared to the prior year's quarter. Gross profit for the nine-month period increased $2,891,000 (10.9%) compared to the prior year s nine-month period. As a percentage of net sales, gross margin increased 0.9% to 28.8% for the quarter from the prior year s quarter, while year-to-date gross margins have increased 1.0% to 28.0%. Favorable product mix and continued operating efficiency improvement contributed to the increase, along with favorable workers compensation adjustments.

 Selling, general and administrative expenses increased $928,000 (14.4%) and $1,614,000 (8.0%) for the three- and nine-month periods, respectively. Increased expenses reflected marketing expenses for new products, trade show expense and expansion of international sales and service capabilities, including the establishment of a sales distribution office in France. As a percentage of sales, selling, general and administrative expenses increased to 20.9% for the fiscal quarter ended September 30, 1995, compared to 19.9% for the prior year's quarter, and increased to 20.9% for the nine-month period ended September 30, 1995 compared to 20.7% for the prior year s nine month period.

 Interest expense for the fiscal quarter ended September 30, 1995 increased $98,000 (9.1%) compared to the prior year fiscal quarter, and $602,000 (19.9%) year-to-date. The increase was primarily due to higher prevailing interest rates during 1995 and the higher interest rate of the senior secured note obtained in the January 1995 refinancing in comparison to the then existing bank debt.

 The Company recorded net earnings of $960,000 for the fiscal quarter ended September 30, 1995 compared to net earnings of $909,000 for the prior year fiscal quarter. Year-to-date net earnings were

$2,397,000 for the nine-month period ended September 30, 1995 compared to net earnings of $1,848,000 for the nine months ended October 1, 1994.

 The third quarter results reflect the increased sales of conveyor cooking equipment and new product introductions, offset in part by higher marketing expenses associated with new product introductions, higher interest expenses and deferred financing cost amortization.

 FINANCIAL CONDITION AND LIQUIDITY

 For the nine months ended September 30, 1995, net cash provided by operating activities before changes in assets and liabilities was $5,608,000, as compared to $4,449,000 for the nine months ended October 1, 1994. Net cash provided by operating activities after changes in assets and liabilities was $1,946,000 as compared to $2,985,000 in the prior year-to-date period. The increase in inventories of $3,733,000 was due to the introduction of new products, expansion of international manufacturing, and timing of orders with certain large customers. This increase was partly offset by increased accounts payable.

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

 During the fiscal quarter, the Company decreased its borrowings under its credit agreements by $1,292,000 primarily by using cash provided by operations. For the fiscal year-to-date, the Company increased its borrowings under the revolving credit facility by $243,000, principally reflecting the net effect of the payment of the financing costs, the proceeds of the sale of the Seco investment (see Note 4), and cash required for operating activities and property and equipment additions. Also, the cash balance at September 30, 1995 increased $288,000 from the beginning of the year.

 Management believes the Company has sufficient financial resources available to meet its anticipated requirements for funds for operations in the current fiscal year and can satisfy the obligations under its credit and note agreements.

  PART II.  OTHER INFORMATION
  The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for any of the three months ended September 30, 1995, except as follows:

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a) Exhibits - The following Exhibits are filed herewith:

    Exhibit (27) - Financial Data Schedules (EDGAR only)

 b) One report on Form 8-K dated September 1, 1995 was filed reporting under Item 5 thereto describing and including certain Pro Forma Financial Information under Item 7 thereto.

                                 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                THE MIDDLEBY CORPORATION
                                                      (Registrant)

 Date  November 10, 1995                        By: /s/ John J. Hastings
      ------------------                           -----------------------
                                                   John J. Hastings, Executive
                                                     Vice President, Chief
                                                     Financial Officer and
                                                       Secretary
                                                     (Principal Financial and
                                                     Accounting Officer)