Form 10-K405
period 1995-12-30
MIDDLEBY CORP
filed 1996-03-29
CIK 769520

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K
                                      ---------

         X    Annual Report Pursuant to Section 13 or 15(d) of the
       -----
              Securities Exchange Act of 1934 (Fee Required)

                     FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995

                                          or
             Transition Report Pursuant to Section 13 or 15(d) of the
       -----
              Securities Exchange Act of 1934 (No Fee Required)

                              Commission File No. 1-9973

                               THE MIDDLEBY CORPORATION
                               ------------------------
                (Exact name of Registrant as specified in its charter)

                   DELAWARE                           36-3352497
              ------------------                   ----------------
        (State or other jurisdiction of             (IRS Employer
         incorporation or organization)         Identification Number)

1400 TOASTMASTER DRIVE, ELGIN, ILLINOIS                  60120
---------------------------------------                  -----
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   847-741-3300
                                                      ------------
Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of each class
                                 -------------------
                                    COMMON STOCK,
                              PAR VALUE $0.01 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.    Yes   X    No       .
             -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 15, 1996 was approximately $29,257,000. The number of shares outstanding of the Registrant's class of common stock, as of March 15, 1996, was 8,399,838 shares.

                         Documents Incorporated by Reference
                         -----------------------------------
Part III of Form 10-K incorporates by reference the Company's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 1996 annual meeting of stockholders.

                      THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                                  DECEMBER 30, 1995

                               FORM 10-K ANNUAL REPORT

                                  TABLE OF CONTENTS

                                                             PAGE
                                                            ------
                                        PART I

Item 1.  Business.........................................    1

Item 2.  Properties.......................................    7

Item 3.  Legal Proceedings................................    8

Item 4.  Submission of Matters to a Vote of
           Security Holders...............................    8

                                       PART II

Item 5.  Market for Registrant's Common Equity
           and Related Stockholder Matters................    8

Item 6.  Selected Financial Data..........................    9

Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..   10

Item 8.  Financial Statements and Supplementary Data......   12

Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.........   31

                                       PART III

Item 10. Directors and Executive Officers of the
           Registrant.....................................   31

Item 11. Executive Compensation...........................   31

Item 12. Security Ownership of Certain Beneficial
           Owners and Management..........................   31

Item 13.    Certain Relationships and Related
           Transactions...................................   31

                                       PART IV

Item 14. Exhibits, Financial Statement Schedules
           and Reports on Form 8-K........................   31

                                        PART 1

ITEM 1.  BUSINESS

GENERAL

The Middleby Corporation ("Middleby" or the "Company"), through its subsidiaries and their operating divisions, is engaged in the design, manufacture and sale of commercial and institutional foodservice equipment. It designs, develops, manufactures and markets a broad line of equipment used for the cooking, preparation and refrigeration of food for commercial and institutional kitchens and restaurants, along with a line of refrigerated display coolers used primarily by soft drink bottlers in supermarkets and other retail outlets.

PRINCIPAL PRODUCTS AND OPERATING DIVISIONS

The Company's operations are conducted principally through three domestic and two international business units. Each of the business units operates independently of the others with its own management, marketing, manufacturing and product development capabilities. The business unit Presidents or General Managers report to the Company's President and Chief Executive Officer, and the Company's corporate staff performs cash management, capital expenditure authorization, financial reporting, planning, corporate accounting, and certain other marketing, service and operations management, and administrative functions.

    MIDDLEBY COOKING SYSTEMS GROUP, Elgin, IL
Principal product lines manufactured at this operating division are Middleby Marshall-Registered Trademark- conveyor ovens, CTX-Registered Trademark-infrared ovens, Toastmaster-Registered Trademark- counterline cooking and warming equipment; and Titan-Registered Trademark- mixers. The Middleby Marshall and CTX products and the Toastmaster and Titan products are handled through two distinct independent sales and marketing divisions within the Cooking Systems Group.

Middleby Marshall is one of the leading producers of conveyor cooking equipment in the world. Its conveyor ovens utilize a patented process, "Jet-Sweep-TM-" air impingement, that forces heated air at high velocities through a system of nozzles above and below the food product which is placed on a moving conveyor belt. This process achieves faster baking times and greater consistency of bake than conventional ovens. As a manufacturer of baking and cooking equipment since 1888, Middleby Marshall is renowned for quality and durability. Its ovens are used by the majority of major global and domestic pizza chains and other restaurants and institutions.

The CTX line of conveyor ovens utilizes patented infrared cooking and precision control technology.

Toastmaster commercial electric cooking and warming equipment include toasters, hot food servers, foodwarmers, griddles, fryers, convection ovens and ranges. Toastmaster products feature energy saving and food safety technologies such as that offered in the AccuMiser-TM- griddle. As a long-term supplier to major restaurant chains, Toastmaster has developed the capabilities to provide customized equipment for a chain's particular needs. An example is the development of a conveyor toaster for a major quick service chain in

1995, resulting in improved operating efficiencies and less food waste. Toastmaster has recently entered into distribution arrangements with a European manufacturer of rotisserie cooking and merchandising display equipment.

The Company does not produce consumer products under the Toastmaster-Registered Trademark- name, as the rights to the Toastmaster brand name for consumer markets are owned by an unaffiliated company, Toastmaster, Inc.

    SOUTHBEND, Fuquay-Varina, NC
Southbend-Registered Trademark- designs, manufactures and markets core cooking equipment specified for use by the professional chef, as well as standardized equipment for general use in restaurants and institutions. Principal products are heavy duty gas ranges, convection ovens, broilers, fryers and griddles. Southbend also offers a broad line of steam cooking equipment under the SteamMaster-Registered Trademark- name, some of which it produces and some is produced for it by other manufacturers.

    VICTORY, Cherry Hill, NJ
Victory-Registered Trademark- designs, manufactures and markets commercial refrigeration equipment and systems for the foodservice and beverage industries. Products include reach-in and undercounter refrigerators and freezers, pizza and food preparation units, rapid chill freezers, proofing cabinets, display cases and merchandisers. In fiscal 1993, Victory introduced a limited line of refrigerated display coolers which is distributed primarily to soft drink bottlers, generally affiliated with a major soft drink company, for placement in supermarkets and other retail outlets. Victory has designed certain of these coolers under exclusive purchase agreements with a major soft drink company. In late 1995, Victory introduced a line of glass door merchandisers with exclusive features for the general bottling market.

    ASBURY ASSOCIATES, INC., Miramar, FL
Asbury Associates ("Asbury") is an export management and distribution company engaged in the representation and distribution of foodservice equipment. Asbury sells the Company's product lines and certain non-competing product lines of other American and European manufacturers throughout the world (except for Canada, where the Company has a distribution company under the name of Escan). Asbury is headquartered in Miramar, Florida with Asian sales and administrative operations based in Manila, the Philippines. Asbury has sales offices in Bilbao, Spain, Paris, France, Taipei, Taiwan and Jakarta, Indonesia. The Company acquired a majority interest in Asbury in April, 1990, which was increased to 80% in 1991. Asbury has established two additional business units:
ICES, a foodservice equipment dealer in the Philippines and Asbury S.L., a foodservice equipment distributor in Spain and France. A distribution company in Taiwan is expected to be established in April, 1996.

Asbury has the ability to offer customers a complete package of equipment, delivered and installed in over 100 countries throughout the world. For a local country distributor, Asbury provides centralized sourcing of a broad line of American and European equipment with complete export management services, including export documentation, freight forwarding, equipment warehousing and consolidation, installation, warranty service and part support.

    MIDDLEBY PHILIPPINES CORPORATION,the Philippines
Middleby Philippines Corporation ("MPC") was incorporated in 1995 as part of a major expansion of the Company's manufacturing capabilities in the Philippines and is comprised of a fabricated equipment division and standard equipment division.

The fabricated equipment division, Fab-Asia, Inc.("Fab-Asia"), designs, engineers, fabricates and installs semi-custom kitchen equipment units used primarily in conjunction with standard equipment manufactured in the United States to make a complete kitchen installation. Fab-Asia's customers are primarily Asian operations of major foodservice chains and hotels.

The standard equipment division is expected to begin operations in early 1996 in a newly constructed 54,000 square foot facility outside of Manila. The division will manufacture certain products of the Company's U.S. based divisions for sale in the Asian markets.

The Company owns 80% of MPC. Fab-Asia was formed in 1991 at which time the Company acquired a majority interest, and increased its interest to 80% in 1994. The operating assets of Fab-Asia were transferred to MPC on January 1, 1996.


THE MARKET AND CUSTOMERS

The Company's products are sold primarily through independent dealers and distributors for use in the commercial and institutional foodservice industry. Certain large restaurant and hotel chain customers own purchasing organizations that manage product procurement for their own systems. End-user customers include full service restaurants, quick service restaurants, cafeterias, hotels and resorts, recreational and sports facilities, retail outlets such as supermarkets and convenience stores, and private and public institutions, such as schools, hospitals, long-term care facilities, correctional facilities, military establishments and government agencies. The products are marketed in the United States and in over 100 countries through a combination of the Company's own sales personnel and international marketing subsidiaries, and an extensive network of independent dealers, distributors, consultants, sales representatives and agents.

During the past several decades, growth in the foodservice market in the United States has been driven primarily by population growth, economic growth and demographic changes, including the emergence of families with multiple wage-earners and growth in the number of higher-income households, leading to a demand for convenience in food preparation and consumption. Eating out and carry out continue to be on an upward trend in the U.S., though slower than the 1970's and 1980's due to lower economic growth. Higher growth is evidenced in the international markets as U.S. national restaurant concepts, particularly quick service chains, increasingly enter those markets. According to a leading industry publication, by the end of 1994, the top 100 chain-restaurant companies in the United States were operating more than 16 percent of their units outside the United States. Aggressive expansion in international markets is expected to be driven by the explosive population growth and economic development in nonindustrialized and industrializing nations, along with the favorable operating economics for the foodservice operator.

The foodservice equipment market generally has grown in response to the primary growth factors of the foodservice industry noted above. However, large foodservice chains generally have a greater influence on the equipment market as a result of new store openings, remodeling and upgrade programs and equipment purchases to support new menu items. According to published industry sources, the foodservice equipment market in the U.S. increased 6.2% to $5.85 billion in 1995 and is expected to grow by 6.2% in 1996. The industry's top 50 specifying chain giants, per a leading publication, had 7.4% growth in specified equipment during 1995 led by new construction and non-traditional site development.

The United States has had only moderate growth in the foodservice equipment market since the economic downturn of 1991-1992. The international equipment market, however, has grown more substantially. The Company believes that the ability to support the domestic and international growth of foodservice and hotel chains through worldwide sales and service networks will be a key element in establishing its market position.

International sales accounted for approximately 28% of total sales in fiscal 1995, 26% of total sales in fiscal 1994 and 24% of total sales in fiscal 1993. No customer accounted for more than 10% of sales in fiscal 1995, 1994 or 1993.

The backlog of orders was $14,357,000 at December 30, 1995, all of which is expected to be filled during 1996. The Company's backlog was $14,101,000 at December 31, 1994. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of the Company's products.

MARKETING AND DISTRIBUTION

Each of the Company's business units is responsible for the marketing of its products, under the direction of the unit's President or General Manager, Sales Manager and supporting personnel. Each business unit manages its own sales, promotion and marketing programs with coordination and support from corporate sales and marketing functions.

The Company's marketing strategy is conducted through each of the principal distribution channels to reach the worldwide foodservice market. These are: direct sales to the major foodservice chains; sales to foodservice equipment dealers for distribution to the broader foodservice market; sales through consultant-specifiers representing large project equipment installations; and international sales primarily through the Asbury distribution organization. The Company's relationships with major national restaurant chains is primarily handled through an integrated effort of top-level executive and sales management at the corporate and division level to best service the customer's needs. Management believes that its extensive capabilities in engineering, manufacturing, field service and technical sales support enables the Company to respond effectively to a chain's requirements.

There is a broad base of non-exclusive foodservice equipment dealers in the U.S. serving the independent end-users. The Company's products are marketed through a combined network of approximately 2,000 foodservice equipment dealers, who in turn are supported by over 300 manufacturers' marketing representatives. International sales are primarily made through Asbury's distribution network to larger end-users and to independent local country distributors. The Company's products are serviced by independent service agencies, and supported through a factory training and certification program for technicians.


COMPETITION

In general, the foodservice equipment industry is highly competitive and fragmented. Within a given product line, the industry remains fairly concentrated, with typically a small number of competitors accounting for the bulk of the line's industry-wide sales. Industry competition includes companies who manufacture a broad line of commercial foodservice equipment products and those who specialize in a particular product line. Competition in the industry is based upon many factors, including name recognition, product features and design, quality, price, serviceability, after-market service and deliverability. The Company attempts to differentiate its products through advanced technological features and benefits. Management believes that the demand for labor saving, energy efficient and flexible equipment will increase, driven by quick service chains that face labor supply issues, space limitations and increasing operating costs. The Company also focuses on the user interface and serviceability factors across its global product markets.

In the international markets, the Company competes with U.S. manufacturers and numerous local competitors. Management believes the Company's international export management and distribution capabilities uniquely positions it to provide value added services to the U.S. and international based chains, as well as to local country distributors offering a complete line of kitchen equipment.

The Company believes it is among the largest full-line manufacturers of foodservice equipment, both in the United States and worldwide, though some of its competitors are units of operations which are larger than the Company and possess greater financial and personnel resources.

Among the Company's major domestic competitors are Welbilt Corporation (a subsidiary of Berisford International plc), Specialty Equipment Companies, Inc., G.S. Blodgett Corp., and Hobart and Vulcan Hart, which are both units of Premark International, Inc.


SOURCES OF SUPPLY

The Company purchases its raw materials and component parts from a number of suppliers. The majority of the Company's material purchases are standard commodity-type materials, such as stainless steel, electrical components, hardware and various components. Such materials and parts generally are available in adequate quantities from numerous suppliers. Some component parts are obtained from sole sources of supply for reasons the Company deems advantageous. In such instances, management believes it can substitute other suppliers as it may require. The majority of the required fabrication is done internally through the use of automated equipment. Certain equipment and accessories are manufactured by other suppliers for sale by the Company. The Company believes it enjoys good relationships with its suppliers and considers the present sources of supply to be generally adequate for its present and anticipated future requirements.



LICENSES, PATENTS, AND TRADEMARKS

Middleby Marshall has an exclusive license from Patentsmith II, Inc. to manufacture, use and sell in the United States impingement type ovens for commercial food applications in which the interior length or width of a rectangular cooking area, or in which the diameter of a circular cooking area, equals or exceeds 36 inches. The Patentsmith II license covers numerous patents, some of which extend beyond the year 2000. Middleby Marshall also holds an exclusive sublicense from Lincoln Foodservice Products, Inc., a division of Welbilt Corporation, to manufacture, use and sell throughout the world, other than the United States and Japan, impingement type ovens of the above-described dimensions for commercial food applications. This sublicense covers the foreign analogues of the patents covered by the Patentsmith II license and grants Middleby Marshall rights of first refusal for a similar sublicense in Japan. The Patentsmith II license and the Lincoln sublicense expire upon the expiration of the last patented improvement covered by the license. While the loss of the Patentsmith II license would have an adverse effect on the Company, management believes it is capable of designing, manufacturing and selling similar equipment, although not as technologically advanced. Lincoln and Fuji Chubo Setsubi Company, Ltd. are the only other foodservice equipment manufacturers licensed under the Patentsmith II patents.

The Company holds numerous patents covering technology and applications related to various products, equipment and systems. Management believes the expiration of any one of these patents would not have a material adverse effect on the overall operations or profitability of the Company.

The Company owns numerous trademarks and trade names; among them, Middleby Marshall-Registered Trademark-, CTX-Registered Trademark-, Southbend-Registered Trademark-, SteamMaster-Registered Trademark-, Toastmaster-Registered Trademark-, Titan-Registered Trademark-, and Victory-Registered Trademark- are registered in the U.S. Patent and Trademark Office and in various foreign countries.

EMPLOYEES

As of December 30, 1995, the Company employed 1,055 persons. Of this amount, approximately 397 were management, administrative, sales, engineering and supervisory personnel; approximately 267 were hourly production non-union workers; and approximately 391 were hourly production union members. Included in these totals were 244 individuals employed outside of the United States, of which 117 were management, sales, administrative and engineering personnel, and 127 were hourly production non-union workers. Principal union contracts are with locals of the International Brotherhood of Teamsters at the

Company's Elgin, Illinois facility and the Seafarers International at the Company's Cherry Hill, New Jersey facility. The union contract with the International Brotherhood of Teamsters expires on May 1, 1997 and the contract with the Seafarers International expires on May 29, 1998. It is management's opinion that the relationships between its employees, unions and management are good.

ITEM 2.  PROPERTIES

The Company's principal executive offices are located in the Elgin, Illinois manufacturing facility. The Company's property, plant and equipment are encumbered pursuant to its current credit agreements. (See Note 4 of the Notes to Consolidated Financial Statements.)

The principal properties of the Company are listed below:

                                            Building
Division and            Principal            Square        Owned/
  Location              Function             Footage       Leased
------------            ---------            --------      ------
Middleby Cooking        Manufacturing,       207,000       Owned
  Systems Group         Warehousing and
  Elgin, Illinois       Offices

Southbend               Manufacturing,       131,000       Owned
  Fuquay-Varina,        Warehousing and
  North Carolina        Offices

Victory                 Manufacturing,       235,000       Owned
  Cherry Hill,          Warehousing and
  New Jersey            Offices

Asbury Assoc., Inc.     Offices and           18,000       Leased(a)
  Miramar, Florida      Warehousing

Middleby Philippines    Manufacturing and     54,000       Owned
 Corporation            Warehousing
   Laguna, the
   Philippines

Fab-Asia, Inc.          Manufacturing, and    31,400       Leased(b)
  Manila, the           Warehousing
  Philippines

Notes:

    (a) Lease expires October, 2002 with payments of approximately $12,000 per month.

    (b) The Fab-Asia facilities in metro-Manila comprise two adjacent locations within a government sponsored industrial/ export development compound; combined rent payments are approximately $5,000 per month for terms expiring in fiscal 1996.

At various other locations the Company leases small amounts of office space for administrative and sales functions, and in certain instances limited short-term inventory storage; these principal other locations are in Irvine, CA, Manila, the Philippines, Bilbao, Spain, Paris, France, Taipei, Taiwan, Jakarta, Indonesia and Toronto, Canada.

Management believes that all of these facilities are adequate for the operation of the Company's business as presently conducted.

The Company also has title to a 69% undivided interest in a partially developed tract of land of approximately 34,000 square meters in Villa Taina, a real estate project located in Boqueron, Puerto Rico.


ITEM 3.  LEGAL PROCEEDINGS

The Company is routinely involved in litigation incidental to its business, including product liability actions which are generally covered by insurance. Such routine claims are being vigorously contested and management does not believe that the outcome of any such litigation will have a material adverse effect upon the financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders in the fourth quarter of the year ended December 30, 1995.



                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

On November 28, 1995,the Company's common stock was initially listed on the NASDAQ National Market under the symbol "MIDD". Prior to that date, the Company's stock was listed on the American Stock Exchange under the symbol "MBY". Set forth below for the calendar quarters indicated are the high and low closing prices.

                            1995                    1994
                      -----------------      -----------------
                       HIGH        LOW        HIGH        LOW
                      ------      -----      ------      -----
    1st Quarter       6-3/4       3-7/8      3-5/8       2-5/8
    2nd Quarter       8-3/4       5-1/4      3-3/4       3
    3rd Quarter       8-1/8       5-3/8      4-7/8       3
    4th Quarter       9-3/4       5-3/8      4-7/8       3-7/8

As of December 30, 1995, the Company estimates there were approximately 1,800 beneficial stockholders.

The Company has not paid a dividend since 1991. Its current financing agreements preclude payment of dividends for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA


                         1995        1994        1993        1992      1991
                         ----        ----        ----        ----      ----
                                 (In thousands except per share amounts)
Net sales. . . . . . . $139,188    $129,967    $119,355    $109,219  $102,518
Income from
  operations . . . . .    9,431       8,779       1,484       5,302     1,094
Earnings (loss)
  before taxes . . . .    3,543       3,913       3,631      (1,865)   (7,474)
Net earnings (loss).      3,474       3,050       3,432      (1,894)   (7,510)
                        --------    --------    --------     ------   -------
                        --------    --------    --------     ------   -------

Per common share:
  Primary earnings
    (loss) . . . . .   $    .40    $    .36    $    .41    $   (.23) $   (.90)
  Fully diluted
    earnings (loss).        .40         .36         .41        (.23)     (.90)
  Cash dividends . .         -           -           -           -        .02
                        --------    --------    --------      ------  --------
                        --------    --------    --------      ------  --------


At year-end:
  Total assets . . .   $ 84,040    $ 76,622    $ 73,235    $ 83,292  $ 89,739
  Total debt . . . .     43,028      44,472      47,401      59,545    64,369
  Shareholders'
    equity . . . . .     15,448       8,037       3,170          79     1,958
                        --------    --------    --------      ------  --------
                        --------    --------    --------      ------  --------



Notes: Seco Division results are included for the period until its sale on August 21, 1992.

         Certain amounts in the prior years' financial data have been reclassified to be consistent with the fiscal 1995 presentation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                             FISCAL 1995 VS. FISCAL 1994

Net sales increased $9,221,000 or 7.1% to $139,188,000 from fiscal 1994, as an 11% increase in foodservice sales was offset by a decrease in sales of refrigerated display coolers for the beverage industry. Several new products contributed to the gain, including Toastmaster's new conveyor toaster for a large international fast-food chain and Middleby Marshall's extra wide belt conveyor oven introduced in late 1994. The Company's international sales increased 16% over 1994 and represented 28% of total sales, evidencing the tremendous demand for foodservice equipment in global markets, particularly in the emerging markets of the world where major U.S. restaurant chains are quickly developing their concepts.

The Company again improved gross margins as a percent of net sales to 28.5% in 1995 as compared to 27.9% in 1994. This increase resulted from increased sales volumes, improved operating efficiencies and improved margins on products distributed internationally.

Selling, general and administrative expenses increased $1,884,000 or 6.9% and remained the same as 1994 as a percent of net sales at 21.1%. The increase is attributable to expenses associated with a new line of combi-steamers the Company began distributing in January, 1995, start-up expenses for a new factory service division which began operation in the fourth quarter of 1995, increased promotional expenses and higher commissions due to increased sales.

Income from operations, including a $900,000 provision for the discontinuance of a product line discussed in Note 6 to the Consolidated Financial Statements, increased $652,000 or 7.4%, to $9,431,000 in 1995 as compared to $8,779,000 in
1994. Excluding the $900,000 provision, income from operations increased $1,552,000 or 17.7%. The improvement in income from operations is primarily due to increased sales and margin improvement.

Interest expense and deferred financing costs increased $1,244,000 or 30.5% to $5,324,000 in 1995 as compared to $4,080,000 in 1994, primarily from higher interest rates and deferred financing costs associated with the Company's January 10, 1995 refinancing.

The Company recorded a net tax provision of $69,000. The Company normally records a tax provision, though it has substantial tax loss carry-forwards. During 1995 the Company reduced the valuation allowance for these tax loss carry-forwards by $3,666,000 with a credit to provision for income taxes of $1,402,000 and a credit directly to paid-in-capital of $2,264,000. The reduction in the valuation allowance reflects management's increased confidence in the future utilization of the net operating loss carry-forwards.

The Company recorded net earnings of $3,474,000 in 1995, as compared to $3,050,000 in 1994.


                             FISCAL 1994 VS. FISCAL 1993

Net sales increased $10,612,000 or 8.9% to $129,967,000 from fiscal 1993, as a 14% increase in foodservice equipment sales was offset by a decrease in sales of refrigerated display coolers for the beverage industry. 1993 sales included the favorable impact of the initial roll-out of display coolers for the beverage industry. Other new products introduced in late 1993, such as Southbend's low profile Marathoner Gold fast therm convection oven and Middleby Marshall's extra wide belt conveyor oven for high volume pizza and restaurant operations, had a very favorable impact during 1994. Also, the Company's international sales increased 16% over 1993 to 26% of total sales.

The Company improved gross margins as a percent of net sales to 27.9% in 1994 as compared to 24.9% in 1993. This increase resulted from increased sales volume, the success of new product programs, improved operating efficiencies, lower warranty costs associated with new products and the favorable impact of a factory consolidation.

Selling, general and administrative expenses decreased $169,000 or 0.6% and declined as a percent of net sales to 21.1% in 1994 as compared to 23.2% in 1993. The decrease reflects the effect of recent factory and office reorganizations, cost improvement programs, and decreased dealer incentive promotion expense, offset by higher commissions from increased sales and higher management incentive compensation.

The Company's income from operations increased sharply to $8,779,000 in 1994 as compared to $1,484,000 in 1993 primarily due to increased sales and improved margins.

Interest expense decreased $846,000 or 17.2% to $4,080,000 in 1994 as compared to $4,926,000 in 1993, due primarily to the retirement of the Company's high interest tranche debt as a result of the September, 1993 settlement of an outstanding legal dispute. The positive effect of further reduced revolving credit and term loan balances during 1994 was offset by the effect of gradually increased interest rates throughout 1994.

The Company recorded a net tax provision of $863,000, though it has substantial tax loss carry-forwards. A tax asset of $1,350,000 was recognized as of December 31, 1994 with a credit to provision for income taxes of $339,000 and a credit directly to paid-in capital of $1,011,000. The reduction in the valuation allowance reflects management's judgment as to the Company's ability to generate taxable income during the carry-forward periods.

The Company reported net earnings in fiscal 1994 of $3,050,000, as compared to a net loss, prior to an unusual income item and restructuring charge, of ($3,684,000), in 1993. Including the unusual income item of $7,716,000 related to the settlement of a legal dispute and the restructuring charge of $600,000, the Company reported net earnings of $3,432,000 in fiscal 1993.

FINANCIAL CONDITION AND LIQUIDITY

Cash flow provided from operations before balance sheet changes, including the utilization of net operating tax loss carry-forwards, was $6,534,000 in fiscal 1995 compared to $6,075,000 in fiscal 1994. Changes in current assets and liabilities resulted in cash usage of $1,226,000 in fiscal 1995 and $652,000 in fiscal 1994. Additions to property, plant and equipment amounted to $3,178,000 and $2,252,000 in fiscal 1995 and 1994, respectively.

The Company's total long-term debt, including current maturities, decreased during fiscal 1995 by $1,444,000 to $43,028,000 at fiscal year end. Long-term debt, including current maturities, as a percentage of total capitalization was 73.6% at December 30, 1995 and 84.7% at December 31, 1994.

On January 10, 1995, the Company's subsidiaries consummated a $57,500,000 financing package to replace existing bank debt of $44,000,000 and provide working capital for future growth. The financing includes a $42,500,000 senior secured credit facility from a group of lenders led by an affiliate of a major international bank and a $15,000,000 senior secured note placement with a major insurance company. The credit facility includes a $15,000,000 five-year term loan, a $25,000,000 revolving credit line and a $2,500,000 capital expenditure facility renewable annually. The senior secured notes have an eight-year term with payments beginning in the sixth year and bear interest at 10.99%. There was $20,538,000 available to borrow under the revolving credit facility, of which $15,000,000 was outstanding at December 30, 1995.

Management believes the Company has sufficient financial resources available to meet its anticipated requirements for funds for operations in the current fiscal year and can satisfy the obligations under its credit and note agreements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----

Report of Independent Public Accountants . . . . . . . . . . . . . . . . .  13
Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . .  14
Consolidated Statements of Earnings. . . . . . . . . . . . . . . . . . . .  15
Consolidated Statements of Changes in Shareholders' Equity . . . . . . . .  16
Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . .  17
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .  19

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of
       Directors of The Middleby Corporation:

     We have audited the accompanying consolidated balance sheets of THE MIDDLEBY CORPORATION (a Delaware corporation) and Subsidiaries as of December 30, 1995, and December 31, 1994, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Middleby Corporation and Subsidiaries as of December 30, 1995, and December 31, 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 1995, in conformity with generally accepted accounting principles.





                                                       Arthur Andersen LLP


Chicago, Illinois,
February 16, 1996

                      THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                       DECEMBER 30, 1995 AND DECEMBER 31, 1994
                       (In Thousands, Except Per Share Amounts)




                                             1995           1994
                                           --------       --------
ASSETS
Current Assets:
  Cash and cash equivalents. . . . . . .   $    981       $    667
  Accounts receivable, net . . . . . . .     16,236         18,064
  Inventories, net . . . . . . . . . . .     26,584         21,116
  Prepaid expenses and other . . . . . .        980          1,394
  Current deferred taxes . . . . . . . .      2,086          1,280
                                           --------       --------
    Total Current Assets . . . . . . . .     46,867         42,521
Property, Plant and Equipment, net . . .     24,273         23,260
Excess Purchase Price Over Net Assets
  Acquired, net. . . . . . . . . . . . .      7,777          8,055
Deferred Taxes . . . . . . . . . . . . .      2,930             70
Other Assets . . . . . . . . . . . . . .      2,193          2,716
                                           --------       --------
    Total Assets . . . . . . . . . . . .   $ 84,040       $ 76,622
                                           --------       --------
                                           --------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt .   $  1,710       $  1,822
  Accounts payable . . . . . . . . . . .     14,026         11,252
  Accrued expenses . . . . . . . . . . .      9,756         11,079
                                           --------       --------
    Total Current Liabilities. . . . . .     25,492         24,153
Long-Term Debt . . . . . . . . . . . . .     41,318         42,650
Minority Interest and Other Non-current
  Liabilities. . . . . . . . . . . . . .      1,782          1,782
Shareholders' Equity:
  Preferred stock, $.01 par value;
    none issued. . . . . . . . . . . . .        -              -
  Common stock, $.01 par value;
    8,388,000 and 8,341,000 shares
    issued and outstanding in 1995
    and 1994, respectively . . . . . . .         84             83
  Paid-in capital. . . . . . . . . . . .     27,934         24,154
  Cumulative translation adjustment. . .       (228)          (384)
  Accumulated deficit. . . . . . . . . .    (12,342)       (15,816)
    Total Shareholders' Equity . . . . .     15,448          8,037
                                           --------       --------
    Total Liabilities and Shareholders'
      Equity . . . . . . . . . . . . . .   $ 84,040       $ 76,622
                                           --------       --------
                                           --------       --------


         The accompanying Notes to Consolidated Financial Statements are an
                          integral part of these statements.

                      THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF EARNINGS
           FOR THE FISCAL YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994
                                 AND JANUARY 1, 1994
                       (In Thousands, Except Per Share Amounts)


                                   1995           1994          1993
                                  --------      --------      --------

Net Sales. . . . . . . . . .     $139,188      $129,967      $119,355

Cost of Sales. . . . . . . .       99,498        93,713        89,627
                                  --------      --------     --------

    Gross Margin . . . . . .       39,690        36,254        29,728

Selling and Distribution
  Expenses . . . . . . . . .       19,473        17,894        18,659
General and Administrative
  Expenses . . . . . . . . .        9,886         9,581         8,985
Provision for Product Line
 Discontinuance. . . . . . .          900           -             -
Restructuring Charge . . . .          -             -             600
                                 --------      --------      --------

    Income from Operations .        9,431         8,779         1,484

Interest Expense and Deferred
  Financing Costs. . . . . .        5,324         4,080         4,926
Other Expense, net . . . . .          564           786           643
Unusual Income Item (see
  Note 3). . . . . . . . . .          -             -           7,716
                                 --------      --------      --------

    Earnings Before Income
      Taxes. . . . . . . . .        3,543         3,913         3,631

Provision for Income Taxes .           69           863           199
                                 --------      --------      --------


    Net Earnings . . . . . .     $  3,474       $ 3,050       $ 3,432
                                 --------      --------      --------
                                 --------      --------      --------


Earnings Per Common and
  Common Equivalent
  Share. . . . . . . . . . .     $    .40      $   .36       $   .41
                                 --------      --------      --------
                                 --------      --------      --------










             The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      THE MIDDLEBY CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           FOR THE FISCAL YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994
                                 AND JANUARY 1, 1994

                                    (In Thousands)



                               Common         Paid-in     Accumulated
                               Stock          Capital       Deficit        CTA       Total
                               -----        ----------    -----------      ---       -----


BALANCE,
  January 2, 1993. . . . .     $83          $22,203        $(22,298)      $  91      $   79
                               ---          -------        --------       -----      ------

  Net Earnings . . . . . .       -                -           3,432           -       3,432
  Exercise of Employee
    Stock Options. . . . .       -                4               -           -           4
  Change in Cumulative
    Translation Adjustment .     -                -               -        (345)       (345)

BALANCE,
  January 1, 1994. . . . .     $83          $22,207        $(18,866)      $(254)     $3,170
                               ---          -------        --------       -----      ------

  Net Earnings . . . . . .       -                -           3,050           -       3,050
  Change in Tax Asset
    Valuation Allowance. .       -            1,924               -           -       1,924
  Exercise of Employee
    Stock Options. . . . .       -               23               -           -          23
  Change in Cumulative
    Translation Adjustment .     -                -               -        (130)       (130)

BALANCE,
  December 31, 1994. . . .     $83          $24,154        $(15,816)      $(384)     $8,037
                               ---          -------        --------       -----      ------

  Net Earnings . . . . . .       -                -           3,474           -       3,474
  Change in Tax Asset
    Valuation Allowance. .       -            3,409               -           -       3,409
  Exercise of Employee
    Stock Options. . . . .       1              121               -           -         122
  Issuance of Deferred
    Warrant. . . . . . . .       -              250               -           -         250
  Change in Cumulative
    Translation Adjustment .     -                -               -         156         156

BALANCE,
  December 30, 1995. . . .     $84          $27,934        $(12,342)      $(228)    $15,448
                               ---          -------        --------       -----     -------
                               ---          -------        --------       -----     -------




             The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE FISCAL YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994
                                 AND JANUARY 1, 1994

                                    (In Thousands)




                                       1995          1994        1993
                                      -------       -------     -------

Cash Flows From Operating
  Activities -
  Net Earnings . . . . . . . . . .    $ 3,474        $ 3,050     $ 3,432
  Adjustments to reconcile
    net earnings to net cash
    provided by operating
    activities-
    Depreciation and
      amortization . . . . . . . .      3,365          2,424     $ 3,056
    Utilization of N.O.L.'s. . . .       (137)           601           -
    Unusual income item
      from settlement of
      legal dispute (see
      Note 3). . . . . . . . . . .          -              -      (7,716)
    Gain on sale of
      assets . . . . . . . . . . .          -              -        (304)

    Cash effects of changes in -
      Accounts receivable. . . . .      1,828         (3,470)       (109)
      Inventories. . . . . . . . .     (5,468)         1,409      (3,801)
      Prepaid expenses and
        other assets . . . . . . .        795           (100)     (1,095)
      Accounts payable . . . . . .      2,774         (1,319)      3,838
      Accrued expenses and
        other liabilities. . . . .     (1,323)         2,828      (1,637)
                                      --------        -------    --------
  Net Cash Provided by
    (Used in) Operating
    Activities . . . . . . . . . .      5,308          5,423      (4,336)
                                      --------        -------    --------

Cash Flows From Investing
  Activities -
  Additions to property
    and equipment. . . . . . . . .    $(3,178)       $(2,252)    $(1,190)
  Net cash received from
    sale of investment . . . . . .      1,337              -           -
  Net cash received from
    sale of facility . . . . . . .          -              -         919
  Net cash received from
    settlement of legal
    dispute (see Note 3) . . . . .          -              -      16,500
                                      --------        -------    --------

  Net Cash (Used in)
    Provided by Investing
    Activities . . . . . . . . . .     (1,841)        (2,252)     16,229
                                      --------        -------    --------



                      THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE FISCAL YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994
                                 AND JANUARY 1, 1994

                                    (In Thousands)
                                     (Continued)


                                       1995          1994           1993
                                      -------       -------        -------


Cash Flows From Financing
  Activities -
  Proceeds from senior
    secured note . . . . . . . . .     $15,000        $     -        $     -
  Proceeds from credit facility. .      31,000              -              -
  Extinguishment of bank debt. . .     (44,055)             -              -
  Reduction in revolving credit
    line, net. . . . . . . . . . .      (1,000)        (3,366)        (11,859)
   Reduction in term loan. . . . .      (2,932)           (20)           (285)
  Cost of financing activities . .      (1,726)             -               -
  Other financing activities, net.         560            457               -
                                        ------         ------         -------

  Net Cash Used in
    Financing Activities . . . . .      (3,153)        (2,929)        (12,144)
                                        ------         ------         -------

Changes in Cash and Cash
  Equivalents -
  Net increase (decrease)
    in cash and cash
    equivalents. . . . . . . . . .     $   314        $   242        $   (251)
  Cash and cash equivalents
    at beginning of year . . . . .         667            425             676
                                        ------         ------         -------

  Cash and Cash Equivalents
    at End of Year . . . . . . . .     $   981        $   667        $    425
                                        ------         ------         -------
                                        ------         ------         -------

















             The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS

    The Middleby Corporation (the "Company") is engaged in the design, manufacture and sale of commercial and institutional foodservice equipment. Its major line of products consists of conveyor ovens, toasters, counter-top cooking and warming equipment, heavy duty gas ovens, convection ovens, broilers, commercial refrigerators and freezers. The Company manufactures and assembles most of this equipment at three factories in the United States and one operation in the Philippines. The Company conducts its business principally through three domestic and two international business units. Each unit operates independently.

    The Company's products are sold primarily to independent dealers and distributors and are marketed primarily through the Company's sales personnel and network of independent manufacturers' representatives. End user customers include fast food restaurant chains, general restaurants, cafeterias, hotels, resorts, convenience stores and certain healthcare and educational institutions. Included in these customers are several large multi-national restaurant chains which account for a significant portion of the Company's business, although no single customer accounts for more than 10% of net sales.

    The Company purchases raw materials and component parts, the majority of which are standard commodity type materials, from a number of suppliers. Although certain component parts are procured from a sole source, the Company can purchase such parts from alternate vendors.

    The Company has numerous licenses and patents to manufacture, use and sell its products and equipment. Certain of these licenses begin to expire in the year 2000. Management believes the loss of any one of these licenses or patents would not have a material adverse effect on the financial and operating results of the Company.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Basis of Presentation

    The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    The Company's fiscal year ends on the Saturday nearest December 31. Fiscal years 1995, 1994 and 1993 ended on December 30, 1995, December 31, 1994 and January 1, 1994, respectively, and each included 52 weeks.

    (b)  Accounts Receivable

    Accounts receivable, as shown in the consolidated balance sheets, is net of allowances for doubtful accounts of $486,000 and $413,000 at December 30, 1995 and December 31, 1994, respectively. The provision for doubtful accounts was $202,000, $243,000 and $327,000 for 1995, 1994 and 1993,
    respectively.

    (c)  Inventories

    Inventories are stated at the lower of cost or market. Cost is determined utilizing the first-in-first-out (FIFO) inventory method. Inventories, as of December 30, 1995 and December 31, 1994, are as follows:


                                           (In Thousands)
                                          1995         1994
                                          ----         ----

         Raw materials and parts....     $10,356      $ 8,404
         Work in process............       6,688        5,866
         Finished goods.............       9,540        6,846
                                         -------      -------
                                         $26,584      $21,116
                                         -------      -------
                                         -------      -------


    The amounts shown above are net of valuation allowances of $1,109,000 and $613,000 as of December 30, 1995 and December 31, 1994, respectively. Provisions for inventory valuations were $803,000, $509,000 and $422,000 for 1995, 1994 and 1993, respectively.

    (d)  Property, Plant and Equipment

    Property, plant and equipment are carried at cost as follows:


                                             (In Thousands)
                                            1995        1994
                                            ----        ----

         Land and improvements........    $ 5,253     $ 5,253
         Building and improvements....     13,365      11,845
         Machinery and equipment......     20,130      18,472
                                          -------     -------
                                          $38,748     $35,570
         Less accumulated
           depreciation...............    (14,475)    (12,310)
                                          -------     -------

           Property, Plant and
             Equipment, net...........    $24,273     $23,260
                                          -------     -------
                                          -------     -------


    Depreciation is provided for financial statement purposes using the straight-line method and amounted to $2,165,000, $2,146,000 and $2,190,000 in fiscal 1995, 1994 and 1993, respectively. Following is a summary of the estimated useful lives:

                    Description                    Life
                    -----------                    ----

         Land improvements...............      7 years
         Building and improvements.......      20 to 40 years
         Machinery and equipment.........      3 to 10 years

    Expenditures which significantly extend useful lives are capitalized. Maintenance and repairs are charged to expense as incurred.

    (e)  Excess Purchase Price Over Net Assets Acquired

    The excess purchase price over net assets acquired is being amortized using a straight-line method over 40 years. Amounts presented are net of accumulated amortization of $3,341,000 in fiscal 1995 and $3,063,000 in fiscal 1994. The Company periodically evaluates the useful life and realizability of the excess purchase price over net assets acquired based on current events and circumstances. Impairments are measured utilizing an undiscounted forecasted income method pertaining to business segments and are recorded at the time management deems an impairment has occurred.

    (f)  Intangible Assets

    Trademarks, patents, license agreements and other intangibles, included in other assets in the consolidated balance sheets, are being amortized on a straight-line basis over estimated useful lives ranging from 5 to 14 years. Net recorded intangible assets of $296,000 and $591,000 are presented net of accumulated amortization of $1,955,000 and $1,660,000 in fiscal 1995 and 1994, respectively.

    (g)  Accrued Expenses

    Accrued expenses consist of the following:


                                          (In Thousands)
                                        1995          1994
                                      -------       -------

    Accrued payroll and related
      expenses......................  $ 3,838       $ 4,800
    Accrued commissions.............    1,567         2,191
    Accrued warranty................    1,382         1,365
    Other accrued expenses..........    2,969         2,723
                                      -------       -------


                                      $ 9,756       $11,079
                                      -------       -------
                                      -------       -------


    (h)  Research and Development Costs

    Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $1,798,000, $1,637,000 and $1,818,000 in fiscal 1995, 1994 and 1993, respectively.

    (i)  Earnings Per Share

    Primary earnings per share is based upon the weighted average number of outstanding shares of common stock and common stock equivalents. The weighted average number of shares outstanding was 8,685,000, 8,434,000 and 8,369,000 shares for the fiscal years 1995, 1994 and 1993, respectively. Fully diluted earnings per common and common equivalent shares are not presented, since dilution is less than 3%.

    (j)  Consolidated Statements of Cash Flows

    For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents. Cash paid for interest was $4,076,000, $4,060,000 and $7,447,000 in fiscal 1995, 1994 and 1993, respectively.
    Cash payments totaling $371,000, $192,000 and $174,000 were made for income taxes during fiscal 1995, 1994 and 1993, respectively.

    (k)  Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    (l)  Fair Value of Financial Instruments

    The carrying value of all assets and liabilities approximates the fair value of those financial instruments.

    (m)  Future Adoption of Accounting Standards

    In fiscal 1996, the Company is required to adopt "SFAS 121: Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" and "SFAS 123: Accounting for Stock-Based Compensation." The adoption of these accounting standards is not expected to have a material impact on the financial statements.

    (n)  Reclassifications

    Certain amounts in the fiscal 1994 and 1993 consolidated financial statements have been reclassified to be consistent with fiscal 1995 presentation.


(3) ACQUISITION AND DISPOSITION

    On June 9, 1995, the Company sold its remaining 11.2% interest in the Seco Products Corporation ("Seco"), a former operating division, for $1,447,000 net of expenses. $110,000 of the proceeds is being held in escrow for one year. Proceeds from the sale were applied to the senior secured credit facility. No gain or loss was recorded on the sale.

    On September 10, 1993, the Company settled a suit against Hussmann Corporation, a subsidiary of Whitman Corporation, whereby the Company agreed to release its claim against Hussmann relating to the July, 1989 purchase of Hussmann's Foodservice Equipment Group in exchange for immediate cash payment of $19,500,000, dismissal of the $2,400,000 net due

    Hussmann from the Company as a closing adjustment to the purchase price, and certain other considerations. The proceeds represent an adjustment to the final purchase price and compensation for losses in the form of interest and other costs incurred subsequent to the acquisition date. The adjustment to the final purchase price was allocated to the acquired assets and liabilities as appropriate, and the compensation for losses in the form of interest and other costs incurred subsequent to the acquisition date has been included as an unusual income item in the consolidated statements of earnings. The cash proceeds were used to pay $3,000,000 of litigation expenses, repay $12,000,000 of the high interest tranche loan principal and $3,000,000 of accrued interest on the high interest tranche loan and reduce $1,500,000 of the revolving credit facility balance.

    In September, 1993, the Company entered into an agreement with Rational
    GmbH ("Rational"), a German corporation, to establish a joint venture distribution company, Rational Cooking Systems, Inc. ("RCSI"). RCSI's charter was to distribute certain products known as Rational Combi Steamers ("Products") in the United States, Canada and the Caribbean. Effective January 1, 1995, the Company began distributing products directly through its established distribution channels. The Company owns a 30% equity interest in RCSI, with the remaining 70% owned by Rational. However, the future purpose and continuation of RCSI is uncertain. The Company has total capital investment commitments of $600,000, of which $457,000 was funded as of December 30, 1995. In accordance with the equity method of accounting, the Company has recognized its equity share of the losses in the joint venture up to the total capital commitment of $600,000.


(4) FINANCING ARRANGEMENTS

    The following is a summary of long-term debt as of December 30, 1995 and December 31, 1994.


                                                              (In Thousands)
                                                          1995               1994
                                                        -------            -------

    Senior secured credit facility:
      Revolving credit line............                 $15,000            $     -
      Term loan........................                  11,959                  -
    Senior secured note................                  15,000                  -
    Other..............................                   1,069                547
    Bank debt..........................                    -                43,925
                                                        -------            -------
                                                        $43,028            $44,472
    Less current maturities of
      long-term debt..................                    1,710              1,822
                                                        -------            -------

                Total long-term debt..                  $41,318            $42,650
                                                        -------            -------
                                                        -------            -------



    On January 10, 1995, the Company's subsidiaries consummated a $57,500,000 financing package to replace the existing bank debt and provide working capital for future growth. The financing included a $42,500,000 senior secured credit facility from a group of lenders led by an affiliate of a major international bank and a $15,000,000 senior secured note placement with a major insurance company.

    The senior secured credit facility included a $15,000,000 five-year term loan, a $2,500,000 capital expenditure facility available in the first year, and a $25,000,000 revolving credit line expiring in January, 2000. Borrowings under the revolving credit line are limited to specified percentages of defined accounts receivable and inventories. The credit agreement initially permitted borrowings for the term loan and revolving credit line at floating rates of 2.5% above LIBOR rate or 1% above base rate. The interest rate can be adjusted quarterly based on the Company's achievement of defined coverage ratios on a rolling four quarter basis. As of December 30, 1995, borrowings under LIBOR contracts were reduced to 2.25% above the LIBOR rate and borrowings under prime rate contracts were reduced to .75% above the base rate. A facility fee of .0625% is payable annually and a commitment fee of .375% is charged on the unused portion of
    the revolving credit facility and capital expenditure facility.   The term
    loan is repayable in quarterly installments of $450,000 in 1995, $525,000 in 1996, $600,000 in 1997, $675,000 in 1998 and $750,000 in 1999, and a
    lump sum of $3,000,000 or the remaining balance on December 31, 1999. Mandatory prepayments are required in the case of any excess cash flow, as defined, or in the event of any sale or disposition of assets. The credit facility is secured by a senior security interest of substantially all property, plant and equipment and all accounts receivable and inventory of the Company's domestic subsidiaries.

    Under the revolving credit facility, the maximum and average daily amounts borrowed during fiscal 1995 were $18,597,000 and $16,916,000, during fiscal 1994 were $39,800,000 and $39,004,000, and during fiscal 1993 were
    $39,475,000 and $38,199,000, respectively.

    The senior secured note bears interest at 10.99% and have an eight-year term maturing January, 2003 with semi-annual payments of $2,500,000 beginning in July, 2000. A warrant for the purchase of 250,000 shares of common stock of the Company at an exercise price of $3 per share was issued in conjunction with the note. Under certain conditions, the terms of the warrant provide for the purchase of 200,000 shares at $.01 per share. The note agreement is secured by a senior security interest in substantially all the intellectual property collateral of the Company's subsidiaries.

    The terms of the credit and note agreements prohibit the paying of dividends, limit capital expenditures and leases, and require, among other terms, a minimum amount, as defined, of shareholders' equity, and minimum ratios of current assets to current liabilities, cash flow coverage indebtedness and fixed charges coverage. The credit and note agreements also provide that if a material adverse change in the Company's business operations or conditions occurs, the lender and noteholder could declare an event of default.

    A foreign subsidiary of the Company borrowed $457,000 in the fourth quarter of 1994 and an additional $262,000 during fiscal 1995 under a mortgage term loan facility with a foreign bank for the construction of a manufacturing facility. The loan commitment is $1,000,000 and is secured by the property and plant. The loan is repayable in sixteen equal quarterly payments beginning on the second year anniversary. The interest rate is the bank's base rate. The Company's foreign subsidiaries also have advance credit lines available up to $1,000,000 for letters of credit and advances on receivables. There was $481,000 and $0 outstanding against these lines at December 30, 1995 and December 31, 1994, respectively.

    The weighted average interest rates under credit agreements during fiscal 1995, 1994 and 1993 were 9.5%, 8.7% and 8.1%, respectively.

    The aggregate amount of long-term debt (excluding the revolving credit facility) payable during each of the next five years is as follows:

                                     (In Thousands)
                      1996.............  $ 1,710
                      1997.............  $ 2,526
                      1998.............  $ 2,826
                      1999.............  $ 5,620
                      2000.............  $ 5,065
                      Thereafter.......  $10,000


(5) COMMON AND PREFERRED STOCK

    (a)  Shares Authorized

    At December 30, 1995 and December 31, 1994, the Company had 20,000,000 shares of common stock and 2,000,000 shares of Non-voting Preferred Stock authorized.

    (b)  Warrant

    In conjunction with the issuance of the senior secured notes in January, 1995 (see Note 4), the Company issued a transferrable warrant to the noteholders for the purchase of 250,000 shares of common stock at an exercise price of $3 per share. Under certain conditions, the terms of the warrant, provide for the purchase of 200,000 shares at $.01 per share. The warrant provides for adjustment of the exercise price if the Company issues additional shares at a purchase price below the then current market price, as defined, and for adjustment of the number of shares if the Company declares a stock dividend. The warrant became exercisable on February 10, 1995 and expires July 10, 2003.

    (c)  Stock Options

    The Company maintains a 1989 Stock Incentive Plan, effective as of February 16, 1989, which provides key employees of the Company rights to purchase shares of common stock at the fair market value on the date of grant. The maximum amount that can be issued under the plan is 200,000 shares. Options may be exercised upon certain vesting requirements being met but expire, to the extent unexercised, within a maximum of ten years from the date of grant. No shares remain available for issue at December 30, 1995. The weighted average exercise price was $3.10 at December 30, 1995 and $2.28 at December 31, 1994.

    The following summarizes activity under the plan during fiscal 1995 and 1994:


                                 1995                  1994
                           ----------------      ----------------
                                     Price                 Price
                           Shares    Range       Shares    Range
                           ------    ------      ------    ------
    Options outstanding
      at beginning of
      year............   140,000    $1.250 -    116,000    $1.250 -
                                     4.375                  4.375

    During the year-
      Granted.........    39,000    $5.625       51,000    $3.000

      Exercised.......   (22,000)   $1.250 -    (18,000)   $1.250 -
                                     4.375                  1.375
      Forfeited.......    (2,000)   $3.000       (9,000)   $1.250 -
                         -------                -------
                                                            4.375

    Options outstanding
      at end of year..   155,000    $1.250 -    140,000    $1.250 -
                         -------     5.625      -------     4.375
                         -------                -------


    In addition to the above plan, the directors of the Company have options for 9,000 shares exercisable at $1.875 per share.


(6) PROVISION FOR PRODUCT LINE DISCONTINUANCE AND RESTRUCTURING
    CHARGE

    Company management made the decision to discontinue the production of a unique line of mixers during the fourth quarter of 1995. A provision of $900,000 was recorded for this product line discontinuance. The charge related to the disposal and rationalization of assets associated with the product line and its operations. No changes in operating personnel were made as a result of this decision.

    During fiscal 1993, the Company incurred restructuring charges related to the closing of its corporate offices and consolidation of these operations and management into the Middleby Cooking Systems Group operations. These charges totaled $600,000.


(7) INCOME TAXES

    The Company files a consolidated Federal income tax return. In January, 1993, the Company adopted Statement of Financial

    Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." Adoption of SFAS No. 109 was recorded utilizing the cumulative catch-up method.

    The provision for income taxes is summarized as follows:


                                    (In Thousands)
                             1995       1994       1993
                             ----       ----       ----
         Federal            $(176)     $709       $158
         State and Local      183       144         13
         Foreign               62        10         28
                            -----      ----       ----
            Total           $  69      $863       $199
                            -----      ----       ----
                            -----      ----       ----


    Although the Company is not a Federal taxpayer due to its NOL carry-forwards, a tax provision is still required to be recorded. The majority of the NOL carry-forwards relate to a 1983 quasi-reorganization and are not recorded as a credit to the tax provision, but are directly credited to paid-in-capital.

    Reconciliation of the differences between income taxes computed at the Federal statutory rate and effective rate are as follows:


                                            (In Thousands)
                                       1995       1994       1993
                                       ----       ----       ----
    U.S. Federal statutory tax
      rate.........................    34.0%      34.0%      34.0%
    Reductions in valuation
      allowance....................   (45.1)     (13.2)     (24.4)
    Permanent book vs. tax
      differences..................     5.1        2.7       (3.8)
    Foreign tax losses and rate
      differentials................     2.7       (5.1)      (0.7)
    State taxes, net of federal
      benefit......................     5.2        3.7        0.4
                                      -----      -----      -----

    Consolidated effective
      tax rate.....................    1.9%      22.1%       5.5%
                                      -----      -----      -----
                                      -----      -----      -----


    As of December 30, 1995 and December 31, 1994, the Company had recorded the following deferred tax assets and liabilities which were comprised of the following:


                                                       (In thousands)
                                                       1995     1994
                                                       ----     ----
     Deferred Tax Assets:
         Net operating loss carry-forwards...       $13,736    $15,521
         Tax credit carry-forwards...........         1,426      1,339
         Accrued pension benefits............           606        529
         Accrued warranty....................           469        461
         Other...............................           960        783
         Valuation allowance.................       (10,515)   (15,561)
                                                     ------     -------
              Deferred Tax Assets ...........         6,682      3,072

     Deferred Tax Liabilities:
         Depreciation........................        (1,666)    (1,722)
                                                     ------     -------
     Net Deferred Tax Assets.................        $5,016    $ 1,350
                                                     ------     -------
                                                     ------     -------

    As of December 30, 1995, the consolidated tax loss carry-forwards for Federal income tax purposes were approximately $13,736,000 on a tax effected basis. These carry-forwards expire as follows: $977,000 in 1996; $7,535,000 in 1997; $3,000 in 1998; $264,000 in 2001; $508,000 in 2004;
    $1,619,000 in 2005; $1,913,000 in 2006; and $917,000 in 2007.  Consolidated
    business tax credit carry-forwards available at December 30, 1995, to reduce future tax liabilities were approximately $938,000 and expire from 1995 through 2000. The Company also has tax credits of approximately $488,000 resulting from Federal AMT payments which do not expire.

    The utilization of the net operating loss and credit carry-forwards depend on future taxable income during the applicable carry-forward periods. Management evaluates and adjusts the valuation allowance, based on the Company's expected taxable income as part of the annual budgeting process. These adjustments reflect management's judgement as to the Company's ability to generate taxable income which will, more likely than not, be sufficient to recognize these tax assets.


(8) COMMITMENTS AND CONTINGENCIES

    The Company leases office and plant facilities and equipment under operating leases which expire in fiscal 1996 through 2002. Rental expense was $881,000, $955,000 and $867,000 in fiscal 1995, 1994, and 1993, respectively. Future minimum rental payments under these leases are as follows:

                                      (In Thousands)
                 1996....................     $622
                 1997....................      419
                 1998....................      286
                 1999....................      231
                 2000....................      205
                 Thereafter..............      348
                                            ------
                                            $2,111
                                            ------
                                            ------


(9) SEGMENT INFORMATION

    The Company is engaged in the manufacture and sale of commercial and institutional food cooking, preparation and refrigeration equipment for the foodservice industry and refrigeration equipment for the beverage industry. The Company's principal operations are in the United States, with a majority of sales made to domestic dealers and distributors. No customer accounted for 10% or more of sales during fiscal 1995, 1994 and 1993.

    Sales outside the United States, based on dealer locations, are given below. These export sales represented 28%, 26% and 24% of the Company's net sales in fiscal 1995, 1994 and 1993, respectively. Additionally, a small amount of sales to U.S.
    customers are transshipped by those customers for installation at their international locations.

    The following represents net sales as reported by each major geographic region:


                                             (In Thousands)

                                        1995         1994         1993
                                       --------    --------     --------
         United States                 $100,718    $ 96,780     $ 90,840

         Asia/Pacific                    20,161      13,641       10,001
         Europe/Other                    10,430       8,986       10,501
         Latin America                    4,036       6,790        4,687
         Canada                           3,843       3,770        3,326
                                       --------    --------     --------
         Total International             38,470      33,187       28,515

         Total Net Sales               $139,188    $129,967     $119,355
                                       --------    --------     --------
                                       --------    --------     --------


(10)     EMPLOYEE BENEFIT PLANS

    The Company has a discretionary profit sharing plan and a 401(k) savings plan for salaried and non-union hourly employees. The Company had profit sharing expense of $325,000, $300,000 and $25,000 in fiscal 1995, 1994 and
    1993, respectively. The Company provided discretionary matching contributions as it pertained to the 40l(k) savings plan in 1993. Expense for discretionary matching contributions was $71,000 for fiscal 1993. No matching contribution was made in 1995 and 1994.

    The Company has a defined benefit pension plan for union hourly plant employees at the Elgin, Illinois facility. The Company's funding policy is to contribute the minimum required by the Employee Retirement Income Security Act of 1974. The plan had projected benefit obligations of $1,653,000 and $1,385,000 at December 30, 1995 and December 31, 1994,
    respectively. The market values of plan assets were $1,371,000 and $1,153,000 at December 30, 1995 and December 31, 1994, respectively. The discount rates used to determine the projected benefit obligations were 7.5% and 8.5% for 1995 and 1994, respectively. The net pension expense for this plan was $140,000, $185,000 and $200,000 for fiscal 1995, 1994 and
    1993, respectively.

    In fiscal 1993, the Company adopted a non-qualified defined benefit pension plan for certain officers of the Company and entered into a retirement benefit agreement with its President. The Company also has a retirement benefit agreement with its Chairman. The retirement benefit is based on a percentage of the officer's final base salary and the number of years of employment. The projected benefit obligations under these agreements were $1,530,000 and $1,260,000 at December 30, 1995 and December 31, 1994,
    respectively, and is currently unfunded. The discount rates used to determine the projected benefit obligations were 7.5% and 8.5% for 1995 and 1994, respectively. Retirement benefit expense was $255,000, $259,000 and $230,000 in fiscal 1995, 1994 and 1993, respectively.

    In addition, the Company participates in a multi-employer pension plan which provides defined benefits to all union hourly workers at the Cherry Hill, New Jersey facility who are represented by collective bargaining.
    The Company does not have any liability related to this plan. Amounts charged to expense and contributed to the plan totaled $75,000, $70,000 and $61,000 in fiscal 1995, 1994 and 1993, respectively.


(11)     QUARTERLY DATA (UNAUDITED)


                                     (In thousands, except per share data)
                                       1st       2nd      3rd      4th
                                     -------   -------  -------  -------
         1995
         ----
         Net sales . . . . . . . .   $34,994   $34,559  $35,237  $34,398
         Gross margin. . . . . . .     9,718     9,467   10,137   10,368
         Operating income. . . . .     2,514     2,176    2,757    1,984
         Net earnings. . . . . . .       743       694      960    1,077
         Earnings per common and
           common equivalent
           share . . . . . . . . .       .09       .08      .11      .12
                                      -------   -------  -------  ------
                                      -------   -------  -------  ------


         1994
         ----
         Net sales . . . . . . . .   $31,020   $34,634  $32,349  $31,964
         Gross margin. . . . . . .     7,997     9,413    9,021    9,823
         Operating income. . . . .     1,280     2,321    2,569    2,609
         Net earnings. . . . . . .       133       806      909    1,202
         Earnings per common and
           common equivalent
           share . . . . . . . . .       .01       .10      .11      .14
                                     -------   -------  -------  -------
                                     -------   -------  -------  -------


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has no items to report under Item 9 of this report.


                                       PART III

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference, to the extent necessary, in accordance with General Instruction G(3), from the Company's definitive proxy statement filed pursuant to Regulation 14A in connection with the 1996 annual meeting of stockholders.



                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

(a) 1.   Financial statements.

         The financial statements listed on Page 12 are filed as part of this Form 10-K.


    3.  Exhibits.
         (3)(i) Certificate of Incorporation of The Middleby Corporation, dated March 12, 1985, Certificate of Amendment of Certificate of Incorporation of The Middleby Corporation, dated March 27, 1985, Certificate of Amendment of Certificate of Incorporation of The Middleby Corporation, dated June 18, 1987, and Certificate of Amendment of Certificate of Incorporation of The Middleby Corporation, dated May 20, 1988 and Certificate of Amendment of Certificate of Incorporation of The Middleby Corporation, dated May 18, 1989, Certificate of Amendment of Certificate of Incorporation of The Middleby Corporation dated May 6, 1992, incorporated by reference to the Company's Form 10-K, Exhibit 3(b) for the fiscal year ended January 2, 1993, filed on April 7, 1993;

         (3)(ii) Amended and restated bylaws of The Middleby Corporation, incorporated by reference from the Company's Form 10-Q for the fiscal quarter ended June 27, 1992, filed on August 12, 1992;

         (4)(a) Certificate of Designations dated October 30, 1987, and specimen stock certificate relating to the Company's Preferred Stock, incorporated by reference from the Company's

                        Form 10-K, Exhibit 4, for the fiscal year ended December 31, 1988, filed on March 15, 1989;

         (4)(b) Loan and Security Agreement dated January 9, 1995, by and among Middleby Marshall Inc. and Asbury Associates, Inc., as Borrowers, certain lenders named therein, as Lenders, and Sanwa Business Credit Corporation, as Agent and Lender, incorporated by reference to the Company's Form 10-K, Exhibit (4)(b), for the fiscal year ended December 31, 1994, filed on March 31, 1995;

         (4)(c) Note Agreement dated as of January 1, 1995, among Middleby Marshall Inc. and Asbury Associates, Inc. as Obligers, incorporated by reference to the Company's Form 10-K, Exhibit (4)(c), for the fiscal year ended December 31, 1994, filed on March 31, 1995;

         (4)(d) Warrant to purchase common stock of The Middleby Corporation dated January 10, 1995, incorporated by reference to the Company's Form 10-K, Exhibit (4)(d), for the fiscal year ended December 31, 1994, filed on March 31, 1995;

         (4)(e) Intercreditor Agreement dated as of January 10, 1995, by and among Sanwa Business Credit Corporation, as Agent, The Northwestern Mutual Life Insurance Company, as the Senior Noteholder, and First Security Bank of Utah, National Association, as Security Trustee and Collateral Agent, incorporated by reference to the Company's Form 10-K, Exhibit (4)(e), for the fiscal year ended December 31, 1994, filed on March 31, 1995;

         (10)(iii)(a)*  Amended and Restated Employment Agreement of William F.
                        Whitman, Jr., dated January 1, 1995, incorporated by reference to the Company's Form 10-Q, Exhibit
                        (10)(iii)(a), for the quarterly period ended April 1, 1995;

         (10)(iii)(b)*  Amended and Restated Employment Agreement of David P.
                        Riley, dated January 1, 1995, incorporated by reference to the Company's 10-Q, Exhibit (10)(iii)(b), for the quarterly period ended April 1, 1995;

         (10)(iii)(c)*  Amended and Restated Employment Agreement of
                        independent directors adopted as of January 1,1995, incorporated by reference to the Company's Form 10-Q, Exhibit (10)(iii)(c), for the quarterly period ended April 1,

                        1995;

         (10)(iii)(d)*  The Middleby Corporation Amended and Restated 1989
                        Stock Incentive Plan, incorporated by reference to the Company's Form 10-K, Exhibit 10(iii)(e), for the fiscal year ended December 31, 1988, filed on March 15, 1989;

         (10)(iii)(e)*  1993 Performance Bonus Plan (Corporate Vice Presidents)
                        incorporated by reference to the Company's Form 10-K,
                        Exhibit 10(iii)(g) for the fiscal year ended January 1, 1994, filed on March 31, 1994;

         (10)(iii)(f)*  Management Incentive Plan (Corporate Vice  Presidents),
                        incorporated by reference to Company's Form 10-Q,
                        Exhibit 10 (iii)(d) for the quarterly period ended April 1, 1995, filed on May 7, 1995;

         (10)(iii)(g)*  Description of Supplemental Retirement Program,
                        incorporated by reference to Amendment No. 1 to the Company's Form 10-Q, Exhibit 10(c), for the quarterly period ended July 3, 1993, filed August 25, 1993;

         (10)(iii)(h)*  The Middleby Corporation Stock Ownership Plan,
                        incorporated by reference to the Company's Form 10-K, Exhibit (10)(iii)(m), for the fiscal year ended January 1, 1994, filed on March 31, 1994;

         (10)(iii)(i)*  Amendment to The Middleby Corporation Stock Ownership
                        Plan dated as of January 1, 1994; incorporated by reference to the Company's Form 10-K, Exhibit
                        (10)(iii)(n), for the fiscal year ended December 31, 1994 filed on March 31, 1995.

         (22) List of subsidiaries, incorporated by reference to the Company's Form 10-K, Exhibit (22), for the fiscal year ended December 31, 1994, filed on March 31, 1995;

         (27)           Financial Data Schedules (EDGAR only);

         (99) Unaudited Pro Forma Financial Information, incorporated by reference to the Company's Form 8-K, Exhibit (99), filed on September 7, 1995;

(b)  There were no reports on Form 8-K in the fiscal fourth quarter  of 1995.


* Designates management contract or compensation plan.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th of March, 1996.

                                       THE MIDDLEBY CORPORATION

                                   BY:  /s/ David P. Riley
                                       -----------------------
                                        David P. Riley
                                        President, Chief Executive
                                        Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 1996.

       SIGNATURES                 TITLE
       ----------                 -----
PRINCIPAL EXECUTIVE OFFICER

/s/ David P. Riley             President, Chief Executive Officer,
----------------------------     and Director
David P. Riley


PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER

/s/ John J. Hastings           Executive Vice President, Chief
----------------------------     Financial Officer, Secretary and
John J. Hastings                   Treasurer


DIRECTORS

/s/ William F. Whitman, Jr.    Chairman of the Board and Director
----------------------------
William F. Whitman, Jr.

/s/ Newell Garfield, Jr.       Director
----------------------------
Newell Garfield, Jr.

/s/ A. Don Lummus              Director
----------------------------
A. Don Lummus

/s/ John R. Miller, III        Director
----------------------------
John R. Miller, III

/s/ Philip G. Putnam           Director
----------------------------
Philip G. Putnam

/s/ Sabin C. Streeter          Director
----------------------------
Sabin C. Streeter