Form 10-Q
period 1996-03-30
MIDDLEBY CORP
filed 1996-05-14
CIK 769520

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

           X  Quarterly Report Pursuant to Section 13 or 15(d) of the
          ---   Securities Exchange Act of 1934

                       FOR THE PERIOD ENDED MARCH 30, 1996

                                       or

              Transition Report Pursuant to Section 13 or 15(d) of the
          ---   Securities Exchange Act of 1934

                           Commission File No. 1-9973

                            THE MIDDLEBY CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                     36-3352497
- -------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

1400 TOASTMASTER DRIVE, ELGIN, ILLINOIS                                  60120
- ----------------------------------------                              ----------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's Telephone No., including Area Code              (847) 741-3300
                                                --------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X      NO
                                        -------      ------

As of March 30, 1996, there were 8,399,488 shares of the registrant's common stock outstanding.

                   THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                          QUARTER ENDED MARCH 30, 1996


                                      INDEX

DESCRIPTION                                                  PAGE
- -----------                                                  ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  BALANCE SHEETS                               1
                    March 30, 1996 and December 30, 1995

                  STATEMENTS OF EARNINGS                       2
                    March 30, 1996 and April 1, 1995

                  STATEMENTS OF CASH FLOWS                     3
                    March 30, 1996 and April 1, 1995

                  NOTES TO FINANCIAL STATEMENTS                4

         Item 2.  Management's Discussion and Analysis         7
                  of Financial Condition and Results of
                  Operations


PART II. OTHER INFORMATION                                     9

PART I.  FINANCIAL INFORMATION

                   THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                           (UNAUDITED)
                                         MARCH 30, 1996    DEC. 30, 1995
                                         --------------    -------------
ASSETS
- --------------------------------------
Cash and Cash Equivalents.............       $ 1,216           $   981
Accounts Receivable, net..............        21,231            16,236
Inventories, net......................        26,112            26,584
Prepaid Expenses and Other............         1,593               980
Current Deferred Taxes................         2,086             2,086
                                             -------           -------
     Total Current Assets.............        52,238            46,867
Property, Plant and Equipment, net of
  accumulated depreciation of
  $14,776,000 and $14,475,000.........        24,945            24,273
Excess Purchase Price Over Net Assets
  Acquired, net of accumulated
  amortization of $3,411,000 and
  $3,341,000..........................         7,707             7,777
Deferred Taxes........................         2,930             2,930
Other Assets..........................         2,283             2,193
                                             -------           -------
            Total Assets..............       $90,103           $84,040
                                             -------           -------
                                             -------           -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Maturities of Long-Term Debt..       $ 2,407           $ 1,710
Accounts Payable......................        14,120            14,026
Accrued Expenses......................         9,214             9,756
                                             -------           -------
     Total Current Liabilities........        25,741            25,492
Long-Term Debt........................        46,026            41,318
Minority Interest and Other
  Non-current Liabilities.............         1,897             1,782
Shareholders' Equity:
  Preferred Stock, $.01 par value;
    nonvoting; 2,000,000 shares
    authorized; none issued...........             -                 -
  Common Stock, $.01 par value;
    20,000,000 shares authorized;
    8,399,000 and 8,388,000 issued
    and outstanding in 1996 and
    1995, respectively................            84                84
  Paid-in Capital.....................        28,293            27,934
  Cumulative Translation Adjustment...          (353)             (228)
  Accumulated Deficit.................       (11,585)          (12,342)
                                             -------           -------
     Total Shareholders' Equity.......        16,439            15,448
                                             -------           -------
            Total Liabilities and
              Shareholders' Equity....       $90,103           $84,040
                                             -------           -------
                                             -------           -------


                             See accompanying notes

                   THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                             STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                               THREE MONTHS ENDED
                                       -------------------------------
                                       MARCH 30, 1996    APRIL 1, 1995
                                       --------------    -------------
Net Sales............................      $38,323          $34,994

Cost of Sales........................       28,141           25,276
                                           -------          -------
     Gross Margin....................       10,182            9,718

Selling and Distribution Expenses....        5,077            4,851
General and Administrative Expenses..        2,542            2,353
                                           -------          -------
     Income from Operations..........        2,563            2,514

Interest Expense and Deferred
  Financing Costs....................        1,296            1,267
Other Expense, Net...................          103              115
                                           -------          -------
     Earnings before Income
       Taxes.........................        1,164            1,132

Provision for Income Taxes...........          407              389
                                           -------          -------
     Net Earnings....................         $757             $743
                                           -------          -------
                                           -------          -------
Earnings Per Common and Common
 Equivalent Share....................         $.09             $.09
                                           -------          -------
                                           -------          -------



                             See accompanying notes

                   THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                            -----------------------------
                                            MARCH 30, 1996   APRIL 1,1995
                                            --------------   ------------
 Cash Flows From Operating Activities-
   Net earnings...........................      $   757        $   743
   Adjustments to reconcile net
     earnings to cash provided by
     operating activities-
     Depreciation and amortization........          714            724
     Utilization of Subsidiary NOL's
       credited to paid-in capital
       (See Note 2).......................          338            320

   Changes in assets and liabilities-
     Accounts receivable..................       (4,995)          (348)
     Inventories..........................          472         (3,902)
     Prepaid expenses and other assets....         (700)           814
     Accounts payable and other
       liabilities........................         (448)         2,281
                                                --------       -------
   Net Cash (Used in) Provided by
     Operating Activities.................       (3,862)           632
                                                --------       -------
 Cash Flows From Investing Activities-
   Additions to property and equipment....       (1,302)          (569)
                                                --------       -------
   Net Cash Used in Investing
     Activities...........................       (1,302)          (569)
                                                --------       -------
 Cash Flows From Financing Activities-
   Proceeds from senior secured note......            -         15,000
   Proceeds from credit facility..........            -         31,000
   Extinguishment of bank debt............            -        (44,055)
   Increase in revolving credit line, net         3,139            603
   Proceeds from capital expenditure loan.          500              -
   Cost of financing activities...........            -         (1,717)
   Other financing activities, net........        1,760             (5)
                                                --------       -------
   Net Cash Provided by Financing
     Activities...........................        5,399            826
 Changes in Cash and Cash Equivalents-
   Net increase in cash and cash
     equivalents..........................          235            889
   Cash and cash equivalents at
     beginning of year....................          981            667
                                                --------       -------
   Cash and Cash Equivalents at End
     of Quarter...........................       $1,216         $1,556
                                                --------       -------
                                                --------       -------
 Interest paid............................       $1,111           $527
                                                --------       -------
                                                --------       -------
 Income taxes paid........................           $5           $128
                                                --------       -------
                                                --------       -------


                             See accompanying notes

                   THE MIDDLEBY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 30, 1996

                                   (UNAUDITED)


    1)   BASIS OF PRESENTATION

         The financial statements have been prepared by The Middleby Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1995 Annual Report. Other than as indicated herein, there have been no significant changes from the data presented in said Report.

         In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 30, 1996 and December 30, 1995, and the results of operations for the three months ended March 30, 1996 and April 1, 1995, respectively, and cash flows for the three months ended March 30, 1996 and April 1, 1995.


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

         The Company has recorded an income tax provision of $407,000 for the fiscal three months ended March 30, 1996. Although the Company is not a Federal taxpayer due to its NOL carry-forwards, a tax provision is still required to be recorded. The majority of the NOL carry-forwards relate to an old quasi-reorganization and are not recorded as a credit to the tax provision, but are directly credited to paid-in-capital.

         The utilization of the net operating loss and credit carry-forwards depend on future taxable income during the applicable carry-forward periods. Management evaluates and adjusts the valuation allowance, based on the Company's expected taxable income as part of the annual budgeting process. These adjustments reflect management's judgment as to the Company's ability to generate taxable income which will, more likely than not, be sufficient to recognize these tax assets.


    3)   EARNINGS PER SHARE

         Earnings per share of common stock are based upon the weighted average number of outstanding shares of common stock and common stock equivalents. The treasury stock method is used in computing common stock equivalents, which included stock options and a warrant issued in conjunction with the senior secured note. The terms of the warrant provide for the purchase of 250,000 shares at $3 per share, however, under certain conditions, the warrant terms provide for the purchase of 200,000 shares at $.01 per share. Earnings per share were computed based upon the weighted average number of common shares outstanding of 8,700,000 and 8,661,000 for the fiscal quarters ended March 30, 1996 and April 1, 1995, respectively.


    4)   INVENTORIES

         Inventories are valued using the first-in, first-out method.

         Inventories consist of the following:

                                                (In Thousands)
                                    March 30, 1996        Dec. 30, 1995
                                    --------------        -------------
         Raw Materials and Parts       $10,106               $10,356
         Work-in-Process                 6,646                 6,688
         Finished Goods                  9,360                 9,540
                                       -------               -------
                                       $26,112               $26,584
                                       -------               -------
                                       -------               -------

    5)   ACCRUED EXPENSES

              Accrued expenses consist of the following:

                                                (In Thousands)
                                    March 30, 1996        Dec. 30, 1995
                                    --------------        -------------
         Accrued payroll and
           related expenses.........   $3,266                 $3,838
         Accrued commissions........    1,863                  1,567
         Accrued warranty...........    1,443                  1,382
     Other accrued expenses.....        2,642                  2,969
                                       ------                 ------
                                       $9,214                 $9,756
                                       ------                 ------
                                       ------                 ------


    6) Certain amounts have been reclassified in 1995 to be consistent with the 1996 presentation.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED).

    RESULTS OF OPERATIONS

    Net sales for the fiscal quarter ended March 30, 1996 of $38,323,000 increased by $3,329,000 (9.5%) compared to the prior year. The increase in sales for the fiscal first quarter compared to the prior year was led by strong international sales which increased 26% over the same period in 1995. The overall sales increase was largely due to unit volume increases. Cooking and warming manufacturing divisions showed a sales increase of 7%, while the refrigeration segment decreased 4%. Conveyor oven sales, which comprise the Middleby Marshall and CTX lines, decreased 6% during the quarter, primarily due to the timing of orders from large customers. Counter line cooking and warming equipment increased 59% in the quarter primarily due to increased toaster sales to a major chain and a large international order to a major customer. Sales in the core cooking and steaming equipment line increased 13% in the quarter. Within the refrigeration segment, sales in the foodservice market increased in line with the overall increase for the Company, while products for the beverage and bottling industry declined significantly. Sales of the Company's international-based fabricated equipment division increased by 81%. International sales represented 29% of total sales for the quarter as compared to 21% in the 1995 fiscal first quarter.

    Gross margin increased $464,000 (4.8%) for the quarter compared to the prior year's quarter. As a percentage of net sales, gross margin decreased 1.2% to 26.6% for the quarter from 27.8% in the prior year=s quarter. The decline in gross margin percent was primarily related to product mix, start-up costs for new products in the foodservice refrigeration and beverage segments, and production start-up costs associated with a new Philippine production facility.

    Selling, general and administrative expenses increased $415,000 (5.8%) to $7,619,000 compared to $7,204,000 in the first quarter of 1995. Increased selling expenses related to the higher sales base and the expansion of the Company's international sales and service capabilities, including the establishment of a sales distribution office in France, which occurred in the second quarter of 1995. As a percentage of sales, selling, general and administrative expenses decreased to 19.9% for the fiscal quarter ended March 30, 1996, compared to 20.6% for the prior year's quarter.

    Interest expense and deferred financing costs for the fiscal quarter ended March 30, 1996 increased $29,000 (2.3%) to $1,296,000 compared to $1,267,000 in the prior year fiscal quarter. The increase was due to increased deferred financing amortization in the first quarter of 1996 as compared to the first quarter of 1995. During the fourth quarter of 1995, the Company shortened the period over which the deferred financing costs associated with its January 10, 1995 refinancing will be amortized. The increased deferred financing costs were partially offset by lower interest rates on the company's senior secured credit facility.

    The Company recorded net earnings of $757,000 for the fiscal quarter ended March 30, 1996 compared to net earnings of $743,000 for the prior year fiscal quarter.


    FINANCIAL CONDITION AND LIQUIDITY

    For the three months ended March 30, 1996, net cash provided by operating activities before changes in assets and liabilities was $1,809,000, as compared to $1,787,000 for the three months ended April 1, 1995. Net cash used by operating activities after changes in assets and liabilities was $3,862,000 as compared to net cash provided of $632,000 in the prior year-to-date period. Accounts receivable increased $4,995,000, which principally accounts for the cash usage in the first quarter 1996. The increase in accounts receivable is directly related to the sales increase and timing of shipments to international and certain large domestic customers.

    During the fiscal first quarter 1996, the Company increased its overall outstanding debt by $5,399,000 under various facilities. During this period the Company increased its borrowings on its revolving credit line by $3,139,000, borrowed $500,000 on its capital expenditure line, repaid $209,000 on its term loan and a foreign subsidiary of the Company increased its borrowings with a foreign lending institution by $1,969,000 primarily to finance the construction of a new facility in the Philippines. There was $24,159,000 available to borrow under the revolving credit facility, of which $18,139,000 was outstanding at March 30, 1996.

    Management believes the Company has sufficient financial resources available to meet its anticipated requirements for funds for operations in the current fiscal year and can satisfy the obligations under its credit and note agreements.

                           PART II.  OTHER INFORMATION

    The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for any of the three months ended
    March 30, 1996, except as follows:

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


                                       THE MIDDLEBY CORPORATION
                                       ------------------------
                                       (Registrant)



Date       May 14, 1996                By: /s/ John J. Hastings
    -------------------------             --------------------------------
                                           John J. Hastings, Executive
                                             Vice President, Chief
                                             Financial Officer and
                                             Secretary
                                             (Principal Financial and
                                             Accounting Officer)