Form 10-Q
period 1996-06-30
MIDDLEBY CORP
filed 1996-08-13
CIK 769520

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


(Mark One)

         X    Quarterly Report Pursuant to Section 13 or 15(d) of the
         ---     Securities Exchange Act of 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996

                                          or

         --  Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                              Commission File No. 1-9973

                               THE MIDDLEBY CORPORATION
                              --------------------------
                (Exact Name of Registrant as Specified in its Charter)


         DELAWARE                                    36-3352497
- ---------------------------------------  ------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

1400 TOASTMASTER DRIVE, ELGIN, ILLINOIS                          60120
- ---------------------------------------                          -----
(Address of Principal Executive Offices)                       (Zip Code)


Registrant's Telephone Number, including Area Code       (847)  741-3300
                                                   ----------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X       NO
    ----         ----


As of June 29, 1996, there were 8,402,488 shares of the registrant's common stock outstanding.

                      THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                             QUARTER ENDED JUNE 29, 1996


                                        INDEX

DESCRIPTION                                                                 PAGE

PART I.       FINANCIAL INFORMATION

              Item 1.   Consolidated Financial Statements

                        BALANCE SHEETS                                       1
                             June 29, 1996 and December 30, 1995

                        STATEMENTS OF EARNINGS                               2
                             June 29, 1996 and July 1, 1995

                        STATEMENTS OF CASH FLOWS                             3
                             June 29, 1996 and July 1, 1995

                        NOTES TO FINANCIAL STATEMENTS                        4

              Item 2.   Management's Discussion and Analysis                 7
                          of Financial Condition and Results of
                          Operations


PART II.      OTHER INFORMATION                                              9

PART I.                         FINANCIAL INFORMATION
- ---------------------------------------------------

                      THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 (UNAUDITED)
ASSETS                                          JUNE 29, 1996      DEC. 30, 1995
- ----------------------------------------------  --------------     -------------
Cash and Cash Equivalents.....................     $1,092                $981
Accounts Receivable, net......................     21,953              16,236
Inventories, net..............................     28,853              26,584
Prepaid Expenses and Other....................      1,986                 980
Current Deferred Taxes........................      2,086               2,086
                                                     -----               -----
     Total Current Assets.....................     55,970              46,867

Property, Plant and Equipment, net of
   accumulated depreciation of
   $15,213,000 and $14,475,000................     25,424              24,273

Excess Purchase Price Over Net Assets
   Acquired, net of accumulated amortization
   of $3,481,000 and $3,341,000...............      7,637               7,777

Deferred Taxes................................      2,930               2,930

Other Assets..................................      1,904               2,193
                                                     -----               -----
          Total Assets........................    $93,865             $84,040
                                                   -------             -------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Maturities of Long-Term Debt..........    $ 2,482             $ 1,710
Accounts Payable..............................     16,080              14,026
Accrued Expenses..............................      9,197               9,756
                                                     -----               -----
     Total Current Liabilities................     27,759              25,492

Long-Term Debt................................     47,541              41,318

Minority Interest and Other
   Non-current Liabilities....................      1,918               1,782

Shareholders' Equity:
   Preferred Stock, $.01 par value;
      nonvoting; 2,000,000 shares
      authorized; none issued.................          -                   -

   Common Stock, $.01 par value; 20,000,000
      shares authorized; 8,402,000 and
      8,388,000 issued and outstanding in
      1996 and 1995, respectively.............         84                  84
   Paid-in Capital............................     28,299              27,934
   Cumulative Translation Adjustment..........       (188)               (228)
   Accumulated Deficit........................    (11,548)            (12,342)
                                                   -------             -------
   Total Shareholders' Equity.................     16,647              15,448
          Total Liabilities and Shareholders'      -------             -------
              Equity..........................    $93,865             $84,040
                                                   -------             -------
                                                   -------             -------

                                See accompanying notes

                      THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)


                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                               ---------------------------  ---------------------------
                                               JUNE 29, 1996  JULY 1, 1995  JUNE 29, 1996  JULY 1, 1995
                                               -------------  ------------  -------------  ------------
Net Sales...................................    $37,233        $34,559        $75,556        $69,553

Cost of Sales...............................     27,344         25,092         55,485         50,368
                                                --------       --------       --------       -------
            Gross Margin....................      9,889          9,467         20,071         19,185

Selling and Distribution Expenses...........      5,752          4,936         10,829          9,787
General and Administrative Expenses.........      2,739          2,355          5,281          4,708
                                                --------       --------       --------       -------
            Income from Operations..........      1,398          2,176          3,961          4,690

Interest Expense and Deferred
   Financing Costs..........................      1,322          1,346          2,618          2,612
Other Expense (Income), Net.................         39           (202)           142            (86)
                                                --------       --------       --------       -------
            Earnings before Income Taxes....         37          1,032          1,201          2,164

Provision for Income Taxes..................          -            338            407            727
                                                                    ---            ---            ---
            Net Earnings....................        $37           $694           $794         $1,437
                                                --------       --------       --------       -------
                                                --------       --------       --------       -------
Earnings per Common and Common
   Equivalent Share.........................       $.00           $.08           $.09           $.17
                                                --------       --------       --------       -------
                                                --------       --------       --------       -------



                                See accompanying notes

                      THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (IN THOUSANDS)

                                                          SIX MONTHS ENDED
                                                     ---------------------------
                                                     JUNE 29, 1996  JULY 1, 1995
                                                     -------------  ------------
Cash Flows From Operating Activities-
   Net Earnings....................................       $794         $1,437
   Adjustments to reconcile net earnings to
      cash provided by operating activities-
      Depreciation and amortization................      1,236          1,464
      Utilization of Subsidiary NOL's credited to
         paid-in capital (See Note 2)..............        325            580
      Changes in assets and liabilities-
      Accounts receivable..........................     (5,717)          (322)
      Inventories..................................     (2,269)        (4,308)
      Prepaid expenses and other assets............       (503)           393
      Accounts payable and other liabilities.......      1,495          1,756
                                                        -------        -------
   Net Cash (Used In)/ Provided by
      Operating Activities.........................     (4,639)         1,000
                                                        -------        -------
Cash Flows From Investing Activities-
   Additions to property and equipment.............     (2,218)        (1,133)
   Proceeds from sale of investment................          0          1,337
                                                        -------        -------
   Net Cash (Used In)/Provided by
      Investing Activities.........................     (2,218)           204
                                                        -------        -------
Cash Flows From Financing Activities-
   Proceeds from senior secured note...............          -         15,000
   Proceeds from credit facility...................          -         31,000
   Extinguishment of bank debt.....................          -        (44,055)
   Increase in revolving credit line, net..........      4,735          1,161
   Other financing activities, net.................      1,758         (1,573)
   Cost of financing activities....................                    (1,717)
   Proceeds from capital expenditure loan, net.....        475              -
                                                        -------        -------
   Net Cash Provided by (Used in) Financing
      Activities...................................      6,968           (184)
                                                        -------        -------
Changes in Cash and Cash Equivalents-
   Net increase in cash and cash equivalents.......        111          1,020
   Cash and cash equivalents at beginning
      of year......................................        981            667
                                                        -------        -------
   Cash and Cash Equivalents at End of Period......     $1,092         $1,687
                                                        -------        -------
                                                        -------        -------

Interest paid......................................     $2,264         $1,767
                                                        -------        -------
                                                        -------        -------
Income taxes paid..................................        $61           $236
                                                        -------        -------
                                                        -------        -------

                                See accompanying notes

                      THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    JUNE 29, 1996

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

    In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 29, 1996 and December 30, 1995, and the results of operations for the three and six months ended June 29, 1996 and July 1, 1995, respectively, and cash flows for the six months ended June 29, 1996 and July 1, 1995, respectively.


2)  Income Taxes

    The Company files a consolidated Federal income tax return. In January, 1993 the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. SFAS 109 requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Adoption of SFAS 109 was effected through the cumulative catch-up method.

    The Company has recorded an income tax provision of $407,000 for the fiscal six months ended June 29, 1996. Although the Company is not a Federal taxpayer due to its NOL carry-forwards, a tax provision is still required to be recorded. The majority of the NOL carry-forwards relate to an old quasi-reorganization and are not recorded as a credit to the tax provision, but are directly credited to paid-in-capital.

    The utilization of the net operating loss and credit carry-forwards depend on future taxable income during the applicable carry-forward periods. Management evaluates and adjusts the valuation allowance, based on the Company's expected taxable income, as part of the annual budgeting process. These adjustments reflect management's judgment as to the Company's ability to generate taxable income which will, more likely than not, be sufficient to recognize these tax assets.


3)  Earnings Per Share

    Earnings per share of common stock are based upon the weighted average number of outstanding shares of common stock and common stock equivalents. The treasury stock method is used in computing common stock equivalents, which include stock options and a warrant issued in conjunction with the senior secured note. The terms of the warrant provide for the purchase of 250,000 shares at $3 per share, however, under certain conditions, which have been met, the warrant terms provide for the purchase of 200,000 shares at $.01 per share. Earnings per share were computed based upon the weighted average number of common shares outstanding of 8,715,000 and 8,693,000 for the fiscal quarters ended June 29, 1996 and July 1, 1995, respectively, and 8,707,000 and 8,678,000 for the fiscal year-to-date periods ended June 29, 1996 and July 1, 1995, respectively.


4)  Inventories

    Inventories are valued using the first-in, first-out method.

    Inventories consist of the following:

                                                     (In Thousands)
                                            June 29, 1996     December 30, 1995
                                            -------------     -----------------
    Raw Materials and Parts                   $10,408               $10,356
    Work-in-Process                             6,169                 6,688
    Finished Goods                             12,276                 9,540
                                              -------               -------
                                              $28,853               $26,584
                                              -------               -------
                                              -------               -------

5)  Accrued Expenses

    Accrued expenses consist of the following:
                                                     (In Thousands)
                                               June 29, 1996   December 30, 1995
                                               -------------   -----------------
    Accrued payroll and related expenses        $3,074              $3,838
    Accrued commissions                          1,662               1,567
    Accrued warranty                             1,532               1,382
    Other accrued expenses                       2,929               2,969
                                                -------             -------
                                                $9,197              $9,756
                                                -------             -------
                                                -------             -------

6) Certain amounts have been reclassified in 1995 to be consistent with the 1996 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED).


INFORMATIONAL NOTE

This report contains forward looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers that these projections are estimates of future performance and are highly dependent upon a variety of important factors which could cause actual results to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions; the availability and cost of raw materials; the impact of competitive products and pricing; the timely development and market acceptance of the Company's products; foreign exchange risks affecting international sales; and other risks detailed herein and from time-to-time in the Company's Securities and Exchange Commission filings.


RESULTS OF OPERATIONS

Net sales for the quarter ended June 29, 1996 increased $2,674,000 (7.7%) to $37,233,000, compared to $34,559,000 in the prior year's quarter ended July 1, 1995. Net sales for the six-month period ended June 29, 1996 increased $6,003,000 (8.6%) to $75,556,000, compared to $69,553,000 in the prior year's six-month period ended July 1, 1995. The overall sales increase was largely due to unit volume increases (rather than price). Cooking and warming equipment manufacturing divisions reported a sales increase of 5%, while sales of the refrigeration equipment division decreased 2%. Within the cooking and warming equipment manufacturing divisions, sales of the Company's core cooking and steaming equipment line increased substantially, while sales of conveyor oven equipment decreased slightly as certain major customers deferred store openings in overseas markets. Within the refrigeration equipment division, sales to the foodservice market increased 23%, while sales of merchandisers to the soft drink bottler industry declined significantly. International sales increased 17% overall and accounted for 29% of total sales for the quarter compared to 27% in the 1995 fiscal second quarter. Sales of the Company's international-based fabricated equipment division increased 24% during the quarter.

Gross margin increased $422,000 (4.5%) to $9,889,000 for the quarter compared to the prior year's quarter. Gross margin for the six-month period increased $886,000 (4.6%) to $20,071,000 compared to the prior year's six-month period. The increase in gross margin is primarily due to higher sales. As a percentage of net sales, gross margin decreased 0.8% to 26.6% for the quarter compared to 27.4% in the prior year's quarter, while year-to-date gross margins have decreased 1.0% to 26.6%. The decline in gross margin percentage was primarily related to product mix, operational inefficiencies at the

Company's refrigeration unit, a decline in sales of merchandisers to the soft drink bottler industry, and start-up/move costs associated with the Company's new Philippine manufacturing facility.

Selling, general and administrative expenses increased $1,200,000 (16.5%) and $1,615,000 (11.1%) for the three and six-month periods, respectively. Increased expenses reflect promotional expenses for new products and dealer programs and the expansion of international sales and service capabilities. During the second quarter, the Company opened a sales and distribution office in Taiwan and completed the move of its Philippine based fabrication equipment division into a newly constructed manufacturing facility. As a percentage of sales, selling, general and administrative expenses increased to 22.8% for the quarter ended June 29, 1996, compared to 21.1% for the prior year's quarter, and to 21.3% for the six-month period ended June 29, 1996 compared to 20.8% for the prior year's six-month period.

Other income for the prior year quarter ended July 1, 1995 included a gain from the sale of a discontinued product line and proceeds from a value-added tax settlement in Canada.

Interest expense and amortization of deferred financing costs for the fiscal quarter ended June 29, 1996 increased $24,000 (1.8%) compared to the prior year quarter, and was only slightly higher at $2,618,000 in the year-to-date period compared to $2,612,000 in the prior year-to-date period. Increases in the amortization of deferred financing costs have been offset by lower interest costs in both the quarter and year-to-date periods compared to the prior year.

The Company recorded net earnings of $37,000 for the fiscal quarter ended June 29, 1996 compared to net earnings of $694,000 for the prior year quarter. Year-to-date earnings were $794,000 for the six-month period ended June 29, 1996 compared to net earnings of $1,437,000 for the six months ended July 1, 1995. The second quarter results reflect lower operating results at the Company's refrigeration unit due to a decline in sales, operational inefficiencies, and organizational restructuring and at the Philippine fabricated equipment division due to start-up/move costs.

FINANCIAL CONDITION AND LIQUIDITY

For the six months ended June 29, 1996, net cash provided by operating activities before changes in assets and liabilities was $2,355,000, as compared to $3,481,000 for the six months ended July 1, 1995. Net cash used by operating activities after changes in assets and liabilities was $4,639,000 as compared to net cash provided of $1,000,000 in the prior year-to-date period. Receivables and inventories have increased $5,717,000 and $2,269,000 respectively, due to the increase in sales volume, expansion of international manufacturing and distribution operations, timing of orders with certain larger customers and the introduction of new products. These increases were partly offset by increased accounts payable.

During the fiscal quarter, the Company increased its borrowings under its credit agreements by $1,569,000 primarily to finance an increase in inventories and capital expenditures. For the fiscal year-to-date period, the Company increased its borrowings by $6,968,000, principally to finance increases in accounts receivables, inventories and capital expenditures related to the international expansion. On June 29, 1996, there was $23,180,000 available to borrow under the revolving credit facility, of which $19,735,000 was outstanding.

Management believes the Company has sufficient financial resources available to meet its anticipated requirements for funds for operations in the current fiscal year and can satisfy the obligations under its credit and note agreements.


PART II.    OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for any of the three months ended June 29, 1996, except as follows:

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 16, 1996, the Company held its 1996 Annual Meeting of Stockholders. The following persons were elected as directors to hold office until the 1997 Annual
Meeting of Stockholders:   Newell Garfield, Jr., A. Don Lummus, John R. Miller,
III, Philip G. Putnam, David P. Riley, Sabin C. Streeter, William F. Whitman, Jr., Joseph G. Tompkins, Laura B. Whitman, Robert L. Yohe and Robert R. Henry. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

    Nominee             For          Withheld         Abstained
    -------         ---------        --------         ---------
    Garfield        7,482,885         30,218              0
    Lummus          7,483,485         29,618              0
    Miller          7,478,285         34,818              0
    Putnam          7,478,285         34,818              0
    Riley           7,483,485         29,618              0
    Streeter        7,483,385         29,718              0
    Whitman, W.     7,481,260         31,843              0
    Tompkins        7,476,968         36,118              0
    Whitman, L.     7,477,997         35,106              0
    Yohe            7,477,360         35,743              0
    Henry           7,482,185         30,918              0

The stockholders also voted to approve the ratification of the selection of Arthur Andersen LLP as independent auditors for the Company for the fiscal year ending December 28, 1996. 7,502,062 shares were cast for such selection, 9,390 shares were cast against such selection, and 1,651 shares abstained.

No broker nonvotes were received in connection with the 1996 Annual Meeting.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits - The following Exhibits are filed herewith:

         Exhibit (4)(b)(i) -      First Amendment to Loan and Security
                                  Agreement dated January 9, 1995, by and among Middleby Marshall Inc. and Asbury Associates,
                                  Inc., as Borrowers, certain lenders named therein, as Lenders, and Sanwa Business
                                  Credit Corporation, as Agent and Lender.

         Exhibit (4)(c)(i) -      Amendment Number One to Note Agreement dated
                                  as of January 1, 1995, among Middleby
                                  Marshall Inc. and Asbury Associates, Inc. as
                                  Obligers.

         Exhibit (4)(c)(ii) -     Amendment Number Two to Note Agreement dated
                                  as of January 1, 1995, among Middleby
                                  Marshall Inc. and Asbury Associates, Inc. as
                                  Obliger.

         Exhibit (4)(e)(i) -      Amendment One to the Intercreditor Agreement
                                  dated as of January 10, 1995, by and among Sanwa Business Credit Corporation, as Agent,
                                  The Northwestern Mutual Life Insurance
                                  Company, as the Senior Noteholder, and First
                                  Security Bank of Utah, National Association, as Security Trustee and Collateral Agent.

         Exhibit (4)(e)(ii) -     Amendment Two to the Intercreditor Agreement
                                  dated as of January 10, 1995, by and among Sanwa Business Credit Corporation, as Agent,
                                  The Northwestern Mutual Life Insurance
                                  Company, as the Senior Noteholder, and First
                                  Security Bank of Utah, National Association, as Security Trustee and Collateral Agent.

         Exhibit (10)(iii)(d) -   The Middleby Corporation Amended and Restated
                                  1989 Stock Incentive Plan, as amended.

         Exhibit (10)(iii)(f) -   1996 Management Incentive Plan (Corporate
                                  Vice Presidents).

         Exhibit (22) -           List of Subsidiaries.

         Exhibit (27) -           Financial Data Schedule (EDGAR only)

b) Reports on Form 8-K - No such reports were filed during the quarter for which this report is filed.





                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE MIDDLEBY CORPORATION
                               ------------------------
                                     (Registrant)



Date: August 13, 1996                       By: /s/  John J. Hastings
      --------------------                      ---------------------------

                                               John J. Hastings, Executive
                                                 Vice President, Chief
                                                 Financial Officer and
                                                 Secretary