Form 10-Q/A
period 1996-06-29
MIDDLEBY CORP
filed 1996-08-23
CIK 769520

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

          X    Quarterly Report Pursuant to Section 13 or 15(d) of the
         ---    Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996

                                       or

          ___  Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

                           Commission File No. 1-9973

                            THE MIDDLEBY CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                                   36-3352497
- -------------------------------         ------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

1400 TOASTMASTER DRIVE, ELGIN, ILLINOIS                            60120
- ---------------------------------------                            -----
(Address of Principal Executive Offices)                      (Zip Code)


Registrant's Telephone Number, including Area Code      (847)  741-3300
                                                       -----------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X   NO
     -----    -----


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

     Nominee                  For      Withheld        Abstained
     -------                  ---      --------        ---------

     Garfield            7,482,885      30,218              0
     Lummus              7,483,485      29,618              0
     Miller              7,478,285      34,818              0
     Putnam              7,478,285      34,818              0
     Riley               7,483,485      29,618              0
     Streeter            7,483,385      29,718              0
     Whitman, W.         7,481,260      31,843              0
     Tompkins            7,476,968      36,118              0
     Whitman, L.         7,477,997      35,106              0
     Yohe                7,477,360      35,743              0
     Henry               7,482,185      30,918              0


The stockholders voted to approve the ratification of the selection of Arthur Andersen LLP as independent auditors for the Company for the fiscal year ending December 28, 1996. 7,502,062 shares were cast for such selection, 9,390 shares were cast against such selection, and 1,651 shares abstained.

The stockholders voted to approve amendments to the Certificate of Incorporation and By-laws of the Company to increase the number of permitted directors from nine to eleven. 7,439,917 shares were cast for such resolution, 69,108 shares were cast against such resolution, and 4,078 shares abstained.

The stockholders also voted to approve amendments to the Company's Amended and Restated 1989 Stock Incentive Plan to increase the number of shares available for grants from 200,000 to 400,000 shares, and to extend the duration of the plan from February 16, 1999 to February 16, 2001. 7,430,924 shares were cast for such resolution, 70,243 shares were cast against such resolution, and 11,936 shares abstained.

No broker nonvotes were received in connection with the 1996 Annual Meeting.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits - The following Exhibits are filed herewith:

          Exhibit (3) (i)      -   Unofficial Restated Certificate of
                                   Incorporation of The Middleby Corporation, as amended to date.

          Exhibit (3) (ii)     -   Unofficial  Amended and Restated Bylaws of
                                   The Middleby Corporation, as amended to
                                   date.

          Exhibit (4) (b) (i)  -   First Amendment to Loan and Security
                                   Agreement dated January 9, 1995, by and among Middleby Marshall Inc. and Asbury Associates,
                                   Inc., as Borrowers, certain lenders named therein, as Lenders, and Sanwa Business
                                   Credit Corporation, as Agent and Lender.

          Exhibit (4) (c) (i)  -   Amendment Number One to Note Agreement dated
                                   as of January 1, 1995, among Middleby
                                   Marshall Inc. and Asbury Associates, Inc. as
                                   Obligors.

          Exhibit (4) (c) (ii) -   Amendment Number Two to Note Agreement dated
                                   as of January 1, 1995, among Middleby
                                   Marshall Inc. and Asbury Associates, Inc. as
                                   Obligors.

          Exhibit (4) (e) (i)  -   Amendment One to the Intercreditor Agreement
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

          Exhibit (4) (e) (ii)  -  Amendment Two to the Intercreditor Agreement
                                   dated as of January 10, 1995, by and among Sanwa Business Credit Corporation, as Agent, The Northwestern Mutual Life Insurance Company, as the

                                   Senior Noteholder, and First Security Bank of Utah, National Association, as Security Trustee and Collateral Agent.

          Exhibit (10) (iii) (d) - The Middleby Corporation Amended and Restated
                                   1989 Stock Incentive Plan, as amended.

          Exhibit (10) (iii) (f) - 1996 Management Incentive Plan (Corporate
                                   Vice Presidents).

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


                            THE MIDDLEBY CORPORATION
                                  (Registrant)



Date:     August 23, 1996             By: /s/  John J. Hastings
      -------------------------           -------------------------------

                                             John J. Hastings, Executive
                                               Vice President, Chief
                                               Financial Officer and
                                               Secretary