Form 10-Q
period 1996-09-28
MIDDLEBY CORP
filed 1996-11-12
CIK 769520

                                       FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549


(Mark One)


                  X  Quarterly Report Pursuant to Section 13 or 15(d) of the
                 ---   Securities Exchange Act of 1934

                       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996

                                       or

                 ---  Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                 Commission File No. 1-9973

                                     THE MIDDLEBY CORPORATION
                  -------------------------------------------------------------
                    (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                      36-3352497
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

1400 TOASTMASTER DRIVE, ELGIN, ILLINOIS                                  60120
----------------------------------------                              ----------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's Telephone No., including Area Code   (847) 741-3300
                                                 ---------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES  X    NO
                                          ---      ---


As of November 12, 1996, there were 8,421,743 shares of the registrant's common stock outstanding.

                      THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                          QUARTER ENDED SEPTEMBER 28, 1996


                                         INDEX

DESCRIPTION                                                                 PAGE
-----------                                                                 ----

PART I.   FINANCIAL INFORMATION

                    Item 1.   Consolidated Financial Statements

                                  BALANCE SHEETS
                                  September 28, 1996 and December 30, 1995    1

                                  STATEMENTS OF EARNINGS
                                  September 28, 1996 and September 30, 1995   2

                                  STATEMENTS OF CASH FLOWS
                                  September 28, 1996 and September 30, 1995   3

                                  NOTES TO FINANCIAL STATEMENTS               4

                    Item 2.   Management's Discussion and Analysis
                              of Financial Condition and Results of
                              Operations                                      8

PART II.  OTHER INFORMATION

PART I.   FINANCIAL INFORMATION

                          THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS)

                                                   (UNAUDITED)
ASSETS                                            SEPT. 28, 1996   DEC. 30, 1995
---------------------------------------------     -------------    -------------
Cash and Cash Equivalents....................         $    958        $    972
Accounts Receivable, net.....................           19,115          14,058
Inventories, net.............................           21,062          18,320
Prepaid Expenses and Other...................            1,271             879
Current Deferred Taxes.......................            2,086           2,086
Net Assets of Discontinued
  Operations (see Note 2)....................           10,149          12,803
                                                      --------        --------
    Total Current Assets.....................           54,641          49,118
Property, Plant and Equipment, net of
  accumulated depreciation of
  $11,478 and $10,642........................           18,480          17,081
Excess Purchase Price Over Net Assets
  Acquired, net of accumulated
  amortization of $3,550 and $3,341..........            7,568           7,777
Deferred Taxes...............................            2,930           2,930
Other Assets.................................            1,939           2,014
                                                      --------        --------
    Total Assets.............................         $ 85,558        $ 78,920
                                                      --------        --------
                                                      --------        --------
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Current Maturities of Long-Term Debt.........         $  2,556        $  1,710
Accounts Payable.............................           12,184          10,587
Accrued Expenses.............................            7,830           8,075
                                                      --------        --------
    Total Current Liabilities................           22,570          20,372
Long-Term Debt...............................           45,132          41,318
Minority Interest and Other
  Non-current Liabilities....................            1,900           1,782
Shareholders' Equity:
  Preferred Stock, $.01 par value;
    nonvoting; 2,000 shares
    authorized; none issued..................               --              --
  Common Stock, $.01 par value;
    20,000 shares authorized;
    8,422 and 8,388 issued and
    outstanding in 1996 and 1995,
    respectively.............................               84              84
  Paid-in Capital............................           28,606          27,934
  Cumulative Translation Adjustment..........             (275)           (228)
  Accumulated Deficit........................          (12,459)        (12,342)
                                                      --------        --------
     Total Shareholders' Equity...............          15,956          15,448
                                                      --------        --------
       Total Liabilities and Shareholders'
         Equity...............................        $ 85,558        $ 78,920
                                                      --------        --------
                                                      --------        --------

                                     See accompanying notes

                       THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF EARNINGS
                                     (IN THOUSANDS)
                                      (UNAUDITED)

                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                 SEPT. 28,   SEPT. 30,    SEPT. 28,    SEPT. 30,
                                    1996       1995         1996         1995
                                 ---------   ---------    ----------   ---------
Net Sales....................     $31,400    $27,558       $89,571      $78,947
Cost of Sales................      22,020     19,160        63,080       55,377
                                  -------    -------       -------      -------
  Gross Profit...............       9,380      8,398        26,491       23,570
Selling and Distribution
  Expenses...................       4,796      3,982        13,280       11,613
General and Administrative
  Expenses...................       2,371      2,137         6,735        6,040
                                  -------    -------       -------      -------
  Income from Operations.....       2,213      2,279         6,476        5,917
Interest Expense and Deferred
  Financing Costs............       1,122        982         3,277        3,090
Other (Income) Expense, Net..          (9)       117           132            5
                                  -------    -------       -------      -------
Earnings Before Income Taxes.       1,100      1,180         3,067        2,822
Provision for Income Taxes
  (See Note 3)...............         408        362         1,069          917
                                  -------    -------       -------      -------
  Net Earnings from
    Continuing Operations....         692        818         1,998        1,905
                                  -------    -------       -------      -------
Discontinued Operations, Net
  of Income Tax (See Note 2):

  (Loss) Earnings from
    Discontinued Operations..        (232)       142          (744)         492

  Estimated Loss on Disposal
    Including Provision for
    Operating Losses During
     the Phase-Out Period...       (1,371)       --         (1,371)          --
                                  -------    -------       -------      -------
  Net (Loss) Earnings.......      $  (911)   $   960       $  (117)     $ 2,397
                                  -------    -------       -------      -------
                                  -------    -------       -------      -------
Earnings Per Share from
  Continuing Operations.....      $  0.08    $  0.09       $  0.24      $  0.22

(Loss) Earnings Per Share
  from Discontinued
  Operations................        (0.19)      0.02         (0.25)        0.06
                                  -------    -------       -------      -------
Net (Loss) Earnings Per Share     $ (0.11)    $ 0.11       $ (0.01)     $  0.28
                                  -------    -------       -------      -------
                                  -------    -------       -------      -------

                                     See accompanying notes

                              THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                           (UNAUDITED)


                                                       NINE MONTHS ENDED
                                                 SEPT. 28, 1996   SEPT. 30, 1995
                                                 --------------   --------------
Cash Flows From Operating Activities--
  Net (loss) earnings..........................     $  (117)         $  2,397
  Adjustments to reconcile net earnings
    to cash provided by operating activities--
    Depreciation and amortization..............       1,418             1,496
    Utilization of Subsidiary NOL's credited
      to paid-in capital  (See Note 3).........         972               753
    Discontinued operations....................       2,830            (2,750)
    Changes in assets and liabilities--
      Accounts receivable......................      (5,057)             (604)
      Inventories..............................      (2,742)           (1,689)
      Prepaid expenses and other assets........        (553)              299
      Accounts payable and other liabilities...       1,352             2,050
                                                    -------          --------
  Net Cash (Used in) Provided by Operating
    Activities.................................      (1,897)            1,952
                                                    -------          --------
Cash Flows From Investing Activities--
  Additions to property and equipment..........      (2,564)           (1,427)
  Proceeds from sale of investment.............          --             1,337
  Discontinued Operations......................        (176)             (304)
                                                    -------          --------
  Net Cash Used in Investing Activities........      (2,740)             (394)
                                                    -------          --------
Cash Flows From Financing Activities--
  Proceeds from senior secured note............          --            15,000
  Proceeds from credit facility................          --            31,000
  Extinguishment of bank debt..................          --           (44,055)
  Increase in revolving credit line, net.......       2,993               243
  Other financing activities, net..............       1,180            (1,734)
  Cost of financing activities.................          --            (1,717)
  Proceeds from capital expenditure loan, net..         450                --
                                                    -------          --------
  Net Cash Provided by (Used in) Financing
    Activities.................................       4,623            (1,263)
                                                    -------          --------
Changes in Cash and Cash Equivalents--
  Net increase (decrease) in cash and cash
    equivalents................................         (14)              295
  Cash and cash equivalents at beginning of
    year.......................................         972               653
                                                    -------          --------
  Cash and cash equivalents at end of
    period.....................................     $   958          $    948
                                                    -------          --------
                                                    -------          --------
Interest paid..................................     $ 3,434          $  2,938
                                                    -------          --------
                                                    -------          --------
Income taxes paid..............................     $    96          $    286
                                                    -------          --------
                                                    -------          --------

                                       See accompanying notes

                        THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    SEPTEMBER 28, 1996

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

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 28, 1996 and December 30, 1995, and the results of operations for the three and nine months ended September 28, 1996 and September 30, 1995, respectively, and cash flows for the nine months ended September 28, 1996 and September 30, 1995.


2)   DISCONTINUED OPERATION

     On November 1, 1996, the Company announced that it had entered into a letter of intent to sell its Victory Refrigeration Company subsidiary for approximately $6,500,000, subject to closing date balance sheet adjustments. The Company has also entered into a sale and leaseback agreement for its Cherry Hill, New Jersey facility which the Victory Refrigeration Company occupies. The Company will receive net proceeds of approximately $4,500,000 from this sale and leaseback transaction and, pursuant to the November 1, 1996 letter of intent, the purchasers of the Victory Refrigeration Company assets will assume the lease obligation. Net proceeds from these transactions will be used to pay down debt.

     The results of the Victory Refrigeration Company subsidiary have been reported separately as a discontinued operation in the consolidated financial statements for all periods presented. Summarized results of the Victory Refrigeration Company are as follows:

                                                        (IN THOUSANDS)

                                             THREE MONTHS                  NINE MONTHS
                                   SEPT. 28, 1996  SEPT. 30, 1995   SEPT. 28, 1996   SEPT. 30, 1995
                                   --------------  --------------   --------------   --------------
     Net Sales....................     $ 9,876         $ 7,679          $27,261         $25,843
     Costs and Expenses ..........      10,032           7,201           27,719          24,313
                                       -------         -------          -------         -------
     Operating (Loss) Income......        (156)            478             (458)          1,530
     Allocated Interest...........         190             266              653             771
     Other Costs..................          --              --               --              25
                                       -------         -------          -------         -------
     (Loss) Earnings Before Taxes.        (346)            212           (1,111)            734
     Provision for Taxes..........        (114)             70             (367)            242
                                       -------         -------          -------         -------
     (Loss) Earnings from
       Discontinued Operations....        (232)            142             (744)           492
     Estimated Loss on Disposal
       Including Provision for
       Operating Losses During
       the Phase-Out Period.......      (1,371)             --           (1,371)            --
                                       -------         -------          -------         -------
     Total (Loss) Earnings
       Related to Discontinued
       Operations.................     $(1,603)        $   142          $(2,115)        $   492
                                       -------         -------          -------         -------
                                       -------         -------          -------         -------


     Interest expense has been allocated based upon the ratio of the net assets of the discontinued operations to the consolidated capitalization of the Company. Continuing operations and discontinued operations reflect the net tax expense or tax benefit generated by the respective operations, limited however by the income tax benefit recognized in the Company's historical financial statements. No general corporate expenses have been allocated to the discontinued operations.

     The results of the discontinued operations are not necessarily indicative of the results which may have been obtained had the continuing and discontinuing operations been operating independently.

     The net assets of discontinued operations included in the Consolidated Balance Sheets at September 28, 1996 and September 30, 1995 amounted to $10,149,000 and $12,803,000 respectively, and consist primarily of receivables, inventory, and property, plant and equipment related to the discontinued operations, net of accounts payable, accrued liabilities and closing costs associated with the sale.

3)   INCOME TAXES

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

     The Company has recorded an income tax provision of $1,069,000 for the fiscal nine months ended September 28, 1996. Although the Company is not a Federal taxpayer due to its NOL carry-forwards, a tax provision is still required to be recorded. The majority of the NOL carry-forwards relate to an old quasi-reorganization and are not recorded as a credit to the tax provision, but are directly credited to paid-in capital.

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


4)   EARNINGS PER SHARE

     Earnings per share of common stock are based upon the weighted average number of outstanding shares of common stock, and where required, common stock equivalents. The treasury stock method used in computing earnings per share provides that common stock equivalents are excluded when their effect is anti-dilutive. Consequently, common stock equivalents were excluded for the quarter and nine months ended September 28, 1996. Earnings per share were computed based upon common shares outstanding of 8,417,000 and 8,680,000 for the fiscal quarters ended September 28, 1996 and September 30, 1995, respectively, and 8,406,000 and 8,679,000 for the fiscal year-to-date periods ended September 28, 1996 and September 30, 1995, respectively.

5)   INVENTORIES

     Inventories are valued using the first-in, first-out method.

     Inventories consist of the following:

                                              (IN THOUSANDS)
                                  SEPT. 28, 1996             DEC. 30, 1995
                                  --------------             -------------
     Raw Materials and Parts         $10,043                   $ 6,337
     Work in Process                   3,519                     4,652
     Finished Goods                    7,500                     7,331
                                     -------                   -------
                                     $21,062                   $18,320
                                     -------                   -------
                                     -------                   -------

6)   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                (IN THOUSANDS)
                                    SEPT. 28, 1996            DEC. 30, 1995
                                    --------------            -------------
     Accrued payroll and
        related expenses                 $2,848                  $3,200
     Accrued commissions                  1,426                   1,190
     Accrued warranty                     1,148                     879
     Accrued interest                       626                     636
     Other                                1,782                   2,170
                                         ------                  ------
                                         $7,830                  $8,075
                                         ------                  ------
                                         ------                  ------


7)   RECLASSIFICATION

     Certain amounts have been reclassified in 1995 to be consistent with the 1996 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED).


INFORMATIONAL NOTE

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions; the availability and cost of raw materials; the impact of competitive products and pricing; the timely development and market acceptance of the Company's products; foreign exchange risks affecting international sales; and other risks detailed herein and from time-to-time in the Company's Securities and Exchange Commission filings. Additionally, there can be no assurance that the proposed sale of the Victory Refrigeration Company subsidiary will ever be consummated or will be consummated on the terms described in this report.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS:

Net sales for the quarter ended September 28, 1996 increased by $3,842,000 (13.9%) to $31,400,000 compared to $27,558,000 in the prior year's quarter ended September 30, 1995. Net sales for the nine month period ended September 28, 1996 increased $10,624,000 (13.5%) to $89,571,000, compared to $78,947,000 in the prior year's nine-month period ended September 30, 1995. The overall sales increase was largely due to unit volume increases (rather than price increases). Cooking and warming manufacturing divisions reported a sales increase of 9%. Conveyor oven sales increased 5% during the quarter. Counter
line cooking and warming equipment increased   22% in the quarter.  Sales in the
core cooking and steaming equipment line increased 17% in the quarter. International sales, including sales of distributed product lines, increased 22% in the third quarter over the prior year's quarter. International sales represented 38% of total sales for the quarter as compared to 35% in the 1995 quarter.

Gross profit increased $982,000 (11.7%) to $9,380,000 for the quarter compared to $8,398,000 in the prior year's quarter. Gross profit for the nine-month period increased $2,921,000 (12.4%) to $26,491,000 compared to $23,570,000 in the prior year's nine-month period. This increase in gross profit is consistent with the overall increase in sales. As a percentage of net sales, gross margin decreased 0.6% to 29.9% for the quarter compared to 30.5% in the prior year's quarter. Gross margin for the nine month period decreased 0.3% to 29.6% compared to 29.9% in the prior nine month period. The decline in gross margin percentage was primarily related to product mix and operational inefficiencies associated with the start-up and move to the Company's new Philippine manufacturing facility.

Selling, general and administrative expenses increased $1,048,000 (17.1%) and $2,362,000 (13.4%) for the three- and nine-month periods, respectively. Increased expenses reflected the increased sales level as well as promotional expenses for new products and dealer programs, and expansion of international sales and service capabilities. As a percentage of sales, selling, general and administrative expenses increased to 22.9% for the fiscal quarter ended September 28, 1996, compared to 22.2% for the prior year's quarter, and decreased to 22.3% for the nine-month period ended September 28, 1996 compared to 22.4% for the prior year's nine month period.

Interest expense and deferred financing costs for the fiscal quarter ended September 28, 1996 increased $140,000 (14.3%) compared to the prior year fiscal quarter and $187,000 (6.1%) year-to-date. The increase was primarily due to increased amortization of deferred financing costs. In the fourth quarter of 1995, the Company accelerated the amortization of the financing costs associated with the January 10, 1995 refinancing.

The Company recorded earnings from continuing operations of $692,000 for the fiscal quarter ended September 28, 1996 compared to $818,000 for the prior year fiscal quarter. Year-to-date earnings from continuing operations were $1,998,000 for the nine-month period ended September 28, 1996 compared to net earnings of $1,905,000 for the nine months ended September 30, 1995.


DISCONTINUED OPERATIONS:

(Loss) earnings from discontinued operations was a $232,000 loss for the quarter ended September 28, 1996 as compared to earnings of $142,000 in the prior year quarter ended September 30, 1995. (Loss) earnings from discontinued operations was a loss of $744,000 for the nine months ended September 28, 1996 as compared to earnings of $492,000 for the prior nine month period. This decline in earnings is primarily attributable to product mix, promotional expenses for new products and dealer programs, and operational inefficiencies. The Company also recorded an estimated loss on disposal of the Victory Refrigeration Company subsidiary of $1,371,000. This provision includes an estimate of $902,000 of operating losses during the phase-out period and certain other costs to complete the sale of the subsidiary and the building sale and leaseback transactions.


FINANCIAL CONDITION AND LIQUIDITY

For the nine months ended September 28, 1996, net cash provided by operating activities before changes in assets and liabilities was $5,103,000, as compared to $1,896,000 for the nine months ended September 30, 1995. Net cash used in operating activities after changes in assets and liabilities was $1,897,000 as compared to $1,952,000 provided by operating activities in the prior year-to-date period. The increase in accounts receivable of $5,057,000 was due to increased sales level and the timing of cash receipts from certain large customers. The increase in inventories of $2,742,000 was due to the introduction of new products, expansion of international manufacturing, and timing of orders with certain large customers. This increase was partly offset by increased accounts payable.

During the fiscal quarter, the Company decreased its borrowings under its credit agreements by $2,369,000 primarily by using cash provided by operations. For the fiscal year-to-date, the Company increased its borrowings by $4,623,000, principally to finance an increase in accounts receivables, inventories and capital expenditures related to international expansion. The Company maintains a revolving credit facility which, as of September 28, 1996 provided $23,921,000 of total borrowing availability. There was $17,993,000 outstanding under this facility at September 28, 1996. The Company has executed letters of credit of $632,000 against this facility, leaving an available line of credit of $5,296,000 at September 28, 1996. Subsequent to the end of the third quarter, the Company and its lenders, under both the senior secured credit facility and the senior secured note, agreed to amend certain borrowing covenants to reflect the impact of the discontinued operations.

The Company believes that its cash flow from operations, together with available financing and cash on hand, will be sufficient to fund its working capital needs, capital expenditure program, and debt amortization. Assuming the successful completion of the sale of the Victory Refrigeration Company subsidiary and the building sale and leaseback of the Victory Refrigeration Company facility, the Company will utilize the net proceeds from these transactions to pay down debt.

PART II.    OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for any of the three months ended September 28, 1996, except as follows:


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits - The following Exhibits are filed herewith:

             Exhibit (10) (iii) (j) - Agreement of Purchase and Sale of the
                                      Company's Cherry Hill, New Jersey
                                      Facility, with attached lease.

             Exhibit (27) - Financial Data Schedules  (EDGAR only)

b)   Reports on Form 8-K:  None.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THE MIDDLEBY CORPORATION
                                       ------------------------
                                            (Registrant)



Date November 12, 1996                    By:  /s/ John J. Hastings
    ------------------                       ---------------------------
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