Form 10-K
period 1996-12-28
MIDDLEBY CORP
filed 1997-03-28
CIK 769520

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                   For the Fiscal Year Ended December 28, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 .

                           Commission File No. 1-9973

                            THE MIDDLEBY CORPORATION
                            ------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                                 36-3352497
                --------                                 ----------
(State or other jurisdiction of incorporation    (IRS Employer Identification
          or organization)                                 Number)

1400 Toastmaster Drive, Elgin, Illinois                   60120
---------------------------------------                   -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 14, 1997 was approximately $29,025,000. The number of shares outstanding of the Registrant's class of common stock, as of March 14, 1997, was 8,470,938 shares.

                       Documents Incorporated by Reference
                       -----------------------------------
Part III of Form 10-K incorporates by reference the Company's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 1997 annual meeting of stockholders.

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                                DECEMBER 28, 1996
                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
                                    PART I
                                                                          Page

Item 1.    Business......................................................... 1

Item 2.    Properties....................................................... 7

Item 3.    Legal Proceedings................................................ 8

Item 4.    Submission of Matters to a Vote of Security Holders.............. 8

Item 4A.   Executive Officers of the Registrant............................. 8

                                     PART II

Item 5     Market for Registrant's Common Equity and
                Related Stockholder Matters................................. 9

Item 6.    Selected Financial Data..........................................10

Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................11

Item 8.    Financial Statements and Supplementary Data......................14

Item 9.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.........................37

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant...............37

Item 11.   Executive Compensation...........................................37

Item 12.   Security Ownership of Certain Beneficial Owners
                and Management..............................................37

Item 13.   Certain Relationships and Related Transactions...................37

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K................................................37

                                     PART 1

Item 1. Business
----------------

General
-------

The Middleby Corporation ("Middleby" or the "Company"), through its operating subsidiary Middleby Marshall Inc. ("Middleby Marshall") and Middleby Marshall's subsidiaries and their operating divisions, is engaged in the design, manufacture and sale of commercial and institutional foodservice equipment. The Company designs, develops, manufactures and markets a broad line of equipment used for the cooking and preparation of food for commercial and institutional kitchens and restaurants throughout the world.

On January 23, 1997, the Company sold substantially all of the assets of its Victory Refrigeration Company ("Victory") subsidiary to an investor group led by local management at Victory. Proceeds from the sale, as well as from the sale and leaseback of the Victory facility to an unrelated third party which was completed on December 27, 1996, were expected to amount to $11.8 million, less amounts for retained liabilities and transaction costs aggregating $2.6 million. The net proceeds, which were used to reduce debt, are subject to post closing adjustments. The following discussion of the Company excludes Victory.

Principal Products and Operating Divisions
------------------------------------------

The Company's operations are conducted principally through two domestic and two international business units. Each of the business units operates independently of the others with its own management, marketing, manufacturing and product development capabilities. The business unit Presidents or General Managers report to the Company's President and Chief Executive Officer, and the Company's corporate staff performs cash management, capital expenditure authorization, financial reporting, planning, corporate accounting, and certain other marketing, service and operations management, and administrative functions.

         Middleby Cooking Systems Group, Elgin, IL
         -------------------------------

The principal product lines manufactured at this operating division are Middleby Marshall-Registered Trademark- conveyor ovens, CTX-Registered Trademark- infrared ovens, Toastmaster-Registered Trademark- counterline cooking and warming equipment, and Titan-Registered Trademark- mixers. The Middleby Marshall and CTX products and the Toastmaster and Titan products are handled through two distinct independent sales and marketing divisions within the Cooking Systems Group.

Middleby Marshall is one of the leading producers of conveyor cooking equipment in the world. Its conveyor ovens utilize a patented process, "Jet-Sweep"-TM- air impingement, that forces heated air at high velocities through a system of nozzles above and below the food product which is placed on a moving conveyor belt. This process achieves faster baking times and greater consistency of bake than conventional ovens. As a manufacturer of baking and cooking equipment since 1888, Middleby Marshall is renowned for quality and durability. Its ovens are used by the majority of major global and domestic pizza chains and other restaurants and institutions.

The CTX line of conveyor ovens utilizes patented infrared cooking and precision control technology.

Toastmaster commercial electric cooking and warming equipment includes toasters, hot food servers, foodwarmers, griddles, fryers, convection ovens and ranges. Toastmaster products feature energy saving and food safety technologies such as that offered in the Accumiser-TM- griddle. As a long-term supplier to major restaurant chains, Toastmaster has developed the capabilities to provide customized equipment for a chain's particular needs. An example is the development of a conveyor toaster for a major quick service chain, resulting in improved operating efficiencies and less food waste. Toastmaster also has distribution arrangements with a European manufacturer of rotisserie cooking and merchandising display equipment. In 1996, Toastmaster entered into another arrangement with the same European manufacturer to distribute the RoFry-Registered Trademark- oil-less fryer on an exclusive basis in North and South America and on a non-exclusive basis in certain other areas of the world. The RoFry trademark is owned by its European manufacturer.

The Company also has a distribution agreement with a European manufacturer to distribute Rational Combi-Steamers in North America.

The Company does not produce consumer products under the Toastmaster-Registered Trademark- name, as the rights to the Toastmaster brand name for consumer markets are owned by an unaffiliated company, Toastmaster, Inc.

         Southbend,  Fuquay-Varina, NC
         ----------
Southbend-Registered Trademark- designs, manufactures and markets core cooking equipment specified for use by the professional chef, as well as standardized equipment for general use in restaurants and institutions. Principal products are heavy duty gas ranges, convection ovens, broilers, fryers and griddles. Southbend also offers a broad line of steam cooking equipment under the SteamMaster-Registered Trademark- name, some of which it produces and some of which is produced for it by other manufacturers.

         Asbury Associates, Inc.,  Miramar, FL
         ------------------------

Asbury Associates ("Asbury") is an export management and distribution company engaged in the representation and distribution of foodservice equipment. Asbury sells the Company's product lines and certain non-competing product lines of other American and European manufacturers throughout the world (except for Canada, where the Company has a distribution company division under the name of Escan). Asbury is headquartered in Miramar, Florida with Asian sales and administrative operations based in Manila, the Philippines. Asbury has sales offices in Bilbao, Spain; Paris, France; Taipei, Taiwan; Shanghai, China; Tokyo, Japan; Jakarta, Indonesia; Jeddah, Saudi Arabia; Mexico City, Mexico; and Sao Paulo, Brazil. The Company acquired a majority interest in Asbury in April, 1990, which was increased to 80% in 1991. Asbury has established three additional business units: ICES, a foodservice equipment dealer in the Philippines, Asbury S.L., a foodservice equipment distributor in Spain and France, and Asbury Taiwan Co. Ltd., a foodservice equipment distributor in Taiwan. Distribution companies in Mexico, Japan and Korea are expected to be established in 1997.

Asbury has the ability to offer customers a complete package of equipment, delivered and installed in over 100 countries throughout the world. For a local country distributor or dealer, Asbury provides centralized sourcing of a broad line of American and European equipment with complete export management services, including export documentation, freight forwarding, equipment warehousing and consolidation, installation, warranty service and parts support.

         Middleby Philippines Corporation,  the Philippines
         ---------------------------------
Middleby Philippines Corporation ("MPC") was incorporated in 1995 as part of a major expansion of the Company's manufacturing capabilities in the Philippines. The Company owns 80% of MPC, with the remaining 20% being owned by local management. Its operations were moved in April, 1996 into a newly constructed 54,000 square foot facility outside of Manila. At that facility, MPC designs, engineers, fabricates and installs semi-custom kitchen equipment units used primarily in conjunction with standard equipment manufactured in the United States to make a complete kitchen installation. This operation also manufactures certain kitchen equipment for sale in Asian markets. MPC's customers are primarily Asian operations of major foodservice chains and hotels.

MPC's predecessor, Fab-Asia, Inc. ("Fab-Asia"), was formed in 1991 at which time the Company acquired a majority interest. The Company increased its ownership interest in MPC to 80% in 1994. The operating assets of Fab-Asia were transferred to MPC on January 1, 1996.


The Market and Customers
------------------------

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

The foodservice equipment market generally has grown in response to the primary growth factors of the foodservice industry noted above. However, large foodservice chains generally have a greater influence on the equipment market as a result of new store openings, remodeling and upgrade programs and equipment purchases to support new menu items. According to published industry sources, the foodservice equipment market in the U.S. increased 6.2% to $6.21 billion in 1996 and is expected to grow by 6.6% in 1997. The industry's top 50 specifying chain giants, per a leading publication, grew by an even larger percentage during 1996 led by new construction and nontraditional site development.

The United States has had only moderate growth in the foodservice equipment market since the economic downturn of 1991-1992. The international foodservice equipment market, however, has grown more substantially. The Company believes that the ability to support the domestic and international growth of foodservice and hotel chains through worldwide sales and service networks will be a key element in establishing its market position.

International sales accounted for approximately 37% of total sales in fiscal 1996, 36% of total sales in fiscal 1995 and 35% of total sales in fiscal 1994. No customer accounted for more than 10% of sales in fiscal 1996, 1995 or 1994.

The backlog of orders was $15,017,000 at December 28, 1996, all of which is expected to be filled during 1997. The Company's backlog was $11,253,000 at December 30, 1995. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of the Company's products.


Marketing and Distribution
--------------------------

Each of the Company's business units is responsible for the marketing of its products, under the direction of the unit's President or General Manager, Sales Manager and supporting personnel. Each business unit manages its own sales, promotion and marketing programs with coordination and support from corporate sales and marketing functions.

The Company's marketing strategy is conducted through each of the principal distribution channels to reach the worldwide foodservice market. These are: direct sales to the major foodservice chains; sales to foodservice equipment dealers for distribution to the broader foodservice market; sales through consultant-specifiers representing large project equipment installations; and international sales primarily through the Asbury distribution organization. The Company's relationships with major national restaurant chains is primarily handled through an integrated effort of top-level executive and sales management at the corporate and division level to best service the customers' needs. Management believes that its extensive capabilities in engineering, manufacturing, field service and technical sales support enables the Company to respond effectively to a chain's requirements.

There is a broad base of non-exclusive foodservice equipment dealers in the U.S. serving the independent end-users. The Company's products are marketed through a combined network of approximately 2,000 foodservice equipment dealers, who in turn are supported by over 300 manufacturers' marketing representatives. International sales are primarily made through Asbury's distribution network to larger end-users and to independent local country distributors and dealers. The Company's products are serviced by independent service agencies, and supported through a factory training and certification program for technicians.


Competition
-----------

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

In the international markets, the Company competes with U.S. manufacturers and numerous local competitors. Management believes the Company's international export management and distribution capabilities uniquely position it to provide value-added services to the U.S. and international based chains, as well as to local country distributors offering a complete line of kitchen equipment.

The Company believes it is among the largest multiple-line manufacturers of foodservice equipment, both in the United States and worldwide, though some of its competitors are units of operations which are larger than the Company and possess greater financial and personnel resources. Among the Company's major domestic competitors are Welbilt Corporation (a subsidiary of Berisford International plc), Specialty Equipment Companies, Inc., G.S. Blodgett Corp., and Hobart and Vulcan Hart (which are both units of Premark International, Inc.).

Sources of Supply
-----------------

The Company purchases its raw materials and component parts from a number of suppliers. The majority of the Company's material purchases are standard commodity-type materials, such as stainless steel, electrical components, hardware and various components. Such materials and parts generally are available in adequate quantities from numerous suppliers. Some component parts are obtained from sole sources of supply for reasons the Company deems advantageous. In such instances, management believes it can substitute other suppliers as it may require. The majority of the required fabrication is done internally through the use of automated equipment. Certain equipment and accessories are manufactured by other suppliers for sale by the Company. The Company believes it enjoys good relationships with its suppliers and considers the present sources of supply to be adequate for its present and anticipated future requirements.


Licenses, Patents, and Trademarks
---------------------------------

Middleby Marshall has an exclusive license from Patentsmith II, Inc. to manufacture, use and sell in the United States Jetsweep(TM) air impingement type ovens for commercial food applications in which the interior length or width of a rectangular cooking area, or in which the diameter of a circular cooking area, equals or exceeds 36 inches. The Patentsmith II license covers numerous patents, some of which extend beyond the year 2000. Middleby Marshall also holds an exclusive sublicense from Lincoln Foodservice Products, Inc., a division of Welbilt Corporation, to manufacture, use and sell throughout the world, other than the United States and Japan, impingement type ovens of the above-described dimensions for commercial food applications. This sublicense covers the foreign analogues of the patents covered by the Patentsmith II license and grants Middleby Marshall rights of first refusal for a similar sublicense in Japan. The Patentsmith II license and the Lincoln sublicense expire upon the expiration of the last patented improvement covered by the license. While the loss of the Patentsmith II license would have an adverse effect on the Company, management believes it is capable of designing, manufacturing and selling similar equipment, although not as technologically advanced. Lincoln and Fuji Chubo Setsubi Company, Ltd. are the only other foodservice equipment manufacturers licensed under the Patentsmith II patents.

The Company holds numerous patents covering technology and applications related to various products, equipment and systems. Management believes the expiration of any one of these patents would not have a material adverse effect on the overall operations or profitability of the Company.

The Company owns numerous trademarks and trade names; among them, Middleby Marshall-Registered Trademark-, CTX-Registered Trademark-, Southbend-Registered Trademark-, SteamMaster-Registered Trademark-, Toastmaster-Registered Trademark- and Titan-Registered Trademark- are registered in the U.S. Patent and Trademark Office and in various foreign countries.

Employees
---------

As of December 28, 1996, the Company employed 965 persons. Of this amount, approximately 325 were management, administrative, sales, engineering and supervisory personnel; approximately 386 were hourly production non-union workers; and approximately 254 were hourly production union members. Included in these totals were 315 individuals employed outside of the United States, of which 97 were management, sales, administrative and engineering personnel, and 218 were hourly production non-union workers. The Company's Elgin, Illinois facility has a union contract with the International Brotherhood of Teamsters. The current three year contract expires on May 1, 1997. It is management's opinion that the relationships between its employees, union and management are good.

Item 2. Properties
------------------

The Company's  principal  executive  offices are located in the Elgin,  Illinois manufacturing facility. The Company's property, plant and equipment are encumbered pursuant to its current credit agreements. (See Note 4 of the Notes to Consolidated Financial Statements.)

The principal properties of the Company are listed below:

                                                                 Building
Division and               Principal             Square           Owned/
  Location                 Function              Footage          Leased
  --------                 --------              -------          ------

Middleby Cooking           Manufacturing         207,000          Owned
     Systems Group         Warehousing and
     Elgin, Illinois       Offices

Southbend                  Manufacturing,        131,000          Owned
     Fuquay-Varina,        Warehousing and
     North Carolina        Offices

Asbury Assoc., Inc.        Offices and            18,000          Leased(a)
     Miramar, Florida      Warehousing

Middleby Philippines       Manufacturing and      54,000          Owned
     Corporation           Warehousing
      Laguna, the
      Philippines

Note:

     (a) Lease expires October 2002, with payments of approximately $12,000 per month.

At various other locations the Company leases small amounts of office space for administrative and sales functions, and in certain instances limited short-term inventory storage; these principal locations are in Manila, the Philippines; Bilbao, Spain; Paris, France; Taipei, Taiwan; Shanghai, China; Tokyo, Japan; Jakarta, Indonesia; Jeddah, Saudi Arabia; Mexico City, Mexico; Sao Paulo,
Brazil and Toronto, Canada.

Management believes that all of these facilities are adequate for the operation of the Company's business as presently conducted.

Item 3. Legal Proceedings
-------------------------

The Company is routinely involved in litigation incidental to its business, including product liability actions which are generally covered by insurance. Such routine claims are being vigorously contested and management does not believe that the outcome of any such litigation will have a material adverse effect upon the financial condition of the Company.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the security holders in the fourth quarter of the year ended December 28, 1996.


Item 4A. Executive Officers of the Registrant
---------------------------------------------

                                          Principal Occupation and
                                          Principal Position and
                Name             Age      Office with the Company
                ----             ---      -----------------------

         William F. Whitman, Jr.  57      Chairman of the Board of
                                          the Company and Middleby Marshall

         David P. Riley           50      President and Chief Executive
                                          Officer of the Company and
                                          Middleby Marshall

         John J. Hastings         41      Executive Vice President, Chief
                                          Financial Officer, Secretary and
                                          Treasurer

The officers of the Company are elected annually by the Board of Directors, hold office until their successors are chosen and qualify, and may be removed by the Board of Directors at any time, at a duly convened meeting of the Board of Directors or by written consent. The Company has employment agreements with Messrs. Whitman and Riley. Laura B. Whitman, a director of the Company, is the daughter of Mr. Whitman.

                                     PART II


Item 5. Market for Registrant's Common Equity and
-------------------------------------------------
        Related Stockholder Matters
        ---------------------------

On November 28, 1995, the Company's common stock became listed on the NASDAQ National Market under the symbol "MIDD". Prior to that date, the Company's stock was listed on the American Stock Exchange under the symbol "MBY". Set forth below for the calendar quarters indicated are the high and low closing prices.

                             1996                   1995
                      -----------------        -------------
                      High          Low        High      Low
                      ----          ---        ----      ---

     1st Quarter     8-5/8          7          6-3/4     3-7/8
     2nd Quarter     13-15/16       7-3/8      8-3/4     5-1/4
     3rd Quarter     8              5-3/4      8-1/8     5-3/8
     4th Quarter     6-3/4          4-3/4      9-3/4     5-3/8

As of December 28, 1996, the Company estimates there were approximately 2,500 beneficial owners of the Company's common stock.

The Company has not paid a dividend since 1991. Its current financing agreements preclude payment of dividends for the foreseeable future.

During the fiscal year ended December 28, 1996, the Company issued an aggregate of 74,500 shares of the Company's common stock to current and former employees and directors, pursuant to the exercise of stock options, for an aggregate consideration of $179,000. Such options were granted under the Company's Amended and Restated 1989 Stock Incentive Plan, or outside of any plan, and had exercise prices ranging between a maximum of $4.38 and a minimum of $1.25. The issuance of such shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions by an issuer not involving a public offering.

                                     PART II

Item 6. Selected Financial Data
-------------------------------

                                           Restated  Restated   Restated    Restated
                                   1996      1995      1994       1993        1992
                                   ----      ----      ----       ----        ----
                                         (In thousands except per share amounts)
Net sales.....................  $124,765   $106,348   $94,158    $85,789     $90,415
Income from
     operations...............     8,677      6,896     6,593       (246)      3,814
Earnings (loss)
     before taxes.............     4,472      2,605     2,849     14,682        (950)
Earnings (loss) from
     continuing operations....  $  3,083   $  2,745   $ 2,235    $14,441     $(1,281)
                                  ======     ======    ======    =======     =======

Per  common share from
   continuing operations:

     Primary earnings
          (loss)..............  $    .35   $    .31   $   .26    $  1.72     $  (.15)
     Fully diluted
          earnings (loss).....       .35        .31       .26       1.72        (.15)
Cash dividends................        -          -         -          -           -


At year-end:
     Total assets.............   $85,968    $85,231   $76,700    $73,394     $76,148
     Total debt...............    41,268     43,028    44,472     47,401      59,545
     Shareholders'
          equity..............   $22,450    $21,758   $14,657    $10,100     $(3,823)
                                 =======    =======   =======    =======     =======


Notes:

     (1) Results relating to the Company's former Seco Division are included for the period until its sale on August 21, 1992.

     (2) The above selected financial data excludes the Victory Refrigeration Company which has been accounted for as a discontinued operation (see
          Note 3 to the Financial Statements).

     (3)  Certain  amounts  in  the  prior  years'   financial  data  have  been
          reclassified to be consistent with the fiscal 1996 presentation.

Item 7. Management's  Discussion and Analysis of Financial
----------------------------------------------------------
        Condition and Results of Operations
        -----------------------------------


Informational Note
------------------

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


Results of Operations
---------------------

                           Fiscal 1996 vs. Fiscal 1995
                           ---------------------------

Net sales  increased  $18,417,000  or 17.3% to  $124,765,000  in fiscal  1996 as compared to $106,348,000 in fiscal 1995. Net sales for the Company's domestic cooking and warming equipment manufacturing divisions increased 11.8% in 1996 compared to 1995. Domestic sales increased 15.8% in 1996 compared to 1995. International sales increased 20.0% in 1996 as compared to 1995, primarily from increased sales of distributed products. International sales represented 37.0% of total sales in 1996 as compared to 36.2% in 1995. The continued strong growth in international sales is attributable to the Company's continued strategy of expanding its sales and distribution presence in overseas markets.

Gross margin increased $4,928,000 or 15.2% to $37,435,000 in fiscal 1996 as compared to $32,507,000 in fiscal 1995. As a percent to sales, gross margin declined slightly to 30.0% in 1996 as compared to 30.6% in 1995. The decline in gross margin percentage is attributable to the Company's direct service program which was initiated at the end of 1995 and terminated during the fourth quarter of 1996, and to start-up costs associated with the Company's Philippines manufacturing facility.

Selling, distribution, general and administrative expenses increased $4,047,000 or 16.4% to $28,758,000 in fiscal 1996 from $24,711,000 in fiscal 1995. As a percent of sales, expenses decreased slightly to 23.0% from 23.2% in 1995. The increased expenses were largely due to the increased sales, additional support for the Company's expanding international operations and costs associated with dealer promotional programs.

Income from operations increased $1,781,000 or 25.8% to $8,677,000 in fiscal 1996 as compared to $6,896,000 in fiscal 1995. The improvement in income from operations is primarily due to increased sales.

Interest expense and deferred financing amortization increased $24,000 or 0.6% to $4,351,000 in fiscal 1996 compared to $4,327,000 in fiscal 1995. Stable interest rates and average outstanding balances contributed to the consistent expense amount.

The Company recorded a net tax provision of $1,389,000 in 1996 compared to a net tax benefit of $140,000 in 1995. The tax provision includes a benefit of $865,000 related to the utilization of tax loss carry-forwards as compared to a benefit of $1,710,000 in 1995 associated with NOL utilization and valuation allowance reductions.

The Company recorded earnings from continuing operations of $3,083,000 in 1996, as compared to $2,745,000 in 1995. Net earnings were $473,000 in 1996, as compared to $3,164,000 in 1995.


                           Fiscal 1995 vs. Fiscal 1994
                           ---------------------------

Net sales increased $12,190,000 or 12.9% to $106,348,000 compared to $94,158,000 in fiscal 1994. Several new products contributed to the gain, including Toastmaster's new conveyor toaster for a large international fast-food chain and Middleby Marshall's extra wide belt conveyor oven introduced in late 1994. The Company's international sales increased 15.9% over 1994 and represented 36.2% of total sales, evidencing the tremendous demand for foodservice equipment in global markets, particularly in the emerging markets of the world where major U.S. restaurant chains are quickly developing their concepts.

The Company improved gross margins as a percent of net sales to 30.6.% in 1995 as compared to 30.3% in 1994. This increase resulted from increased sales volumes, improved operating efficiencies and improved margins on products distributed internationally.

Selling, distribution, general and administrative expenses increased $2,740,000 or 12.5% to $24,711,000 compared to $21,971,000 in fiscal 1994.
As a percent of net sales, expenses decreased slightly to 23.2% in fiscal 1995 from 23.3% in fiscal 1994. The increase in expenses is attributable to expenses associated with a new line of combi-steamers the Company began distributing in January, 1995, start-up expenses for a new direct service program which began operation in the fourth quarter of 1995, increased promotional expenses and higher commissions due to increased sales.

Income from operations, including a $900,000 provision for the discontinuance of a product line discussed in Note 6 to the Consolidated Financial Statements, increased $303,000 or 4.6%, to $6,896,000 in 1995 as compared to $6,593,000 in
1994. Excluding the $900,000 provision, income from operations increased $1,203,000 or 18.2%. The improvement in income from operations is primarily due to increased sales and margin improvement.

Interest expense and deferred financing amortization increased $1,065,000 or 32.6% to $4,327,000 in 1995 as compared to $3,262,000 in 1994, primarily from higher interest rates and deferred financing costs associated with the Company's January 10, 1995 refinancing.

The Company recorded a net tax benefit of $140,000. The tax benefit includes a credit of $1,710,000 resulting from utilization of NOL carryforwards and the reduction of tax valuation allowances. The reduction in the valuation allowance reflected management's increased confidence in the future utilization of the Company's net operating loss carry-forwards.

The Company recorded earnings from continuing operations of $2,745,000 in 1995, as compared to $2,235,000 in 1994. Net earnings were $3,164,000 in 1995, as compared to $2,740,000 in 1994.


Financial Condition and Liquidity
---------------------------------

Cash flow provided from operations before balance sheet changes, including the utilization of net operating tax loss carry-forwards, was $3,323,000 in fiscal 1996 compared to $6,051,000 in fiscal 1995. Changes in current assets and liabilities of continuing operations resulted in cash usage of $6,829,000 in fiscal 1996 and cash provided of $1,499,000 in fiscal 1995. Additions to property, plant and equipment amounted to $2,966,000 and $2,728,000 in fiscal 1996 and 1995, respectively.

The Company's total long-term debt, including current maturities, decreased during fiscal 1996 by $1,760,000 to $41,268,000 at fiscal year end. This decrease was largely due to proceeds received from the sale and leaseback of the Victory facility in December 1996, offset in part by expenditures associated with the opening of the new Middleby Philippines Corporation facility during the first half of the year. Long-term debt, including current maturities, as a percentage of total capitalization was 64.8% at December 28, 1996 and 66.4% at December 30, 1995.

On January 10, 1995, the Company's subsidiaries consummated a $57,500,000 financing package to replace existing bank debt of $44,000,000 and provide working capital for future growth. The financing includes a $42,500,000 senior secured credit facility from a group of lenders led by an affiliate of a major international bank and a $15,000,000 senior secured note placement with a major insurance company. The credit facility includes a $15,000,000 five-year term loan, a $25,000,000 revolving credit line and a $2,500,000 capital expenditure facility renewable annually. The senior secured notes have an eight-year term with payments beginning in the sixth year and bear interest at 10.99%. There was $23,650,000 available to borrow under the revolving credit facility, of which $14,575,000 was outstanding at December 28, 1996. The outstanding term loan balance was $8,362,000 at December 28, 1996.

Management believes the Company has sufficient financial resources available to meet its anticipated requirements for funds for operations in the current fiscal year and can satisfy the obligations under its credit and note agreements.


Item 8. Financial Statements and Supplementary Data
---------------------------------------------------
                                                                  Page

Report of Independent Public Accountants.........................  15
Consolidated Balance Sheets......................................  16
Consolidated Statements of Earnings..............................  17
Consolidated Statements of Changes in Shareholders' Equity.......  18
Consolidated Statements of Cash Flows............................  19
Notes to Consolidated Financial Statements.......................  21

The following consolidated financial statement schedule is included in response to Item 14(d).

Schedule II - Valuation and Qualifying Accounts and Reserves.....  36

All other schedules for which provision is made to applicable regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Shareholders and Board of Directors
            of The Middleby Corporation


     We have audited the accompanying consolidated balance sheets of THE MIDDLEBY CORPORATION (a Delaware corporation) and Subsidiaries as of
December 28, 1996, and December 30, 1995, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Middleby Corporation and Subsidiaries as of December 28, 1996, and December 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The data on Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                           Arthur Andersen LLP

Chicago, Illinois
February 17, 1997

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 28, 1996 AND DECEMBER 30, 1995
                     ---------------------------------------
                    (In Thousands, Except Per Share Amounts)


                                                                            Restated
ASSETS                                                        1996            1995
------                                                        ----            ----
Current Assets:
     Cash and cash equivalents............................  $ 1,410         $   972
     Accounts receivable, net.............................   19,859          14,058
     Inventories, net.....................................   20,956          18,320
     Prepaid expenses and other...........................      939             879
     Net assets of discontinued operations................    4,082          12,803
     Current deferred taxes...............................    2,086           2,086
                                                              -----           -----
          Total Current Assets............................   49,332          49,118
Property, Plant and Equipment, net........................   18,843          17,305
Excess Purchase Price Over Net Assets Acquired, net.......   13,339          13,796
Deferred Taxes............................................    2,950           2,930
Other Assets..............................................    1,504           2,082
                                                              -----           -----
          Total Assets....................................  $85,968         $85,231
                                                            =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt.................  $ 3,916         $ 1,710
     Accounts payable.....................................   10,369          10,587
     Accrued expenses.....................................   10,001           8,075
                                                             ------           -----
          Total Current Liabilities.......................   24,286          20,372
Long-Term Debt............................................   37,352          41,318
Minority Interest and Other Non-current Liabilities.......    1,880           1,783
Shareholders' Equity:
     Preferred stock, $.01 par value;
          none issued.....................................      -               -
     Common stock, $.01 par value;
          8,468,000 and 8,388,000 shares issued
          and outstanding in 1996 and 1995,
          respectively....................................       85              84
     Paid-in capital......................................   28,108          27,934
     Cumulative translation adjustment....................     (184)           (228)
     Accumulated deficit..................................   (5,559)         (6,032)
                                                             ------          ------
          Total Shareholders' Equity......................   22,450          21,758
                                                             ------          ------
          Total Liabilities and Shareholders' Equity......  $85,968         $85,231
                                                            =======         =======

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                       CONSOLIDATED STATEMENTS OF EARNINGS
         FOR THE FISCAL YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995
                              AND DECEMBER 31, 1994
                              ---------------------
                    (In Thousands, Except Per Share Amounts)

                                                                Restated    Restated
                                                      1996        1995        1994
                                                      ----        ----        ----
Net Sales......................................     $124,765    $106,348    $ 94,158

Cost of Sales..................................       87,330      73,841      65,594
                                                      ------      ------      ------

          Gross Margin.........................       37,435      32,507      28,564

Selling and Distribution Expenses..............       18,319      15,385      13,398
General and Administrative Expenses............       10,439       9,326       8,573
Provision for Product Line Discontinuance......            -         900           -
                                                      ------         ---      ------

          Income from Operations...............        8,677       6,896       6,593

Interest Expense and Deferred
     Financing Amortization....................        4,351       4,327       3,262
Other (Income) Expense, net....................         (146)        (36)        482
                                                        ----         ---         ---
          Earnings Before Income Taxes.........        4,472       2,605       2,849

Provision (Benefit) for Income Taxes...........        1,389        (140)        614

          Earnings from Continuing Operations..        3,083       2,745       2,235

Discontinued Operations, Net of Income Tax:

     (Loss) Earnings from Discontinued
           Operations..........................         (744)        419         505
     Loss on Disposal Including Operating
           Losses During the Phase Out Period..       (1,866)          -           -
                                                      ------      ------      ------

          Net Earnings.........................     $    473    $  3,164    $  2,740
                                                    ========    ========    ========

Net Earnings (Loss) Per Common Share:

          Continuing Operations................     $    .35    $    .31    $    .26
          Discontinued Operations..............         (.30)        .05         .06
                                                        ----         ---         ---

          Net Earnings Per Common Share........     $    .05    $    .36    $    .32
                                                    ========    ========    ========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
         FOR THE FISCAL YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995
                              AND DECEMBER 31, 1994
                              ---------------------
                                 (In Thousands)

                                       Common       Paid-in    Accumulated
                                       Stock        Capital      Deficit        CTA         Total
                                       -----        -------      -------        ---         -----
BALANCE,
     January 1,1994 (Restated)......     $83        $22,207      $(11,936)     $(254)      $10,100
                                         ---        -------      --------      -----       -------
     Net Earnings...................       -              -         2,740          -         2,740
     NOL Utilization and Change in
          Tax Asset Valuation
          Allowance.................       -          1,924             -          -         1,924
     Exercise of Employee
          Stock Options.............       -             23             -          -            23
     Change in Cumulative
          Translation Adjustment....       -              -             -       (130)         (130)
BALANCE,
     December 31, 1994 (Restated)...     $83        $24,154       $(9,196)     $(384)      $14,657
                                         ---        -------       --------     -----       -------
     Net Earnings...................       -              -         3,164          -         3,164
     NOL Utilization and Change in
          Tax Asset Valuation
          Allowance.................       -          3,409             -          -         3,409
     Exercise of Employee
          Stock Options.............       1            121             -          -           122
     Issuance of Deferred
          Warrant...................       -            250             -          -           250
     Change in Cumulative
          Translation Adjustment....       -              -             -        156           156
BALANCE,
     December 30, 1995 (Restated)...     $84        $27,934       $(6,032)     $(228)      $21,758
                                         ---        -------       -------      -----       =======
     Net Earnings...................       -              -           473          -           473
     Exercise of Employee
          Stock Options.............       1            174             -          -           175
     Change in Cumulative
          Translation Adjustment....       -              -             -         44            44
BALANCE
     December 28, 1996..............     $85        $28,108       $(5,559)     $(184)      $22,450
                                         ===        =======       ========     ======      =======


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE FISCAL YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995
                              AND DECEMBER 31, 1994
                              ---------------------
                                 (In Thousands)


                                                                Restated     Restated
                                                      1996        1995         1994
                                                      ----        ----         ----
Cash Flows From Operating
     Activities -
     Net Earnings.................................  $   473      $ 3,164     $ 2,740
     Adjustments to reconcile net
          earnings to net cash provided by
           continuing operating activities-
          Depreciation and
               amortization.......................    2,752        3,024       2,107
          Utilization of N.O.L.'s.................       98         (137)        601
          Discontinued Operations.................    2,610         (419)       (505)

          Cash effects of changes in -
               Accounts receivable................   (5,801)         862      (2,782)
               Inventories........................   (2,636)      (3,147)        812
               Prepaid expenses and
                    other assets..................      (99)         911          28
               Accounts payable...................     (218)       3,071        (785)
               Accrued expenses and
                    other liabilities.............    1,925         (198)      2,463
                                                      -----         -----      -----

     Net Cash (Used in) Provided by
          Continuing Operating Activities.........     (896)       7,131       4,679
     Net Cash Provided by (Used in)
          Discontinued Operating Activities.......    1,311       (2,268)        408
     Net Cash Provided by Operating
          Activities..............................      415        4,863       5,087
                                                        ---        -----       -----

Cash Flows From Investing
     Activities -
     Additions to property and
          equipment...............................  $(2,966)     $(2,728)    $(1,922)
     Proceeds from Sale and Leaseback
          of Discontinued Operations.............     4,800            -           -
     Net cash received from
          sale of investment......................        -        1,337           -
                                                     ------        -----      ------

     Net Cash Provided by (Used in)
          Investing Activities....................    1,834       (1,391)     (1,922)
                                                     -------      -------     -------

                   THE MIDDLEBY CORPORATION AND SDUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE FISCAL YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995
                              AND DECEMBER 31, 1994
                              ---------------------

                                 (In Thousands)
                                   (Continued)

                                                                Restated     Restated
                                                       1996       1995         1994
                                                       ----       ----         ----
Cash Flows From Financing
     Activities -
     Proceeds from senior
          secured note............................  $     -     $ 15,000    $     -
     Proceeds from credit facility................        -       31,000          -
     Extinguishment of bank debt..................        -      (44,055)         -
     Reduction in revolving credit
          line, net...............................     (425)      (1,000)    (3,366)
     Reduction in term loans......................   (3,597)      (2,932)       (20)
     Proceeds from foreign bank debt..............    2,233        1,200          -
     Cost of financing activities.................        -       (1,726)         -
     Other financing activities, net..............      (22)        (640)       457
                                                         --         ----        ---

     Net Cash Used in
          Financing Activities....................   (1,811)      (3,153)    (2,929)
                                                     -------      ------     ------

     Changes in Cash and Cash Equivalents -
          Net increase in cash
               and cash equivalents...............  $   438     $    319    $   236
          Cash and cash equivalents
               at beginning of year...............      972          653        417
                                                        ---          ---        ---

          Cash and Cash Equivalents
               at end of year.....................  $ 1,410     $    972    $   653
                                                    =======     ========    =======



           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  NATURE OF OPERATIONS

     The Middleby Corporation (the "Company") is engaged in the design, manufacture and sale of commercial and institutional foodservice equipment. Its major lines of products consist of conveyor ovens, toasters, counter-top cooking and warming equipment, heavy duty gas ovens, convection ovens, broilers, steamers and semi-custom fabrication units. The Company manufactures and assembles most of this equipment at two factories in the United States and one operation in the Philippines. The Company conducts its business principally through two domestic and two international business units. Each unit operates primarily on a decentralized basis.

     The Company's products are sold primarily to independent dealers and distributors and are marketed primarily through the Company's sales personnel and network of independent manufacturers' representatives. End user customers include quick service restaurant chains, general full service restaurants, cafeterias, hotels, resorts, supermarkets, convenience stores and certain healthcare, educational and correctional institutions. Included in these customers are several large multi-national restaurant chains which account for a significant portion of the company's business, although no single customer accounts for more than 10% of net sales.

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

     The Company's fiscal year ends on the Saturday nearest December 31. Fiscal years 1996, 1995 and 1994 ended on December 28, 1996, December 30, 1995 and December 31, 1994, respectively, and each included 52 weeks.

     (b)  Accounts Receivable

     Accounts receivable, as shown in the consolidated balance sheets, is net of allowances for doubtful accounts of $495,000 and $413,000 at December 28, 1996 and December 30, 1995, respectively.

     (c)  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined utilizing the first-in-first-out (FIFO) inventory method. Inventories, as of December 28, 1996 and December 30, 1995, are as follows:

                                                 (In Thousands)
                                                1996        1995
                                                ----        ----

          Raw materials and parts.........    $ 6,492      $ 6,338
          Work in process.................      4,621        4,652
          Finished goods..................      9,843        7,330
                                                -----        -----
                                              $20,956      $18,320
                                              =======      =======

     The amounts shown above are net of inventory reserves of $946,000 and $1,016,000 as of December 28, 1996 and December 30, 1995, respectively.

     (d)  Property, Plant and Equipment

     Property, plant and equipment are carried at cost as follows:

                                                    (In Thousands)
                                                1996             1995
                                                ----             ----

                  Land and improvements...... $ 3,322          $ 3,293
                  Building and improvements..  11,012           10,206
                  Machinery and equipment....  16,250           14,516
                                               ------           ------
                                              $30,584          $28,015

                  Less accumulated
                       depreciation.......... (11,741)         (10,710)
                                              --------         --------

                  Property, Plant and
                       Equipment, net........ $18,843          $17,305
                                              =======          =======

     Depreciation is provided for financial statement purposes using the straight-line method and amounted to $1,594,000, $1,543,000 and $1,547,000 in fiscal 1996, 1995 and 1994, respectively. Following is a summary of the estimated useful lives:

                          Description                      Life
                          -----------                      ----
                  Land improvements................       7 years
                  Building and improvements........       20 to 40 years
                  Machinery and equipment..........       3 to 10 years

     Expenditures which significantly extend useful lives are capitalized. Maintenance and repairs are charged to expense as incurred.

     (e)  Excess Purchase Price Over Net Assets Acquired

     The excess purchase price over net assets acquired is being amortized using a straight-line method over 40 years. Amounts presented are net of accumulated amortization of $4,216,000 in fiscal 1996 and $3,759,000 in fiscal 1995. The Company periodically evaluates the useful life and realizability of the excess purchase price over net assets acquired based on current events and circumstances. Impairments are measured utilizing an undiscounted forecasted income method pertaining to business units and are recorded at the time management deems an impairment has occurred.

     (f)  Intangible Assets

     Trademarks, patents, license agreements and other intangibles, included in other assets in the consolidated balance sheets, are being amortized on a straight-line basis over estimated useful lives ranging from 5 to 14 years. Net recorded intangible assets of $243,000 and $364,000 are presented net of accumulated amortization of $2,314,000 and $2,193,000 in fiscal 1996 and 1995, respectively.

     (g)  Accrued Expenses

     Accrued expenses consist of the following:

                                                       (In Thousands)
                                                    1996            1995
                                                    ----            ----
                  Accrued payroll and
                       related expenses....       $ 3,567          $3,200
                  Accrued commissions......         1,392           1,190
                  Accrued warranty.........         1,252             879
                  Other accrued expenses...         3,790           2,806
                                                    -----           -----
                                                  $10,001          $8,075
                                                  =======          ======

     (h)  Research and Development Costs

     Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $1,515,000, $1,438,000 and $1,295,000 in fiscal 1996, 1995 and 1994, respectively.

     (i)  Earnings Per Share

     Primary earnings per share is based upon the weighted average number of outstanding shares of common stock and common stock equivalents. The weighted average number of shares outstanding was 8,666,000, 8,678,000 and 8,434,000 shares for the fiscal years 1996, 1995 and 1994, respectively. Fully diluted earnings per common and common equivalent shares are not presented, since dilution is less than 3%.

     (j)  Consolidated Statements of Cash Flows

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents. Cash paid for interest was $4,397,000, $4,076,000 and $4,060,000 in fiscal 1996, 1995 and 1994, respectively. Cash payments totaling $256,000, $371,000 and $192,000 were made for income taxes during fiscal 1996, 1995 and 1994, respectively.

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

     (m)  Adoption of Accounting Standards

     In fiscal 1996, the Company adopted "SFAS 121: Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of" and "SFAS 123: Accounting for Stock-Based Compensation." The adoption of these accounting standards did not have a material impact on the financial statements.

     (n)  Restatements

     Sale of Discontinued Operations:

     The financial statements presented have been restated for all periods presented to exclude the Victory Refrigeration Company which has been accounted for as a discontinued operation (see Note 3 to the Financial Statements).

     Litigation Settlement Accounting:

     During 1996, the Company determined that a better technical interpretation of generally accepted accounting principles (GAAP) existed for its 1993 accounting for the proceeds from its legal settlement with Hussmann Corporation. The Securities and Exchange Commission (SEC) has concurred with this revised accounting treatment. The effect of this change was to record a greater gain from the settlement and restore certain assets related to the 1989 acquisition that were written-off in the original accounting for the settlement in 1993. This accounting has been reflected in the historical financial statements. The net effect on the 1993 balance sheet was to increase excess purchase price over net assets acquired and fixed assets by $6,930,000 and increase equity by $6,930,000. The effect on the statement of earnings was to increase non-cash amortization charges by $276,000 for each year since 1993.


(3)  DISCONTINUED OPERATION

     On January 23, 1997, the Company completed the sale of substantially all of the assets of its Victory Refrigeration Company ("Victory") subsidiary to an investor group led by local management at Victory. Gross proceeds from the sale are expected to amount to approximately $7,300,000, less amounts for retained liabilities and transaction costs aggregating approximately $2,600,000. The proceeds are subject to post-closing adjustments. The terms of the sale were the results of arms-length negotiations. This sale was announced on November 1, 1996, concluding the sale of all of the assets of Victory. The sale and leaseback of the Victory facility to an unrelated third party had previously been completed on December 27, 1996 for net proceeds of approximately $4,556,000. Proceeds from these transactions were used to pay down debt.

     The results of the Victory Refrigeration Company subsidiary have been reported separately as a discontinued operation in the consolidated financial statements for all periods presented. The results of the discontinued operations are not necessarily indicative of the results which may have been obtained had the continuing and discontinuing operations been operating independently. Summarized results of the Victory Refrigeration Company are as follows:

                                                          (In Thousands)
                                                   1996        1995      1994
                                                   ----        ----      ----
         Net Sales.............................  $27,261     $32,841   $35,809

         Operating (Loss) Income...............     (458)      1,642     1,572

         (Loss) Earnings Before Taxes..........   (1,111)        603       754

         Provision for Taxes...................     (367)        184       249
                                                    -----        ---       ---

         (Loss) Earnings from Discontinued
               Operations......................     (744)        419       505

         Estimated Loss on Disposal Including
              Operating Results During the
              Phase-out Period.................   (1,866)          -         -
                                                  -------       ----      ----

         Total (Loss) Earnings Related to
              Discontinued Operations..........  $(2,610)    $   419   $   505
                                                 ========    =======   =======


     During the fourth quarter of 1996, the Company provided for additional losses on disposal of $495,000 net of taxes. The additional provision was required due to higher than anticipated operating losses prior to the sale of Victory. The loss on disposal of Victory consists primarily of operating losses of $1,409,000 during the fourth quarter of 1996 and $457,000 during 1997 until the sale was completed. The effective tax rate included in these amounts differs from the U.S. statutory rate due to permanent book vs. tax differences.

     Interest  expense of $809,000,  $771,000  and  $818,000 for 1996,  1995 and
     1994, respectively, has been allocated based upon the ratio of the net assets of the discontinued operations to the consolidated capitalization of the Company. Continuing operations and discontinued operations reflect the net tax expense or tax benefit generated by the respective operations, limited, however, by the income tax benefit recognized in the Company's historical financial statements. No general corporate expenses have been allocated to the discontinued operations.

     The net assets of discontinued operations included in the Consolidated Balance Sheets at December 28, 1996 and December 30, 1995 amounted to $4,082,000 and $12,803,000, respectively, and consist primarily of receivables, inventory, and property, plant and equipment related to the discontinued operations, net of accounts payable, accrued liabilities and closing costs associated with the sale. Property and plant are not included in the December 28, 1996 amount, as the sale and leaseback transaction was completed on December 27, 1996.

(4)  FINANCING ARRANGEMENTS

     The following is a summary of long-term debt as of December 28, 1996 and December 30, 1995.

                                                              (In Thousands)
                                                            1996         1995
                                                            ----         ----

                  Senior secured credit facility:
                       Revolving credit line............  $14,575      $15,000
                       Term loans.......................    8,362       11,959
                  Senior secured note...................   15,000       15,000
                  Other.................................    3,331        1,069
                                                            -----        -----

                                                          $41,268      $43,028

                  Less current maturities of
                       long-term debt...................    3,916        1,710
                                                            -----        -----

                                 Total long-term debt...  $37,352      $41,318
                                                          =======      =======


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

     The senior secured credit facility included a $15,000,000 five-year term loan, a $2,500,000 capital expenditure facility renewable annually, and a $25,000,000 revolving credit line expiring in January, 2000. Borrowings under the revolving credit line are limited to specified percentages of defined accounts receivable and inventories. The credit agreement initially permitted borrowings for the term loan and revolving credit line at floating rates of 2.5% above LIBOR rate or 1% above base rate. The interest rate can be adjusted quarterly based on the Company's achievement of defined coverage ratios on a rolling four quarter basis. As of December 28, 1996, borrowings under LIBOR contracts were at 2.5% above the LIBOR rate and borrowings under prime rate contracts were at 1% above the base rate. A facility fee of .0625% is payable annually and a commitment fee of .375% is charged on the unused portion of the revolving credit facility and capital expenditure facility. The term loan is repayable in quarterly installments that total $2,325,000 in 1997, plus a one-time payment of $1,470,000 related to the sale of Victory due also in 1997. Additional scheduled repayments towards the term loan will total $2,625,000 in 1998 and $1,517,000 in 1999. The outstanding capital expenditure loans of $425,000 are repayable in quarterly installments that total $100,000 in each of 1997, 1998, and 1999 with a lump sum payment of $125,000 or the remaining balance on January 2,

     2000. Mandatory prepayments are required in the case of any excess cash flow, as defined, or in the event of any sale or disposition of assets. The credit facility is secured by a senior security interest of substantially all property, plant and equipment and all accounts receivable and inventory of the Company's domestic subsidiaries.

     As of December 28, 1996, the Company's revolving credit facility provided $23,650,000 of total borrowing availability. There was $14,575,000 outstanding under that facility at December 28, 1996. The Company had executed letters of credit of $632,000 against this facility, leaving an available line of credit of $8,443,000 at December 28, 1996. As of December 28, 1996, the assets of Victory Refrigeration Company provided $5,412,000 of the $23,650,000 total borrowing availability of the revolving credit facility.

     The senior secured note bears interest at 10.99% and has an eight-year term maturing January, 2003 with semi-annual payments of $2,500,000 beginning in July, 2000. A warrant for the purchase of 250,000 shares of common stock of the Company at an exercise price of $3 per share was issued in conjunction with the note. Alternatively, the terms of the warrant provide for the purchase of 200,000 shares at $.01 per share. The note agreement is secured by a senior security interest in substantially all the intellectual property collateral of the Company's subsidiaries.

     The terms of the credit and note agreements prohibit the paying of dividends, limit capital expenditures and leases, and require, among other terms, a minimum amount, as defined, of shareholders' equity, and minimum ratios of current assets to current liabilities, cash flow coverage indebtedness and fixed charged coverage. The credit and note agreements also provide that if a material adverse change in the Company's business operations or conditions occurs, the lender and noteholder could declare an event of default. The Company was in compliance with all covenants as amended for the period ending December 28, 1996.

     A foreign subsidiary of the Company had borrowings of $3,433,000 at December 28, 1996, including a $1,700,000 term loan and a $1,733,000 omnibus revolving credit line. The term loan is secured by the real property of the foreign subsidiary. The revolving credit line is guaranteed by the Company. Interest on both the term loan and the revolving credit line are at the prevailing bank rate. The term loan is repayable in twenty equal quarterly installments starting on March 31, 1998 and the revolving credit line is payable in full on January 1, 1998 if not renewed for an additional one-year period.

     The weighted average interest rates under credit agreements during fiscal 1996, 1995 and 1994 were 9.3%, 9.5% and 8.7%, respectively.

     The aggregate amount of long-term debt payable during each of the next five years is as follows:

                                        (In Thousands)
                1997.......................$ 3,916
                1998.......................$ 4,819
                1999.......................$ 1,963
                2000.......................$17,390
                2001.......................$ 5,340
                Thereafter.................$ 7,840
                                           -------
                      Total................$41,268
                                           =======



(5)   COMMON AND PREFERRED STOCK

     (a)  Shares Authorized

     At December 28, 1996 and December 30, 1995, the Company had 20,000,000 shares of common stock and 2,000,000 shares of Non-voting Preferred Stock authorized.

     (b)  Warrant

     In conjunction with the issuance of the senior secured notes in January, 1995 (see Note 4), the Company issued a transferrable warrant to the noteholders for the purchase of 250,000 shares of common stock at an exercise price of $3 per share. Alternatively under certain conditions, which have been met, the terms of the warrant provide for the purchase of 200,000 shares at $.01 per share. The warrant provides for adjustment of the exercise price if the Company issues additional shares at a purchase price below the then current market price, as defined, and for adjustment of the number of shares if the Company declares a stock dividend. The warrant became exercisable on February 10, 1995 and expires July 10, 2003.

     (c)  Stock Options

     The Company maintains an Amended and Restated 1989 Stock Incentive Plan (the "Plan"), effective as of February 16, 1989, which provides key employees of the Company rights to purchase shares of common stock at the fair market value of the stock on the date of grant. The Plan was amended in 1996, by shareholder approval, to increase the maximum amount that can be issued under the Plan to 400,000 shares from 200,000 shares. Options may be exercised upon certain vesting requirements being met but expire, to the extent unexercised, within a maximum of ten years from the date of grant. 147,075 shares remain available for issue at December 28, 1996 under the Plan. The weighted average exercise price of options outstanding under the Plan was $4.43 at December 28, 1996 and $3.10 at December 30, 1995.

     In addition to the above Plan, the directors of the Company have options for 7,000 shares exercisable at $1.875 per share and 75,000 shares exercisable at $7.50 per share.

     A summary of stock option activity is presented below.

                                             Key                    Option
         Stock Option Activity            Employees  Directors  Price Per Share
         ---------------------            ---------  ---------  ---------------
         Outstanding at
              December 31, 1994.........   140,000     9,000    $1.25 to $4.38

              Granted...................    39,000         -        $5.63

              Exercised.................   (22,000)        -    $1.25 to $4.38

              Forfeited.................    (2,000)        -        $3.00
                                            -------      ---

         Outstanding at
              December 30, 1995.........   155,000     9,000    $1.25 to $5.63

              Granted...................    60,000    75,000    $5.25 to $7.50

                Exercised...............   (72,500)   (2,000)   $1.25 to $4.38

                Forfeited...............    (5,900)        -    $3.00 to $5.63
                                            -------      ---

         Outstanding at
              December 28, 1996.........   136,600    82,000    $1.25 to $7.50
                                           =======    ======

     The weighted average fair value of options granted was $5.78 and $3.82 in 1996 and 1995, respectively. The Company accounts for options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these options been recorded, the Company's net income and earnings per share would have been reduced as follows:


                                                                   1996           1995
                                                                   ----           ----
         Earnings from Continuing Operations: As Reported       $3,083,000     $2,745,000
                                              Pro Forma         $2,893,000     $2,671,000

         Net Earnings:                        As Reported       $  473,000     $3,164,000
                                              Pro Forma         $  283,000     $3,090,000

         Continuing Operations EPS:           As Reported       $     0.35     $     0.31
                                              Pro Forma         $     0.33     $     0.31

         EPS:                                 As Reported       $     0.05     $     0.36
                                              Pro Forma         $     0.03     $     0.36

     Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the following general assumptions for 1995 and 1996: risk-free interest rate of 6.5 percent, no expected dividend yield, expected lives of four to five years, and an expected annual increase in stock value of ten percent.


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


(7)  INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes."

     The provision for income taxes for continuing operations is summarized as follows:

                                                     (In Thousands)
                                             1996         1995         1994
                                             ----         ----         ----
                           Federal          $1,153       $ (385)      $  460
                           State and Local     188          183          144
                           Foreign              48           62           10
                                            ------       ------       ------
                              Total         $1,389       $ (140)      $  614
                                            ======       ======       ======

     Although the Company is not a Federal taxpayer due to its NOL carry-forwards, a tax provision is still required to be recorded. The majority of the NOL carry-forwards expiring prior to 1998 relate to a 1983 quasi-reorganization and were not recorded as a credit to the tax provision, but were directly credited to paid-in-capital. NOL's expiring in 1998 and thereafter will be recorded entirely as a credit to the tax provision as they are recognized. Reconciliation of the differences between income taxes computed at the Federal statutory rate and effective rate are as follows:

                                                       (In Thousands)
                                                  1996      1995     1994
                                                  ----      ----     ----
         U.S. Federal statutory tax rate........  34.0%     34.0%    34.0%
         Utilizations of NOL and reductions
              in valuation allowance............ (19.3)    (65.6)   (18.1)
         Permanent book vs. tax
              differences.......................   1.2      15.5      7.6
         Foreign tax losses and rate
              differentials.....................  11.0       3.7     (7.0)
         State taxes, net of federal
              benefit...........................   4.2       7.0      5.1
                                                   ---       ---      ---
         Consolidated effective tax rate for
              continuing operations.............  31.1%     (5.4%)   21.6%
                                                  =====     ======   =====

     As of December 28, 1996 and December 30, 1995, the Company had recorded the following deferred tax assets and liabilities which were comprised of the following:

                                                           (In Thousands)
                                                           1996       1995
                                                           ----       ----
         Deferred Tax Assets:
                   Net operating loss carry-forwards...  $12,073    $13,736
                   Tax credit carry-forwards...........    1,503      1,426
                   Accrued pension benefits............      703        606
                   Accrued warranty....................      641        469
                   Other...............................    1,141        960
                   Valuation allowance.................   (9,437)   (10,515)
                                                         -------    -------
                             Deferred Tax Assets.......    6,624      6,682
         Deferred Tax Liabilities:
                   Depreciation........................   (1,588)    (1,666)
                                                          ------     ------
         Net Deferred Tax Assets.......................  $ 5,036    $ 5,016
                                                         =======    =======

     As of December 28, 1996, the consolidated tax loss carry-forwards for Federal income tax purposes were approximately $12,073,000 on a tax effected basis. These carry-forwards expire as follows: $6,849,000 in 1997; $3,000 in 1998; $264,000 in 2001; $508,000 in 2004; $1,619,000 in 2005;
     $1,913,000 in 2006; and $917,000 in 2007. Consolidated business tax credit carry-forwards available at December 28, 1996 to reduce future tax liabilities were approximately $898,000 and expire from 1996 through 2000. The Company also has tax credits of approximately $605,000 resulting from Federal AMT payments which do not expire.

     The decrease in the gross tax asset and the related Valuation allowance was primarily due to the utilization of NOL carryforwards during the year. The utilization of the net operating loss and credit carry-forwards depend on future taxable income during the applicable carry-forward periods. Management evaluates and adjusts the valuation allowance, based on the Company's expected taxable income as part of the annual budgeting process. These adjustments reflect management's judgment as to the Company's ability to generate taxable income which will, more likely than not, be sufficient to recognize these tax assets.


(8)  COMMITMENTS AND CONTINGENCIES

     The Company leases office and plant facilities and equipment under operating leases which expire in fiscal 1997 through 2001. Rental expense was $692,000, $816,000 and $897,000 in fiscal 1996, 1995, and 1994, respectively. Future minimum rental payments under these leases are as follows:

                                       (In Thousands)
                  1997.................   $782,000
                  1998.................    709,000
                  1999.................    550,000
                  2000.................    552,000
                  2001.................    405,000
                      Thereafter.......          -
                                          --------
                                        $2,998,000
                                        ==========

     In addition to the above, the Company entered into an agreement with the landlord of the Victory Refrigeration Company facility (before that subsidiary was sold - see Note 3) to guarantee Victory's lease payments. The duration of this lease guarantee is 19 months. The contingent liability related to this guarantee totals approximately $996,000 at December 28, 1996. This contingent liability is scheduled to decrease by approximately $52,400 per month during fiscal 1997.

(9)  SEGMENT INFORMATION

     The Company is engaged in the manufacture and sale of commercial and institutional food cooking and preparation equipment for the foodservice industry. The Company's principal operations are in the United States, with a majority of sales made to domestic dealers and distributors. No customer accounted for 10% or more of sales during fiscal 1996, 1995 and 1994.

     Sales outside the United States, based on dealer locations, are given below. These export sales represented 37%, 36% and 35% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively. Additionally, a small amount of sales to U.S. customers are transshipped by those customers for installation at their international locations.

     The following represents net sales as reported by each major geographic region:

                                                      Restated    Restated
                                             1996        1995        1994
                                             ----        ----        ----
                   United States          $ 78,594    $ 67,878     $60,971

                   Asia/Pacific             25,606      20,161      13,641
                   Europe/Other             11,248      10,430       8,986
                   Latin America             5,281       4,036       6,790
                   Canada                    4,036       3,843       3,770
                                             -----       -----       -----
                   Total International      46,171      38,470      33,187

                   Total Net Sales        $124,765    $106,348     $94,158
                                          ========    ========     =======


(10) EMPLOYEE BENEFIT PLANS

     The Company has a discretionary profit sharing plan and a 401(k) savings plan for salaried and non-union hourly employees. The company had profit sharing expense of $350,000, $325,000 and $300,000 in fiscal 1996, 1995 and
     1994, respectively.

     The Company has a defined benefit pension plan for union hourly plant employees at the Elgin, Illinois facility. The company's funding policy is to contribute the minimum required by the Employee Retirement Income Security Act of 1974. The plan had projected benefit obligations of $1,911,000 and $1,653,000 at December 28, 1996 and December 30, 1995,
     respectively. The market values of plan assets were $1,549,000 and $1,371,000 at December 28, 1996 and December 30, 1995, respectively. The discount rates used to determine the projected benefit obligations were 7.5% and 7.5% for 1996 and 1995, respectively. The net pension expense for this plan was $155,000, $140,000 and $185,000 for fiscal 1996, 1995 and
     1994, respectively.

     In fiscal 1993, the Company adopted a non-qualified defined benefit pension plan for certain officers of the Company and entered into a retirement benefit agreement with its President. The Company also has a retirement benefit agreement with its Chairman. The retirement benefit is based on a percentage of the officer's final base salary and the number of years of employment. The projected benefit obligations under these agreements were $2,067,000 and $1,812,000 at December 28, 1996 and December 30, 1995,
     respectively, and is currently unfunded. The discount rates used to determine the projected benefit obligations were 7.5% and 7.5% for 1996 and 1995, respectively. Retirement benefit expense was $255,000, $255,000 and $259,000 in fiscal 1996, 1995 and 1994, respectively.


(11) QUARTERLY DATA (UNAUDITED)

                                             (In thousands, except per share data)
                                          Restated   Restated    Restated   Restated
                                            1st         2nd        3rd         4th
                                            ---         ---        ---         ---
         1996
         ----
         Net sales......................  $29,510     $28,661    $31,400    $35,194
         Gross margin...................    8,567       8,529      9,373     10,966
         Operating income...............    2,288       1,671      2,062      2,656
         Earnings from continuing
              operations................      766         401        624      1,292
         (Loss) earnings from
              discontinued operations...      (80)       (432)    (1,603)      (495)
         Net earnings (Loss)............      686         (31)      (979)       797
         Net earnings (loss) per share:
              Continuing operations.....      .09         .04        .07        .15
              Discontinued operations...     (.01)       (.04)      (.19)      (.06)
         Net earnings (Loss) per common
              share.....................      .08         .00       (.12)       .09
                                              ===         ===       ====        ===


         1995
         ----
         Net sales......................  $25,743     $25,646    $27,558    $27,401
         Gross margin...................    7,667       7,492      8,389      8,959
         Operating income...............    1,836       1,484      2,117      1,459
         Earnings from continuing
              operations................      497         437        739      1,072
        (Loss) earnings from
              discontinued operations...      168         180        144        (73)
         Net earnings...................      665         617        883        999
         Net earnings (loss) per share:
              Continuing operations.....      .06         .05        .08        .12
              Discontinued operations...      .02         .02        .02       (.01)
         Net earnings per common
              share.....................      .08         .07        .10        .11
                                             ====        ====        ===        ===

                            THE MIDDLEBY CORPORATION

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
            FISCAL YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                              AND DECEMBER 31, 1994
                              ---------------------

                                       Balance    Additions    Write-Offs       Balance
                                      Beginning    Charged     During the       At End
                                      Of Period    Expense     the Period      Of Period
                                      ---------    -------     ----------      ---------
         Allowance for
              doubtful accounts;
              deducted from
              accounts receiv-
              able on the
              balance sheets-

                  1994                $345,000     $202,000     $(205,000)      $342,000

                  1995                $342,000     $170,000     $ (99,000)      $413,000

                  1996                $413,000     $117,000     $ (35,000)      $495,000


         Reserve for
              inventory
              obsolescence;
              deducted from
              inventories on
              the balance
              sheets-

                  1994                $940,000     $457,000     $(882,000)      $515,000

                  1995                $515,000     $783,000     $(282,000)    $1,016,000

                  1996              $1,016,000     $209,000     $(279,000)      $946,000


Item 9.  Changes in and Disagreements with Accountants on
-------  ------------------------------------------------
         Accounting and Financial Disclosure
         -----------------------------------

         None.



                                    PART III

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference, to the extent necessary, in accordance with General Instruction G(3), from the Company's definitive proxy statement filed pursuant to Regulation 14A in connection with the 1997 annual meeting of stockholders.



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. Financial statements.

          The financial statements listed on Page 14 are filed as part of this Form 10-K.


     3. Exhibits.

      (3)(i) Unofficial Restated Certificate of Incorporation of The Middleby Corporation (as amended to August 23, 1996), incorporated by reference to the Company's Form 10-Q/A, Amendment No. 1, Exhibit 3(i), for the fiscal quarter ended June 29, 1996, filed on August 23, 1996;

      (3)(ii) Unofficial Amended and Restated Bylaws of The Middleby Corporation (as amended to August 23, 1996), incorporated by reference to the Company's Form 10-Q/A, Amendment No. 1,
                    Exhibit 3(ii), for the fiscal quarter ended June 29, 1996, filed on August 23, 1996;

      (4)(a) Certificate of Designations dated October 30, 1987, and specimen stock certificate relating to the Company's Preferred Stock, incorporated by reference from the Company's Form 10-K, Exhibit (4), for the fiscal year ended December 31, 1988, filed on March 15, 1989;

      (4)(b) Loan and Security Agreement dated January 9, 1995, by and among Middleby Marshall Inc. and Asbury Associates, Inc., as Borrowers, certain lenders named therein, as Lenders, and Sanwa Business Credit Corporation, as Agent and Lender, incorporated by reference to the Company's Form 10-K, Exhibit (4) (b), for the fiscal year ended December 31, 1994, filed on March 31, 1995;

      (4)(b)(i) First Amendment to Loan and Security Agreement, incorporated by reference to the Company's Form 10-Q, Exhibit (4)(b)(i), for the fiscal quarter ended June 29, 1996, filed on August 13, 1996;

      (4)(b)(ii) Second Amendment to Loan and Security Agreement, dated as of December 26, 1996;

      (4)(b)(iii) Third Amendment to Loan and Security Agreement, dated as of January 22, 1997;

      (4)(c) Note Agreement dated as of January 1, 1995, among Middleby Marshall Inc. and Asbury Associates, Inc. as Obligors, incorporated by reference to the Company's Form 10-K, Exhibit (4) (c), for the fiscal year ended December 31, 1994, filed on March 31, 1995;

      (4)(c)(i) Amendment No. 1 to Note Agreement, incorporated by reference to the Company's Form 10-Q, Exhibit (4)(c)(i), for the fiscal quarter ended June 29, 1996, filed August 13, 1996;

      (4)(c)(ii) Amendment No. 2 to Note Agreement, incorporated by reference to the Company's Form 10-Q, Exhibit (4)(c)(ii), for the fiscal quarter ended June 29, 1996, filed on August 13, 1996;

      (4)(c)(iii)   Amendment No. 3 to Note Agreement, dated as of August 15,
                    1996;

      (4)(c)(iv) "Second Amendment" (Amendment No. 4) to Note Agreement, dated as of January 15, 1997;

      (4)(d) Warrant to purchase common stock of The Middleby Corporation dated January 10, 1995, incorporated by reference to the Company's Form 10-K, Exhibit (4) (d), for the fiscal year ended December 31, 1994, filed on March 31, 1995;

      (4)(e) Intercreditor Agreement dated as of January 10, 1995, by and among Sanwa Business Credit Corporation, as Agent, the Northwestern Mutual Life Insurance Company, as the Senior Noteholder, and First Security Bank of Utah, National Association, as Security Trustee and collateral Agent, incorporated by reference to the Company's Form 10-K, Exhibit (4) (e), for the fiscal year ended December 31, 1994, filed on March 31, 1995;

      (4)(e)(i) Amendment No. 1 to Intercreditor Agreement, incorporated by reference to the Company's Form 10-Q, Exhibit (4)(e)(i), for the fiscal quarter ended June 29, 1996, filed on August 13, 1996;

      (4)(e)(ii) Amendment No. 2 to Intercreditor Agreement, incorporated by reference to the Company's Form 10-Q, Exhibit (4)(e)(ii), for the fiscal quarter ended June 29, 1996, filed on August 13, 1996;

      (10)(iii)(a)* Amended  and  Restated  Employment  Agreement  of William F.
                    Whitman,  Jr.,  dated  January  1,  1995,   incorporated  by
                    reference to the Company's Form 10-Q, Exhibit (10)(iii)(a), for the fiscal quarter ended April 1, 1995;

      (10)(iii)(b)* Amended and Restated Employment Agreement of David P. Riley,
                    dated January 1, 1995, incorporated by reference to the Company's 10-Q, Exhibit (10) (iii) (b) for the fiscal quarter ended April 1, 1995;

      (10)(iii)(c)* Amended and Restated  Employment  Agreement  of  independent directors adopted as of January 1, 1995, incorporated by reference to the Company's Form 10-Q, Exhibit (10)(iii)(c), for the fiscal quarter ended April 1, 1995;

      (10)(iii)(d)* The Middleby  Corporation  Amended and  Restated  1989 Stock
                    Incentive Plan, as amended, incorporated by reference to the Company's Form 10-Q, Exhibit (10)(iii)(d), for the fiscal quarter ended June 29, 1996, filed on August l3, 1996;

      (10)(iii)(e)* 1993  Performance  Bonus Plan  (Corporate  Vice  Presidents)
                    incorporated  by  reference  to  the  Company's  Form  10-K,
                    Exhibit 10 (iii) (g), for the fiscal year ended January 1, 1994, filed on March 31, 1994;

      (10)(iii)(f)* 1996 Management  Incentive Plan (Corporate Vice Presidents),
                    incorporated by reference to Company's Form 10-Q,
                    Exhibit 10(iii)(f), for the fiscal quarter ended
                    June 29, 1996, filed  on August 13, 1996;

      (10)(iii)(g)* Description of Supplemental Retirement Program, incorporated by reference to Amendment No. 1 to the Company's  Form 10-Q,
                    Exhibit 10 (c), for the fiscal quarter ended July 3, 1993, filed on August 25, 1993;

      (10)(iii)(h)* The Middleby Corporation Stock Ownership Plan,  incorporated by reference to the Company's Form 10-K, Exhibit (10)(iii)(m), for the fiscal year ended
                    January 1, 1994,  filed on March 31, 1994;

      (10)(iii)(i)* Amendment to The Middleby  Corporation  Stock Ownership Plan
                    dated as of January 1, 1994; incorporated by reference to the Company's Form 10-K, Exhibit (10) (iii) (n), for the fiscal year ended December 31,1994, filed on March 31, 1995;

      (10)(iii)(j) Agreement of Purchase and Sale of the Company's Cherry Hill, New Jersey facility, with attached lease, incorporated by reference to the Company's Form 10-Q, Exhibit (10)(iii)(j), for the fiscal quarter ended September 28, 1996, filed on November 12, 1996;

      (10)(iii)(k) Asset Purchase Agreement among Middleby Marshall Inc., Victory Refrigeration Company and Victory Acquisition Group dated December 27, 1996, incorporated by reference to the Company's Form 8-K, Exhibit (10)(iii)(k), filed on February 7, 1997;

      (22)          List of subsidiaries;

      (27)          Financial Data Schedules (EDGAR only);

      (99) Unaudited Pro Forma Financial Information, incorporated by reference to the Company's Form 8-K, Exhibit (99), filed on September 7, 1995;

          *    Designates management contract or compensation plan.

(b) There were no reports on Form 8-K in the fiscal fourth quarter of 1996. Subsequent to the end of the period, on February 10, 1997, the Company filed a Current Report on Form 8-K to report the completion of its sale of the Victory Refrigeration Company subsidiary.

(c)  See the financial statement schedule included under Item 8.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th of March, 1997.

                            THE MIDDLEBY CORPORATION

                                              BY: /s/ David P. Riley
                                                  ------------------
                                                  David P. Riley
                                                  President, Chief Executive
                                                  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 1997.

                  Signatures                          Title
                  ----------                          -----

         PRINCIPAL EXECUTIVE OFFICER

         /s/  David P. Riley                 President, Chief Executive Officer,
         -------------------                 and Director
         David P. Riley


         PRINCIPAL FINANCIAL AND
         ACCOUNTING OFFICER

         /s/  John J. Hastings               Executive Vice President, Chief
         ---------------------               Financial Officer, Secretary and
         John J. Hastings                    Treasurer



         DIRECTORS

         /s/  William F. Whitman, Jr.        Chairman of the Board and Director
         ----------------------------
         William F. Whitman, Jr.

         /s/  Newell Garfield, Jr.           Director
         -------------------------
         Newell Garfield, Jr.

         /s/  Robert R. Henry                Director
         --------------------
         Robert R. Henry

         /s/  A. Don Lummus                  Director
         ------------------
         A. Don Lummus

         /s/  John R. Miller, III            Director
         ------------------------
         John R. Miller, III

         /s/  Philip G. Putnam               Director
         ---------------------
         Philip G. Putnam

         /s/  Sabin C. Streeter              Director
         ----------------------
         Sabin C. Streeter

         /s/  Joseph G. Tompkins             Director
         -----------------------
         Joseph G. Tompkins

         /s/  Laura  B. Whitman              Director
         ----------------------
         Laura B. Whitman

         /s/  Robert L. Yohe                 Director
         -------------------
         Robert L. Yohe