Form 10-Q
period 1996-05-29
MIDDLEBY CORP
filed 1997-05-13
CIK 769520

                               FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION


                         WASHINGTON, D.C. 20549
(Mark One)

      X  Quarterly Report Pursuant to Section 13 or 15(d) of the
     ---   Securities Exchange Act of 1934

                   FOR THE PERIOD ENDED MARCH 29, 1997

                                   or

     --- Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

                       Commission File No. 1-9973

                      THE MIDDLEBY CORPORATION
       -----------------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)


        DELAWARE                               36-3352497
-------------------------------    ------------------------------------
(State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
Incorporation or Organization)

1400 TOASTMASTER DRIVE, ELGIN, ILLINOIS                      60120
---------------------------------------                   ----------
(Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone No., including Area Code      (847) 741-3300
                                                   ------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X      NO
                                         -----        -----


As of March 29, 1997, there were 8,470,938 shares of the registrant's common stock outstanding.

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                           QUARTER ENDED MARCH 29, 1997


                                       INDEX
                                      -------


DESCRIPTION                                                  PAGE
-----------                                                  ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  BALANCE SHEETS                               1
                    March 29, 1997 and December 28, 1996

                  STATEMENTS OF EARNINGS                       2
                    March 29, 1997 and March 30, 1996

                  STATEMENTS OF CASH FLOWS                     3
                    March 29, 1997 and March 30, 1996

                  NOTES TO FINANCIAL STATEMENTS                4

         Item 2.  Management's Discussion and Analysis         8
                  of Financial Condition and Results of
                  Operations


PART II. OTHER INFORMATION                                    10

PART I.  FINANCIAL INFORMATION

                      THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                         (UNAUDITED)
ASSETS                                  MARCH 29, 1997    DEC. 28, 1996
-------------------------------         --------------    -------------

Cash and Cash Equivalents.............     $ 1,685           $ 1,410
Accounts Receivable, net..............      22,665            19,859
Inventories, net......................      23,997            20,956
Prepaid Expenses and Other............         922               939
Net Assets of Discontinued Operations.       2,291             4,082
Current Deferred Taxes................       2,099             2,086
                                           -------           -------

     Total Current Assets.............      53,659            49,332
Property, Plant and Equipment, net of
  accumulated depreciation of
  $12,221,000 and $11,741,000.........      19,059            18,843
Excess Purchase Price Over Net Assets
  Acquired, net of accumulated
  amortization of $4,328,000 and
  $4,216,000..........................      13,227            13,339
Deferred Taxes........................       2,318             2,950
Other Assets..........................       1,541             1,504
                                           -------           -------
            Total Assets..............     $89,804           $85,968
                                           -------           -------
                                           -------           -------

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------
Current Maturities of Long-Term Debt..     $ 2,805           $ 3,916
Accounts Payable......................      13,142            10,369
Accrued Expenses......................       9,775            10,001
                                           -------           -------
     Total Current Liabilities........      25,722            24,286
Long-Term Debt........................      38,051            37,352
Minority Interest and Other
  Non-current Liabilities.............       2,297             1,880
Shareholders' Equity:
  Preferred Stock, $.01 par value;
    nonvoting; 2,000,000 shares
    authorized; none issued...........           -                 -
  Common Stock, $.01 par value;
    20,000,000 shares authorized;
    8,471,000 and 8,468,000 issued
    and outstanding in 1997 and
    1996, respectively................          85                85
  Paid-in Capital.....................      28,157            28,108
  Cumulative Translation Adjustment...        (335)             (184)
  Accumulated Deficit.................      (4,173)           (5,559)
                                           -------           -------
     Total Shareholders' Equity.......      23,734            22,450
                                           -------           -------
            Total Liabilities and
              Shareholders' Equity....     $89,804           $85,968
                                           -------           -------
                                           -------           -------

                            See accompanying notes
                                     - 1 -

                      THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                                STATEMENTS OF EARNINGS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                            (UNAUDITED)


                                               THREE MONTHS ENDED
                                        --------------------------------
                                                             RESTATED
                                        MARCH 29, 1997    MARCH 30, 1996
                                        --------------    --------------

Net Sales............................       $32,698           $29,510

Cost of Sales........................        22,224            20,943
                                            -------           -------
     Gross Margin....................        10,474             8,567

Selling and Distribution Expenses....         4,681             4,010
General and Administrative Expenses..         2,675             2,269
                                            -------           -------
     Income from Operations..........         3,118             2,288

Interest Expense and Deferred
  Financing Amortization.............         1,081             1,057
Other (Income) Expense, net..........           (38)               18
                                            -------           -------
     Earnings Before Income
       Taxes.........................         2,075             1,213

Provision for Income Taxes...........           689               447
                                            -------           -------
     Earnings from Continuing
          Operations.................       $ 1,386           $   766
                                            -------           -------
Loss from Discontinued Operations,
     Net of Tax......................             -               (80)
                                            -------           -------
Net Earnings.........................       $ 1,386           $   686
                                            -------           -------
                                            -------           -------

Earnings Per Share from Continuing
     Operations......................       $   .16           $   .09

Loss Per Share from Discontinued
     Operations......................             -              (.01)
                                            -------           -------
Net Earnings Per Share...............       $   .16           $   .08
                                            -------           -------
                                            -------           -------


                                See accompanying notes
                                        - 2 -

                       THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)
                                       (UNAUDITED)


                                                  THREE MONTHS ENDED
                                              --------------------------
                                                               RESTATED
                                             MARCH 29, 1997   MARCH 30,1996
                                             --------------   -------------
Cash Flows From Operating Activities-
  Net Earnings...........................       $  1,386         $   686
  Adjustments to reconcile Net
    Earnings to cash provided by
    continuing operating activities-
    Depreciation and amortization........            656             623
    Utilization of NOL's.................            620             338
    Discontinued operations..............              -              80

  Changes in assets and liabilities-
    Accounts receivable..................         (2,806)         (2,883)
    Inventories..........................         (3,041)           (639)
    Prepaid expenses and other assets....            231            (808)
    Accounts payable and other
      liabilities........................          2,547            (169)
                                                --------          ------
  Net Cash Used in Continuing
    Operating Activities.................           (407)         (2,772)
  Net Cash Used in Discontinued
    Operations...........................         (3,290)         (1,086)
                                                --------          ------
  Net Cash Used in Operating
    Activities...........................         (3,697)         (3,858)
                                                --------          ------
Cash Flows From Investing Activities-
  Proceeds from Sale of Discontinued
    Operations...........................        $ 5,081         $    -
  Additions to Property and Equipment....           (697)         (1,302)
                                                --------          ------
  Net Cash Provided By (Used in)
    Investing Activities.................          4,384          (1,302)
                                                --------          ------
Cash Flows From Financing Activities-
  Increase in revolving credit line, net.        $   307         $ 3,139
  Reduction in term loans................         (2,020)              -
  Proceeds from capital expenditure loan.              -             500
  Increase in foreign bank debt..........          1,304               -
  Other financing activities, net........             (3)          1,760
                                                --------          ------
  Net Cash (Used in) Provided by
    Financing Activities.................           (412)          5,399
                                                --------          ------
Changes in Cash and Cash Equivalents-
  Net increase in cash and cash
    equivalents..........................            275             239
  Cash and cash equivalents at
    beginning of year....................          1,410             972
                                                --------          ------
  Cash and Cash Equivalents at end
    of quarter...........................        $ 1,685         $ 1,211
                                                --------          ------
                                                --------          ------
Interest paid............................        $   964         $ 1,111
                                                --------          ------
                                                --------          ------
Income taxes paid........................        $    37         $     5
                                                --------          ------
                                                --------          ------

                               See accompanying notes

                 THE MIDDLEBY CORPORATION AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 29, 1997
                                (UNAUDITED)


1)   BASIS OF PRESENTATION

     The financial statements have been prepared by The Middleby Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1996 Annual Report.
     Other than as indicated herein, there have been no significant changes from the data presented in said Report.

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 29, 1997 and December 28, 1996, and the results of operations and cash flows for the three months ended March 29, 1997 and March 30, 1996.

2)   DISCONTINUED OPERATION

     On January 23, 1997,the Company completed the sale of substantially all of the assets of its Victory Refrigeration Company ("Victory") subsidiary to an investor group led by local management at Victory. Gross proceeds from the sale are expected to amount to approximately $7,300,000, less amounts for retained liabilities and transaction costs aggregating approximately $2,600,000. The proceeds are subject to post-closing adjustments. The terms of the sale were the results of arms-length negotiations. This sale was announced on November 1, 1996, concluding the sale of all of the assets of Victory. The sale and leaseback of the Victory facility to an unrelated third party had previously been completed on December 27, 1996 for net proceeds of approximately $4,556,000. Proceeds from these transactions were used to pay down debt.

     The results of the Victory Refrigeration Company subsidiary have been reported separately as a discontinued operation in the consolidated financial statements for all periods presented. The results of the discontinued operations are not necessarily indicative of the results which may have been obtained had the continuing and discontinuing operations been operating independently. Summarized results of the Victory Refrigeration Company for the quarter ended March 30, 1996 are as follows:

          (In Thousands)                March 30, 1996
          --------------                --------------

          Net Sales                          $9,036
          Operating Income                      121
          (Loss) Earnings Before Taxes         (120)
          Provision for Taxes                   (40)
          ------------------------------------------
          (Loss) Earnings from
               Discontinued Operations          (80)
                                                ----
                                                ----

     Interest expense of $241,000 for the first quarter of 1996 has been allocated based upon the ratio of the net assets of the discontinued operations to the consolidated capitalization of the Company. Continuing operations and discontinued operations reflect the net tax expense or tax benefit generated by the respective operations, limited, however, by the income tax benefit recognized in the Company's historical financial statements. No general corporate expenses have been allocated to the discontinued operations.

     The net assets of discontinued operations included in the Consolidated Balance Sheets at March 29, 1997 and December 28, 1996 amounted to $2,291,000 and $4,082,000, respectively. The March 29, 1997 amount represents the remaining amount due from the buyers. The December 30, 1996 amount consists primarily of receivables, inventory and equipment related to the discontinued operations, net of accounts payable, accrued liabilities and closing costs associated with the sale.


3)   INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes.

     The Company has recorded an income tax provision of $689,000 for the fiscal three months ended March 29, 1997. The Company has significant tax loss carry-forwards, and although a tax provision is recorded, the Company makes no payment of federal tax other than AMT amounts.

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


4)   EARNINGS PER SHARE

     Earnings per share of common stock are based upon the weighted average number of outstanding shares of common stock and common stock equivalents. The treasury stock method is used in computing common stock equivalents, which included stock options and a warrant issued in conjunction with the senior secured note. The terms of the warrant provide for the purchase of 250,000 shares at $3 per share. Alternatively, under certain conditions, which have been met, the warrant terms provide for the purchase of 200,000 shares at $.01 per share. Earnings per share were computed based upon the weighted average number of common shares outstanding of 8,723,000 and 8,700,000 for the fiscal quarters ended March 29, 1997 and March 30, 1996, respectively.

     The Company is required to adopt "FAS 128: Earnings Per Share" during the fourth quarter of 1997. Under this method, average shares outstanding would have been 8,470,000 and 8,397,000 for the fiscal quarters ended March 29, 1997 and March 30, 1996, respectively. The adoption of this accounting method would not affect earnings per share for the quarters ended March 29, 1997 and March 30, 1996.


5)   INVENTORIES

     Inventories are valued using the first-in, first-out method.

     Inventories consist of the following:

                                            (In Thousands)
                                    March 29, 1997    Dec. 28, 1996
                                    --------------    -------------

Raw Materials and Parts                $ 6,018           $ 6,492
Work-in-Process                          3,843             4,621
Finished Goods                          14,136             9,843
                                       -------           -------
                                       $23,997           $20,956
                                       -------           -------
                                       -------           -------

6)   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                            (In Thousands)
                                   March 29, 1997     Dec. 28, 1996
                                   --------------     -------------

     Accrued payroll and
       related expenses.........       $2,930             $ 3,567
     Accrued commissions........        1,405               1,392
     Accrued warranty...........        1,277               1,252
     Other accrued expenses.....        4,163               3,790
                                       ------             -------
                                       $9,775             $10,001
                                       ------             -------
                                       ------             -------

7)   RECLASSIFICATIONS AND RESTATEMENT

     Sale of Discontinued Operations:
     The financial statements exclude Victory Refrigeration Company which has been accounted for as a discontinued operation (see
     Note 2 to the Financial Statements).

     Litigation Settlement Accounting:
     During 1996, the Company restated its accounting for the proceeds from the September, 1993 litigation settlement with the Hussmann Corporation in accordance with generally accepted accounting principles (GAAP). The effect of this accounting change was to record a greater gain from the litigation settlement. Certain assets related to the 1989 acquisition that were written-off as a result of the Company's original accounting for the settlement in 1993, were restored in the historical financial statements or written-off in periods prior to 1993. The effect on the financial statements for the periods ended March 29, 1997 and March 30, 1996 was to increase non-cash amortization charges by $49,000 or $.01 per share and $69,000, or $.01 per share, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED).


INFORMATIONAL NOTE

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers that these statements are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from such statements. Such factors include, but are not limited to, changing market conditions; the availability and cost of raw materials; the impact of competitive products and pricing; the timely development and market acceptance of the Company's products; foreign exchange risks affecting international sales; and other risks detailed herein and from time-to-time in the Company's Securities and Exchange commission filings.


RESULTS OF OPERATIONS

Net sales for the fiscal quarter ended March 29, 1997 were $32,698,000, an increase of $3,188,000 (10.8%) as compared to $29,510,000 in the prior fiscal quarter. The increase was primarily driven by strong conveyor oven sales which increased 18% over sales for the same period in 1996. The overall sales increase was largely due to unit volume increases. Cooking and warming equipment manufacturing divisions showed a sales increase of 14%. Sales in the core cooking and steaming equipment line increased 3% in the quarter. Sales of the Company's international-based fabricated equipment division increased by 28%. International sales represented 35% of total sales for the quarter as compared to 38% in the 1996 fiscal first quarter.

Gross margin increased $1,907,000 (22.3%) for the quarter to $10,474,000, as compared to $8,567,000 in the prior year's quarter.
As a percentage of net sales, gross margin increased 3.0% to 32% for the quarter from 29.0% in the prior year's quarter. The increase in gross margin percent was primarily due to higher capacity utilization, improved manufacturing efficiencies and favorable product mix.

Selling, general and administrative expenses increased $1,077,000 (17.2%) to $7,356,000 as compared to $6,279,000 in the first quarter of 1996. Increased selling, general and administrative expenses were primarily due to the continued expansion of the Company's international sales and service capabilities, including the establishment of sales and distribution offices in Taiwan, Mexico, Japan and Korea during the past year, and variable costs associated with the higher sales volume during the quarter. As a percentage of sales, selling, general and administrative expenses increased to 22.5% for the fiscal quarter ended March 29, 1997, compared to 21.3% for the prior year's quarter.

Interest expense and deferred financing costs for the fiscal quarter ended March 29, 1997 increased $24,000 (2.3%) to $1,081,000 as compared to
$1,057,000 in the prior year fiscal quarter.

The Company recorded net earnings from continuing operations of $1,386,000 for the fiscal quarter ended March 29, 1997 compared to earnings from continuing operations of $766,000 for the prior year fiscal quarter. The Company recorded net earnings of $1,386,000 for the fiscal quarter ended March 29, 1997 as compared to net earnings of $686,000 for the prior year fiscal quarter.

FINANCIAL CONDITION AND LIQUIDITY

For the three months ended March 29, 1997, net cash provided by operating activities before changes in assets and liabilities was $2,662,000, as compared to $1,727,000 for the three months ended March 30, 1996. Net cash used by continuing operating activities after changes in assets and liabilities was $407,000 as compared to net cash used of $2,772,000 in the prior year's quarter. Accounts receivable increased $2,806,000, and inventories increased $3,041,000. These increases were partially offset by increased accounts payable and other liabilities. The increase in accounts receivable was largely due to the sales increase and timing of shipments to certain large domestic customers. Inventories increased due to increased international distribution centers and timing of orders and shipments.

During the first quarter of 1997, the Company decreased its overall outstanding debt by $412,000 under various facilities. During this period the Company increased its borrowings on its revolving credit line by $307,000, repaid $2,020,000 on its term loans and increased its borrowings with a foreign lending institution by $1,304,000 primarily to finance the Company's international expansion.

The Company maintains a revolving credit facility which, as of March 29, 1997, provided $22,617,000 of total borrowing availability. There was $14,882,000 outstanding under this facility at March 29, 1997. The Company has executed letters of credit of $991,000 against this facility, leaving an available line of credit of $6,744,000 at March 29, 1997. The Company believes that its cash flow from operations, together with available financing and cash on hand, will be sufficient to fund its working capital needs, capital expenditure program, and debt amortization.

                         PART II.  OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended March 29, 1997, except as follows:

ITEM 2.  CHANGES IN SECURITIES

c) During the first quarter of fiscal 1997, the Company issued 3,000 shares of the Company's common stock to a director, pursuant to the exercise of stock options, for $5,625. Such options were granted at an exercise price of $1.875 per share. The issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions by an issuer not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits - The following Exhibits are filed herewith:

          Exhibit (27) - Financial Data Schedules (EDGAR only)

b) Reports on Form 8-K - On February 10, 1997, the Company filed a Form 8-K report to announce the completion of its sale of the Victory Refrigeration Company subsidiary.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THE MIDDLEBY CORPORATION
                                         ------------------------
                                         (Registrant)


Date    May 13, 1997                     By: /s/ John J. Hastings
     --------------------                   -----------------------------

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