Form 10-K/A
period 1996-12-28
MIDDLEBY CORP
filed 1997-06-02
CIK 769520

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                                  -----------
                                Amendment No. 1

_X_ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

                                       or

_ _ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                          Commission File No. 1-9973

                           THE MIDDLEBY CORPORATION
                           ------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                                    36-3352497
---------------------------------------------     ----------------------------
(State or other jurisdiction of incorporation     (IRS Employer Identification
or organization)                                  Number)

1400 TOASTMASTER DRIVE, ELGIN, ILLINOIS                                60120
---------------------------------------                                -----
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:          847-741-3300
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

Item 8.     Financial Statements and Supplementary Data

                                                                          Page

Report of Independent Public Accountants.........................           2
Consolidated Balance Sheets......................................           3
Consolidated Statements of Earnings..............................           4
Consolidated Statements of Changes in Shareholders' Equity.......           5
Consolidated Statements of Cash Flows............................           6
Notes to Consolidated Financial Statements.......................           8

The following consolidated financial statement schedule is included in response to Item 14(d).

Schedule II - Valuation and Qualifying Accounts and Reserves.....          23

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

     As explained in Note 2(n) to the consolidated financial statements, the Company has given retroactive effect to the change in accounting for the 1993 litigation settlement with the Hussmann Corporation.

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


                                       Arthur Andersen LLP


Chicago, Illinois
February 17, 1997

                   THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 28, 1996 AND DECEMBER 30, 1995
                    (In Thousands, Except Per Share Amounts)

                                                                         Restated
ASSETS                                                    1996             1995
------                                                  --------         --------
Current Assets:
  Cash and cash equivalents..........................    $ 1,410          $   972
  Accounts receivable, net...........................     19,859           14,058
  Inventories, net...................................     20,956           18,320
  Prepaid expenses and other.........................        939              879
  Net assets of discontinued operations..............      4,082           12,803
  Current deferred taxes.............................      2,086            2,086
                                                         -------          -------
       Total Current Assets..........................     49,332           49,118

Property, Plant and Equipment, net...................     18,843           17,305

Excess Purchase Price Over Net Assets Acquired, net..     13,339           13,796

Deferred Taxes.......................................      2,950            2,930

Other Assets.........................................      1,504            2,082
                                                         -------          -------
       Total Assets..................................    $85,968          $85,231
                                                         =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Current maturities of long-term debt..............    $ 3,916          $ 1,710
   Accounts payable..................................     10,369           10,587
   Accrued expenses..................................     10,001            8,075
                                                         -------          -------
       Total Current Liabilities.....................     24,286           20,372

Long-Term Debt.......................................     37,352           41,318

Minority Interest and Other Non-current Liabilities..      1,880            1,783

Shareholders' Equity:
   Preferred stock, $.01 par value; none issued......          -                -
   Common stock, $.01 par value;
    8,468,000 and 8,388,000 shares issued
    and outstanding in 1996 and 1995, respectively...         85               84
   Paid-in capital...................................     28,108           27,934
   Cumulative translation adjustment.................       (184)            (228)
   Accumulated deficit...............................     (5,559)          (6,032)
                                                         -------          -------
       Total Shareholders' Equity....................     22,450           21,758
                                                         -------          -------

       Total Liabilities and Shareholders' Equity....    $85,968          $85,231
                                                         =======          =======

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF EARNINGS
        FOR THE FISCAL YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995
                             AND DECEMBER 31, 1994
                   (In Thousands, Except Per Share Amounts)



                                                               Restated     Restated
                                                   1996          1995         1994
                                                 --------      --------     --------

Net Sales......................................  $124,765      $106,348      $94,158

Cost of Sales..................................    87,330        73,841       65,594
                                                 --------      --------      -------
     Gross Margin..............................    37,435        32,507       28,564

Selling and Distribution Expenses..............    18,319        15,385       13,398
General and Administrative Expenses............    10,439         9,326        8,573
Provision for Product Line Discontinuance......         -           900            -
                                                 --------      --------      -------
     Income from Operations....................     8,677         6,896        6,593

Interest Expense and Deferred
  Financing Amortization.......................     4,351         4,327        3,262
Other (Income) Expense, net....................      (146)          (36)         482
                                                 --------      --------      -------
     Earnings Before Income Taxes..............     4,472         2,605        2,849

Provision (Benefit) for Income Taxes...........     1,389          (140)         614

     Earnings from Continuing Operations.......     3,083         2,745        2,235

Discontinued Operations, Net of Income Tax:

     (Loss) Earnings from Discontinued
       Operations..............................      (744)          419          505
     Loss on Disposal Including Operating
       Losses During the Phase Out Period......    (1,866)            -            -
                                                 --------      --------      -------
       Net Earnings............................  $    473      $  3,164      $ 2,740
                                                 ========      ========      =======

Net Earnings (Loss) Per Common Share:

       Continuing Operations...................  $    .35      $    .31      $   .26
       Discontinued Operations.................      (.30)          .05          .06
                                                 --------      --------      -------
       Net Earnings Per Common Share...........  $    .05      $    .36      $   .32
                                                 ========      ========      =======

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   THE MIDDLEBY CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
       FOR THE FISCAL YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995
                            AND DECEMBER 31, 1994
                                (In Thousands)



                                          Common       Paid-In       Accumulated
                                          Stock        Capital         Deficit          CTA           Total
                                          ------       -------       -----------        ---           -----

BALANCE,
  January 1,1994 (Restated)...........      $83        $22,207        $(11,936)        $(254)        $10,100
                                            ---        -------        --------         -----         -------
  Net Earnings........................        -              -           2,740             -           2,740
  NOL Utilization and Change
     in Tax Asset Valuation
     Allowance........................        -          1,924               -             -           1,924
  Exercise of Employee
     Stock Options....................        -             23               -             -              23
  Change in Cumulative
     Translation Adjustment...........        -              -               -          (130)           (130)

BALANCE,
  December 31, 1994
     (Restated).......................      $83        $24,154         $(9,196)        $(384)        $14,657
                                            ---        -------         -------         -----         -------
  Net Earnings (Restated).............        -              -           3,164             -           3,164
  NOL Utilization and Change
     in Tax Asset Valuation
     Allowance........................        -          3,409               -             -           3,409
  Exercise of Employee
     Stock Options....................        1            121               -             -             122
  Issuance of Deferred
     Warrant..........................        -            250               -             -             250
  Change in Cumulative
     Translation Adjustment...........        -              -               -           156             156

BALANCE,
  December 30, 1995 (Restated)              $84        $27,934         $(6,032)        $(228)        $21,758
                                            ---        -------         -------         -----         -------
  Net Earnings........................        -              -             473             -             473
  Exercise of Employee
     Stock Options....................        1            174               -             -             175
  Change in Cumulative
     Translation Adjustment...........        -              -               -            44              44

BALANCE
  December 28, 1996...................      $85        $28,108         $(5,559)        $(184)        $22,450
                                            ===        =======         =======         =====         =======

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE FISCAL YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995
                            AND DECEMBER 31, 1994
                                (In Thousands)



                                                                   Restated        Restated
                                                     1996            1995            1994
                                                   --------        --------        --------

Cash Flows From Operating
  Activities -
  Net Earnings..................................   $   473         $ 3,164         $ 2,740
  Adjustments to reconcile net
    earnings to net cash provided by
    continuing operating activities-
    Depreciation and
      amortization..............................     2,752           3,024           2,107
    Utilization of N.O.L.'s.....................        98            (137)            601
    Discontinued Operations.....................     2,610            (419)           (505)

    Cash effects of changes in -
      Accounts receivable.......................    (5,801)            862          (2,782)
      Inventories...............................    (2,636)         (3,147)            812
      Prepaid expenses and
        other assets............................       (99)            911              28
      Accounts payable..........................      (218)          3,071            (785)
      Accrued expenses and
        other liabilities.......................     1,925            (198)          2,463
                                                   -------         -------         -------
    Net Cash (Used in) Provided by
      Continuing Operating Activities...........      (896)          7,131           4,679
    Net Cash Provided by (Used in)
      Discontinued Operating Activities.........     1,311          (2,268)            408
    Net Cash Provided by Operating
      Activities................................       415           4,863           5,087
                                                   -------         -------         -------
Cash Flows From Investing
    Activities -
    Additions to property and
      equipment.................................   $(2,966)        $(2,728)        $(1,922)
    Proceeds from Sale and Leaseback
      of Discontinued Operations................     4,800               -               -
    Net cash received from
      sale of investment........................         -           1,337               -
                                                   -------         -------         -------

    Net Cash Provided by (Used in)
      Investing Activities......................     1,834          (1,391)         (1,922)
                                                   -------         -------         -------

                   THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE FISCAL YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995
                            AND DECEMBER 31, 1994
                                (In Thousands)
                                 (Continued)


                                                                   Restated        Restated
                                                     1996            1995            1994
                                                   --------        --------        --------
Cash Flows From Financing
   Activities -
   Proceeds from senior
     secured note...............................   $     -         $15,000         $     -

   Proceeds from credit facility................         -          31,000               -
   Extinguishment of bank debt..................         -         (44,055)              -
   Reduction in revolving credit
     line, net..................................      (425)         (1,000)         (3,366)
   Reduction in term loans......................    (3,597)         (2,932)            (20)
   Proceeds from foreign bank debt..............     2,233           1,200               -
   Cost of financing activities.................         -          (1,726)              -
   Other financing activities, net..............       (22)           (640)            457
                                                   -------         -------         -------
   Net Cash Used in
     Financing Activities.......................    (1,811)         (3,153)         (2,929)
                                                   -------         -------         -------

   Changes in Cash and Cash Equivalents -
     Net increase in cash
       and cash equivalents.....................   $   438         $   319         $   236
     Cash and cash equivalents
       at beginning of year.....................       972             653             417
                                                   -------         -------         -------
     Cash and Cash Equivalents
       at end of year...........................   $ 1,410         $   972         $   653
                                                   =======         =======         =======

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

     (c)  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined utilizing the first-in-first-out (FIFO) inventory method. Inventories, as of December 28, 1996 and December 30, 1995, are as follows:

                                                             (In Thousands)
                                                           1996         1995
                                                           ----         ----
          Raw materials and parts................        $ 6,492       $ 6,338
          Work in process........................          4,621         4,652
          Finished goods.........................          9,843         7,330
                                                         -------       -------
                                                         $20,956       $18,320
                                                         =======       =======
     The amounts shown above are net of inventory reserves of $946,000 and $1,016,000 as of December 28, 1996 and December 30, 1995, respectively.

     (d)  Property, Plant and Equipment

     Property, plant and equipment are carried at cost as follows:

                                                             (In Thousands)
                                                           1996         1995
                                                           ----         ----
          Land and improvements..................        $ 3,322      $ 3,293
          Building and improvements..............         11,012       10,206
          Machinery and equipment................         16,250       14,516
                                                         -------      -------
                                                         $30,584      $28,015

          Less accumulated
             depreciation........................        (11,741)     (10,710)
                                                         -------      -------
          Property, Plant and
             Equipment, net......................        $18,843      $17,305
                                                         =======      =======

     Depreciation is provided for financial statement purposes using the straight-line method and amounted to $1,594,000, $1,543,000 and $1,547,000 in fiscal 1996, 1995 and 1994, respectively. Following is a summary of the estimated useful lives:

                 Description                                Life
                 -----------                                ----
          Land improvements......................           7 years
          Building and improvements..............           20 to 40 years
          Machinery and equipment................           3 to 10 years

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

     (g)  Accrued Expenses

     Accrued expenses consist of the following:

                                                             (In Thousands)
                                                           1996         1995
                                                           ----         ----
          Accrued payroll and
               related expenses..................        $ 3,567      $ 3,200
          Accrued commissions....................          1,392        1,190
          Accrued warranty.......................          1,252          879
          Other accrued expenses.................          3,790        2,806
                                                         -------      -------
                                                         $10,001      $ 8,075
                                                         =======      =======

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

     Litigation Settlement Accounting:

     During 1996, the Company restated its accounting for proceeds received from the September 1993 litigation settlement with the Hussmann Corporation in accordance with generally accepted accounting principles (GAAP). This settlement related to a dispute arising from the Company's acquisition of
     the Hussmann Corporation's Foodservice Equipment Group in July 1989.   The
     effect of this accounting change was to record a greater gain from the 1993 litigation settlement. Certain assets related to the 1989 acquisition, that were written-off in conjunction with the Company's original accounting for the settlement in 1993, have been restored in the historical balance sheets or written-off prior to 1993. This accounting has been reflected in the respective periods in the consolidated financial statements.

     The effect on the 1991 financial statements was to write-off amounts related to the 1991 arbitration settlement, and other amounts due from Hussmann, deemed to be unrealizable under the revised accounting treatment. This resulted in a decrease to net earnings, excess purchase price over net assets acquired, and shareholders equity of $3,902,000. The effect on the 1993 financial statements was to record a greater gain on the settlement, resulting in an increase to net earnings and shareholders equity of $10,936,000. Excess purchase price over net assets acquired and property, plant and equipment were also increased by $10,936,000 to restore amounts written-off under the original accounting treatment. The resulting impact on non-cash amortization and depreciation charges was to increase such amounts by $104,000, $310,000 and $310,000 in 1993, 1994 and 1995,
     respectively. The net effect of these restatements on earnings per share resulted in a decrease of $.47 in 1991, an increase of $1.29 in 1993, a decrease of $.04 in 1994 and a decrease of $.03 in 1995.


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


                                                                          (In Thousands)
                                                                      1996     1995      1994
                                                                    -------   ---
     Net Sales........................................              $27,261   $32,841   $35,809

     Operating (Loss) Income..........................                 (458)    1,642     1,572

     (Loss) Earnings Before Taxes.....................               (1,111)      603       754

     Provision for Taxes..............................                 (367)      184       249
                                                                     -------    -------    ------
     (Loss) Earnings from Discontinued
           Operations.................................                 (744)      419       505

     Estimated Loss on Disposal Including
          Operating Results During the
               Phase-out Period.......................               (1,866)        -          -
                                                                     --------     ------     ------
     Total (Loss) Earnings Related to
          Discontinued Operations.....................              $(2,610)     $419      $505
                                                                    ========     =======   =========

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

(4)  FINANCING ARRANGEMENTS

     The following is a summary of long-term debt as of December 28, 1996 and December 30, 1995.

                                                                         (In Thousands)
                                                                     1996             1995
                                                                    -------        -------
          Senior secured credit facility:
               Revolving credit line................                $14,575        $15,000
               Term loans...........................                  8,362         11,959
          Senior secured note.......................                 15,000         15,000
          Other.....................................                  3,331          1,069
                                                                    -------        -------
                                                                    $41,268        $43,028

          Less current maturities of
               long-term debt...........................              3,916          1,710
                                                                    -------        -------
                         Total long-term debt........               $37,352        $41,318
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

     The weighted average interest rates under credit agreements during fiscal 1996, 1995 and 1994 were 9.3%, 9.5% and 8.7%, respectively.


     The aggregate amount of long-term debt payable during each of the next five years is as follows:


                                                             (In Thousands)
               1997..........................................    $3,916
               1998..........................................    $4,819
               1999..........................................    $1,963
               2000..........................................    $17,390
               2001..........................................    $5,340
               Thereafter....................................    $7,840
                                                                -------
                         Total..............................    $41,268
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

     A summary of stock option activity is presented below.

                                            Key                                    Option
     Stock Option Activity                Employees         Directors          Price Per Share
     --------------------                ----------        ----------          ---------------
     Outstanding at
          December 31, 1994..               140,000          9,000             $1.25 to $4.38

          Granted..........................  39,000             -                   $5.63

          Exercised........................ (22,000)            -              $1.25 to $4.38

          Forfeited........................  (2,000)            -                   $3.00

     Outstanding at
          December 30, 1995................ 155,000          9,000             $1.25 to $5.63

          Granted..........................  60,000         75,000             $5.25 to $7.50

          Exercised........................ (72,500)        (2,000)            $1.25 to $4.38

          Forfeited........................  (5,900)            -              $3.00 to $5.63
                                           ----------       --------
     Outstanding at
          December 28, 1996...............  136,600         82,000             $1.25 to $7.50
                                          ===========      =========

     The weighted average fair value of options granted was $5.78 and $3.82 in 1996 and 1995, respectively. The Company accounts for options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these options been recorded, the Company's net income and earnings per share would have been reduced as follows:

                                                              1996       1995
                                                              ----       ----
     Earnings from Continuing Operations:    As Reported  $3,083,000  $2,745,000
                                             Pro Forma    $2,893,000  $2,671,000

     Net Earnings:                     As Reported    $473,000  $3,164,000
                                       Pro Forma      $283,000  $3,090,000

     Continuing Operations EPS:        As Reported     $0.35      $0.31
                                       Pro Forma       $0.33      $0.31

     EPS:                              As Reported     $0.05      $0.36
                                       Pro Forma       $0.03      $0.36


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


(7)  INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes."

     The provision for income taxes for continuing operations is summarized as follows:

                                                      (In Thousands)
                                              1996        1995        1994
                                             ------     ------       -----

                   Federal                   $1,153     $(385)       $460
                   State and Local              188       183         144
                   Foreign                       48        62          10
                                              -----     ------       -----
                              Total          $1,389     $(140)       $614
                                             =======    ======      ======

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



                                                      (In Thousands)
                                                   1996      1995      1994
                                                  ------   -------   -------
     U.S. Federal statutory tax rate.....          34.0%     34.0%     34.0%
     Utilizations of NOL and reductions
          in valuation allowance.........         (19.3)    (65.6)    (18.1)
     Permanent book vs. tax
          differences.........................      1.2      15.5       7.6
     Foreign tax losses and rate
          differentials........................    11.0       3.7      (7.0)
     State taxes, net of federal
          benefit..............................     4.2       7.0       5.1
                                                  ------   -------   -------
     Consolidated effective tax rate for
          continuing operations.................   31.1%     (5.4%)    21.6%
                                                  ======   =======   =======

     As of December 28, 1996 and December 30, 1995, the Company had recorded the following deferred tax assets and liabilities which were comprised of the following:
                                                       (In Thousands)
                                                      1996       1995
                                                      ----      -------
      Deferred Tax Assets:
               Net operating loss carry-forwards.. $12,073      $13,736
               Tax credit carry-forwards..........   1,503        1,426
               Accrued pension benefits............    703          606
               Accrued warranty....................    641          469
               Other...............................  1,141          960
               Valuation allowance................. (9,437)     (10,515)
                                                    -------     --------
                         Deferred Tax Assets......   6,624        6,682

     Deferred Tax Liabilities:
               Depreciation.......................  (1,588)      (1,666)
                                                   --------     -------
     Net Deferred Tax Assets......................  $5,036       $5,016
                                                   ========     =======

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

     The decrease in the gross tax asset and the related valuation allowance was primarily due to the utilization of NOL carry-forwards during the year. The utilization of the net operating loss and credit carry-forwards depend on future taxable income during the applicable carry-forward periods. Management evaluates and adjusts the valuation allowance, based on the Company's expected taxable income as part of the annual budgeting process. These adjustments reflect management's judgment as to the Company's ability to generate taxable income which will, more likely than not, be sufficient to recognize these tax assets.


(8)  COMMITMENTS AND CONTINGENCIES

     The Company leases office and plant facilities and equipment under operating leases which expire in fiscal 1997 through 2001. Rental expense was $692,000, $816,000 and $897,000 in fiscal 1996, 1995, and 1994, respectively. Future minimum rental payments under these leases are as follows:

                                                   (In Thousands)
          1997.................................       $782,000
          1998.................................        709,000
          1999.................................        550,000
          2000.................................        552,000
          2001.................................        405,000
             Thereafter........................              -
                                                    ----------
                                                    $2,998,000
                                                    ==========

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

     The following represents net sales as reported by each major geographic region:


                                                     Restated    Restated
                                        1996           1995       1994
                                       -------        --------   --------
               United States           $78,594        $67,878    $60,971

               Asia/Pacific             25,606         20,161     13,641
               Europe/Other             11,248         10,430      8,986
               Latin America             5,281          4,036      6,790
               Canada                   4,036           3,843      3,770
                                      --------       --------    -------
               Total International      46,171         38,470     33,187

               Total Net Sales        $124,765       $106,348    $94,158
                                      ========       =========   ========

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


(11) QUARTERLY DATA (UNAUDITED)

                                                                (In thousands, except per share data)
                                                           Restated   Restated       Restated     Restated
                                                              1st        2nd            3rd          4th
                                                            -------    -------       --------     --------
     1996
     Net sales....................................        $29,510      $28,661        $31,400     $35,194
     Gross margin.................................          8,567        8,529          9,373      10,966
     Operating income.............................          2,288        1,671          2,062         766
     Earnings from continuing
          operations.............................
     (Loss) earnings from
          discontinued operations.................            (80)        (432)        (1,603)      (495)
                                                            ------      -------         ------     ------
     Net earnings (Loss)..........................           $686       $  (31)         $(979)      $797
                                                            ======      ========        ======     =====
     Net earnings (loss) per share:
          Continuing operations...................           $.09         $.04           $.07      $.15
          Discontinued operations.................           (.01)        (.04)          (.19)     (.06)
                                                            ------       -------         -----      ----
     Net earnings (Loss) per
          common share............................           $.08        $.00          $(.12)     $.09
                                                            ======      ========        ======     =====

     1995
     Net sales.....................................       $25,743      $25,646        $27,558   $27,401
     Gross margin..................................         7,667        7,492          8,389     8,959
     Operating income..............................         1,836        1,484          2,117     1,459
     Earnings from continuing
          operations...............................           497          437            739     1,072
     (Loss) earnings from
          discontinued operations..................           168          180            144       (73)
     Net earnings..................................          $665         $617           $883      $999
     Net earnings (loss) per share:
          Continuing operations....................          $.06         $.05           $.08      $.12
          Discontinued operations..................           .02          .02            .02      (.01)
     Net earnings per common
          share.....................................         $.08         $.07           $.10      $.11
                                                            ======      ========        ======     =====

                                 THE MIDDLEBY CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 FISCAL YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995,
                                     AND DECEMBER 31, 1994

                                   Balance    Additions    Write-Offs    Balance
                                  Beginning    Charged     During the     At End
                                  of Period    Expense     The Period    Of Period
                                  ---------   ---------    ----------    ---------
     Allowance for
          doubtful accounts;
          deducted from
          accounts receiv-
          able on the
          balance sheets-

          1994                    $345,000    $202,000    $(205,000)     $342,000

          1995                    $342,000    $170,000    $ (99,000)     $413,000

          1996                    $413,000    $117,000    $ (35,000)     $495,000


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


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE MIDDLEBY CORPORATION
                                           (registrant)

Date May 30, 1997                       BY:  /s/ John J. Hasting
                                           -------------------------------
                                            John J. Hastings, Executive
                                             Vice President, Chief Financial
                                             Officer and Secretary
                                             (Principal Financial and
                                             Accounting Officer)