Form 10-Q
period 1997-06-28
MIDDLEBY CORP
filed 1997-08-12
CIK 769520

                                        FORM 10-Q

                             SECURITIES AND EXCHANGE COMMISSION

                                    WASHINGTON, D.C. 20549


(Mark One)

      X  Quarterly Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

                     FOR THE PERIOD ENDED JUNE 28, 1997

                                     or

     / / Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

                          Commission File No. 1-9973

                      THE MIDDLEBY CORPORATION
       (Exact Name of Registrant as Specified in its Charter)


        DELAWARE                              36-3352497
(State or Other Jurisdiction of (I.R.S. Employer Identification No.) Incorporation or Organization)

2850 W. GOLF ROAD, SUITE 405, ROLLING MEADOWS, ILLINOIS       60008
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone No., including Area Code      (847) 758-3880

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES X      NO

---------
As of June 28, 1997, there were 8,501,453 shares of the registrant's common stock outstanding.

                      THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                             QUARTER ENDED JUNE 28, 1997

                                        INDEX

DESCRIPTION                                                  PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  BALANCE SHEETS                               1
                    June 28, 1997 and December 28, 1996

                  STATEMENTS OF EARNINGS                       2
                    June 28, 1997 and June 29, 1996

                  STATEMENTS OF CASH FLOWS                     3
                    June 28, 1997 and June 29, 1996

                  NOTES TO FINANCIAL STATEMENTS                4

         Item 2.  Management's Discussion and Analysis         8
                  of Financial Condition and Results of
                  Operations

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                           10

PART II. OTHER INFORMATION                                    11

PART I.  FINANCIAL INFORMATION

                      THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                (UNAUDITED)
                                               JUNE 28, 1997    DEC. 28, 1996
                                               -------------    -------------
ASSETS
Cash and Cash Equivalents.............           $ 1,330            $ 1,410
Accounts Receivable, net..............            26,384             19,859
Inventories, net......................            24,681             20,956
Prepaid Expenses and Other............             1,036                939
Net Assets of Discontinued Operations.             1,400              4,082
Current Deferred Taxes................             2,099              2,086
                                                 -------            -------
     Total Current Assets.............            56,930             49,332
Property, Plant and Equipment, net of
  accumulated depreciation of
  $12,546,000 and $11,741,000.........            19,625             18,843
Excess Purchase Price Over Net Assets
  Acquired, net of accumulated
  amortization of $4,444,000 and
  $4,216,000..........................            13,111             13,339
Deferred Taxes........................             1,897              2,950
Other Assets..........................             2,329              1,504
                                                 -------            -------
            Total Assets..............           $93,892            $85,968
                                                 =======            =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Maturities of Long-Term Debt..             2,786             $3,916
Accounts Payable......................            13,472             10,369
Accrued Expenses......................            10,305             10,001
                                                 -------            -------
     Total Current Liabilities........            26,563             24,286
Long-Term Debt........................            39,666             37,352
Minority Interest and Other
  Non-current Liabilities.............             2,554              1,880
Shareholders' Equity:
  Preferred Stock, $.01 par value;
    nonvoting; 2,000,000 shares
    authorized; none issued...........             -                 -
  Common Stock, $.01 par value;
    20,000,000 shares authorized;
    8,476,000 and 8,468,000 issued
    and outstanding in 1997 and
    1996, respectively................                85                 85
  Paid-in Capital.....................            28,350             28,108
  Cumulative Translation Adjustment...              (176)              (184)
  Accumulated Deficit.................            (3,150)            (5,559)
                                                 -------            -------
     Total Shareholders' Equity.......            25,109             22,450
                                                 -------            -------
            Total Liabilities and
              Shareholders' Equity....           $93,892            $85,968
                                                 =======             =======
                                   See accompanying notes

                               THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF EARNINGS
                                (In Thousands, Except Per Share Amounts)
                                             (UNAUDITED)


                                      Three Months Ended             Six Months Ended
                                  ----------------------------   ----------------------------
                                                  Restated                       Restated
                                  June 28, 1997  June 29, 1996   June 28, 1997  June 29, 1996
                                  ------------- --------------   -------------  -------------

Net Sales.......................... $ 42,082       $ 28,661        $ 74,780       $ 58,171

Cost of Sales......................   29,268         20,132          51,492         41,075
                                     --------       --------       ---------       -------
        Gross Margin...............   12,814          8,529          23,288         17,096

Selling and Distribution Expenses..    6,035          4,472          10,716          8,482
General and Administrative Expenses    3,044          2,386           5,719          4,655
                                     --------       --------       ---------       -------
        Income from Operations.....    3,735          1,671           6,853          3,959

Interest Expense and Deferred
  Financing Amortization...........    1,257          1,079           2,338          2,136
Other (Income)Expense, net.........       18            (23)            (20)            (5)
                                     --------       --------       ---------       -------
       Earnings Before Income Taxes    2,460            615           4,535          1,828

Provision for Income Taxes.........      873            214           1,562            661
                                     --------       --------       ---------       -------
        Earnings from Continuing
            Operations.............    1,587            401           2,973          1,167
                                     --------       --------       ---------       -------
Loss from Discontinued Operations,
  Net of Tax.......................        -           (432)              -           (512)

Estimated Loss on Sale of
  Discontinued Operations..........     (564)             -            (564)             -
                                     --------       --------       ---------       -------
         Net Earnings.............. $  1,023        $   (31)       $  2,409        $   655
                                     --------       --------       ---------       -------
Earnings per Share from Continuing
  Operations....................... $   0.18        $   .04        $   0.34        $  0.13

Loss Per Share From Discontinued
  Operations....................... $  (0.06)       $ (0.04)       $  (0.06)       $ (0.05)

Net Earnings Per Share............. $   0.12        $  0.00        $   0.28        $  0.08
                                     --------       --------       ---------       -------


                                                  See accompanying notes

                        THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                      (UNAUDITED)
                                                         SIX MONTHS ENDED
                                                  ----------------------------
                                                                    RESTATED
                                                  June 28,1997   June 29, 1996
                                                  ------------   -------------
     Cash Flows From Operating Activities-
       Net Earnings...........................       $ 2,409      $     655
       Adjustments to reconcile Net Earnings
         to cash provided by continuing
         operating activities-

         Depreciation and amortization........         1,500          1,522
         Utilization of NOL's.................         1,416            325
         Discontinued operations..............           564            512

       Changes in assets and liabilities-
         Accounts receivable..................        (6,525)        (3,775)
         Inventories..........................        (3,725)        (3,743)
         Prepaid expenses and other assets....          (914)          (999)
         Accounts payable and other
           liabilities........................         3,407            628
                                                     -------        -------
       Net Cash Used in Continuing
         Operating Activities.................        (1,868)        (4,875)
                                                     -------        -------
       Net Cash (Used in) Provided by
         Discontinued Operations..............        (2,963)           119
       Net Cash Used in Operating Activities..        (4,831)        (4,756)
                                                     -------        -------
     Cash Flows From Investing Activities-
       Proceeds from Sale of Discontinued
         Operations...........................         5,081              -
       Additions to Property and Equipment....        (1,702)        (2,099)

       Net Cash Provided By (Used in)
         Investing Activities.................         3,379         (2,099)
                                                     -------        -------
     Cash Flows From Financing Activities-
       Increase in revolving credit line, net.         2,687          4,735
       Reduction in term loans................        (2,595)          (799)
       Proceeds(Reduction) from capital
         expenditure loan.....................           (50)           475
       Increase in foreign bank debt..........         1,142          2,557
       Other financing activities, net........           188              -

       Net Cash Provided by
         Financing Activities.................         1,372          6,968
                                                     -------        -------
     Changes in Cash and Cash Equivalents-

       Net (decrease)increase in cash
         and cash equivalents.................           (80)           113
       Cash and cash equivalents at
         beginning of year....................         1,410            972
                                                     -------        -------
       Cash and Cash Equivalents at end
         of quarter...........................        $1,330         $1,085
                                                     =======        =======
     Interest paid............................        $2,011         $2,264
                                                     =======        =======
     Income taxes paid........................         $120             $61
                                                     =======        =======

                                  See accompanying notes
                                        - 3 -

                      THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    JUNE 28, 1997
                                     (UNAUDITED)


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

         In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 28, 1997 and December 28, 1996, and the results of operations for the three and six months ended June 28, 1997 and June 29, 1996 and cash flows for the six months ended June 28, 1997 and June 29, 1996.


    2)   DISCONTINUED OPERATION

         On January 23, 1997,the Company completed the sale of substantially all of the assets of its Victory Refrigeration Company ("Victory") subsidiary to an investor group led by local management at Victory. Gross proceeds from the sale are expected to amount to approximately $6,700,000, less amounts for retained liabilities and transaction costs aggregating approximately $2,600,000. The proceeds are subject to post-closing adjustments. The terms of the sale were the results of arms-length negotiations. This sale was announced on November 1, 1996, concluding the sale of all of the assets of Victory. The sale and leaseback of the Victory facility to an unrelated third party had previously been completed on December 27, 1996 for net proceeds of approximately $4,556,000. Proceeds from these transactions were used to pay down debt.

         The results of the Victory Refrigeration Company subsidiary have been reported separately as a discontinued operation in the consolidated financial statements for all periods presented. The results of the discontinued operations are not necessarily indicative of the results which may have been obtained had the continuing and discontinuing operations been operating independently. Summarized results of the Victory Refrigeration Company for the quarter ended June 29, 1996 are as follows:

                    (IN THOUSANDS)                      June 29, 1996
                                                ----------------------------
                                                Three Months      Six Months
                                                ------------     -----------
                    Net Sales                      $8,778         $17,814
                    Operating Income                 (424)           (303)
                    (Loss) Earnings Before Taxes     (646)           (766)
                    Provision for Taxes              (214)           (254)
                                                   ------         -------
                    (Loss) Earnings from
                         Discontinued Operations   $ (432)        $  (512)
                                                   ======         =======

         Interest expense of $222,000 and $463,000 for the second quarter of 1996 and year to date 1996, has been allocated based upon the ratio of the net assets of the discontinued operations to the consolidated capitalization of the Company. Continuing operations and discontinued operations reflect the net tax expense or tax benefit generated by the respective operations, limited, however, by the income tax benefit recognized in the Company's historical financial statements. No general corporate expenses have been allocated to the discontinued operations.

         The net assets of discontinued operations included in the Consolidated Balance Sheets at June 28, 1997 and December 28, 1996 amounted to $1,600,000 and $4,082,000, respectively. The June 28, 1997 amount represents the remaining amount due from the buyers. The Company expects that $1,200,000 will be received during the third quarter of 1997, with the remaining $400,000 payable in two annual
         installments on June   ,1998 and June   ,1999 with accrued interest.
         The December 30, 1996 amount consists primarily of receivables, inventory and equipment related to the discontinued operations, net of accounts payable, accrued liabilities and closing costs associated with the sale.

    3)   INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes.

         The Company has recorded an income tax provision of $1,562,000 for the fiscal six months ended June 28, 1997. The Company has significant tax loss carry-forwards, and although a tax provision is recorded, the Company makes no payment of federal tax other than AMT amounts.

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

    4)   EARNINGS PER SHARE

         Earnings per share of common stock are based upon the weighted average number of outstanding shares of common stock and common stock equivalents. The treasury stock method is used in computing common stock equivalents, which included stock options and a warrant issued in conjunction with the senior secured note. The terms of the warrant provide for the purchase of 250,000 shares at $3 per share. Alternatively, under certain conditions, the warrant terms provide for the purchase of 200,000 shares at $.01 per share. Earnings per share were computed based upon the weighted average number of common shares outstanding of 8,795,000 and 8,715,000 for the fiscal quarters ended June 28, 1997 and June 29, 1996, respectively and 8,758,000 and 8,707,000 for the fiscal year-to-date periods ended June 28, 1997 and June 29, 1996, respectively.

         The Company is required to adopt "FAS 128: Earnings Per Share" during the fourth quarter of 1997. Under this method, average shares outstanding would have been 8,481,000 and 8,405,000 for the fiscal quarters ended June 28, 1997 and June 29, 1996, respectively and 8,476,000 and 8,401,000 for the year-to-date periods ended
         June 28, 1997 and June 29, 1996, respectively. The adoption of this accounting method would not affect earnings per share for the quarter or year-to-date periods ended June 28, 1997 and June 29, 1996.


    5)   INVENTORIES

         Inventories are valued using the first-in, first-out method.

         Inventories consist of the following:

                                                   (In Thousands)
                                          June 28, 1997        Dec. 28, 1996
                                          -------------        -------------
    Raw Materials and Parts                  $7,528                $6,492
    Work-in-Process                           4,535                 4,621
    Finished Goods                           12,618                 9,843
                                            -------               -------
                                            $24,681               $20,956
                                            =======               =======

    6)   ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                    (In Thousands)
                                          June 28, 1997        Dec. 28, 1996
                                          -------------        -------------
         Accrued payroll and
           related expenses.........        $3,345                 $3,567
         Accrued commissions........         1,549                  1,392
         Accrued warranty...........         1,363                  1,252
            Other accrued expenses.....      4,048                  3,790
                                           -------                -------
                                           $10,305                $10,001
                                           =======                =======

    7)   RECLASSIFICATIONS AND RESTATEMENT

         Sale of Discontinued Operations:
         The financial statements exclude Victory Refrigeration Company which has been accounted for as a discontinued operation
         (see Note 2 to the Financial Statements).

         Litigation Settlement Accounting:
         During 1996, the Company restated its accounting for the proceeds from the September, 1993 litigation settlement with the Hussmann Corporation in accordance with generally accepted accounting principles (GAAP). The effect of this accounting change was to record a greater gain from the litigation settlement. Certain assets related to the 1989 acquisition that were written-off as a result of the Company's original accounting for the settlement in 1993, were restored in the historical financial statements or written-off in periods prior to 1993. The effect on the financial statements for the periods ended June 28, 1997 and June 29, 1996 was to increase non-cash amortization charges by $49,000 or $.01 per share and $69,000, or $.01 per share, respectively.

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

RESULTS OF OPERATIONS

NET SALES:

Net sales for the fiscal quarter ended June 28, 1997 were $42,082,000, an increase of $13,421,000 (46.8%) as compared to $28,661,000 in the prior year's second quarter. Net sales for the six month period ended June 28, 1997 were $74,780,000, an increase of $16,609,000 (28.6%) as compared to
$58,171,000 in the prior six month period ended June 29, 1996. The overall sales increase was largely due to unit volume increases.

Sales from the Company's cooking and warming equipment manufacturing divisions increased 49% and 31% for the quarter and year-to-date periods ended June 28, 1997, respectively. Within the equipment manufacturing divisions, sales in the conveyor oven product line increased 68% and 44% for the quarter and year-to-date periods. The quarter and year-to-date periods included increased sales to a major restaurant chain to support the introduction of a new product. This customer's order also included $3.3 million of equipment upgrade parts and field service work to improve existing, installed equipment within their system. Sales in the core cooking and steaming equipment line increased 29% and 15% in the quarter and year-to-date periods. Sales in the counterline cooking and warming equipment line increased 14% and 4% in the quarter and year-to-date periods.

International sales represented 35% of total sales for the quarter and year-to-date, an increase of 38% and 19% as compared to the prior year periods. Sales of the Company's international-based fabricated equipment division increased by 47% and 37% for the quarter and year-to-date periods. Sales of the Company's international distribution group increased 50% and 23% for the quarter and year-to-date periods.

GROSS MARGIN:

Gross margin increased $4,285,000 (50.2%) for the quarter to $12,814,000, as compared to $8,529,000 in the prior year's quarter. Gross margin increased $6,192,000 (36.2%) for the year-to-date period to $23,288,000, as compared to $17,096,000 in the prior year-to-date period. As a percentage of net sales, gross margin increased 0.6% to 30.5% for the quarter from 29.8% in the prior year's quarter and increased 1.7% to 31.1% for the year-to-date period from 29.4% in the prior year-to-date period. The increase in gross margin percent was primarily due to the higher sales level and capacity utilization, improved manufacturing efficiencies and favorable product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses increased $2,221,000 (32.4%) for the quarter to $9,079,000 as compared to $6,858,000 in the prior year's quarter and increased $3,298,000 (25.1%) for the year-to-date period to $16,435,000 as compared to $13,137,000 in the prior year-to-date period. Increased selling, general and administrative expenses were primarily due to variable costs associated with the higher sales volume and the continued expansion of the Company's international sales and service capabilities, including the establishment of sales and distribution offices in Taiwan, Mexico, Japan and Korea during the past twelve months. As a percentage of sales, selling, general and administrative expenses decreased to 21.6% and 22.0% for the quarter and year-to-date ended June 28, 1997, compared to 23.9% and 22.6% for the prior year periods ended June 29, 1996.

INTEREST EXPENSE AND DEFERRED FINANCING COSTS:

Interest expense and deferred financing costs for the quarter ended June 28, 1997 increased $178,000 (16.5%) to $1,257,000 as compared to $1,079,000 in the prior year fiscal quarter. Interest expense and deferred financing costs for the year-to-date period ended June 28, 1997 increased $202,000 (9.5%) to $2,338,000 as compared to $2,136,000 in the prior year-to-date period. The increase, primarily in the second quarter, was due to a higher average outstanding debt balance to support working capital needs related to the higher sales level.

EARNINGS:

The Company recorded net earnings from continuing operations of $1,587,000 for the quarter ended June 28, 1997 compared to earnings from continuing operations of $401,000 for the prior year quarter ended June 29, 1996. For the year-to-date period ended June 28, 1997 the Company recorded earnings from continuing operations of $2,973,000 compared to $1,167,000 in the prior year-to-date period ended June 29, 1996. The Company recorded an additional estimated loss on disposal of discontinued operations of $564,000, net of tax, during the second fiscal quarter. During the prior year's second quarter and year-to-date periods the Company recorded net losses from discontinued operations of $432,000 and $512,000, respectively. The Company recorded net earnings of $1,023,000 for the quarter ended June 28, 1997 as compared to a net loss of $31,000 for the prior year quarter ended June 29, 1996. For the year-to-date period ended June 28, 1997 the Company recorded net earnings of $2,409,000 compared to $655,000 in the prior year-to-date period ended June 29, 1996

FINANCIAL CONDITION AND LIQUIDITY

For the six months ended June 28, 1997, net cash provided by operating activities before changes in assets and liabilities was $5,889,000, as compared to $3,014,000 for the six months ended June 29, 1996. Net cash used by continuing operating activities after changes in assets and liabilities was $1,868,000 as compared to net cash used of $4,875,000 in the prior year-to-date period. Accounts receivable increased $6,525,000, and inventories increased $3,725,000. These increases were partially offset by increased accounts payable and other liabilities of $3,407,000. The increase in accounts receivable was largely due to the sales increase, particularly in the second quarter. Inventories increased to support the increased sales level and due to increased international distribution centers.

During the first six months of 1997, the Company increased its overall outstanding debt by $1,184,000 under various facilities. During this period the Company increased its borrowings on its revolving credit line by $2,687,000, repaid $2,645,000 on its term loans and increased its borrowings with a foreign lending institution by $1,144,000 primarily to finance the Company's international expansion.

The Company maintains a revolving credit facility which, as of June 28, 1997, provided $23,445,000 of total borrowing availability. There was $17,237,000 outstanding under this facility at June 28, 1997. The Company has executed letters of credit of $991,000 against this facility, leaving an available line of credit of $5,217,000 at June 28, 1997. The Company believes that its cash flow from operations, together with available financing and cash on hand, will be sufficient to fund its working capital needs, capital expenditure program, and debt amortization.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                         PART II.  OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended June 28, 1997, except as follows:

ITEM 2. CHANGES IN SECURITIES

c)   During the second quarter of fiscal 1997, the Company issued
     3,000 shares of the Company's common stock to a director and 3,000 shares to an officer pursuant to the exercise of stock options, for $5,625 and $16,875, respectively. Such options were granted at an exercise price of $1.875 and $5.625 per share. Additionally, the Company issued 24,515 shares in connection with the establishment of Middleby Japan Corporation. The issuances of such shares were exempt under the Securities Act of 1933, as amended, pursuant to section 4(2) thereof, as transactions not involving a public offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 1997, the Company held its 1997 Annual Meeting of Stockholders. The following persons were elected as directors to hold office until the 1998 Annual Meeting of Stockholders: Robert R. Henry,
A. Don Lummus, John R. Miller III, Philip G. Putnam, David P. Riley, Sabin C. Streeter, Joseph G. Tompkins, William F. Whitman, Jr., Laura B. Whitman and Robert R. Yohe. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

     Nominee        For           Withheld      Abstained
     -------        ---           --------      ---------
     Henry          7,954,240     13,105        0
     Lummus         7,954,240     13,105        0
     Miller         7,954,215     13,130        0
     Putnam         7,954,240     13,105        0
     Riley          7,951,240     16,105        0
     Streeter       7,954,240     13,105        0
     Tompkins       7,954,240     13,105        0
     Whitman, W.    7,951,140     16,205        0
     Whitman, L.    7,946,565     20,780        0
     Yohe           7,953,840     13,505        0

The stockholders also voted to approve the ratification of the selection of Arthur Andersen LLP as independent auditors for the Company for the fiscal year ending January 3, 1998. 7,940,837 shares were cast for such election, 18,708 shares were cast against such election, and 7,800 shares abstained. There were no broker non-votes with respect to either of these proposals.


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


                                      THE MIDDLEBY CORPORATION
                                      --------------------------------
                                      (Registrant)


Date       August 12, 1997           By: /s/ John J. Hastings
     ----------------------------        ------------------------------
                                      John J. Hastings, Executive
                                        Vice President, Chief
                                        Financial Officer and
                                        Secretary
                                        (Principal Financial and
                                        Accounting Officer)