Form 10-Q
period 1997-09-27
MIDDLEBY CORP
filed 1997-11-10
CIK 769520

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549


(Mark One)

     /X/  Quarterly Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

               FOR THE PERIODS ENDED SEPTEMBER 27, 1997

                                  or

     / /  Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

                      Commission File No. 1-9973

                      THE MIDDLEBY CORPORATION
       ------------------------------------------------------
       (Exact Name of Registrant as Specified in its Charter)


        DELAWARE                                 36-3352497
        --------                                 ----------
(State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
Incorporation or Organization)

2850 W. GOLF ROAD, SUITE 405, ROLLING MEADOWS, ILLINOIS      60008
-------------------------------------------------------    -----------
(Address of Principal Executive Offices)                   (Zip Code)


Registrant's Telephone No., including Area Code      (847) 758-3880
                                                     ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  YES    X      NO
                                                        ----         ----
As of September 27, 1997, there were 8,501,453 shares of the Registrant's common stock outstanding.

              THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                   QUARTER ENDED SEPTEMBER 27, 1997


                                INDEX

DESCRIPTION                                                    PAGE
-----------                                                    -----
PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  BALANCE SHEETS                                  1
                    September 27, 1997 and December 28, 1996

                  STATEMENTS OF EARNINGS                          2
                    September 27, 1997 and September 28, 1996

                  STATEMENTS OF CASH FLOWS                        3
                    September 27, 1997 and September 28, 1996

                  NOTES TO FINANCIAL STATEMENTS                   4

         Item 2.  Management's Discussion and Analysis            8
                  of Financial Condition and Results of
                  Operations

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                              13

PART II. OTHER INFORMATION                                       13

PART I.  FINANCIAL INFORMATION

                   THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           (UNAUDITED)
                                          SEPT. 27, 1997    DEC. 28, 1996
                                          --------------    -------------
ASSETS
Cash and cash equivalents.............      $ 1,798            $ 1,410
Accounts receivable, net..............       24,047             19,859
Inventories, net......................       25,811             20,956
Prepaid expenses and other............        1,205                939
Net assets of discontinued operations.          200              4,082
Current deferred taxes................        2,099              2,086
                                            -------            -------
     Total current assets.............       55,160             49,332
Property, plant and equipment, net of
  accumulated depreciation of
  $12,925 and $11,741 ................       19,872             18,843
Excess purchase price over net assets
  acquired, net of accumulated
  amortization of $4,559 and
  $4,216 .............................       12,996             13,339
Deferred taxes........................        1,380              2,950
Other assets..........................        2,358              1,504
                                            -------            -------
            Total assets..............      $91,766            $85,968
                                            -------            -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt..      $ 2,769            $ 3,916
Accounts payable......................       11,686             10,369
Accrued expenses......................       10,471             10,001
                                            -------            -------
     Total current liabilities........       24,926             24,286
Long-term debt........................       38,579             37,352
Minority interest and other
  non-current liabilities.............        2,312              1,880
Shareholders' equity:
  Preferred stock, $.01 par value;
    nonvoting; 2,000,000 shares
    authorized; none issued...........             -                 -
  Common stock, $.01 par value;
    20,000,000 shares authorized;
    8,501,000 and 8,468,000 issued
    and outstanding in 1997 and
    1996, respectively................           85                 85
  Paid-in capital.....................       28,349             28,108
  Cumulative translation adjustment...         (566)              (184)
  Accumulated deficit.................       (1,919)            (5,559)
                                            -------            -------
     Total shareholders' equity.......       25,949             22,450
                                            -------            -------
            Total liabilities and
              shareholders' equity....      $91,766            $85,968
                                            -------            -------
                                            -------            -------

                            See accompanying notes
                                    - 1 -

                   THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                    Three Months Ended             Nine Months Ended
                               ----------------------------   ----------------------------
                                                 Restated                       Restated
                               Sept 27, 1997  Sept 28, 1996   Sept 27, 1997  Sept 28, 1996
                               -------------  -------------   -------------  -------------
Net sales......................     $ 35,850       $ 31,400       $ 110,630       $ 89,571

Cost of sales..................       24,848         22,027          76,340         63,102
                                    --------       --------       ---------       --------
        Gross profit...........       11,002          9,373          34,290         26,469

Selling and distribution expenses..    5,450          4,797          16,166         13,279
General and administrative expenses..  2,665          2,514           8,384          7,169
                                    --------       --------       ---------       --------
        Income from operations.....    2,887          2,062           9,740          6,021

Interest expense and deferred
  financing amortization...........    1,030          1,145           3,368          3,281
Other (income)expense, net.........        7           (115)            (13)          (120)
                                    --------       --------       ---------       --------
        Earnings before income taxes.  1,850          1,032           6,385          2,860

Provision for income taxes...........    619            408           2,181          1,069
                                    --------       --------       ---------       --------
        Earnings from continuing
            operations...............  1,231            624           4,204          1,791
                                    --------       --------       ---------       --------
Loss from discontinued operations,
  net of tax.........................      -           (232)              -           (744)

Estimated loss on disposal including
  provision for operating losses
  during the phase-out period........      -         (1,371)            (564)       (1,371)
                                    --------       --------       ---------       --------
         Net earnings (loss).........$ 1,231        $  (979)        $  3,640       $  (324)
                                    --------       --------       ---------       --------

Earnings per share from continuing
  operations.........................$  0.14        $  0.07         $   0.48       $  0.20

Loss per share from discontinued
  operations.........................$  0.00        $ (0.19)        $  (0.06)      $ (0.24)
                                    --------       --------       ---------       --------
Net earnings (loss) per share........$  0.14        $ (0.12)        $   0.42       $ (0.04)
                                    --------       --------       ---------       --------
                                    --------       --------       ---------       --------



                                                See accompanying notes

                  THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                                   NINE MONTHS ENDED
                                              -----------------------------
                                                               RESTATED
                                              SEPT 27,1997   SEPT 28, 1996
                                              ------------   --------------
 Cash flows from operating activities-
   Net earnings (loss)....................      $ 3,640       $   (324)
   Adjustments to reconcile net earnings
     to cash provided by continuing
     operating activities-
     Depreciation and amortization........        2,150          2,054
     Utilization of NOL's.................        1,991            972
     Discontinued operations..............            -          2,115

     Changes in assets and liabilities-
       Accounts receivable................       (4,188)        (5,057)
       Inventories........................       (4,855)        (2,742)
       Prepaid expenses and other assets..       (1,829)          (982)
       Accounts payable and other
       liabilities........................        1,787          1,352
                                                -------        -------
   Net cash used in continuing
     operating activities.................       (1,304)        (2,612)
   Net cash (used in) provided by
     discontinued operations..............       (2,399)           715
                                                -------        -------
    Net cash used in operating activities..      (3,703)        (1,897)
                                                -------        -------
 Cash flows from investing activities-
   Proceeds from sale of discontinued
     operations...........................        6,281              -
   Additions to property and equipment....       (2,458)        (2,564)
   Discontinued operations................            -           (176)
                                                -------        -------
   Net cash provided by (used in)
     investing activities.................        3,823         (2,740)
                                                -------        -------
 Cash flows from financing activities-
   Increase in revolving credit line, net.        2,586          2,993
   Reduction in term loans................       (3,195)        (1,382)
   (Reduction in) Proceeds from
     capital expenditure loan.............          (75)           450
   Increase in foreign bank debt..........          774          2,562
   Other financing activities, net........          178              -
                                                -------        -------
   Net cash provided by
     financing activities.................          268          4,623
                                                -------        -------
 Changes in cash and cash equivalents-
   Net increase (decrease)in cash
     and cash equivalents.................          388            (14)
   Cash and cash equivalents at
     beginning of year....................        1,410            972
                                                -------        -------
   Cash and cash equivalents at end
     of quarter...........................      $ 1,798        $   958
                                                -------        -------
                                                -------        -------
 Interest paid............................      $ 2,777        $ 3,434
                                                -------        -------
                                                -------        -------
 Income taxes paid........................      $   245        $    96
                                                -------        -------
                                                -------        -------


                          See accompanying notes

                 THE MIDDLEBY CORPORATION AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             SEPTEMBER 27, 1997
                                (UNAUDITED)


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

         In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 27, 1997 and December 28, 1996, and the results of operations for the three and nine months ended September 27, 1997 and September 28, 1996 and cash flows for the nine months ended September 27, 1997 and September 28, 1996.


    2)   DISCONTINUED OPERATION

          On January 23, 1997,the Company completed the sale of substantially all of the assets of its Victory Refrigeration Company ("Victory") subsidiary to an investor group led by local management. Gross proceeds from the sale amounted to approximately $6,700,000, less amounts for retained liabilities and transaction costs aggregating approximately $2,600,000. The terms of the sale were the results of arms-length negotiations. This sale was announced on November 1, 1996, concluding the sale of all of the assets of Victory. The sale and leaseback of the Victory facility to an unrelated third party had previously been completed on December 27, 1996 for net proceeds of approximately $4,556,000. Proceeds from these transactions were used to pay down debt.

          The results of Victory have been reported separately as a discontinued operation in the consolidated financial statements for all periods presented. The results of the discontinued operations are not necessarily indicative of the results which may have been obtained had the continuing and discontinuing operations been operating independently. Summarized results of Victory for the three and nine months ended September 28, 1996 are as follows:

                                                  September 28, 1996
                                              -------------------------
                                              Three Months  Nine Months
                                              ------------  -----------
                                                     (In Thousands)

               Net sales.....................     $ 9,876      $27,261
               (Loss) from operations........        (155)        (458)
               (Loss) before taxes ..........        (346)      (1,112)
               Provision for taxes...........        (114)        (368)
                                                  -------      -------
               (Loss) from Discontinued
                  Operations.................     $  (232)     $  (744)
                                                  -------      -------
                                                  -------      -------

          Interest expense of $190,000 and $653,000 for the three and nine month periods ended September 28, 1996 has been allocated based upon the ratio of the net assets of the discontinued operations to the consolidated capitalization of the Company. Continuing operations and discontinued operations reflect the net tax expense or tax benefit generated by the respective operations, limited, however, by the income tax benefit recognized in the Company's historical financial statements. No general corporate expenses have been allocated to the discontinued operations.

          The net assets of discontinued operations included in the Consolidated Balance Sheets at September 27, 1997 and December 28, 1996 amounted to $400,000 and $4,082,000, respectively. The September 27, 1997 amount represents the remaining amount due from the buyers. The Company received $1,200,000 during the third quarter of 1997. The remaining $400,000 is payable in two annual
          installments in June, 1998 and June, 1999.   The December 30,
          1996 amount consists primarily of receivables, inventory and equipment related to the discontinued operations, net of accounts payable, accrued liabilities and closing costs associated with the sale.


    3)   INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes.

         The Company has recorded an income tax provision of $2,181,000 for the fiscal nine months ended September 27, 1997. The Company has significant tax loss carry-forwards, and although a tax provision is recorded, the Company makes no payment of federal tax other than AMT amounts. The utilization of the net operating loss and credit carry-forwards depend on future taxable income during the applicable carry-forward periods.

         Management evaluates and adjusts the valuation allowance, based on the Company's expected taxable income as part of the annual budgeting process. These adjustments reflect management's judgment as to the Company's ability to generate taxable income which will, more likely than not, be sufficient to recognize these tax assets.


    4)   EARNINGS PER SHARE

         Earnings per share of common stock are based upon the weighted average number of outstanding shares of common stock and common stock equivalents. The treasury stock method is used in computing common stock equivalents, which includes stock options and a warrant issued in conjunction with the senior secured note. The terms of the warrant provide for the purchase of 250,000 shares at $3.00 per share. Alternatively, under certain conditions, the warrant terms provide for the purchase of 200,000 shares at $0.01 per share. The warrant is currently exercisable for 250,000 shares at $3.00 per share and expires July 10, 2003. Earnings per share were computed based upon the weighted average number of common shares outstanding of 8,793,000 and 8,687,000 for the fiscal quarters ended September 27, 1997 and September 28, 1996, respectively and 8,742,000 and 8,696,000 for the fiscal year-to-date periods ended September 27, 1997 and September 28, 1996, respectively

         The Company is required to adopt "FAS 128: Earnings Per Share" during the fourth quarter of 1997. Under this method, average shares outstanding would have been 8,501,000 and 8,417,000 for the fiscal quarters ended September 27, 1997 and September 28, 1996, respectively and 8,484,000 and 8,406,000 for the year-to-date periods ended September 27, 1997 and September 28, 1996, respectively. The adoption of this accounting method would not affect earnings per share for the quarter or year-to-date periods ended September 27, 1997 and September 28, 1996.


    5)   INVENTORIES

         Inventories are valued using the first-in, first-out method.

         Inventories consist of the following:


                                          Sept. 27, 1997  Dec. 28, 1996
                                          --------------  -------------
                                                 (In Thousands)

         Raw Materials and Parts..........     $  7,435       $  6,492
         Work-in-Process..................        4,795          4,621
         Finished Goods...................       13,581          9,843
                                                -------        -------
                                               $ 25,811       $ 20,956
                                               --------       ---------
                                               --------       ---------

    6)   ACCRUED EXPENSES

         Accrued expenses consist of the following:


                                          Sept. 27, 1997  Dec. 28, 1996
                                          --------------  -------------
                                                 (In Thousands)
         Accrued payroll and
           related expenses...............      $ 3,723        $ 3,567
         Accrued commissions..............        1,728          1,392
         Accrued warranty.................        1,269          1,252
         Other accrued expenses...........        3,751          3,790
                                                -------        -------
                                                $10,471        $10,001
                                                -------        -------
                                                -------        -------

    7)   RECLASSIFICATIONS AND RESTATEMENT

         Sale of Discontinued Operations:

         The financial statements exclude Victory which has been accounted for as a discontinued operation (see Note 2 to the Financial Statements).

         Litigation Settlement Accounting:

         During 1996, the Company restated its accounting for the proceeds from the September, 1993 litigation settlement with the Hussmann Corporation in accordance with generally accepted accounting principles (GAAP). The effect of this accounting change was to record a greater gain from the litigation settlement. Certain assets related to the 1989 acquisition that were written-off as a result of the Company's original accounting for the settlement in 1993 were restored in the historical financial statements or written-off in periods prior to 1993. The effect on the financial statements for the periods ended September 27, 1997 and September 28, 1996 was to increase non-cash amortization charges by $49,000 or $0.01 per share and $69,000, or $0.01 per share, respectively.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED).


    INFORMATIONAL NOTE

    This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers that these statements are highly dependent upon a variety of important factors which could cause such results or events to differ materially from such statements. Such factors include, but are not limited to, changing market conditions; the availability and cost of raw materials; the impact of competitive products and pricing; the timely development and market acceptance of the Company's products; foreign exchange and political risks affecting international sales; and other risks detailed herein and from time-to-time in the Company's Securities and Exchange Commission filings, including those discussed under the heading "Risk Factors" in the Company's Registration Statement on Form S-2 (No. 333-35397) filed with the Securities and Exchange Commission.



                                                                 NET SALES SUMMARY
                                                               (DOLLARS IN THOUSANDS)


                                                THREE MONTHS ENDED                           NINE MONTHS ENDED
                                    SEPT. 27, 1997          SEPT. 28, 1996         SEPT. 27, 1997          SEPT. 28, 1996
                                 --------------------    --------------------   --------------------      ------------------
                                  Sales       Percent     Sales       Percent    Sales        Percent     Sales      Percent
                                 -------     --------    -------      -------   -------       -------    -------    ---------
    BUSINESS DIVISIONS
    Conveyor oven
      equipment.............     $11,473       32.0%     $10,187       32.4%    $40,911        37.0%     $28,729      32.1%
    Counterline cooking
      equipment and
      specialty products...        5,219       14.6%       5,189       16.5%     15,586        14.1%      15,057      16.8%
    Core cooking
      equipment.............       9,230       25.7%       7,126       22.7%     25,236        22.8%      20,993      23.4%
                                 -------      ------     -------      ------   --------       ------     -------     ------
       TOTAL COOKING AND
        WARMING EQUIPMENT
         DIVISIONS.........       25,922       72.3%      22,502       71.6%     81,733        73.9%      64,779      72.3%
    International specialty
      equipment............        2,154        6.0%       1,801        5.7%      5,893         5.3%       4,540       5.1%
    International
      distribution (1)......      11,456       32.0%      10,103       32.2%     34,477        31.2%      29,383      32.8%
                                 -------      ------     -------      ------   --------       ------     -------     ------
       TOTAL INTERNATIONAL
        DIVISIONS.........        13,610       38.0%      11,904       37.9%     40,370        36.5%      33,923      37.9%
    Intercompany
     sales (2).............       (3,728)     (10.4%)     (3,279)     (10.4%)   (11,578)      (10.5%)    (10,270)    (11.5%)
    Other..................           46        0.1%         273        0.9%        105         0.1%       1,139       1.3%
                                 -------      ------     -------      ------   --------       ------     -------     ------
       TOTAL...............      $35,850      100.0%     $31,400      100.0%   $110,630       100.0%     $89,571     100.0%
                                 -------      ------     -------      ------   --------       ------     -------     ------
                                 -------      ------     -------      ------   --------       ------     -------     ------

    (1) Consists of sales of products manufactured by Middleby and products manufactured by third parties.
    (2) Consists of sales to the Company's international distribution division from the Company's other business divisions.

    RESULTS OF OPERATIONS

    The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      ----------------------------  ----------------------------
                                                      SEPT 27, 1997  SEPT 28, 1996  SEPT 27, 1997  SEPT 28, 1996
                                                      -------------  -------------  -------------  -------------
    Net Sales ....................................           100.0%         100.0%         100.0%         100.0%
    Cost of Sales ................................            69.3%          70.1%          69.0%          70.4%
                                                             ------         ------         ------         ------
      Gross Profit. ..............................            30.7%          29.9%          31.0%          29.6%
    Selling, general and administrative expenses..            22.6%          23.3%          22.2%          22.8%
                                                             ------         ------         ------         ------
      Income from operations......................             8.1%           6.6%           8.8%           6.8%
    Interest expense and deferred financing
     amortization, net............................             2.9%           3.6%           3.0%           3.7%
    Other (income) expense, net...................             0.0%          (0.3%)          0.0%          (0.1%)
                                                             ------         ------         ------         ------
      Earnings before income taxes................             5.2%           3.3%           5.8%           3.2%
    Provision (benefit) for income taxes..........             1.7%           1.3%           2.0%           1.2%
                                                             ------         ------         ------         ------
      Net earnings from continuing operations.....             3.5%           2.0%           3.8%           2.0%
                                                             ------         ------         ------         ------
                                                             ------         ------         ------         ------



    THREE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 28, 1996

    NET SALES. Net sales in the three-month period ended September 27, 1997 increased $4.5 million or 14% to $35.9 million as compared to $31.4 million in the three-month period ended September 28, 1996, reflecting higher unit volume in the Company's cooking and warming equipment divisions and international divisions.

    Sales of the Company's cooking and warming equipment divisions increased 15% for the three-month period ended September 27, 1997, led by a 30% increase in sales of the core cooking equipment division. The increase at this division is primarily due to continued market penetration and new products. Sales of the conveyor oven equipment division increased 13% in the three-month period as major chain customers continue to expand and upgrade equipment. Sales of the counterline cooking equipment and specialty products division increased 1% in the three-month period.

    Sales of the international divisions represented 38% of total sales in the three-month period and increased 14% as compared to the prior year period. Sales of the Company's international specialty equipment division increased 20% in the three-month period, reflecting the increase in production capacity since the opening of the new Philippines factory in mid-1996. Sales of the Company's international distribution division increased 13% in this three-month period, primarily due to the Company's sales and distribution offices established over the past three years.

    GROSS PROFIT. Gross profit increased $1.6 million or 17% in the three-month period to $11.0 million as compared to $9.4 million in the prior year period. As a percentage of net sales, gross profit margin increased 0.8% to 30.7% from 29.9%. The increase in gross margin percent was primarily due to higher capacity utilization and improved manufacturing efficiencies at the Philippines operation, which moved into a newly constructed facility in 1996, as well as increased leverage of overhead costs at the core cooking equipment division.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $0.8 million or 11% in the three-month period to $8.1 million as compared to $7.3 million in the prior year period. The increase was primarily due to variable costs associated with the higher sales volume and the expansion of the Company's international sales and service capabilities, including the establishment of sales and distribution offices in Mexico, Japan and Korea during the past twelve months. As a percentage of sales, selling, general and administrative expenses decreased to 22.6% from 23.3% as expenses were leveraged over the higher sales volume.

    INCOME FROM OPERATIONS. Income from operations increased $0.8 million or 40% to $2.9 million for the three-month period ended September 27, 1997 from $2.1 million in the prior year period. The improvement in income from operations was attributable to the higher sales volumes and gross profit increases.

    INTEREST EXPENSE AND DEFERRED FINANCING AMORTIZATION. Interest expense and deferred financing amortization for the three-months ended September 27, 1997 decreased 10% to $1.0 million as compared to $1.1 million in the prior year period. The decrease was due to a lower average outstanding debt balance.

    INCOME TAXES. The Company recorded a net tax provision of $0.6 million for the three-month period ended September 27, 1997 as compared to a net tax provision of $0.4 million in the prior year period. There were no tax benefits due to net operating loss utilization or valuation allowance reductions recorded in either three-month period, as it has been the Company's policy to evaluate and adjust the valuation allowances in conjunction with the annual budgeting process.

    NET EARNINGS. For the three-month period ended September 27, 1997, the Company recorded net earnings from continuing operations of $1.2 million as compared to $0.6 million in the prior year period. During the prior year quarter the Company recorded net losses from discontinued operations of $1.6 million. For the three months ended September 27, 1997, the Company recorded net earnings of $1.2 million as compared to a net loss of $1.0 million in the prior year period.

    NINE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 28, 1996

    NET SALES. Net sales in the nine-month period ended September 27, 1997 increased $21.0 million or 24% to $110.6 million as compared to $89.6 million in the nine-month period ended September 28, 1996, reflecting higher unit volume in the Company's cooking and warming equipment divisions and international divisions.

    Sales of the Company's cooking and warming equipment divisions increased 26% for the nine-month period ended September 27, 1997, led by a 42% increase in sales of the conveyor oven equipment division due to new store expansion and equipment upgrade programs of major restaurant chains. The period also included increased sales to a major restaurant chain, primarily during the second quarter, to support the introduction of a new product, including $4.5 million of equipment upgrade kits and field service work to improve existing equipment within their system. Sales of the core cooking equipment division increased 20% in this nine-month period due primarily to continued market penetration and new products. Sales of the counterline cooking equipment and specialty products division increased 4% in this nine-month period, even though sales in the prior year period included a large equipment roll-out to an international chain customer.

    Sales of the international divisions represented 37% of total sales in the nine-month period and increased 19% as compared to the prior year period. Sales of the Company's international specialty equipment division increased 30% in the nine-month period, reflecting the increase in production capacity since the opening of the new Philippines factory in mid-1996. Sales of the Company's international distribution division increased 17% in this nine-month period, primarily due to the Company's sales and distribution offices established over the past three years.


    GROSS PROFIT. Gross profit increased $7.8 million or 30% in the nine-month period to $34.3 million as compared to $26.5 million in the prior year period. As a percentage of net sales, gross profit margin increased 0.4% to 31.0% from 29.6%. The increase in gross margin percent was primarily due to the higher sales level and capacity utilization, improved manufacturing efficiencies and favorable product mix.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4.1 million or 20% in the nine-month period to $24.5 million as compared to $20.4 million in the prior year period. The increase was primarily due to variable costs associated with the higher sales volume and the expansion of the Company's international sales and service capabilities, including the establishment of sales and distribution offices in Mexico, Japan, Korea and Taiwan during the past eighteen months. As a percentage of sales, selling, general and administrative expenses decreased to 22.2% from 22.8% as expenses were leveraged over the higher sales volume.

    INCOME FROM OPERATIONS. Income from operations increased $3.7 million or 62% to $9.7 million for the nine-month period ended September 27, 1997 from $6.0 million in the prior year period. The improvement in income from operations was attributable to the higher sales volumes and gross profit increases.

    INTEREST EXPENSE AND DEFERRED FINANCING AMORTIZATION. Interest expense and deferred financing amortization for the nine-months ended September 27, 1997 increased 3% to $3.4 million as compared to $3.3 million in the prior year period. The increase was due to a higher average outstanding debt balance.


    INCOME TAXES. The Company recorded a net tax provision of $2.2 million for the nine-month period ended September 27, 1997 as compared to a net tax provision of $1.1 million in the prior year period. There were no tax benefits due to net operating loss utilization or valuation allowance reductions recorded in either nine-month period, as it has been the Company's policy to evaluate and adjust the valuation allowances in conjunction with the annual budgeting process.

    NET EARNINGS. For the nine-month period ended September 27, 1997, the Company recorded net earnings from continuing operations of $4.2 million as compared to $1.8 million in the prior year period. The Company recorded an additional estimated loss on disposal of discontinued operations of $0.6 million, net of tax, during the second fiscal quarter of 1997. During the prior year nine-month period the Company recorded net losses from discontinued operations of $2.1 million. For the nine months ended September 27, 1997, the Company recorded net earnings of $3.6 million as compared to a net loss of $0.3 million in the prior year period.


    FINANCIAL CONDITION AND LIQUIDITY

    For the nine months ended September 27, 1997, net cash provided by operating activities before changes in assets and liabilities was $7.8 million as compared to $4.8 million for the nine-months ended September 28, 1996. Net cash used by continuing operating activities after changes in assets and liabilities was $1.3 million as compared to net cash used of $2.6 million in the prior year nine month period.
    Accounts receivable increased $4.2 million, and inventories increased $4.9 million. These increases were partially offset by increased accounts payable of $1.8 million. The increase in accounts receivable was largely due to the sales increase and higher international receivables. Inventories increased to support the increased sales level and the additional international distribution centers.

    During the first nine-months of 1997, the Company increased its overall outstanding debt by $0.1 million under various facilities. During this period the Company increased its borrowings on its revolving credit line by $2.6 million, repaid $3.3 million on its term loans and increased its borrowings with a foreign lending institution by $0.8 million primarily to finance the Company's international expansion.

    The Company maintains a revolving credit facility which, as of September 27, 1997, provided $20.6 million of total borrowing availability. There was $17.2 million outstanding under this facility at September 27, 1997. The Company has executed letters of credit of $0.8 million against this facility, leaving an available line of credit of $2.6 million at September 27, 1997. The Company's public stock offering, announced in September, closed on November 4, 1997. The offering totaled 2,610,000 common shares of which the Company sold 2,000,000 shares and 610,000 shares were sold by selling shareholders. The public offering price was $10.00 per share. Gross proceeds from the offering of $18.8 million were received by the Company. After deducting other expenses of approximately $0.3 million the net proceeds will be used to pay down certain indebtedness and the remaining proceeds, if any, will be used for general corporate purposes. The underwriters have been granted a 30 day option to purchase from the Company up to an additional 391,500 shares of common stock to cover over-allotments. As of the date of this 10-Q report that option has not been exercised by the underwriters. If the over-allotment option is exercised, the Company will receive approximately $3.7 million of additional proceeds. The Company believes that cash flow from operations, together with available financing and cash on hand, will be sufficient to fund its working capital needs, capital expenditure program and debt amortization for the foreseeable future.




    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable.



                        PART II.  OTHER INFORMATION

    The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended September 27, 1997, except as follows:

    Item 2. Changes in Securities and Use of Proceeds

    c) None.


    Item 6.  Exhibits and Reports on Form 8-K

    a)   Exhibits - The following Exhibits are filed herewith:

           10.1        - Underwriting Agreement dated October 29,1997 between
                         the Company and Schroder and Co. Inc. and Brean Murray, Co. Inc., incorporated by reference to
                         Exhibit 2 to the Schedule 13D for William F.
                         Whitman, Jr. filed with the Commission on November 5, 1997.

          Exhibit (27) - Financial Data Schedules (EDGAR only)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE MIDDLEBY CORPORATION
                                      (Registrant)


Date:      November 10, 1997           By: /s/ John J. Hastings
           ------------------              ------------------------
                                      John J. Hastings, Executive
                                        Vice President, Chief
                                        Financial Officer and
                                        Secretary
                                        (Principal Financial and
                                        Accounting Officer)