Form 10-K
period 1998-01-03
MIDDLEBY CORP
filed 1998-03-27
CIK 769520

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                                   ---------

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act --- of 1934.
                    FOR THE FISCAL YEAR ENDED JANUARY 3, 1998
                                      or
    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934 .
                           Commission File No. 1-9973
                            THE MIDDLEBY CORPORATION
                            ------------------------
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                    36-3352497
---------------------------------------------       ----------------------------
(State or other jurisdiction of incorporation       (IRS Employer Identification
or organization)                                    Number)

2850 W. GOLF ROAD, SUITE 405, ROLLING MEADOWS, ILLINOIS                 60008
-------------------------------------------------------                 -----
(Address of principal executive offices)                              (Zip Code)

      Registrant's telephone number, including area code: 847-758-3880 Securities registered pursuant to Section 12(b) of the Act: NONE
        Securities registered pursuant to Section 12(g) of the Act:

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
Yes  x   No    .
    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 13, 1998 was approximately $44,655,000. The number of shares outstanding of the Registrant's class of common stock, as of March 13, 1998, was 10,908,440 shares.

                   Documents Incorporated by Reference
                   -----------------------------------

Part III of Form 10-K incorporates by reference the Company's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 1998 annual meeting of stockholders.

                      THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                                  JANUARY 3, 1998
                              FORM 10-K ANNUAL REPORT
                                 TABLE OF CONTENTS
                                      PART I


                                                                          PAGE

Item 1.           Business...............................................      1

Item 2.           Properties.............................................     10

Item 3.           Legal Proceedings......................................     11

Item 4.           Submission of Matters to a Vote of Security Holders....     11

Item 4A.          Executive Officers of the Registrant...................     11

                                       PART II

Item 5            Market for Registrant's Common Equity and
                       Related Stockholder Matters.......................     12

Item 6.           Selected Financial Data................................     13

Item 7.           Management's Discussion and Analysis of Financial
                       Condition and Results of Operations...............     14

Item 7A.          Quantitative and Qualitative Disclosures about Market
                      Risk...............................................     19

Item 8.           Financial Statements and Supplementary Data............     20

Item 9.           Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure...............     42

                                       PART III

Item 10.          Directors and Executive Officers of the Registrant.....     42

Item 11.          Executive Compensation.................................     42

Item 12.          Security Ownership of Certain Beneficial Owners
                       and Management....................................     42

Item 13.          Certain Relationships and Related Transactions.........     42

                                       PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports
                        on Form 8-K......................................     42

                                       PART I

ITEM 1.     BUSINESS

GENERAL

         The Middleby Corporation ("Middleby" or the "Company"), through its operating subsidiary Middleby Marshall Inc. ("Middleby Marshall") and its subsidiaries, is a leader in the design, manufacture, marketing and service of a broad line of cooking and warming equipment used in all types of foodservice operations, including quick-service restaurants, full-service restaurants, retail outlets, and hotels and other institutions. The Company's products include Middleby Marshall-Registered Trademark- conveyor oven equipment, Toastmaster-Registered Trademark- toasters and counterline cooking and warming equipment, Southbend-Registered Trademark- ranges, convection ovens, heavy- duty cooking equipment and steam cooking equipment, CTX-Registered Trademark- infra-red conveyor cooking equipment and Titan-Registered Trademark- mixers. The Company is also a provider of integrated distribution and service capabilities in international markets.

         Founded in 1888 as a manufacturer of baking ovens, Middleby Marshall Oven Company was acquired in 1983 by TMC Industries Ltd., a publicly traded company that changed its name in 1985 to The Middleby Corporation. Throughout its history, the Company had been a leading innovator in the baking equipment industry and in the early 1980s positioned itself as a leading foodservice equipment manufacturer by introducing the conveyor oven that revolutionized the pizza market. In 1989, the Company became a broad line equipment manufacturer through the acquisition of the Foodservice Equipment Group of Hussmann Corporation, which included CTX, Southbend, SteamMaster and Toastmaster. The Company initiated its international distribution and service strategy in 1990 by acquiring a controlling interest in Asbury Associates, Inc. ("Asbury"). In 1991, the Company established Middleby Philippines Corporation ("Middleby Philippines") to provide custom kitchen fabrication and specialty cooking equipment to restaurant and hotel chains in the Asian, Pacific Rim and Middle Eastern markets.

         The Company has identified, as a major area of growth, the rapidly growing international markets targeted by restaurant and hotel chains. To capture this market, Middleby established its own export management company, set up master distribution in international markets and began to distribute complementary products of other American and European equipment manufacturers. As the first company in its industry to take these initiatives, Middleby has positioned itself as a preferred foodservice equipment supplier to major chains expanding globally. Middleby's international network enables it to offer a total store package ("TSP") of kitchen equipment to be delivered virtually anywhere in the world, installed and serviced by Middleby. The Company believes that its TSP program provides it with a competitive marketing advantage and will enable it to develop significant new international business. The Company has delivered and installed equipment in over 100 countries throughout the world.

BUSINESS DIVISIONS AND PRODUCTS

         The Company operates through the following domestic business divisions: conveyor oven equipment (Middleby Marshall and CTX), counterline cooking equipment and specialty products (Toastmaster and various distribution products) and core cooking equipment (Southbend and SteamMaster). Additionally, the Company provides its products and services to the international marketplace through two operating subsidiaries: Asbury, a leading exporter and distributor of foodservice equipment in the global marketplace, and Middleby Philippines, one of the principal suppliers of commercial kitchen fabrication and specialty cooking equipment in the Asian, Pacific Rim and Middle Eastern markets.

CONVEYOR OVEN EQUIPMENT

         Principal product lines include conveyor ovens sold under the Middleby Marshall and CTX brand names. The Middleby Marshall product line is the world's conveyor cooking equipment leader. A brand of baking and cooking equipment since 1888, the Middleby Marshall name is renowned for quality and durability. Middleby Marshall ovens are used by a majority of the leading high-volume pizza chains and seafood chains, as well as by other restaurants and institutions. Middleby Marshall conveyor ovens utilize a patented process, Jet-Sweep air impingement, that forces heated air at high velocities through a system of nozzles above and below the food product which is placed on a moving conveyor belt. This process achieves faster baking times and greater consistency of bake than conventional ovens. The CTX line of conveyor ovens utilizes patented infra-red cooking and precision control technology for more specialized, lower volume applications than Middleby Marshall ovens. CTX conveyor ovens are sold to restaurants and pizza outlets and offer such additional features as a programmable time and temperature control as well as a self-cleaning function. Conveyor oven products range in price from approximately $5,000 to $30,000 per unit (or as much as $90,000 for a multiple unit system) and are predominately assembled to order and purchased directly by end-users (who order units customized for their operations) rather than through dealers.

COUNTERLINE COOKING EQUIPMENT AND SPECIALTY PRODUCTS

         Principal counterline cooking equipment product lines (predominately light-duty electric equipment) consist of Toastmaster counterline cooking and warming equipment, including toasters, hot food servers, foodwarmers, griddles, fryers, convection ovens, ranges and mixers. Toastmaster products feature energy saving and food safety technologies, such as those offered in the Accumiser griddle. Long in use by major restaurant chains, Toastmaster products have continuously evolved to fit each chain's particular needs. Counterline cooking equipment products range in price from $300 to $10,000 per unit and are predominately purchased from stock by dealers.

         The Company does not produce consumer products under the Toastmaster name, as an unaffiliated company, Toastmaster, Inc. owns the rights to the Toastmaster brand name for consumer markets.

         Additionally, the Company has a distribution agreement with a European manufacturer of rotisserie cooking and merchandising display equipment. In 1996, the Company entered into another arrangement with the same manufacturer to distribute the RoFry oil-less fryer on an exclusive basis in North and South America and on a non-exclusive basis in certain other parts of the world. RoFry's unique multi-stage cooking process allows the complete cooking of normally deep fried foods without any frying oil, resulting in significant cost savings to the operator and a healthier food product. Management believes RoFry could significantly impact the fryer equipment market and represents a substantial growth opportunity. Distribution products range in price from $1,000 to $15,000 per unit and are predominately purchased by dealers from stock.

CORE COOKING EQUIPMENT

         Principal product lines (mainly heavy-duty, gas-fired equipment) include the Southbend product line of ranges, steamers, convection ovens, broilers, fryers, griddles and steam cooking equipment. Many of the products in this division are made to specification for use by the professional chef or are offered as standardized equipment for general use in restaurants and institutions. Southbend is known for its innovative product features and premier cooking line. Its 40,000 BTU Pyromax-Registered Trademark- range doubled the industry standard for BTU's when it was introduced in 1996. Southbend's Marathoner Gold-Registered Trademark- convection oven has been judged by a leading industry publication to be the best baking convection oven on the market today. Core cooking equipment products range in price from $1,000 to $10,000 (or as much as $60,000 for a complete line-up of modular equipment) and are predominantly purchased by dealers on an order-by-order basis.

INTERNATIONAL SPECIALTY EQUIPMENT

         Middleby Philippines designs, engineers, manufactures and installs custom kitchen fabrication and specialty cooking equipment used primarily in conjunction with standard equipment manufactured in the U.S. to provide a complete kitchen installation. Principal products include serving stations, work tables, undercounter refrigeration systems, ventilation systems, cabinets and shelving. In 1992, Middleby Philippines was qualified as a supplier of kitchen fabrication to McDonald's. Customers are primarily Asian, Pacific Rim and Middle Eastern operations of major U.S. and international foodservice chains and hotels. Sales are primarily made on an order-by-order project basis. Middleby Philippines' operations were moved in April 1996 into a newly constructed 54,000 square foot facility outside of Manila. At January 3, 1998, the Company owned 94% of Middleby Philippines.

INTERNATIONAL DISTRIBUTION

         The Company, through its Asbury subsidiary, provides integrated export management and distribution services. Asbury sells the Company's product lines and certain non-competing complementary product lines of other American and European manufacturers throughout the world (except for Canada, where the Company has a distribution operation, Escan). Asbury offers customers a complete package of kitchen equipment, delivered and installed in over 100 countries. For a local country distributor or dealer, Asbury provides centralized sourcing of a broad line of equipment with complete export management services, including export documentation, freight forwarding, equipment warehousing and consolidation, installation, warranty service and parts support. Asbury is headquartered in Miramar, Florida with Asian sales and administrative operations based in the Philippines. The Company has sales offices or distribution centers in Mexico, Spain, France, Saudi Arabia, the Philippines, Taiwan, China, Japan and Korea. At January 3, 1998, the Company owned 91% of Asbury.

THE CUSTOMERS AND MARKET

         The Company's products are sold primarily through independent dealers and distributors to end-user customers, including quick-service restaurants, full-service restaurants, retail outlets such as supermarkets and convenience stores, and private and public institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, military facilities and government agencies. Many of the dealers in the U.S. belong to buying groups that negotiate sales terms with the Company. Certain large restaurant and hotel chain customers have purchasing organizations that manage product procurement for their systems. The Company's ten largest customers accounted for approximately 30% of net sales in 1997, with no single customer accounting for more than 7% of 1997 net sales.

         During the past several decades, growth in the U.S. foodservice industry has been driven primarily by population growth, economic growth and demographic changes, including the emergence of families with multiple wage-earners and growth in the number of higher-income households. These factors have led to a demand for convenience and speed in food preparation and consumption. Eating-out and carry-out continue to be on an upward trend in the U.S., although at a slower rate than during the 1970s and 1980s.

         The quick-service restaurant segment is the fastest growing and largest category within the foodservice industry. In 1996, U.S. sales within the quick-service restaurant segment increased 3.6% to $105 billion, accounting for 33.2% of overall industry sales, while the full-service restaurant segment increased 2.9% to $96 billion, accounting for 30.6% of industry sales. These figures compare to 1987, when the quick-service restaurant segment sales were $57.6 billion, or 28.7% of overall industry sales, and full-service restaurant segment sales were $68 billion, or 33.9% of the overall industry.

         The foodservice equipment industry has grown in response to the primary growth factors of the foodservice industry. After high growth in the early- and mid-1980s, growth in the foodservice equipment industry entered a slow period from 1988 through 1991, due to a general decline in the worldwide economy and the maturation of the domestic foodservice industry. In 1992, the industry began to recover due to the development of new quick-service and casual-theme restaurant chain concepts, the expansion into nontraditional locations by quick-service restaurants and store equipment modernization. The international foodservice equipment industry is experiencing stronger growth than the U.S. market due to rapidly expanding international economies and increased opportunity for expansion by U.S. chains into developing regions.

         In 1997, the foodservice equipment industry in the U.S. had total sales of approximately $4.7 billion. The Company's manufactured products compete primarily in the cooking and warming equipment category, which had sales in the U.S. of approximately $1.1 billion in 1997 and is expected to grow 5.0% in 1998. Management believes that the broader international equipment market the Company serves had 1997 sales of approximately $10 billion, with expected annual growth of nearly twice the growth rate of the U.S. market.

         The Company believes that continuing growth in demand for foodservice equipment will result from the development of new restaurant units, the expansion of U.S. chains into international markets and the replacement and upgrade of existing equipment.

         The backlog of orders was $11,625,000 at January 3, 1998, all of which is expected to be filled during 1998. The Company's backlog was $15,017,000 at December 28, 1996. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of the Company's products.

MARKETING AND DISTRIBUTION

         Middleby's products and services are marketed in the U.S. and in over 100 countries through a combination of the Company's sales personnel and international marketing subsidiaries, together with an extensive network of independent dealers, distributors, consultants, sales representatives and agents. The Company's relationships with major restaurant chains are primarily handled through an integrated effort of top-level executive and sales management at the corporate and business division levels to best serve each customer's needs.

         Each of the Company's business divisions is responsible for the marketing of its products and services, under the direction of the division's President or General Manager, Sales Manager and supporting personnel. Each business division manages its own sales, promotion and marketing programs with coordination and support provided by corporate sales and marketing functions.

         Each business division distributes its products to independent end-users through a network of approximately 400 to 1,000 non-exclusive dealers nationwide, who are supported by over 200 manufacturers' marketing representatives. Between 1990 and 1995, the Company reduced its authorized dealers by approximately 50% to increase the importance of each dealer relationship.

         International sales are primarily made through Asbury's distribution network to independent local country stocking and servicing distributors and dealers and directly to major chains, hotels and other large end-users.

SERVICES AND PRODUCT WARRANTY

         The Company is an industry leader in equipment installation programs and after-sales support and service. The emphasis on global service increases the likelihood of repeat business and enhances Middleby's image as a partner and provider of quality products and services. It is critical to major foodservice chains that equipment providers be capable of supporting equipment on a worldwide basis.

         The Company's domestic service network consists of over 80 authorized service parts distributors and 2,500 independent certified technicians that have been formally trained and certified by the Company through its factory training school and on-site installation training programs. The service network is separate from the sales network to ensure that technicians remain focused on service issues rather than new business. Technicians work through service parts distributors, which are required to provide around-the-clock service via a toll-free paging number. The Company provides substantial technical support at each factory to the technicians in the field through thirteen factory-based technical service engineers. The Company has among the most stringent parts stocking requirements in the industry for these agencies, leading to an exceptionally high first-call completion rate for service and warranty repairs.

         Middleby's international service network consists of distributors in over 100 countries with approximately 3,000 independent service technicians trained in the installation and service of the Company's products and supported by fifteen internationally-based service managers along with the factory-based technical service engineers. As with its domestic service network, the Company maintains stringent parts stocking requirements for its international distributors.

COMPETITION

The cooking and warming segment of the foodservice equipment industry is highly competitive and fragmented. Within a given product line, the industry remains fairly concentrated, with typically a small number of competitors accounting for the bulk of the line's industry-wide sales. Industry competition includes companies that manufacture a broad line of products and those that specialize in a particular product line. Competition in the industry is based upon many factors, including brand recognition, product features and design, quality, price, delivery lead times, serviceability and after-sale service. The Company believes that its ability to compete depends on strong brand equity, exceptional product performance, short lead-time and timely delivery, competitive pricing, superior customer service support and its unique TSP capability. Management believes that the demand for its labor saving, multi-functional and energy efficient equipment will increase, driven by quick-service chains that face labor supply issues, space limitations and increasing operating costs. The Company also focuses on the user interface and serviceability factors of its equipment across global markets.

         In the international markets, the Company competes with U.S. manufacturers and numerous global and local competitors. Management believes that the Company's integrated international export management and distribution capabilities uniquely position it to provide value-added services to U.S. and internationally-based chains, as well as to local country distributors offering a complete line of kitchen equipment.

         The Company believes that it is among the largest multiple-line manufacturers of cooking and warming equipment in the U.S. and worldwide, although some of its competitors are units of operations that are larger than the Company and possess greater financial and personnel resources. Among the Company's major U.S. competitors are certain subsidiaries and divisions of Welbilt Corporation, a subsidiary of Berisford plc; G.S. Blodgett Corp., a subsidiary of Maytag Corporation; Hobart Corporation and Vulcan-Hart Corporation, both subsidiaries of Premark International, Inc.; and Wells Manufacturing Company, a subsidiary of Specialty Equipment Companies, Inc. International-based competitors include Zanussi, a subsidiary of Electrolux AB, and Ali Group.

MANUFACTURING AND QUALITY CONTROL

         The Company operates two domestic and one international manufacturing facilities. The Company's conveyor oven and counterline cooking equipment products are manufactured in Elgin, Illinois and its core cooking equipment products are manufactured in Fuquay-Varina, North Carolina. Middleby's international fabrication and specialty cooking equipment operation is located in Laguna, the Philippines. Metal fabrication, finishing, sub-assembly and assembly operations are conducted at each manufacturing facility. Equipment installed at individual locations includes numerically controlled turret presses and machine centers, shears, press brakes, welding equipment, polishing equipment, CAD/CAM systems and product testing and quality assurance measurement devices. The Company's state-of-the-art CAD/CAM systems enable virtual electronic prototypes to be created, reviewed and refined before the first physical prototype is built. Detailed manufacturing drawings are quickly and accurately derived from the model and passed electronically to manufacturing for programming and optimal parts nesting on various numerically controlled punching cells. The Company believes that this integrated product development and manufacturing process is critical to assuring product performance, customer service and competitive pricing.

         Middleby uses sophisticated equipment and procedures to ensure the quality of its products. The Company also utilizes extensive internal programs for analyzing potential product failures and certifying vendors for continuous improvement. Every product manufactured or licensed by the Company is individually tested prior to shipment to ensure compliance with Company quality standards.

         The Company has implemented programs to reduce costs and improve operating efficiencies. In some cases, new capital equipment has been acquired to increase automation and productivity. Recently, Middleby began implementing new, company-wide management information systems that management believes should further improve operating results.

SOURCES OF SUPPLY

         The Company purchases its raw materials and component parts from a number of suppliers. The majority of the Company's material purchases are standard commodity-type materials, such as stainless steel, electrical components, hardware and various components. These materials and parts generally are available in adequate quantities from numerous suppliers. Some component parts are obtained from sole sources of supply. In such instances, management believes it can substitute other suppliers as required. The majority of fabrication is done internally through the use of automated equipment. Certain equipment and accessories are manufactured by other suppliers for sale by the Company. The Company believes it enjoys good relationships with its suppliers and considers the present sources of supply to be adequate for its present and anticipated future requirements.

LICENSES, PATENTS, AND TRADEMARKS

         Middleby Marshall has an exclusive license from Patentsmith II, Inc. ("Patentsmith") to manufacture, use and sell Jetsweep air impingement ovens in the U.S. for commercial food applications in which the interior length or width of a rectangular cooking area, or in which the diameter of a circular cooking area, equals or exceeds 36 inches. The Patentsmith license covers numerous patents, some of which extend beyond the year 2000. Middleby Marshall also holds an exclusive sublicense from Lincoln Foodservice Products, Inc. ("Lincoln"), a subsidiary of Welbilt Corporation, to manufacture, use and sell throughout the world, other than in the U.S. and Japan, air impingement ovens of the above-described dimensions for commercial food applications. This sublicense covers the foreign analogues of the patents covered by the Patentsmith license and grants Middleby Marshall rights of first refusal for a similar sublicense in Japan. The Patentsmith license and the Lincoln sublicense expire upon the expiration of the last patented improvement covered by the license. While the loss of the Patentsmith license or the Lincoln sublicense could have an adverse effect on the Company, management believes it is capable of designing, manufacturing and selling similar equipment, although not as technologically advanced. Lincoln and Fuji Chubo Setsubi Company, Ltd. are the only other foodservice equipment manufacturers licensed under the Patentsmith patents.

         The Company holds numerous patents covering technology and applications related to various products, equipment and systems. Management believes the expiration of any one of these patents would not have a material adverse effect on the overall operations or profitability of the Company.

         The Company owns numerous trademarks and trade names; among them, CTX-Registered Trademark-, Middleby Marshall-Registered Trademark-, Southbend-Registered Trademark-, Toastmaster-Registered Trademark- and Titan-Registered Trademark- are registered with the U.S. Patent and Trademark Office and in various foreign countries.

EMPLOYEES

         As of January 3, 1998, the Company employed 1,064 persons. Of this amount, 416 were management, administrative, sales, engineering and supervisory personnel; 366 were hourly production non-union workers; and 282 were hourly production union members. Included in these totals were 348 individuals employed outside of the United States, of which 172 were management, sales, administrative and engineering personnel, and 176 were hourly production workers, who participate in an employee cooperative. At its Elgin, Illinois facility, the Company has a union contract with the International Brotherhood of Teamsters that expires on May 1, 2002. Management believes that the relationships between employees, union and management are good.

                          ITEM 2. PROPERTIES

         The Company's principal executive offices are located in Rolling Meadows, Illinois. The Company operates two manufacturing facilities in the U.S. and one manufacturing facility in the Philippines. The Company also operates a warehousing and office facility located in Florida.

         The principal properties of the Company are listed below:


                                                               PRINCIPAL                   SQUARE     OWNED/
LOCATION                  BUSINESS DIVISIONS                   FUNCTION                    FOOTAGE    LEASED
--------                  ------------------                   --------                    -------    ------
Elgin, IL                 Conveyor Oven Equipment              Manufacturing,              207,000    Owned
                          Counterline Cooking Equipment        Warehousing and
                          and Specialty Products               Offices
                                                               Warehousing                  42,000    Leased(1)

Fuquay-Varina, NC         Core Cooking Equipment               Manufacturing,              131,000    Owned
                                                               Warehousing and
                                                               Offices

Miramar, FL               International Distribution           Warehousing and              18,000    Leased(2)
                                                               Offices

Laguna, the Philippines   International Specialty Equipment    Manufacturing,               54,000    Owned
                                                               Warehousing and
                                                               Offices

Rolling Meadows, IL       The Middleby Corporation             Corporate Headquarters        4,000    Leased(3)


-----------

(1) Lease expires in August 1999, with payments of approximately $17,000 per month.

(2) Lease expires in October 2002, with payments of approximately $12,000 per month.

(3) Lease expires in July 2002, with payments of approximately $6,000 per month.

         At various other locations the Company leases small amounts of office space for administrative and sales functions, and in certain instances limited short-term inventory storage. These locations are in Canada; China; France; Japan; Korea; Mexico; Philippines; Spain; and Taiwan.

         Management believes that all of these facilities are adequate for the operation of the Company's business as presently conducted.

ITEM 3.     LEGAL PROCEEDINGS

         The Company is routinely involved in litigation incidental to its business, including product liability actions which are generally covered by insurance. Such routine claims are vigorously contested and management does not believe that the outcome of any such pending litigation will have a material adverse effect upon the financial condition of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders in the fourth quarter of the year ended January 3, 1998.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                  Principal Occupation and
                                                                  Principal Position and
                  Name                      Age                   Office with the Company
                  ----                      ---                   -----------------------
         William F. Whitman, Jr.            58                    Chairman of the Board of
                                                                  the Company and Middleby Marshall

         David P. Riley                     51                    President and Chief Executive
                                                                  Officer of the Company and
                                                                  Middleby Marshall

         John J. Hastings                   42                    Executive Vice President, Chief
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

                               PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

         On November 28, 1995, the Company's Common Stock was admitted for trading on the Nasdaq National Market System under the symbol "MIDD". The following table sets forth, for the periods indicated, the high and low closing sale prices per share of Common Stock, as reported by the Nasdaq National Market System.


                                                                               CLOSING SHARE PRICE
                                                                               -------------------
                                                                                HIGH         LOW
                                                                                ----         ---
FISCAL 1996
First quarter..........................................................         8.625       7.000
Second quarter.........................................................        13.938       7.375
Third quarter..........................................................         8.000       5.750
Fourth quarter.........................................................         6.750       4.750

FISCAL 1997
First quarter..........................................................         8.625       6.125
Second quarter.........................................................        10.125       7.125
Third quarter..........................................................        10.000       8.625
Fourth quarter.........................................................        11.875       7.813


         In December 1997, the Company completed a public stock offering. The offering totaled 3,001,500 shares of which the Company sold 2,391,500 shares and 610,000 shares were sold by selling stockholders. Net proceeds to the Company totaled approximately $22.1 million and were used to repay certain indebtedness. As of January 3, 1998, the Company estimates there were approximately 2,200 beneficial owners of the Company's common stock.

         The Company has not declared or paid cash dividends on its capital stock since 1991. The Company's current financing agreements limit the paying of dividends. See Note 4 to the Consolidated Financial Statements.

         During the fiscal year ended January 3, 1998, the Company issued an aggregate of 10,562 shares of the Company's common stock to current and former employees and directors, pursuant to the exercise of stock options, for an aggregate consideration of approximately $36,000. Such options were granted under the Company's Amended and Restated 1989 Stock Incentive Plan, or outside of any plan, and had exercise prices ranging between a maximum of $5.63 and a minimum of $1.88. The issuance of such shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof, as transactions by an issuer not involving a public offering.

                                PART II

ITEM 6.                  SELECTED FINANCIAL DATA
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                          FISCAL YEAR ENDED (1)


                                      1997             1996               1995               1994               1993
                                      ----             ----               ----               ----               ----
INCOME STATEMENT DATA:
Net sales.........................   $148,253       $124,765           $106,348           $94,158             $85,789
Cost of sales.....................    102,523         87,330             73,841            65,594              62,501
                                     --------       --------           --------           -------             -------
Gross profit......................     45,730         37,435             32,507            28,564              23,288
Selling and distribution
  expenses........................     22,150         18,319             15,385            13,398              13,004
General and administrative
  expenses........................     10,689         10,439              9,326             8,573              10,530
Provision for product line
  discontinuance..................         --             --                900                --                  --
                                     --------       --------           --------           -------             -------
  Income (loss) from operations...     12,891          8,677              6,896             6,593                (246)
Interest expense and deferred
  financing amortization, net.....      4,136          4,351              4,327             3,262               3,947
Other expense (income), net.......        413           (146)               (36)              482                (473)
Unusual (income) item(2)..........         --             --                 --                --             (18,402)
                                     --------       --------           --------           -------             -------
  Earnings before income taxes....      8,342          4,472              2,605             2,849              14,682
Provision (benefit) for income
  taxes...........................      2,538          1,389               (140)              614                 271
                                     --------       --------           --------           -------             -------

      Net earnings from continuing
        operations................      5,804          3,083              2,745             2,235              14,411

Discontinued operations, net of
   income tax.....................       (564)        (2,610)               419               505                (147)
                                     --------       --------           --------           -------             -------
      Net earnings ...............   $  5,240       $    473           $  3,164           $ 2,740             $14,264
                                     --------       --------           --------           -------             -------
                                     --------       --------           --------           -------             -------

Basic earnings (loss) per common
  share:
      Continuing operations.......   $   0.65       $   0.37           $   0.32           $  0.27             $  1.72
      Discontinued operations.....      (0.06)         (0.31)              0.05              0.06               (0.02)
                                     --------       --------           --------           -------             -------
      Net earnings per common
        share.....................   $   0.59       $   0.06           $   0.37           $  0.33             $  1.70
                                     --------       --------           --------           -------             -------
                                     --------       --------           --------           -------             -------
   Weighted average number of
     shares outstanding...........  8,863,000      8,415,000          8,584,000         8,378,000           8,369,000

Diluted earnings (loss) per common share:
      Continuing operations.......   $   0.64       $   0.35           $   0.31           $  0.26             $  1.72
      Discontinued operations.....      (0.06)         (0.30)              0.05              0.06               (0.02)
                                     --------       --------           --------           -------             -------
      Net earnings per common
        share....................    $   0.58       $   0.05           $   0.36           $  0.32             $  1.70
                                     --------       --------           --------           -------             -------
                                     --------       --------           --------           -------             -------
   Weighted average number of
     shares outstanding...........  9,104,000      8,666,000          8,678,000         8,434,000           8,369,000

BALANCE SHEET DATA:
Working capital...................   $ 38,442        $25,046            $28,746           $23,254             $22,307
Total assets......................    103,478         85,968             85,231            76,700              73,394
Total debt........................     27,913         41,268             43,028            44,472              47,401
Stockholders' equity..............     52,601         22,450             21,758            14,657              10,100


-----------

(1)      The Company's fiscal year ends on the Saturday nearest to December 31.

(2) In 1993, the Company settled a dispute with Hussmann Corporation related to the 1989 acquisition of the Foodservice Equipment Group which resulted in a gain of $18.4 million.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


INFORMATIONAL NOTE

       This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions; the availability and cost of raw materials; the impact of competitive products and pricing; the timely development and market acceptance of the Company's products; foreign exchange and political risks affecting international sales, in particular any continued weakness in Asian economies; and other risks detailed herein and from time-to-time in the Company's Securities and Exchange Commission filings, including those discussed under "Risk Factors" in the Company's Registration Statement on Form S-2 (Reg No. 333-35397).



                                                          NET SALES SUMMARY
                                                       (DOLLARS IN THOUSANDS)

                                                        FISCAL YEAR ENDED(1)
                                                        --------------------
                                         1997                   1996                    1995
                                         ----                   ----                    ----
                                   SALES     PERCENT      SALES      PERCENT      SALES     PERCENT
                                   -----     -------      -----      -------      -----     -------
BUSINESS DIVISIONS
Conveyor oven equipment...       $53,948      36.4 %    $41,216      33.0 %     $39,443      37.1 %
Counterline cooking
   equipment and specialty
   products...............        20,777      14.0       19,635      15.8        17,186      16.1
Core cooking equipment....        34,282      23.1       29,617      23.7        24,023      22.6
                                --------     -----     --------     -----      --------     -----
   TOTAL COOKING AND
      WARMING EQUIPMENT
      DIVISIONS...........       109,007      73.5       90,468      72.5        80,652      75.8
International specialty
   equipment..............         7,627       5.1        6,552       5.3         4,487       4.2
International
   distribution(2)........        47,668      32.2       39,722      31.8        33,592      31.6
                                --------     -----     --------     -----      --------     -----
   TOTAL INTERNATIONAL
      DIVISIONS...........        55,295      37.3       46,274      37.1        38,079      35.8

Intercompany sales(3).....       (16,216)    (10.9)     (13,394)    (10.7)      (13,095)    (12.3)
Other.....................           167       0.1        1,417       1.1           712       0.7
                                --------     -----     --------     -----      --------     -----
   TOTAL..................      $148,253     100.0 %   $124,765     100.0 %    $106,348     100.0 %
                                --------     -----     --------     -----      --------     -----
                                --------     -----     --------     -----      --------     -----


---------------

(1)      The Company's fiscal year ends on the Saturday nearest to December 31.

(2) Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(3) Consists of sales to the Company's international distribution division from the Company's other business divisions.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statement of income items as a percentage of net sales for the periods presented:

                                                                                  FISCAL
                                                                                   YEAR
                                                                                  ENDED(1)
                                                                                  --------
                                                                      1997           1996          1995
                                                                      ----           ----          ----
Net sales.......................................................      100.0%         100.0%        100.0%
Cost of sales...................................................       69.2           70.0          69.4
                                                                    -------        -------       -------
   Gross profit.................................................       30.8           30.0          30.6
Selling, general and administrative expenses....................       22.1           23.0          23.2
Provision for product line discontinuance.......................         --             --           0.9
                                                                    -------        -------       -------
   Income from operations.......................................        8.7            7.0           6.5
Interest expense and deferred financing   amortization,.........        2.8            3.5           4.1
Other expense (income), net.....................................        0.3           (0.1)         (0.1)
                                                                    -------        -------       -------
   Earnings before income taxes.................................        5.6            3.6           2.5
Provision (benefit) for income taxes............................        1.7            1.1          (0.1)
                                                                    -------        -------       -------
   Earnings from continuing operations..........................        3.9            2.5           2.6
                                                                    -------        -------       -------
                                                                    -------        -------       -------

-----------

(1)      The Company's fiscal year ends on the Saturday nearest to December 31.

FISCAL YEAR ENDED JANUARY 3, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 28,
1996

         NET SALES. Net sales in fiscal 1997 increased $23.5 million or 19% to $148.3 million as compared to $124.8 million in fiscal 1996, reflecting unit volume increases.

         Sales of the cooking and warming equipment divisions increased 20%, led by a 31% sales increase of the conveyor oven equipment division due to increased new restaurant expansion and replacement of equipment by several major chains. Additionally, during the first half of 1997 the division benefited from an oven upgrade program for a major chain, which resulted in parts and service sales of $5.0 million. Sales of the core cooking equipment division increased 16% over the prior year due to market share penetration and the introduction of new products. Sales of the counterline cooking equipment and specialty products division increased 6% primarily due to increased market share penetration and market acceptance of certain specialty products.

         Sales of the international divisions represented 37% of total sales in 1997 and increased 19% over the prior year. Sales of the Company's international specialty equipment division increased 16% over the prior year due to the increased capacity provided by its new 54,000 square foot facility in the Philippines, which opened in mid-1996. Sales of the Company's international distribution division increased 20% over the prior year, reflecting increased sales activity at the Company's new sales and distribution offices and improving economies in Europe and Latin America. Sales in the Asian markets in 1997 amounted to 17% of total sales. Company sales in this region slowed, primarily during the fourth quarter, due to the current currency and economic instability in this region. There can be no assurance that this slow down will not continue.

         GROSS PROFIT. Gross profit increased $8.3 million or 22% to $45.7 million in fiscal 1997 as compared to $37.4 million in fiscal 1996. As a percentage of net sales, gross profit margin increased to 30.8% in 1997 as compared to 30.0% in 1996. The increase in gross profit margin was attributable to increased sales of manufactured products, improved production efficiencies at the new Philippines manufacturing facility and the elimination of expenses associated with the trial field service program that was terminated during 1996.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4.1 million or 14% to $32.8 million in fiscal 1997 from $28.8 million in fiscal 1996, largely due to the increased sales and additional support for the Company's expanding international operations. As a percentage of net sales, expenses decreased to 22.1% from 23.0% in fiscal 1996.

         INCOME FROM OPERATIONS. Income from operations increased $4.2 million or 49% to $12.9 million in fiscal 1997 from $8.7 million in fiscal 1996, primarily due to the higher sales volumes, improved margins and the lower selling, general and administrative expenses as a percentage of net sales.

         INTEREST EXPENSE AND DEFERRED FINANCING AMORTIZATION. Interest expense and deferred financing amortization decreased 5% to $4.1 million in fiscal 1997 from $4.4 million in fiscal 1996. The lower interest expense is attributed to lower average outstanding debt balances due in part to the Company's stock offering during the fourth quarter.

         INCOME TAXES. The Company recorded a net tax provision of $2.5 million in fiscal 1997 as compared to $1.4 million in fiscal 1996. The tax provision included a benefit of $1.1 million related to net operating loss ("NOL") utilization and valuation allowance reductions as compared to a benefit of $ 0.9 million recorded in fiscal 1996.

         NET EARNINGS. Net earnings from continuing operations increased $2.7 million or 88% to $5.8 million in fiscal 1997 from $3.1 million in fiscal 1996. During fiscal 1997, the Company recorded losses from discontinued operations of $0.6 million, net of tax, compared to losses of $2.6 million, net of tax in 1996. Net earnings were $5.2 million in fiscal 1997 as compared to $0.5 million in fiscal 1996.

FISCAL YEAR ENDED DECEMBER 28, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 30, 1995

         NET SALES. Net sales in fiscal 1996 increased $18.5 million or 17% to $124.8 million as compared to $106.3 million in fiscal 1995, reflecting unit volume increases.

         Sales of the cooking and warming equipment divisions increased 12%, led by a 23% sales increase of the core cooking equipment division due to market share penetration and the introduction of new products. Sales of the conveyor oven equipment division increased 4% over the prior year. During the first half of 1996, certain international pizza chains slowed new store development, primarily in Europe. Sales of the counterline cooking equipment and specialty products division increased 14% primarily due to a large international chain equipment roll-out and increased sales of conveyor toasters to McDonald's.

         Sales of the international divisions represented 37% of total sales in 1996 and increased 22% over the prior year. Sales of the Company's international specialty equipment division increased 46% over the prior year. During 1996, the division completed construction of a new 54,000 square foot facility in the Philippines. The sales gain reflects increased production capacity as the year progressed. Sales of the Company's international distribution division increased 18% over the prior year, reflecting increased sales activity at the Company's new sales and distribution offices.

         GROSS PROFIT. Gross profit increased $4.9 million or 15% to $37.4 million in fiscal 1996 as compared to $32.5 million in fiscal 1995. As a percentage of net sales, gross profit declined to 30.0% in 1996 as compared to 30.6% in 1995. The decline in gross profit margin was attributable to expenses of a trial direct service program that was initiated in late 1995 and terminated during the fourth quarter of 1996 and start-up costs associated with the Company's new Philippines manufacturing facility.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4.1 million or 16% to $28.8 million in fiscal 1996 from $24.7 million in fiscal 1995, largely due to the increased sales, additional support for the Company's expanding international operations and costs associated with dealer promotional programs. As a percentage of net sales, expenses decreased to 23.0% from 23.2% in fiscal 1995.

         INCOME FROM OPERATIONS. Income from operations increased $1.8 million or 26% to $8.7 million in fiscal 1996 from $6.9 million in fiscal 1995, primarily due to higher sales volumes.

         INTEREST EXPENSE AND DEFERRED FINANCING AMORTIZATION. Interest expense and deferred financing amortization increased 0.6% to $4.4 million in fiscal 1996 from $4.3 million in fiscal 1995. Stable interest rates and average outstanding debt balances contributed to the consistent expense amount.

         INCOME TAXES. The Company recorded a net tax provision of $1.4 million in fiscal 1996 as compared to a net tax benefit of $0.1 million in fiscal 1995. The tax provision included a benefit of $0.9 million related to NOL utilization and valuation allowance reductions as compared to a benefit of $1.7 million recorded in fiscal 1995.

         NET EARNINGS. Net earnings from continuing operations increased to $3.1 million in fiscal 1996 from $2.7 million in fiscal 1995. During fiscal 1996, the Company recorded losses from discontinued operations of $0.7 million and an estimated loss on disposal of these operations of $1.9 million, net of tax. Net earnings were $0.5 million in fiscal 1996 as compared to $3.2 million in fiscal 1995.

FINANCIAL CONDITION AND LIQUIDITY

         For the year ended January 3, 1998, net cash provided by continuing operating activities before changes in assets and liabilities was $11.1 million, as compared to $5.9 million for the year ended December 28, 1996. Net cash provided by operating activities after changes in assets and liabilities was $1.9 million as compared to $0.4 million in the prior year. Accounts receivable increased $2.4 million and inventories increased $3.1 million. The increases in accounts receivable and inventories were largely due to the higher sales levels and expansion of the Company's international distribution operations.

         During 1997, the Company decreased overall outstanding debt by $13.4 million under various facilities and increased its total cash and cash equivalents by $10.9 million. In December 1997, the Company completed a public stock offering that brought in net proceeds of approximately $22.1 million. With these proceeds, the Company paid off its borrowings under the senior secured credit facility and decreased borrowings under the Middleby Philippines subsidiary's credit facility. Also, in December 1997, the Company entered into a sale and leaseback of certain intellectual property for $10.2 million. The cash generated from the Company's financing activities is invested in short-term, interest-bearing, investment grade securities.

         In March 1998, the Company's subsidiaries entered into a $20,000,000 unsecured multi-currency revolving line of credit with a major international bank to replace the senior secured credit facility. This new credit facility enhances the Company's ability to manage its financing activities related to its international operations. Concurrently with the initiation of the unsecured multi-currency revolving line of credit, the $15,000,000 senior secured note became unsecured. The note's maturity and interest rate remain unchanged. Management believes that the Company will have sufficient financial resources available to meet its anticipated requirements for working capital, growth strategies, capital expenditures and debt amortization for the foreseeable future.

INTERNATIONAL EXPOSURE

         The Company has manufacturing operations located in Asia and distribution operations in Asia, Europe, Latin America, and Canada. The Company anticipates that international sales will continue to account for a significant portion of consolidated net sales in the foreseeable future. Some sales by the foreign operations are in local currency and an increase in the relative value of the U.S. dollar against such currencies would lead to the reduction in consolidated sales and earnings. Foreign exchange losses have not historically been material. However, foreign currency exposures are currently not specifically hedged and there can be no assurances that the Company's future results of operations will not be adversely affected by currency fluctuations.

YEAR 2000 COMPLIANCE

         The Company has assessed and continues to assess the impact of the Year 2000 issue on its reporting systems and operations. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems may recognize the Year 2000 as 1900 or not at all. This inability to recognize or properly treat the Year 2000 may cause our systems to process critical financial and operational information incorrectly.

         The Company is currently implementing new information systems to enhance its current transaction processing and information reporting capabilities. These systems are Year 2000 compliant. Costs to modify existing computer systems and applications have not been, and are not expected, to be material.

         If the Company's systems implementation plan is not successful, there could be a significant disruption of the Company's ability to transact business with its major customers and suppliers.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
                                                                            ----

Report of Independent Public Accountants..................................   21

Consolidated Balance Sheets...............................................   22
Consolidated Statements of Earnings.......................................   23
Consolidated Statements of Changes in Stockholders' Equity ...............   24
Consolidated Statements of Cash Flows.....................................   25
Notes to Consolidated Financial Statements................................   26

The following consolidated financial statement schedule is included in response to Item 14(d).

Schedule II - Valuation and Qualifying Accounts and Reserves..............   41

All other schedules for which provision is made to applicable regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of The Middleby Corporation


         We have audited the accompanying consolidated balance sheets of THE MIDDLEBY CORPORATION (a Delaware corporation) and Subsidiaries as of January 3, 1998, and December 28, 1996, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended January 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Middleby Corporation and Subsidiaries as of January 3, 1998, and December 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1998, in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with The Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP


Chicago, Illinois
February 16, 1998
(Except with respect to the matter discussed in note 4, as to which date is March 19, 1998)

                     THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                       JANUARY 3, 1998 AND DECEMBER 28, 1996
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                        1997               1996
                                                                                                        ----               ----
                                              ASSETS
Current assets:
   Cash and cash equivalents.................................................................       $   12,321          $   1,410
   Accounts receivable, net..................................................................           22,251             19,859
   Inventories, net..........................................................................           24,072             20,956
   Prepaid expenses and other................................................................            1,248                939
   Net assets of discontinued operations.....................................................               --              4,082
   Current deferred taxes....................................................................            3,000              2,086
                                                                                                    ----------         ----------
      Total current assets...................................................................           62,892             49,332
Property, plant and equipment, net...........................................................           21,790             18,843
Excess purchase price over net assets acquired, net..........................................           12,882             13,339
Deferred taxes...............................................................................            3,779              2,950
Other assets.................................................................................            2,135              1,504
                                                                                                    ----------         ----------
      Total assets...........................................................................       $  103,478          $  85,968
                                                                                                    ----------         ----------
                                                                                                    ----------         ----------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt......................................................       $    3,595          $   3,916
   Accounts payable..........................................................................           11,600             10,369
   Accrued expenses..........................................................................            9,255             10,001
                                                                                                    ----------         ----------
      Total current liabilities..............................................................           24,450             24,286
Long-term debt...............................................................................           24,318             37,352
Minority interest and other non-current liabilities..........................................            2,109              1,880
Stockholders' equity:
   Preferred stock, $.01 par value; none issued..............................................               --                 --
   Common stock, $.01 par value;10,895,000 and 8,468,000 shares issued and outstanding in
      1997 and 1996, respectively............................................................              109                 85
   Paid-in capital...........................................................................           53,984             28,108
   Cumulative translation adjustment.........................................................           (1,173)              (184)
   Accumulated deficit.......................................................................             (319)            (5,559)
                                                                                                    ----------          ---------
      Total stockholders' equity.............................................................           52,601             22,450
                                                                                                    ----------          ---------
      Total liabilities and stockholders' equity.............................................       $  103,478          $  85,968
                                                                                                    ----------         ----------
                                                                                                    ----------         ----------


                    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE FISCAL YEARS ENDED JANUARY 3, 1998, DECEMBER 28, 1996
                                 AND DECEMBER 30, 1995
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                        1997             1996               1995
                                                                                        ----             ----               ----
Net sales...................................................................           $148,253         $124,765          $106,348
Cost of sales...............................................................            102,523           87,330            73,841
                                                                                       --------         --------          --------
      Gross profit..........................................................             45,730           37,435            32,507
Selling and distribution expenses...........................................             22,150           18,319            15,385
General and administrative expenses.........................................             10,689           10,439             9,326
Provision for product line discontinuance...................................                 --               --               900
                                                                                       --------         --------          --------
      Income from operations................................................             12,891            8,677             6,896
Interest expense and deferred financing amortization........................              4,136            4,351             4,327
Other expense (income), net.................................................                413             (146)              (36)
                                                                                       --------         --------          --------
      Earnings before income taxes..........................................              8,342            4,472             2,605
Provision (benefit) for income taxes........................................              2,538            1,389              (140)
                                                                                       --------         --------          --------
     Earnings from continuing operations....................................              5,804            3,083             2,745
Discontinued operations, net of income tax:
     (Loss) earnings from discontinued operations...........................                 --             (744)              419
     Loss on disposal including operating losses
             during the phase-out period....................................               (564)          (1,866)               --
                                                                                       --------         --------          --------
      Net earnings..........................................................           $  5,240         $    473          $  3,164
                                                                                       --------         --------          --------
                                                                                       --------         --------          --------
Basic earnings (loss) per share:
      Continuing operations.................................................              $0.65            $0.37             $0.32
      Discontinued operations...............................................              (0.06)           (0.31)             0.05
                                                                                       --------         --------          --------
      Net earnings per share................................................              $0.59            $0.06             $0.37
                                                                                       --------         --------          --------
                                                                                       --------         --------          --------
Weighted average number of shares...........................................              8,863            8,415             8,584

Diluted earnings (loss) per share:
      Continuing operations.................................................              $0.64            $0.35             $0.31
      Discontinued operations...............................................              (0.06)           (0.30)             0.05
                                                                                       --------         --------          --------
      Net earnings per share................................................              $0.58            $0.05             $0.36
                                                                                       --------         --------          --------
                                                                                       --------         --------          --------
Weighted average number of shares...........................................              9,104            8,666             8,678


                    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE FISCAL YEARS ENDED JANUARY 3, 1998, DECEMBER 28, 1996
                                    AND DECEMBER 30, 1995
                                    (DOLLARS IN THOUSANDS)


                                                                                         ACCUMULATED
                                                     COMMON STOCK    PAID-IN CAPITAL       DEFICIT           CTA          TOTAL
                                                     ------------    ---------------     -----------         ---          -----
BALANCE,
   December 31, 1994.........................         $      83         $ 24,154         $ (9,196)      $    (384)       $ 14,657
   Net earnings .............................                --               --            3,164              --           3,164
   NOL utilization and change in tax asset
      valuation allowance....................                --            3,409               --              --           3,409
   Exercise of stock options.................                 1              121               --              --             122
   Issuance of deferred warrant..............                --              250               --              --             250
   Change in cumulative translation
      adjustment.............................                --               --               --             156             156
                                                -----------------------------------------------------------------------------------
BALANCE,
   December 30, 1995 ........................         $      84         $ 27,934         $ (6,032)      $    (228)       $ 21,758
   Net earnings..............................                --               --              473              --             473
   Exercise of stock options.................                 1              174               --              --             175
   Change in cumulative translation
      adjustment.............................                --               --               --              44              44
                                                -----------------------------------------------------------------------------------
BALANCE,
   December 28, 1996.........................         $      85         $ 28,108         $  (5,559)     $    (184)       $ 22,450
   Net earnings..............................                --               --            5,240              --           5,240
   NOL utilization and change in tax asset
      valuation allowance....................                --            3,558               --              --           3,558
   Proceeds from stock offering..............                24           22,069               --              --          22,093
   Issuance of stock.........................                --              213               --              --             213
   Exercise of stock options.................                --               36               --              --              36
   Change in cumulative translation
      adjustment.............................                --               --               --            (989)           (989)
                                                -----------------------------------------------------------------------------------
BALANCE,
   January 3, 1998...........................          $    109         $ 53,984       $     (319)       $ (1,173)       $ 52,601
                                                -----------------------------------------------------------------------------------
                                                -----------------------------------------------------------------------------------


                    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE FISCAL YEARS ENDED JANUARY 3, 1998, DECEMBER 28, 1996
                                    AND DECEMBER 30, 1995
                                    (DOLLARS IN THOUSANDS)


                                                                                          1997            1996              1995
                                                                                          ----            ----              ----
Cash flows from operating activities--
   Net earnings..................................................................       $ 5,240        $     473        $   3,164
      Adjustments to reconcile net earnings to net cash provided by continuing operating activities--
         Depreciation and amortization...........................................         2,953            2,752            3,024
         Utilization of NOL......................................................         2,370               98             (137)
         Discontinued operations.................................................           564            2,610             (419)
         Cash effects of changes in--
           Accounts receivable...................................................        (2,392)          (5,801)             862
           Inventories...........................................................        (3,116)          (2,636)          (3,147)
           Prepaid expenses and other assets.....................................        (1,271)             (99)             911
           Accounts payable......................................................         1,231             (218)           3,071
           Accrued expenses and other liabilities................................          (746)           1,925             (198)
                                                                                        -------         --------        ---------
   Net cash provided by (used in) continuing operating activities................         4,833             (896)           7,131
   Net cash (used in) provided by discontinued operating activities..............        (2,963)           1,311           (2,268)
                                                                                        -------         --------        ---------
    Net cash provided by operating activities....................................         1,870              415            4,863
                                                                                        -------         --------        ---------
Cash flows from investing activities--
   Additions to property and equipment...........................................        (4,959)          (2,966)          (2,728)
   Proceeds from sale of discontinued operations.................................         6,281            4,800               --
   Net cash received from sale of investment.....................................            --               --            1,337
                                                                                        -------         --------        ---------
   Net cash provided by (used in) investing activities...........................         1,322            1,834           (1,391)
                                                                                        -------         --------        ---------
Cash flows from financing activities--
   Proceeds from stock offering..................................................        22,093               --               --
   Proceeds from sale and leaseback..............................................        10,200               --               --
   Reduction in revolving credit line, net.......................................       (14,575)            (425)          (1,000)
   Reduction in term loans.......................................................        (8,362)          (3,597)          (2,932)
   (Reduction in) proceeds from foreign bank debt................................        (1,595)           2,233            1,200
   Proceeds from senior secured note.............................................            --               --           15,000
   Proceeds from credit facility.................................................            --               --           31,000
   Retirement of bank debt.......................................................            --               --          (44,055)
   Other financing activities, net...............................................           (42)             (22)          (2,366)
                                                                                        -------         --------        ---------
   Net cash provided by (used in) financing activities...........................         7,719           (1,811)          (3,153)
                                                                                        -------         --------        ---------
Changes in cash and cash equivalents--
      Net increase in cash and cash equivalents..................................        10,911              438              319
      Cash and cash equivalents at beginning of year.............................         1,410              972              653
                                                                                        -------         --------        ---------
      Cash and cash equivalents at end of year...................................       $12,321         $  1,410        $     972
                                                                                        -------         --------        ---------
                                                                                        -------         --------        ---------


                    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      NATURE OF OPERATIONS

         The Middleby Corporation (the "Company") is engaged in the design, manufacture and sale of commercial and institutional foodservice equipment. Its major lines of products consist of conveyor ovens, toasters, counter-top cooking and warming equipment, heavy-duty gas ovens, convection ovens, broilers, steamers and semi-custom fabrication. The Company manufactures and assembles most of this equipment at two factories in the United States and one operation in the Philippines. The Company conducts its business principally through three domestic and two international divisions. Each division operates primarily on a decentralized basis.

         The Company's products are sold primarily to independent dealers and distributors and are marketed primarily through the Company's sales personnel and network of independent manufacturers' representatives. The Company's end-user customers include: (i) fast food or quick-service restaurants, including those restaurants that primarily offer pizza, (ii) full-service restaurants, including casual-theme restaurants, (iii) retail outlets, such as convenience stores, supermarkets and department stores and (iv) public and private institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, military facilities and government agencies. Included in these customers are several large multi-national restaurant chains which account for a significant portion of the Company's business, although no single customer accounts for more than 10% of net sales.

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

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

         The Company's fiscal year ends on the Saturday nearest December 31. Fiscal years 1997, 1996 and 1995 ended on January 3, 1998, December 28, 1996 and December 30, 1995, respectively, and included 53, 52 and 52 weeks, respectively.

(b)      CASH AND CASH EQUIVALENTS

         The Company considers all short-term investments with original maturities of three months or less when acquired to be cash equivalents. The Company's policy is to invest its excess cash in U.S. Government securities, interest-bearing deposits with major banks, municipal notes and bonds and commercial paper of companies with strong credit ratings that are subject to minimal credit and market risk.

(c)      USE OF ESTIMATES

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

(d)      INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined utilizing the first-in, first-out (FIFO) inventory method. Inventories at January 3, 1998 and December 28, 1996 are as follows:


                                                                                  1997            1996
                                                                                  ----            ----
                                                                                 (dollars in thousands)
     Raw materials and parts.....................................               $  6,073        $  6,492
     Work in process.............................................                  6,804           4,621
     Finished goods..............................................                 11,195           9,843
                                                                               ---------      ----------
                                                                                $ 24,072        $ 20,956
                                                                               ---------      ----------
                                                                               ---------      ----------

         The amounts shown above are net of inventory reserves of $546,000 and $946,000 at January 3, 1998 and December 28, 1996, respectively.

(e)      ACCOUNTS RECEIVABLE

         Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $577,000 and $495,000 at January 3, 1998 and December 28, 1996, respectively.

(f)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are carried at cost as follows:


                                                                                           1997            1996
                                                                                           ----            ----
                                                                                           (dollars in thousands)
    Land and improvements.........................................................      $  3,322        $  3,322
    Building and improvements.....................................................        11,621          11,012
    Machinery and equipment.......................................................        20,381          16,250
                                                                                      ----------      ----------
                                                                                          35,324          30,584
    Less accumulated depreciation.................................................       (13,534)        (11,741)
                                                                                      ----------      ----------
                                                                                         $21,790         $18,843
                                                                                      ----------      ----------
                                                                                      ----------      ----------


         Depreciation is provided for financial statement purposes using the straight-line method and amounted to $2,094,000, $1,549,000 and $1,543,000 in fiscal 1997, 1996 and 1995, respectively. Following is a summary of the estimated useful lives:


     DESCRIPTION                                                                                     LIFE
     -----------                                                                                     ----
     Land improvements....................................................................          7 years
     Building and improvements............................................................      20 to 40 years
     Machinery and equipment..............................................................       3 to 10 years


         Expenditures which significantly extend useful lives are capitalized. Maintenance and repairs are charged to expense as incurred. Asset impairments are recorded whenever events or changes in circumstances indicate that the recorded value of an asset is less than the sum of its expected future cash flows, in accordance with SFAS No. 121: "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

(g)      EXCESS PURCHASE PRICE OVER NET ASSETS ACQUIRED

         The excess purchase price over net assets acquired is being amortized using a straight-line method over 40 years. Amounts presented are net of accumulated amortization of $4,673,000 and $4,216,000 at January 3, 1998 and December 28, 1996, respectively. The Company periodically evaluates the useful life and realizability of the excess purchase price over net assets acquired based on current events and circumstances. Impairments are measured utilizing an undiscounted forecasted income method pertaining to business units and are recorded at the time management deems an impairment has occurred.

(h)      INTANGIBLE ASSETS

         Trademarks, patents, license agreements and other intangibles, included in other assets in the consolidated balance sheets, are being amortized on a straight-line basis over estimated useful lives ranging from 5 to 14 years. Net recorded intangible assets of $684,000 and $243,000 are presented net of accumulated amortization of $2,383,000 and $2,314,000 at January 3, 1998 and December 28, 1996, respectively.

(i)      ACCRUED EXPENSES

         Accrued expenses consist of the following at January 3, 1998 and December 28, 1996, respectively:


                                                                                       1997            1996
                                                                                       ----            ----
                                                                                       (dollars in thousands)
          Accrued payroll and related expenses....................................    $3,601           $3,567
          Accrued commissions.....................................................     1,510            1,392
          Accrued warranty........................................................     1,172            1,252
          Other accrued expenses..................................................     2,972            3,790
                                                                                    --------       ----------
                                                                                      $9,255          $10,001
                                                                                    --------       ----------
                                                                                    --------       ----------

(j)     FOREIGN CURRENCY

        Foreign currency transactions are accounted for in accordance with SFAS No. 52: "Foreign Currency Translation." Assets and liabilities of the Company's foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders' equity until sale or liquidation of the net investment in the foreign entity takes place. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur. Intercompany transactions of a long-term investment nature are considered part of the Company's net investment and hence do not give rise to gains or losses.

(k)      RESEARCH AND DEVELOPMENT COSTS

         Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $1,695,000, $1,515,000 and $1,438,000 in fiscal 1997, 1996 and 1995, respectively.

(l)      EARNINGS PER SHARE

         During the fourth quarter of 1997, the Company adopted SFAS No. 128:
"Earnings Per Share" which specifies modifications to the calculation of earnings per share from that historically used by the Company. Under SFAS 128, "basic earnings per share" is calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" is calculated based upon the weighted average number of common shares outstanding, warrants and other potential common shares, if they are dilutive. The Company's common share equivalents consist of shares issuable on exercise of outstanding options computed using the treasury method and amounted to 241,000, 251,000 and 94,000 for fiscal 1997, 1996 and 1995, respectively. All prior periods have been restated to present all earnings per share data on a consistent basis.

(m)      CONSOLIDATED STATEMENTS OF CASH FLOWS

         For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid instruments with a maturity of three months or less to be cash equivalents. Cash paid for interest was $3,925,000, $4,397,000 and $4,076,000 in fiscal 1997, 1996 and 1995, respectively. Cash payments totaling $304,000, $256,000 and $371,000 were made for income taxes during fiscal 1997, 1996 and 1995, respectively.

(n)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of all financial instruments approximates the fair value of those assets and liabilities.

(3)      DISCONTINUED OPERATION

         On January 23, 1997, the Company completed the sale of substantially all of the assets of Victory Refrigeration Company ("Victory"). After post-closing adjustments, gross proceeds were $6,700,000, less amounts for retained liabilities and transaction costs aggregating $2,600,000. The sale and leaseback of the Victory facility to an unrelated third party had previously been completed on December 27, 1996 for proceeds of $4,800,000, less certain transaction expenses.

         The results of Victory have been reported separately as a discontinued operation in the consolidated financial statements for all periods presented. The results of the discontinued operations are not necessarily indicative of the results which may have been obtained had the continuing and discontinued operations been operating independently. Summarized results of Victory are as follows:


                                                                             1996             1995
                                                                             ----             ----
                                                                             (dollars in thousands)
         Net sales................................................         $27,261          $32,841

         (Loss) income from operations............................            (458)           1,642

         (Loss) earnings before income taxes......................          (1,111)             603

         (Benefit) provision for income taxes.....................            (367)             184

         (Loss) earnings from discontinued
               operations.........................................            (744)             419


         Additionally, the company recorded losses from operations during the phase-out period and on disposal of the business of $564,000 and $1,866,000 in 1997 and 1996, respectively.

         Interest expense of $809,000 and $771,000 for 1996 and 1995, respectively, has been allocated based upon the ratio of the net assets of the discontinued operations to the consolidated capitalization of the Company. Continuing operations and discontinued operations reflect the net tax expense or tax benefit generated by the respective operations, limited, however, by the income tax benefit recognized in the Company's historical financial statements. No general corporate expenses have been allocated to the discontinued operations.

         The net assets of discontinued operations included in the consolidated balance sheets at December 28, 1996 consisted primarily of receivables, inventory and equipment related to the discontinued operations, net of accounts payable, accrued liabilities and closing costs associated with the sale.

(4)      FINANCING ARRANGEMENTS

         The following is a summary of long-term debt at January 3, 1998 and December 28, 1996:

                                                                      1997                 1996
                                                                      ----                 ----
                                                                       (dollars in thousands)
                  Senior note.................................      $ 15,000             $ 15,000
                  Senior secured credit facility:
                       Revolving credit line..................            --               14,575
                       Term loans.............................            --                8,362
                  Intellectual property lease.................        10,200                   --
                  Other.......................................         2,713                3,331
                                                                   ---------           ----------

                                                                      27,913               41,268
                  Less current maturities of
                       long-term debt.........................         3,595                3,916
                                                                   ---------           ----------

                                                                   $  24,318             $ 37,352
                                                                   ---------           ----------
                                                                   ---------           ----------


         The Company completed a public stock offering in December 1997 (see
Note 5). Net proceeds from the offering of approximately $22.1 million were used to repay borrowings under the senior secured credit facility. In March 1998, the Company entered into a $20,000,000 unsecured multi-currency revolving line of credit with a major international bank to replace the senior secured credit facility. The multi-currency revolving line of credit permits borrowings at floating interest rates of between 0.3% to 1.5% above LIBOR rate or at the bank's reference rate to 0.5% below that reference rate. The interest rate is adjusted quarterly based on the Company's defined indebtedness ratio on a rolling four-quarter basis. At the initiation of the multi-currency revolving line of credit, the floating interest rate for any borrowings under LIBOR contracts was at 0.75% above the LIBOR rate and the rate for any borrowings under reference rate contracts was at the bank's reference rate. A variable commitment fee, based upon the indebtedness ratio, of between 0.075% to 0.3% is charged on the unused portion of the multi-currency revolving line of credit. This multi-currency revolving line of credit expires on February 28, 2001, or earlier at the Company's option.

         In December 1997, the Company entered into a four-year sale and leaseback of certain intellectual property for $10,200,000. The sale and leaseback facility bears an implicit interest rate of 10.3% and has a four-year term maturing on December 30, 2001. At its option, the Company may repurchase the intellectual property after three years at a specified price. After the final maturity of the lease, the Company may repurchase the intellectual property at its then fair market value. Principal and interest are paid on a quarterly basis.

         The unsecured senior note bears interest at 10.99% and has an eight-year term maturing January 10, 2003 with semi-annual payments of $2,500,000 beginning in July 2000. A warrant for the purchase of 250,000 shares of common stock of the Company at an exercise price of $3 per share was issued in conjunction with the note. The note agreement was previously secured by a senior security interest in substantially all the intellectual property collateral of the Company's subsidiaries. Concurrently with the initiation of the unsecured multi-currency revolving line of credit, the noteholder released its secured position.

         The terms of the credit and note agreements limit the paying of dividends, limit capital expenditures and leases, and require, among other terms, a minimum amount, as defined, of stockholders' equity, and certain ratios of indebtedness and fixed charge coverage. The credit and note agreements also provide that if a material adverse change in the Company's business operations or conditions occurs, the lender and noteholder could declare an event of default. The Company was in compliance with all covenants as amended for the period ending January 3, 1998.

         A foreign subsidiary of the Company had borrowings of $1,838,000 at January 3, 1998, under a revolving credit line. The Company's domestic subsidiary guarantees this revolving credit line. Interest is at the prevailing bank rate. The revolving credit line is payable in full on various dates during 1998 with final payment due November 6, 1998.

         The aggregate amount of long-term debt payable during each of the next five years and thereafter is as follows:


                                                         (dollars in thousands)
                  1998...............................          $ 3,595
                  1999...............................          $ 1,892
                  2000...............................          $ 5,358
                  2001...............................          $ 9,568
                  2002...............................          $ 5,000
                  Thereafter.........................          $ 2,500
                                                               -------

                                                               $27,913
                                                               -------
                                                               -------

(5)      COMMON AND PREFERRED STOCK

         (a)  Shares Authorized

               At January 3, 1998 and December 28, 1996, the Company had 20,000,000 shares of common stock and 2,000,000 shares of Non-voting Preferred Stock authorized.

          (b)  Public Stock Offering

               In December 1997, the Company completed a public stock offering. The offering totaled 3,001,500 shares of which the Company sold 2,391,500 shares and 610,000 shares were sold by selling stockholders. Net proceeds to the Company totaled approximately $22.1 million and were used to repay certain indebtedness.

         (c)  Warrant

               In conjunction with the issuance of the senior notes in January 1995 (see Note 4), the Company issued a transferable warrant to the noteholder for the purchase of 250,000 shares of common stock at an exercise price of $3 per share. The warrant provides for adjustment of the exercise price if the Company issues additional shares at a purchase price below the then current market price, as defined, and for adjustment of the number of shares if the Company declares a stock dividend. The warrant became exercisable on February 10, 1995 and expires July 10, 2003.

         (d)  Stock Options

               The Company maintains the Amended and Restated 1989 Stock Incentive Plan (the "Plan"), effective as of February 16, 1989, which provides rights to key employees to purchase shares of common stock at the fair market value of the stock on the date of grant. A maximum amount of 400,000 shares can be issued under the Plan. Options may be exercised upon certain vesting requirements being met, but expire to the extent unexercised within a maximum of ten years from the date of grant. At January 3, 1998, 154,575 shares remain available for future grants under the Plan. The weighted average exercise price of options outstanding under the Plan was $4.48 at January 3, 1998 and $4.43 at December 28, 1996.

               In addition to the above Plan, certain directors of the Company have options outstanding at January 3, 1998 for 1,000 shares exercisable at $1.875 per share and 75,000 shares exercisable at $7.50 per share.

               A summary of stock option activity is presented below:


                                                Key                                  Option
         Stock Option Activity               Employees          Directors        Price Per Share
         ---------------------               ---------          ---------        ---------------
             Outstanding at
                  December 30, 1995.....       155,000            9,000          $1.25 to $5.63

                  Granted...............        60,000           75,000          $5.25 to $7.50

                  Exercised.............       (72,500)          (2,000)         $1.25 to $4.38

                  Forfeited.............        (5,900)              --          $3.00 to $5.63
                                              --------        ---------
             Outstanding at
                  December 28, 1996......      136,600           82,000          $1.25 to $7.50
                                              --------        ---------
                                              --------        ---------
                  Granted................        5,000               --          $9.63

                  Exercised..............       (4,562)          (6,000)         $1.875 to $5.63

                  Forfeited..............      (12,500)              --          $5.25 to $5.63
                                              --------        ---------
             Outstanding at
                  January 3, 1998.........     124,538           76,000          $1.25 to $9.63
                                              --------        ---------
                                              --------        ---------


               The weighted average exercise price of options granted was $9.63 and $5.78 in 1997 and 1996, respectively. As permitted under SFAS
         No. 123: "Accounting for Stock-Based Compensation" the Company has elected to follow APB Opinion No. 25: "Accounting for Stock Issued to Employees" and related interpretations, in accounting for stock-based awards to employees and directors. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements for all periods presented.

               Pro forma information regarding net earnings and earnings per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its employee and director stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value of options granted in fiscal years 1997, 1996 and 1995 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following general assumptions: risk-free interest rate of 5.5 percent, no expected dividend yield, expected lives of 3.5 to 6.0 years and expected volatility of 57.6%.

               The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

               For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                                   1997          1996         1995
                                                                   ----          ----         ----
                                                              (dollars in thousands, except per share data)
         Earnings from continuing operations...............      $ 5,675       $ 2,946      $ 2,678

              Per share:

                   Basic....................................     $  0.64       $  0.35      $  0.31

                   Diluted..................................     $  0.62       $  0.34      $  0.31

         Net earnings.......................................     $ 5,111       $  336       $ 3,097

              Per share:

                   Basic....................................     $  0.58       $  0.04      $  0.36

                   Diluted..................................     $  0.56       $  0.04      $  0.36



(6)      PROVISION FOR PRODUCT LINE DISCONTINUANCE

         In 1995, company management made the decision to discontinue the production of a unique line of mixers. A provision of $900,000 was recorded for this product line discontinuance. The charge related to the disposal of assets associated with the product line and its operations. No changes in operating personnel were made as a result of this decision.

(7)      INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109: "Accounting for Income Taxes."

         The provision for income taxes for continuing operations is summarized as follows:


                                                               1997          1996           1995
                                                               ----          ----           ----
                                                                     (dollars in thousands)
           Federal                                           $2,346         $1,153         $(385)
           State and local...........................           178            188           183
           Foreign...................................            14             48            62
                                                           --------       --------        ------
                                                             $2,538         $1,389         $(140)
                                                           --------       --------        ------
                                                           --------       --------        ------


         Although the Company is not a Federal taxpayer due to its net operating loss ("NOL") carry-forwards, a tax provision is still required to be recorded. The majority of the NOL carry-forwards expiring prior to 1998 relate to a 1983 quasi-reorganization and were not recorded as a benefit to the tax provision, but were directly credited to paid-in-capital. NOL's expiring in 1998 and thereafter are recorded entirely as a benefit to the tax provision as they are recognized. Reconciliation of the differences between income taxes computed at the Federal statutory rate and effective rate are as follows:


                                                                  1997         1996         1995
                                                                  ----         ----         ----
         U.S. Federal statutory tax rate................          34.0%        34.0%        34.0%
         Utilizations of NOL and reductions
              in valuation allowance....................         (13.1)       (19.3)       (65.6)
         Permanent book vs. tax
              differences...............................           1.8          1.2         15.5
         Foreign tax losses with no benefit
              and rate differentials....................           5.6         11.0          3.7
         State taxes, net of federal
              benefit...................................           2.1          4.2          7.0
                                                                ------        -----        -----
         Consolidated effective tax rate for
              continuing operations........................       30.4         31.1         (5.4)
                                                                ------        -----        -----
                                                                ------        -----        -----


         At January 3, 1998 and December 28, 1996, the Company had recorded the following deferred tax assets and liabilities which were comprised of the following:


                                                                              1997                1996
                                                                              ----                ----
                                                                               (dollars in thousands)
           Deferred tax assets:
              Net operating loss carry-forwards...................            $5,224             $12,073
              Tax credit carry-forwards...........................             1,676               1,503
              Accrued pension benefits............................               862                 703
              Accrued warranty....................................               398                 641
              Other                                                              367               1,141
              Valuation allowance.................................                --              (9,437)
                                                                             -------              ------
                    Deferred tax assets...........................             8,527               6,624
           Deferred tax liabilities:
              Depreciation........................................            (1,748)             (1,588)
                                                                             -------              ------
           Net deferred tax assets ...............................            $6,779              $5,036
                                                                             -------              ------
                                                                             -------              ------


         As of January 3, 1998, the consolidated tax loss carry-forwards for Federal income tax purposes were approximately $5,224,000 on a tax effected basis. These carry-forwards expire as follows: $3,000 in 1998; $264,000 in 2001; $508,000 in 2004; $1,619,000 in 2005; $1,913,000 in 2006; and $917,000
in 2007. Consolidated business tax credit carry-forwards available at January 3, 1998 to reduce future tax liabilities were approximately $898,000 and expire from 1998 through 2000. The Company also has tax credits of approximately $778,000 resulting from Federal alternative minimum tax payments that do not expire.

         The decrease in the gross tax asset and the related valuation allowance was primarily due to the utilization and expiration of NOL carry-forwards during 1997. At January 3, 1998, the Company has recorded no valuation allowance, reflecting management's judgement as to the Company's ability to generate taxable income which will, more likely than not, be sufficient to recognize these tax assets.

(8)      COMMITMENTS AND CONTINGENCIES

         The Company leases office and plant facilities and equipment under operating leases which expire in fiscal 1998 through 2003. Rental expense was $1,569,000, $802,000 and $816,000 in fiscal 1997, 1996 and 1995, respectively. Future minimum rental payments under these leases are as follows:


                                                     (dollars in thousands)
     1998.................................               $   1,515
     1999.................................                   1,337
     2000.................................                   1,453
     2001.................................                     862
     2002.................................                     840
     Thereafter...........................                     345
                                                          --------
                                                          $  6,352
                                                          --------
                                                          --------


         In addition to the above, the Company entered into an agreement with the owner of the Victory facility (prior to the sale of the Victory subsidiary -see Note 3) to guarantee Victory's lease payments. The lease guarantee expires no later than December 27, 1998. The contingent liability related to this guarantee totals approximately $368,000 at January 3, 1998.

(9)      GEOGRAPHIC INFORMATION

         The Company's principal manufacturing operations are located in the United States and the Philippines, with additional sales and distribution operations located in Canada, China, France, Japan, Korea, Mexico, Spain and Taiwan. The Company's products are marketed to customers in more than 100 countries through these operations, together with a network of independent distributors. Total export sales represented 37%, 37% and 36% of total net sales in fiscal 1997, 1996 and 1995, respectively. Net sales by each major geographic region are as follows:

                                                         1997                 1996                1995
                                                      -----------          -----------         -----------
                                                                     (dollars in thousands)
               United States.................         $  92,958            $  78,491            $  68,269
                                                      ---------            ---------            ---------

               Asia/Pacific..................            25,857               25,606               20,161
               Europe/Other..................            16,416               11,351               10,039
               Latin America ................             7,563                5,281                4,036
               Canada........................             5,459                4,036                3,843
                                                      ---------            ---------            ---------
                   Total international.......            55,295               46,274               38,079
                                                      ---------            ---------            ---------

                                                      $ 148,253            $ 124,765            $ 106,348
                                                      ---------            ---------            ---------
                                                      ---------            ---------            ---------


(10)     EMPLOYEE BENEFIT PLANS

         The Company has a discretionary profit sharing plan and a 401(k) savings plan for United States salaried and non-union hourly employees. The company had profit sharing expense of $310,000, $308,000 and $299,000 in fiscal
1997, 1996 and 1995, respectively.

         The Company has a defined benefit pension plan for union hourly plant employees at the Elgin, Illinois facility. The company's funding policy is to contribute the minimum required by the Employee Retirement Income Security Act of 1974. The plan had projected benefit obligations of $2,204,000 and $1,911,000 at January 3, 1998 and December 28, 1996, respectively. The market values of plan assets were $1,806,000 and $1,549,000 at January 3, 1998 and December 28,
1996, respectively. The discount rates used to determine the projected benefit obligations were 7.5% and 7.5% for 1997 and 1996, respectively. The net pension expense for this plan was $149,000, $155,000 and $140,000 for fiscal 1997, 1996 and 1995, respectively.

         The Company has retirement benefit agreements with its Chairman and President, and a non-qualified defined benefit retirement plan for certain officers. The retirement benefits are based on a percentage of the officer's final base salary and the number of years of employment. Additionally, the Company maintains a retirement plan for non-employee directors. The plan provides for an annual benefit upon retirement from the Board of Directors at age 70, equal to 100% of the director's last annual retainer, payable for a number of years equal to the director's years of service up to a maximum of 10 years. The projected benefit obligations accrued under these agreements were $2,115,000 and $2,067,000 at January 3, 1998 and December 28, 1996,
respectively, and are currently unfunded. The discount rates used to determine the projected benefit obligations were 7.0% and 7.5% for 1997 and 1996, respectively. Retirement benefit expense was $51,000, $255,000 and $255,000 in fiscal 1997, 1996 and 1995, respectively.





(11)     QUARTERLY DATA (UNAUDITED)


                                                                  1st              2nd                3rd                4th
                                                                  ---              ---                ---                ---
                                                                       (dollars in thousands, except per share data)
           1997
           ----
           Net sales..................................       $   32,698         $   42,082         $   35,850         $   37,623
           Gross profit...............................           10,474             12,814             11,002             11,440
           Income from operations.....................            3,118              3,735              2,887              3,151
           Earnings from continuing operations........            1,386              1,587              1,231              1,600
           Loss from discontinued operations..........               --               (564)                --                 --
           Net  earnings..............................       $    1,386         $    1,023         $    1,231         $    1,600
                                                             ----------         ----------         ----------         ----------
                                                             ----------         ----------         ----------         ----------
           Basic earnings (loss) per share:
               Continuing operations..................       $     0.16         $     0.18          $    0.14         $     0.17
               Discontinued operations................             0.00              (0.06)              0.00               0.00
                                                             ----------         ----------         ----------         ----------
           Net earnings per share.....................       $     0.16         $     0.12         $     0.14         $     0.17
                                                             ----------         ----------         ----------         ----------
                                                             ----------         ----------         ----------         ----------

           Diluted earnings (loss) per share:
               Continuing operations..................       $     0.16         $     0.18          $   0.14          $     0.16
               Discontinued operations................             0.00              (0.06)             0.00                0.00
                                                             ----------         ----------         ----------         ----------
           Net earnings per share.....................       $     0.16         $     0.12         $     0.14         $     0.16
                                                             ----------         ----------         ----------         ----------
                                                             ----------         ----------         ----------         ----------
           1996
           ----
           Net sales..................................       $   29,510         $   28,661          $  31,400         $   35,194
           Gross profit...............................            8,567              8,529              9,373             10,966
           Income from operations.....................            2,288              1,671              2,062              2,656
           Earnings from continuing operations........              766                401                624              1,292
           Loss from discontinued operations..........              (80)              (432)            (1,603)              (495)
           Net  earnings..............................       $      686         $      (31)        $     (979)        $      797
                                                             ----------         ----------         ----------         ----------
                                                             ----------         ----------         ----------         ----------

           Basic earnings (loss) per share:
               Continuing operations..................       $     0.09         $     0.05         $     0.08         $     0.15
               Discontinued operations................            (0.01)             (0.05)             (0.19)             (0.06)
                                                             ----------         ----------         ----------         ----------
           Net earnings per share.....................       $     0.08         $     0.00         $    (0.11)        $     0.09
                                                             ----------         ----------         ----------         ----------
                                                             ----------         ----------         ----------         ----------

           Diluted earnings (loss) per share:
               Continuing operations..................       $     0.09         $     0.04         $     0.07         $     0.15
               Discontinued operations................            (0.01)             (0.04)             (0.19)             (0.06)
                                                             ----------         ----------         ----------         ----------
           Net earnings per share.....................       $     0.08         $     0.00         $    (0.12)        $     0.09
                                                             ----------         ----------         ----------         ----------
                                                             ----------         ----------         ----------         ----------


                             THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      FISCAL YEARS ENDED JANUARY 3, 1998, DECEMBER 28, 1996
                                     AND DECEMBER 30, 1995


                                       Balance       Additions          Write-Offs       Balance
                                       Beginning     Charged            During the       At End
                                       Of Period     Expense            the Period       Of Period
                                       ---------     -------            ----------       ---------
     Allowance for
        doubtful accounts; deducted from
        accounts receivable on the
        balance sheets-

                  1995                 $342,000       $170,000          $  (99,000)      $413,000

                  1996                 $413,000       $117,000          $  (35,000)      $495,000

                  1997                 $495,000        $453,000         $(371,000)       $577,000


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                 PART III

         The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference, to the extent necessary, in accordance with General Instruction G(3), from the Company's definitive proxy statement filed pursuant to Regulation 14A in connection with the 1998 annual meeting of stockholders.

                                 PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      1.       Financial statements.

                  The financial statements listed on Page 20 are filed as part of this Form 10-K.


         3.       Exhibits.
                  (3) (i)                  Unofficial Restated Certificate of Incorporation of The
                                           Middleby Corporation (as amended to August 23, 1996),
                                           incorporated by reference to the Company's Form 10-Q/A,
                                           Amendment No. 1, Exhibit 3(i), for the fiscal quarter ended
                                           June 29, 1996, filed on August 23, 1996;

                  (3) (ii)                 Unofficial Amended and Restated Bylaws of The Middleby
                                           Corporation (as amended to August 23, 1996),
                                           incorporated by reference to the Company's Form 10-Q/A,
                                           Amendment No. 1, Exhibit 3(ii), for the fiscal quarter ended
                                           June 29, 1996, filed on August 23, 1996;

                  (4) (a)                  Certificate of Designations dated October 30, 1987, and
                                           specimen stock certificate relating to the Company
                                           Preferred Stock, incorporated by reference from the
                                           Company's Form 10-K, Exhibit (4), for the fiscal year
                                           ended December 31, 1988, filed on March 15, 1989;






                  (4) (b)                   Loan and Security Agreement dated January 9, 1995, by
                                            and among Middleby Marshall Inc. and Asbury Associates, Inc., as
                                            Borrowers, certain lenders named therein, as Lenders, and Sanwa
                                            Business Credit Corporation, as Agent and Lender, incorporated by reference to the Company's Form 10-K, Exhibit (4) (b), for the
                                            fiscal year ended December 31, 1994, filed on March 31, 1995;

                  (4) (b) (i)               First Amendment to Loan and Security Agreement, incorporated by reference to the Company's Form 10-Q, Exhibit (4)(b)(i), for the
                                            fiscal quarter ended June 29, 1996, filed on August 13, 1996;

                  (4) (b) (ii)              Second Amendment to Loan and Security Agreement,
                                            dated as of December 26, 1996, incorporated by reference to the
                                            Company's Form 10-K for the fiscal year ended December 28, 1996, filed on March 28, 1997;

                  (4) (b) (iii)             Third Amendment to Loan and Security Agreement, dated
                                            as of January 22, 1997, incorporated by reference to the Company's
                                            Form 10-K for the fiscal year ended December 28, 1996, filed on
                                            March 28, 1997;

                  (4) (c)                   Note Agreement dated as of January 1, 1995, among
                                            Middleby Marshall Inc. and Asbury Associates, Inc. as Obligors,
                                            incorporated by reference to the Company's Form 10-K, Exhibit (4) (c), for the fiscal year ended December 31, 1994, filed on March 31, 1995;

                  (4) (c) (i)               Amendment No. 1 to Note Agreement, incorporated by
                                            reference to the Company's Form 10-Q, Exhibit (4)(c)(i), for the
                                            fiscal quarter ended June 29, 1996, filed August 13, 1996;

                  (4) (c) (ii)              Amendment No. 2 to Note Agreement, incorporated by
                                            reference to the Company's Form 10-Q, Exhibit (4)(c)(ii), for the
                                            fiscal quarter ended June 29, 1996, filed on August 13, 1996;

                  (4) (c) (iii)             Amendment No. 3 to Note Agreement, dated as of August
                                            15, 1996, incorporated by reference to the Company's Form 10-K for the fiscal year ended December 28, 1996, filed on March 28, 1997;




                  (4) (c) (iv)              "Second Amendment" (Amendment No. 4) to Note Agreement,
                                            dated as of January 15, 1997, incorporated by reference to the
                                            Company's Form 10-K for the fiscal year ended December 28, 1996, filed on March 28, 1997;

                  (4) (d)                   Warrant to purchase common stock of The Middleby
                                            Corporation dated January 10, 1995, incorporated by reference to the Company's Form 10-K, Exhibit (4) (d), for the fiscal year ended December 31, 1994, filed on March 31, 1995;

                  (4) (e)                   Intercreditor Agreement dated as of January 10, 1995, by
                                            and among Sanwa Business Credit Corporation, as Agent, the
                                            Northwestern Mutual Life Insurance Company, as the Senior
                                            Noteholder, and First Security Bank of Utah, National Association,
                                            as Security Trustee and collateral Agent, incorporated by reference to the Company's Form 10-K, Exhibit (4) (e), for the fiscal year ended December 31, 1994, filed on March 31, 1995;

                  (4) (e) (i)               Amendment No. 1 to Intercreditor Agreement, incorporated by reference to the Company's Form 10-Q, Exhibit (4)(e)(i), for the fiscal quarter ended June 29, 1996, filed on August 13, 1996;

                  (4) (e) (ii)              Amendment No. 2 to Intercreditor Agreement, incorporated by reference to the Company's Form 10-Q, Exhibit (4)(e)(ii), for the fiscal quarter ended June 29, 1996, filed on August 13, 1996;

                  (10) (iii) (a) *          Amended and Restated Employment Agreement of William F. Whitman, Jr.,
                                            dated January 1, 1995, incorporated by reference to the Company's
                                            Form 10-Q, Exhibit (10) (iii) (a), for the fiscal quarter ended
                                            April 1, 1995;

                  (10) (iii) (b) *          Amended and Restated Employment Agreement of David P. Riley,
                                            dated January 1, 1995, incorporated by reference to the Company's
                                            10-Q, Exhibit (10) (iii) (b) for the fiscal quarter ended April
                                            1, 1995;

                  (10) (iii) (c) *          Amended and Restated Employment Agreement of independent directors adopted as of January 1, 1995, incorporated by reference to the
                                            Company's Form 10-Q, Exhibit (10) (iii) (c), for the fiscal quarter ended April 1, 1995;


                  (10) (iii) (d) *          The Middleby Corporation Amended and Restated 1989 Stock Incentive
                                            Plan, as amended, incorporated by reference to the Company's
                                            Form 10-Q, Exhibit (10)(iii)(d), for the fiscal quarter ended
                                            June 29, 1996, filed on August l3, 1996;

                  (10) (iii) (e) *          1996 Management Incentive Plan (Corporate Vice Presidents),
                                            incorporated by reference to Company's Form 10-Q, Exhibit 10
                                            (iii) (f), for the fiscal quarter ended June 29, 1996, filed on August 13, 1996;

                  (10) (iii) (f) *          Description of Supplemental Retirement Program, incorporated by reference to Amendment No. 1 to the Company's Form 10-Q,
                                            Exhibit 10 (c), for the fiscal quarter ended July 3, 1993, filed on August 25, 1993;

                  (10) (iii) (g) *          The Middleby Corporation Stock Ownership Plan, incorporated by reference to the Company's Form 10-K, Exhibit (10) (iii) (m),
                                            for the fiscal year ended January 1, 1994, filed on March 31,
                                            1994;

                  (10) (iii) (h) *          Amendment to The Middleby Corporation Stock Ownership Plan dated as of January 1, 1994, incorporated by reference to the Company's
                                            Form 10-K, Exhibit (10) (iii) (n), for the fiscal year ended
                                            December 31 ,1994, filed on March 31, 1995;

                  (10) (iii) (i)            Agreement of Purchase and Sale of the Company's Cherry Hill,
                                            New Jersey facility, with attached lease, incorporated by reference to the Company's Form 10-Q, Exhibit (10)(iii)(j), for the fiscal quarter ended September 28, 1996, filed on November 12, 1996;

                  (10) (iii) (j)            Asset Purchase Agreement among Middleby Marshall Inc., Victory
                                            Refrigeration Company and Victory Acquisition Group dated December 27,
                                            1996, incorporated by reference to the Company's Form 8-K, Exhibit
                                            (10)(iii)(k), filed on February 7, 1997;

                  (10) (iii) (k)            Underwriting agreement dated October 28, 1997 between the Company and
                                            Shroder and Co. Inc. and Brean Murray, Co Inc., incorporated by reference to exhibit 2 to schedule 13D for William F Whitman, Jr., filed on November
                                            5, 1997;





                  (10) (iii) (l)            The lease agreement dated as of December 30, 1997 between Middleby
                                            Marshall Inc. and Bank of America Leasing and Capital Corporation,
                                            incorporated by reference to the Company's 8-K filed on January 13, 1998;

                  (10) (iii) (m)            Amendment to the lease agreement dated December 30, 1997 between Middleby
                                            Marshall Inc. and Bank of America Leasing and Capital Corporation,
                                            incorporated by reference to the Company's 8-K filed on January 13, 1998;

                  (22)                      List of subsidiaries;

                  (27.1)                    Financial Data Schedules (EDGAR only);

                  (27.2)                    Restated Financial Data Schedules (EDGAR only);

                  (27.3)                    Restated Financial Data Schedules (EDGAR only);



         *        Designates management contract or compensation plan.

(b) There were no reports on Form 8-K in the fiscal fourth quarter of 1997. However, subsequent to the end of the fiscal year, on January 13, 1998, the registrant filed a report of Form 8-K to disclose the sale of certain license and sublicense agreements.

(c) See the financial statement schedule included under Item 8.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th of March, 1998.

                             THE MIDDLEBY CORPORATION

                                                 BY:  /s/ David P. Riley
                                                    ----------------------------
                                                      David P. Riley
                                                      President, Chief Executive
                                                      Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27th, 1998.


                  Signatures                                                      Title
                  -----------                                                     -----
         PRINCIPAL EXECUTIVE OFFICER

         /s/  David P. Riley                                        President, Chief Executive Officer
        --------------------------------------                             and Director
         David P. Riley


         PRINCIPAL FINANCIAL AND
         ACCOUNTING OFFICER

         /s/  John J. Hastings                                      Executive Vice President, Chief
        --------------------------------------                             Financial Officer, Secretary and
         John J. Hastings                                                  Treasurer


         DIRECTORS

         /s/  William F. Whitman, Jr.                               Chairman of the Board and Director
        --------------------------------------
         William F. Whitman, Jr.

         /s/  Robert R. Henry                                       Director
        --------------------------------------
         Robert R. Henry

         /s/  A. Don Lummus                                         Director
        --------------------------------------
         A. Don Lummus

         /s/  John R. Miller, III                                   Director
        --------------------------------------
         John R. Miller, III



         /s/  Philip G. Putnam                                      Director
        --------------------------------------
         Philip G. Putnam

         /s/  Sabin C. Streeter                                     Director
        --------------------------------------
         Sabin C. Streeter

         /s/  Joseph G. Tompkins                                    Director
        --------------------------------------
         Joseph G. Tompkins

         /s/  Laura  B. Whitman                                     Director
        --------------------------------------
         Laura B. Whitman

         /s/  Robert L. Yohe                                        Director
        --------------------------------------
         Robert L. Yohe
