Form 10-Q
period 1998-04-04
MIDDLEBY CORP
filed 1998-05-15
CIK 769520

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


(Mark One)

      X  Quarterly Report Pursuant to Section 13 or 15(d) of the
     ---   Securities Exchange Act of 1934

                          FOR THE PERIOD ENDED APRIL 4, 1998

                                          or

         Transition Report Pursuant to Section 13 or 15(d) of the
     ---   Securities Exchange Act of 1934

                              Commission File No. 1-9973

                      THE MIDDLEBY CORPORATION
     ------------------------------------------------------------------
       (Exact Name of Registrant as Specified in its Charter)


        DELAWARE                                 36-3352497
-------------------------------     ------------------------------------
(State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
Incorporation or Organization)

2850 W. GOLF ROAD, SUITE 405, ROLLING MEADOWS, ILLINOIS        60008
-------------------------------------------------------    ------------
(Address of Principal Executive Offices)                    (Zip Code)


Registrant's Telephone No., including Area Code      (847) 758-3880
                                                -----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X      NO
                                         -----       -----

As of April 4, 1998, there were 10,981,646 shares of the Registrant's common stock outstanding.

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                            QUARTER ENDED APRIL 4, 1998


                                       INDEX

DESCRIPTION                                                  PAGE
-----------                                                  ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  BALANCE SHEETS                               1
                    April 4, 1998 and January 3, 1998

                  STATEMENTS OF EARNINGS                       2
                    April 4, 1998 and March 29, 1997

                  STATEMENTS OF CASH FLOWS                     3
                    April 4, 1998 and March 29, 1997

                  NOTES TO FINANCIAL STATEMENTS                4

         Item 2.  Management's Discussion and Analysis         7
                  of Financial Condition and Results of
                  Operations

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                           10

PART II. OTHER INFORMATION                                    11

PART I.  FINANCIAL INFORMATION

                     THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            (UNAUDITED)
                                                            APR. 4, 1998    JAN. 3, 1998
                                                            ------------    ------------
ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . .        $  2,127      $  12,321
Accounts receivable, net . . . . . . . . . . . . . . .          23,414         22,251
Inventories, net . . . . . . . . . . . . . . . . . . .          26,782         24,072
Prepaid expenses and other . . . . . . . . . . . . . .           1,309          1,248
Current deferred taxes . . . . . . . . . . . . . . . .           3,066          3,000
                                                              --------      ---------
     Total current assets. . . . . . . . . . . . . . .          56,698         62,892

Property, plant and equipment, net of
  accumulated depreciation of
  $14,083 and $13,534. . . . . . . . . . . . . . . . .          22,420         21,790

Excess purchase price over net assets
  acquired, net of accumulated
  amortization of $4,787 and
  $4,673 . . . . . . . . . . . . . . . . . . . . . . .          13,902         12,882

Deferred taxes . . . . . . . . . . . . . . . . . . . .           3,808          3,779

Other assets . . . . . . . . . . . . . . . . . . . . .           2,346          2,135
                                                              --------      ---------

         Total assets. . . . . . . . . . . . . . . . .         $99,174       $103,478
                                                              --------      ---------
                                                              --------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current maturities of long-term debt . . . . . . . . .        $  2,971       $  3,595
Accounts payable . . . . . . . . . . . . . . . . . . .           8,960         11,600
Accrued expenses . . . . . . . . . . . . . . . . . . .           7,136          9,255
                                                              --------      ---------

     Total current liabilities . . . . . . . . . . . .          19,067         24,450

Long-term debt . . . . . . . . . . . . . . . . . . . .          23,810         24,318

Minority interest and other
  non-current liabilities. . . . . . . . . . . . . . .           2,299          2,109

Shareholders' equity:
  Preferred stock, $.01 par value;
    nonvoting; 2,000,000 shares
    authorized; none issued. . . . . . . . . . . . . .               -              -

  Common stock, $.01 par value;
    20,000,000 shares authorized;
    10,982,000 and 10,895,000 issued
    and outstanding in 1998 and
    1997, respectively . . . . . . . . . . . . . . . .             109            109
  Paid-in capital. . . . . . . . . . . . . . . . . . .          54,582         53,984
  Cumulative translation adjustment. . . . . . . . . .            (894)        (1,173)
  Accumulated earnings (deficit) . . . . . . . . . . .             201           (319)
                                                              --------      ---------

      Total shareholders' equity . . . . . . . . . . .          53,998         52,601
                                                              --------      ---------
         Total liabilities and
           shareholders' equity. . . . . . . . . . . .         $99,174       $103,478
                                                              --------      ---------
                                                              --------      ---------

                            See accompanying notes

                       THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                                                Three Months Ended
                                                             --------------------------
                                                             Apr 4, 1998   Mar 29, 1997
                                                             -----------   ------------
Net sales. . . . . . . . . . . . . . . . . . . . . . .        $ 31,101       $ 32,698
Cost of sales. . . . . . . . . . . . . . . . . . . . .          21,663         22,224
                                                              --------      ---------
      Gross profit . . . . . . . . . . . . . . . . . .           9,438         10,474

Selling and distribution expenses. . . . . . . . . . .           5,101          4,681
General and administrative expenses  . . . . . . . . .           2,716          2,675
                                                              --------      ---------

      Income from operations . . . . . . . . . . . . .           1,621          3,118

Interest expense and deferred
   financing amortization. . . . . . . . . . . . . . .             737          1,081
Other expense(income), net . . . . . . . . . . . . . .             112            (38)
                                                              --------      ---------

      Earnings before income taxes . . . . . . . . . .             772          2,075

Provision for income taxes . . . . . . . . . . . . . .             252            689
                                                              --------      ---------
      Net earnings . . . . . . . . . . . . . . . . . .       $     520     $    1,386
                                                              --------      ---------
                                                              --------      ---------

Net earnings per share:
      Basic. . . . . . . . . . . . . . . . . . . . . .       $    0.05     $     0.16
      Diluted. . . . . . . . . . . . . . . . . . . . .       $    0.05     $     0.16

Weighted average number of shares
      Basic. . . . . . . . . . . . . . . . . . . . . .          10,946          8,470
      Diluted. . . . . . . . . . . . . . . . . . . . .          11,139          8,723






                                 See accompanying notes

                         THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)
                                       (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                            ------------------------------
                                                            APR 4,1998        MAR 29, 1997
                                                            ----------      --------------
Cash flows from operating activities-
   Net earnings. . . . . . . . . . . . . . . . . . . .           $ 520      $   1,386
   Adjustments to reconcile net earnings
      to cash provided by continuing
      operating activities-

      Depreciation and amortization. . . . . . . . . .             685            656
      Utilization of NOL's . . . . . . . . . . . . . .             250            620

   Changes in assets and liabilities-
      Accounts receivable. . . . . . . . . . . . . . .          (1,163)        (2,806)
      Inventories. . . . . . . . . . . . . . . . . . .          (2,710)        (3,041)
      Prepaid expenses and other assets. . . . . . . .             216            231
      Accounts payable and other
      liabilities. . . . . . . . . . . . . . . . . . .          (4,589)         2,547
                                                            ----------      --------------

   Net cash used in continuing
      operating activities . . . . . . . . . . . . . .          (6,792)          (407)

   Net cash used in
      discontinued operations. . . . . . . . . . . . .               -         (3,290)
                                                            ----------      --------------
   Net cash used in operating activities . . . . . . .          (6,792)        (3,697)
                                                            ----------      --------------

Cash flows from investing activities-
   Purchase of subsidiary minority
      interest . . . . . . . . . . . . . . . . . . . .          (1,134)             -
   Proceeds from sale of discontinued
      operations . . . . . . . . . . . . . . . . . . .               -          5,081
   Additions to property and equipment . . . . . . . .          (1,179)          (697)
                                                            ----------      --------------
   Net cash (used in) provided by
      investing activities . . . . . . . . . . . . . .          (2,313)         4,384
                                                            ----------      --------------

Cash flows from financing activities-
   Increase in revolving credit line, net. . . . . . .               -            307
   Reduction in term loans . . . . . . . . . . . . . .               -         (2,020)
   Reduction in intellectual property lease. . . . . .            (451)             -
   Reduction in proceeds from
      foreign bank debt. . . . . . . . . . . . . . . .            (680)         1,304
   Other financing activities, net . . . . . . . . . .              41             (3)
                                                            ----------      --------------

   Net cash used in financing activities . . . . . . .          (1,090)          (412)
                                                            ----------      --------------
Changes in cash and cash equivalents-
   Net (decrease) increase in cash
      and cash equivalents . . . . . . . . . . . . . .         (10,194)           275
   Cash and cash equivalents at
      beginning of year. . . . . . . . . . . . . . . .          12,321          1,410
                                                            ----------      --------------
   Cash and cash equivalents at end
      of quarter . . . . . . . . . . . . . . . . . . .         $ 2,127       $  1,685
                                                            ----------      --------------
                                                            ----------      --------------

Interest paid. . . . . . . . . . . . . . . . . . . . .      $      720       $    964
                                                            ----------      --------------
                                                            ----------      --------------

Income taxes paid. . . . . . . . . . . . . . . . . . .      $      513        $    37
                                                            ----------      --------------
                                                            ----------      --------------

                                   See accompanying notes

                      THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    APRIL 4, 1998
                                     (UNAUDITED)


1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   BASIS OF PRESENTATION

          The financial statements have been prepared by The Middleby Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1997 Annual Report.
          Other than as indicated herein, there have been no significant changes from the data presented in said Report.

          In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 4, 1998 and January 3, 1998, and the results of operations for the three months ended April 4, 1998 and March 29, 1997 and cash flows for the three months ended April 4, 1998 and March 29, 1997.


     B.   COMPREHENSIVE INCOME

          During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized.

          Components of comprehensive income were as follows:

                            Apr. 4, 1998    Mar. 29, 1997
                            ------------    -------------
                                   (In thousands)
Net earnings. . . . . . . .   $   520          $  1,386
Cumulative translation
 adjustment . . . . . . . .       279              (151)
                            ------------    -------------

Comprehensive Income. . . .   $   799          $  1,235
                            ------------    -------------
                            ------------    -------------

     2)   INCOME TAXES

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes.

          The Company has recorded an income tax provision of $252,000 for the fiscal three months ended April 4, 1998. The Company has significant tax loss carry-forwards, and although a tax provision is recorded, the Company makes no payment of federal tax other than AMT amounts.

     3)   EARNINGS PER SHARE

          During the fourth quarter of 1997, the Company adopted SFAS No. 128: "Earnings Per Share" which specifies modifications to the calculation of earnings per share from that historically used by the Company. Under SFAS 128, "basic earnings per share" is calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" is calculated based upon the weighted average number of common shares outstanding, warrants and other potential common shares, if they are dilutive. The Company's common share equivalents consist of shares issuable on exercise of outstanding options computed using the treasury method and amounted to 193,000 and 253,000 for the three month periods ended April 3, 1998 and March 29, 1997, respectively. All prior periods have been restated to present all earnings per share data on a consistent basis.


     4)   INVENTORIES

          Inventories are valued using the first-in, first-out method.

          Inventories consist of the following:

                                           APR. 4, 1998     JAN. 3, 1998
                                           ------------     ------------
                                                   (In thousands)
          Raw materials and parts. . . .       $  6,868       $  6,073
          Work-in-process. . . . . . . .          6,458          6,804
          Finished goods . . . . . . . .         13,456         11,195
                                           ------------     ------------

                                               $ 26,782       $ 24,072
                                           ------------     ------------
                                           ------------     ------------

     5)   ACCRUED EXPENSES

               Accrued expenses consist of the following:

                                           Apr. 4, 1998     Jan. 3, 1998
                                           ------------     ------------
                                                   (In thousands)
          Accrued payroll and
            related expenses. . . . .         $ 2,338          $ 3,601
          Accrued commissions . . . .           1,477            1,510
          Accrued warranty. . . . . .           1,170            1,172
          Other accrued expenses. . .           2,151            2,972
                                           ------------     ------------
                                              $ 7,136          $ 9,255
                                           ------------     ------------
                                           ------------     ------------


     6)   ACQUISITION OF SUBSIDIARY MINORITY INTEREST

          During the first quarter of 1998, the Company acquired the remaining minority interest in Asbury Associates, Inc. and the Middleby Philippines Corporation, from the founder and president of Asbury Associates, Inc. The remaining interest was acquired for $500,000 in cash, 50,000 shares of common stock with a market value of $387,000 at the date of issuance, and forgiveness of certain minority interest liabilities owed by the minority shareholder. This transaction increased the Company's ownership interest in these subsidiaries to 100%. The excess purchase price over the value of assets acquired was allocated to goodwill, and is to be amortized over a period of 15 years.

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

                                                                  THREE MONTHS ENDED
                                                                  ------------------
                                                         APR. 4, 1998            MAR. 29, 1997
                                                         ------------            -------------
                                                      Sales       Percent     Sales       Percent
                                                      -----       -------     -----       -------
BUSINESS DIVISIONS
Conveyor oven equipment . . . . . . . . . . . .     $  9,541       30.7%     $12,340       38.0%
Counterline cooking equipment and
   specialty products . . . . . . . . . . . . .        4,004       12.7%       4,202       12.9%
Core cooking equipment. . . . . . . . . . . . .        9,520       30.6%       7,431       22.7%
                                                    --------      -------    -------      -------
   TOTAL COOKING AND WARMING EQUIPMENT
      DIVISIONS . . . . . . . . . . . . . . . .       23,065       74.0%      24,063       73.6%
International specialty equipment . . . . . . .        1,365        4.4%       1,976        6.0%
International distribution (1). . . . . . . . .        9,281       29.8%       9,469       29.0%
                                                    --------      -------    -------      -------
   TOTAL INTERNATIONAL DIVISIONS. . . . . . . .       10,646       34.2%      11,445       35.0%
Intercompany sales(2) . . . . . . . . . . . . .       (3,090)      (9.9%)     (3,573)     (10.9%)
Other . . . . . . . . . . . . . . . . . . . . .          480        1.7%         763        2.3%
                                                    --------      -------    -------      -------

   TOTAL. . . . . . . . . . . . . . . . . . . .      $31,101      100.0%     $32,698      100.0%
                                                    --------      -------    -------      -------
                                                    --------      -------    -------      -------

(1) Consists of sales of products manufactured by Middleby and products manufactured by third parties.
(2) Consists of sales to the Company's international distribution division from the Company's other business divisions.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

                                                        THREE MONTHS ENDED
                                                        ------------------
                                                   APR. 4, 1998   MAR. 29, 1997
                                                   ------------   -------------
Net sales . . . . . . . . . . . . . . . . . .         100.0%         100.0%
Cost of sales . . . . . . . . . . . . . . . .          69.7%          68.0%
                                                      ------         ------
   Gross profit . . . . . . . . . . . . . . .          30.3%          32.0%
Selling, general and administrative
expenses. . . . . . . . . . . . . . . . . . .          25.1%          22.5%
                                                      ------         ------
   Income from operations . . . . . . . . . .           5.2%           9.5%
Interest expense and deferred financing
     amortization,net . . . . . . . . . . . .           2.4%           3.3%
Other (income) expense,net. . . . . . . . . .           0.4%          (0.1%)
                                                      ------         ------
   Earnings before income taxes . . . . . . .           2.5%           6.3%
Provision for income taxes. . . . . . . . . .           0.8%           2.1%
                                                      ------         ------
   Net earnings from continuing operation . .           1.7%           4.2%
                                                      ------         ------
                                                      ------         ------


THREE MONTHS ENDED APRIL 4, 1998 COMPARED TO THREE MONTHS ENDED MARCH 29, 1997

NET SALES. Net sales in the three-month period ended April 4, 1998 decreased $1.6 million or 5% to $31.1 million as compared to $32.7 million in the three-month period ended March 29, 1997, reflecting lower unit volume in the Company's cooking and warming equipment divisions and international divisions.

Sales of the Company's cooking and warming equipment divisions decreased 4% for the three-month period ended April 4,1998. Sales of the core cooking equipment division increased 28% from continued market penetration and new products. These gains were more than offset by a 23% decrease in sales of the conveyor oven equipment division in the three-month period as one major chain customer slowed purchases during the first two months of the year to reduce inventory in its system and another major chain embarked on a store restructuring program. Additionally, the 1997 three-month period included conveyor oven service and equipment upgrade billings for a major chain customer which were not repeated in 1998. Sales of the counterline cooking equipment and specialty products division decreased 5% due to lower international sales.

Sales of the international divisions represented 34% of total sales in the three-month period and decreased 7% as compared to the prior year period. Sales of the Company's international specialty equipment division decreased 31% due to the timing of new store openings by a major chain customer. Sales of the Company's international distribution division decreased 2% primarily due to lower sales in certain Asian markets. Sales to other regions, such as Latin America, were higher as compared to the prior year.

GROSS PROFIT. Gross profit decreased $1.1 million or 10% in the three-month period to $9.4 million as compared to $10.5 million in the prior year period. As a percentage of net sales, gross profit margin decreased 1.7% to 30.3% from 32.0%. The decrease in gross margin percent was primarily due to the decreased volume, unfavorable product mix and increased warranty expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $0.4 million or 6% in the three-month period to $7.8 million as compared to $7.4 million in the prior year period. The increase was primarily due to expansion of the Company's international sales and service capabilities, including the establishment of sales and distribution offices in Japan, Korea and Mexico during the second quarter of 1997. As a percentage of sales, selling, general and administrative expenses increased to 25.1% from 22.5% as the higher expense base to support the expanded international infrastructure was spread over lower sales.

INCOME FROM OPERATIONS. Income from operations decreased $1.5 million or 48% to $1.6 million for the three-month period ended April 4, 1998 from $3.1 million in the prior year period. The lower sales volume and increased expense base resulted in the lower income from operations.

INTEREST EXPENSE AND DEFERRED FINANCING AMORTIZATION. Interest expense and deferred financing amortization for the three-months ended April 4, 1998 decreased 32% to $0.7 million as compared to $1.1 million in the prior year period. The decrease was due to a lower average outstanding debt balance as a result of the Company's stock offering completed during the fourth quarter of 1997.

INCOME TAXES. The Company recorded a net tax provision of $0.3 million for the three-month period ended April 4, 1998 as compared to a net tax provision of $0.7 million in the prior year period.

NET EARNINGS. As a result of the above factors, for the three-month period ended April 4, 1998, the Company recorded net earnings of $0.5 million as compared to $1.4 million in the prior year period.

FINANCIAL CONDITION AND LIQUIDITY

For the three months ended April 4, 1998, net cash provided by operating activities before changes in assets and liabilities was $1.5 million as compared to $2.7 million for the three months ended March 29, 1997. Net cash used by continuing operating activities after changes in assets and liabilities was $6.8 million as compared to net cash used of $0.4 million in the prior year three-month period. Historically, the Company has been a net cash user during the first half of the year and a net cash generator during the second half of the year. Accounts receivables increased due to the timing of shipments during the quarter, the timing of collections at the end of the fiscal year and the application of dealer rebates. Inventories increased $2.7 million, due to difficulties in forecasting demand in Asian markets and the timing of orders and shipments during the quarter. Accounts payable decreased $2.6 million due to the timing of payments at the prior fiscal year-end. Accrued expenses decreased $2.1 million due primarily to compensation benefit plan payments.

During the first three months of 1998, the Company decreased its overall outstanding debt by $1.1 million under various facilities. The Company decreased its borrowings under the Middleby Philippines subsidiary's credit facility by $0.6 million and reduced the amount outstanding under its intellectual property lease by $0.5 million. During this same period the Company decreased its cash and cash equivalents to $2.1 million from $12.3 million at January 3, 1998. The cash was used primarily to fund the working capital needs discussed above.

In March 1998, the Company entered into a $20.0 million unsecured multi-currency revolving credit line with a major international bank. This new credit facility enhances the Company's ability to manage its financing activities related to its international operations. Concurrently with the initiation of the unsecured revolving line of credit, the $15.0 million senior secured note became unsecured. The note's maturity and interest rate remain unchanged. The Company continues to remain in compliance with debt covenants. Management believes that the Company will have sufficient financial resources available to meet its anticipated requirements for working capital, growth strategies, capital expenditures and debt amortization for the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                        PART II.  OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended April 4, 1998, except as follows:

ITEM 2. CHANGES IN SECURITIES

C) During the first quarter of fiscal 1998, the Company issued 13,925 shares to two officers pursuant to the exercise of stock options, for $61,406. Such options were granted at exercise prices ranging from $1.250 to $7.375 per share. Additionally, the Company issued 23,206 shares in connection with the establishment of Middleby Japan Corporation and 50,000 shares in connection with the purchase of the remaining minority interests in Middleby Philippines Corporation and Asbury Associates, Inc. The issuances of such shares were exempt under the Securities Act of 1933, as amended, pursuant to section 4(2) thereof, as transactions not involving a public offering, or pursuant to Regulation S promulgated thereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 12, 1998, the Company held its 1998 Annual Meeting of Stockholders. The following persons were elected as directors to hold office until the 1999 Annual Meeting of Stockholders: Robert R. Henry, A. Don Lummus, John R. Miller III, Philip G. Putnam, David P. Riley, Sabin C. Streeter, Joseph G. Tompkins, William F. Whitman, Jr., Laura B. Whitman and Robert R. Yohe. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:


    Nominee              For              Withheld      Abstained
    -------              ---              --------      ---------
    Henry                9,570,456          15,490      0
    Lummus               9,573,456          12,490      0
    Miller               9,570,756          15,190      0
    Putnam               9,569,456          16,490      0
    Riley                9,573,556          12,390      0
    Streeter             9,572,356          13,590      0
    Tompkins             9,572,756          13,190      0
    Whitman, W.          9,572,856          13,090      0
    Whitman, L.          9,478,221         107,725      0
    Yohe                 9,523,056          12,860      0

The stockholders voted to approve the adoption of the 1998 Stock Incentive Plan. 7,041,721 shares were cast for such adoption, 1,011,380 shares were cast against such adoption, and 26,260 shares abstained. The stockholders also voted to approve the ratification of the selection of Arthur Andersen LLP as independent auditors for the Company for the fiscal year ending January 2, 1999. 9,570,070 shares were cast for such election, 7,760 shares were cast against such election, and 8,110 shares abstained. There were no broker non-votes with respect to these three proposals.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits - The following Exhibits are filed herewith:


          Exhibit (27) - Financial Data Schedule (EDGAR only)















                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MIDDLEBY CORPORATION
                                          ------------------------
                                          (Registrant)


Date:      May 15, 1998           By: /s/ John J. Hastings
      -------------------------       ------------------------------
                                      John J. Hastings, Executive
                                        Vice President, Chief
                                        Financial Officer and
                                        Secretary
                                        (Principal Financial and
                                         Accounting Officer)