Form 10-Q
period 1998-07-04
MIDDLEBY CORP
filed 1998-08-17
CIK 769520

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


(Mark One)

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          FOR THE PERIOD ENDED JULY 4, 1998

                                          or

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                              Commission File No. 1-9973

                               THE MIDDLEBY CORPORATION
                 ----------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)


           DELAWARE                                      36-3352497
 ------------------------------              ----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

2850 W. GOLF ROAD, SUITE 405, ROLLING MEADOWS, ILLINOIS               60008
-------------------------------------------------------              --------
(Address of Principal Executive Offices)                            (Zip Code)


Registrant's Telephone No., including Area Code      (847) 758-3880
                                                    ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  YES    X      NO
                                                         ---        ---

As of July 6, 1998, there were 10,982,021 shares of the Registrant's common stock outstanding.

                  THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                          QUARTER ENDED JULY 4, 1998


                                     INDEX


DESCRIPTION                                                          PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  BALANCE SHEETS                                      1
                    July 4, 1998 and January 3, 1998

                  STATEMENTS OF EARNINGS                              2
                      July 4, 1998 and June 28, 1997

                  STATEMENTS OF CASH FLOWS                            3
                      July 4, 1998 and June 28, 1997

                  NOTES TO FINANCIAL STATEMENTS                       4

         Item 2.  Management's Discussion and Analysis                8
                  of Financial Condition and Results of
                  Operations

         Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                                  13

PART II. OTHER INFORMATION                                            14

PART I.  FINANCIAL INFORMATION

                     THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   (UNAUDITED)
                                                  JULY 4, 1998     JAN. 3, 1998
                                                  ------------     ------------
ASSETS
--------------------------------------
Cash and cash equivalents.............              $  1,533          $ 12,321
Accounts receivable, net..............                26,182            22,251
Inventories, net......................                26,636            24,072
Prepaid expenses and other............                 1,779             1,248
Current deferred taxes................                 2,462             3,000
                                                    --------          --------
     Total current assets.............                58,592            62,892

Property, plant and equipment, net of
  accumulated depreciation of
  $14,659 and $13,534.................                22,876            21,790

Excess purchase price over net assets
  acquired, net of accumulated
  amortization of $4,907 and
  $4,673..............................                13,782            12,882

Deferred taxes........................                 3,835             3,779

Other assets..........................                 2,322             2,135
                                                    --------          --------
     Total assets.....................              $101,407          $103,478
                                                    --------          --------
                                                    --------          --------

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------
Current maturities of long-term debt..              $  2,757          $  3,595
Accounts payable......................                 8,888            11,600
Accrued expenses......................                 9,287             9,255
                                                    --------          --------
     Total current liabilities........                20,932            24,450

Long-term debt........................                24,287            24,318

Other non-current liabilities.........                 1,934             2,109

Shareholders' equity:
  Preferred stock, $.01 par value;
    nonvoting; 2,000,000 shares
    authorized; none issued...........                     -                 -
  Common stock, $.01 par value;
    20,000,000 shares authorized;
    10,982,000 and 10,895,000 issued
    and outstanding in 1998 and
    1997, respectively................                   110               109
  Paid-in capital.....................                54,583            53,984
  Cumulative translation adjustment...                (1,431)           (1,173)
  Accumulated earnings (deficit)......                   992              (319)
                                                    --------          --------
     Total shareholders' equity.......                54,254            52,601
                                                    --------          --------
            Total liabilities and
              shareholders' equity....              $101,407         $103,478
                                                    --------          --------
                                                    --------          --------

                                See accompanying notes

                     THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)


                                             Three Months Ended          Six Months Ended
                                            --------------------       ---------------------
                                            July 4,     June 28,        July 4,     June 28,
                                              1998        1997            1998        1997
                                              ----        ----            ----        ----
Net sales. . . . . . . . . . . . . . . .    $ 33,641    $ 42,082       $ 64,742     $ 74,780

Cost of sales. . . . . . . . . . . . . .      22,969      29,268         44,632       51,492
                                            --------    --------       --------     --------

    Gross profit . . . . . . . . . . . .      10,672      12,814         20,110       23,288

Selling and distribution expenses. . . .       5,417       6,035         10,518       10,716

General and administrative expenses. . .       3,193       3,044          5,909        5,719
                                            --------    --------       --------     --------

    Income from operations . . . . . . .       2,062       3,735          3,683        6,853

Interest expense and deferred
  financing amortization . . . . . . . .         759       1,257          1,496        2,338

Other expense(income), net . . . . . . .         141          18            253          (20)
                                            --------    --------       --------     --------

    Earnings before income taxes . . . .       1,162       2,460          1,934        4,535

Provision for income taxes.... . . . . .         371         873            623        1,562
                                            --------    --------       --------     --------

    Earnings from continuing
      operations . . . . . . . . . . . .         791       1,587          1,311        2,973
                                            --------    --------       --------     --------

Loss from discontinued operations,
    net of tax . . . . . . . . . . . . .           -        (564)             -         (564)
                                            --------    --------       --------     --------

    Net earnings . . . . . . . . . . . .    $    791    $  1,023       $  1,311     $  2,409
                                            --------    --------       --------     --------
                                            --------    --------       --------     --------


Basic earnings (loss) per share:

    Continuing operations. . . . . . . .    $   0.07    $   0.18       $   0.12     $   0.34

    Discontinued operations. . . . . . .        0.00       (0.06)          0.00        (0.06)
                                            --------    --------       --------     --------
    Net earnings per share . . . . . . .    $   0.07    $   0.12       $   0.12     $   0.28
                                            --------    --------       --------     --------
                                            --------    --------       --------     --------

    Weighted average number of shares. .      11,007       8,481         10,972        8,476


Diluted earnings (loss) per share:

    Continuing operations. . . . . . . .    $   0.07    $   0.18       $   0.12     $   0.34

    Discontinued operations. . . . . . .        0.00       (0.06)          0.00        (0.06)
                                            --------    --------       --------     --------

    Net earnings per share . . . . . . .    $   0.07    $   0.12       $   0.12     $   0.28
                                            --------    --------       --------     --------
                                            --------    --------       --------     --------


Weighted average number of shares. . . .      11,202       8,757         11,170        8,739

                               See accompanying notes

                     THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)


                                                           SIX MONTHS ENDED
                                                      --------------------------
                                                      JULY 4, 1998 JUNE 28, 1997
                                                      ------------ -------------
Cash flows from operating activities-
  Net earnings............................            $   1,311      $   2,409
  Adjustments to reconcile net earnings
    to cash provided by continuing
    operating activities-

    Depreciation and amortization.........                1,395          1,500
    Utilization of NOL's..................                  604          1,416
    Discontinued operations...............                    -            564

  Changes in assets and liabilities-
      Accounts receivable.................               (3,931)        (6,525)
      Inventories.........................               (2,564)        (3,725)
      Prepaid expenses and other assets...                 (750)          (914)
      Accounts payable and other
        liabilities.......................               (2,681)         3,407
                                                      ---------      ---------

  Net cash used in continuing
    operating activities..................               (6,616)        (1,868)

  Net cash used in
    discontinued operations...............                    -         (2,963)
                                                      ---------      ---------
  Net cash used in operating activities...               (6,616)        (4,831)
                                                      ---------      ---------

Cash flows from investing activities-
  Purchase of subsidiary minority
    interest..............................               (1,134)             -
  Proceeds from sale of discontinued
    operations............................                    -          5,081
  Additions to property and equipment.....               (2,211)        (1,702)
                                                      ---------      ---------
  Net cash (used in) provided by
    investing activities..................               (3,345)         3,379
                                                      ---------      ---------

Cash flows from financing activities-
  Increase in revolving credit line, net..                    -          2,687
  Reduction in term loans.................                    -         (2,595)
  Reduction in capital expenditure loan...                    -            (50)
  Reduction in intellectual property lease                 (451)             -
  Reduction in proceeds from
    foreign bank debt.....................                 (419)         1,142
  Other financing activities, net.........                   43            188
                                                      ---------      ---------
  Net cash (used in) provided by
    financing activities..................                 (827)         1,372
                                                      ---------      ---------
Changes in cash and cash equivalents-
  Net decrease in cash
    and cash equivalents..................              (10,788)           (80)
  Cash and cash equivalents at
    beginning of year.....................               12,321          1,410
                                                      ---------      ---------
  Cash and cash equivalents at end
    of quarter............................            $   1,533      $   1,330
                                                      ---------      ---------
                                                      ---------      ---------
Interest paid.............................            $   1,152      $   2,011
                                                      ---------      ---------
                                                      ---------      ---------
Income taxes paid.........................            $     558      $     120
                                                      ---------      ---------
                                                      ---------      ---------

                                See accompanying notes

                      THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     JULY 4, 1998
                                      (UNAUDITED)


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

          In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 4, 1998 and January 3, 1998, and the results of operations for the three and six months ended July 4, 1998 and June 28, 1997 and cash flows for the six months ended July 4, 1998 and June 28, 1997.

    B.    COMPREHENSIVE INCOME

          During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized.

          Components of comprehensive income were as follows:


                                                  Six Months Ended
                                             July 4, 1998   June 28, 1997
                                             ------------   -------------
                                                    (In thousands)
          Net earnings..................        $ 1,311        $ 2,409
          Cumulative translation
             adjustment.................           (258)             8
                                                -------        -------
                 Comprehensive Income           $ 1,053        $ 2,417
                                                -------        -------
                                                -------        -------

    C.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assesses the effectiveness of transactions that receive hedge accounting.

          Statement 133 is effective for fiscal years beginning after June 15, 1999 and may be adopted earlier at the Company's election. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

          The Company does not utilize derivative instruments or hedge any transactions and therefore adoption of Statement 133 would not materially affect the financial statements as reported. However, the Company may elect to enter into such transactions in the future. Accordingly, adoption of Statement 133 could increase volatility in future earnings and other comprehensive income.

2)  INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

    The Company has recorded an income tax provision of $623,000 for the fiscal six months ended July 4, 1998. The Company has significant tax loss carry-forwards, and although a tax provision is recorded, the Company makes no payment of federal tax other than AMT amounts.

3)  EARNINGS PER SHARE

    During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" which specifies modifications to the calculation of earnings per share from that historically used by the Company. Under SFAS 128, "basic earnings per share" is calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" is calculated based upon the weighted average number of common shares outstanding, warrants and other potential common shares, if they are dilutive. The Company's common share equivalents consist of shares issuable on exercise of outstanding options computed using the treasury method and amounted to 195,000 and 276,000 for the three-month period and 198,000 and 263,000 for the six-month period ended July 4, 1998 and June 28, 1997, respectively. All prior periods have been restated to present all earnings per share data on a consistent basis.

4)  INVENTORIES

    Inventories are valued using the first-in, first-out method.

    Inventories consist of the following:


                                             July 4, 1998   Jan. 3, 1998
                                             ------------   ------------
                                                    (In thousands)
    Raw materials and parts..........           $  7,052       $  6,073
    Work-in-process..................              7,456          6,804
    Finished goods...................             12,128         11,195
                                                --------       --------
                                                $ 26,636       $ 24,072
                                                --------       --------
                                                --------       --------

5)  ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                             July 4, 1998   Jan. 3, 1998
                                             ------------   ------------
                                                    (In thousands)
    Accrued payroll and
      related expenses...............           $  2,871       $  3,601
    Accrued commissions..............              1,683          1,510
    Accrued warranty.................              1,341          1,172
    Other accrued expenses...........              3,392          2,972
                                                --------       --------
                                                $  9,287       $  9,255
                                                --------       --------
                                                --------       --------

6)  ACQUISITION OF SUBSIDIARY MINORITY INTEREST

    During the first quarter of 1998, the Company acquired the remaining minority interest in Asbury Associates, Inc. and the Middleby Philippines Corporation, from the founder and president of Asbury Associates, Inc. The remaining interest was acquired for $500,000 in cash, 50,000 shares of common stock with a market value of $387,000 at the date of issuance, and forgiveness of certain minority interest liabilities owed by the minority shareholder. This transaction increased the Company's ownership interest in these subsidiaries to 100%. The excess purchase price over the value of assets acquired of $1.1 million was allocated to goodwill, and is to be amortized over a period of 15 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED).

INFORMATIONAL NOTE

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers that these statements are highly dependent upon a variety of important factors which could cause such results or events to differ materially from such statements. Such factors include, but are not limited to, changing market conditions; the availability and cost of raw materials; the impact of competitive products and pricing; the timely development and market acceptance of the Company's products; foreign exchange and political risks affecting international sales, including the current economic crisis in certain Asian countries; and other risks detailed herein and from time-to-time in the Company's Securities and Exchange Commission filings, including those discussed under the heading "Risk Factors" in the Company's Registration Statement on Form S-2 (No. 333-35397) filed with the Securities and Exchange Commission.


                                 NET SALES SUMMARY
                                (DOLLARS IN THOUSANDS)

                                       THREE MONTHS ENDED                                  SIX MONTHS ENDED
                               JULY 4, 1998           JUNE 28, 1997              JULY 4, 1998           JUNE 28, 1997
                            Sales      Percent      Sales      Percent        Sales      Percent       Sales       Percent
BUSINESS DIVISIONS
Conveyor oven
  equipment.............   $12,601        37.5%      $17,008       40.4%     $22,142        34.2%     $29,438        39.4%
Counterline cooking
  equipment and
   specialty products...     4,391        13.1%        4,580       10.9%       8,395        13.0%       8,812        11.8%
Core cooking
  equipment.............    10,129        30.1%        8,574       20.4%      19,649        30.3%      16,005        21.4%
                           -------       -----       -------      -----      -------       -----      -------       -----
    TOTAL COOKING AND
      WARMING EQUIPMENT
      DIVISIONS.........    27,121        80.6%       30,162       71.7%      50,186        77.5%      54,255        72.6%
International specialty
  equipment.............     1,248         3.7%        1,763        4.2%       2,613         4.0%       3,739         5.0%
International
  distribution (1)......     9,710        28.9%       14,203       33.8%      18,991        29.3%      23,673        31.7%
                           -------       -----       -------      -----      -------       -----      -------       -----
    TOTAL INTERNATIONAL
      DIVISIONS.........    10,958        32.6%       15,966       37.9%      21,604        33.4%      27,412        36.7%

Intercompany
  sales (2).............    (4,687)      (13.9%)      (4,920)     (11.7%)     (7,777)      (12.0%)     (8,502)      (11.4%)
Other...................       249         0.7%          874        2.1%         729         1.1%       1,615         2.2%
                           -------       -----       -------      -----      -------       -----      -------       -----
    TOTAL................  $33,641       100.0%      $42,082      100.0%     $64,742       100.0%     $74,780       100.0%
                           -------       -----       -------      -----      -------       -----      -------       -----
                           -------       -----       -------      -----      -------       -----      -------       -----

(1) Consists of sales of products manufactured by Middleby and products manufactured by third parties.
(2) Consists of sales to the Company's international distribution division from the Company's other business divisions.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods presented.

                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   JULY 4, 1998   JUNE 28, 1997      JULY 4, 1998  JUNE 28, 1997
Net Sales ....................................        100.0%        100.0%              100.0%         100.0%
Cost of Sales ................................         68.3%         69.6%               68.9%          68.9%
                                                      -----         -----               -----          -----

  Gross Profit. ..............................         31.7%         30.4%               31.1%          31.1%
Selling, general and administrative expenses..         25.6%         21.5%               25.4%          21.9%
                                                      -----         -----               -----          -----

  Income from operations......................          6.1%          8.9%                5.7%           9.2%
Interest expense and deferred financing
 amortization, net............................          2.2%          3.0%                2.3%           3.2%
Other (income) expense, net...................          0.4%          0.1%                0.4%          (0.0%)
                                                      -----         -----               -----          -----

  Earnings before income taxes................          3.5%          5.8%                3.0%           6.0%
Provision (benefit) for income taxes..........          1.1%          2.1%                1.0%           2.1%
                                                      -----         -----               -----          -----
  Net earnings from continuing operations.....          2.4%          3.7%                2.0%           3.9%
                                                      -----         -----               -----          -----
                                                      -----         -----               -----          -----

THREE MONTHS ENDED JULY 4, 1998 COMPARED TO THREE MONTHS ENDED JUNE 28, 1997

NET SALES. Net sales in the three-month period ended July 4, 1998 decreased $8.5 million or 20% to $33.6 million as compared to $42.1 million in the three-month period ended June 28, 1997. The prior year's second quarter included $3.3 million in non-recurring parts sales for equipment upgrades and field service revenue for a major chain customer. In addition, the company experienced lower unit volume in the Company's cooking and warming equipment divisions and international divisions.

Sales of the Company's cooking and warming equipment divisions decreased 10% for the three-month period ended July 4,1998 compared to the prior three-month period. Sales of the core cooking equipment division increased 18% from continued market penetration and new products. However, these gains were more than offset by a 26% decrease in sales of the conveyor oven equipment division in the three-month period due primarily to the non-recurring parts and field service revenue discussed above. Sales of the counterline cooking equipment and specialty products division decreased 4% due to lower international sales.

Sales of the international divisions represented 33% of total sales in the three-month period compared to 38% in the prior year period, and decreased 31% as compared to the prior year. Sales of the Company's international specialty equipment division decreased 29% primarily due to deferred new store openings by a major chain customer directly related to the ongoing currency and economic crisis in Asia. Sales of the Company's international distribution division decreased 32% primarily due to lower sales in certain Asian and Middle Eastern markets. Sales to certain other international markets, such as Latin America, were higher as compared to the prior year.

GROSS PROFIT. Gross profit decreased $2.1 million or 17% in the three-month period to $10.7 million as compared to $12.8 million in the prior year period. The decrease in gross profit was due to the lower sales volume. As a percentage of net sales, gross profit margin increased 1.3% to 31.7% from 30.4%. The increase in gross margin percent was primarily due to a more favorable product mix, principally a higher percentage of manufactured product versus distributed product. Additionally, the prior year period included revenue from a non-recurring parts sales and field service upgrade program that carried a lower margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $0.5 million or 5% in the three-month period to $8.6 million as compared to $9.1 million in the prior year's second quarter. The decrease was primarily due to lower variable selling expenses associated with the lower sales volume. As a percentage of sales, selling, general and administrative expenses increased to 25.6% from 21.5% as a higher expense base to support the Company's expanded international infrastructure was spread over lower sales.

INCOME FROM OPERATIONS. Income from operations decreased $1.6 million or 43% to $2.1 million for the three-month period ended July 4, 1998 from $3.7 million in the prior year's second quarter. The lower sales volume and gross profit resulted in the lower income from operations.

INTEREST EXPENSE AND DEFERRED FINANCING AMORTIZATION. Interest expense and deferred financing amortization for the three months ended July 4, 1998 decreased 38% to $0.8 million as compared to $1.3 million in the prior year's second quarter. The decrease was due to a lower average outstanding debt balance as a result of the Company's stock offering completed during the fourth quarter of 1997.

INCOME TAXES. The Company recorded a net tax provision of $0.3 million for the three-month period ended July 4, 1998 as compared to a net tax provision of $0.9 million in the prior year's second quarter.

NET EARNINGS. As a result of the above factors, for the three-month period ended July 4, 1998, the Company recorded net earnings of $0.8 million as compared to $1.6 million in the prior year's second quarter.

SIX MONTHS ENDED JULY 4, 1998 COMPARED TO SIX MONTHS ENDED JUNE 28, 1997

NET SALES. Net sales in the six-month period ended July 4, 1998 decreased $10.4 million or 13% to $64.7 million as compared to $74.8 million in the six-month period ended June 28, 1997, reflecting lower unit volume in the Company's cooking and warming equipment divisions and international divisions. The Asia currency and economic crisis, slowed purchases by two major customers and a non-recurring equipment upgrade program during the prior year's period were the primary causes.

Sales of the Company's cooking and warming equipment divisions decreased 8% for the six-month period ended July 4,1998. Sales of the core cooking equipment division increased 23% from continued market penetration and new products. These gains were more than offset by a 25% decrease in sales of the conveyor oven equipment division in the six-month period as one major chain customer slowed purchases during the first two months of the year to reduce inventory in its system and another major chain embarked on a store restructuring program. Additionally, the 1997 six-month period included conveyor oven service and equipment upgrade billings for a major chain customer that was not repeated in 1998. Sales of the counterline cooking equipment and specialty products division decreased 5% due to lower international sales.

Sales of the international divisions represented 33% of total sales in the six-month period and decreased 21% as compared to the prior year period. Sales of the Company's international specialty equipment division decreased 30% due to deferred new store openings in Asia by a major chain customer. Sales of the Company's international distribution division decreased 20% primarily due to lower sales in certain Asian and Middle Eastern markets. Sales to certain other international markets, such as Latin America, were higher as compared to the prior year.

GROSS PROFIT. Gross profit decreased $3.2 million or 14% in the six-month period to $20.1 million as compared to $23.3 million in the prior year period. As a percentage of net sales, gross profit margin stayed at 31.1%. Favorable product mix was offset by the decreased volume and increased warranty expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses remained unchanged for the six-month period at $16.4 million. Lower variable selling expenses were offset by increases due to expansion of the Company's international sales and service capabilities, including the establishment of sales and distribution offices in Japan, Korea and Mexico during the second quarter of 1997. As a percentage of sales, selling, general and administrative expenses increased to 25.3% from 21.9% as the higher expense base to support the expanded international infrastructure was spread over lower sales.

INCOME FROM OPERATIONS. Income from operations decreased $3.2 million or 46% to $3.7 million for the six-month period ended July 4, 1998 from $6.9 million in the prior year period. The lower sales volume and increased expense base resulted in the lower income from operations.

INTEREST EXPENSE AND DEFERRED FINANCING AMORTIZATION. Interest expense and deferred financing amortization for the six months ended July 4, 1998 decreased 35% to $0.8 million as compared to $1.5 million in the prior year period. The decrease was due to a lower average outstanding debt balance as a result of the Company's stock offering completed during the fourth quarter of 1997.

INCOME TAXES. The Company recorded a net tax provision of $0.6 million for the six-month period ended July 4, 1998 as compared to a net tax provision of $1.6 million in the prior year period.

NET EARNINGS. As a result of the above factors, for the six-month period ended July 4, 1998, the Company recorded net earnings of $1.3 million as compared to $3.0 million in the prior year period.

FINANCIAL CONDITION AND LIQUIDITY

For the six months ended July 4, 1998, net cash provided by operating activities before changes in assets and liabilities was $3.3 million as compared to $5.9 million for the six months ended June 28, 1997. The decline is largely due to the lower profits. Net cash used by continuing operating activities after changes in assets and liabilities was $6.6 million as compared to net cash used of $1.9 million in the prior year six-month period. Historically, the Company has been a net cash user during the first half of the year and a net cash generator during the second half of the year. Accounts receivables have increased $3.9 million due to the timing of shipments during the second quarter, the timing of collections at the end of the prior fiscal year and the application of dealer rebates. Inventories have increased $2.6 million, due to difficulties in forecasting demand in Asian markets and the timing of orders and shipments during the quarter. Accounts payables have decreased $2.6 million due to timing of payments at the prior fiscal year-end.

During the first six months of 1998, the Company decreased its overall outstanding debt by $0.9 million under various facilities. The Company decreased its borrowings under the Middleby Philippines subsidiary's credit facility by $1.9 million and reduced the amount outstanding under its intellectual property lease by $0.5 million. The Company entered into a $1.5 million yen-denominated loan at its Japanese subsidiary, under the unsecured multi-currency revolving credit line discussed in the following paragraph. During this same period the Company decreased its cash and cash equivalents to $1.5 million from $12.3 million at January 3, 1998. The cash was used primarily to fund the working capital needs discussed above, capital expenditures of $2.2 million, and other investing activities of $1.1 million.

In July 1998, the Company's board of directors adopted a stock repurchase program and authorized the purchase of up to 300,000 common shares from time to time in open market purchases. As of August 14, 1998 no shares have been purchased under this program.

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

The Company is currently implementing new information systems to enhance its current transaction processing and information reporting capabilities. These systems are Year 2000 compliant. Costs to modify existing computer systems and applications are not material. The Company is also in the process of contacting its major third-party relationships. Thus far, these parties have stated they intend to be Year 2000 compliant by January 1, 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART II.  OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended April 4, 1998, except as follows:

ITEM 2. CHANGES IN SECURITIES

c) During the second quarter of fiscal 1998, the Company issued 375 shares to a division executive pursuant to the exercise of stock options, for $1,969. Such options were granted at an exercise price of $5.25 per share. The issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to section 4(2) thereof, as a transaction not involving a public offering.

ITEM 5. OTHER INFORMATION

The Securities and Exchange Commission has recently amended Rules 14a-4 and 14a-5 promulgated under the Securities Exchange Act of 1934, as amended (the "1934 Act"), in respect of the Company's exercise of discretionary voting authority in connection with annual shareholder meetings, and in particular with respect to matters not submitted under the Shareholder Proposal rule set forth in Rule 14a-8 under the 1934 Act.

Under the amended Rules, a company is permitted discretionary voting authority in those instances in which the company did not have notice of the matter by a date more than 45 days before the month and day in the current year corresponding to the date on which the company first mailed its proxy materials for the prior year's annual meeting of shareholders, or by a date established by an overriding advance notice provision in a company's articles of incorporation or bylaws. The Company has not implemented such an advance notice provision. Accordingly, in connection with the 1999 Annual Meeting of Stockholders of the Company, the date after which notice of a stockholder proposal submitted outside the processes of Rule 14a-8 under the 1934 Act is considered untimely is February 21, 1999.

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

                                        THE MIDDLEBY CORPORATION
                                        (Registrant)


Date:      August 17, 1998              By: /s/ John J. Hastings
      ----------------------------         -----------------------------------
                                           John J. Hastings, Executive
                                           Vice President, Chief
                                           Financial Officer and
                                           Secretary
                                           (Principal Financial and
                                           Accounting Officer)