Form 10-Q
period 1998-10-03
MIDDLEBY CORP
filed 1998-11-17
CIK 769520

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

      X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    -----  Exchange Act of 1934

                      FOR THE PERIOD ENDED OCTOBER 3, 1998

                                       or

           Transition Report Pursuant to Section 13 or 15(d) of the ----- Securities Exchange Act of 1934

                           Commission File No. 1-9973

                            THE MIDDLEBY CORPORATION
          -----------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           DELAWARE                                    36-3352497
-------------------------------           ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

2850 W. GOLF ROAD, SUITE 405, ROLLING MEADOWS, ILLINOIS                 60008
-------------------------------------------------------               --------
(Address of Principal Executive Offices)                            (Zip Code)


Registrant's Telephone No., including Area Code              (847) 758-3880
                                                ------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X    NO
                                       -----     -----


As of November 10, 1998, there were 10,447,221 shares of the Registrant's common stock outstanding.

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                          QUARTER ENDED OCTOBER 3, 1998


                                      INDEX


DESCRIPTION                                                                   PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  BALANCE SHEETS                                              1
                    October 3, 1998 and January 3, 1998

                  STATEMENTS OF EARNINGS                                      2
                    October 3, 1998 and September 27, 1997

                  STATEMENTS OF CASH FLOWS                                    3
                    October 3, 1998 and September 27, 1997

                  NOTES TO FINANCIAL STATEMENTS                               4

         Item 2.  Management's Discussion and Analysis                        7
                  of Financial Condition and Results of
                  Operations

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                          14

PART II. OTHER INFORMATION                                                   15

PART I.  FINANCIAL INFORMATION

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            (UNAUDITED)
                                           OCT. 3, 1998         JAN. 3, 1998
                                           ------------         ------------
ASSETS
Cash and cash equivalents.............       $ 3,035               $12,321
Accounts receivable, net..............        25,354                22,251
Inventories, net......................        26,616                24,072
Prepaid expenses and other............         1,813                 1,248
Current deferred taxes................         2,521                 3,000
                                               -----                 -----

     Total current assets.............        59,340                62,892
Property, plant and equipment, net of
  accumulated depreciation of
  $14,989 and $13,534.................        22,043                21,790
Excess purchase price over net assets
  acquired, net of accumulated
  amortization of $5,021 and
  $4,673..............................        13,632                12,882
Deferred taxes........................         3,835                 3,779
Other assets..........................         2,539                 2,135
                                               -----                 -----
            Total assets..............      $101,389              $103,478
                                            ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt..       $ 4,606               $ 3,595
Accounts payable......................         9,450                11,600
Accrued expenses......................         9,643                 9,255
                                               -----                 -----
     Total current liabilities........        23,699                24,450
Long-term debt........................        24,463                24,318
Other non-current liabilities.........         2,027                 2,109
Shareholders' equity:
  Preferred stock, $.01 par value;
    nonvoting; 2,000,000 shares
    authorized; none issued...........             -                     -
  Common stock, $.01 par value;
    20,000,000 shares authorized;
    10,496,000 and 10,895,000 issued
    and outstanding in 1998 and
    1997, respectively................           106                   109
  Paid-in capital.....................        54,588                53,984
  Treasury stock, at cost (486,000
    shares in 1998)...................        (1,948)                    -
  Cumulative translation adjustment...        (1,650)               (1,173)
  Accumulated earnings (deficit)......           104                  (319)
                                                 ---                  ----
     Total shareholders' equity.......        51,200                52,601
                                              ------                ------
            Total liabilities and
              shareholders' equity....      $101,389              $103,478
                                            ========              ========


                             See accompanying notes

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       ----------------------         ----------------------
                                                        OCT. 3,      SEPT. 27,         OCT. 3,     SEPT. 27,
                                                        1998          1997              1998          1997
                                                       -------      ---------         --------     ---------
Net sales..........................................   $ 33,891       $ 35,850         $ 98,633      $110,630

Cost of sales......................................     24,471         24,848           69,103        76,340
                                                       -------      ---------         --------     ---------

       Gross profit................................      9,420         11,002           29,530        34,290

Selling and distribution expenses..................      5,016          5,450           15,534        16,166

General and administrative expenses................      2,992          2,665            8,901         8,384

Non-recurring charges..............................      1,525              -            1,525             -
                                                       -------      ---------         --------     ---------

       (Loss)income from operations................       (113)         2,887            3,570         9,740

Interest expense and deferred
  financing amortization...........................        665          1,030            2,161         3,368

Other expense(income), net.........................        160              7              413           (13)
                                                       -------      ---------         --------     ---------

       (Loss)earnings before income taxes..........       (938)         1,850              996         6,385

Provision for income taxes.........................        (50)           619              573         2,181
                                                       -------      ---------         --------     ---------

       (Loss)earnings from continuing
              operations...........................       (888)         1,231              423         4,204
                                                       -------      ---------         --------     ---------

Loss from discontinued operations,
       net of tax..................................          -              -                -          (564)
                                                       -------      ---------         --------     ---------

       Net (loss)earnings..........................    $  (888)     $  1,231          $   423         $3,640
                                                       =======      =========         ========     =========

Basic (loss)earnings per share:
       Continuing operations.......................    $ (0.08)        $ 0.14           $ 0.04        $ 0.48
       Discontinued operations.....................       0.00           0.00             0.00         (0.06)
                                                       -------      ---------         --------     ---------
       Net (loss)earnings per share................    $ (0.08)        $ 0.14           $ 0.04        $ 0.42
                                                       =======      =========         ========     =========

       Weighted average number of shares...........     10,824          8,792           11,053         8,742

Diluted earnings(loss) per share:
       Continuing operations.......................   $  (0.08)        $ 0.14           $ 0.04        $ 0.48
       Discontinued operations.....................       0.00           0.00             0.00         (0.06)
                                                       -------      ---------         --------     ---------
       Net (loss)earnings per share................   $  (0.08)        $ 0.14           $ 0.04        $ 0.42
                                                       =======      =========         ========     =========

       Weighted average number of shares...........     10,864          8,800           11,211         8,769

                             See accompanying notes

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                        NINE MONTHS ENDED
                                                                -------------------------------
                                                                OCT. 3, 1998      SEPT 27, 1997
                                                                ------------      -------------
  Cash flows from operating activities-
    Net earnings..........................................           $   423            $ 3,640
    Adjustments to reconcile net earnings
      to cash provided by continuing
      operating activities-
      Depreciation and amortization......................              1,997              2,150
      Utilization of NOL's...............................                513              1,991
      Non-cash portion of non-recurring charges..........              1,405                  -
    Changes in assets and liabilities-
        Accounts receivable..............................             (3,103)            (4,188)
        Inventories......................................             (2,543)            (4,855)
        Prepaid expenses and other assets................             (1,150)            (1,829)
        Accounts payable and other
          liabilities....................................             (2,364)             1,787
                                                                       -----              -----
    Net cash used in continuing
      operating activities...............................             (4,822)            (1,304)
    Net cash used in
      discontinued operations............................                  -             (2,399)
                                                                       -----              -----
    Net cash used in operating activities................             (4,822)            (3,703)
                                                                       -----              -----
  Cash flows from investing activities-
    Purchase of subsidiary minority
      interest...........................................             (1,134)                 -
    Proceeds from sale of discontinued
      operations.........................................                  -              6,281
    Additions to property and equipment..................             (2,425)            (2,458)
                                                                       -----              -----
    Net cash (used in) provided by
      investing activities...............................             (3,559)             3,823
                                                                       -----              -----
  Cash flows from financing activities-
    Treasury stock.......................................             (1,948)                 -
    Increase in revolving credit lines, net..............              1,361              3,360
    Reduction in term loans..............................                  -             (3,195)
    Reduction in capital expenditure loan................                  -                (75)
    Reduction in intellectual property lease.............               (204)                 -
    Other financing activities, net......................               (114)               178
                                                                     --------             -----
    Net cash (used in) provided by
      financing activities...............................             (  905)               268
                                                                       -----              -----
  Changes in cash and cash equivalents-
    Net decrease in cash
      and cash equivalents...............................             (9,286)               388
    Cash and cash equivalents at
      beginning of year..................................             12,321              1,410
                                                                      ------              -----
    Cash and cash equivalents at end
      of quarter.........................................            $ 3,035            $ 1,798
                                                                     =======            =======
  Interest paid..........................................            $ 2,061            $ 2,777
                                                                     =======            =======
  Income taxes paid......................................            $   623            $   245
                                                                     =======            =======

                            See accompanying notes

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 OCTOBER 3, 1998
                                   (UNAUDITED)


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

          In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 3, 1998 and January 3, 1998, and the results of operations for the three and nine months ended October 3, 1998 and September 27, 1997 and cash flows for the nine months ended October 3, 1998 and September 27, 1997.

       B. COMPREHENSIVE INCOME

          During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by and distribution to shareholders, in a financial statement for the period in which they are recognized.

          Components of comprehensive income were as follows:


                                            NINE MONTHS ENDED
                                       ---------------------------
                                       OCT. 3, 1998  SEPT 27, 1997
                                       ------------  -------------
                                              (IN THOUSANDS)
Net earnings ....................          $ 423         $ 3,640
Cumulative translation
     adjustment .................           (477)           (382)
                                           -----         -------

             Comprehensive Income          $ (54)        $ 3,258
                                           =====         =======

2)   INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

     The Company has recorded an income tax provision of $573,000 for the fiscal nine months ended October 3, 1998. The Company has significant tax loss carry-forwards, and although a tax provision is recorded, the Company makes no payment of federal tax other than AMT amounts.

3)   EARNINGS PER SHARE

     During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", which specifies modifications to the calculation of earnings per share from that historically used by the Company. Under SFAS 128, "basic earnings per share" is calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" is calculated based upon the weighted average number of common shares outstanding, warrants and other potential common shares, if they are dilutive. The Company's common share equivalents consist of shares issuable on exercise of outstanding options computed using the treasury method and amounted to 40,000 and 8,000 for the three-month period and 158,000 and 27,000 for the nine-month period ended October 3, 1998 and September 27, 1997, respectively. All prior periods have been restated to present all earnings per share data on a consistent basis.


4)   INVENTORIES

     Inventories are valued using the first-in, first-out method.

     Inventories consist of the following:


                                            OCT. 3, 1998    JAN. 3, 1998
                                            ------------    ------------
                                                   (In thousands)
     Raw materials and parts ..............   $ 6,522         $ 6,073
     Work-in-process ......................     5,432           6,804
     Finished goods .......................    14,662          11,195
                                               ------          ------
                                              $26,616         $24,072
                                              =======         =======

5)    ACCRUED EXPENSES

      Accrued expenses consist of the following:


                                                        OCT 3, 1998      JAN. 3, 1998
                                                        -----------      ------------
                                                               (In thousands)
        Accrued payroll and
          related expenses ........................        $2,969           $3,601
        Accrued commissions .......................         1,634            1,510
        Accrued warranty ..........................         1,543            1,172
        Other accrued expenses ....................         3,497            2,972
                                                           ------           ------
                                                           $9,643           $9,255
                                                           ======           ======

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


7)   NON-RECURRING CHARGES

     During the third quarter of 1998, the Company decided to discontinue the implementation and fully abandon an enterprise-wide resource planning system at its international distribution organization. This decision resulted from the failure of the system to meet certain performance specifications. The total charge resulting from this decision amounted to $1,255,000 and was recorded in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of." This charge reflects the complete write-off of costs associated with the system, including capitalized software, program development and implementation costs.

     Additionally, during the third quarter of 1998, the Company recorded charges of $270,000 for restructuring actions related to its international distribution organization and initiatives to reduce operating costs. These actions included the disposal of assets resulting from the relocation from certain leased facilities and severance benefits associated with terminated employees. These actions have been substantially completed and will be fully concluded by year-end.


8.   CAPITAL STRUCTURE AND FINANCING ARRANGEMENTS

     In March 1998, the Company entered into the $20 million unsecured multi-currency revolving credit line with a major international bank. This multi-currency revolving line of credit expires on February 28, 2001, or earlier at the Company's option. Concurrently with the initiation of the unsecured revolving line of credit, the $15 million senior secured note became unsecured. The note's maturity and interest rate remain unchanged.

     In July 1998, the Company's Board of Directors adopted a stock repurchase program and authorized the purchase of up to 300,000 common shares from time to time in open market purchases. The Board subsequently authorized the repurchase of 500,000 shares in August and 1,000,000 shares in November. As of October 3, 1998, 486,000 shares had been purchased under the program for $1,948,000.

     As of October 3, 1998, the Company was not in compliance with certain covenants under its revolving credit line and senior note. Failure to comply with these covenants resulted from the treasury stock purchase and non-recurring charges recorded during the quarter. Management discussed these matters with its lenders. The Company's lenders have indicated they will provide waivers for the related covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED).


INFORMATIONAL NOTE

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers that these statements are highly dependent upon a variety of important factors which could cause such results or events to differ materially from such statements. Such factors include, but are not limited to, changing market conditions; the availability and cost of raw materials; the impact of competitive products and pricing; the timely development and market acceptance of the Company's products; the successful and timely implementation of the Company's Year 2000 compliance program; foreign exchange and political risks affecting international sales, including the current economic crisis in certain Asian countries; and other risks detailed herein and from time-to-time in the Company's Securities and Exchange Commission filings, including those discussed under the heading "Risk Factors" in the Company's Registration Statement on Form S-2 (No. 333-35397) filed with the Securities and Exchange Commission.

                                              NET SALES SUMMARY
                                           (DOLLARS IN THOUSANDS)


                                          THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                          ------------------                                 -----------------
                                 OCTOBER 3, 1998        SEPTEMBER 27, 1997        OCTOBER 3, 1998         SEPTEMBER 27, 1997
                               -------------------     ---------------------    --------------------     --------------------
                                Sales     Percent       Sales      Percent       Sales      Percent       Sales      Percent
                               -------   ---------     -------    ---------     -------    ---------     -------    ---------
BUSINESS DIVISIONS
Conveyor oven
  equipment..............      $11,462      33.8%      $11,473       32.0%      $33,604       34.1%       $40,911       37.0%
Counterline cooking
  equipment and
  specialty products.....        4,495      13.3%        4,649       13.0%       12,889       13.0%        13,460       12.2%
Core cooking
  equipment..............       10,517      31.0%        9,230       25.7%       30,166       30.6%        25,236       22.8%
                                ------      -----        -----       -----       ------       -----        ------       -----
   TOTAL COOKING AND
     WARMING EQUIPMENT
     DIVISIONS...........       26,474      78.1%       25,352       70.7%       76,659       77.7%        79,607       72.0%
International specialty
  equipment..............        1,700       5.0%        2,154        6.0%        4,312        4.4%         5,893        5.3%
International
  distribution (1).......        9,409      27.8%       11,456       32.0%       28,273       28.7%        34,477       31.2%
                                 -----      -----       ------       -----       ------       -----        ------       -----
   TOTAL INTERNATIONAL
     DIVISIONS...........       11,109      32.8%       13,610       38.0%       32,585       33.1%        40,370       36.5%
Intercompany sales (2)...       (3,792)    (11.2%)      (3,728)     (10.4%)     (11,443)     (11.6%)      (11,578)     (10.5%)
Other (3)................          100       0.3%          616        1.7%          832        0.8%         2,231        2.0%
                                ------      -----        -----       -----       ------       -----        ------       -----

   TOTAL.................      $33,891     100.0%      $35,850      100.0%      $98,633      100.0%      $110,630      100.0%
                               =======     ======      =======      ======      =======      ======      ========      ======

(1) Consists of sales of products manufactured by Middleby and products manufactured by third parties.
(2) Consists of sales to the Company's international distribution division from the Company's other business divisions.
(3) Consists primarily of sales from non-core product lines that have been discontinued.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods presented.


                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                        ------------------------------     ------------------------------
                                                        OCT. 3, 1998    SEPT. 27, 1997     OCT. 3, 1998    SEPT. 27, 1997
                                                        ------------    --------------     ------------    --------------
 Net Sales .........................................       100.0%            100.0%            100.0%            100.0%
 Cost of Sales .....................................        72.2%             69.3%             70.1%             69.0%

   Gross Profit. ...................................        27.8%             30.7%             29.9%             31.0%
 Selling, general and administrative expenses.......        28.1%             22.6%             26.3%             22.2%
                                                            -----             -----             -----             -----
   (Loss)income from operations.....................        (0.3%)             8.1%              3.6%              8.8%
 Interest expense and deferred financing
   amortization, net................................         2.0%              2.9%              2.2%              3.0%
 Other (income) expense, net........................         0.5%              0.0%              0.4%             (0.0%)
                                                             ----              ----              ----              ----
   (Loss)earnings before income taxes...............        (2.8%)             5.2%              1.0%              5.8%
 Provision (benefit) for income taxes...............        (0.1%)             1.7%              0.6%              2.0%
                                                             ----              ----              ----              ----
   (Loss)net earnings from continuing operations....        (2.7%)             3.5%              0.4%              3.8%
                                                             ====              ====              ====              ====




THREE MONTHS ENDED OCTOBER 3, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 27, 1997

NET SALES. Net sales in the three-month period ended October 3, 1998 decreased $2.0 million or 5% to $33.9 million as compared to $35.9 million in the three-month period ended September 27, 1997, primarily due to lower sales into many international regions as a result of unstable economic conditions and a continued low level of orders from certain major restaurant chains.

Sales of the Company's cooking and warming equipment divisions increased 4% for the three-month period ended October 3, 1998 compared to the prior year three-month period. Sales of the core cooking equipment division increased 14% from continued market penetration, primarily in the U.S., and the introduction of new products. Sales of the conveyor oven equipment division and the counterline cooking equipment and specialty products division decreased slightly due mainly to lower sales to international distribution.

Sales of the international divisions represented 33% of total sales in the three-month period ended October 3, 1998 compared to 38% in the prior year period, and decreased 18% as compared to the prior year. Sales of the Company's international specialty equipment division decreased 21%, primarily due to deferred new store openings by a major chain customer as a result of the ongoing currency and economic crisis in Asia. Sales of the Company's international distribution division decreased 18% due to lower sales in certain Asian and Middle Eastern markets. Sales to certain other international markets, such as Latin America, were higher as compared to the prior year period.

GROSS PROFIT. Gross profit decreased $1.6 million, or 14%, in the three-month period to $9.4 million as compared to $11.0 million in the prior year period. As a percentage of net sales, gross profit margin decreased 2.9% to 27.8% from 30.7%. The decrease in gross profit and gross profit margin percentage was attributable to lower sales volume, an unfavorable sales mix, production inefficiencies due to erratic demand, higher product warranty costs and the impact of fluctuating currencies on pricing in international markets.

OPERATING EXPENSES. Operating expenses increased $1.4 million, or 17%, in the three-month period to $9.5 million as compared to $8.1 million in the prior year's third quarter. The net increase is attributable to $1.5 million of non-recurring charges recorded during the quarter. These charges included $.3 million related to cost reduction initiatives, primarily in the international distribution business, and $1.2 million related to the write-down of system related assets associated with the abandonment of an enterprise-wide resource planning system which failed to meet performance specifications. The Company is currently considering its legal rights with respect to the planned abandonment. As a percentage of sales, selling, general and administrative expenses increased to 28.1% from 22.6%. The non-recurring charges accounted for 4.5% of this increase.

INCOME FROM OPERATIONS. Income from operations decreased $3.0 million to a loss of $0.1 million for the three-month period ended October 3, 1998 as compared to net income of $2.9 million in the prior year's third quarter. Lower sales volume, lower gross profit margin and the non-recurring charges accounted for the decrease in the income from operations.

INTEREST EXPENSE AND DEFERRED FINANCING AMORTIZATION. Interest expense and deferred financing amortization for the three months ended October 3, 1998 was $0.7 million as compared to $1.0 million in the prior year's third quarter. The decrease was due to lower outstanding debt balances resulting from the public offering in the fourth quarter of fiscal 1997.

INCOME TAXES. The Company recorded a net tax benefit of $50,000 for the three-month period ended October 3, 1998 as compared to a net tax provision of $0.6 million in the prior year's third quarter. The tax benefit was due to the reported loss before taxes for U.S. operations. Tax benefits were not recognized on certain foreign losses.

NET EARNINGS. As a result of the above factors, for the three-month period ended October 3, 1998, the Company recorded a net loss of $0.9 million as compared to net earnings of $1.2 million in the prior year's third quarter. The non-recurring charges accounted for $0.9 million of the loss on an after-tax basis.

NINE MONTHS ENDED OCTOBER 3, 1998 COMPARED TO NINE MONTHS ENDED
SEPTEMBER 27, 1997

NET SALES. Net sales in the nine-month period ended October 3, 1998 decreased $12.0 million, or 11%, to $98.6 million as compared to $110.6 million in the nine-month period ended September 27, 1997, reflecting lower unit volume in the Company's cooking and warming equipment divisions and international divisions. The net sales decline is principally due to unstable economic conditions resulting from currency crises in Asia and other regions, slowed purchases by two major customers and a non-recurring equipment upgrade program by a major chain during the fiscal second quarter of 1997.

Sales of the Company's cooking and warming equipment divisions decreased 4% for the nine-month period ended October 3,1998. Sales of the core cooking equipment division increased 20% as a result of increased market penetration in the U.S. and the introduction of new products. These gains were offset by an 18% decrease in sales of the conveyor oven equipment division as one major chain customer slowed purchases during the first two months of the year to reduce inventory in its system and another major chain embarked on a store restructuring program in early 1998. Additionally, the 1997 results included conveyor oven service and equipment upgrade billings, mostly in the fiscal second quarter, for a major chain customer that was not repeated in 1998. Sales of the counterline cooking equipment and specialty products division decreased 2% due mainly to lower sales to international distribution channels.

Sales of the international divisions represented 33% of total sales in the nine-month period and decreased 22% as compared to the prior year period. Sales of the Company's international specialty equipment division decreased 27% due mainly to lower new store openings in Asia by a major chain customer. Sales of the Company's international distribution division decreased 21% primarily due to lower sales in Asia and other regions impacted by the currency crisis. Sales to certain other international markets, such as Latin America and Western Europe, were higher as compared to the prior year.

GROSS PROFIT. Gross profit decreased $4.8 million, or 14%, in the nine-month period to $29.5 million as compared to $34.3 million in the prior year period. As a percentage of net sales, gross profit margin decreased 1.1% to 29.9% from 31.0%. Gross margin percentage has been unfavorably impacted by lower volume, an unfavorable sales mix, production inefficiencies resulting from erratic and difficult-to-forecast demand, higher product warranty costs, and the effect of currency fluctuations on international pricing.

OPERATING EXPENSES. Operating expenses increased $1.5 million, or 6%, in the nine-month period to $26.0 million as compared to $24.5 million for the prior year period. Lower variable selling expenses were offset by increases due to expansion of the Company's international sales and service capabilities, including the establishment of sales and distribution offices in Japan, Korea and Mexico during the second quarter of 1997. Further, the fiscal third quarter included non-recurring charges of $1.5 million.

As a percentage of sales, selling, general and administrative expenses increased to 26.3% from 22.2% primarily as a result of a higher expense base to support the expanded international infrastructure being spread over lower sales. The non-recurring charges accounted for 1.5% of this increase. The Company has taken several actions to reduce expenses in international markets affected by the currency crisis.

INCOME FROM OPERATIONS. Income from operations decreased $6.1 million or 63% to $3.6 million for the nine-month period ended October 3, 1998 from $9.7 million in the prior year period. The lower sales volume and increased expense base resulted in the lower income from operations.

INTEREST EXPENSE AND DEFERRED FINANCING AMORTIZATION. Interest expense and deferred financing amortization for the nine months ended October 3, 1998 was $2.2 million as compared to $3.4 million in the prior year period. The decrease was due to a lower average outstanding debt balance as a result of the Company's public stock offering completed during the fourth quarter of 1997.

INCOME TAXES. The Company recorded a net tax provision of $0.6 million for the nine-month period ended October 3, 1998 as compared to a net tax provision of $2.2 million in the prior year period. The increase in the effective tax rate is a result of foreign operating losses reported in the current year for which no tax benefit has been recognized.

NET EARNINGS. As a result of the above factors, for the nine-month period ended October 3, 1998, the Company recorded net earnings from continuing operations of $0.4 million as compared to $4.2 million in the prior year period.


FINANCIAL CONDITION AND LIQUIDITY

Total cash and cash equivalents decreased by $9.3 million to $3.0 million at October 3, 1998 from $12.3 million at January 3, 1998. In addition, net borrowings increased by $1.2 million during the first nine months of the current year. This overall use of liquidity was primarily to fund the working capital needs of $4.8 million, investing activities of $3.6 million, and a $1.9 million treasury stock purchase, further discussed below.

Operating Activities

For the nine months ended October 3, 1998, net cash provided by operating activities before changes in assets and liabilities was $4.2 million as compared to $7.8 million for the nine months ended September 27, 1997. This decline is due to the lower net earnings. Net cash used by continuing operating activities after changes in assets and liabilities was $4.8 million as compared to net cash used of $ 1.3 million in the prior year nine-month period. Accounts receivables have increased $3.1 million due to longer average collection periods in international markets, as well as the timing of shipments and collections as compared to the end of the prior fiscal year. Inventories increased $2.5 million, primarily at the international distribution division, largely due to difficulties in forecasting demand in Asian markets. Accounts payable and other liabilities have decreased $2.2 million due to timing of payments as compared to the prior fiscal year-end.

Investing Activities

During the first quarter of 1998, the Company acquired the remaining interest in Asbury Associates, Inc. and the Middleby Philippines Corporation, for $1.1 million. This transaction increased the Company's ownership interest in these subsidiaries to 100%. During the first nine months of 1998 the Company had capital expenditures of $2.4 million primarily to enhance manufacturing capabilities and to install new computer systems and equipment.

Financing Activities

In July 1998, the Company's Board of Directors adopted a stock repurchase program and authorized the purchase of up to 300,000 common shares from time to time in open market purchases. The Board subsequently authorized the repurchase of 500,000 shares in August and 1,000,000 shares in November. As of October 3, 1998, 486,000 shares had been purchased under the program for $1.9 million.

During the first nine months of 1998, outstanding debt increased by $1.2 million. The Company increased its net borrowings under its revolving credit facilities by $1.4 million and reduced the amount outstanding under its intellectual property lease by $0.2 million. To date, the Company has entered into $3.3 million of foreign currency-denominated loans at certain foreign subsidiaries, under its unsecured multi-currency revolving credit line.

The Company entered into the $20.0 million unsecured multi-currency revolving credit line with a major international bank in March 1998. This credit facility enhances the Company's ability to manage its financing activities related to its international operations. Concurrently with the initiation of the unsecured revolving line of credit, the $15.0 million senior secured note became unsecured. The note's maturity and interest rate remain unchanged. As of October 3, 1998, the Company was not in compliance with certain covenants under its revolving credit line and senior note. Failure to comply with these covenants resulted from the treasury stock purchase and non-recurring charges recorded during the quarter. Management has discussed these matters with its lenders. The Company's lenders have indicated they will provide waivers for the related covenants. Management believes that the Company will have sufficient financial resources available to meet its anticipated requirements for working capital, growth strategies, capital expenditures and debt amortization for the foreseeable future.

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

The Company has undertaken a review of its information technology ("IT") systems. The Company is in the process of executing a strategy to implement new IT systems at its International Distribution Division to enhance its current transaction processing and information reporting capabilities. These systems are year 2000 compliant. In addition, the Company has completed, or is in process of completing, upgrades to existing IT systems at all other business units, to make these systems year 2000 compliant. These systems projects are currently on schedule for completion prior to July 30, 1999. If these systems projects are not successful, the Company will develop contingency plans. Nevertheless, failure to complete these systems projects in a timely manner could result in a significant disruption of the Company's ability to transact business with its major customers and suppliers.

The Company has also undertaken a review of its critical non-IT systems, such as production machinery and phone systems. The Company is in the process of contacting equipment vendors and service providers to assess the potential risk associated with these systems. Non-compliant systems will be replaced or modified. Based upon internal evaluations and assurances provided by equipment and service vendors, the Company does not believe significant modification to or replacement of existing non-IT systems will be required. However, the Company cannot verify the assurances it has been provided from third parties.

Additionally, a review of key suppliers and customers is in process to ensure that the flow of products and services will not be disrupted as a result of failure of the supplier or customer to become year 2000 compliant. While the Company is receiving assurances that no such interruption will occur, the Company cannot ensure that third parties will become compliant. Any significant or prolonged interruption in the supply of essential services or products would adversely effect the Company's operations and ability to conduct business. In the event that the Company identifies problems with a service provider or other vendor, it will attempt to obtain services and products from other available sources. Similarly, problems with a significant portion of the Company's customers in processing and paying invoices could materially impact the Company's cash flows or liquidity. The Company is unable to anticipate whether a significant portion of its customers will have difficulty in processing and paying invoices.

Expenses associated with the Year 2000 issue relate primarily to the modification of existing IT systems. The Company anticipates that remaining costs to fully address these matters will amount to approximately $0.5 million. The Company does not anticipate that future costs to address the Year 2000 issue will have a material effect on its financial condition.

Foregoing is a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to change in interest rates. At October 3, 1998, the Company had approximately $3.3 million of debt outstanding on a revolving credit facility with a floating interest rate. If this rate were to increase 10 percent, the increase in interest payments would not have a material impact on the Company's net income or cash flows. In addition, the Company has fixed rate-financing arrangements under its senior note and lease obligations in the amount of $25.8 million. A 10 percent change in interest rates would not have a material impact on the fair market value of this debt.

                           PART II. OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended October 3, 1998, except as follows:



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits - The following Exhibits are filed herewith:


               Exhibit (27) - Financial Data Schedule (EDGAR only)













                                     - 15 -
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              THE MIDDLEBY CORPORATION
                                              (Registrant)


Date:      November 16, 1998                  By: /s/ John J. Hastings
     -----------------------------               ---------------------

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