Form 10-K
period 1999-01-02
MIDDLEBY CORP
filed 1999-04-02
CIK 769520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


     For the Fiscal Year Ended January 2, 1999

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                           Commission File No. 1-9973
                            THE MIDDLEBY CORPORATION
             (Exact name of Registrant as specified in its charter)

                Delaware                                36-3352497
     (State or other jurisdiction                     (IRS Employer
   of incorporation or organization)              Identification Number)

2850 W. Golf Road, Suite 405, Rolling Meadows, Illinois        60008
     (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code: 847-758-3880

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                                  Common stock,
                            par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  |X|   No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 26, 1999 was approximately $40,631,000. The number of shares outstanding of the Registrant's class of common stock, as of March 26, 1999, was 10,157,721 shares.

                      Documents Incorporated by Reference

Part III of Form 10-K incorporates by reference the Company's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 1999 annual meeting of stockholders.

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                                 JANUARY 2, 1999
                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                     PART I

                                                                            Page
                                                                            ----

Item 1.    Business ...................................................       1

Item 2.    Properties .................................................      10

Item 3.    Legal Proceedings ..........................................      11

Item 4.    Submission of Matters to a Vote of Security Holders ........      11

Item 4A.   Executive Officers of the Registrant .......................      11

                                    PART II

Item 5.    Market for Registrant's Common Equity and
             Related Stockholder Matters ..............................      12

Item 6.    Selected Financial Data ....................................      13

Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations ......................      14

Item 7A.   Quantitative and Qualitative Disclosures about Market
             Risk .....................................................      21

Item 8.    Financial Statements and Supplementary Data ................      22

Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ......................      46

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant .........      46

Item 11.   Executive Compensation .....................................      46

Item 12.   Security Ownership of Certain Beneficial Owners
             and Management ...........................................      46

Item 13.   Certain Relationships and Related Transactions .............      46

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
             on Form 8-K ..............................................      46

                                     PART I

Item 1. Business

General

     The Middleby Corporation ("Middleby" or the "Company"), through its operating subsidiary Middleby Marshall Inc. ("Middleby Marshall") and its subsidiaries, is a leader in the design, manufacture, marketing, distribution, and service of a broad line of cooking and warming equipment used in all types of foodservice operations, including quick-service restaurants, full-service restaurants, retail outlets, and hotels and other institutions. The Company's products include Middleby Marshall(R) and CTX(R) conveyor oven equipment, Southbend(R) ranges, convection ovens, heavy-duty cooking equipment and steam cooking equipment and Toastmaster(R) toasters and counterline cooking and warming equipment.

     Founded in 1888 as a manufacturer of baking ovens, Middleby Marshall Oven Company was acquired in 1983 by TMC Industries Ltd., a publicly traded company that changed its name in 1985 to The Middleby Corporation. Throughout its history, the Company had been a leading innovator in the baking equipment industry and in the early 1980s positioned itself as a leading foodservice equipment manufacturer by introducing the conveyor oven that revolutionized the pizza market. In 1989, the Company became a broad line equipment manufacturer through the acquisition of the Foodservice Equipment Group of Hussmann Corporation, which included Southbend, Toastmaster and CTX. The Company initiated its international distribution and service strategy in 1990 by acquiring a controlling interest in Asbury Associates, Inc. ("Asbury"). In 1991, the Company established Middleby Philippines Corporation ("MPC") to provide modular foodservice equipment and custom kitchen fabrications to restaurant and hotel chains in the Pacific Rim and Middle Eastern markets.

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

Business Divisions and Products

     The Company conducts its business through three principal business divisions: Cooking Systems Group, International Distribution and International Specialty Equipment. The Cooking Systems Group includes the following major product groups: conveyor oven equipment marketed under the Middleby Marshall and CTX brands; core cooking equipment marketed under the Southbend brand; and counterline cooking equipment marketed under the Toastmaster brand. Internationally, the Company markets and supports its products through its International Distribution Division, which comprises the Middleby International division, a sales and marketing support operation for U.S.-based chains; Asbury Worldwide, an integrated distributor and exporter of foodservice equipment in the global marketplace; and Escan, a Canadian distribution company. The International Specialty Equipment Division consists of the Middleby Philippines Corporation, a supplier of modular foodservice equipment and custom kitchen fabrications in the Pacific Rim and Middle Eastern Markets. See Note 10 to the Consolidated Financial Statements for further information on the Company's business divisions.


Cooking Systems Group

     The Company's domestic sales, distribution and manufacturing efforts have been merged to form the Middleby Cooking Systems Group. The division's primary operations are located in Elgin, Illinois and Fuquay-Varina, North Carolina. The division's principal product groups include:

     Conveyor Oven Equipment Product Group - Middleby Marshall and CTX

     The Middleby Marshall oven line is the world's conveyor cooking equipment leader. A brand of baking and cooking equipment since 1888, the Middleby Marshall name is renowned for quality and durability. Middleby Marshall ovens are used by a majority of the leading high-volume pizza chains, as well as by other restaurants and institutions. Middleby Marshall conveyor ovens utilize a patented process, Jet-Sweep air impingement, that forces heated air at high velocities through a system of nozzles above and below the food product which is placed on a moving conveyor belt. This process achieves faster baking times and greater consistency of bake than conventional ovens. The Company's CTX line of conveyor ovens utilizes patented infra-red cooking and precision control technology for more specialized, lower volume applications. CTX conveyor ovens are sold to restaurants and pizza outlets and offer such additional features as a programmable time and temperature control as well as a self-cleaning function. Conveyor oven products range in price from approximately $5,000 to $30,000 per unit (or as much as $90,000 for a multiple unit system) and are predominately assembled to order and purchased directly by end-users (who order units customized for their operations) rather than through dealers.

     Core Cooking Equipment Product Group - Southbend

     In the market for 100 years, Southbend products, mainly heavy-duty, gas-fired equipment, include ranges, convection ovens, broilers, fryers, griddles, steamers and steam cooking equipment (marketed under the Steam Master brand). Southbend products are offered as standardized equipment for general use in restaurants and institutions, and also are made to specification for use by the professional chef. Southbend is known for its innovative product features and premier cooking line. Its 40,000 BTU Pyromax(R) range doubled the industry standard for BTU's when it was introduced in 1996. Southbend's Marathoner Gold(R) convection oven has been judged by a leading industry publication to be the best baking convection oven on the market today. The newly-introduced Southbend Simple Steam steamer is the industry's lowest maintenance and lowest water usage pressureless steamer, and was awarded the 1998 Product Design of the Year by the Electric Foodservice Council. Core cooking equipment products range in price from $1,000 to $10,000 (or as much as $60,000 for a complete line-up of modular equipment) and are predominantly purchased by dealers on an order-by-order basis.

     Counterline Cooking Equipment Product Group - Toastmaster

     Toastmaster counterline cooking equipment products are predominantly light and medium-duty electric equipment, including pop-up and conveyor toasters, hot food servers, foodwarmers, griddles, fryers, convection ovens and ranges. A leading equipment brand since 1917, Toastmaster has been voted the number one toaster product for seventeen consecutive years in the Annual Industry Leaders survey by ID magazine. As a major supplier to global restaurant chains, Toastmaster is able to customize products to fit a chain's particular needs. Toastmaster products are designed with energy saving features and food safety technologies. Counterline cooking equipment products range in price from $300 to $10,000 per unit and are predominately purchased from stock by dealers.

     The Company does not produce consumer products under the Toastmaster name, as an unaffiliated company, Toastmaster, Inc., owns the rights to the brand name for consumer markets.

International Specialty Equipment Division - Middleby Philippines Corporation

     Founded in 1991, Middleby Philippines Corporation engineers, manufactures and installs modular foodservice equipment and custom kitchen fabrications used primarily in conjunction with standard equipment manufactured in the U.S. to provide a complete kitchen installation. Principal products include serving stations, work tables, undercounter refrigeration systems, ventilation systems, cabinets and shelving. Customers are primarily Pacific Rim and Middle Eastern operations of major U.S. and international foodservice chains and hotels. MPC has been a supplier of kitchen fabrication for McDonald's in certain markets since 1992. Sales are primarily made on an order-by-order project basis. MPC's manufacturing and assembly operations are located in a modern 54,000 square foot facility outside of Manila.

International Distribution Division - Middleby International, Asbury Worldwide and Escan

     The International Distribution division provides integrated export management and distribution services. The division sells the Company's product lines and certain non-competing complementary product lines of other American and European manufacturers throughout the world. The Company offers customers a complete package of kitchen equipment, delivered and installed in over 100 countries. For a local country distributor or dealer, the division provides centralized sourcing of a broad line of equipment with complete export management services, including export documentation, freight forwarding, equipment warehousing and consolidation, installation, warranty service and parts support. In an effort to reduce the cost structure and streamline the order fulfillment process, the operations of Asbury were decentralized during the third quarter 1998 from a processing center based in Florida to international-based regional centers for Asia, Europe and Latin America. The regional centers are supported by sales and distribution offices located in China, France, Japan, Korea, Mexico, the Philippines, Spain and Taiwan.


The Customers and Market

     The Company's products are sold primarily through independent dealers and distributors to end-user customers, including quick-service restaurants, full-service restaurants, retail outlets such as supermarkets and convenience stores, and private and public institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, military facilities and government agencies. Many of the dealers in the U.S. belong to buying groups that negotiate sales terms with the Company. Certain large restaurant and hotel chain customers have purchasing organizations that manage product procurement for their systems. The Company's ten largest customers accounted for approximately 30% of net sales in 1998, with no single customer accounting for more than 10% of 1998 net sales.

     During the past several decades, growth in the U.S. foodservice industry has been driven primarily by population growth, economic growth and demographic changes, including the emergence of families with multiple wage-earners and growth in the number of higher-income households. These factors have led to a demand for convenience and speed in food preparation and consumption. Eating-out and carry-out continue to be on an upward trend in the U.S., although at a slower rate than during the 1970s and 1980s. A strong U.S. economy and low interest rates have led to increased industry growth rates during the last few years. In 1998, the U.S. foodservice industry grew at a rate of 2.8% in real dollars, the fastest rate since 1988.

     The quick-service restaurant segment is the largest category within the foodservice industry and has been the fastest growing segment since the mid '80's. However, the quick-service restaurants today face a mature U.S. market place, and, consequently, the segment's real growth rates are expected to slow slightly from 2.5% in 1998. The full- service restaurant segment grew an estimated 3.5% in real dollar terms in 1998 and 2.5% in units. This segment has seen increasing chain penetration in recent years, particularly in upscale segments, driven by the aging of the Baby Boom generation.

     The foodservice equipment industry has grown in response to the primary growth factors of the foodservice industry. After high growth in the early- and mid-1980s, growth in the foodservice equipment industry entered a slow period from 1988 through 1991, due to a general decline in the worldwide economy and the maturation of the domestic foodservice industry. Since 1992, the industry has enjoyed steady growth in the United States due to the development of new quick- service and casual-theme restaurant chain concepts, the expansion into nontraditional locations by quick-service restaurants and store equipment modernization. In the international markets, foodservice equipment manufacturers had been experiencing stronger growth than the U.S. market due to rapidly expanding international economies and increased opportunity for expansion by U.S. chains into developing regions. In 1997, the Top 100 restaurant chains built more new units outside the U.S. than inside, for the first time, according to Technomic Inc., a leading foodservice research firm. However, the financial crisis in Asia, where as much as 50% of some chain's development was concentrated, and the effect on other emerging economies, severely curtailed growth internationally in 1998.

     In 1998, the foodservice equipment industry in the U.S. had total sales of approximately $6.9 billion. The Company's manufactured products compete primarily in the cooking and warming equipment category, which had sales in the U.S. of approximately $1.2 billion in 1998 and is expected to grow 4.8% in real dollar terms in 1999, according to Foodservice Equipment Reports, a leading industry publication. Management believes that the broader international equipment market the Company serves had 1998 sales of approximately $10 billion. The near term outlook for international markets remains uncertain pending the recovery of Asian economies.

     The Company believes that continuing growth in demand for foodservice equipment will result from the development of new restaurant units due to a strong U.S. economy and low costs of financing, the expansion of U.S. chains into international markets and the replacement and upgrade of existing equipment.

     The backlog of orders was $12,195,000 at January 2, 1999, all of which is expected to be filled during 1999. The Company's backlog was $11,625,000 at January 3, 1998. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of the Company's products.


Marketing and Distribution

     Middleby's products and services are marketed in the U.S. and in over 100 countries through a combination of the Company's sales personnel and international marketing divisions and subsidiaries, together with an extensive network of independent dealers, distributors, consultants, sales representatives and agents. The Company's relationships with major restaurant chains are primarily handled through an integrated effort of top-level executive and sales management at the corporate and business division levels to best serve each customer's needs.

     Each of the Company's business divisions is responsible for the marketing of its products and services, under the direction of the division's President, Sales Manager and supporting personnel. Each business division manages its own sales, promotion and marketing programs with coordination and support provided by corporate sales and marketing functions.

     In the United States, each business or sales division distributes its products to independent end-users through a network of approximately 400 to 1,000 non-exclusive dealers nationwide, who are supported by over 200 manufacturers' marketing representatives. Sales are made direct to certain large restaurant chains who have established their own procurement and distribution organization for their franchise system.

     International sales are primarily made through the International Distribution Division network to independent local country stocking and servicing distributors and dealers and, at times, directly to major chains, hotels and other large end-users by the Company-owned distribution companies.

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

     The Company's domestic service network consists of over 80 authorized service parts distributors and 2,500 independent certified technicians that have been formally trained and certified by the Company through its factory training school and on-site installation training programs. The service network is separate from the sales network to ensure that technicians remain focused on service issues rather than new business. Technicians work through service parts distributors, which are required to provide around-the-clock service via a toll-free paging number. The Company provides substantial technical support at each factory to the technicians in the field through factory-based technical service engineers. The Company has stringent parts stocking requirements for these agencies, leading to an exceptionally high first-call completion rate for service and warranty repairs.

     Middleby's international service network consists of distributors in over 100 countries with approximately 3,000 independent service technicians trained in the installation and service of the Company's products and supported by twelve internationally-based service managers along with the factory-based technical service engineers. As with its domestic service network, the Company maintains stringent parts stocking requirements for its international distributors.

Competition

     The cooking and warming segment of the foodservice equipment industry is highly competitive and fragmented. Within a given product line, the industry remains fairly concentrated, with typically a small number of competitors accounting for the bulk of the line's industry-wide sales. Industry competition includes companies that manufacture a broad line of products and those that specialize in a particular product line. Competition in the industry is based upon many factors, including brand recognition, product features and design, quality, price, delivery lead times, serviceability and after-sale service. The Company believes that its ability to compete depends on strong brand equity, exceptional product performance, short lead-times and timely delivery, competitive pricing, superior customer service support and its unique TSP capability. Management believes that the demand for its labor saving, multi-functional and energy efficient equipment will increase, driven by quick-service and full-service chains that face labor supply issues, space limitations and increasing operating costs.

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

     The Company believes that it is among the largest multiple-line manufacturers of cooking and warming equipment in the U.S. and worldwide, although some of its competitors are units of operations that are larger than the Company and possess greater financial and personnel resources. Among the Company's major U.S. competitors are certain subsidiaries and divisions of Welbilt Corporation, a subsidiary of Berisford plc; G.S. Blodgett Corp., a subsidiary of Maytag Corporation; Hobart Corporation and Vulcan-Hart Corporation, both subsidiaries of Premark International, Inc.; and Wells Manufacturing Company, a subsidiary of Specialty Equipment Companies, Inc. Major international-based competitors include Zanussi, a subsidiary of Electrolux AB, and Ali Group.


Manufacturing and Quality Control

     The Company operates two domestic and one international manufacturing facilities. The Company's conveyor oven and counterline cooking equipment products are manufactured in Elgin, Illinois and its core cooking equipment products are manufactured in Fuquay-Varina, North Carolina. Middleby's international specialty cooking equipment operation is located in Laguna, the Philippines. Metal fabrication, finishing, sub-assembly and assembly operations are conducted at each manufacturing facility. Equipment installed at individual manufacturing facilities includes numerically controlled turret presses and machine centers, shears, press brakes, welding equipment, polishing equipment, CAD/CAM systems and product testing and quality assurance measurement devices. The Company's state-of-the-art CAD/CAM systems enable virtual electronic prototypes to be created, reviewed and refined before the first physical prototype is built.

Detailed manufacturing drawings are quickly and accurately derived from the model and passed electronically to manufacturing for programming and optimal parts nesting on various numerically controlled punching cells. The Company believes that this integrated product development and manufacturing process is critical to assuring product performance, customer service and competitive pricing.

     The Company has established comprehensive programs to ensure the quality of products, to analyze potential product failures and to certify vendors for continuous improvement. Every product manufactured or licensed by the Company is individually tested prior to shipment to ensure compliance with Company standards.

     The Company has implemented programs to reduce costs and improve operating efficiencies. In some cases, new capital equipment has been acquired to increase automation and productivity. Recently, Middleby has implemented, or is in the process of implementing, new or upgraded management information systems at each of its major operating units. These systems are Year 2000 compliant.


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


Licenses, Patents, and Trademarks

     Middleby Marshall has an exclusive license from Enersyst Development Center L.L.C. ("Enersyst") to manufacture, use and sell Jetsweep air impingement ovens in the U.S. for commercial food applications in which the interior length or width of a rectangular cooking area, or in which the diameter of a circular cooking area, equals or exceeds 36 inches. The Enersyst license covers numerous existing patents and provides further exclusive and non-exclusive license rights to existing and future developed technology. Middleby Marshall also holds an exclusive sublicense from Lincoln Foodservice Products, Inc. ("Lincoln"), a subsidiary of Welbilt Corporation, to manufacture, use and sell throughout the world, other than in the U.S. and Japan, air impingement ovens of the above-described dimensions for commercial food applications. This sublicense covers the foreign analogues of the patents covered by the Enersyst license and grants Middleby Marshall rights of first refusal for a similar sublicense in Japan. The Enersyst license expires the later of the expiration of the last of the licensed patents or September 30, 2008. The Lincoln sublicense expire upon the expiration of the last patented improvement covered by the license. While the loss of the Enersyst license or the Lincoln sublicense could have an adverse effect on the Company, management believes it is capable of designing, manufacturing and selling similar equipment, although not as technologically advanced. Lincoln and Fuji Chubo Setsubi Company, Ltd. are the only other foodservice equipment manufacturers licensed under the Enersyst patents.

     The Company holds numerous patents covering technology and applications related to various products, equipment and systems. Management believes the expiration of any one of these patents would not have a material adverse effect on the overall operations or profitability of the Company.

     The Company owns numerous trademarks and trade names; among them, CTX(R), Middleby Marshall(R), Southbend(R) and Toastmaster(R) are registered with the U.S. Patent and Trademark Office and in various foreign countries.


Employees

     As of January 2, 1999, the Company employed 994 persons. Of this amount, 378 were management, administrative, sales, engineering and supervisory personnel; 366 were hourly production non-union workers; and 250 were hourly production union members. Included in these totals were 356 individuals employed outside of the United States, of which 172 were management, sales, administrative and engineering personnel, and 184 were hourly production workers, who participate in an employee cooperative. At its Elgin, Illinois facility, the Company has a union contract with the International Brotherhood of Teamsters that expires on May 1, 2002. Management believes that the relationships between employees, union and management are good.

Item 2. Properties

     The Company's principal executive offices are located in Rolling Meadows, Illinois. The Company operates two manufacturing facilities in the U.S. and one manufacturing facility in the Philippines.

     The principal properties of the Company are listed below:


                                                                  Principal               Square      Owned/
Location                       Business Divisions                 Function                Footage     Leased
--------                       ------------------                 --------                -------     ------

Elgin, IL                 Cooking Systems Group                Manufacturing,              207,000    Owned
                                                               Warehousing and
                                                               Offices
                                                               Warehousing                  42,000    Leased(1)

Fuquay-Varina, NC         Cooking Systems Group                Manufacturing,              131,000    Owned
                                                               Warehousing and
                                                               Offices

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

(3) Lease expires in July 2002, with payments of approximately $9,000 per month.

     At various other locations the Company leases small amounts of office space for administrative and sales functions, and in certain instances limited short-term inventory storage. These locations are in Canada, France, Japan, Korea, Mexico, Philippines, Spain, and Taiwan.

     Management believes that these facilities are adequate for the operation of the Company's business as presently conducted.

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


Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the security holders in the fourth quarter of the year ended January 2, 1999.


Item 4A. Executive Officers of the Registrant

                                              Principal Occupation and
                                              Principal Position and
            Name              Age             Office with the Company
            ----              ---             -----------------------

   William F. Whitman, Jr.    59              Chairman of the Board of
                                              the Company and Middleby Marshall

   David P. Riley             52              President and Chief Executive
                                              Officer of the Company and
                                              Middleby Marshall

   John J. Hastings           43              Executive Vice President, Chief
                                              Financial Officer, Secretary and
                                              Treasurer of the Company and
                                              Middleby Marshall

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock trades on the Nasdaq National Market System under the symbol "MIDD". The following table sets forth, for the periods indicated, the high and low closing sale prices per share of Common Stock, as reported by the Nasdaq National Market System.

                                                          Closing Share Price
                                                          High         Low
Fiscal 1998
First quarter.............................................   8.063       6.625
Second quarter............................................   8.375       6.000
Third quarter.............................................   6.438       3.875
Fourth quarter............................................   4.188       3.125

Fiscal 1997
First quarter.............................................   8.625       6.125
Second quarter............................................  10.125       7.125
Third quarter.............................................  10.000       8.625
Fourth quarter............................................  11.875       7.813

     In December 1997, the Company completed a public stock offering. The offering totaled 3,001,500 shares of which the Company sold 2,391,500 shares and 610,000 shares were sold by selling stockholders. Net proceeds to the Company totaled approximately $22.1 million and were used to repay certain indebtedness. As of January 2, 1999, the Company estimates there were approximately 2,200 beneficial owners of the Company's common stock.

     In July 1998, the Company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of up to 1,800,000 common shares in open market purchases. As of January 2, 1999, 838,000 shares had been repurchased for $3.3 million.

     The Company has not declared or paid cash dividends on its Common Stock since 1991. The Company's current financing agreements limit the paying of dividends.

     During the fiscal year ended January 2, 1999, the Company issued an aggregate of 29,300 shares of the Company's common stock to current and former employees and directors, pursuant to the exercise of stock options, for an aggregate consideration of approximately $88,500. Such options were granted under the Company's Amended and Restated 1989 Stock Incentive Plan and had exercise prices ranging between a maximum of $7.38 and a minimum of $1.38. The issuance of such shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions by an issuer not involving a public offering.

                                     PART II

Item 6. Selected Financial Data


                  (dollars in thousands, except per share data)
                              Fiscal Year Ended (1)

                                                    1998               1997              1996              1995              1994
                                                ------------       -----------       -----------       -----------       -----------
Income Statement Data:
Net sales .................................     $    132,320      $    148,253      $    124,765      $    106,348      $     94,158
Cost of sales .............................           96,082           102,523            87,330            73,841            65,594
                                                ------------       -----------       -----------       -----------       -----------
Gross profit ..............................           36,238            45,730            37,435            32,507            28,564
Selling and distribution expenses .........           20,817            22,150            18,319            15,385            13,398

General and administrative expenses .......           12,304            10,689            10,439             9,326             8,573
Non-recurring expenses ....................            3,457                --                --               900                --
                                                ------------       -----------       -----------       -----------       -----------
   Income (loss) from operations ..........             (340)           12,891             8,677             6,896             6,593
Interest expense and deferred
   financing amortization, net ............            2,916             4,136             4,351             4,327             3,262

Other expense (income), net ...............              939               413              (146)              (36)              482
                                                ------------       -----------       -----------       -----------       -----------
Earnings (loss) before income taxes .......           (4,195)            8,342             4,472             2,605             2,849
Provision (benefit) for income
   taxes ..................................             (211)            2,538             1,389              (140)              614
                                                ------------       -----------       -----------       -----------       -----------
      Net earnings (loss) from
        continuing operations .............           (3,984)            5,804             3,083             2,745             2,235
Discontinued operations, net of
   income tax .............................               --              (564)           (2,610)              419               505
                                                ------------       -----------       -----------       -----------       -----------
      Net earnings (loss) .................     $     (3,984)     $      5,240      $        473      $      3,164      $      2,740
                                                ============       ===========       ===========       ===========       ===========

Basic earnings (loss) per share:
      Continuing operations ...............     $      (0.37)     $       0.65      $       0.37      $       0.32      $       0.27
      Discontinued operations .............             0.00             (0.06)            (0.31)             0.05              0.06
                                                ------------       -----------       -----------       -----------       -----------
         Net earnings per
        share .............................     $      (0.37)     $       0.59      $       0.06      $       0.37      $       0.33
                                                ============       ===========       ===========       ===========       ===========
   Weighted average number of
     shares outstanding ...................       10,761,000         8,863,000         8,415,000         8,584,000         8,378,000


Diluted earnings (loss) per share:
      Continuing operations ...............     $      (0.37)     $       0.64      $       0.35      $       0.31      $       0.26
      Discontinued operations .............             0.00             (0.06)            (0.30)             0.05              0.06
                                                ------------       -----------       -----------       -----------       -----------
      Net earnings per share
                                                $      (0.37)     $       0.58      $       0.05      $       0.36      $       0.32
                                                ============       ===========       ===========       ===========       ===========


   Weighted average number of
     shares outstanding ...................       10,872,000         9,104,000         8,666,000         8,678,000         8,434,000

Balance Sheet Data:
Working capital ...........................     $     30,609      $     38,790      $     25,046      $     28,746      $     23,254
Total assets ..............................           96,591           103,636            85,685            85,211            76,700
Total debt ................................           27,825            27,913            41,268            43,028            44,472
Stockholders' equity ......................           44,734            52,333            22,167            21,778            14,657


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

                                NET SALES SUMMARY
                             (dollars in thousands)


                                                                                Fiscal Year Ended(1)
------------------------------------------------------------------------------------------------------------------------------------
                                                         1998                           1997                          1996
------------------------------------------------------------------------------------------------------------------------------------
                                                 Sales         Percent          Sales         Percent          Sales         Percent
                                               ---------       ------         ---------       ------         ---------       ------
Business Divisions:
Conveyor oven
   equipment ..........................        $  45,605         34.5         $  53,948         36.4         $  41,216         33.0

Counterline cooking
   equipment ..........................           16,270         12.3            16,527         11.1            19,635         15.8

Core cooking equipment.................           39,348         29.7            34,282         23.1            29,617         23.7
                                               ---------        -----         ---------        -----         ---------        -----

Cooking Systems
     Group ............................          101,223         76.5           104,757         70.6            90,468         72.5
International Specialty
   Equipment Division .................            5,239          4.0             7,627          5.1             6,552          5.3

International Distribution
   Division(2) ........................           39,096         29.5            47,668         32.2            39,722         31.8
                                               ---------        -----         ---------        -----         ---------        -----
    Total international divisions......           44,335         33.5            55,295         37.3            46,274         37.1

Intercompany sales(3) .................          (14,678)       (11.1)          (16,216)       (10.9)         (13,394)        (10.7)

Other .................................            1,440          1.1             4,417          3.0             1,417          1.1
                                               ---------        -----         ---------        -----         ---------        -----
   Total ..............................        $ 132,320        100.0%        $ 148,253        100.0%        $ 124,765        100.0%
                                               =========        =====         =========        =====         =========        =====
------------------------------------------------------------------------------------------------------------------------------------


(1)  The Company's fiscal year ends on the Saturday nearest to December 31.

(2) Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(3) Consists of sales to the Company's International Distribution Division from the Company's other business divisions.

Results of Operations

     The following table sets forth certain consolidated statement of income items as a percentage of net sales for the periods presented:

                                                          Fiscal Year Ended(1)
                                                       1998      1997     1996
                                                      -----     -----    -----

Net sales .........................................   100.0%    100.0%   100.0%
Cost of sales .....................................    72.6      69.2     70.0
                                                      -----     -----    -----
   Gross profit ...................................    27.4      30.8     30.0
                                                      -----     -----    -----
Selling, general and administrative expenses ......    24.9      22.1     23.0
Non-recurring expense .............................     2.6        --       --
                                                      -----     -----    -----
   (Loss) income from operations ..................    (0.1)      8.7      7.0
Interest expense and deferred financing
    amortization, net .............................     2.2       2.8      3.5
Other expense (income), net .......................     0.7       0.3     (0.1)
                                                      -----     -----    -----
   (Loss) earnings before income taxes ............    (3.0)      5.6      3.6
Provision (benefit) for income taxes ..............     0.0       1.7      1.1
                                                      -----     -----    -----
   (Loss) earnings from continuing operations .....    (3.0)      3.9      2.5
                                                      =====     =====    =====

(1)  The Company's fiscal year ends on the Saturday nearest to December 31.


Fiscal Year Ended January 2, 1999 as Compared to January 3, 1998

     Net Sales. Net sales in fiscal 1998 decreased 10.7%, from $148.3 million in fiscal 1997 to $132.3 million in fiscal 1998. Sales were impacted by economic conditions in international markets and lower orders from certain major restaurant chain customers.

     Sales of the Cooking Systems Group decreased by 3.4%, from $104.8 million in fiscal 1997 to $101.2 million in fiscal 1998. The decrease was attributable to reduced sales of conveyor oven equipment which declined by 15.5%, resulting from decreased demand from a certain major restaurant chain, decreased sales into international markets affected by economic conditions, and the impact of a $5.2 million non-recurring service and parts order in 1997. This decrease was partially offset by a 14.8% increase in sales of core cooking equipment, attributable to continued market penetration and new product offerings. Counterline cooking equipment sales remained constant with the prior year.

     Sales of the international divisions declined by 19.8%, from $55.3 million in fiscal 1997 to $44.3 million in fiscal 1998. Sales of the International Specialty Equipment Division declined 31.3%. This decline resulted from delayed expansion plans by U.S. quick-service restaurant concepts into the Asia markets in addition to decreased hotel and resort development. Net sales of the International Distribution Division declined by 18.0%, as significantly lower sales in the troubled Asian and Middle East markets were partly offset by increased sales in Mexico. A 33.0% increase in sales in Latin America was more than offset by 41.9% and 18.1% decreases in sales in the Asia and Europe/Middle East regions, respectively.

     Gross profit. Gross profit decreased 20.8%, from $45.7 million in fiscal 1997 to $36.2 million in fiscal 1998. As a percentage of sales, gross margins decreased from 30.8% in fiscal 1997 to 27.4% in fiscal 1998. The reduction in margin percentage reflects the adverse impacts of reduced production efficiencies at the Cooking Systems Group and International Specialty Equipment Division resulting from lower volume and erratic customer demands throughout the year. Product warranty costs increased from the prior year for one-time issues associated with new product introductions and modifications. Gross margins at the international divisions were affected by fluctuating foreign currencies which had an unfavorable impact on pricing in international markets. In addition, gross profit was impacted by the liquidation and write-down of slow-moving inventories, including those in international markets affected by the economic conditions.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased .9%, from $32.8 million in fiscal 1997 to $33.1 million in fiscal 1998. Operating expenses at the Cooking Systems Group were constant with lower selling expenses for the conveyor oven product group offset by increased selling expenses for the core cooking equipment product group. Operating expenses at the International Distribution Division increased slightly as compared to the prior year due to the full year effect of expenses associated with sales and distribution offices established during the second quarter of 1997. Additionally, the International Distribution Division incurred expense associated with efforts to reduce costs and decentralize operations from the U.S. to international-based regional centers. The increase in expense was offset in part by the cost savings of these actions realized during the fourth quarter of 1998.

     Non-recurring expenses. Non-recurring expenses of $3.4 million were recorded during the third and fourth quarter of 1998. This amount is comprised of $1.3 million associated with the abandonment of an enterprise-wide resource planning system, $.2 million for restructuring actions related to the International Distribution Division, and $1.9 million associated with costs resulting from the discontinuation of distribution activities for all non-manufactured products by the Cooking Systems Group and the exit of a manufactured product line not consistent with the Company's cooking and warming equipment strategy.

     Income from operations. Income from operations decreased from $12.9 million in fiscal 1997 to a loss of $.3 million in 1998, primarily due to lower sales volumes, reduced margins and the effect of non-recurring expenses and other one-time items.

     Non-operating expenses. Non-operating expenses decreased by 15.3%, from $4.5 million in fiscal 1997 to $3.9 million in fiscal 1998. Net interest expense declined by $1.2 million as a result of the lower outstanding debt balances during the year. The Company utilized proceeds from the 1997 stock offering to repay amounts due under revolving credit facilities.

     Income taxes. The Company recorded a net tax benefit of $.2 million at an effective rate of 5.0%. The net tax benefit reflects an adjustment to the valuation allowance of $.9 million associated with tax credits which are more likely than not to expire unutilized, in addition to the impact of losses at certain foreign operations with no recorded benefit.


Fiscal Year Ended January 3, 1998 as Compared to December 28, 1996

     Net sales. Net sales in fiscal 1997 increased $23.5 million, or 19.0%, to $148.3 million as compared to $124.8 million in fiscal 1996, reflecting unit volume increases.

     Sales of the Cooking Systems Group increased 15.8% from $90.5 million in fiscal 1996 to $104.8 million in fiscal 1997. Sales growth was led by a 31.0% sales increase of conveyor oven equipment due to increased new restaurant expansion and replacement of equipment by several major chains. Additionally, during the first half of 1997 the division benefited from an oven upgrade program for a major chain, which resulted in parts and service sales of $5.2 million. Sales of core cooking equipment increased 15.8% over the prior year due to market share penetration and the introduction of new products. Sales of counterline cooking equipment decreased 16.0% primarily due to increased competition and competitive pricing pressures.

     Sales of the international divisions increased by 19.5% from $46.3 million in fiscal 1996 to $55.3 million in fiscal 1997. Sales of the Company's International Specialty Equipment Division increased 16.4% over the prior year due to the increased capacity provided by its 54,000 square foot facility in the Philippines, which opened in mid-1996. Sales of the Company's International Distribution Division increased 20.0% over the prior year, reflecting increased sales activity at the Company's new sales and distribution offices and improving economies in Europe and Latin America. Sales in the Asian markets in 1997 amounted to 17.4% of total sales. Company sales in this region slowed during the fourth quarter due to the currency volatility and economic instability in the region.

     Gross profit. Gross profit increased $8.3 million, or 22.2%, to $45.7 million in fiscal 1997 as compared to $37.4 million in fiscal 1996. As a percentage of net sales, gross profit margin increased to 30.8% in 1997 as compared to 30.0% in 1996. The increase in gross profit margin was attributable to increased sales of manufactured products, improved production efficiencies at the new Philippines manufacturing facility and the elimination of expenses associated with the trial field service program that was terminated during 1996.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.1 million, or 14.2%, to $32.8 million in fiscal 1997 from $28.8 million in fiscal 1996, largely due to the increased sales and additional support for the Company's expanding international operations. As a percentage of net sales, expenses decreased to 22.1% from 23.0% in fiscal 1996.

     Income from operations. Income from operations increased $4.2, million or 48.6%, to $12.9 million in fiscal 1997 from $8.7 million in fiscal 1996, primarily due to the higher sales volumes, improved margins and the lower selling, general and administrative expenses as a percentage of net sales.

     Non-operating expenses. Interest expense and deferred financing amortization decreased 4.9% to $4.1 million in fiscal 1997 from $4.4 million in fiscal 1996. The lower interest expense is attributed to lower average outstanding debt balances due in part to the Company's stock offering during the fourth quarter.

     Income taxes. The Company recorded a net tax provision of $2.5 million in fiscal 1997 as compared to $1.4 million in fiscal 1996. The tax provision included a benefit of $1.1 million related to net operating loss ("NOL") utilization and valuation allowance reductions as compared to a benefit of $0.9 million recorded in fiscal 1996.


Financial Condition and Liquidity

     Total cash and cash equivalents decreased by $5.6 million to $6.8 million at January 2, 1999 from $12.3 million at January 3, 1998. Net borrowings declined slightly from $27.9 million at January 3, 1998 to $27.8 million at January 2, 1999. The overall use of liquidity was primarily to fund investing activities of $5.1 million and for treasury stock purchases of $3.3 million.

     Operating activities. Net cash provided by operating activities before changes in assets and liabilities was $1.3 million in fiscal 1998 as compared to $11.1 million in fiscal 1997. This decline is due to the lower net earnings. Net cash provided by continuing operating activities after changes in assets and liabilities was $2.3 million as compared to net cash provided of $4.8 million in the prior year. Accounts receivables decreased $1.0 million due to lower sales volumes as compared to the previous year. Inventories decreased by $1.8 million, as a result of lower demand requirements in addition to focused efforts to reduce inventory levels. Accounts payable decreased $.7 million as a result of lower inventory purchases and timing of disbursements at the 1997 fiscal year-end. Changes in other assets and liabilities resulted in net cash utilization of $1.2 million due to the funding of payroll and retirement benefit liabilities, and the timing of other expenses.

     Investing activities. During 1998 the Company had capital expenditures of $3.8 million primarily to enhance manufacturing capabilities and to install new computer systems and equipment. Additionally, the Company acquired the remaining interest in Asbury Associates, Inc. and Middleby Philippines Corporation, for $1.2 million during the first quarter of 1998. This transaction increased the Company's ownership interest in these subsidiaries to 100%.

     Financing activities. Net cash used in financing activities amounted to $2.8 million in fiscal 1998 as compared to net cash provided of $7.7 million in fiscal 1997. Net borrowings under financing arrangements decreased from $27.9 million to $27.8 million. The net change in borrowings reflects the repayment of $1.8 million of foreign bank debt and $1.6 million of scheduled payments under lease arrangements, offset by $3.5 million of foreign borrowings under the Company's multi-currency revolving credit facility. The Company entered into the unsecured multi-currency revolving credit line with a major international bank in March 1998. This credit facility enhances the Company's ability to manage its financing activities related to its international operations.

     In July 1998, the Company's Board of Directors adopted a stock repurchase program and during 1998 authorized the purchase of up to 1,800,000 common shares from time to time in open market purchases. As of January 2, 1999, 838,000 shares had been purchased under the program for $3.3 million.

     At January 2, 1999, the Company was not in compliance with certain covenants pursuant to the multi-currency revolving credit facility and its $15.0 million senior note as a result of the Company's $3.3 million of stock repurchases and the net loss incurred by the Company in the second half of the year, which included the $3.5 million of non-recurring expenses. The Company has obtained waivers for these covenant violations. In March 1999, the financing agreements were amended to adjust the minimum requirements for the related covenants and reduce the credit limit under the revolving credit facility from $20.0 million to $10.0 million. Management believes that the Company will have sufficient financial resources available to meet its anticipated requirements for working capital, growth strategies, capital expenditures and debt amortization for the foreseeable future.


Year 2000 Compliance

     The Company has assessed and continues to assess the impact of the Year 2000 issue on its reporting systems and operations. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems may recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause the Company's systems to process critical financial and operational information incorrectly.

     The Company has undertaken a review of its information technology ("IT") systems. The Company is in the process of executing a strategy to implement new IT systems at its International Distribution Division to enhance its current transaction processing and information reporting capabilities. These systems are year 2000 compliant. In addition, the Company has completed, or is in process of completing, upgrades to existing IT systems at all other business units to make these systems year 2000 compliant. These systems projects are currently on schedule for completion prior to July 30, 1999. If these systems projects are not successful, the Company will develop contingency plans. Nevertheless, failure to complete these systems projects in a timely manner could result in a significant disruption of the Company's ability to transact business with its major customers and suppliers.

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

     Additionally, a review of key suppliers and customers is in process to ensure that the flow of products and services will not be disrupted as a result of failure of the supplier or customer to become year 2000 compliant. While the Company is receiving assurances that no such interruption will occur, the Company cannot ensure that third parties will become compliant. Any significant or prolonged interruption in the supply of essential services or products would adversely affect the Company's operations and ability to conduct business. In the event that the Company identifies problems with a service provider or other vendor, it will attempt to obtain services and products from other available sources. Similarly, problems with a significant portion of the Company's customers in processing and paying invoices could materially impact the Company's cash flows or liquidity. The Company is unable to anticipate whether a significant portion of its customers will have difficulty in processing and paying invoices.

     Expenses associated with the Year 2000 issue relate primarily to the modification of existing IT systems. The Company anticipates that remaining costs to fully address these matters will amount to approximately $0.3 million. The Company does not anticipate that future costs to address the Year 2000 issue will have a material effect on its financial condition.

     Foregoing is a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

International Exposure

     The Company has manufacturing operations located in Asia and distribution operations in Asia, Canada, Europe, and Latin America. The Company anticipates that international sales will continue to account for a significant portion of consolidated net sales in the foreseeable future. Countries within Asia and certain other regions continue to be impacted by adverse economic conditions which have resulted in reduced hotel and resort development, and delayed expansion plans of quick-service restaurant chains within the region. As a result, the Company's sales into international markets declined by 20% in fiscal 1998, including a 42% decline of sales into the Asian region. Some sales by the foreign operations are in local currency and an increase in the relative value of the U.S. dollar against such currencies would lead to the reduction in consolidated sales and earnings. Additionally, foreign currency exposures are currently not specifically hedged and there can be no assurances that the Company's future results of operations will not be adversely affected by currency fluctuations.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the Company's debt obligations:

                            Fixed Rate Debt    Variable Rate Debt
                            ---------------    ------------------
                                  (dollars in thousands)

                   1999         $ 1,893             $    --
                   2000           9,985                  --
                   2001           4,973               3,474
                   2002           5,000                  --
                   2003           2,500                  --
                                -------             -------
                                $24,351             $ 3,474
                                =======             =======

Fixed rate debt is comprised of a $15.0 million senior note and $9.4 million due under lease arrangements. The senior note bears interest at a rate of 10.99% and the lease arrangements bear interest at an average implicit interest rate of 10.2%. Variable rate debt is comprised of borrowings under the Company's $10.0 million revolving credit line, which includes a $2.5 million yen denominated loan and a $1.0 million Spanish-peseta denominated loan. Interest under the revolving credit facility is assessed based upon the bank's reference rate in each respective country. The interest rate assessed to the yen and peseta denominated loans at January 2, 1999 were 1.2% and 6.4%, respectively.

Item 8. Financial Statements and Supplementary Data

                                                                            Page
                                                                            ----

Report of Independent Public Accountants ..................................   23

Consolidated Balance Sheets................................................   24
Consolidated Statements of Earnings........................................   25
Consolidated Statements of Changes in Stockholders' Equity ................   26
Consolidated Statements of Cash Flows......................................   27
Notes to Consolidated Financial Statements ................................   28

The following consolidated financial statement schedule is included in response to Item 14(d).

Schedule II - Valuation and Qualifying Accounts and Reserves...............   45

All other schedules for which provision is made to applicable regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of The Middleby Corporation:


We have audited the accompanying consolidated balance sheets of THE MIDDLEBY CORPORATION (a Delaware corporation) and Subsidiaries as of January 2, 1999, and January 3, 1998, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended January 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Middleby Corporation and Subsidiaries as of January 2, 1999, and January 3, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP


Chicago, Illinois
February 15, 1999
(except for the matter discussed in Note 3 to the Consolidated Financial Statements, as to which the date is March 31, 1999)

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       JANUARY 2, 1999 AND JANUARY 3, 1998
                  (dollars in thousands, except per share data)

                                                                                                            1998             1997
                                                                                                            ----             ----
ASSETS
Current assets:
   Cash and cash equivalents .......................................................................      $   6,768       $  12,321
   Accounts receivable, net ........................................................................         21,242          22,251
   Inventories, net ................................................................................         20,456          24,072
   Prepaid expenses and other ......................................................................            941           1,248
   Current deferred taxes ..........................................................................          2,895           3,000
                                                                                                          ---------       ---------
      Total current assets .........................................................................         52,302          62,892
Property, plant and equipment, net .................................................................         22,596          21,790
Excess purchase price over net assets acquired, net ................................................         13,617          12,882
Deferred taxes .....................................................................................          5,347           3,779
Other assets .......................................................................................          2,729           2,293

                                                                                                          ---------       ---------
      Total assets .................................................................................      $  96,591       $ 103,636
                                                                                                          =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ............................................................      $   1,893       $   3,595
   Accounts payable ................................................................................         10,945          11,600
   Accrued expenses ................................................................................          8,855           8,907
                                                                                                          ---------       ---------
      Total current liabilities ....................................................................         21,693          24,102
Long-term debt .....................................................................................         25,932          24,318
Retirement benefits and other non-current liabilities ..............................................          4,232           2,883
Stockholders' equity:
   Preferred stock, $.01 par value; none issued ....................................................             --              --
   Common stock, $.01 par value, 10,996,000 and 10,895,000 shares  issued in 1998 and 1997,
      respectively .................................................................................            110             109
   Paid-in capital .................................................................................         54,602          53,984
   Treasury stock at cost;  838,000 shares in 1998 .................................................         (3,309)             --
   Accumulated deficit .............................................................................         (4,303)           (319)
   Accumulated other comprehensive income ..........................................................         (2,366)         (1,441)
                                                                                                          ---------       ---------
      Total stockholders' equity ...................................................................         44,734          52,333
                                                                                                          ---------       ---------
      Total liabilities and stockholders' equity ...................................................      $  96,591       $ 103,636
                                                                                                          =========       =========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
           FOR THE FISCAL YEARS ENDED JANUARY 2, 1999, JANUARY 3, 1998
                              AND DECEMBER 28, 1996

                  (dollars in thousands, except per share data)

                                                                                       1998               1997               1996
                                                                                       ----               ----               ----

Net sales .................................................................         $ 132,320          $ 148,253          $ 124,765
Cost of sales .............................................................            96,082            102,523             87,330
                                                                                    ---------          ---------          ---------
      Gross profit ........................................................            36,238             45,730             37,435
Selling and distribution expenses .........................................            20,817             22,150             18,319
General and administrative expenses .......................................            12,304             10,689             10,439
Non-recurring expenses ....................................................             3,457                 --                 --
                                                                                    ---------          ---------          ---------
      Income (loss) from operations .......................................              (340)            12,891              8,677
Interest expense and deferred financing amortization, net .................             2,916              4,136              4,351
Other expense (income), net ...............................................               939                413               (146)
                                                                                    ---------          ---------          ---------
      Earnings (loss) before income taxes .................................            (4,195)             8,342              4,472
Provision (benefit) for income taxes ......................................              (211)             2,538              1,389
                                                                                    ---------          ---------          ---------
      Earnings (loss) from continuing operations ..........................            (3,984)             5,804              3,083
Discontinued operations, net of income tax:
      Loss from discontinued operations ...................................                --                 --               (744)
      Loss on disposal including operating losses
             during the phase-out period ..................................                --               (564)            (1,866)
                                                                                    ---------          ---------          ---------
      Net earnings (loss) .................................................         $  (3,984)         $   5,240          $     473
                                                                                    =========          =========          =========

Basic earnings (loss) per share:
      Continuing operations ...............................................         $   (0.37)         $    0.65          $    0.37
      Discontinued operations .............................................              0.00              (0.06)             (0.31)
                                                                                    ---------          ---------          ---------
      Net earnings (loss) per share .......................................         $   (0.37)         $    0.59          $    0.06
                                                                                    =========          =========          =========

Weighted average number of shares .........................................            10,761              8,863              8,415

Diluted earnings (loss) per share:
      Continuing operations ...............................................         $   (0.37)         $    0.64          $    0.35
      Discontinued operations .............................................              0.00              (0.06)             (0.30)
                                                                                    ---------          ---------          ---------
      Net earnings (loss) per share .......................................         $   (0.37)         $    0.58          $    0.05
                                                                                    =========          =========          =========

Weighted average number of shares .........................................            10,872              9,104              8,666

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE FISCAL YEARS ENDED JANUARY 2, 1999, JANUARY 3, 1998
                              AND DECEMBER 28, 1996
                             (dollars in thousands)

                                                                                                            Accumulated
                                                                                                               Other
                                                     Common        Paid-in       Treasury     Accumulated  Comprehensive
                                                      Stock        Capital        Stock         Deficit        Income        Total
                                                      -----        -------        -----         -------        ------        -----

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 30, 1995                           $     84      $ 27,934      $     --      $ (6,032)     $   (208)     $ 21,778
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
      Net earnings                                                       --            --           473            --           473
      Currency translation adjustments                                   --            --            --            44            44
        Increase in minimum pension liability              --            --            --            --          (303)         (303)
------------------------------------------------------------------------------------------------------------------------------------
Net comprehensive income                                   --            --            --           473          (259)          214
Exercise of stock options                                   1           174            --            --            --           175
------------------------------------------------------------------------------------------------------------------------------------
Balance December 28, 1996                            $     85      $ 28,108      $     --      $ (5,559)     $   (467)     $ 22,167
===================================================================================================================================

Comprehensive income:
      Net earnings                                         --            --            --         5,240            --         5,240
      Currency translation adjustments                     --            --            --            --          (989)         (989)
        Decrease in minimum pension liability              --            --            --            --            15            15
------------------------------------------------------------------------------------------------------------------------------------
Net comprehensive income                                   --            --            --         5,240          (974)        4,266
Adjustments to valuation allowance                         --         3,558            --            --            --         3,558
Proceeds from stock offering                               24        22,069            --            --            --        22,093
Issuance of stock                                          --           213            --            --            --           213
Exercise of stock options                                  --            36            --            --            --            36
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 3, 1998                             $    109      $ 53,984      $     --      $   (319)     $ (1,441)     $ 52,333
===================================================================================================================================

Comprehensive income:
      Net loss                                             --            --            --        (3,984)           --        (3,984)
      Currency translation adjustments                     --            --            --            --           177           177
      Increase in minimum pension liability                --            --            --            --        (1,102)       (1,102)
------------------------------------------------------------------------------------------------------------------------------------
Net comprehensive income                                   --            --            --        (3,984)         (925)       (4,909)
Exercise of stock options                                  --            81            --            --            --            81
Issuance of stock                                           1           537            --            --            --           538
Purchase of treasury stock                                 --            --        (3,309)           --            --        (3,309)
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 2, 1999                             $    110      $ 54,602      $ (3,309)     $ (4,303)     $ (2,366)     $ 44,734
===================================================================================================================================

           The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE FISCAL YEARS ENDED JANUARY 2, 1999, JANUARY 3, 1998
                              AND DECEMBER 28, 1996
                             (dollars in thousands)

                                                                                                1998          1997           1996
                                                                                                ----          ----           ----
Cash flows from operating activities--
   Net earnings (loss) ................................................................      $ (3,984)      $  5,240       $    473
      Adjustments to reconcile net earnings to net cash provided by continuing operating activities--
         Depreciation and amortization ................................................         3,160          2,953          2,752
         Deferred income taxes ........................................................          (843)         2,370             98
         Discontinued operations ......................................................          --              564          2,610
         Non-cash portion of non-recurring expense ....................................         3,001           --             --
      Cash effects of changes in--
          Accounts receivable .........................................................         1,009         (2,392)        (5,801)
          Inventories .................................................................         1,774         (3,116)        (2,636)
          Prepaid expenses and other asset ............................................          (670)        (1,271)           (99)
          Accounts payable ............................................................          (655)         1,231           (218)
          Accrued expenses and other liabilities ......................................          (487)          (746)         1,925
                                                                                             --------------------------------------
   Net cash provided by (used in) continuing operating activities .....................         2,305          4,833           (896)
   Net cash (used in) provided by discontinued operating activities ...................          --           (2,963)         1,311
                                                                                             --------------------------------------

   Net cash provided by operating activities ..........................................         2,305          1,870            415
                                                                                             --------------------------------------

Cash flows from investing activities--
   Additions to property and equipment ................................................        (3,830)        (4,959)        (2,966)
   Purchase of subsidiary minority interest ...........................................        (1,249)          --             --
   Proceeds from sale of discontinued operations ......................................          --            6,281          4,800
                                                                                             --------------------------------------

   Net cash provided by (used in) investing activities ................................        (5,079)         1,322          1,834
                                                                                             --------------------------------------

Cash flows from financing activities--
   Proceeds (repayments) under intellectual property lease ............................        (1,551)        10,200           --
   Proceeds (repayments) under revolving credit facilities ............................         3,474        (14,575)          (425)
   Reduction in term loans ............................................................          --           (8,362)        (3,597)
   (Reduction in) proceeds from foreign bank debt .....................................        (1,793)        (1,595)         2,233
   Proceeds from public stock offering ................................................          --           22,093           --
   Repurchase of treasury stock .......................................................        (3,309)          --             --
   Proceeds from other stock issuances ................................................           618            249            174
   Other financing activities, net ....................................................          (218)          (291)          (196)
                                                                                             --------------------------------------

   Net cash provided by (used in) financing activities ................................        (2,779)         7,719         (1,811)
                                                                                             --------------------------------------

Changes in cash and cash equivalents--
      Net (decrease) increase in cash and cash equivalents ............................        (5,553)        10,911            438
      Cash and cash equivalents at beginning of year ..................................        12,321          1,410            972
                                                                                             --------------------------------------

      Cash and cash equivalents at end of year ........................................      $  6,768       $ 12,321       $  1,410
                                                                                             ======================================

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF OPERATIONS

     The Middleby Corporation (the "Company") is engaged in the design, manufacture and sale of commercial and institutional foodservice equipment. Its major lines of products consist of conveyor ovens, toasters, counter-top cooking and warming equipment, ranges, convection ovens, broilers, steamers and semi-custom fabrication. The Company manufactures and assembles most of this equipment at two factories in the United States and one operation in the Philippines. The Company conducts its business principally through one domestic and two international divisions.

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


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

     The Company's fiscal year ends on the Saturday nearest December 31. Fiscal years 1998, 1997 and 1996 ended on January 2, 1999, January 3, 1998 and December 28, 1996, respectively, and included 52, 53 and 52 weeks, respectively.


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


(c)  Accounts Receivable

     Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $805,000 and $577,000 at January 2, 1999 and January 3, 1998, respectively.


(d)  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined utilizing the first-in, first-out (FIFO) inventory method. Inventories at January 2, 1999 and January 3, 1998 are as follows:

                                 1998             1997
                                 ----             ----
                                (dollars in thousands)

     Raw materials and parts   $ 5,281          $ 6,073
     Work in process .......     3,743            6,804
     Finished goods ........    11,432           11,195
                               -------          -------
                               $20,456          $24,072
                               =======          =======

(e)  Property, Plant and Equipment

     Property, plant and equipment are carried at cost as follows:

                                                        1998             1997
                                                     --------          --------
                                                       (dollars in thousands)
     Land and improvements ......................    $  3,322          $  3,322
     Building and improvements ..................      12,054            11,621
     Furniture and fixtures .....................       7,191             6,022
     Machinery and equipment ....................      15,939            14,359
                                                     --------          --------
                                                       38,506            35,324
     Less accumulated depreciation ..............     (15,910)          (13,534)
                                                     --------          --------
                                                     $ 22,596          $ 21,790
                                                     ========          ========

     Depreciation is provided for financial statement purposes using the straight-line method and amounted to $2,510,000, $2,094,000 and $1,549,000 in fiscal 1998, 1997 and 1996, respectively. Following is a summary of the estimated useful lives:

Description                                                         Life
-----------                                                         ----
Land improvements............................................      7 years
Building and improvements....................................  20 to 40 years
Furniture and fixtures.......................................   5 to 7 years
Machinery and equipment......................................   3 to 10 years

     Expenditures which significantly extend useful lives are capitalized. Maintenance and repairs are charged to expense as incurred. Asset impairments are recorded whenever events or changes in circumstances indicate that the recorded value of an asset is less than the sum of its expected future undiscounted cash flows.


(f)  Excess Purchase Price Over Net Assets Acquired

     The excess purchase price over net assets acquired is being amortized using a straight-line method over periods of 15 to 40 years. Amounts presented are net of accumulated amortization of $5,186,000 and $4,673,000 at January 2, 1999 and January 3, 1998, respectively. The Company periodically evaluates the useful life and realizability of the excess purchase price over net assets acquired based on current events and circumstances. Impairments are measured utilizing an undiscounted forecasted income method pertaining to business units and are recorded at the time management deems an impairment has occurred.

(g)  Intangible Assets

     Trademarks, patents, license agreements and other intangibles, included in other assets in the consolidated balance sheets, are being amortized on a straight-line basis over estimated useful lives ranging from 5 to 15 years. Net recorded intangible assets of $755,000 and $684,000 are presented net of accumulated amortization of $2,182,000 and $2,091,000 at January 2, 1999 and January 3, 1998, respectively.


(h)  Accrued Expenses

     Accrued expenses consist of the following at January 2, 1999 and January 3, 1998, respectively:

                                                            1998         1997
                                                            ----         ----
                                                          (dollars in thousands)
     Accrued payroll and related expenses ............     $2,629       $3,253
     Accrued commissions .............................      1,497        1,510
     Accrued warranty ................................      1,372        1,172
     Other accrued expenses ..........................      3,357        2,972
                                                           ------       ------
                                                           $8,855       $8,907
                                                           ======       ======

(i)  Fair Value of Financial Instruments

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


(l)  Revenue Recognition

     Revenue is recognized from sales when a product is shipped. The Company recognizes warranty and equipment installation expenses at the time a product is shipped, if applicable. The expense is estimated considering current warranty policies and historical experience.


(m)  Research and Development Costs

     Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $1,796,000, $1,695,000 and $1,515,000 in fiscal 1998, 1997 and 1996, respectively.


(n)  Earnings Per Share

     During the fourth quarter of 1997, the Company adopted SFAS No. 128:
"Earnings Per Share." Under SFAS 128, "basic earnings per share" is calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" is calculated based upon the weighted average number of common shares outstanding, warrants and other potential common shares, if they are dilutive. The Company's common share equivalents consist of shares issuable on exercise of outstanding options computed using the treasury method and amounted to 111,000, 241,000 and 251,000 for fiscal 1998, 1997 and 1996, respectively.


(o)  Consolidated Statements of Cash Flows

     For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid instruments with a maturity of three months or less to be cash equivalents. Cash paid for interest was $2,877,000, $3,925,000 and $4,397,000 in fiscal 1998, 1997 and 1996, respectively. Cash payments totaling $565,000, $304,000 and $256,000 made for income taxes during fiscal 1998, 1997 and 1996, respectively.

(3)  FINANCING ARRANGEMENTS

     The following is a summary of long-term debt at January 2, 1999 and January 3, 1998:

                                                            1998          1997
                                                            ----          ----
                                                          (dollars in thousands)

     Unsecured senior note .......................        $15,000        $15,000
     Unsecured revolving credit line .............          3,474             --
     Intellectual property lease .................          8,649         10,200
     Foreign bank debt ...........................             --          1,793
     Other financing .............................            702            920
                                                          -------        -------

                                                           27,825         27,913
     Less current maturities of
          long-term debt .........................          1,893          3,595
                                                          -------        -------

                                                          $25,932        $24,318
                                                          =======        =======

     The unsecured senior note bears interest at 10.99% and has an eight-year term maturing January 10, 2003 with semi-annual payments of $2,500,000 beginning in July 2000. A warrant for the purchase of 250,000 shares of common stock of the Company at an exercise price of $3 per share was issued in conjunction with the note.

     As of January 2, 1999, the Company had borrowings of $2,474,000 in a yen-denominated loan and $1,000,000 in a Spanish peseta-denominated loan under the Company's unsecured multi-currency revolving credit line. There were no borrowings in U.S. Dollars at year-end. The credit agreement was amended in March 1999, reducing the credit line from $20,000,000 to $10,000,000. Interest on U.S. borrowings is assessed at floating interest rates of between 0.3% to 2.0% above LIBOR rate or at the bank's reference rate to 0.5% below that reference rate. The interest rate is adjusted quarterly based on the Company's defined indebtedness ratio on a rolling four-quarter basis. Interest on foreign borrowings is determined based upon the bank's reference rate within that country. As of January 2, 1999, the interest rates on the yen and peseta denominated borrowings were 1.2% and 6.4%, respectively. A variable commitment fee, based upon the indebtedness ratio, of between 0.075% to 0.35% is charged on the unused portion of the line of credit. The multi-currency revolving line of credit expires on February 28, 2001, or earlier, at the Company's option.

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

     Other financing arrangements are comprised primarily of capital lease arrangements for production equipment, with repayment periods extending through fiscal 2000. Ownership of the related equipment transfers to the Company at the end of the lease period.

     The terms of the credit and note agreements limit the paying of dividends, limit capital expenditures and leases, and require, among other terms, a minimum amount, as defined, of stockholders' equity, and certain ratios of indebtedness and fixed charge coverage. The credit and note agreements also provide that if a material adverse change in the Company's business operations or conditions occurs, the lender and noteholder could declare an event of default. At January 2, 1999, the Company was not in compliance with covenants pursuant to its revolving credit facility and note agreement. The Company subsequently obtained waivers for these covenant violations. In March 1999, the credit and note agreements were amended to adjust the minimum requirements of stockholders' equity and ratios of indebtedness and fixed charge coverage.

     The aggregate amount of long-term debt payable during each of the next five years and thereafter is as follows:

                                                  (dollars in thousands)

                1999 ...............................     $ 1,893
                2000 ...............................       9,985
                2001 ...............................       8,447
                2002 ...............................       5,000
                2003 ...............................       2,500
                                                         -------
                                                         $27,825
                                                         =======


(4)  COMMON AND PREFERRED STOCK

     (a)  Shares Authorized and Issued

          At January 2, 1999 and January 3, 1998, the Company had 20,000,000 shares of common stock and 2,000,000 shares of Non-voting Preferred Stock authorized. At January 2, 1999, there were 10,996,000 shares issued.

     (b)  Public Stock Offering

          In December 1997, the Company completed a public stock offering. The offering totaled 3,001,500 shares of which the Company sold 2,391,500 shares and 610,000 shares were sold by selling stockholders. Net proceeds to the Company totaled approximately $22.1 million and were used to repay certain indebtedness.

     (c)  Treasury Stock

          In July 1998, the Company's Board of Directors adopted a stock repurchase program and during 1998 authorized the purchase of up to 1,800,000 common shares in open market purchases. As of January 2, 1999, 838,000 shares had been purchased for $3.3 million.

     (d)  Warrant

          In conjunction with the issuance of the senior notes in January 1995 (see Note 3), the Company issued a transferable warrant to the noteholder for the purchase of 250,000 shares of common stock at an exercise price of $3 per share. The warrant provides for adjustment of the exercise price if the Company issues additional shares at a purchase price below the then current market price, as defined, and for adjustment of the number of shares if the Company declares a stock dividend. The warrant became exercisable on February 10, 1995 and expires July 10, 2003.

     (e)  Stock Options

          The Company maintains a 1998 Stock Incentive Plan (the "Plan"), as adopted effective as of February 19, 1998, which provides rights to key employees to purchase shares of common stock at specified exercise prices. The Plan supercedes the 1989 Stock Incentive Plan, as amended, and no further options will be granted under the 1989 Plan. A maximum amount of 550,000 shares can be issued under the Plan. Options may be exercised upon certain vesting requirements being met, but expire to the extent unexercised within a maximum of ten years from the date of grant. The weighted average exercise price of options outstanding under the Plan was $6.41 at January 2, 1999 and $4.48 at January 3, 1998.

          In addition to the above Plan, certain directors of the Company have options outstanding at January 2, 1999 for 1,000 shares exercisable at $1.875 per share and 75,000 shares exercisable at $7.50 per share.

          A summary of stock option activity is presented below:

                                                                     Option
Stock Option Activity              Employees      Directors      Price Per Share
---------------------              ---------      ---------      ---------------

Outstanding at
     December 28, 1996 ......       136,600         82,000       $1.25 to $7.50
                                    =======        =======

     Granted ................         5,000           --                   $9.63

     Exercised ..............        (4,562)        (6,000)      $1.875 to $5.63

     Forfeited ..............       (12,500)          --         $5.25 to $5.63
                                    -------        -------

Outstanding at
     January 3, 1998 ........       124,538         76,000
                                    =======        =======

     Granted ................       200,000           --                   $7.09

     Exercised ..............       (29,300)          --         $1.25 to $7.38

     Forfeited ..............        (3,250)          --         $5.25 to $5.63
                                    -------        --------

Outstanding at
     January 2, 1999 ........       291,988         76,000
                                    =======        =======

          As permitted under SFAS No. 123: "Accounting for Stock-Based Compensation", the Company has elected to follow APB Opinion No. 25:
     "Accounting for Stock Issued to Employees" in accounting for stock-based awards to employees and directors. Under APB 25, because the exercise price of the Company's stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements for all periods presented.

          Pro forma information regarding net earnings and earnings per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its employee and director stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The weighted average estimated fair value of stock options granted in fiscal 1998, 1997 and 1996 was $3.62, $5.32 and $3.37 per share, respectively. The fair value of options has been estimated at the date of grant using a Black-Scholes option pricing model with the following general assumptions: risk-free interest rate of 5.5 percent, no expected dividend yield, expected lives of 3.5 to 9.0 years and expected volatility of 40 to 60 percent.

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

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income and per share data from continuing operations is as follows:

                                                 1998          1997       1996
                                                 ----          ----       ----
                                          (dollars in thousands, except per share data)

Earnings from continuing operations .......   $  (4,047)   $   5,675   $   2,946

  Per share:

    Basic .................................   $   (0.38)   $    0.64   $    0.35

    Diluted ...............................   $   (0.38)   $    0.62   $    0.34


(5)  INCOME TAXES

     The provision (benefit) for income taxes for continuing operations is summarized as follows:

                                         1998             1997             1996
                                         ----             ----             ----

                                               (dollars in thousands)

Federal ......................         $  (250)         $ 2,346          $ 1,153
State and local ..............             (42)             178              188
Foreign ......................              81               14               48
                                       -------          -------          -------
         Total ...............         $  (211)         $ 2,538          $ 1,389
                                       =======          =======          =======

Current ......................         $   141          $ 3,124          $ 1,213
Deferred .....................            (352)            (586)             176
                                       -------          -------          -------
         Total ...............         $  (211)         $ 2,538          $ 1,389
                                       =======          =======          =======

     Reconciliation of the differences between income taxes computed at the Federal statutory rate to the effective rate are as follows:

                                                   1998       1997        1996
                                                   ----       ----        ----

U.S. Federal statutory tax rate ............      (34.0%)     34.0%       34.0%

NOL utilization and adjustments
     to valuation allowance ................      18.8        (13.1)      (19.3)
Permanent book vs. tax
     differences ...........................       4.0         1.8         1.2
Foreign tax losses with no benefit
     and rate differentials ................       8.2         5.6        11.0
State taxes, net of federal
     benefit ...............................      (2.0)        2.1         4.2
                                                  ----        ----        ----
Consolidated effective tax rate for
     continuing operations .................      (5.0%)      30.4%       31.1%
                                                  ====        ====        ====

     At January 2, 1999 and January 3, 1998, the Company had recorded the following deferred tax assets and liabilities which were comprised of the following:

                                                           1998          1997
                                                           ----          ----
                                                         (dollars in thousands)

Deferred tax assets:
   Federal net operating loss carry-forwards .....       $ 4,873        $ 5,224
   Tax credit carry-forwards .....................         1,725          1,676
   Foreign net operating loss carry-forwards .....         1,506             --
   Accrued pension benefits ......................         1,184            862
   Reserve for product line discontinuance .......           699             --
   Accrued warranty ..............................           508            398
   Other .........................................         1,369            367
   Valuation allowance ...........................        (1,912)            --
                                                         -------        -------
         Deferred tax assets .....................         9,952          8,527
Deferred tax liabilities:
   Depreciation ..................................        (1,710)        (1,748)
                                                         -------        -------
Net deferred tax assets ..........................       $ 8,242        $ 6,779
                                                         =======        =======


     As of January 2, 1999, the consolidated tax loss carry-forwards for Federal income tax purposes were approximately $4,873,000 on a tax effected basis. These carry-forwards expire as follows: $424,000 in 2004; $1,619,000 in 2005; $1,913,000 in 2006; and $917,000 in 2007. Tax credit carry-forwards are comprised of business tax credits of approximately $958,000, which expire from 1999 through 2001 and Federal alternative minimum tax credits of approximately $767,000 that do not expire. Foreign net operating loss carry-forwards relate primarily to the Company's operations in France, Japan, Korea, the Philippines and Taiwan.

     The increase in the gross tax asset and the related valuation allowance is due to the generation of net operating loss carry-forwards at certain foreign operations for which valuation allowance has been established. Additionally, a valuation allowance has been established related to business tax credits which will more likely than not expire unutilized.


(6)  COMMITMENTS AND CONTINGENCIES

     The Company leases office and plant facilities and equipment under operating leases which expire in fiscal 1999 through 2003. Rental expense was $1,280,000, $1,569,000 and $802,000 in fiscal 1998, 1997 and 1996, respectively.
Future minimum rental payments under these leases are as follows:

                                              (dollars in thousands)

                1999.................................  $  760
                2000.................................     647
                2001.................................     593
                2002.................................     452
                2003 and thereafter..................     274
                                                       ------
                                                       $2,726


(7)  DISCONTINUED OPERATION

     On January 23, 1997, the Company completed the sale of substantially all of the assets of Victory Refrigeration Company ("Victory"). The results of Victory have been reported separately as a discontinued operation in the consolidated financial statements for fiscal 1996. The results of the discontinued operations are not necessarily indicative of the results which may have been obtained had the continuing and discontinued operations been operating independently. Summarized results of Victory are as follows:

                                                                1996
                                                       (dollars in thousands)

                Net sales .................................  $ 27,261
                Loss from operations ......................      (458)
                Loss before income taxes ..................    (1,111)
                Benefit for income taxes ..................      (367)
                Loss from discontinued operations .........  $   (744)

     Additionally, the company recorded losses from operations during the phase-out period and on disposal of the business of $564,000 and $1,866,000 in 1997 and 1996, respectively.


(8)  NON-RECURRING EXPENSES

     During the third quarter of 1998, the Company decided to discontinue the implementation and fully abandon an enterprise-wide resource planning system. This decision resulted from the failure of the system to meet certain performance specifications. The total expense resulting from this decision amounted to $1,335,000 and was recorded in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of." This charge reflects the complete write-off of costs associated with the system, including capitalized software, program development and implementation costs.

     Additionally, during the third quarter of 1998, the Company recorded charges of $190,000 for restructuring actions related to its International Distribution Division and initiatives to reduce operating costs. These actions included the disposal of assets resulting from the relocation from certain leased facilities and severance benefits associated with terminated employees. These actions were substantially complete at year-end.

     During the fourth quarter of 1998, the Company decided to discontinue the distribution of all non-manufactured products by the Cooking Systems Group and exit a manufacturing product line not consistent with the Company's cooking and warming equipment strategy. Accordingly, the Titan mixer line was sold and the Company is ending distribution activities for the Ro-Fry oil-less fryer, rotisserie ovens, display cases and combi-ovens. In conjunction with these actions, the Company has recorded charges of $1,932,000 for the disposition of inventories and related exit costs. The Company anticipates completion of the exit strategy by the second quarter of 1999.


(9)  ACQUISITION OF MINORITY INTEREST

     During the first quarter of 1998, the Company acquired the remaining interest in Asbury Associates, Inc. and Middleby Philippines Corporation from the founder and president of Asbury Associates, Inc. The remaining interest was acquired for $512,000 in cash, 50,000 shares of common stock with a market value of $387,000 at the date of issuance and forgiveness of certain minority interest liabilities owed by the minority shareholder. This transaction increased the Company's ownership interest in these subsidiaries to 100%. The excess purchase price over the value of assets acquired of $1,249,000 was allocated to goodwill and is to be amortized over a period of 15 years.

(10) SEGMENT INFORMATION

     The Company operates in three reportable segments defined by factors including physical location, management reporting structure, and operating activities.

     The domestic manufacturing operations operate through the Cooking Systems Group. This division supports three major product groups, including conveyor oven equipment, core cooking equipment and counterline cooking equipment. Principal product lines of the conveyor oven product group include Middleby Marshall ovens and CTX ovens. Principal product lines of the core cooking equipment product group include the Southbend product line of ranges, steamers, convection ovens, broilers, fryers, griddles and steam cooking equipment. The counterline cooking and warming equipment product group includes toasters, hot food servers, foodwarmers, griddles, fryers and ranges distributed under the Toastmaster brand name. This business division has manufacturing facilities in Elgin, Illinois and Fuquay-Varina, North Carolina.

The International Specialty Equipment Division operations are located in Manila, the Philippines. The division engineers, manufactures and installs custom kitchen fabrications and specialty cooking equipment used primarily in conjunction with standard equipment manufactured in the U.S. to provide a complete kitchen installation. Principal products include serving stations, work tables, undercounter refrigeration systems, ventilation systems, cabinets and shelving. Customers are primarily Asian, Pacific Rim, and Middle Eastern operations of major U.S. and international foodservice chains and hotels.

The International Distribution Division provides integrated export management, distribution and installation services through its distribution operations in Canada, China, Florida, France, Japan, Korea, Mexico, the Philippines, Spain, and Taiwan. The division sells the Company's product lines and certain non-competing complementary product lines throughout the world. For a local country distributor or dealer, the Company is able to provide a centralized source of foodservice equipment with complete export management and product support services.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates individual segment performance based on operating income. Intersegment sales are made at established arms length transfer prices.

The following table summarizes the results of operations for the Company's business segments:

                                      Cooking      International
                                      Systems        Specialty      International      Corporate
                                       Group         Equipment      Distribution      and Other(1)    Eliminations(2)     Total
                                     ----------------------------------------------------------------------------------------------
FISCAL 1998
Net Sales ....................       $ 101,223       $   5,239        $  39,096        $   1,440        $ (14,678)       $ 132,320

Operating Income .............           7,772             (53)          (2,629)          (4,979)            (451)            (340)

Non-recurring expense ........           1,932              --               --            1,525               --            3,457

Depreciation expense .........           1,741             470              201               98               --            2,510

Capital expenditures .........           3,171             292               39              328               --            3,830

Total Assets .................          48,348          10,187           22,786           22,055           (6,785)          96,591

Long-lived Assets ............          25,169           3,660            1,351           14,109               --           44,289

FISCAL 1997

Net Sales ....................       $ 104,757       $   7,627        $  47,668        $   4,417        $ (16,216)       $ 148,253

Operating Income .............          15,548             904             (543)          (2,869)            (149)          12,891

Depreciation Expense .........           1,408             350              245               91               --            2,094

Capital Expenditures .........           3,643             300              414              602               --            4,959

Total Assets .................          53,153           8,603           22,021           27,813           (7,954)         103,636

Long-lived Assets ............          23,747           4,057            1,293           11,647               --           40,744

FISCAL 1996

Net Sales ....................       $  90,468       $   6,552        $  39,722        $   1,417        $ (13,394)       $ 124,765

Operating Income .............          12,656            (869)           1,206           (4,187)            (129)           8,677

Depreciation Expense .........           1,186             118              166               79               --            1,549

Capital Expenditures .........           1,089           1,439              285              153               --            2,966

Total Assets .................          48,375           8,579           15,052           18,849           (5,170)          85,685

Long-lived Assets ............          21,520           4,123              875           10,118               --           36,636

(1) Includes sales of discontinued product lines in addition to corporate and other general company assets and operations.

(2) Includes elimination of intercompany sales, profit in inventory, and intercompany receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

Net sales by each major geographic region are as follows:

                                          1998            1997            1996
                                        --------        --------        --------
                                                        (dollars in thousands)
United States ..................        $ 89,005        $ 92,958        $ 78,491
                                        --------        --------        --------

Asia ...........................          15,034          25,857          25,606
Europe and Middle East .........          13,451          16,416          11,351
Latin America ..................          10,061           7,563           5,281
Canada .........................           4,769           5,459           4,036
                                        --------        --------        --------

    Total international ........          43,315          55,295          46,274
                                        --------        --------        --------

                                        $132,320        $148,253        $124,765
                                        ========        ========        ========

(11) EMPLOYEE BENEFIT PLANS

     The Company maintains non-contributory defined benefit plans for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the Company. The plan is funded in accordance with provisions of the Employee Retirement Income Security Act of 1974.

     The Company also maintains retirement benefit agreements with its Chairman and President, and a non-qualified defined benefit retirement plan for certain officers. The retirement benefits are based upon a percentage of the officer's final base salary and number of years of employment. Additionally, the Company maintains a retirement plan for non-employee directors. The plan provides for an annual benefit upon retirement from the Board of Directors at age 70, equal to 100% of the director's last annual retainer, payable for a number of years equal to the director's years of service up to a maximum of 10 years. Retirement benefits for the officers and directors were unfunded as of January 2, 1999.

     A summary of the plans' benefit obligations, funded status, and net balance sheet position is as follows:

                                                              (dollars in thousands)

                                                  1998          1998          1997          1997
                                                 Funded       Unfunded        Funded       Unfunded
                                                  Plans         Plans         Plans         Plans
                                                 -------       -------       -------       -------
Change in Benefit Obligation:
   Benefit obligation - beginning of year ..     $ 2,204       $ 1,901       $ 1,911       $ 1,566
   Service cost ............................         111           178           112           211
   Interest on benefit obligations .........         162           143           137           124
   Actual return on assets .................         (71)           --          (100)           --
   Net amortization and deferral ...........         (51)           92            --            --
                                                 -------       -------       -------       -------
   Net pension expense .....................         151           413           149           335
   Net benefit payments ....................        (100)           --           (79)           --
   Actuarial (gain) loss ...................         460           687           223            --
                                                 -------       -------       -------       -------
   Benefit obligation - end of year ........       2,715         3,001         2,204         1,901
                                                 -------       -------       -------       -------
Change in Plan Assets:
   Plan assets at fair value -
      beginning of year ....................       1,858            --         1,549            --

   Company contributions ...................         301            --           321            --
   Investment gain .........................         148            --           127            --
   Benefit payments and plan expenses ......        (173)           --          (139)           --
                                                 -------       -------       -------       -------
   Plan assets at fair value - end of year .       2,134            --         1,858            --
                                                 -------       -------       -------       -------
Unfunded benefit obligation ................        (581)       (3,001)         (346)       (1,901)
Unrecognized net loss ......................         699           686           287
Unrecognized prior year service cost .......         245            --           282            --
Unrecognized net transition asset ..........         (15)           --           (19)           --
                                                 =======       =======       =======       =======
Net amount recognized in the balance
     sheet at year-end .....................     $   348       $(2,315)      $   204       $(1,901)
                                                 =======       =======       =======       =======

Assumed discount rate ......................         6.5%          6.2%          7.5%          7.5%
Expected return on assets ..................         8.5%           --           8.5%           --

         The Company also maintains a discretionary profit sharing plan and 401k savings plan for salaried and non-union hourly employees in the United States. Contribution expenses associated with the profit sharing plan amounted to $300,000, $310,000 and $308,000 in fiscal 1998, 1997 and 1996 respectively.


(12)     QUARTERLY DATA (UNAUDITED)

                                                              1st           2nd             3rd             4th          Total Year
                                                              ---           ---             ---             ---          ----------
                                                                       (dollars in thousands, except per share data)
1998
Net sales ..........................................     $    31,101    $    33,641     $    33,891     $    33,687     $   132,320

Gross profit .......................................           9,438         10,672           9,420           6,708          36,238
Non-recurring expense ..............................            --             --             1,525           1,932           3,457
Income (loss) from operations ......................           1,621          2,062            (113)         (3,910)           (340)
Earnings (loss) from continuing operations .........             520            791            (888)         (4,407)         (3,984)
Earnings (loss) from discontinued operations .......            --             --              --              --              --
Net earnings (loss) ................................     $       520    $       791     $      (888)    $    (4,407)    $    (3,984)
                                                         ===========    ===========     ===========     ===========     ===========

Basic earnings (loss) per share (1):
     Continuing operations .........................     $      0.05    $      0.07     $     (0.08)    $     (0.42)    $     (0.37)
     Discontinued operations .......................            0.00           0.00            0.00           (0.00)           0.00
                                                         -----------    -----------     -----------     -----------     -----------
Net earnings (loss) per share ......................     $      0.05    $      0.07           (0.08)    $     (0.42)    $     (0.37)
                                                         ===========    ===========     ===========     ===========     ===========

Diluted earnings (loss) per share (1):
     Continuing operations .........................     $      0.05    $      0.07     $     (0.08)    $     (0.42)    $     (0.37)
     Discontinued operations .......................            0.00           0.00            0.00            0.00            0.00
                                                         -----------    -----------     -----------     -----------     -----------
Net earnings (loss) per share ......................     $      0.05    $      0.07     $     (0.08)    $     (0.42)    $     (0.37)
                                                         ===========    ===========     ===========     ===========     ===========


1997
Net sales ..........................................     $    32,698    $    42,082     $    35,850     $    37,623     $   148,253
Gross profit .......................................          10,474         12,814          11,002          11,440          45,730
Income from operations .............................           3,118          3,735           2,887           3,151          12,891
Earnings from continuing operations ................           1,386          1,587           1,231           1,600           5,804
Loss from discontinued operations ..................            --             (564)           --              --              (564)
Net earnings .......................................     $     1,386    $     1,023     $     1,231     $    31,600     $     5,240
                                                         ===========    ===========     ===========     ===========     ===========

Basic earnings (loss) per share (1):
     Continuing operations .........................     $      0.16    $      0.18     $      0.14     $      0.17     $      0.65
     Discontinued operations .......................            0.00          (0.06)           0.00            0.00           (0.06)
                                                         -----------    -----------     -----------     -----------     -----------
Net earnings per share .............................     $      0.16    $      0.12     $      0.14     $      0.17     $      0.59
                                                         ===========    ===========     ===========     ===========     ===========

Diluted earnings (loss) per share (1):
     Continuing operations .........................     $      0.16    $      0.18     $      0.14     $      0.16     $      0.64
     Discontinued operations .......................            0.00          (0.06)           0.00            0.00           (0.06)
                                                         -----------    -----------     -----------     -----------     -----------
Net earnings per share .............................     $      0.16    $      0.12     $      0.14     $      0.16     $      0.58
                                                         ===========    ===========     ===========     ===========     ===========

(1) Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               FISCAL YEARS ENDED JANUARY 2, 1999, JANUARY 3, 1998
                              AND DECEMBER 28, 1996

                               Balance        Additions        Write-Offs     Balance
                               Beginning      Charged          During the     At End
                               Of Period      Expense          the Period     Of Period
                               ---------      ---------        ----------     ---------
Allowance for
doubtful accounts; deducted from
accounts receivable on the
balance sheets-

          1996                 $413,000        $117,000        $ (35,000)      $495,000

          1997                 $495,000        $453,000        $(371,000)      $577,000

          1998                 $577,000        $591,000        $(363,000)      $805,000

 Reserve for product line
    discontinuance

          1998                 $    --       $1,932,000        $ (90,000)    $1,842,000

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         None.


                                    PART III

     The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference, to the extent necessary, in accordance with General Instruction G(3), from the Company's definitive proxy statement filed pursuant to Regulation 14A in connection with the 1999 annual meeting of stockholders.



                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.   Financial statements.

          The financial statements listed on Page 20 are filed as part of this Form 10-K.


     3.   Exhibits.

          3.1 Unofficial Restated Certificate of Incorporation of The Middleby Corporation (as amended to August 23, 1996), incorporated by reference to the Company's Form 10-Q/A, Amendment No. 1, Exhibit 3(i), for the fiscal quarter ended June 29, 1996, filed on August 23, 1996;

          3.2     Unofficial Amended and Restated Bylaws of The
                  MiddlebyCorporation (as amended to August 23, 1996), incorporated by reference to the Company's Form 10-Q/A, Amendment No. 1, Exhibit 3(ii), for the fiscal quarter ended June 29, 1996, filed on August 23, 1996;

          4.1 Certificate of Designations dated October 30, 1987, and specimen stock certificate relating to the CompanyPreferred Stock, incorporated by reference from the Company's Form 10-K, Exhibit (4), for the fiscal year ended December 31, 1988, filed on March 15, 1989;

          4.2 Note Agreement dated as of January 1, 1995, among Middleby Marshall Inc. and Asbury Associates, Inc. as Obligors, incorporated by reference to the Company's Form 10-K, Exhibit
                  (4) (c), for the fiscal year ended December 31, 1994, filed on March 31, 1995;

          4.3 Amendment No. 1 to Note Agreement, incorporated by reference to the Company's Form 10-Q, Exhibit (4)(c)(i), for the fiscal quarter ended June 29, 1996, filed August 13, 1996;

          4.4 Amendment No. 2 to Note Agreement, incorporated by reference to the Company's Form 10-Q, Exhibit (4)(c)(ii), for the fiscal quarter ended June 29, 1996, filed on August 13, 1996;

          4.5 Amendment No. 3 to Note Agreement, dated as of August 15, 1996, incorporated by reference to the Company's Form 10-K for the fiscal year ended December 28, 1996, filed on March 28, 1997;

          4.6 "Second Amendment" (Amendment No. 4) to Note Agreement, dated as of January 15, 1997, incorporated by reference to the Company's Form 10-K for the fiscal year ended December 28, 1996, filed on March 28, 1997;

          4.7 Amendment No. 5 to Note Agreement, dated as of March 18, 1998, incorporated by reference to the Company's Form 8-K, Exhibit 4(a), filed on August 21, 1998.

          4.8     Amendment No. 6 to Note Agreement, dated as of March 31, 1999;

          4.9 Warrant to purchase common stock of The Middleby Corporation dated January 10, 1995, incorporated by reference to the Company's Form 10-K, Exhibit (4) (d), for the fiscal year ended December 31, 1994, filed on March 31, 1995;

          4.10 Intercreditor Agreement dated as of January 10, 1995, by and among Sanwa Business Credit Corporation, as Agent, the Northwestern Mutual Life Insurance Company, as the Senior Noteholder, and First Security Bank of Utah, National Association, as Security Trustee and collateral Agent, incorporated by reference to the Company's Form 10-K, Exhibit
                  (4) (e), for the fiscal year ended December 31, 1994, filed on March 31, 1995;

          4.11 Amendment No. 1 to Intercreditor Agreement, incorporated by reference to the Company's Form 10-Q, Exhibit (4)(e)(i), for the fiscal quarter ended June 29, 1996, filed on August 13, 1996;

          4.12 Amendment No. 2 to Intercreditor Agreement, incorporated by reference to the Company's Form 10-Q, Exhibit (4)(e)(ii), for the fiscal quarter ended June 29, 1996, filed on August 13, 1996;

          4.13 Multicurrency Credit Agreement dated as of March 19, 1998 among Middleby Marshall Inc., the Subsidiaries of Middleby Marshall Inc., and Bank of America National Trust and Savings Association, Incorporated by reference to the Company's Form 8-K, Exhibit 4(b), filed on August 21, 1998.

          4.14 Second Amendment and Waiver dated as of March 31, 1999 to Multicurrency Credit Agreement dated as of March 19, 1998;

          10.1* Amended and Restated Employment Agreement of William F. Whitman, Jr., dated January 1, 1995, incorporated by reference to the Company's Form 10-Q, Exhibit (10) (iii) (a), for the fiscal quarter ended April 1, 1995;

          10.2* Amendment No. 1 to Amended and Restated Employment Agreement of William F. Whitman, Jr., incorporated by reference to the Company's Form 8-K, Exhibit 10(a), filed on August 21, 1998.

          10.3* Amended and Restated Employment Agreement of David P. Riley, dated January 1, 1995, incorporated by reference to the Company's 10-Q, Exhibit (10) (iii) (b) for the fiscal quarter ended April 1, 1995;

          10.4* Amendment No. 1 to Amended and Restated Employment Agreement of David P. Riley incorporated by reference to the Company's Form 8-K, Exhibit 10(b), filed on August 21, 1998.

          10.5* Amended and Restated Employment Agreement of independent directors adopted as of January 1, 1995, incorporated by reference to the Company's Form 10-Q, Exhibit (10) (iii) (c), for the fiscal quarter ended April 1, 1995;

          10.6* The Middleby Corporation Amended and Restated 1989 Stock Incentive Plan, as amended, incorporated by reference to the Company's Form 10-Q, Exhibit (10)(iii)(d), for the fiscal quarter ended June 29, 1996, filed on August l3, 1996;

          10.7*   The Middleby Corporation 1998 Stock Incentive Plan;

          10.8* 1996 Management Incentive Plan (Corporate Vice Presidents), incorporated by reference to Company's Form 10-Q, Exhibit 10
                  (iii) (f), for the fiscal quarter ended June 29, 1996, filed on August 13, 1996;

          10.9* Description of Supplemental Retirement Program, incorporated by reference to Amendment No. 1 to the Company's Form 10-Q,
                  Exhibit 10 (c), for the fiscal quarter ended July 3, 1993, filed on August 25, 1993;

          10.10* The Middleby Corporation Stock Ownership Plan, incorporated by reference to the Company's Form 10-K, Exhibit (10) (iii) (m), for the fiscal year ended January 1, 1994, filed on March 31, 1994;

          10.11* Amendment to The Middleby Corporation Stock Ownership Plan dated as of January 1, 1994, incorporated by reference to the Company's Form 10-K, Exhibit (10) (iii) (n), for the fiscal year ended December 31,1994, filed on March 31, 1995;

          10.12 Underwriting agreement dated October 28, 1997 between the Company and Shroder and Co. Inc. and Brean Murray, Co Inc., incorporated by reference to exhibit 2 to schedule 13D for William F Whitman, Jr., filed on November 5, 1997;

          10.13 The lease agreement dated as of December 30, 1997 between Middleby Marshall Inc. and Bank of America Leasing and Capital Corporation, incorporated by reference to the Company's 8-K filed on January 13, 1998;

          10.14 Amendment to the lease agreement dated December 30, 1997 between Middleby Marshall Inc. and Bank of America Leasing and Capital Corporation, incorporated by reference to the Company's 8-K filed on January 13, 1998;

          (22)    List of subsidiaries;

          (27.1)  Financial Data Schedules (EDGAR only);


          *    Designates management contract or compensation plan.

(b)  There were no reports on Form 8-K in the fiscal fourth quarter of 1998.

(c)  See the financial statement schedule included under Item 8.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th of March, 1999.

                                            THE MIDDLEBY CORPORATION

                                            BY: /s/ David P. Riley
                                                --------------------------------
                                                David P. Riley
                                                President, Chief Executive
                                                Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27th, 1999.

         Signatures                           Title
         ----------                           -----

PRINCIPAL EXECUTIVE OFFICER

/s/  David P. Riley                President, Chief Executive Officer
-----------------------------        and Director
David P. Riley


PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER

/s/  John J. Hastings              Executive Vice President, Chief
-----------------------------        Financial Officer, Secretary and
John J. Hastings                     Treasurer


DIRECTORS

/s/  William F. Whitman, Jr.        Chairman of the Board and Director
-----------------------------
William F. Whitman, Jr.


/s/  Robert R. Henry               Director
-----------------------------
Robert R. Henry


/s/  A. Don Lummus                 Director
-----------------------------
A. Don Lummus


/s/  John R. Miller, III            Director
-----------------------------
John R. Miller, III

/s/  Philip G. Putnam              Director
-----------------------------
Philip G. Putnam


/s/  Sabin C. Streeter             Director
-----------------------------
Sabin C. Streeter


/s/  Joseph G. Tompkins            Director
-----------------------------
Joseph G. Tompkins


/s/  Laura  B. Whitman             Director
-----------------------------
Laura B. Whitman


/s/  Robert L. Yohe                Director
-----------------------------
Robert L. Yohe