Form 10-Q
period 1999-04-03
MIDDLEBY CORP
filed 1999-05-14
CIK 769520

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

  __X__ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the period ended April 3, 1999

                                       or

 _____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES __X__   NO _____


As of April 3, 1999, there were 10,157,721 shares of the Registrant's common stock outstanding.

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                           QUARTER ENDED APRIL 3, 1999

                                      INDEX

DESCRIPTION                                                                 PAGE
-----------                                                                 ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  BALANCE SHEETS                                              1
                    April 3, 1999 and January 2, 1999

                  STATEMENTS OF EARNINGS                                      2
                    April 3, 1999 and April 4, 1998

                  STATEMENTS OF CASH FLOWS                                    3
                    April 3, 1999 and April 4, 1998

                  NOTES TO FINANCIAL STATEMENTS                               4

         Item 2.  Management's Discussion and Analysis                        7
                  of Financial Condition and Results of
                  Operations

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                          12

PART II. OTHER INFORMATION                                                   13

PART I.  FINANCIAL INFORMATION

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Per Share Amounts)

                                                 (Unaudited)
                                                April 3, 1999    January 2, 1999
                                                -------------    ---------------
ASSETS
Cash and cash equivalents ...................      $  3,324         $  6,768
Accounts receivable, net ....................        24,714           24,330
Inventories, net ............................        20,718           20,456
Prepaid expenses and other ..................           726              941
Current deferred taxes ......................         2,895            2,895
                                                   --------         --------

     Total current assets ...................        52,377           55,390
Property, plant and equipment, net of
  accumulated depreciation of
  $16,537 and $15,910 .......................        22,319           22,596
Excess purchase price over net assets
  acquired, net of accumulated
  amortization of $5,321 and $5,186 .........        13,481           13,617
Deferred taxes ..............................         5,160            5,347
Other assets ................................         3,754            2,729
                                                   --------         --------
            Total assets ....................      $ 97,091         $ 99,679
                                                   ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt ........      $  1,821         $  1,893
Accounts payable ............................         9,241           10,945
Accrued expenses ............................        11,255           11,943
                                                   --------         --------
     Total current liabilities ..............        22,317           24,781
Long-term debt ..............................        25,762           25,932
Retirement benefits and other
  non-current liabilities ...................         4,574            4,232
Shareholders' equity:
  Preferred stock, $.01 par value;
    nonvoting; 2,000,000 shares
    authorized; none issued .................            --               --
  Common stock, $.01 par value;
    20,000,000 shares authorized;
    10,996,000 issued in 1999 and
    1998 ....................................           110              110
  Paid-in capital ...........................        54,602           54,602
  Treasury stock at cost; 838,000
    shares in 1999 and 1998 .................        (3,309)          (3,309)
  Accumulated deficit .......................        (4,653)          (4,303)
  Accumulated other comprehensive
    income ..................................        (2,312)          (2,366)
     Total shareholders' equity .............        44,438           44,734
                                                   --------         --------
            Total liabilities and
              shareholders' equity ..........      $ 97,091         $ 99,679
                                                   ========         ========

                             See accompanying notes

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                        Three Months Ended
                                                  ------------------------------
                                                  April 3, 1999    April 4, 1998
                                                  -------------    -------------

Net sales .....................................     $ 32,441         $ 31,101

Cost of sales .................................       22,815           21,663
                                                    --------         --------

         Gross profit .........................        9,626            9,438

Selling and distribution expenses .............        4,670            5,101

General and administrative expenses ...........        3,220            2,716

Non-recurring expense .........................          750               --
                                                    --------         --------

         Income from operations ...............          986            1,621

Interest expense and deferred
  financing amortization ......................          690              737

Other expense(income), net ....................          259              112
                                                    --------         --------

         Earnings before income taxes .........           37              772

Provision for income taxes ....................          387              252
                                                    --------         --------

         Net (loss) earnings ..................     $   (350)        $    520
                                                    ========         ========


Net (loss) earnings per share:

         Basic ................................     $  (0.03)        $   0.05

         Diluted ..............................     $  (0.03)        $   0.05


Weighted average number of shares

         Basic ................................       10,158           10,946

         Diluted ..............................       10,158           11,139

                             See accompanying notes

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                        Three Months Ended
                                                  ------------------------------
                                                  April 3, 1999    April 4, 1998
                                                  -------------    -------------
Cash flows from operating activities-
  Net (loss) earnings ..........................     $   (350)       $    520
  Adjustments to reconcile net earnings
    to cash provided by continuing
    operating activities-
    Depreciation and amortization ..............          936             685
    Utilization of NOL's .......................          330             250
    Non-cash portion of non-recurring
      expenses .................................          530              --

  Changes in assets and liabilities-
      Accounts receivable ......................         (451)         (1,133)
      Inventories ..............................         (332)         (2,671)
      Prepaid expenses and other assets ........         (830)            216
      Accounts payable .........................       (1,704)         (2,640)
      Accrued expenses and other
         liabilities ...........................       (1,019)         (1,949)
                                                     --------        --------
    Net cash used in operating activities ......       (2,890)         (6,722)
                                                     --------        --------
Cash flows from investing activities-

  Purchase of subsidiary minority interest .....           --          (1,134)
  Additions to property and equipment ..........         (298)         (1,179)
                                                     --------        --------

  Net cash used in investing activities ........         (298)         (2,313)
                                                     --------        --------
Cash flows from financing activities-
  Proceeds (repayments) under
    intellectual property lease ................           95            (451)
  Reduction in foreign bank debt ...............           --            (680)
  Other financing activities, net ..............          (48)             41
                                                     --------        --------
  Net cash provided by (used in)
    financing activities .......................           47          (1,090)
                                                     --------        --------

      Effect of exchange rates on cash .........         (303)            (69)
                                                     --------        --------

Changes in cash and cash equivalents-
  Net decrease in cash and cash
    equivalents ................................       (3,444)        (10,194)
  Cash and cash equivalents at
    beginning of year ..........................        6,768          12,321
                                                     --------        --------
  Cash and cash equivalents at end
    of quarter .................................     $  3,324        $  2,127
                                                     ========        ========

Interest paid ..................................     $    641        $    720
                                                     ========        ========
Income taxes paid ..............................     $     --        $    513
                                                     ========        ========

                             See accompanying notes

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  APRIL 3, 1999
                                   (Unaudited)


1)   Summary of Significant Accounting Policies

     The financial statements have been prepared by The Middleby Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1998 Annual Report. Other than as indicated herein, there have been no significant changes from the data presented in said Report.

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 3, 1999 and January 2, 1999, and the results of operations for the three months ended April 3, 1999 and April 4, 1998 and cash flows for the three months ended April 3, 1999 and April 4, 1998. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

2)   Comprehensive Income

     During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized.

     Components of comprehensive income were as follows:

                                                    April 3, 1999  April 4, 1998
                                                    -------------  -------------
                                                          (In thousands)

     Net (loss) earnings .......................        $(350)        $ 520
     Cumulative translation
       adjustment ..............................           54           279
                                                        -----         -----

            Comprehensive (loss) income ........        $(296)        $ 799
                                                        =====         =====

3)   Inventories

     Inventories are valued using the first-in, first-out method.

     Inventories consist of the following:

                                                April 3, 1999   January 2, 1999
                                                -------------   ---------------
                                                       (In thousands)

     Raw materials and parts ............          $ 5,907          $ 5,281
     Work-in-process ....................            3,816            3,743
     Finished goods .....................           10,995           11,432
                                                   -------          -------
                                                   $20,718          $20,456
                                                   =======          =======

4)   Accrued Expenses

     Accrued expenses consist of the following:

                                                April 3, 1999   January 2, 1999
                                                -------------   ---------------
                                                       (In thousands)
     Accrued payroll and
       related expenses .................          $ 2,423          $ 2,629
     Accrued customer rebates ...........            1,315            3,088
     Accrued commissions ................            1,496            1,497
     Accrued warranty ...................            1,755            1,372
     Other accrued expenses .............            4,266            3,357
                                                   -------          -------
                                                   $11,255          $11,943
                                                   =======          =======

5)   Non-recurring Expenses

     During the first quarter of 1999, the Company recorded non- recurring expenses in the amount of $750,000 principally related to severance benefits for terminated employees at the Cooking Systems Group and the International Distribution Division.

     During the fourth quarter of 1998, the Cooking Systems Group recorded reserves associated with the discontinuance of certain product lines. Activity associated with these reserves during the fiscal first quarter of 1999 was as follows:

          Balance January 2, 1999 .................           $ 1,842
          Loss on sale and disposal
            of inventories ........................              (179)
                                                              -------
          Balance April 3, 1999 ...................           $ 1,663
                                                              =======

     The Company anticipates all actions associated with the exit to be completed during the second quarter of 1999.

6)   Segment Information

     The Company operates in three reportable business segments defined by factors including physical location, management reporting structure, and operating activities. These segments include the Cooking Systems Group, the International Specialty Equipment Division and the International Distribution Division.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates individual segment performance based on operating income. Intersegment sales are made at established arms-length transfer prices.

     The following table summarizes the results of operations for the Company's business segments:

                           Cooking    International
                           Systems      Specialty   International    Corporate
                            Group       Equipment    Distribution   and Other(1)  Eliminations(2)    Total
                           -------    ------------  -------------   ------------  ---------------    -----
First Quarter 1999
  Net sales ........      $ 25,441      $  1,191       $  9,215       $    243       $ (3,649)      $ 32,441
  Operating
    income (loss) ..         2,587          (242)          (590)          (769)            --            986
  Non-recurring
    expense ........           496            --            254             --             --            750
  Depreciation
    expense ........           551           106             73             50             --            780
  Capital
    expenditures ...           233            30             25             10             --            298
  Total assets .....        46,394        10,352         22,202         27,425         (9,282)        97,091
  Long-lived assets         17,227         3,885          1,336         22,266             --         44,714

First Quarter 1998
  Net sales ........      $ 22,667      $  1,365       $  9,281       $    878       $ (3,090)      $ 31,101
  Operating
income (loss) ......         2,285           140           (359)          (445)            --          1,621
  Depreciation
expense ............           376            75             67             38             --            556
  Capital
    expenditures ...           939            72            129             39             --          1,179
  Total assets .....        47,785         9,185         22,672         19,532         (5,149)        99,174
  Long-lived assets         16,168         4,017          1,254         21,037             --         42,476

     Net sales by major geographic region were as follows:

                                                April 3, 1999    April 4, 1998
                                                -------------    -------------
     United States ......................          $23,059          $21,499
                                                   -------          -------

       Asia .............................            2,896            3,820
       Europe and Middle East ...........            3,053            3,130
       Latin America ....................            2,184            1,690
       Canada ...........................            1,249              962
                                                   -------          -------
     Total International ................            9,382            9,602
                                                   -------          -------
       Net Sales ........................          $32,441          $31,101
                                                   =======          =======

     (1) Includes sales of discontinued product lines in addition to corporate and other general Company assets and operations.

     (2) Includes elimination of intercompany sales and receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited).

Informational Note

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions; the availability and cost of raw materials; the impact of competitive products and pricing; the timely development and market acceptance of the Company's products; foreign exchange and political risks affecting international sales, in particular any continued weakness in Asian economies; and other risks detailed herein and from time to time in the Company's Securities and Exchange Commission filings, including those discussed under "Risk Factors" in the Company's Registration Statement on Form S-2 (Reg. No. 333-35397). Any forward looking statements contained in this report speak only as of the date of this filing. The Company undertakes no obligation to update publicly any forward looking information, whether as a result of new information, future events or otherwise.

                                                Three Months Ended
                                    -------------------------------------------
                                      April 3, 1999              April 4, 1998
                                    -----------------         -----------------
                                    Sales     Percent         Sales     Percent
                                    -----     -------         -----     -------
Business Divisions
Conveyor oven
equipment ...................     $ 11,435      35.2%       $  9,541      30.7%
Counterline cooking
equipment ...................        3,532      10.9%          3,606      11.6%
Core cooking
equipment ...................       10,474      32.3%          9,520      30.6%
                                  --------     -----        --------     -----
Total Cooking Systems
   Group ....................       25,441      78.4%         22,667      72.9%
International specialty
equipment ...................        1,191       3.7%          1,365       4.4%
International distribution(1)        9,215      28.4%          9,281      29.8%
                                  --------     -----        --------     -----
     Total international
       divisions ............       10,406      32.1%         10,646      34.2%
Intercompany
sales(2) ....................       (3,649)    (11.2%)        (3,090)     (9.9%)
Other .......................          243        .7%            878       2.8%
                                  --------     -----        --------     -----

 Total ......................     $ 32,441     100.0%       $ 31,101     100.0%
                                  ========     =====        ========     =====


(1) Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2) Consists of sales to the Company's international distribution division from the Company's other business divisions.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

                                                         Three Months Ended
                                                   -----------------------------
                                                   April 3, 1999   April 4, 1998
                                                   -------------   -------------

Net sales ......................................      100.0%          100.0%
Cost of sales ..................................       70.3%           69.7%
                                                      -----           -----
  Gross profit .................................       29.7%           30.3%
Selling, general and administrative
expenses .......................................       24.4%           25.1%
Non-recurring expense ..........................        2.3%             --
                                                      -----           -----
  Income from operations .......................        3.0%            5.2%
Interest expense and deferred financing
      amortization,net .........................        2.1%            2.4%
Other (income) expense,net .....................        0.8%            0.4%
                                                      -----           -----
  Earnings before income taxes .................        0.1%            2.5%
Provision for income taxes .....................        1.2%            0.8%
                                                      -----           -----
  Net (loss) earnings ..........................       (1.1%)           1.7%
                                                      =====           =====


Three Months Ended April 3, 1999 Compared to Three Months Ended April 4, 1998

NET SALES. Net sales in the three-month period ended April 3, 1999 increased 4% to $32.4 million as compared to $31.1 million in the three-month period ended April 4, 1998.

Sales of the Cooking Systems Group for the three-month period ended April 3, 1999 increased 12% to $25.4 million from $22.7 million in the prior year. Sales of conveyor oven equipment increased 20% due to improved sales to major restaurant chains. Core cooking equipment sales increased 10% with continued success of new product introductions and market penetration, while sales of counterline equipment decreased slightly.

Sales of the international divisions decreased 2% to $10.4 million from $10.6 million in the previous year period. Decreased restaurant, hotel and resort development led to a 13% decline in net sales of the International Specialty Equipment Division. Net sales of the International Distribution Division declined by 1% as lower sales in Asia and Europe were partly offset be increased sales into Latin America and Canada.

GROSS PROFIT. Gross profit increased 2% to $9.6 million from $9.4 million in the prior year period on increased sales volume. As a percentage of sales, gross margins decreased from 30.3% to 29.7%, primarily as a result of lower volume and unfavorable sales mix at the International Specialty Equipment division. Also, margins for the International Distribution Division were slightly lower due to lesser project business, which carries a higher margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 1% to $7.9 million as compared to $7.8 million in the prior year period. As a percentage of net sales, selling, general and administrative expenses decreased to 24.3% as compared to 25.1%. The net change from the prior year reflects increased expenses at the domestic operations due in part to the increased sales volumes, offset by decreased expenses at the international operations resulting from the effect of cost reduction initiatives.

NON-RECURRING EXPENSES. Non-recurring expenses of approximately $0.8 million were recorded during the quarter for severance and benefit costs associated with employee reduction efforts at the Cooking Systems Group and the International Distribution division. Employee headcount has been reduced to 883 at the end of the quarter. This compares to 994 employees at the fiscal year end of 1998 and 1,099 at the end of the fiscal 1998 third quarter.

INCOME FROM OPERATIONS. Income from operations decreased to $1.0 million from $1.6 million in the prior year, primarily as a result of the non-recurring expenses incurred during the quarter.

NON-OPERATING EXPENSES. Non-operating expenses increased to $0.9 million from $0.8 million in the prior year. Interest expense of $0.7 million remained consistent with the prior year period, while other expense increased to $0.2 million as compared to $0.1 million in the prior year period.

INCOME TAXES. A tax provision of $0.4 million was recorded during the quarter, primarily associated with taxable income reported at the domestic operations, while no benefit was recognized for losses at international subsidiaries.


Financial Condition and Liquidity

Total cash and cash equivalents decreased by $3.4 million to $3.3 million at April 3, 1999 from $6.8 million at January 2, 1999. Net borrowings declined slightly from $27.8 million at January 2, 1999 to $27.6 million at April 3, 1999. The overall use of liquidity was primarily to fund operating activities of $2.9 million.

OPERATING ACTIVITIES. Net cash provided by operating activities before changes in assets and liabilities was $0.9 million in the three months ended April 3, 1999 as compared to $1.5 million in the prior year period. This decline is due to the lower net earnings. Net cash used by operating activities after changes in assets and liabilities was $2.9 million as compared to $6.8 million in the prior year period. Accounts receivables increased $0.5 million due to the timing of sales and collections at the end of the respective periods. Inventories increased by $0.3 million as a result of increased order levels at the Cooking Systems Group as compared to year-end, offset in part by lower inventories at the International Distribution Division as a result of focused reduction efforts. Changes in prepaid assets and other assets resulted in net cash utilization of $1.1 million principally due to the funding of retirement benefit liabilities. Accounts payable decreased $1.7 million as a result of payments to vendors which had been extended at year end, in addition to normal fluctuations in payables due to the timing of purchases and disbursements. Accrued expenses and other liabilities decreased $1.0 million primarily due to payments under annual customer rebate programs and the funding of other payroll related obligations

INVESTING ACTIVITIES. During the first quarter of 1999, the Company had capital expenditures of $0.3 million primarily to enhance manufacturing capabilities and upgrade computer systems at the Cooking Systems Group.

FINANCING ACTIVITIES. Net borrowings under financing arrangements decreased from $27.8 million to $27.6 million during the quarter. This net change is primarily a result of a decrease in the relative value of borrowings in foreign currencies due to fluctuation in exchange rates.

During the quarter, the Company's financing agreements were amended to reduce the credit limit under the revolving credit facility from $20.0 million to $10.0 million and to adjust the minimum requirements for certain covenants which the Company had violated at year-end. At the end of the quarter, the Company was in compliance with the amended covenants. Management believes that the Company will have sufficient financial resources available to meet its anticipated requirements for working capital, growth strategies, capital expenditures and debt amortization for the foreseeable future.


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

The Company has undertaken a review of its information technology ("IT") systems. The Company is completing a strategy to implement new IT systems at its International Distribution Division to enhance its current transaction processing and information reporting capabilities. These systems are Year 2000 compliant.

In addition, the Company has completed, or is in the process of completing, upgrades to existing IT systems at all other business units to make these systems Year 2000 compliant. These systems projects are currently on schedule for completion prior to July 30, 1999. If these systems projects are not successful, the Company will develop contingency plans. Nevertheless, failure to complete these systems projects prior to year-end could result in a significant disruption of the Company's ability to transact business with its major customers and suppliers.

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

Expenses associated with the Year 2000 issue relate primarily to the modification of existing IT systems, and to date have not been material. The Company anticipates that remaining costs to fully address these matters will not exceed $0.2 million. The Company does not anticipate that future costs to address the Year 2000 issue will have a material effect on its financial condition.

The foregoing is a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

International Exposure

The Company has manufacturing operations located in Asia and distribution operations in Asia, Canada, Europe and Latin America. The Company anticipates that international sales will continue to account for a significant portion of consolidated net sales in the foreseeable future. Countries within Asia and certain other regions continue to be impacted by adverse economic conditions which has affected the Company's sales volumes into these markets. Some sales by the foreign operations are in local currency and an increase in the relative value of the U.S. dollar against such currencies would lead to the reduction in consolidated sales and earnings. Additionally, foreign currency exposures are currently not specifically hedged and there can be no assurances that the Company's future results of operations will not be adversely affected by currency fluctuations.


Item 3. Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the Company's debt obligations:

                                Fixed             Variable
                                 Rate               Rate
                                 Debt               Debt
                                -------            -------
                                  (dollars in thousands)

                1999            $ 1,821            $    --
                2000             10,096                 --
                2001              4,981              3,185
                2002              5,000                 --
                2003              2,500                 --
                                -------            -------
                                $24,398            $ 3,185
                                =======            =======

Fixed rate debt is comprised of a $15.0 million senior note and $9.4 million due under lease arrangements. The senior note bears interest at a rate of 10.99% and the lease arrangements bear interest at an average implicit interest rate of 10.2%. Variable rate debt is comprised of borrowings under the Company's $10.0 million revolving credit line, which includes a $2.2 million yen denominated loan and a $1.0 million Spanish-peseta denominated loan. Interest under the revolving credit facility is assessed based upon the bank's reference rate in each respective country. The average interest rate assessed to the yen and peseta denominated loans during the first quarter of 1999 were 1.2% and 4.6%, respectively.

                           PART II. OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended April 3, 1999, except as follows:

Item 4. Submission of Matters to a Vote of Security Holders

On May 13, 1999, the Company held its 1999 Annual Meeting of Stockholders. The following persons were elected as directors to hold office until the 2000 Annual Meeting of Stockholders: Robert R. Henry, A. Don Lummus, John R. Miller III, Philip G. Putnam, David P. Riley, Sabin C. Streeter, Joseph G. Tompkins, William
F. Whitman, Jr., Laura B. Whitman and Robert R. Yohe. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

     Nominee                For               Withheld              Abstained
     -------                ---               --------              ---------
     Henry               9,318,867             21,000                   0
     Lummus              9,318,767             21,100                   0
     Miller              9,318,867             21,000                   0
     Putnam              9,318,867             21,000                   0
     Riley               9,307,056             32,811                   0
     Streeter            9,318,867             21,000                   0
     Tompkins            9,318,567             21,300                   0
     Whitman, W.         9,316,967             22,900                   0
     Whitman, L.         9,312,512             27,355                   0
     Yohe                9,318,367             21,500                   0

The stockholders also voted to approve the ratification of the selection of Arthur Andersen LLP as independent auditors for the Company for the fiscal year ending January 1, 2000. 9,303,342 shares were cast for such election, 35,225 shares were cast against such election, and 1,300 shares abstained. There were no broker non-votes with respect to these three proposals.


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


Date:  May 14, 1999                     By:  /s/ John J. Hastings
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