Form 10-Q
period 1999-06-30
MIDDLEBY CORP
filed 1999-08-16
CIK 769520

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
_X_	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended July 3, 1999 or
___	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 1-9973 THE MIDDLEBY CORPORATION (Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-3352497 (I.R.S. Employer Identification No.)

2850 W. Golf Road, Suite 405, Rolling Meadows, Illinois (Address of Principal Executive Offices)	60008 (Zip Code)

Registrant’s Telephone No., including Area Code     (847) 758-3880

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_  NO___

As of July 30, 1999, there were 10,157,721 shares of the registrant’s common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED JULY 3, 1999

INDEX

PART I.   FINANCIAL INFORMATION

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Per Share Amounts)

	(Unaudited) July 3, 1999	January 2, 1999
ASSETS
Cash and cash equivalents	$ 4,411	$ 6,768
Accounts receivable, net	27,156	24,330
Inventories, net	18,153	20,456
Prepaid expenses and other	782	941
Current deferred taxes	2,895	2,895

Total current assets	53,397	55,390
Property, plant and equipment, net of
accumulated depreciation of
$16,696 and $15,910	21,910	22,596
Excess purchase price over net assets
acquired, net of accumulated
amortization of $5,546 and $5,186	13,347	13,617
Deferred taxes	4,449	5,347
Other assets	5,002	2,729

Total assets	$ 98,105	$ 99,679

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current maturities of long-term debt .	$ 2,166	$ 1,893
Accounts payable	8,848	10,945
Accrued expenses	12,956	11,943

Total current liabilities	23,970	24,781
Long-term debt	24,644	25,932
Retirement benefits and other
non-current liabilities	4,853	4,232
Shareholders’ equity:
Preferred stock, $.01 par value;
nonvoting; 2,000,000 shares
authorized; none issued	—	—
Common stock, $.01 par value;
20,000,000 shares authorized;
10,996,000 issued in 1999 and
1998	110	110
Paid-in capital	54,602	54,602
Treasury stock at cost; 838,000
shares in 1999 and 1998	(3,309)	(3,309)
Accumulated Deficit	(4,251)	(4,303)
Accumulated other comprehensive
income	(2,514)	(2,366)

Total shareholders’ equity	44,638	44,734

Total liabilities and
shareholders’ equity	$ 98,105	$ 99,679

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 1999	July 4, 1998	July 3, 1999	July 4, 1998
Net sales	$36,527	$33,641	$68,965	$64,742
Cost of sales	25,801	22,969	48,616	44,632

Gross profit	10,726	10,672	20,349	20,110

Selling and distribution expenses	4,675	5,417	9,341	10,518
General and administrative expenses	3,605	3,193	6,825	5,909
Non-recurring expense	210	—	960	—

Income from operations	2,236	2,062	3,223	3,683

Interest expense and deferred
financing amortization	696	759	1,387	1,496
Other expense (income), net	93	141	352	253

Earnings before income taxes .	1,447	1,162	1,484	1,934
Provision for income taxes	1,046	371	1,432	623

Net earnings	$ 401	$ 791	$ 52	$ 1,311

Net earnings per share:
Basic	$ 0.04	$ 0.07	$ 0.01	$ 0.12
Diluted	$ 0.04	$ 0.07	$ 0.01	$ 0.12
Weighted average number of shares:
Basic	10,158	11,007	10,158	10,972
Diluted	10,258	11,202	10,251	11,170
See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Six Months Ended
	July 3, 1999	July 4, 1998
Cash flows from operating activities-
Net earnings	$ 52	$ 1,311
Adjustments to reconcile net earnings
to cash provided by continuing
operating activities-
Depreciation and amortization	1,961	1,395
Utilization of NOL’s	1,349	604
Non-cash portion of non-recurring
expenses	428	—
Changes in assets and liabilities-
Accounts receivable	(3,018)	(4,131)
Inventories	2,278	(2,764)
Prepaid expenses and other assets	(2,456)	(750)
Accounts payable	(2,109)	(2,613)
Accrued expenses and other
liabilities	930	387
Net cash used in operating activities .	(585)	(6,561)
Cash flows from investing activities-
Purchase of subsidiary minority
interest	—	(1,134)
Additions to property and equipment	(871)	(2,211)
Net cash used in investing activities .	(871)	(3,345)
Cash flows from financing activities-
Proceeds (repayments) under
intellectual property lease	319	(451)
Decrease in revolving credit line, net	(915)	—
Reduction in foreign bank debt	—	(419)
Other financing activities, net	(93)	43
Net cash used in
financing activities	(689)	(827)
Effect of exchange rates on cash	(212)	(55)
Changes in cash and cash equivalents-
Net decrease in cash and cash
equivalents	(2,357)	(10,788)
Cash and cash equivalents at
beginning of year	6,768	12,321
Cash and cash equivalents at end
of quarter	$ 4,411	$ 1,533
Interest paid	$ 417	$ 1,152
Income taxes paid	$ 83	$ 558
See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 3, 1999
(Unaudited)

1)     Summary of Significant Accounting Policies

The financial statements have been prepared by The Middleby Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 1998 Annual Report. Other than as indicated herein, there have been no significant changes from the data presented in said Report.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 3, 1999 and January 2, 1999, and the results of operations for the six months ended July 3, 1999 and July 4, 1998 and cash flows for the six months ended July 3, 1999 and July 4, 1998. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

2)     Comprehensive Income

During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (SFAS No. 130), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized.

Components of comprehensive income were as follows:

Six Months Ended
	July 3, 1999	July 4, 1998
(in thousands)
Net earnings	$ 52	$ 1,311
Cumulative translation
adjustment	(148)	(258)
Comprehensive (loss) income	$ (96)	$ 1,053

3)     Inventories

Inventories are valued using the first-in, first-out method. Inventories consist of the following:
	July 3, 1999	January 2, 1999
	(In thousands)
Raw materials and parts	$ 3,976	$ 5,281
Work-in-process	4,441	3,743
Finished goods	9,736	11,432

	$18,153	$20,456

4)     Accrued Expenses

Accrued expenses consist of the following:
	July 3, 1999	January 2, 1999
	(In thousands)
Accrued payroll and
related expenses	$ 3,606	$ 2,629
Accrued customer rebates	2,009	3,088
Accrued commissions	1,444	1,497
Accrued warranty	2,014	1,372
Other accrued expenses	3,883	3,357

	$12,956	$11,943

5)     Non-recurring Expenses

During the first half of 1999, the Company recorded non-recurring expenses in the amount of $960,000 principally related to severance benefits for terminated employees at the Cooking Systems Group and the International Distribution Division. As of July 3, 1999, the remaining liability associated with unpaid severance benefits amounted to $428,000.

During the fourth quarter of 1998, the Cooking Systems Group recorded charges of $1,932,000 associated with the decision to discontinue certain non-strategic product lines. Through the end of the quarter the Company had incurred approximately $1,545,000 primarily associated with the sale and disposal of the related assets. As of July 3, 1999, the remaining reserve amounted to $387,000. All actions associated with this initiative will be fully concluded by the end of the third quarter of 1999.

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

The following table summarizes the results of operations for the Company’s business segments:

	Cooking Systems Group	International Specialty Equipment	International Distribution	Corporate and Other(1)	Eliminations (2)	Total
Three months ended July 3, 1999
Net sales	$ 28,112	$ 1,179	$ 10,476	$ 65	$ (3,305)	$ 36,527
Operating income (loss)	4,241	(383)	(642)	(1,063)	83	2,236
Non-recurring expense	86	—	124	—	—	210
Depreciation expense	626	106	73	41	—	846
Capital expenditures	476	28	22	47	—	573
Six months ended July 3, 1999
Net sales	53,553	2,370	19,689	307	(6,954)	68,965
Operating income (loss)	6,828	(625)	(1,232)	(1,832)	84	3,223
Non-recurring expense	582	—	378	—	—	960
Depreciation expense	1,177	213	146	91	—	1,627
Capital expenditures	709	58	47	57	—	871
Total assets	47,895	10,008	21,663	29,521	(10,982)	98,105
Long-lived assets	17,759	3,808	1,125	22,016	—	44,708
Three months ended July 4, 1998
Net sales	27,121	1,248	9,710	249	(4,687)	33,641
Operating income (loss)	3,318	96	(304)	(1,048)	—	2,062
Non-recurring expense	—	—	—	—	—	—
Depreciation expense	407	76	64	24	—	571
Capital expenditures	1,021	—	3	8	—	1,032
Six months ended July 4, 1998
Net sales	49,788	2,613	18,991	1,127	(7,777)	64,742
Operating income (loss)	5,603	236	(663)	(1,493)	—	3,683
Non-recurring expense	—	—	—	—	—	—
Depreciation expense	783	151	131	62	—	1,127
Capital expenditures	1,960	72	132	47	—	2,211
Total assets	60,592	10,156	22,977	20,563	(10,982)	103,306
Long-lived assets	24,297	4,151	1,386	12,781	—	42,615

(1)	Includes sales of discontinued product lines in addition to corporate and other general Company assets and operations.
(2)	Includes elimination of intercompany sales and receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

Net sales by major geographic region, including those sales from the Cooking Systems Group direct to international customers, were as follows (in thousands):
	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	1999	1998	1999	1998
United States	$24,765	$22,791	$46,818	$42,726

Asia	3,669	3,215	7,003	7,289
Europe and Middle East	3,696	3,378	6,825	7,338
Latin America	3,123	3,015	5,785	5,168
Canada	1,274	1,242	2,534	2,221

Total International	11,762	10,850	22,147	22,016

Net Sales	$36,527	$33,641	$68,965	$64,742

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited).

Informational Note

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions; the availability and cost of raw materials; the impact of competitive products and pricing; the timely development and market acceptance of the Company’s products; foreign exchange and political risks affecting international sales, in particular any continued weakness in Asian economies; and other risks detailed herein and from time to time in the Company’s Securities and Exchange Commission filings, including those discussed under “Risk Factors” in the Company’s Registration Statement on Form S-2 (Reg. No. 333-35397). Any forward looking statements contained in this report speak only as of the date of this filing. The Company undertakes no obligation to update publicly any forward looking information, whether as a result of new information, future events or otherwise.

Net Sales Summary

	Three Months Ended				Six Months Ended
	July 3, 1999		July 4, 1998		July 3, 1999		July 4, 1998
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Divisions
Conveyor oven
equipment	$ 13,374	36.6	$ 12,601	37.5	$ 24,809	36.0	$ 22,142	34.2
Counterline cooking
equipment	3,667	10.0	4,391	13.1	7,199	10.4	7,997	12.4
Core cooking
equipment	11,071	30.3	10,129	30.1	21,546	31.3	19,649	30.3

Total Cooking Systems
Group	28,112	76.9	27,121	80.6	53,554	77.7	49,788	76.9
International Specialty
Equipment	1,179	3.2	1,248	3.7	2,370	3.4	2,613	4.0
International
Distribution (1)	10,476	28.7	9,710	28.9	19,688	28.6	18,991	29.3

Total international
divisions	11,655	31.9	10,958	32.6	22,058	32.0	21,604	33.4
Intercompany
sales (2)	(3,305)	(9.0)	(4,687)	(13.9)	(6,954)	(10.1)	(7,777)	(12.0)
Other	65	0.2	249	0.7	307	0.4	1,127	1.7

Total	$ 36,527	100.0	$ 33,641	100.0	$ 68,965	100.0	$ 64,742	100.0

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.
(2)	Consists of sales to the Company’s international distribution division from the Company’s other business divisions.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.
	Three Months Ended		Six Months Ended
	July 3, 1999	July 4, 1998	July 3, 1999	July 4, 1998
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.6%	68.3%	70.5%	68.9%

Gross profit	29.4%	31.7%	29.5%	31.1%
Selling, general and administrative
expenses	22.7%	25.6%	23.4%	25.4%
Non-recurring expense	0.6%	—	1.4%	—

Income from operations	6.1%	6.1%	4.7%	5.7%
Interest expense and deferred
financing amortization, net	1.9%	2.2%	2.0%	2.3%
Other (income) expense, net	0.2%	0.4%	0.5%	0.4%

Earnings before income taxes	4.0%	3.5%	2.2%	3.0%
Provision for income taxes	2.9%	1.1%	2.1%	1.0%

Net earnings	1.1%	2.4%	0.1%	2.0%

Three Months Ended July 3, 1999 Compared to Three Months Ended July 4, 1998

NET SALES.   Net sales in the three-month period ended July 3, 1999 increased 9% to $36.5 million as compared to $33.6 million in the three-month period ended July 4, 1998.

Sales of the Cooking Systems Group for the three-month period ended July 3, 1999 increased 4% to $28.1 million from $27.1 million in the prior year. Sales of conveyor oven equipment increased 6% due to continued strength in sales to major restaurant chains. Core cooking equipment sales increased 9% with continued success of new product introductions and market penetration. Sales of counterline equipment decreased 16% due to the replacement of certain product offerings, as the Company continues to strengthen the Toastmaster brand.

Sales of the international divisions increased 6% to $11.7 million from $11.0 million in the previous year period. Net sales of the International Distribution Division increased by 8%. Improved sales in most international markets were offset in part by reduced sales into Japan, and the Philippines. Sales of the International Specialty Equipment Division decreased by $69,000, or 5%, reflecting continued sluggishness of restaurant, hotel and resort development within the region.

GROSS PROFIT.   Gross profit remained consistent with the prior year period at $10.7 million. As a percentage of sales, gross margins decreased from 31.7% in the prior year to 29.4%, principally due to lower margins at the Philippines manufacturing operation resulting from lower volume and unfavorable sales mix. Also, margins for the International Distribution business were slightly lower due to costs associated with inventory reduction programs, which have resulted in a 25% decrease in inventory levels within Asia and Europe since year-end. Further, provisions for inventory increased for potential exposures resulting from product replacement decisions at the Cooking Systems Group.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and administrative expenses decreased to $8.3 million as compared to $8.6 million in the prior year period. As a percentage of net sales, expenses decreased to 22.7% as compared to 25.6%. The net decrease reflects the partial impact of cost reductions made during the first half of the year and lower commissions expense.

NON-RECURRING EXPENSES.   Non-recurring expenses of approximately $0.2 million were recorded during the quarter for severance and benefit costs associated with employee reduction efforts at the Cooking Systems Group and the International Distribution division.

INCOME FROM OPERATIONS.   Income from operations increased to $2.2 million from $2.1 million in the prior year. The net change in earnings reflects increased sales offset by lower gross margins and the effect of non-recurring expenses.

NON-OPERATING EXPENSES.   Non-operating expenses decreased to $0.8 million from $0.9 million in the prior year due in part to slightly reduced interest expense on lower borrowings.

INCOME TAXES.   A tax provision of $1.0 million at an effective rate of 72% was recorded during the quarter primarily associated with taxable income reported at the domestic operations, while no benefit was recognized for losses at international subsidiaries.

Six Months Ended July 3, 1999 Compared to Six Months Ended July 4, 1998

NET SALES.   Net sales in the six-month period ended July 3, 1999 increased 7% to $69.0 million as compared to $64.7 million in the six-month period ended July 3, 1998.

Sales of the Cooking Systems Group for the six-month period ended July 3, 1999 increased 8% to $53.6 million from $49.8 million in the prior year. Sales of conveyor oven equipment increased 12% due to improved sales to major restaurant chains. Core cooking equipment sales increased 10% largely due to market penetration and success with new product introductions. Counterline equipment sales decreased 10% due to product replacement as the Company continues with efforts to strengthen the Toastmaster product offering.

Sales of the international divisions increased 2% to $22.1 million from $21.6 million in the previous year period. Net sales of the International Distribution division increased by 4% with greater sales in Latin America and Canada, offset by decreased sales in Europe and Asia. Within Asia, improving sales within Taiwan and Korea have been more than offset by reduced sales into Japan, the Philippines and certain other Asian markets. Sales of the International Specialty Equipment division decreased 9% from the prior year period, as a result of continued sluggishness of restaurant, hotel and resort development within the region. Prior year revenue included sales to a certain major U.S. restaurant chain, which has temporarily slowed the rate of store openings within Asia.

GROSS PROFIT.   Gross profit increased to $20.3 million from $20.1 million. However, as a percentage of sales, gross margins decreased from 31.1% to 29.5%. Margin percentage has been affected by lower margins at the Philippines manufacturing operation resulting from lower volume and unfavorable sales mix. Margins for the Cooking Systems Group have been impacted by provisions for inventory associated with product replacement decisions and by higher warranty costs associated with new product offerings. Also, margins for the International Distribution business were slightly lower due to costs associated with inventory reduction programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and administrative expenses decreased from $16.4 million to $16.2 million. As a percentage of net sales, selling, general and administrative expenses decreased to 23.4% as compared to 25.4%. Expenses for the first half of the year reflect higher commissions and marketing costs offset by the partial benefit of cost reduction measures implemented during the first and second quarters of 1999.

NON-RECURRING EXPENSES.   Non-recurring expenses of approximately $1.0 million were recorded during the six months ended July 3, 1999 for severance and benefit costs associated with employee reduction efforts and office relocations at the International Distribution division and the Cooking Systems Group. Employee headcount has been reduced as a result of the cost reduction measures to 872 at the end of the quarter as compared to 994 at the fiscal year-end of 1998.

INCOME FROM OPERATIONS.   Income from operations decreased to $3.2 million from $3.7 million in the prior year, principally due to non-recurring expenses incurred during 1999. Excluding non-recurring expenses, income from operations increased by $0.5 million to $4.1 million, as a result of increased sales and the benefit of continuing cost reduction efforts.

NON-OPERATING EXPENSES.   Non-operating expenses of $1.7 million remained consistent with the prior year period. Interest expense decreased by $0.1 million from the prior year on lower borrowings, while other expense increased by $0.1 million due in part to foreign exchange losses.

INCOME TAXES.   A tax provision of $1.4 million was recorded during the six months ended July 3, 1999 at an effective rate of 96%. A provision has been recorded for income associated with U.S. operations, while no benefit has been recorded for losses associated with the foreign operations.

Financial Condition and Liquidity

Total cash and cash equivalents decreased by $2.4 million to $4.4 million at July 3, 1999 from $6.8 million at January 2, 1999. Net borrowings declined from $27.8 million at January 2, 1999 to $26.8 million at July 3, 1999. The net use of liquidity was primarily to fund capital expenditures of $0.9 million and operating activities of $0.6 million.

OPERATING ACTIVITIES.   Net cash provided by operating activities before changes in assets and liabilities was $3.7 million in the six months ended July 3, 1999 as compared to $3.3 million in the prior year period. Net cash used by operating activities after changes in assets and liabilities was $0.6 million as compared to $6.6 million in the prior year period. The improvement in operating cash flow from the prior year period is largely due to inventory reduction efforts which took place during the first six months of 1999, representing a $5.0 million improvement in cash flow from the prior year period.

During the first six months of 1999, accounts receivables increased $3.0 million due to increased domestic sales and slower collections of receivables in the Philippines from a certain major restaurant chain due to a delay in store openings. Inventories decreased by $2.3 million as a result of the Company’s inventory reduction efforts, particularly within the international markets. The net increase in prepaid expenses and other assets of $2.2 million was principally due to the establishment of a trust to fund retirement benefits under executive employment agreements. Accounts payable decreased $2.1 million due to the timing of payments, including the effect of repayments of payables which were extended at the prior year-end. Accrued expenses and other liabilities increased $0.9 million due to increased reserve levels associated with severance requirements and an increase in liabilities under certain sales related programs.

INVESTING ACTIVITIES.   During the first half of 1999, the Company had capital expenditures of $0.9 million primarily to enhance manufacturing capabilities and upgrade computer systems at the Cooking Systems Group.

FINANCING ACTIVITIES.   Net borrowings under financing arrangements decreased from $27.8 million to $26.8 million during the first half of 1999. The net decrease is primarily due to the repayment of $0.9 million in borrowings in a peseta-denominated loan under the Company’s multi-currency revolving line of credit during the second quarter of 1999.

During the first quarter of 1999, the Company’s financing agreements were amended to reduce the credit limit under the revolving credit facility from $20.0 million to $10.0 million and to adjust the minimum requirements for certain covenants which the Company had violated at year-end. As of July 3, 1999, the Company was in compliance with the amended covenants. Management believes that the Company will have sufficient financial resources available to meet its anticipated requirements for working capital, growth strategies, capital expenditures and debt amortization for the foreseeable future.

Year 2000 Compliance

The Company has assessed and continues to assess the impact of the Year 2000 issue on its reporting systems and operations. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems may recognize the Year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause the Company’s systems to process critical financial and operational information incorrectly.

The Company has undertaken a review of its information technology (“IT”) systems. The Company has implemented new IT systems at its International Distribution Division to enhance its current transaction processing and information reporting capabilities. These systems are Year 2000 compliant.

In addition, the Company has substantially completed upgrades to existing IT systems at all other business units to make these systems Year 2000 compliant.

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

Additionally, a review of key suppliers and customers is in process to ensure that the flow of products and services will not be disrupted as a result of failure of the supplier or customer to become Year 2000 compliant. While the Company is receiving assurances that no such interruption will occur, the Company cannot ensure that third parties will become compliant. Any significant or prolonged interruption in the supply of essential services or products would adversely affect the Company’s operations and ability to conduct business. In the event that the Company identifies problems with a service provider or other vendor, it will attempt to obtain services and products from other available sources. Similarly, problems with a significant portion of the Company’s customers in processing and paying invoices could materially impact the Company’s cash flows or liquidity. The Company is unable to anticipate whether a significant portion of its customers will have difficulty in processing and paying invoices.

Expenses associated with the Year 2000 issue relate primarily to the modification of existing IT systems, and to date have not been material. The Company anticipates that remaining costs to fully address these matters will not exceed $0.1 million. The Company does not anticipate that future costs to address the Year 2000 issue will have a material effect on its financial condition.

The foregoing is a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

International Exposure

The Company has manufacturing operations located in Asia and distribution operations in Asia, Canada, Europe and Latin America. The Company anticipates that international sales will continue to account for a significant portion of consolidated net sales in the foreseeable future. Countries within Asia and certain other regions continue to be impacted by adverse economic conditions which have affected the Company’s sales volumes into these markets. Some sales by the foreign operations are in local currency and an increase in the relative value of the U.S. dollar against such currencies would lead to the reduction in consolidated U.S. dollar sales and earnings.

Additionally, foreign currency exposures are currently not specifically hedged and there can be no assurances that the Company’s future results of operations will not be adversely affected by currency fluctuations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the Company’s debt obligations:

	Fixed Rate Debt	Variable Rate Debt
	(dollars in thousands)
1999	$ 1,999	$ —
2000	10,096	—
2001	4,981	2,234
2002	5,000	—
2003	2,500	—

	$24,576	$2,234

Fixed rate debt is comprised of a $15.0 million senior note and $9.6 million due under lease arrangements. The senior note bears interest at a rate of 10.99% and the lease arrangements bear interest at an average implicit interest rate of 10.2%. Variable rate debt is comprised of a $2.2 million yen denominated loan under the Company’s $10.0 million revolving credit line. Interest under the revolving credit facility is assessed based upon the bank’s reference rate. The average interest rate assessed to the yen denominated loan during the first half of 1999 was 0.9%.

PART II.   OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended July 3, 1999, except as follows:

Item 6.     Exhibits and Reports on Form 8-K

a)	Exhibits - The following Exhibits are filed herewith:
Exhibit (27) - Financial Data Schedules (EDGAR only)
b)	Reports on Form 8-K:
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE MIDDLEBY CORPORATION (Registrant)

Date: August 16, 1999	By:	/s/ John J. Hastings John J. Hastings, Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)