Form 10-Q
period 1999-10-02
MIDDLEBY CORP
filed 1999-11-16
CIK 769520

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(D) of the
          Securities Exchange Act of 1934.

For the period ended October 2, 1999.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [  ]

As of November 10, 1999, there were 10,170,971 shares of the registrant’s common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED OCTOBER 2, 1999

INDEX

DESCRIPTION                                                  PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  BALANCE SHEETS                               1
                    October 2, 1999 and January 2, 1999

                  STATEMENTS OF EARNINGS                       2
                    October 2, 1999 and October 3, 1998

                  STATEMENTS OF CASH FLOWS                     3
                    October 2, 1999 and October 3, 1998

                  NOTES TO FINANCIAL STATEMENTS                4

         Item 2.  Management’s Discussion and Analysis         8
                  of Financial Condition and Results of
                  Operations

         Item 3.  Quantitative and Qualitative Disclosures
                    About Market Risk                         15

PART II. OTHER INFORMATION                                    16

PART I. FINANCIAL INFORMATION

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Amounts)

	(Unaudited)
	Oct. 2, 1999	Jan. 2, 1999
ASSETS
Cash and cash equivalents	$ 10,127	$ 6,768
Accounts receivable, net	26,942	24,330
Inventories, net	17,424	20,456
Prepaid expenses and other	986	941
Current deferred taxes	2,895	2,895

Total current assets	58,374	55,390
Property, plant and equipment, net of
accumulated depreciation of
$17,241 and $15,910	21,497	22,596
Excess purchase price over net assets
acquired, net of accumulated
amortization of $5,592 and $5,186	13,212	13,617
Deferred taxes	4,110	5,347
Other assets	4,836	2,729

Total assets	$ 102,029	$ 99,679

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current maturities of long-term debt .	$ 2,113	$ 1,893
Accounts payable	8,191	10,945
Accrued expenses	15,699	11,943

Total current liabilities	26,003	24,781
Long-term debt	26,632	25,932
Retirement benefits and other
non-current liabilities	5,061	4,232
Shareholders’ equity:
Preferred stock, $.01 par value;
nonvoting; 2,000,000 shares
authorized; none issued	—	—
Common stock, $.01 par value;
20,000,000 shares authorized;
10,996,000 issued in 1999 and
1998	110	110
Paid-in capital	54,654	54,602
Treasury stock at cost; 838,000
shares in 1999 and 1998	(3,309)	(3,309)
Accumulated deficit	(4,908)	(4,303)
Accumulated other comprehensive
income	(2,214)	(2,366)

Total shareholders’ equity	44,333	44,734

Total liabilities and
shareholders’ equity	$ 102,029	$ 99,679

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 2, 1999	Oct. 3, 1998	Oct. 2, 1999	Oct. 3, 1998
Net sales	$ 31,988	$ 33,891	$ 100,953	$98,633
Cost of sales	21,810	24,471	70,426	69,103

Gross profit	10,178	9,420	30,527	29,530
Selling and distribution expenses	4,817	5,016	14,158	15,534
General and administrative expenses	3,356	2,992	10,181	8,901
Non-recurring expense	1,248	1,525	2,208	1,525

Income (loss) from operations	757	(113)	3,980	3,570
Interest expense and deferred
financing amortization	665	665	2,052	2,161
Other expense, (income) net	218	160	570	413
(Loss) earnings before
income taxes	(126)	(938)	1,358	996
Provision for income taxes	531	(50)	1,963	573

Net (loss) earnings	$ (657)	$ (888)	$ (605)	$ 423

Net(loss) earnings per share:
Basic	$ (0.06)	$ (0.08)	$ (0.06)	$ 0.04
Diluted	$ (0.06)	$ (0.08)	$ (0.06)	$ 0.04
Weighted average number of shares:
Basic	10,158	10,824	10,158	11,053
Diluted	10,316	10,864	10,275	11,211
See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Nine Months Ended
	Oct. 2, 1999	Oct. 3, 1998
Cash flows from operating activities-
Net earnings	$ (605)	$ 423
Adjustments to reconcile net earnings
to cash provided by continuing
operating activities
Depreciation and amortization	2,855	1,997
Utilization of NOL’s	1,650	513
Non-cash portion of non-recurring
charges	1,248	1,405
Changes in assets and liabilities-
Accounts receivable	(2,612)	(3,042)
Inventories	3,032	(2,395)
Prepaid expenses and other assets	(2,407)	(1,150)
Accounts payable	(2,753)	(2,090)
Accrued expenses and other
liabilities	3,042	(214)

Net cash provided by (used in)
operating activities	3,450	(4,553)

Cash flows from investing activities-
Purchase of subsidiary minority
interest	—	(1,134)
Additions to property and equipment	(1,106)	(2,425)

Net cash (used in) provided by
investing activities	(1,106)	(3,559)

Cash flows from financing activities-
Proceeds (repayments under
intellectual property lease)	290	(204)
Increase in revolving credit line, net	811	1,361
Repurchase of treasury stock	—	(1,948)
Other financing activities, net	(310)	(114)

Net cash (used in) provided by
financing activities	791	(905)
Effect of exchange rates on cash	224	(269)
Changes in cash and cash equivalents-
Net decrease in cash and cash
equivalents	3,359	(9,286)
Cash and cash equivalents at
beginning of year	6,768	12,321

Cash and cash equivalents at end
of quarter	$ 10,127	$ 3,035

Interest paid	$ 1,695	$ 2,061

Income taxes paid	$ 176	$ 623

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 2, 1999 (Unaudited)

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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 2, 1999 and January 2, 1999, and the results of operations for the nine months ended October 2, 1999 and October 3, 1998 and cash flows for the nine months ended October 2, 1999 and October 3, 1998. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

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

Components of comprehensive income were as follows:

	Nine Months Ended
	Oct. 2, 1999	Oct. 3, 1998
	(in thousands)
Net earnings	$(605)	$ 423
Cumulative translation
adjustment	152	(477)

Comprehensive (loss)
income	$(453)	$(54)

3)	Inventories

Inventories are valued using the first-in, first-out method.
Inventories consist of the following:

	Oct. 2, 1999	Jan. 2, 1999
	(In thousands)
Raw materials and parts	$ 4,222	$ 5,281
Work-in-process	4,607	3,743
Finished goods	8,595	11,432

	$17,424	$20,456

4)	Accrued Expenses

Accrued expenses consist of the following:

	Oct. 2, 1999	Jan. 2, 1999
	(In thousands)
Accrued payroll and
related expenses	$ 4,327	$ 2,629
Accrued customer rebates	2,954	3,088
Accrued commissions	1,436	1,497
Accrued warranty	1,920	1,372
Other accrued expenses	5,062	3,357

	$15,699	$11,943

5)	Non-recurring Expenses

During the third quarter of 1999, the Company recorded restructuring charges aggregating to $1,248,000. The charge provided for $1,020,000 related to cost reduction actions at the Company’s International Distribution business. These actions include the closure of the division headquarters located in Florida and employee reduction efforts at the Florida headquarters office and the Japanese distribution operation. The headquarters for the International Distribution business has been integrated within the Company’s existing Corporate office. Distribution operations previously existing at the Florida facility have been integrated within regional distribution operations in Asia, Europe, and Latin America. The recorded charge pertains to lease exit costs, the disposal of fixed assets, and severance benefits. Additional charges of $228,000 were recorded principally for severance benefits related to headcount reductions within the International Specialty Equipment division. The Company anticipates actions related to the third quarter initiatives to be substantially completed by year-end.

During the first and second quarters of 1999, the Company recorded non-recurring expenses in the amount of $750,000 and $211,000, respectively. Theses charges principally related to severance benefits for terminated employees at the

Cooking Systems Group and the International Distribution Division. As of October 2, 1999, the remaining liability associated with unpaid severance benefits amounted to $245,000.

During the fourth quarter of 1998, the Cooking Systems Group recorded charges of $1,932,000 associated with the decision to discontinue certain non-strategic product lines. All actions associated with this initiative were fully concluded at the end of the third quarter of 1999.

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

The following table summarizes the results of operations for the Company’s business segments:

	Cooking Systems Group	International Specialty Equipment	International Distribution	Corporate and Other(1)	Eliminations (2)	Total
Three months ended October 2, 1999
Net sales	$25,947	$ 538	$ 9,181	$ 41	$(3,719)	$ 31,988
Operating income (loss)	4,233	(444)	(472)	(2,154)	(406)	757
Non-recurring expense	—	44	—	1,204	—	1,248
Depreciation expense	502	105	73	41	—	721
Capital expenditures	127	—	69	39	—	235
Nine months ended October 2, 1999
Net sales	79,501	2,908	28,869	348	(10,673)	100,953
Operating income (loss)	11,061	(1,069)	(1,704)	(3,986)	(322)	3,980
Non-recurring expense	582	44	378	1,204	—	2,208
Depreciation expense	1,679	318	219	132	—	2,348
Capital expenditures	836	58	116	96	—	1,106
Total assets	47,134	9,535	19,659	36,683	(10,982)	102,029
Long-lived assets	17,506	3,688	1,160	21,301	—	43,655
Three months ended October 3, 1998
Net sales	26,474	1,700	9,409	100	(3,792)	33,891
Operating income (loss)	2,496	183	(553)	(2,239)	—	(113)
Non-recurring expense	—	—	—	1,525	—	1,525
Depreciation expense	418	71	67	27	—	583
Capital expenditures	188	—	6	8	—	202
Nine months ended October 3, 1998
Net sales	76,659	4,312	28,273	832	(11,443)	98,633
Operating income (loss)	8,029	418	(1,216)	(3,661)	—	3,570
Non-recurring expense	—	—	—	1,525	—	1,525
Depreciation expense	1,201	222	198	89	—	1,710
Capital expenditures	2,148	72	138	67	—	2,425
Total assets	44,450	10,487	22,856	32,868	(10,982)	99,679
Long-lived assets	18,226	3,960	1,350	20,753	—	44,289

(1)	Includes sales of discontinued product lines in addition to corporate and other general Company assets and operations

(2)	Includes elimination of intercompany sales and receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

Net sales by major geographic region were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 1999	October 3, 1998	October 2, 1999	October 3, 1998
United States	$22,104	$22,903	$ 68,922	$65,629
Asia	2,509	3,830	9,512	11,119
Europe and Middle East	2,948	3,471	9,773	10,809
Latin America	3,462	2,382	9,247	7,550
Canada	965	1,305	3,499	3,526

Total International	9,884	10,988	32,031	33,004

Net Sales	$31,988	$33,891	$100,953	$98,633

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

Net Sales Summary

	Three Months Ended				Nine Months Ended
	Oct. 2, 1999		Oct. 3, 1998		Oct. 2, 1999		Oct. 3, 1998
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Divisions
Conveyor oven
equipment	$ 11,521	36.0	$ 11,462	33.8	$ 36,330	36.0	$ 33,604	34.1
Counterline cooking
equipment	3,705	11.6	4,495	13.3	10,904	10.8	12,889	13.0
Core cooking
equipment	10,721	33.5	10,517	31.0	32,267	32.0	30,166	30.6

Total Cooking Systems
Group	25,947	81.1	26,474	78.1	79,501	78.8	76,659	77.7
International Specialty
Equipment	538	1.7	1,700	5.0	2,908	2.9	4,312	4.4
International
Distribution (1)	9,181	28.7	9,409	27.8	28,869	28.6	28,273	28.7

Total international
divisions	9,719	30.4	11,109	32.8	31,777	31.5	32,585	33.1
Intercompany
sales (2)	(3,719)	(11.6)	(3,792)	(11.2)	(10,673)	(10.6)	(11,443)	(11.6)
Other	41	0.1	100	0.3	348	0.3	832	0.8

Total	$ 31,988	100.0	$ 33,891	100.0	$ 100,953	100.0	$ 98,633	100.0

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Consists of sales to the Company’s international distribution division from the Company’s other business divisions.

Results of Operations The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended		Nine Months Ended
	Oct. 2, 1999	Oct. 3, 1998	Oct. 2, 1999	Oct. 3, 1998
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.2%	72.2%	69.8%	70.1%

Gross profit	31.8%	27.8%	30.2%	29.9%
Selling, general and administrative
expenses	25.5%	23.6%	24.1%	24.8%
Non-recurring expense	3.9%	4.5%	2.2%	1.5%

Income (loss) from operations	2.4%	(0.3%)	3.9%	3.6%
Interest expense and deferred
financing amortization, net	2.1%	2.0%	2.0%	2.2%

Other (income) expense, net	0.7%	0.5%	0.6%	0.4%
(Loss) earnings before
income taxes	(0.4%)	(2.8%)	1.3%	1.0%
Provision for income taxes	1.7%	(0.1%)	1.9%	0.6%

Net (loss) earnings	(2.1%)	(2.7%)	(0.6%)	0.4%

Three Months Ended October 2, 1999 Compared to Three Months Ended October 3, 1998

NET SALES. Net sales in the three-month period ended October 2, 1999 decreased 6% to $32.0 million as compared to $33.9 million in the three-month period ended October 3, 1998.

Sales of the Cooking Systems Group for the three-month period ended October 2, 1999 decreased 2% to $25.9 million from $26.5 million in the prior year. Sales of conveyor oven equipment remained consistent with the prior year period. Core cooking equipment sales increased 2% with continued success of new product introductions and market penetration. Sales of counterline equipment decreased 18% due to the replacement of certain product offerings, as the Company continues to strengthen the Toastmaster brand.

Sales of the international divisions decreased 13% to $9.7 million from $11.1 million in the previous year period. Net sales of the International Distribution Division decreased by 2%. The lower sales level reflects the discontinuance of certain distributed product for third-party manufacturers, which was offset by increased sales of the Company’s manufactured product during the quarter. Continued sales growth in Europe and Mexico were offset by unfavorable sales in Latin America and Asia. Sales of the International Specialty Equipment Division decreased by $1.2 million, or 68%, reflecting continued sluggishness of restaurant, hotel and resort development within the region.

GROSS PROFIT. Gross profit increased 8% to $10.2 million from $9.4 million in the prior year period. As a percentage of sales, gross margins increased from 27.8% in the prior year to 31.8% principally due to cost reduction initiatives that commenced in the first quarter. However, margins for the International Distribution business were slightly lower due to costs associated with inventory reduction programs, which have resulted in a 33% decrease in inventory levels predominately within Asia and Europe since year-end. Additionally, gross margins at the International Speciality Equipment division were adversely impacted by the reduced sales volume during the period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $8.2 million as compared to $8.0 million in the prior year period. As a percentage of net sales, expenses increased to 25.5% as compared to 23.6%. Expenses for the quarter included approximately $0.3 million related to a bi-annual trade show. Expenses were also comparatively higher due in part to increased advertising, depreciation and incentive compensation.

NON-RECURRING EXPENSES. The Company recorded restructuring charges of approximately $1.2 million during the third quarter. The charge provided for $1.0 million related to cost reduction actions at the Company’s International Distribution business. These actions include the closure of the division headquarters located in Florida and employee reduction efforts at the Florida headquarters office and the Japanese distribution operation. The headquarters for the International Distribution business has been integrated within the Company’s existing Corporate office. Distribution operations previously existing at the Florida facility have been integrated within regional distribution operations in Asia, Europe, and Latin America. The recorded charge pertains to lease exit costs, the disposal of fixed assets, and severance benefits. Additional charges of $0.2 million were recorded principally for severance benefits related to headcount reductions within the International Specialty Equipment division.

INCOME FROM OPERATIONS. Income from operations increased to $0.8 million from $(0.1) million in the prior year. The net increase in earnings reflects improved gross margins and slightly lower operating expenses.

NON-OPERATING EXPENSES. Non-operating expenses increased to $0.9 million from $0.8 million in the prior year due in part to exchange losses resulting from weakening of the Philippine Peso at the end of the quarter.

INCOME TAXES. A tax provision of $0.5 million was recorded during the quarter primarily associated with taxable income reported at the Company’s operations in Mexico, Europe and the United States, while no benefit was recognized for losses at its international subsidiaries within Asia.

Nine Months Ended October 2, 1999 Compared to Nine Months Ended October 3, 1998

NET SALES. Net sales in the nine-month period ended October 2, 1999 increased 2% to $101.0 million as compared to $98.6 million in the nine-month period ended October 3, 1998.

Sales of the Cooking Systems Group for the nine-month period ended October 2, 1999 increased 4% to $79.5 million from $76.7 million in the prior year. Sales of conveyor oven equipment increased 8% due to improved sales to major restaurant chains. Core cooking equipment sales increased 7% largely due to continued market penetration and success with new product introductions. Counterline equipment sales decreased 15% due to product replacement activities as the Company continues with efforts to strengthen the Toastmaster product offering.

Sales of the international divisions decreased 3% to $31.8 million from $32.7 million in the previous year period. Net sales of the International Distribution division increased by 2% with greater sales in Mexico, Europe and Canada, offset by decreased sales in Asia. Sales of the International Specialty Equipment division decreased 33% from the prior year period, as a result of continued sluggishness of restaurant, hotel and resort development within the region. Prior year revenue included sales to a certain major U.S. restaurant chain, which has temporarily slowed the rate of store openings within Asia.

GROSS PROFIT. Gross profit increased to $30.5 million from $29.5 million. As a percentage of sales, gross margins increased from 29.9% to 30.2%. Gross margins at the Cooking Systems Group reflect continued improvement throughout the year as a result of cost reduction efforts implemented during the first and second quarters of 1999. Favorable sales mix with increased sales of conveyor oven equipment also contributed to the improved margins. This improvement was offset in part by lower margins at the Philippines manufacturing operation resulting from lower volume and production inefficiencies during union labor negotiations. Also, margins for the International Distribution business were slightly lower due to costs associated with inventory reduction programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $24.3 million from $24.4 million in the prior year. As a percentage of net sales, selling, general and administrative expenses decreased to 24.1% as compared to 24.8%. Expenses for the first nine months of the year reflect higher advertising costs, depreciation expense, legal expense and incentive compensation offset by the partial benefit of cost reduction measures implemented during the first nine months of 1999.

NON-RECURRING EXPENSES. Non-recurring expenses of approximately $2.2 million were recorded during the nine months ended October 2, 1999 for severance and benefit costs associated with employee reduction efforts for all operating units and facility integration efforts at the International Distribution division. Employee headcount has been reduced as a result of the cost reduction measures to 844 at the end of the quarter as compared to 994 at the fiscal year-end of 1998.

INCOME FROM OPERATIONS. Income from operations increased to $4.0 million from $3.6 million in the prior year, principally due to increased sales volume and improved margin rate. Excluding non-recurring expenses, income from operations increased by $1.1 million.

NON-OPERATING EXPENSES. Non-operating expenses increased to $2.6 million from $2.5 million in the prior year period. Interest expense of $2.1 million was slightly less than the prior year on lower borrowings, while other expense increased by $0.1 million due in part to foreign exchange losses.

INCOME TAXES. A tax provision of $2.0 million was recorded during the nine months ended October 2, 1999. A provision has been recorded for income associated with the Company’s operations in Mexico, Europe and the United States, while no benefit has been recorded for losses at its international subsidiaries within Asia.

Financial Condition and Liquidity

Total cash and cash equivalents increased by $3.4 million to $10.1 million at October 2, 1999 from $6.8 million at January 2, 1999. Net borrowings increased from $27.8 million at January 2, 1999 to $29.0 million at October 2, 1999. The net increase in liquidity was provided by cash from operating activities of $2.5 million and increased borrowings of $0.8 million offset by capital expenditures of $1.1 million.

OPERATING ACTIVITIES. Net cash provided by operating activities before changes in assets and liabilities was $5.1 million in the nine months ended October 2, 1999 as compared to $4.3 million in the prior year period. Net cash provided by operating activities after changes in assets and liabilities was $3.5 million as compared to net cash used of $4.6 million in the prior year period. The improvement in operating cash flow from the prior year period is largely due to inventory reduction efforts which took place during the first nine months of 1999, representing a $3.0 million improvement in cash flow from the prior year period.

During the first nine months of 1999, accounts receivables increased $2.6 million due to increased domestic sales and slower collections of receivables in the Philippines from a certain major restaurant chain due to a delay in store openings. Inventories decreased by $3.0 million as a result of the Company’s inventory reduction efforts, particularly within the international markets. The net increase in prepaid expenses and other assets of $2.4 million was principally due to the establishment of a trust to fund retirement benefits under executive employment agreements. Accounts payable decreased $2.8 million due to the timing of payments, including the effect of repayments of payables which were extended at the prior year-end. Accrued expenses and other liabilities increased $3.0 million due to increased reserve levels associated with severance requirements and an increase in liabilities under certain sales related programs.

INVESTING ACTIVITIES. During the nine months of 1999, the Company had capital expenditures of $1.1 million primarily to enhance manufacturing capabilities and upgrade computer systems at the Cooking Systems Group.

FINANCING ACTIVITIES. Net borrowings under financing arrangements increased from $27.8 million to $29.0 million during the first nine months of 1999. The net increase is primarily due to net borrowings of $0.8 million in a foreign currency denominated loan under its unsecured multi-currency revolving credit line.

During the first quarter of 1999, the Company’s financing agreements were amended to reduce the credit limit under the revolving credit facility from $20.0 million to $10.0 million and to adjust the minimum requirements for certain covenants which the Company had violated at year-end. As of October 2, 1999, the Company was not in compliance with the amended covenants. The Company is obtaining waivers for these covenant violations. Management believes that the Company will have sufficient financial resources available to meet its anticipated requirements for working capital, growth strategies, capital expenditures and debt amortization for the foreseeable future.

Year 2000 Compliance

The Company has assessed the impact of the Year 2000 issue on its reporting systems and operations. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems may recognize the Year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause the Company’s systems to process critical financial and operational information incorrectly.

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

The Company has also undertaken a review of its critical non-IT systems, such as production machinery and phone systems. The Company has contacted equipment vendors and service providers to assess the potential risk associated with these systems. Non-compliant systems have been replaced or modified. Based upon internal evaluations and assurances provided by equipment and service vendors, the Company does not believe further modification to or replacement of existing non-IT systems will be required. However, the Company cannot verify the assurances it has been provided from third parties.

Additionally, a review of key suppliers and customers has been completed to ensure that the flow of products and services will not be disrupted as a result of failure of the supplier or customer to become Year 2000 compliant. While the Company is receiving assurances that no such interruption will occur, the Company cannot ensure that third parties will become compliant. Any significant or prolonged interruption in the supply of essential services or products would adversely affect the Company’s operations and ability to conduct business. In the event that an interruption with a service provider or other vendor occurs, the Company will obtain services and products from other available sources. Similarly, problems with a significant portion of the Company’s customers in processing and paying invoices could materially impact the Company’s cash flows or liquidity. The Company is unable to anticipate whether a significant portion of its customers will have difficulty in processing and paying invoices.

Expenses associated with the Year 2000 issue relate primarily to the modification of existing IT systems, and to date have not been material. The Company does not anticipate any future costs to address the Year 2000 issue will be incurred.

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

Additionally, certain foreign currency exposures, typically of a long-term nature, are not specifically hedged and there can be no assurances that the Company’s future results of operations will not be adversely affected by currency fluctuations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the Company’s debt obligations:

	Fixed Rate Debt	Variable Rate Debt
	(dollars in thousands)
1999	$ 1,999	$ —
2000	10,096	—
2001	4,981	3,960
2002	5,000	—
2003	2,500	—
	$24,576	$3,960

Fixed rate debt is comprised of a $15.0 million senior note and $9.6 million due under lease arrangements. The senior note bears interest at a rate of 10.99% and the lease arrangements bear interest at an average implicit interest rate of 10.2%. Variable rate debt is comprised of a $2.2 million Yen denominated loan and a $1.7 million Euro denominated loan under the Company’s $10.0 million revolving credit line. Interest under the revolving credit facility is assessed based upon the bank’s reference rate. The average interest rate assessed in the first three quarters of 1999 was 0.9% for the Yen denominated loan and 3.6% in the third quarter for the Euro denominated loan.

PART II. OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended October 2, 1999, except as follows:

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits - The following Exhibits are filed herewith:

Exhibit (27) - Financial Data Schedules (EDGAR only)

b)	Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION (Registrant)
Date November 16, 1999	By: /s/ Timothy J. FitzGerald Timothy J. FitzGerald Corporate Controller (Principal Financial and Accounting Officer)