Form 10-K
period 2000-01-01
MIDDLEBY CORP
filed 2000-03-31
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended January 1, 2000

or

[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File No. 1-9973 THE MIDDLEBY CORPORATION (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-3352497 (IRS Employer Identification Number)

2850 W. Golf Road, Suite 405, Rolling Meadows, Illinois (Address of principal executive offices)	60008 (Zip Code)

Registrant’s telephone number, including area code: 847-758-3880

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common stock,
par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 27, 2000 was approximately $60,507,406. The number of shares outstanding of the Registrant’s class of common stock, as of March 27, 2000, was 10,190,721 shares.

Documents Incorporated by Reference

Part III of Form 10-K incorporates by reference the Company’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2000 annual meeting of stockholders.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES JANUARY 1, 2000

FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

Page

Item 1.	Business	1

Item 2.	Properties	10

Item 3.	Legal Proceedings	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 4A.	Executive Officers of the Registrant	11

PART II

Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters	12

Item 6.	Selected Financial Data	13

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 8.	Financial Statements and Supplementary Data	22

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	46

PART III

Item 10.	Directors and Executive Officers of the Registrant	46

Item 11.	Executive Compensation	46

Item 12.	Security Ownership of Certain Beneficial Owners and Management	46

Item 13.	Certain Relationships and Related Transactions	46

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	46

PART I

Item 1. Business

General

     The Middleby Corporation (“Middleby” or the “Company”), through its operating subsidiary Middleby Marshall Inc. (“Middleby Marshall”) and its subsidiaries, is a leader in the design, manufacture, marketing, distribution, and service of a broad line of cooking and warming equipment used in all types of foodservice operations, including quick-service restaurants, full-service restaurants, retail outlets, hotels and other institutions. The Company’s products include Middleby Marshall® and CTX® conveyor oven equipment, Southbend® ranges, convection ovens, heavy-duty cooking equipment and steam cooking equipment and Toastmaster® toasters and counterline cooking and warming equipment.

     Founded in 1888 as a manufacturer of baking ovens, Middleby Marshall Oven Company was acquired in 1983 by TMC Industries Ltd., a publicly traded company that changed its name in 1985 to The Middleby Corporation. Throughout its history, the Company had been a leading innovator in the baking equipment industry and in the early 1980s positioned itself as a leading foodservice equipment manufacturer by introducing the conveyor oven that revolutionized the pizza market. In 1989, the Company became a broad line equipment manufacturer through the acquisition of the Foodservice Equipment Group of Hussmann Corporation, which included Southbend, Toastmaster and CTX. The Company initiated its international distribution and service strategy in 1990 by acquiring a controlling interest in Asbury Associates, Inc., which was renamed Middleby Worldwide in 1999. In 1991, the Company established Middleby Philippines Corporation (“MPC”) to provide modular foodservice equipment and custom kitchen fabrications to restaurant and hotel chains in the Pacific Rim and Middle Eastern markets.

     The Company has identified, as a major area of growth, the rapidly growing international markets targeted by restaurant and hotel chains. To capture this market, Middleby established its own export management company, set up master distribution in international markets and began to distribute complementary products of other American, European, and Asian equipment manufacturers. As the first company in its industry to take these initiatives, Middleby has positioned itself as a preferred foodservice equipment supplier to major chains expanding globally. Middleby’s global network enables it to offer a total store package of kitchen equipment to be delivered virtually anywhere in the world, installed and serviced by Middleby. The Company believes that its full service program provides it with a competitive advantage and will enable it to develop significant new international business. The Company has delivered and installed equipment in over 100 countries throughout the world.

Business Divisions and Products

     The Company conducts its business through two principal business divisions; the Cooking Systems Group and the International Distribution Division. See Note 10 to the Consolidated Financial Statements for further information on the Company’s business divisions.

Cooking Systems Group

     The Company’s manufacturing efforts have been merged to form the Middleby Cooking Systems Group. The division’s primary operations are located in Illinois, North Carolina and the Philippines. The division’s principal product groups include:

     Conveyor Oven Equipment Product Group - Middleby Marshall and CTX

     The Middleby Marshall oven line is the world’s conveyor cooking equipment leader. A brand of baking and cooking equipment since 1888, the Middleby Marshall name is renowned for quality and durability. Middleby Marshall ovens are used by a majority of the leading high-volume pizza chains, as well as by other restaurants and institutions. Middleby Marshall conveyor ovens utilize a patented process, Jet-Sweep air impingement, that forces heated air at high velocities through a system of nozzles above and below the food product which is placed on a moving conveyor belt. This process achieves faster baking times and greater consistency of bake than conventional ovens. The Company’s CTX line of conveyor ovens utilizes patented infra-red cooking and precision control technology for more specialized, lower volume applications. CTX conveyor ovens are sold to restaurants and pizza outlets and offer such additional features as a programmable time and temperature control as well as a self-cleaning function. Conveyor oven products range in price from approximately $5,000 to $30,000 per unit (or as much as $90,000 for a multiple unit system) and are predominately assembled to order and purchased directly by end-users (who order units customized for their operations) rather than through dealers.

     Core Cooking Equipment Product Group - Southbend

     In the market for 100 years, Southbend products, mainly heavy-duty, gas-fired equipment, include ranges, convection ovens, broilers, fryers, griddles, steamers and steam cooking equipment (marketed under the Steam Master brand). Southbend products are offered as standardized equipment for general use in restaurants and institutions, and also are made to specification for use by the professional chef. Southbend is known for its innovative product features and premier cooking line. Its 40,000 BTU Pyromax® range doubled the industry standard for BTU’s when it was introduced in 1996. Southbend’s Marathoner Gold® convection oven has been judged by a leading industry publication to be the best baking convection oven on the market today. The recently introduced Southbend Simple Steam steamer is the industry’s lowest maintenance and lowest water usage pressureless steamer, and was awarded the 1998 Product Design of the Year by the Electric

Foodservice Council. Core cooking equipment products range in price from $1,000 to $10,000 (or as much as $60,000 for a complete line-up of modular equipment) and are predominantly purchased by dealers on an order-by-order basis.

     Counterline Cooking Equipment Product Group - Toastmaster

     Toastmaster counterline cooking equipment products are predominantly light and medium-duty electric equipment, including pop-up and conveyor toasters, hot food servers, foodwarmers, griddles, fryers, convection ovens and ranges. A leading equipment brand since 1917, Toastmaster has been voted the number one toaster product for seventeen consecutive years in the Annual Industry Leaders survey by ID magazine. As a major supplier to global restaurant chains, Toastmaster is able to customize products to fit a chain’s particular needs. Toastmaster products are designed with energy saving features and food safety technologies. Counterline cooking equipment products range in price from $300 to $10,000 per unit and are predominately purchased from stock by dealers.

     The Company does not produce consumer products under the Toastmaster name, as an unaffiliated company, Toastmaster, Inc., owns the rights to the brand name for consumer markets.

     International Specialty Equipment Product Group - Middleby Philippines Corporation

     Founded in 1991, Middleby Philippines Corporation engineers, manufactures and installs modular foodservice equipment and custom kitchen fabrications used primarily in conjunction with standard equipment manufactured in the U.S. to provide a complete kitchen installation. Principal products include serving stations, worktables, undercounter refrigeration systems, ventilation systems, cabinets and shelving. Customers are primarily Pacific Rim and Middle Eastern operations of major U.S. and international foodservice chains and hotels. MPC has been a supplier of kitchen fabrication for McDonald’s in certain markets since 1992. Sales are primarily made on an order-by-order project basis. MPC’s manufacturing and assembly operations are located in a modern 54,000 square foot facility outside of Manila.

     International Distribution Division — Middleby Worldwide

     Middleby Worldwide provides integrated export management and distribution services. The division sells the Company’s product lines and certain non-competing complementary product lines of other American, European and Asian manufacturers throughout the world. The Company offers customers a complete package of kitchen equipment, delivered and installed in over 100 countries. For a local country distributor or dealer, the division provides centralized sourcing of a broad line of equipment with complete export management services, including export documentation, freight forwarding, equipment warehousing and consolidation, installation, warranty service and parts support. Middleby Worldwide has regional export management companies in Asia, Europe and Latin America complemented by sales and distribution offices located in Canada, China, France, Japan, Korea, Mexico, the Philippines, Spain and Taiwan.

The Customers and Market

     The Company’s domestic sales are primarily through independent dealers and distributors and are marketed by the Company’s sales personnel and network of independent manufacturers’ representatives. The Company’s international sales are through a combined network of independent and Company-owned distributors. The Company maintains sales and distribution offices in Canada, China, France, Japan, Korea, Mexico, the Philippines, Spain and Taiwan. The Company’s end-user customers include: (i) fast food or quick-service restaurants, including those restaurants that primarily offer pizza, (ii) full-service restaurants, including casual-theme restaurants, (iii) retail outlets, such as convenience stores, supermarkets and department stores and (iv) public and private institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, military facilities and government agencies. Many of the dealers in the U.S. belong to buying groups that negotiate sales terms with the Company. Certain large multi-national restaurant and hotel chain customers have purchasing organizations that manage product procurement for their systems. Included in these customers are several large restaurant chains, which account for a significant portion of the Company’s business. The Company’s five largest customers accounted for approximately 20% of net sales in 1999, although no single customer accounting for more than 10% of 1999 net sales.

     During the past several decades, growth in the U.S. foodservice industry has been driven primarily by population growth, economic growth and demographic changes, including the emergence of families with multiple wage-earners and growth in the number of higher-income households. These factors have led to a demand for convenience and speed in food preparation and consumption. As a result, U.S. foodservice sales grew for the eighth consecutive year to $358.3 billion in 1999. 2000 sales are projected to increase to $376.3 billion, a nominal increase of 5.0% over 1999, according to the national Restaurant Association. The quick-service restaurant segment within the foodservice industry has been the fastest growing segment since the mid '80's. Total quick-service sales amounted to $109.9 billion in 1999 and are expected to increase 4.4% to $114.7 billion in 2000. The full-service restaurants represent the largest portion of the foodservice industry and represented $121.0 billion in sales in 1999 and are expected to increase 5.9% in 2000. This segment has seen increased chain concepts and penetration in recent years, particularly in upscale segments, driven by the aging of the baby boom generation.

     The foodservice equipment industry has grown in response to the primary growth factors of the foodservice industry. After high growth in the early and mid-1980s, growth in the foodservice equipment industry entered a slow period from 1988 through 1991, due to a general decline in the worldwide economy and the maturation of the domestic foodservice industry. Since 1992, the industry has enjoyed steady growth in the United States due to the development of new quick-service and casual-theme restaurant chain concepts, the expansion into nontraditional locations by quick-service restaurants and store equipment modernization. In the international markets, foodservice equipment manufacturers had been experiencing stronger growth than the U.S. market due to rapidly expanding international economies and increased opportunity for expansion by U.S. chains into developing regions. In 1997, the Top 100 restaurant chains built more new units outside the U.S. than inside, for the first time, according to Technomic Inc., a leading foodservice research firm. In 1999, the foodservice equipment industry in the U.S. had total sales of approximately $7.1 billion, an increase of 3.1% from 1998. The Company believes that the broader international equipment market the Company serves had 1999 sales in excess of $10 billion at a growth rate outpacing the U.S. The Company believes that continuing growth in demand for foodservice equipment will result from the development of new restaurant units due to a strong U.S. economy and the expansion of U.S. chains into international markets and the replacement and upgrade of existing equipment.

     The backlog of orders was $12,040,000 at January 1, 2000, all of which is expected to be filled during 2000. The Company’s backlog was $12,195,000 at January 2, 1999. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of the Company’s products.

Marketing and Distribution

     Middleby’s products and services are marketed in the U.S. and in over 100 countries through a combination of the Company’s sales personnel and international marketing divisions and subsidiaries, together with an extensive network of independent dealers, distributors, consultants, sales representatives and agents. The Company’s relationships with major restaurant chains are primarily handled through an integrated effort of top-level executive and sales management at the corporate and business division levels to best serve each customer’s needs.

     Each of the Company’s business divisions is responsible for the marketing of its products and services, under the direction of the division’s President, Sales Manager and supporting personnel. Each business division manages its own sales, promotion and marketing programs with coordination and support provided by corporate sales and marketing functions.

     In the United States, each business or sales division distributes its products to independent end-users through a network of approximately 400 to 1,000 non-exclusive dealers nationwide, who are supported by over 200 manufacturers’ marketing representatives. Sales are made direct to certain large restaurant chains that have established their own procurement and distribution organization for their franchise system.

     International sales are primarily made through the International Distribution Division network to independent local country stocking and servicing distributors and dealers and, at times, directly to major chains, hotels and other large end-users by the Company-owned distribution companies.

Services and Product Warranty

     The Company is an industry leader in equipment installation programs and after-sales support and service. The emphasis on global service increases the likelihood of repeat business and enhances Middleby’s image as a partner and provider of quality products and services. It is critical to major foodservice chains that equipment providers be capable of supporting equipment on a worldwide basis.

     The Company’s domestic service network consists of over 80 authorized service parts distributors and 2,500 independent certified technicians that have been formally trained and certified by the Company through its factory training school and on-site installation training programs. The service network is separate from the sales network to ensure that technicians remain focused on service issues rather than new business. Technicians work through service parts distributors, which are required to provide around-the-clock service via a toll- free paging number. The Company provides substantial technical support at each factory to the technicians in the field through factory-based technical service engineers. The Company has stringent parts stocking requirements for these agencies, leading to an exceptionally high first-call completion rate for service and warranty repairs.

     Middleby’s international service network consists of distributors in over 100 countries with approximately 3,000 independent service technicians trained in the installation and service of the Company’s products and supported by eight internationally-based service managers along with the factory-based technical service engineers. As with its domestic service network, the Company maintains stringent parts stocking requirements for its international distributors.

Competition

     The cooking and warming segment of the foodservice equipment industry is highly competitive and fragmented. Within a given product line, the industry remains fairly concentrated, with typically a small number of competitors accounting for the bulk of the line’s industry-wide sales. Industry competition includes companies that manufacture a broad line of products and those that specialize in a particular product line. Competition in the industry is based upon many factors, including brand recognition, product features and design, quality, price, delivery lead times, serviceability and after-sale service. The Company believes that its ability to compete depends on strong brand equity, exceptional product performance, short lead-times and timely delivery, competitive pricing, superior customer service support and its unique TSP capability. Management believes that the demand for its labor saving, multi-functional and energy efficient equipment will increase, driven by quick-service and full-service chains that face labor supply issues, space limitations and increasing operating costs.

     In the international markets, the Company competes with U.S. manufacturers and numerous global and local competitors. Management believes that the Company’s integrated international export management and distribution capabilities uniquely position it to provide value-added services to U.S. and internationally based chains, as well as to local country distributors offering a complete line of kitchen equipment.

     The Company believes that it is among the largest multiple-line manufacturers of cooking and warming equipment in the U.S. and worldwide, although some of its competitors are units of operations that are larger than the Company and possess greater financial and personnel resources. Among the Company’s major U.S. competitors are certain subsidiaries and divisions of Welbilt Corporation, a subsidiary of Berisford plc; G.S. Blodgett Corp., a subsidiary of Maytag Corporation; Hobart Corporation and Vulcan-Hart Corporation, both subsidiaries of Illinois Toolworks, Inc.; and Wells Manufacturing Company, a subsidiary of Specialty Equipment Companies, Inc. Major international-based competitors include Zanussi, a subsidiary of Electrolux AB, and Ali Group.

Manufacturing and Quality Control

     The Company operates two domestic and one international manufacturing facilities. The Company’s conveyor oven and counterline cooking equipment products are manufactured in Elgin, Illinois and its core cooking equipment products are manufactured in Fuquay-Varina, North Carolina. Middleby’s international specialty cooking equipment operation is located in Laguna, the Philippines. Metal fabrication, finishing, sub-assembly and assembly operations are conducted at each manufacturing facility. Equipment installed at individual manufacturing facilities includes numerically controlled turret presses and machine centers, shears, press brakes, welding equipment, polishing equipment, CAD/CAM systems and product testing and quality assurance measurement devices. The Company’s CAD/CAM systems enable virtual electronic prototypes to be created, reviewed and refined before the first physical prototype is built.

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

Sources of Supply

     The Company purchases its raw materials and component parts from a number of suppliers. The majority of the Company’s material purchases are standard commodity-type materials, such as stainless steel, electrical components, hardware and various components.

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

Licenses, Patents, and Trademarks

     Middleby Marshall has an exclusive license from Enersyst Development Center L.L.C. (“Enersyst”) to manufacture, use and sell Jetsweep air impingement ovens in the U.S. for commercial food applications in which the interior length or width of a rectangular cooking area, or in which the diameter of a circular cooking area, equals or exceeds 36 inches. The Enersyst license covers numerous existing patents and provides further exclusive and non-exclusive license rights to existing and future developed technology. Middleby Marshall also holds an exclusive sublicense from Lincoln Foodservice Products, Inc. (“Lincoln”), a subsidiary of Welbilt Corporation, to manufacture, use and sell throughout the world, other than in the U.S. and Japan, air impingement ovens of the above-described dimensions for commercial food applications. This sublicense covers the foreign analogues of the patents covered by the Enersyst license and grants Middleby Marshall rights of first refusal for a similar sublicense in Japan. The Enersyst license expires the later of the expiration of the last of the licensed patents or September 30, 2008. The Lincoln sublicense expires upon the expiration of the last patented improvement covered by the license. Certain individual patents covered under the Enercyst and Linclon license agreements begin to expire in 2000. While the loss of the Enersyst license or the Lincoln sublicense could have an adverse effect on the Company, management believes it is capable of designing, manufacturing and selling similar equipment, although not as technologically advanced. Lincoln and Fuji Chubo Setsubi Company, Ltd. are the only other foodservice equipment manufacturers licensed under the Enersyst patents.

     The Company holds numerous patents covering technology and applications related to various products, equipment and systems. Management believes the expiration of any one of these patents would not have a material adverse effect on the overall operations or profitability of the Company.

     The Company owns numerous trademarks and trade names; among them, CTX®, Middleby Marshall®, Southbend® and Toastmaster® are registered with the U.S. Patent and Trademark Office and in various foreign countries.

Employees

     As of January 1, 2000, the Company employed 763 persons. Of this amount, 278 were management, administrative, sales, engineering and supervisory personnel; 289 were hourly production non-union workers; and 196 were hourly production union members. Included in these totals were 231 individuals employed outside of the United States, of which 133 were management, sales, administrative and engineering personnel, and 98 were hourly production workers, who participate in an employee cooperative. At its Elgin, Illinois facility, the Company has a union contract with the International Brotherhood of Teamsters that expires on May 1, 2002. The Company also has a union workforce at its manufacturing facility in the Philippines. The union contract was renegotiated in November of 1999 and extends for a two-year period. Management believes that the relationships between employees, union and management are good.

Seasonality

     The Company’s business, taken as a whole, is not materially affected by seasonality.

Item 2. Properties

     The Company’s principal executive offices are located in Rolling Meadows, Illinois. The Company operates two manufacturing facilities in the U.S. and one manufacturing facility in the Philippines.

     The principal properties of the Company are listed below:

Location	Business Divisions	Principal Function	Square Footage	Owned/ Leased

Elgin, IL	Cooking Systems Group	Manufacturing, Warehousing and Offices	207,000	Owned

Fuquay-Varina, NC	Cooking Systems Group	Manufacturing, Warehousing and Offices	131,000	Owned

Laguna, the Philippines	International Specialty Equipment	Manufacturing, Warehousing and Offices	54,000	Owned

Rolling Meadows, IL	The Middleby Corporation	Corporate Headquarters	4,000	Leased(1)

(1)	Lease expires in July 2002, with payments of approximately $9,000 per month.

     At various other locations the Company leases small amounts of office space for administrative and sales functions, and in certain instances limited short-term inventory storage. These locations are in Canada, China, France, Japan, Korea, Mexico, the Philippines, Spain, and Taiwan.

     The Company also has a lease for an office located in Florida, which had previously been the headquarters for the International Distribution Division. This facility has been exited and the Company’s intends to terminate the lease agreement or sublease the facility. See Note 8 for further discussion.

     Management believes that these facilities are adequate for the operation of the Company’s business as presently conducted.

Item 3. Legal Proceedings

     The Company is routinely involved in litigation incidental to its business, including product liability actions, which are generally covered by insurance. Such routine claims are vigorously contested and management does not believe that the outcome of any such pending litigation will have a material adverse effect upon the financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the security holders in the fourth quarter of the year ended January 1, 2000.

Item 4A. Executive Officers of the Registrant

Name	Age	Principal Occupation and Principal Position and Office with the Company
William F. Whitman, Jr	60	Chairman of the Board of the Company and Middleby Marshall

David P. Riley	53	President and Chief Executive Officer of the Company and Middleby Marshall

Selim A. Bassoul	43	Group President, Cooking Systems Group

David B. Baker	42	Vice President, Chief Financial Officer and Secretary of the Company and Middleby Marshall

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

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company’s Common Stock trades on the Nasdaq National Market System under the symbol “MIDD”. The following table sets forth, for the periods indicated, the high and low closing sale prices per share of Common Stock, as reported by the Nasdaq National Market System.

	Closing Share Price
	High	Low
Fiscal 1999
First quarter	5.688	3.625
Second quarter	6.688	3.750
Third quarter	7.875	4.625
Fourth quarter	5.750	4.188

Fiscal 1998
First quarter	8.063	6.625
Second quarter	8.375	6.000
Third quarter	6.438	3.875
Fourth quarter	4.188	3.125

     In December 1997, the Company completed a public stock offering. The offering totaled 3,001,500 shares of which the Company sold 2,391,500 shares and 610,000 shares were sold by selling stockholders. Net proceeds to the Company totaled approximately $22.1 million and were used to repay certain indebtedness. As of January 1, 2000, the Company estimates there were approximately 2,200 beneficial owners of the Company’s common stock.

     In July 1998, the Company’s Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of up to 1,800,000 common shares in open market purchases. As of January 1, 2000, 837,800 shares had been repurchased for $3.3 million.

     The Company has not declared or paid cash dividends on its Common Stock since 1991. The Company’s current financing agreements limit the paying of dividends.

     During the fiscal year ended January 1, 2000, the Company issued an aggregate of 13,250 shares of the Company’s common stock to current and former employees and directors, pursuant to the exercise of stock options, for an aggregate consideration of $52,625. Such options were granted under the Company’s Amended and Restated 1989 Stock Incentive Plan and had exercise prices ranging between a maximum of $5.625 and a minimum of $1.250. The issuance of such shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions by an issuer not involving a public offering.

PART II

Item 6. Selected Financial Data

(dollars in thousands, except per share data) Fiscal Year Ended (1)

	1999	1998	1997	1996	1995
Income Statement Data:
Net sales	$ 132,541	$ 132,320	$ 148,253	$ 124,765	$ 106,348
Cost of sales	91,551	96,082	102,523	87,330	73,841

Gross profit	40,990	36,238	45,730	37,435	32,507
Selling and distribution expenses	18,694	20,817	22,150	18,319	15,385
General and administrative expenses	14,430	12,304	10,689	10,439	9,326
Non-recurring expenses	2,208	3,457	—	—	900

Income (loss) from operations.	5,658	(340)	12,891	8,677	6,896
Interest expense and deferred
financing amortization, net	2,724	2,916	4,136	4,351	4,327
Other expense (income), net	763	939	413	(146)	(36)

Earnings (loss) before income taxes	2,171	(4,195)	8,342	4,472	2,605
Provision (benefit) for income
taxes	3,165	(211)	2,538	1,389	(140)

Net earnings (loss) from
continuing operations	(994)	(3,984)	5,804	3,083	2,745
Discontinued operations, net of
income tax	—	—	(564)	(2,610)	419

Net earnings (loss)	$ (994)	$ (3,984)	$ 5,240	$ 473	$ 3,164

Basic earnings (loss) per share:
Continuing operations	$ (0.10)	$ (0.37)	$ 0.65	$ 0.37	$ 0.32
Discontinued operations	—	—	(0.065)	(0.307)	0.0052

Net earnings per share	$ (0.10)	$ (0.37)	$ 0.59	$ 0.06	$ 0.37

Weighted average number of
shares outstanding	10,161	10,761	8,863	8,415	8,584

Diluted earnings (loss) per share:
Continuing operations	$ (0.10)	$ (0.37)	$ 0.64	$ 0.35	$ 0.31
Discontinued operations	—	—	(0.06)	(0.30)	0.05

Net earnings per share	$ (0.10)	$ (0.37)	$ 0.58	$ 0.05	$ 0.36

Weighted average number of
shares outstanding	10,277	10,872	9,104	8,666	8,678

Balance Sheet Data:
Working capital	$ 28,095	$ 30,609	$ 38,790	$ 25,046	$ 28,746
Total assets	99,048	99,679	103,636	85,685	85,211
Total debt	28,135	27,825	27,913	41,268	43,028
Stockholders’ equity	43,168	44,734	52,333	22,167	21,778

(1)	The Company’s fiscal year ends on the Saturday nearest to December 31.

-13-

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Informational Note

     This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions; the availability and cost of raw materials; the impact of competitive products and pricing; the timely development and market acceptance of the Company’s products; foreign exchange and political risks affecting international sales, in particular any continued weakness in Asian economies; and other risks detailed herein and from time-to-time in the Company’s Securities and Exchange Commission filings, including those discussed under “Risk Factors” in the Company’s Registration Statement on Form S-2 (Reg No. 333-35397).

NET SALES SUMMARY
(dollars in thousands)

	Fiscal Year Ended(1)
	1999		1998		1997
	Sales	Percent	Sales	Percent	Sales	Percent
Business Divisions:
Cooking Systems Group:
Conveyor oven equipment	$ 48,986	37.0	$ 45,605	34.5	$ 53,948	36.4
Counterline cooking
equipment	14,058	10.6	15,351	11.6	15,066	10.2
Core cooking equipment	41,702	31.4	39,348	29.7	34,282	23.1
International specialty
equipment	3,166	2.4	5,239	4.0	7,627	5.1

Cooking Systems Group(2)	107,912	81.4	105,543	79.8	110,923	74.8
International Distribution
Division (3)	40,352	30.6	439,09	29.5	47,668	32.2
Intercompany sales (4)	(16,105)	(12.1)	(14,678)	(11.1)	(16,216)	(10.9)
Other (5)	382	0.3	2,359	1.8	5,878	3.9

Total	$ 132,541	100.0	$ 132,320	100.0	$ 148,253	100.0

(1)	The Company’s fiscal year ends on the Saturday nearest to December 31.
(2)	In 1999, the International Specialty Equipment division was merged into the Cooking Systems Group. See note 10 for further information.
(3)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.
(4)	Represents the elimination of sales to the Company’s International Distribution Division from the Cooking Systems Group.
(5)	Includes sales of certain discontinued product lines.

-14-

Results of Operations

The following table sets forth certain items in the consolidated statement of earnings as a percentage of net sales for the periods presented:
	Fiscal Year Ended(1)
	1999	1998	1997
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.1	72.6	69.2

Gross profit	30.9	27.4	30.8
Selling, general and administrative expenses	25.0	24.9	22.1
Non-recurring expense	1.6	2.6	—

Income (loss) from operations	4.3	(0.1)	8.7
Interest expense and deferred financing amortization, net	2.1	2.2	2.8
Other expense, net	0.6	0.7	0.3

Earnings (loss) before income taxes	1.6	(3.0)	5.6
Provision for income taxes	2.4	—	1.7

Earnings (loss) from continuing operations	(0.8)%	(3.0)%	3.9%

(1)	The Company’s fiscal year ends on the Saturday nearest to December 31.

Fiscal Year Ended January 1, 2000 as Compared to January 2, 1999

     Net sales. Net sales in fiscal 1999 increased 0.2% from $132.3 million in fiscal 1998 to $132.5 million in fiscal 1999. In 1999 the Company discontinued the manufacture of unprofitable product lines and the distribution of certain third-party products inconsistent with the Company’s long-term growth strategy. Discontinued product offerings accounted for a reduction in sales of approximately $7.0 million from 1998 to 1999, which was offset by increased sales of continuing product lines. Excluding the effect of discontinued product lines, the Company sales grew roughly 5% and included increases at both the Cooking Systems Group and International Distribution Division.

     Net sales of the Cooking Systems Group increased by $2.4 million or 2.2% from $105.5 million in fiscal 1998 to $107.9 million in fiscal 1999. Sales of conveyor oven equipment increased by $3.4 million or 7.4%. The increase in conveyor oven sales was attributable to increased sales to the major pizza chains, as these customers continue to execute domestic and international expansion strategies. Core cooking equipment sales increased $2.4 million or 6.0% reflecting continued market penetration and the initial success of new product introductions. These increases were offset in part by reduced sales of counterline cooking equipment and international specialty equipment. Counterline cooking equipment sales decreased $1.3 million or 8.4% as a result of the discontinuation of unprofitable product lines, while sales of continuing products increased slightly as compared to the prior year. Sales of international specialty equipment decreased $2.1 million or 39.6%from the prior year due primarily to lower sales resulting from slowed store openings of a major quick-service restaurant chain customer in Asia.

     Net sales of the Company’s International Distribution Division, Middleby Worldwide, increased by $1.3 million or 3.2% from $39.1 million in 1998 to $40.4 million in 1999. The sales increase was due in part to stronger conveyor oven sales, including those sales to major pizza chains expanding internationally. This increase was offset in part by the discontinuation of certain distributed products as the division refocused its sales and service efforts toward products which best complement the Company’s core competencies and provide the greatest profitability. The division experienced growth in the European and Latin American markets, while sales results within the Asian markets were mixed.

     Gross profit. Gross profit increased 13.1%, from $36.2 million in fiscal 1998 to $41.0 million in fiscal 1999. As a percentage of net sales, gross profit margin increased from 27.4% in 1998 to 30.9% in 1999.

     The Cooking Systems Group realized margin improvement in its conveyor oven, core cooking, and counterline cooking equipment product groups as a result of the benefits from cost reduction initiatives implemented during the year. The counterline cooking equipment product group also benefited from actions to discontinue certain unprofitable product models. These improvements were partly offset by a deterioration in gross margin for the international specialty equipment product group due to lower efficiencies resulting from reduced sales volumes and production slowdowns during extended negotiations with the labor union during the second half of the year.

     Gross profit margin at the International Distribution Division improved only slightly from the prior year, as the immediate benefits gained from product refocusing efforts were offset by increased inventory provisions related to the discontinued product offerings.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $33.1 million in 1999 and remained unchanged with the prior year as reduced selling and distribution expenses were offset by increased general and administrative expenses.

     Selling and distribution expenses decreased by $2.1 million or 10.2%, from $20.8 million in 1998 to $18.7 million in 1999, reflecting lower spending at both the Cooking Systems Group and the International Distribution Division. Lower expenses at the Cooking Systems Group were due to reduced payroll costs from employee reduction initiatives. In addition, commissions expense in 1999 was lower than 1998, as a greater portion of sales were sold direct to the customer rather than through independent sales representatives. Selling and distribution expenses at the International Distribution Division were also lower reflecting the benefit of cost reduction actions implemented in 1998 and 1999 which included the relocation, closure, and consolidation of various international sales offices and warehousing locations.

     General and administrative expenses increased by $2.1 million or 17.3%, from $12.3 million in 1998 to $14.4 million in 1999. This increase was due in part to higher provisions for bad debt both at the Cooking Systems Group and International Distribution Division. Expenses also reflect increased costs associated with employee benefit and compensation programs, including employee healthcare, incentive compensation and retirement benefits. Furthermore, depreciation and amortization expenses were also greater than in the prior year.

     Non-recurring expenses. Non-recurring expenses of $2.2 million were recorded during 1999 related to cost reduction initiatives. Included in these charges were $1.5 million related to severance obligations for headcount reductions and $0.7 million of expenses related to office closures. Severance charges were recorded related both to the Cooking Systems Group and International Distribution Division. In 1999, the employee headcount was reduced by 24% from 1,002 at January 2, 1999 to 763 at January 1, 2000, including a decrease of 150 employees internationally and 89 employees domestically.

     Income from operations. Income from operations increased $6.0 million to $5.7 million in fiscal 1999, as compared to a loss of $0.3 million in fiscal 1998. The improved results were due to higher gross margins and lower non-recurring expense.

     Non-operating expenses. Non-operating expenses decreased 9.5% from $3.9 million in fiscal 1998 to $3.5 million in fiscal 1999. Net interest expense declined by $0.2 million as a result of increased interest income on higher cash balances held during the year. Other expenses also decreased by $0.2 million during the year.

     Income taxes. The Company recorded a net tax provision of $3.2 million in fiscal 1999 at an effective rate of 145.8% primarily related to the Company’s domestic earnings, while no benefit was recorded related to losses incurred at certain foreign locations. Despite the recorded tax provision, the Company does not pay U.S. federal taxes, other than AMT tax due to tax loss carry-forwards available from prior years. In 1998 the Company recorded a net tax benefit of $0.2 million or 5.0% related to the Company’s domestic tax losses, reduced for adjustments in the tax valuation allowance for tax credits expected to expire unutilized.

Fiscal Year Ended January 2, 1999 as Compared to January 3, 1998

     Net sales. Net sales in fiscal 1998 decreased 10.7%, from $148.3 million in fiscal 1997 to $132.3 million in fiscal 1998. Sales were impacted by economic conditions in international markets and lower orders from certain major restaurant chain customers.

     Net sales of the Cooking Systems Group decreased by $5.4 million or 4.9% from $110.9 million in fiscal 1997 to $105.5 million in fiscal 1998. The decrease was attributable to reduced sales of conveyor oven and international specialty equipment. Conveyor oven equipment sales declined by 15.5%, resulting from decreased demand from a certain major restaurant chain, decreased sales into international markets affected by economic conditions, and the impact of a $5.2 million non-recurring service and parts order in 1997. This decrease was partially offset by a 14.8% increase in sales of core cooking equipment, attributable to continued market penetration and new product offerings. Counterline cooking equipment sales remained constant with the prior year. Sales of the international specialty equipment product group declined 31.3%. This decline resulted from delayed expansion plans by U.S. quick-service restaurant concepts into the Asia markets in addition to decreased hotel and resort development.

     Net sales of the International Distribution Division declined by 18.0%, as significantly lower sales in the troubled Asian and Middle East markets were partly offset by increased sales in Mexico.

     Gross profit. Gross profit decreased 20.8%, from $45.7 million in fiscal 1997 to $36.2 million in fiscal 1998. As a percentage of sales, gross margins decreased from 30.8% in fiscal 1997 to 27.4% in fiscal 1998. The reduction in margin percentage reflects the adverse impacts of reduced production efficiencies at the Cooking Systems Group resulting from lower volume and erratic customer demands throughout the year. Product warranty costs increased from the prior year for one-time issues associated with new product introductions and modifications. Gross margins at the International Distribution Division were affected by fluctuating foreign currencies, which had an unfavorable impact on pricing in international markets. In addition, gross profit was impacted by the liquidation and write-down of slow-moving inventories, including those in international markets affected by the economic conditions.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 0.9%, from $32.8 million in fiscal 1997 to $33.1 million in fiscal 1998. Operating expenses at the Cooking Systems Group were constant with lower selling expenses for the conveyor oven product group offset by increased selling expenses for the core cooking equipment product group. Operating expenses at the International Distribution Division increased slightly as compared to the prior year due to the full year effect of expenses associated with sales and distribution offices established during the second quarter of 1997. Additionally, the International Distribution Division incurred expense associated with efforts to reduce costs and decentralize operations from the U.S. to international-based regional centers. The increase in expense was offset in part by the cost savings of these actions realized during the fourth quarter of 1998.

     Non-recurring expenses. Non-recurring expenses of $3.4 million were recorded during the third and fourth quarter of 1998. This amount is comprised of $1.3 million associated with the abandonment of an enterprise-wide resource planning system, $0.2 million for restructuring actions related to the International Distribution Division, and $1.9 million associated with costs resulting from the discontinuation of distribution activities for all non-manufactured products by the Cooking Systems Group and the exit of a manufactured product line not consistent with the Company’s cooking and warming equipment strategy.

     Income from operations. Income from operations decreased from $12.9 million in fiscal 1997 to a loss of $0.3 million in 1998, primarily due to lower sales volumes, reduced margins and the effect of non-recurring expenses and other one-time items.

     Non-operating expenses. Non-operating expenses decreased by 15.3%, from $4.5 million in fiscal 1997 to $3.9 million in fiscal 1998. Net interest expense declined by $1.2 million as a result of the lower outstanding debt balances during the year. The Company utilized proceeds from the 1997 stock offering to repay amounts due under revolving credit facilities.

     Income taxes. The Company recorded a net tax benefit of $0.2 million at an effective rate of 5.0%. The net tax benefit reflects an adjustment to the valuation allowance of $0.9 million associated with tax credits, which are more likely than not to expire unutilized, in addition to the impact of losses at certain foreign operations with no recorded benefit.

Financial Condition and Liquidity

     Total cash and cash equivalents increased by $7.8 million to $14.5 million at January 1, 2000 from $6.8 million at January 2, 1999. Net borrowings increased from $27.8 million at January 2, 1999 to $28.1 million at January 1, 2000. The overall increase in liquidity resulted from net cash provided by operating activities of $9.8 million less cash used for investing and financing activities of $2.0 million.

     Operating activities. Net cash provided by operating activities before changes in assets and liabilities was $5.4 million in 1999 as compared to $1.3 million in fiscal 1998. This increase reflects the improvement in net earnings in 1999 as compared to 1998. Net cash provided by operating activities after changes in assets and liabilities was $9.8 million as compared to net cash provided of $2.3 million in the prior year. Accounts receivable increased $0.5 million due to higher international sales volumes as compared to the previous year. Inventories decreased by $3.5 million, as a result of continued efforts to reduce inventory levels, particularly at the international operations. Accounts payable decreased $2.1 million as a result of decreased year-end inventory purchases and the timing of disbursements. Net cash provided by changes in other assets and liabilities amounted to $3.4 million primarily due to an increase in unpaid liabilities associated with employee compensation, retirement benefits, and restructuring expenses.

     Investing activities. During 1999 the Company had capital expenditures of $1.4 million primarily to enhance manufacturing capabilities and to upgrade computer systems and equipment at the Cooking Systems Group. Additionally, the Company acquired the remaining interest in Design Tek, Inc., a kitchen design company with operations in Asia, for $0.2 million in 1999. This transaction increased the Company’s ownership interest in this operation to 100%.

     Financing activities. Net cash used by financing activities amounted to $0.4 million in fiscal 1999. Net borrowings under financing arrangements increased from $27.8 million to $28.1 million. The net increase in debt reflects the borrowings of $0.3 million under the intellectual property lease, a $0.2 million increase net foreign debt under the revolving credit line as a result of currency fluctuation, and repayment of $0.2 million under capital lease and other financing obligations. The Company also used $0.4 million to purchase Middleby stock on the behalf of an employee. The amount is repayable from the employee to the Company under specific terms of a note agreement.

     At January 1, 2000, the Company was in compliance with covenants pursuant to the multi-currency revolving credit facility and its $15.0 million senior note. Management believes that the Company will have sufficient financial resources available to meet its anticipated requirements for working capital, growth strategies, capital expenditures and debt amortization for the foreseeable future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

International Exposure

     The Company has manufacturing operations located in Asia and distribution operations in Asia, Europe, and Latin America. The Company’s operations are subject to the impact of economic downturns, political instability, and foreign trade restrictions, which may adversely affect the financial results. The Company anticipates that international sales will continue to account for a significant portion of consolidated net sales in the foreseeable future. Some sales by the foreign operations are in local currency and an increase in the relative value of the U.S. dollar against such currencies would lead to the reduction in consolidated sales and earnings. Additionally, foreign currency exposures are not fully hedged and there can be no assurances that the Company’s future results of operations will not be adversely affected by currency fluctuations.

Derivative Financial Instruments

The Company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The Company’s primary exposure to changes in foreign currency rates results from intercompany loans made between Middleby affiliates to minimize the need for borrowings from third parties. Additionally, the Company enters into foreign currency forward purchase and sale contracts to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The Company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the Company identifies and aggregates naturally occurring offsetting positions and then hedges residual exposures. The following table summarizes the forward purchase contracts outstanding at January 1, 2000:

Sell	Purchase	Maturity
358,200,000 South Korean Won	$300,000 US Dollars	March 2, 2000
310,695,000 South Korean Won	$275,000 US Dollars	March 2, 2000
14,517,000 Taiwan Dollar	$450,000 US Dollars	March 2, 2000
15,865,000 Taiwan Dollar	$500,000 US Dollars	March 2, 2000
159,450,000 Japanese Yen	$1,500,000 US Dollars	March 7, 2000

Interest Rate Risk

The Company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the Company’s debt obligations:
	Fixed Rate Debt	Variable Rate Debt
	(dollars in thousands)
2000	$ 7,131	$ —
2001	9,857	3,647
2002	5,000	—
2003	2,500	—

	$24,488	$3,647

     Fixed rate debt is comprised of a $15.0 million senior note and $9.5 million due under lease arrangements. The senior note bears interest at a rate of 10.99% and the lease arrangements bear interest at an average implicit interest rate of 10.3%. Variable rate debt is comprised of borrowings under the Company’s $10.0 million revolving credit line, which includes a $2.7 million Yen denominated loan and a $0.9 million Euro denominated loan. Interest under the revolving credit facility is assessed based upon the bank’s reference rate in each respective country. The interest rate assessed to the Yen and Euro denominated loans at January 1, 2000 were 0.8% and 4.3%, respectively.

Item 8. Financial Statements and Supplementary Data

Page

Report of Independent Public Accountants	23

Consolidated Balance Sheets	24

Consolidated Statements of Earnings	25

Consolidated Statements of Changes in Stockholders’ Equity	26

Consolidated Statements of Cash Flows	27

Notes to Consolidated Financial Statements	28

The following consolidated financial statement schedule is included in response to Item 14(d).

Schedule II - Valuation and Qualifying Accounts and Reserves	45

All other schedules for which provision is made to applicable regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
of The Middleby Corporation:

We have audited the accompanying consolidated balance sheets of THE MIDDLEBY CORPORATION (a Delaware corporation) and Subsidiaries as of January 1, 2000, and January 2, 1999, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 1, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Middleby Corporation and Subsidiaries as of January 1, 2000, and January 2, 1999, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2000, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subject to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Chicago, Illinois
February 10, 2000

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS JANUARY 1, 2000 AND JANUARY 2, 1999 (dollars in thousands, except per share data)

ASSETS	1999	1998
Current assets:
Cash and cash equivalents	$ 14,536	$ 6,768
Accounts receivable, net	24,919	24,330
Inventories, net	16,884	20,456
Prepaid expenses and other	689	941
Current deferred taxes	3,350	2,895

Total current assets	60,378	55,390
Property, plant and equipment, net	21,281	22,596
Excess purchase price over net assets acquired, net	13,962	14,372
Deferred taxes	2,332	5,347
Other assets	1,095	1,974

Total assets	$ 99,048	$ 99,679

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$ 7,131	$ 1,893
Accounts payable	8,861	10,945
Accrued expenses	16,291	11,943

Total current liabilities	32,283	24,781
Long-term debt	21,004	25,932
Retirement benefits and other non-current liabilities	2,593	4,232
Stockholders’ equity:
Preferred stock, $.01 par value; none issued	—	—
Common stock, $.01 par value, 11,008,771 and 10,995,521
shares issued in 1999 and 1998, respectively	110	110
Paid-in capital	54,220	54,602
Treasury stock at cost; 837,800 shares in 1999 and 1998	(3,309)	(3,309)
Accumulated deficit	(5,297)	(4,303)
Accumulated other comprehensive income	(2,556)	(2,366)

Total stockholders’ equity	43,168	44,734

Total liabilities and stockholders’ equity	$ 99,048	$ 99,679

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements. -24-

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999
AND JANUARY 3, 1998

(dollars in thousands, except per share data)

	1999	1998	1997
Net sales	$ 132,541	$ 132,320	$ 148,253
Cost of sales	91,551	96,082	102,523

Gross profit	40,990	36,238	45,730
Selling and distribution expenses	18,694	20,817	22,150
General and administrative expenses	14,430	12,304	10,689
Non-recurring expenses	2,208	3,457	—

Income (loss) from operations	5,658	(340)	12,891
Interest expense and deferred financing amortization, net	2,724	2,916	4,136
Other expense, net	763	939	413

Earnings (loss) before income taxes	2,171	(4,195)	8,342
Provision (benefit) for income taxes	3,165	(211)	2,538

Earnings (loss) from continuing operations	(994)	(3,984)	5,804
Discontinued operations, net of income tax:
Loss on disposal including operating losses
during the phase-out period	—	—	(564)

Net earnings (loss)	$ (994)	$ (3,984)	$ 5,240

Basic earnings (loss) per share:
Continuing operations	$ (0.10)	$ (0.37)	$ 0.65
Discontinued operations	—	—	(0.06)

Net earnings (loss) per share	$ (0.10)	$ (0.37)	$ 0.59

Weighted average number of shares	10,161	10,761	8,863

Diluted earnings (loss) per share:
Continuing operations	$ (0.10)	$ (0.37)	$ 0.64
Discontinued operations	—	—	(0.06)

Net earnings (loss) per share	$ (0.10)	$ (0.37)	$ 0.58

Weighted average number of shares	10,277	10,872	9,104

The accompanying Notes to Consolidated Financial Statements
are an integral part of these statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999
AND JANUARY 3, 1998
(dollars in thousands)

	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance December 28, 1996	$ 85	$ 28,108	$ —	$(5,559)	$ (467)	$ 22,167

Comprehensive income:
Net earnings	—	—	—	5,240	—	5,240
Currency translation adjustments	—	—	—	—	(989)	(989)
Decrease in minimum pension liability	—	—	—	15	15	15

Net comprehensive income	—	—	—	5,240	(974)	4,266
Adjustments to valuation allowance	—	3,558	—	—	—	3,558
Proceeds from stock offering	24	22,069	—	—	—	22,093
Issuance of stock	—	213	—	—	—	213
Exercise of stock options	—	36	—	—	—	36

Balance, January 3, 1998	$ 109	$ 53,984	$ —	$ (319)	$(1,441)	$ 52,333

Comprehensive income:
Net loss	—	—	—	(3,984)	—	(3,984)
Currency translation adjustments	—	—	—	—	177	177
Increase in minimum pension liability	—	—	—	—	(1,102)	(1,102)

Net comprehensive income	—	—	—	(3,984)	(925)	(4,909)
Exercise of stock options	—	81	—	—	—	81
Issuance of stock	1	537	—	—	—	538
Purchase of treasury stock	—	—	(3,309)	—	—	(3,309)

Balance, January 2, 1999	$ 110	$ 54,602	$(3,309)	$(4,303)	$(2,366)	$ 44,734

Comprehensive income:
Net loss	—	—	—	(994)	—	(994)
Currency translation adjustments	—	—	—	—	(288)	(288)
Decrease in minimum pension liability	—	—	—	—	98	98

Net comprehensive income	—	—	—	(994)	(190)	(1,184)
Exercise of stock options	—	52	—	—	—	52
Purchase of stock on behalf of employee	—	(434)	—	—	—	(434)

Balance, January 1, 2000	$ 110	$ 54,220	$(3,309)	$(5,297)	$(2,556)	$ 43,168

The accompanying notes to Consolidated Financial Statements are an integral part of these statements. -26-

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998 (dollars in thousands)

	1999	1998	1997
Cash flows from operating activities —
Net earnings (loss)	$ (994)	$(3,984)	$ 5,240
Adjustments to reconcile net earnings to net cash provided by continuing operating activities —
Depreciation and amortization	3,509	3,160	2,953
Non-cash portion of tax provision	2,560	(843)	2,370
Non-cash portion of non-recurring expense	300	3,001	—
Discontinued operations	—	—	564
Cash effects of changes in —
Accounts receivable	(454)	1,009	(2,392)
Inventories	3,548	1,774	(3,116)
Prepaid expenses and other assets	980	(670)	(1,271)
Accounts payable	(2,068)	(655)	1,231
Accrued expenses and other liabilities	2,381	(487)	(746)

Net cash provided by continuing operating activities	9,762	2,305	4,833
Net cash (used in) discontinued operating activities	—	—	(2,963)

Net cash provided by operating activities	9,762	2,305	1,870

Cash flows from investing activities —
Additions to property and equipment	(1,401)	(3,830)	(4,959)
Purchase of subsidiary minority interest	(203)	(1,249)	—
Proceeds from sale of discontinued operations	—	—	6,281

Net cash provided by (used in) investing activities	(1,604)	(5,079)	1,322

Cash flows from financing activities —
Proceeds (repayments) under intellectual property lease	290	(1,551)	10,200
Proceeds (repayments) under revolving credit facilities	(145)	3,474	(14,575)
Reduction in term loans	—	—	(8,362)
Reduction in foreign bank debt	—	(1,793)	(1,595)
Proceeds from public stock offering	—	—	22,093
Repurchase of treasury stock	—	(3,309)	—
Proceeds from other stock issuances	52	618	249
Stock purchased on behalf of employee	(434)	—	—
Other financing activities, net	(153)	(218)	(291)

Net cash provided by (used in) financing activities	(390)	(2,779)	7,719

Changes in cash and cash equivalents —
Net increase (decrease) in cash and cash equivalents	7,768	(5,553)	10,911
Cash and cash equivalents at beginning of year	6,768	12,321	1,410

Cash and cash equivalents at end of year	$ 14,536	$ 6,768	$ 12,321

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements. -27-

THE MIDDLEBY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

The Middleby Corporation (the “Company”) is engaged in the design, manufacture and sale of commercial and institutional foodservice equipment. Its major lines of products consist of conveyor ovens, toasters, counter-top cooking and warming equipment, ranges, convection ovens, broilers, steamers and semi-custom fabrication. The Company manufactures and assembles most of this equipment at two factories in the United States and one operation in the Philippines.

The Company’s domestic sales are primarily through independent dealers and distributors and are marketed by the Company’s sales personnel and network of independent manufacturers’ representatives. The Company’s international sales are through a combined network of independent and Company-owned distributors. The Company maintains distribution offices in Canada, China, France, Japan, Korea, Mexico, the Philippines, Spain and Taiwan. The Company’s end-user customers include: (i) fast food or quick-service restaurants, including those restaurants that primarily offer pizza, (ii) full-service restaurants, including casual-theme restaurants, (iii) retail outlets, such as convenience stores, supermarkets and department stores and (iv) public and private institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, military facilities and government agencies. Included in these customers are several large multi-national restaurant chains which account for a significant portion of the Company’s business, although no single customer accounts for more than 10% of net sales.

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

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

     The Company’s fiscal year ends on the Saturday nearest December 31. Fiscal years 1999, 1998 and 1997 ended on January 1, 2000, January 2, 1999 and January 3, 1998, respectively, and included 52, 52 and 53 weeks, respectively.

(b)	Cash and Cash Equivalents

     The Company considers all short-term investments with original maturities of three months or less when acquired to be cash equivalents. The Company’s policy is to invest its excess cash in U.S. Government securities, interest-bearing deposits with major banks, municipal notes and bonds and commercial paper of companies with strong credit ratings that are subject to minimal credit and market risk.

(c)	Accounts Receivable

Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $1,721,000 and $805,000 at January 1, 2000 and January 2, 1999, respectively.
(d)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined utilizing the first-in, first-out (FIFO) inventory method. Inventories at January 1, 2000 and January 2, 1999 are as follows:

	1999	1998
	(dollars in thousands)
Raw materials and parts	$ 4,738	$ 5,281
Work in process	3,904	3,743
Finished goods	8,242	11,432

	$16,884	$20,456

-29-

(e)	Property, Plant and Equipment

Property, plant and equipment are carried at cost as follows:

	1999	1998
	(dollars in thousands)
Land and improvements	$ 3,322	$ 3,322
Building and improvements	12,745	12,054
Furniture and fixtures	8,077	7,191
Machinery and equipment	14,964	15,939

	39,108	38,506
Less accumulated depreciation	(17,827)	(15,910)

	$ 21,281	$ 22,596

     Depreciation is provided for financial statement purposes using the straight-line method and amounted to $2,745,000, $2,510,000 and $2,094,000 in fiscal 1999, 1998 and 1997, respectively. Following is a summary of the estimated useful lives:

Description	Life
Land improvements	7 years
Building and improvements	20 to 40 years
Furniture and fixtures	5 to 7 years
Machinery and equipment	3 to 10 years

      Expenditures which significantly extend useful lives are capitalized. Maintenance and repairs are charged to expense as incurred. Asset impairments are recorded whenever events or changes in circumstances indicate that the recorded value of an asset is less than the sum of its expected future undiscounted cash flows.

(f)	Excess Purchase Price Over Net Assets Acquired

     The excess purchase price over net assets acquired is being amortized using a straight-line method over periods of 3 to 40 years. Amounts presented are net of accumulated amortization of $6,485,000 and $5,708,000 at January 1, 2000 and January 2, 1999, respectively. The Company periodically evaluates the useful life and realizability of the excess purchase price over net assets acquired based on current events and circumstances. Impairments are measured utilizing an undiscounted future cash flow method and are recorded at the time management deems an impairment has occurred.

(g)	Accrued Expenses

Accrued expenses consist of the following at January 1, 2000 and January 2, 1999, respectively:

	1999	1998
	(dollars in thousands)
Accrued payroll and related expenses	$ 4,820	$ 2,629
Accrued customer rebates	3,472	3,088
Accrued commissions	1,074	1,497
Accrued warranty	1,628	1,372
Other accrued expenses	5,297	3,357

	$16,291	$11,943

(h)	Fair Value of Financial Instruments

     The carrying value of all financial instruments approximates the fair value of those assets and liabilities. The Company uses derivative financial instruments, principally forward contracts, to hedge its exposure to changes in foreign currency exchange rates. These instruments are adjusted to market value and the related exchange gains and losses are recorded in the statement of earnings.

(i)	Foreign Currency

     Foreign currency transactions are accounted for in accordance with Statement of Financial Accounting Standards No. 52 (“SFAS No. 52”) “Foreign Currency Translation.” Assets and liabilities of the Company’s foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity until sale or liquidation of the net investment in the foreign entity takes place. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur. Intercompany transactions of a long-term investment nature are considered part of the Company’s net investment and hence do not give rise to gains or losses.

(j)	Use of Estimates

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

(k)	Revenue Recognition

     Revenue is recognized from sales when a product is shipped. The Company recognizes warranty and equipment installation expenses at the time a product is shipped, if applicable. The expense is estimated considering warranty policies and historical experience.

(l)	Research and Development Costs

     Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $1,505,000, $1,796,000 and $1,695,000 in fiscal 1999, 1998 and 1997, respectively.

(m)	Earnings Per Share

     During the fourth quarter of 1997, the Company SFAS No. 128 “Earnings Per Share.” Under SFAS 128, “basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding, warrants and other potential common shares, if they are dilutive. The Company’s common share equivalents consist of shares issuable on exercise of outstanding options computed using the treasury method and amounted to 116,000, 111,000 and 241,000 for fiscal 1999, 1998 and 1997, respectively.

(n)	Consolidated Statements of Cash Flows

     Cash paid for interest was $2,335,000, $2,877,000 and $3,925,000 in fiscal 1999, 1998 and 1997, respectively. Cash payments totaling $204,000, $565,000 and $304,000 made for income taxes during fiscal 1999, 1998 and 1997, respectively.

(o)	New Accounting Pronouncements

     In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This standard requires that an entity recognize derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. SFAS No. 137 amended the effective date of SFAS No. 133 to being effective for fiscal years beginning after June 15, 2000. As a result, the Company will adopt the requirements of SFAS No. 133 in the first quarter of the fiscal year 2001. Based on current circumstances, the Company does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or results of operations of the Company.

(3)	FINANCING ARRANGEMENTS

The following is a summary of long-term debt at January 1, 2000 and January 2, 1999:

	1999	1998
	(dollars in thousands)
Unsecured senior note	$15,000	$15,000
Unsecured revolving credit line	3,647	3,474
Intellectual property lease	8,939	8,649
Other financing	549	702

	28,135	27,825
Less current maturities of
long-term debt	7,131	1,893

	$21,004	$25,932

     The unsecured senior note bears interest at 10.99% and matures January 10, 2003 with semi-annual payments of $2,500,000 beginning in July 2000. A warrant for the purchase of 250,000 shares of common stock of the Company at an exercise price of $3 per share was issued in conjunction with the note.

     As of January 1, 2000, the Company had borrowings of $2,753,000 in a Yen denominated loan and $894,000 in a Euro denominated loan under the Company’s unsecured multi-currency revolving credit line. There were no borrowings in U.S. Dollars at year-end under this facility. Interest on U.S. borrowings is assessed at floating interest rates of between 0.3% to 2.0% above LIBOR rate or at the bank’s reference rate to 0.5% below that reference rate. The interest rate is adjusted quarterly based on the Company’s defined indebtedness ratio on a rolling four-quarter basis. Interest on foreign borrowings is determined based upon the bank’s reference rate within that country. As of January 1, 2000, the interest rates on the Yen and Euro denominated borrowings were 0.8% and 4.3%, respectively. A variable commitment fee, based upon the indebtedness ratio, of between 0.075% to 0.35% is charged on the unused portion of the line of credit. The multi-currency revolving line of credit expires on February 28, 2001, and may be extended for an additional year at the Company’s option.

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

     The terms of the credit and note agreements limit the paying of dividends, limit capital expenditures and leases, and require, among other things, a minimum amount, as defined, of stockholders’ equity, and certain ratios of indebtedness and fixed charge coverage. The credit and note agreements also provide that if a material adverse change in the Company’s business operations or conditions occurs, the lender and noteholder could declare an event of default. At January 1, 2000, the Company was in compliance with all covenants pursuant to its revolving credit facility and note agreement.

     The aggregate amount of long-term debt payable during each of the next five years and thereafter is as follows:

(dollars in thousands)

2000	$7,131
2001	13,504
2002	5,000
2003	2,500
2004 and thereafter	—

$28,135

(4)	COMMON AND PREFERRED STOCK

(a)	Shares Authorized and Issued

     At January 1, 2000 and January 2, 1999, the Company had 20,000,000 shares of common stock and 2,000,000 shares of Non-voting Preferred Stock authorized. At January 1, 2000, there were 11,008,771 common stock shares issued.

(b)	Public Stock Offering

     In December 1997, the Company completed a public stock offering. The offering totaled 3,001,500 shares of which the Company sold 2,391,500 shares and 610,000 shares were sold by selling stockholders. Net proceeds to the Company totaled approximately $22.1 million and were used to repay certain indebtedness.

(c)	Treasury Stock

     In July 1998, the Company’s Board of Directors adopted a stock repurchase program and during 1998 authorized the purchase of up to 1,800,000 common shares in open market purchases. As of January 1, 2000, 837,800 shares had been purchased for $3.3 million.

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

     The Company maintains a 1998 Stock Incentive Plan (the “Plan”), as adopted effective as of February 19, 1998, which provides rights to key employees to purchase shares of common stock at specified exercise prices. The Plan supercedes the 1989 Stock Incentive Plan, as amended, and no further options will be granted under the 1989 Plan. A maximum amount of 550,000 shares can be issued under the Plan. Options may be exercised upon certain vesting requirements being met, but expire to the extent unexercised within a maximum of ten years from the date of grant. Options typically vest over a four year period from the date of grant. The weighted average exercise price of options outstanding under the Plan was $7.43 at January 1, 2000 and $6.41 at January 2, 1999.

     In addition to the above Plan, certain directors of the Company have options outstanding at January 1, 2000 for 1,000 shares exercisable at $1.875 per share and 75,000 shares exercisable at $7.50 per share.

A summary of stock option activity is presented below:

Stock Option Activity	Employees	Directors	Option Price Per Share
Outstanding at
December 28, 1996	136,600	82,000

Granted	5,000	—	$9.63
Exercised	(4,562)	(6,000)	$1.875 to $5.63
Forfeited	(12,500)	—	$5.25 to $5.63

Outstanding at
January 3, 1998	124,538	76,000

Granted	200,000	—	$7.09
Exercised	(29,300)	—	$1.25 to $7.38
Forfeited	(3,250)	—	$5.25 to $5.63

Outstanding at
January 2, 1999	291,988	76,000

Granted	70,800	—	$4.50
Exercised	(13,250)	—	$1.250 to $5.625
Forfeited	(31,488)	—	$2.625 to $5.625

Outstanding at
January 1, 2000	318,050	76,000

Exercisable at
January 1, 2000	126,938	57,250

     As permitted under SFAS No. 123: “Accounting for Stock-Based Compensation”, the Company has elected to follow APB Opinion No. 25: “Accounting for Stock Issued to Employees” in accounting for stock-based awards to employees and directors. Under APB 25, because the exercise price of the Company’s stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s financial statements for all periods presented.

     Pro forma information regarding net earnings and earnings per share is required by SFAS 123. This information is required to be determined as if the Company had accounted for its employee and director stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The weighted average estimated fair value of stock options granted in fiscal 1999, 1998 and 1997 was $2.67, $3.62 and $5.32 per share, respectively. The fair value of options has been estimated at the date of grant using a Black-Scholes option pricing model with the following general assumptions: risk-free interest rate of 5.5 to 5.8 percent, no expected dividend yield, expected lives of 3.5 to 9.0 years and expected volatility of 40 to 60 percent.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net income and per share data from continuing operations is as follows:

	1999	1998	1997
(dollars in thousands, except per share data)
Earnings (loss) from continuing operations	$ (1,061)	$ (4,047)	$ 5,675

Per share:
Basic	$ (.10)	$ (0.38)	$ 0.64
Diluted	$ (.10)	$ (0.38)	$ 0.62

(5)	INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

	1999	1998	1997
	(dollars in thousands)
Federal	$ 2,740	$(250)	$ 2,346
State and local	270	(42)	178
Foreign	155	81	14

Total	$ 3,165	$(211)	$ 2,538

Current	$ 4,075	$ 141	$ 3,124
Deferred	(910)	(352)	(586)

Total	$ 3,165	$(211)	$ 2,538

-37-
Reconciliation of the differences between income taxes computed at the Federal statutory rate to the effective rate are as follows:
	1999	1998	1997
U.S. federal statutory tax rate	34.0%	34.0%	34.0%
NOL utilization and adjustments
to valuation allowance	—	(18.8)	(13.1)
Permanent book vs. tax
differences	17.7	(4.0)	1.8
Foreign tax losses with no benefit
and rate differentials	81.7	(8.2)	5.6
State taxes, net of federal
benefit	12.4	2.0	2.1

Consolidated effective tax rate for
continuing operations	145.8%	5.0%	30.4%

At January 1, 2000 and January 2, 1999, the Company had recorded the following deferred tax assets and liabilities which were comprised of the following:
	1999	1998
	(dollars in thousands)
Deferred tax assets:
Federal net operating loss carry-forwards	$1,160	$4,873
Tax credit carry-forwards	1,683	1,725
Foreign net operating loss carry-forwards	1,147	1,506
Accrued pension benefits	1,048	1,184
Inventory reserves	559	306
Reserve for product line discontinuance	—	699
Accrued warranty	577	508
Other	1,998	1,369
Valuation allowance	(1,818)	(2,218)

Deferred tax assets	6,354	9,952
Deferred tax liabilities:
Depreciation	(672)	(1,710)

Net deferred tax assets	$5,682	$8,242

      As of January 1, 2000, the consolidated tax loss carry-forwards for Federal income tax purposes were approximately $1,160,000 on an after tax basis. These carry-forwards expire as follows: $243,000 in 2006; and $917,000 in 2007. Tax credit carry-forwards are comprised of business tax credits of approximately $958,000, which expire from 2000 through 2002 and Federal alternative minimum tax credits of approximately $725,000 that do not expire. Foreign net operating loss carry-forwards relate primarily to the Company’s operations in Japan, Korea and Taiwan and have varying expiration periods.

-38-

     The decrease in the net tax asset is primarily due to the utilization of net operating loss carry-forwards. The valuation allowance has been established related to business tax credits and foreign net operating loss carry-forwards which will more likely than not expire unutilized.

(6)	COMMITMENTS AND CONTINGENCIES

     The Company leases office and plant facilities and equipment under operating leases, which expire in fiscal 2000 through 2004. Rental expense was $1,773,000, $1,280,000 and $1,569,000 in fiscal 1999, 1998 and 1997, respectively. Future minimum rental payments under these leases are as follows:

(dollars in thousands)

2000	840
2001	657
2002	316
2003	225
2004 and thereafter	208

$2,246

(7)	DISCONTINUED OPERATION

     On January 23, 1997, the Company completed the sale of substantially all of the assets of the Victory Refrigeration Company. The Company recorded a loss on the disposal of the business of $564,000 in 1997.

(8)	NON-RECURRING EXPENSES

     During the third quarter of 1999, the Company recorded restructuring charges aggregating to $1,248,000. The charge provided for $1,020,000 related to cost reduction actions at the Company’s International Distribution business. These actions include the closure of the division headquarters located in Florida and employee reduction efforts at the Florida headquarters office and the Japanese distribution operation. The headquarters for the International Distribution business has been integrated within the Company’s existing Corporate office. Distribution operations previously existing at the Florida facility have been integrated within regional distribution operations in Asia, Europe and Latin America. The recorded charge consists of lease exit costs of $360,000, the disposal of fixed assets of $300,000, and severance benefits of $360,000 for 11 employees. Additional charges of $228,000 were recorded principally for severance benefits for 87 employees within the Philippines manufacturing operations of the Cooking Systems Group. As of January 1, 2000,

the Company had $545,000 of remaining reserves associated with these actions, which included $185,000 for severance benefits to be paid in full by the end of the second quarter of 2000 and $360,000 associated with lease liabilities pertaining to the exited facility. The Company is aggressively pursuing alternatives to terminate or sublease the exited facility. All other actions associated with the third quarter restructuring were fully completed at year end.

     During the first and second quarters of 1999, the Company recorded non-recurring expenses in the amount of $750,000 and $211,000, respectively. These charges principally related to severance benefits for 52 terminated employees at the Cooking Systems Group and the International Distribution Division. As of January 1, 2000, the remaining liability associated with unpaid severance benefits amounted to $50,000 and will be paid in full by the second quarter of 2000.

     During the fourth quarter of 1998, the Cooking Systems Group recorded charges of $1,932,000 associated with the decision to discontinue certain non-strategic product lines. All actions associated with this initiative were fully concluded at the end of the third quarter of 1999.

     During the third quarter of 1998, the Company decided to discontinue the implementation and fully abandon an enterprise-wide resource planning system. This decision resulted from the failure of the system to meet certain performance specifications. The total expense resulting from this decision amounted to $1,335,000 and was recorded in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of.” This charge reflects the complete write-off of costs associated with the system, including capitalized software, program development and implementation costs. Additionally, during the third quarter of 1998, the Company recorded charges of $190,000 for restructuring actions related to its International Distribution Division and initiatives to reduce operating costs. These actions included the disposal of assets resulting from the relocation from certain leased facilities and severance benefits associated with terminated employees. These actions were completed in 1998.

(9)	ACQUISITION OF MINORITY INTEREST

     During the first quarter of 1999, the Company acquired the remaining interest in Design-Tek, Inc. from its founder and president. This business unit was then subsequently merged into Middleby Worldwide, the Company’s international distribution and service organization. The remaining interest was acquired for $203,000 and allocated to goodwill, which is to be amortized over a period of three years.

     During the first quarter of 1998, the Company acquired the remaining interest in Asbury Associates, Inc. and Middleby Philippines Corporation from the founder and president of Asbury Associates, Inc. The remaining interest was acquired for $512,000 in cash, 50,000 shares of common stock with a market value of $387,000 at the date of issuance and forgiveness of certain minority interest liabilities owed by the minority shareholder. This transaction increased the Company’s ownership interest in these subsidiaries to 100%. The excess purchase price over the value of assets acquired of $1,249,000 was allocated to goodwill and is to be amortized over a period of 15 years.

(10)	SEGMENT INFORMATION

     The Company operates in two reportable operating segments defined by management reporting structure and operating activities. The International Specialty Equipment Division was merged into the Cooking Systems Group in 1999 as a result of changes in company management and the organizational reporting structure. Prior year amounts have been restated to present information on a consistent basis.

     The worldwide manufacturing divisions operate through the Cooking Systems Group. This business division has manufacturing facilities in Illinois, North Carolina and the Philippines. This division supports four major product groups, including conveyor oven equipment, core cooking equipment, counterline cooking equipment, and international specialty equipment. Principal product lines of the conveyor oven product group include Middleby Marshall ovens and CTX ovens. Principal product lines of the core cooking equipment product group include the Southbend product line of ranges, steamers, convection ovens, broilers, fryers, griddles and steam cooking equipment. The counterline cooking and warming equipment product group includes toasters, hot food servers, foodwarmers, griddles, fryers and ranges distributed under the Toastmaster brand name. The international specialty equipment product group is primarily comprised of food preparation tables, undercounter refrigeration systems, ventilation systems and other fabricated equipment used in commercial kitchens.

     The International Distribution Division provides integrated design, export management, distribution and installation services through its operations in Canada, China, France, Japan, Korea, Mexico, the Philippines, Spain, and Taiwan. The division sells the Company’s product lines and certain non-competing complementary product lines throughout the world. For a local country distributor or dealer, the Company is able to provide a centralized source of foodservice equipment with complete export management and product support services.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates individual segment performance based on operating income. Intersegment sales are made at established arms length transfer prices.

The following table summarizes the results of operations for the Company’s business segments:

	Cooking Systems Group	International Distribution	Corporate and Other(1)	Eliminations(2)	Total
1999
Net Sales	$107,912	$ 40,352	382	$(16,105)	$ 132,541
Operating Income	13,644	(2,206)	(5,538)	(242)	5,658
Non-recurring Expens	692	245	1,271	—	2,208
Depreciation Expense	2,350	299	96	—	2,745
Capital Expenditures	1,049	246	106	—	1,401
Total Assets	55,915	20,417	25,177	(2,461)	99,048
Long-lived Assets	20,962	1,138	16,570	—	38,670

1998
Net Sales	$105,543	$ 39,096	$ 2,359	$(14,678)	$ 132,320
Operating Income	7,719	(2,629)	(4,979)	(451)	(340)
Non-recurring expens	1,932	—	1,525	—	3,457
Depreciation expense	2,211	201	98	—	2,510
Capital expenditures	3,463	39	328	—	3,830
Total Assets	58,535	22,786	22,055	(6,785)	96,591
Long-lived Assets	28,829	1,351	14,109	—	44,289

1997
Net Sales	$110,923	$ 47,668	$ 5,878	$(16,216)	$ 148,253
Operating Income	16,452	(543)	(2,869)	(149)	12,891
Depreciation Expense	1,758	245	91	—	2,094
Capital Expenditures	3,943	414	602	—	4,959
Total Assets	61,756	22,021	27,813	(7,954)	103,636
Long-lived Assets	27,804	1,293	11,647	—	40,744

(1)	Includes sales of certain discontinued product lines in addition to corporate and other general company assets and operations.
(2)	Includes elimination of intercompany sales, profit in inventory, and intercompany receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

Net sales by each major geographic region are as follows:

	1999	1998	1997
	(dollars in thousands)

United States	$ 89,084	$ 89,005	$ 92,958

Asia	11,434	15,034	25,857
Europe and Middle East	14,778	13,451	16,416
Latin America	12,742	10,061	7,563
Canada	4,503	4,769	5,459

Total international	43,457	43,315	55,295

	$132,541	$132,320	$148,253

(11)	EMPLOYEE BENEFIT PLANS

     The Company maintains a non-contributory defined benefit plan for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the Company. The plan is funded in accordance with provisions of the Employee Retirement Income Security Act of 1974.

     The Company also maintains retirement benefit agreements with its Chairman and President, and a non-qualified defined benefit retirement plan for certain officers. The retirement benefits are based upon a percentage of the officer’s final base salary and number of years of employment. Additionally, the Company maintains a retirement plan for non-employee directors. The plan provides for an annual benefit upon retirement from the Board of Directors at age 70, equal to 100% of the director’s last annual retainer, payable for a number of years equal to the director’s years of service up to a maximum of 10 years.

     A summary of the plans’ benefit obligations, funded status, and net balance sheet position is as follows:

	(dollars in thousands)
	1999 Union Plan	1999 Executive Plans	1998 Union Plan	1998 Executive Plans
Change in Benefit Obligation:
Benefit obligation - beginning of year	$ 2,715	$ 3,001	$ 2,204	$ 1,901

Service cost	145	252	111	178
Interest on benefit obligations	173	227	162	143
Actual return on assets	103	—	(71)	—
Net amortization and deferral	(158)	258	(51)	92

Net pension expense	263	737	151	413
Net benefit payments	(127)	(7)	(100)	—
Actuarial (gain) loss	(62)	(97)	460	687

Benefit obligation - end of year	2,789	3,634	2,715	3,001

Change in Plan Assets:
Plan assets at fair value - beginning of year	2,134	—	1,858	—
Company contributions	269	1,613	301	—
Investment gain	103	—	148	—
Benefit payments and plan expenses	(127)	—	(173)	—

Plan assets at fair value - end of year	2,379	1,613	2,134	—

Unfunded benefit obligation	(410)	(2,021)	(581)	(3,001)
Unrecognized net loss	697	590	699	686
Unrecognized prior year service cost	208	—	245	—
Unrecognized net transition asset	(11)	—	(15)	—

Net amount recognized in the balance
sheet at year-end	$ 484	$(1,431)	$ 348	$(2,315)

Assumed discount rate	6.5%	6.2%	6.5%	6.2%
Expected return on assets	8.5%	8.5%	8.5%	—

-43-

     The Company also maintains a discretionary profit sharing plan and 401k savings plan for salaried and non-union hourly employees in the United States. Contributions to the profit sharing plan amounted to $300,000, $300,000 and $310,000 in fiscal 1999, 1998 and 1997 respectively.

(12)	QUARTERLY DATA (UNAUDITED)

	1st	2nd	3rd	4th	Total Year
	(dollars in thousands, except per share data)
1999

Net sales	$ 32,441	$ 36,527	$ 31,988	$ 31,585	$ 132,541
Gross profit	9,626	10,726	10,178	10,460	40,990
Non-recurring expense	750	210	1,248	—	2,208
Income (loss) from operations	986	2,236	757	1,679	5,658
Net earnings (loss)	$ (350)	$ 401	$ (657)	$ (388)	$ (994)

Basic earnings (loss) per share (1)	$ (0.03)	$ 0.04	$ (0.06)	$ (0.04)	$ (0.10)

Diluted earnings (loss) per share (1)	$ (0.03)	$ 0.04	$ (0.06)	$ (0.04)	$ (0.10)

1998

Net sales	$ 31,101	$ 33,641	$ 33,891	$ 33,687	$ 132,320
Gross profit	9,438	10,672	9,420	6,708	36,238
Non-recurring expense	—	—	1,525	1,932	3,457
Income (loss) from operations	1,621	2,062	(113)	(3,910)	(340)
Net earnings (loss)	$ 520	$ 791	$ (888)	$(4,407)	$ (3,984)

Basic earnings (loss) per share (1)	$ 0.05	$ 0.07	$ (0.08)	$ (0.42)	$ (0.37)

Diluted earnings (loss) per share (1)	$ 0.05	$ 0.07	$ (0.08)	$ (0.42)	$ (0.37)

1997

Net sales	$ 32,698	$ 42,082	$ 35,850	$ 37,623	$ 148,253
Gross profit	10,474	12,814	11,002	11,440	45,730
Income from operations	3,118	3,735	2,887	3,151	12,891
Earnings from continuing operations	1,386	1,587	1,231	1,600	5,804
Loss from discontinued operations	—	(564)	—	—	(564)
Net earnings	$ 1,386	$ 1,023	$ 1,231	$ 1,600	$ 5,240

Basic earnings (loss) per share (1):
Continuing operations	$ 0.16	$ 0.18	$ 0.14	$ 0.17	$ 0.65
Discontinued operations	—	(0.06)	—	—	(0.06)

Net earnings per share	$ 0.16	$ 0.12	$ 0.14	$ 0.17	$ 0.59

Diluted earnings (loss) per share (1):
Continuing operations	$ 0.16	$ 0.18	$ 0.14	$ 0.16	$ 0.64
Discontinued operations	—	(0.06)	—	—	(0.06)

Net earnings per share	$ 0.16	$ 0.12	$ 0.14	$ 0.16	$ 0.58

(1)	Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

-44-

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FISCAL YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998

	Balance Beginning Of Period	Additions Charged Expense	Write-Offs During the the Period	Balance At End Of Period
Allowance for doubtful accounts; deducted from accounts receivable on the balance sheets-

1997	$ 495,000	$ 453,000	$ (371,000)	$ 577,000
1998	$ 577,000	$ 591,000	$ (363,000)	$ 805,000
1999	$ 805,000	$1,161,000	$ (245,000)	$1,721,000

Reserve for product line discontinuance

1998	$ —	$1,932,000	$ (90,000)	$1,842,000
1999	$1,842,000	$ —	$(1,842,000)	$ —

-45-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

     The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference, to the extent necessary, in accordance with General Instruction G(3), from the Company’s definitive proxy statement filed pursuant to Regulation 14A in connection with the 2000 annual meeting of stockholders.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial statements.

The financial statements listed on Page 24 are filed as part of this Form 10-K.

3.	Exhibits.

3.1	Unofficial Restated Certificate of Incorporation of The Middleby Corporation (as amended to August 23, 1996), incorporated by reference to the Company’s Form 10-Q/A, Amendment No. 1, Exhibit 3(i), for the fiscal quarter ended June 29, 1996, filed on August 23, 1996;

3.2	Unofficial Amended and Restated Bylaws of The MiddlebyCorporation (as amended to August 23, 1996), incorporated by reference to the Company’s Form 10-Q/A, Amendment No. 1, Exhibit 3(ii), for the fiscal quarter ended June 29, 1996, filed on August 23, 1996;

4.1	Certificate of Designations dated October 30, 1987, and specimen stock certificate relating to the Company Preferred Stock, incorporated by reference from the Company’s Form 10-K, Exhibit (4), for the fiscal year ended December 31, 1988, filed on March 15, 1989;

-46-

4.2	Note Agreement dated as of January 1, 1995, among Middleby Marshall Inc. and Asbury Associates, Inc. as Obligors, incorporated by reference to the Company’s Form 10-K, Exhibit (4) (c), for the fiscal year ended December 31, 1994, filed on March 31, 1995;

4.3	Amendment No. 1 to Note Agreement, incorporated by reference to the Company’s Form 10-Q, Exhibit (4)(c)(i), for the fiscal quarter ended June 29, 1996, filed August 13, 1996;

4.4	Amendment No. 2 to Note Agreement, incorporated by reference to the Company’s Form 10-Q, Exhibit (4)(c)(ii), for the fiscal quarter ended June 29, 1996, filed on August 13, 1996;

4.5	Amendment No. 3 to Note Agreement, dated as of August 15, 1996, incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 28, 1996, filed on March 28, 1997;

4.6	“Second Amendment” (Amendment No. 4) to Note Agreement, dated as of January 15, 1997, incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 28, 1996, filed on March 28, 1997;

4.7	Amendment No. 5 to Note Agreement, dated as of March 18, 1998, incorporated by reference to the Company’s Form 8-K, Exhibit 4(a), filed on August 21, 1998.

4.8	Amendment No. 6 to Note Agreement, dated as of March 31, 1999, incorporated by reference to the Company’s Form 10-K, Exhibit 4(a), for the fiscal year ended January 2, 1999, filed on April 2, 1999.

4.9	Warrant to purchase common stock of The Middleby Corporation dated January 10, 1995, incorporated by reference to the Company’s Form 10-K, Exhibit (4) (d), for the fiscal year ended December 31, 1994, filed on March 31, 1995;

-47-

4.10	Intercreditor Agreement dated as of January 10, 1995, by and among Sanwa Business Credit Corporation, as Agent, the Northwestern Mutual Life Insurance Company, as the Senior Noteholder, and First Security Bank of Utah, National Association, as Security Trustee and collateral Agent, incorporated by reference to the Company’s Form 10-K, Exhibit (4) (e), for the fiscal year ended December 31, 1994, filed on March 31, 1995;

4.11	Amendment No. 1 to Intercreditor Agreement, incorporated by reference to the Company’s Form 10-Q, Exhibit (4)(e)(i), for the fiscal quarter ended June 29, 1996, filed on August 13, 1996;

4.12	Amendment No. 2 to Intercreditor Agreement, incorporated by reference to the Company’s Form 10-Q, Exhibit (4)(e)(ii), for the fiscal quarter ended June 29, 1996, filed on August 13, 1996;

4.13	Multicurrency Credit Agreement dated as of March 19, 1998 among Middleby Marshall Inc., the Subsidiaries of Middleby Marshall Inc., and Bank of America National Trust and Savings Association, Incorporated by reference to the Company’s Form 8-K, Exhibit 4(b), filed on August 21, 1998.

4.14	Second Amendment and Waiver dated as of March 31, 1999 to Multicurrency Credit Agreement dated as of March 19, 1998, incorporated by reference to the Company’s Form 10-K, Exhibit 4(b), for the fiscal year ended January 2, 1999, filed on April 2, 1999.

10.1*	Amended and Restated Employment Agreement of William F. Whitman, Jr., dated January 1, 1995, incorporated by reference to the Company’s Form 10-Q, Exhibit (10) (iii) (a), for the fiscal quarter ended April 1, 1995;

10.2*	Amendment No. 1 to Amended and Restated Employment Agreement of William F. Whitman, Jr., incorporated by reference to the Company’s Form 8-K, Exhibit 10(a), filed on August 21, 1998.

10.3*	Amended and Restated Employment Agreement of David P. Riley, dated January 1, 1995, incorporated by reference to the Company’s 10-Q, Exhibit (10) (iii) (b) for the fiscal quarter ended April 1, 1995;

-48-

10.4*	Amendment No. 1 to Amended and Restated Employment Agreement of David P. Riley incorporated by reference to the Company’s Form 8-K, Exhibit 10(b), filed on August 21, 1998.

10.5*	Amended and Restated Employment Agreement of independent directors adopted as of January 1, 1995, incorporated by reference to the Company’s Form 10-Q, Exhibit (10) (iii) (c), for the fiscal quarter ended April 1, 1995;

10.6*	The Middleby Corporation Amended and Restated 1989 Stock Incentive Plan, as amended, incorporated by reference to the Company’s Form 10-Q, Exhibit (10)(iii)(d), for the fiscal quarter ended June 29, 1996, filed on August 13, 1996;

10.7*	The Middleby Corporation 1998 Stock Incentive Plan, dated February 19, 1998, incorporated by reference to the Company’s Form 10-K, Exhibit 10(a), for the fiscal year ended January 2, 1999, filed on April 2, 1999.

10.8*	1996 Management Incentive Plan (Corporate Vice Presidents), incorporated by reference to Company’s Form 10-Q, Exhibit 10 (iii) (f), for the fiscal quarter ended June 29, 1996, filed on August 13, 1996;

10.9*	Description of Supplemental Retirement Program, incorporated by reference to Amendment No. 1 to the Company’s Form 10-Q, Exhibit 10 (c), for the fiscal quarter ended July 3, 1993, filed on August 25, 1993;

10.10*	The Middleby Corporation Stock Ownership Plan, incorporated by reference to the Company’s Form 10-K, Exhibit (10) (iii) (m), for the fiscal year ended January 1, 1994, filed on March 31, 1994;

10.11*	Amendment to The Middleby Corporation Stock Ownership Plan dated as of January 1, 1994, incorporated by reference to the Company’s Form 10-K, Exhibit (10) (iii) (n), for the fiscal year ended December 31,1994, filed on March 31, 1995;

10.12	Underwriting agreement dated October 28, 1997 between the Company and Shroder and Co. Inc. and Brean Murray, Co Inc., incorporated by reference to exhibit 2 to schedule 13D for William F Whitman, Jr., filed on November 5, 1997;

-49-

10.13	The lease agreement dated as of December 30, 1997 between Middleby Marshall Inc. and Bank of America Leasing and Capital Corporation, incorporated by reference to the Company’s 8-K filed on January 13, 1998;

10.14	Amendment to the lease agreement dated December 30, 1997 between Middleby Marshall Inc. and Bank of America Leasing and Capital Corporation, incorporated by reference to the Company’s 8-K filed on January 13, 1998;

10.15	Grantor trust agreement dated as of April 1, 1999 among the Company and Wachovia Bank, N.A.

22.1	List of subsidiaries;

(27.1)	Financial Data Schedules (EDGAR only);

*	Designates management contract or compensation plan.

(b)	There were no reports on Form 8-K filed with the commission during the fiscal fourth quarter of 1999.

(c)	See the financial statement schedule included under Item 8.

-50-

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st of March, 2000.

THE MIDDLEBY CORPORATION

By:	/s/ David P. Riley —————————— David P. Riley President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2000.

Signatures	Title

PRINCIPAL EXECUTIVE OFFICER

/s/ David P. Riley —————————— David P. Riley	President, Chief Executive Officer and Director

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

/s/ David B. Baker —————————— David B. Baker	Vice President, Chief Financial Officer and Secretary

DIRECTORS

/s/ William F. Whitman, Jr —————————— William F. Whitman, Jr	Chairman of the Board and Director

/s/ Robert R. Henry —————————— Robert R. Henry	Director

/s/ A. Don Lummus —————————— A. Don Lummus	Director

/s/ John R. Miller, III —————————— John R. Miller, III	Director

-51-

/s/ Philip G. Putnam —————————— Philip G. Putnam	Director

/s/ Sabin C. Streeter —————————— Sabin C. Streeter	Director

/s/ Joseph G. Tompkins —————————— Joseph G. Tompkins	Director

/s/ Laura B. Whitman —————————— Laura B. Whitman	Director

/s/ Robert L. Yohe —————————— Robert L. Yohe	Director

-52-