Form 10-Q
period 2000-04-01
MIDDLEBY CORP
filed 2000-05-16
CIK 769520

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

    _X_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the period ended April 1, 2000

                                       or

    ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           Commission File No. 1-9973

                            THE MIDDLEBY CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                      36-3352497
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

2850 W. Golf Road, Suite 405, Rolling Meadows, Illinois                    60008
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's Telephone No., including Area Code                   (847) 758-3880
                                                             -------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ N0 _____


As of April 1, 2000, there were 10,190,721 shares of the Registrant's common stock outstanding.

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                           QUARTER ENDED APRIL 1, 2000


                                      INDEX

DESCRIPTION                                                             PAGE
-----------                                                             ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  BALANCE SHEETS                                         1
                    April 1, 2000 and January 1, 2000

                  STATEMENTS OF EARNINGS                                 2
                    April 1, 2000 and April 3, 1999

                  STATEMENTS OF CASH FLOWS                               3
                    April 1, 2000 and April 3, 1999

                  NOTES TO FINANCIAL STATEMENTS                          4

         Item 2.  Management's Discussion and Analysis                   7
                  of Financial Condition and Results of
                  Operations

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                     11

PART II. OTHER INFORMATION                                              13

PART I.  FINANCIAL INFORMATION

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                  April 1, 2000  January 1, 2000
                                                  -------------  ---------------
ASSETS
------
Cash and cash equivalents ......................       $ 12,093        $ 14,536
Accounts receivable, net .......................         24,693          24,919
Inventories, net ...............................         17,007          16,884
Prepaid expenses and other .....................            693             689
Current deferred taxes .........................          3,373           3,350
                                                       --------        --------

     Total current assets ......................         57,859          60,378
Property, plant and equipment, net of
  accumulated depreciation of
  $18,579 and $17,827 ..........................         20,682          21,281
Excess purchase price over net assets
  acquired, net of accumulated
  amortization of $6,711 and $6,485 ............         13,736          13,962
Deferred taxes .................................          1,489           2,332
Other assets ...................................          1,028           1,095
                                                       --------        --------
            Total assets .......................       $ 94,794        $ 99,048
                                                       ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current maturities of long-term debt ...........       $  7,729        $  7,131
Accounts payable ...............................          8,735           8,861
Accrued expenses ...............................         13,831          16,291
                                                       --------        --------
     Total current liabilities .................         30,295          32,283
Long-term debt .................................         18,008          21,004
Retirement benefits and other
  non-current liabilities ......................          2,365           2,593
Shareholders' equity:
  Preferred stock, $.01 par value;
    nonvoting; 2,000,000 shares
    authorized; none issued ....................             --              --
  Common stock, $.01 par value;
    20,000,000 shares authorized;
    11,008,771 issued in 2000
    and 1999 ...................................            110             110
  Paid-in capital ..............................         54,220          54,220
Treasury stock at cost; 818,050
  and 837,800 shares in 2000 and
  1999, respectively ...........................         (3,239)         (3,309)
  Accumulated deficit ..........................         (4,807)         (5,297)
  Accumulated other comprehensive
    income .....................................         (2,158)         (2,556)
                                                       --------        --------
     Total shareholders' equity ................         44,126          43,168
                                                       --------        --------
            Total liabilities and
              shareholders' equity .............       $ 94,794        $ 99,048
                                                       ========        ========


                             See accompanying notes

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                        Three Months Ended
                                                   ----------------------------
                                                   April 1, 2000  April 3, 1999
                                                   -------------  -------------

Net sales .......................................       $ 32,474       $ 32,441

Cost of sales ...................................         21,260         22,815
                                                        --------       --------

         Gross profit ...........................         11,214          9,626

Selling and distribution expenses ...............          4,029          4,670

General and administrative expenses .............          4,541          3,220

Non-recurring expense ...........................             --            750
                                                        --------       --------

         Income from operations .................          2,644            986

Interest expense and deferred
  financing amortization ........................            477            690

Other expense, net ..............................            286            259
                                                        --------       --------

         Earnings before income taxes ...........          1,881             37

Provision for income taxes ......................          1,391            387
                                                        --------       --------

         Net earnings (loss) ....................       $    490       $   (350)
                                                        ========       ========


Net earnings (loss) per share:

         Basic ..................................       $   0.05       $  (0.03)

         Diluted ................................       $   0.05       $  (0.03)


Weighted average number of shares

         Basic ..................................         10,184         10,158

         Diluted ................................         10,350         10,158


                             See accompanying notes

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                        Three Months Ended
                                                   ----------------------------
                                                   April 1, 2000  April 3, 1999
                                                   -------------  -------------

Cash flows from operating activities-
  Net earnings (loss) ............................      $    490       $   (350)
  Adjustments to reconcile net earnings (loss) to cash (used in) operating activities-

    Depreciation and amortization ................           948            936
    Utilization of NOL's .........................           820            330
    Non-cash portion of non-recurring
      charges ....................................            --            530

  Changes in assets and liabilities-
      Accounts receivable ........................           226           (451)
      Inventories ................................          (123)          (332)
      Prepaid expenses and other assets ..........            63           (830)
      Accounts payable ...........................          (126)        (1,704)
      Accrued expenses and other
         liabilities .............................        (2,690)        (1,019)
                                                        --------       --------
    Net cash (used in)
      operating activities .......................          (392)        (2,890)
                                                        --------       --------
Cash flows from investing activities-
  Additions to property and equipment ............          (123)          (298)
                                                        --------       --------

  Net cash (used in)
    investing activities .........................          (123)          (298)
                                                        --------       --------
Cash flows from financing activities-
  Proceeds (repayments) under
    intellectual property lease ..................        (1,953)            95
  Reduction in revolving
    credit line, net .............................          (445)            --
  Issuance of treasury stock .....................            70             --
  Other financing activities, net ................            --            (48)
                                                        --------       --------
  Net cash (used in) provided by
    financing activities .........................        (2,328)            47
                                                        --------       --------

      Effect of exchange rates on cash ...........           400           (303)
                                                        --------       --------

Changes in cash and cash equivalents-
  Net decrease in cash and cash
    equivalents ..................................        (2,443)        (3,444)
  Cash and cash equivalents at
    beginning of year ............................        14,536          6,768
                                                        --------       --------
  Cash and cash equivalents at end
    of quarter ...................................      $ 12,093       $  3,324
                                                        ========       ========

Interest paid ....................................      $    647       $    641
                                                        ========       ========
Income taxes paid ................................      $     91       $     --
                                                        ========       ========


                             See accompanying notes

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  APRIL 1, 2000
                                   (Unaudited)


1)   Summary of Significant Accounting Policies

     The financial statements have been prepared by The Middleby Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1999 Annual Report. Other than as indicated herein, there have been no significant changes from the data presented in said Report.

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 1, 2000 and January 1, 2000, and the results of operations for the three months ended April 1, 2000 and April 3, 1999 and cash flows for the three months ended April 1, 2000 and April 3, 1999. Certain prior year amounts have been reclassified to be consistent with the current year presentation.


2)   Comprehensive Income

     The Company reports changes in equity during a period, except those resulting from investment by owners and distribution to owners, in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130.

     Components of comprehensive income were as follows:

                                                         Three Months Ended
                                                    April 1, 2000  April 3, 1999
                                                    -------------  -------------
                                                            (In thousands)

Net earnings (loss) ...............................     $ 490          $(350)
Cumulative translation
  adjustment ......................................       398             54
                                                        -----          -----

       Comprehensive income (loss) ................     $ 888          $(296)
                                                        =====          =====

3)   Inventories

     Inventories are valued using the first-in, first-out method.

     Inventories consist of the following:

                                                April 1, 2000   January 1, 2000
                                                -------------   ---------------
                                                         (In thousands)

     Raw materials and parts ..............        $ 4,218         $ 4,738
     Work-in-process ......................          4,793           3,904
     Finished goods .......................          7,996           8,242
                                                   -------         -------
                                                   $17,007         $16,884
                                                   =======         =======


4)   Accrued Expenses

     Accrued expenses consist of the following:

                                                 April 1, 2000   January 1, 2000
                                                 -------------   ---------------
                                                        (In thousands)
      Accrued payroll and
        related expenses ....................        $ 3,557         $ 4,820
      Accrued customer rebates ..............          1,676           3,472
      Accrued commissions ...................          1,461           1,074
      Accrued warranty ......................          1,685           1,628
      Other accrued expenses ................          5,452           5,297
                                                     -------         -------
                                                     $13,831         $16,291
                                                     =======         =======


5)   Non-recurring Expenses

     During the third quarter of 1999, the Company recorded restructuring charges aggregating to $1,248,000. The charge provided for $1,020,000 related to cost reduction actions at the Company's International Distribution business. These actions include the closure of the division headquarters located in Florida and employee reduction efforts at the Florida headquarters office and the Japanese distribution operation. The headquarters for the International Distribution business has been integrated within the Company's existing Corporate office. Distribution operations previously existing at the Florida facility have been integrated within regional distribution operations in Asia, Europe and Latin America. The recorded charge consists of lease exit costs of $360,000, the disposal of fixed assets of $300,000, and severance benefits of $360,000 for 11 employees. Additional charges of $228,000 were recorded principally for severance benefits for 87 employees within the Philippines manufacturing operations of the Cooking Systems Group. As of April 1, 2000, the Company had $351,000 of remaining reserves associated with these actions, which included $43,000 for severance benefits to be paid in full by the end of the second quarter of 2000 and $308,000 associated with lease liabilities pertaining to the exited facility. All actions associated with the restructuring are expected to be completed by the end of the second quarter of 2000.

     During the first and second quarters of 1999, the Company recorded non-recurring expenses in the amount of $750,000 and $211,000, respectively. These charges principally related to severance benefits for 52 terminated employees at the Cooking Systems Group and the International Distribution Division. As of January 1, 2000, the remaining liability associated with unpaid severance benefits amounted to $7,000 and will be paid in full by the second quarter of 2000.

6)   Segment Information

     The Company operates in two reportable business segments defined by management reporting structure and operating activities. The International Specialty Equipment Division was merged into the Cooking Systems Group in the fourth quarter of 1999 as a result of changes in Company management and the organizational reporting structure. Prior year amounts have been restated to present information on a consistent basis.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates individual segment performance based on operating income. Intersegment sales are made at established arms-length transfer prices.

     The following table summarizes the results of operations for the Company's business segments (in thousands):

                                              Cooking                    Corporate
                                              Systems   International       and
                                               Group    Distribution      Other(1)    Eliminations(2)    Total
                                              -------   -------------    ---------    ---------------    -----
  Three Months Ended April 1, 2000
  Net sales                                 $ 28,945        $  8,775     $     --      $ (5,246)     $ 32,474
  Operating
    income (loss)                              4,486              88       (1,664)         (266)        2,644
  Depreciation
    expense                                      624              40           58            --           722
  Capital
    expenditures                                 103              15            5            --           123

  Total assets                                59,369          18,263       28,144       (10,982)       94,794
  Long-lived assets                           20,564             627       15,744            --        36,935

  Three Months Ended April 3, 1999
  Net sales                                 $ 26,969        $  8,878     $    243      $ (3,649)     $ 32,441
  Operating
income (loss)                                  2,279            (524)        (769)           --           986
  Non-recurring
    Expense                                      496             254           --            --           750
  Depreciation
expense                                          664              66           50            --           780
  Capital
    expenditures                                 263              25           10            --           298

  Total assets                                59,412          19,536       27,425        (9,282)       97,091
  Long-lived assets                           21,927             521       22,266            --        44,714

(1) Includes sales of certain discontinued product lines in addition to corporate and other general Company assets and operations.

(2) Includes elimination of intercompany sales, profit in inventory and intercompany receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

     Net sales by major geographic region were as follows:

                                                         Three Months Ended
                                                  ------------------------------
                                                   April 1, 2000   April 3, 1999
                                                  --------------  --------------
                                                           (In thousands)
United States                                        $22,846         $22,294
                                                     -------         -------

Asia                                                   2,229           3,249
Europe and Middle East                                 3,661           3,463
Latin America                                          2,853           2,186
Canada                                                   885           1,249
                                                     -------         -------
         Total International                           9,628          10,147
                                                     -------         -------

Net Sales                                            $32,474         $32,441
                                                     =======         =======


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

                                NET SALES SUMMARY
                             (dollars in thousands)


                                                 Three Months Ended
                                     -------------------------------------------
                                         April 1, 2000          April 3, 1999
                                     ---------------------   -------------------
                                      Sales       Percent     Sales     Percent
                                     -------     ---------   -------   ---------
Business Divisions

  Conveyor oven
     equipment .................    $ 13,444        41.4%   $ 11,435      35.2%
  Counterline cooking
     Equipment .................       3,275        10.1%      3,532      10.9%
  Core cooking
     equipment .................      11,373        35.0%     10,474      32.3%
  International specialty
     equipment .................         853         2.7%      1,528       4.7%


Cooking Systems Group ..........      28,945        89.2%     26,969      83.1%

International
   distribution (1) ............       8,775        27.0%      8,878      27.4%

Intercompany
   sales (2) ...................      (5,246)      (16.2%)    (3,649)    (11.2%)
Other (3) ......................          --        --           243       0.7%

  Total ........................    $ 32,474       100.0%   $ 32,441     100.0%
                                    ========       =====    ========     =====

(1) Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2) Represents the elimination of sales to the Company's International Distribution Division from Cooking Systems Group.

(3)  Includes sales of certain discontinued product lines.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

                                                              Three Months Ended
                                                       ------------------------------
                                                       April 1, 2000    April 3, 1999
                                                       -------------    -------------
Net sales ...........................................      100.0%           100.0%
Cost of sales .......................................       65.5%            70.3%
                                                           -----            -----
  Gross profit ......................................       34.5%            29.7%
Selling, general and administrative
  expenses ..........................................       26.4%            24.3%
Non-recurring expense ...............................         --              2.4%
                                                           -----            -----
  Income from operations ............................        8.1%             3.0%
Interest expense and deferred financing
      amortization,net ..............................        1.4%             2.1%
Other expense,net ...................................        0.9%             0.8%
                                                           -----            -----
  Earnings before income taxes ......................        5.8%             0.1%
Provision for income taxes ..........................        4.3%             1.2%
                                                           -----            -----
  Net earnings (loss) ...............................        1.5%            (1.1)%
                                                           =====            =====

Three Months Ended April 1, 2000 Compared to Three Months Ended April 3, 1999


NET SALES. Net sales in the three-month period ended April 1, 2000 increased slightly to $32.5 million as compared to $32.4 million in the three-month period ended April 3, 1999.

Sales of the Cooking Systems Group for the three-month period ended April 1, 2000 increased 7% to $28.9 million from $27.0 million in the prior year period. Sales of conveyor oven equipment increased 18% from the prior year period as a result of growth in the international markets. Core cooking equipment sales increased 9% with continued success of new product introductions. Sales of counterline equipment decreased 7% due to the discontinuance of certain unprofitable product lines. Sales of international specialty equipment decreased by $0.7 million, or 44% as a result of lower sales volumes from a major restaurant chain and the refocusing of activities to the manufacture of low cost component parts to supplement the U.S. based production operations and lower demand of major chain customers.

Sales of the International Distribution Division decreased 1% to $8.8 million from $8.9 million in the previous year period. The lower sales level reflects the discontinuance of certain distributed product of third-party manufacturers, which was offset by increased sales of the Company's manufactured product during the quarter. Increased sales in Europe and Latin America were offset by lower sales in Canada and Asia.

GROSS PROFIT. Gross profit increased 16% to $11.2 million from $9.6 million in the prior year period. As a percentage of sales, gross margins increased to 34.5% from 29.7% in the prior year period. Gross margins at the Cooking Systems Group improved, reflecting the benefit of prior year cost reduction actions, which lowered manufacturing overhead and improved production efficiencies. Gross margins at the International Distribution Division also improved as a result of improved sales mix and the prior year exit of unprofitable product offerings.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $8.6 million as compared to $7.9 million in the prior year period. As a percentage of net sales, expenses increased to 26.3% as compared to 24.4%. Expenses were higher due in part to an increased provision for bad debts and higher incentive compensation associated with the improved financial results.


NON-RECURRING EXPENSES. The Company recorded restructuring charges of approximately $0.8 million during the first quarter of 1999 for severance and benefit costs associated with employee reduction efforts. There were no non-recurring charges recorded during the first quarter of 2000.


INTEREST AND DEFERRED FINANCING AMORTIZATION. Net financing costs decreased to $0.5 million from $0.7 million in the prior year period as a result of increased interest income on higher cash balances and lower interest expense on reduced outstanding debt.


OTHER EXPENSE. Other expenses were $0.3 million in the current year and prior year quarters and included exchange losses at the Company's operations in Europe and Asia.


INCOME TAXES. A tax provision of $1.4 million was recorded associated with taxable income reported at the Company's operations in the United States, Mexico and Europe while no benefit was recognized for losses at its international subsidiaries within Asia. Approximately $0.8 million of tax loss carry-forwards will be utilized to offset the liability associated with the recorded tax provision.


Financial Condition and Liquidity

Total cash and cash equivalents decreased by $2.4 million to $12.1 million at April 1, 2000 from $14.5 million at January 1, 2000. Net borrowings decreased from $28.1 million at January 1, 2000 to $25.7 million at April 1, 2000.

OPERATING ACTIVITIES. Net cash provided by operating activities before changes in assets and liabilities was $2.3 million in the three months ended April 1, 2000 as compared to $1.4 million in the prior year period. Net cash used by operating activities after changes in assets and liabilities was $0.4 million as compared to $2.9 million in the prior year period.

During the first three months of 2000, accounts receivable decreased $0.2 million. Inventories increased by $0.1 million, as a reduction in international inventories was offset by increased inventories at the domestic manufacturing operations associated with increased sales and the introduction of new products. Prepaid expenses decreased $0.1 million. Accounts payable decreased $0.1 million due to the timing of payments. Accrued expenses and other liabilities decreased $2.7 million primarily due to payments under annual customer rebate programs and the funding of annual incentive compensation obligations.


INVESTING ACTIVITIES. During the first three months of 2000, the Company had capital expenditures of $0.1 million primarily to enhance manufacturing capabilities.


FINANCING ACTIVITIES. Net borrowings under financing arrangements decreased from $28.1 million to $25.7 million during the first three months of 2000. This net decrease is primarily due to net payments of $2.0 million under the intellectual property lease.

As of April 1, 2000, the Company was in compliance with covenants pursuant to the multi-currency revolving credit facility and its $15.0 million senior note. Management believes that the Company will have sufficient financial resources available to meet its anticipated requirements for working capital, growth strategies, capital expenditures and debt amortization for the foreseeable future.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

International Exposure

The Company has manufacturing operations located in Asia and distribution operations in Asia, Europe and Latin America. The Company's operations are subject to the impact of economic downturns, political instability, and foreign trade restrictions, which may adversely affect the financial results. The Company anticipates that international sales will continue to account for a significant portion of consolidated net sales in the foreseeable future. Countries within Asia and certain other regions continue to be impacted by adverse economic conditions which have affected the Company's sales volumes into these markets. Some sales by the foreign operations are in local currency and an increase in the relative value of the U.S. dollar against such currencies would lead to the reduction in consolidated U.S. dollar sales and earnings. Additionally, foreign currency exposures are not fully hedged and there can be no assurances that the Company's future results of operations will not be adversely affected by currency fluctuations.

Derivative Financial Instruments

The Company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The Company's primary exposure to changes in foreign currency rates results from intercompany loans made between Middleby affiliates to minimize the need for borrowings from third parties. Additionally, the Company enters into foreign currency forward purchase and sale contracts to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The Company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the Company identifies and aggregates naturally occurring offsetting positions and then hedges residual exposures. The following table summarizes the forward purchase contracts outstanding at April 1, 2000:

              Sell                      Purchase            Maturity
              ----                      --------            --------
     393,155,000 South Korean Won   $350,000 US Dollars    June 15, 2000
     394,240,000 South Korean Won   $350,000 US Dollars    September 15, 2000
     13,136,750 Taiwan Dollar       $425,000 US Dollars    June 15, 2000
     13,200,500 Taiwan Dollar       $425,000 US Dollars    September 15, 2000
     1,000,000 Euro                 $985,700 US Dollars    May 2, 2000
     500,000 Euro                   $497,100 US Dollars    May 2, 2000


Interest Rate Risk

The Company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the Company's debt obligations:

                                 Fixed              Variable
     Twelve Month                Rate                 Rate
     Period Ending               Debt                 Debt
     -------------              -------             -------
                                   (dollars in thousands)
     March 31, 2001             $ 7,729             $    --
     March 31, 2002               9,744               3,264
     March 31, 2003               5,000                  --
                                -------             -------
                                $22,473             $ 3,264
                                =======             =======

Fixed rate debt is comprised of a $15.0 million unsecured senior note and $7.5 million due under lease arrangements. The senior note bears interest at a rate of 10.99% and the lease arrangements bear interest at an average implicit interest rate of 10.3%. Variable rate debt is comprised of borrowings under the Company's $10.0 million revolving credit line, which includes a $2.7 million Yen denominated loan and a $0.6 million Euro denominated loan. Interest under the unsecured revolving credit facility is assessed based upon the bank's reference rate in each respective country. The interest rate assessed to the Yen and Euro denominated loans at April 1, 2000 were 0.6% and 4.3%, respectively.


                           PART II. OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended April 1, 2000, except as follows:


Item 2. Changes in Securities

c) During the first quarter of fiscal 2000, the Company issued 19,750 shares of the Company's common stock to a former officer, pursuant to the exercise of stock options, for $69,812.50. Such options were granted at an average exercise price of $3.535 per share. The issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions by an issuer not involving a public offering.


Item 4. Submission of Matters to a Vote of Security Holders

On May 11, 2000, the Company held its 2000 Annual Meeting of Stockholders. The following persons were elected as directors to hold office until the 2001 Annual Meeting of Stockholders: Robert R. Henry, A. Don Lummus, John R. Miller III, Philip G. Putnam, David P. Riley, Sabin C. Streeter, Joseph G. Tompkins, William
F. Whitman, Jr., Laura B. Whitman and Robert L. Yohe. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

               Nominee                 For           Withheld      Abstained
             ----------             ---------        --------      ---------

             Henry                  9,318,687         21,211           0
             Lummus                 9,321,087         18,811           0
             Miller                 9,320,687         19,211           0
             Putnam                 9,321,187         18,711           0
             Riley                  9,308,862         31,036           0
             Streeter               9,320,687         19,211           0
             Tompkins               9,319,587         20,311           0
             Whitman, W             9,314,694         25,204           0
             Whitman, L             9,290,141         49,757           0
             Yohe                   9,321,184         18,714           0

The stockholders also voted to approve the ratification of the selection of Arthur Andersen LLP as independent auditors for the Company for the fiscal year ending December 30, 2000. 9,310,812 shares were cast for such election, 14,636 shares were cast against such election, and 14,450 shares abstained. There were no broker non-votes with respect to either of these proposals.

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


                                       THE MIDDLEBY CORPORATION
                                       ------------------------
                                       (Registrant)


Date:      May 16, 2000                By: /s/  David B. Baker
     ------------------------             --------------------------------------

                                          David B. Baker
                                          Vice President, Chief
                                          Financial Officer and
                                          Secretary
                                          (Principal Financial and
                                          Accounting Officer)