Form 10-Q
period 2000-07-01
MIDDLEBY CORP
filed 2000-08-10
CIK 769520

FORM 10-Q SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 (Mark One)

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended July 1, 2000 or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 1-9973 THE MIDDLEBY CORPORATION (Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-3352497 (I.R.S. Employer Identification No.)

1400 Toastmaster Drive, Elgin, Illinois (Address of Principal Executive Offices)	60120 (Zip Code)

Registrant’s Telephone No., including Area Code      (847) 741-3300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [ ]

As of August 4, 2000, there were 10,157,521 shares of the registrant’s common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED JULY 1, 2000

INDEX

DESCRIPTION

PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

BALANCE SHEETS	1
July 1, 2000 and January 1, 2000

STATEMENTS OF EARNINGS	2
July 1, 2000 and July 3, 1999

STATEMENTS OF CASH FLOWS	3
July 1, 2000 and July 3, 1999

NOTES TO FINANCIAL STATEMENTS	4

Item 2.	Management’s Discussion and Analysis	7
of Financial Condition and Results of
Operations

Item 3.	Quantitative and Qualitative Disclosures	14
About Market Risk

PART II.	OTHER INFORMATION	15

PART I. FINANCIAL INFORMATION

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Per Share Amounts)

	(Unaudited) July 1, 2000	January 1, 2000
ASSETS

Cash and cash equivalents	$17,583	$14,536
Accounts receivable, net	22,039	24,919
Inventories, net	16,620	16,884
Prepaid expenses and other	849	689
Current deferred taxes	3,389	3,350

Total current assets	60,480	60,378
Property, plant and equipment, net of
accumulated depreciation of
$19,274 and $17,827	20,116	21,281
Excess purchase price over net assets
acquired, net of accumulated
amortization of $6,938 and $6,485	13,509	13,962
Deferred taxes	1,229	2,332
Other assets	979	1,095

Total assets	$96,313	$99,048

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current maturities of long-term debt	$7,829	$7,131
Accounts payable	7,723	8,861
Accrued expenses	15,877	16,291

Total current liabilities	31,429	32,283
Long-term debt	17,514	21,004
Retirement benefits and other
non-current liabilities	3,110	2,593
Shareholders’ equity:
Preferred stock, $.01 par value;
nonvoting; 2,000,000 shares
authorized; none issued	—	—
Common stock, $.01 par value;
20,000,000 shares authorized;
11,008,771 issued in 2000 and
1999	110	110
Paid-in capital	54,220	54,220
Treasury stock at cost; 846,250
and 837,800 shares in 2000 and
1999, respectively	(3,431)	(3,309)
Accumulated Deficit	(4,165)	(5,297)
Accumulated other comprehensive
income	(2,474)	(2,556)

Total shareholders’ equity	44,260	43,168

Total liabilities and
shareholders’ equity	$96,313	$99,048

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999
Net sales	$32,375	$36,527	$64,849	$68,965
Cost of sales	22,350	25,801	43,610	48,616

Gross profit	10,025	10,726	21,239	20,349
Selling and distribution expenses	4,227	4,675	8,256	9,341
General and administrative expenses	3,513	3,605	8,054	6,825
Non-recurring expense	—	210	—	960

Income from operations	2,285	2,236	4,929	3,223
Interest expense and deferred
financing amortization	482	696	959	1,387
Other expense, net	255	93	541	352

Earnings before income taxes	1,548	1,447	3,429	1,484
Provision for income taxes	907	1,046	2,298	1,432

Net earnings	$641	$401	$1,131	$52

Net earnings per share:
Basic	$0.06	$0.04	$0.11	$0.01
Diluted	$0.06	$0.04	$0.11	$0.01

Weighted average number of
shares:
Basic	10,177	10,158	10,181	10,158
Diluted	10,338	10,258	10,348	10,251

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Six Months Ended
	July 1, 2000	July 3, 1999
Cash flows from operating activities-
Net earnings	$1,131	$52
Adjustments to reconcile net earnings
to cash provided by continuing
operating activities-
Depreciation and amortization	1,888	1,961
Utilization of NOL’s	1,065	1,349
Non-cash portion of non-recurring
expenses	—	428
Changes in assets and liabilities-
Accounts receivable	2,881	(3,018)
Inventories	264	2,278
Prepaid expenses and other assets	15	(2,456)
Accounts payable	(1,139)	(2,109)
Accrued expenses and other
liabilities	103	930

Net cash provided by (used in)
operating activities	6,208	(585)

Cash flows from investing activities-
Additions to property and equipment	(271)	(871)

Net cash used in investing activities	(271)	(871)

Cash flows from financing activities-
Proceeds (repayments) under
intellectual property lease	(1,931)	319
Decrease in revolving credit line, net	(861)	(915)
Purchase of Treasury Stock	(122)	—
Other financing activities, net	—	(93)

Net cash used in financing activities	(2,914)	(689)

Effect of exchange rates on cash	24	(212)

Changes in cash and cash equivalents-
Net increase (decrease) in cash
and cash equivalents	3,047	(2,357)
Cash and cash equivalents at
beginning of year	14,536	6,768

Cash and cash equivalents at end
of quarter	$17,583	$4,411

Interest paid	$1,243	$1,346

Income taxes paid	$256	$83

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 1, 2000 (Unaudited)

1)	Summary of Significant Accounting Policies

The financial statements have been prepared by The Middleby Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s 1999 Annual Report. Other than as indicated herein, there have been no significant changes from the data presented in said Report.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 1, 2000 and January 1, 2000, and the results of operations for the three and six month periods ended July 1, 2000 and July 3, 1999 and cash flows for the six months ended July 1, 2000 and July 3, 1999. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

2)	Comprehensive Income

The Company reports changes in equity during a period, except those resulting from investment by owners and distribution to owners, in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (SFAS No. 130.)

Components of comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999
Net earnings	$641	$401	$1,131	$52
Cumulative translation
adjustment	(316)	(201)	82	(148)

Comprehensive income (loss)	$325	$200	$1,213	$(96)

3)	Inventories

Inventories are valued using the first-in, first-out method. Inventories consist of the following:

	July 1, 2000	January 1, 2000
	(In thousands)

Raw materials and parts	$4,881	$4,738
Work-in-process	3,473	3,904
Finished goods	8,266	8,242

	$16,620	$16,884

4)	Accrued Expenses

Accrued expenses consist of the following:

	July 1, 2000	January 1, 2000
	(In thousands)
Accrued payroll and
related expenses	$4,940	$4,820
Accrued customer rebates	2,142	3,472
Accrued commissions	1,269	1,074
Accrued warranty	1,602	1,628
Other accrued expenses	5,924	5,297

	$15,877	$16,291

5)	Non-recurring Expenses

During the third quarter of 1999, the Company recorded restructuring charges aggregating to $1,248,000. The charge provided for $1,020,000 related to cost reduction actions at the Company’s International Distribution business. These actions included the closure of the division headquarters located in Florida and employee reduction efforts at the Florida headquarters office and the Japanese distribution operation. The headquarters for the International Distribution business has been integrated within the Company’s existing Corporate office. Distribution operations previously existing at the Florida facility have been integrated within regional distribution operations in Asia, Europe and Latin America. The recorded charge consists of lease exit costs of $360,000, the disposal of fixed assets of $300,000, and severance benefits of $360,000 for 11 employees. Additional charges of $228,000 were recorded principally for severance benefits for 87 employees within the Philippines manufacturing operations of the Cooking Systems Group. As of July 1, 2000, all actions associated with these restructuring efforts have been completed.

During the first and second quarters of 1999, the Company recorded non-recurring expenses in the amount of $750,000 and $210,000, respectively. These charges principally related to severance benefits for 52 terminated employees at the Cooking Systems Group and the International Distribution Division. Actions associated with these changes have been fully completed.

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

The following table summarizes the results of operations for the Company’s business segments (in thousands):

	Cooking Systems Group	International Distribution	Corporate and Other(1)	Eliminations(2)	Total
Three Months Ended July 1, 2000
Net sales	$29,450	$7,910	$ —	$(4,985)	$32,375
Operating income (loss)	3,626	(30)	(1,475)	164	2,285
Depreciation expense	602	53	59	—	714
Capital expenditures	124	24	—	—	148

Six Months Ended July 1, 2000
Net sales	$58,406	$16,685	$(11)	$(10,231)	$64,849
Operating income (loss)	8,112	58	(3,371)	130	4,929
Depreciation expense	1,226	93	117	—	1,436
Capital expenditures	227	39	5	—	271

Total assets	56,366	16,746	34,183	(10,982)	96,313
Long-lived assets	20,075	597	15,161	—	35,833

Three Months Ended July 3, 1999
Net sales	$29,651	$10,116	$65	$(3,305)	$36,527
Operating income (loss)	3,697	(481)	(1,063)	83	2,236
Non-recurring expense	86	124	—	—	210
Depreciation expense	740	65	41	—	846
Capital expenditures	514	12	47	—	573

Six Months Ended July 3, 1999
Net sales	$56,622	$18,990	$307	$(6,954)	$68,965
Operating income (loss)	5,976	(1,005)	(1,832)	84	3,223
Non-recurring expense	582	378	—	—	960
Depreciation expense	1,406	130	91	—	1,627
Capital expenditures	734	80	57	—	871

Total assets	60,152	19,414	29,521	(10,982)	98,105
Long-lived assets	21,683	1,009	19,816	—	42,508

(1)	Includes sales of certain discontinued product lines in addition to corporate and other general Company assets and operations.

(2)	Includes elimination of intercompany sales, profit in inventory and intercompany receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

Net sales by major geographic region, including those sales from the Cooking Systems Group direct to international customers, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999
United States	$23,862	$24,765	$47,591	$46,818

Asia	3,050	3,669	5,497	7,003
Europe and Middle East	2,435	3,696	5,319	6,825
Latin America	2,022	3,123	4,551	5,785
Canada	1,006	1,274	1,891	2,534

Total International	8,513	11,762	17,258	22,147

Net Sales	$32,375	$36,527	$64,849	$68,965

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

Net Sales Summary

	Three Months Ended				Six Months Ended
	July 1, 2000		July 3, 1999		July 1, 2000		July 3,1999
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Divisions
Conveyor oven
equipment	$12,774	39.5%	$13,374	36.6%	$26,340	40.6%	$24,809	36.0%
Counterline cooking
equipment	3,053	9.4%	3,667	10.0%	6,217	9.6%	7,199	10.4%
Core cooking
equipment	12,259	37.9%	11,071	30.3%	23,632	36.4%	21,546	31.3%
International Specialty
Equipment	1,364	4.2%	1,539	4.2%	2,217	3.4%	3,068	4.4%

Total Cooking Systems
Group	29,450	91.0%	29,651	81.1%	58,406	90.0%	56,622	82.1%
International
Distribution (1)	7,910	24.4%	10,116	27.7%	16,685	25.7%	18,990	27.5%
Intercompany
sales (2)	(4,985)	(15.4)%	(3,305)	(9.0)%	(10,231)	(15.7)%	(6,954)	(10.0)%
Other	—	—%	65	0.2%	(11)	—%	307	0.4%

Total	$32,375	100.0%	$36,527	100.0%	$64,849	100.0%	$68,965	100.0%

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Represents the elimination of sales to the Company’s International Distribution Division from Cooking Systems Group.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.
	Three Months Ended		Six Months Ended
	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.0%	70.6%	67.2%	70.5%

Gross profit	31.0%	29.4%	32.8%	29.5%
Selling, general and administrative
expenses	23.9%	22.7%	25.2%	23.4%
Non-recurring expense	—%	0.6%	—%	1.4%

Income from operations	7.1%	6.1%	7.6%	4.7%
Interest expense and deferred
financing amortization, net	1.5%	1.9%	1.5%	2.0%
Other (income) expense, net	0.8%	0.2%	0.8%	0.5%

Earnings before income taxes	4.8%	4.0%	5.3%	2.2%
Provision for income taxes	2.8%	2.9%	3.6%	2.1%

Net earnings	2.0%	1.1%	1.7%	0.1%

Three Months Ended July 1, 2000 Compared to Three Months Ended July 3, 1999

NET SALES. Net sales in the three-month period ended July 1, 2000 decreased 11% to $32.4 million as compared to $36.5 million in the three-month period ended July 3, 1999.

Sales of the Cooking Systems Group for the three-month period ended July 1, 2000 decreased slightly to $29.5 million from $29.7 million in the prior year. Sales of conveyor oven equipment decreased 4% due to lower sales volume to major restaurant chains. The prior year sales in the second quarter were unusually strong. Additionally, the Company experienced delays in certain orders resulting from new product introductions, as existing customers were delaying orders awaiting shipments of a new conveyor oven, which will begin shipment in the third quarter of 2000. Core cooking equipment sales increased 11% as sales of new products, including a new line of fryers, continue to increase. Sales of counterline equipment decreased 17% due to the discontinuance of certain low volume and unprofitable product offerings. Sales of international specialty equipment decreased 11% as a result of lower sales volume from a major restaurant chain and the refocusing of activities to the manufacture of low cost component parts to supplement the U.S. based production operations.

Sales of the International Distribution Division decreased 22% to $7.9 million from $10.1 million in the previous year period. The lower sales level reflects the discontinuance of certain distributed product of third-party manufacturers that occurred in the third quarter of 1999. The division has redirected its efforts to support a focused group of foodservice equipment manufacturers.

GROSS PROFIT. Gross profit decreased to $10.0 million from $10.7 million in the prior year period. However, as a percentage of sales, gross margins increased from 29.4% in the prior year to 31.0%. Gross margins at the Cooking Systems Group declined slightly as a result of increased manufacturing costs associated with new product introductions within the core cooking equipment product group. This decrease was offset by gross margin improvement within the conveyor oven equipment and international specialty equipment product groups as a result of cost control efforts and the transfer of production to the Company’s lower cost manufacturing facility in the Philippines. Gross margins at the International Distribution Division improved due to the more favorable product mix resulting from the Company’s product refocusing efforts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 7% to $7.7 million as compared to $8.3 million in the prior year period. The decrease in expense was largely attributable to reduced costs within the International Distribution Division resulting from the closure of the division headquarters office which took place in the fourth quarter of 1999.

During the second quarter of 2000, the Company closed its former corporate headquarters and relocated its offices to the Cooking Systems Group headquarters in Elgin, IL. No significant costs were incurred as a result of this relocation.

NON-RECURRING EXPENSES. The Company recorded restructuring expenses of approximately $0.2 million during the second quarter of 1999 for severance and benefit costs associated with employee reduction efforts. There were no non-recurring charges recorded during the second quarter of 2000.

INTEREST AND DEFERRED FINANCING AMORTIZATION. Net financing costs decreased to $0.5 million from $0.7 million in the prior year as a result of increased interest income on higher cash balances and lower interest expense on reduced outstanding debt.

OTHER EXPENSE. Other expenses were $0.3 million in the current year and $0.1 million in the prior year. The increase from the prior year largely relates to exchange losses at the Company’s operations in Asia and Europe.

INCOME TAXES. A tax provision of $0.9 million, at an effective rate of 59%, was recorded during the quarter, primarily associated with taxable income reported at the Company’s operations in the United States, Latin America and Europe. No benefit was recognized for losses at international subsidiaries within Asia. Approximately $0.7 million of tax loss carry-forwards will be utilized to offset the liability associated with the recorded tax provision.

Six Months Ended July 1, 2000 Compared to Six Months Ended July 3, 1999

NET SALES. Net sales in the six-month period ended July 1, 2000 decreased 6% to $64.8 million as compared to $69.0 million in the six-month period ended July 3, 1999.

Sales of the Cooking Systems Group for the six-month period ended July 1, 2000 increased 3% to $58.4 million from $56.6 million in the prior year. Sales of conveyor oven equipment increased 6% due to improved sales to major restaurant chains. Core cooking equipment sales increased 10% largely due to success with new product introductions. Counterline equipment sales decreased 14% due to the discontinuation of certain low volume and unprofitable products. Sales of international specialty equipment decreased 28% as a result of lower sales volume from a major restaurant chain and the refocusing of activities to the manufacture of low cost component parts to supplement the U.S. based production operations.

Net sales of the International Distribution Division decreased by 12% as a result of the discontinuance of certain distributed products of third party manufacturers. Sales of products manufactured by the Company have increased from the prior year.

GROSS PROFIT. Gross profit increased 4% to $21.2 million from $20.3 million. As a percentage of sales, gross margins increased from 29.5% to 32.8%. For the first six months, gross margins have improved at both the Cooking Systems Group and the International Distribution Division. The improvement is a result of an improved product mix resulting from the product refocusing efforts at both divisions and reduced manufacturing costs at the Cooking Systems Group due to the transfer of production to the Company’s Philippine based operation and other cost control efforts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $16.3 million from $16.2 million. As a percentage of net sales, selling, general and administrative expenses increased to 25.2% as compared to 23.4%. Expenses were slightly higher than the prior year as a result of increased provision for bad debts and higher incentive compensation associated with the improved financial results.

NON-RECURRING EXPENSES. The Company recorded restructuring charges of approximately $1.0 million during the first and second quarters of 1999 for severance and benefit costs associated with employee reduction efforts. There were no non-recurring charges recorded during the first and second quarters of 2000.

INTEREST AND DEFERRED FINANCING AMORTIZATION. Net financing costs decreased to $1.0 million from $1.4 million in the prior year as a result of increased interest income on higher cash balances and lower interest expense on reduced outstanding debt.

OTHER EXPENSE. Other expenses were $0.5 million in the current year and $0.4 million in the prior year. The increase in expense from the prior year is largely a result of exchanges losses at the Company’s operations in Asia and Europe.

INCOME TAXES. A tax provision of $2.3 million was recorded associated with taxable income reported at the Company’s operations in the United States, Latin America and Europe while no benefit was recognized for losses at certain international subsidiaries within Asia. Approximately $1.6 million of tax loss carry-forwards will be utilized to offset the liability associated with the recorded tax provision.

Financial Condition and Liquidity

Total cash and cash equivalents increased by $3.1 million to $17.6 million at July 1, 2000 from $14.5 million at January 1, 2000. Net borrowings declined from $28.1 million at January 1, 2000 to $25.3 million at July 1, 2000.

OPERATING ACTIVITIES. Net cash provided by operating activities before changes in assets and liabilities was $4.1 million in the six months ended July 1, 2000 as compared to $3.8 million in the prior year period. Net cash provided by operating activities after changes in assets and liabilities was $6.2 million as compared to net cash used of $0.6 million in the prior year period.

During the first six months of 2000, accounts receivable decreased $2.9 million due to lower sales and to the improvement in receivable collections. Inventories decreased by $0.3 million as a result of the Company’s inventory reduction efforts, particularly at the international operations. Accounts payable decreased $1.1 million due to the timing of payments. Accrued expenses and other liabilities increased $0.1 million.

INVESTING ACTIVITIES. During the first half of 2000, the Company had capital expenditures of $0.3 million primarily to purchase production related equipment.

FINANCING ACTIVITIES. Net borrowings under financing arrangements decreased from $28.1 million to $25.3 million during the first half of 2000. The net decrease is primarily due to net payments of $2.0 million under the intellectual property lease and repayments of $0.9 million against borrowings of a peseta-denominated loan under the Company’s multi-currency revolving line of credit.

As of July 1, 2000, the Company was in compliance with covenants pursuant to the multi-currency revolving credit facility and its $15.0 million senior note. Management believes that the Company will have sufficient financial resources available to meet its anticipated requirements for working capital, growth strategies, capital expenditures and debt amortization for the foreseeable future.

In July, 1998, the Company’s Board of Directors adopted a stock repurchase program and during 1998 authorized the purchase of up to 1,800,000 common shares in open market purchases. As of January 1, 2000, 837,800 shares had been purchased for $3.3 million. During the first quarter of 2000, the Company issued 19,750 shares out of treasury stock pursuant to the exercise of stock options for a former officer. During the second quarter, the Company acquired 28,200 shares in open market purchases at an aggregate purchase price of $191,432. As of July 1, 2000, the Company had 846,250 shares of treasury stock.

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

Derivative Financial Instruments

The Company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The Company’s primary exposure to changes in foreign currency rates results from intercompany loans made between Middleby affiliates to minimize the need for borrowings from third parties. Additionally, the Company enters into foreign currency forward and sale contracts to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The Company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the Company identifies and aggregates naturally occurring offsetting positions and then hedges residual exposures. The following table summarizes the forward purchase contracts outstanding at July 1, 2000:

Sell	Purchase	Maturity
394,240,000 South Korean Won	$350,000 US Dollars	September 15, 2000
392,875,000 South Korean Won	$350,000 US Dollars	December 15, 2000
13,200,500 Taiwan Dollar	$425,000 US Dollars	September 15, 2000
13,323,750 Taiwan Dollar	$425,000 US Dollars	December 15, 2000
7,817,500 Taiwan Dollar	$250,000 US Dollars	September 22, 2000
2,000,000 Euro	$1,830,800 US Dollars	August 2, 2000
400,000 Euro	$359,120 US Dollars	August 10, 2000
600,000 Euro	$549,000 US Dollars	August 10, 2000

Interest Rate Risk

The Company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the Company’s debt obligations:
Twelve Month Period Ending	Fixed Rate Debt	Variable Rate Debt
	(dollars in thousands)
June 30, 2001	$ 7,829	$ —
June 30, 2002	9,605	2,909
June 30, 2003	5,000	—

	$22,434	$2,909

Fixed rate debt is comprised of a $15.0 million unsecured senior note and $7.4 million due under lease arrangements. The senior note bears interest at a rate of 10.99% and the lease arrangements bear interest at an average implicit interest rate of 10.3%. Variable rate debt is comprised of borrowings under the Company’s $10.0 million revolving credit line, which includes a $2.7 million Yen denominated loan and a $0.2 million Euro denominated loan. Interest under the unsecured revolving credit facility is assessed based upon the bank’s reference rate in each respective country. The interest rate assessed to the Yen and Euro denominated loans at July 1, 2000 were 1.14% and 5.40%, respectively.

PART II.  OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended July 1, 2000, except as follows:

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits - The following Exhibits are filed herewith:

Exhibit (27) - Financial Data Schedules (EDGAR only)

b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE MIDDLEBY CORPORATION ———————————————— (Registrant)

Date:	August 10, 2000	By:/s/ David B. Baker ————————————
David B. Baker,
Vice President, Chief
Financial Officer and
Secretary
(Principal Financial and
Accounting Officer)