Form 10-Q
period 2000-09-30
MIDDLEBY CORP
filed 2000-11-14
CIK 769520

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

As of November 10, 2000, there were 10,132,000 shares of the registrant’s common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 30, 2000

INDEX

PART I. FINANCIAL INFORMATION

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Amounts)

	(Unaudited) Sept. 30, 2000	Jan. 1, 2000
ASSETS
Cash and cash equivalents	$7,812	$14,536
Accounts receivable, net	20,024	24,919
Inventories, net	16,832	16,884
Prepaid expenses and other	1,096	689
Current deferred taxes	2,849	3,350

Total current assets	48,613	60,378
Property, plant and equipment, net of
accumulated depreciation of
$19,605 and $17,827	19,214	21,281
Excess purchase price over net assets
acquired, net of accumulated
amortization of $7,164 and $6,485	13,283	13,962
Deferred taxes	176	2,332
Other assets	911	1,095

Total assets	$82,197	$99,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current maturities of long-term debt .	2,882	$7,131
Accounts payable	7,148	8,861
Accrued expenses	17,100	16,291

Total current liabilities	27,130	32,283
Long-term debt	7,122	21,004
Retirement benefits and other
non-current liabilities	3,195	2,593
Shareholders’ equity:
Preferred stock, $.01 par value;
nonvoting; 2,000,000 shares
authorized; none issued	—	—
Common stock, $.01 par value;
20,000,000 shares authorized;
11,008,771 issued in 2000 and
1999	110	110
Paid-in capital	53,347	54,220
Treasury stock at cost; 880,050 and
837,800 shares in 2000 and 1999,
respectively	(3,659)	(3,309)
Accumulated deficit	(3,058)	(5,297)
Accumulated other comprehensive
income	(1,990)	(2,556)

Total shareholders’ equity	44,750	43,168

Total liabilities and
shareholders’ equity	$82,197	$99,048

See accompanying notes -1-

PART I. FINANCIAL INFORMATION

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2000	Oct. 2, 1999	Sept. 30, 2000	Oct. 2, 1999
Net sales	$31,051	$ 31,988	$95,899	$ 100,953
Cost of sales	20,154	21,810	63,764	70,426

Gross profit	10,897	10,178	32,135	30,527
Selling and distribution expenses	3,880	4,817	12,135	14,158
General and administrative expenses	3,035	3,356	11,089	10,181
Non-recurring expense	—	1,248	—	2,208

Income from operations	3,982	757	8,911	3,980
Interest expense and deferred
financing amortization	192	665	1,151	2,052
Other expense, net	435	218	976	570

Earnings (loss) before
income taxes	3,355	(126)	6,784	1,358
Provision for income taxes	2,012	531	4,310	1,963

Net earnings (loss) before
extraordinary item	1,343	$ (657)	$ 2,474	$ (605)

Extraordinary item (net of tax)	235	—	235	—

Net earnings (loss)	$ 1,108	$ (657)	$ 2,239	$ (605)

Net earnings (loss) before
extraordinary item per share:
Basic	$ 0.13	$ (0.06)	$ 0.24	$ (0.06)
Diluted	$ 0.13	$ (0.06)	$ 0.24	$ (0.06)
Net earnings (loss) per share:
Basic	$ 0.11	$ (0.06)	$ 0.22	$ (0.06)
Diluted	$ 0.11	$ (0.06)	$ 0.22	$ (0.06)
Weighted average number of shares:
Basic	10,144	10,158	10,168	10,158
Diluted	10,309	10,316	10,339	10,275

See accompanying notes -2-

THE MIDDLEBY CORPORATION AND SUBSIDIARIESCONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Nine Months Ended
	Sept. 30, 2000	Oct. 2, 1999
Cash flows from operating activities-
Net earnings (loss)	$ 2,239	$ (605)
Adjustments to reconcile net earnings
(loss) to cash provided by
continuing operating activities
Depreciation and amortization	2,811	2,855
Utilization of NOL’s	2,657	1,650
Non-cash portion of non-recurring
charges	—	1,248
Changes in assets and liabilities-
Accounts receivable	5,095	(2,612)
Inventories	152	3,032
Prepaid expenses and other assets	(222)	(2,407)
Accounts payable	(1,669)	(2,753)
Accrued expenses and other
liabilities	1,887	3,042

Net cash provided by operating
activities	12,950	3,450

Cash flows from investing activities-
Net additions to property and equipment	(366)	(1,106)

Net cash used in investing activities	(366)	(1,106)

Cash flows from financing activities-
Repayment of senior note obligation	(15,000)	—
Proceeds (repayments) under
intellectual property lease	(1,908)	290
Increase (decrease) in revolving
credit line, net	(894)	811
Purchase of treasury stock and
stock warrants	(1,272)	—
Other financing activities, net	(139)	(310)

Net cash (used in) provided by
financing activities	(19,213)	791
Effect of exchange rates on cash	(95)	224
Changes in cash and cash equivalents-
Net (decrease) increase in cash and
cash equivalents	(6,724)	3,359
Cash and cash equivalents at
beginning of year	14,536	6,768

Cash and cash equivalents at end
of quarter	7,812	$ 10,127

Interest paid	1,946	$ 1,695

Income taxes paid	373	$ 176

See accompanying notes -3-

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2000 (Unaudited)

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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000 and January 1, 2000, and the results of operations for the three and nine months ended September 30, 2000 and October 2, 1999 and cash flows for the nine months ended September 30, 2000 and October 2, 1999. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

2)	Comprehensive Income

The Company reports changes in equity during a period, except those resulting from investment by owners and distribution to owners, in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS No. 130).

Components of comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2000	Oct. 2, 1999	Sept. 30, 2000	Oct. 2, 1999
Net earnings	$1,108	$(657)	$2,239	$(605)
Cumulative translation
adjustment	484	300	566	152

Comprehensive (loss) income	$1,592	$(357)	$2,805	$(453)

3)	Inventories

Inventories are valued using the first-in, first-out method.

Inventories consist of the following:

	Sept. 30, 2000	Jan. 1, 2000
	(In thousands)

Raw materials and parts	$ 5,633	$ 4,738
Work-in-process	2,981	3,904
Finished goods	8,218	8,242

	$16,832	$16,884

4)	Accrued Expenses

Accrued expenses consist of the following:

	Sept. 30, 2000	Jan. 1, 2000
	(In thousands)
Accrued payroll and
related expenses	$ 5,963	$ 4,820
Accrued customer rebates	2,992	3,472
Accrued commissions	1,036	1,074
Accrued warranty	1,609	1,628
Other accrued expenses	5,500	5,297

	$17,100	$16,291

5)	Non-recurring Expenses

During the third quarter of 1999, the Company recorded a restructuring charge aggregating to $1,248,000. The charge provided for $1,020,000 related to cost reduction actions at the Company’s International Distribution business. These actions included the closure of the division headquarters located in Florida and employee reduction efforts at the Florida headquarters office and the Japanese distribution operation. The headquarters for the International Distribution business has been integrated within the Company’s existing Corporate office. Distribution operations previously existing at the Florida facility have been integrated within regional distribution operations in Asia, Europe and Latin America. The recorded charge consists of lease exit costs of $360,000, the disposal of fixed assets of $300,000, and severance benefits of $360,000 for 11 employees. An additional charge of $228,000 was recorded principally for severance benefits for 87 employees within the Philippines manufacturing operations of the Cooking Systems Group. All actions associated with these restructuring efforts were completed the first half of fiscal 2000.

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

The following table summarizes the results of operations for the Company’s business segments:

	Cooking Systems Group	International Distribution	Corporate and Other(1)	Eliminations(2)	Total
Three months ended September 30, 2000
Net sales	$28,544	$ 8,196	$ —	$(5,689)	$ 31,051
Operating income (loss)	4,802	77	(1,209)	312	3,982
Depreciation expense	587	49	59	—	695
Capital expenditures	66	25	4	—	95

Nine months ended September 30, 2000
Net sales	$86,940	$ 24,880	$ —	$(15,921)	$ 95,899
Operating income (loss)	12,913	136	(4,580)	442	8,911
Depreciation expense	1,814	141	176	—	2,131
Capital expenditures	293	64	9	—	366

Total assets	55,039	18,275	19,865	(10,982)	82,197
Long-lived assets	19,546	676	13,362	—	33,584

Three months ended October 2, 1999
Net sales	$26,813	$ 8,894	$ —	$(3,719)	$ 31,988
Operating income (loss)	3,679	(362)	(2,154)	(406)	757
Non-recurring expense	44	—	1,204	—	1,248
Depreciation expense	614	66	41	—	721
Capital expenditures	128	68	39	—	235

Nine months ended October 2, 1999
Net sales	$83,740	$ 27,886	$ —	$(10,673)	$100,953
Operating income (loss)	9,655	(1,368)	(3,986)	(321)	3,980
Non-recurring expense	626	378	1,204	—	2,208
Depreciation expense	2,013	203	132	—	2,348
Capital expenditures	868	142	96	—	1,106

Total assets	58,575	17,753	36,683	(10,982)	102,029
Long-lived assets	21,288	1,066	21,301	—	43,655

(1)	Includes sales of certain discontinued product lines in addition addition to corporate and other general Company assets and operations

(2)	Includes elimination of intercompany sales, profit in inventory and intercompany receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

Net sales by major geographic region including those sales from the Cooking Systems Group direct to international customers, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2000	Oct. 2, 1999	Sept. 30, 2000	Oct, 2, 1999
United States	$23,204	$22,104	$70,794	$ 68,922

Asia	2,296	2,509	7,793	9,512
Europe and Middle East	2,786	2,948	8,105	9,773
Latin America	2,144	3,462	6,695	9,247
Canada	621	965	2,512	3,499

Total International	7,847	9,884	25,105	32,031

Net Sales	$31,051	$31,988	$95,899	$100,953

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

	Net Sales Summary
	Three Months Ended				Nine Months Ended
	Sept. 30, 2000		Oct. 2, 1999		Sept. 30, 2000		Oct. 2, 1999
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Divisions
Conveyor oven
equipment	$ 12,965	41.8	$ 11,521	36.0	$ 39,134	40.8	$ 36,330	36.0
Counterline cooking
equipment	3,080	9.9	3,705	11.6	9,457	9.9	10,904	10.8
Core cooking
equipment	11,572	37.3	10,721	33.5	35,204	36.7	32,267	32.0
International Specialty
Equipment	927	2.9	825	2.6	3,145	3.3	3,891	3.9

Total Cooking Systems
Group	28,544	91.9	26,772	83.7	86,940	90.7	83,392	82.7
International
Distribution (1) .	8,196	26.4	8,894	27.8	24,880	25.9	27,886	27.6
Intercompany
sales (2)	(5,689)	(18.3)	(3,719)	(11.6)	(15,921)	(16.6)	(10,673)	(10.6)
Other	—	—	41	0.1	—	—	348	0.3

Total	$ 31,051	100.0	$ 31,988	100.0	$ 95,899	100.0	$ 100,953	100.0

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Consists primarily of the elimination of sales to the Company’s International Distribution Division from Cooking Systems Group.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended		Nine Months Ended
	Sept. 30, 2000	Oct. 2, 1999	Sept. 30, 2000	Oct. 2, 1999
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.9%	68.2%	66.5%	69.8%

Gross profit	35.1%	31.8%	33.5%	30.2%
Selling, general and administrative
expenses	22.3%	25.5%	24.2%	24.1%
Non-recurring expense	—	3.9%	—	2.2%

Income from operations	12.8%	2.4%	9.3%	3.9%
Interest expense and deferred
financing amortization, net	0.6%	2.1%	1.2%	2.0%
Other expense, net	1.4%	0.7%	1.0%	0.6%

Earnings (loss) before
income taxes	10.8%	(0.4%)	7.1%	1.3%
Provision for income taxes	6.5%	1.7%	4.5%	1.9%

Net earnings (loss) before
extraordinary item	4.3%	(2.1%)	2.6%	(0.6%)

Extraordinary item	0.7%	—	0.3%	—

Net earnings (loss)	3.6%	(2.1%)	2.3%	(0.6%)

Three Months Ended September 30, 2000 Compared to Three Months Ended October 2, 1999

NET SALES. Net sales in the three-month period ended September 30, 2000 decreased 3% to $31.1 million as compared to $32.0 million in the three-month period ended October 2, 1999.

Sales of the Cooking Systems Group for the three-month period ended September 30, 2000 increased 7% to $28.5 million from $26.8 million in the prior year. Sales of conveyor oven equipment increased 13% due to greater sales volume to major restaurant chains. Core cooking equipment sales increased 8% due to sales of new products introduced during the last twelve months. Sales of counterline equipment decreased 17% due to the discontinuance of certain unprofitable product offerings. Sales of international specialty equipment increased slightly from the prior year.

Sales of the International Distribution Division decreased 8% to $8.2 million from $8.9 million in the previous year period. The lower sales level reflects the streamlining of the Division’s product offerings. The division has redirected its efforts to support a focused group of foodservice equipment, including those products which are manufactured by the Company. As a result, a number of third party products were discontinued during the last eighteen months.

GROSS PROFIT. Gross profit increased to $10.9 million from $10.2 million in the prior year period. As a percentage of sales, gross margins increased from 31.8% in the prior year to 35.1%. Gross margins at the Cooking Systems Group increased slightly as a result of more favorable sales mix of high margin products. This net margin increase includes a decline in gross margin within the core cooking equipment product group due to pricing competition and increased material costs. Gross margins at the International Distribution Division improved due to the more favorable product mix resulting from the Company’s product refocusing efforts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 15% to $6.9 million as compared to $8.2 million in the prior year period. The decrease in expense was largely attributable to reduced costs within the International Distribution Division resulting from the closure of the division headquarters office which took place in the fourth quarter of 1999. The Company also had lower trade advertising costs, as the prior year’s expense included a major trade show which takes place every other year.

NON-RECURRING EXPENSES. The Company recorded restructuring expenses of approximately $1.2 million during the third quarter of 1999 for severance and benefit costs associated with employee reduction efforts and the closure of the division headquarters for the International Distribution Division. There were no non-recurring charges recorded during 2000.

INTEREST AND DEFERRED FINANCING AMORTIZATION. Net financing costs decreased to $0.2 million from $0.7 million in the prior year as a result of lower interest expense on reduced outstanding debt.

OTHER EXPENSE. Other expenses were $0.4 million in the current year and $0.2 million in the prior year. The increase from the prior year largely relates to exchange losses at the Company’s operations in Asia and Europe.

INCOME TAXES. A tax provision of $2.0 million, at an effective rate of 60%, was recorded during the quarter, primarily associated with taxable income reported at the Company’s operations in the United States, Latin America and Europe. No benefit was recognized for losses at international subsidiaries within Asia. Approximately $1.6 million of tax loss carry-forward will be utilized to offset the liability associated with the recorded tax provision.

EXTRAORDINARY ITEM (NET OF TAX). An extraordinary charge of $0.4 million, or $0.2 million net of tax, was recorded related to a prepayment penalty for the early retirement of an unsecured senior note obligation. The senior note was at a 10.99% rate of interest and due to mature over a period ending January 10, 2003.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended October 2, 1999

NET SALES. Net sales in the nine-month period ended September 30, 2000 decreased 5% to $95.9 million as compared to $101.0 million in the nine-month period ended October 2, 1999.

Sales of the Cooking Systems Group for the nine-month period ended September 30, 2000 increased 4% to $86.9 million from $83.4 million in the prior year. Sales of conveyor oven equipment increased 8% due to improved sales to major restaurant chains. Core cooking equipment sales increased 9% largely due to the success of new product introductions. Counterline equipment sales decreased 13% due to the discontinuation of certain unprofitable products. Sales of international specialty equipment decreased 19% as a result of lower sales volume from a major restaurant chain and the refocusing of activities to the manufacture of low cost component parts to supplement the U.S. based production operations.

Net sales of the International Distribution Division decreased by 11% as a result of the Division’s product refocusing efforts leading to the discontinuance of certain distributed third party product lines.

GROSS PROFIT. Gross profit increased to $32.1 million from $30.5 million. As a percentage of sales, gross margins increased from 30.2% to 33.5%. For the nine months, gross margins have improved at both the Cooking Systems Group and the International Distribution Division. The improvement is a result of an improved product mix resulting from the product refocusing efforts at both divisions, in addition to reduced manufacturing costs at the Cooking Systems Group.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $23.2 million from $24.3 million. As a percentage of net sales, selling, general and administrative expenses increased slightly to 24.2% as compared to 24.1% in the prior year. Expenses were lower than the prior year due in part to reduced expenses associated with the International Distribution Division resulting from the closure of the headquarters office in the fourth quarter of 1999.

NON-RECURRING EXPENSES. The Company recorded restructuring charges of approximately $2.2 million during the nine months ended October 2, 1999 for severance and benefit costs associated with employee reduction efforts and the closure of the division headquarters for the International Distribution Division. There were no non-recurring charges recorded during the nine months ended September 30, 2000.

INTEREST AND DEFERRED FINANCING AMORTIZATION. Net financing costs decreased to $1.2 million from $2.1 million in the prior year as a result of increased interest income on higher cash balances and lower interest expense on reduced outstanding debt.

OTHER EXPENSE. Other expenses were $1.0 million in the current year and $0.6 million in the prior year. The increase in expense from the prior year is largely a result of exchanges losses at the Company’s operations in Asia and Europe.

INCOME TAXES. A tax provision of $4.3 million was recorded associated with taxable income reported at the Company’s operations in the United States, Latin America and Europe, while no benefit was recognized for losses at certain international subsidiaries within Asia. Approximately $2.7 million of tax loss carry-forwards will be utilized to offset the liability associated with the recorded tax provision.

Financial Condition and Liquidity

During the nine months ended September 30, 2000, cash and cash equivalents decreased by $6.7 million to $7.8 million at September 30, 2000 from $14.5 million at January 1, 2000. Net borrowings declined from $28.1 million at January 1, 2000 to $10.0 million at September 30, 2000.

OPERATING ACTIVITIES. Net cash provided by operating activities before changes in assets and liabilities was $7.7 million in the nine months ended September 30, 2000 as compared to $5.1 million in the prior year period. Net cash provided by operating activities after changes in assets and liabilities was $13.0 million as compared to $3.5 million in the prior year period.

During the nine months ended September 30, 2000, accounts receivable decreased $5.1 million due to lower sales and to the improvement in receivable collections. Accounts payable decreased $1.7 million due to the timing of payments and lower cost of goods sold. Accrued expenses and other liabilities increased $1.9 million as a result of provisions related to retirement benefit obligations, payroll related liabilities, and foreign income taxes.

INVESTING ACTIVITIES. During the nine months ending September 30, 2000, the Company had capital expenditures of $0.4 million primarily to purchase production related equipment.

FINANCING ACTIVITIES. Net borrowings under financing arrangements decreased from $28.1 million to $10.0 million during the nine months ending September 30, 2000. The net decrease includes the repayment in full of a $15.0 million unsecured senior note obligation, scheduled payments of $1.9 million related to an intellectual property lease and repayments of $0.9 million against borrowings of a peseta-denominated loan under the Company’s multi-currency revolving line of credit.

The unsecured senior note obligation was repaid in full with a $2.5 million scheduled payment on July 10 and a $12.5 million early retirement payment on August 9. The note obligation was at a 10.99% rate of interest and was due to mature over a period ending January 10, 2003. In conjunction with the early debt retirement, the Company repurchased a warrant that gave the noteholder the right to purchase 250,000 shares of common stock at an exercise price of $3 per share, for $0.9 million.

In July, 1998, the Company’s Board of Directors adopted a stock repurchase program and during 1998 authorized the purchase of up to 1,800,000 common shares in open market purchases. As of January 1, 2000, 837,800 shares had been purchased for $3.3 million. During the first quarter of 2000, the Company issued 19,750 shares out of treasury stock pursuant to the exercise of stock options for a former officer. During the second and third quarter, the Company acquired 62,000 shares in open market purchases at an aggregate purchase price of $419,426. As of September 30, 2000, the Company had 880,050 shares of treasury stock.

On October 23, 2000 the Company announced its intent to commence a self tender offer to purchase for cash up to 1,500,000 shares of its common stock. This tender offer represents 15% of the issued and outstanding stock. The Company will obtain all necessary funds to make payment for tendered shares from existing cash balances and, if necessary, from borrowings under its multicurrency revolving credit facility.

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

Derivative Financial Instruments

The Company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The Company’s primary exposure to changes in foreign currency rates results from intercompany loans made between Middleby affiliates to minimize the need for borrowings from third parties. The Company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the Company identifies and aggregates naturally occurring offsetting positions and then hedges residual exposures. The following table summarizes the forward purchase contracts outstanding at September 30, 2000:

Sell		Purchase		Maturity
2,000,000	Euro	$1,849,000	U.S. Dollars	November 16, 2000
600,000	Euro	$543,780	U.S. Dollars	November 16, 2000
600,000	Euro	$515,520	U.S. Dollars	December 7, 2000
392,875,000	South Korean Won	$350,000	U.S. Dollars	December 15, 2000
388,920,000	South Korean Won	$350,000	U.S. Dollars	December 15, 2000
9,444,000	Taiwan Dollar	$300,000	U.S. Dollars	December 4, 2000
13,323,750	Taiwan Dollar	$425,000	U.S. Dollars	December 15, 2000
13,391,750	Taiwan Dollar	$425,000	U.S. Dollars	December 15, 2000

Interest Rate Risk

The Company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the Company’s debt obligations.
Twelve Month Period Ending	Fixed Rate Debt	Variable Rate Debt
	(dollars in thousands)

September 30, 2001	$2,882	$ —
September 30, 2002	4,510	2,612

	$7,392	$2,612

-15-

Fixed rate debt is comprised of $7.4 million due under lease arrangements. The lease arrangements bear interest at an average implicit interest rate of 10.3%. Variable rate debt is comprised of borrowings under the Company’s $10.0 million revolving credit line, which includes a $2.6 million Yen denominated loan. Interest under the unsecured revolving credit facility is assessed based upon the bank’s reference rate in each respective country. The interest rate assessed to the Yen denominated loans at September 30, 2000 was 1.3%.

PART II. OTHER INFORMATION

The Company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended September 30, 2000, except as follows:

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits - The following Exhibits are filed herewith:

Exhibit (27) - Financial Data Schedules (EDGAR only)

Exhibit 99 - Fourth Amendment and Waiver dated as of October 16, 2000 to Multi-currency Credit Agreement dated as of March 18, 1998, incorporated by reference to the Company’s Schedule T0-1 filed on October 23, 2000.

b)	Reports on Form 8-K:

On August 18, 2000, the Company filed an 8-K report dated August 9, 2000, reporting under Item 5, the repayment of the unsecured senior note obligation.

-16-

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION (Registrant)

Date November 14, 2000	By: /s/ David B. Baker —————————————— David B. Baker Vice President, Chief Financial Officer and Secretary

- 17 -