Form 10-K
period 2000-12-30
MIDDLEBY CORP
filed 2001-03-30
CIK 769520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
_X_ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.


                   For the Fiscal Year Ended December 30, 2000
                                       or
___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                           Commission File No. 1-9973
                            THE MIDDLEBY CORPORATION
             (Exact name of Registrant as specified in its charter)

               Delaware                            36-3352497
               --------                            ----------
  (State or other jurisdiction                (IRS Employer Identification
 of incorporation or organization)                      Number)

1400 Toastmaster Drive, Elgin, Illinois              60120
---------------------------------------              -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
 Yes __x__ No _____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 26, 2001 was approximately $55,564,814. The number of shares outstanding of the Registrant's class of common stock, as of March 26, 2001, was 8,980,172 shares.

                       Documents Incorporated by Reference

Part III of Form 10-K incorporates by reference the company's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2001 annual meeting of stockholders.

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                                DECEMBER 30, 2000

                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
                                     PART I                                Page

Item 1.  Business.........................................................   1

Item 2.  Properties.......................................................   9

Item 3.  Legal Proceedings................................................   9

Item 4.  Submission of Matters to a Vote of Security Holders..............   9

Item 4A. Executive Officers of the Registrant.............................  10

                            PART II

Item 5   Market for Registrant's Common Equity and
             Related Stockholder Matters..................................  11

Item 6.  Selected Financial Data..........................................  13

Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................  14

Item 8.  Financial Statements and Supplementary Data......................  24

Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..........................  48

                           PART III

Item 10. Directors and Executive Officers of the Registrant...............  48

Item 11. Executive Compensation...........................................  48

Item 12. Security Ownership of Certain Beneficial Owners
             and Management...............................................  48

Item 13. Certain Relationships and Related Transactions...................  48

                            PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
             on Form 8-K..................................................  48

                                     PART I

Item 1.     Business

General

     The Middleby Corporation ("Middleby" or the "company"), through its operating subsidiary Middleby Marshall Inc. ("Middleby Marshall") and its subsidiaries, is a leader in the design, manufacture, marketing, distribution, and service of a broad line of cooking and warming equipment used in all types of foodservice operations, including quick-service restaurants, full-service restaurants, retail outlets, hotels and other institutions. The company's products include Middleby Marshall(R) and CTX(R) conveyor oven equipment, Southbend(R) ranges, convection ovens and heavy-duty cooking equipment, SteamMaster(R) steam cooking equipment and Toastmaster(R) toasters and counterline cooking and warming equipment.

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

     The company has identified, as a major area of growth, the rapidly growing international markets targeted by restaurant and hotel chains. To capture this market, Middleby established its own export management company, set up master distribution in international markets and began to distribute complementary products of other American, European, and Asian equipment manufacturers. As the first company in its industry to take these initiatives, Middleby has positioned itself as a preferred foodservice equipment supplier to major chains expanding globally. Middleby's global network enables it to offer kitchen equipment to be delivered virtually anywhere in the world, installed and serviced by Middleby. The company believes that its full service program provides it with a competitive advantage and will enable it to develop significant new international business. The company has delivered and installed equipment in over 100 countries throughout the world.

Business Divisions and Products

     The company conducts its business through two principal business divisions; the Cooking Systems Group and the International Distribution Division. See Note 9 to the Consolidated Financial Statements for further information on the company's business divisions.


Cooking Systems Group

     Middleby Cooking Systems Group, the company's manufacturing division, has operations located in Illinois, North Carolina and the Philippines. The division's principal product groups include:

     Conveyor Oven Equipment Product Group - Middleby Marshall and CTX

     The Middleby Marshall oven line is the world's conveyor cooking equipment leader. A brand of baking and cooking equipment since 1888, the Middleby Marshall name is renowned for quality and durability. Middleby Marshall ovens are used by a majority of the leading pizza chains, as well as by other restaurants and institutions. Middleby Marshall conveyor ovens utilize a patented process, Jet-Sweep air impingement, that forces heated air at high velocities through a system of nozzles above and below the food product which is placed on a moving conveyor belt. This process achieves faster baking times and greater consistency of bake than conventional ovens. The company's CTX line of conveyor ovens utilizes patented infra-red cooking and precision control technology for more specialized, lower volume applications. CTX conveyor ovens are sold to restaurants and pizza outlets and offer such additional features as a programmable time and temperature control as well as a self-cleaning function. Conveyor oven products range in price from approximately $5,000 to $35,000 per unit and are predominately assembled to order and purchased directly by end-users (who order units customized for their operations) rather than through dealers.

     Core Cooking Equipment Product Group - Southbend

     In the market for 100 years, Southbend products, mainly heavy-duty, gas-fired equipment, include ranges, convection ovens, broilers, fryers, griddles, steamers and steam cooking equipment. Southbend products are offered as standardized equipment for general use in restaurants and institutions, and also are made to specification for use by the professional chef. Southbend is known for its innovative product features and premier cooking line. Its 40,000 BTU Pyromax(R) range doubled the industry standard for BTU's when it was introduced in 1996. Southbend's Marathoner Gold(R) convection oven has been judged by a leading industry publication to be the best baking convection oven on the market today. The Southbend Simple Steam steamer is the industry's lowest maintenance and lowest water usage pressureless steamer, and was awarded the 1998 Product Design of the Year by the Electric Foodservice Council. Core cooking equipment products range in price from $800 to $15,000 and are predominantly purchased by dealers on an order-by-order basis.

     Counterline Cooking Equipment Product Group - Toastmaster

     Toastmaster counterline cooking equipment products are predominantly light and medium-duty electric equipment, including pop-up and conveyor toasters, hot food servers, foodwarmers, griddles, convection ovens and ranges. A leading equipment brand since 1917, Toastmaster has been voted the number one toaster product for eighteen consecutive years in the Annual Industry Leaders survey by ID magazine. As a major supplier to global restaurant chains, Toastmaster is able to customize products to fit a chain's particular needs. Toastmaster products are designed with energy saving features and food safety technologies. Counterline cooking equipment products range in price from $300 to $12,000 per unit and are predominately purchased from stock by dealers.

     The company does not produce consumer products under the Toastmaster name, as an unaffiliated company, Toastmaster, Inc., owns the rights to the brand name for consumer markets.

     International Specialty Equipment Product Group - Middleby Philippines Corporation

     Founded in 1991, Middleby Philippines Corporation (MPC) engineers, manufactures and installs modular foodservice equipment and custom kitchen fabrications used primarily in conjunction with standard equipment manufactured in the U.S. to provide a complete kitchen installation. Principal products include serving stations, worktables, undercounter refrigeration systems, ventilation systems, cabinets and shelving. Customers are primarily Asian operations of major U.S. and international foodservice chains. Additionally, in 2000 MPC began production of component parts and finished products for the company's domestic operations. This activity accounted for approximately 50% of MPC's business during the year. MPC's manufacturing and assembly operations are located in a modern 54,000 square foot facility outside of Manila.

     International Distribution Division - Middleby Worldwide

     Middleby Worldwide provides integrated export management and distribution services. The division sells the company's product lines and certain non-competing complementary product lines of other manufacturers throughout the world. The company offers customers a complete package of kitchen equipment, delivered and installed in over 100 countries. For a local country distributor or dealer, the division provides centralized sourcing of a broad line of equipment with complete export management services, including export documentation, freight forwarding, equipment warehousing and consolidation, installation, warranty service and parts support. Middleby Worldwide has regional export management companies in Asia, Europe and Latin America complemented by sales and distribution offices located in Canada, China, France, India, Japan, Korea, Mexico, the Philippines, Spain and Taiwan.

The Customers and Market

     The company's domestic sales are primarily through independent dealers and distributors and are marketed by the company's sales personnel and network of independent manufacturers' representatives. The company's international sales are through a combined network of independent and company-owned distributors. The company maintains sales and distribution offices in Canada, China, France, India, Japan, Korea, Mexico, the Philippines, Spain and Taiwan. The company's end-user customers include: (i) fast food or quick-service restaurants, including those restaurants that primarily offer pizza, (ii) full-service restaurants, including casual-theme restaurants, (iii) retail outlets, such as convenience stores, supermarkets and department stores and (iv) public and private institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, military facilities and government agencies. Many of the dealers in the U.S. belong to buying groups that negotiate sales terms with the company. Certain large multi-national restaurant and hotel chain customers have purchasing organizations that manage product procurement for their systems. Included in these customers are several large restaurant chains, which account for a significant portion of the company's business. The company's five largest customers accounted for approximately 24% of net sales in 2000, although no single customer accounting for more than 10% of 2000 net sales.

     During the past several decades, growth in the U.S. foodservice industry has been driven primarily by population growth, economic growth and demographic changes, including the emergence of families with multiple wage-earners and growth in the number of higher-income households. These factors have led to a demand for convenience and speed in food preparation and consumption. According to the National Restaurant Association, U.S. food consumers now spend approximately 46% of their budget on food prepared away from home. As a result, U.S. foodservice sales grew for the ninth consecutive year to approximately $379 billion in 2000. Despite the projected slowdown for the worldwide economy, 2001 sales are projected to increase to $399 billion, an increase of 5.2% over 2000. The quick-service restaurant segment within the foodservice industry has been the fastest growing segment since the mid '80's. Total quick-service sales amounted to $107 billion in 2000 and are expected to increase 4.4% to $112 billion in 2001. The full-service restaurants represent the largest portion of the foodservice industry and represented $135 billion in sales in 2000 and are expected to increase 6.5% to $143 billion in 2001. This segment has seen increased chain concepts and penetration in recent years, particularly in upscale segments, driven by the aging of the baby boom generation.

     Over the past decade, the food service industry has enjoyed steady growth in the United States due to the development of new quick-service and casual-theme restaurant chain concepts, the expansion into nontraditional locations by quick-service restaurants and store equipment modernization. In the international markets, foodservice equipment manufacturers have been experiencing stronger growth than the U.S. market due to rapidly expanding international economies and increased opportunity for expansion by U.S. chains into developing regions. In 1997, the top 100 restaurant chains built more new units outside the U.S. than inside, for the first time, according to Technomic Inc., a leading foodservice research firm. The company believes that the worldwide foodservice equipment market has sales in excess of $10 billion at a growth rate outpacing the U.S. The company believes that continuing growth in demand for foodservice equipment will result from the development of new restaurant units and the expansion of U.S. chains into international markets and the replacement and upgrade of existing equipment.

     The backlog of orders was $10,918,000 at December 30, 2000, all of which is expected to be filled during 2001. The company's backlog was $12,040,000 at January 1, 2000. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of the company's products.

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

     Each of the company's business divisions is responsible for the marketing of its products and services, under the direction of the division's President. Each business division manages its own sales, promotion and marketing programs with coordination and support provided by corporate sales and marketing functions.

     In the United States, each business or sales division distributes its products to independent end-users through a network of non-exclusive dealers nationwide, who are supported by manufacturers' marketing representatives. Sales are made direct to certain large restaurant chains that have established their own procurement and distribution organization for their franchise system.

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

     Middleby's international service network consists of distributors in over 100 countries with approximately 3,000 service technicians trained in the installation and service of the company's products and supported by internationally-based service managers along with the factory-based technical service engineers. As with its domestic service network, the company maintains stringent parts stocking requirements for its international distributors.

Competition

     The cooking and warming segment of the foodservice equipment industry is highly competitive and fragmented. Within a given product line, the industry remains fairly concentrated, with typically a small number of competitors accounting for the bulk of the line's industry-wide sales. Industry competition includes companies that manufacture a broad line of products and those that specialize in a particular product line. Competition in the industry is based upon many factors, including brand recognition, product features and design, quality, price, delivery lead times, serviceability and after-sale service. The company believes that its ability to compete depends on strong brand equity, exceptional product performance, short lead-times and timely delivery, competitive pricing, and its superior customer service support. Management believes that the demand for its labor saving, multi-functional and energy efficient equipment will increase, driven by quick-service and full-service chains that face labor supply issues, space limitations and increasing operating costs.

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

     The company believes that it is among the largest multiple-line manufacturers of cooking and warming equipment in the U.S. and worldwide, although some of its competitors are units of operations that are larger than the company and possess greater financial and personnel resources. Among the company's major U.S. competitors are certain subsidiaries and divisions of Welbilt Corporation, a subsidiary of Enodis plc; G.S. Blodgett Corp., a subsidiary of Maytag Corporation; Hobart Corporation and Vulcan-Hart Corporation, both subsidiaries of Illinois Tool Works Inc.; and Wells Manufacturing company, a subsidiary of United Technologies Corporation. Major international-based competitors include Zanussi, a subsidiary of Electrolux AB, and Ali Group.

Manufacturing and Quality Control

     The company operates two domestic and one international manufacturing facilities. The company's conveyor oven and counterline cooking equipment products are manufactured in Elgin, Illinois and its core cooking equipment products are manufactured in Fuquay-Varina, North Carolina. Middleby's international specialty cooking equipment operation is located in Laguna, the Philippines. Metal fabrication, finishing, sub-assembly and assembly operations are conducted at each manufacturing facility. Equipment installed at individual manufacturing facilities includes numerically controlled turret presses and machine centers, shears, press brakes, welding equipment, polishing equipment, CAD/CAM systems and product testing and quality assurance measurement devices. The company's CAD/CAM systems enable virtual electronic prototypes to be created, reviewed and refined before the first physical prototype is built.

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

Sources of Supply

     The company purchases its raw materials and component parts from a number of suppliers. The majority of the company's material purchases are standard commodity-type materials, such as stainless steel, electrical components and hardware. These materials and parts generally are available in adequate quantities from numerous suppliers. Some component parts are obtained from sole sources of supply. In such instances, management believes it can substitute other suppliers as required. The majority of fabrication is done internally through the use of automated equipment. Certain equipment and accessories are manufactured by other suppliers for sale by the company. The company believes it enjoys good relationships with its suppliers and considers the present sources of supply to be adequate for its present and anticipated future requirements.

Licenses, Patents, and Trademarks

     Middleby Marshall has an exclusive license from Enersyst Development Center L.L.C. ("Enersyst") to manufacture, use and sell Jetsweep air impingement ovens in the U.S. for commercial food applications in which the interior length or width of a rectangular cooking area, or in which the diameter of a circular cooking area, equals or exceeds 36 inches. The Enersyst license covers numerous existing patents and provides further exclusive and non-exclusive license rights to existing and future developed technology. Middleby Marshall also holds an exclusive sublicense from Lincoln Foodservice Products, Inc. ("Lincoln"), a subsidiary of Welbilt Corporation, to manufacture, use and sell throughout the world, other than in the U.S. and Japan, air impingement ovens of the above-described dimensions for commercial food applications. This sublicense covers the foreign analogues of the patents covered by the Enersyst license and grants Middleby Marshall rights of first refusal for a similar sublicense in Japan. The Enersyst license expires the later of the expiration of the last of the licensed patents or September 30, 2008. The Lincoln sublicense expires upon the expiration of the last patented improvement covered by the license. Certain individual patents covered under the Enersyst and Lincoln license agreements expire at varying dates through 2008. While the loss of the Enersyst license or the Lincoln sublicense could have an adverse effect on the company, management believes it is capable of designing, manufacturing and selling similar equipment, although not as technologically advanced. Lincoln and Fuji Chubo Setsubi company, Ltd. are the only other foodservice equipment manufacturers licensed under the Enersyst patents.

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

Employees

     As of December 30, 2000, the company employed 699 persons. Of this amount, 263 were management, administrative, sales, engineering and supervisory personnel; 168 were hourly production non-union workers; and 268 were hourly production union members. Included in these totals were 206 individuals employed outside of the United States, of which 133 were management, sales, administrative and engineering personnel, and 73 were hourly production workers, who participate in an employee cooperative. At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on May 1, 2002. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that extends through November 2001. Management believes that the relationships between employees, union and management are good.

Seasonality

     The company's business, taken as a whole, is not materially affected by seasonality.


Item 2.    Properties

     The company's principal executive offices are located in Elgin, Illinois. The company operates two manufacturing facilities in the U.S. and one manufacturing facility in the Philippines.

     The principal properties of the company are listed below:

                               Principal                         Square            Owned/
       Location                Function                          Footage           Leased
       --------                --------                          -------           ------
       Elgin, IL               Manufacturing, Warehousing        207,000           Owned
                               and Offices

       Fuquay-Varina, NC       Manufacturing, Warehousing        131,000           Owned
                               and Offices


       Laguna, the             Manufacturing, Warehousing         54,000           Owned
          Philippines          and Offices

     At various other locations the company leases small amounts of office space for administrative and sales functions, and in certain instances limited short-term inventory storage. These locations are in Canada, China, France, Japan, Korea, Mexico, Spain, and Taiwan.

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

Item 4.     Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the security holders in the fourth quarter of the year ended December 30, 2000.

Item 4A.  Executive Officers of the Registrant

                                        Principal Occupation and
                                        Principal Position and
             Name               Age     Office with the company
             ----               ---     -----------------------

    William F. Whitman, Jr.     61      Chairman of the Board of
                                        the company and Middleby Marshall

    Selim A. Bassoul            44      President and Chief Executive
                                        Officer of the company and
                                        Middleby Marshall

    David B. Baker              43      Vice President, Chief Financial Officer
                                        and Secretary of the company and
                                        Middleby Marshall


         The officers of the company are elected annually by the Board of Directors, hold office until their successors are chosen and qualify, and may be removed by the Board of Directors at any time, at a duly convened meeting of the Board of Directors or by written consent. The company has employment agreements with Mssrs. Whitman, Bassoul and Baker. Laura B. Whitman, a director of the company, is the daughter of Mr. Whitman.

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

                                               Closing Share Price
                                               -------------------
                                               High         Low
                                               ----         ---
Fiscal 2000
First quarter...............................      7.010       5.473
Second quarter..............................      7.563       5.104
Third quarter...............................      7.256       5.473
Fourth quarter..............................      6.825       4.919

Fiscal 1999
First quarter...............................      5.688       3.625
Second quarter..............................      6.688       3.750
Third quarter...............................      7.875       4.625
Fourth quarter..............................      5.750       4.188

     In December 1997, the company completed a public stock offering. The offering totaled 3,001,500 shares of which the company sold 2,391,500 shares and 610,000 shares were sold by selling stockholders. Net proceeds to the company totaled approximately $22.1 million and were used to repay certain indebtedness.

     In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of up to 1,800,000 common shares in open market purchases. As of December 30, 2000, 899,800 shares had been repurchased for $3.7 million.

     In November 2000, the company completed a self tender offer. The company purchased a total 1,135,359 shares through the tender. Payments by the company totaled approximately $7.9 million. As of December 30, 2000, the company estimates there were approximately 1,800 beneficial owners of the company's common stock.

     In December 2000, the company declared and paid a $0.10 per common share special dividend to shareholders of record as of the close of business on December 20, 2000. The company's credit agreement places certain limitations on its right to issue dividends.

     During the fiscal year ended December 30, 2000, the company issued an aggregate of 32,875 shares of the company's common stock to current and former employees and directors, pursuant to the exercise of stock options, for an aggregate consideration of $140,125. Such options were granted under the company's Amended and Restated 1989 Stock Incentive Plan and had exercise prices ranging between a maximum of $7.50 and a minimum of $1.875. The issuance of such shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions by an issuer not involving a public offering.

                                     PART II

Item 6.  Selected Financial Data


                  (amounts in thousands, except per share data)
                              Fiscal Year Ended(1)

                                                  2000           1999               1998             1997             1996
                                                  ----           ----               ----             ----             ----
     Income Statement Data:
     Net sales .........................       $ 126,888        $ 132,541        $ 132,320        $ 148,253        $ 124,765
     Cost of sales .....................          81,702           91,551           96,082          102,523           87,330
                                               ---------        ---------        ---------        ---------        ---------
     Gross profit ......................          45,186           40,990           36,238           45,730           37,435
     Selling and distribution expenses .          15,858           18,694           20,817           22,150           18,319
     General and administrative expenses          17,478           14,430           12,304           10,689           10,439
     Non-recurring expenses ............              --            2,208            3,457               --               --
                                               ---------        ---------        ---------        ---------        ---------
                                                  11,850            5,658             (340)          12,891            8,677
        Income (loss) from operations ..
     Interest expense and deferred
        financing amortization, net ....           1,204            2,724            2,916            4,136            4,351
     Other expense (income), net .......           1,503              763              939              413             (146)
                                               ---------        ---------        ---------        ---------        ---------
        Earnings (loss) before income
           taxes .......................           9,143            2,171           (4,195)           8,342            4,472
     Provision (benefit) for income
        taxes ..........................           5,370            3,165             (211)           2,538            1,389
                                               ---------        ---------        ---------        ---------        ---------
        Earnings (loss) from continuing
           operations ..................           3,773             (994)          (3,984)           5,804            3,083

     Discontinued operations, net of
        income tax .....................              --               --               --             (564)          (2,610)
                                               ---------        ---------        ---------        ---------        ---------
        Earnings (loss) before
           extraordinary item ..........       $   3,773        $    (994)       $  (3,984)       $   5,240        $     473
                                               ---------        ---------        ---------        ---------        ---------

     Extraordinary loss, net of
           income tax ..................            (235)              --               --               --               --
                                               ---------        ---------        ---------        ---------        ---------
        Net earnings (loss) ............       $   3,538        $    (994)       $  (3,984)       $   5,240        $     473
                                               =========        =========        =========        =========        =========

     Basic earnings (loss) per share:
           Continuing operations .......       $    0.38        $   (0.10)       $   (0.37)       $    0.65        $    0.37
           Discontinued operations .....              --               --               --            (0.06)           (0.31)
           Extraordinary loss ..........           (0.03)              --               --               --               --
                                               ---------        ---------        ---------        ---------        ---------

           Net earnings(loss) per share        $    0.35        $   (0.10)       $   (0.37)       $    0.59        $    0.06
                                               =========        =========        =========        =========        =========
        Weighted average number of
          shares outstanding ...........           9,971           10,161           10,761            8,863            8,415

     Diluted earnings (loss) per share:
           Continuing operations .......       $    0.37        $   (0.10)       $   (0.37)       $    0.64        $    0.35
           Discontinued operations .....              --               --               --            (0.06)           (0.30)
           Extraordinary loss ..........           (0.02)              --               --               --               --
                                               ---------        ---------        ---------        ---------        ---------

           Net earnings(loss) per share        $    0.35        $   (0.10)       $   (0.37)       $    0.58        $    0.05
                                               =========        =========        =========        =========        =========
        Weighted average number of
          shares outstanding ...........          10,091           10,277           10,872            9,104            8,666

     Balance Sheet Data:
     Working capital ...................       $  19,084        $  28,095        $  30,609        $  38,790        $  25,046
     Total assets ......................          78,310           99,048           99,679          103,636           85,685
     Total debt ........................           8,539           28,135           27,825           27,913           41,268
     Stockholders' equity ..............          37,461           43,168           44,734           52,333           22,167

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

                                NET SALES SUMMARY
                             (dollars in thousands)

                              Fiscal Year Ended(1)

==============================================================================================================================
                                             2000                           1999                             1998
                                             ----                           ----                             ----

                                        Sales          Percent        Sales        Percent        Sales             Percent
                                        -----          -------        -----        -------        -----             -------
Business Divisions:
--------------------------------
 Cooking Systems Group:
       Conveyor oven equipment        $  51,941          40.9      $  48,986          37.0      $  45,605             34.5
       Counterline cooking
          equipment ...........          12,420           9.8         14,058          10.6         15,351             11.6
       Core cooking equipment .          44,233          34.9         41,702          31.4         39,348             29.7

       International specialty
          equipment ...........           4,756           3.7          3,166           2.4          5,239              4.0
                                      ---------        ------      ---------         -----      ---------           ------
     Cooking Systems Group(2) .         113,350          89.3        107,912          81.4        105,543             79.8
     International Distribution
       Division (3) ...........          34,446          27.1         40,352          30.4         39,096             29.5
     Intercompany sales (4) ...         (20,908)        (16.4)       (16,105)        (12.1)       (14,678)           (11.1)

     Other ....................              --           0.0            382           0.3          2,359              1.8
                                      ---------        ------      ---------         -----      ---------           ------
       Total ..................       $ 126,888         100.0 %    $ 132,541         100.0 %    $ 132,320            100.0 %
                                      =========        ======      =========         =====      =========            =====

==============================================================================================================================

(1)  The company's fiscal year ends on the Saturday nearest to December 31.

(2) In 1999, the International Specialty Equipment division was merged into the Cooking Systems Group. See Note 9 for further information.

(3) Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(4) Represents the elimination of sales to the company's International Distribution Division from the Cooking Systems Group.

Results of Operations

     The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

                                                                               Fiscal Year Ended(1)
                                                                               --------------------
                                                                       2000         1999          1998
                                                                       ----         ----          ----
     Net sales ...............................................         100.0%       100.0%        100.0%
     Cost of sales ...........................................          64.4         69.1          72.6
                                                                       -----        -----         -----
        Gross profit .........................................          35.6         30.9          27.4
     Selling, general and administrative expenses ............          26.3         25.0          24.9
     Non-recurring expense ...................................            --          1.6           2.6
                                                                       -----        -----         -----
        Income (loss) from operations ........................           9.3          4.3          (0.1)
     Interest expense and deferred financing
        amortization, net                                                0.9          2.1           2.2
     Other expense, net ......................................           1.2          0.6           0.7
                                                                       -----        -----         -----
     Earnings (loss) before income taxes .....................           7.2          1.6          (3.0)
     Provision for income taxes ..............................           4.2          2.4            --
                                                                       -----        -----         -----
         Earnings (loss) from continuing operations ..........           3.0%        (0.8)%        (3.0)%
                                                                       =====        =====         =====

(1)      The company's fiscal year ends on the Saturday nearest to December 31.


Fiscal Year Ended December 30, 2000 as Compared to January 1, 2000

     Net sales. Net sales in fiscal 2000 decreased 4.3% from $132.5 million in fiscal 1999 to $126.9 million in fiscal 2000. In 1999 the company discontinued the manufacture of unprofitable product lines and the distribution of certain third-party products inconsistent with the company's long-term growth strategy, which led to the net sales reduction.

     Net sales of the Cooking Systems Group increased by $5.4 million or 5.0% from $107.9 million in fiscal 1999 to $113.4 million in fiscal 2000. Sales of conveyor oven equipment increased by $3.0 million or 6.0%. The increase in conveyor oven sales was attributable to increased sales internationally, including sales to the major pizza chains as they expand globally. Core cooking equipment sales increased $2.5 million or 6.1% due to the success of new product introductions. Counterline cooking equipment sales decreased $1.6 million or 11.7% as a result of the discontinuation of numerous unprofitable product lines. Sales of international specialty equipment increased $1.6 million or 50.2% from the prior year as this division began to manufacture component parts for the U.S. manufacturing operations and finished goods for the U.S. marketplace.

     Net sales of the company's International Distribution Division, Middleby Worldwide, decreased by $5.9 million or 14.6% from $40.4 million in 1999 to $34.4 million in 2000. The sales decrease was primarily due to the discontinuation of certain distributed products as the division refocused its sales and service efforts toward products which best complement the company's core competencies and provide the greatest profitability. This adversely impacted sales in all international markets. Despite the overall reduction, sales of Middleby manufactured products increased in Asia, Europe and Latin America due to increased focus.

     Gross profit. Gross profit increased 10.2%, from $41.0 million in fiscal 1999 to $45.2 million in fiscal 2000. As a percentage of net sales, gross profit margin increased from 30.9% in 1999 to 35.6% in 2000.

     At the Cooking Systems Group margins were favorably impacted by reduced overhead resulting from prior year cost reduction measures and a more favorable product mix with greater sales of higher margin product. The favorable sales mix was due in part to actions to discontinue certain unprofitable product lines of the counterline cooking equipment group.

     Gross profit margin at the International Distribution Division also improved as a result of the product refocusing efforts on higher margin Middleby manufactured products and complimentary equipment.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $0.2 million from $33.1 million in 1999 to $33.3 million in 2000 as reduced selling and distribution expenses were offset by increased general and administrative expenses.

     Selling and distribution expenses decreased by $2.8 million or 15.2%, from $18.7 million in 1999 to $15.9 million in 2000. Selling and distribution expenses at the International Distribution Division were lower due to the closure of the division headquarters in the fourth quarter of the prior year. Expenses were also lower at the Cooking Systems Group due to reduced payroll costs and commissions expense.

     General and administrative expenses increased by $3.0 million or 21.1%, from $14.4 million in 1999 to $17.5 million in 2000. General and administrative expenses included $1.5 million associated with the early retirement of the company's President and Chief Executive Officer. This included the immediate expensing of pension costs that would normally have been recognized ratably over the remainder of his expected years of service. General and administrative expenses also include approximately $0.5 million associated with the closure of several administrative offices and the exit of the related leases, including the lease for the corporate headquarters. Expenses associated with employee benefit and compensation programs, including incentive compensation and retirement benefits also increased from the prior year.

     Income from operations. Income from operations increased $6.2 million or 109.4% to $11.9 million in fiscal 2000 from $5.7 million in fiscal 1999. The improved results were due to higher gross margins and lower selling and distribution expenses.

     Non-operating expenses. Non-operating expenses decreased 22.4% from $3.5 million in fiscal 1999 to $2.7 million in fiscal 2000. Net interest expense declined by $1.5 million to $1.2 million as a result of increased interest income on higher cash balances held during the year and the repayment of high interest debt balances. Other expenses increased by $0.7 million to $1.5 million during the year as a result of unrealized foreign exchange losses primarily associated with the Philippine Peso.

     Income taxes. The company recorded a net tax provision of $5.4 million in fiscal 2000 at an effective rate of 58.7% primarily related to the company's domestic earnings, while no benefit was recorded related to losses incurred at certain foreign locations. Despite the recorded tax provision, the company does not pay U.S. federal taxes, other than AMT tax due to tax loss carry-forwards available from prior years. In 1999 the company recorded a net tax provision of $3.2 million at an effective rate of 145.8%.

     Extraordinary Item. During the third quarter of 2000 the company repaid its $15 million unsecured senior note obligation, which was due to mature over a period ending January 10, 2003. An extraordinary charge of $0.4 million, or $0.2 million net of income tax, was recorded related to a prepayment penalty for the early retirement of the note.

Fiscal Year Ended January 1, 2000 as Compared to January 2, 1999

     Net sales. Net sales in fiscal 1999 increased 0.2% from $132.3 million in fiscal 1998 to $132.5 million in fiscal 1999. In 1999 the company discontinued the manufacture of unprofitable product lines and the distribution of certain third-party products inconsistent with the company's long-term growth strategy. Discontinued product offerings accounted for a reduction in sales of approximately $7.0 million from 1998 to 1999, which was offset by increased sales of continuing product lines. Excluding the effect of discontinued product lines, the company sales grew roughly 5% and included increases at both the Cooking Systems Group and International Distribution Division.

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

     Net sales of the company's International Distribution Division, Middleby Worldwide, increased by $1.3 million or 3.2% from $39.1 million in 1998 to $40.4 million in 1999. The sales increase was due in part to stronger conveyor oven sales, including those sales to major pizza chains expanding internationally. This increase was offset in part by the discontinuation of certain distributed products as the division refocused its sales and service efforts toward products which best complement the company's core competencies and provide the greatest profitability. The division experienced growth in the European and Latin American markets, while sales results within the Asian markets were mixed.

     Gross profit. Gross profit increased 13.1%, from $36.2 million in fiscal 1998 to $41.0 million in fiscal 1999. As a percentage of net sales, gross profit margin increased from 27.4% in 1998 to 30.9% in 1999.

     The Cooking Systems Group realized margin improvement in its conveyor oven, core cooking, and counterline cooking equipment product groups as a result of the benefits from cost reduction initiatives implemented during the year. The counterline cooking equipment product group also benefited from actions to discontinue certain unprofitable product models. These improvements were partly offset by deterioration in gross margin for the international specialty equipment product group due to lower efficiencies resulting from reduced sales volumes and production slowdowns during extended negotiations with the labor union during the second half of the year.

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

     Income taxes. The company recorded a net tax provision of $3.2 million in fiscal 1999 at an effective rate of 145.8% primarily related to the company's domestic earnings, while no benefit was recorded related to losses incurred at certain foreign locations. Despite the recorded tax provision, the company does not pay U.S. federal taxes, other than AMT tax due to tax loss carry-forwards available from prior years. In 1998 the company recorded a net tax benefit of $0.2 million or 5.0% related to the company's domestic tax losses, reduced for adjustments in the tax valuation allowance for tax credits expected to expire unutilized.

Financial Condition and Liquidity

     Total cash and cash equivalents decreased by $12.4 million to $2.1 million at December 30, 2000 from $14.5 million at January 1, 2000. The overall reduction in cash resulted from net cash used by financing activities of $29.4 million and cash used by investing activities of $0.7 million less cash provided by operating activities of $17.7 million. Net borrowings decreased from $28.1 million at January 1, 2000 to $8.5 million at December 30, 2000.

     Operating activities. Net cash provided by operating activities before changes in assets and liabilities was $10.9 million in 2000 as compared to $5.4 million in fiscal 1999. This increase reflects the improvement in net earnings in 2000 as compared to 1999. Net cash provided by operating activities after changes in assets and liabilities was $17.7 million as compared to net cash provided of $9.8 million in the prior year. Accounts receivable decreased $6.0 million due to increased collection efforts on a lower sales volume. Inventories increased by $1.5 million, as a result of the introduction of new products manufactured by the company, including product manufactured in the Philippines for the U.S. market requiring a four to six week transit. Accounts payable decreased $1.7 million as a result of the timing of disbursements. Net cash provided by changes in other assets and liabilities amounted to $3.9 million primarily due to an increase in unpaid liabilities associated with executive retirement benefits, employee compensation, customer deposits and restructuring expenses.

     Investing activities. During 2000 the company had capital expenditures of $0.7 million primarily to enhance manufacturing capabilities at the Cooking Systems Group.

     Financing activities. Net cash used by financing activities amounted to $29.4 million in fiscal 2000 and included the net repayment of debt related obligations of $20.0 million, the repurchase of stock for treasury in the amount of $8.5 million, and the payment of a $0.9 million special dividend.

     The net reduction in borrowings includes the early retirement of $15 million under an unsecured credit note and $8.9 million under an intellectual property lease. The unsecured senior note obligation was repaid in full with a scheduled payment of $2.5 million in July 2000 and a $12.5 million early retirement payment in August 2000. The note obligation was at a 10.99% rate of interest and was due to mature over a period ending January 10, 2003. In conjunction with the early debt retirement, the company repurchased a warrant that gave the noteholder the right to purchase 250,000 shares of common stock at an exercise price of $3 per share for $0.9 million. The company incurred an early prepayment penalty of $0.4 million associated with the retirement of the unsecured note. The intellectual property lease was repaid in December 2000. The lease facility was at a 10.3% rate of interest and was due to mature on December 31, 2001. There was no prepayment penalty associated with the early payment of the lease.

     In December 2000, the company entered into a new multi-currency revolving credit facility with its existing bank. The facility has a maturity of December 31, 2003 with an option to extend the expiration to December 31, 2004. The company has the ability to borrow $20.0 million under this facility. During fiscal 2000, borrowings under the revolving credit facilities increased
$4.9 million to $8.2 million, and were comprised of $2.4 million in a Yen denominated loan and $5.8 million in U.S. dollar denominated borrowings. At December 30, 2000, the company was in compliance with all covenants pursuant to the credit facility.

     In October 2000, the company's Board of Directors approved a self tender offer that authorized the purchase of up to 1.5 million common shares from existing stockholders at a per share price of $7.00. In November 2000, the company announced that 1.1 million shares were accepted for payment pursuant to the tender offer for $7.9 million. Prior to the tender offer the company had purchased 64,000 shares in the open market for $0.5 million in conjunction with the company's stock repurchase program adopted in July 1998.

     In December 2000, the Board of Directors directed the payment of a $.10 per share special dividend amounting to a total payment of $0.9 million. The Board of Directors wanted shareholders to participate in the company's improved earnings and strong after-tax cash flows.

     Management believes that the company will have sufficient financial resources available to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

Derivative Financial Instruments

     The company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company's primary exposure to changes in foreign currency rates results from intercompany loans made between Middleby affiliates to minimize the need for borrowings from third parties. Additionally, the company enters into foreign currency forward purchase and sale contracts to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual exposures. The following table summarizes the forward purchase contracts outstanding at December 30, 2000:


            Sell                         Purchase                   Maturity
843,500,000  South Korean Won      $ 700,000 US Dollars          March 15, 2001
 32,205,000  Taiwan Dollar         $ 950,000 US Dollars          March 15, 2001
 10,060,500  Taiwan Dollar         $ 300,000 US Dollars          March 1, 2001
    600,000  Euro Dollar           $ 535,260 US Dollars          March 7, 2001
  1,600,000  Euro Dollar         $ 1,375,040 US Dollars          March 15, 2001
    600,000  Euro Dollar           $ 524,100 US Dollars          March 12, 2001

Interest Rate Risk

     The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company's debt obligations:

                                        Fixed Rate Debt   Variable Rate Debt
                                        ---------------   ------------------
                                               (dollars in thousands)

                              2001             $  249             $   --
                              2002                 46                 --
                              2003                 --              8,244
                                               ------             ------
                                               $  295             $8,244
                                               ======             ======

     Fixed rate debt is comprised of a capital lease, which bears an interest rate of 9%. Variable rate debt is comprised of borrowings under the company's $20.0 million revolving credit line, which includes a $2.4 million Yen denominated loan and $5.8 million in U.S. dollar denominated borrowings. Interest under the revolving credit facility is assessed based upon the bank's reference rate in each respective country. The interest rate assessed to the Yen denominated loan and the U.S. dollar denominated loan at December 30, 2000 was 1.5% and 7.5%, respectively.

Certain Risk Factors That May Affect Future Results

     Quarterly variations in operating results. Results of the company's operations have fluctuated from quarter to quarter in the past, and may fluctuate significantly in the future. Such fluctuations may result from a variety of factors, including the timing of orders from major customers, the timing of new product introductions, the loss of any of its significant customers or distributors, currency fluctuations, disruption in the supply of components for the company's products, changes in product mix or capacity utilization, personnel changes, production delays, seasonality and other factors affecting sales and results of operations.

     International exposure. The company has manufacturing operations located in Asia and distribution operations in Asia, Europe, and Latin America. The company's operations are subject to the impact of economic downturns, political instability, and foreign trade restrictions, which may adversely affect the financial results. The company anticipates that international sales will continue to account for a significant portion of consolidated net sales in the foreseeable future. Some sales by the foreign operations are in local currency and an increase in the relative value of the U.S. dollar against such currencies would lead to the reduction in consolidated sales and earnings. Additionally, foreign currency exposures are not fully hedged and there can be no assurances that the company's future results of operations will not be adversely affected by currency fluctuations.

     Dependence on key customers. The company's growth is strongly influenced by the growth of its key customers, many of which are large restaurant chains. The number of new store openings by these chains can vary from quarter to quarter depending on internal growth plans, construction, seasonality and other factors. If these chains were to conclude that the market for their type of restaurant had become saturated, they could open fewer restaurants. In addition, during an economic downturn, key customers could both open fewer restaurants and defer purchases of new equipment for existing restaurants. Either of these conditions could have a material adverse effect on the company's future results of operations. While no single customer accounts for more than 10% of net sales, the company's top five customers accounted for approximately 24% of sales in fiscal 2000.

     Competition. The cooking and warming segment of the foodservice equipment industry is highly competitive and fragmented. Within a given product line, the industry remains fairly concentrated, with typically a small number of competitors accounting for the bulk of the industry-wide sales. Industry competition includes companies that manufacture a broad line of commercial foodservice equipment products and those that specialize in a particular product line. Some of the company's competitors have greater financial and marketing resources than the company. In addition, some competitors have different pricing structures and may be able to deliver their products at lower prices. Although the company believes that the performance and price characteristics of its products will provide competitive solutions for its customers' needs, there can be no assurance that its customers will choose the company's products over products offered by competitors. Further, the market for the company's products is characterized by changing technology and evolving industry standards. The company is aware of other companies that are developing, and in some cases have introduced, new ovens based on high-speed heating methods and technologies. Accordingly, the company's ability to compete successfully will depend, in large part, on its ability to enhance and improve its existing products.

     Product liability matters. The company is engaged in a business that could expose it to possible liability claims from others, including foodservice operators and their staffs, as well as from consumers, for personal injury or property damage due to alleged design or manufacturing defects in the company's products. The company maintains an umbrella liability insurance policy to cover claims up to $15 million per occurrence. There can be no assurance, however, that the company's insurance will be sufficient to cover potential claims or that an adequate level of coverage will be available in the future at reasonable cost. A partially insured or a completely uninsured successful claim against the company could have a material adverse effect on the company.

     Risks relating to intellectual property. The company holds numerous patents covering technology and applications related to various products, equipment and systems, and numerous trademarks and trade names registered with the U.S. Patent and Trademark Office and in various foreign countries, including the names CTX, Middleby Marshall, Southbend, SteamMaster, and Toastmaster. There can be no assurance as to the breadth or degree of protection that existing or future patents or trademarks may afford the company.

     Dependence on key personnel. The company depends significantly on certain of its executive officers and certain other key personnel, many of whom could be difficult to replace. The incapacity, inability or unwillingness of certain of these people to perform their services may have a material adverse effect on the company. There can be no assurance that the company will be able to continue to attract, motivate and retain personnel with the skills and experience needed to successfully manage the company's business and operations.

Item 8.   Financial Statements and Supplementary Data

                                                                          Page
                                                                          ----
Report of Independent Public Accountants ................................  25
Consolidated Balance Sheets..............................................  26
Consolidated Statements of Earnings......................................  27
Consolidated Statements of Changes in Stockholders' Equity ..............  28
Consolidated Statements of Cash Flows ...................................  29
Notes to Consolidated Financial Statements ..............................  30

The following consolidated financial statement schedule is included in response to Item 14(d).

Schedule II - Valuation and Qualifying Accounts and Reserves.............  47

All other schedules for which provision is made to applicable regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of The Middleby Corporation:


We have audited the accompanying consolidated balance sheets of THE MIDDLEBY CORPORATION (a Delaware corporation) and Subsidiaries as of December 30, 2000, and January 1, 2000, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 30, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Middleby Corporation and Subsidiaries as of December 30, 2000, and January 1, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2000, in conformity with generally accepted accounting principles in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP

Chicago, Illinois
February 9, 2001

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 30, 2000 AND JANUARY 1, 2000
                    (dollars in thousands, except share data)

ASSETS                                                               2000               1999
------                                                               ----               ----
Current assets:
   Cash and cash equivalents .............................         $  2,094          $ 14,536
   Accounts receivable, net ..............................           18,879            24,919
   Inventories, net ......................................           18,372            16,884
   Prepaid expenses and other ............................              976               689
   Current deferred taxes ................................            4,141             3,350

                                                                   --------          --------
      Total current assets ...............................           44,462            60,378

Property, plant and equipment, net .......................           18,968            21,281
Excess purchase price over net assets acquired, net ......           13,056            13,962
Deferred taxes ...........................................            1,224             2,332
Other assets .............................................              600             1,095

                                                                   --------          --------
       Total assets ......................................         $ 78,310          $ 99,048
                                                                   ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ..................         $    249          $  7,131
   Accounts payable ......................................            7,211             8,861
   Accrued expenses ......................................           17,918            16,291
                                                                   --------          --------
      Total current liabilities ..........................           25,378            32,283

Long-term debt ...........................................            8,290            21,004
Retirement benefits and other non-current liabilities ....            7,181             2,593
Stockholders' equity:
   Preferred stock, $.01 par value; none issued ..........               --                --
   Common stock, $.01 par value, 11,021,896 and 11,008,771
       shares issued in 2000 and 1999, respectively ......              110               110
   Paid-in capital .......................................           53,585            54,220
    Treasury stock at cost; 2,015,409 and 837,800
        shares in 2000 and 1999, respectively ............          (11,777)           (3,309)
    Accumulated deficit ..................................           (2,665)           (5,297)
    Accumulated other comprehensive income ...............           (1,792)           (2,556)
                                                                   --------          --------
      Total stockholders' equity .........................           37,461            43,168
                                                                   --------          --------
      Total liabilities and stockholders' equity .........         $ 78,310          $ 99,048
                                                                   ========          ========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
          FOR THE FISCAL YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000
                               AND JANUARY 2, 1999

                  (amounts in thousands, except per share data)

                                                                       2000                1999                  1998
                                                                       ----                ----                  ----
Net sales ...............................................           $ 126,888            $ 132,541            $ 132,320
Cost of sales ...........................................              81,702               91,551               96,082
                                                                    ---------            ---------            ---------
      Gross profit ......................................              45,186               40,990               36,238
Selling and distribution expenses .......................              15,858               18,694               20,817
General and administrative expenses .....................              17,478               14,430               12,304
Non-recurring expenses ..................................                  --                2,208                3,457
                                                                    ---------            ---------            ---------
      Income (loss) from operations .....................              11,850                5,658                 (340)
Interest expense and deferred financing amortization, net               1,204                2,724                2,916
Other expense, net ......................................               1,503                  763                  939
                                                                    ---------            ---------            ---------
      Earnings (loss) before income taxes ...............               9,143                2,171               (4,195)
Provision (benefit) for income taxes ....................               5,370                3,165                 (211)
                                                                    ---------            ---------            ---------
        Earnings (loss) before extraordinary item .......               3,773                 (994)              (3,984)
      Extraordinary loss, net of income tax .............                (235)                  --                   --
                                                                    ---------            ---------            ---------
        Net earnings (loss) .............................           $   3,538            $    (994)           $  (3,984)
                                                                    ---------            ---------            ---------

Basic earnings (loss) per share:
     Before extraordinary item ..........................           $    0.38            $   (0.10)           $   (0.37)
     Extraordinary loss .................................               (0.03)                  --                   --
                                                                    ---------            ---------            ---------
     Net earnings (loss) per share ......................           $    0.35            $   (0.10)           $   (0.37)
                                                                    =========            =========            =========
Weighted average number of shares .......................               9,971               10,161               10,761

Diluted earnings (loss) per share:
      Before extraordinary item .........................           $    0.37            $   (0.10)           $   (0.37)
      Extraordinary loss ................................               (0.02)                  --                   --
                                                                    ---------            ---------            ---------
      Net earnings (loss) per share .....................           $    0.35            $   (0.10)           $   (0.37)
                                                                    =========            =========            =========
Weighted average number of shares .......................              10,091               10,277               10,872

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE FISCAL YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000
                               AND JANUARY 2, 1999
                             (dollars in thousands)

                                                                                                      Accumulated
                                                                                                            Other
                                             Common      Paid-in       Treasury      Accumulated    Comprehensive
                                              Stock      Capital          Stock          Deficit           Income         Total
--------------------------------------------------------------------------------------------------------------------------------
Balance January 3, 1998                       $109       $ 53,984        $     --        $  (319)       $(1,441)       $ 52,333
--------------------------------------------------------------------------------------------------------------------------------

Comprehensive income:
      Net loss                                  --             --              --         (3,984)            --          (3,984)
      Currency translation adjustments          --             --              --             --            177             177
      Increase in minimum pension
       liability                                --             --              --             --         (1,102)         (1,102)
--------------------------------------------------------------------------------------------------------------------------------
Net comprehensive income                        --             --              --         (3,984)          (925)         (4,909)
Exercise of stock options                       --             81              --             --             --              81
Issuance of stock                                1            537              --             --             --             538
Purchase of treasury stock                      --             --          (3,309)            --             --          (3,309)
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 2, 1999                      $110       $ 54,602        $ (3,309)       $(4,303)       $(2,366)       $ 44,734
--------------------------------------------------------------------------------------------------------------------------------

Comprehensive income:
      Net loss                                  --             --              --           (994)            --            (994)
      Currency translation adjustments          --             --              --             --           (288)           (288)
      Decrease in minimum pension
       liability                                --             --              --             --             98              98
--------------------------------------------------------------------------------------------------------------------------------
Net comprehensive income                        --             --              --           (994)          (190)         (1,184)
Exercise of stock options                       --             52              --             --             --              52
Purchase of stock on behalf of employee         --           (434)             --             --             --            (434)
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                      $110       $ 54,220        $ (3,309)       $(5,297)       $(2,556)       $ 43,168
--------------------------------------------------------------------------------------------------------------------------------

Comprehensive income:
      Net earnings                              --             --              --          3,538             --           3,538
      Currency translation adjustments          --             --              --             --            549             549
      Decrease in minimum pension
       liability                                --             --              --             --            215             215
--------------------------------------------------------------------------------------------------------------------------------
Net comprehensive income                        --             --              --          3,538            764           4,302
Exercise of stock options                       --            143              --             --             --             143
Purchase of stock on behalf of employee         --            144              --             --             --             144
Warrant retirement                              --           (922)             --             --             --            (922)
Purchase of treasury stock                      --             --          (8,468)            --             --          (8,468)
Dividend payment                                --             --              --           (906)            --            (906)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 30, 2000                    $110       $ 53,585        $(11,777)       $(2,665)       $(1,792)       $ 37,461
--------------------------------------------------------------------------------------------------------------------------------

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE FISCAL YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000
                               AND JANUARY 2, 1999
                             (dollars in thousands)

                                                                                           2000           1999            1998
                                                                                           ----           ----            ----
Cash flows from operating activities--
   Net earnings (loss) .............................................................    $  3,538        $   (994)       $ (3,984)
      Adjustments to reconcile net earnings to net cash provided by continuing operating activities--
         Depreciation and amortization .............................................       3,661           3,509           3,160
         Non-cash portion of tax provision .........................................       3,690           2,560            (843)
         Non-cash portion of non-recurring expense .................................          --             300           3,001
   Cash effects of changes in--
         Accounts receivable .......................................................       6,040            (454)          1,009
         Inventories ...............................................................      (1,488)          3,548           1,774
         Prepaid expenses and other asset ..........................................         208             980            (670)
         Accounts payable ..........................................................      (1,650)         (2,068)           (655)
         Accrued expenses and other liabilities ....................................       3,654           2,381            (487)
                                                                                        -----------------------------------------
   Net cash provided by operating activities .......................................      17,653           9,762           2,305
                                                                                        -----------------------------------------

Cash flows from investing activities--
   Additions to property and equipment .............................................        (656)         (1,401)         (3,830)
   Purchase of subsidiary minority interest ........................................          --            (203)         (1,249)
                                                                                        -----------------------------------------
   Net cash provided by (used in) investing activities .............................        (656)         (1,604)         (5,079)
                                                                                        -----------------------------------------

Cash flows from financing activities--
   Proceeds (repayments) under intellectual property lease .........................      (8,939)            290          (1,551)
   Proceeds (repayments) under revolving credit facilities .........................       4,906            (145)          3,474
   Retirement of note obligation ...................................................     (15,000)             --              --
   Retirement of warrant associated with note obligation ...........................        (922)             --              --
   Reduction in foreign bank debt ..................................................          --              --          (1,793)
   Repurchase of treasury stock ....................................................      (8,468)             --          (3,309)
   Payment of special dividend .....................................................        (906)             --              --
   Proceeds from stock issuances ...................................................         143              52             618
   Stock purchased on behalf of employee ...........................................          --            (434)             --
   Other financing activities, net .................................................        (253)           (153)           (218)
                                                                                        -----------------------------------------
   Net cash provided by (used in) financing activities .............................     (29,439)           (390)         (2,779)
                                                                                        -----------------------------------------
Changes in cash and cash equivalents--
      Net increase (decrease) in cash and cash equivalents .........................     (12,442)          7,768          (5,553)
      Cash and cash equivalents at beginning of year ...............................      14,536           6,768          12,321
                                                                                        -----------------------------------------
   Cash and cash equivalents at end of year ........................................    $  2,094        $ 14,536        $  6,768
                                                                                        =========================================

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

     The company's domestic sales are primarily through independent dealers and distributors and are marketed by the company's sales personnel and network of independent manufacturers' representatives. The company's international sales are through a combined network of independent and company-owned distributors. The company maintains regional sales offices in Asia, Europe and Latin America complemented by sales and distribution offices in Canada, China, France, India, Japan, Korea, Mexico, the Philippines, Spain and Taiwan. The company's end-user customers include: (i) fast food or quick-service restaurants, including those restaurants that primarily offer pizza, (ii) full-service restaurants, including casual-theme restaurants, (iii) retail outlets, such as convenience stores, supermarkets and department stores and (iv) public and private institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, military facilities and government agencies. Included in these customers are several large multi-national restaurant chains, which account for a significant portion of the company's business, although no single customer accounts for more than 10% of net sales.

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

     The company's fiscal year ends on the Saturday nearest December 31. Fiscal years 2000, 1999 and 1998 ended on December 30, 2000, January 1, 2000 and January 2, 1999, respectively, and each included 52 weeks.



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


(c)  Accounts Receivable

     Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $2,408,000 and $1,721,000 at December 30, 2000 and January 1, 2000, respectively.


(d)  Inventories

     Inventories are comprised of material, labor and overhead and are stated at the lower of cost or market. Cost is determined utilizing the first-in, first-out (FIFO) inventory method. Inventories at December 30, 2000 and January 1, 2000 are as follows:

                                                   2000            1999
                                                   ----            ----
                                                  (dollars in thousands)

     Raw materials and parts ..............      $ 5,515         $ 4,738
     Work in process ......................        3,985           3,904
     Finished goods .......................        8,872           8,242
                                                 -------         -------
                                                 $18,372         $16,884
                                                 =======         =======

(e)  Property, Plant and Equipment

     Property, plant and equipment are carried at cost as follows:

                                                   2000             1999
                                                   ----             ----
                                                   (dollars in thousands)

      Land ................................      $  3,322        $  3,322
      Building and improvements ...........        12,732          12,745
      Furniture and fixtures ..............         8,179           8,077
      Machinery and equipment .............        14,924          14,964
                                                 --------        --------
                                                   39,157          39,108
      Less accumulated depreciation .......       (20,189)        (17,827)
                                                 --------        --------
                                                 $ 18,968        $ 21,281
                                                 ========        ========

     Depreciation expense is provided for using the straight-line method and amounted to $2,755,000, $2,745,000 and $2,510,000 in fiscal 2000, 1999 and 1998, respectively. Following is a summary of the estimated useful lives:

Description                                              Life
-----------                                              ----
Building and improvements.............................   20 to 40 years
Furniture and fixtures................................   5 to 7 years
Machinery and equipment...............................   3 to 10 years

     Expenditures which significantly extend useful lives are capitalized. Maintenance and repairs are charged to expense as incurred. Asset impairments are recorded whenever events or changes in circumstances indicate that the recorded value of an asset is less than the sum of its expected future undiscounted cash flows.

(f)  Excess Purchase Price Over Net Assets Acquired

     The excess purchase price over net assets acquired is being amortized using a straight-line method over periods of 3 to 40 years. Amounts presented are net of accumulated amortization of $7,391,000 and $6,485,000 at December 30, 2000 and January 1, 2000, respectively. The company periodically evaluates the useful life and realizability of the excess purchase price over net assets acquired based on current events and circumstances. Impairments are measured utilizing an undiscounted future cash flow method and are recorded at the time management deems an impairment has occurred.

(g)  Accrued Expenses

     Accrued expenses consist of the following at December 30, 2000 and January 1, 2000, respectively:

                                                       2000        1999
                                                       ----        ----
                                                     (dollars in thousands)

     Accrued payroll and related expenses .......   $ 6,253      $ 4,820
     Accrued customer rebates ...................     3,479        3,472
     Accrued commissions ........................       925        1,074
     Accrued warranty ...........................     1,449        1,628
     Other accrued expenses .....................     5,812        5,297
                                                    -------      -------
                                                    $17,918      $16,291
                                                    =======      =======

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

(i)  Foreign Currency

     Foreign currency transactions are accounted for in accordance with Statement of Financial Accounting Standards No. 52 (`SFAS No. 52") "Foreign Currency Translation." Assets and liabilities of the company's foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders' equity until sale or liquidation of the net investment in the foreign entity takes place. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur. Intercompany transactions of a long-term investment nature are considered part of the company's net investment and hence do not give rise to gains or losses.


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

(l)  Research and Development Costs

     Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $1,346,000, $1,505,000 and $1,796,000 in fiscal 2000, 1999 and 1998, respectively.

(m)  Earnings Per Share

     In accordance with SFAS No. 128 "Earnings Per Share", "basic earnings per share" is calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" is calculated based upon the weighted average number of common shares outstanding, warrants and other potential common shares, if they are dilutive. The company's common share equivalents consist of shares issuable on exercise of outstanding options computed using the treasury method and amounted to 120,000, 116,000 and 111,000 for fiscal 2000, 1999 and 1998, respectively.

(n)  Consolidated Statements of Cash Flows

     Cash paid for interest was $2,307,000, $2,335,000 and $2,877,000 in fiscal 2000, 1999 and 1998, respectively. Cash payments totaling $1,162,000, $204,000 and $565,000 were made for income taxes during fiscal 2000, 1999 and 1998, respectively.

(o)  New Accounting Pronouncements

     In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This standard requires that an entity recognize derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. SFAS No. 137 amended the effective date of SFAS No. 133 to being effective for fiscal years beginning after June 15, 2000. As a result, the company will adopt the requirements of SFAS No. 133 in the first quarter of the fiscal year 2001. Based on current circumstances, the adoption of SFAS No. 133 will not have a material effect on the financial position or results of operations of the company.

(3)  FINANCING ARRANGEMENTS

     The following is a summary of long-term debt at December 30, 2000 and January 1, 2000:

                                                         2000           1999
                                                         ----           ----
                                                        (dollars in thousands)

         Unsecured senior note ..................      $    --        $15,000
         Unsecured revolving credit line ........        8,244          3,647
         Intellectual property lease ............           --          8,939
         Other financing ........................          295            549
                                                       -------        -------
                                                         8,539         28,135
         Less current maturities of
            long-term debt ......................          249          7,131
                                                       -------        -------
                                                       $ 8,290        $21,004
                                                       =======        =======


     As of December 30, 2000, the company had borrowings of $2,444,000 in a Yen denominated loan and $5,800,000 in a U.S. dollar denominated loan under the company's $20.0 million unsecured multi-currency revolving credit line. Interest on U.S. borrowings is assessed at floating interest rates of between 0.75% to 1.75% above LIBOR rate or at the bank's reference rate. The interest rate is adjusted quarterly based on the company's defined indebtedness ratio on a rolling four-quarter basis. Interest on foreign borrowings is determined based upon the bank's reference rate within that country. As of December 30, 2000, the interest rate on the Yen and U.S. Dollar denominated borrowings were 1.5% and 7.5%, respectively. A variable commitment fee, based upon the indebtedness ratio, of between 0.10% to 0.25% is charged on the unused portion of the line of credit. The multi-currency revolving line of credit expires on December 31, 2003, and may be extended for an additional year at the company's option.

     Other financing arrangements are comprised primarily of capital lease arrangements for production equipment, with repayment periods extending through fiscal 2002. Ownership of the related equipment transfers to the company at the end of the lease period.

     The unsecured senior note obligation was repaid in full with a $2.5 million scheduled payment in July 2000 and a $12.5 million early retirement payment in August, 2000. The note obligation was at a 10.99% rate of interest and was due to mature over a period ending January 10, 2003. In conjunction with the early debt retirement, the company repurchased a warrant that gave the noteholder the right to purchase 250,000 shares of common stock at an exercise price of $3 per share, for $0.9 million. An extraordinary charge of $0.4 million, or $0.2 million net of tax, was recorded related to a prepayment penalty for the early retirement of the unsecured senior note obligation.

     In December 2000, the company elected to prepay the remaining obligation due under the intellectual property lease. The lease facility was at a 10.3% implicit rate and was due to mature on December 30, 2001. No prepayment penalty was incurred associated with the early payment of this borrowing obligation.

     The terms of the revolving credit agreement limit the paying of dividends, capital expenditures and leases, and require, among other things, a minimum amount, as defined, of stockholders' equity, and certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company's business operations or conditions occurs, the lender could declare an event of default. At December 30, 2000, the company was in compliance with all covenants pursuant to its revolving credit facility.

     The aggregate amount of long-term debt payable during each of the next five years and thereafter is as follows:

                                         (dollars in thousands)

                  2001 ......................    $  249
                  2002 ......................        46
                  2003 ......................     8,244
                  2004 ......................        --
                  2005 ......................        --
                  2006 and thereafter .......        --
                                                 ------
                                                 $8,539
                                                 ======

(4)  COMMON AND PREFERRED STOCK

     (a)  Shares Authorized and Issued

          At December 30, 2000 and January 1, 2000, the company had 20,000,000 shares of common stock and 2,000,000 shares of Non-voting Preferred Stock authorized. At December 30, 2000, there were 9,006,487 common stock shares issued and outstanding.

     (b)  Treasury Stock

          In July 1998, the company's Board of Directors adopted a stock repurchase program and during 1998 authorized the purchase of up to 1,800,000 common shares in open market purchases. As of December 30, 2000, 899,800 shares had been purchased for $3.7 million.

          In October 2000, the company's Board of Directors approved a self tender offer that authorized the purchase of up to 1,500,000 common shares from existing stockholders at a per share price of $7.00. On November 22, 2000 the company announced that 1,135,359 shares were accepted for payment pursuant to the tender offer for $7.9 million.

     (c) Stock Options

          The company maintains a 1998 Stock Incentive Plan (the "Plan"), as adopted effective as of February 19, 1998, which provides rights to key employees to purchase shares of common stock at specified exercise prices. The Plan supercedes the 1989 Stock Incentive Plan, as amended, and no further options will be granted under the 1989 Plan. A maximum amount of 550,000 shares can be issued under the Plan. Options may be exercised upon certain vesting requirements being met, but expire to the extent unexercised within a maximum of ten years from the date of grant. Options typically vest over a four year period from the date of grant. The weighted average exercise price of options outstanding under the Plan was $6.64 at December 30, 2000 and $7.43 at January 1, 2000.

          In addition to the above Plan, certain directors of the company have options outstanding at December 30, 2000 for 1,000 shares exercisable at $1.875 per share, 75,000 shares exercisable at $7.50 per share and 24,000 shares exercisable at $6.00 per share.

     A summary of stock option activity is presented below:

                                                                                 Option
          Stock Option Activity          Employees        Directors         Price Per Share
          ---------------------          ---------        ---------         ---------------
         Outstanding at
              January 3, 1998            124,538            76,000
                                         =======           =======

              Granted .........          200,000                --        $7.09

              Exercised .......          (29,300)               --        $1.25 to $7.38

              Forfeited .......           (3,250)               --        $5.25 to $5.63
                                         -------           -------

         Outstanding at
              January 2, 1999            291,988            76,000
                                         =======           =======

              Granted .........           70,800                --        $4.50

              Exercised .......          (13,250)               --        $1.250 to $5.625

              Forfeited .......          (31,488)               --        $2.625 to $5.625
                                         -------           -------

         Outstanding at
              January 1, 2000            318,050            76,000
                                         =======           =======

              Granted .........           18,000            24,000        $6.00 to 7.0625

              Exercised .......          (32,875)               --        $1.25 to $5.625

              Forfeited .......          (15,050)               --        $4.50 to $5.25
                                         -------           -------
         Outstanding at
              December 30, 2000          288,125           100,000
                                         =======           =======

         Exercisable at
              December 30, 2000          115,044           100,000
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

          Pro forma information regarding net earnings and earnings per share is required by SFAS 123. This information is required to be determined as if the company had accounted for its employee and director stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The weighted average estimated fair value of stock options granted in fiscal 2000, 1999 and 1998 was $3.04, $2.67 and $3.62 per share, respectively. The fair value of options has been estimated at the date of grant using a Black-Scholes option pricing model with the following general assumptions: risk-free interest rate of
     5.5 to 5.8 percent, no expected dividend yield, expected lives of 3.5 to
     9.0 years and expected volatility of 25 to 60 percent.

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

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The company's pro forma net income and per share data from continuing operations is as follows:

                                             2000          1999           1998
                                             ----          ----           ----
                                          (dollars in thousands, except per
                                                   share data)
     Earnings (loss) from continuing
       Operations ..................     $   3,424     $  (1,061)     $  (4,047)

          Per share:

          Basic ....................     $    0.34     $   (0.10)     $   (0.38)

          Diluted ..................     $    0.34     $   (0.10)     $   (0.38)


(5)  INCOME TAXES

     The provision (benefit) for income taxes is summarized as follows:

                                            2000         1999         1998
                                            ----         ----         ----
                                                (dollars in thousands)

     Federal ............................  $4,083      $ 2,740      $(250)
     State and local ....................     445          270        (42)
     Foreign ............................     842          155         81
                                           ------      -------      -----
     Total ..............................  $5,370      $ 3,165      $(211)
                                           ======      =======      =====

     Current ............................  $4,744      $ 4,075      $ 141
     Deferred ...........................     626         (910)      (352)
                                           ------      -------      -----
     Total ..............................  $5,370      $ 3,165      $(211)
                                           ======      =======      =====

     Reconciliation of the differences between income taxes computed at the Federal statutory rate to the effective rate are as follows:

                                                    2000        1999      1998
                                                    ----        ----      ----
     U.S. federal statutory tax rate ........       34.0%       34.0%     34.0%

     NOL utilization and adjustments
         to valuation allowance .............         --          --     (18.8)
     Permanent book vs. tax
         differences ........................        3.9        17.7      (4.0)
     Foreign tax losses with no benefit
         and rate differentials .............       16.6        81.7      (8.2)
     State taxes, net of federal
         benefit ............................        4.2        12.4       2.0
                                                    ----       -----      ----
     Consolidated effective tax rate for
         continuing operations ..............       58.7%      145.8%      5.0%
                                                    ====       =====      ====


     At December 30, 2000 and January 1, 2000, the company had recorded the following deferred tax assets and liabilities which were comprised of the following:

                                                           2000           1999
                                                           ----           ----
                                                          (dollars in thousands)
       Deferred tax assets:
        Federal net operating loss carry-forwards ....   $   748       $ 1,160
        Tax credit carry-forwards ....................     1,813         1,683
        Foreign net operating loss carry-forwards ....       744         1,147
        Accrued pension benefits .....................     1,868         1,048
        Inventory reserves ...........................       514           559
        Accrued warranty .............................       487           577
        Other ........................................     1,649         1,998
        Valuation allowance ..........................    (1,702)       (1,818)
                                                         -------       -------
              Deferred tax assets ....................     6,121         6,354
     Deferred tax liabilities:
        Depreciation .................................      (756)         (672)
                                                         -------       -------
     Net deferred tax assets .........................   $ 5,365       $ 5,682
                                                         =======       =======


     As of December 30, 2000, the consolidated tax loss carry-forwards for Federal income tax purposes were approximately $748,000 on an after tax basis. These carry-forwards expire in 2007. Tax credit carry-forwards are comprised of business tax credits of approximately $958,000, which expire in 2002 and Federal alternative minimum tax credits of approximately $855,000 that do not expire. Foreign net operating loss carry-forwards relate primarily to the company's operations in Japan and Taiwan and have varying expiration periods through 2005.

     The valuation allowance has been established related to business tax credits and foreign net operating loss carry-forwards which will more likely than not expire unutilized.


(6)  COMMITMENTS AND CONTINGENCIES

     The company leases office facilities and equipment under operating leases, which expire in fiscal 2001 through 2005. Rental expense was $1,230,000, $1,773,000 and $1,280,000 in fiscal 2000, 1999 and 1998, respectively. Future minimum rental payments under these leases are as follows:

                                              (dollars in thousands)
                2001...........................          932
                2002...........................          364
                2003...........................          242
                2004...........................          172
                2005 ..........................          109
                2006 and thereafter............           --
                                                     -------
                                                     $ 1,819
                                                     =======

(7)  NON-RECURRING EXPENSES

     During the third quarter of 1999, the company recorded restructuring charges aggregating to $1,248,000. The charge provided for $1,020,000 related to cost reduction actions at the company's International Distribution business. These actions included the closure of the division headquarters located in Florida and employee reduction efforts at the Florida headquarters office and the Japanese distribution operation. The headquarters for the International Distribution business has been integrated within the company's corporate office. Distribution operations previously existing at the Florida facility have been integrated within regional distribution operations in Asia, Europe and Latin America. The recorded charge consists of lease exit costs of $360,000, the disposal of fixed assets of $300,000, and severance benefits of $360,000 for 11 employees. Additional charges of $228,000 were recorded principally for severance benefits for 87 employees within the Philippines manufacturing operations of the Cooking Systems Group. All actions associated with these restructuring efforts were completed in the first half of fiscal 2000.

     During the first and second quarters of 1999, the company recorded non-recurring expenses in the amount of $750,000 and $210,000, respectively. These charges principally related to severance benefits for 52 terminated employees at the Cooking Systems Group and the International Distribution Division. Liabilities associated these actions were fully settled in the first half of 2000.

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

(8)  ACQUISITION OF MINORITY INTEREST

     During the first quarter of 1999, the company acquired the remaining interest in Design-Tek, Inc. from its founder and president. This business unit was then subsequently merged into Middleby Worldwide, the company's international distribution and service organization. The remaining interest was acquired for $203,000 and allocated to goodwill, amortized over a period of three years.

     During the first quarter of 1998, the company acquired the remaining interest in Asbury Associates, Inc. and Middleby Philippines Corporation from the founder and president of Asbury Associates, Inc. The remaining interest was acquired for $512,000 in cash, 50,000 shares of common stock with a market value of $387,000 at the date of issuance and forgiveness of certain minority interest liabilities owed by the minority shareholder. This transaction increased the company's ownership interest in these subsidiaries to 100%. The excess purchase price over the value of assets acquired of $1,249,000 was allocated to goodwill and is amortized over a period of 15 years.

(9)  SEGMENT INFORMATION

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

     The worldwide manufacturing divisions operate through the Cooking Systems Group. This business division has manufacturing facilities in Illinois, North Carolina and the Philippines. This division supports four major product groups, including conveyor oven equipment, core cooking equipment, counterline cooking equipment, and international specialty equipment. Principal product lines of the conveyor oven product group include Middleby Marshall ovens and CTX ovens. Principal product lines of the core cooking equipment product group include the Southbend product line of ranges, steamers, convection ovens, broilers, fryers, griddles and steam cooking equipment. The counterline cooking and warming equipment product group includes toasters, hot food servers, foodwarmers, griddles, fryers and ranges distributed under the Toastmaster brand name. The international specialty equipment product group is primarily comprised of food preparation tables, undercounter refrigeration systems, ventilation systems and other fabricated equipment used in commercial kitchens. In 2000, this division began to manufacture component parts for the U.S. manufacturing operations and finished goods for the U.S. marketplace.

     The International Distribution Division provides integrated design, export management, distribution and installation services through its operations in Canada, China, France, India, Japan, Korea, Mexico, the Philippines, Spain, and Taiwan. The division sells the company's product lines and certain non-competing complementary product lines throughout the world. For a local country distributor or dealer, the company is able to provide a centralized source of foodservice equipment with complete export management and product support services.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The company evaluates individual segment performance based on operating income. Intersegment sales are made at established arms length transfer prices.

     The following table summarizes the results of operations for the company's business segments (dollars in thousands):

                               Cooking
                               Systems     International         Corporate
                                 Group     Distribution         and Other(1)  Eliminations(2)     Total
                               ---------------------------------------------------------------------------
2000
----

 Net sales                    $113,350        $ 34,446               --         $(20,908)        $ 126,888
 Operating income               18,903             667           (7,653)             (67)           11,850
 Depreciation expense            2,378             182              195               --             2,755
 Net capital
  expenditures                     570             107              (21)              --               656
 Total assets                   54,884          18,044            5,472              (90)           78,310
 Long-lived assets(3)           19,280             665           13,903               --            33,848

1999
----

 Net sales                    $107,912        $ 40,352         $    382         $(16,105)        $ 132,541
 Operating income               13,644          (2,206)          (5,538)            (242)            5,658
 Non-recurring expense             692             245            1,271               --             2,208
 Depreciation expense            2,350             299               96               --             2,745
 Net capital
  expenditures                   1,049             246              106               --             1,401
 Total assets                   55,915          20,417           25,177           (2,461)           99,048
 Long-lived assets(3)           20,962           1,138           16,570               --            38,670

1998
----

 Net sales                    $105,543        $ 39,096         $  2,359         $(14,678)        $ 132,320
 Operating income                7,719          (2,629)          (4,979)            (451)             (340)
 Non-recurring expense           1,932              --            1,525               --             3,457
 Depreciation expense            2,211             201               98               --             2,510
 Net capital
  expenditures                   3,463              39              328               --             3,830
 Total assets                   58,535          22,786           22,055           (6,785)           96,591
 Long-lived assets(3)           28,829           1,351           14,109               --            44,289

(1)  Includes corporate and other general company assets and operations.
(2) Includes elimination of intercompany sales, profit in inventory, and intercompany receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.
(3) Long-lived assets of the Cooking Systems Group includes assets located in the Philippines which amounted to $3,279, $3,738 and $4,087 in 2000, 1999 and 1998, respectively.

Net sales by each major geographic region are as follows:

                                        2000         1999          1998
                                        ----         ----          ----
                                             (dollars in thousands)
     United States ...............    $ 89,913     $ 89,084     $ 89,005
                                      --------     --------     --------
     Asia ........................      12,056       11,434       15,034
     Europe and Middle East ......      11,539       14,778       13,451
     Latin America ...............       9,990       12,742       10,061
     Canada ......................       3,390        4,503        4,769
                                      --------     --------     --------
      Total international ........      36,975       43,457       43,315
                                      --------     --------     --------
                                      $126,888     $132,541     $132,320
                                      ========     ========     ========

(10) EMPLOYEE BENEFIT PLANS

     The company maintains a non-contributory defined benefit plan for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the company. The plan is funded in accordance with provisions of the Employee Retirement Income Security Act of 1974.

     The company also maintains retirement benefit agreements with its Chairman and recently retired President, and a non-qualified defined benefit retirement plan for certain officers. The retirement benefits are based upon a percentage of the officer's final base salary and number of years of employment. Additionally, the company maintains a retirement plan for non-employee directors. The plan provides for an annual benefit upon retirement from the Board of Directors at age 70, equal to 100% of the director's last annual retainer, payable for a number of years equal to the director's years of service up to a maximum of 10 years.

     A summary of the plans' benefit obligations, funded status, and net balance sheet position is as follows:

                                                                        (dollars in thousands)
                                                      2000             2000              1999              1999
                                                      Union          Executive           Union          Executive
                                                      Plan             Plans             Plan             Plans
                                                  --------------   --------------   ----------------  ---------------
Change in Benefit Obligation:
   Benefit obligation - beginning of year .          $ 2,789            $ 3,634            $ 2,715            $ 3,001
                                                     -------            -------            -------            -------
   Service cost ...........................              135              1,202                145                252
   Interest on benefit obligations ........              206                347                173                227
   Return on assets .......................             (211)                --                103                 --
   Net amortization and deferral ..........              109                571               (158)               258
                                                     -------            -------            -------            -------
   Net pension expense ....................              239              2,120                263                737
   Net benefit payments ...................             (135)                (7)              (127)                (7)
   Actuarial (gain) loss ..................                1               (175)               (62)               (97)
                                                     -------            -------            -------            -------
   Benefit obligation - end of year .......            2,894              5,572              2,789              3,634
                                                     -------            -------            -------            -------
Change in Plan Assets:
   Plan assets at fair value - beginning of
      Year ................................            2,379              2,360              2,134                 --
   Company contributions ..................              238                599                269              2,212
   Investment gain ........................               64                (75)               103                148
   Benefit payments and plan expenses .....             (135)                --               (127)                --
                                                     -------            -------            -------            -------
   Plan assets at fair value - end of year             2,546              2,884              2,379              2,360
                                                     -------            -------            -------            -------
Unfunded benefit obligation ...............             (348)            (2,688)              (410)            (1,274)
Unrecognized net loss .....................              667                415                697                590
Unrecognized prior year service cost ......              171                 --                208                 --
Unrecognized net transition asset .........               (7)                --                (11)                --
                                                     -------            -------            -------            -------
Net amount recognized in the balance
     sheet at year-end ....................          $   483            $(2,273)           $   484            $  (684)
                                                     =======            =======            =======            =======

Assumed discount rate .....................              7.5%               7.0%               6.5%               6.2%
Expected return on assets .................              8.5%               8.5%               8.5%               8.5%

     The company also maintains a discretionary profit sharing plan and 401K savings plan for salaried and non-union hourly employees in the United States. Contributions to the profit sharing plan amounted to $300,000 in each of the fiscal years 2000, 1999 and 1998.


(11) QUARTERLY DATA (UNAUDITED)

                                            1st           2nd        3rd            4th         Total Year
                                            ---           ---        ---            ---         ----------
                                                  (dollars in thousands, except per share data)
2000
----
Net sales ...........................     $ 32,474      $32,375     $ 31,051      $ 30,988      $ 126,888
Gross profit ........................       11,214       10,025       10,897        13,050         45,186
Income (loss) from operations .......        2,644        2,285        3,982         2,939         11,850
Net earnings (loss) .................     $    490      $   641     $  1,108      $  1,299      $   3,538
                                          ========      =======     ========      ========      =========

Basic earnings (loss) per share (1) .     $   0.05      $  0.06     $   0.11      $   0.14      $    0.35
                                          ========      =======     ========      ========      =========

Diluted earnings (loss) per share (1)     $   0.05      $  0.06     $   0.11      $   0.14      $    0.35
                                          ========      =======     ========      ========      =========


1999
----
Net sales ...........................     $ 32,441      $36,527     $ 31,988      $ 31,585      $ 132,541
Gross profit ........................        9,626       10,726       10,178        10,460         40,990
Non-recurring expense ...............          750          210        1,248            --          2,208
Income (loss) from operations .......          986        2,236          757         1,679          5,658
Net earnings (loss) .................     $   (350)     $   401     $   (657)     $   (338)     $    (994)
                                          ========      =======     ========      ========      =========

Basic earnings (loss) per share (1) .     $  (0.03)     $  0.04     $  (0.06)     $  (0.04)     $   (0.10)
                                          ========      =======     ========      ========      =========

Diluted earnings (loss) per share (1)     $  (0.03)     $  0.04     $  (0.06)     $  (0.04)     $   (0.10)
                                          ========      =======     ========      ========      =========


1998
----
Net sales ...........................     $ 31,101      $33,641     $ 33,891      $ 33,687      $ 132,320
Gross profit ........................        9,438       10,672        9,420         6,708         36,238
Non-recurring expense ...............           --           --        1,525         1,932          3,457
Income (loss) from operations .......        1,621        2,062         (113)       (3,910)          (340)
Net earnings (loss) .................     $    520      $   791     $   (888)     $ (4,407)     $  (3,984)
                                          ========      =======     ========      ========      =========

Basic earnings (loss) per share (1) .     $   0.05      $  0.07     $  (0.08)     $  (0.42)     $   (0.37)
                                          ========      =======     ========      ========      =========

Diluted earnings (loss) per share (1)     $   0.05      $  0.07     $  (0.08)     $  (0.42)     $   (0.37)
                                          ========      =======     ========      ========      =========

(1) Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FISCAL YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000
                               AND JANUARY 2, 1999

                              Balance        Additions     Write-Offs           Balance
                            Beginning          Charged     During the            At End
                            Of Period          Expense     the Period         Of Period
                            ---------          -------     ----------         ---------
        Allowance for
        doubtful accounts; deducted from
        accounts receivable on the
        balance sheets-

             1998          $  577,000       $  591,000    $  (363,000)       $  805,000

             1999          $  805,000       $1,161,000    $  (245,000)       $1,721,000

             2000          $1,721,000       $  938,000    $  (251,000)       $2,408,000


         Reserve for product line
            discontinuance

             1998          $       --       $1,932,000    $   (90,000)       $1,842,000

             1999          $1,842,000       $       --    $(1,842,000)       $       --


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.



                                    PART III

     The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference, to the extent necessary, in accordance with General Instruction G(3), from the company's definitive proxy statement filed pursuant to Regulation 14A in connection with the 2001 annual meeting of stockholders.



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

               4.8 Amendment No. 6 to Note Agreement, dated as of March 31, 1999, incorporated by reference to the company's Form 10-K, Exhibit 4(a), for the fiscal year ended January 2, 1999, filed on April 2, 1999.

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

               4.13 Multicurrency Credit Agreement dated as of March 18, 1998 among Middleby Marshall Inc., the Subsidiaries of Middleby Marshall Inc., and Bank of America National Trust and Savings Association, Incorporated by reference to the company's Form 8-K, Exhibit 4(b), filed on August 21, 1998.

               4.14 Second Amendment and Waiver dated as of March 31, 1999 to Multicurrency Credit Agreement dated as of March 18, 1998, incorporated by reference to the company's Form 10-K, Exhibit 4(b), for the fiscal year ended January 2, 1999, filed on April 2, 1999.

               4.15 Common Stock Rights Agreement, dated as of August 9, 2000 between the company and the Northwestern Mutual Life Insurance Company, incorporated by reference to the company's 8-K, Exhibit 4(a), filed on August 18, 2000.

               4.16 Third Amendment dated as of March 31, 2000 to Multicurrency Credit Agreement dated as of March 18, 1998, incorporated by reference to the company's Form TO-1, Exhibit (b)(4) filed on October 23, 2000.

               4.17 Waiver dated as of August 7, 2000 to Multicurrency Credit Agreement dated as of March 18, 1998, incorporated by reference to the company's Form TO-1, Exhibit (b)(5) filed on October 23, 2000.

               4.18 Fourth Amendment and Waiver dated as of October 16, 2000 to Multicurrency Credit Agreement dated as of March 18, 1998, incorporated by reference to the company's Form TO-1, Exhibit (b)(6) filed on October 23, 2000.

               4.19 Amended and Restated Agreement dated as of November 30, 2000 to Multicurrency Credit Agreement dated as of March 18, 1998.

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

               10.7* The Middleby Corporation 1998 Stock Incentive Plan, dated February 19, 1998, incorporated by reference to the company's Form 10-K, Exhibit 10(a), for the fiscal year ended January 2, 1999, filed on April 2, 1999.

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

               10.15 Grantor trust agreement dated as of April 1, 1999 among the company and Wachovia Bank, N.A, incorporated by reference to the company's Form 10-K, Exhibit 10.15, for the fiscal year ended January 1, 2000 filed on March 31, 2000.

               10.16* Employment Agreement of Selim A. Bassoul, dated June 1, 2000.

               10.17*         Employment Agreement of David B. Baker, dated June
                              1, 2000.

               10.18* Amendment No. 2 to Amended and Restated Employment Agreement of David P. Riley, dated December 1, 2000.

               10.19*         Loan arrangement between the company and Selim A.
                              Bassoul, dated November 19, 1999.

               10.20* Amendment No. 2 to Amended and Restated Employment Agreement of William F. Whitman, dated January 1, 2001.

               22.1           List of subsidiaries;


         *        Designates management contract or compensation plan.

(b) There were no reports on Form 8-K filed with the commission during the fiscal fourth quarter of 2000.

(c)  See the financial statement schedule included under Item 8.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th of March 2001.

                            THE MIDDLEBY CORPORATION

                                          BY:   /s/ Selim A. Bassoul
                                               ------------------------------
                                                  Selim A. Bassoul
                                                  President, Chief Executive
                                                  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2001.

            Signatures                                  Title

   PRINCIPAL EXECUTIVE OFFICER

   /s/  Selim A. Bassoul                   President and Chief Executive Officer
   ------------------------------
   Selim A. Bassoul


   PRINCIPAL FINANCIAL AND
   ACCOUNTING OFFICER

   /s/  David B. Baker                     Vice President, Chief Financial
   ------------------------------          Officer and Secretary
   David B. Baker


   DIRECTORS

   /s/  William F. Whitman, Jr.            Chairman of the Board and Director
   ------------------------------------
   William F. Whitman, Jr.

   /s/  Robert R. Henry                    Director
   ------------------------------------
   Robert R. Henry

   /s/  A. Don Lummus                      Director
   ------------------------------------
   A. Don Lummus

   /s/  John R. Miller, III                Director
   ------------------------------------
   John R. Miller, III

   /s/  Philip G. Putnam                   Director
   ------------------------------------
   Philip G. Putnam

   /s/  David P. Riley                     Director
   ------------------------------------
   David P. Riley

   /s/  Sabin C. Streeter                  Director
   ------------------------------------
   Sabin C. Streeter

   /s/  Joseph G. Tompkins                 Director
   ------------------------------------
   Joseph G. Tompkins

   /s/  Laura  B. Whitman                  Director
   ------------------------------------
   Laura B. Whitman

   /s/  Robert L. Yohe                     Director
   ------------------------------------
   Robert L. Yohe