Form 10-Q
period 2001-03-31
MIDDLEBY CORP
filed 2001-05-11
CIK 769520

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2001

[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 1-9973 THE MIDDLEBY CORPORATION (Exact Name of Registrant as Specified in its Charter)

Delaware	36-3352497
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1400 Toastmaster Drive, Elgin, Illinois	60120
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone No., including Area Code	(847) 741-3300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_  NO __

As of May 8, 2001, there were 8,980,000 shares of the registrant’s common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED MARCH 31, 2001

INDEX

DESCRIPTION	PAGE
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BALANCE SHEETS	1
March 31, 2001 and December 30, 2000

STATEMENTS OF EARNINGS	2
March 31, 2001 and April 1, 2000

STATEMENTS OF CASH FLOWS	3
March 31, 2001 and April 1, 2000

NOTES TO FINANCIAL STATEMENTS	4

Item 2. Management’s Discussion and Analysis	7
of Financial Condition and Results of
Operations

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	11

PART II. OTHER INFORMATION	12

PART I.  FINANCIAL INFORMATION

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	(Unaudited) Mar. 31, 2001	Dec. 30, 2000
ASSETS
Cash and cash equivalents	$ 2,328	$ 2,094
Accounts receivable, net	16,758	18,879
Inventories, net	19,108	18,372
Prepaid expenses and other	1,227	976
Current deferred taxes	4,117	4,141

Total current assets	43,538	44,462
Property, plant and equipment, net of
accumulated depreciation of
$20,849 and $20,189	18,528	18,968
Excess purchase price over net assets
acquired, net of accumulated
amortization of $7,617 and $7,391	12,830	13,056
Deferred taxes	809	1,224
Other assets	532	600

Total assets	$ 76,237	$ 78,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current maturities of long-term debt	11	$ 249
Accounts payable	4,964	7,211
Accrued expenses	12,967	17,918

Total current liabilities	17,942	25,378
Long-term debt	13,081	8,290
Retirement benefits and other
non-current liabilities	7,308	7,181
Shareholders’ equity:
Preferred stock, $.01 par value;
nonvoting; 2,000,000 shares
authorized; none issued	—	—
Common stock, $.01 par value;
20,000,000 shares authorized;
11,021,896 issued in 2001 and
2000	110	110
Paid-in capital	53,588	53,585
Treasury stock at cost; 2,042,974
and 2,015,409 shares in 2001 and
2000, respectively	(11,950)	(11,777)
Accumulated deficit	(2,118)	(2,665)
Accumulated other comprehensive
income	(1,724)	(1,792)

Total shareholders’ equity	37,906	37,461

Total liabilities and
shareholders’ equity	$ 76,237	$ 78,310

See accompanying notes – 1 –

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	Mar. 31, 2001	Apr. 1, 2000
Net sales	$24,747	$32,474
Cost of sales	16,576	21,260

Gross profit	8,171	11,214
Selling and distribution expenses	3,617	4,029
General and administrative expenses	2,717	4,541

Income from operations	1,837	2,644
Interest expense and deferred
financing amortization	155	477
Other expense, net	198	286

Earnings before income taxes	1,484	1,881
Provision for income taxes	935	1,391

Net earnings	$ 549	$ 490

Net earnings per share:
Basic	$ 0.06	$ 0.05
Diluted	$ 0.06	$ 0.05

Weighted average number of shares:
Basic	8,996	10,184
Diluted	9,036	10,350

See accompanying notes – 2 –

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	Mar. 31, 2001	Apr. 1, 2000
Cash flows from operating activities-
Net earnings	$ 549	$ 490

Adjustments to reconcile net earnings
to cash provided by operating
activities:
Depreciation and amortization	886	948
Utilization of NOL’s	439	820

Changes in assets and liabilities-
Accounts receivable	1,996	226
Inventories	(918)	(123)
Prepaid expenses and other assets	(183)	63
Accounts payable	(2,196)	(126)
Accrued expenses and other
liabilities	(4,645)	(2,690)

Net cash (used in) operating
activities	(4,072)	(392)

Cash flows from investing activities-
Net additions to property and equipment	(220)	(123)

Net cash (used in) investing activities	(220)	(123)

Cash flows from financing activities-
Proceeds (repayments) under
intellectual property lease	—	(1,953)
Increase (decrease) in revolving
credit line, net	4,772	(445)
Repurchase of treasury stock	(170)	70

Net cash provided by (used in)
financing activities	4,602	(2,328)

Effect of exchange rates on cash	(76)	400

Changes in cash and cash equivalents-
Net increase (decrease) in cash and
cash equivalents	234	(2,443)
Cash and cash equivalents at
beginning of year	2,094	14,536

Cash and cash equivalents at end
of quarter	$ 2,328	$ 12,093

Interest paid	$ 107	$ 647

Income taxes paid	$ 264	$ 91

See accompanying notes – 3 –

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001

(Unaudited)

1)	Summary of Significant Accounting Policies

The financial statements have been prepared by The Middleby Corporation (the “company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company’s 2000 Annual Report. Other than as indicated herein, there have been no significant changes from the data presented in said Report.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of March 31, 2001 and December 30, 2000, and the results of operations for the three months ended March 31, 2001 and April 1, 2000 and cash flows for the three months ended March 31, 2001 and April 1, 2000.

2)	New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 “Accounting for Deriative Instruments and Hedging Activities.” This standard requires that an entity recognize deriatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. SFAS No. 137 amended the effective date of SFAS No. 133 to being effective for fiscal years beginning after June 15, 2000. As a result, the company has adopted the requirements of SFAS No. 133 in the first quarter of the fiscal year 2001. Based on current circumstances, the adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations for the company in the first quarter of 2001.

3)	Comprehensive Income

The company reports changes in equity during a period, except those resulting from investment by owners and distribution to owners, in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS No. 130).

Components of comprehensive income were as follows (in thousands):

	Three Months Ended
	Mar. 31, 2001	Apr. 1, 2000
Net earnings	$549	$490
Cumulative translation adjustment	68	398

Comprehensive income	$617	$888

4)	Inventories

Inventories are valued using the first-in, first-out method.

Inventories consist of the following:

	Mar. 31, 2001	Dec. 30, 2000
	(In thousands)

Raw materials and Parts	$ 5,138	$ 5,515
Work-in-process	3,144	3,985
Finished goods	10,826	8,872

	$19,108	$18,372

5)	Accrued Expenses

Accrued expenses consist of the following:

	Mar. 31, 2001	Dec. 30, 2000
	(In thousands)

Accrued payroll and related expenses	$ 2,754	$ 6,253
Accrued customer rebates	1,625	3,479
Accrued commissions	854	925
Accrued warranty	1,127	1,449
Other accrued expenses	6,607	5,812

	$12,967	$17,918

6)	Segment Information

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

The following table summarizes the results of operations for the company’s business segments:

	Cooking Systems Group	International Distribution	Corporate and Other(1)	Eliminations(2)	Total
Three months ended March 31, 2001
Net sales	$24,412	$ 5,365	$ —	$(5,030)	$24,747
Operating income (loss)	2,564	(195)	(632)	100	1,837
Depreciation expense	608	39	48	—	695
Capital expenditures	69	8	143	—	220

Total assets	56,259	15,851	15,109	(10,982)	76,237
Long-lived assets	18,797	584	13,318	—	32,699

Three months ended April 1, 2000
Net sales	$28,945	$ 8,775	$ —	$(5,246)	$32,474
Operating income (loss)	4,486	88	(1,664)	(266)	2,644
Depreciation expense	624	40	58	—	722
Capital expenditures	103	15	5	—	123

Total assets	59,369	18,263	28,144	(10,982)	94,794
Long-lived assets	20,564	627	15,744	—	36,935

(1)	Includes corporate and other general company assets and operations

(2)	Includes elimination of intercompany sales, profit in inventory and intercompany receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

Net sales by major geographic region including those sales from the Cooking Systems Group direct to international customers, were as follows (in thousands):

	Three Months Ended
	Mar. 31, 2001	Apr. 1, 2000
United States	$15,961	$22,846

Asia	3,951	2,229
Europe and Middle East	2,537	3,661
Latin America	1,187	2,853
Canada	1,111	885

Total International	8,786	9,628

Net Sales	$24,747	$32,474

– 6 –

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

Net Sales Summary

	Three Months Ended
	Mar. 31, 2001		Apr. 1, 2000
	Sales	Percent	Sales	Percent
Business Divisions

Conveyor oven
equipment	$ 9,178	37.1	$ 13,444	41.4
Counterline cooking
equipment	2,815	11.3	3,275	10.1
Core cooking
equipment	10,167	41.1	11,373	35.0
International specialty
equipment	2,252	9.1	853	2.7

Total Cooking Systems
Group	24,412	98.6	28,945	89.2

International
Distribution (1)	5,365	21.7	8,775	27.0

Intercompany
sales (2)	(5,030)	(20.3)	(5,246)	(16.2)

Total	$ 24,747	100.0	$ 32,474	100.0

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Consists primarily of the elimination of sales to the company’s International Distribution Division from Cooking Systems Group.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended
	Mar. 31, 2001	Apr. 1, 2000
Net sales	100.0%	100.0%
Cost of sales	67.0%	65.5%

Gross profit	33.0%	34.5%
Selling, general and administrative
expenses	25.6%	26.4%

Income from operations	7.4%	8.1%
Interest expense and deferred
financing amortization, net	0.6%	1.4%
Other expense, net	0.8%	0.9%

Earnings before income taxes	6.0%	5.8%
Provision for income taxes	3.8%	4.3%

Net earnings	2.2%	1.5%

– 8 –

Three Months Ended March 31, 2001 Compared to Three Months Ended April 1, 2000

NET SALES. Net sales in the three-month period ended March 31, 2001 decreased 24% to $24.7 million as compared to $32.5 million in the three-month period ended April 1, 2000.

Sales of the Cooking Systems Group for the three-month period ended March 31, 2001 decreased 16% to $24.4 million from $28.9 million in the prior year. Within the Cooking Systems Group, sales of conveyor oven equipment declined by 32%, sales of core cooking equipment declined by 11% and sales of counterline equipment declined by 14%. Sales of all product lines were impacted by the slowdown in the U.S. and international economies. Additionally, sales of conveyor oven equipment were adversely impacted by the temporary slowdown in store openings of certain major restaurant chain customers. Sales of international specialty equipment increased 164% due to increased sales to a new major restaurant chain customer and the development of new products for the Asian market.

Sales of the International Distribution Division decreased 39% to $5.4 million from $8.8 million in the previous year period. The lower sales level reflects the slowdown of international expansion of major restaurant chains, the strengthening of the U.S. dollar and the slowdown of certain international economies affected by the U.S. market.

GROSS PROFIT. Gross profit decreased to $8.2 million from $11.2 million in the prior year period. As a percentage of sales, gross margins decreased from 34.5% in the prior year to 33.0 due to the net sales decline resulting in lower production efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 26% to $6.3 million as compared to $8.6 million in the prior year period. The reduction in expenses reflects a combination of savings from a lower cost structure resulting from prior year restructuring efforts, tightened controls on discretionary spending implemented during the slowdown, and lower variable expenses related to sales such as commissions and incentive compensation.

INTEREST AND DEFERRED FINANCING AMORTIZATION. Net financing costs decreased to $0.2 million from $0.5 million in the prior year as a result of reduced interest expense on lower outstanding debt.

OTHER EXPENSE. Other expenses were $0.2 million in the current year and $0.3 million in the prior year. The decrease from the prior year largely relates to reduced exchange losses at the company’s operations in Asia and Europe.

INCOME TAXES. A tax provision of $0.9 million, at an effective rate of 63%, was recorded during the quarter, primarily associated with taxable income reported at the company’s operations in the United States and Europe. No benefit was recognized for losses at international subsidiaries within Asia.

Financial Condition and Liquidity

During the three months ended March 31, 2001, cash and cash equivalents increased by $0.2 million to $2.3 million at March 31, 2001 from $2.1 million at December 30, 2000. Net borrowings increased from $8.5 million at December 30, 2000 to $13.1 million at March 31, 2001.

OPERATING ACTIVITIES. Net cash provided by operating activities before changes in assets and liabilities was $1.9 million in the three months ended March 31, 2001 as compared to $2.3 million in the prior year period. Net cash used by operating activities after changes in assets and liabilities was $4.1 million as compared to $0.4 million in the prior year period.

During the three months ended March 31, 2001, accounts receivable decreased $2.0 million due to lower sales and improvements in receivable collections. Accounts payable decreased $2.2 million due lower inventory purchases. Accrued expenses and other liabilities decreased $4.6 million primarily as a result of payments under annual customer rebate programs and the funding of annual incentive compensation obligations.

INVESTING ACTIVITIES. During the three months ending March 31, 2001, the company had capital expenditures of $0.2 million.

FINANCING ACTIVITIES. Net borrowings under the revolving line of credit increased by $4.8 million during the three months ending March 31, 2001. The net borrowings during the first quarter were used primarily to fund operating activities.

At March 31, 2001, the company was in compliance with covenants pursuant to its revolving credit facility. Management believes that the company will have sufficient financial resources available to meet its anticipated requirements for working capital, growth strategies, capital expenditures and debt amortization for the foreseeable future.

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

Derivative Financial Instruments

The company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary exposure to changes in foreign currency rates results from intercompany loans made between Middleby affiliates to minimize the need for borrowings from third parties. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual exposures. The following table summarizes the forward purchase contracts outstanding at March 31, 2001 entered into to hedge the aforementioned exposures:

Sell	Purchase	Maturity
1,300,000 Euro	$1,185,210 U.S. Dollars	June 15, 2001
1,200,000 Euro	$1,106,640 U.S. Dollars	June 12, 2001
600,000,000 South Korean Won	$459,242 U.S. Dollars	June 22, 2001
25,000,000 Taiwan Dollar	$750,525 U.S. Dollars	June 22, 2001

– 11 –

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations.

Twelve Month Period Ending	Fixed Rate Debt	Variable Rate Debt
	(In thousands)
March 31, 2002	$ 11	$ —
March 31, 2003	6	—
March 31, 2004	—	13,075

	$ 17	$13,075

Variable rate debt is comprised of borrowings under the company’s $20.0 million revolving credit line, which includes a $2.2 million Yen denominated loan and a $10.9 million U.S. dollar denominated loan. Interest under the unsecured revolving credit facility is assessed based upon the bank’s reference rate in each respective country. The interest rate assessed to the Yen and U.S. denominated loans at March 31, 2001 were 1.0% and 5.8%, respectively.

PART II.   OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended March 31, 2001, except as follows:

Item 2.  Changes in Securities

c)	During the first quarter of fiscal 2001, the company issued 1,250 shares of the company’s common stock to division executives, pursuant to the exercise of stock options, for $5,625.00. Such options were granted at an exercise price of $4.50 per share. As certificates for the shares were legended and stock transfer instructions were given to the transfer agent, the issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions by an issuer not involving a public offering.

Item 6.  Exhibits and Reports on Form 8-K

b)	There were no reports filed on Form 8-K during the first quarter of 2001.

– 12 –

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION (Registrant)

Date May 11, 2001	By:/s/ David B. Baker ———————————
David B. Baker
Vice President,
Chief Financial Officer
and Secretary

– 13 –