Form 10-Q
period 2001-06-30
MIDDLEBY CORP
filed 2001-08-14
CIK 769520

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2001

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 1-9973 THE MIDDLEBY CORPORATION (Exact Name of Registrant as Specified in its Charter)

Delaware	36-3352497
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1400 Toastmaster Drive, Elgin, Illinois	60120
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone No., including Area Code	(847) 741-3300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

As of August 10, 2001, there were 8,981,422 shares of the registrant’s common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED JUNE 30, 2001

INDEX

DESCRIPTION	PAGE

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION	15

PART I. FINANCIAL INFORMATION

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Amounts)

	(Unaudited) Jun. 30, 2001	Dec. 30, 2000
ASSETS
Cash and cash equivalents	$ 4,580	$ 2,094
Accounts receivable, net	15,633	18,879
Inventories, net	19,394	18,372
Prepaid expenses and other	1,494	976
Current deferred taxes	4,160	4,141

Total current assets	45,261	44,462
Property, plant and equipment, net of
accumulated depreciation of
$21,546 and $20,189	17,866	18,968
Excess purchase price over net assets
acquired, net of accumulated
amortization of $7,843 and $7,391	12,604	13,056
Deferred taxes	—	1,224
Other assets	1,218	600

Total assets	$ 76,949	$ 78,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current maturities of long-term debt	13	$ 249
Accounts payable	5,738	7,211
Accrued expenses	14,090	17,918

Total current liabilities	19,841	25,378
Long-term debt	12,053	8,290
Retirement benefits and other
non-current liabilities	6,082	7,181
Shareholders’ equity:
Preferred stock, $.01 par value;
nonvoting; 2,000,000 shares
authorized; none issued	—	—
Common stock, $.01 par value;
20,000,000 shares authorized;
11,021,896 issued in 2001 and
2000	110	110
Paid-in capital	53,667	53,585
Treasury stock at cost; 2,042,974
and 2,015,409 shares in 2001 and
2000, respectively	(11,950)	(11,777)
Accumulated deficit	(1,442)	(2,665)
Accumulated other comprehensive
income	(1,412)	(1,792)

Total shareholders’ equity	38,973	37,461

Total liabilities and
shareholders’ equity	$ 76,949	$ 78,310

See accompanying notes - 1 -

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Net sales	$25,293	$32,375	$50,040	$64,849
Cost of sales	17,059	22,350	33,634	43,610

Gross profit	8,234	10,025	16,406	21,239
Selling and distribution expenses	3,561	4,227	7,178	8,256
General and administrative expenses	2,425	3,513	5,143	8,054

Income from operations	2,248	2,285	4,085	4,929
Interest expense and deferred
financing amortization	178	482	333	959
Other expense, net	398	255	596	541

Earnings before income taxes	1,672	1,548	3,156	3,429
Provision for income taxes	996	907	1,931	2,298

Net earnings	$ 676	$ 641	$ 1,225	$ 1,131

Net earnings per share:
Basic	$ 0.08	$ 0.06	$ 0.14	$ 0.11
Diluted	$ 0.08	$ 0.06	$ 0.14	$ 0.11
Weighted average number of shares:
Basic	8,981	10,177	8,987	10,181
Diluted	8,998	10,338	9,006	10,348

See accompanying notes - 2 -

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Six Months Ended
	Jun. 30, 2001	Jul. 1, 2000
Cash flows from operating activities-
Net earnings	$ 1,225	$ 1,131
Adjustments to reconcile net earnings
to cash provided by operating
activities:
Depreciation and amortization	1,855	1,888
Utilization of NOL’s	1,205	1,065
Changes in assets and liabilities-
Accounts receivable	3,147	2,881
Inventories	(1,254)	264
Prepaid expenses and other assets	(1,135)	15
Accounts payable	(1,412)	(1,139)
Accrued expenses and other
liabilities	(4,331)	103

Net cash provided by (used in) operating
activities	(700)	6,208

Cash flows from investing activities-
Net additions to property and equipment	(271)	(271)

Net cash (used in) investing activities	(271)	(271)

Cash flows from financing activities-
Proceeds (repayments) under
intellectual property lease	—	(1,931)
Increase (decrease) in revolving
credit line, net	3,717	(861)
Repurchase of treasury stock	(173)	(122)
Other financing activities, net	9	—

Net cash provided by (used in)
financing activities	3,553	(2,914)

Effect of exchange rates on cash	(96)	24

Changes in cash and cash equivalents-
Net increase in cash and
cash equivalents	2,486	3,047
Cash and cash equivalents at
beginning of year	2,094	14,536

Cash and cash equivalents at end
of quarter	$ 4,580	$ 17,583

Interest paid	$ 232	$ 1,243

Income taxes paid	$ 325	$ 256

See accompanying notes - 3 -

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001 (Unaudited)

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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 30, 2001 and December 30, 2000, and the results of operations for the six months ended June 30, 2001 and July 1, 2000 and cash flows for the six months ended June 30, 2001 and July 1, 2000.

2)	New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 “Accounting for Deriative Instruments and Hedging Activities.” This standard requires that an entity recognize deriatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. SFAS No. 137 amended the effective date of SFAS No. 133 to being effective for fiscal years beginning after June 15, 2000. As a result, the company has adopted the requirements of SFAS No. 133 in the first quarter of the fiscal year 2001. Based on current circumstances, the adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations for the company in the first or second quarter of 2001.

3)	Comprehensive Income

The company reports changes in equity during a period, except those resulting from investment by owners and distribution to owners, in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS No. 130).

Components of comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Net earnings	$ 676	$ 641	$ 1,225	$ 1,131
Cumulative translation adjustment	312	(316)	380	82

Comprehensive income	$ 988	$ 325	$ 1,605	$ 1,213

4)	Inventories

Inventories are valued using the first-in, first-out method.

Inventories consist of the following:

	Jun. 30, 2001	Dec. 30, 2000
	(In thousands)
Raw materials and
Parts	$ 5,515	$ 5,515
Work-in-process	3,293	3,985
Finished goods	10,586	8,872

	$19,394	$18,372

5)	Accrued Expenses

Accrued expenses consist of the following:

	Jun. 30, 2001	Dec. 30, 2000
	(In thousands)
Accrued payroll and
related expenses	$ 3,383	$ 6,253
Accrued customer rebates	1,865	3,479
Accrued commissions	896	925
Accrued warranty	1,270	1,449
Other accrued expenses	6,676	5,812

	$14,090	$17,918

6)	Segment Information

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

The following table summarizes the results of operations for the company’s business segments:

	Cooking Systems Group	International Distribution	Corporate and Other(1)	Eliminations(2)	Total
Three months ended June 30, 2001

Net sales	$23,787	$ 4,820	$ —	$(3,314)	$25,293
Operating income (loss)	2,999	(337)	(414)	—	2,248
Depreciation expense	615	43	50	—	708
Capital expenditures	48	(24)	—	—	24

Six months ended June 30, 2001

Net sales	$47,446	$ 10,184	$ —	$(7,590)	$50,040
Operating income (loss)	5,563	(532)	(1,046)	100	4,085
Depreciation expense	1,223	82	98	—	1,403
Capital expenditures	122	6	143	—	271

Total assets	55,941	16,977	15,013	(10,982)	76,949
Long-lived assets	18,407	1,048	12,233	—	31,688

Three months ended July 1, 2000

Net sales	$29,450	$ 7,910	$ —	$(4,985)	$32,375
Operating income (loss)	3,626	(30)	(1,475)	164	2,285
Depreciation expense	602	53	59	—	714
Capital expenditures	124	24	—	—	148

Six months ended July 1, 2000

Net sales	$58,406	$ 16,685	$ (11)	$(10,231)	$64,849
Operating income (loss)	8,112	58	(3,371)	130	4,929
Depreciation expense	1,226	93	117	—	1,436
Capital expenditures	227	39	5	—	271

Total assets	56,366	16,746	34,183	(10,982)	96,313
Long-lived assets	20,075	597	15,161	—	35,833

(1)	Includes corporate and other general company assets and operations

(2)	Includes elimination of intercompany sales, profit in inventory and intercompany receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

Net sales by major geographic region including those sales from the Cooking Systems Group direct to international customers, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
United States	$18,028	$23,862	$34,623	$47,591

Asia	3,254	3,050	6,452	5,497
Europe and Middle East	1,935	2,435	4,542	5,319
Latin America	1,275	2,022	2,510	4,551
Canada	801	1,006	1,913	1,891

Total International	7,265	8,513	15,417	17,258

Net Sales	$25,293	$32,375	$50,040	$64,849

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

	Net Sales Summary
	Three Months Ended				Six Months Ended
	June 30, 2001		July 1, 2000		June 30, 2001		July 1, 2000
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Divisions

Conveyor oven equipment	$ 9,882	39.1	$ 12,774	39.5	$ 19,060	38.1	$ 26,340	40.6
Counterline cooking equipment	2,931	11.6	3,053	9.4	5,746	11.4	6,217	9.6
Core cooking equipment	9,640	38.1	12,259	37.9	19,807	39.6	23,632	36.4
International specialty equipment	1,334	5.2	1,364	4.2	2,833	5.7	2,217	3.4

Total Cooking Systems Group	23,787	94.0	29,450	91.0	47,446	94.8	58,406	90.0

International Distribution (1)	4,820	19.1	7,910	24.4	10,184	20.4	16,685	25.7

Intercompany sales (2)	(3,314)	(13.1)	(4,985)	(15.4)	(7,590)	(15.2)	(10,231)	(15.7)
Other	—	—	—	—	—	—	(11)	—

Total	$ 25,293	100.0	$ 32,375	100.0	$ 50,040	100.0	$ 64,849	100.0

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Consists primarily of the elimination of sales to the company’s International Distribution Division from Cooking Systems Group.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended		Six Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.4%	69.0%	67.2%	67.2%

Gross profit	32.6%	31.0%	32.8%	32.8%
Selling, general and administrative expenses	23.7%	23.9%	24.6%	25.2%

Income from operations	8.9%	7.1%	8.2%	7.6%
Interest expense and deferred financing amortization, net	0.7%	1.5%	0.7%	1.5%
Other (income) expense, net	1.6%	0.8%	1.2%	0.8%

Earnings before income taxes	6.6%	4.8%	6.3%	5.3%
Provision for income taxes	3.9%	2.8%	3.9%	3.6%

Net earnings	2.7%	2.0%	2.4%	1.7%

Three Months Ended June 30, 2001 Compared to Three Months Ended July 1, 2000

NET SALES. Net sales in the three-month period ended June 30, 2001 decreased 22% to $25.3 million as compared to $32.4 million in the three-month period ended July 1, 2000.

Sales of the Cooking Systems Group for the three-month period ended June 30, 2001 decreased 19% to $23.8 million from $29.5 million in the prior year. Within the Cooking Systems Group, sales of conveyor oven equipment declined by 23%, sales of core cooking equipment declined by 21% and sales of counterline equipment declined by 4%. Sales of all product lines were impacted by the slowdown in the U.S. and international economies. Additionally, sales of conveyor oven equipment were adversely impacted by the slowdown in store openings of certain major restaurant chain customers.

Sales of the International Distribution Division decreased 39% to $4.8 million from $7.9 million in the previous year period. The lower sales level reflects the slowdown of international expansion of major restaurant chains, the strengthening of the U.S. dollar and the slowdown of certain international economies affected by the U.S. market.

GROSS PROFIT. Gross profit decreased to $8.2 million from $10.0 million in the prior year period as a result of the reduced sales volumes. Gross margin rate increased to 32.6% in the quarter from 31.0% in the prior year quarter. The increase in the gross margin rate reflects significant improvement at the company’s manufacturing operation in the Philippines resulting from a more favorable cost structure and mix of higher margin product sales. Domestically, the company instituted pricing controls and programs in the second half of last year, which have favorably impacted the gross margin rate. These improvements were largely offset by lower manufacturing efficiencies at the U.S. operations that have resulted from the large decrease in production volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 23% to $6.0 million as compared to $7.7 million in the prior year period. The reduction in expenses reflects a combination of savings from a lower cost structure resulting from prior year restructuring efforts, tightened controls on discretionary spending implemented during the slowdown, and lower variable expenses related to sales such as commissions and incentive compensation. The company has also reduced employee headcount during 2001 as a result of the lower business volumes.

INTEREST AND DEFERRED FINANCING AMORTIZATION. Net financing costs decreased to $0.2 million from $0.5 million in the prior year as a result of reduced interest expense on lower outstanding debt.

OTHER EXPENSE. Other expenses were $ 0.4 million in the current year and $0.3 million in the prior year. The increase from the prior year largely relates to exchange losses at the company’s operations in Asia and Europe, resulting from the strengthening of the U.S. Dollar.

INCOME TAXES. A tax provision of $1.0 million, at an effective rate of 60%, was recorded during the quarter, primarily associated with taxable income reported at the company’s operations in the United States and Europe. No benefit was recognized for losses at international subsidiaries within Asia.

Six Months Ended June 30, 2001 Compared to Six Months Ended July 1, 2000

NET SALES. Net sales in the six-month period ended June 30, 2001 decreased 23% to $50.0 million as compared to $64.8 million in the six-month period ended July 1, 2000.

Sales of the Cooking Systems Group for the six-month period ended June 30, 2001 decreased 19% to $47.4 million from $58.4 million in the prior year. Within the Cooking Systems Group, sales of conveyor oven equipment declined by 28%, sales of core cooking equipment declined by 16% and sales of counterline equipment declined by 8%. Sales of all product lines were impacted by the slowdown in the U.S. and international economies. Additionally, sales of conveyor oven equipment were adversely impacted by the temporary slowdown in store openings of certain major restaurant chain customers. Sales of international specialty equipment increased 28% due to increased sales to a new Philippines based restaurant chain customer and the development of new products for the Asian market.

Sales of the International Distribution Division decreased 39% to $10.2 million from $16.7 million in the previous year period. The lower sales level reflects the slowdown of international expansion of major restaurant chains, the strengthening of the U.S. dollar and the slowdown of certain international economies affected by the U.S. market.

GROSS PROFIT. Gross profit decreased to $16.4 million from $21.2 million in the prior year period due to the reduction in sales volumes. As a percentage of sales, the gross margin rate of 32.8% remained constant with the prior year period as the impact of a more favorable product mix and improved product pricing controls were offset by lower manufacturing efficiencies resulting from the reduced production volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 24% to $12.3 million as compared to $16.3 million in the prior year period. The reduction in expenses reflects a combination of savings from a lower cost structure resulting from prior year restructuring efforts, tightened controls on discretionary spending implemented during the slowdown, and lower variable expenses related to sales such as commissions and incentive compensation. Additionally, the company reduced headcount by 10% in the first half of the year in reaction to the lower sales levels.

INTEREST AND DEFERRED FINANCING AMORTIZATION. Net financing costs decreased to $0.3 million from $1.0 million in the prior year as a result of reduced interest expense on lower outstanding debt.

OTHER EXPENSE. Other expenses were $0.6 million in the current year and $0.5 million in the prior year. The expense largely relates to exchange losses at the company’s operations in Asia and Europe.

INCOME TAXES. A tax provision of $1.9 million, at an effective rate of 61%, was recorded during the quarter, primarily associated with taxable income reported at the company’s operations in the United States and Europe. No benefit was recognized for losses at international subsidiaries within Asia.

Financial Condition and Liquidity

During the six months ended June 30, 2001, cash and cash equivalents increased by $2.5 million to $4.6 million at June 30, 2001 from $2.1 million at December 30, 2000. Net borrowings increased from $8.5 million at December 30, 2000 to $12.1 million at June 30, 2001.

OPERATING ACTIVITIES. Net cash provided by operating activities before changes in assets and liabilities was $4.3 million in the six months ended June 30, 2001 as compared to $4.1 million in the prior year period. Net cash used by operating activities after changes in assets and liabilities was $0.7 million as compared to net cash provided of $6.2 million in the prior year period.

During the six months ended June 30, 2001, accounts receivable decreased $3.1 million due to lower sales. Inventories increased $1.3 million due to the introduction of new products and higher inventory levels resulting from lower than expected sales. Prepaid expenses and other assets increased $1.1 million due in part to payments related to annual insurance programs which were renewed in the second quarter. Accounts payable decreased $1.4 million due to lower inventory purchases. Accrued expenses and other liabilities decreased $4.3 million primarily as a result of payments under annual customer rebate programs and the payment of annual incentive compensation obligations. Additionally, during the second quarter, the company settled its pension obligation to its retired President and Chief Executive Officer with a net payment of approximately $1.8 million.

INVESTING ACTIVITIES. During the six months ending June 30, 2001, the company had capital expenditures of $0.3 million.

FINANCING ACTIVITIES. Net borrowings under the revolving line of credit increased by $3.7 million during the six months ending June 30, 2001. The net borrowings during the first half of the year were used primarily to fund operating activities.

At June 30, 2001, the company was in compliance with covenants pursuant to its revolving credit facility. Management believes that the company will have sufficient financial resources available to meet its anticipated requirements for working capital, growth strategies, capital expenditures and debt amortization for the foreseeable future.

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

Derivative Financial Instruments

The company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary exposure to changes in foreign currency rates results from intercompany loans made between Middleby affiliates to minimize the need for borrowings from third parties. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual exposures. The following table summarizes the forward and option purchase contracts outstanding at June 30, 2001 entered into to hedge the aforementioned exposures:

Sell	Purchase	Maturity
1,200,000 Euro	$999,240 U.S. Dollars	September 13, 2001
700,000 Euro	$595,157 U.S. Dollars	September 17, 2001
467,250,000 South Korean Won	$350,000 U.S. Dollars	July 16, 2001
600,000,000 South Korean Won	$455,927 U.S. Dollars	September 25, 2001
18,287,500 Taiwan Dollar	$550,000 U.S. Dollars	July 16, 2001
16,675,000 Taiwan Dollar	$500,000 U.S. Dollars	July 23, 2001
25,000,000 Taiwan Dollar	$709,421 U.S. Dollars	September 26, 2001

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations.

Twelve Month Period Ending	Fixed Rate Debt	Variable Rate Debt
	(In thousands)
June 30, 2002	$ 13	$ —
June 30, 2003	—	—
June 30, 2004	—	12,053

	$ 13	$12,053

Variable rate debt is comprised of borrowings under the company’s $20.0 million revolving credit line, which includes a $2.3 million Yen denominated loan and a $9.8 million U.S. dollar denominated loan. Interest under the unsecured revolving credit facility is assessed based upon the bank’s reference rate in each respective country. The interest rate assessed to the Yen and U.S. denominated loans at June 30, 2001 were 0.8% and 4.9%, respectively.

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended June 30, 2001, except as follows:

Item 2. Changes in Securities

c)	During the second quarter of fiscal 2001, the company issued 1,250 shares of the company’s common stock to a division executive, pursuant to the exercise of stock options, for $6,562.50. Such options were granted at an exercise price of $5.25 per share. As certificates for the shares were legended and stop transfer instructions were given to the transfer agent, the issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions by an issuer not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

On May 17, 2001, the company held its 2001 Annual Meeting of Stockholders. The following persons were elected as directors to hold office until the 2002 Annual Meeting of Stockholders: Selim A. Bassoul, Robert R. Henry, A. Don Lummus, John R. Miller III, Philip G. Putnam, David P. Riley, Sabin C. Streeter, William F. Whitman, Jr., Laura B. Whitman and Robert L. Yohe. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

Nominee	For	Withheld	Abstained
Bassoul	6,722,230	9,659	0
Henry	6,706,084	25,805	0
Lummus	6,718,114	13,775	0
Miller	6,718,214	13,675	0
Putnam	6,718,484	13,405	0
Riley	6,662,545	69,344	0
Streeter	6,680,414	51,475	0
Whitman, W	6,718,514	13,375	0
Whitman, L	6,631,859	60,030	0
Yohe	6,705,984	25,905	0

The stockholders also voted to approve the ratification of the selection of Arthur Andersen LLP as independent auditors for the Company for the fiscal year ending December 29, 2001. 6,708,764 shares were cast for such election, 5,003 shares were cast against such election, and 18,122 shares abstained. Additionally, the stockholders voted to ratify The Middleby Corporation Management Incentive Plan. 4,670,685 shares were cast for ratification, 170,735 shares were cast against ratification and 11,448 shares abstained. There were no broker non-votes with respect to either of these proposals.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits – The following Exhibits are filed herewith:

Exhibit 10(A) – Employment Agreement of Selim A. Bassoul, dated May 16, 2001.

Exhibit 10(B) – Employment Agreement of David B. Baker, dated June 7, 2001.

Exhibit 10(C) - Executive compensation program agreement for Selim A. Bassoul, dated March 1, 2001.

Exhibit 10(D) – Secured Promissory Note between Selim A. Bassoul and the company, dated March 1, 2001.

b)	There were no reports filed on Form 8-K during the second quarter of 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION (Registrant)

Date: August 14, 2001	By:/s/ David B. Baker David B. Baker Vice President, Chief Financial Officer and Secretary

