Form 10-Q
period 2001-09-29
MIDDLEBY CORP
filed 2001-11-13
CIK 769520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 29, 2001 or

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

As of November 9, 2001, there were 8,971,922 shares of the registrant’s common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES QUARTER ENDED SEPTEMBER 29, 2001 INDEX

DESCRIPTION	PAGE

PART I. FINANCIAL INFORMATION THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Amounts)

	(Unaudited) Sep. 29, 2001	Dec. 30, 2000
ASSETS
Cash and cash equivalents	$ 2,687	$ 2,094
Accounts receivable, net	14,514	18,879
Inventories, net	17,204	18,372
Prepaid expenses and other	2,145	976
Current deferred taxes	3,119	4,141

Total current assets	39,669	44,462

Property, plant and equipment, net of
accumulated depreciation of $22,202 and $20,189	17,259	18,968

Excess purchase price over net assets
acquired, net of accumulated amortization of $8,069 and $7,391	12,378	13,056

Deferred taxes	—	1,224

Other assets	617	600

Total assets	$ 69,923	$ 78,310

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current maturities of long-term debt	10	$ 249
Accounts payable	5,496	7,211
Accrued expenses	13,659	17,918

Total current liabilities	19,165	25,378

Long-term debt	4,791	8,290

Retirement benefits and other non-current liabilities	6,125	7,181

Shareholders’ equity:
Preferred stock, $.01 par value;
nonvoting; 2,000,000 shares authorized; none issued	—	—

Common stock, $.01 par value;
20,000,000 shares authorized;
11,024,396 issued in 2001 and 11,021,896 in 2000, respectively	110	110
Paid-in capital	53,781	53,585
Treasury stock at cost; 2,052,474 and 2,015,409 shares in 2001 and
2000, respectively	(11,997)	(11,777)
Accumulated deficit	(350)	(2,665)

Accumulated other comprehensive
income	(1,702)	(1,792)

Total shareholders’ equity	39,842	37,461

Total liabilities and shareholders’ equity	$ 69,923	$ 78,310

See accompanying notes - 1 -

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 29, 2001	Sept 30, 2000	Sept 29, 2001	Sept 30, 2000
Net sales	$ 25,714	$31,051	$75,754	$95,899

Cost of sales	17,227	20,154	50,862	63,764

Gross profit	8,487	10,897	24,892	32,135

Selling and distribution expenses	3,173	3,880	10,351	12,135

General and administrative expenses	2,879	3,035	8,022	11,089

Income from operations	2,435	3,982	6,519	8,911
Interest expense and deferred
financing amortization	128	192	460	1,151

Other (income) expense, net	(86)	435	509	976

Earnings before income taxes	2,393	3,355	5,550	6,784

Provision for income taxes	1,301	2,012	3,233	4,310

Net earnings before
extraordinary item	$ 1,092	$ 1,343	$ 2,317	$ 2,474

Extraordinary item (net of tax)	—	235	—	235

Net earnings	$ 1,092	$ 1,108	$ 2,317	$ 2,239

Net earnings before extraordinary item
per share:
Basic	$ 0.12	$ 0.13	$ 0.26	$ 0.24
Diluted	$ 0.12	$ 0.13	$ 0.26	$ 0.24

Net earnings per share:
Basic	$ 0.12	$ 0.11	$ 0.26	$ 0.22
Diluted	$ 0.12	$ 0.11	$ 0.26	$ 0.22

Weighted average number of shares:
Basic	8,981	10,144	8,987	10,168
Diluted	8,994	10,309	9,003	10,339

See accompanying notes - 2 -

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Nine Months Ended
	Sept. 29, 2001	Sept. 30, 2000
Cash flows from operating activities-
Net earnings	$ 2,317	$ 2,239

Adjustments to reconcile net earnings
to cash provided by operating activities:

Depreciation and amortization	2,741	2,811
Utilization of NOL’s	2,246	2,657

Changes in assets and liabilities-
Accounts receivable	4,505	5,095
Inventories	1,317	152
Prepaid expenses and other assets	(1,186)	(222)
Accounts payable	(1,918)	(1,669)
Accrued expenses and other liabilities	(5,156)	1,887

Net cash provided by operating
activities	4,866	12,950

Cash flows from investing activities-

Net additions to property and equipment	(325)	(366)

Net cash (used in) investing activities	(325)	(366)

Cash flows from financing activities-
Repayment of senior note obligation	—	(15,000)
Proceeds (repayments) under intellectual property lease	—	(1,908)
Increase (decrease) in revolving credit line, net	(3,360)	(894)
Repurchase of treasury stock and stock warrants	(220)	(1,272)
Other financing activities, net	(276)	(139)

Net cash (used in) financing activities	(3,856)	(19,213)

Effect of exchange rates on cash	(92)	(95)

Changes in cash and cash equivalents-
Net increase (decrease) in cash and cash equivalents	593	(6,724)
Cash and cash equivalents at beginning of year	2,094	14,536

Cash and cash equivalents at end of quarter	$ 2,687	$ 7,812

Interest paid	$ 375	$ 1,946

Income taxes paid	$ 325	$ 373

See accompanying notes - 3 -

THE MIDDLEBY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 29, 2001 (Unaudited)

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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 29, 2001 and December 30, 2000, and the results of operations for the nine months ended September 29, 2001 and September 30, 2000 and cash flows for the nine months ended September 29, 2001 and September 30, 2000.

2) New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”This standard requires that an entity recognize derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. SFAS No. 137 amended the effective date of SFAS No. 133 to being effective for fiscal years beginning after June 15, 2000. As a result, the company has adopted the requirements of SFAS No. 133 in the first quarter of the fiscal year 2001. Based on current circumstances, the adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations for the company in the first three quarters of 2001.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations”. This statement addresses financial accounting and reporting for business combinations initiated after June 30, 2001, superceding APB Opinion No. 16 “Business Combinations” and SFAS

No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises”. All business combinations in the scope of this statement are to be accounted for using the purchase method of accounting. In August 2001, Middleby announced it had entered into an agreement to purchase Maytag Corporation’s Blodgett commercial cooking products business (“Blodgett”). This acquisition is expected to be completed in the fourth quarter of 2001 and will be accounted for in accordance with SFAS No. 141.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 “Goodwill and Other Intangible Assets”, superceding APB Opinion No. 17, “Intangible Assets”. This statement addresses how intangible assets that are acquired individually or with a group of other assets (excluding assets acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with this statement, goodwill and certain other intangible assets will no longer be amortized, but evaluated for impairment based upon financial tests related to the current value for the related assets. As a result there may be more volatility in reported income than under the previous standards because impairment losses are likely to occur irregularly and in varying amounts. The company will adopt this statement in the first quarter of fiscal 2002 and any impairment losses that arise due to the initial application of this statement will be reported as a change in accounting principle. The net book value of goodwill and other intangible assets of the company as of September 29, 2001 amounted to $12.4 million. Additionally, goodwill and intangible assets acquired in connection with Middleby’s announced acquisition of Blodgett will be subject to the nonamortization provisions of this statement immediately upon completion of the transaction.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143 “Accounting for Asset Retirement Obligations”. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and requires that such costs be recognized as a liability when the recognition criteria in FASB Concepts Statement No. 5 “Recognition and Measurement in the Financial Statements of Business Enterprises”are met. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The company does not expect the adoption of this statement to have a material impact to the financial statements.

3) Comprehensive Income

The company reports changes in equity during a period, except those resulting from investment by owners and distribution to owners, in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”(SFAS No. 130).

Components of comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 29, 2001	Sept. 30, 2000	Sept. 29, 2001	Sept. 30, 2000
Net earnings	$ 1,092	$1,108	$2,317	$2,239
Cumulative translation
adjustment	(290)	484	90	566

Comprehensive income	$ 802	$1,592	$2,407	$2,805

4) Inventories

Inventories are valued using the first-in, first-out method.

Inventories consist of the following:

	Sept. 29, 2001	Dec. 30, 2000
	(In thousands)
Raw materials and
parts	$ 4,063	$ 5,515
Work-in-process	3,248	3,985
Finished goods	9,893	8,872

	$17,204	$18,372

5) Accrued Expenses

Accrued expenses consist of the following:

	Sept. 29, 2001	Dec. 30, 2000
	(In thousands)
Accrued payroll and
related expenses	$ 3,886	$ 6,253
Accrued customer rebates	2,223	3,479
Accrued commissions	844	925
Accrued warranty	1,381	1,449
Other accrued expenses	5,325	5,812

	$13,659	$17,918

6) Segment Information

The company operates in two reportable business segments defined by management reporting structure and operating activities.

The Cooking Systems Group manufactures commercial kitchen equipment for the worldwide market. This business division has manufacturing facilities in Illinois, North Carolina and the Philippines. This division supports four major product groups, including conveyor oven equipment, core cooking equipment, counterline cooking equipment, and international specialty equipment. Principal product lines of the conveyor oven product group include Middleby Marshall ovens and CTX ovens. Principal product lines of the core cooking equipment product group include the Southbend product line of ranges, steamers, convection ovens, broilers, fryers and griddles. The counterline cooking and warming equipment product group includes toasters, hot food servers, foodwarmers, griddles and ranges distributed under the Toastmaster brand name. The international specialty equipment product group is primarily comprised of food preparation tables, undercounter refrigeration systems, ventilation systems and other fabricated equipment used in commercial kitchens.

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

The following table summarizes the results of operations for the company’s business segments:

	Cooking Systems Group	International Distribution	Corporate and Other(1)	Eliminations(2)	Total
Three months ended September 29, 2001

Net sales	$23,748	$ 4,767	$ —	$(2,801)	$25,714
Operating income (loss)	3,722	(208)	(1,079)	—	2,435
Depreciation expense	572	43	44	—	659
Capital expenditures	43	7	4	—	54

Nine months ended September 29, 2001

Net sales	$71,194	$ 14,951	$ —	$(10,391)	$75,754
Operating income (loss)	9,285	(740)	(2,076)	50	6,519
Depreciation expense	1,795	125	142	—	2,062
Capital expenditures	165	13	147	—	325

Total assets	49,950	13,117	17,838	(10,982)	69,923
Long-lived assets	17,841	416	11,997	—	30,254

Three months ended September 30, 2000

Net sales	$28,544	$ 8,196	$ —	$(5,689)	$31,051
Operating income (loss)	4,802	77	(1,209)	312	3,982
Depreciation expense	587	49	59	—	695
Capital expenditures	66	25	4	—	95

Nine months ended September 30, 2000

Net sales	$86,940	$ 24,880	$ —	$(15,921)	$95,899
Operating income (loss)	12,913	136	(4,580)	442	8,911
Depreciation expense	1,814	141	176	—	2,131
Capital expenditures	293	64	9	—	366

Total assets	55,039	18,275	19,865	(10,982)	82,197
Long-lived assets	19,546	676	13,362	—	33,584

(1)	Includes corporate and other general company assets and operations

(2)	Includes elimination of intercompany sales, profit in inventory and intercompany receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

Net sales by major geographic region including those sales from the Cooking Systems Group direct to international customers, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 29, 2001	Sept. 30, 2000	Sept. 29, 2001	Sept. 30, 2000

United States	$19,010	$23,204	$53,633	$70,794

Asia	2,157	2,296	8,609	7,793

Europe and Middle East	2,321	2,786	6,863	8,105

Latin America	1,431	2,144	3,941	6,695

Canada	795	621	2,708	2,512

Total International	6,704	7,847	22,121	25,105

Net Sales	$25,714	$31,051	$75,754	$95,899

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited).

Pending Acquisition

On August 31, 2001, the Middleby Corporation announced its agreement to purchase Maytag Corporation's Blodgett commercial cooking products business, a copy of which is attached as exhibit 2.1.

Informational Note

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, changing market conditions; the availability and cost of raw materials; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; foreign exchange and political risks affecting international sales; and other risks detailed herein and from time to time in the company’s Securities and Exchange Commission filings, including those discussed under “Risk Factors”in the company’s Registration Statement on Form S-2 (Reg. No. 333-35397). Any forward-looking statements contained in this report speak only as of the date of this filing. The company undertakes no obligation to update publicly any forward looking information, whether as a result of new information, future events or otherwise.

	Net Sales Summary
	Three Months Ended				Nine Months Ended
	Sept. 29, 2001		Sept. 30, 2000		Sept. 29, 2001		Sept. 30, 2000
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Product Groups

Conveyor oven
equipment	$ 11,388	44.3	$ 12,965	41.8	$ 30,448	40.2	$ 39,134	40.8
Counterline cooking
equipment	2,777	10.8	3,080	9.9	8,523	11.3	9,457	9.9
Core cooking
equipment	8,773	34.1	11,572	37.3	28,580	37.7	35,204	36.7
International specialty
equipment	810	3.2	927	2.9	3,643	4.8	3,145	3.3

Total Cooking Systems
Group	23,748	92.4	28,544	91.9	71,194	94.0	86,940	90.7

International
Distribution (1)	4,767	18.5	8,196	26.4	14,951	19.7	24,880	25.9

Intercompany
sales (2)	(2,801)	(10.9)	(5,689)	(18.3)	(10,391)	(13.7)	(15,921)	(16.6)
Other	—	—	—	—	—	—	—	—

Total	$ 25,714	100.0	$ 31,051	100.0	$ 75,754	100.0	$ 95,899	100.0

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Consists primarily of the elimination of sales to the company’s International Distribution Division from Cooking Systems Group.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended		Nine Months Ended
	Sept. 29, 2001	Sept. 30, 2000	Sept. 29, 2001	Sept. 30, 2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.0%	64.9%	67.1%	66.5%

Gross profit	33.0%	35.1%	32.9%	33.5%

Selling, general and administrative
expenses	23.5%	22.3%	24.3%	24.2%

Income from operations	9.5%	12.8%	8.6%	9.3%

Interest expense and deferred
financing amortization, net	0.5%	0.6%	0.6%	1.2%
Other (income) expense, net	(0.3%)	1.4%	0.7%	1.0%

Earnings before income taxes	9.3%	10.8%	7.3%	7.1%
Provision for income taxes	5.1%	6.5%	4.2%	4.5%

Net earnings before
Extraordinary item	4.2%	4.3%	3.1%	2.6%

Extraordinary item	—	0.7%	—	0.3%

Net earnings	4.2%	3.6%	3.1%	2.3%

Three Months Ended September 29, 2001 Compared to Three Months Ended September 30, 2000

NET SALES.Net sales in the three-month period ended September 29, 2001 decreased 17% to $25.7 million as compared to $31.1 million in the three-month period ended September 30, 2000.

Sales of the Cooking Systems Group for the three-month period ended September 29, 2001 decreased to $23.7 million from $28.5 million in the prior year. The decrease was primarily driven by reduced sales of conveyor oven equipment and core cooking equipment. Sales of conveyor oven equipment were impacted by slowed store openings of certain major chain customers, while core cooking equipment sales were lower due to the slowdown in the U.S. economy.

Sales of the International Distribution Division decreased 42% to $4.8 million from $8.2 million in the previous year period. The lower sales level reflects the slowdown of international expansion of major restaurant chains, the impact of the strengthened U.S. dollar and the slowdown of certain international economies.

GROSS PROFIT.Gross profit decreased to $8.5 million from $10.9 million in the prior year period as a result of the reduced sales volumes. Gross margin rate decreased to 33.0% in the quarter from 35.1% in the prior year quarter. The decrease in the gross margin rate reflects lesser production efficiencies and overhead absorption at the domestic manufacturing operations resulting from the lower sales volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.Selling, general and administrative expenses decreased 12% to $6.1 million as compared to $6.9 million in the prior year period. The reduction in expenses reflects a combination of savings from a lower cost structure resulting from actions to reduce costs during the current economic slowdown, tightened controls on discretionary spending, and lower variable expenses such as commissions and incentive compensation.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs decreased to $0.1 million from $0.2 million in the prior year as a result of reduced interest expense on lower outstanding debt. Other income was $0.1 million in the current year and $0.4 million of expense in the prior year. The improvement from the prior year reflects foreign exchange gains related to the company’s operations in Europe and Asia during the quarter.

INCOME TAXES.A tax provision of $1.3 million, at an effective rate of 54%, was recorded during the quarter, primarily associated with taxable income reported at the company’s operations in the United States and Europe. No benefit was recognized for losses at international subsidiaries within Asia.

Nine Months Ended September 29, 2001 Compared to Nine Months Ended September 30, 2000

NET SALES. Net sales for the nine months ended September 29, 2001 decreased by 21.0% to $75.8 million as compared to $95.9 million for the same period in the prior year.

Net sales of the Cooking Systems Group for the nine-month period ended September 29, 2001 decreased to $71.2 million from $86.9 million in the prior year. Sales of all product groups were impacted by the slowdown in the U.S. and international economies. Additionally, sales of conveyor oven equipment were adversely impacted by the slowdown in store openings of certain major chain customers, particularly during the first half of 2001. Sales of international specialty equipment increased for the nine months ended September 29, 2001, due to the development of new products for the Asian market and increased sales to a major Philippine based restaurant chain.

Sales of the International Distribution Division decreased to $15.0 million from $24.9 million in the previous year period. The lower sales level reflects the slowdown of international expansion of major restaurant chains during the first half of fiscal 2001. Sales were also impacted by the general slowdown of the international economies and the impact of the strengthened U.S. dollar.

GROSS PROFIT.Gross profit decreased to $24.9 million from $32.1 million in the prior year period. As a percentage of sales, the gross margin rate was 32.9% as compared to 33.5% in the prior year. The reduction in gross margin dollars and rate is a direct result of the reduced sales volumes. Cost reduction measures implemented in response to the reduced volumes and improved product mix have had a favorable impact on the gross margins, partly offsetting the effect of the volume reduction.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.Selling, general and administrative expenses decreased 21% to $18.4 million as compared to $23.2 million in the prior year period. The reduction in expenses reflects a combination of savings from a lower cost structure resulting from prior year restructuring efforts, tightened controls on discretionary spending implemented during the current economic slowdown, and lower variable expenses such as sales commissions and incentive compensation. The company reduced headcount by approximately 10% in the first half of 2001 in reaction to the lower sales levels.

NON-OPERATING EXPENSES. Interest and other financing costs decreased to $0.5 million from $1.2 million in the prior year as a result of reduced interest expense on lower outstanding debt. Other expenses were $0.5 million in the current year as compared to $1.0 million in the prior year. The expense largely relates to unrealized exchange losses at the company’s operations in Asia and Europe, which was favorable to the prior year due to greater stability in the Philippine Peso.

INCOME TAXES.A tax provision of $3.2 million, at an effective rate of 58%, was recorded during the quarter, primarily associated with taxable income reported at the company’s operations in the United States and Europe. No benefit was recognized for losses at international subsidiaries within Asia.

Financial Condition and Liquidity

During the nine months ended September 29, 2001, cash and cash equivalents increased by $0.6 million to $2.7 million at September 29, 2001 from $2.1 million at December 30, 2000. Net borrowings decreased from $8.5 million at December 30, 2000 to $4.8 million at September 29, 2001.

OPERATING ACTIVITIES. Net cash provided by operating activities before changes in assets and liabilities was $7.3 million in the nine months ended September 29, 2001 as compared to $7.7 million in the prior year period. Net cash provided by operating activities after changes in assets and liabilities was $4.9 million as compared to net cash provided of $13.0 million in the prior year period.

During the nine months ended September 29, 2001, accounts receivable decreased $4.5 million due to lower sales. Inventories decreased $1.3 million due to lower demand levels. Prepaid expenses and other assets increased $1.2 million due to transaction fees related to the Blodgett acquisition. Accounts payable decreased $1.9 million due to lower inventory purchases. Accrued expenses and other liabilities decreased $5.2 million primarily as a result of payments for annual customer rebate programs, annual incentive compensation obligations and settlement of pension obligations to a former company officer in the second quarter.

INVESTING ACTIVITIES. During the nine months ending September 29, 2001, the company had capital expenditures of $0.3 million.

FINANCING ACTIVITIES. Net borrowings under the revolving line of credit decreased by $3.4 million during the nine months ending September 29, 2001.

At September 29, 2001, the company was in compliance with covenants pursuant to its revolving credit facility. Management believes that the company will have sufficient financial resources available to meet its anticipated requirements for working capital, growth strategies, capital expenditures and debt amortization for the foreseeable future.

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

Derivative Financial Instruments

The company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary exposure to changes in foreign currency rates results from intercompany loans made between Middleby affiliates to minimize the need for borrowings from third parties. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual exposures. The following table summarizes the forward and option purchase contracts outstanding at September 29, 2001 entered into to hedge the aforementioned exposures:

Sell	Purchase	Maturity

1,000,000 Euro 1,000,000 Euro 464,100,000 South Korean Won 600,000,000 South Korean Won 54,800,000 Taiwan Dollar 25,000,000 Taiwan Dollar	$899,000 U.S. Dollars $917,400 U.S. Dollars $350,000 U.S. Dollars $456,274 U.S. Dollars $1,576,978 U.S. Dollars $717,566 U.S. Dollars	December 18, 2001 December 18, 2001 October 18, 2001 October 26, 2001 October 24, 2001 October 26, 2001

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations.

Twelve Month Period Ending	Fixed Rate Debt	Variable Rate Debt
	(In thousands)
September 29, 2002	$ 10	$ —
September 29, 2003	—	—
September 29, 2004	—	4,791

	$ 10	$4,791

Variable rate debt is comprised of borrowings under the company’s $20.0 million revolving credit line, which includes a $2.1 million Yen denominated loan and a $2.7 million U.S. dollar denominated loan. Interest under the unsecured revolving credit facility is assessed based upon the bank’s reference rate in each respective country. The interest rate assessed to the Yen and U.S. denominated loans at September 29, 2001 were 0.8% and 4.4%, respectively.

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended September 29, 2001, except as follows:

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits — The following exhibit is filed herewith:

Exhibit 2.1 — Stock Purchase Agreement between The Middleby Corporation and Maytag Corporation, dated August 30, 2001. The company agrees to furnish supplementally a copy of any omitted schedules or similar attachments to the Purchase Agreement to the Commission upon request.

b)	There were no reports filed on Form 8-K during the third quarter of 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION (Registrant)

Date November 13, 2001	By: /s/ David B. Baker David B. Baker Vice President, Chief Financial Officer and Secretary

