Form 10-K
period 2001-12-29
MIDDLEBY CORP
filed 2002-03-29
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

_X_ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 29, 2001

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

Registrant’s telephone number, including area code: 847-741-3300

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
Yes __X__   No _____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 25, 2002 was approximately $56,433,389. The number of shares outstanding of the Registrant’s class of common stock, as of March 25, 2002, was 8,971,922 shares.

Documents Incorporated by Reference

Part III of Form 10-K incorporates by reference the company’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2002 annual meeting of stockholders.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES DECEMBER 29, 2001

FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

Item 1.	Business

General

     The Middleby Corporation (“Middleby” or the “company”), through its operating subsidiary Middleby Marshall Inc. (“Middleby Marshall”) and its subsidiaries, is a leader in the design, manufacture, marketing, distribution, and service of a broad line of cooking and warming equipment used in all types of foodservice operations, including quick-service restaurants, full-service restaurants, retail outlets, hotels and other institutions. The company’s products include Middleby Marshall® and CTX® conveyor oven equipment, Blodgett® convection, conveyor, and deck oven equipment, Blodgett Combi® cooking equipment, Pitco Frialator® fryer equipment, Southbend® ranges, convection ovens and heavy-duty cooking equipment, SteamMaster® steam cooking equipment, Toastmaster® toasters and counterline cooking and warming equipment, and MagiKitch’n® charbroilers and catering equipment.

     Founded in 1888 as a manufacturer of baking ovens, Middleby Marshall Oven Company was acquired in 1983 by TMC Industries Ltd., a publicly traded company that changed its name in 1985 to The Middleby Corporation. Throughout its history, the company had been a leading innovator in the baking equipment industry and in the early 1980s positioned itself as a leading foodservice equipment manufacturer by introducing the conveyor oven that revolutionized the pizza market. In 1989, the company became a broad line equipment manufacturer through the acquisition of the Foodservice Equipment Group of Hussmann Corporation, which included Southbend, Toastmaster and CTX. The company initiated its international distribution and service strategy in 1990 by acquiring a controlling interest in Asbury Associates, Inc., which was renamed Middleby Worldwide in 1999. In 1991, the company established Middleby Philippines Corporation (“MPC”) to provide modular foodservice equipment and custom kitchen fabrications to restaurant and hotel chains in the Pacific Rim and Middle Eastern markets. In 2001, Middleby became the largest supplier of commercial cooking and warming equipment through the acquisition of the commercial cooking subsidiary, Blodgett Holdings, Inc. (“Blodgett”) from Maytag Corporation.

     The company has identified, as a major area of growth, the rapidly growing international markets targeted by restaurant and hotel chains. To capture this market, the company established its International Distribution Division, Middleby Worldwide. Middleby’s global network enables it to offer equipment to be delivered virtually anywhere in the world, installed and serviced by Middleby. The company believes that its full service program provides it with a competitive advantage. As the first company in its industry to take these initiatives, Middleby has positioned itself as a preferred foodservice equipment supplier to major restaurant chains expanding globally.

Business Divisions and Products

     The company conducts its business through two principal business divisions, the Cooking Systems Group and the International Distribution Division. See Note 9 to the Consolidated Financial Statements for further information on the company’s business divisions.

Cooking Systems Group

     Middleby Cooking Systems Group, the company’s manufacturing division, has operations located in Illinois, New Hampshire, North Carolina, Vermont and the Philippines. The division’s principal product groups include:

     Conveyor Oven Equipment Product Group – Middleby Marshall, Blodgett and CTX

     The conveyor oven equipment product group manufactures ovens that are ideal for high volume applications, providing for maximum production and efficiency, while allowing a restaurant owner to retain flexibility in menu offerings. The conveyor oven equipment allows for standardization of the food preparation process, which in turn provides for labor savings opportunities and a greater consistency of the final product. As a result, most major pizza chains, as well as other non-pizza restaurants chains and institutions utilize conveyor oven equipment.

     The Middleby Marshall oven line is the world’s conveyor cooking equipment leader. A brand of baking and cooking equipment since 1888, the Middleby Marshall name is renowned for quality and durability. Middleby Marshall ovens are used by a majority of the leading pizza chains. Middleby Marshall conveyor ovens utilize a patented process, Jet-Sweep air impingement, that forces heated air at high velocities through a system of nozzles above and below the food product, which is placed on a moving conveyor belt. This process achieves faster baking times and greater consistency of bake than conventional ovens.

     The company also markets conveyor ovens under the Blodgett and CTX brands, which are designed for more specialized, lower volume applications. The broad line of Blodgett conveyor ovens include smaller table-top ovens suited for fast food kiosks in airports and shopping malls. CTX conveyor ovens are sold to restaurants and pizza outlets and offer such additional features as a programmable time and temperature control as well as a self-cleaning function.

     Core Cooking Equipment Product Group – Blodgett, Blodgett Combi, Pitco Frialator, Southbend and MagiKitch’n

     The Core Cooking Equipment Product Group manufactures the equipment that is central to most any restaurant kitchen. The products offered by this division includes ranges, convection ovens, fryers, combi-ovens, charbroilers, and steam equipment. These products are distributed under the Blodgett, Pitco Frialator, Southbend, and MagiKitch’n brand names.

     Blodgett, known for its durability and craftsmanship, is the leading brand of convection and combi ovens. In demand since the late 1800's, the Blodgett oven has stood the test of time and set the industry standard. Restaurants, fast-food chains, hotels, hospitals, institutions, small businesses and large corporations alike rely on the Blodgett name.

     Pitco Frialator offers a broad line of gas and electric equipment combining reliability with efficiency in simple-to-operate professional frying equipment. Since 1918, Pitco fryers have captured a major market share by offering simple, reliable equipment for cooking menu items such as french fries, onion rings, chicken, donuts, and seafood. By their very design, Pitco’s Frialators offer substantial advances over bottom-fired fryers. The tube-fired heating system creates a larger heat transfer area that quickly heats oil to proper cooking temperatures. Since there’s less waiting for oil to heat, your food is less likely to absorb shortening and more likely to maintain flavor. The innovation continues today. Pitco Frialator now offers the Solstice™ Series — a selection of fryers that operate cooler — and smarter — for maximum efficiency. The company also markets pasta cookers and rethermalizers, which are ideal for schools and other largescale kitchen operations that re-heat frozen prepared foods, under the Pitco brand name. Pitco’s unique rethermalizing process improves product consistency while providing for labor and energy savings.

     In the market for 100 years, Southbend products, mainly heavy-duty, gas-fired equipment, include ranges, convection ovens, broilers, fryers, griddles, steamers and steam cooking equipment. Southbend products are offered as standardized equipment for general use in restaurants and institutions, and also are made to specification for use by the professional chef. Southbend is known for its innovative product features and premier cooking line. Its 40,000 BTU Pyromax® range doubled the industry standard for BTU’s when it was introduced in 1996. Southbend’s Marathoner Gold® convection oven has been judged by a leading industry publication to be the best baking convection oven on the market. The Southbend Simple Steam steamer is the industry’s lowest maintenance and lowest water usage pressureless steamer, and was awarded the 1998 Product Design of the Year by the Electric Foodservice Council.

     For more than 60 years, MagiKitch’n has been refining the art of charbroiling. For easy grilling of everything from steaks, sausages, ribs and chicken to burgers and brats, professional chefs enjoy the quality construction, high performance and flexible operation of the MagiKitch’n line of products. In 1991, MagiKitch’n used their 60 years of experience producing quality restaurant grills, to craft a new line of commercial outdoor cooking equipment. MagiCater portable charbroilers have a modular design for easy transport, fast set-up, and ease of cleaning. MagiKitch’n is unsurpassed in performance, quality construction, and flexibility.

     Counterline Cooking Equipment Product Group – Toastmaster

     Counterline cooking equipment products are predominantly light and medium-duty electric equipment, including pop-up and conveyor toasters, hot food servers, foodwarmers and griddles marketed under the Toastmaster brand name. A leading equipment brand since 1917, Toastmaster has been voted the number one toaster product for nineteen consecutive years in the Annual Industry Leaders survey by ID magazine. As a major supplier to global restaurant chains, Toastmaster is able to customize products to fit a chain’s particular needs. Toastmaster products are designed with energy saving features and food safety technologies.

     The company does not produce consumer products under the Toastmaster name, as an unaffiliated company, Toastmaster, Inc., owns the rights to the brand name for consumer markets.

International Specialty Equipment Product Group – Middleby Philippines Corporation

     Founded in 1991, Middleby Philippines Corporation (MPC) engineers, manufactures and installs modular foodservice equipment and custom kitchen fabrications used primarily in conjunction with standard equipment manufactured in the U.S. to provide a complete kitchen installation. Principal products include serving stations, worktables, undercounter refrigeration systems, ventilation systems, cabinets and shelving. Customers are primarily Asian operations of major U.S. and international foodservice chains. Additionally, in 2000 MPC began production of component parts and finished products for the company’s domestic operations. This activity now accounts for approximately 50% of MPC’s business. MPC’s manufacturing and assembly operations are located in a modern 54,000 square foot facility outside of Manila.

International Distribution Division —Middleby Worldwide

     Middleby Worldwide provides integrated export management and distribution services. The division sells the company’s product lines and certain non-competing complementary product lines of other manufacturers throughout the world. The company offers customers a complete package of kitchen equipment, delivered and installed in over 100 countries. For a local country distributor or dealer, the division provides centralized sourcing of a broad line of equipment with complete export management services, including export documentation, freight forwarding, equipment warehousing and consolidation, installation, warranty service and parts support. Middleby Worldwide has regional export management companies in Asia, Europe and Latin America complemented by sales and distribution offices located in Canada, China, India, Japan, Korea, Mexico, the Philippines, Spain, Taiwan and the United Kingdom.

The Customers and Market

     The company’s domestic sales are primarily through independent dealers and distributors and are marketed by the company’s sales personnel and network of independent manufacturers’ representatives. The company’s international sales are through a combined network of independent and company-owned distributors. The company maintains sales and distribution offices in Canada, China, India, Japan, Korea, Mexico, the Philippines, Spain, Taiwan and the United Kingdom. The company’s end-user customers include: (i) fast food or quick-service restaurants, (ii) full-service restaurants, including casual-theme restaurants, (iii) retail outlets, such as convenience stores, supermarkets and department stores and (iv) public and private institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, military facilities and government agencies. Many of the dealers in the U.S. belong to buying groups that negotiate sales terms with the company. Certain large multi-national restaurant and hotel chain customers have purchasing organizations that manage product procurement for their systems. Included in these customers are several large restaurant chains, which account for a significant portion of the company’s business.

     During the past several decades, growth in the U.S. foodservice industry has been driven primarily by population growth, economic growth and demographic changes, including the emergence of families with multiple wage-earners and growth in the number of higher-income households. These factors have led to a demand for convenience and speed in food preparation and consumption. As a result, U.S. foodservice sales grew for the tenth consecutive year to approximately $393 billion in 2001. Sales in 2002 are projected to increase to $408 billion, an increase of 3.9% over 2001. The quick-service restaurant segment within the foodservice industry has been the fastest growing segment since the mid ‘80‘s. Total quick-service sales amounted to $111 billion in 2001 and are expected to increase 3.7% to $115 billion in 2002. The full-service restaurants represent the largest portion of the foodservice industry and represented $140 billion in sales in 2001 and are expected to increase 4.5% to $147 billion in 2002. This segment has seen increased chain concepts and penetration in recent years, particularly in upscale segments, driven by the aging of the baby boom generation.

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

     The company’s backlog of orders, including orders for Blodgett equipment, was $18,963,000 at December 29, 2001, all of which is expected to be filled during 2002. The company’s backlog, excluding orders for Blodgett equipment, was $10,918,000 at December 30, 2000. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of the company’s products.

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

     In the United States, the company distributes its products to independent end-users through a network of non-exclusive dealers nationwide, who are supported by manufacturers’ marketing representatives. Sales are made direct to certain large restaurant chains that have established their own procurement and distribution organization for their franchise system.

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

     The company’s domestic service network consists of over 100 authorized service parts distributors and 3,000 independent certified technicians that have been formally trained and certified by the company through its factory training school and on-site installation training programs. The service network is separate from the sales network to ensure that technicians remain focused on service issues rather than new business. Technicians work through service parts distributors, which are required to provide around-the-clock service via a toll-free paging number. The company provides substantial technical support to the technicians in the field through factory-based technical service engineers. The company has stringent parts stocking requirements for these agencies, leading to an exceptionally high first-call completion rate for service and warranty repairs.

     Middleby’s international service network covers over 100 countries with more than 1,000 service technicians trained in the installation and service of the company’s products and supported by internationally-based service managers along with the factory-based technical service engineers. As with its domestic service network, the company maintains stringent parts stocking requirements for its international distributors.

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

     The company believes that it is the largest multiple-line manufacturer of cooking and warming equipment in the U.S. and worldwide, although some of its competitors are units of operations that are larger than the company and possess greater financial and personnel resources. Among the company’s major U.S. competitors are certain divisions of Welbilt Corporation, a subsidiary of Enodis plc; Hobart Corporation and Vulcan-Hart Corporation, both subsidiaries of Illinois Tool Works Inc.; and Wells Manufacturing company, a subsidiary of United Technologies Corporation. Major international-based competitors include Zanussi, a subsidiary of Electrolux AB, and Ali Group.

Manufacturing and Quality Control

     The company manufactures product in four domestic and one international production facilities. In Elgin, Illinois, the company manufactures conveyor oven and counterline cooking equipment products. In Burlington, Vermont the company manufactures its combi oven, convection oven, conveyor oven and deck oven product lines. In Fuquay-Varina, North Carolina, the company manufactures ranges, steamers, combi ovens, convection ovens and broiling equipment. In Bow, New Hampshire, the company manufactures fryers, charbroilers and catering equipment products. In Laguna, the Philippines the company manufactures fryers, kitchen fabrication and component parts for the U.S. manufacturing facilities. Metal fabrication, finishing, sub-assembly and assembly operations are conducted at each manufacturing facility. Equipment installed at individual manufacturing facilities includes numerically controlled turret presses and machine centers, shears, press brakes, welding equipment, polishing equipment, CAD/CAM systems and product testing and quality assurance measurement devices. The company’s CAD/CAM systems enable virtual electronic prototypes to be created, reviewed and refined before the first physical prototype is built.

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

Sources of Supply

     The company purchases its raw materials and component parts from a number of suppliers. The majority of the company’s material purchases are standard commodity-type materials, such as stainless steel, electrical components and hardware. These materials and parts generally are available in adequate quantities from numerous suppliers. Some component parts are obtained from sole sources of supply. In such instances, management believes it can substitute other suppliers as required. The majority of fabrication is done internally through the use of automated equipment. Certain equipment and accessories are manufactured by other suppliers for sale by the company. The company believes it enjoys good relationships with its suppliers and considers the present sources of supply to be adequate for its present and anticipated future requirements.

Licenses, Patents, and Trademarks

     The company owns numerous trademarks and trade names; among them, Blodgett®, Blodgett Combi®, CTX®, MagiKitch’n®, Middleby Marshall®, Pitco Frialator®, Southbend®, SteamMaster® and Toastmaster® are registered with the U.S. Patent and Trademark Office and in various foreign countries.

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

Employees

     As of December 29, 2001, the company employed 1,597 persons. Of this amount, 669 were management, administrative, sales, engineering and supervisory personnel; 695 were hourly production non-union workers; and 233 were hourly production union members. Included in these totals were 216 individuals employed outside of the United States, of which 149 were management, sales, administrative and engineering personnel, and 67 were hourly production workers, who participate in an employee cooperative. At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on May 1, 2002. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that extends through November 2002. Management believes that the relationships between employees, union and management are good.

Seasonality

     The company’s business, taken as a whole, is not materially affected by seasonality.

Item 2.	Properties

     The company’s principal executive offices are located in Elgin, Illinois. The company operates four manufacturing facilities in the U.S. and one manufacturing facility in the Philippines.

     The principal properties of the company are listed below:

Location	Principal Function	Square Footage	Owned/ Leased

Elgin, IL	Manufacturing, Warehousing	207,000	Owned
	and Offices

Bow, NH	Manufacturing, Warehousing	102,000	Owned
	and Offices

Fuquay-Varina, NC	Manufacturing, Warehousing	131,000	Owned
	and Offices

Burlington, VT	Manufacturing, Warehousing	140,000	Owned
	and Offices	89,000	Leased

Laguna, the	Manufacturing, Warehousing	54,000	Owned
Philippines	and Offices

     At various other locations the company leases small amounts of office space for administrative and sales functions, and in certain instances limited short-term inventory storage. These locations are in China, Japan, Korea, Mexico, Spain, Taiwan and the United Kingdom.

     Management believes that these facilities are adequate for the operation of the company’s business as presently conducted.

Item 3.	Legal Proceedings

     The company is routinely involved in litigation incidental to its business, including product liability actions, which are generally covered by insurance or by indemnification from Maytag Corporation. Such routine claims are vigorously contested and management does not believe that the outcome of any such pending litigation will have a material adverse effect upon the financial condition of the company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders in the fourth quarter of the year ended December 29, 2001. - 10 -

Item 4A.	Executive Officers of the Registrant

Name	Age	Principal Occupation and Principal Position and Office with the company
William F. Whitman, Jr	62	Chairman of the Board of the company and Middleby Marshall

Selim A. Bassoul	45	President and Chief Executive Officer of the company and Middleby Marshall

David B. Baker	44	Vice President, Chief Financial Officer and Secretary of the company and Middleby Marshall

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

	Closing Share Price
	High	Low
Fiscal 2001
First quarter	8.000	5.750
Second quarter	7.450	5.880
Third quarter	6.150	4.990
Fourth quarter	5.580	4.100

Fiscal 2000
First quarter	7.010	5.473
Second quarter	7.563	5.104
Third quarter	7.256	5.473
Fourth quarter	6.825	4.919

     In July 1998, the company’s Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of up to 1,800,000 common shares in open market purchases. As of December 29, 2001, 936,865 shares had been repurchased under the stock repurchase program.

     In November 2000, the company completed a self tender offer. The company purchased a total 1,135,359 shares through the tender for approximately $7.9 million. At December 29, 2001, the company had a total of 2,052,474 shares in treasury amounting to $12.0 million. The company estimates there were approximately 1,800 beneficial owners of the company’s common stock.

     In December 2000, the company declared and paid a $0.10 per common share special dividend to shareholders of record as of the close of business on December 20, 2000. The company’s senior bank agreement places certain limitations on its right to issue dividends.

     In December 2001, the company issued warrant rights in connection with the senior subordinated notes due to the noteholder, American Capital Strategies. The warrant rights allow the noteholder to purchase Middleby common stock at $4.67 per share. The maximum number of shares, which can be issued under the warrants, is 815,008. The number of warrants that may be exercised may be decreased based upon certain prescribed rates of return earned by the noteholder. There were no underwriters involved in the transaction. The warrants and the common stock underlying the warrants were exempt from registration under Section 4(2) of the Securities Act of 1933. The warrants contained, and the shares issuable upon exercise will contain, restrictive legends.

PART II

Item 6.	Selected Financial Data

(amounts in thousands, except per share data) Fiscal Year Ended(1)

	2001	2000	1999	1998	1997
Income Statement Data:
Net sales	$101,552	$ 126,888	$ 132,541	$ 132,320	$ 148,253
Cost of sales	70,048	81,702	91,551	96,082	102,523

Gross profit	31,504	45,186	40,990	36,238	45,730
Selling and distribution expenses	13,181	15,858	18,694	20,817	22,150
General and administrative expenses	10,389	17,478	14,430	12,304	10,689
Non-recurring expenses	—	—	2,208	3,457	—

Income (loss) from operations .	7,934	11,850	5,658	(340)	12,891
Interest expense and deferred
financing amortization, net	744	1,204	2,724	2,916	4,136
Other expense (income), net	790	1,503	763	939	413

Earnings (loss) before income
taxes	6,400	9,143	2,171	(4,195)	8,342
Provision (benefit) for income
taxes	4,764	5,370	3,165	(211)	2,538

Earnings (loss) from continuing
operations	1,636	3,773	(994)	(3,984)	5,804
Discontinued operations, net of
income tax	—	—	—	—	(564)

Earnings (loss) before
extraordinary item	$ 1,636	$ 3,773	$ (994)	$ (3,984)	$ 5,240

Extraordinary loss, net of income tax	—	(235)	—	—	—

Net earnings (loss)	$ 1,636	$ 3,538	$ (994)	$ (3,984)	$ 5,240

Basic earnings (loss) per share:
Continuing operations	$ 0.18	$ 0.38	$ (0.10)	$ (0.37)	$ 0.65
Discontinued operations	—	—	—	—	(0.06)
Extraordinary loss	—	(0.03)	—	—	—

Net earnings(loss) per share	$ 0.18	$ 0.35	$ (0.10)	$ (0.37)	$ 0.59

Weighted average number of
shares outstanding	8,981	9,971	10,161	10,761	8,863

Diluted earnings (loss) per share:
Continuing operations	$ 0.18	$ 0.37	$ (0.10)	$ (0.37)	$ 0.64
Discontinued operations	—	—	—	—	(0.06)
Extraordinary loss	—	(0.02)	—	—	—

Net earnings(loss) per share	$ 0.18	$ 0.35	$ (0.10)	$ (0.37)	$ 0.58

Weighted average number of
shares outstanding	8,997	10,091	10,277	10,872	9,104

Balance Sheet Data:
Working capital	$ 12,763	$ 19,084	$ 28,095	$ 30,609	$ 38,790
Total assets	200,497	78,310	99,048	99,679	103,636
Total debt	96,963	8,539	28,135	27,825	27,913
Stockholders’ equity	41,945	37,461	43,168	44,734	52,333

(1)	The company’s fiscal year ends on the Saturday nearest to December 31.

- 13 -

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Informational Note

     This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, changing market conditions; the availability and cost of raw materials; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; foreign exchange and political risks affecting international sales; the ability to timely and cost effectively integrate acquisitions and other risks detailed herein and from time-to-time in the company’s Securities and Exchange Commission filings, including those discussed under “Risk Factors” below in Item 7.

NET SALES SUMMARY
(dollars in thousands)

Fiscal Year Ended(1)
	2001		2000		1999
	Sales	Percent	Sales	Percent	Sales	Percent
Business Divisions:

Cooking Systems Group:
Conveyor oven equipment	$40,797	41.6	$51,941	40.9	$48,986	37.0
Core cooking equipment	37,048	35.0	44,233	34.9	41,702	31.4
Counterline cooking
equipment	11,071	11.0	12,420	9.8	14,058	10.6

International specialty
equipment	4,795	4.7	4,756	3.7	3,166	2.4

Cooking Systems Group	93,711	92.3	113,350	89.3	107,912	81.4
International Distribution
Division (2)	21,357	21.0	34,446	27.1	40,352	30.4

Intercompany sales (3)	(13,516)	(13.3)	(20,908)	(16.4)	(16,105)	(12.1)
Other	—	0.0	—	0.0	382	0.3

Total	$101,552	100.0%	$126,888	100.0%	$132,541	100.0%

(1)	The company’s fiscal year ends on the Saturday nearest to December 31.

(2)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(3)	Represents the elimination of sales to the company’s International Distribution Division from the Cooking Systems Group.

- 14 -

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.0	64.4	69.1

Gross profit	31.0	35.6	30.9
Selling, general and administrative expenses	23.2	26.3	25.0
Non-recurring expense	—	—	1.6

Income from operations	7.8	9.3	4.3
Interest expense and deferred financing amortization, net
	0.7	0.9	2.1
Other expense, net	0.8	1.2	0.6

Earnings before income taxes	6.3	7.2	1.6
Provision for income taxes	4.7	4.2	2.4

Earnings (loss) from continuing operations	1.6%	3.0%	(0.8)%

(1)	The company’s fiscal year ends on the Saturday nearest to December 31.

Fiscal Year Ended December 29, 2001 as Compared to December 30, 2000

     Net sales. Net sales in fiscal 2001 decreased 20.0% from $126.9 million in fiscal 2000 to $101.6 million in fiscal 2001.

     Net sales of the Cooking Systems Group decreased 17.4% from $113.4 million in fiscal 2000 to $93.7 million in fiscal 2001. Sales of conveyor oven equipment decreased by $11.1 million or 21.5%. The decrease in conveyor oven sales is attributable to lower sales to the major pizza chains as the rate of store openings for certain major customers slowed. Core cooking equipment sales decreased $7.2 million or 16.2% and counterline cooking equipment sales decreased $1.3 million or 10.9% as a result of the general slowdown in the economy and competitive pricing pressures. Sales of international specialty equipment remained consistent with the prior year.

     Net sales of the company’s International Distribution Division, Middleby Worldwide, decreased 38.0% from $34.4 million in 2000 to $21.4 million in 2001. The sales decrease was primarily due to slowed store openings of the major pizza chains in the international markets, the effect of weaker foreign currencies resulting in lower U.S. revenues, and the impact of the general slowdown in the global economies.

     Gross profit. Gross profit decreased from $45.2 million in fiscal 2000 to $31.5 million in fiscal 2001. As a percentage of net sales, gross profit margin decreased from 35.6% in 2000 to 31.0% in 2001. The gross profit dollars decreased due to the lower sales volumes both at the Cooking Systems Group and the International Distribution Division. The gross margin was also impacted by inventory write-downs of $868,000 for certain product offerings to be discontinued in connection with the Blodgett acquisition. The decrease in the gross profit margin percentage reflects lower production efficiencies resulting from the decline in production volume and the impact of the inventory write-down.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased from $33.3 million in 2000 to $23.6 million in 2001.

     Selling and distribution expenses decreased by $2.7 million or 16.9%, from $15.9 million in 2000 to $13.2 million in 2001. Selling and distribution expenses at the International Distribution Division were lower due to reduced payroll related costs resulting from office closures in 2000 and 2001. Expenses were also lower at the Cooking Systems Group due to reduced payroll related costs and commissions expense.

     General and administrative expenses decreased by $7.1 million or 40.6%, from $17.5 million in 2000 to $10.4 million in 2001. General and administrative expenses were lower at both the Cooking Systems Group and the International Distribution Division due to cost reduction measures which included the closure of certain international sales administration offices and general headcount reductions to adjust staffing to lower sales volumes. Expenses associated with employee benefit and compensation programs, including incentive compensation and retirement benefits also decreased from the prior year. In 2000, general and administrative expenses included $1.5 million associated with the early retirement of the company’s President and Chief Executive Officer and approximately $0.5 million of closure costs for several administrative offices and the exit of the related leases.

     Income from operations. Income from operations decreased $3.9 million to $7.9 million in fiscal 2001 from $11.9 million in fiscal 2000. The decrease in operating income reflects the lower net sales and gross profit levels offset in part by decreased selling and general and administrative expenses.

     Non-operating expenses. Non-operating expenses decreased from $2.7 million in fiscal 2000 to $1.5 million in fiscal 2001. Net interest expense declined by $0.5 million to $0.7 million as a result of lower average debt balances and interest income on higher cash balances held during the year. Other expenses decreased by $0.7 million to $0.8 million during the year as a result of lower foreign exchange losses.

     Income taxes. The company recorded a net tax provision of $4.8 million in fiscal 2001 at an effective rate of 74.4%. The effective tax rate reflects foreign losses with no recorded tax benefit and provisions recorded for state tax assessments. In 2000 the company recorded a net tax provision of $5.4 million at an effective rate of 58.7%.

Fiscal Year Ended December 30, 2000 as Compared to January 1, 2000

     Net sales. Net sales in fiscal 2000 decreased 4.3% from $132.5 million in fiscal 1999 to $126.9 million in fiscal 2000. In 1999 the company discontinued the manufacture of unprofitable product lines and the distribution of certain third-party products inconsistent with the company’s long-term growth strategy, which led to the net sales reduction.

     Net sales of the Cooking Systems Group increased 5.0% from $107.9 million in fiscal 1999 to $113.4 million in fiscal 2000. Sales of conveyor oven equipment increased by $3.0 million or 6.0%. The increase in conveyor oven sales was attributable to increased sales internationally, including sales to the major pizza chains as they expand globally. Core cooking equipment sales increased $2.5 million or 6.1% due to the success of new product introductions. Counterline cooking equipment sales decreased $1.6 million or 11.7% as a result of the discontinuation of numerous unprofitable product lines. Sales of international specialty equipment increased $1.6 million or 50.2% from the prior year as this division began to manufacture component parts for the U.S. manufacturing operations and finished goods for the U.S. marketplace.

     Net sales of the company’s International Distribution Division, Middleby Worldwide, decreased 14.6% from $40.4 million in 1999 to $34.4 million in 2000. The sales decrease was primarily due to the discontinuation of certain distributed products as the division refocused its sales and service efforts toward products which best complement the company’s core competencies and provide the greatest profitability. This adversely impacted sales in all international markets. Despite the overall reduction, sales of Middleby manufactured products increased in Asia, Europe and Latin America due to increased focus.

     Gross profit. Gross profit increased from $41.0 million in fiscal 1999 to $45.2 million in fiscal 2000. As a percentage of net sales, gross profit margin increased from 30.9% in 1999 to 35.6% in 2000.

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

     General and administrative expenses increased by $3.0 million or 21.1%, from $14.4 million in 1999 to $17.5 million in 2000. General and administrative expenses included $1.5 million associated with the early retirement of the company’s President and Chief Executive Officer. This included the immediate expensing of pension costs that would normally have been recognized ratably over the remainder of his expected years of service. General and administrative expenses also include approximately $0.5 million associated with the closure of several administrative offices and the exit of the related leases, including the lease for the corporate headquarters. Expenses associated with employee benefit and compensation programs, including incentive compensation and retirement benefits also increased from the prior year.

     Income from operations. Income from operations increased $6.2 million or 109.4% to $11.9 million in fiscal 2000 from $5.7 million in fiscal 1999. The improved results were due to higher gross margins and lower selling and distribution expenses.

     Non-operating expenses. Non-operating expenses decreased from $3.5 million in fiscal 1999 to $2.7 million in fiscal 2000. Net interest expense declined by $1.5 million to $1.2 million as a result of increased interest income on higher cash balances held during the year and the repayment of high interest debt balances. Other expenses increased by $0.7 million to $1.5 million during the year as a result of unrealized foreign exchange losses primarily associated with the Philippine Peso.

     Income taxes. The company recorded a net tax provision of $5.4 million in fiscal 2000 at an effective rate of 58.7% primarily related to the company’s domestic earnings, while no benefit was recorded related to losses incurred at certain foreign locations. Despite the recorded tax provision, the company did not pay U.S. federal taxes, other than AMT tax due to tax loss carry-forwards available from prior years. In 1999 the company recorded a net tax provision of $3.2 million at an effective rate of 145.8%.

     Extraordinary Item. During the third quarter of 2000 the company repaid its $15 million unsecured senior note obligation, which was due to mature over a period ending January 10, 2003. An extraordinary charge of $0.4 million, or $0.2 million net of income tax, was recorded related to a prepayment penalty for the early retirement of the note.

Financial Condition and Liquidity

     Total cash and cash equivalents increased by $1.7 million to $3.8 million at December 29, 2001 from $2.1 million at December 30, 2000. Net borrowings increased from $8.5 million at December 30, 2000 to $97.0 million at December 29, 2001. The increase in borrowings was to fund the company’s fourth quarter acquisition of Blodgett Holdings, Inc.

     Operating activities. Net cash provided by operating activities before changes in assets and liabilities was $8.6 million in 2001 as compared to net cash provided of $10.9 million in fiscal 2000. Net cash provided by operating activities after changes in assets and liabilities was $13.4 million as compared to net cash provided of $17.7 million in the prior year. Accounts receivable and inventories decreased by $7.1 million and $3.7 million, respectively, as a result of lower sales volumes. Accounts payable decreased by $3.2 million reflecting lower payables related to reduced inventory purchases. Accrued expenses and other liabilities decreased by $3.4 million due to lower reserves for customer rebates resulting from lower sales and lower obligations for pension liabilities resulting from the payout of retirement obligations to the company’s former President and Chief Executive Officer.

     Investing activities. During 2001 net cash used for investing activities amounted to $95.5 million. Net cash used for investing activities included $95.1 million associated with the acquisition of Blodgett from Maytag Corporation on December 21, 2001. Property additions amounted to $0.5 million during the year for enhancements to existing computer systems and production capabilities.

     Financing activities. Net cash provided by financing activities amounted to $83.8 million in 2001. The net borrowings were used to fund the acquisition of Blodgett for $95.1 million and the related financing costs of $6.8 million. The company’s sources of financing for the acquisition include a $68.0 million senior credit facility lead by Bank of America and Fleet National Bank, $25.0 million of subordinated senior notes due American Capital Strategies, Ltd. and $20.0 million of notes due to the seller of Blodgett, Maytag Corporation.

     The senior bank agreement includes a $27.5 million revolving credit facility and $40.5 million in senior bank notes. The senior bank notes are comprised of two separate tranches of debt for $37.5 million and $3.0 million. Borrowings under revolving credit facility amounted to $13.9 million at December 29, 2001, an increase of $5.6 million from the prior year end. Availability under the revolving credit facility is limited to the amount of collateral as defined by the senior bank agreement, which amounted to $21.0 million as of December 29, 2001. Interest on the revolving credit facility and the $37.5 million senior bank note is assessed at 3.25% above LIBOR. The senior bank note is amortized quarterly over a four year period ending December 2005, at which time the revolving credit facility also matures. Interest on the $3.0 million senior bank note is assessed interest at a rate of 4.5% above LIBOR. The $3.0 million senior bank note is to be repaid in one single payment due in June 2006. In January 2002, the company entered into an interest rate swap agreement which swapped $20 million of the floating rate senior debt for fixed rate debt for three years at an average interest rate of 7.5%.

     The subordinated senior notes of $25.0 million due to American Capital Strategies are assessed interest at a rate of 15.5%, of which 2% is payable in kind, resulting in an increase to the principal balance of the notes. The subordinated senior notes mature in September 2006. The notes due Maytag Corporation are assessed at a rate of 12.0% if paid in cash and 13.5% if payment is made in kind. The Maytag notes are due in December 2006. The notes due to Maytag are subject to adjustment pending finalization of the purchase price as provided by certain provisions within the purchase agreement.

     The terms of the senior bank agreement and subordinated senior note limit the paying of dividends, capital expenditures and leases, and require, among other things, a minimum amount, as defined, of stockholders’ equity, and certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default.

     During 2001 and prior to the acquisition the company used $0.3 million to repurchase 52,900 shares of stock for treasury and issued 15,385 shares of stock from treasury for proceeds of $0.1 million. The company’s new credit facilities provide restrictions on future repurchases of treasury stock.

     Management believes that the company will have sufficient financial resources available to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

Derivative Financial Instruments

     The company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward purchase contracts outstanding at December 29, 2001:

Sell		Purchase		Maturity
600,000,000	South Korean Won	$ 472,100	US Dollars	December 31, 2001
460,000,000	South Korean Won	$ 359,700	US Dollars	December 31, 2001
40,000,000	Taiwan Dollar	$1,159,420	US Dollars	December 31, 2001
40,000,000	Taiwan Dollar	$1,141,880	US Dollars	January 28, 2002
1,000,000	Euro Dollar	$ 902,500	US Dollars	January 18, 2002
1,000,000	Euro Dollar	$ 876,700	US Dollars	March 19, 2002

     The company accounts for its derivative financial instruments in accordance with Statement of Financial Accounting Standards No. (SFAS) 133, “Accounting for Derivative Insturments and Hedging Activities”, which was adopted in the first quarter of 2001. In accordance with SFAS 133, these instruments are recognized on the balance sheet as either an asset or a liability measured at fair value. Changes in the market value and the related foreign exchange gains and losses are recorded in the statement of earnings.

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

	Fixed Rate Debt	Variable Rate Debt
	(dollars in thousands)
2002	$ 47	$ 10,000
2003	—	10,000
2004	—	9,500
2005	—	21,885
2006	42,531	3,000

	$ 42,578	$ 54,385

     Fixed rate debt due in 2002 is comprised of capital lease obligations, which bear interest rates approximating 10%. Fixed rate obligations of $42.5 million due in 2006 include $22.5 million of subordinated senior notes which bear an interest rate of 15.5%, of which 2% is payable in kind, upon which the unpaid interest will be added to the principal balance of the notes. The subordinated senior notes are reflected net of a debt discount of $2.5 million, representing the prescribed value of warrants issued in connection with the notes. See Item 5 for further discussion of the warrants. Additional fixed rate debt consists of approximately $20.1 million of notes due to Maytag arising from the acquisition of Blodgett. The notes bear interest of 12% if paid in cash or 13.5% if interest is paid in kind. The amount of notes due to Maytag is subject to change pending post closing purchase price adjustments as provided for under provisions of the purchase agreement.

     Variable rate debt consists of $13.9 million of borrowings under a $27.5 million revolving credit facility and $40.5 million in senior bank notes. The secured senior bank notes are comprised of two separate tranches of debt. The first tranche of debt for $37.5 million is repaid on a quarterly basis over the four year term ending December 2005. The second tranche of debt for $3.0 million matures with a single payment in June 2006. The secured revolving credit facility and $37.5 million senior bank note bear interest at a rate of 3.25% above LIBOR, or 5.2% as of December 29, 2001. The $3.0 million senior bank note accrues interest at a rate of 4.5% above LIBOR, or 6.4% as of December 29, 2001. In January 2002, the company entered into an interest rate swap agreement which swapped $20 million of the floating rate senior debt for fixed rate debt for three years at an average interest rate of 7.5%.

Certain Risk Factors That May Affect Future Results

     Blodgett acquisition integration. The company has yet to complete its integration of the Blodgett business within its pre-acquisition operations. The integration process will include the consolidation of manufacturing facilities, elimination of redundant positions, and the combining of sales and marketing resources and distribution channels, amongst other things. If the company were unable to successfully integrate the acquired business operations within Middleby, it could prove to have a materially adverse impact on the financial results and condition of the company. Additionally, in connection with the acquisition of Blodgett, the company expects to record integration related expenses pertaining to the consolidation of the manufacturing facilities during 2002, which could possibly result in an adverse impact to Middleby’s stock price.

     Future transactions. The company periodically reviews potential transactions related to products or product rights and businesses complementary to its business. Such transactions could include mergers, acquisitions, or licensing agreements. In the future, the company may choose to enter into such transactions at any time. The impact of transactions on the market price of a company’s stock is often uncertain, but may cause substantial fluctuations to the market price. Consequently, you should be aware that any announcement of any such transaction could have a material adverse effect upon the market price of Middleby’s common stock. Moreover, depending upon the nature of any transaction, the company may experience a charge to earnings, which could be material, and could possibly have an adverse impact upon the market price of Middleby common stock.

     Financing related exposure. The company has significant debt, which it incurred in conjuction with the acquisition. A portion of this debt is subject to fluctuation in interest rates, which could have an negative impact on the company’s interest costs. Additionally, terms of the senior bank agreement and subordinated senior note limit the paying of dividends, capital expenditures and leases, and require, among other things, a minimum amount, as defined, of stockholders’ equity, certain ratios of indebtedness and fixed charge coverage. Noncompliance by the company to satisfy any one of these requirements could result in a significant increase in the company’s financing costs and have a material adverse impact to the company’s financial results and condition. The financing agreements also provide that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document.

     Quarterly variations in operating results. Results of the company’s operations have fluctuated from quarter to quarter in the past, and may fluctuate significantly in the future. Such fluctuations may result from a variety of factors, including the timing of orders from major customers, the timing of new product introductions, the loss of any of its significant customers or distributors, currency fluctuations, disruption in the supply of components for the company’s products, changes in product mix or capacity utilization, personnel changes, production delays, seasonality and other factors affecting sales and results of operations.

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

     Dependence on key customers. The company’s growth is strongly influenced by the growth of its key customers, many of which are large restaurant chains. The number of new store openings by these chains can vary from quarter to quarter depending on internal growth plans, construction, seasonality and other factors. If these chains were to conclude that the market for their type of restaurant had become saturated, they could open fewer restaurants. In addition, during an economic downturn, key customers could both open fewer restaurants and defer purchases of new equipment for existing restaurants. Either of these conditions could have a material adverse effect on the company’s future results of operations.

     Competition. The cooking and warming segment of the foodservice equipment industry is highly competitive and fragmented. Within a given product line, the industry remains fairly concentrated, with typically a small number of competitors accounting for the bulk of the industry-wide sales. Industry competition includes companies that manufacture a broad line of commercial foodservice equipment products and those that specialize in a particular product line. Some of the company’s competitors have greater financial and marketing resources than the company. In addition, some competitors have different pricing structures and may be able to deliver their products at lower prices. Although the company believes that the performance and price characteristics of its products will provide competitive solutions for its customers’ needs, there can be no assurance that its customers will choose the company’s products over products offered by competitors. Further, the market for the company’s products is characterized by changing technology and evolving industry standards. The company is aware of other companies that are developing, and in some cases have introduced, new equipment based on high-speed heating methods and technologies. Accordingly, the company’s ability to compete successfully will depend, in large part, on its ability to enhance and improve its existing products.

     Product liability matters. The company is engaged in a business that could expose it to possible liability claims from others, including foodservice operators and their staffs, as well as from consumers, for personal injury or property damage due to alleged design or manufacturing defects in the company’s products. The company maintains an umbrella liability insurance policy to cover claims up to $15 million per occurrence. There can be no assurance, however, that the company’s insurance will be sufficient to cover potential claims or that an adequate level of coverage will be available in the future at reasonable cost. A partially insured or a completely uninsured successful claim against the company could have a material adverse effect on the company.

     Risks relating to intellectual property. The company holds numerous patents covering technology and applications related to various products, equipment and systems, and numerous trademarks and trade names registered with the U.S. Patent and Trademark Office and in various foreign countries, including the names Blodgett, Blodgett Combi, CTX, MagiKitch’n, Middleby Marshall, Pitco Frialator, Southbend, SteamMaster, and Toastmaster. There can be no assurance as to the breadth or degree of protection that existing or future patents or trademarks may afford the company.

     Dependence on key personnel. The company depends significantly on certain of its executive officers and certain other key personnel, many of whom could be difficult to replace. The incapacity, inability or unwillingness of certain of these people to perform their services may have a material adverse effect on the company. There can be no assurance that the company will be able to continue to attract, motivate and retain personnel with the skills and experience needed to successfully manage the company’s business and operations.

Item 8. Financial Statements and Supplementary Data

All other schedules for which provision is made to applicable regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
of The Middleby Corporation:

We have audited the accompanying consolidated balance sheets of THE MIDDLEBY CORPORATION (a Delaware corporation) and Subsidiaries as of December 29, 2001, and December 30, 2000, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2001. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Middleby Corporation and Subsidiaries as of December 29, 2001, and December 30, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States.

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

Arthur Andersen LLP

Chicago, Illinois
March 21, 2002

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS DECEMBER 29, 2001 AND DECEMBER 30, 2000 (amounts in thousands, except share data)

	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$ 3,795	$ 2,094
Accounts receivable, net	25,158	18,879
Inventories, net	29,115	18,372
Prepaid expenses and other	1,178	976
Current deferred taxes	11,291	4,141

Total current assets	70,537	44,462
Property, plant and equipment, net	30,598	18,968
Goodwill and other intangibles	89,793	13,056
Deferred taxes	1,980	1,224
Other assets	7,589	600

Total assets	$ 200,497	$ 78,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$ 10,047	$ 249
Accounts payable	9,289	7,211
Accrued expenses	38,438	17,918

Total current liabilities	57,774	25,378
Long-term debt	86,916	8,290
Non-current liabilities	13,862	7,181
Stockholders’ equity:
Preferred stock, $.01 par value; none issued	—	—
Common stock, $.01 par value, 11,024,396 and 11,021,896
shares issued in 2001 and 2000, respectively	110	110
Paid-in capital	56,130	53,585
Treasury stock at cost; 2,052,474 and 2,015,409
shares in 2001 and 2000, respectively	(11,997)	(11,777)
Accumulated deficit	(1,029)	(2,665)
Accumulated other comprehensive income	(1,269)	(1,792)

Total stockholders’ equity	41,945	37,461

Total liabilities and stockholders’ equity	$ 200,497	$ 78,310

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements. - 27 -

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000
AND JANUARY 1, 2000

(amounts in thousands, except per share data)

	2001	2000	1999
Net sales	$101,552	$ 126,888	$ 132,541
Cost of sales	70,048	81,702	91,551

Gross profit	31,504	45,186	40,990
Selling and distribution expenses	13,180	15,858	18,694
General and administrative expenses	10,390	17,478	14,430
Non-recurring expenses	—	—	2,208

Income from operations	7,934	11,850	5,658
Net interest expense and deferred financing amortization	740	1,204	2,724
Other expense, net	794	1,503	763

Earnings before income taxes	6,400	9,143	2,171
Provision for income taxes	4,764	5,370	3,165

Earnings (loss) before extraordinary item	1,636	3,773	(994)
Extraordinary loss, net of income tax	—	(235)	—

Net earnings (loss)	$ 1,636	$ 3,538	$ (994)

Basic earnings (loss) per share:
Before extraordinary item	$ 0.18	$ 0.38	$ (0.10)
Extraordinary loss	—	(0.03)	—

Net earnings (loss) per share	$ 0.18	$ 0.35	$ (0.10)

Weighted average number of shares	8,981	9,971	10,161
Diluted earnings (loss) per share:
Before extraordinary item	$ 0.18	$ 0.37	$ (0.10)
Extraordinary loss	—	(0.02)	—

Net earnings (loss) per share	$ 0.18	$ 0.35	$ (0.10)

Weighted average number of shares	8,997	10,091	10,277

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements. - 28 -

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000
AND JANUARY 1, 2000
(amounts in thousands)

	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholder’s Equity

Balance, January 2, 1999	$ 110	$ 54,602	$ (3,309)	$ (4,303)	$ (2,366)	$ 44,734

Comprehensive income:
Net loss	—	—	—	(994)	—	(994)
Currency translation adjustments	—	—	—	—	(288)	(288)
Decrease in minimum pension liability	—	—	—	—	98	98

Net comprehensive income	—	—	—	(994)	(190)	(1,184)
Exercise of stock options	—	52	—	—	—	52
Purchase of stock on behalf of employee	—	(434)	—	—	—	(434)

Balance, January 1, 2000	$ 110	$ 54,220	$ (3,309)	$ (5,297)	$ (2,556)	$ 43,168

Comprehensive income:
Net earnings	—	—	—	3,538	—	3,538
Currency translation adjustments	—	—	—	—	549	549
Decrease in minimum pension liability	—	—	—	—	215	215

Net comprehensive income	—	—	—	3,538	764	4,302
Exercise of stock options	—	143	—	—	—	143
Purchase of stock on behalf of employee	—	144	—	—	—	144
Warrant retirement	—	(922)	—	—	—	(922)
Purchase of treasury stock	—	—	(8,468)	—	—	(8,468)
Dividend payment	—	—	—	(906)	—	(906)

Balance, December 30, 2000	$ 110	$ 53,585	$ (11,777)	$ (2,665)	$ (1,792)	$ 37,461

Comprehensive income:
Net earnings	—	—	—	1,636	—	1,636
Currency translation adjustments	—	—	—	—	565	565
Increase in minimum pension liability	—	—	—	—	(42)	(42)

Net comprehensive income	—	—	—	1,636	525	2,161
Exercise of stock options	—	9	—	—	—	9
Issuance of warrant rights	—	2,536	—	—	—	2,536
Issuance of treasury stock	—	—	93	—	—	93
Purchase of treasury stock	—	—	(313)	—	—	(313)

Balance, December 29, 2001	$ 110	$ 56,130	$ (11,997)	$ (1,029)	$ (1,269)	$ 41,945

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements. - 29 -

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND JANUARY 1, 2000

(amounts in thousands)

	2001	2000	1999
Cash flows from operating activities —
Net earnings (loss)	$ 1,636	$ 3,538	$ (994)
Adjustments to reconcile net earnings to net cash provided by continuing operating activities —
Depreciation and amortization	3,582	3,661	3,509
Non-cash portion of tax provision	3,394	3,690	2,560
Non-cash portion of non-recurring expense	—	—	300
Cash effects of changes in —
Accounts receivable	7,101	6,040	(454)
Inventories	3,682	(1,488)	3,548
Prepaid expenses and other assets	564	208	980
Accounts payable	(3,225)	(1,650)	(2,068)
Accrued expenses and other liabilities	(3,380)	3,654	2,381

Net cash provided by operating activities	13,354	17,653	9,762

Cash flows from investing activities —
Additions to property and equipment	(469)	(656)	(1,401)
Acquisition of Blodgett	(95,052)	—	—
Purchase of subsidiary minority interest	—	—	(203)

Net cash (used in) investing activities	(95,521)	(656)	(1,604)

Cash flows from financing activities —
Proceeds (repayments) under revolving credit facilities	5,641	4,906	(145)
Proceeds from senior secured bank notes	40,500	—	—
Proceeds from subordinated senior note	25,013	—	—
Proceeds from seller notes due Maytag	20,054	—	—
Acquisition financing costs	(6,841)	—	—
Proceeds (repayments) under intellectual property lease	—	(8,939)	290
Retirement of note obligation	—	(15,000)	—
Retirement of warrant associated with note obligation	—	(922)	—
Repurchase of treasury stock	(313)	(8,468)	—
Issuance of treasury stock	93	—	—
Payment of special dividend	—	(906)	—
Proceeds from stock issuances	9	143	52
Stock purchased on behalf of employee	—	—	(434)
Other financing activities, net	(288)	(253)	(153)

Net cash provided by (used in) financing activities	83,868	(29,439)	(390)

Changes in cash and cash equivalents —
Net increase (decrease) in cash and cash equivalents	1,701	(12,442)	7,768
Cash and cash equivalents at beginning of year	2,094	14,536	6,768

Cash and cash equivalents at end of year	$ 3,795	$ 2,094	$ 14,536

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements. - 30 -

THE MIDDLEBY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

     The Middleby Corporation (the “company”) is engaged in the design, manufacture and sale of commercial and institutional foodservice equipment. Its major lines of products consist of conveyor ovens, convection ovens, fryers, ranges, toasters, counter-top cooking and warming equipment, combi ovens, steamers, broilers, deck ovens, and semi-custom fabrication. The company manufactures and assembles this equipment at four factories in the United States and one factory in the Philippines.

     The company’s domestic sales are primarily through independent dealers and distributors and are marketed by the company’s sales personnel and network of independent manufacturers’ representatives. The company’s international sales are through a combined network of independent and company-owned distributors. The company maintains regional sales offices in Asia, Europe and Latin America complemented by sales and distribution offices in Canada, China, India, Japan, Korea, Mexico, the Philippines, Spain, Taiwan and the United Kingdom. The company’s end-user customers include: (i) fast food or quick-service restaurants, (ii) full-service restaurants, including casual-theme restaurants, (iii) retail outlets, such as convenience stores, supermarkets and department stores and (iv) public and private institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, military facilities and government agencies. Included in these customers are several large multi-national restaurant chains, which account for a significant portion of the company’s business, although no single customer accounts for more than 10% of net sales.

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

(2)	ACQUISITION

On December 21, 2001, the company completed its acquisition of Blodgett Holdings, Inc. (“Blodgett”) from Maytag Corporation. - 31 -

     The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is subject to change pending finalization of studies of fair value and the settlement of post-close adjustments to the purchase price with the seller. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed was recorded as goodwill. Under SFAS 142, goodwill and certain other intangible assets in conjunction with the Blodgett acquisition will be subject to the nonamortization provisions of this statement from the date of acquisition.

     The preliminary allocation of net cash paid for the Blodgett acquisition as of December 29, 2001 is summarized as follows (in thousands):

Current assets	$ 36,957
Property, plant and equipment	13,863
Goodwill and other intangibles	77,630
Liabilities	(33,398)

Net cash paid for Blodgett	$ 95,052

     In connection with the acquisition of Blodgett, the company recorded liabilities totaling $9.2 million, including $4.1 million of severance costs associated with headcount reduction initiatives and $5.1 million associated with the closure of two manufacturing facilities. In conjunction with these cost reduction initiatives the company reduced its headcount by approximately 112 employees in January 2002. The company expects the plant closures to be completed by the end of the 2002 third quarter.

     The following unaudited pro forma financial data has been prepared to give effect to the Blodgett acquisition for the fiscal years ending December 29, 2001 and December 30, 2000 as if the acquisition had occurred on the beginning of each respective period. This pro forma financial data has been compiled from historical financial statements and other information. The pro forma financial data includes the adjustments to the historical net earnings to reflect additional interest and deferred financing costs as if the acquisition financing had been outstanding during the entire period presented, a net reduction in goodwill amortization reflecting impact of the net change in goodwill arising from the acquisition, an addback for non-recurring charges associated with the closure and consolidation of a manufacturing facility, a net reduction in operating expenses resulting from the manufacturing facility consolidation and completed cost reduction initiatives, a net reduction in depreciation expense resulting from fair market value adjustments to the acquired fixed assets, and a net reduction in pension and retirement benefit costs resulting from the change in benefit programs associated with the acquisition. The net impact of the pro forma adjustments amounted to an increase in net earnings of $0.2 million in 2001 and $1.6 million in 2000, as compared to the historical reported results. This pro forma financial data is presented for informational purposes and does not purport to represent what the company’s results of operations actually would have been had the transaction occurred on the dates indicated, or to project the company’s financial performance for any future period.

	December 29, 2001	December 30, 2000
(in thousands, except per share data)

Net sales	$225,720	$259,254
Net earnings before extraordinary item	$ 1,501	$ 4,045
Net earnings	$ 1,501	$ 3,810
Net earnings (loss) per share:
Basic	$ 0.17	$ 0.38
Diluted	$ 0.17	$ 0.38

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

     The consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

     The consolidated financial statements include the operating results and the financial position of Blodgett for the period subsequent to its acquisition on December 21, 2001. The results of operations prior to and including December 21, 2001 are not reflected in the consolidated statements of earnings as they have been reported in the financial statements of the seller, Maytag Corporation.

     The company’s fiscal year ends on the Saturday nearest December 31. Fiscal years 2001, 2000 and 1999 ended on December 29, 2001, December 30, 2000 and January 1, 2000, respectively, and each included 52 weeks.

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

(c) Accounts Receivable

     Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $2,913,000 and $2,408,000 at December 29, 2001 and December 30, 2000, respectively.

(d) Inventories

     Inventories are comprised of material, labor and overhead and are stated at the lower of cost or market. Costs for Blodgett inventory have been determined using the last-in, first-out (“LIFO”) method. Had the inventories been valued using the first-in, first-out (“FIFO”) method, the amount would not have differed materially from the amounts as determined using the LIFO method. Costs for Middleby inventory have been determined using the first-in, first-out (“FIFO”) method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at December 29, 2001 and December 30, 2000 are as follows:

	2001	2000
	(dollars in thousands)

Raw materials and parts	$ 7,201	$ 5,515
Work in process	5,355	3,985
Finished goods	16,559	8,872

	$29,115	$18,372

(e) Property, Plant and Equipment Property, plant and equipment are carried at cost as follows:

	2001	2000
	(dollars in thousands)

Land	$ 4,925	$ 3,322
Building and improvements	17,614	12,732
Furniture and fixtures	8,445	8,179
Machinery and equipment	21,799	14,924

	52,783	39,157
Less accumulated depreciation	(22,185)	(20,189)

	$ 30,598	$ 18,968

- 33 -

     Depreciation expense is provided for using the straight-line method and amounted to $2,688,000, $2,755,000 and $2,745,000 in fiscal 2001, 2000 and 1999, respectively. Following is a summary of the estimated useful lives:

Description	Life
Building and improvements	20 to 40 years
Furniture and fixtures	5 to 7 years
Machinery and equipment	3 to 10 years

     Expenditures which significantly extend useful lives are capitalized. Maintenance and repairs are charged to expense as incurred. Asset impairments are recorded whenever events or changes in circumstances indicate that the recorded value of an asset is less than the sum of its expected future undiscounted cash flows.

(f) Goodwill and Other Intangibles

     The excess purchase price over net assets acquired has historically been amortized using a straight-line method over periods of 3 to 40 years. Amounts presented are net of accumulated amortization of $7,376,000 and $7,391,000 at December 29, 2001 and December 30, 2000, respectively. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets. This pronouncement applies to goodwill and intangible assets arising from transactions completed before and after the date of adoption. Effective with the first quarter of 2002, the company ceased amortization of goodwill and indefinite-lived intangibles. Goodwill and other intangibles are reviewed for impairment annually or whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. For long-lived assets held for use, an impairment loss is recognized when the estimated undiscounted cash flows produced by an asset are less than the asset’s carrying value.

(g) Accrued Expenses

     Accrued expenses consist of the following at December 29, 2001 and December 30, 2000, respectively:

	2001	2000
	(dollars in thousands)

Accrued payroll and related expenses	$ 6,586	$ 6,253
Accrued customer rebates	3,933	3,479
Accrued commissions	1,321	925
Accrued warranty	9,179	1,449
Accrued acquisition costs	3,200	—
Accrued severance and plant closures	6,497	—
Other accrued expenses	7,722	5,812

	$38,438	$17,918

- 34 -

(h) Fair Value of Financial Instruments

     In the first quarter of 2001, the company adopted Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Insturments and Hedging Activities”. The company uses derivative financial instruments, principally forward contracts, to hedge its exposure to changes in foreign currency exchange rates. These instruments are recognized on the balance sheet as either an asset or liability measured at fair value. Changes in the market value and the related exchange gains and losses are recorded in the statement of earnings.

(i) Foreign Currency

     Foreign currency transactions are accounted for in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation.” Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur.

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

(k) Revenue Recognition

     The company recognizes revenue on the sale of its products upon transfer of title, which occurs at the time of shipment, and collectability is reasonably assured. The sale prices of the products are fixed and determinable at the time of title transfer. Sales are reported net of sales returns, sales incentives and warranty costs based on prior experience and other quantitative and qualitative factors.

(l) Research and Development Costs

     Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $1,219,000, $1,346,000 and $1,505,000 in fiscal 2001, 2000 and 1999, respectively.

(m) Earnings Per Share

     In accordance with SFAS No. 128 “Earnings Per Share”, “basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding, warrants and other potential common shares, if they are dilutive.

     The company’s common share equivalents consist of shares issuable on exercise of outstanding options computed using the treasury method and amounted to 16,000, 120,000 and 116,000 for fiscal 2001, 2000 and 1999, respectively.

(n) Consolidated Statements of Cash Flows

     Cash paid for interest was $402,000, $2,307,000 and $2,335,000 in fiscal 2001, 2000 and 1999, respectively. Cash payments totaling $1,369,000, $1,162,000 and $204,000 were made for income taxes during fiscal 2001, 2000 and 1999, respectively.

(o) New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations”. This statement addresses financial accounting and reporting for business combinations initiated after June 30, 2001, superceding APB Opinion No. 16 “Business Combinations” and SFAS No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises”. All business combinations in the scope of this statement are to be accounted for using the purchase method of accounting. The company has accounted for its acquisition of Blodgett in accordance with SFAS No. 141.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 “Goodwill and Other Intangible Assets”, superceding APB Opinion No. 17, “Intangible Assets”. This statement addresses how intangible assets that are acquired individually or with a group of other assets (excluding assets acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with this statement, goodwill and certain other intangible assets will no longer be amortized, but evaluated for impairment based upon financial tests related to the current value for the related assets. As a result there may be more volatility in reported income than under the previous standards because impairment losses are likely to occur irregularly and in varying amounts. The company will adopt this statement in the first quarter of fiscal 2002 and any impairment losses that arise due to the initial application of this statement will be reported as a change in accounting principle. Additionally, goodwill and other intangible assets acquired in connection with Middleby’s acquisition of Blodgett has been accounted for consistently with the nonamortization provisions of the statement.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143 “Accounting for Asset Retirement Obligations”. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and requires that such costs be recognized as a liability when the recognition criteria in FASB Concepts Statement No. 5 “Recognition and Measurement in the Financial Statements of Business Enterprises” are met. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The company does not expect the adoption of this statement to have a material impact to the financial statements.

(4)	FINANCING ARRANGEMENTS

The following is a summary of long-term debt at December 29, 2001 and December 30, 2000:

	2001	2000
	(dollars in thousands)

Senior secured revolving credit line	$13,885	$8,244
Senior secured bank note A	37,500	—
Senior secured bank note B	3,000	—
Subordinated senior note	22,477	—
Notes to Maytag	20,054	—
Other financing	47	295

Total debt	$96,963	$8,539
Less current maturities of
long-term debt	10,047	249

Long-term debt	$86,916	$8,290

     As of December 29, 2001, the company had total borrowings under its senior bank agreement of $54.4 million. The senior bank agreement provides for maximum available borrowings of $68.0 million including $27.5 million under a revolving credit facility and $40.5 million in bank notes. Availability under the revolving credit facility is limited to the amount of collateral as defined by the senior bank agreement, which amount to $21.0 million as of December 29, 2001. Borrowings of $13.9 under the revolving credit facility and $37.5 million under senior bank note A are assessed interest at floating rates of 3.25% above LIBOR. The interest rate is adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. At December 29, 2001, the interest rate on borrowings was 5.2%. A variable commitment fee, based upon the indebtedness ratio, of 0.5% is charged on the unused portion of the line of credit. The secured senior bank note A is amortized quarterly over a four year period ending December 2005, upon which the senior revolving credit line also becomes due. The $3.0 million of borrowings under the secured senior note B are assessed interest at a rate of 4.5% above LIBOR. At December 29, 2001 the interest rate on the note was 6.4%. The note matures with a single payment in June 2006. Interest on all senior borrowings is paid quarterly. In January 2002, the company entered into an interest rate swap agreement which swapped $20 million of the floating rate senior debt for fixed rate debt for three years at an average interest rate of 7.5%.

     Borrowings under the subordinated senior note due American Capital Strategies are assessed interest at a rate of 15.5%, of which 2% is made as a payment in kind resulting in an increase to the principal balance of the notes. Interest is assessed on a monthly basis. The unsecured senior note is repayable upon its maturity in September 2006. Borrowings under the subordinated senior note agreement are reflected net of a $2.5 million debt discount, representing the prescribed value of warrants issued in conjunction with the notes. See footnote 5 for further discussion of the warrants.

     The terms of the senior secured credit facility and subordinated senior note limit the paying of dividends, capital expenditures and leases, and require, among other things, a minimum amount, as defined, of stockholders’ equity, and certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. At December 29, 2001, the company was in compliance with all covenants pursuant to its borrowing agreements.

     The notes due to Maytag mature in December 2006 and bear interest at a rate of 12.0% if paid in cash and 13.5% if paid in kind, upon which the unpaid interest will be added to the principal balance of the note. The notes become immediately due upon the occurrence of certain material events without the written permission of Maytag, including a change in control, a business acquisition, the acceleration of the senior bank debt, or the issuance of additional debt. The company has the ability to prepay the notes to Maytag without penalty. The notes to Maytag are subject to change pending finalization of the purchase price resulting from post closing adjustments based upon defined changes in the working capital of Blodgett Holdings, Inc. as of December 21, 2001 as compared to June 30, 2001.

     Other financing arrangements are comprised primarily of capital lease arrangements for production equipment, with repayment schedules in 2002. Ownership of the related equipment transfers to the company at the end of the lease period.

     The aggregate amount of long-term debt payable during each of the next five years is as follows:

(dollars in thousands)
2002	$10,047
2003	10,000
2004	9,500
2005	21,885
2006	45,531

$96,963

- 38 -

(5)	COMMON AND PREFERRED STOCK

(a) Shares Authorized and Issued

     At December 29, 2001 and December 30, 2000, the company had 20,000,000 shares of common stock and 2,000,000 shares of Non-voting Preferred Stock authorized. At December 29, 2001, there were 8,971,922 common stock shares issued and outstanding.

(b) Treasury Stock

     In July 1998, the company’s Board of Directors adopted a stock repurchase program and during 1998 authorized the purchase of up to 1,800,000 common shares in open market purchases. As of December 29, 2001, 936,865 shares had been purchased under the 1998 stock repurchase program.

     In October 2000, the company’s Board of Directors approved a self tender offer that authorized the purchase of up to 1,500,000 common shares from existing stockholders at a per share price of $7.00. On November 22, 2000 the company announced that 1,135,359 shares were accepted for payment pursuant to the tender offer for $7.9 million.

     At December 29, 2001, the company had a total of 2,052,474 shares in treasury amounting to $12.0 million.

(c) Warrants

     In December 2001, the company issued warrant rights in connection the subordinated senior notes due to American Capital Strategies. The warrant rights allow the noteholder to purchase Middleby common stock at $4.67 per share. The aggregate number of shares issuable pursuant to the warrants is 815,008. The number of warrants that may be exercised may be decreased based upon certain prescribed rates of return earned by the noteholder.

(d) Stock Options

     The company maintains a 1998 Stock Incentive Plan (the “Plan”), as adopted effective as of February 19, 1998, which provides rights to key employees to purchase shares of common stock at specified exercise prices. The Plan supercedes the 1989 Stock Incentive Plan, as amended, and no further options will be granted under the 1989 Plan. A maximum amount of 550,000 shares can be issued under the Plan. Options may be exercised upon certain vesting requirements being met, but expire to the extent unexercised within a maximum of ten years from the date of grant. Options typically vest over a four year period from the date of grant. The weighted average exercise price of options outstanding under the Plan was $6.72 at December 29, 2001 and $6.64 at December 30, 2000.

     In addition to the above Plan, certain directors of the company have options outstanding at December 29, 2001 for 1,000 shares exercisable at $1.875 per share, 60,000 shares exercisable at $7.50 per share and 21,000 shares exercisable at $6.00 per share.

A summary of stock option activity is presented below:

Stock Option Activity	Employees	Directors	Option Price Per Share
Outstanding at
January 2, 1999	291,988	76,000

Granted	70,800	—	$ 4.50
Exercised	(13,250)	—	$1.250 to $5.625
Forfeited	(31,488)	—	$2.625 to $5.625

Outstanding at
January 1, 2000	318,050	76,000

Granted	18,000	24,000	$6.00 to 7.0625
Exercised	(32,875)	—	$1.25 to $5.625
Forfeited	(15,050)	—	$4.50 to $5.25

Outstanding at
December 30, 2000	288,125	100,000

Granted	—	—
Exercised	(2,500)	—	$4.50 to $5.25
Forfeited	(4,000)	(18,000)	$4.50 to $7.50

Outstanding at
December 29, 2001	281,625	82,000

Exercisable at
December 29, 2001	132,463	82,000

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

The weighted average estimated fair value of stock options granted in fiscal 2000 and 1999 was $3.04 and $2.67 per share, respectively. The fair value of options has been estimated at the date of grant using a Black-Scholes option pricing model with the following general assumptions: risk-free interest rate of 5.5 to 5.8 percent, no expected dividend yield, expected lives of 3.5 to 9.0 years and expected volatility of 25 to 60 percent.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’vesting period. The company’s pro forma net income and per share data from continuing operations is as follows:

	2001	2000	1999
(dollars in thousands, except per share data)
Earnings (loss) from continuing
Operations	$ 1,525	$ 3,424	$ (1,061)
Per share:
Basic	$ 0.17	$ 0.34	$ (0.10)
Diluted	$ 0.17	$ 0.34	$ (0.10)

(6)	INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

	2001	2000	1999
	(dollars in thousands)

Federal	$3,235	$4,083	$ 2,740
State and local	965	445	270
Foreign	564	842	155

Total	$4,764	$5,370	$ 3,165

Current	$4,201	$4,744	$ 4,075
Deferred	563	626	(910)

Total	$4,764	$5,370	$ 3,165

- 41 -

Reconciliation of the differences between income taxes computed at the Federal statutory rate to the effective rate are as follows:

	2001	2000	1999
U.S. federal statutory tax rate	34.0%	34.0%	34.0%
Permanent book vs. tax
differences	6.0	3.9	17.7
Foreign tax losses with no benefit
and rate differentials	18.4	16.6	81.7
State taxes, net of federal
benefit	16.0	4.2	12.4

Consolidated effective tax rate for
continuing operations	74.4%	58.7%	145.8%

At December 29, 2001 and December 30, 2000, the company had recorded the following deferred tax assets and liabilities which were comprised of the following:

	2001	2000
	(dollars in thousands)

Deferred tax assets:
Federal net operating loss carry-forwards	$ —	$ 748
Tax credit carry-forwards	935	1,813
Foreign net operating loss carry-forwards	819	744
Accrued pension benefits	595	1,868
Receivable related reserves	1,226	543
Inventory reserves	2,499	514
Accrued warranty	3,359	487
Accrued severance and plant closure	4,567	—
Other	3,950	1,106
Valuation allowance	(819)	(1,702)

Deferred tax assets	17,131	6,121
Deferred tax liabilities:
LIFO reserves	(957)	—
Depreciation	(2,903)	(756)

Net deferred tax assets	$ 13,271	$ 5,365

     Tax credit carry-forwards are comprised of Federal alternative minimum tax credits that do not expire. Foreign net operating loss carry-forwards relate primarily to the company’s operations in Spain, Korea and Taiwan and have varying expiration periods. The valuation allowance has been established related to these foreign net operating loss carry-forwards which will more likely than not expire unutilized.

(7)	COMMITMENTS AND CONTINGENCIES

     The company leases office facilities and equipment under operating leases, which expire in fiscal 2001 through 2005. Rental expense was $528,000, $1,230,000 and $1,773,000 in fiscal 2001, 2000 and 1999, respectively. Future minimum rental payments under these leases are as follows:

(dollars in thousands)
2002	1,552
2003	1,329
2004	1,220
2005	1,073
2006 and thereafter	6,763

$11,937

(8)	NON-RECURRING EXPENSES

     During the third quarter of 1999, the company recorded restructuring charges aggregating to $1,248,000. The charge provided for $1,020,000 related to cost reduction actions at the company’s International Distribution business. These actions included the closure of the division headquarters located in Florida and employee reduction efforts at the Florida headquarters office and the Japanese distribution operation. The headquarters for the International Distribution business has been integrated within the company’s corporate office. Distribution operations previously existing at the Florida facility have been integrated within regional distribution operations in Asia, Europe and Latin America. The recorded charge consists of lease exit costs of $360,000, the disposal of fixed assets of $300,000, and severance benefits of $360,000 for 11 employees. Additional charges of $228,000 were recorded principally for severance benefits for 87 employees within the Philippines manufacturing operations of the Cooking Systems Group. All actions associated with these restructuring efforts were completed in the first half of fiscal 2000.

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

     The worldwide manufacturing divisions operate through the Cooking Systems Group. This business division has manufacturing facilities in Illinois, New Hampshire, North Carolina, Vermont and the Philippines. This division supports four major product groups, including conveyor oven equipment, core cooking equipment, counterline cooking equipment, and international specialty equipment. Principal product lines of the conveyor oven product group include Middleby Marshall ovens, Blodgett ovens and CTX ovens. Principal product lines of the core cooking equipment product group include the Southbend product line of ranges, steamers, convection ovens, broilers and steam cooking equipment, the Blodgett product line of convection and combi ovens, MagiKitch’n charbroilers and catering equipment and the Pitco Frialator product line of fryers. The counterline cooking and warming equipment product group includes toasters, hot food servers, foodwarmers and griddles distributed under the Toastmaster brand name. The international specialty equipment product group is primarily comprised of food preparation tables, undercounter refrigeration systems, ventilation systems and component parts for the U.S. manufacturing operations.

     The International Distribution Division provides integrated design, export management, distribution and installation services through its operations in Canada, China, India, Japan, Korea, Mexico, the Philippines, Spain, Taiwan and the United Kingdom. The division sells the company’s product lines and certain non-competing complementary product lines throughout the world. For a local country distributor or dealer, the company is able to provide a centralized source of foodservice equipment with complete export management and product support services.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The company evaluates individual segment performance based on operating income. Intersegment sales are made at established arms length transfer prices.

The following table summarizes the results of operations for the company’s business segments (dollars in thousands):

	Cooking Systems Group	International Distribution	Corporate and Other(1)	Eliminations(2)	Total
2001
Net sales	$ 93,711	$ 21,357	—	$ (13,516)	$ 101,552
Operating income	11,986	(655)	(3,347)	(50)	7,934
Depreciation expense	2,303	163	222	—	2,688
Net capital expenditure	223	76	170	—	469
Total assets	87,925	16,307	100,196	(3,931)	200,497
Long-lived assets(3)	31,122	443	98,395	—	129,960

2000
Net sales	$ 113,350	$ 34,446	—	$ (20,908)	$ 126,888
Operating income	18,903	667	(7,653)	(67)	11,850
Depreciation expense	2,378	182	195	—	2,755
Net capital expenditure	570	107	(21)	—	656
Total assets	54,884	18,044	5,472	(90)	78,310
Long-lived assets(3)	19,280	665	13,903	—	33,848

1999
Net sales	$ 107,912	$ 40,352	$ 382	$ (16,105)	$ 132,541
Operating income	13,644	(2,206)	(5,538)	(242)	5,658
Non-recurring expense	692	245	1,271	—	2,208
Depreciation expense	2,350	299	96	—	2,745
Net capital expenditure	1,049	246	106	—	1,401
Total assets	55,915	20,417	25,177	(2,461)	99,048
Long-lived assets(3)	20,962	1,138	16,570	—	38,670

(1)	Includes corporate and other general company assets and operations.

(2)	Includes elimination of intercompany sales, profit in inventory, and intercompany receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

(3)	Long-lived assets of the Cooking Systems Group includes assets located in the Philippines which amounted to $2,990, $3,279 and $3,738 in 2001, 2000 and 1999, respectively.

Net sales by each major geographic region are as follows:

	2001	2000	1999
	(dollars in thousands)

United States and Canada	$ 74,082	$ 93,303	$ 93,587

Asia	12,132	12,056	11,434
Europe and Middle East	9,603	11,539	14,778
Latin America	5,735	9,990	12,742

Total international	27,470	33,585	38,954

	$101,552	$126,888	$132,541

(10)	EMPLOYEE BENEFIT PLANS

     The company maintains a non-contributory defined benefit plan for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the company. The plan is funded in accordance with provisions of the Employee Retirement Income Security Act of 1974.

     The company also maintains retirement benefit agreements with its Chairman and recently retired President, and a non-qualified defined benefit retirement plan for certain officers. The retirement benefits are based upon a percentage of the officer’s final base salary and number of years of employment. Additionally, the company maintains a retirement plan for non-employee directors. The plan provides for an annual benefit upon retirement from the Board of Directors at age 70, equal to 100% of the director’s last annual retainer, payable for a number of years equal to the director’s years of service up to a maximum of 10 years. The plans’ assets consist principally of marketable securities and government and corporate debt securities.

     A summary of the plans’ benefit obligations, funded status, and net balance sheet position is as follows:

	(dollars in thousands)
	2001 Union Plan	2001 Executive Plans	2000 Union Plan	2000 Executive Plans
Change in Benefit Obligation:
Benefit obligation - beginning of year	$ 2,894	$ 5,572	$ 2,789	$ 3,634

Service cost	70	157	135	1,202
Interest on benefit obligations	252	266	206	347
Return on assets	(228)	—	(211)	—
Net amortization and deferral	119	76	109	571

Net pension expense	213	499	239	2,120
Net benefit payments	(164)	(1,920)	(135)	(7)
Actuarial (gain) loss	153	(830)	1	(175)

Benefit obligation - end of year	3,096	3,321	2,894	5,572

Change in Plan Assets:
Plan assets at fair value - beginning of
Year	2,546	2,884	2,379	2,360
Company contributions	73	734	238	599
Investment gain	415	(49)	64	(75)
Benefit payments and plan expenses	(164)	(2,031)	(135)	—

Plan assets at fair value - end of year	2,870	1,538	2,546	2,884

Unfunded benefit obligation	(226)	(1,783)	(348)	(2,688)
Unrecognized net loss	779	336	667	415
Unrecognized prior year service cost	684	—	171	—
Unrecognized net transition asset	(2)	—	(7)	—

Net amount recognized in the balance
Sheet at year-end	$ 684	$(1,447)	$ 483	$(2,273)

Assumed discount rate	7.25%	7.00%	7.50%	7.00%
Expected return on assets	8.50%	8.50%	8.50%	8.50%

     The company also maintains a discretionary profit sharing plan and 401K savings plan for salaried and non-union hourly employees in the United States. Contributions to the profit sharing plan amounted to $300,000 in each of the fiscal years 2001, 2000 and 1999.

(11)	QUARTERLY DATA (UNAUDITED)

	1st	2nd	3rd	4th	Total Year
	(dollars in thousands, except per share data)
2001
Net sales	$ 24,747	$25,293	$ 25,714	$ 25,798	$ 101,552
Gross profit	8,171	8,234	8,487	6,612	31,504
Income (loss) from operations	1,837	2,248	2,435	1,414	7,934
Net earnings (loss)	$ 549	$ 676	$ 1,092	$ (681)	$ 1,636

Basic earnings (loss) per share (1)	$ 0.06	$ 0.08	$ 0.12	$ (0.08)	$ 0.18

Diluted earnings (loss) per share (1)	$ 0.06	$ 0.08	$ 0.12	$ (0.08)	$ 0.18

2000
Net sales	$ 32,474	$32,375	$ 31,051	$ 30,988	$ 126,888
Gross profit	11,214	10,025	10,897	13,050	45,186
Income (loss) from operations	2,644	2,285	3,982	2,939	11,850
Net earnings (loss)	$ 490	$ 641	$ 1,108	$ 1,299	$ 3,538

Basic earnings (loss) per share (1)	$ 0.05	$ 0.06	$ 0.11	$ 0.14	$ 0.35

Diluted earnings (loss) per share (1)	$ 0.05	$ 0.06	$ 0.11	$ 0.14	$ 0.35

1999
Net sales	$ 32,441	$36,527	$ 31,988	$ 31,585	$ 132,541
Gross profit	9,626	10,726	10,178	10,460	40,990
Non-recurring expense	750	210	1,248	—	2,208
Income (loss) from operations	986	2,236	757	1,679	5,658
Net earnings (loss)	$ (350)	$ 401	$ (657)	$ (338)	$ (994)

Basic earnings (loss) per share (1)	$ (0.03)	$ 0.04	$ (0.06)	$ (0.04)	$ (0.10)

Diluted earnings (loss) per share (1)	$ (0.03)	$ 0.04	$ (0.06)	$ (0.04)	$ (0.10)

(1)	Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FISCAL YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND JANUARY 1, 2000

Balance Beginning Of Period	Additions Charged Expense	Write-Offs During the the Period	Acquisition	Balance At End Of Period

Allowance for doubtful accounts; deducted from accounts receivable on the balance sheets-

1999	$ 805,000	$ 1,161,000	$ (245,000)	$ —	$ 1,721,000

2000	$ 1,721,000	$ 938,000	$ (251,000)	$ —	$ 2,408,000

2001	$ 2,408,000	$ 410,000	$ (178,000)	$ 273,000	$ 2,913,000

Reserve for product line discontinuance

1999	$ 1,842,000	$ —	$ (1,842,000)	$ —	$ —

2000	$ —	$ —	$ —	$ —	$ —

2001	$ —	$ 868,000	$ —	$ —	$ 868,000

Item 9. Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure

     None.

PART III

     The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference, to the extent necessary, in accordance with General Instruction G(3), from the company’s definitive proxy statement filed pursuant to Regulation 14A in connection with the 2002 annual meeting of stockholders.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial statements.

The financial statements listed on Page 24 are filed as part of this Form 10-K.

3.	Exhibits.

2.1	Stock Purchase Agreement, dated August 30, 2001, between The Middleby Corporation and Maytag Corporation, incorporated by reference to the company’s Form 10-Q Exhibit 2.1, for the fiscal period ended September 29, 2001, filed on November 13, 2001.

2.2	Amendment No. 1 to Stock Purchase Agreement, dated December 21, 2001, between The Middleby Corporation and Maytag Corporation, incorporated by reference to the company’s Form 8-K Exhibit 2.2 dated December 21, 2001, filed on January 7, 2002.

3.1	Unofficial Restated Certificate of Incorporation of The Middleby Corporation (as amended to August 23, 1996), incorporated by reference to the company’s Form 10-Q/A, Amendment No. 1, Exhibit 3(i), for the fiscal quarter ended June 29, 1996, filed on August 23, 1996;

3.2	Unofficial Amended and Restated Bylaws of The MiddlebyCorporation (as amended to August 23, 1996), incorporated by reference to the company’s Form 10-Q/A, Amendment No. 1, Exhibit 3(ii), for the fiscal quarter ended June 29, 1996, filed on August 23, 1996;

4.1	Certificate of Designations dated October 30, 1987, and specimen stock certificate relating to the company Preferred Stock, incorporated by reference from the company’s Form 10-K, Exhibit (4), for the fiscal year ended December 31, 1988, filed on March 15, 1989;

4.2	Subordinated Promissory Note Agreement, dated December 21, 2001, between The Middleby Corporation and Maytag Corporation incorporated by reference to the company’s Form 8-K, Exhibit 4.1 filed on January 7, 2002.

4.3	Subordinated Promissory Note Agreement, dated December 21, 2001, between The Middleby Corporation and Maytag Corporation incorporated by reference to the company’s Form 8-K, Exhibit 4.2 filed on January 7, 2002.

4.4	Credit Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc., Fleet National Bank and Bank of America incorporated by reference to the company’s Form 8-K, Exhibit 4.3 filed on January 7, 2002.

4.5	Deed of Charge and Memorandum of Deposit, dated December 21, 2001, between G.S. Blodgett Corporation and Bank of America incorporated by reference to the company’s Form 8-K, Exhibit 4.4 filed on January 7, 2002.

4.6	Subsidiary Guaranty, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and Bank of America incorporated by reference to the company’s Form 8-K, Exhibit 4.5 filed on January 7, 2002.

4.7	Security Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and its subsidiaries and Bank of America incorporated by reference to the company’s Form 8-K, Exhibit 4.6 filed on January 7, 2002.

4.8	U.S. Pledge Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and its subsidiaries and Bank of America incorporated by reference to the company’s Form 8-K, Exhibit 4.7 filed on January 7, 2002.

4.9	Note and Equity Purchase Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and American Capital Financial Services, Inc incorporated by reference to the company’s Form 8-K/A Amendment No. 1, Exhibit 4.8 filed on January 31, 2002.

4.10	Warrant Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and American Capital Financial Services, Inc incorporated by reference to the company’s Form 8-K/A Amendment No. 1, Exhibit 4.9 filed on January 31, 2002.

4.11	Conditional Warrant Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and American Capital Financial Services, Inc incorporated by reference to the company’s Form 8-K/A Amendment No. 1, Exhibit 4.10 filed on January 7, 2002.

10.1	* Amended and Restated Employment Agreement of William F. Whitman, Jr., dated January 1, 1995, incorporated by reference to the company’s Form 10-Q, Exhibit (10) (iii) (a), for the fiscal quarter ended April 1, 1995;

10.2	* Amendment No. 1 to Amended and Restated Employment Agreement of William F. Whitman, Jr., incorporated by reference to the company’s Form 8-K, Exhibit 10(a), filed on August 21, 1998.

10.3	* Amended and Restated Employment Agreement of David P. Riley, dated January 1, 1995, incorporated by reference to the company’s 10-Q, Exhibit (10) (iii) (b) for the fiscal quarter ended April 1, 1995;

10.4	* Amendment No. 1 to Amended and Restated Employment Agreement of David P. Riley incorporated by reference to the company’s Form 8-K, Exhibit 10(b), filed on August 21, 1998.

10.5	* Amended and Restated Employment Agreement of independent directors adopted as of January 1, 1995, incorporated by reference to the company’s Form 10-Q, Exhibit (10) (iii) (c), for the fiscal quarter ended April 1, 1995;

10.6	* The Middleby Corporation 1998 Stock Incentive Plan, dated February 19, 1998, incorporated by reference to the company’s Form 10-K, Exhibit 10(a), for the fiscal year ended January 2, 1999, filed on April 2, 1999.

10.7	* Description of Supplemental Retirement Program, incorporated by reference to Amendment No. 1 to the company’s Form 10-Q, Exhibit 10 (c), for the fiscal quarter ended July 3, 1993, filed on August 25, 1993;

10.8	* The Middleby Corporation Stock Ownership Plan, incorporated by reference to the company’s Form 10-K, Exhibit (10) (iii) (m), for the fiscal year ended January 1, 1994, filed on March 31, 1994;

10.9	* Amendment to The Middleby Corporation Stock Ownership Plan dated as of January 1, 1994, incorporated by reference to the company’s Form 10-K, Exhibit (10) (iii) (n), for the fiscal year ended December 31,1994, filed on March 31, 1995;

10.10	Grantor trust agreement dated as of April 1, 1999 among the company and Wachovia Bank, N.A, incorporated by reference to the company’s Form 10-K, Exhibit 10.15, for the fiscal year ended January 1, 2000 filed on March 31, 2000.

10.11	* Amendment No. 2 to Amended and Restated Employment Agreement of David P. Riley, dated December 1, 2000, incorporated by reference to the company’s Form 10-K, Exhibit 10(C), for the fiscal year ended December 30, 2000 filed on March 30, 2001.

10.12	* Loan arrangement between the company and Selim A. Bassoul, dated November 19, 1999, incorporated by reference to the company’s Form 10-K, Exhibit 4(E), for the fiscal year ended December 30, 2000 filed on March 30, 2001.

10.13	* Amendment No. 2 to Amended and Restated Employment Agreement of William F. Whitman, dated January 1, 2001, incorporated by reference to the company’s Form 10-K, Exhibit 10(D), for the fiscal year ended December 30, 2000 filed on March 30, 2001.

10.14	* Severance Agreement of Selim A. Bassoul, dated May 16, 2001.

10.15	* Severance Agreement of David B. Baker, dated June 7, 2001.

10.16	* Amendment No. 3 to Amended and Restated Employment Agreement of David P. Riley, dated June 20, 2001.

21	List of subsidiaries;

99	Letter regarding Andersen assurances.

*	Designates management contract or compensation plan.

(b)	During the fourth quarter of 2001 the company filed: a report on Form 8-K, dated December 21, 2001, in response to Item 2, on January 7, 2002; an amendment to such report on Form 8-K/A on January 31, 200; and a further amendment to such report on March 8, 2002 including the financial statements of Blodgett Holdings, Inc. pursuant to Rule 3-05 of Regulation S-X.

(c)	See the financial statement schedule included under Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th of March 2002.

THE MIDDLEBY CORPORATION

By: /s/ Selim A. Bassoul —————————————— Selim A. Bassoul President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2002.

Signatures	Title

PRINCIPAL EXECUTIVE OFFICER

/s/ Selim A. Bassoul —————————————— Selim A. Bassoul	President, Chief Executive Officer and Director

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

/s/ David B. Baker —————————————— David B. Baker	Vice President, Chief Financial Officer and Secretary

DIRECTORS

/s/ William F. Whitman, Jr. —————————————— William F. Whitman, Jr.	Chairman of the Board and Director

/s/ Robert R. Henry —————————————— Robert R. Henry	Director

/s/ A. Don Lummus —————————————— A. Don Lummus	Director

/s/ John R. Miller, III —————————————— John R. Miller, III	Director

/s/ Philip G. Putnam —————————————— Philip G. Putnam	Director

/s/ David P. Riley —————————————— David P. Riley	Director

/s/ Sabin C. Streeter —————————————— Sabin C. Streeter	Director

/s/ Laura B. Whitman —————————————— Laura B. Whitman	Director

/s/ Robert L. Yohe —————————————— Robert L. Yohe	Director

