Form 10-Q
period 2002-03-30
MIDDLEBY CORP
filed 2002-05-14
CIK 769520

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  |X|     NO   |_|

As of May 10, 2002, there were 8,973,547 shares of the registrant’s common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED MARCH 30, 2002

INDEX

PART I. FINANCIAL INFORMATION

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Amounts)

	(Unaudited) Mar. 30, 2002	Dec. 29, 2001
ASSETS
Cash and cash equivalents	$ 1,406	$ 3,795
Accounts receivable, net of
reserve for doubtful accounts of
$2,832 and $2,913	26,713	25,158
Inventories, net	27,646	29,115
Prepaid expenses and other	504	1,178
Current deferred taxes	11,686	11,291

Total current assets	67,955	70,537

Property, plant and equipment, net of
accumulated depreciation of
$23,373 and $22,185	29,632	30,598
Goodwill and other intangibles	89,627	89,793
Deferred taxes	1,980	1,980
Other assets	7,211	7,589

Total assets	$ 196,405	$ 200,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current maturities of long-term debt	$ 11,012	$ 10,047
Accounts payable	10,753	9,289
Accrued expenses	36,507	38,438

Total current liabilities	58,272	57,774

Long-term debt	81,190	86,916

Retirement benefits and other
non-current liabilities	14,067	13,862

Shareholders’ equity:
Preferred stock, $.01 par value;
nonvoting; 2,000,000 shares
authorized; none issued	—	—

Common stock, $.01 par value;
20,000,000 shares authorized;
11,024,396 issued in 2002 and
2001, respectively	110	110
Paid-in capital	56,277	56,130
Treasury stock at cost; 2,052,474
shares in 2002 and
2001, respectively	(11,997)	(11,997)
Accumulated deficit	(315)	(1,029)

Accumulated other comprehensive
income	(1,199)	(1,269)

Total shareholders’ equity	42,876	41,945

Total liabilities and
shareholders’ equity	$ 196,405	$ 200,497

See accompanying notes - 1 -

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended
	Mar. 30, 2002	Mar. 31, 2001
Net sales	$54,491	$24,747
Cost of sales	36,598	16,576

Gross profit	17,893	8,171

Selling and distribution expenses	7,221	3,617
General and administrative expenses	5,951	2,717

Income from operations	4,721	1,837

Interest expense and deferred
financing amortization	3,058	155
Other (income) expense, net	222	198

Earnings before income taxes	1,441	1,484
Provision for income taxes	727	935

Net earnings	$ 714	$ 549

Net earnings per share:
Basic	$ 0.08	$ 0.06
Diluted	$ 0.08	$ 0.06

Weighted average number of shares:
Basic	8,972	8,996
Diluted	8,991	9,036

See accompanying notes - 2 -

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Three Months Ended
	Mar. 30, 2002	Mar. 31, 2001
Cash flows from operating activities-
Net earnings	$ 714	$ 549

Adjustments to reconcile net earnings
to cash provided by operating
activities:

Depreciation and amortization	1,864	886
Utilization of NOL’s	(396)	439

Changes in assets and liabilities-
Accounts receivable	(1,555)	1,996
Inventories	1,469	(918)
Prepaid expenses and other assets	636	(183)
Accounts payable	1,465	(2,196)
Accrued expenses and other
liabilities	(1,502)	(4,645)

Net cash provided by (used in) operating
activities	2,695	(4,072)

Cash flows from investing activities-

Net additions to property and equipment	(233)	(220)

Net cash (used in) investing activities	(233)	(220)

Cash flows from financing activities-
Proceeds (repayments) under revolving
credit facilities, net	(4,060)	4,772
Repayments of senior secured bank notes	(1,500)	—
Proceeds from subordinated senior note	127	—
Proceeds from seller notes due Maytag	625	—
Repurchase of treasury stock	—	(170)
Other financing activities, net	(35)	—

Net cash (used in)
financing activities	(4,843)	4,602

Effect of exchange rates on cash	(8)	(76)

Changes in cash and cash equivalents-
Net increase (decrease) in cash and
cash equivalents	(2,389)	234
Cash and cash equivalents at
beginning of year	3,795	2,094

Cash and cash equivalents at end
of quarter	$ 1,406	$ 2,328

Interest paid	$ 1,374	$ 107

Income taxes paid	$ 641	$ 264

See accompanying notes - 3 -

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2002 (Unaudited)

1)	Summary of Significant Accounting Policies

The financial statements have been prepared by The Middleby Corporation (the “company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company’s 2001 Form 10-K and Annual Report. Other than as indicated herein, there have been no significant changes from the data presented in said Reports.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of March 30, 2002 and December 29, 2001, and the results of operations for the three months ended March 30, 2002 and March 31, 2001 and cash flows for the three months ended March 30, 2002 and March 31, 2001.

Certain prior year amounts have been reclassified to be consistent with the current year presentation.

2)	New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations”. This statement addresses financial accounting and reporting for business combinations initiated after June 30, 2001, superceding APB Opinion No. 16 “Business Combinations” and SFAS No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises”. All business combinations in the scope of this statement are to be accounted for using the purchase method of accounting. The company has accounted for its acquisition of Blodgett Holdings, Inc. (“Blodgett”) in accordance with SFAS No. 141.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 “Goodwill and Other Intangible Assets”, superceding APB Opinion No. 17, “Intangible Assets”. This statement addresses how intangible assets that are acquired individually or with a group of other assets (excluding assets acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with this statement, goodwill and certain other intangible assets will no longer be amortized, but evaluated for impairment based upon financial tests related to the current value for the related assets. As a result there may be more volatility in reported income than under the previous standards because impairment losses are likely to occur irregularly and in varying amounts. The company has adopted this statement in the first quarter of fiscal 2002 and any impairment losses that arise due to the initial application of this statement will be reported as a change in accounting principle. Additionally, goodwill and intangible assets acquired in connection with Middleby’s announced acquisition of Blodgett have been accounted for consistently with the nonamortization provisions of this statement. As a result of the adoption of SFAS No. 142, goodwill amortization decreased by $136,000 during the first quarter of 2002.

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

Components of comprehensive income were as follows (in thousands):

	Three Months Ended
	Mar. 30, 2002	Mar. 31, 2001
Net earnings	$714	$549
Cumulative translation
adjustment	70	68

Comprehensive income	$784	$617

4)	Inventories

Inventories are comprised of material, labor and overhead and are stated at the lower of cost or market. Costs for Blodgett inventory have been determined using the last-in, first-out (“LIFO”) method. Had the inventories been valued using the first-in, first-out (“FIFO”) method, the amount would not have differed materially from the amounts as determined using the LIFO method. Costs for Middleby inventory have been determined using the first-in, first-out (“FIFO”) method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at March 30, 2002 and December 29, 2001 are as follows:

	Mar. 30, 2002	Dec. 29, 2001
	(In thousands)
Raw materials and
parts	$ 6,163	$ 7,201
Work-in-process	5,201	5,355
Finished goods	16,282	16,559

	$27,646	$29,115

5)	Accrued Expenses

Accrued expenses consist of the following:

	Mar. 30, 2002	Dec. 29, 2001
	(In thousands)
Accrued payroll and
related expenses	$ 8,525	$ 6,586
Accrued customer rebates	2,650	3,933
Accrued commissions	1,514	1,321
Accrued warranty	8,890	9,179
Accrued acquisition costs .	1,075	3,200
Accrued severance and
plant closures	5,036	6,497
Other accrued expenses	8,817	7,722

	$36,507	$38,438

6)	Segment Information

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

The International Distribution Division provides integrated design, export management, distribution and installation services through its operations in China, India, Korea, Mexico, Spain, Taiwan and the United Kingdom. The division sells the company’s product lines and certain non-competing complementary product lines throughout the world. For a local country distributor or dealer, the company is able to provide a centralized source of foodservice equipment with complete export management and product support services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The company evaluates individual segment performance based on operating income. Intersegment sales are made at established arms-length transfer prices.

The following table summarizes the results of operations for the company’s business segments:

	Cooking Systems Group	International Distribution	Corporate and Other(1)	Eliminations(2)	Total
Three months ended March 30, 2002
Net sales	$52,320	$ 6,846	$ 79	$(4,754)	$ 54,491
Operating income (loss)	6,983	3	(2,115)	(150)	4,721
Depreciation expense	1,161	40	(2)	—	1,199
Capital expenditures	222	9	2	—	233

Total assets	87,126	14,370	105,891	(10,982)	196,405
Long-lived assets	30,167	389	97,894	—	128,450

Three months ended March 31, 2001
Net sales	$23,659	$ 5,365	$ —	$(4,277)	$ 24,747
Operating income (loss)	2,564	(195)	(632)	100	1,837
Depreciation expense	608	39	48	—	695
Capital expenditures	69	8	143	—	220

Total assets	56,259	15,851	15,109	(10,982)	76,237
Long-lived assets	18,797	584	13,318	—	32,699

(1)	Includes corporate and other general company assets and operations

(2)	Includes elimination of intercompany sales, profit in inventory and intercompany receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

Net sales by major geographic region, including those sales from the Cooking Systems Group direct to international customers, were as follows (in thousands):

	Three Months Ended
	Mar. 30, 2002	Mar. 31, 2001
United States and Canada	$44,023	$17,825
Asia	3,883	3,198
Europe and Middle East	5,059	2,537
Latin America	1,526	1,187

Net Sales	$54,491	$24,747

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

Informational Note

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, changing market conditions; the availability and cost of raw materials; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; foreign exchange and political risks affecting international sales; the ability to timely and cost effectively integrate acquisitions and other risks detailed herein and from time-to-time in the company’s Securities and Exchange Commission filings.

NET SALES SUMMARY (dollars in thousands)

	Three months ended
	March 30, 2002		March 31, 2001
	Sales	Percent	Sales	Percent
Business Divisions: Cooking Systems Group:
Core cooking equipment	$ 36,632	67.2	$ 10,167	41.1
Conveyor oven equipment	12,086	22.2	9,178	37.1
Counterline cooking
Equipment	2,511	4.6	2,815	11.3
International specialty
Equipment	1,091	2.0	1,499	6.1

Cooking Systems Group	52,320	96.0	23,659	95.6

International Distribution
Division (1)	6,846	12.6	5,365	21.7

Intercompany sales (2)	(4,675)	(8.6)	(4,277)	(17.3)

Total	$ 54,491	100.0%	$ 24,747	100.0%

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Consists primarily of the elimination of sales to the company’s International Distribution Division from Cooking Systems Group.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	March 30, 2002	March 31, 2001
Net sales	100.0%	100.0%
Cost of sales	67.2	67.0

Gross profit	32.8	33.0
Selling, general and administrative expenses	24.2	25.6

Income from operations	8.6	7.4
Interest expense and deferred financing amortization, net	5.6	0.6
Other expense, net	0.4	0.8

Earnings before income taxes	2.6	6.0
Provision for income taxes	1.3	3.8

Net Earnings	1.3%	2.2%

Three Months Ended March 30, 2002 Compared to Three Months Ended March 31, 2001

NET SALES. Net sales for the first quarter of fiscal 2002 were $54.5 million as compared to $24.7 million in the first quarter of 2001. The increase in net sales resulted from the incremental business associated with the acquired Blodgett operations. On a proforma basis in the first quarter of 2001 net sales for combined Middleby and Blodgett amounted to $54.4 million. Net sales in the first quarter of 2002 increased slightly over the combined net sales of the prior year quarter, while the incoming order rate for the combined company increased approximately 4% as compared to the prior year period.

Net sales at the cooking Systems Group amounted to $52.3 million in the first quarter of 2002 as compared to $23.7 million in the prior year quarter. Core cooking equipment sales amounted to $36.6 million as compared to $10.2 million, primarily due to the addition of Blodgett product lines which amounted to $27.9 million in the first quarter. Conveyor oven equipment sales amounted to $12.1 million as compared to $9.2 million in the prior year quarter. The increase in conveyor oven sales resulted from the addition of $1.6 million in Blodgett conveyor ovens and $1.3 million of increased sales of Middleby Marshall conveyor ovens resulting from sales of new product and increased demand from certain major pizza chains. Counterline cooking equipment sales decreased to $2.5 million from $2.8 million in the prior year. International specialty equipment sales decreased from $1.5 million to $1.1 million as a result of lower sales into the Philippines which has been impacted by a slowed economy and reduced foreign investment due in part to the political environment in that country.

Net sales at the International Distribution Division increased by $1.5 million to $6.8 million, due to the addition of Frialator International — a distribution operation in the United Kingdom, which was acquired as part of the Blodgett purchase. Net sales of Frialator International amounted to $1.9 million.

GROSS PROFIT.Gross profit increased to $17.9 million from $8.2 million in the prior year period as a result of the increased sales volumes resulting from the acquisition. The gross margin rate was 32.8% in the quarter as compared to 33.0% in the prior year quarter. The acquired Blodgett operations’gross margin rate was approximately 32.4% as compared to 33.3% for the Middleby operations, excluding Blodgett. Significant cost reduction measures were completed at the acquired Blodgett operations during the first quarter to achieve the 32.4% margin rate.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $6.3 million in the first quarter of 2001 to $13.2 million in the first quarter of 2002. The increased expense reflects the incremental cost associated with the acquired Blodgett operations. As a percentage of net sales operating expenses amounted to 24.2% in the first quarter of 2002 versus 25.6% in the prior year reflecting improved leverage on the greater combined sales base.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $3.1 million from $0.2 million in the prior year as a result of increased interest expense associated with the debt incurred to finance the Blodgett acquisition. Other expense of $0.2 million in the current year remained consistent with the prior year quarter.

INCOME TAXES. A tax provision of $0.7 million, at an effective rate of 50%, was recorded during the quarter, primarily associated with taxable income reported at the company’s operations in the United States and Europe. No benefit was recognized for losses at international subsidiaries within Asia.

Financial Condition and Liquidity

During the three months ended March 30, 2002, cash and cash equivalents decreased by $2.4 million to $1.4 million at March 30, 2002 from $3.8 million at December 29, 2001. Net borrowings decreased from $97.0 million at December 29, 2001 to $92.2 million at March 30, 2002.

OPERATING ACTIVITIES. Net cash provided by operating activities before changes in assets and liabilities was $2.2 million in the three months ended March 30, 2002 as compared to $1.9 million in the prior year period. Net cash provided by operating activities after changes in assets and liabilities was $2.7 million as compared to net cash used of $4.1 million in the prior year period.

During the three months ended March 30, 2002, accounts receivable increased $1.6 million due to increased sales. Inventories decreased $1.5 million due to inventory reduction measures. Accounts payable increased $1.5 million as vendor payments were managed to enhance cash flow. Accrued expenses and other liabilities decreased $1.5 million primarily due to the payment of accrued customer rebates and accrued severance obligations associated with headcount reductions completed during the first quarter.

INVESTING ACTIVITIES. During the three months ending March 30, 2002, the company had capital expenditures of $0.2 million associated with enhancements to existing manufacturing facilities.

FINANCING ACTIVITIES. Net borrowings decreased by $4.8 million during the three months ending March 30, 2002. The repayment of debt included a $1.5 million scheduled payment.

At March 30, 2002, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that the company will have sufficient financial resources available to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

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

Derivative Financial Instruments

The company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward and option purchase contracts outstanding at March 30, 2002:

Sell		Purchase		Maturity
1,000,000	Euro	$882,200	U.S.Dollars	April 22, 2002
1,000,000	Euro	$879,500	U.S.Dollars	June 19, 2002
500,000,000	South Korean Won	$375,657	U.S.Dollars	April 22, 2002
600,000,000	South Korean Won	$451,467	U.S.Dollars	April 10, 2002
40,000,000	Taiwan Dollar	$1,128,987	U.S.Dollars	April 10, 2002
40,000,000	Taiwan Dollar	$1,136,687	U.S.Dollars	May 1, 2002
1,409,900	British Pounds	$2,000,000	U.S.Dollars	April 8, 2002
525,700	British Pounds	$750,000	U.S.Dollars	April 19, 2002

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations.

Twelve Month Period Ending	Fixed Rate Debt	Variable Rate Debt
	(In thousands)
March 30, 2003	$ 12	$11,000
March 30, 2004	—	9,875
March 30, 2005	—	9,125
March 30, 2006	—	15,825
March 30, 2007	43,365	3,000

	$43,377	$48,825

Fixed rate debt due in 2002 is comprised of capital lease obligations, which bear interest rates approximating 10%. Fixed rate obligations of $43.4 million due in the twelve month period ending March 30, 2007 include $22.7 million of subordinated senior notes which bear an interest rate of 15.5%, of which 2% is payable in kind, for which the unpaid interest will be added to the principal balance of the notes. The subordinated senior notes are reflected net of a debt discount of $2.5 million, representing the prescribed value of warrants issued in connection with the notes. Additional fixed rate debt consists of approximately $20.7 million of notes due to Maytag arising from the acquisition of Blodgett. The notes bear interest of 12% if paid in cash or 13.5% if interest is paid in kind. The amount of notes due to Maytag is subject to change pending post closing purchase price adjustments as provided for under provisions of the purchase agreement.

Variable rate debt consists of $9.8 million of borrowings under a $27.5 million revolving credit facility, which becomes due in December 2005, and $39.0 million in senior bank notes. The secured senior bank notes are comprised of two separate tranches of debt. The first tranche of debt for $36.0 million is repaid on a quarterly basis over the four year term ending December 2005. The second tranche of debt for $3.0 million matures with a single payment in December 2006. The secured revolving credit facility and $36.0 million senior bank note bear interest at a rate of 3.25% above LIBOR, or 5.1 % as of March 30, 2002. The $3.0 million senior bank note accrues interest at a rate of 4.5% above LIBOR, or 6.3% as of March 30, 2002. In January 2002, the company entered into an interest rate swap agreement which swapped $20 million of the floating rate senior debt for fixed rate debt. The agreement swaps LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. The borrowing rate on the swapped debt at the end of the quarter was 7.28%.

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended March 30, 2002, except as follows:

Item 6. Exhibits and Reports on Form 8-K

b)	During the first quarter of 2002 the company filed: a report on Form 8-K, dated December 21, 2001, in response to Item 2, on January 7, 2002; an amendment to such report on Form 8-K/A on January 31, 2002; and a further amendment to such report on March 8, 2002 including the financial statements of Blodgett Holdings, Inc. pursuant to Rule 3-05 of Regulation S-X.

- 15 -

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION ———————————————— (Registrant)

Date May 14, 2002 ——————	By: /s/ David B. Baker ——————————————— David B. Baker Vice President, Chief Financial Officer and Secretary

- 16 -