Form 10-Q
period 2002-06-29
MIDDLEBY CORP
filed 2002-08-19
CIK 769520

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the period ended June 29, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

As of August 9, 2002, there were 8,973,547 shares of the registrant's common stock outstanding.

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                           QUARTER ENDED JUNE 29, 2002

                                      INDEX

DESCRIPTION                                                                 PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

        Item 1. Consolidated Financial Statements

                BALANCE SHEETS                                                 1
                  June 29, 2002 and
                    December 29, 2001(as restated)

                STATEMENTS OF EARNINGS                                         2
                  June 29, 2002 and June 30, 2001

                STATEMENTS OF CASH FLOWS                                       3
                  June 29, 2002 and June 30, 2001

                NOTES TO FINANCIAL STATEMENTS                                  4

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                                    13

        Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                                             22

PART II. OTHER INFORMATION                                                    25

PART I. FINANCIAL INFORMATION

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)

                                                               (as restated(1))
                                                Jun. 29, 2002    Dec. 29, 2001
                                                -------------  ---------------
ASSETS
Cash and cash equivalents .....................   $     813        $   3,795
Accounts receivable, net of reserve
  for doubtful accounts of
  $3,447 and $2,913 ...........................      29,219           25,158
Inventories, net ..............................      27,283           29,115
Prepaid expenses and other ....................       1,176            1,178
Current deferred taxes ........................      11,723           11,291
                                                  ---------        ---------
     Total current assets .....................      70,214           70,537
Property, plant and equipment, net of
  accumulated depreciation of
  $24,580 and $22,185 .........................      28,941           30,598
Goodwill ......................................      63,327           63,327
Other intangibles .............................      26,300           26,466
Deferred taxes ................................       1,980            1,980
Other assets ..................................       6,808            7,589
                                                  ---------        ---------
        Total assets ..........................   $ 197,570        $ 200,497
                                                  =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt ..........   $  13,500        $  10,047
Accounts payable ..............................      13,969            9,289
Accrued expenses ..............................      38,946           38,438
                                                  ---------        ---------
     Total current liabilities ................      66,415           57,774
Long-term debt ................................      70,043           86,152
Other non-current liabilities .................      17,705           17,162
Shareholders' equity:
  Preferred stock, $.01 par value;
    nonvoting; 2,000,000 shares
    authorized; none issued ...................          --               --
  Common stock, $.01 par value;
    20,000,000 shares authorized;
    11,026,021 and 11,024,396 issued in 2002 and
    2001, respectively ........................         110              110
  Paid-in capital .............................      53,723           53,594
  Treasury stock at cost; 2,052,474
    shares in 2002 and
    2001, respectively ........................     (11,997)         (11,997)
Retained earnings (accumulated
    deficit) ..................................       2,825           (1,029)
Accumulated other comprehensive
    loss ......................................      (1,254)          (1,269)
                                                  ---------        ---------
     Total shareholders' equity ...............      43,407           39,409
                                                  ---------        ---------
        Total liabilities and
          shareholders' equity ................   $ 197,570        $ 200,497
                                                  =========        =========

(1) See note 2

                             See accompanying notes

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                   Three Months Ended              Six Months Ended
                                                   ------------------              ----------------
                                             Jun. 29, 2002   Jun. 30, 2001  Jun. 29, 2002   Jun. 30, 2001
                                             -------------   -------------  -------------   -------------
                                                                            (as restated)
Net sales ...............................       $ 62,478        $25,293       $ 116,969        $50,040
Cost of sales ...........................         40,957         17,059          77,555         33,634
                                                --------        -------       ---------        -------
        Gross profit ....................         21,521          8,234          39,414         16,406

Selling and distribution expenses .......          7,312          3,561          14,533          7,178
General and administrative expenses .....          6,013          2,425          11,964          5,143
                                                --------        -------       ---------        -------
        Income from operations ..........          8,196          2,248          12,917          4,085

Interest expense and deferred
  financing amortization ................          3,024            178           6,122            333
Loss (gain) on acquisition financing
  derivatives ...........................            579             --             (14)            --
Other (income) expense, net .............           (311)           398             (89)           596
                                                --------        -------       ---------        -------
        Earnings before income taxes ....          4,904          1,672           6,898          3,156

Provision for income taxes ..............          2,090            996           3,044          1,931
                                                --------        -------       ---------        -------

        Net earnings ....................       $  2,814        $   676       $   3,854        $ 1,225
                                                ========        =======       =========        =======

Net earnings per share:
           Basic ........................       $   0.31        $  0.08       $    0.43        $  0.14
           Diluted ......................       $   0.31        $  0.08       $    0.43        $  0.14

Weighted average number of shares:
           Basic ........................          8,974          8,981           8,973          8,987
             Dilutive stock options .....            108             17              58             19
                                                --------        -------       ---------        -------
           Diluted ......................          9,082          8,998           9,031          9,006

                             See accompanying notes

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                Six Months Ended
                                                                ----------------
                                                          Jun. 29, 2002  Jun. 30, 2001
                                                          -------------  -------------
Cash flows from operating activities-
  Net earnings ......................................       $  3,854        $ 1,225

  Adjustments to reconcile net earnings
    to cash provided by operating
    activities:
    Depreciation and amortization ...................          3,711          1,855
    Utilization of NOL's ............................           (432)         1,205
    Unrecognized (gain) loss on
      Derivative financial instruments ..............            (14)            --

  Changes in assets and liabilities-
    Accounts receivable, net ........................         (4,061)         3,147
    Inventories, net ................................          1,832         (1,254)
    Prepaid expenses and other assets ...............            (36)        (1,135)
    Accounts payable ................................          4,680         (1,412)
    Accrued expenses and other
      liabilities ...................................          1,188         (4,331)
                                                            --------        -------
  Net cash provided by (used in) operating
    activities ......................................         10,722           (700)
                                                            --------        -------

Cash flows from investing activities-
Net additions to property and equipment .............           (824)          (271)
                                                            --------        -------
  Net cash (used in) investing activities ...........           (824)          (271)
                                                            --------        -------

Cash flows from financing activities-
  Proceeds (repayments) under revolving
   credit facilities, net ...........................        (12,885)         3,717
  Repayments of senior secured bank notes ...........         (1,500)            --
  Increase in subordinated senior note(1) ...........            254             --
  Increase in seller notes due Maytag(1) ............          1,277             --
  Repurchase of treasury stock ......................             --           (173)
  Other financing activities, net ...................            (42)             9
                                                            --------        -------
    Net cash (used in) provided by
      financing activities ..........................        (12,896)         3,553
                                                            --------        -------
Effect of exchange rates on cash
  And cash equivalents ..............................             16            (96)
                                                            --------        -------

Changes in cash and cash equivalents-
  Net increase (decrease) in cash and
    cash equivalents ................................         (2,982)         2,486
  Cash and cash equivalents at
    beginning of year ...............................          3,795          2,094
                                                            --------        -------
  Cash and cash equivalents at end
    of quarter ......................................       $    813        $ 4,580
                                                            ========        =======

Supplemental disclosure of cash flow information:
Interest paid .......................................       $  2,992        $   232
                                                            ========        =======
Income taxes paid ...................................       $  2,878        $   325
                                                            ========        =======

(1) Represents an increase in principal balance of debt associated with interest paid in kind.

                             See accompanying notes

                    THE MIDDLEBY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 29, 2002
                                   (Unaudited)

1)    Summary of Significant Accounting Policies

      The consolidated financial statements have been prepared by The Middleby Corporation (the "company"), pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2001 Form 10-K and 2002 First Quarter Form 10-Q. See Note 2 for a discussion of the effects on the company's previously issued consolidated financial statements of certain matters identified in the quarter ended June 29, 2002.

      In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 29, 2002 and December 29, 2001, and the results of operations for the six months ended June 29, 2002 and June 30, 2001 and cash flows for the six months ended June 29, 2002 and June 30, 2001.

      Certain prior year amounts have been reclassified to be consistent with the current year presentation.

2)    Restatement

      Subsequent to the issuance of the company's financial statements for the year ended December 29, 2001 and the quarter ended March 30, 2002, it was determined that the stock warrant rights issued in conjunction with the subordinated senior notes should have been accounted for as a derivative financial instrument in accordance with the Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), instead of as stockholders' equity, as the warrant rights contain a provision which provides the noteholder with the option to require the company to repurchase the warrant rights from the noteholder at their fair market value ("Put Option")for cash or debt. Additionally, it was determined that the initial value assigned to the warrant rights was based upon assumptions utilizing the maturity of the notes as the expiry, rather than the 10 year life of the stock warrant rights. Management has determined that the initial value assigned to the stock warrant rights should be revalued based upon the 10-year life and reclassified from Shareholders' Equity to Other Non-Current Liabilities on the balance sheet due to the terms of the Put Option. The impact of the restatement to the fiscal 2001 balance sheet is a $0.8 million reduction in Long-Term Debt, a $3.3 million increase in Other Non-Current Liabilities and a $2.5 million reduction in Shareholders' Equity. The impact of this revision on net earnings in 2001 is de minimis and does not change reported earnings per share for the year ended December 29, 2001.

      In accordance with SFAS 133, this derivative financial instrument should be recorded at its fair market value. As a result the company determined that the stock right warrants should be adjusted to $3.0 million as of March 30, 2002 and restated in the balance sheet as of that date. The change in fair market value of $0.3 million was recorded as a gain in the restated income statement for the first quarter of 2002.

      Additionally, on January 11, 2002 the company entered into an interest rate swap agreement with a $20.0 million notional amount, as required by the senior bank agreement. Subsequent to the issuance of the company's financial statements for the first quarter ended March 30, 2002, it was determined that this derivative financial instrument did not qualify for hedge accounting treatment under SFAS 133. As a result, the company recorded the interest rate swap in other non-current liabilities at its fair value of $0.2 million at March 30, 2002. The increase in the fair value of the interest rate swap from zero at inception to $0.2 million at March 30, 2002 was recorded as a gain in the restated financial statements for the first quarter of 2002.

      The effect of the restatement is as follows (in thousands):

                                            March 30, 2002               December 29, 2001
                                            --------------               -----------------

                                     As Previously                  As Previously
                                       Reported       As Restated      Reported    As Restated
                                       --------       -----------      --------    -----------
      At period end:
      Accrued expenses                 $ 36,507        $ 36,734            n/a           n/a
      Long-term debt                     81,190          80,466        $86,916       $86,152
      Other non-current
        liabilities                      14,067          16,774         13,862        17,162
      Paid-in capital                    56,277          53,741         56,130        53,594
      Retained earnings
      (accumulated deficit)                (315)             11            n/a           n/a
      For the period ended:
      Interest expense &
        deferred financing
        amortization                   $  3,058        $  3,098            n/a           n/a
      (Gain) loss on
        acquisition financing
        derivatives                          --            (593)           n/a           n/a
      Provision for income
        taxes                               727             954            n/a           n/a
      Net earnings                          714           1,040            n/a           n/a
      Diluted earnings per share       $   0.08        $   0.12            n/a           n/a

      As discussed above, the company has determined that it must restate its previously issued consolidated balance sheet as of December 29, 2001 and its condensed consolidated financial statements as of and for the three month period ended March 30, 2002. The company intends to engage its independent auditor to audit its restated financial statements for the year ended December 29, 2001. The company also expects to amend its Annual Report on Form 10-K for the year ended December 29, 2002 and its Quarterly Report on Form 10-Q for the quarter ended March 30, 2002.

3)    New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations". This statement addresses financial accounting and reporting for business combinations initiated after June 30, 2001, superceding Accounting Principles Board ("APB") Opinion No. 16 "Business Combinations" and SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this statement are to be accounted for using the purchase method of accounting. The company has accounted for its acquisition of Blodgett Holdings, Inc. ("Blodgett") in accordance with SFAS No. 141.

      In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets", superceding APB Opinion No. 17, "Intangible Assets". This statement addresses how intangible assets that are acquired individually or with a group of other assets (excluding assets acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with this statement, goodwill and certain other intangible assets with indefinite lives will no longer be amortized, but evaluated for impairment based upon financial tests related to the current value for the related assets. As a result there may be more volatility in reported income than under the previous standards because impairment losses are likely to occur irregularly and in varying amounts. The company adopted this statement in the first quarter of fiscal 2002. Upon initial adoption of this statement, the company determined that no impairment of goodwill or other intangible assets had occurred. Goodwill of $63.3 million and other intangible assets (trademarks) of $26.3 million have been accounted for consistently with the nonamortization provisions of this statement. As of June 29, 2002, the company does not have any intangible assets subject to amortization. The company recorded goodwill amortization, which reduced net income by $135,000 from $811,000 or $0.09 per share in the second quarter of 2001 and $270,000 from $1,495,000 or $0.17 per share in the first six months of 2001.

      In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and requires that such costs be recognized as a liability in the period in which incurred. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The company does not expect the adoption of this statement to have a material impact to the financial statements.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the company's financial position, results of operations or cash flows.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The company will apply this guidance prospectively.

      In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. This statement is effective for financial statements issued for fiscal years beginning after December 31, 2002. The company will apply this guidance prospectively.

4)    Comprehensive Income

      The company reports changes in equity during a period, except those resulting from investment by owners and distribution to owners, in accordance with SFAS No. 130, "Reporting Comprehensive Income."

      Components of comprehensive income were as follows (in thousands):

                                            Three Months Ended              Six Months Ended
                                            ------------------              ----------------
                                      Jun. 29, 2002   Jun. 30, 2001  Jun. 29, 2002   Jun. 30, 2001
                                      -------------   -------------  -------------   -------------
      Net earnings ............          $ 2,814           $676          $3,854          $1,225
      Cumulative translation
        adjustment ............              (55)           312              15             380
                                         -------           ----          ------          ------

      Comprehensive income ....          $ 2,759           $988          $3,869          $1,605
                                         =======           ====          ======          ======

      Accumulated other comprehensive income (loss) is comprised of minimum pension liability of $1.1 million as of June 29, 2002 and December 29, 2001, respectively, as well as foreign currency translation adjustments of $0.2 million as of June 29, 2002 and December 29, 2001, respectively.

5)    Inventories

      Inventories are comprised of material, labor and overhead and are stated at the lower of cost or market. Costs for Blodgett inventory have been determined using the last-in, first-out ("LIFO") method. Had the inventories been valued using the first-in, first-out ("FIFO") method, the amount would not have differed materially from the amounts as determined using the LIFO method. Costs for Middleby inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at June 29, 2002 and December 29, 2001 are as follows:

                                         Jun. 29, 2002    Dec. 29, 2001
                                         -------------    -------------
                                                 (In thousands)

            Raw materials and
              parts ..............          $ 6,036          $ 7,201
            Work-in-process ......            4,887            5,355
            Finished goods .......           16,360           16,559
                                            -------          -------

                                            $27,283          $29,115
                                            =======          =======

6)    Accrued Expenses

      Accrued expenses consist of the following:

                                         Jun. 29, 2002    Dec. 29, 2001
                                         -------------    -------------
                                                 (In thousands)
      Accrued payroll and
        related expenses .............      $11,061          $ 6,586
      Accrued customer rebates .......        3,361            3,933
      Accrued commissions ............        1,620            1,321
      Accrued warranty ...............       10,069            9,179
      Accrued acquisition costs ......          529            3,200
      Accrued severance and
        plant closures ...............        2,303            6,497
      Other accrued expenses .........       10,003            7,722
                                            -------          -------

                                            $38,946          $38,438
                                            =======          =======

7)    Non-recurring Costs

      On December 21, 2001 the company established reserves through purchase accounting associated with $4.0 million in severance related obligations and $6.9 million in facility costs related to the acquired Blodgett business operations.

      Severance obligations of $4.0 million were established in conjunction with reorganization initiatives established during 2001 and completed during the first half of 2002. During the first quarter of 2002, the company reduced headcount at the acquired Blodgett operations by 123 employees. This headcount reduction included most functional areas of the company and included a reorganization of the executive management structure. During the second quarter of 2002, the company further reduced headcount at the Blodgett operations by 30 employees in conjunction with the consolidation and exit of two manufacturing facilities. Production for the Blodgett combi-oven, conveyor oven, and deck oven lines were moved from two facilities located in Williston and Shelburne, Vermont into existing manufacturing facilities in Burlington, Vermont and Elgin, Illinois. The second quarter headcount reductions predominately related to the manufacturing function.

      Reserves of $6.9 million for facility closure costs predominately relate to lease obligations for three manufacturing facilities that were exited in 2001 and 2002. During the second quarter of 2001, prior to the acquisition, reserves were established for lease obligations associated with a manufacturing facility in Quakerstown, Pennsylvania that was exited when production at this facility was relocated to an existing facility in Bow, New Hampshire. The lease associated with the exited facility extends through December 11, 2014. The facility is currently subleased for a portion of the lease term through July 2006. During the second quarter of 2002, the company exited leased facilities in Williston and Shelburne, Vermont in conjunction with the company's manufacturing consolidation initiatives. The Williston lease extends through June 30,2005 and the Shelburne lease extends through December 11, 2014. Neither of these facilities has been subleased although the company is performing an active search for subtenants. Total lease obligations under the three facilities amount to approximately $10.6 million. The reserves are reflected net of anticipated sublease income associated with the three facilities.

      A summary of the non-recurring reserve balance activity is as follows (in thousands):

                                       Balance         Asset         Cash        Balance
                                     Dec 29, 2001    Write-offs    Payments   June 29, 2002
                                     ------------    ----------    --------   -------------
      Severance obligations             $ 3,947       $   --        $2,538        $1,409
      Facility closure and lease
        Obligations                       6,928           --           288         6,640
                                        -------       ------        ------        ------
      Total                             $10,875       $   --        $2,826        $8,049
                                        =======       ======        ======        ======

      As of the end of the second quarter, all actions pertaining to the company's restructuring initiatives have been completed. At this time, management believes the remaining reserve balance is adequate to cover the remaining costs identified at June 29, 2002.

8)    Financial Instruments

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments. The statement requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Derivatives that do not qualify as a hedge must be adjusted to fair value in earnings. If the derivative does qualify as a hedge under SFAS 133, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge's change in fair value will be immediately recognized in earnings.

      Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of June 29, 2002 the company had forward contracts to purchase $3.4 million U.S. Dollars with various foreign currencies, all of which mature in the next fiscal quarter. The fair value of these forward contracts amounts to $(0.2) million at the end of the quarter.

      Interest rate swap: On January 11, 2002, in accordance with the senior bank agreement, the company entered into an interest rate swap agreement with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. As of June 29, 2002, the fair value of this derivative financial instrument was $(0.3) million. This net loss was recorded in earnings for the six-month period.

      Stock warrant rights: In conjunction with subordinated senior notes issued in connection with the financing for the Blodgett acquisition, the company issued 362,226 stock warrant rights and 445,100 conditional stock warrant rights to the subordinated senior noteholder. The warrant rights allow the noteholder to purchase Middleby common stock at $4.67 per share through their expiration on December 21, 2011. The conditional stock warrant rights are exercisable in the circumstance that the noteholder fails to achieve certain prescribed rates of return as defined per the note agreement. After March 15, 2007 or upon a Change in Control as defined per the note agreement, the subordinated senior noteholder has the ability to require the company to repurchase these warrant rights at the fair market value. The obligation pertaining to the repurchase of the warrant rights is recorded in Other Non-Current Liabilities at fair market value utilizing a Black- Schole's valuation model. As of June 29, 2002, the fair value of the warrant rights was assessed at $3.0 million. The change in the fair value of the stock warrant rights during the first six months amounted to $0.3 million and was recorded as a gain in the income statement for the six month period ended June 29, 2002. The company may experience volatility in earnings caused by fluctuations in the market value of the stock warrant rights resulting from changes in Middleby's stock price, interest rates, or other factors that are incorporated into the valuation of these financial instruments.

9)    Segment Information

      The company operates in two reportable operating segments defined by management reporting structure and operating activities.

      The worldwide manufacturing divisions operate through the Cooking Systems Group. This business segment has manufacturing facilities in Illinois, New Hampshire, North Carolina, Vermont and the Philippines. This business segment supports four major product groups, including conveyor oven equipment, core cooking equipment, counterline cooking equipment, and international specialty equipment. Principal product lines of the conveyor oven product group include Middleby Marshall ovens, Blodgett ovens and CTX ovens. Principal product lines of the core cooking equipment product group include the Southbend product line of ranges, steamers, convection ovens, broilers and steam cooking equipment, the Blodgett product line of convection and combi ovens, MagiKitch'n charbroilers and catering equipment and the Pitco Frialator product line of fryers. The counterline cooking and warming equipment product group includes toasters, hot food servers, foodwarmers and griddles distributed under the Toastmaster brand name. The international specialty equipment product group is primarily comprised of food preparation tables, undercounter refrigeration systems, ventilation systems and component parts for the U.S. manufacturing operations.

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

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The company evaluates individual segment performance based on operating income. Management belives that intersegment sales are made at established arms-length transfer prices.

      The following table summarizes the results of operations for the company's business segments(1):

                                             Cooking                       Corporate
                                             Systems    International         and
                                              Group      Distribution       Other(2)      Eliminations(3)       Total
                                              -----      ------------       --------      ---------------       -----
      Three months ended June 29, 2002
      Net sales                             $ 59,946       $  9,446         $     (9)        $ (6,905)        $ 62,478
      Operating income (loss)                 10,435            485           (2,458)            (266)           8,196
      Depreciation expense                     1,171             42               69               --            1,282
      Capital expenditures                       518             66                7               --              591

      Six months ended June 29, 2002
      Net sales                             $112,266       $ 16,292         $     70        $ (11,659)        $116,969
      Operating income (loss)                 17,418            488           (4,573)            (416)          12,917
      Depreciation expense                     2,332             82               67               --            2,481
      Capital expenditures                       740             75                9               --              824

      Total assets                            86,968         17,529          104,055          (10,982)         197,570
      Long-lived assets(4)                    29,512            420           97,424               --          127,356

      Three months ended June 30, 2001
      Net sales                             $ 23,787       $  4,820         $     --        $  (3,314)        $ 25,293
      Operating income (loss)                  2,999           (337)            (414)              --            2,248
      Depreciation expense                       615             43               50               --              708
      Capital expenditures                        48            (24)              --               --               24

      Six months ended June 30, 2001
      Net sales                             $ 47,446       $ 10,184         $     --        $  (7,590)        $ 50,040
      Operating income (loss)                  5,563           (532)          (1,046)             100            4,085
      Depreciation expense                     1,223             82               98               --            1,403
      Capital expenditures                       122              6              143               --              271

      Total assets                            55,941         16,977           15,013          (10,982)          76,949
      Long-lived assets(4)                    18,407          1,048           12,233               --           31,688

      (1)   Non-operating expenses are not allocated to the operating segments.

      (2)   Includes corporate and other general company assets and operations.

      (3) Includes elimination of intercompany sales, profit in inventory and intercompany receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

      (4) Long-lived assets of the Cooking Systems Group includes assets located in the Philippines which amounted to $2,853 and $3,081 in 2002 and 2001, respectively.

      Net sales by major geographic region, including those sales from the Cooking Systems Group direct to international customers, were as follows (in thousands):

                                           Three Months Ended                  Six Months Ended
                                           ------------------                  ----------------
                                     Jun. 29, 2002    Jun. 30, 2001    Jun. 29, 2002     Jun. 30, 2001
                                     -------------    -------------    -------------     -------------
      United States and Canada          $51,098          $18,829          $ 95,121          $36,536

      Asia                                4,501            3,254             8,384            6,452

      Europe and Middle East              5,222            1,935            10,281            4,542

      Latin America                       1,657            1,275             3,183            2,510
                                        -------          -------          --------          -------

      Net Sales                         $62,478          $25,293          $116,969          $50,040
                                        =======          =======          ========          =======

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited).

      Restatement

      Subsequent to the issuance of the company's financial statements for the year ended December 29, 2001, it was determined that the stock warrant rights issued in conjunction with the subordinated senior notes should have been accounted for as a derivative financial instrument in accordance with the Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), instead of as stockholders' equity, as the warrant rights contain a provision which provides the noteholder with the option to require the company to repurchase the warrant rights from the noteholder at their fair market value ("Put Option")for cash or debt. Additionally, it was determined that the initial value assigned to the warrant rights was based upon assumptions utilizing the maturity of the notes as the expiry, rather than the 10 year life of the stock warrant rights. Management has determined that the initial value assigned to the stock warrant rights should be revalued based upon the 10 year life and reclassified from Shareholders' Equity to Other Non-Current Liabilities on the balance sheet due to the terms of the Put Option. The impact of the restatement to the fiscal 2001 balance sheet is a $0.8 million reduction in Long-Term Debt, a $3.3 million increase in Other Non-Current Liabilities and a $2.5 million reduction in Shareholders' Equity. The impact of this revision on net earnings in 2001 is de minimis and does not change reported earnings per share for the year ended December 29, 2001.

      In accordance with SFAS 133, this derivative financial instrument should be recorded at its fair market value. As a result the company determined that the stock right warrants should be adjusted to $3.0 million as of March 30, 2002 and restated in the balance sheet as of that date. The change in fair market value of $0.3 million was recorded as a gain in the restated income statement for the first quarter of 2002.

      Additionally, on January 11, 2002 the company entered into a interest rate swap agreement with a $20.0 million notional amount, as required by the senior bank agreement. Subsequent to the issuance of the company's financial statements for the first quarter ended March 30, 2002, it was determined that this derivative financial instrument did not qualify for hedge accounting treatment under SFAS 133. As a result, the company recorded the interest rate swap in other non-current liabilities at its fair value of $0.2 million at March 30, 2002. The increase in the fair value of the interest rate swap from zero at inception to $0.2 million at March 30, 2002 was recorded as a gain in the restated financial statements for the first quarter of 2002.

      See Note 2 to the financial statements for summary of principle effects of restatement.

      Acquisition

      On December 21, 2001, the company completed its acquisition of Blodgett Holdings, Inc. ("Blodgett") from Maytag Corporation.

      The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is subject to change pending additional information that may come to the attention of the company pertaining to the fair values of acquired assets and liabilities and the settlement of post-close adjustments to the purchase price with the seller. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed was recorded as goodwill. Under SFAS 142, goodwill and certain other intangible assets with indefinite lives acquired in conjunction with the Blodgett acquisition will be subject to the nonamortization provisions of this statement from the date of acquisition.

      The consolidated financial statements include the operating results and the financial position of Blodgett for the period subsequent to its acquisition on December 21, 2001. The results of operations prior to and including December 21, 2001 are not reflected in the consolidated statements of earnings as they have been reported in the financial statements of the seller, Maytag Corporation.

      Informational Note

      This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from changes in the value of stock warrant rights issued in conjunction with the acquisition financing caused by fluctuations in Middleby's stock price and other valuation factors; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company's products; the availability and cost of raw materials; the ability to successfully integrate the acquired operations of Blodgett; and other risks detailed herein and from time-to-time in the company's SEC filings, including the 2001 report on Form 10-K.

                                Net Sales Summary
                             (dollars in thousands)

                                                 Three Months Ended                              Six Months Ended
                                                 ------------------                              ----------------
                                       Jun. 29, 2002          Jun. 30, 2001           Jun. 29, 2002          Jun. 30, 2001
                                       -------------          -------------           -------------          -------------
                                      Sales     Percent      Sales     Percent       Sales     Percent      Sales     Percent
                                      -----     -------      -----     -------       -----     -------      -----     -------
      Business Divisions

      Cooking Systems Group:
      Core cooking
        equipment ..............    $ 43,605      69.8     $  9,640      38.1     $  80,237      68.6     $ 19,807      39.6
      Conveyor oven
        equipment ..............      12,114      19.4        9,882      39.1        24,200      20.7       19,060      38.1
      Counterline cooking
        equipment ..............       2,711       4.3        2,931      11.6         5,222       4.5        5,746      11.4
      International specialty
        equipment ..............       1,516       2.5        1,334       5.2         2,607       2.2        2,833       5.7
                                    --------     -----     --------     -----     ---------     -----     --------     -----

      Total Cooking Systems
        Group ..................      59,946      96.0       23,787      94.0       112,266      96.0       47,446      94.8

      International
        Distribution (1) .......       9,446      15.1        4,820      19.1        16,292      13.9       10,184      20.4

      Intercompany
        sales (2) ..............      (6,914)    (11.1)      (3,314)    (13.1)      (11,589)     (9.9)      (7,590)    (15.2)
      Other ....................          --        --           --        --            --        --           --        --
                                    --------     -----     --------     -----     ---------     -----     --------     -----

        Total ..................    $ 62,478     100.0     $ 25,293     100.0     $ 116,969     100.0     $ 50,040     100.0
                                    ========     =====     ========     =====     =========     =====     ========     =====

      (1) Consists of sales of products manufactured by Middleby and products manufactured by third parties.

      (2) Consists primarily of the elimination of sales to the company's International Distribution Division from Cooking Systems Group.

      Results of Operations

      The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

                                                                      Three months ended                Six months ended
                                                                      ------------------                ----------------
                                                                Jun. 29, 2002    Jun. 30, 2001   Jun. 29, 2002    Jun. 30, 2001
                                                                -------------    -------------   -------------    -------------
      Net sales ..........................................          100.0%           100.0%          100.0%           100.0%
      Cost of sales ......................................           65.6             67.4            66.3             67.2
                                                                    -----            -----           -----            -----
          Gross profit ...................................           34.4             32.6            33.7             32.8
      Selling, general and administrative
           expenses ......................................           21.3             23.7            22.7             24.6
                                                                    -----            -----           -----            -----
          Income from operations .........................           13.1              8.9            11.0              8.2
      Interest expense and deferred
           financing amortization, net ...................            4.8              0.7             5.2              0.7

      Loss (gain) on acquisition financings derivatives ..            0.9               --              --               --
      Other expense, net .................................           (0.4)             1.6            (0.1)             1.2
                                                                    -----            -----           -----            -----
          Earnings before income taxes ...................            7.8              6.6             5.9              6.3
      Provision for income taxes .........................            3.3              3.9             2.6              3.9
                                                                    -----            -----           -----            -----
          Net Earnings ...................................            4.5%             2.7%            3.3%             2.4%
                                                                    =====            =====           =====            =====

      Three Months Ended June 29, 2002 Compared to Three Months Ended June 30, 2001

      NET SALES. Net sales for the second quarter of fiscal 2002 were $62.5 million as compared to $25.3 million in the second quarter of 2001. The increase in net sales resulted from the incremental business associated with the acquired Blodgett operations. On a proforma basis in the second quarter of 2001 net sales for combined Middleby and Blodgett amounted to $58.3 million. Net sales in the second quarter of 2002 increased over the combined net sales of the prior year quarter, primarily at the acquired Blodgett operations.

      Net sales at the Cooking Systems Group amounted to $59.9 million in the second quarter of 2002 as compared to $23.8 million in the prior year quarter. Core cooking equipment sales amounted to $43.6 million as compared to $9.6 million, primarily due to the addition of the acquired product lines which amounted to $33.4 million in the second quarter. Excluding the acquired product lines, core product sales increased by $0.6 million due to improved market conditions as compared to the prior year quarter and the addition of sales personnel. Conveyor oven equipment sales amounted to $12.1 million as compared to $9.9 million in the prior year quarter. The increase in conveyor oven sales resulted from the addition of $1.7 million in Blodgett conveyor ovens and $0.5 million of increased sales of Middleby Marshall conveyor ovens resulting from sales of remanufactured ovens. Counterline cooking equipment sales decreased to $2.7 million from $2.9 million in the prior year. International specialty equipment sales increased to $1.5 million from $1.3 million as a result of increased fryer production for the U.S. market.

      Net sales at the International Distribution Division increased by $4.6 million to $9.4 million, due in part to the addition of Frialator International - a distribution operation in the United Kingdom, which was acquired as part of the Blodgett purchase. Net sales of Frialator International amounted to $2.0 million. Excluding the impact of Frialator International, the sales of this division increased by $2.6 million, primarily due to the revenues associated with the acquired product lines which began to be distributed through this division late in the first quarter of 2002.

      GROSS PROFIT. Gross profit increased to $21.5 million from $8.2 million in the prior year period as a result of the increased sales volumes resulting from the acquisition. The gross margin rate was 34.4% in the quarter as compared to 32.6% in the prior year quarter. The increase in the overall gross margin rate is largely attributable to greater leverage and an improved cost structure resulting from the increased volume associated with the acquisition. As part of the cost structure improvements, the company consolidated manufacturing for several Blodgett product lines into existing manufacturing operations, enabling the exit of two production facilities during the second quarter.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $6.0 million in the second quarter of 2001 to $13.3 million in the second quarter of 2002. The increased expense reflects the incremental cost associated with the acquired Blodgett operations. As a percentage of net sales operating expenses amounted to 21.3% in the second quarter of 2002 versus 23.7% in the prior year reflecting improved leverage on the greater combined sales base.

      NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $3.0 million from $0.2 million in the prior year as a result of increased interest expense associated with the debt incurred to finance the Blodgett acquisition. The loss on acquisition related financing derivatives amounted $0.6 million and consisted primarily of a loss on the company's interest rate swap agreement. Other income was $0.3 million in the current year compared to other expense of $0.4 million in the prior year quarter due primarily to foreign exchange gains, which resulted from the weakening U.S. dollar.

      INCOME TAXES. A tax provision of $2.1 million, at an effective rate of 43%, was recorded during the quarter. This compared to a provision $1.0 million at a 60% rate in the prior year quarter. The reduction in the effective rate reflects improved earnings at foreign operations, for which the prior year reflected tax losses with no recorded benefit.

      Six Months Ended June 29, 2002 Compared to Six Months Ended June 30, 2001

      NET SALES. Net sales in the six-month period ended June 29, 2002 were $117.0 million as compared to $50.0 million in the six-month period ended June 30, 2001. The increase in net sales resulted from the incremental business associated with the acquired Blodgett operations. On a proforma basis in the six-month period ended June 30, 2001 net sales for combined Middleby and Blodgett amounted to $112.7 million.

      Net sales at the Cooking Systems Group for the six-month period ended June 29, 2002 amounted to $112.3 million as compared to $47.4 million in the prior year six-month period. Core cooking equipment sales amounted to $80.2 million as compared to $19.8 million, primarily due to the addition of Blodgett product lines which amounted to $61.3 million in the six-month period. Conveyor oven equipment sales amounted to $24.2 million as compared to $19.1 million in the prior year six-month period. The increase in conveyor oven sales resulted from the addition of $3.3 million in Blodgett conveyor ovens and $1.8 million of increased sales of Middleby Marshall conveyor ovens resulting from sales of remanufactured ovens and market share gains. Counterline cooking equipment sales decreased to $5.2 million from $5.7 million in the prior year. International specialty equipment sales decreased slightly to $2.6 million from $2.8 million as a result of lower sales into the Philippines which has been impacted by a slowed economy and reduced foreign investment due in part to the political environment in that country.

      Net sales at the International Distribution Division increased by $6.1 million to $16.3 million, due in part to the addition of Frialator International - a distribution operation in the United Kingdom, which was acquired as part of the Blodgett purchase. Net sales of Frialator International amounted to $3.9 million. Excluding the sales from Frialator International, sales increased $2.2 million primarily due to revenues associated in the acquired product lines, which began to be distributed by this division late in the first quarter of 2002.

      GROSS PROFIT. Gross profit increased to $39.4 million from $16.4 million in the prior year period as a result of the increased sales volumes resulting from the acquisition. The gross margin rate was 33.7% for the six-month period as compared to 32.8% in the prior year period. The increase in the overall gross margin rate is largely attributable to greater leverage and an improved cost structure resulting from the increased volume associated with the acquisition. As part of the cost structure improvements, the company consolidated manufacturing for several Blodgett product lines into existing manufacturing operations, enabling the exit of two production facilities during the second quarter.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $12.3 million for the six-month period ended June 30, 2001 to $26.5 million for the six-month period ended June 29, 2002. The increased expense reflects the incremental cost associated with the acquired Blodgett operations. As a percentage of net sales operating expenses amounted to 22.7% in the six-month period ended June 29, 2002 versus 24.6% in the prior year reflecting improved leverage on the greater combined sales base.

      NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $6.1 million from $0.3 million in the prior year as a result of increased interest expense associated with the debt incurred to finance the Blodgett acquisition. Other income was $0.1 million in the current year compared to other expense of $0.6 million in the prior year due to the favorable impact of foreign exchange fluctuations.

      INCOME TAXES. A tax provision of $3.0 million, at an effective rate of 44%, was recorded for the six-month period, as compared to a provision of $1.9 million at 61% rate in the prior year period. The reduction in the effective rate reflects improved earnings at foreign operations, for which the prior year reflected tax losses with no recorded benefit.

      Financial Condition and Liquidity

      During the six months ended June 29, 2002, cash and cash equivalents decreased by $3.0 million to $0.8 million at June 29, 2002 from $3.8 million at December 29, 2001. Net borrowings decreased from $96.2 million at December 29, 2001 to $83.5 million at June 29, 2002.

      OPERATING ACTIVITIES. Net cash provided by operating activities before changes in assets and liabilities was $7.1 million in the six months ended June 29, 2002 as compared to $4.3 million in the prior year period. Net cash provided by operating activities after changes in assets and liabilities was $10.7 million as compared to net cash used of $0.7 million in the prior year period.

      During the six months ended June 29, 2002, accounts receivable increased $4.1 million due to increased sales. Inventories decreased $1.8 million due to inventory reduction measures. Accounts payable increased $4.7 million due to increased inventory purchases on higher volumes and management of vendor payments to enhance cash flows. Accrued expenses and other liabilities increased $1.2 million primarily due to the increase of incentive compensation accruals, offset in part by the payment of accrued severance obligations associated with headcount reductions completed during the first half of the year.

      INVESTING ACTIVITIES. During the six months ending June 29, 2002, the company had capital expenditures of $0.8 million associated with enhancements to existing manufacturing facilities required to consolidate the production for several product lines that were moved from two manufacturing facilities that were closed in the second quarter.

      FINANCING ACTIVITIES. Net borrowings decreased by $12.9 million during the six months ending June 29, 2002. This included $14.4 million of repayments on senior bank debt, offset in part by $0.3 million of an increase to the subordinated senior notes and a $1.3 million increase in the note due Maytag. The increase in the subordinated notes and the notes due Maytag represents the assessed interest which is paid in kind and added to the principal balance of the note, in accordance with the terms of the respective borrowing agreements.

      At June 29, 2002, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

      New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations". This statement addresses financial accounting and reporting for business combinations initiated after June 30, 2001, superceding APB Opinion No. 16 "Business Combinations" and SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this statement are to be accounted for using the purchase method of accounting. The company has accounted for its acquisition of Blodgett Holdings, Inc. ("Blodgett") in accordance with SFAS No. 141.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets", superceding APB Opinion No. 17, "Intangible Assets". This statement addresses how intangible assets that are acquired individually or with a group of other assets (excluding assets acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with this statement, goodwill and certain other intangible assets with indefinite lives will no longer be amortized, but evaluated for impairment based upon financial tests related to the current value for the related assets. As a result there may be more volatility in reported income than under the previous standards because impairment losses are likely to occur irregularly and in varying amounts. The company has adopted this statement in the first quarter of fiscal 2002. Upon initial adoption of this statement, the company has determined no impairment of goodwill or other intangible assets had occurred. Goodwill of $63.3 million and other intangible assets (trademarks) of $26.3 million have been accounted for consistently with the nonamortization provisions of this statement. As of June 29, 2002, the company does not have any intangible assets subject to amortization. In the first six months of 2001, the company had recorded goodwill amortization, which reduced net income by $270,000 from $1,495,000 or $0.17 per share.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and requires that such costs be recognized as a liability when the recognition criteria in FASB Concepts Statement No. 5 "Recognition and Measurement in the Financial Statements of Business Enterprises" are met. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The company does not expect the adoption of this statement to have a material impact to the financial statements.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and by broadening the presentation of discontinued operations to include more disposal transactions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the company's financial position, results of operations or cash flows.

      In April 2002, the Financial Accounting Standards Board issued SFAS 145, "Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The company will apply this guidance prospectively.

      In June 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. This statement is effective for financial statements issued for fiscal years beginning after December 31, 2002. The company will apply this guidance prospectively.

      Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk

      The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company's debt obligations.

                                    Fixed           Variable
            Twelve Month            Rate              Rate
            Period Ending           Debt              Debt
            -------------           ----              ----
                                        (In thousands)

            June 30, 2003          $    --          $13,500
            June 30, 2004               --            9,750
            June 30, 2005               --            8,750
            June 30, 2006               --            8,000
            June 30, 2007           43,543               --
                                   -------          -------

                                   $43,543          $40,000
                                   =======          =======

      Fixed rate obligations of $43.5 million due in the twelve month period ending June 29, 2007 include $22.2 million of subordinated senior notes which bear an interest rate of 15.5%, of which 2% is payable in kind, for which the unpaid interest will be added to the principal balance of the notes. The subordinated senior notes are reflected net of a debt discount of $3.1 million, representing the unamortized balance of the prescribed value of warrants issued in connection with the notes. Additional fixed rate debt consists of approximately $21.3 million of notes due to Maytag arising from the acquisition of Blodgett. The notes bear interest at an average rate of approximately 12.4%. The amount of notes due to Maytag is subject to change pending post closing purchase price adjustments as provided for under provisions of the purchase agreement.

      Variable rate debt consists of $1.0 million of borrowings under a $27.5 million revolving credit facility, which becomes due in December 2005, and $39.0 million in senior bank notes. As of June 29, 2002 the revolving credit facility had borrowing availability of $22.8 million based upon the company's collateral base as determined per the senior bank agreement. The company had $0.8 million outstanding in letters of credit and $1.0 million in cash borrowings against this facility at the end of the second quarter. The secured senior bank notes are comprised of two separate tranches of debt. The first tranche of debt for $36.0 million is repaid on a quarterly basis over the four-year term ending December 2005. The second tranche of debt for $3.0 million matures with a single payment in December 2005. The secured revolving credit facility and $36.0 million senior bank note bear interest at a rate of 3.25% above LIBOR, or 5.09% as of June 29, 2002. The $3.0 million senior bank note accrues interest at a rate of 4.5% above LIBOR, or 6.34% as of June 29, 2002.

      Acquisition Financing Derivative Instruments

      On January 11, 2002, in accordance with the senior bank agreement, the company entered into an interest rate swap agreement, with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. As of June 29, 2002, the fair value of this derivative financial instrument was $(0.3) million. This net loss was recorded in earnings for the six-month period.

      In conjunction with subordinated senior notes issued in connection with the financing for the Blodgett acquisition, the company issued 362,226 stock warrant rights and 445,100 conditional stock warrant rights to the subordinated senior noteholder. The warrant rights allow the noteholder to purchase Middleby common stock at $4.67 per share through their expiration on December 21, 2011. The conditional stock warrant rights are exercisable in the circumstance that the noteholder fails to achieve certain prescribed rates of return as defined per the note agreement. After March 15, 2007 or upon a Change in Control as defined per the note agreement, the subordinated senior noteholder has the ability to require the company to repurchase these warrant rights at the fair market value. The obligation pertaining to the repurchase of these warrant rights is recorded in Other Non-Current Liabilities at fair market value utilizing a Black-Scholes valuation model. As of June 29, 2002, the fair value of the warrant rights was assessed at $3.0 million. The change in the fair value of the stock warrant rights during the first six months amounted to $0.3 million and was recorded as a gain in the income statement for the six month period ended June 29, 2002. The company may experience volatility in earnings caused by fluctuations in the market value of the stock warrant rights resulting from changes in Middleby's stock price, interest rates, or other factors that are incorporated into the valuation of these financial instruments.

      Foreign Exchange Derivative Financial Instruments

      The company uses foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company's primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward and option purchase contracts outstanding at June 29, 2002, the fair value of which was $(0.2) million at the end of the quarter:

                Sell                       Purchase                Maturity
                ----                       --------                --------

      1,000,000 Euro                 $913,300 U.S. Dollars     August 26, 2002
        689,655 British Pounds     $1,000,000 U.S. Dollars       July 19, 2002
      1,000,000 British Pounds     $1,481,000 U.S. Dollars     August 30, 2002

      PART II. OTHER INFORMATION

      The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended June 29, 2002, except as follows:

      Item 2. Changes in Securities

      c) During the second quarter of fiscal 2002, the company issued 625 shares of the company's common stock to a division executive and 1,000 shares to a company director, pursuant to the exercise of stock options, for $2,812.50 and $1,875.00, respectively. Such options were granted at an exercise price of $4.50 and $1.875 per share, respectively. As certificates for the shares were legended and stop transfer instructions were given to the transfer agent, the issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions by an issuer not involving a public offering.

      Item 4. Submission of Matters to a Vote of Security Holders

      On May 16, 2002, the company held its 2002 Annual Meeting of Stockholders. The following persons were elected as directors to hold office until the 2003 Annual Meeting of Stockholders: Selim A. Bassoul, Robert R. Henry, A. Don Lummus, John R. Miller III, Philip G. Putnam, David P. Riley, Sabin C. Streeter, William F. Whitman, Jr., Laura B. Whitman and Robert L. Yohe. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

            Nominee             For       Withheld       Abstained
            -------             ---       --------       ---------

            Bassoul          6,383,009      2,958            0
            Henry            6,384,209      1,758            0
            Lummus           6,384,209      2,258            0
            Miller           6,384,209      1,758            0
            Putnam           6,384,209      1,758            0
            Riley            6,384,209      1,758            0
            Streeter         6,384,184      1,783            0
            Whitman, W       6,383,509      2,458            0
            Whitman, L       6,383,684      2,283            0
            Yohe             6,383,709      2,258            0

      The stockholders voted to amend The Middleby Corporation Management 1998 Stock Incentive Plan to increase by 300,000 the number of shares available for grants and to permit a one-time grant to Selim A. Bassoul of options for 200,000 shares. 6,364,857 shares were cast for ratification, 18,752 shares were cast against ratification and 2,358 shares abstained. There were no broker non-votes with respect to either of these proposals.

      Item 6. Exhibits and Reports on Form 8-K

      a)    Exhibits - The following Exhibits are filed herewith:

            Exhibit 10(A) - Amendment No. 3 to Amended and Restated Employment Agreement of William F. Whitman, dated April 16, 2002.

            Exhibit 10(B) - Severance Agreement of Selim A. Bassoul, dated April 16, 2002.

            Exhibit 10(C) - Employment Agreement of Selim A. Bassoul, dated May 16, 2002.

            Exhibit 10(D) - Severance Agreement of David B. Baker, dated June 21, 2002.

            Exhibit 10(E) - Amended 1998 Stock Incentive Plan dated May 16,
            2002.

            Exhibit 99.1 - Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            Exhibit 99.2 - Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b)    Reports on Form 8-K

            On July 25, 2002 the company filed a report on Form 8-K, in response to Item 4, Changes in Registrant's Certifying Accountant.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE MIDDLEBY CORPORATION
                                               (Registrant)


      Date  August 19, 2002             By: /s/ David B. Baker
                                            ------------------------------------
                                            David B. Baker
                                            Vice President,
                                            Chief Financial Officer
                                            and Secretary