Form 10-Q
period 2002-09-28
MIDDLEBY CORP
filed 2002-11-12
CIK 769520

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 28, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES |X|   NO |_|

As of November 8, 2002, there were 9,024,047 shares of the registrant’s common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 28, 2002

INDEX

DESCRIPTION	PAGE

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS	1
September 28, 2002 and
December 29, 2001 (as restated)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS	2
September 28, 2002 and
September 29, 2001

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	3
September 28, 2002 and
September 29, 2001

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of
Operations	15

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	24

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION	28

PART I. FINANCIAL INFORMATION

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Amounts) (Unaudited)

	Sep. 28, 2002	(as restated(1)) Dec. 29, 2001

ASSETS
Cash and cash equivalents	$2,305	$3,795
Accounts receivable, net of reserve
for doubtful accounts of
$3,389 and $2,913	28,346	25,158
Inventories, net	26,741	29,115
Prepaid expenses and other	1,534	1,178
Current deferred taxes	11,716	11,291

Total current assets	70,642	70,537
Property, plant and equipment, net of
accumulated depreciation of
$25,174 and $22,185	28,259	30,598
Goodwill	63,641	63,327
Other intangibles	26,300	26,466
Deferred taxes	1,980	1,980
Other assets	6,543	7,589

Total assets	$197,365	$200,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current maturities of long-term debt	$11,500	$10,047
Accounts payable	13,871	9,289
Accrued expenses	36,829	38,438

Total current liabilities	62,200	57,774
Long-term debt	67,981	86,152
Other non-current liabilities	20,452	17,162
Shareholders’ equity:
Preferred stock, $.01 par value;
nonvoting; 2,000,000 shares
authorized; none issued	—	—
Common stock, $.01 par value;
20,000,000 shares authorized;
11,026,521 and 11,024,396 issued
in 2002 and 2001, respectively	110	110
Shareholder receivables	(590)	(290)
Paid-in capital	53,855	53,594
Treasury stock at cost; 2,002,474
shares in 2002 and 2,052,474 in
2001, respectively	(11,705)	(11,997)
Retained earnings (accumulated
deficit)	7,162	(1,029)
Accumulated other comprehensive
loss	(2,100)	(1,269)

Total shareholders’ equity	46,732	39,409

Total liabilities and
shareholders’ equity	$197,365	$200,497

(1)	See Note 2

See accompanying notes - 1 -

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended		Nine Months Ended

	Sep. 28, 2002	Sep. 29, 2001	Sep. 28, 2002	Sep. 29, 2001

			(as restated)

Net sales	$57,679	$25,714	$174,648	$75,754
Cost of sales	37,215	17,227	114,770	50,862

Gross profit	20,464	8,487	59,878	24,892
Selling and distribution expenses	7,042	3,173	21,575	10,351
General and administrative expenses	4,475	2,879	16,439	8,022

Income from operations	8,947	2,435	21,864	6,519
Interest expense and deferred
financing amortization	2,661	128	8,783	460
Loss (gain) on acquisition financing
derivatives	(95)	—	(109)	—
Other (income) expense, net	484	(86)	395	509

Earnings before income taxes	5,897	2,393	12,795	5,550
Provision for income taxes	1,560	1,301	4,604	3,233

Net earnings	$4,337	$1,092	$8,191	$2,317

Net earnings per share:
Basic	$0.48	$0.12	$0.91	$0.26
Diluted	$0.47	$0.12	$0.90	$0.26

Weighted average number of shares:
Basic	8,991	8,981	8,979	8,987
Dilutive stock options(1)	211	13	92	16

Diluted	9,202	8,994	9,071	9,003

(1)	Excludes 242,000 stock options for the three and nine months ended September 29, 2001 with exercise prices from $6.00 to $7.06 which were anti-dilutive

See accompanying notes - 2 -

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Nine Months Ended

	Sep. 28, 2002	Sep. 29, 2001

Cash flows from operating activities–
Net earnings	$8,191	$2,317

Adjustments to reconcile net earnings
to cash provided by operating
activities:

Depreciation and amortization	5,195	2,741
Deferred taxes	(425)	2,246
Unrealized (gain) loss on
derivative financial instruments	(109)	—

Changes in assets and liabilities–
Accounts receivable, net	(3,189)	4,505
Inventories, net	2,374	1,317
Prepaid expenses and other assets	(343)	(1,186)
Accounts payable	4,583	(1,918)
Accrued expenses and other
liabilities	607	(5,156)

Net cash provided by operating
activities	16,884	4,866

Cash flows from investing activities–

Net additions to property and equipment	(1,011)	(325)

Net cash (used in) investing activities	(1,011)	(325)

Cash flows from financing activities–
Proceeds (repayments) under revolving
credit facilities, net	(13,885)	(3,360)
Repayments of senior secured bank notes	(3,500)	—
Repurchase of treasury stock	—	(220)
Other financing activities, net	(40)	(276)

Net cash (used in)
financing activities	(17,425)	(3,856)

Effect of exchange rates on cash
and cash equivalents	62	(92)

Changes in cash and cash equivalents–
Net (decrease) increase in cash and
cash equivalents	(1,490)	593
Cash and cash equivalents at
beginning of year	3,795	2,094

Cash and cash equivalents at end
of quarter	$2,305	$2,687

Supplemental disclosure of cash flow information:

Interest paid	$4,546	$375

Income taxes paid	$3,768	$325

See accompanying notes - 3 -

THE MIDDLEBY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 28, 2002 (Unaudited)

1)	Summary of Significant Accounting Policies

The consolidated financial statements have been prepared by The Middleby Corporation (the “company”), pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company’s 2001 Form 10-K and 2002 First Quarter and Second Quarter Form 10-Qs. See Note 2 for a discussion of the effects on the company’s previously issued consolidated financial statements of certain matters identified in the quarter ended June 29, 2002.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 28, 2002 and December 29, 2001, and the results of operations for the nine months ended September 28, 2002 and September 29, 2001 and cash flows for the nine months ended September 28, 2002 and September 29, 2001.

Certain prior year amounts have been reclassified to be consistent with the current year presentation.

2)	Restatement

Subsequent to the issuance of the company’s financial statements for the year ended December 29, 2001 and the quarter ended March 30, 2002, it was determined that the stock warrant rights issued in conjunction with the subordinated senior notes should have been accounted for as a derivative financial instrument in accordance with the Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), instead of as stockholders’ equity, as the warrant rights contain a provision which provides the noteholder with the option to require the company to repurchase the warrant rights from the noteholder at their fair market value (“Put Option”) for cash or debt. Additionally, it was determined that the initial value assigned to the warrant rights was based upon assumptions utilizing the maturity of the notes as the expiry, rather than the 10 year life of the stock warrant rights. Management has determined that the initial value assigned to the stock warrant rights should be revalued based upon the 10-year life and reclassified from Shareholders’ Equity to Other Non-Current Liabilities on the balance sheet due to the terms of the Put Option. The impact of the restatement to the fiscal 2001 balance sheet is a $0.8 million reduction in Long-Term Debt, a $3.3 million increase in Other Non-Current Liabilities and a $2.5 million reduction in Shareholders’ Equity. The impact of this revision on net earnings in 2001 is de minimis and does not change reported earnings per share for the year ended December 29, 2001.

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

Additionally, on January 11, 2002 the company entered into an interest rate swap agreement with a $20.0 million notional amount, as required by the senior bank agreement. Subsequent to the issuance of the company’s financial statements for the first quarter ended March 30, 2002, it was determined that this derivative financial instrument did not qualify for hedge accounting treatment under SFAS 133. As a result, the company recorded the interest rate swap in other non-current liabilities at its fair value of $0.2 million at March 30, 2002. The increase in the fair value of the interest rate swap from zero at inception to $0.2 million at March 30, 2002 was recorded as a gain in the restated financial statements for the first quarter of 2002.

The effect of the restatement is as follows (in thousands):

	March 30, 2002		December 29, 2001

	As Previously Reported	As Restated	As Previously Reported	As Restated

At period end:
Accrued expenses	$36,507	$36,734	n/a	n/a
Long-term debt	81,190	80,466	$86,916	$86,152
Other non-current
liabilities	14,067	16,774	13,862	17,162
Paid-in capital	56,277	53,741	56,130	53,594
Retained earnings
(accumulated deficit)	(315)	11	n/a	n/a

For the period ended:
Interest expense &
deferred financing
amortization	$3,058	$3,098	n/a	n/a
(Gain) loss on
acquisition financing
derivatives	—	(593)	n/a	n/a
Provision for income
taxes	727	954	n/a	n/a
Net earnings	714	1,040	n/a	n/a
Diluted earnings per
share	$0.08	$0.12	n/a	n/a

As discussed above, the company has determined that it must restate its previously issued consolidated balance sheet as of December 29, 2001 and its condensed consolidated financial statements as of and for the three month period ended March 30, 2002. The company has engaged its independent auditor to audit its restated financial statements for the year ended December 29, 2001. Upon completion of such audit, the company expects to amend its Annual Report on Form 10-K for the year ended December 29, 2001 and its Quarterly Report on Form 10-Q for the quarter ended March 30, 2002.

3)	New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”. This statement addresses financial accounting and reporting for business combinations initiated after June 30, 2001, superseding Accounting Principles Board (“APB”) Opinion No. 16 “Business Combinations” and SFAS No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises”. All business combinations in the scope of this statement are to be accounted for using the purchase method of accounting. The company has accounted for its acquisition of Blodgett Holdings, Inc. (“Blodgett”) in accordance with SFAS No. 141.

In June 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets”, superseding APB Opinion No. 17, “Intangible Assets”. This statement addresses how intangible assets that are acquired individually or with a group of other assets (excluding assets acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with this statement, goodwill and certain other intangible assets with indefinite lives will no longer be amortized, but evaluated for impairment based upon financial tests related to the current value for the related assets. As a result there may be more volatility in reported income than under the previous standards because impairment losses are likely to occur irregularly and in varying amounts. The company adopted this statement in the first quarter of fiscal 2002. Upon initial adoption of this statement, the company determined that no impairment of goodwill or other intangible assets had occurred. Goodwill of $63.6 million and other intangible assets (trademarks) of $26.3 million have been accounted for consistently with the nonamortization provisions of this statement. As of September 28, 2002, the company does not have any intangible assets subject to amortization. The company recorded goodwill and other intangible asset amortization, which reduced net income by $135,000 from $1,227,000 or $0.14 per share in the third quarter of 2001 and $405,000 from $2,722,000 or $0.30 per share in the first nine months of 2001.

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and requires that such costs be recognized as a liability in the period in which incurred. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The company does not expect the adoption of this statement to have a material impact to the financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the company’s financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The company will apply this guidance prospectively on the effective dates.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. This statement is effective for financial statements issued for fiscal years beginning after December 31, 2002. The company will apply this guidance prospectively.

4)	Purchase Accounting

On December 21, 2001, the company completed its acquisition of Blodgett Holdings, Inc. (“Blodgett”) from Maytag Corporation.

The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is subject to change pending finalization of studies of fair value. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed was recorded as goodwill. Under SFAS 142, goodwill and certain other intangible assets in conjunction with the Blodgett acquisition will be subject to the nonamortization provisions of this statement from the date of acquisition.

The allocation of net cash paid for the Blodgett acquisition as of December 29, 2001 and September 28, 2002 is summarized as follows (in thousands):

	Dec. 29, 2001	Adjustments	Sep. 28, 2002

Current assets	$36,957	$—	$36,957
Property, plant and equipment	13,863	—	13,863
Goodwill	51,330	251	51,581
Other intangibles	26,300	—	26,300
Liabilities	(33,398)	(2,083)	(35,481)

Net cash paid for Blodgett	$95,052	$(1,832)	$93,220

The net reduction of $1.8 million of net cash paid for Blodgett reflects a post closing purchase price adjustment in accordance with provisions of the purchase agreement with Maytag.

5)	Comprehensive Income

The company reports changes in equity during a period, except those resulting from investment by owners and distribution to owners, in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

Components of comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sep. 28, 2002	Sep. 29, 2001	Sep. 28, 2002	Sep. 29, 2001

Net earnings	$4,337	$1,092	$8,191	$2,317
Cumulative translation
adjustment	(380)	(290)	(365)	90
Unrealized loss on
interest rate swap	(466)	—	(466)	—

Comprehensive income	$3,491	$802	$7,360	$2,407

Accumulated other comprehensive income (loss) is comprised of minimum pension liability of $1.1 million as of September 28, 2002 and December 29, 2001, respectively, foreign currency translation adjustments of $0.5 million and $0.2 million as of September 28, 2002 and December 29, 2001, respectively and an unrealized loss on a interest rate swap of $0.5 million at September 28, 2002 and $0.0 million at December 29, 2001.

6)	Inventories

Inventories are comprised of material, labor and overhead and are stated at the lower of cost or market. Costs for Blodgett inventory have been determined using the last-in, first-out (“LIFO”) method. Had the inventories been valued using the first-in, first-out (“FIFO”) method, the amount would not have differed materially from the amounts as determined using the LIFO method. Costs for Middleby inventory have been determined using the first-in, first-out (“FIFO”) method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at September 28, 2002 and December 29, 2001 are as follows:

	Sep. 28, 2002	Sep. 29, 2001

	(In thousands)

Raw materials and parts	$6,821	$7,201
Work-in-process	4,936	5,355
Finished goods	14,984	16,559

	$26,741	$29,115

7)	Accrued Expenses

Accrued expenses consist of the following:

	Sep. 28, 2002	Sep. 29, 2001

	(In thousands)

Accrued payroll and related expenses	$8,523	$6,586
Accrued customer rebates	4,972	3,933
Accrued commissions	1,625	1,321
Accrued warranty	10,352	9,179
Accrued acquisition costs	187	3,200
Accrued severance and plant closures	1,932	6,497
Other accrued expenses	9,238	7,722

	$36,829	$38,438

8)	Non-recurring Costs

On December 21, 2001 the company established reserves through purchase accounting associated with $4.0 million in severance related obligations and $6.9 million in facility exit costs related to the acquired Blodgett business operations.

Reserves for estimated severance obligations of $4.0 million were established in conjunction with reorganization initiatives established during 2001 and completed during the first half of 2002. During the first quarter of 2002, the company reduced headcount at the acquired Blodgett operations by 123 employees. This headcount reduction included most functional areas of the company and included a reorganization of the executive management structure. During the second quarter of 2002, the company further reduced headcount at the Blodgett operations by 30 employees in conjunction with the consolidation and exit of two manufacturing facilities. Production for the Blodgett combi-oven, conveyor oven, and deck oven lines were moved from two facilities located in Williston and Shelburne, Vermont into existing manufacturing facilities in Burlington, Vermont and Elgin, Illinois. The second quarter headcount reductions predominately related to the manufacturing function.

Reserves of $6.9 million for facility closure costs predominately relate to lease obligations for three manufacturing facilities that were exited in 2001 and 2002. During the second quarter of 2001, prior to the acquisition, reserves were established for lease obligations associated with a manufacturing facility in Quakertown, Pennsylvania that was exited when production at this facility was relocated to an existing facility in Bow, New Hampshire. The lease associated with the exited facility extends through December 11, 2014. The facility is currently subleased for a portion of the lease term through July 2006. During the second quarter of 2002, the company exited leased facilities in Williston and Shelburne, Vermont in conjunction with the company’s manufacturing consolidation initiatives. The Williston lease extends through June 30, 2005 and the Shelburne lease extends through December 11, 2014. Neither of these facilities has been subleased although the company is performing an active search for subtenants. During the third quarter of 2002, reserves associated with the remaining lease obligation were increased by $3.4 million through purchase accounting due to changes in assumptions related to the timing and amount of sublease income expected to be realized, resulting in an increase to goodwill. Future lease obligations under these three facilities amount to approximately $15.0 million. The remaining reserve balance is reflected net of anticipated sublease income.

A summary of the non-recurring reserve balance activity is as follows (in thousands):

	Balance Dec. 29, 2001	Adjustments	Asset Write-offs	Cash Payments	Balance Sep. 28, 2002

Severance obligations	$3,947	$(231)	$—	$(3,346)	$370
Facility closure and
lease obligations	6,928	3,360	—	(756)	9,532

Total	$10,875	$3,129	$—	$(4,102)	$9,902

As of the end of the second quarter, all actions pertaining to the company’s restructuring initiatives have been completed. At this time, management believes the remaining reserve balance is adequate to cover the remaining costs identified at September 28, 2002.

9)	Related Party Transactions

During the third quarter of fiscal 2002, the company transferred 50,000 shares of the company’s common stock held in treasury to a corporate executive pursuant to a special compensation program. The program established on March 1, 2001 agreed to transfer 50,000 shares of common stock to the corporate executive at $6.00 per share. The market price at the close of business on March 1, 2001 was $5.94 per share. The funds necessary to purchase the stock were provided for in an interest-bearing loan by the company to the executive. The loan and interest will be forgiven by the company subject to the company’s achievement of certain targets for Earnings Before Taxes for fiscal 2001 through 2003. As of September 28, 2002 none of the loan had been forgiven.

10)	Financial Instruments

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments. The statement requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Derivatives that do not qualify as a hedge must be adjusted to fair value in earnings. If the derivative does qualify as a hedge under SFAS 133, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments or recognized in other accumulated comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge’s change in fair value will be immediately recognized in earnings.

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of September 28, 2002 the company had forward contracts to purchase $6.5 million U.S. Dollars with various foreign currencies, all of which mature in the next fiscal quarter. The fair value of these forward contracts were less than $0.1 million at the end of the quarter.

Interest rate swap: On January 11, 2002, in accordance with the senior bank agreement, the company entered into an interest rate swap agreement with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. A loss of ($0.3) million was recorded in earnings for the six-month period ended June 29, 2002 as the interest rate swap was marked-to-market (not specifically designated as a hedge). At June 30, 2002 the company designated the swap as a cash flow hedge. Accordingly, changes in the fair value of the swap subsequent to June 30, 2002 are recognized in accumulated other comprehensive income and any hedge ineffectiveness is recorded in current-period earnings as a component of gains and losses on acquisition financing derivatives. The change in fair value of the swap subsequent to June 30, 2002 was ($0.4) million and the hedge ineffectiveness was ($0.1).

Stock warrant rights: In conjunction with subordinated senior notes issued in connection with the financing for the Blodgett acquisition, the company issued 362,226 stock warrant rights and 445,100 conditional stock warrant rights to the subordinated senior noteholder. The warrant rights allow the noteholder to purchase Middleby common stock at $4.67 per share through their expiration on December 21, 2011. The conditional stock warrant rights are exercisable in the circumstance that the noteholder fails to achieve certain prescribed rates of return as defined per the note agreement. After March 15, 2007 or upon a Change in Control as defined per the note agreement, the subordinated senior noteholder has the ability to require the company to repurchase these warrant rights at the fair market value. The obligation pertaining to the repurchase of the warrant rights is recorded in Other Non-Current Liabilities at fair market value utilizing a Black-Scholes valuation model. As of September 28, 2002, the fair value of the warrant rights was assessed at $2.8 million. The change in the fair value of the stock warrant rights during the first nine months amounted to $0.5 million and was recorded as a gain in the income statement for the nine month period ended September 28, 2002. The company may experience volatility in earnings caused by fluctuations in the market value of the stock warrant rights resulting from changes in Middleby’s stock price, interest rates, or other factors that are incorporated into the valuation of these financial instruments.

11)	Segment Information

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

The International Distribution Division provides integrated sales, export management, distribution and installation services through its operations in China, India, Korea, Mexico, Spain, Taiwan and the United Kingdom. The division sells the company’s product lines and certain non-competing complementary product lines throughout the world. For a local country distributor or dealer, the company is able to provide a centralized source of foodservice equipment with complete export management and product support services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The company evaluates individual segment performance based on operating income. Management believes that intersegment sales are made at established arms-length transfer prices.

The following table summarizes the results of operations for the company’s business segments(1):

	Cooking Systems Group	International Distribution	Corporate and Other(2)	Eliminations(3)	Total

Three months ended September 28, 2002
Net sales	$55,437	$8,885	$—	$(6,643)	$57,679
Operating income (loss)	9,166	218	(512)	75	8,947
Depreciation expense	1,068	41	(241)	—	868
Capital expenditures	129	81	(23)	—	187

Nine months ended September 28, 2002
Net sales	$167,703	$25,177	$70	$(18,302)	$174,648
Operating income (loss)	26,584	706	(5,108)	(318)	21,864
Depreciation expense	3,400	123	(173)	—	3,350
Capital expenditures	869	156	(14)	—	1,011

Total assets	81,266	17,388	109,693	(10,982)	197,365
Long-lived assets(4)	28,574	439	97,710	—	126,723

Three months ended September 29, 2001
Net sales	$23,748	$4,767	$—	$(2,801)	$25,714
Operating income (loss)	3,722	(208)	(1,079)	—	2,435
Depreciation expense	572	43	44	—	659
Capital expenditures	43	7	4	—	54

Nine months ended September 29, 2001
Net sales	$71,194	$14,951	$—	$(10,391)	$75,754
Operating income (loss)	9,285	(740)	(2,076)	50	6,519
Depreciation expense	1,795	125	142	—	2,062
Capital expenditures	165	13	147	—	325

Total assets	49,950	13,117	17,838	(10,982)	69,923
Long-lived assets(4)	17,841	416	11,997	—	30,254

(1)	Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, gains and losses on acquisition financing derivatives, and other income and expenses items outside of income from operations.

(2)	Includes corporate and other general company assets and operations.

(3)	Includes elimination of intercompany sales, profit in inventory and intercompany receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

(4)	Long-lived assets of the Cooking Systems Group includes assets located in the Philippines which amounted to $2,792 and $2,988 in 2002 and 2001, respectively.

Net sales by major geographic region, including those sales from the Cooking Systems Group direct to international customers, were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	Sep. 28, 2002	Sep. 29, 2001	Sep. 28, 2002	Sep. 29, 2001

United States and Canada	$47,428	$19,805	$142,549	$56,341

Asia	2,855	2,157	11,239	8,609

Europe and Middle East	5,214	2,321	15,495	6,863

Latin America	2,182	1,431	5,365	3,941

Net Sales	$57,679	$25,714	$174,648	$75,754

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited).

Restatement

Subsequent to the issuance of the company’s financial statements for the year ended December 29, 2001, it was determined that the stock warrant rights issued in conjunction with the subordinated senior notes should have been accounted for as a derivative financial instrument in accordance with the Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), instead of as stockholders’ equity, as the warrant rights contain a provision which provides the noteholder with the option to require the company to repurchase the warrant rights from the noteholder at their fair market value (“Put Option”) for cash or debt. Additionally, it was determined that the initial value assigned to the warrant rights was based upon assumptions utilizing the maturity of the notes as the expiry, rather than the 10 year life of the stock warrant rights. Management has determined that the initial value assigned to the stock warrant rights should be revalued based upon the 10 year life and reclassified from Shareholders’ Equity to Other Non-Current Liabilities on the balance sheet due to the terms of the Put Option. The impact of the restatement to the fiscal 2001 balance sheet is a $0.8 million reduction in Long-Term Debt, a $3.3 million increase in Other Non-Current Liabilities and a $2.5 million reduction in Shareholders’ Equity. The impact of this revision on net earnings in 2001 is de minimis and does not change reported earnings per share for the year ended December 29, 2001.

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

Additionally, on January 11, 2002 the company entered into a interest rate swap agreement with a $20.0 million notional amount, as required by the senior bank agreement. Subsequent to the issuance of the company’s financial statements for the first quarter ended March 30, 2002, it was determined that this derivative financial instrument did not qualify for hedge accounting treatment under SFAS 133. As a result, the company recorded the interest rate swap in other non-current liabilities at its fair value of $0.2 million at March 30, 2002. The increase in the fair value of the interest rate swap from zero at inception to $0.2 million at March 30, 2002 was recorded as a gain in the restated financial statements for the first quarter of 2002.

See Note 2 to the financial statements for summary of principal effects of restatement.

Acquisition

On December 21, 2001, the company completed its acquisition of Blodgett Holdings, Inc. (“Blodgett”) from Maytag Corporation.

The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is subject to change pending additional information that may come to the attention of the company pertaining to the fair values of acquired assets and liabilities. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed was recorded as goodwill. Under SFAS 142, goodwill and certain other intangible assets with indefinite lives acquired in conjunction with the Blodgett acquisition will be subject to the nonamortization provisions of this statement from the date of acquisition.

The consolidated financial statements include the operating results and the financial position of Blodgett for the period subsequent to its acquisition on December 21, 2001. The results of operations prior to and including December 21, 2001 are not reflected in the consolidated statements of earnings.

Informational Note

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts, changes in the value of stock warrant rights issued in conjunction with the acquisition financing caused by fluctuations in Middleby’s stock price and other valuation factors; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; the ability to successfully integrate the acquired operations of Blodgett; and other risks detailed herein and from time-to-time in the company’s SEC filings, including the 2001 report on Form 10-K.

Net Sales Summary (dollars in thousands)

	Three Months Ended				Nine Months Ended

	Sep. 28, 2002		Sep. 29, 2001		Sep. 28, 2002		Sep. 29, 2001

	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions

Cooking Systems Group:
Core cooking
equipment	$40,253	69.8	$8,773	34.1	$120,490	69.0	$28,580	37.7
Conveyor oven
equipment	11,474	19.9	11,388	44.3	35,674	20.4	30,448	40.2
Counterline cooking
equipment	2,900	5.0	2,777	10.8	8,122	4.6	8,523	11.3
International specialty
equipment	810	1.4	810	3.2	3,417	2.0	3,643	4.8

Total Cooking Systems
Group	55,437	96.1	23,748	92.4	167,703	96.0	71,194	94.0

International
Distribution (1)	8,885	15.4	4,767	18.5	25,177	14.4	14,951	19.7

Intercompany
sales (2)	(6,643)	(11.5)	(2,801)	(10.9)	(18,232)	(10.4)	(10,391)	(13.7)
Other	—	—	—	—	—	—	—	—

Total	$57,679	100.0	$25,714	100.0	$174,648	100.0	$75,754	100.0

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Consists primarily of the elimination of sales to the company’s International Distribution Division from Cooking Systems Group.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended		Nine Months Ended

	Sep. 28, 2002	Sep. 29, 2001	Sep. 28, 2002	Sep. 29, 2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.5	67.0	65.7	67.1

Gross profit	35.5	33.0	34.3	32.9
Selling, general and administrative
expenses	20.0	23.5	21.8	24.3

Income from operations	15.5	9.5	12.5	8.6
Interest expense and deferred
financing amortization, net	4.7	0.5	5.1	0.6
Loss (gain) on acquisition financings derivatives	(0.2)	—	(0.1)	—
Other expense, net	0.8	(0.3)	0.2	0.7

Earnings before income taxes	10.2	9.3	7.3	7.3
Provision for income taxes	2.7	5.1	2.6	4.2

Net Earnings	7.5%	4.2%	4.7%	3.1%

- 17 -

Three Months Ended September 28, 2002 Compared to Three Months Ended September 29, 2001

NET SALES. Net sales for the third quarter of fiscal 2002 were $57.7 million as compared to $25.7 million in the third quarter of 2001. The increase in net sales resulted from the incremental business associated with the acquired Blodgett operations. On a proforma basis in the third quarter of 2001 net sales for combined Middleby and Blodgett amounted to $57.2 million.

Net sales at the Cooking Systems Group amounted to $55.4 million in the third quarter of 2002 as compared to $23.7 million in the prior year quarter. Core cooking equipment sales amounted to $40.3 million as compared to $8.8 million, primarily due to the addition of the acquired product lines which amounted to $30.6 million in the third quarter. Excluding the acquired product lines, core product sales increased by $0.9 million due to improved market conditions as compared to the prior year. Conveyor oven equipment sales amounted to $11.5 million as compared to $11.4 million in the prior year quarter. Counterline cooking equipment sales increased to $2.9 million from $2.8 million in the prior year. International specialty equipment sales of $0.8 million remained constant with the prior year quarter.

Net sales at the International Distribution Division increased by $4.1 million to $8.9 million, due in part to the addition of Frialator International – a distribution operation in the United Kingdom, which was acquired as part of the Blodgett purchase. Net sales of Frialator International amounted to $2.2 million. Excluding the impact of Frialator International, the sales of this division increased by $1.9 million, primarily due to the revenues associated with the acquired product lines which began to be distributed through this division late in the first quarter of 2002.

GROSS PROFIT. Gross profit increased to $20.5 million from $8.5 million in the prior year period as a result of the increased sales volumes resulting from the acquisition. The gross margin rate was 35.5% in the quarter as compared to 33.0% in the prior year quarter. The increase in the overall gross margin rate is largely attributable to an improved cost structure and a greater leverage resulting from the increased volume associated with the acquisition. As part of the cost structure improvements, the company consolidated manufacturing for several Blodgett product lines into existing manufacturing operations, enabling the exit of two production facilities during the second quarter of 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $6.1 million in the third quarter of 2001 to $11.5 million in the third quarter of 2002. The increased expense reflects the incremental cost associated with the acquired Blodgett operations. As a percentage of net sales operating expenses amounted to 20.0% in the third quarter of 2002 versus 23.5% in the prior year reflecting improved leverage on the greater combined sales base.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $2.7 million from $0.1 million in the prior year as a result of increased interest expense associated with the debt incurred to finance the Blodgett acquisition. The gain on acquisition related financing derivatives amounted $0.1 million. Other expense was $0.5 million in the current year compared to other income of $0.1 million in the prior year quarter due primarily to foreign exchange losses, which resulted from the weakness in certain foreign currencies against the U.S. Dollar.

INCOME TAXES. A tax provision of $1.6 million, at an effective rate of 26%, was recorded during the quarter. The provision was recorded net of $1.3 million one-time deduction associated with the closing of a Japanese subsidiary. The Japanese closing had no other material impact to the third quarter results.

Nine Months Ended September 28, 2002 Compared to Nine Months Ended September 29, 2001

NET SALES. Net sales in the nine-month period ended September 28, 2002 were $174.6 million as compared to $75.8 million in the nine-month period ended September 29, 2001. The increase in net sales resulted from the incremental business associated with the acquired Blodgett operations. On a proforma basis in the nine-month period ended September 29, 2001 net sales for combined Middleby and Blodgett amounted to $169.9 million.

Net sales at the Cooking Systems Group for the nine-month period ended September 28, 2002 amounted to $167.7 million as compared to $71.2 million in the prior year nine-month period. Core cooking equipment sales amounted to $120.5 million as compared to $28.6 million, primarily due to the addition of Blodgett product lines which amounted to $91.9 million in the nine-month period. Conveyor oven equipment sales amounted to $35.7 million as compared to $30.5 million in the prior year nine-month period. The increase in conveyor oven sales reflects the addition of $5.1 million in Blodgett conveyor oven sales resulting from the acquisition. Counterline cooking equipment sales decreased to $8.1 million from $8.5 million in the prior year.

International specialty equipment sales decreased from $3.6 million to $3.4 million as a result of lower sales into the Philippines which has been impacted by a slowed economy and reduced foreign investment in that country.

Net sales at the International Distribution Division increased by $10.2 million to $25.2 million, due in part to the addition of Frialator International – a distribution operation in the United Kingdom, which was acquired as part of the Blodgett purchase. Net sales of Frialator International amounted to $6.1 million. Excluding the sales from Frialator International, sales increased $4.1 million primarily due to revenues associated in the acquired product lines, which began to be distributed by this division late in the first quarter of 2002.

GROSS PROFIT. Gross profit increased to $59.9 million from $24.9 million in the prior year period as a result of the increased sales volumes resulting from the acquisition. The gross margin rate was 34.3% for the nine-month period as compared to 32.9% in the prior year period. The increase in the overall gross margin rate is largely attributable to an improved cost structure and greater leverage resulting from the increased volume associated with the acquisition. As part of the cost structure improvements, the company consolidated manufacturing for several Blodgett product lines into existing manufacturing operations, enabling the exit of two production facilities during the second quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $18.4 million for the nine-month period ended September 29, 2001 to $38.0 million for the nine-month period ended September 28, 2002. The increased expense reflects the incremental cost associated with the acquired Blodgett operations. As a percentage of net sales operating expenses amounted to 21.8% in the nine-month period ended September 28, 2002 versus 24.3% in the prior year reflecting improved leverage on the greater combined sales base.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $8.8 million from $0.5 million in the prior year as a result of increased interest expense associated with the debt incurred to finance the Blodgett acquisition. Other expense was $0.4 million in the current year compared to other expense of $0.5 million in the prior year due to the unfavorable impact of foreign exchange fluctuations.

INCOME TAXES. A tax provision of $4.6 million, at an effective rate of 36%, was recorded for the nine-month period, as compared to a provision of $3.2 million at a 58% rate in the prior year period. The current year provision is recorded net of a $1.3 million one-time deduction in the third quarter related to the closure of a Japanese subsidiary. Except for the tax deduction, the Japanese closing did not have a material impact to the financial statements. The effective rate in the prior year quarter reflects the impact of foreign losses with no recorded tax benefit.

Financial Condition and Liquidity

During the nine months ended September 28, 2002, cash and cash equivalents decreased by $1.5 million to $2.3 million at September 28, 2002 from $3.8 million at December 29, 2001. Net borrowings decreased from $96.2 million at December 29, 2001 to $79.5 million at September 28, 2002.

OPERATING ACTIVITIES. Net cash provided by operating activities before changes in assets and liabilities was $12.9 million in the nine months ended September 28, 2002 as compared to $7.3 million in the prior year period. Net cash provided by operating activities after changes in assets and liabilities was $16.9 million as compared to net cash provided of $4.9 million in the prior year period.

During the nine months ended September 28, 2002, accounts receivable increased $3.2 million due to increased sales. Inventories decreased $2.4 million due to inventory reduction initiatives. Accounts payable increased $4.6 million due to increased inventory purchases on higher volumes and management of vendor payments to enhance cash flows. Accrued expenses and other liabilities increased $0.6 million primarily as a result of a $2.1 million increase in interest accrued on the subordinated senior notes and the seller notes due Maytag, offset in part by the payment of accrued severance obligations associated with headcount reductions completed during the first half of the year. The interest on the subordinated notes and the notes due Maytag are paid in kind and added to the principal balance of the note, in accordance with the terms of the respective borrowing agreements.

INVESTING ACTIVITIES. During the nine months ending September 28, 2002, the company had capital expenditures of $1.0 million associated with enhancements to existing manufacturing facilities. This included expenditures required to consolidate the production for several product lines that were moved from two manufacturing facilities that were closed in the second quarter.

FINANCING ACTIVITIES. Net cash flows used in the financing activities was $17.4 million during the nine months ending September 28, 2002. This included $13.9 million of repayments of borrowings under the revolving credit line and $3.5 million of scheduled payments under the senior term loan.

At September 28, 2002, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations”. This statement addresses financial accounting and reporting for business combinations initiated after June 30, 2001, superseding APB Opinion No. 16 “Business Combinations” and SFAS No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises”. All business combinations in the scope of this statement are to be accounted for using the purchase method of accounting. The company has accounted for its acquisition of Blodgett Holdings, Inc. (“Blodgett”) in accordance with SFAS No. 141.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 “Goodwill and Other Intangible Assets”, superseding APB Opinion No. 17, “Intangible Assets”. This statement addresses how intangible assets that are acquired individually or with a group of other assets (excluding assets acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with this statement, goodwill and certain other intangible assets with indefinite lives will no longer be amortized, but evaluated for impairment based upon financial tests related to the current value for the related assets. As a result there may be more volatility in reported income than under the previous standards because impairment losses are likely to occur irregularly and in varying amounts. The company has adopted this statement in the first quarter of fiscal 2002. Upon initial adoption of this statement, the company has determined no impairment of goodwill or other intangible assets had occurred. Goodwill of $63.6 million and other intangible assets (trademarks) of $26.3 million have been accounted for consistently with the nonamortization provisions of this statement. As of September 28, 2002, the company does not have any intangible assets subject to amortization. In the first nine months of 2001, the company had recorded goodwill and other intangible asset amortization, which reduced net income by $405,000 from $2,722,000 or $0.30 per share.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the company’s financial position, results of operations or cash flows.

In April 2002, the Financial Accounting Standards Board issued SFAS 145, “Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The company will apply this guidance prospectively on the effective dates.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. This statement is effective for financial statements issued for fiscal years beginning after December 31, 2002. The company will apply this guidance prospectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations.

Twelve Month Period Ending	Fixed Rate Debt	Variable Rate Debt

	(In thousands)

September 30, 2003	$—	$11,500
September 30, 2004	—	9,750
September 30, 2005	—	8,750
September 30, 2006	—	7,000
September 30, 2007	42,481	—

	$42,481	$37,000

Fixed rate obligations of $42.5 million due in the twelve month period ending September 30, 2007 include $22.5 million of subordinated senior notes which bear an interest rate of 15.5%, of which 2% is payable in kind, for which the unpaid interest will be added to the principal balance of the notes. The subordinated senior notes are reflected net of a debt discount of $2.9 million, representing the unamortized balance of the prescribed value of warrants issued in connection with the notes. Additional fixed rate debt consists of approximately $20.0 million of notes due to Maytag arising from the acquisition of Blodgett. The notes bear interest at an average rate of approximately 12.4%. The notes due to Maytag were reduced by $1.8 million in the third quarter of 2002 in connection with a post-close purchase price adjustment.

Variable rate debt consists of $37.0 million in senior bank notes. As of September 28, 2002 the revolving credit facility had borrowing availability of $22.6 million based upon the company’s collateral base as determined per the senior bank agreement. The company had $1.1 million outstanding in letters of credit against this facility at the end of the third quarter. The secured senior bank notes are comprised of two separate tranches of debt. The first tranche of debt for $34.0 million is repaid on a quarterly basis over the four-year term ending December 2005. The second tranche of debt for $3.0 million matures with a single payment in December 2005. The secured revolving credit facility and $34.0 million senior bank note bear interest at a rate of 3.0% above LIBOR, or 4.82% as of September 28, 2002. The $3.0 million senior bank note accrues interest at a rate of 4.5% above LIBOR, or 6.33% as of September 28, 2002.

Acquisition Financing Derivative Instruments

On January 11, 2002, in accordance with the senior bank agreement, the company entered into an interest rate swap agreement, with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. As of September 28, 2002, the fair value of this derivative financial instrument was $(0.8) million. A loss of ($0.4) million was recorded in earnings for the nine-month period. The remaining ($0.4) million was recorded as a component of other comprehensive income.

In conjunction with subordinated senior notes issued in connection with the financing for the Blodgett acquisition, the company issued 362,226 stock warrant rights and 445,100 conditional stock warrant rights to the subordinated senior noteholder. The warrant rights allow the noteholder to purchase Middleby common stock at $4.67 per share through their expiration on December 21, 2011. The conditional stock warrant rights are exercisable in the circumstance that the noteholder fails to achieve certain prescribed rates of return as defined per the note agreement. After March 15, 2007 or upon a Change in Control as defined per the note agreement, the subordinated senior noteholder has the ability to require the company to repurchase these warrant rights at the fair market value. The obligation pertaining to the repurchase of these warrant rights is recorded in Other Non-Current Liabilities at fair market value utilizing a Black-Scholes valuation model. As of September 28, 2002, the fair value of the warrant rights was assessed at $2.8 million. The change in the fair value of the stock warrant rights during the first nine months amounted to $0.5 million and was recorded as a gain in the income statement for the nine month period ended September 28, 2002. The company may experience volatility in earnings caused by fluctuations in the market value of the stock warrant rights resulting from changes in Middleby’s stock price, interest rates, or other factors that are incorporated into the valuation of these financial instruments.

Foreign Exchange Derivative Financial Instruments

The company uses foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward and option purchase contracts outstanding at September 28, 2002, the fair value of which was less than $0.1 million at the end of the quarter:

Sell		Purchase	Maturity

1,000,000	Euro	$ 965,600 U.S. Dollars	November 26, 2002
689,655	British Pounds	$1,055,200 U.S. Dollars	November 20, 2002
1,000,000	British Pounds	$1,526,500 U.S. Dollars	December 2, 2002
5,170,000	Mexican Pesos	$500,000 U.S. Dollars	October 28, 2002
16,650,000	Taiwan Dollars	$500,000 U.S. Dollars	October 16, 2002
26,250,000	Taiwan Dollars	$750,000 U.S. Dollars	October 28, 2002
718,200,000	Korean Won	$600,000 U.S. Dollars	October 16, 2002
741,000,000	Korean Won	$600,000 U.S. Dollars	October 28, 2002

- 26 -

Item 4.	Controls and Procedures

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and the company’s Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based on the foregoing, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective.

There have been no significant changes in the company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the company completed its evaluation.

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended September 28, 2002, except as follows:

Item 2. Changes in Securities

c)	During the third quarter of fiscal 2002, the company issued 500 shares of the company’s common stock to a division executive pursuant to the exercise of stock options, for $2,250.00. Such options were granted at an exercise price of $4.50 per share. As certificates for the shares were legended and stop transfer instructions were given to the transfer agent, the issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions by an issuer not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits – The following Exhibits are filed herewith:

Exhibit 99.1 – Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 – Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

On July 25, 2002 (date of earliest event reported was July 24, 2002), the company filed a report on Form 8-K, in response to Item 4, Changes in Registrant’s Certifying Accountant.

- 28 -

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
——————————————
(Registrant)
Date November 12, 2002 ————————	By: /s/ David B. Baker ———————— David B. Baker Vice President, Chief Financial Officer and Secretary

- 29 -

CERTIFICATIONS

     I, Selim A. Bassoul, President and Chief Executive Officer (principal executive officer), certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Middleby Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002 ————————

/s/ Selim A. Bassoul ————————— Selim A. Bassoul President and Chief Executive Officer of The Middleby Corporation

- 30 -

     I, David B. Baker, Chief Financial Officer, (principal financial officer), certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Middleby Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002 ————————

/s/ David B. Baker ————————— David B. Baker Chief Financial Officer of The Middleby Corporation

- 31 -