Form 10-K/A
period 2001-12-31
MIDDLEBY CORP
filed 2003-03-28
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
DECEMBER 29, 2001

FORM 10-K/A ANNUAL REPORT

PART I

Explanatory Note

The company issued a press release August 7, 2002, relating to the company’s intention to restate its annual financial statements for fiscal year 2001 and the first quarter of fiscal year 2002. This amendment on Form 10-K/A (Amendment No. 1) amends the company’s annual report on Form 10-K for the year ended December 29, 2001, as filed with the Securities and Exchange Commission on March 29, 2002, and is being filed to reflect the restatement of the company’s financial statements. The significant effects of this restatement on the financial statements are presented in Note 3 to the financial statements and Item 7 in Part II of this amended annual report on Form 10-K/A (Amendment No. 1). This amendment incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this annual report as originally filed, except where specifically noted.

This amended annual report on Form 10-K/A (Amendment No. 1) contains certain forward-looking statements that are based on the beliefs of, and estimates made by and information currently available to the company’s management. The words “expect,” “anticipate,” “intend,” “plan” and similar expressions identify forward-looking statements. These statements are subject to risks and uncertainties. Actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in “Factors That May Affect Our Future Operating Results” and elsewhere in this annual report on Form 10-K/A (Amendment No. 1).

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

Founded in 1888 as a manufacturer of baking ovens, Middleby Marshall Oven Company was acquired in 1983 by TMC Industries Ltd., a publicly traded company that changed its name in 1985 to The Middleby Corporation. Throughout its history, the company had been a leading innovator in the baking equipment industry and in the early 1980s positioned itself as a leading foodservice equipment manufacturer by introducing the conveyor oven that revolutionized the pizza market. In 1989, the company became a broad line equipment manufacturer through the acquisition of the Foodservice Equipment Group of Hussmann Corporation, which included Southbend, Toastmaster and CTX. The company initiated its international distribution and service strategy in 1990 by acquiring a controlling interest in Asbury Associates, Inc., which was renamed Middleby Worldwide in 1999. In 1991, the company established Middleby Philippines Corporation (“MPC”) to provide modular foodservice equipment and custom kitchen fabrications to restaurant and hotel chains in the Pacific Rim and Middle Eastern markets. In 2001, Middleby became one of the largest suppliers of commercial cooking and warming equipment through the acquisition of the commercial cooking subsidiary, Blodgett Holdings, Inc. (“Blodgett”) from Maytag Corporation.

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

Business Divisions and Products

The company conducts its business through two principal business divisions, the Cooking Systems Group and the International Distribution Division. See Note 11 to the Consolidated Financial Statements for further information on the company’s business divisions.

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

Blodgett, known for its durability and craftsmanship, is the leading brand of convection and combi ovens. In demand since the late 1800’s, the Blodgett oven has stood the test of time and set the industry standard. Restaurants, fast-food chains, hotels, hospitals, institutions rely on the Blodgett name.

Pitco Frialator offers a broad line of gas and electric equipment combining reliability with efficiency in simple-to-operate professional frying equipment. Since 1918, Pitco fryers have captured a major market share by offering simple, reliable equipment for cooking menu items such as french fries, onion rings, chicken, donuts, and seafood. By their very design, Pitco’s Frialators offer substantial advances over bottom-fired fryers. The tube-fired heating system creates a larger heat transfer area that quickly heats oil to proper cooking temperatures. Since there is less waiting for oil to heat, your food is less likely to absorb shortening and more likely to maintain flavor. The innovation continues today. Pitco Frialator now offers the Solstice™ Series - a selection of fryers that operate cooler - and smarter - for maximum efficiency. The company also markets pasta cookers and rethermalizers, which are ideal for schools and other largescale kitchen operations that re-heat frozen prepared foods, under the Pitco brand name. Pitco’s unique rethermalizing process improves product consistency while providing for labor and energy savings.

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

Counterline Cooking Equipment Product Group - Toastmaster

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

During the past several decades, growth in the U.S. foodservice industry has been driven primarily by population growth, economic growth and demographic changes, including the emergence of families with multiple wage-earners and growth in the number of higher-income households. These factors have led to a demand for convenience and speed in food preparation and consumption. As a result, U.S. foodservice sales grew for the tenth consecutive year to approximately $393 billion in 2001. Sales in 2002 are projected to increase to $408 billion, an increase of 3.9% over 2001. The quick-service restaurant segment within the foodservice industry has been the fastest growing segment since the mid ‘80’s. Total quick-service sales amounted to $111 billion in 2001 and are expected to increase 3.7% to $115 billion in 2002. The full-service restaurants represent the largest portion of the foodservice industry and represented $140 billion in sales in 2001 and are expected to increase 4.5% to $147 billion in 2002. This segment has seen increased chain concepts and penetration in recent years, particularly in upscale segments, driven by the aging of the baby boom generation.

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

Services and Product Warranty

The company is an industry leader in equipment installation programs and after-sales support and service. The company provides warranty on its products typically for a one-year period and in certain instances greater periods up to ten years. The emphasis on global service increases the likelihood of repeat business and enhances Middleby’s image as a partner and provider of quality products and services. It is critical to major foodservice chains that equipment providers be capable of supporting equipment on a worldwide basis.

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

Research and Development

The company believes its future success will depend in part on its ability to develop new products and to improve existing products. Much of the company’s research and development efforts are directed to the development and improvement of products designed to reduce cooking time, reduce energy consumption or minimize labor costs, while maintaining consistency and quality of cooking production. The company has identified these issues as key concerns of most restaurant operators. The company often identifies product improvement opportunities by working closely with customers on specific applications. Most research and development activities are performed by the company’s technical service and engineering staff located at each manufacturing location. On occasion, the company will contract outside engineering firms to assist with the development of certain technical concepts and applications.

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

Employees

As of December 29, 2001, the company employed 1,222 persons. Of this amount, 486 were management, administrative, sales, engineering and supervisory personnel; 503 were hourly production non-union workers; and 233 were hourly production union members. Included in these totals were 216 individuals employed outside of the United States, of which 149 were management, sales, administrative and engineering personnel, and 67 were hourly production workers, who participate in an employee cooperative. At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on May 1, 2002. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that extends through November 2002. Management believes that the relationships between employees, union and management are good.

Seasonality

The company’s business, taken as a whole, is not materially affected by seasonality.

Item 2. Properties

The company’s principal executive offices are located in Elgin, Illinois. The company operates four manufacturing facilities in the U.S. and one manufacturing facility in the Philippines.

The principal properties of the company are utilized by the Cooking Systems Group segment and are listed below:

Location	Principal Function	Square Footage	Owned/ Leased
Elgin, IL	Manufacturing, Warehousing and Offices	207,000	Owned

Bow, NH	Manufacturing, Warehousing and Offices	102,000	Owned

Fuquay-Varina, NC	Manufacturing, Warehousing and Offices	131,000	Owned

Burlington, VT	Manufacturing, Warehousing and Offices	140,000 89,000	Owned Leased

Laguna, the Philippines	Manufacturing, Warehousing and Offices	54,000	Owned

At various other locations the company leases small amounts of office space for administrative and sales functions, and in certain instances limited short-term inventory storage. These locations are in China, Japan, Korea, Mexico, Spain, Taiwan and the United Kingdom.

Management believes that these facilities are adequate for the operation of the company’s business as presently conducted.

Item 3.Legal Proceedings

The company is routinely involved in litigation incidental to its business, including product liability actions, which are generally covered by insurance or by indemnification from Maytag Corporation. Such routine claims are vigorously contested and management does not believe that the outcome of any such pending litigation will have a material adverse effect upon the financial condition of the company

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders in the fourth quarter of the year ended December 29, 2001.

Item 4A.        Executive Officers of the Registrant

Name	Age	Principal Occupation and Principal Position and Office with the company	First Became Officer
William F. Whitman, Jr.	62	Chairman of the Board of the company and Middleby Marshall	1983
Selim A. Bassoul	45	President and Chief Executive Officer of the company and Middleby Marshall	2000
David B. Baker	44	Vice President, Chief Financial Officer and Secretary of the company and Middleby Marshall	2000

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

In December 2001, the company issued warrant rights in connection with the senior subordinated notes due to the noteholder, American Capital Strategies. The warrant rights allow the noteholder to purchase Middleby common stock at $4.67 per share. The maximum number of shares, which can be issued under the warrants, is 807,326. The number of warrants that may be exercised may be decreased based upon certain prescribed rates of return earned by the noteholder. There were no underwriters involved in the transaction. The warrants and the common stock underlying the warrants were exempt from registration under Section 4(2) of the Securities Act of 1933. The warrants contained, and the shares issuable upon exercise will contain, restrictive legends.

PART II

Item 6. Selected Financial Data

(amounts in thousands, except per share data)
Fiscal Year Ended(1)

	2001	2000	1999	1998	1997

Income Statement Data:
Net sales	$101,552	$126,888	$132,541	$132,320	$148,253
Cost of sales	70,048	81,702	91,551	96,082	102,523

Gross profit	31,504	45,186	40,990	36,238	45,730
Selling and distribution expenses	13,180	15,858	18,694	20,817	22,150
General and administrative expenses	10,390	17,478	14,430	12,304	10,689
Non-recurring expenses	—	—	2,208	3,457	—

Income (loss) from operations	7,934	11,850	5,658	(340)	12,891
Interest expense and deferred financing amortization, net	740	1,204	2,724	2,916	4,136
Other expense (income), net	794	1,503	763	939	413

Earnings (loss) before income taxes	6,400	9,143	2,171	(4,195)	8,342
Provision (benefit) for income taxes	4,764	5,370	3,165	(211)	2,538

Earnings (loss) from continuing operations	1,636	3,773	(994)	(3,984)	5,804
Discontinued operations, net of income tax	—	—	—	—	(564)

Earnings (loss) before extraordinary item	$1,636	$3,773	$(994)	$(3,984)	$5,240

Extraordinary loss, net of income tax	—	(235)	—	—	—

Net earnings (loss)	$1,636	$3,538	$(994)	$(3,984)	$5,240

Basic earnings (loss) per share:
Continuing operations	$0.18	$0.38	$(0.10)	$(0.37)	$0.65
Discontinued operations	—	—	—	—	(0.06)
Extraordinary loss	—	(0.03)	—	—	—

Net earnings(loss) per share	$0.18	$0.35	$(0.10)	$(0.37)	$0.59

Weighted average number of shares outstanding	8,981	9,971	10,161	10,761	8,863

Diluted earnings (loss) per share:
Continuing operations	$0.18	$0.37	$(0.10)	$(0.37)	$0.64
Discontinued operations	—	—	—	—	(0.06)
Extraordinary loss	—	(0.02)	—	—	—

Net earnings(loss) per share	$0.18	$0.35	$(0.10)	$(0.37)	$0.58

Weighted average number of shares outstanding	8,997	10,091	10,277	10,872	9,104

Cash dividends declared per common share	$—	$0.10	$—	$—	$—

Balance Sheet Data:
Working capital	$12,763	$19,084	$28,095	$30,609	$38,790
Total assets(2)	211,397	79,920	99,048	99,679	103,636
Total debt(2)	96,199	8,539	28,135	27,825	27,913
Stockholders’ equity(2)	39,409	37,461	43,168	44,734	52,333

(1)       The company’s fiscal year ends on the Saturday nearest to December 31.

(2)       As restated, see note 3 to the accompanying consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

Subsequent to the issuance of the company’s financial statements for the year ended December 29, 2001, it was determined that the stock warrant rights issued in conjunction with the subordinated senior notes should have been accounted for as a derivative financial instrument in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” instead of as shareholders’ equity, as the warrant rights contain a provision which provides the noteholder with the option to require the company to repurchase the warrant rights from the noteholder at their fair market value (“Put Option”) for cash or debt. Additionally, it was determined that the initial value assigned to the warrant rights was based upon assumptions utilizing the maturity of the notes as the expiry, rather than the 10 year life of the stock warrant rights. Management has determined that the initial value assigned to the stock warrant rights should be revalued based upon the 10 year life and reclassified from Stockholders Equity to Other Non-Current Liabilities on the balance sheet due to the terms of the Put Option. The impact of the restatement to the fiscal 2001 balance sheet is a $0.8 million reduction in Long-Term Debt, a $3.3 million increase in Other Non-Current Liabilities and a $2.5 million reduction in Stockholders Equity. The impact of this revision on net earnings in 2001 is de minimis and does not change reported earnings per share for the year ended December 29, 2001.

In addition, it has been determined that a deferred tax liability associated with the intangible assets acquired in connection with the Blodgett acquisition should have been recorded in accordance with SFAS No. 109, “Accounting for Income Taxes”. The effect of this revision to the fiscal 2001 balance sheet is to increase Goodwill by $10.7 million and increase the Long-term Deferred Tax Liability by $10.7 million. The impact of this revision had no effect on net earnings or earnings per share for the year ended December 29, 2001.

See Note 3 to the consolidated financial statements for summary of principal effects of restatement. Management’s discussion and analysis gives effect to the restatement.

Subsequent Events

See Note 15 to the consolidated financial statements for explanation of subsequent events.

Acquisition

On December 21, 2001, the company completed its acquisition of Blodgett Holdings, Inc. (“Blodgett”) from Maytag Corporation.

The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is subject to change pending additional information that may come to the attention of the company pertaining to the fair values of acquired assets and liabilities and the settlement of post-close adjustments to the purchase price with the seller. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed was recorded as goodwill. Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and certain other intangible assets with indefinite lives acquired in conjunction with the Blodgett acquisition will be subject to the nonamortization provisions of this statement from the date of acquisition.

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

NET SALES SUMMARY
(dollars in thousands)

	Fiscal Year Ended(1)

	2001		2000		1999

	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:
Cooking Systems Group:
Conveyor oven equipment	$40,797	40.2	$51,941	40.9	$48,986	37.0
Core cooking equipment	37,048	36.5	44,233	34.9	41,702	31.4
Counterline cooking equipment	11,071	10.9	12,420	9.8	14,058	10.6
International specialty equipment	4,795	4.7	4,756	3.7	3,166	2.4

Cooking Systems Group	93,711	92.3	113,350	89.3	107,912	81.4

International Distribution Division (2)	21,357	21.0	34,446	27.1	40,352	30.4

Intercompany sales (3)	(13,516)	(13.3)	(20,908)	(16.4)	(16,105)	(12.1)
Other	—	0.0	—	0.0	382	0.3

Total	$101,552	100.0%	$126,888	100.0%	$132,541	100.0%

   (1)  The company’s fiscal year ends on the Saturday nearest to December 31.

   (2)  Consists of sales of products manufactured by Middleby and products manufactured by third parties.

   (3)  Represents the elimination of sales to the company’s International Distribution Division from the Cooking Systems Group.

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)

	2001	2000	1999

Net sales	100.0%	100.0%	100.0%
Cost of sales	69.0	64.4	69.1

Gross profit	31.0	35.6	30.9
Selling, general and administrative expenses	23.2	26.3	25.0
Non-recurring expense	—	—	1.6

Income from operations	7.8	9.3	4.3
Interest expense and deferred financing amortization, net	0.7	0.9	2.1
Other expense, net	0.8	1.2	0.6

Earnings before income taxes	6.3	7.2	1.6
Provision for income taxes	4.7	4.2	2.4

Net earnings (loss)	1.6%	3.0%	(0.8)%

   (1)  The company’s fiscal year ends on the Saturday nearest to December 31.

Fiscal Year Ended December 29, 2001 as Compared to December 30, 2000

Net sales. Net sales in fiscal 2001 decreased 20.0% from $126.9 million in fiscal 2000 to $101.6 million in fiscal 2001.

Net sales of the Cooking Systems Group decreased 17.4% from $113.4 million in fiscal 2000 to $93.7 million in fiscal 2001. Sales of conveyor oven equipment decreased by $11.1 million or 21.5%. The decrease in conveyor oven sales is attributable to lower sales to the major pizza chains as the rate of store openings for certain major customers decreased. Core cooking equipment sales decreased $7.2 million or 16.2% and counterline cooking equipment sales decreased $1.3 million or 10.9% as a result of the general slowdown in the economy and competitive pricing pressures. Sales of international specialty equipment remained consistent with the prior year.

Net sales of the company’s International Distribution Division, Middleby Worldwide, decreased 38.0% from $34.4 million in 2000 to $21.4 million in 2001. The sales decrease was primarily due to decreased store openings of the major pizza chains in the international markets, the effect of weaker foreign currencies resulting in lower U.S. revenues, and the impact of the general slowdown in the global economies.

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

Income taxes. The company recorded a net tax provision of $4.8 million in fiscal 2001 at an effective rate of 74.4%. The effective tax rate reflects foreign losses with no recorded tax benefit and provisions recorded for state tax assessments. In 2000 the company recorded a net tax provision of $5.4 million at an effective rate of 58.7%, which also reflects the impact of foreign losses with no recorded tax benefit.

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

General and administrative expenses increased by $3.0 million or 21.1%, from $14.4 million in 1999 to $17.5 million in 2000. General and administrative expenses for 2000 included $1.5 million associated with the early retirement of the company’s President and Chief Executive Officer. This included the immediate expensing of pension costs that would normally have been recognized ratably over the remainder of his expected years of service. General and administrative expenses also include approximately $0.5 million associated with the closure of several administrative offices and the exit of the related leases, including the lease for the corporate headquarters. Expenses associated with employee benefit and compensation programs, including incentive compensation and retirement benefits also increased from the prior year.

Non-recurring expenses. Non-recurring expenses of $2.2 million were recorded in 1999, comprised of $1.5 million related to severance obligations for headcount reductions and $0.7 million related to office closures. No similar expenses were recorded during fiscal 2000.

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

Income taxes.  The company recorded a net tax provision of $5.4 million in fiscal 2000 at an effective rate of 58.7% primarily related to the company’s domestic earnings, while no benefit was recorded related to losses incurred at certain foreign locations. Despite the recorded tax provision, the company did not pay U.S. federal taxes, other than AMT tax due to tax loss carry-forwards available from prior years. In 1999 the company recorded a net tax provision of $3.2 million at an effective rate of 145.8%, also resulting from foreign tax losses with no recorded benefit.

Extraordinary Item.  During the third quarter of 2000 the company repaid its $15 million unsecured senior note obligation, which was due to mature over a period ending January 10, 2003. An extraordinary charge of $0.4 million, or $0.2 million net of income tax, was recorded related to a prepayment penalty for the early retirement of the note.

Financial Condition and Liquidity

Total cash and cash equivalents increased by $2.3 million to $6.0 million at December 29, 2001 from $3.7 million at December 30, 2000. Net borrowings increased from $8.5 million at December 30, 2000 to $96.2 million at December 29, 2001. The increase in borrowings was to fund the company’s fourth quarter acquisition of Blodgett Holdings, Inc.

Operating activities.  Net cash provided by operating activities before changes in assets and liabilities was $8.6 million in 2001 as compared to net cash provided of $10.9 million in fiscal 2000. Net cash provided by operating activities after changes in assets and liabilities was $13.9 million as compared to net cash provided of $19.3 million in the prior year. Accounts receivable and inventories decreased by $7.1 million and $3.7 million, respectively, as a result of lower sales volumes. Accounts payable decreased by $2.6 million reflecting lower payables related to reduced inventory purchases. Accrued expenses and other liabilities decreased by $3.4 million due to lower reserves for customer rebates resulting from lower sales and lower obligations for pension liabilities resulting from the payout of retirement obligations to the company’s former President and Chief Executive Officer.

Investing activities.  During 2001 net cash used for investing activities amounted to $75.4 million. Net cash used for investing activities included $75.0 million of cash paid in December 2001 associated with the acquisition of Blodgett from Maytag Corporation on December 21, 2001. The remaining $20.1 million of the $95.1 million purchases price was deferred and financed by notes due to Maytag.

The notes due to Maytag are assessed at a rate of 12.0% if paid in cash and 13.5% if payment is made in kind. The Maytag notes are due in December 2006. The notes due to Maytag are subject to adjustment pending finalization of the purchase price as provided by certain provisions within the purchase agreement.

Investing activities also included property additions that amounted to $0.5 million during the year for enhancements to existing computer systems and production capabilities.

Financing activities.  Net cash provided by financing activities amounted to $63.8 million in 2001. The net borrowings were used to fund the acquisition of Blodgett for $75.0 million and the related financing costs of $6.8 million. The company’s sources of financing for the acqusition include a $68.0 million senior credit facility lead by Bank of America and Fleet National Bank and $25.0 million of subordinated senior notes due American Capital Strategies, Ltd.

The senior bank agreement includes a $27.5 million revolving credit facility and $40.5 million in senior bank notes. The senior bank notes comprise two separate tranches of debt for $37.5 million and $3.0 million. Borrowings under revolving credit facility amounted to $13.9 million at December 29, 2001, an increase of $5.6 million from the prior year end. Availability under the revolving credit facility is limited to the amount of collateral as defined by the senior bank agreement, which amounted to $21.0 million as of December 29, 2001.Interest on the revolving credit facility and the $37.5 million senior bank note is assessed at 3.25% above LIBOR. The senior bank note is payable quarterly over a four year period ending December 2005, at which time the revolving credit facility also matures. Interest on the $3.0 million senior bank note is assessed interest at a rate of 4.5% above LIBOR. The $3.0 million senior bank note is to be repaid in one single payment due in June 2006.

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

The terms of the senior bank agreement and subordinated senior note limit the paying of dividends, capital expenditures and leases, and require, among other things, a minimum amount, as defined, of shareholders’ equity, and certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default.

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

Related Party Transactions

The company has two loans outstanding with its Chief Executive Officer. The first loan entered into on November 8, 1999 in the amount of $434,250 is repayable with interest of 6.08% on February 28, 2003 and was established in conjunction with 100,000 shares of common stock purchased by the company on behalf of the officer. In accordance with a special incentive agreement with the officer, the loan will be forgiven by the company if certain targets of Earnings Before Taxes for fiscal years 2000, 2001 and 2002 are achieved. As of December 29, 2001 the company had forgiven one-third of the loan amounting to $144,750 in accordance with this agreement. The loan forgiveness was recorded in general and administrative expenses.

A second loan was entered into on March 1, 2001 in the amount of $300,000 and is repayable with interest of 6.0% on February 24, 2004. This loan was established in conjunction with the company’s commitment to transfer 50,000 shares of common stock from treasury to the officer at $6.00 per share. The market price at the close of business on March 1, 2001 was $5.94 per share. In accordance with a special incentive agreement with the officer, the loan will be forgiven by the company if certain targets of Earnings Before Taxes for fiscal years 2001, 2002, and 2003 are achieved. As of December 29, 2001 none of this loan had been forgiven, as the defined targets had not been achieved.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations”. This statement addresses financial accounting and reporting for business combinations initiated after June 30, 2001, superceding Accounting Principles Board (“APB”) Opinion No. 16 “Business Combinations” and SFAS No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises”. All business combinations in the scope of this statement are to be accounted for using the purchase method of accounting. The company has accounted for its acquisition of Blodgett Holdings, Inc. (“Blodgett”) in accordance with SFAS No. 141.

In June 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets”, superceding APB Opinion No. 17, “Intangible Assets”. This statement addresses how intangible assets that are acquired individually or with a group of other assets (excluding assets acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with this statement, goodwill and certain other intangible assets with indefinite lives will no longer be amortized, but evaluated for impairment based upon financial tests related to the current value for the related assets. As a result there may be more volatility in reported income than under the previous standards because impairment losses are likely to occur irregularly and in varying amounts. The company adopted this statement in the first quarter of 2002 and there was no impact to the consolidated financial statements. Additionally, goodwill and other intangible assets acquired in connection with Middleby’s acquisition of Blodgett have been accounted for consistently with the nonamortization provisions of the statement.

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

Financing related exposure.  The company has significant debt, which it incurred in conjunction with the acquisition. A portion of this debt is subject to fluctuation in interest rates, which could have an negative impact on the company’s interest costs. Additionally, terms of the senior bank agreement and subordinated senior note limit the paying of dividends, capital expenditures and leases, and require, among other things, a minimum amount, as defined, of stockholders’ equity, certain ratios of indebtedness and fixed charge coverage. Noncompliance by the company to satisfy any one of these requirements could result in a significant increase in the company’s financing costs and have a material adverse impact to the company’s financial results and condition. The financing agreements also provide that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document.

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

Product liability matters.  The company is engaged in a business that could expose it to possible liability claims from others, including foodservice operators and their staff, as well as from consumers, for personal injury or property damage due to alleged design or manufacturing defects in the company’s products. The company maintains an umbrella liability insurance policy to cover claims up to $15 million per occurrence. There can be no assurance, however, that the company’s insurance will be sufficient to cover potential claims or that an adequate level of coverage will be available in the future at reasonable cost. A partially insured or a completely uninsured successful claim against the company could have a material adverse effect on the company.

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

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

	Fixed Rate Debt	Variable Rate Debt

	(dollars in thousands)
2002	$47	$10,000
2003	—	10,000
2004	—	9,500
2005	—	21,885
2006	41,767	3,000

	$41,814	$54,385

Fixed rate debt due in 2002 is comprised of capital lease obligations, which bear interest rates approximating 10%. Fixed rate obligations of $41.8 million due in 2006 include $21.7 million of subordinated senior notes which bear an interest rate of 15.5%, of which 2% is payable in kind, upon which the unpaid interest will be added to the principal balance of the notes. The subordinated senior notes are reflected net of a debt discount of $3.3 million, representing the prescribed value of warrants issued in connection with the notes. See Item 5 for further discussion of the warrants. Additional fixed rate debt consists of approximately $20.1 million of notes due to Maytag arising from the acquisition of Blodgett. The notes bear interest of 12% if paid in cash or 13.5% if interest is paid in kind. The amount of notes due to Maytag is subject to change pending post closing purchase price adjustments as provided for under provisions of the purchase agreement.

Variable rate debt consists of $13.9 million of borrowings under a $27.5 million revolving credit facility and $40.5 million in senior bank notes. The secured senior bank notes comprise two separate tranches of debt. The first tranche of debt for $37.5 million is repaid on a quarterly basis over the four-year term ending December 2005. The second tranche of debt for $3.0 million matures with a lump sum payment in June 2006. The secured revolving credit facility and $37.5 million senior bank note bear interest at a rate of 3.25% above LIBOR, or 5.2% as of December 29, 2001. The $3.0 million senior bank note accrues interest at a rate of 4.5% above LIBOR, or 6.4% as of December 29, 2001. On January 11, 2002, in accordance with the senior bank agreement, the company entered into an interest rate swap agreement with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004.

Acquisition Financing Derivative Instruments

In conjunction with subordinated senior notes issued in connection with the financing for the Blodgett acquisition, the company issured 362,226 stock warrant rights and 445,100 conditional stock warrant rights to the subordinated senior noteholder. The warrant rights allow the noteholder to purchase Middleby common stock at $4.67 per share through their expiration on December 21, 2011. The conditional stock warrant rights are exercisable in the circumstance that the noteholder fails to achieve certain prescribed rates of return as defined per the note agreement. After March 15, 2007 or upon a Change in Control the noteholder has the ability to require the company to repurchase these warrant rights at the fair market value. The obligation pertaining to the repurchase of these warrant rights is recorded in Other Non-Current Liabilities at fair market value utilizing a Black-Scholes valuation model. As of December 29, 2001, the fair value of the warrant rights was assessed at $3.3 million. The change in the fair value of the stock warrant rights will be recorded as a gain or loss in the income statement in the related period. The company may experience volatility in earnings caused by fluctuations in the market value of the stock warrant rights resulting from changes in Middleby's stock price, interest rates, or other factors that are incorporated into the valuation of these financial instruments.

Foreign Exchange Derivative Financial Instruments

The company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward and option purchase contracts outstanding at December 29, 2001, the fair value of which was less than $0.1 million at the end of the year:

Sell	Purchase	Maturity
600,000,000 South Korean Won	$ 472,100 US Dollars	December 31, 2001
460,000,000 South Korean Won	$ 359,700 US Dollars	December 31, 2001
40,000,000 Taiwan Dollar	$ 1,159,420 US Dollars	December 31, 2001
40,000,000 Taiwan Dollar	$ 1,141,880 US Dollars	January 28, 2002
1,000,000 Euro Dollar	$ 902,500 US Dollars	January 18, 2002
1,000,000 Euro Dollar	$ 876,700 US Dollars	March 19, 2002

The company accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was adopted in the first quarter of 2001. In accordance with SFAS No. 133, as amended, these instruments are recognized on the balance sheet as either an asset or a liability measured at fair value. Changes in the market value and the related foreign exchange gains and losses are recorded in the statement of earnings.

Item 8.           Financial Statements and Supplementary Data

The following consolidated financial statement schedule is included in response to Item 14(d).

Schedule II - Valuation and Qualifying Accounts and Reserves	57

All other schedules for which provision is made to applicable regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
of The Middleby Corporation

We have audited the accompanying consolidated balance sheet of The Middleby Corporation and Subsidiaries as of December 29, 2001, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year ended December 29, 2001. Our audit also included the financial statement schedule listed in the Index at Item 8, Part II for the year ended December 29, 2001. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the 200l financial statements and financial statement schedule based on our audit. The financial statements and financial statement schedules as of December 30, 2000 and for each of the years ended in the two-year period then ended, before the reclassifications discussed in the reclassification section of Note 3 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and stated that such 2000 and 1999 financial statement schedules, when considered in relation to the 2000 and 1999 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated March 21, 2002. Those auditors also reported on the Company’s financial statements prior to the restatement referred to below.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Middleby Corporation and Subsidiaries as of December 29, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic 2001 consolidated financial statements taken as a whole, present fairly in all material respects the 2001 information set forth therein.

As discussed in Note 3, the accompanying 2001 consolidated financial statements have been restated.

As discussed above, the financial statements of The Middleby Corporation and Subsidiaries as of December 30, 2000 and for the two years in the period then ended, were audited by other auditors who have ceased operations. As described in the reclassification section of Note 3, those financial statements have been revised to include additional disclosures relating to the components comprising cash, accounts payable, shareholder receivable and paid-in-capital. We audited the reclassifications described in the reclassification section of Note 3 that were applied to revise the 2000 and 1999 financial statements. Our procedures included (1) comparing the previously reported cash, accounts payable, shareholder receivable and paid-in-capital balances to previously issued financial statements, (2) comparing the cash, accounts payable, shareholder receivable and paid-in-capital balances to the Company's underlying analysis obtained from management, and (3) testing the mathematical accuracy of the underlying analysis. In our opinion, such reclassifications are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2000 and 1999 financial statements of the Company other than with respect to such reclassifications and, accordingly, we do not express an opinion or any other form of assurance on the 2000 and 1999 financial statements are taken as a whole.

Deloitte & Touche LLP
Chicago, Illinois

March 7, 2003

The following is a copy of the previously issued report of Arthur Andersen LLP, which has ceased operations and which report has not been reissued in connection with this Form 10-K/A, on the consolidated balance sheets of The Middleby Corporation and Subsidiaries at December 29, 2001 and December 30, 2000 and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2001. Arthur Andersen LLP reported on such financial statements prior to the restatement discussed in Note 3.

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

Arthur Andersen LLP

Chicago, Illinois
March 21, 2002

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 29, 2001 AND DECEMBER 30, 2000
(amounts in thousands, except share data)

	(as restated see note 3)

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$5,997	$3,704
Accounts receivable, net	25,158	18,879
Inventories, net	29,115	18,372
Prepaid expenses and other	1,178	976
Current deferred taxes	11,291	4,141

Total current assets	72,739	46,072
Property, plant and equipment, net	30,598	18,968
Goodwill	74,005	12,537
Other intangibles	26,466	519
Deferred taxes	—	1,224
Other assets	7,589	600

Total assets	$211,397	$79,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,047	$249
Accounts payable	11,491	8,821
Accrued expenses	38,438	17,918

Total current liabilities	59,976	26,988
Long-term debt	86,152	8,290
Long-term deferred tax liability	8,698	—
Other non-current liabilities	17,162	7,181
Stockholders’ equity:
Preferred stock, $.01 par value; none issued	—	—
Common stock, $.01 par value, 11,024,396 and 11,021,896 shares issued in 2001 and 2000, respectively	110	110
Shareholder receivable	(290)	(290)
Paid-in capital	53,884	53,875
Treasury stock at cost; 2,052,474 and 2,015,409 shares in 2001 and 2000, respectively	(11,997)	(11,777)
Retained earnings (accumulated deficit)	(1,029)	(2,665)
Accumulated other comprehensive loss	(1,269)	(1,792)

Total stockholders’ equity	39,409	37,461

Total liabilities and stockholders’ equity	$211,397	$79,920

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000
AND JANUARY 1, 2000

(amounts in thousands, except per share data)

	2001	2000	1999

Net sales	$101,552	$126,888	$132,541
Cost of sales	70,048	81,702	91,551

Gross profit	31,504	45,186	40,990
Selling and distribution expenses	13,180	15,858	18,694
General and administrative expenses	10,390	17,478	14,430
Non-recurring expenses	—	—	2,208

Income from operations	7,934	11,850	5,658
Net interest expense and deferred financing amortization	740	1,204	2,724
Other expense, net	794	1,503	763

Earnings before income taxes	6,400	9,143	2,171
Provision for income taxes	4,764	5,370	3,165

Earnings (loss) before extraordinary item	1,636	3,773	(994)
Extraordinary loss, net of income tax	—	(235)	—

Net earnings (loss)	$1,636	$3,538	$(994)

Basic earnings (loss) per share:
Before extraordinary item	$0.18	$0.38	$(0.10)
Extraordinary loss	—	(0.03)	—

Net earnings (loss) per share	$0.18	$0.35	$(0.10)

Diluted earnings (loss) per share:
Before extraordinary item	$0.18	$0.37	$(0.10)
Extraordinary loss	—	(0.02)	—

Net earnings (loss) per share	$0.18	$0.35	$(0.10)

Weighted average number of shares
Basic	8,981	9,971	10,161
Dilutive stock options	16	120	116

Diluted	8,997	10,091	10,277

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000
AND JANUARY 1, 2000
(amounts in thousands)

	Common Stock	Shareholder Receivable	Paid-in Capital	Treasury Stock	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholder’s Equity

Balance, January 2, 1999	$110	$—	$54,602	$(3,309)	$(4,303)	$(2,366)	$44,734

Comprehensive income:
Net loss	—	—	—	—	(994)	—	(994)
Currency translation adjustments	—	—	—	—	—	(288)	(288)
Decrease in minimum pension liability, net of tax of $38	—	—	—	—	—	98	98

Net comprehensive income	—	—	—	—	(994)	(190)	(1,184)
Exercise of stock options	—	—	52	—	—	—	52
Shareholder loan	—	(434)	—	—	—	—	(434)

Balance, January 1, 2000	$110	$(434)	$54,654	$(3,309)	$(5,297)	$(2,556)	$43,168

Comprehensive income:
Net earnings	—	—	—	—	3,538	—	3,538
Currency translation adjustments	—	—	—	—	—-	549	549
Decrease in minimum pension liability, net of tax of $86	—	—	—	—	—	215	215

Net comprehensive income	—	—	—	—	3,538	764	4,302
Exercise of stock options	—	—	143	—	—-	—	143
Loan Forgiveness	—	144	—	—	—	—	144
Warrant retirement	—	—	(922)	—	—	—	(922)
Purchase of treasury stock	—	—	—	(8,468)	—	—	(8,468)
Dividend payment	—	—	—	—	(906)	—	(906)

Balance, December 30, 2000	$110	$(290)	$53,875	$(11,777)	$(2,665)	$(1,792)	$37,461

Comprehensive income:
Net earnings	—	—	—	—	1,636	—	1,636
Currency translation adjustments	—	—	—	—	—	563	563
Increase in minimum pension liability, net of tax of $(17)	—	—	—	—	—	(40)	(40)

Net comprehensive income	—	—	—	—	1,636	523	2,159
Exercise of stock options	—	—	9	—	—	—	9
Issuance of treasury stock	—	—	—	93	—	—	93
Purchase of treasury stock	—	—	—	(313)	—	—	(313)

Balance, December 29, 2001	$110	$(290)	$53,884	$(11,997)	$(1,029)	$(1,269)	$39,409

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000
AND JANUARY 1, 2000
(amounts in thousands)

	2001	2000	1999

Cash flows from operating activities—
Net earnings (loss)	$1,636	$3,538	$(994)
Adjustments to reconcile net earnings to net cash provided by operating activities—
Depreciation and amortization	3,582	3,661	3,509
Non-cash portion of tax provision	3,394	3,690	2,560
Non-cash portion of non-recurring expense	—	—	300
Changes in assets and liabilities, net of acquisitions -
Accounts receivable, net	7,101	6,040	(454)
Inventories, net	3,682	(1,488)	3,548
Prepaid expenses and other assets	564	208	980
Accounts payable	(2,633)	(40)	(2,068)
Accrued expenses and other liabilities	(3,380)	3,654	2,381

Net cash provided by operating activities	13,946	19,263	9,762

Cash flows from investing activities—
Additions to property and equipment	(469)	(656)	(1,401)
Acquisition of Blodgett	(74,998)	—	—
Purchase of subsidiary minority interest	—	—	(203)

Net cash (used in) investing activities	(75,467)	(656)	(1,604)

Cash flows from financing activities—
Proceeds (repayments) under revolving credit facilities	5,641	4,906	(145)
Proceeds from senior secured bank notes	40,500	—	—
Proceeds from subordinated senior note	25,013	—	—
Acquisition financing costs	(6,841)	—	—
Proceeds (repayments) under intellectual property lease	—	(8,939)	290
Retirement of note obligation	—	(15,000)	—
Retirement of warrant associated with note obligation	—	(922)	—
Repurchase of treasury stock	(313)	(8,468)	—
Issuance of treasury stock	93	—	—
Payment of special dividend	—	(906)	—
Proceeds from stock issuances	9	143	52
Shareholder loan	—	—	(434)
Other financing activities, net	(288)	(253)	(153)

Net cash provided by (used in) financing activities	63,814	(29,439)	(390)

Changes in cash and cash equivalents—
Net increase (decrease) in cash and cash equivalents	2,293	(10,832)	7,768
Cash and cash equivalents at beginning of year	3,704	14,536	6,768

Cash and cash equivalents at end of year	$5,997	$3,704	$14,536

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

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

(2)       ACQUISITION

On December 21, 2001, the company completed its acquisition of Blodgett Holdings, Inc. (“Blodgett”) from Maytag Corporation.

The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is subject to change pending finalization of studies of fair value and the settlement of post-close adjustments to the purchase price with the seller. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed was recorded as goodwill. Under Statement of Financial Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, goodwill and certain other intangible assets in conjunction with the Blodgett acquisition will be subject to the nonamortization provisions of this statement from the date of acquisition.

The preliminary allocation of net cash paid for the Blodgett acquisition as of December 29, 2001 is summarized as follows (in thousands):

Current assets	$36,957
Property, plant and equipment	13,863
Goodwill	62,008
Other intangibles	26,300
Liabilities	(44,076)

Total purchase price	95,052
Less: Notes due to seller	20,054

Net cash paid for Blodgett	$74,998

See Note 15 for finalization of purchase price.

The goodwill of $62.0 million and other intangible assets of $26.3 million, which is comprised of trademarks, are subject to the non-amortization provisions of SFAS No. 142 and are allocable to the Cooking Systems Group for purposes of segment reporting (See Note 11 for further discussion). Neither of these assets is anticipated to be deductible for income taxes.

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

	December 29, 2001	December 30, 2000

	(in thousands, except per share data)
Net sales	$225,720	$259,254

Net earnings before extraordinary item	$1,501	$4,045
Net earnings	$1,501	$3,810

Net earnings (loss) per share:
Basic	$0.17	$0.38
Diluted	$0.17	$0.38

(3)         RESTATEMENT AND RECLASSIFICATIONS

            RESTATEMENT

Subsequent to the issuance of the company’s financial statements for the year ended December 29, 2001 and the quarter ended March 30, 2002, it was determined that the stock warrant rights issued in conjunction with the subordinated senior notes should have been accounted for as a derivative financial instrument in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities”, instead of as Shareholders’ equity, as the warrant rights contain a provision which provides the noteholder with the option to require the company to repurchase the warrant rights from the noteholder at their fair market value (“Put Option”) for cash or debt. Additionally, it was determined that the initial value assigned to the warrant rights was based upon assumptions utilizing the maturity of the notes as the expiry, rather than the 10 year life of the stock warrant rights. Management has determined that the initial value assigned to the stock warrant rights should be revalued based upon the 10-year life and reclassified from Stockholders’ Equity to Other Non-Current Liabilities on the balance sheet due to the terms of the Put Option. The impact of the restatement to the fiscal 2001 balance sheet is a $0.8 million reduction in Long-Term Debt, a $3.3 million increase in Other Non-Current Liabilities and a $2.5 million reduction in Stockholders’ Equity. The impact of this revision on net earnings in 2001 is de minimis and does not change reported earnings per share for the year ended December 29, 2001.

In addition, it has been determined that a deferred tax liability associated with the intangible assets acquired in connection with the Blodgett acquisition should have been recorded in accordance with SFAS No. 109, “Accounting for Income Taxes”. The effect of this revision to the fiscal 2001 balance sheet is to increase Goodwill by $10.7 million and increase the Long-term Deferred Tax Liability account by $10.7 million. The impact of this revision had no effect on net earnings or earnings per share for the year ended December 29, 2001.

Reclassifications

In addition, the company has made certain reclassifications to the prior year financial statements. These reclassifications affect primarily cash, accounts payable and individual components of stockholders’ equity. Negative cash balances without right of offset of $2.2 million and $1.6 million were reclassified from cash to accounts payable for fiscal years 2001 and 2000, respectively. Shareholder receivable of $0.3 million, $0.3 million and $0.4 million were reclassified from paid-in-capital for fiscal years 2001, 2000 and 1999, respectively.

The consolidated financial statements for the year ended December 29, 2001 contained herein have been restated to incorporate all of these adjustments and reclassifications are summarized as follows:

	December 29, 2001

	As Previously Reported	As Restated

Cash	$3,795	$5,997
Goodwill and other intangibles	89,793	—
Goodwill	—	74,005
Other intangibles	—	26,466
Deferred taxes	1,980	—
Total assets	200,497	211,397

Accounts payable	9,289	11,491
Long-term debt	86,916	86,152
Long-term deferred tax liability	—	8,698
Other non-current liabilities	13,862	17,162
Shareholder receivable	—	(290)
Paid-in capital	56,130	53,884
Total liabilities and stockholders’ equity	200,497	211,397

(4)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(d)    Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for Blodgett inventory have been determined using the last-in, first-out (“LIFO”) method. Had the inventories been valued using the first-in, first-out (“FIFO”) method, the amount would not have differed materially from the amounts as determined using the LIFO method. Costs for Middleby inventory have been determined using the first-in, first-out (“FIFO”) method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at December 29, 2001 and December 30, 2000 are as follows:

	2001	2000

	(dollars in thousands)

Raw materials and parts	$7,201	$5,515
Work in process	5,355	3,985
Finished goods	16,559	8,872

	$29,115	$18,372

(e)    Property, Plant and Equipment

Property, plant and equipment are carried at cost as follows:

	2001	2000

	(dollars in thousands)

Land	$4,925	$3,322
Building and improvements	17,614	12,732
Furniture and fixtures	8,445	8,179
Machinery and equipment	21,799	14,924

	52,783	39,157
Less accumulated depreciation	(22,185)	(20,189)

	$30,598	$18,968

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

(f)     Goodwill and Other Intangibles

The excess purchase price over net assets acquired has historically been amortized using a straight-line method over periods of 3 to 40 years. Amounts presented are net of accumulated amortization of $7,376,000 and $7,391,000 at December 29, 2001 and December 30, 2000, respectively. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a finite life, and addresses the impairment testing and recognition for goodwill and intangible assets. This pronouncement applies to goodwill and intangible assets arising from transactions completed before and after the date of adoption. Effective with the first quarter of 2002, the company ceased amortization of goodwill and indefinite-lived intangibles. Goodwill and other intangibles, consisting of trademarks, are reviewed for impairment annually or whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. For long-lived assets held for use, an impairment loss is recognized when the estimated undiscounted cash flows produced by an asset are less than the asset’s carrying value.

(g)    Accrued Expenses

Accrued expenses consist of the following at December 29, 2001 and December 30, 2000, respectively:

	2001	2000

	(dollars in thousands)

Accrued payroll and related expenses	$6,586	$6,253
Accrued customer rebates	3,933	3,479
Accrued commissions	1,321	925
Accrued warranty	9,179	1,449
Accrued acquisition costs	3,200	—
Accrued severance and plant closures	6,497	—
Other accrued expenses	7,722	5,812

	$38,438	$17,918

(h)    Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive loss as reported in the consolidated balance sheets:

	2001	2000

	(dollars in thousands)

Currency translation adjustments	$(154)	$(717)
Minimum pension liability	(1,115)	(1,075)

	$(1,269)	$(1,792)

(i)     Fair Value of Financial Instruments

Due to their short-term nature, the carrying value of the company’s cash and cash equivalents and receivables approximate fair value. The fair value of long-term debt as of December 29, 2001, which is disclosed in Note 8, approximates fair value. The company’s derivative instruments are based on market prices when available or are derived from financial valuation methodologies.

(j)     Foreign Currency

Foreign currency transactions are accounted for in accordance with SFAS No. 52 “Foreign Currency Translation.” Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur. The exchange losses amounted to $0.8 million in fiscal 2001.

(k)    Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(l)     Revenue Recognition

The company recognizes revenue on the sale of its products upon transfer of title, which occurs at the time of shipment, and collectability is reasonably assured. The sale prices of the products are fixed and determinable at the time of title transfer. Sales are reported net of sales returns, sales incentives and cash discounts based on prior experience and other quantitative and qualitative factors.

(m)   Research and Development Costs

Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $1,219,000, $1,346,000 and $1,505,000 in fiscal 2001, 2000 and 1999, respectively.

(n)    Earnings Per Share

In accordance with SFAS No. 128 “Earnings Per Share”, “basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding, warrants and other dilutive securities.

The company’s potentially dilutive securities consist of shares issuable on exercise of outstanding options computed using the treasury method and amounted to 16,000, 120,000 and 116,000 for fiscal 2001, 2000 and 1999, respectively. Stock options amounting to 322,000 at prices from $6.00 to $9.63, 298,000 at prices from $7.06 to $9.63 and 323,000 at prices from $5.63 to $9.63 for fiscal 2001, 2000 and 1999, respectively, were excluded from the common share equivalents, as they were anti-dulutive.

(o)    Consolidated Statements of Cash Flows

Cash paid for interest was $402,000, $2,307,000 and $2,335,000 in fiscal 2001, 2000 and 1999, respectively. Cash payments totaling $1,369,000, $1,162,000 and $204,000 were made for income taxes during fiscal 2001, 2000 and 1999, respectively.

(p)    New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”. This statement addresses financial accounting and reporting for business combinations initiated after June 30, 2001, superceding Accounting Principles Board (“APB”) Opinion No. 16 “Business Combinations” and SFAS No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises”. All business combinations in the scope of this statement are to be accounted for using the purchase method of accounting. The company has accounted for its acquisition of Blodgett Holdings, Inc. (“Blodgett”) in accordance with SFAS No. 141.

In June 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets”, superceding APB Opinion No. 17, “Intangible Assets”. This statement addresses how intangible assets that are acquired individually or with a group of other assets (excluding assets acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with this statement, goodwill and certain other intangible assets with indefinite lives will no longer be amortized, but evaluated for impairment based upon financial tests related to the current value for the related assets. As a result there may be more volatility in reported income than under the previous standards because impairment losses are likely to occur irregularly and in varying amounts. The company adopted this statement in the first quarter of 2002 and there was no impact to the consolidated financial statements. Additionally, goodwill and other intangible assets acquired in connection with Middleby’s acquisition of Blodgett has been accounted for consistently with the nonamortization provisions of the statement.

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

(5)       FINANCING ARRANGEMENTS

The following is a summary of long-term debt at December 29, 2001 and December 30, 2000:

	2001	2000

	(dollars in thousands)

Senior secured revolving credit line	$13,885	$8,244
Senior secured bank note A	37,500	—
Senior secured bank note B	3,000	—
Subordinated senior note	21,713	—
Notes to Maytag	20,054	—
Other financing	47	295

Total debt	$96,199	$8,539
Less current maturities of long-term debt	10,047	249

Long-term debt	$86,152	$8,290

As of December 29, 2001, the company had total borrowings under its senior bank agreement of $54.4 million. The senior bank agreement provides for maximum available borrowings of $68.0 million including $27.5 million under a revolving credit facility and $40.5 million in bank notes. Availability under the revolving credit facility is limited to the amount of collateral as defined by the senior bank agreement, which amount to $21.0 million as of December 29, 2001. Borrowings of $13.9 under the revolving credit facility and $37.5 million under senior bank note A are assessed interest at floating rates of 3.25% above LIBOR. The interest rate is adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. At December 29, 2001, the interest rate on borrowings was 5.2%. A variable commitment fee, based upon the indebtedness ratio, of 0.5% is charged on the unused portion of the line of credit. The secured senior bank note A is payable quarterly over a four year period ending December 2005, upon which the senior revolving credit line also becomes due. The $3.0 million of borrowings under the secured senior note B are assessed interest at a rate of 4.5% above LIBOR. At December 29, 2001 the interest rate on the note was 6.4%. The note matures with a single payment in June 2006. Interest on all senior borrowings is paid quarterly. In January 2002, in accordance with the senior bank agreement, the company entered into an interest rate swap agreement with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004.

Borrowings under the subordinated senior note due American Capital Strategies are assessed interest at a rate of 15.5%, of which 2% is made as a payment in kind resulting in an increase to the principal balance of the notes. Interest is assessed on a monthly basis. The unsecured senior note is repayable upon its maturity in September 2006. Borrowings under the subordinated senior note agreement are reflected net of a $3.3 million debt discount, representing the prescribed value of warrants issued in conjunction with the notes. See Note 3 and Note 8 for further discussion of the warrants.

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

The aggregate amount of long-term debt payable during each of the next five years is as follows:

(dollars in thousands)

2002	$10,047
2003	10,000
2004	9,500
2005	21,885
2006	44,767

$96,199

The reported values of debt at December 29, 2001, which primarily relate to agreements entered into December 2001, approximate fair value.

(6)       COMMON AND PREFERRED STOCK

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

(c)       Warrants

In December 2001, the company issued stock warrant rights in connection with the subordinated senior notes due to American Capital Strategies. The warrant rights allow the noteholder to purchase 362,226 shares of Middleby common stock at $4.67 per share. Conditional stock warrant rights of 445,100 were also issued at $4.67 per share which become excercisable only if the noteholder fails to achieve certain prescribed rates of return. See Note 3 and Note 8 for further discussion.

(d)      Stock Options

The company maintains a 1998 Stock Incentive Plan (the “Plan”), as adopted effective as of February 19, 1998, which provides rights to key employees to purchase shares of common stock at specified exercise prices. The Plan supercedes the 1989 Stock Incentive Plan, as amended, and no further options will be granted under the 1989 Plan. A maximum amount of 550,000 shares can be issued under the Plan. Options may be exercised upon certain vesting requirements being met, but expire to the extent unexercised within a maximum of ten years from the date of grant. Options typically vest over a four-year period from the date of grant. The weighted average of options exercised and forfeited during fiscal 2001 were $4.875 and $4.50 per share, respectively.

In addition to the above Plan, certain directors of the company have options outstanding at December 29, 2001 for 1,000 shares exercisable at $1.875 per share, that expire on May 6, 2002, 60,000 shares exercisable at $7.50 per share that expire on February 14, 2006 and 21,000 shares exercisable at $6.00 per share that expire on May 11, 2005. The weighted average of options forfeited during fiscal 2001 were $7.25 per share. The shares held by directors are fully vested.

A summary of stock option activity is presented below:

Stock Option Activity	Employees	Directors	Option Price Per Share

Outstanding at January 2, 1999	291,988	76,000

Granted	70,800	—	$4.50

Exercised	(13,250)	—	$1.250 to $5.625

Forfeited	(31,488)	—	$2.625 to $5.625

Outstanding at January 1, 2000	318,050	76,000

Granted	18,000	24,000	$6.00 to 7.0625

Exercised	(32,875)	—	$1.25 to $5.625

Forfeited.	(15,050)	—	$4.50 to $5.25

Outstanding at December 30, 2000	288,125	100,000

Granted	—	—

Exercised	(2,500)	—	$4.50 to $5.25

Forfeited.	(4,000)	(18,000)	$4.50 to $7.50

Outstanding at December 29, 2001	281,625	82,000

Weighted average price	$6.62	$7.05

Exercisable at December 29, 2001	127,963	82,000

Weighted average price	$6.47	$7.05

The following summarizes the options outstanding and exercisable for the employee stock plan by exercise price, at December 29, 2001:

Exercise Price	Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Remaining life

$4.50	48,625	2.47	28,463	2.42
$5.25	10,000	4.84	10,000	4.84
$7.063	18,000	3.13	4,500	3.13
$7.094	200,000	6.14	80,000	6.14
$9.625	5,000	5.56	5,000	5.56

	281,625	5.26	127,963	5.08

As permitted under SFAS No. 123: “Accounting for Stock-Based Compensation”, the company has elected to follow APB Opinion No. 25: “Accounting for Stock Issued to Employees” in accounting for stock-based awards to employees and directors. Under APB No. 25, because the exercise price of the company’s stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized in the company’s financial statements for all periods presented.

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123. This information is required to be determined as if the company had accounted for its employee and director stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The weighted average estimated fair value of stock options granted in fiscal 2000 and 1999 was $3.04 and $2.67 per share, respectively. The fair value of options has been estimated at the date of grant using a Black-Scholes option pricing model with the following general assumptions: risk-free interest rate of 5.5 to 5.8 percent, no expected dividend yield, expected lives of 3.5 to 9.0 years and expected volatility of 25 to 60 percent.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The company’s pro forma net earnings and per share data is as follows:

	2001	2000	1999

	(dollars in thousands, except per share data)

Net earnings (loss)	$1,525	$3,424	$(1,061)

Per share:

Basic	$0.17	$0.34	$(0.10)

Diluted	$0.17	$0.34	$(0.10)

(7)       INCOME TAXES

Earnings before taxes and extraordinary losses is summarized as follows:

	2001	2000	1999

	(dollars in thousands)

Domestic	$8,157	$10,555	$6,248
Foreign	(1,757)	(1,412)	(4,077)

Total	$6,400	$9,143	$2,171

The provision (benefit) for income taxes is summarized as follows :

	2001	2000	1999

	(dollars in thousands)

Federal	$3,235	$4,083	$2,740
State and local	965	445	270
Foreign	564	842	155

Total	$4,764	$5,370	$3,165

Current	$4,120	$4,744	$4,075
Deferred	644	626	(910)

Total	$4,764	$5,370	$3,165

Reconciliation of the differences between income taxes computed at the Federal statutory rate to the effective rate are as follows:

	2001	2000	1999

U.S. federal statutory tax rate	34.0%	34.0%	34.0%

Permanent book vs. tax differences	6.0	3.9	17.7
Foreign tax losses with no benefit and rate differentials	18.4	16.6	81.7
State taxes, net of federal benefit	16.0	4.2	12.4

Consolidated effective tax rate before extraordinary items	74.4%	58.7%	145.8%

At December 29, 2001 and December 30, 2000, the company had recorded the following deferred tax assets and liabilities, which were comprised of the following:

	2001	2000

	(dollars in thousands)
Deferred tax assets:
Federal net operating loss carry-forwards	$—	$748
Tax credit carry-forwards	935	1,813
Foreign net operating loss carry-forwards	819	744
Accrued pension benefits	595	1,868
Receivable related reserves	1,226	543
Inventory reserves	2,499	514
Accrued warranty	3,359	487
Accrued severance and plant closure	4,567	—
Other	3,950	1,106
Valuation allowance	(819)	(1,702)

Deferred tax assets	$17,131	$6,121

Deferred tax liabilities:
Intangible assets	$(10,678)	$—
LIFO reserves	(957)	—
Depreciation	(2,903)	(756)

Deferred tax liabilities	$(14,538)	$(756)

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

(8)       FINANCIAL INSTRUMENTS

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. The statement requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Derivatives that do not qualify as a hedge must be adjusted to fair value in earnings. If the derivative does qualify as a hedge under SFAS No. 133, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments or recognized in other accumulated comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge’s change in fair value will be immediately recognized in earnings.

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of December 29, 2001 the company had forward contracts to purchase $4.9 million U.S. Dollars with various foreign currencies, all of which mature in the next fiscal quarter. The fair value of these forward contracts were less than $0.1 million at the end of the year.

Stock Warrant Rights: In conjunction with Subordinated senior notes issued in connection with the financing for the Blodgett acquisition, the company issued 362,226 stock warrant rights and 445,100 conditional stock warrant rights to the subordinated senior noteholder. The warrant rights allow the noteholder to purchase Middleby common stock at $4.67 per share through their expiration on December 21, 2011. The conditional stock warrant rights are exercisable in the circumstance that the noteholder fails to achieve certain prescribed rates of return as defined per the note agreement. After March 15, 2007 or upon a Change in Control as defined per the note agreement, the subordinated senior noteholder has the ability to require the company to repurchase these warrant rights at the fair market value. The obligation pertaining to the repurchase of these warrant rights is recorded in Other Non-Current Liabilities at fair market value utilizing a Black-Scholes valuation model. As of December 29, 2001, the fair value of the warrant rights was assessed at $3.3 million. The change in the fair value of the stock warrant rights will be recorded as a gain or loss in the income statement in the related period. The company may experience volatility in earnings caused by fluctuations in the market value of the stock warrant rights resulting from changes in Middleby's stock price, interest rates, or other factors that are incorporated into the valuation of these financial instruments.

(9)       COMMITMENTS AND CONTINGENCIES

The company leases office facilities and equipment under operating leases, which expire in fiscal 2002 and thereafter. Rental expense was $528,000, $1,230,000 and $1,773,000 in fiscal 2001, 2000 and 1999, respectively. Future minimum rental payments under these leases are as follows:

(dollars in thousands)

2002	$ 1,552
2003	1,329
2004	1,220
2005	1,073
2006 and thereafter	6,763

$11,937

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

(10)     NON-RECURRING EXPENSES

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

(11)     SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The company evaluates individual segment performance based on operating income. Management believes that intersegment sales are made at established arms length transfer prices.

The following table summarizes the results of operations for the company’s business segments (1)(dollars in thousands):

	Cooking Systems Group	International Distribution	Corporate and Other(2)	Eliminations(3)	Total

2001
Net sales	$93,711	$21,357	—	$(13,516)	$101,552
Operating income	11,986	(655)	(3,347)	(50)	7,934
Depreciation expense	2,303	163	222	—	2,688
Net capital expenditures	223	76	170	—	469
Total assets	188,396	16,307	10,625	(3,931)	211,397
Long-lived assets(4)	131,593	443	6,622	—	138,658

2000
Net sales	$113,350	$34,446	—	$(20,908)	$126,888
Operating income	18,903	667	(7,653)	(67)	11,850
Depreciation expense	2,378	182	195	—	2,755
Net capital expenditures	570	107	(21)	—	656
Total assets	54,884	18,044	7,082	(90)	79,920
Long-lived assets(4)	19,280	665	13,903	—	33,848

1999
Net sales	$107,912	$40,352	$382	$(16,105)	$132,541
Operating income	13,644	(2,206)	(5,538)	(242)	5,658
Non-recurring expense	692	245	1,271	—	2,208
Depreciation expense	2,350	299	96	—	2,745
Net capital expenditures	1,049	246	106	—	1,401
Total assets	55,915	20,417	25,177	(2,461)	99,048
Long-lived assets(4)	20,962	1,138	16,570	—	38,670

   (1)  Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, gains and losses on acquisition financing derivatives, and other income and expenses items outside of income from operations.

   (2)  Includes corporate and other general company assets and operations.

   (3)  Includes elimination of intercompany sales, profit in inventory, and intercompany receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

   (4)  Long-lived assets of the Cooking Systems Group includes assets located in the Philippines which amounted to $2,990, $3,279 and $3,738 in 2001, 2000 and 1999, respectively.

Net sales by each major geographic region are as follows:

	2001	2000	1999

	(dollars in thousands)
United States and Canada	$74,082	$93,303	$93,587

Asia	12,132	12,056	11,434
Europe and Middle East	9,603	11,539	14,778
Latin America	5,735	9,990	12,742

Total international	27,470	33,585	38,954

	$101,552	$126,888	$132,541

(12)     RELATED PARTY TRANSACTION

The company has two loans outstanding with its Chief Executive Officer. The first loan entered into on November 8, 1999 in the amount of $434,250 is repayable with interest of 6.08% on February 28, 2003 and was established in conjunction with 100,000 shares of common stock purchased by the company on behalf of the officer. In accordance with a special incentive agreement with the officer, the loan will be forgiven by the company if certain targets of Earnings Before Taxes for fiscal years 2000, 2001 and 2002 are achieved. As of December 29, 2001 the company had forgiven one-third of the loan amounting to $144,750 in accordance with this agreement. The loan forgiveness was recorded in general and administrative expenses.

A second loan was entered into on March 1, 2001 in the amount of $300,000 and is repayable with interest of 6.0% on February 24, 2004. This loan was established in conjunction with the company’s commitment to transfer 50,000 shares of common stock from treasury to the officer at $6.00 per share. The market price at the close of business on March 1, 2001 was $5.94 per share. In accordance with a special incentive agreement with the officer, the loan will be forgiven by the company if certain targets of Earnings Before Taxes for fiscal years 2001, 2002, and 2003 are achieved. As of December 29, 2001 none of this loan had been forgiven, as the defined targets had not been achieved.

(13)     EMPLOYEE BENEFIT PLANS

The company maintains a non-contributory defined benefit plan for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the company. The plan is funded in accordance with provisions of the Employee Retirement Income Security Act of 1974.

The company also maintains retirement benefit agreements with its Chairman and a non-qualified defined benefit retirement plan for certain officers. The retirement benefits are based upon a percentage of the officer’s final base salary and number of years of employment. Additionally, the company maintains a retirement plan for non-employee directors. The plan provides for an annual benefit upon retirement from the Board of Directors at age 70, equal to 100% of the director’s last annual retainer, payable for a number of years equal to the director’s years of service up to a maximum of 10 years.

The assets of the defined benefit plans consist principally of marketable equity securities and government and corporate debt securities. A summary of the plans’ benefit obligations, funded status, and net balance sheet position is as follows:

	(dollars in thousands)
	2001 Union Plan	2001 Executive Plans	2000 Union Plan	2000 Executive Plans

Change in Benefit Obligation:
Benefit obligation – beginning of year	$2,894	$5,572	$2,789	$3,634

Service cost	70	157	135	1,202
Interest on benefit obligations	252	266	206	347
Return on assets	(228)	—	(211)	—
Net amortization and deferral	119	76	109	571

Net pension expense	213	499	239	2,120
Net benefit payments	(164)	(1,920)	(135)	(7)
Actuarial (gain) loss	153	(830)	1	(175)

Benefit obligation – end of year	$3,096	$3,321	$2,894	$5,572

Change in Plan Assets:
Plan assets at fair value – beginning of year	2,546	2,884	2,379	2,360
Company contributions	73	734	238	599
Investment gain	415	(49)	64	(75)
Benefit payments and plan expenses	(164)	(2,031)	(135)	—

Plan assets at fair value – end of year	$2,870	$1,538	$2,546	$2,884

Unfunded benefit obligation	(226)	(1,783)	(348)	(2,688)
Unrecognized net loss	779	336	667	415
Unrecognized prior year service cost	134	—	171	—
Unrecognized net transition asset	(3)	—	(7)	—

Net amount recognized	$684	$(1,447)	$483	$2,253

Amount recognized in balance sheet:
Other assets	$131	$—	$171	$—
Non-current liabilities	(226)	(1,783)	(348)	(2,688)
Accumulated other comprehensive Income	779	336	660	415

Net amount recognized	$684	$1,447	$483	$2,253

Salary growth rate	n/a	3.50%	n/a	3.50%
Assumed discount rate	7.25%	7.00%	7.50%	7.00%
Expected return on assets	8.50%	8.50%	8.50%	8.50%

The company also maintains a discretionary profit sharing plan and 401K savings plan for salaried and non-union hourly employees in the United States. The discretionary profit sharing contributions approved relating to the plan years ending 2001, 2000 and 1999 amounted to $300,000 in each year, respectively.

(14)     QUARTERLY DATA (UNAUDITED)

	1st	2nd	3rd	4th	Total Year

	(dollars in thousands, except per share data)
2001
Net sales	$24,747	$25,293	$25,714	$25,798	$101,552
Gross profit	8,171	8,234	8,487	6,612	31,504
Income (loss) from operations	1,837	2,248	2,435	1,414	7,934
Net earnings (loss)	$549	$676	$1,092	$(681)	$1,636

Basic earnings (loss) per share (1)	$0.06	$0.08	$0.12	$(0.08)	$0.18

Diluted earnings (loss) per share (1)	$0.06	$0.08	$0.12	$(0.08)	$0.18

2000
Net sales	$32,474	$32,375	$31,051	$30,988	$126,888
Gross profit	11,214	10,025	10,897	13,050	45,186
Income (loss) from operations	2,644	2,285	3,982	2,939	11,850
Net earnings (loss)	$490	$641	$1,108	$1,299	$3,538

Basic earnings (loss) per share (1)	$0.05	$0.06	$0.11	$0.14	$0.35

Diluted earnings (loss) per share (1)	$0.05	$0.06	$0.11	$0.14	$0.35

1999
Net sales	$32,441	$36,527	$31,988	$31,585	$132,541
Gross profit	9,626	10,726	10,178	10,460	40,990
Non-recurring expense	750	210	1,248	—	2,208
Income (loss) from operations	986	2,236	757	1,679	5,658
Net earnings (loss)	$(350)	$401	$(657)	$(338)	$(994)

Basic earnings (loss) per share (1)	$(0.03)	$0.04	$(0.06)	$(0.04)	$(0.10)

Diluted earnings (loss) per share (1)	$(0.03)	$0.04	$(0.06)	$(0.04)	$(0.10)

   (1)  Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

(15)     SUBSEQUENT EVENT

In August 2002, the company reached final settlement with Maytag on post-closing adjustments pertaining to the acquisition of Blodgett. As a result, the final purchase price and the principal amount of notes due to Maytag were reduced by $1.8 million.

In December 2002, the company entered into a $95.0 million senior bank facility. This facility includes a $65.0 million term loan repayable in quarterly installments maturing in December 2007 and a $30.0 million revolving credit facility. Also in December 2002, the company’s subsidiary in Spain entered into a US dollar senior bank loan for $2.4 million maturing in December 2003. As of December 28, 2002 the company had $67.4 million outstanding under these senior facilities.

Borrowings under the senior bank facilities established in December 2002 were utilized to fully retire $34.8 million due under the pre-existing senior bank facilities and retire $25.7 million of principal and interest due under the company’s subordinated senior note with American Capital Strategies (“ACS”). As a result of the early retirement of debt the company recorded an extraordinary charge in the fourth quarter of 2002 amounting to $5.5 million, net of tax. The extraordinary charge included a write-down of $5.3 million in deferred financing costs, $2.8 million of a debt discount, and a $1.0 million prepayment penalty associated with the retired debt, net of a $3.6 million tax benefit.

In conjunction with the retirement of the subordinated senior notes, the company repurchased and retired 362,226 of outstanding stock warrant rights held by ACS, which had allowed ACS to purchase Middleby common stock at $4.67 per share at any time through their expiration on December 21, 2011. The stock warrant rights were purchased for $2.7 million in cash. Conditional stock warrant rights of 445,100 exercisable under circumstances defined per the note agreement expired with the retirement of the notes.

The senior bank facility entered into in December 2002 requires the company to have in effect one or more interest rate protection agreements effectively fixing the interest rates on not less than $20.0 million in principal amount for a period of not less than two years and $10.0 million in principal amount for a period of not less than three years. In January 2002, the company had established an interest rate swap agreement with a notional amount of $20.0 million. This agreement swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. In February 2003, the company entered into another swap agreement with a notional amount of $10.0 million that swaps one-month LIBOR for a fixed rate of 2.36% and is in effect through December 30, 2005.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FISCAL YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000
AND JANUARY 1, 2000

	Balance Beginning Of Period	Additions Charged Expense	Write-Offs During the the Period	Acquisition	Balance At End Of Period

Allowance for doubtful accounts; deducted from accounts receivable on the balance sheets-

1999	$805,000	$1,161,000	$(245,000)	$—	$1,721,000
2000	$1,721,000	$938,000	$(251,000)	$—	$2,408,000
2001	$2,408,000	$410,000	$(178,000)	$273,000	$2,913,000

Reserve for product line discontinuance	$1,842,000	$—	$(1,842,000)	$—	$—
1999	$—	$—	$—	$—	$—
2000	$—	$—	$—	$—	$—
2001

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

10.14 *	Severance Agreement of Selim A. Bassoul, dated May 16, 2001, incorporated by reference to the company’s Form 10-K, Exhibit 10-14, for the fiscal year ended December 29, 2001 filed on March 29, 2002.

10.15 *	Severance Agreement of David B. Baker, dated June 7, 2001, incorporated by reference to the company’s Form 10-K, Exhibit 10-15, for the fiscal year ended December 29, 2001 filed on March 29, 2002.

10.16 *

Amendment No. 3 to Amended and Restated Employment Agreement of David P. Riley, dated June 20, 2001, incorporated by reference to the company’s Form 10-K, Exhibit 10-16, for the fiscal year ended December 29, 2001 filed on March 29, 2002.

21	List of subsidiaries;

99	Letter regarding Andersen assurances dated March 29, 2002, incorporated by reference to the company’s Form 10-K, exhibit 99, for the fiscal year ended December 29, 2001 filed on March 29, 2002.

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th of March 2003.

THE MIDDLEBY CORPORATION
By:	/s/ Selim A. Bassoul

Selim A. Bassoul President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28th, 2003.

Signatures	Title
PRINCIPAL EXECUTIVE OFFICER
/s/ Selim A. Bassoul	President, Chief Executive Officer and Director

Selim A. Bassoul

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

/s/ David B. Baker	Vice President, Chief Financial Officer and Secretary

David B. Baker

DIRECTORS

/s/ William F. Whitman, Jr.	Chairman of the Board and Director

William F. Whitman, Jr.

/s/ Robert R. Henry	Director

Robert R. Henry

/s/ A. Don Lummus	Director

A. Don Lummus

/s/ John R. Miller, III	Director

John R. Miller, III

/s/ Philip G. Putnam	Director

Philip G. Putnam

/s/ David P. Riley	Director

David P. Riley

/s/ Sabin C. Streeter	Director

Sabin C. Streeter

/s/ Laura B. Whitman	Director

Laura B. Whitman

/s/ Robert L. Yohe	Director

Robert L. Yohe

CERTIFICATIONS

I, Selim A. Bassoul, President and Chief Executive Officer (principal executive officer), certify that:

1.         I have reviewed this annual report on Form 10-K/A of The Middleby Corporation;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: March 28, 2003
/s/ Selim A. Bassoul

Selim A. Bassoul President and Chief Executive Officer of The Middleby Corporation

I, David B. Baker, Chief Financial Officer (principal financial officer), certify that:

1.         I have reviewed this annual report on Form 10-K/A of The Middleby Corporation;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: March 28, 2003
/s/ David B. Baker

David B. Baker Chief Financial Officer of The Middleby Corporation