Form 10-Q/A
period 2002-03-30
MIDDLEBY CORP
filed 2003-03-28
CIK 769520

FORM 10 - Q/A

Amendment No. 1

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

|X|            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 30, 2002

or

|_|            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 1 - 9973

THE MIDDLEBY CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36 - 3352497 (I.R.S. Employer Identification No.)

1400 Toastmaster Drive, Elgin, Illinois (Address of Principal Executive Offices)	60120 (Zip Code)

Registrant’s Telephone No., including Area Code (847) 741 - 3300

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

QUARTER ENDED MARCH 30, 2002

Explanatory Note

The company issued a press release on August 7, 2002, relating to the company’s intention to restate its annual financial statements for fiscal year 2001 and the first quarter of fiscal year 2002. This amendment on Form 10-Q/A (Amendment No. 1) amends the company’s quarterly report on Form 10-Q for the period ended March 30, 2002, as filed with the Securities and Exchange Commission on May 14, 2002, and is being filed to reflect the restatement of the company’s consolidated financial statements. The significant effects of this restatement on the financial statements are presented in Note 2 to the consolidated financial statements and Item 2 in Part I of this amended quarterly report on Form 10-Q/A (Amendment No. 1). This amendment incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this quarterly report as originally filed, except where specifically noted.

This amended quarterly report on Form 10-Q/A (Amendment No. 1) contains certain forward-looking statements that are based on the beliefs of, and estimates made by and information currently available to the company’s management. The words “expect,” “anticipate,” “intend,” “plan” and similar expressions identify forward-looking statements. These statements are subject to risks and uncertainties. Actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Factors That May Affect Our Future Operating Results” and elsewhere in the company’s annual report on Form 10-K/A (Amendment No. 1).

PART I.       FINANCIAL INFORMATION

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
(Unaudited)

	(as restated(1)) Mar. 30, 2002	Dec. 29, 2001

ASSETS
Cash and cash equivalents	$ 4,551	$ 5,997
Accounts receivable, net of reserve for doubtful accounts of $2,832 and $2,913	26,713	25,158
Inventories, net	27,646	29,115
Prepaid expenses and other	504	1,178
Current deferred taxes	11,686	11,291

Total current assets	71,100	72,739
Property, plant and equipment, net of accumulated depreciation of $23,373 and $22,185	29,632	30,598
Goodwill	74,005	74,005
Other intangibles	26,300	26,466
Other assets	7,211	7,589

Total assets	$ 208,248	$ 211,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$ 11,012	$ 10,047
Accounts payable	13,898	11,491
Accrued expenses	36,734	38,438

Total current liabilities	61,644	59,976

Long-term debt	80,466	86,152
Long-term deferred tax liability	8,698	8,698
Other non-current liabilities	16,774	17,162
Stockholders’ equity:
Preferred stock, $.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 11,024,396 issued in 2002 and 2001, respectively	110	110
Shareholder receivable	(290)	(290)
Paid-in capital	54,031	53,884
Treasury stock at cost; 2,052,474 shares in 2002 and 2001, respectively	(11,997)	(11,997)
Retained earnings (accumulated deficit)	11	(1,029)
Accumulated other comprehensive loss	(1,199)	(1,269)

Total stockholders’ equity	40,666	39,409

Total liabilities and stockholders’ equity	$ 208,248	$ 211,397

(1)       See Note 2.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended

	Mar. 30, 2002	Mar. 31, 2001

	(as restated(1))

Net sales	$54,491	$24,747
Cost of sales	36,598	16,576

Gross profit	17,893	8,171

Selling and distribution expenses	7,221	3,617
General and administrative expenses	5,951	2,717

Income from operations	4,721	1,837

Interest expense and deferred financing amortization	3,098	155
(Gain) loss on acquisition financing derivatives	(593)	—
Other (income) expense, net	222	198

Earnings before income taxes	1,994	1,484
Provision for income taxes	954	935

Net earnings	$1,040	$549

Net earnings per share:
Basic	$0.12	$0.06
Diluted	$0.12	$0.06

Weighted average number of shares:
Basic	8,972	8,996
Dilutive stock options (2)	22	40

Diluted	8,994	9,036

(1)       See Note 2.

(2)       Excludes 298,000 stock options for the three months ended March 31, 2001 with exercise prices from $7.06 to $9.63 which were anti-dilutive.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended

	Mar. 30, 2002	Mar. 31, 2001

	(as restated(1))

Cash flows from operating activities-
Net earnings	$1,040	$549

Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	1,904	886
Non-cash portion of tax provision	(396)	439
Unrealized (gain) loss on derivative financial instruments	(593)	—
Unpaid interest on seller notes (2)	625	—
Unpaid interest on subordinated senior notes (2)	127	—
Changes in assets and liabilities - Accounts receivable, net	(1,555)	1,996
Inventories, net	1,469	(918)
Prepaid expenses and other assets	636	(183)
Accounts payable	2,408	(3,806)
Accrued expenses and other liabilities	(1,275)	(4,645)

Net cash provided by (used in) operating activities	4,390	(5,682)

Cash flows from investing activities-
Net additions to property and equipment	(233)	(220)

Net cash (used in) investing activities	(233)	(220)

Cash flows from financing activities-Proceeds (repayments) under revolving credit facilities, net	(4,060)	4,772
Repayments of senior secured bank notes	(1,500)	—
Repurchase of treasury stock	—	(170)
Other financing activities, net	(35)	—

Net cash (used in) provided by financing activities	(5,595)	4,602

Effect of exchange rates on cash and cash equivalents	(8)	(76)

Changes in cash and cash equivalents - Net (decrease) increase in cash and cash equivalents	(1,446)	(1,376)
Cash and cash equivalents at beginning of year	5,997	3,704

Cash and cash equivalents at end of quarter	$4,551	$2,328

Supplemental disclosure of cash flow information :
Interest paid	$1,374	$107

Income taxes paid	$641	$264

(1)       See Note 2.

(2)       Represents an increase in principal balance of debt associated with interest paid in kind.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2002
(Unaudited)

1)        Summary of Significant Accounting Policies

The consolidated financial statements have been prepared by The Middleby Corporation (the “company”), pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company’s 2001 Form 10-K/A and Annual Report.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of March 30, 2002 and December 29, 2001, and the results of operations for the three months ended March 30, 2002 and March 31, 2001 and cash flows for the three months ended March 30, 2002 and March 31, 2001.

2)        Restatement and Reclassifications

Subsequent to the issuance of the company’s financial statements for the year ended December 29, 2001 and the quarter ended March 30, 2002, it was determined that the stock warrant rights issued in conjunction with the subordinated senior notes should have been accounted for as a derivative financial instrument in accordance with the Statement of Financial Accounting Standard (SFAS) No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” instead of as stockholders’ equity, as the warrant rights contain a provision which provides the noteholder with the option to require the company to repurchase the warrant rights from the noteholder at their fair market value (“Put Option”) for cash or debt. Additionally, it was determined that the initial value assigned to the warrant rights was based upon assumptions utilizing the maturity of the notes as the expiry, rather than the 10 year life of the stock warrant rights. Management has determined that the initial value assigned to the stock warrant rights should be revalued based upon the 10-year life and reclassified from Shareholders’ Equity to Other Non-Current Liabilities on the balance sheet due to the terms of the Put Option.

In accordance with SFAS No. 133, this derivative financial instrument should be recorded at its fair market value. As a result the company determined that the stock right warrants should be adjusted to $3.0 million as of March 30, 2002 and restated in the balance sheet as of that date. The change in fair market value during the first quarter of $0.3 million was recorded as a gain in the restated income statement.

In addition, it has been determined that a deferred tax liability associated with the intangible assets acquired in connection with the Blodgett acquisition should have been recorded in accordance with SFAS No. 109, “Accounting for Income Taxes”. The impact of this revision had no effect on net earnings or earnings per share for the period ended March 30, 2002.

Additionally, on January 11, 2002 the company entered into an interest rate swap agreement with a $20.0 million notional amount, as required by the senior bank agreement. Subsequent to the issuance of the company’s financial statements for the first quarter ended March 30, 2002, it was determined that this derivative financial instrument did not qualify for hedge accounting treatment under SFAS No. 133. As a result, the company recorded the interest rate swap in other non-current liabilities at its fair value of $0.2 million at March 30, 2002. The increase in the fair value of the interest rate swap from zero at inception to $0.2 million at March 30, 2002 was recorded as a gain in the restated financial statements for the first quarter of 2002.

In addition, the company has made certain reclassifications to the prior year financial statements. These reclassifications are primarily to the classification of cash, accounts payable and individual components of stockholders’ equity.

The effects of the restatement and reclassifications for first quarter 2002 is as follows (in thousands):

	March 30, 2002

	As Previously Reported	As Restated

At period end:
Cash	$1,406	$4,551
Deferred taxes	1,980	—
Goodwill and other intangibles	89,627	—
Goodwill	—	74,005
Intangibles	—	26,300
Total assets	196,405	208,248

Accounts payable	$10,753	$13,898
Accrued expenses	36,507	36,734
Long-term debt	81,190	80,466
Long-term deferred tax liability	—	8,698
Other non-current liabilities	14,067	16,774
Shareholder receivable	—	(290)
Paid-in capital	56,277	54,031
(Accumulated deficit) retained earnings	(315)	11
Total liabilities and stockholders’ equity	196,405	208,248

For the period ended:
Interest expense & deferred financing amortization	$3,058	$3,098
(Gain) loss on acquisition financing derivatives	—	(593)
Provision for income taxes	727	954
Net earnings	714	1,040
Net earnings per share:
Basic	0.08	0.12
Diluted	0.08	0.12

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

In June 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets”, superceding APB Opinion No. 17, “Intangible Assets”. This statement addresses how intangible assets that are acquired individually or with a group of other assets (excluding assets acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with this statement, goodwill and certain other intangible assets with indefinite lives will no longer be amortized, but evaluated for impairment based upon financial tests related to the current value for the related assets. As a result there may be more volatility in reported income than under the previous standards because impairment losses are likely to occur irregularly and in varying amounts. The company adopted this statement in the first quarter of fiscal 2002. Upon initial adoption of this statement, the company determined that no impairment of goodwill or other intangible assets had occurred. Goodwill of $74.0 million and other intangible assets(trademarks) of $26.3 million have been accounted for consistently with the nonamortization provisions of this statement. As of March 30, 2002, the company does not have any intangible assets subject to amortization. The company recorded goodwill amortization, which reduced net income by $135,000 from $684,000, or $0.08 per share in the first quarter of 2001.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The company will apply this guidance in beginning in fiscal 2003.

4)        Comprehensive Income

The company reports changes in equity during a period, except those resulting from investment by owners and distribution to owners, in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

Components of comprehensive income were as follows (in thousands):

	Three Months Ended

	Mar. 30, 2002	Mar. 31, 2001

Net earnings	$1,040	$549
Cumulative translation adjustment	70	68

Comprehensive income	$1,110	$617

Accumulated other comprehensive income (loss) is comprised of minimum pension liability of $1.1 million as of March 30, 2002 and December 29, 2001, respectively, as well as foreign currency translation adjustments of $0.1 million as of March 30, 2002 and December 29, 2001, respectively.

5)        Inventories

Inventories composed of material, labor and overhead and are stated at the lower of cost or market. Costs for Blodgett inventory have been determined using the last-in, first-out (“LIFO”) method. Had the inventories been valued using the first-in, first-out (“FIFO”) method, the amount would not have differed materially from the amounts as determined using the LIFO method. Costs for Middleby inventory have been determined using the first-in, first-out (“FIFO”) method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at March 30, 2002 and December 29, 2001 are as follows:

	Mar. 30, 2002	Dec. 29, 2001

	(In thousands)
Raw materials and parts	$6,163	$7,201
Work-in-process	5,201	5,355
Finished goods	16,282	16,559

	$27,646	$29,115

6)        Accrued Expenses

Accrued expenses consist of the following:

	Mar. 30, 2002	Dec. 29, 2001

	(In thousands)
Accrued payroll and related expenses	$8,525	$6,586
Accrued customer rebates	2,650	3,933
Accrued commissions	1,514	1,321
Accrued warranty	8,890	9,179
Accrued acquisition costs	1,075	3,200
Accrued severance and plant closures	5,036	6,497
Other accrued expenses	9,044	7,722

	$36,734	$38,438

8)        Acquisition Integration

On December 21, 2001 the company established reserves through purchase accounting associated with $4.0 million in severance related obligations and $6.9 million in facility costs related to the acquired Blodgett business operations.

Severance obligations of $4.0 million were established in conjunction with reorganization initiatives established during 2001. During the first quarter of 2002, the company reduced headcount at the acquired Blodgett operations by 123 employees. This headcount reduction included most functional areas of the company and included a reorganization of the executive management structure. Reserves of $6.9 million for facility closure costs predominately relate to lease obligations for three manufacturing facilities that were exited in 2001 and 2002. During the second quarter of 2001, prior to the acquisition, reserves were established for lease obligations associated with a manufacturing facility in Quakertown, Pennsylvania that was exited when production at this facility was relocated to an existing facility in Bow, New Hampshire. The lease associated with the exited facility extends through December 11, 2014. The facility is currently subleased for a portion of the lease term through July 2006. As part of the acquisition, reserves were established for exit of leased facilities in Williston and Shelburne, Vermont. The Williston lease extends through June 30, 2005 and the Shelburne lease extends through December 11, 2014. Total lease obligations under the three facilities are anticipated to amount to approximately $15.0 million. The reserves are reflected net of anticipated sublease income associated with the three facilities.

A summary of the reserve balance activity is as follows (in thousands):

	Balance Dec 29, 2001	Cash Payments	Balance Mar 30, 2002

Severance obligations	$3,947	$1,407	$2,540
Facility closure and lease obligations	6,928	23	6,905

Total	$10,875	$1,430	$9,445

At this time, management believes the remaining reserve balance is adequate to cover the remaining costs identified at March 30, 2002.

9)        Financial Instruments

In June 1998, the FASB issued SFAS No. 133. SFAS No. 133 as amended, establishes accounting and reporting standards for derivative instruments. The statement requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Derivatives that do not qualify as a hedge must be adjusted to fair value in earnings. If the derivative does qualify as a hedge under SFAS No. 133, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge’s change in fair value will be immediately recognized in earnings.

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of March 30, 2002 the company had forward contracts to purchase $7.6 million U.S. Dollars with various foreign currencies, all of which mature in the next fiscal quarter. The fair value of these forward contracts were less than $0.1 million at the end of the quarter.

Interest rate swap: On January 11, 2002, in accordance with the senior bank agreement, the company entered into an interest rate swap agreement with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. As of March 30, 2002, the fair value of this derivative financial instrument was $(0.2) million. This net gain was recorded in earnings for the three-month period.

Stock warrant rights: In conjunction with subordinated senior notes issued in connection with the financing for the Blodgett acquisition, the company issued 362,226 stock warrant rights and 445,100 conditional stock warrant rights to the subordinated senior noteholder. The warrant rights allow the noteholder to purchase Middleby common stock at $4.67 per share through their expiration on December 21, 2011. The conditional stock warrant rights are exercisable in the circumstance that the noteholder fails to achieve certain prescribed rates of return as defined per the note agreement. After March 15, 2007 or upon a Change in Control as defined per the note agreement, the subordinated senior noteholder has the ability to require the company to repurchase these warrant rights at the fair market value. The obligation pertaining to the repurchase of the warrant rights is recorded in Other Non-Current Liabilities at fair market value utilizing a Black-Schole’s valuation model. As of March 30, 2002, the fair value of the warrant rights was assessed at $3.0 million. The change in the fair value of the stock warrant rights during the first three months amounted to $0.3 million and was recorded as a gain in the income statement for the three month period ended March 30, 2002. The company may experience volatility in earnings caused by fluctuations in the market value of the stock warrant rights resulting from changes in Middleby’s stock price, interest rates, or other factors that are incorporated into the valuation of these financial instruments.

10)      Segment Information

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

The following table summarizes the results of operations for the company’s business segments (1):

	Cooking Systems Group	International Distribution	Corporate and Other (2)	Eliminations (3)	Total

Three months ended March 30, 2002
Net sales	$52,320	$6,846	$79	$(4,754)	$54,491
Operating income (loss)	6,983	3	(2,115)	(150)	4,721
Depreciation expense	1,161	40	(2)	—	1,199
Capital expenditures	222	9	2	—	233

Total assets	187,431	14,370	17,429	(10,982)	208,248
Long-lived assets (4)	130,472	389	6,287	—	137,148

Three months ended March 31, 2001
Net sales	$23,659	$5,365	$—	$(4,277)	$24,747
Operating income (loss)	2,564	(195)	(632)	100	1,837
Depreciation expense	608	39	48	—	695
Capital expenditures	69	8	143	—	220

Total assets	56,259	15,851	15,109	(10,982)	76,237
Long-lived assets (4)	18,797	584	13,318	—	32,699

(1)      Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, gains and losses on acquisition financing derivatives, and other income and expenses items outside of income from operations.

(2)      Includes corporate and other general company assets and operations

(3)      Includes elimination of intercompany sales, profit in inventory and intercompany receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

(4)      Long-lived assets of the Cooking Systems Group includes assets located in the Philippines which amounted to $2,916 and $3,187 in 2002 and 2001, respectively.

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

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited).

Restatement

Subsequent to the issuance of the company’s financial statements for the year ended December 29, 2001, it was determined that the stock warrant rights issued in conjunction with the subordinated senior notes should have been accounted for as a derivative financial instrument in accordance with the Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, instead of as stockholders’ equity, as the warrant rights contain a provision which provides the noteholder with the option to require the company to repurchase the warrant rights from the noteholder at their fair market value (“Put Option”) for cash or debt. Additionally, it was determined that the initial value assigned to the warrant rights was based upon assumptions utilizing the maturity of the notes as the expiry, rather than the 10 year life of the stock warrant rights. Management has determined that the initial value assigned to the stock warrant rights should be revalued based upon the 10 year life and reclassified from Shareholders’ Equity to Other Non-Current Liabilities on the balance sheet due to the terms of the Put Option.

In accordance with SFAS No. 133, this derivative financial instrument should be recorded at its fair market value. As a result the company determined that the stock right warrants should be adjusted to $3.0 million as of March 30, 2002 and restated in the balance sheet as of that date. The change in fair market value during the first quarter of $0.3 million was recorded as a gain in the restated income statement.

In addition, it has been determined that a deferred tax liability associated with the intangible assets acquired in connection with the Blodgett acquisition should have been recorded in accordance with SFAS No. 109, “Accounting for Income Taxes”. The impact of this revision had no effect on net earnings or earnings per share for the period ended March 30, 2002.

Additionally, on January 11, 2002 the company entered into an interest rate swap agreement with a $20.0 million notional amount, as required by the senior bank agreement. Subsequent to the issuance of the company’s financial statements for the first quarter ended March 30, 2002, it was determined that this derivative financial instrument did not qualify for hedge accounting treatment under SFAS No. 133. As a result, the company recorded the interest rate swap in other non-current liabilities at its fair value of $0.2 million at March 30, 2002. The increase in the fair value of the interest rate swap from zero at inception to $0.2 million at March 30, 2002 was recorded as a gain in the restated financial statements for the first quarter of 2002.

See Note 2 to the financial statements for summary of principle effects of restatement. The following discussion and analysis gives effect to the restatement.

Acquisition

On December 21, 2001, the company completed its acquisition of Blodgett Holdings, Inc. (“Blodgett”) from Maytag Corporation.

The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed is subject to change pending additional information that may come to the attention of the company pertaining to the fair values of acquired assets and liabilities and the settlement of post-close adjustments to the purchase price with the seller. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed was recorded as goodwill. Under SFAS No. 142, goodwill and certain other intangible assets with indefinite lives in conjunction with the Blodgett acquisition will be subject to the nonamortization provisions of this statement from the date of acquisition.

The consolidated financial statements include the operating results and the financial position of Blodgett for the period subsequent to its acquisition on December 21, 2001. The results of operations prior to and including December 21, 2001 are not reflected in the consolidated statements.

Informational Note

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; changes in the value of stock warrant rights issued in conjunction with the acquisition financing caused by fluctuations in Middleby’s stock price and other valuation factors; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; the ability to successfully integrate the acquired operations of Blodgett; and other risks detailed herein and from time-to-time in the company’s SEC filings, including the 2001 report on Form 10-K/A.

NET SALES SUMMARY

(dollars in thousands)

	Three months ended

	March 30, 2002		March 31, 2001

	Sales	Percent	Sales	Percent

Business Divisions:
Cooking Systems Group:
Core cooking equipment	$36,632	67.2%	$10,167	41.1%
Conveyor oven equipment	12,086	22.2	9,178	37.1
Counterline cooking Equipment	2,511	4.6	2,815	11.3
International specialty Equipment	1,091	2.0	1,499	6.1

Cooking Systems Group	52,320	96.0	23,659	95.6

International Distribution Division (1)	6,846	12.6	5,365	21.7

Intercompany sales (2)	(4,675)	(8.6)	(4,277)	(17.3)

Total	$54,491	100.0%	$24,747	100.0%

(1)      Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)      Consists primarily of the elimination of sales to the company’s International Distribution Division from Cooking Systems Group.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	March 30, 2002	March 31, 2001

Net sales	100.0%	100.0%
Cost of sales	67.2	67.0

Gross profit	32.8	33.0
Selling, general and administrative expenses	24.2	25.6

Income from operations	8.6	7.4
Interest expense and deferred financing amortization, net	5.6	0.6
(Gain) loss on acquisition financing derivatives	(1.1)	—
Other expense, net	0.4	0.8

Earnings before income taxes	3.7	6.0
Provision for income taxes	1.8	3.8

Net Earnings	1.9%	2.2%

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

Net sales at the International Distribution Division increased by $1.5 million to $6.8 million, due to the addition of Frialator International - a distribution operation in the United Kingdom, which was acquired as part of the Blodgett purchase. Net sales of Frialator International amounted to $1.9 million.

GROSS PROFIT. Gross profit increased to $17.9 million from $8.2 million in the prior year period as a result of the increased sales volumes resulting from the acquisition. The gross margin rate was 32.8% in the quarter as compared to 33.0% in the prior year quarter. The acquired Blodgett operations’ gross margin rate was approximately 32.4% as compared to 33.3% for the Middleby operations, excluding Blodgett. Significant cost reduction measures were completed at the acquired Blodgett operations during the first quarter to achieve the 32.4% margin rate.

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

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $3.1 million from $0.2 million in the prior year as a result of increased interest expense associated with the debt incurred to finance the Blodgett acquisition. The gain on acquisition financing derivatives amounted to $0.6 million and included $0.4 million of a gain on the value assigned to stock right warrants and $0.2 million associated with an increase in the value of the company’s $20.0 million interest rate swap agreement. Other expense of $0.2 million in the current year remained consistent with the prior year quarter.

INCOME TAXES. A tax provision of $1.0 million, at an effective rate of 48%, was recorded during the quarter, primarily associated with taxable income reported at the company’s operations in the United States and Europe. No benefit was recognized for losses at international subsidiaries within Asia.

Financial Condition and Liquidity

During the three months ended March 30, 2002, cash and cash equivalents decreased by $1.4 million to $4.6 million at March 30, 2002 from $6.0 million at December 29, 2001. Net borrowings decreased from $96.2 million at December 29, 2001 to $91.5 million at March 30, 2002.

OPERATING ACTIVITIES. Net cash provided by operating activities before changes in assets and liabilities was $2.7 million in the three months ended March 30, 2002 as compared to $1.9 million in the prior year period. Net cash provided by operating activities after changes in assets and liabilities was $4.4 million as compared to net cash used of $5.7 million in the prior year period. Cash provided by operating activities included $0.8 million of borrowings on subordinated notes representing unpaid interest, which is added to the principal balance of the notes consistent with financing agreements.

During the three months ended March 30, 2002, accounts receivable increased $1.6 million due to increased sales. Inventories decreased $1.5 million due to inventory reduction measures. Accounts payable increased $2.4 million as vendor payments were managed to enhance cash flow. Accrued expenses and other liabilities decreased $1.3 million primarily due to the payment of accrued customer rebates and accrued severance obligations associated with headcount reductions completed during the first quarter.

INVESTING ACTIVITIES. During the three months ending March 30, 2002, the company had capital expenditures of $0.2 million associated with enhancements to existing manufacturing facilities.

FINANCING ACTIVITIES. Net borrowings decreased by $4.7 million during the three months ending March 30, 2002. The repayment of debt included a $1.5 million scheduled term loan payment and $4.1 million in payments on the company’s revolving credit facility.

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

In June 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets”, superceding APB Opinion No. 17, “Intangible Assets”. This statement addresses how intangible assets that are acquired individually or with a group of other assets (excluding assets acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with this statement, goodwill and certain other intangible assets with indefinite lives will no longer be amortized, but evaluated for impairment based upon financial tests related tothe current value for the related assets. As a result there may be more volatility in reported income than under the previous standards because impairment losses are likely to occur irregularly and in varying amounts. The company has adopted this statement in the first quarter of fiscal 2002. Upon initial adoption of this statement, the company has determined no impairment of goodwill or other intangible assets had occurred. Goodwill of $74.0 million and other intangible assets(trademarks) of $26.3 million have been accounted for consistently with the nonamortization provisions of this statement. As of March 30, 2002, the company does not have any intangible assets subject to amortization. In the first three months of 2001, the company had recorded goodwill amortization, which reduced net income by $135,000 from $684,000 or $0.08 per share for the quarter.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The company will apply this guidance beginning in fiscal 2003.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations.

Twelve Month Period Ending	Fixed Rate Debt	Variable Rate Debt

	(In thousands)

March 30, 2003	$12	$11,000
March 30, 2004	—	9,875
March 30, 2005	—	9,125
March 30, 2006	—	15,825
March 30, 2007	42,641	3,000

	$42,653	$48,825

Fixed rate debt due in 2002 is comprised of capital lease obligations, which bear interest rates approximating 10%. Fixed rate obligations of $42.7 million due in the twelve month period ending March 30, 2007 include $22.0 million of subordinated senior notes which bear an interest rate of 15.5%, of which 2% is payable in kind, for which the unpaid interest will be added to the principal balance of the notes. The subordinated senior notes are reflected net of a debt discount of $3.2 million, representing the unamortized balance of the prescribed value of warrants issued in connection with the notes. Additional fixed rate debt consists of approximately $20.7 million of notes due to Maytag arising from the acquisition of Blodgett. The notes bear interest at an average rate of approximately 12.4%. The amount of notes due to Maytag is subject to change pending post closing purchase price adjustments as provided for under provisions of the purchase agreement.

Variable rate debt consists of $9.8 million of borrowings under a $27.5 million revolving credit facility and $1.0 million outstanding in letters of credit, which become due in December 2005, and $39.0 million in senior bank notes. As of March 30, 2002 the revolving credit facility had borrowing availability of $22.3 million based upon the company’s collateral base as determined per the senior bank agreement. The secured senior bank notes comprise two separate tranches of debt. The first tranche of debt for $36.0 million is repaid on a quarterly basis over the four-year term ending December 2005. The second tranche of debt for $3.0 million matures with a lump sum payment in December 2006. The secured revolving credit facility and $36.0 million senior bank note bear interest at a rate of 3.25% above LIBOR, or 5.1 % as of March 29, 2002. The $3.0 million senior bank note accrues interest at a rate of 4.5% above LIBOR, or 6.3% as of March 30, 2002.

Acquisition Financing Derivative Instruments

On January 11, 2002, in accordance with the senior bank agreement, the company entered into an interest rate swap agreement, with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. As of March 30, 2002, the fair value of this derivative financial instrument amounted to $0.2 million. This net gain has been recorded to income in the income statement for the first quarter.

In conjunction with subordinated senior notes issued in connection with the financing for the Blodgett acquisition, the company issued 362,226 stock warrant rights and 445,100 conditional stock warrant rights to the subordinated senior noteholder. The warrant rights allow the noteholder to purchase Middleby common stock at $4.67 per share through their expiration on December 21, 2011. The conditional stock warrant rights are exercisable in the circumstance that the noteholder fails to achieve certain prescribed rates of return as defined per the note agreement. After March 15, 2007 or upon a Change in Control as defined per the note agreement, the subordinated senior noteholder has the ability to require the company to repurchase these warrant rights at the fair market value. The obligation pertaining to the repurchase of these warrant rights is recorded in Other Non-Current Liabilities at fair market value utilizing a Black-Scholes valuation model. As of March 30, 2002, the fair value of the warrant rights was assessed at $3.0 million. The change in the fair value of the stock warrant rights during the first quarter amounted to $0.3 million and was recorded as a gain in the income statement for the first quarter. The company may experience volatility in earnings caused by fluctuations in the market value of these instruments resulting from changes in Middleby’s stock price, interest rates, or other factors that are incorporated into the valuation of these financial instruments.

Foreign Exchange Derivative Financial Instruments

The company uses foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward and option purchase contracts outstanding at March 30, 2002 the fair value of which was less than $0.1 million at the end of the quarter:

Sell		Purchase		Maturity

1,000,000	Euro	$ 882,200	U.S. Dollars	April 22, 2002
1,000,000	Euro	$ 879,500	U.S. Dollars	June 19, 2002
500,000,000	South Korean Won	$ 375,657	U.S. Dollars	April 22, 2002
600,000,000	South Korean Won	$ 451,467	U.S. Dollars	April 10, 2002
40,000,000	Taiwan Dollar	$1,128,987	U.S. Dollars	April 10, 2002
40,000,000	Taiwan Dollar	$1,136,687	U.S. Dollars	May 1, 2002
1,409,900	British Pounds	$2,000,000	U.S. Dollars	April 8, 2002
525,700	British Pounds	$ 750,000	U.S. Dollars	April 19, 2002

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

THE MIDDLEBY CORPORATION (Registrant)
Date	March 28, 2003	By:	/s/ David B. Baker

David B. Baker Vice President, Chief Financial Officer and Secretary

CERTIFICATIONS

I, Selim A. Bassoul, President and Chief Executive Officer (principal executive officer), certify that:

1.         I have reviewed this quarterly report on Form 10-Q/A of The Middleby Corporation;

2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:	March 28, 2003
/s/ Selim A. Bassoul

Selim A. Bassoul President and Chief Executive Officer of The Middleby Corporation

I, David B. Baker, Chief Financial Officer (principal financial officer), certify that :

1.         I have reviewed this quarterly report on Form 10-Q/A of The Middleby Corporation;

2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:	March 28, 2003
/s/ David B. Baker

David B. Baker Chief Financial Officer of The Middleby Corporation