Form 10-Q/A
period 2002-06-29
MIDDLEBY CORP
filed 2003-03-28
CIK 769520

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

As of August 9, 2002, there were 8,973,547 shares of the registrant’s common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED JUNE 29, 2002

Explanatory Note

This amendment on Form 10-Q/A (Amendment No. 1) amends the company’s quarterly report on Form 10-Q for the period ended June 29, 2002, as filed with the Securities and Exchange Commission on August 19, 2002, and is being filed to reflect the restatement of the company’s consolidated financial statements. The significant effects of this restatement on the financial statements are presented in Note 2 to the consolidated financial statements and Item 2 in Part I of this amended quarterly report on Form 10-Q/A (Amendment No. 1). This amendment incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this quarterly report as originally filed, except where specifically noted.

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

PART I.         FINANCIAL INFORMATION

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
(Unaudited)

	(as restated(1)) Jun. 29, 2002	Dec. 29, 2001

ASSETS
Cash and cash equivalents	$3,498	$5,997
Accounts receivable, net of reserve for doubtful accounts of $3,447 and $2,913	29,219	25,158
Inventories, net	27,283	29,115
Prepaid expenses and other	1,176	1,178
Current deferred taxes	11,723	11,291

Total current assets	72,899	72,739
Property, plant and equipment, net of accumulated depreciation of $24,580 and $22,185	28,941	30,598
Goodwill	74,005	74,005
Other intangibles	26,300	26,466
Other assets	6,808	7,589

Total assets	$208,953	$211,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$13,500	$10,047
Accounts payable	16,654	11,491
Accrued expenses	38,946	38,438

Total current liabilities	69,100	59,976
Long-term debt	70,043	86,152
Long-term deferred tax liability	8,698	8,698
Other non-current liabilities	17,705	17,162
Stockholders’ equity:
Preferred stock, $.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 11,026,021 and 11,024,396 issued in 2002 and 2001, respectively	110	110
Shareholder receivable	(290)	(290)
Paid-in capital	54,013	53,884
Treasury stock at cost; 2,052,474 shares in 2002 and 2001, respectively	(11,997)	(11,997)
Retained earnings (accumulated deficit)	2,825	(1,029)
Accumulated other comprehensive loss	(1,254)	(1,269)

Total stockholders’ equity	43,407	39,409

Total liabilities and stockholders’ equity	$208,953	$211,397

(1) See Note 2.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	Jun. 29, 2002	Jun. 30, 2001	Jun. 29, 2002	Jun. 30, 2001

Net sales	$62,478	$25,293	$116,969	$50,040
Cost of sales	40,957	17,059	77,555	33,634

Gross profit	21,521	8,234	39,414	16,406

Selling and distribution expenses	7,312	3,561	14,533	7,178
General and administrative expenses	6,013	2,425	11,964	5,143

Income from operations	8,196	2,248	12,917	4,085

Interest expense and deferred financing amortization	3,024	178	6,122	333
Loss (gain) on acquisition financing derivatives	579	—	(14)	—
Other (income) expense, net	(311)	398	(89)	596

Earnings before income taxes	4,904	1,672	6,898	3,156
Provision for income taxes	2,090	996	3,044	1,931

Net earnings	$2,814	$676	$3,854	$1,225

Net earnings per share:
Basic	$0.31	$0.08	$0.43	$0.14
Diluted	$0.31	$0.08	$0.43	$0.14

Weighted average number of shares:
Basic	8,974	8,981	8,973	8,987
Dilutive stock options(1)	108	17	58	19

Diluted	9,082	8,998	9,031	9,006

(1)       Excludes 65,000 and 183,000 of stock options for the three and six months ended June 30, 2001 respectively, with exercise prices from $7.06 to $9.63 which were anti-dilutive.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended

	Jun. 29, 2002	Jun. 30, 2001

	(as restated(1))
Cash flows from operating activities-
Net earnings	$3,854	$1,225

Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	3,711	1,855
Non-cash portion of tax provision	(432)	1,205
Unrealized (gain) loss on derivative financial instruments	(14)	—
Unpaid interest on seller notes (2)	1,277	—
Unpaid interest on subordinated senior notes (2)	254	—
Changes in assets and liabilities-
Accounts receivable, net	(4,061)	3,147
Inventories, net	1,832	(1,254)
Prepaid expenses and other assets	(36)	(1,135)
Accounts payable	5,163	(3,022)
Accrued expenses and other liabilities	1,188	(4,331)

Net cash provided by (used in) operating activities	12,736	(2,310)

Cash flows from investing activities-
Net additions to property and equipment	(824)	(271)

Net cash (used in) investing activities	(824)	(271)

Cash flows from financing activities-
Proceeds (repayments) under revolving credit facilities, net	(12,885)	3,717
Repayments of senior secured bank notes	(1,500)	—
Repurchase of treasury stock	—	(173)
Other financing activities, net	(42)	9

Net cash (used in) provided by financing activities	(14,427)	3,553

Effect of exchange rates on cash and cash equivalents	16	(96)

Changes in cash and cash equivalents-
Net (decrease) increase in cash and cash equivalents	(2,499)	8766
Cash and cash equivalents at beginning of year	5,997	3,704

Cash and cash equivalents at end of quarter	$3,498	$4,580

Supplemental disclosure of cash flow information:
Interest paid	$2,992	$232

Income taxes paid	$2,878	$325

(1)       See Note 2.

(2)       Represents an increase in principal balance of debt associated with interest paid in kind.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2002
(Unaudited)

1)        Summary of Significant Accounting Policies

The consolidated financial statements have been prepared by The Middleby Corporation (the “company”), pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company’s 2001 Form 10-K/A and 2002 First Quarter Form 10-Q/A.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 29, 2002 and December 29, 2001, and the results of operations for the six months ended June 29, 2002 and June 30, 2001 and cash flows for the six months ended June 29, 2002 and June 30, 2001.

2)        Restatement and Reclassifications

Subsequent to the issuance of the company’s financial statements for the quarter ended June 29, 2002, it was determined that a deferred tax liability associated with the intangible assets acquired in connection with the Blodgett acquisition should have been recorded in accordance with Statement of Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. The impact of this revision had no effect on net earnings or earnings per share for the three-month and six-month periods ended June 29, 2002.

In addition, the company has made certain reclassifications to the prior year financial statements. These reclassifications are primarily to the classification of cash, accounts payable and individual components of stockholders’ equity.

The effects of the restatement and reclassifications for the second quarter 2002 is as follows (in thousands):

	June 29, 2002

	As Previously Reported	As Restated

At period end:
Cash	$813	$3,498
Goodwill	63,327	74,005
Deferred taxes	1,980	—
Total assets	197,570	208,953

Accounts payable	$13,969	$16,654
Long-term deferred tax liability	—	8,698
Shareholder receivable	—	(290)
Paid-in capital	53,723	54,013
Total liabilities and stockholders’ equity	197,570	208,953

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements SFAS No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The company will apply this guidance beginning in fiscal 2003.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. This statement is effective for financial statements issued for fiscal years beginning after December 31, 2002. The company will apply this guidance prospectively.

4)        Comprehensive Income

The company reports changes in equity during a period, except those resulting from investment by owners and distribution to owners, in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

Components of comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended

	Jun. 29, 2002	Jun. 30, 2001	Jun. 29, 2002	Jun. 30, 2001

Net earnings	$2,814	$676	$3,854	$1,225
Cumulative translation adjustment	(55)	312	15	380

Comprehensive income	$2,759	$988	$3,869	$1,605

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

5)        Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for Blodgett inventory have been determined using the last-in, first-out (“LIFO”) method. Had the inventories been valued using the first-in, first-out (“FIFO”) method, the amount would not have differed materially from the amounts as determined using the LIFO method. Costs for Middleby inventory have been determined using the first-in, first-out (“FIFO”) method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at June 29, 2002 and December 29, 2001 are as follows:

	Jun. 29, 2002	Dec. 29, 2001

	(In thousands)
Raw materials and parts	$6,036	$7,201
Work-in-process	4,887	5,355
Finished goods	16,360	16,559

	$27,283	$29,115

6)        Accrued Expenses

Accrued expenses consist of the following:

	Jun. 29, 2002	Dec. 29, 2001

	(In thousands)
Accrued payroll and related expenses	$11,061	$6,586
Accrued customer rebates	3,361	3,933
Accrued commissions	1,620	1,321
Accrued warranty	10,069	9,179
Accrued acquisition costs	529	3,200
Accrued severance and plant closures	2,303	6,497
Other accrued expenses	10,003	7,722

	$38,946	$38,438

7)        Acquisition Integration

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

Reserves of $6.9 million for facility closure costs predominately relate to lease obligations for three manufacturing facilities that were exited in 2001 and 2002. During the second quarter of 2001, prior to the acquisition, reserves were established for lease obligations associated with a manufacturing facility in Quakertown, Pennsylvania that was exited when production at this facility was relocated to an existing facility in Bow, New Hampshire. The lease associated with the exited facility extends through December 11, 2014. The facility is currently subleased for a portion of the lease term through July 2006. During the second quarter of 2002, the company exited leased facilities in Williston and Shelburne, Vermont in conjunction with the company’s manufacturing consolidation initiatives. The Williston lease extends through June 30,2005 and the Shelburne lease extends through December 11, 2014. Neither of these facilities has been subleased although the company is performing an active search for subtenants. Total lease obligations under the three facilities are anticipated to amount to approximately $14.7 million. The reserves are reflected net of anticipated sublease income associated with the three facilities.

A summary of the reserve balance activity is as follows (in thousands):

	Balance Dec 29, 2001	Asset Write-offs	Cash Payments	Balance June 29, 2002

Severance obligations	$3,947	$—	$2,538	$1,409
Facility closure and lease obligations	6,928	—	288	6,640

Total	$10,875	$—	$2,826	$8,049

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

The following table summarizes the results of operations for the company’s business segments (1):

	Cooking Systems Group	International Distribution	Corporate and Other (2)	Eliminations (3)	Total

Three months ended June 29, 2002
Net sales	$59,946	$9,446	$(9)	$(6,905)	$62,478
Operating income (loss)	10,435	485	(2,458)	(266)	8,196
Depreciation expense	1,171	42	69	—	1,282
Capital expenditures	518	66	7	—	591

Six months ended June 29, 2002
Net sales	$112,266	$16,292	$70	$(11,659)	$116,969
Operating income (loss)	17,418	488	(4,573)	(416)	12,917
Depreciation expense	2,332	82	67	—	2,481
Capital expenditures	740	75	9	—	824

Total assets	187,273	17,529	15,433	(10,982)	208,953
Long-lived assets (4)	129,817	420	5,817	—	136,054

Three months ended June 30, 2001
Net sales	$23,787	$4,820	$—	$(3,314)	$25,293
Operating income (loss)	2,999	(337)	(414)	—	2,248
Depreciation expense	615	43	50	—	708
Capital expenditures	48	(24)	—	—	24

Six months ended June 30, 2001
Net sales	$47,446	$10,184	$—	$(7,590)	$50,040
Operating income (loss)	5,563	(532)	(1,046)	100	4,085
Depreciation expense	1,223	82	98	—	1,403
Capital expenditures	122	6	143	—	271

Total assets	55,941	16,977	15,013	(10,982)	76,949
Long-lived assets (4)	18,407	1,048	12,233	—	31,688

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

Net sales by major geographic region, including those sales from the Cooking Systems Group direct to international customers, were as follows (in thousands):

	Three Months Ended		Six Months Ended

	Jun. 29, 2002	Jun. 30, 2001	Jun. 29, 2002	Jun. 30, 2001

United States and Canada	$51,098	$18,829	$95,121	$36,536
Asia	4,501	3,254	8,384	6,452
Europe and Middle East	5,222	1,935	10,281	4,542
Latin America	1,657	1,275	3,183	2,510

Net Sales	$62,478	$25,293	$116,969	$50,040

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited).

Restatement

Subsequent to the issuance of the company’s financial statements for the quarter ended June 29, 2002, it was determined that a deferred tax liability associated with the intangible assets acquired in connection with the Blodgett acquisition should have been recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. The impact of this revision had no effect on net earnings or earnings per share for the three-month and six-month periods ended June 29, 2002.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended

	Jun. 29, 2002		Jun. 30, 2001		Jun. 29, 2002		Jun. 30, 2001

	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions

Cooking Systems Group:
Core cooking equipment	$43,605	69.8	$9,640	38.1	$80,237	68.6	$19,807	39.6
Conveyor oven equipment	12,114	19.4	9,882	39.1	24,200	20.7	19,060	38.1
Counterline cooking equipment	2,711	4.3	2,931	11.6	5,222	4.5	5,746	11.4
International specialty equipment	1,516	2.5	1,334	5.2	2,607	2.2	2,833	5.7

Total Cooking Systems Group	59,946	96.0	23,787	94.0	112,266	96.0	47,446	94.8

International Distribution (1)	9,446	15.1	4,820	19.1	16,292	13.9	10,184	20.4

Intercompany sales (2)	(6,914)	(11.1)	(3,314)	(13.1)	(11,589)	(9.9)	(7,590)	(15.2)
Other	—	—	—	—	—	—	—	—

Total	$62,478	100.0	$25,293	100.0	$116,969	100.0	$50,040	100.0

(1)       Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)       Consists primarily of the elimination of sales to the company’s International Distribution Division from Cooking Systems Group.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three months ended		Six months ended

	Jun. 29, 2002	Jun. 30, 2001	Jun. 29, 2002	Jun. 30, 2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.6	67.4	66.3	67.2

Gross profit	34.4	32.6	33.7	32.8
Selling, general and administrative expenses	21.3	23.7	22.7	24.6

Income from operations	13.1	8.9	11.0	8.2
Interest expense and deferred financing amortization, net	4.8	0.7	5.2	0.7
Loss (gain) on acquisition financings derivatives	0.9	—	—	—
Other expense, net	(0.4)	1.6	(0.1)	1.2

Earnings before income taxes	7.8	6.6	5.9	6.3
Provision for income taxes	3.3	3.9	2.6	3.9

Net Earnings	4.5%	2.7%	3.3%	2.4%

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

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $3.0 million from $0.2 million in the prior year as a result of increased interest expense associated with the debt incurred to finance the Blodgett acquisition. The loss on acquisition related financing derivatives amounted $0.6 million and consisted primarily of a loss on the company’s interest rate swap agreement. Other income was $0.3 million in the current year compared to other expense of $0.4 million in the prior year quarter due primarily to foreign exchange gains, which resulted from the weakening U.S. dollar.

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

Six Months Ended June 29, 2002 Compared to Six Months Ended June 30, 2001

NET SALES. Net sales in the six-month period ended June 29, 2002 were $117.0 million as compared to $50.0 million in the six-month period ended June 30, 2001. The increase in net sales resulted from the incremental business associated with the acquired Blodgett operations. On a proforma basis in the six–month period ended June 30, 2001 net sales for combined Middleby and Blodgett amounted to $112.7 million.

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

Financial Condition and Liquidity

During the six months ended June 29, 2002, cash and cash equivalents decreased by $2.5 million to $3.5 million at June 29, 2002 from $6.0 million at December 29, 2001. Net borrowings decreased from $96.2 million at December 29, 2001 to $83.5 million at June 29, 2002.

OPERATING ACTIVITIES. Net cash provided by operating activities before changes in assets and liabilities was $8.6 million in the six months ended June 29, 2002 as compared to $4.3 million in the prior year period. Net cash provided by operating activities after changes in assets and liabilities was $12.7 million as compared to net cash used of $2.3 million in the prior year period. Cash provided by operating activities included $1.5 million of borrowings on subordinated notes representing unpaid interest, which is added to the principal balance of the notes consistent with financing agreements.

During the six months ended June 29, 2002, accounts receivable increased $4.1 million due to increased sales. Inventories decreased $1.8 million due to inventory reduction measures. Accounts payable increased $5.2 million due to increased inventory purchases on higher volumes and management of vendor payments to enhance cash flows. Accrued expenses and other liabilities increased $1.2 million primarily due to the increase of incentive compensation accruals, offset in part by the payment of accrued severance obligations associated with headcount reductions completed during the first half of the year.

INVESTING ACTIVITIES. During the six months ending June 29, 2002, the company had capital expenditures of $0.8 million associated with enhancements to existing manufacturing facilities required to consolidate the production for several product lines that were moved from two manufacturing facilities that were closed in the second quarter.

FINANCING ACTIVITIES. Net borrowings decreased by $12.7 million during the six months ending June 29, 2002. The repayment of debt included a $1.5 million scheduled term loan payment and $12.9 million in payments on the company’s revolving credit facility.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements SFAS No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The company will apply this guidance beginning in fiscal 2003.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. This statement is effective for financial statements issued for fiscal years beginning after December 31, 2002. The company will apply this guidance prospectively.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations.

Twelve Month Period Ending	Fixed Rate Debt	Variable Rate Debt

	(In thousands)

June 30, 2003	$—	$13,500
June 30, 2004	—	9,750
June 30, 2005	—	8,750
June 30, 2006	—	8,000
June 30, 2007	43,543	—

	$43,543	$40,000

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

Variable rate debt consists of $1.0 million of borrowings under a $27.5 million revolving credit facility, which becomes due in December 2005, and $39.0 million in senior bank notes. As of June 29, 2002 the revolving credit facility had borrowing availability of $22.9 million based upon the company’s collateral base as determined per the senior bank agreement. The company had $0.8 million outstanding in letters of credit and $1.0 million in cash borrowings against this facility at the end of the second quarter. The secured senior bank notes are comprised of two separate tranches of debt. The first tranche of debt for $36.0 million is repaid on a quarterly basis over the four-year term ending December 2005. The second tranche of debt for $3.0 million matures with a single payment in December 2005. The secured revolving credit facility and $36.0 million senior bank note bear interest at a rate of 3.25% above LIBOR, or 5.09% as of June 29, 2002. The $3.0 million senior bank note accrues interest at a rate of 4.5% above LIBOR, or 6.34% as of June 29, 2002.

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

Sell	Purchase	Maturity

1,000,000 Euro	$ 913,300 U.S. Dollars	August 26, 2002
689,655 British Pounds	$1,000,000 U.S. Dollars	July 19, 2002
1,000,000 British Pounds	$1,481,000 U.S. Dollars	August 30, 2002

PART II.       OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended June 29, 2002, except as follows:

Item 2.           Changes in Securities

c)        During the second quarter of fiscal 2002, the company issued 625 shares of the company’s common stock to a division executive and 1,000 shares to a company director, pursuant to the exercise of stock options, for $2,812.50 and $1,875.00, respectively. Such options were granted at an exercise price of $4.50 and $1.875 per share, respectively. As certificates for the shares were legended and stop transfer instructions were given to the transfer agent, the issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions by an issuer not involving a public offering.

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

Nominee	For	Withheld	Abstained

Bassoul	6,383,009	2,958	0
Henry	6,384,209	1,758	0
Lummus	6,384,209	2,258	0
Miller	6,384,209	1,758	0
Putnam	6,384,209	1,758	0
Riley	6,384,209	1,758	0
Streeter	6,384,184	1,783	0
Whitman, W.	6,383,509	2,458	0
Whitman, L.	6,383,684	2,283	0
Yohe	6,383,709	2,258	0

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

Item 6.           Exhibits and Reports on Form 8-K

a)        Exhibits – The following Exhibits are incorporated by reference to the company’s Form 10-Q for the fiscal period ended June 29, 2002 filed on August 19, 2002:

Exhibit 10(A) - Amendment No. 3 to Amended and Restated Employment Agreement of William F. Whitman, dated April 16, 2002.

Exhibit 10(B) – Severance Agreement of Selim A. Bassoul, dated April 16, 2002.

Exhibit 10(C) - Employment Agreement of Selim A. Bassoul, dated May 16, 2002.

Exhibit 10(D) - Severance Agreement of David B. Baker, dated June 21, 2002.

Exhibit 10(E) – Amended 1998 Stock Incentive Plan dated May 16, 2002.

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