Form 10-Q/A
period 2002-09-28
MIDDLEBY CORP
filed 2003-03-28
CIK 769520

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

QUARTER ENDED SEPTEMBER 28, 2002

Explanatory Note

This amendment on Form 10-Q/A (Amendment No. 1) amends the company’s quarterly report on Form 10-Q for the period ended September 28, 2002, as filed with the Securities and Exchange Commission on November 12, 2002, and is being filed to reflect the restatement of the company’s consolidated financial statements. The significant effects of this restatement on the financial statements are presented in Note 2 to the consolidated financial statements and Item 2 in Part I of this amended quarterly report on Form 10-Q/A (Amendment No. 1). This amendment incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this quarterly report as originally filed, except where specifically noted.

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

PART I.   FINANCIAL INFORMATION

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
(Unaudited)

	(as restated(1)) Sep. 28, 2002	Dec. 29, 2001

ASSETS
Cash and cash equivalents	$3,097	$5,997
Accounts receivable, net of reserve for doubtful accounts of $3,389 and $2,913	28,346	25,158
Inventories, net	26,741	29,115
Prepaid expenses and other	1,534	1,178
Current deferred taxes	11,716	11,291
Total current assets	71,434	72,739
Property, plant and equipment, net of accumulated depreciation of $25,174 and $22,185	28,259	30,598
Goodwill	74,319	74,005
Other intangibles	26,300	26,466
Other assets	6,543	7,589

Total assets	$206,855	$211,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$11,500	$10,047
Accounts payable	14,663	11,491
Accrued expenses	36,829	38,438

Total current liabilities	62,992	59,976
Long-term debt	67,981	86,152
Long-term deferred tax liability	8,698	8,698
Other non-current liabilities	20,452	17,162
Stockholders’ equity:
Preferred stock, $.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 11,026,521 and 11,024,396 issued in 2002 and 2001, respectively	110	110
Shareholder receivables	(590)	(290)
Paid-in capital	53,855	53,884
Treasury stock at cost; 2,002,474 shares in 2002 and 2,052,474 in 2001, respectively	(11,705)	(11,997)
Retained earnings (accumulated deficit)	7,162	(1,029)
Accumulated other comprehensive loss	(2,100)	(1,269)

Total stockholders’ equity	46,732	39,409

Total liabilities and stockholders’ equity	$206,855	$211,397

(1)       See Note 2

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

(1)       Excludes 5,000 stock options for the three months ended September 29, 2001 with an exercise price of $9.63 and 65,000 stock options for the nine months with exercise prices from $7.50 to $9.63 which were anti-dilutive.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended

	Sep. 28, 2002	Sep. 29, 2001

	(as restated(1))
Cash flows from operating activities-
Net earnings	$8,191	$2,317

Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	5,195	2,741
Non-cash portion tax provision	(425)	2,246
Unrealized (gain) loss on derivative financial instruments	(109)	—
Unpaid interest on seller notes (2)	1,737	—
Unpaid interest on subordinated senior notes (2)	382	—
Changes in assets and liabilities-
Accounts receivable, net	(3,189)	4,505
Inventories, net	2,374	1,317
Prepaid expenses and other assets	(343)	(1,186)
Accounts payable	3,173	(3,528)
Accrued expenses and other liabilities	(1,512)	(5,156)

Net cash provided by operating activities	15,474	3,256

Cash flows from investing activities-
Net additions to property and equipment	(1,011)	(325)

Net cash (used in) investing activities	(1,011)	(325)

Cash flows from financing activities-
Proceeds (repayments) under revolving credit facilities, net	(13,885)	(3,360)
Repayments of senior secured bank notes	(3,500)	—
Repurchase of treasury stock	—	(220)
Other financing activities, net	(40)	(276)

Net cash (used in) financing activities	(17,425)	(3,856)

Effect of exchange rates on cash and cash equivalents	62	(92)

Changes in cash and cash equivalents-
Net (decrease) increase in cash and cash equivalents	(2,900)	1,017
Cash and cash equivalents at beginning of year	5,997	3,704

Cash and cash equivalents at end of quarter	$3,097	$2,687

Supplemental disclosure of cash flow information:
Interest paid	$4,546	$375

Income taxes paid	$3,768	$325

(1)       See Note 2.

(2)       Represents an increase in principal balance of debt associated with interest paid in kind.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2002
(Unaudited)

1)        Summary of Significant Accounting Policies

The consolidated financial statements have been prepared by The Middleby Corporation (the “company”), pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company’s 2001 Form 10-K/A and 2002 First Quarter and Second Quarter Form 10-Q/As.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 28, 2002 and December 29, 2001, and the results of operations for the nine months ended September 28, 2002 and September 29, 2001 and cash flows for the nine months ended September 28, 2002 and September 29, 2001.

2)        Restatement and Reclassifications

Subsequent to the issuance of the company’s financial statements for the quarter ended September 28, 2002, it was determined that a deferred tax liability associated with the intangible assets acquired in connection with the Blodgett acquisition should have been recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. The impact of this revision had no effect on net earnings or earnings per share for the three-month and nine-month periods ended September 28, 2002.

In addition, the company has made certain reclassifications to the prior year financial statements. These reclassifications are primarily to the classification of cash, accounts payable and individual components of stockholders’ equity.

The effects of the restatement and reclassifications for the third quarter 2002 is as follows (in thousands):

	September 28, 2002

	As Previously Reported	As Restated

At period end:
Cash	$2,305	$3,097
Goodwill	63,641	74,319
Deferred taxes	1,980	—
Total assets	197,365	206,855

Accounts payable	$13,871	$14,663
Long-term deferred tax liability	—	8,698
Total liabilities and stockholders’ equity	197,365	206,855

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

In June 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets”, superseding APB Opinion No. 17, “Intangible Assets”. This statement addresses how intangible assets that are acquired individually or with a group of other assets (excluding assets acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with this statement, goodwill and certain other intangible assets with indefinite lives will no longer be amortized, but evaluated for impairment based upon financial tests related to the current value for the related assets. As a result there may be more volatility in reported income than under the previous standards because impairment losses are likely to occur irregularly and in varying amounts. The company adopted this statement in the first quarter of fiscal 2002. Upon initial adoption of this statement, the company determined that no impairment of goodwill or other intangible assets had occurred. Goodwill of $74.3 million and other intangible assets(trademarks) of $26.3 million have been accounted for consistently with the nonamortization provisions of this statement. As of September 28, 2002, the company does not have any intangible assets subject to amortization. The company recorded goodwill and other intangible asset amortization, which reduced net income by $135,000 from $1,227,000 or $0.14 per share in the third quarter of 2001 and $405,000 from $2,722,000 or $0.30 per share in the first nine months of 2001.

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

4)        Purchase Accounting

On December 21, 2001, the company completed its acquisition of Blodgett Holdings, Inc. (“Blodgett”) from Maytag Corporation.

The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The allocation of the purchase price and acquisition costs to the assets acquired and liabilities assumed are subject to change pending finalization of studies of fair value. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed was recorded as goodwill. Under SFAS No. 142, goodwill and certain other intangible assets in conjunction with the Blodgett acquisition will be subject to the nonamortization provisions of this statement from the date of acquisition.

The allocation of net cash paid for the Blodgett acquisition as of December 29, 2001 and September 28, 2002 is summarized as follows (in thousands):

	Dec. 29, 2001	Adjustments	Sep. 28, 2002

Current assets	$36,957	$—	$36,957
Property, plant and equipment	13,863	—	13,863
Goodwill	62,008	251	62,259
Other intangibles	26,300	—	26,300
Liabilities	(44,076)	(2,084)	(46,160)

Total purchase price	$95,052	$(1,833)	$93,219
Less: Notes issued at closing	(20,054)	1,833	(18,221)

Net cash paid for Blodgett at closing	$74,998	$0	$74,998

The net reduction of $1.8 million in the purchase price and notes due to the seller reflects a post closing purchase price adjustment in accordance with provisions of the purchase agreement with Maytag.

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

6)        Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for Blodgett inventory have been determined using the last-in, first-out (“LIFO”) method. Had the inventories been valued using the first-in, first-out (“FIFO”) method, the amount would not have differed materially from the amounts as determined using the LIFO method. Costs for Middleby inventory have been determined using the first-in, first-out (“FIFO”) method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at September 28, 2002 and December 29, 2001 are as follows:

	Sep. 28, 2002	Dec. 29, 2001

	(In thousands)
Raw materials and parts	$6,821	$7,201
Work-in-process	4,936	5,355
Finished goods	14,984	16,559

	$26,741	$29,115

7)        Accrued Expenses

Accrued expenses consist of the following:

	Sep. 28, 2002	Dec. 29, 2001

	(In thousands)
Accrued payroll and related expenses	$8,523	$6,586
Accrued customer rebates	4,972	3,933
Accrued commissions	1,625	1,321
Accrued warranty	10,352	9,179
Accrued acquisition costs	187	3,200
Accrued severance and plant closures	1,932	6,497
Other accrued expenses	9,238	7,722

	$36,829	$38,438

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

Reserves of $6.9 million for facility closure costs predominately relate to lease obligations for three manufacturing facilities that were exited in 2001 and 2002. During the second quarter of 2001, prior to the acquisition, reserves were established for lease obligations associated with a manufacturing facility in Quakertown, Pennsylvania that was exited when production at this facility was relocated to an existing facility in Bow, New Hampshire. The lease associated with the exited facility extends through December 11, 2014. The facility is currently subleased for a portion of the lease term through July 2006. During the second quarter of 2002, the company exited leased facilities in Williston and Shelburne, Vermont in conjunction with the company’s manufacturing consolidation initiatives. The Williston lease extends through June 30, 2005 and the Shelburne lease extends through December 11, 2014. Neither of these facilities has been subleased although the company is performing an active search for subtenants. During the third quarter of 2002, reserves associated with the remaining lease obligation were increased by $3.4 million through purchase accounting due to changes in assumptions related to the timing and amount of sublease income expected to be realized, resulting in an increase to goodwill. Future lease obligations under these three facilities are anticipated to amount to approximately $15.0 million. The remaining reserve balance is reflected net of anticipated sublease income.

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

9)        Related Party Transactions

During the third quarter of fiscal 2002, the company transferred 50,000 shares of the company’s common stock held in treasury to a corporate executive pursuant to an incentive program. The program established on March 1, 2001 agreed to transfer 50,000 shares of common stock to the corporate executive at $6.00 per share. The market price at the close of business on March 1, 2001 was $5.94 per share. The funds necessary to purchase the stock were provided for in an interest-bearing loan by the company to the executive. The loan and interest will be forgiven by the company subject to the company’s achievement of certain targets for Earnings Before Taxes for fiscal 2001 through 2003. As of September 28, 2002 none of the loan had been forgiven.

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

The worldwide manufacturing divisions operate through the Cooking Systems Group. This business segment has manufacturing facilities in Illinois, New Hampshire, North Carolina, Vermont and the Philippines. This business segment supports four major product groups, including conveyor oven equipment, core cooking equipment, counterline cooking equipment, and international specialty equipment. Principal product lines of the conveyor oven product group include Middleby Marshall ovens, Blodgett ovens and CTX ovens.Principal product lines of the core cooking equipment product group include the Southbend product line of ranges, steamers, convection ovens, broilers and steam cooking equipment, the Blodgett product line of convection and combi ovens, MagiKitch’n charbroilers and catering equipment and the Pitco Frialator product line of fryers. The counterline cooking and warming equipment product group includes toasters, hot food servers, foodwarmers and griddles distributed under the Toastmaster brand name. The international specialty equipment product group is primarily comprised of food preparation tables, undercounter refrigeration systems, ventilation systems and component parts for the U.S. manufacturing operations.

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

The following table summarizes the results of operations for the company’s business segments(1):

	Cooking Systems Group	International Distribution	Corporate and Other(2)	Eliminations(3)	Total

Three months ended September 28, 2002
Net sales	$55,437	$8,885	$—	$(6,643)	$57,679
Operating income (loss)	9,166	218	(512)	75	8,947
Depreciation expense	1,068	41	(241)	—	868
Capital expenditures	129	81	(23)	—	187

Nine months ended September 28, 2002
Net sales	$167,703	$25,177	$70	$(18,302)	$174,648
Operating income (loss)	26,584	706	(5,108)	(318)	21,864
Depreciation expense	3,400	123	(173)	—	3,350
Capital expenditures	869	156	(14)	—	1,011

Total assets	181,885	17,388	18,564	(10,982)	206,855
Long-lived assets(4)	129,193	439	5,789	—	135,421

Three months ended September 29, 2001
Net sales	$23,748	$4,767	$—	$(2,801)	$25,714
Operating income (loss)	3,722	(208)	(1,079)	—	2,435
Depreciation expense	572	43	44	—	659
Capital expenditures	43	7	4	—	54

Nine months ended September 29, 2001
Net sales	$71,194	$14,951	$—	$(10,391)	$75,754
Operating income (loss)	9,285	(740)	(2,076)	50	6,519
Depreciation expense	1,795	125	142	—	2,062
Capital expenditures	165	13	147	—	325

Total assets	49,950	13,117	17,838	(10,982)	69,923
Long-lived assets(4)	17,841	416	11,997	—	30,254

(1)       Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, gains and losses on acquisition financing derivatives, and other income and expenses items outside of income from operations.

(2)       Includes corporate and other general company assets and operations.

(3)       Includes elimination of intercompany sales, profit in inventory and intercompany receivables. Intercomp any sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited).

Restatement

Subsequent to the issuance of the company’s financial statements for the quarter ended September 28, 2002, it was determined that a deferred tax liability associated with the intangible assets acquired in connection with the Blodgett acquisition should have been recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. The impact of this revision had no effect on net earnings or earnings per share for the three-month and nine-month periods ended September 28, 2002.

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

Net sales at the International Distribution Division increased by $4.1 million to $8.9 million, due in part to the addition of Frialator International - a distribution operation in the United Kingdom, which was acquired as part of the Blodgett purchase. Net sales of Frialator International amounted to $2.2 million. Excluding the impact of Frialator International, the sales of this division increased by $1.9 million, primarily due to the revenues associated with the acquired product lines which began to be distributed through this division late in the first quarter of 2002.

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

Nine Months Ended September 28, 2002 Compared to Nine Months Ended September 29, 2001

NET SALES. Net sales in the nine-month period ended September 28, 2002 were $174.6 million as compared to $75.8 million in the nine-month period ended September 29, 2001. The increase in net sales resulted from the incremental business associated with the acquired Blodgett operations. On a proforma basis in the nine–month period ended September 29, 2001 net sales for combined Middleby and Blodgett amounted to $169.9 million.

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

International specialty equipment sales decreased from $3.6 million to $3.4 million as a result of lower sales into the Philippines, which has been impacted by a slowed economy and reduced foreign investment in that country.

Net sales at the International Distribution Division increased by $10.2 million to $25.2 million, due in part to the addition of Frialator International - a distribution operation in the United Kingdom, which was acquired as part of the Blodgett purchase. Net sales of Frialator International amounted to $6.1 million. Excluding the sales from Frialator International, sales increased $4.1 million primarily due to revenues associated in the acquired product lines, which began to be distributed by this division late in the first quarter of 2002.

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

Financial Condition and Liquidity

During the nine months ended September 28, 2002, cash and cash equivalents decreased by $2.9 million to $3.1 million at September 28, 2002 from $6.0 million at December 29, 2001. Net borrowings decreased from $96.2 million at December 29, 2001 to $79.5 million at September 28, 2002.

OPERATING ACTIVITIES. Net cash provided by operating activities before changes in assets and liabilities was $15.0 million in the nine months ended September 28, 2002 as compared to $7.3 million in the prior year period. Net cash provided by operating activities after changes in assets and liabilities was $15.5 million as compared to net cash provided of $3.3 million in the prior year period. Cash provided by operating activities included $2.1 million of borrowings on subordinated notes representing unpaid interest, which is added to the principal balance of the notes consistent with financing agreements.

During the nine months ended September 28, 2002, accounts receivable increased $3.2 million due to increased sales. Inventories decreased $2.4 million due to inventory reduction initiatives. Accounts payable increased $3.2 million due to increased inventory purchases on higher volumes and management of vendor payments to enhance cash flows. Accrued expenses and other liabilities decreased $1.5 million primarily as a result of the payment of accrued severance obligations associated with headcount reductions completed during the first half of the year.

INVESTING ACTIVITIES. During the nine months ending September 28, 2002, the company had capital expenditures of $1.0 million associated with enhancements to existing manufacturing facilities. This included expenditures required to consolidate the production for several product lines that were moved from two manufacturing facilities that were closed in the second quarter.

FINANCING ACTIVITIES. Net cash flows used in the financing activities was $17.4 million during the nine months ending September 28, 2002. This included $13.9 million of repayments on borrowings under the revolving credit line and $3.5 million of scheduled repayments under the senior term loan.

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

In June 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets”, superseding APB Opinion No. 17, “Intangible Assets”. This statement addresses how intangible assets that are acquired individually or with a group of other assets (excluding assets acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with this statement, goodwill and certain other intangible assets with indefinite lives will no longer be amortized, but evaluated for impairment based upon financial tests related to the current value for the related assets. As a result there may be more volatility in reported income than under the previous standards because impairment losses are likely to occur irregularly and in varying amounts. The company has adopted this statement in the first quarter of fiscal 2002. Upon initial adoption of this statement, the company has determined no impairment of goodwill or other intangible assets had occurred. Goodwill of $74.3 million and other intangible assets(trademarks) of $26.3 million have been accounted for consistently with the nonamortization provisions of this statement. As of September 28, 2002, the company does not have any intangible assets subject to amortization. In the first nine months of 2001, the company had recorded goodwill and other intangible asset amortization, which reduced net income by $405,000 from $2,722,000 or $0.30 per share.

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

Sell	Purchase	Maturity

1,000,000 Euro	$ 965,600 U.S. Dollars	November 26, 2002
689,655 British Pounds	$1,055,200 U.S. Dollars	November 20, 2002
1,000,000 British Pounds	$1,526,500 U.S. Dollars	December 2, 2002
5,170,000 Mexican Pesos	$ 500,000 U.S. Dollars	October 28, 2002
16,650,000 Taiwan Dollars	$ 500,000 U.S. Dollars	October 16, 2002
26,250,000 Taiwan Dollars	$ 750,000 U.S. Dollars	October 28, 2002
718,200,000 Korean Won	$ 600,000 U.S. Dollars	October 16, 2002
741,000,000 Korean Won	$ 600,000 U.S. Dollars	October 28, 2002

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