Form 10-K
period 2002-12-28
MIDDLEBY CORP
filed 2003-03-28
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

|X|	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 28, 2002

or

| |	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File No. 1-9973 THE MIDDLEBY CORPORATION (Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3352497 (IRS Employer Identification Number)

1400 Toastmaster Drive, Elgin, Illinois (Address of principal executive offices)	60120 (Zip Code)

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
Yes |X|     No |   |.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the act)
Yes |   |     No |X|.

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 29, 2002 was approximately $41,069,136.

The number of shares outstanding of the Registrant’s class of common stock, as of March 24, 2003, was 9,027,972 shares.

Documents Incorporated by Reference

Part III of Form 10-K incorporates by reference the company’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2003 annual meeting of stockholders.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES DECEMBER 28, 2002

FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

Item 1.	Business

General

        The Middleby Corporation (“Middleby” or the “company”), through its operating subsidiary Middleby Marshall Inc. (“Middleby Marshall”) and its subsidiaries, is a leader in the design, manufacture, marketing, distribution, and service of a broad line of cooking and warming equipment used in all types of foodservice operations, including quick-service restaurants, full-service restaurants, retail outlets, hotels and other institutions. The company’s products include Middleby Marshall® and CTX® conveyor oven equipment, Blodgett® convection, conveyor, and deck oven equipment, Blodgett Combi® cooking equipment, Blodgett Range® ranges, Pitco Frialator® fryer equipment, Southbend® ranges, convection ovens and heavy-duty cooking equipment, SteamMaster® steam cooking equipment, Toastmaster® toasters and counterline cooking and warming equipment, and MagiKitch’n® charbroilers and catering equipment.

        Founded in 1888 as a manufacturer of baking ovens, Middleby Marshall Oven Company was acquired in 1983 by TMC Industries Ltd., a publicly traded company that changed its name in 1985 to The Middleby Corporation. Throughout its history, the company had been a leading innovator in the baking equipment industry and in the early 1980s positioned itself as a leading foodservice equipment manufacturer by introducing the conveyor oven that revolutionized the pizza market. In 1989, the company became a broad line equipment manufacturer through the acquisition of the Foodservice Equipment Group of Hussmann Corporation, which included Southbend, Toastmaster and CTX. The company initiated its international distribution and service strategy in 1990 by acquiring a controlling interest in Asbury Associates, Inc., which was renamed Middleby Worldwide in 1999. In 1991, the company established Middleby Philippines Corporation (“MPC”) to provide foodservice equipment and custom kitchen fabrications to restaurant and hotel chains in the Pacific Rim and Middle Eastern markets. In 2001, Middleby acquired the commercial cooking subsidiary, Blodgett Holdings, Inc. (“Blodgett”) from Maytag Corporation to complete its line up of products in all the major cooking equipment segments. The acquisition resulted in the addition of the Blodgett, Pitco and MagiKitch’n brand names into the company’s portfolio.

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

        Core Cooking Equipment Product Group – Blodgett, Blodgett Combi, Blodgett Range, Pitco Frialator, Southbend and MagiKitch’n

        The Core Cooking Equipment Product Group manufactures the equipment that is central to most any restaurant kitchen. The products offered by this division include ranges, convection ovens, fryers, combi-ovens, charbroilers, and steam equipment. These products are distributed under the Blodgett, Pitco Frialator, Southbend, and MagiKitch’n brand names.

        Blodgett, known for its durability and craftsmanship, is the leading brand of convection and combi ovens. In demand since the late 1800‘s, the Blodgett oven has stood the test of time and set the industry standard. Restaurants, fast-food chains, hotels, hospitals and institutions rely on the Blodgett name.

        Pitco Frialator offers a broad line of gas and electric equipment combining reliability with efficiency in simple-to-operate professional frying equipment. Since 1918, Pitco fryers have captured a major market share by offering simple, reliable equipment for cooking menu items such as french fries, onion rings, chicken, donuts, and seafood. By their very design, Pitco’s fryers offer substantial advances over bottom-fired fryers. The tube-fired heating system creates a larger heat transfer area that quickly heats oil to proper cooking temperatures. Since there is less waiting for oil to heat, your food is less likely to absorb shortening and more likely to maintain flavor. The innovation continues today. Pitco Frialator now offers the Solstice™ Series — a selection of fryers that operate cooler — and smarter — for maximum efficiency. The company also markets pasta cookers and rethermalizers under the Pitco brand name, which are ideal for schools and other largescale kitchen operations that re-heat frozen prepared foods. Pitco’s unique rethermalizing process improves product consistency while providing for labor and energy savings.

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

        In 2002, the company began the manufacture of ranges under the Blodgett brand name to provide an offering for the high-end segment of the market. This product is suited for four-star restaurants and other restaurants requiring durability and cosmetic appeal.

        Counterline Cooking Equipment Product Group — Toastmaster

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

        International Specialty Equipment Product Group — Middleby Philippines Corporation

        Middleby Philippines Corporation (MPC), founded in 1991, provides the company with a low cost manufacturing capability in Asia, manufacturing custom kitchen fabrications. Principal products include fryers and kitchen fabrications. MPC also produces component parts for the company’s domestic operations. MPC’s manufacturing and assembly operations are located in a modern 54,000 square foot facility outside of Manila.

International Distribution Division — Middleby Worldwide

        Middleby Worldwide provides integrated export management and distribution services. The division sells the company’s product lines and certain non-competing complementary product lines of other manufacturers throughout the world. The company offers customers a complete package of kitchen equipment, delivered and installed in over 100 countries. For a local country distributor or dealer, the division provides centralized sourcing of a broad line of equipment with complete export management services, including export documentation, freight forwarding, equipment warehousing and consolidation, installation, warranty service and parts support. Middleby Worldwide has regional export management companies in Asia, Europe and Latin America complemented by sales and distribution offices located in Canada, China, India, Korea, Mexico, the Philippines, Spain, Taiwan and the United Kingdom.

The Customers and Market

        The company’s domestic sales are primarily through independent dealers and distributors and are marketed by the company’s sales personnel and network of independent manufacturers’ representatives. The company’s international sales are through a combined network of independent and company-owned distributors. The company maintains sales and distribution offices in Canada, China, India, Korea, Mexico, the Philippines, Spain, Taiwan and the United Kingdom. The company’s end-user customers include: (i) fast food or quick-service restaurants, (ii) full-service restaurants, including casual-theme restaurants, (iii) retail outlets, such as convenience stores, supermarkets and department stores and (iv) public and private institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, military facilities and government agencies. Many of the dealers in the U.S. belong to buying groups that negotiate sales terms with the company. Certain large multi-national restaurant and hotel chain customers have purchasing organizations that manage product procurement for their systems. Included in these customers are several large restaurant chains, which account for a significant portion of the company’s business.

        During the past several decades, growth in the U.S. foodservice industry has been driven primarily by population growth, economic growth and demographic changes, including the emergence of families with multiple wage-earners and growth in the number of higher-income households. These factors have led to a demand for convenience and speed in food preparation and consumption. As a result, U.S. foodservice sales grew for the eleventh consecutive year to approximately $408 billion in 2002. Sales in 2003 are projected to increase to $426 billion, an increase of 4.5% over 2002. The quick-service restaurant segment within the foodservice industry has been the fastest growing segment since the mid ‘80‘s. Total quick-service sales amounted to $116 billion in 2002 and are expected to increase 4.1% to $121 billion in 2003. The full-service restaurants represent the largest portion of the foodservice industry and represented $146 billion in sales in 2002 and are expected to increase 4.8% to $153 billion in 2003. This segment has seen increased chain concepts and penetration in recent years, particularly in upscale segments, driven by the aging of the baby boom generation.

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

        The company believes that the worldwide foodservice equipment market has sales in excess of $20 billion at a growth rate outpacing the U.S. The cooking and warming equipment segment of this market is estimated to exceed $1.5 billion in North America and $3.0 billion worldwide. The company believes that continuing growth in demand for foodservice equipment will result from the development of new restaurant units and the expansion of U.S. chains into international markets and the replacement and upgrade of existing equipment.

        The company’s backlog of orders was $17,560,000 at December 28, 2002, all of which is expected to be filled during 2003. The backlog at December 29, 2001 was $18,963,000. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of the company’s products.

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

Services and Product Warranty

        The company is an industry leader in equipment installation programs and after-sales support and service. The company provides warranty on its products typically for a one year period and in certain instances greater periods up to ten years. The emphasis on global service increases the likelihood of repeat business and enhances Middleby’s image as a partner and provider of quality products and services. It is critical to major foodservice chains that equipment providers be capable of supporting equipment on a worldwide basis.

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

        The company believes that it is one of the largest multiple-line manufacturers of cooking and warming equipment in the U.S. and worldwide, although some of its competitors are units of operations that are larger than the company and possess greater financial and personnel resources. Among the company’s major competitors are Enodis plc; Hobart Corporation and Vulcan-Hart Corporation, both subsidiaries of Illinois Tool Works Inc.; Wells Manufacturing company, a subsidiary of United Technologies Corporation; Zanussi, a subsidiary of Electrolux AB; and Ali Group.

Manufacturing and Quality Control

        The company manufactures product in four domestic and one international production facilities. In Elgin, Illinois, the company manufactures conveyor oven and counterline cooking equipment products. In Burlington, Vermont the company manufactures its combi oven, convection oven and deck oven product lines. In Fuquay-Varina, North Carolina, the company manufactures ranges, steamers, combi ovens, convection ovens and broiling equipment. In Bow, New Hampshire, the company manufactures fryers, charbroilers and catering equipment products. In Laguna, the Philippines the company manufactures fryers, kitchen fabrication and component parts for the U.S. manufacturing facilities. Metal fabrication, finishing, sub-assembly and assembly operations are conducted at each manufacturing facility. Equipment installed at individual manufacturing facilities includes numerically controlled turret presses and machine centers, shears, press brakes, welding equipment, polishing equipment, CAD/CAM systems and product testing and quality assurance measurement devices. The company’s CAD/CAM systems enable virtual electronic prototypes to be created, reviewed and refined before the first physical prototype is built.

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

Licenses, Patents, and Trademarks

        The company owns numerous trademarks and trade names; among them, Blodgett®, Blodgett Combi®, Blodgett Range®, CTX®, MagiKitch’n®, Middleby Marshall®, Pitco Frialator®, Southbend®, SteamMaster® and Toastmaster® are registered with the U.S. Patent and Trademark Office and in various foreign countries.

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

Employees

        As of December 28, 2002, the company employed 1,042 persons. Of this amount, 393 were management, administrative, sales, engineering and supervisory personnel; 425 were hourly production non-union workers; and 224 were hourly production union members. Included in these totals were 204 individuals employed outside of the United States, of which 142 were management, sales, administrative and engineering personnel, and 62 were hourly production workers, who participate in an employee cooperative. At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on May 1, 2007. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that extends through June 2006. Management believes that the relationships between employees, union and management are good.

Seasonality

        The company’s business, taken as a whole, is not materially affected by seasonality.

Item 2.	Properties

        The company’s principal executive offices are located in Elgin, Illinois. The company operates four manufacturing facilities in the U.S. and one manufacturing facility in the Philippines.

        The principal properties of the company utilized by the Cooking Systems Group segment to conduct business operations are listed below:

Location	Principal Function	Square Footage	Owned/ Leased
Elgin, IL Bow, NH Fuquay-Varina, NC Burlington, VT Laguna, the Philippines	Manufacturing, Warehousing and Offices Manufacturing, Warehousing and Offices Manufacturing, Warehousing and Offices Manufacturing, Warehousing and Offices Manufacturing, Warehousing and Offices	207,000 102,000 34,000 131,000 140,000 54,000	Owned Owned Leased Owned Owned Owned

        At various other locations the company leases small amounts of office space for administrative and sales functions, and in certain instances limited short-term inventory storage. These locations are in China, Korea, Mexico, Spain, Taiwan and the United Kingdom.

        Management believes that these facilities are adequate for the operation of the company’s business as presently conducted.

        The company also has three leased facilities, which were exited as part of the company’s manufacturing consolidation efforts. These leases extend through periods ending in December 2014. It is the company’s intent to sublease these facilities.

Item 3.	Legal Proceedings

        The company is routinely involved in litigation incidental to its business, including product liability actions, which are generally covered by insurance or by indemnification from Maytag Corporation. Such routine claims are vigorously contested and management does not believe that the outcome of any such pending litigation will have a material adverse effect upon the financial condition, results of operations or cash flows of the company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders in the fourth quarter of the year ended December 28, 2002.

Item 4A.	Executive Officers of the Registrant

Name	Age	Principal Occupation and Principal Position and Office with the company	Date First Became Officer
William F. Whitman, Jr. Selim A. Bassoul David B. Baker	63 46 45	Chairman of the Board of
the company and
Middleby Marshall

President and Chief Executive
Officer of the company and
Middleby Marshall

Vice President, Chief Financial
Officer and Secretary of the
company and
Middleby Marshall
1983 2000 2000

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

PART II

Item 5.	Market for Registrant’s Common Equity andRelated Stockholder Matters

        The company’s Common Stock trades on the Nasdaq National Market System under the symbol “MIDD”. The following table sets forth, for the periods indicated, the high and low closing sale prices per share of Common Stock, as reported by the Nasdaq National Market System.

	Closing Share Price
	High	Low
Fiscal 2002
First quarter	6.520	5.200
Second quarter	9.710	6.000
Third quarter	9.950	7.850
Fourth quarter	10.800	7.550
Fiscal 2001
First quarter	8.000	5.750
Second quarter	7.450	5.880
Third quarter	6.150	4.990
Fourth quarter	5.580	4.100

        In July 1998, the company’s Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of up to 1,800,000 common shares in open market purchases. As of December 28, 2002, 936,865 shares had been repurchased under the stock repurchase program.

        In November 2000, the company completed a self tender offer. The company purchased a total 1,135,359 shares through the tender for approximately $7.9 million. At December 28, 2002, the company had a total of 2,002,474 shares in treasury amounting to $11.7 million. The company estimates there were approximately 1,800 beneficial owners of the company’s common stock as of December 28, 2002.

        In December 2000, the company declared and paid a $0.10 per common share special dividend to shareholders of record as of the close of business on December 20, 2000. The company’s senior bank agreement places certain limitations on its right to issue dividends.

        In December 2002, the company repurchased and retired 358,346 of outstanding stock warrant rights held by American Capital Strategies (“ACS”), which had been issued in connection with a senior subordinated note agreement entered into in December 2001. The stock warrant rights allowed ACS to purchase Middleby common stock at $4.67 per share at any time through their expiration on December 21, 2011. The stock warrant rights were purchased for $2.7 million in cash. Conditional stock warrant rights of 445,100 exercisable under circumstances defined per the note agreement expired with the retirement of the notes in December 2002.

PART II

Item 6.	Selected Financial Data

(amounts in thousands, except per share data) Fiscal Year Ended(1)

	2002	2001	2000	1999	1998
Income Statement Data:
Net sales	$229,108	$101,552	$126,888	$132,541	$132,320
Cost of sales	150,608	70,048	81,702	91,551	96,082

Gross profit	78,500	31,504	45,186	40,990	36,238
Selling and distribution expenses	28,213	13,180	15,858	18,694	20,817
General and administrative expenses	20,556	10,390	17,478	14,430	12,304
Non-recurring expenses	—	—	—	2,208	3,457

Income (loss) from operations .	29,731	7,934	11,850	5,658	(340)
Interest expense and deferred
financing amortization, net	11,180	740	1,204	2,724	2,916
Gain on acquisition financing
derivatives	(286)	—	—	—	—
Other expense (income), net	901	794	1,503	763	939

Earnings (loss) before income taxes	17,936	6,400	9,143	2,171	(4,195)
Provision (benefit) for income taxes	6,320	4,764	5,370	3,165	(211)

Earnings (loss) before
extraordinary item	11,616	$1,636	$3,773	$(994)	$(3,984)

Extraordinary loss, net of income tax	(5,514)	—	(235)	—	—

Net earnings (loss)	$6,102	$1,636	$3,538	$(994)	$(3,984)

Basic earnings (loss) per share:
Before extraordinary item	$1.29	$0.18	$0.38	$(0.10)	$(0.37)
Extraordinary loss	(0.61)	—	(0.03)	—	—

Net earnings(loss) per share	$0.68	$0.18	$0.35	$(0.10)	$(0.37)

Weighted average number of shares
outstanding	8,990	8,981	9,971	10,161	10,761
Diluted earnings (loss) per share:
Before extraordinary item	$1.27	$0.18	$0.37	$(0.10)	$(0.37)
Extraordinary loss	(0.60)	—	(0.02)	—	—

Net earnings(loss) per share	$0.67	$0.18	$0.35	$(0.10)	$(0.37)

Weighted average number of shares
outstanding	9,132	8,997	10,091	10,277	10,872
Cash dividends declared
per common share	$—	$—	$0.10	$—	$—
Balance Sheet Data:
Working capital	$13,890	$12,763	$19,084	$28,095	$30,609
Total assets	207,962	211,397	79,920	99,048	99,679
Total debt	87,962	96,199	8,539	28,135	27,825
Stockholders’ equity	44,632	39,409	37,461	43,168	44,734

(1)	The company’s fiscal year ends on the Saturday nearest to December 31.

- 14 -

Item 7.	Management’s Discussion and Analysis of FinancialCondition and Results of Operations

Subsequent Event

        See Note 15 to the consolidated financial statements for explanation of subsequent event.

Acquisition

        On December 21, 2001, the company completed its acquisition of Blodgett Holdings, Inc. (“Blodgett”) from Maytag Corporation.

        The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed was recorded as goodwill. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill and certain other intangible assets with indefinite lives acquired in conjunction with the Blodgett acquisition will be subject to the nonamortization provisions of this statement from the date of acquisition.

        The consolidated financial statements for fiscal 2001 include the operating results and the financial position of Blodgett for the period subsequent to its acquisition on December 21, 2001. The results of operations prior to and including December 21, 2001 are not reflected in the consolidated statements of earnings.

Informational Note

        This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s Securities and Exchange Commission filings, including those discussed under “Risk Factors” further below in this item.

NET SALES SUMMARY (dollars in thousands)

Fiscal Year Ended(1)
	2002		2001		2000
	Sales	Percent	Sales	Percent	Sales	Percent
Business Divisions:
Cooking Systems Group:
Core cooking equipment	$154,840	67.6	$37,048	36.5	$44,233	34.9
Conveyor oven equipment	47,470	20.7	40,797	40.2	51,941	40.9
Counterline cooking
equipment	11,000	4.8	11,071	10.9	12,420	9.8
International specialty

equipment	4,826	2.1	4,795	4.7	4,756	3.7

Cooking Systems Group	218,136	95.2	93,711	92.3	113,350	89.3
International Distribution
Division (2)	35,673	15.6	21,357	21.0	34,446	27.1

Intercompany sales (3)	(24,701)	(10.8)	(13,516)	(13.3)	(20,908)	(16.4)

Total	$229,108	100.0%	$101,552	100.0%	$126,888	100.0%

(1)	The company’s fiscal year ends on the Saturday nearest to December 31.

(2)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(3)	Represents the elimination of sales to the company’s International Distribution Division from the Cooking Systems Group.

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	65.7	69.0	64.4

Gross profit	34.3	31.0	35.6
Selling, general and administrative expenses	21.3	23.2	26.3

Income from operations	13.0	7.8	9.3
Interest expense and deferred financing
amortization, net	4.9	0.7	0.9
Gain on acquisition financing derivatives	(0.1)	—	—
Other expense, net	0.4	0.8	1.2

Earnings before income taxes	7.8	6.3	7.2
Provision for income taxes	2.7	4.7	4.2

Earnings before extraordinary item	5.1%	1.6%	3.0%
Extraordinary loss, net of tax	(2.4)	—	—

Net earnings	2.7%	1.6%	3.0%

(1)	The company’s fiscal year ends on the Saturday nearest to December 31.

- 16 -

Fiscal Year Ended December 28, 2002 as Compared to December 29, 2001

        Net sales. Net sales in fiscal 2002 increased from $101.6 million in fiscal 2001 to $229.1 million in fiscal 2002. The increase in net sales resulted from the incremental business associated with the acquired Blodgett operations. On a proforma basis, net sales for combined Middleby and Blodgett increased by $6.5 million or 2.9% as compared to $222.6 million in 2001.

        Net sales at the Cooking Systems Group amounted to $218.1 million in 2002 as compared to $93.7 million in the prior year. Core cooking equipment sales increased to $154.8 million as compared to $37.0 million, primarily due to the addition of the acquired Blodgett product lines which accounted for $117.2 million of the net change. Excluding the acquired product lines, core product sales increased by $0.6 million due to market share gains. Conveyor oven equipment sales amounted to $47.5 million as compared to $40.8 million in the prior year, including an increase of $6.9 million associated with the acquired product lines. Counterline cooking equipment net sales remained stable at $11.0 million in fiscal 2002 as compared to $11.1 million in the prior year. International specialty equipment sales of $4.8 million were constant with the prior year.

        Net sales at the International Distribution Division increased to $35.7 million in 2002 compared to $21.4 million in 2001, due in part to the addition of Frialator International – a distribution operation in the United Kingdom, which was acquired as part of the Blodgett purchase. Net sales of Frialator International in fiscal 2002 amounted to $8.9 million. Excluding the impact of Frialator International, the sales of this division increased by $5.4 million, primarily due to the revenues associated with the acquired product lines which began to be distributed through this division late in the first quarter of 2002.

        Gross profit. Gross profit increased to $78.5 million in fiscal 2002 from $31.5 million in the prior year as a result of the increased sales volumes resulting from the acquisition. As a percentage of net sales, the gross margin rate increased to 34.3% in fiscal 2002 as compared to 31.0% in the prior year. The increase in the overall gross margin rate is largely attributable to an improved cost structure and a greater leverage resulting from the increased volume associated with the acquisition. As part of the cost structure improvements, the company consolidated manufacturing for several Blodgett product lines into existing manufacturing operations, enabling the company to exit two production facilities during the second quarter of 2002. The prior year gross profit was also impacted by a $0.9 million write-down of inventory recorded in the fourth quarter associated with the acquired Blodgett inventories.

        Selling, general and administrative expenses. Selling, general and administrative expenses increased to $48.8 million in 2002 from $23.6 million in 2001.

        Selling and distribution expenses increased to $28.2 million in 2002 from $13.2 million in 2001. The increased expense reflects the incremental cost associated with the acquired Blodgett operations. As a percentage of net sales selling and distribution expenses were 12.3% in fiscal 2002 as compared to 13.0% in fiscal 2001, reflecting the greater leverage of sales and marketing costs over a larger combined sales base.

        General and administrative expenses increased to $20.6 million in 2002 from $10.4 million in 2001, also reflecting the impact of the additional costs associated with the acquisition. As a percentage of net sales general and administrative expenses, were 9.0% in 2002 as compared to 10.2% in 2001. The reduction in general and administrative expense percentage reflects greater leverage of costs over the increased sales base. Additionally, goodwill amortization decreased by $0.8 million, or 0.8% of net sales due to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets”, which requires goodwill and intangible assets with indefinite lives no longer be amortized, but evaluated for impairment based upon financial tests related to the current value for the related assets.

        Income from operations. Income from operations increased $21.8 million to $29.7 million in fiscal 2002 from $7.9 million in fiscal 2001. The increase in operating income reflects the higher net sales and gross profit levels offset in part by increased selling and general and administrative expenses.

        Non-operating expenses. Non-operating expenses increased to $11.8 million in fiscal 2002 from $1.5 million in fiscal 2001. Net interest expense increased by $10.4 million to $11.2 million as a result of increased interest expense associated with the debt incurred to finance the Blodgett acquisition. The gain on acquisition related financing derivatives amounted to $0.3 million in 2002, relating to a $0.6 million gain on stock warrant rights that were retired in December 2002 in conjunction with the company’s debt refinancing, offset in part by $0.3 million in unrealized losses on an interest rate swap agreement. Other expenses, which are primarily comprised of foreign exchange losses, increased by $0.1 million to $0.9 million during the year.

        Income taxes. The company recorded a net tax provision of $6.3 million in fiscal 2002 at an effective rate of 35.2%. The effective tax rate reflects a $1.7 million one-time tax benefit related to the write-off of an investment in the company’s foreign subsidiary in Japan. In 2001, the company recorded a net tax provision of $4.8 million at an effective rate of 74.4%, which reflected the impact of foreign losses with no recorded tax benefit and a provision associated with state tax assessments.

        Extraordinary loss. As a result of the early retirement of the company’s senior bank facility and senior subordinated note, the company recorded an extraordinary charge in the fourth quarter of 2002 amounting to $5.5 million, net of tax. The extraordinary charge included the write-down of $5.3 million in deferred financing costs, $2.8 million of a debt discount associated with the subordinated senior note, and a $1.0 million prepayment penalty associated with the retired debt, net of a $3.6 million tax benefit.

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

        Gross profit. Gross profit decreased from $45.2 million in fiscal 2000 to $31.5 million in fiscal 2001. As a percentage of net sales, gross profit margin decreased from 35.6% in 2000 to 31.0% in 2001. The gross profit dollars decreased due to the lower sales volumes both at the Cooking Systems Group and the International Distribution Division. The gross margin was also impacted by inventory write-downs of $0.9 million for certain product offerings to be discontinued in connection with the Blodgett acquisition. The decrease in the gross profit margin percentage reflects lower production efficiencies resulting from the decline in production volume and the impact of the inventory write-down.

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

        General and administrative expenses decreased by $7.1 million or 40.6%, from $17.5 million in 2000 to $10.4 million in 2001. General and administrative expenses were lower at both the Cooking Systems Group and the International Distribution Division due to cost reduction measures, which included the closure of certain international sales administration offices and general headcount reductions to adjust staffing to lower sales volumes. Expenses associated with employee benefit and compensation programs, including incentive compensation and retirement benefits also decreased from the prior year. In 2000, general and administrative expenses included $1.5 million associated with the early retirement of the company’s President and Chief Executive Officer and approximately $0.5 million of closure costs for several administrative offices and the exit of the related leases.

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

Financial Condition and Liquidity

        Total cash and cash equivalents increased by $2.4 million to $8.4 million at December 28, 2002 from $6.0 million at December 29, 2001. Net borrowings decreased from $96.2 million at December 29, 2001 to $88.0 million at December 28, 2002.

        Operating activities. Net cash provided by operating activities was $19.5 million as compared to net cash provided of $13.9 million in the prior year. Adjustments required to reconcile net earnings to net operating cash included $8.1 million of non-cash debt extinguishments costs that were recorded as a component of the extraordinary loss in the fourth quarter of 2002. This charge consisted of a $5.3 million write-off of deferred financing costs and a $2.8 million write-off of a debt discount associated with the retired debt. Cash provided by operating activities also included $2.3 of borrowings on seller notes representing unpaid interest, which is added to the principal balance of the notes consistent with the purchase agreement. Changes in assets and liabilities included an increase in accounts receivable of $2.7 million due to the higher sales volume. Inventories decreased $1.7 million due to inventory reduction initiatives. Accounts payable increased by $2.0 million due to increased inventory purchases on higher volumes and management of vendor payments to enhance cash flows. Accrued expenses and other liabilities decreased by $3.2 million due to the payment of severance obligations associated with restructuring initiatives and payment of acquisition costs accrued in the prior year.

        Investing activities. During 2002 net cash used for investing activities amounted to $1.1 million of property additions during the year for enhancements to existing manufacturing facilities. This included expenditures required to consolidate the production for several product lines that were moved from two manufacturing facilities closed during the second quarter.

        Financing activities. Net cash used in financing activities amounted to $16.1 million in 2002. This included the repayment of $25.0 million of subordinated senior notes that was assessed interest at a rate of 15.5%. The repayment of these notes was funded by cash flows from operating activities and borrowings under an expanded senior bank facility.

        On December 23, 2002, the company entered into a $95.0 million senior bank facility. This facility includes $65.0 million in term loans repayable in quarterly installments maturing in December 2007 and a $30.0 million revolving credit facility also maturing in December 2007. Also in December 2002, the company’s subsidiary in Spain entered into a US dollar senior bank loan for $2.4 million maturing in December 2003. Borrowings under the senior bank facilities established in December 2002 were utilized to fully retire and replace the $68.0 million senior bank facility established in December 2001 and retire principal and interest due under the company’s subordinated senior note with American Capital Strategies. The warrants associated with the subordinated senior note were also repurchased and retired for $2.7 million. As of December 28, 2002, the company had aggregate borrowings under its senior bank agreement of $65.0 million.

        The $30.0 million revolving credit facility includes $15.0 million available for working capital needs and a conditional $15.0 million facility with restricted use for the repayment of notes to Maytag. The conditional $15.0 million revolving credit facility becomes available after June 28, 2003 if the company remains in compliance with representations, warranties and covenants of the bank agreement and meets certain required levels of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and ratios of debt to EBITDA, as defined per the agreement. Availability under the aggregate $30.0 million revolving credit facility is limited to the amount of collateral as defined by the senior bank agreement, which amounted to $14.2 million as of December 28, 2002. In addition, after giving effect to payment of notes to Maytag, if such a payment were to occur, the revolving availability is required to be greater than the revolving borrowings by at least $7,500,000. There were no borrowings under the revolving credit facility at year-end.

        As of December 28, 2002 the company had $20.6 million in notes due to Maytag. The notes due to Maytag mature in December 2006 and consist of $13.7 million in notes that bear an interest rate of 12.0% and $6.9 million in notes that bear an interest rate of 13.5% through December 31, 2004 and 12.0% thereafter.

        The terms of the senior secured credit facility and subordinated note to Maytag limit the paying of dividends, capital expenditures and leases, and require, among other things, a minimum amount, as defined, of stockholders’ equity, and certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. At December 28, 2002, the company was in compliance with all covenants pursuant to its borrowing agreements.

        Management believes that the company will have sufficient financial resources available to meet its anticipated requirements for working capital, capital expenditures and debt obligations for the foreseeable future.

Contractual Obligations

        The company’s contractual cash payment obligations are set forth below (dollars in thousands):

	Long-term Debt	Operating Leases	Idle Facility Leases	Total Contractual Cash Obligations
Less than 1 year	$14,400	$680	$1,274	$16,354
1-3 years	26,300	982	2,713	29,995
4-5 years	47,262	519	2,218	49,999
After 5 years	—	415	7,951	8,366

	$87,962	$2,596	$14,156	$104,714

        Idle facility leases consist of obligations for three manufacturing locations that were exited in conjunction with the company’s manufacturing consolidation efforts. The lease obligations continue through December 2014. The obligations presented above do not reflect any anticipated sublease income from the facilities.

Related Party Transactions

        On November 8, 1999 the company entered into a loan with its Chief Executive Officer, in the amount of $434,250. The loan was repayable with interest of 6.08% on February 28, 2003 and was established in conjunction with 100,000 shares of common stock purchased at the market price by the company on behalf of the officer. In accordance with a special incentive agreement with the officer, the loan and the related interest was to be forgiven by the company if certain targets of Earnings Before Taxes for fiscal years 2000, 2001 and 2002 were achieved. As of December 28, 2002, the entire loan had been forgiven as the financial targets established by the special incentive agreement had been achieved. One-third of the principal loan amount had been forgiven in fiscal 2000 and the remaining two-thirds was forgiven in fiscal 2002.

        A second loan was entered into on March 1, 2001 in the amount of $300,000 and is repayable with interest of 6.0% on February 24, 2004. This loan was established in conjunction with the company’s commitment to transfer 50,000 shares of common stock from treasury to the officer at $6.00 per share. The market price at the close of business on March 1, 2001 was $5.94 per share. In accordance with a special incentive agreement with the officer, the loan will be forgiven by the company if certain targets of Earnings Before Taxes for fiscal years 2001, 2002, and 2003 are achieved. As of December 28, 2002, one-third of the principal loan amount had been forgiven for the achievement of the defined targets in fiscal 2002. Amounts forgiven were recorded in general and administrative expense.

Critical Accounting Policies and Estimates

        Management’s discussion and analysis of financial condition and results of operations are based upon the company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        Property and equipment. Property and equipment are depreciated or amortized on a straight-line basis over their useful lives based on management’s estimates of the period over which the assets will utilized to benefit the operations of the company. The useful lives are estimated based on historical experience with similar assets, taking into account anticipated technological or other changes.  The company periodically reviews these lives relative to physical factors, economic factors and industry trends. If there are changes in the planned use of property and equipment or if technological changes were to occur more rapidly than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods.

        Long-lived assets. Long-lived assets (including goodwill and other intangibles) are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of the company’s long-lived assets, the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors.  Estimates of future cash flows are judgments based on the company’s experience and knowledge of operations.  These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends.  If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges.

        Warranty. In the normal course of business the company issues product warranties for specific product lines and provides for the estimated future warranty cost in the period in which the sale is recorded.  The estimate of warranty cost is based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided. Adjustments to initial obligations for warranties are made as changes in the obligations become reasonably estimable.

        Lease Obligations. In 2002 and 2001, the company established reserves associated with lease obligations for three manufacturing facilities that were exited in conjunction with manufacturing consolidation efforts related to the acquisition of Blodgett.  The term of the lease associated with one of the three facilities in Williston, Vermont extends through June 2005.  The terms of the leases associated with the other two facilities in Shelburne, Vermont and Quakertown, Pennsylvania extend through December 2014.  The company currently has a sublessor for the Quakertown, Pennsylvania facility for a portion of the lease term. The company is actively searching for sublessors for the other two facilities.  The recorded reserves are established for the future lease obligations net of an estimate for anticipated sublease income.  The forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate.  If the company’s estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

        Litigation. From time to time, the company is subject to proceedings, lawsuits and other claims related to products, suppliers, employees, customers and competitors. The company maintains insurance to cover product liability, workers compensation, property and casualty, and general liability matters.  The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.  A determination of the amount of accrual required, if any, for these contingencies is made after assessment of each matter and the related insurance coverage.  The required accrual may change in the future due to new developments or changes in approach such as a change in settlement strategy in dealing with these matters.  The company does not believe that any such matter will have a material adverse effect on its financial condition or results of operations.

        Income taxes. The company operates in numerous taxing jurisdictions where it is subject to various types of tax, including sales tax and income tax.  The company’s tax filings are subject to audits and adjustments. Because of the nature of the company’s operations, the nature of the audit items can be complex, and the objectives of the government auditors can result in a tax on the same transaction or income in more than one state or country.  As part of the company’s calculation of the provision for taxes, the company establishes reserves for the amount that it expects to incur as a result of audits. The reserves may change in the future due to new developments related to the various tax matters.

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

        In June 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets”, superceding APB Opinion No. 17, “Intangible Assets”. This statement addresses how intangible assets that are acquired individually or with a group of other assets (excluding assets acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with this statement, goodwill and certain other intangible assets with indefinite lives will no longer be amortized, but evaluated for impairment based upon financial tests related to the current value for the related assets. As a result there may be more volatility in reported income than under the previous standards because impairment losses are likely to occur irregularly and in varying amounts. The company adopted this statement in the first quarter of 2002. Upon initial adoption of this statement, the company determined that no impairment of goodwill or other intangible assets had occurred. As of December 28, 2002 the company does not have any intangible assets subject to amortization. The company recorded goodwill amortization, which reduced net income by $0.9 million from $2.5 million, or $0.28 per share in fiscal 2001 and $0.9 million from $4.4 million, or $0.44 per share in fiscal 2000.

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

        In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The company will apply this guidance beginning in fiscal 2003.

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

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure–an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company will apply this guidance prospectively.

Certain Risk Factors That May Affect Future Results

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

        Financing related exposure. The company has significant debt, which it incurred in conjunction with the Blodgett acquisition. A portion of this debt is subject to fluctuation in interest rates, which could have a negative impact on the company’s interest costs. Additionally, terms of the senior bank agreement limit the paying of dividends, capital expenditures and leases, and require, among other things, a minimum amount, as defined, of stockholders’ equity, certain ratios of indebtedness and fixed charge coverage. Noncompliance by the company to satisfy any one of these requirements could result in a significant increase in the company’s financing costs and have a material adverse impact to the company’s financial results and condition. The financing agreements also provide that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document.

        Quarterly variations in operating results. Results of the company’s operations have fluctuated from quarter to quarter in the past, and may fluctuate significantly in the future. Such fluctuations may result from a variety of factors, including the timing of orders from major customers, the timing of new product introductions, the loss of any of its significant customers or distributors, currency fluctuations, disruption in the supply of components for the company’s products, changes in product mix or capacity utilization, personnel changes, production delays, seasonality, general economic conditions and other factors affecting sales and results of operations.

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

        Risks relating to intellectual property. The company holds numerous patents covering technology and applications related to various products, equipment and systems, and numerous trademarks and trade names registered with the U.S. Patent and Trademark Office and in various foreign countries, including the names Blodgett, Blodgett Combi, Blodgett Range, CTX, MagiKitch’n, Middleby Marshall, Pitco Frialator, Southbend, SteamMaster, and Toastmaster. There can be no assurance as to the breadth or degree of protection that existing or future patents or trademarks may afford the company.

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

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

	Fixed Rate Debt	Variable Rate Debt
	(dollars in thousands)
2003	$—	$14,400
2004	—	13,000
2005	—	13,300
2006	20,562	13,300
2007	—	13,400

	$20,562	$67,400

        On December 23, 2002, the company entered into a $95.0 million senior bank facility. This facility includes $65.0 million in term loans repayable in quarterly installments maturing in December 2007 and a $30.0 million revolving credit facility also maturing in December 2007. Also in December 2002, the company’s subsidiary in Spain entered into a US dollar senior bank loan for $2.4 million maturing in December 2003. Borrowings under the senior bank facilities established in December 2002 were utilized to fully retire and replace the $68.0 million senior bank facility established in December 2001 and retire $25.0 million of principal and interest due under the company’s subordinated senior note with American Capital Strategies.

        As a result of the early retirement of debt the company recorded an extraordinary charge in the fourth quarter of 2002 amounting to $5.5 million, net of tax. The extraordinary charge included a write-down of $5.3 million in deferred financing costs, $2.8 million of a debt discount associated with the subordinated senior note, and a $1.0 million prepayment penalty associated with the retired debt, net of a $3.6 million tax benefit.

        As of December 28, 2002, the company had aggregate borrowings under its senior bank agreement of $65.0 million. Year-end borrowings included a $60.0 million term loan assessed interest at floating rates of 3.25% above LIBOR and a $5.0 million term loan assessed interest at a rate of 3.75% above LIBOR. At December 28, 2002, the interest rate on the $60.0 million and $5.0 million term loans were 4.67% and 5.17%, respectively. The interest rate on the $60.0 million term loan may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. The senior bank agreement also includes a $15.0 million revolving credit facility for working capital needs and a conditional $15.0 million revolving credit facility with restricted use for the repayment of notes to Maytag. The conditional $15.0 million revolving credit facility becomes available after June 28, 2003 if the company remains in compliance with representations, warranties and covenants of the bank agreement and meets certain required levels of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and ratios of debt to EBITDA, as defined per the agreement. Availability under the aggregate $30.0 million revolving credit facility is limited to the amount of collateral as defined by the senior bank agreement, which amounted to $14.2 million as of December 28, 2002. In addition, after giving effect to payment of notes to Maytag, if such a payment were to occur, the revolving availability is required to be greater than the revolving borrowings by at least $7,500,000. Borrowings under the revolving credit facility are assessed interest at a rate of 3.25% above LIBOR, which was 4.67% at December 28, 2002. A variable commitment fee, based upon the indebtedness ratio, of 0.5% is charged on the unused portion of the line of credit.

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

        As of December 28, 2002 the company’s subsidiary in Spain had $2.4 million in US dollar borrowings under a senior bank loan. This loan is amortized in equal monthly payments maturing on December 2003 and is assessed interest at a rate of .45% above LIBOR, which amounted to 1.87% at December 28, 2002.

        As of December 28, 2002 the company had $20.6 million in notes due to Maytag. The notes due to Maytag mature in December 2006 and consist of $13.7 million in notes that bear an interest rate of 12.0% payable in cash and $6.9 million in notes that bear an interest rate of 13.5% through December 31, 2004 and 12.0% thereafter. Interest prior to December 31, 2004 on the $6.9 million in notes is paid by the issuance of additional subordinated notes in principal amounts equal to such interest payable. After December 31, 2004 interest on these notes is payable in cash, unless such payment would result in the violation of the provisions within the Senior Bank Agreement. Interest on the Maytag notes is assessed semi-annually. The notes become immediately due upon the occurrence of certain material events without the written permission of Maytag, including a change in control, a business acquisition, the acceleration of the senior bank debt, or the issuance of additional debt. The company has the ability to prepay the notes to Maytag without penalty.

        The terms of the senior secured credit facility and subordinated note to Maytag limit the paying of dividends, capital expenditures and leases, and require, among other things, a minimum amount, as defined, of stockholders’ equity, and certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. At December 28, 2002, the company was in compliance with all covenants pursuant to its borrowing agreements.

Foreign Exchange Derivative Financial Instruments

        The company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward and option purchase contracts outstanding at December 28, 2002, the fair value of which was less than $0.1 million at the end of the year:

Sell		Purchase		Maturity
366,900,000	South Korean Won	$300,000	US Dollars	January 10, 2003
735,300,000	South Korean Won	$600,000	US Dollars	February 10, 2003
17,500,000	Taiwan Dollar	$500,000	US Dollars	February 10, 2003
1,000,000	Euro Dollar	$1,028,500	US Dollars	January 27, 2003
5,170,000	Mexico Pesos	$506,000	US Dollars	January 2, 2003
6,161,400	Mexico Pesos	$600,000	US Dollars	February 6, 2003
1,000,000	British Pounds	$1,540,000	US Dollars	January 3, 2003
673,000	British Pounds	$1,050,000	US Dollars	January 21, 2003
580,000	British Pounds	$916,000	US Dollars	February 18, 2003

        The company accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was adopted in the first quarter of 2001. In accordance with SFAS No.133, as amended, these instruments are recognized on the balance sheet as either an asset or a liability measured at fair value. Changes in the market value and the related foreign exchange gains and losses are recorded in the statement of earnings.

Item 8.	Financial Statements and Supplementary Data

All other schedules for which provision is made to applicable regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of
The Middleby Corporation

We have audited the accompanying consolidated balance sheets of The Middleby Corporation and Subsidiaries as of December 28, 2002 and December 29, 2001 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 8, Part II for the years ended December 28, 2002 and December 29, 2001. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the 2002 and 2001 financial statements and financial statement schedules based on our audits. The financial statements and financial statement schedule as of December 30, 2000 and for the year then ended, before the reclassifications discussed in Note 3 and inclusion of additional disclosures discussed in Note 4 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and stated that such 2000 financial statement schedule, when considered in relation to the 2000 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated March 21, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Middleby Corporation and Subsidiaries as of December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2002 and 2001 financial statement schedules, when considered in relation to the basic 2002 and 2001 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed above, the financial statements of The Middleby Corporation and Subsidiaries as of December 30, 2000 and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 3, those financial statements have been revised to include additional disclosures relating to the components comprising cash, accounts payable, shareholder receivables and paid-in-capital. We audited the reclassifications described in Note 3 that were applied to revise the 2000 financial statements. Our procedures included (1) comparing the previously reported cash, accounts payable, shareholder receivable and paid-in-capital balances to previously issued financial statements, (2) comparing the cash, accounts payable, shareholder receivable and paid-in-capital balances to the Company’s underlying analysis obtained from management, and (3) testing the mathematical accuracy of the underlying analysis. In our opinion, such reclassifications are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2000 financial statements of the Company other than with respect to such reclassifications and, accordingly, we do not express an opinion or any other form of assurance on the 2000 financial statements taken as a whole.

As discussed in Note 4 to the financial statements, the Company changed its method of accounting for goodwill and other intangibles assets in 2002.

As discussed above, the financial statements of The Middleby Corporation and Subsidiaries as of December 30, 2000, and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 4, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of December 30, 2001. Our audit procedures with respect to the disclosures in Note 4 with respect to 2000 included (1) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized to the Company’s underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings-per-share amounts. In our opinion, the disclosures for 2000 in Note 4 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 financial statements taken as a whole.

Deloitte & Touche LLP
Chicago, Illinois

March 7, 2003

        The following is a copy of the previously issued report of Arthur Andersen LLP, which has ceased operations and which report has not been reissued in connection with this Form 10-K, on the consolidated balance sheets of The Middleby Corporation, and subsidiaries at December 29, 2001 and December 30, 2000 and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2001. Arthur Andersen LLP reported on such financial statements prior to the reclassifications discussed in Note 3.

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

Arthur Andersen LLP
Chicago, Illinois
March 21, 2002

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS DECEMBER 28, 2002 AND DECEMBER 29, 2001 (amounts in thousands, except share data)

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$ 8,378	$ 5,997
Accounts receivable, net	27,797	25,158
Inventories, net	27,206	29,115
Prepaid expenses and other	1,069	1,178
Current deferred taxes	13,341	11,291

Total current assets	77,791	72,739
Property, plant and equipment, net	27,500	30,598
Goodwill	74,761	74,005
Other intangibles	26,300	26,466
Other assets	1,610	7,589

Total assets	$ 207,962	$ 211,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$ 14,400	$ 10,047
Accounts payable	13,488	11,491
Accrued expenses	36,013	38,438

Total current liabilities	63,901	59,976
Long-term debt	73,562	86,152
Long-term deferred tax liability	7,878	8,698
Other non-current liabilities	17,989	17,162
Stockholders’ equity:
Preferred stock, $.01 par value; none issued	—	—
Common stock, $.01 par value, 11,028,396 and 11,024,396
shares issued in 2002 and 2001, respectively	110	110
Shareholder receivable	(200)	(290)
Paid-in capital	53,907	53,884
Treasury stock at cost; 2,002,474 and 2,052,474
shares in 2002 and 2001, respectively	(11,705)	(11,997)
Retained earnings (accumulated deficit)	5,073	(1,029)
Accumulated other comprehensive loss	(2,553)	(1,269)

Total stockholders’ equity	44,632	39,409

Total liabilities and stockholders’ equity	$ 207,962	$ 211,397

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements. - 36 -

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001 AND
DECEMBER 30, 2000
(amounts in thousands, except per share data)

	2002	2001	2000
Net sales	$229,108	$101,552	$126,888
Cost of sales	150,608	70,048	81,702

Gross profit	78,500	31,504	45,186
Selling and distribution expenses	28,213	13,180	15,858
General and administrative expenses	20,556	10,390	17,478

Income from operations	29,731	7,934	11,850
Net interest expense and deferred financing amortization	11,180	740	1,204
Gain on acquisition financing derivatives	(286)	—	—
Other expense, net	901	794	1,503

Earnings before income taxes	17,936	6,400	9,143
Provision for income taxes	6,320	4,764	5,370

Earnings before extraordinary item	11,616	1,636	3,773
Extraordinary loss, net of income tax benefit	(5,514)	—	(235)

Net earnings	$6,102	$1,636	$3,538

Basic earnings (loss) per share:
Before extraordinary item	$1.29	$0.18	$0.38
Extraordinary loss	(0.61)	—	(0.03)

Net earnings per share	$0.68	$0.18	$0.35

Diluted earnings (loss) per share:
Before extraordinary item	$1.27	$0.18	$0.37
Extraordinary loss	(0.60)	—	(0.02)

Net earnings per share	$0.67	$0.18	$0.35

Weighted average number of shares
Basic	8,990	8,981	9,971
Dilutive stock options	42	16	120

Diluted	9,132	8,997	10,091

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements. - 37 -

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001
AND DECEMBER 30, 2000
(amounts in thousands)

	Common Stock	Shareholder Receivable	Paid-in Capital	Treasury Stock	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance, January 1, 2000	$110	$(434)	$54,654	$(3,309)	$(5,297)	$(2,556)	$43,168

Comprehensive income:
Net earnings	—	—	—	—	3,538	—	3,538
Currency translation adjustments	—	—	—	—	—	549	549
Decrease in minimum pension liability, net of tax of $86	—	—	—	—	—	215	215

Net comprehensive income	—	—	—	—	3,538	764	4,302
Exercise of stock options	—	—	143	—	—	—	143
Loan forgiveness	—	144	—	—	—	—	144
Warrant retirement	—	—	(922)	—	—	—	(922)
Purchase of treasury stock	—	—	—	(8,468)	—	—	(8,468)
Dividend payment	—	—	—	—	(906)	—	(906)

Balance, December 30, 2000	$110	$(290)	$53,875	$(11,777)	$(2,665)	$(1,792)	$37,461

Comprehensive income:
Net earnings	—	—	—	—	1,636	—	1,636
Currency translation adjustments	—	—	—	—	—	565	565
Increase in minimum pension liability, net of tax $(17)	—	—	—	—	—	(42)	(42)

Net comprehensive income	—	—	—	—	1,636	523	2,159
Exercise of stock options	—	—	9	—	—	—	9
Issuance of treasury stock	—	—	—	93	—	—	93
Purchase of treasury stock	—	—	—	(313)	—	—	(313)

Balance, December 29, 2001	$110	$(290)	$53,884	$(11,997)	$(1,029)	$(1,269)	$39,409

Comprehensive income:
Net earnings	—	—	—	—	6,102	—	6,102
Currency translation adjustments	—	—	—	—	—	(378)	(378)
Increase in minimum pension
liability, net of tax of $(138)	—	—	—	—	—	(346)	(346)
Unrealized loss on interest rate swap	—	—	—	—	—	(560)	(560)

Net comprehensive income	—	—	—	—	6,102	(1,284)	4,818
Exercise of stock options	—	—	15	—	—	—	15
Shareholder loan	—	(300)	—	—	—	—	(300)
Loan forgiveness	—	390	—	—	—	—	390
Issuance of treasury stock	—	—	8	292	—	—	300

Balance, December 28, 2002	$110	$(200)	$53,907	$(11,705)	$5,073	$(2,553)	$44,632

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements. - 38 -

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001 AND DECEMBER 30, 2000 (amounts in thousands)

	2002	2001	2000
Cash flows from operating activities—
Net earnings	$6,102	$1,636	$3,538
Adjustments to reconcile net earnings to net cash provided by operating activities—
Depreciation and amortization	6,280	3,582	3,661
Non-cash portion of tax provision	(1,904)	3,394	3,690
Unrealized (gain) loss on derivative financial instruments	326	—	—
Debt extinguishment	8,087	—	—
Unpaid interest on seller notes	2,340	—	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(2,700)	7,101	6,040
Inventories, net	1,719	3,682	(1,488)
Prepaid expenses and other assets	516	564	208
Accounts payable	1,998	(2,633)	(40)
Accrued expenses and other liabilities	(3,232)	(3,380)	3,654

Net cash provided by operating activities	19,532	13,946	19,263

Cash flows from investing activities—
Additions to property and equipment	(1,087)	(469)	(656)
Acquisition of Blodgett	—	(74,998)	—

Net cash (used in) investing activities	(1,087)	(75,467)	(656)

Cash flows from financing activities—
Proceeds (repayments) under revolving credit facilities	(13,885)	5,641	4,906
Proceeds (repayments) under senior secured bank notes	(40,500)	40,500	—
Proceeds from senior bank refinancing	65,000	—	—
Proceeds (repayments) under subordinated senior note	(25,013)	25,013	—
Proceeds from foreign bank loan	2,400	—	—
Debt issue costs	(1,346)	(6,841)	—
Proceeds (repayments) under intellectual property lease	—	—	(8,939)
Retirement of note obligation	—	—	(15,000)
Retirement of warrant associated with note obligation	(2,688)	—	(922)
Repurchase of treasury stock	—	(313)	(8,468)
Issuance of treasury stock	300	93	—
Payment of special dividend	—	—	(906)
Proceeds from stock issuances	15	9	143
Shareholder loan	(300)	—	—
Other financing activities, net	(47)	(288)	(253)

Net cash provided by (used in) financing activities	(16,064)	63,814	(29,439)

Changes in cash and cash equivalents—
Net increase (decrease) in cash and cash equivalents	2,381	2,293	(10,832)
Cash and cash equivalents at beginning of year	5,997	3,704	14,536

Cash and cash equivalents at end of year	$8,378	$5,997	$3,704

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements. - 39 -

THE MIDDLEBY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

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

        The company’s domestic sales are primarily through independent dealers and distributors and are marketed by the company’s sales personnel and network of independent manufacturers’ representatives. The company’s international sales are through a combined network of independent and company-owned distributors. The company maintains regional sales offices in Asia, Europe and Latin America complemented by sales and distribution offices in Canada, China, India, Korea, Mexico, the Philippines, Spain, Taiwan and the United Kingdom. The company’s end-user customers include: (i) fast food or quick-service restaurants, (ii) full-service restaurants, including casual-theme restaurants, (iii) retail outlets, such as convenience stores, supermarkets and department stores and (iv) public and private institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, military facilities and government agencies. Included in these customers are several large multi-national restaurant chains, which account for a significant portion of the company’s business, although no single customer accounts for more than 10% of net sales.

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

(2)	PURCHASE ACCOUNTING

        On December 21, 2001, the company completed its acquisition of Blodgett Holdings, Inc. (“Blodgett”) from Maytag Corporation.

        The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed was recorded as goodwill. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and certain other intangible assets in conjunction with the Blodgett acquisition will be subject to the nonamortization provisions of this statement from the date of acquisition.

        The allocation of net cash paid for the Blodgett acquisition as of December 29, 2001 and December 28, 2002 is summarized as follows (in thousands):

	Dec. 29, 2001	Adjustments	Dec. 28, 2002
Current assets	$36,957	$(197)	$36,760
Property, plant and equipment	13,863	(218)	13,645
Goodwill	62,008	756	62,764
Other intangibles	26,300	—	26,300
Liabilities	(44,076)	(2,174)	(46,250)

Total purchase price	95,052	(1,833)	93,219
Less: Notes issued at closing	(20,054)	1,833	(18,221)

Net cash paid for Blodgett at closing	$74,998	$—	$74,998

        The goodwill and other intangible assets, which are comprised of trademarks, are subject to the non-amortization provisions of SFAS No. 142 and are allocable to the Cooking Systems Group for purposes of segment reporting (see Note 11 for further discussion). Neither of these assets is anticipated to be deductible for income taxes.

        In connection with the acquisition of Blodgett, the company recorded liabilities totaling $10.9 million, including $3.9 million of severance costs associated with headcount reduction initiatives and $6.9 million associated with the closure of three manufacturing facilities. See Note 10 for further discussion.

        In August 2002, the company reached final settlement with Maytag on post-closing adjustments pertaining to the acquisition of Blodgett. As a result, the final purchase price and the principal amount of notes due to Maytag were reduced by $1.8 million.

(3)	RECLASSIFICATION

        The company has made certain reclassifications to the fiscal year 2000 financial statements. These reclassifications affect primarily cash, accounts payable and individual components of stockholders’ equity. Negative cash balances without right of offset of $1.6 million were reclassified from cash to accounts payable and shareholder receivables of $0.3 million were reclassified from paid-in-capital to a separate shareholder receivable line within stockholders’ equity for fiscal year 2000.

(4)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

        The consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        The consolidated financial statements include the operating results and the financial position of Blodgett for the period subsequent to its acquisition on December 21, 2001. The results of operations prior to and including December 21, 2001 are not reflected in the consolidated statements of earnings.

        The company’s fiscal year ends on the Saturday nearest December 31. Fiscal years 2002, 2001 and 2000 ended on December 28, 2002, December 29, 2001 and December 30, 2000, respectively, and each included 52 weeks.

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

        Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $3,494,000 and $2,913,000 at December 28, 2002 and December 29, 2001, respectively.

(d)	Inventories

        Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for Blodgett inventory have been determined using the last-in, first-out (“LIFO”) method. Had the inventories been valued using the first-in, first-out (“FIFO”) method, the amount would not have differed materially from the amounts as determined using the LIFO method. Costs for all other inventory have been determined using the first-in, first-out (“FIFO”) method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at December 28, 2002 and December 29, 2001 are as follows:

	2002	2001
	(dollars in thousands)
Raw materials and parts	$6,178	$7,201
Work in process	5,849	5,355
Finished goods	15,179	16,559

	$27,206	$29,115

(e)	Property, Plant and Equipment

Property, plant and equipment are carried at cost as follows:

	2002	2001
	(dollars in thousands)
Land	$4,925	$4,925
Building and improvements	18,364	17,614
Furniture and fixtures	8,491	8,445
Machinery and equipment	21,508	21,799

	53,288	52,783
Less accumulated depreciation	(25,788)	(22,185)

	$27,500	$30,598

        Property and equipment are depreciated or amortized on a straight-line basis over their useful lives based on management’s estimates of the period over which the assets will utilized to benefit the operations of the company. The useful lives are estimated based on historical experience with similar assets, taking into account anticipated technological or other changes.  The company periodically reviews these lives relative to physical factors, economic factors and industry trends. If there are changes in the planned use of property and equipment or if technological changes were to occur more rapidly than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods.

        Following is a summary of the estimated useful lives:

Description	Life
Building and improvements Furniture and fixtures Machinery and equipment	20 to 40 years 5 to 7 years 3 to 10 years
- 43 -

        Depreciation expense is provided for using the straight-line method and amounted to $3,967,000, $2,688,000 and $2,755,000 in fiscal 2002, 2001 and 2000, respectively.

        Expenditures which significantly extend useful lives are capitalized. Maintenance and repairs are charged to expense as incurred. Asset impairments are recorded whenever events or changes in circumstances indicate that the recorded value of an asset is less than the sum of its expected future undiscounted cash flows.

(f)	Goodwill and Other Intangibles

        The excess purchase price over net assets acquired has historically been amortized using a straight-line method over periods of 3 to 40 years. SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a finite life, and addresses the impairment testing and recognition for goodwill and intangible assets. This pronouncement applies to goodwill and intangible assets arising from transactions completed before and after the date of adoption. Effective with the first quarter of 2002, the company ceased amortization of goodwill and indefinite-lived intangibles. Goodwill and other intangibles are reviewed for impairment annually or whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. For long-lived assets held for use, an impairment loss is recognized when the estimated undiscounted cash flows produced by an asset are less than the asset’s carrying value. Estimates of future cash flows are judgments based on the company’s experience and knowledge of operations.  These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends.  If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges.

(g)	Accrued Expenses

Accrued expenses consist of the following at December 28, 2002 and December 29, 2001, respectively:

	2002	2001
	(dollars in thousands)
Accrued warranty	$10,447	$9,179
Accrued payroll and related expenses	8,544	6,586
Accrued customer rebates	6,043	3,933
Accrued severance and plant closures	2,188	6,497
Accrued commissions	1,535	1,321
Accrued acquisition costs	40	3,200
Other accrued expenses	7,216	7,722

	$36,013	$38,438

- 44 -

(h)	Litigation Matters

        From time to time, the company is subject to proceedings, lawsuits and other claims related to products, suppliers, employees, customers and competitors. The company maintains insurance to cover product liability, workers compensation, property and casualty, and general liability matters.  The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.  A determination of the amount of accrual required, if any, for these contingencies is made after assessment of each matter and the related insurance coverage.  The required accrual may change in the future due to new developments or changes in approach such as a change in settlement strategy in dealing with these matters.  The company does not believe that any such matter will have a material adverse effect on its financial condition or results of operations.

(i)	Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive loss as reported in the consolidated balance sheets:

	2002	2001
	(dollars in thousands)
Minimum pension liability	$(1,460)	$(1,115)
Unrealized loss on interest rate swap	(560)	—
Currency translation adjustments	(533)	(154)

	$(2,553)	$(1,269)

(j)	Fair Value of Financial Instruments

        Due to their short-term nature, the carrying value of the company’s cash and cash equivalents and receivables approximate fair value. The value of long-term debt, which is disclosed in Note 5, approximates fair value. The company’s derivative instruments are based on market prices when available or are derived from financial valuation methodologies.

(k)	Foreign Currency

        Foreign currency transactions are accounted for in accordance with SFAS No. 52 “Foreign Currency Translation.” Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur. These exchanges losses amounted to $0.5 million and $0.8 million in fiscal 2002 and 2001, respectively.

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

(m)	Warranty Costs

        In the normal course of business the company issues product warranties for specific product lines and provides for the estimated future warranty cost in the period in which the sale is recorded.  The estimate of warranty cost is based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided. Adjustments to initial obligations for warranties are made as changes in the obligations become reasonably estimable.

        A rollforward of the warranty reserve is as follows:

	2002	2001
	(dollars in thousands)
Beginning balance	$9,179	$1,449
Acquisition impact	—	7,847
Warranty expense	9,357	3,523
Warranty claims	(8,089)	(3,640)

Ending balance	$10,447	$9,179

(n)	Research and Development Costs

        Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $2,624,000, $1,219,000 and $1,346,000 in fiscal 2002, 2001 and 2000, respectively.

(o)	Stock Based Compensation

        At December 28, 2002, the company had various stock based employee compensation plans which are described more fully in Note 6.

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

        Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123. This information is required to be determined as if the company had accounted for its employee and director stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The weighted average estimated fair value of stock options granted in fiscal 2002 was $4.30 per share. The fair value of options has been estimated at the date of grant using a Black-Scholes option pricing model with the following general assumptions: risk-free interest rate of 4.8 to 5.8 percent (4.8 percent in 2002), no expected dividend yield, expected lives of 3.5 to 9.0 years (7.0 years in 2002) and expected volatility of 20 to 75 percent (75 percent in 2002).

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The company’s pro forma net earnings and per share data utilizing a fair value based method is as follows:

	2002	2001	2000

Net income - as reported	$6,102	$1,636	$3,538
Less: Stock-based employee
compensation expense, net of taxes	226	111	114

Net income - pro forma:	$5,876	$1,525	$3,434

Earnings per share - as reported:
Basic	$0.68	$0.18	$0.35
Diluted	0.67	0.18	0.35
Earnings per share - pro forma:
Basic	$0.65	$0.17	$0.34
Diluted	0.64	0.17	0.34

(p)	Earnings Per Share

        In accordance with SFAS No. 128 “Earnings Per Share”, “basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding, warrants and other dilutive securities.

        The company’s potentially dilutive securities consist of shares issuable on exercise of outstanding options computed using the treasury method and amounted to 142,000, 16,000 and 120,000 for fiscal 2002, 2001 and 2000, respectively. Stock options amounting to 5,000 at a price of $9.63, 322,000 at prices from $6.00 to $9.63 and 298,000 at prices from $7.06 to $9.63 for fiscal 2002, 2001 and 2000, respectively, were excluded from the common share equivalents, as they were anti-dulutive.

(q)	Consolidated Statements of Cash Flows

        Cash paid for interest was $6,248,000, $402,000 and $2,307,000 in fiscal 2002, 2001 and 2000, respectively. Cash payments totaling $4,761,000, $1,369,000 and $1,162,000 were made for income taxes during fiscal 2002, 2001 and 2000, respectively.

(r)	New Accounting Pronouncements

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

        In June 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets”, superceding APB Opinion No. 17, “Intangible Assets”. This statement addresses how intangible assets that are acquired individually or with a group of other assets (excluding assets acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with this statement, goodwill and certain other intangible assets with indefinite lives will no longer be amortized, but evaluated for impairment based upon financial tests related to the current value for the related assets. As a result there may be more volatility in reported income than under the previous standards because impairment losses are likely to occur irregularly and in varying amounts. The company adopted this statement in the first quarter of 2002. Upon initial adoption of this statement, the company determined that no impairment of goodwill or other intangible assets had occurred. Goodwill of $74.8 million and other intangible assets (trademarks) of $26.3 have been accounted for consistently with the nonamortization provisions of this statement. As of December 28, 2002 the company does not have any intangible assets subject to amortization. The company recorded goodwill amortization, which reduced net income by $0.9 million from $2.5 million, or $0.28 per share in fiscal 2001 and $0.9 million from $4.4 million, or $0.44 per share in fiscal 2000.

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

        In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements SFAS No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The company will apply this guidance beginning in fiscal 2003.

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

        In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure–an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company will apply this guidance prospectively.

(5)	FINANCING ARRANGEMENTS

The following is a summary of long-term debt at December 28, 2002 and December 29, 2001:

	2002	2001
	(dollars in thousands)
Senior secured revolving credit line	$—	$13,885
Senior secured bank term loans	65,000	40,500
Foreign bank loan	2,400	—
Subordinated senior note	—	21,713
Notes to Maytag	20,562	20,054
Other financing	—	47

Total debt	$87,962	$96,199
Less current maturities of
long-term debt	14,400	10,047

Long-term debt	$73,562	$86,152

        On December 23, 2002, the company entered into a $95.0 million senior bank facility. This facility includes $65.0 million in term loans repayable in quarterly installments maturing in December 2007 and a $30.0 million revolving credit facility also maturing in December 2007. Also in December 2002, the company’s subsidiary in Spain entered into a US dollar senior bank loan for $2.4 million maturing in December 2003. Borrowings under the senior bank facilities established in December 2002 were utilized to fully retire and replace the $68.0 million senior bank facility established in December 2001 and retire principal and interest due under the company’s subordinated senior note with American Capital Strategies.

        As a result of the early retirement of debt the company recorded an extraordinary charge in the fourth quarter of 2002 amounting to $5.5 million, net of tax. The extraordinary charge included a write-down of $5.3 million in deferred financing costs, $2.8 million of a debt discount associated with the subordinated senior note, and a $1.0 million prepayment penalty associated with the retired debt, net of a $3.6 million tax benefit.

        As of December 28, 2002, the company had aggregate borrowings under its senior bank agreement of $65.0 million. Year-end borrowings included a $60.0 million term loan assessed interest at floating rates of 3.25% above LIBOR and a $5.0 million term loan assessed interest at a rate of 3.75% above LIBOR. At December 28, 2002, the interest rate on the $60.0 million and $5.0 million term loans were 4.67% and 5.17%, respectively. The interest rate on the $60.0 million term loan may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. The senior bank agreement also includes a $15.0 million revolving credit facility for working capital needs and a conditional $15.0 million revolving credit facility with restricted use for the repayment of notes to Maytag.

        The conditional $15.0 million revolving credit facility becomes available after June 28, 2003 if the company remains in compliance with representations, warranties and covenants of the bank agreement and meets certain required levels of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and ratios of debt to EBITDA, as defined per the agreement. Availability under the aggregate $30.0 million revolving credit facility is limited to the amount of collateral as defined by the senior bank agreement, which amounted to $14.2 million as of December 28, 2002. In addition, after giving effect to payment of notes to Maytag, if such a payment were to occur, the revolving availability is required to be greater than the revolving borrowings by at least $7,500,000. Borrowings under the revolving credit facility are assessed interest at a rate of 3.25% above LIBOR, which was 4.67% at December 28, 2002. A variable commitment fee, based upon the indebtedness ratio, of 0.5% is charged on the unused portion of the line of credit.

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

        As of December 28, 2002 the company’s subsidiary in Spain had $2.4 million in US dollar borrowings under a senior bank loan. This loan is amortized in equal monthly payments maturing on December 2003 and is assessed interest at a rate of .45% above LIBOR, which amounted to 1.87% at December 28, 2002.

        As of December 28, 2002 the company had $20.6 million in notes due to Maytag. The notes due to Maytag mature in December 2006 and consist of $13.7 million in notes that bear an interest rate of 12.0% payable in cash and $6.9 million in notes that bear an interest rate of 13.5% through December 31, 2004 and 12.0% thereafter. Interest prior to December 31, 2004 on the $6.9 million in notes is paid by the issuance of additional subordinated notes in principal amounts equal to such interest payable. After December 31, 2004 interest on these notes is payable in cash, unless such payment would result in the violation of the provisions within the Senior Bank Agreement. Interest on the Maytag notes is assessed semi-annually. The notes become immediately due upon the occurrence of certain material events without the written permission of Maytag, including a change in control, a business acquisition, the acceleration of the senior bank debt, or the issuance of additional debt. The company has the ability to prepay the notes to Maytag without penalty.

        The terms of the senior secured credit facility and subordinated note to Maytag limit the paying of dividends, capital expenditures and leases, and require, among other things, a minimum amount, as defined, of stockholders’ equity, and certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. At December 28, 2002, the company was in compliance with all covenants pursuant to its borrowing agreements.

        As of December 29, 2001, the company had total borrowings under its senior bank agreement of $54.4 million. The senior bank agreement had provided for maximum available borrowings of $68.0 million including $27.5 million under a revolving credit facility and $40.5 million in term loans. Borrowings of $13.9 under the revolving credit facility and $37.5 million of term loans were assessed interest at floating rates of 3.25% above LIBOR. At December 29, 2001, the interest rate on these borrowings was 5.2%. An additional $3.0 million term loan was assessed interest at a rate of 4.5% above LIBOR. At December 29, 2001 the interest rate on this note was 6.4%. Amounts due under this facility were repaid on December 23, 2002 with the proceeds from the $95.0 million senior bank facility.

        As of December 29, 2001, the company had borrowings under the subordinated senior note due American Capital Strategies of $21.7 million. These borrowings were assessed interest at a rate of 15.5%, of which 2.0% was payable in kind resulting in an increase to the principal balance of the notes. Interest was assessed on a monthly basis. Borrowings at December 29, 2001 are reflected net of a $3.3 million debt discount, representing the prescribed value of warrants issued in conjunction with the notes. See footnote 6 for further discussion of the warrants. Borrowings under the subordinated senior note were fully repaid on December 23, 2002 with the proceeds from the $95.0 million senior bank facility.

        Other financing arrangements as of December 29, 2001, were comprised primarily of capital lease arrangements for production equipment, with repayment schedules in 2002. Ownership of the related equipment transferred to the company at the end of the lease period.

The aggregate amount of long-term debt payable during each of the next five years is as follows:

(dollars in thousands)

2003	$14,400
2004	13,000
2005	13,300
2006	33,862
2007	13,400

$87,962

The reported values of debt, which relate to agreements entered into in December 2002 and 2001, approximate fair value.

(6)	COMMON AND PREFERRED STOCK

(a)	Shares Authorized and Issued

        At December 28, 2002 and December 29, 2001, the company had 20,000,000 shares of common stock and 2,000,000 shares of Non-voting Preferred Stock authorized. At December 28, 2002, there were 9,025,922 common stock shares issued and outstanding.

(b)	Treasury Stock

        In July 1998, the company’s Board of Directors adopted a stock repurchase program and during 1998 authorized the purchase of up to 1,800,000 common shares in open market purchases. As of December 28, 2002, 936,865 shares had been purchased under the 1998 stock repurchase program.

        In October 2000, the company’s Board of Directors approved a self tender offer that authorized the purchase of up to 1,500,000 common shares from existing stockholders at a per share price of $7.00. On November 22, 2000 the company announced that 1,135,359 shares were accepted for payment pursuant to the tender offer for $7.9 million.

        At December 28, 2002, the company had a total of 2,002,474 shares in treasury amounting to $11.7 million.

(c)	Warrants

        In December 2002, the company repurchased and retired 358,346 of outstanding stock warrant rights held by American Capital Strategies (“ACS”), which had been issued in connection with a senior subordinated note agreement entered into in December 2001. The stock warrant rights allowed ACS to purchase Middleby common stock at $4.67 per share at any time through their expiration on December 21, 2011. The stock warrant rights were purchased for $2.7 million in cash. Conditional stock warrant rights of 445,100 exercisable under circumstances defined per the note agreement expired with the retirement of the notes in December 2002. See Note 8 for further discussion.

(d)	Stock Options

        The company maintains a 1998 Stock Incentive Plan (the “Plan”), as adopted effective as of February 19, 1998, which provides rights to key employees to purchase shares of common stock at specified exercise prices. The Plan supercedes the 1989 Stock Incentive Plan, as amended, and no further options will be granted under the 1989 Plan. A maximum amount of 850,000 shares can be issued under the Plan. Options may be exercised upon certain vesting requirements being met, but expire to the extent unexercised within a maximum of ten years from the date of grant.

        In addition to the above Plan, certain directors of the company have options outstanding at December 28, 2002 for 60,000 shares exercisable at $7.50 per share that expire on February 14, 2006 and 21,000 shares exercisable at $6.00 per share that expire on May 11, 2005. The shares held by the directors are fully vested.

A summary of stock option activity is presented below:

Stock Option Activity	Employees	Directors	Option Price Per Share
Outstanding at
January 1, 2000	318,050	76,000

Granted	18,000	24,000	$6.00 to 7.0625
Exercised	(32,875)	—	$1.25 to $5.625
Forfeited	(15,050)	—	$4.50 to $5.25

Outstanding at
December 30, 2000	288,125	100,000

Granted	—	—
Exercised	(2,500)	—	$4.50 to $5.25
Forfeited	(4,000)	(18,000)	$4.50 to $7.50

Outstanding at
December 29, 2001	281,625	82,000

Granted	380,000	—	$ 5.90
Exercised	(3,000)	(1,000)	$1.875 to $4.50
Forfeited	(100,500)	—	$4.50 to $7.094

Outstanding at
December 28, 2002:	558,125	81,000

Weighted average price	$6.06	$7.11
Exercisable at
December 28, 2002:	210,094	81,000

Weighted average price	$6.14	$7.11

        In fiscal 2002, the weighted average price of shares granted, exercised and forfeited under the employee stock plan was $5.90, $4.50 and $7.08, respectively. The weighted average price of shares exercised under the directors’ stock plan was $1.875. In fiscal 2001, the weighted average price of shares exercised and forfeited under the employee stock plan was $4.875 and $4.50, respectively. The weighted average price of shares forfeited under the directors’ stock plan was $7.25.

The following summarizes the options outstanding and exercisable for the employee stock plan by exercise price, at December 28, 2002:

Exercise Price	Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Remaining Life

$ 4.50	45,125	1.44	40,094	1.40
$ 5.25	10,000	3.84	10,000	3.84
$ 5.90	380,000	9.16	76,000	9.16
$7.063	18,000	2.13	9,000	2.13
$7.094	100,000	5.14	70,000	5.14
$9.625	5,000	4.56	5,000	4.56

	558,125	7.45	210,094	5.68

(7)	INCOME TAXES

Earnings before taxes and extraordinary losses is summarized as follows:

	2002	2001	2000
	(dollars in thousands)
Domestic	$15,120	$8,157	$10,555
Foreign	2,816	(1,757)	(1,412)

Total	$17,936	$6,400	$9,143

The provision (benefit) for income taxes before extraordinary charges is summarized as follows:

	2002	2001	2000
	(dollars in thousands)
Federal	$4,336	$3,235	$4,083
State and local	1,557	965	445
Foreign	427	564	842

Total	$6,320	$4,764	$5,370

Current	$5,530	$4,120	$4,744
Deferred	790	644	626

Total	$6,320	$4,764	$5,370

- 56 -

Reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate are as follows:

	2002	2001	2000
U.S. federal statutory tax rate	34.0%	34.0%	34.0%
Permanent book vs. tax
differences	0.1	6.0	3.9
Foreign tax losses with no benefit
and rate differentials	2.4	18.4	16.6
State taxes, net of federal
benefit	8.0	16.0	4.2
Write-off of foreign investment	(9.3)	—	—

Consolidated effective tax rate before
extraordinary items	35.2%	74.4%	58.7%

        Additionally, the company recorded a $3.6 million tax benefit related to the extraordinary charge. The $9.1 million extraordinary charge is reflected net of this tax benefit in the consolidated statements of earnings. The $3.6 million tax benefit is recorded at a 39.5% effective rate, which reflects the 34.0% U.S. federal rate and a 5.5% state tax rate, net of federal benefits.

        At December 28, 2002 and December 29, 2001, the company had recorded the following deferred tax assets and liabilities, which were comprised of the following:

	2002	2001
	(dollars in thousands)
Deferred tax assets:
Warranty reserves	$4,131	$3,359
Accrued severance and plant closure	3,964	4,567
Tax credit carry-forwards	3,134	497
Inventory reserves	2,092	2,499
Accrued retirement benefits	1,636	595
Receivable related reserves	1,147	1,226
Alternative minimum tax credits	922	935
Product liability reserves	813	521
Foreign net operating loss carry-forwards	732	819
Other	1,582	2,932

Gross deferred tax assets	20,153	17,950
Valuation allowance	(732)	(819)

Deferred tax assets	$19,421	$17,131

Deferred tax liabilities:
Intangible assets	$(10,678)	$(10,678)
Depreciation	(2,355)	(2,903)
LIFO reserves	(925)	(957)

Deferred tax liabilities	$(13,958)	$(14,538)

The valuation allowance at December 28, 2002 applies to foreign tax loss carry-forwards which will more likely than not expire unutilized. - 57 -

(8)	FINANCIAL INSTRUMENTS

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

(a)	Foreign Exchange

         The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of December 28, 2002, the company had forward contracts to purchase $7.0 million U.S. Dollars with various foreign currencies, all of which mature in the next fiscal quarter. The fair value of these forward contracts were less than $0.1 million at the end of the year.

(b)	Interest rate swap

        On January 11, 2002, in accordance with the senior bank agreement, the company entered into an interest rate swap agreement with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. A loss of ($0.3) million was recorded in earnings for the six-month period ended June 29, 2002 as the interest rate swap was marked-to-market (not specifically designated as a hedge). At June 30, 2002 the company designated the swap as a cash flow hedge. Accordingly, changes in the fair value of the swap subsequent to June 30, 2002 are recognized in accumulated other comprehensive income and any hedge ineffectiveness is recorded in current-period earnings as a component of gains and losses on acquisition financing derivatives. The change in fair value of the swap subsequent to June 30, 2002 was ($0.6) million and was recorded as a component of other comprehensive income.

(c)	Stock warrant rights

        In conjunction with the subordinated senior notes issued in connection with the financing for the Blodgett acquisition, the company issued 358,346 stock warrant rights and 445,100 conditional stock warrant rights to the subordinated senior noteholder. The warrant rights allowed the noteholder to purchase Middleby common stock at $4.67 per share through their expiration on December 21, 2011. The conditional stock warrant rights were exercisable in the circumstance that the noteholder fails to achieve certain prescribed rates of return as defined per the note agreement. After March 15, 2007 or upon a Change in Control as defined per the note agreement, the subordinated senior noteholder had the ability to require the company to repurchase these warrant rights at the fair market value. The obligation pertaining to the repurchase of the warrant rights was recorded in Other Non-Current Liabilities at fair market value utilizing a Black-Scholes valuation model, which was assessed at value of $3.3 million as of December 29, 2001. The 358,346 of stock warrant rights were repurchased for $2.7 million in cash in conjunction with the repayment of the subordinated senior note. Conditional stock warrant rights of 445,100 expired unexcercised with the retirement of the notes. The company recorded a gain of $0.6 million in conjunction with the repurchase and expiration of the warrant rights.

(9)	LEASE COMMITMENTS

        The company leases warehouse space, office facilities and equipment under operating leases, which expire in fiscal 2003 and thereafter. The company also has lease obligations for three manufacturing facilities that were exited in conjunction with manufacturing consolidation efforts related to the acquisition of Blodgett. Future payment obligations under these leases are as follows:

	Operating Leases	Idle Facility Leases	Total Lease Commitments
	(dollars in thousands)
2003	$680	$1,274	$1,954
2004	564	1,412	1,976
2005	418	1,301	1,719
2006	370	1,106	1,476
2007 and thereafter	564	9,063	9,627

	$2,596	$14,156	$16,752

        Rental expense pertaining to the operating leases was $1.1 million, $0.5 million, and $1.2 million in fiscal 2002, 2001, and 2000, respectively. Reserves of $9.5 million have been established for the idle facility leases, net of anticipated sublease income (see Note 10 for further discussion).

(10)	ACQUISITION INTEGRATION COSTS

        On December 21, 2001 the company established reserves through purchase accounting associated with $3.9 million in severance related obligations and $6.9 million in facility exit costs related to the acquired Blodgett business operations.

        Reserves for estimated severance obligations of $3.9 million were established in conjunction with reorganization initiatives established during 2001 and completed during the first half of 2002. During the first quarter of 2002, the company reduced headcount at the acquired Blodgett operations by 123 employees. This headcount reduction included most functional areas of the company and included a reorganization of the executive management structure. During the second quarter of 2002, the company further reduced headcount at the Blodgett operations by 30 employees in conjunction with the consolidation and exit of two manufacturing facilities. Production for the Blodgett combi-oven, conveyor oven, and deck oven lines were moved from two facilities located in Williston and Shelburne, Vermont into existing manufacturing facilities in Burlington, Vermont and Elgin, Illinois. The second quarter headcount reductions predominately related to the manufacturing function.

        Reserves of $6.9 million were established for facility closure costs predominately related to lease obligations for three manufacturing facilities that were exited in 2001 and 2002. During the second quarter of 2001, prior to the acquisition, reserves were established for lease obligations associated with a manufacturing facility in Quakertown, Pennsylvania that was exited when production at this facility was relocated to an existing facility in Bow, New Hampshire. The lease associated with the exited facility extends through December 11, 2014. The facility is currently subleased for a portion of the lease term through July 2006. During the second quarter of 2002, the company exited leased facilities in Williston and Shelburne, Vermont in conjunction with the company’s manufacturing consolidation initiatives. The Williston lease extends through June 30, 2005 and the Shelburne lease extends through December 11, 2014. Neither of these facilities has been subleased although the company is performing an active search for subtenants. During the third and fourth quarter of 2002, reserves associated with the remaining lease obligation were increased by $3.4 million through purchase accounting due to changes in assumptions related to the timing and amount of sublease income expected to be realized, resulting in an increase to goodwill. Future lease obligations under these three facilities amount to approximately $14.2 million. The remaining reserve balance is reflected net of anticipated sublease income.

        The forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate. If the company’s estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

A summary of the reserve balance activity is as follows (in thousands):

	Balance	Reserve	Cash	Balance
	Dec. 29, 2001	Adjustments	Payments	Dec. 28, 2002
Severance obligations	$3,947	$(92)	$(3,584)	$271
Facility closure and
lease obligations	6,928	3,377	(812)	9,493

Total	$10,875	$3,285	$(4,396)	$9,764

        As of the end of the year, all actions pertaining to the company’s integration initiatives have been completed. At this time, management believes the remaining reserve balance is adequate to cover the remaining costs identified at December 28, 2002.

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

        The International Distribution Division provides integrated design, export management, distribution and installation services through its operations in Canada, China, India, Korea, Mexico, the Philippines, Spain, Taiwan and the United Kingdom. The division sells the company’s product lines and certain non-competing complementary product lines throughout the world. For a local country distributor or dealer, the company is able to provide a centralized source of foodservice equipment with complete export management and product support services.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The company evaluates individual segment performance based on operating income. Management believes that intersegment sales are made at established arms length transfer prices.

The following table summarizes the results of operations for the company’s business segments(1) (dollars in thousands):

	Cooking Systems Group	International Distribution	Corporate and Other(2)	Eliminations(3)	Total
2002
Net sales	$218,136	$35,673	—	$(24,701)	$229,108
Operating income	31,635	1,323	(1,925)	(1,302)	29,731
Depreciation expense	4,077	163	(273)	—	3,967
Net capital
expenditures	647	265	175	—	1,087
Total assets	178,775	22,709	11,009	(4,531)	207,962
Long-lived assets(4)	126,729	459	2,983	—	130,171
2001
Net sales	$93,711	$21,357	—	$(13,516)	$101,552
Operating income	11,986	(655)	(3,347)	(50)	7,934
Depreciation expense	2,303	163	222	—	2,688
Net capital
expenditures	223	76	170	—	469
Total assets	188,396	16,307	10,625	(3,931)	211,397
Long-lived assets(4)	131,593	443	6,622	—	138,658
2000
Net sales	$113,350	$34,446	—	$(20,908)	$126,888
Operating income	18,903	667	(7,653)	(67)	11,850
Depreciation expense	2,378	182	195	—	2,755
Net capital
expenditures	570	107	(21)	—	656
Total assets	54,884	18,044	7,082	(90)	79,920
Long-lived assets(4)	19,280	665	13,903	—	33,848

(1)	Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, gains and losses on acquisition financing derivatives, and other income and expenses items outside of income from operations.

(2)	Includes corporate and other general company assets and operations.

(3)	Includes elimination of intercompany sales, profit in inventory, and intercompany receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

(4)	Long-lived assets of the Cooking Systems Group includes assets located in the Philippines which amounted to $2,611, $2,990 and $3,279 in 2002, 2001 and 2000, respectively.

Net sales by each major geographic region are as follows:

	2002	2001	2000

	(dollars in thousands)
United States and Canada	$184,683	$74,082	$93,303

Asia	15,286	12,132	12,056
Europe and Middle East	21,358	9,603	11,539
Latin America	7,781	5,735	9,990

Total international	44,425	27,470	33,585

	$229,108	$101,552	$126,888

- 62 -

(12)	RELATED PARTY TRANSACTIONS

        On November 8, 1999 the company entered into a loan with its Chief Executive Officer, in the amount of $434,250. The loan was repayable with interest of 6.08% on February 28, 2003 and was established in conjunction with 100,000 shares of common stock purchased at the market price by the company on behalf of the officer. In accordance with a special incentive agreement with the officer, the loan and the related interest was to be forgiven by the company if certain targets of Earnings Before Taxes for fiscal years 2000, 2001 and 2002 were achieved. As of December 28, 2002, the entire loan had been forgiven as the financial targets established by the special incentive agreement had been achieved. One-third of the principal loan amount had been forgiven in fiscal 2000 and the remaining two-thirds was forgiven in fiscal 2002.

        A second loan was entered into on March 1, 2001 in the amount of $300,000 and is repayable with interest of 6.0% on February 24, 2004. This loan was established in conjunction with the company’s commitment to transfer 50,000 shares of common stock from treasury to the officer at $6.00 per share. The market price at the close of business on March 1, 2001 was $5.94 per share. In accordance with a special incentive agreement with the officer, the loan will be forgiven by the company if certain targets of Earnings Before Taxes for fiscal years 2001, 2002, and 2003 are achieved. As of December 28, 2002, one-third of the principal loan amount had been forgiven for the achievement of the defined targets in fiscal 2002. Amounts forgiven were recorded in general and administrative expense.

(13)	EMPLOYEE BENEFIT PLANS

        The company maintains a non-contributory defined benefit plan for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 30, 2002 and no further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 30, 2002 upon reaching retirement age. The plan is funded in accordance with provisions of the Employee Retirement Income Security Act of 1974. The employees participating in the defined benefit plan were enrolled in a newly established 401K savings plan on July 1, 2002. The company made contributions to this defined contribution plan in the amount of $82,500 in fiscal 2002.

        The company also maintains a retirement benefit agreement with its Chairman. The retirement benefits are based upon a percentage of the Chairman’s final base salary. Additionally, the company maintains a retirement plan for non-employee directors. The plan provides for an annual benefit upon retirement from the Board of Directors at age 70, equal to 100% of the director’s last annual retainer, payable for a number of years equal to the director’s years of service up to a maximum of 10 years.

        The assets of the defined benefit plans consist principally of marketable securities and government and corporate debt securities. A summary of the plans’ benefit obligations, funded status, and net balance sheet position is as follows:

	(dollars in thousands)
	2002 Union Plan	2002 Director Plans	2001 Union Plan	2001 Director Plans

Change in Benefit Obligation:
Benefit obligation - beginning of year .	$3,096	$3,321	$2,894	$5,572
Service cost	108	567	70	157
Interest on benefit obligations	233	244	252	266
Return on assets	(258)	—	(228)	—
Net amortization and deferral	105	89	119	76
Pension curtailment adjustment	97	—	—	—

Net pension expense	285	900	213	499
Net benefit payments	(181)	(16)	(164)	(1,920)
Actuarial (gain) loss	302	(76)	153	(830)

Benefit obligation - end of year	$3,502	$4,129	$3,096	$3,321

Change in Plan Assets:
Plan assets at fair value - beginning of
year	$2,870	$1,538	$2,546	$2,884
Company contributions	377	16	73	734
Investment gain	12	(240)	415	(49)
Benefit payments and plan expenses	(181)	(100)	(164)	(2,031)

Plan assets at fair value - end of year	$3,078	$1,214	$2,870	$1,538

Funded Status:
Unfunded benefit obligation	$(424)	$(2,915)	$(226)	$(1,783)
Unrecognized net loss	1,200	260	779	336
Unrecognized prior year service cost	—	—	134	—
Unrecognized net transition asset	—	—	(3)	—

Net amount recognized in the balance
sheet at year-end	$776	$(2,655)	$684	$(1,447)

Amount recognized in balance sheet:
Other assets	$—	$—	$131	$—
Non-current liabilities	(424)	(2,915)	(226)	(1,783)
Accumulated other
comprehensive income	1,200	260	779	336

Net amount recognized	$776	$(2,655)	$684	$(1,447)

Salary growth rate	n/a	3.50%	n/a	3.50%
Assumed discount rate	7.00%	7.00%	7.25%	7.00%
Expected return on assets	8.50%	8.50%	8.50%	8.50%

        The company also maintains a defined contribution plan for all salaried and non-union employees in the United States. The discretionary profit sharing contributions approved relating to the plan years ending 2002, 2001, and 2000 for the profit sharing and 401K plan amounted to $600,000, $300,000 and $300,000, respectively.

(14)	QUARTERLY DATA (UNAUDITED)

	1st	2nd	3rd	4th	Total Year
	(dollars in thousands, except per share data)
2002
Net sales	$54,491	$62,478	$57,679	$54,460	$229,108
Gross profit	17,893	21,521	20,464	18,622	78,500
Income (loss) from operations	4,721	8,196	8,947	7,867	29,731
Net earnings (loss)	$1,040	$2,814	$4,337	$(2,089)	$6,102

Basic earnings (loss) per share (1)	$0.12	$0.31	$0.48	$(0.23)	$0.68

Diluted earnings (loss) per share (1)	$0.12	0.31	$0.47	$(0.23)	$0.67

2001
Net sales	$24,747	$25,293	$25,714	$25,798	$101,552
Gross profit	8,171	8,234	8,487	6,612	31,504
Income (loss) from operations	1,837	2,248	2,435	1,414	7,934
Net earnings (loss)	$549	$676	$1,092	$(681)	$1,636

Basic earnings (loss) per share (1)	$0.06	$0.08	$0.12	$(0.08)	$0.18

Diluted earnings (loss) per share (1)	$0.06	$0.08	$0.12	$(0.08)	$0.18

2000
Net sales	$32,474	$32,375	$31,051	$30,988	$126,888
Gross profit	11,214	10,025	10,897	13,050	45,186
Income (loss) from operations	2,644	2,285	3,982	2,939	11,850
Net earnings (loss)	$490	$641	$1,108	$1,299	$3,538

Basic earnings (loss) per share (1)	$0.05	$0.06	$0.11	$0.14	$0.35

Diluted earnings (loss) per share (1)	$0.05	$0.06	$0.11	$0.14	$0.35

(1)	Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

(15)	SUBSEQUENT EVENT

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

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FISCAL YEARS ENDED DECEMBER 28, 2002, DECEMBER 29, 2001 AND DECEMBER 30, 2000

	Balance Beginning Of Period	Additions Charged Expense	Write-Offs During the the Period	Acquisition	Balance At End Of Period
Allowance for doubtful accounts; deducted from accounts receivable on the balance sheets-
2000	$1,721,000	$938,000	$(251,000)	$—	$2,408,000
2001	$2,408,000	$410,000	$(178,000)	$273,000	$2,913,000
2002	$2,913,000	$1,012,000	$(431,000)	$—	$3,494,000
- 66 -

Item 9.	Changes in and Disagreements with Accountants onAccounting and Financial Disclosure

        None.

PART III

        The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference, to the extent necessary, in accordance with General Instruction G(3), from the company’s definitive proxy statement filed pursuant to Regulation 14A in connection with the 2002 annual meeting of stockholders.

Item 14.	Controls and Procedures

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial statements.

The financial statements listed on Page 24 are filed as part of this Form 10-K.

3.	Exhibits.

2.1	Stock Purchase Agreement, dated August 30, 2001, between The Middleby Corporation and Maytag Corporation, incorporated by reference to the company’s Form 10-Q Exhibit 2.1, for the fiscal period ended September 29, 2001, filed on November 13, 2001.

2.2	Amendment No. 1 to Stock Purchase Agreement, dated December 21, 2001, between The Middleby Corporation and Maytag Corporation, incorporated by reference to the company’s Form 8-K Exhibit 2.2 dated December 21, 2001, filed on January 7, 2002.

2.3	Amendment No. 2 to Stock Purchase Agreement, dated December 23, 2002 between The Middleby Corporation and Maytag Corporation, incorporated by reference to the company’s Form 8-K Exhibit 2.1 dated December 23, 2002, filed on January 7, 2003.

3.1	Unofficial Restated Certificate of Incorporation of The Middleby Corporation (as amended to August 23, 1996), incorporated by reference to the company’s Form 10-Q/A, Amendment No. 1, Exhibit 3(i), for the fiscal quarter ended June 29, 1996, filed on August 23, 1996;

3.2	Unofficial Amended and Restated Bylaws of The MiddlebyCorporation (as amended to August 23, 1996), incorporated by reference to the company’s Form 10-Q/A, Amendment No. 1, Exhibit 3(ii), for the fiscal quarter ended June 29, 1996, filed on August 23, 1996;

4.1	Certificate of Designations dated October 30, 1987, and specimen stock certificate relating to the company Preferred Stock, incorporated by reference from the company’s Form 10-K, Exhibit (4), for the fiscal year ended December 31, 1988, filed on March 15, 1989;

- 68 -

4.2	Subordinated Promissory Note Agreement, dated December 21, 2001, between The Middleby Corporation and Maytag Corporation incorporated by reference to the company’s Form 8-K, Exhibit 4.1 filed on January 7, 2002.

4.3	Subordinated Promissory Note Agreement, dated December 21, 2001, between The Middleby Corporation and Maytag Corporation incorporated by reference to the company’s Form 8-K, Exhibit 4.2 filed on January 7, 2002.

4.4	Credit Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc., Fleet National Bank and Bank of America incorporated by reference to the company’s Form 8-K, Exhibit 4.3 filed on January 7, 2002.

4.5	Deed of Charge and Memorandum of Deposit, dated December 21, 2001, between G.S. Blodgett Corporation and Bank of America incorporated by reference to the company’s Form 8-K, Exhibit 4.4 filed on January 7, 2002.

4.6	Subsidiary Guaranty, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and Bank of America incorporated by reference to the company’s Form 8-K, Exhibit 4.5 filed on January 7, 2002.

4.7	Security Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and its subsidiaries and Bank of America incorporated by reference to the company’s Form 8-K, Exhibit 4.6 filed on January 7, 2002.

4.8	U.S. Pledge Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and its subsidiaries and Bank of America incorporated by reference to the company’s Form 8-K, Exhibit 4.7 filed on January 7, 2002.

4.9	Note and Equity Purchase Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and American Capital Financial Services, Inc incorporated by reference to the company’s Form 8-K/A Amendment No. 1, Exhibit 4.8 filed on January 31, 2002.

- 69 -

4.10	Warrant Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and American Capital Financial Services, Inc incorporated by reference to the company’s Form 8-K/A Amendment No. 1, Exhibit 4.9 filed on January 31, 2002.

4.11	Conditional Warrant Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and American Capital Financial Services, Inc incorporated by reference to the company’s Form 8-K/A Amendment No. 1, Exhibit 4.10 filed on January 7, 2002.

4.12	Amended and Restated Credit Agreement, dated December 23, 2002, between The Middleby Corporation, Middleby Marshall Inc., LaSalle Bank National Association, Wells Fargo Bank, Inc. and Bank of America N.A., incorporated by reference to the company’s Form 8-K Exhibit 2.1 dated December 23, 2002, filed on January 7, 2003.

4.13	Note Prepayment and Warrant Purchase Agreement, dated December 23, 2002, between The Middleby Corporation, Middleby Marshall, Inc. and American Capital Financial Services, Inc., incorporated by reference to the company’s Form 8-K Exhibit 2.1 dated December 23, 2002, filed on January 7, 2003.

4.14	Consent and Waiver to Subordinated Promissory Note, dated December 23, 2002, between The Middleby Corporation and Maytag Corporation, incorporated by reference to the company’s Form 8-K Exhibit 2.1 dated December 23, 2002, filed on January 7, 2003.

10.1*	Amended and Restated Employment Agreement of William F. Whitman, Jr., dated January 1, 1995, incorporated by reference to the company’s Form 10-Q, Exhibit (10) (iii) (a), for the fiscal quarter ended April 1, 1995;

10.2*	Amendment No. 1 to Amended and Restated Employment Agreement of William F. Whitman, Jr., incorporated by reference to the company’s Form 8-K, Exhibit 10(a), filed on August 21, 1998.

- 70 -

10.3*	Amended and Restated Employment Agreement of David P. Riley, dated January 1, 1995, incorporated by reference to the company’s 10-Q, Exhibit (10) (iii) (b) for the fiscal quarter ended April 1, 1995;

10.4*	Amendment No. 1 to Amended and Restated Employment Agreement of David P. Riley incorporated by reference to the company’s Form 8-K, Exhibit 10(b), filed on August 21, 1998.

10.5*	Retirement Plan for Independent Directors adopted as of January 1, 1995, incorporated by reference to the company’s Form 10-Q, Exhibit (10) (iii) (c), for the fiscal quarter ended April 1, 1995;

10.6*	The Middleby Corporation 1998 Stock Incentive Plan, dated February 19, 1998, incorporated by reference to the company’s Form 10-K, Exhibit 10(a), for the fiscal year ended January 2, 1999, filed on April 2, 1999.

10.7*	Description of Supplemental Retirement Program, incorporated by reference to Amendment No. 1 to the company’s Form 10-Q, Exhibit 10 (c), for the fiscal quarter ended July 3, 1993, filed on August 25, 1993;

10.8*	The Middleby Corporation Stock Ownership Plan, incorporated by reference to the company’s Form 10-K, Exhibit (10) (iii) (m), for the fiscal year ended January 1, 1994, filed on March 31, 1994;

10.9*	Amendment to The Middleby Corporation Stock Ownership Plan dated as of January 1, 1994, incorporated by reference to the company’s Form 10-K, Exhibit (10) (iii) (n), for the fiscal year ended December 31,1994, filed on March 31, 1995;

10.10	Grantor trust agreement dated as of April 1, 1999 among the company and Wachovia Bank, N.A, incorporated by reference to the company’s Form 10-K, Exhibit 10.15, for the fiscal year ended January 1, 2000 filed on March 31, 2000.

10.11*	Amendment No. 2 to Amended and Restated Employment Agreement of David P. Riley, dated December 1, 2000, incorporated by reference to the company’s Form 10-K, Exhibit 10(C), for the fiscal year ended December 30, 2000 filed on March 30, 2001.

- 71 -

10.12*	Loan arrangement between the company and Selim A. Bassoul, dated November 19, 1999, incorporated by reference to the company’s Form 10-K, Exhibit 4(E), for the fiscal year ended December 30, 2000 filed on March 30, 2001.

10.13*	Amendment No. 2 to Amended and Restated Employment Agreement of William F. Whitman, dated January 1, 2001, incorporated by reference to the company’s Form 10-K, Exhibit 10(D), for the fiscal year ended December 30, 2000 filed on March 30, 2001.

10.14*	Severance Agreement of Selim A. Bassoul, dated May 16, 2001, incorporated by reference to the company’s Form 10-K, Exhibit 10-14, for the fiscal year ended December 29, 2001 filed on March 29, 2002.

10.15*	Severance Agreement of David B. Baker, dated June 7, 2001, incorporated by reference to the company’s Form 10-K, Exhibit 10-15, for the fiscal year ended December 29, 2001 filed on March 29, 2002.

10.16*	Amendment No. 3 to Amended and Restated Employment Agreement of David P. Riley, dated June 20, 2001, incorporated by reference to the company’s Form 10-K, Exhibit 10-16, for the fiscal year ended December 29, 2001 filed on March 29, 2002.

10.17*	Amendment No. 3 to Amended and Restated Employment Agreement of William F. Whitman, dated April 16, 2002, incorporated by reference to the company’s Form 10-Q, Exhibit 10(A), for the fiscal period ended June 29, 2002 filed on August 19, 2002.

10.18*	Severance Agreement of Selim A. Bassoul, dated April 16, 2002, incorporated by reference to the company’s Form 10-Q, Exhibit 10(B), for the fiscal period ended June 29, 2002, filed on August 19, 2002.

10.19*	Employment Agreement of Selim A. Bassoul, dated May 16, 2002, incorporated by reference to the company’s Form 10-Q, Exhibit 10(C), for the fiscal period ended June 29, 2002, filed on August 19, 2002.

- 72 -

10.20*	Severance Agreement of David B. Baker, dated June 21, 2002, incorporated by reference to the company’s Form 10-Q, Exhibit 10(D), for the fiscal period ended June 29, 2002, filed on August 19, 2002.

10.21*	Amended 1998 Stock Incentive Plan dated May 16, 2002, incorporated by reference to the company’s Form 10-Q, Exhibit 10(E), for the fiscal period ended June 29, 2002, filed on August 19, 2002.

21	List of subsidiaries;

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Designates management contract or compensation plan.

(b)	During the fourth quarter of 2002 the company filed: a report on Form 8-K, dated December 23, 2002, in response to Item 5, on January 7, 2003 pursuant to Rule 3-05 of Regulation S-X.

(c)	See the financial statement schedule included under Item 8.

- 73 -

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th of March 2003.

THE MIDDLEBY CORPORATION BY: /s/ David B. Baker —————————————— David B. Baker Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2003.

Signatures	Title

PRINCIPAL EXECUTIVE OFFICER

/s/ Selim A. Bassoul —————————————— Selim A. Bassoul	President, Chief Executive Officer and Director

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

/s/ David B. Baker —————————————— David B. Baker	Vice President, Chief Financial Officer and Secretary

DIRECTORS

/s/ William F. Whitman, Jr. —————————————— William F. Whitman, Jr.	Chairman of the Board and Director

/s/ Robert R. Henry —————————————— Robert R. Henry	Director

/s/ A. Don Lummus —————————————— A. Don Lummus	Director

/s/ John R. Miller, III —————————————— John R. Miller, III	Director

- 74 -

/s/ Philip G. Putnam —————————————— Philip G. Putnam	Director

/s/ David P. Riley —————————————— David P. Riley	Director

/s/ Sabin C. Streeter —————————————— Sabin C. Streeter	Director

/s/ Laura B. Whitman —————————————— Laura B. Whitman	Director

/s/ Robert L. Yohe —————————————— Robert L. Yohe	Director

- 75 -

CERTIFICATIONS

I, Selim A. Bassoul, President and Chief Executive Officer (principal executive officer), certify that:

1.	I have reviewed this annual report on Form 10-K of The Middleby Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003 /s/ Selim A. Bassoul ———————————— Selim A. Bassoul President and Chief Executive Officer of The Middleby Corporation - 76 -

I, David B. Baker, Chief Financial Officer, (principal financial officer), certify that:

1.	I have reviewed this annual report on Form 10-K of The Middleby Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003 /s/ David B. Baker ———————————— David B. Baker Chief Financial Officer of The Middleby Corporation - 77 -