Form 10-Q
period 2003-03-29
MIDDLEBY CORP
filed 2003-05-13
CIK 769520

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 29, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES    X        NO

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).  Yes             No    X

As of May 9, 2002, there were 9,033,222 shares of the registrant’s common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED MARCH 29, 2003

INDEX

PART I.     FINANCIAL INFORMATION

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Amounts)(Unaudited)

	Mar. 29, 2003	Dec. 28, 2002
ASSETS
Cash and cash equivalents	$7,265	$8,378
Accounts receivable, net of reserve
for doubtful accounts of
$3,656 and $3,494	28,213	27,797
Inventories, net	29,804	27,206
Prepaid expenses and other	808	1,069
Current deferred taxes	11,515	13,341

Total current assets	77,605	77,791
Property, plant and equipment, net of accumulated depreciation of $26,686 and $25,788	26,772	27,500
Goodwill	74,761	74,761
Other intangibles	26,300	26,300
Other assets	1,688	1,610

Total assets	$207,126	$207,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$14,050	$14,400
Accounts payable	12,962	13,488
Accrued expenses	36,539	36,013

Total current liabilities	63,551	63,901
Long-term debt	70,551	73,562
Long-term deferred tax liability	7,878	7,878
Other non-current liabilities	17,964	17,989
Stockholders’ equity:
Preferred stock, $.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value;
20,000,000 shares authorized;
11,030,446 and 11,028,396 issued
in 2003 and 2002, respectively	110	110
Shareholder receivables	(200)	(200)
Paid-in capital	53,917	53,907
Treasury stock at cost; 2,002,474 shares in 2003 and 2002	(11,705)	(11,705)
Retained earnings	7,682	5,073
Accumulated other comprehensive loss	(2,618)	(2,553)

Total stockholders’ equity	47,182	44,632

Total liabilities and stockholders’ equity	$207,126	$207,962

See accompanying notes - 1 -

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended
	Mar. 29, 2003	Mar. 30, 2002
Net sales	$54,767	$54,491
Cost of sales	35,715	36,598

Gross profit	19,052	17,893
Selling and distribution expenses	7,162	7,221
General and administrative expenses	5,483	5,951

Income from operations	6,407	4,721

Interest expense and deferred financing amortization	1,714	3,098
Gain on acquisition financing
derivatives	(69)	(593)
Other (income) expense, net	135	222

Earnings before income taxes .	4,627	1,994
Provision for income taxes	2,018	954

Net earnings	$2,609	$1,040

Net earnings per share:
Basic	$0.29	$0.12
Diluted	$0.28	$0.12
Weighted average number of shares:
Basic	9,028	8,972
Dilutive stock options	276	22

Diluted	9,304	8,994
See accompanying notes - 2 -

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Three Months Ended
	Mar. 29, 2003	Mar. 30, 2002
Cash flows from operating activities-
Net earnings	$2,609	$1,040
Adjustments to reconcile net earnings
to cash provided by operating
activities:
Depreciation and amortization	910	1,904
Non-cash portion of tax provision	1,826	(396)
Unrealized gain on
derivative financial instruments	(69)	(593)
Unpaid interest on seller notes(1)	240	625
Unpaid interest on subordinated
senior notes(1)	—	127
Changes in assets and liabilities-
Accounts receivable, net	(415)	(1,555)
Inventories, net	(2,598)	1,469
Prepaid expenses and other assets	182	636
Accounts payable	(526)	2,408
Accrued expenses and other liabilities	502	(1,275)

Net cash provided by operating
activities	2,661	4,390

Cash flows from investing activities-
Net additions to property and equipment	(182)	(233)

Net cash (used in) investing activities	(182)	(233)

Cash flows from financing activities-
Proceeds (repayments) under revolving credit facilities, net	—	(4,060)
Repayments of senior secured bank notes	(3,600)	(1,500)
Other financing activities, net	9	(35)

Net cash (used in)
financing activities	(3,591)	(5,595)

Effect of exchange rates on cash and cash equivalents	(1)	(8)

Changes in cash and cash equivalents-
Net (decrease) increase in cash and
cash equivalents	(1,113)	(1,446)
Cash and cash equivalents at beginning of year	8,378	5,997

Cash and cash equivalents at end
of quarter	$7,265	$4,551

Supplemental disclosure of cash flow information:
Interest paid	$904	$1,374

Income taxes paid	$10	$641

(1)	Represents an increase in principal balance of debt associated with interest paid in kind.

See accompanying notes - 3 -

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 29, 2003 (Unaudited)

1)	Summary of Significant Accounting Policies

The consolidated financial statements have been prepared by The Middleby Corporation (the “company”), pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company’s 2002 Form 10-K.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of March 29, 2003 and December 28, 2002, and the results of operations for the three months ended March 29, 2003 and March 30, 2002 and cash flows for the three months ended March 29, 2003 and March 30, 2002.

2)	New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and requires that such costs be recognized as a liability in the period in which incurred. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a material impact to the financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements SFAS No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. This statement is effective for financial statements issued for fiscal years beginning after December 31, 2002. The adoption of this statement did not have a material impact to the financial statements.

3)	Other Comprehensive Income

The company reports changes in equity during a period, except those resulting from investment by owners and distribution to owners, in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended
	Mar. 29, 2003	Mar. 30, 2002
Net earnings	$2,609	$1,040
Cumulative translation adjustment	33	70
Unrealized loss on interest rate swap	(98)	—

Comprehensive income	$2,544	$1,110

Accumulated other comprehensive income is comprised of minimum pension liability of $1.5 million as of March 29, 2003 and December 28, 2002, respectively, foreign currency translation adjustments of $0.5 million as of March 29, 2003 and December 28, 2002, respectively and an unrealized loss on a interest rate swap of $0.6 million at March 29, 2003 and $0.5 million at December 28, 2002.

4)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for Blodgett inventory have been determined using the last-in, first-out (“LIFO”) method. Had the inventories been valued using the first-in, first-out (“FIFO”) method, the amount would not have differed materially from the amounts as determined using the LIFO method. Costs for Middleby inventory have been determined using the first-in, first-out (“FIFO”) method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at March 29, 2003 and December 28, 2002 are as follows:

	Mar. 29, 2003	Dec. 28, 2002
	(In thousands)

Raw materials and parts	$8,263	$6,178
Work-in-process	4,854	5,849
Finished goods	16,687	15,179

	$29,804	$27,206

5)	Accrued Expenses

Accrued expenses consist of the following:

	Mar. 29, 2003	Dec. 28, 2002
	(In thousands)

Accrued warranty	10,974	$10,447
Accrued payroll and related expenses	10,243	8,544
Accrued customer rebates	3,964	6,043
Accrued commissions	1,710	1,535
Accrued severance and plant closures	1,369	1,426
Other accrued expenses	8,279	8,018

	$36,539	$36,013

6)	Warranty Costs

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

A rollforward of the warranty reserve is as follows:

	Mar. 29, 2003	Mar. 30, 2002
	(dollars in thousands)

Beginning balance	$10,447	$9,179
Warranty expense	2,844	2,127
Warranty claims	(2,317)	(2,416)

Ending balance	$10,974	$8,890

7)	Acquisition Integration

On December 21, 2001 the company established reserves through purchase accounting associated with severance related obligations and facility exit costs related to the acquired Blodgett business operations.

Reserves for estimated severance obligations were established in conjunction with reorganization initiatives established during 2001 and completed during the first half of 2002. During the first quarter of 2002, the company reduced headcount at the acquired Blodgett operations by 123 employees. This headcount reduction included most functional areas of the company and included a reorganization of the executive management structure. During the second quarter of 2002, the company further reduced headcount at the Blodgett operations by 30 employees in conjunction with the consolidation and exit of two manufacturing facilities. Production for the Blodgett combi-oven, conveyor oven, and deck oven lines were moved from two facilities located in Williston and Shelburne, Vermont into existing manufacturing facilities in Burlington, Vermont and Elgin, Illinois. The second quarter headcount reductions predominately related to the manufacturing function.

Reserves for facility closure costs predominately relate to lease obligations for three manufacturing facilities that were exited in 2001 and 2002. During the second quarter of 2001, prior to the acquisition, reserves were established for lease obligations associated with a manufacturing facility in Quakertown, Pennsylvania that was exited when production at this facility was relocated to an existing facility in Bow, New Hampshire. The lease associated with the exited facility extends through December 11, 2014. The facility is currently subleased for a portion of the lease term through July 2006. During the second quarter of 2002, the company exited leased facilities in Williston and Shelburne, Vermont in conjunction with the company’s manufacturing consolidation initiatives. The Williston lease extends through June 30, 2005 and the Shelburne lease extends through December 11, 2014. Neither of these facilities has been subleased although the company is performing an active search for subtenants. Future lease obligations under these three facilities are anticipated to amount to approximately $13.8 million. The remaining reserve balance is reflected net of anticipated sublease income.

The forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate. If the company’s estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

A summary of the reserve balance activity is as follows (in thousands):

	Balance Dec. 28, 2002	Cash Payments	Balance Mar. 29, 2003
Severance obligations	$271	$(51)	$220
Facility closure and lease obligations	9,493	(331)	9,162

Total	$9,764	$(382)	$9,382

All actions pertaining to the company’s integration initiatives have been completed. At this time, management believes the remaining reserve balance is adequate to cover the remaining costs identified at March 29, 2003.

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

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of March 29, 2003 the company had forward contracts to purchase $6.6 million U.S. Dollars with various foreign currencies, all of which mature in the next fiscal quarter. The fair value of these forward contracts were less than $0.1 million at the end of the quarter.

Interest rate swap: On January 11, 2002, in accordance with the senior bank agreement, the company entered into an interest rate swap agreement with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. A loss of ($0.6) million was recorded in earnings for the three-month period ended March 30, 2002 as the interest rate swap was marked-to-market (not specifically designated as a hedge). At June 30, 2002 the company designated the swap as a cash flow hedge. Accordingly, changes in the fair value of the swap subsequent to June 30, 2002 are recognized in accumulated other comprehensive income and any hedge ineffectiveness is recorded in current-period earnings as a component of gains and losses on acquisition financing derivatives. The change in fair value of this swap agreement in the first quarter of 2003 was $0.1 million.

On February 9, 2003 in accordance with the senior bank agreement, the company entered into another interest rate swap agreement with a notional amount of $10.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 2.36% and is in effect through December 30, 2005. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. The change in fair value of this swap agreement in the first quarter of 2003 was less than ($0.1) million.

Stock warrant rights: In conjunction with subordinated senior notes issued in connection with the financing for the Blodgett acquisition, the company issued 358,346 stock warrant rights and 445,100 conditional stock warrant rights to the subordinated senior noteholder. These stock warrant rights were repurchased and retired in December 2002 in conjunction with the company’s debt refinancing. Prior to the retirement of the warrant rights, the company had recorded a liability pertaining to an obligation that required the company to repurchase these warrant rights at the fair market value in circumstances defined by the subordinated senior note agreement. The obligation pertaining to the repurchase of the warrant rights was recorded in Other Non-Current Liabilities at fair market value utilizing a Black-Schole’s valuation model. The change in the fair value of the stock warrant rights during the first three months of 2002 amounted to $0.3 million and was recorded as a gain in the income statement for the three month period ended March 30, 2002. No such amounts was incurred in 2003.

9)	Stock Based Compensation

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The company’s pro forma net earnings and per share data utilizing a fair value based method is as follows:

	Mar. 29, 2003	Mar. 30, 2002
	(in thousands, except per share data)

Net income - as reported	2,609	1,040
Less: Stock-based employee compensation expense, net of taxes	(74)	(38)

Net income - pro forma	$2,535	$1,002

Earnings per share - as reported:
Basic	$0.29	$0.12
Diluted	0.28	0.12
Earnings per share - pro forma:
Basic	$0.28	$0.11
Diluted	0.27	0.11
- 10 -

10)	Segment Information

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

The following table summarizes the results of operations for the company’s business segments(1)(in thousands):

	Cooking Systems Group	International Distribution	Corporate and Other(2)	Eliminations(3)	Total
Three months ended March 29, 2003
Net sales	$53,614	$8,857	$—	$(7,704)	$54,767
Operating income (loss)	8,255	284	(1,683)	(450)	6,407
Depreciation expense	950	39	(79)	—	910
Capital expenditures	225	(43)	—	—	182

Total assets	185,605	22,144	10,359	(10,982)	207,126
Long-lived assets(4)	126,001	375	3,145	—	129,521
Three months ended March 30, 2002
Net sales	$52,320	$6,846	$79	$(4,754)	$54,491
Operating income (loss)	6,983	3	(2,115)	(150)	4,721
Depreciation expense	1,161	40	(2)	—	1,199
Capital expenditures	222	9	2	—	233

Total assets	187,431	14,370	17,429	(10,982)	208,248
Long-lived assets(4)	130,472	389	6,287	—	137,148

(1)	Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, gains and losses on acquisition financing derivatives, and other income and expenses items outside of income from operations.

(2)	Includes corporate and other general company assets and operations.

(3)	Includes elimination of intercompany sales, profit in inventory and intercompany receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

(4)	Long-lived assets of the Cooking Systems Group includes assets located in the Philippines which amounted to $2,542 and $2,916 in 2003 and 2002, respectively.

Net sales by major geographic region, including those sales from the Cooking Systems Group direct to international customers, were as follows (in thousands):

	Three Months Ended
	Mar. 29, 2003	Mar. 30, 2002
United States and Canada	$44,302	$44,023
Asia	4,081	3,883
Europe and Middle East	5,097	5,059
Latin America	1,287	1,526

Net Sales	$54,767	$54,491

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited).

Informational Note

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s SEC filings, including the 2002 report on Form 10-K.

Net Sales Summary (dollars in thousands)

	Three Months Ended
	Mar. 29, 2003		Mar. 30, 2002
	Sales	Percent	Sales	Percent
Business Divisions
Cooking Systems Group:
Core cooking equipment	$38,054	69.5	$36,632	67.2
Conveyor oven equipment	11,209	20.5	12,086	22.2
Counterline cooking equipment	2,355	4.3	2,511	4.6
International specialty equipment	1,996	3.6	1,091	2.0

Total Cooking Systems Group	53,614	97.9	52,320	96.0
International Distribution (1)	8,857	16.2	6,846	12.6

Intercompany sales (2)	(7,704)	(14.1)	(4,675)	(8.6)

Total	$54,767	100.0	$54,491	100.0

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Consists primarily of the elimination of sales to the company’s International Distribution Division from Cooking Systems Group.

Results of Operations The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three months ended
	Mar. 29, 2003	Mar. 30, 2002
Net sales	100.0%	100.0%
Cost of sales	65.2	67.2

Gross profit	34.8	32.8
Selling, general and administrative
Expenses	23.1	24.2

Income from operations	11.7	8.6
Interest expense and deferred financing amortization, net	3.1	5.6
Loss (gain) on acquisition financings derivatives	(0.1)	(1.1)
Other expense, net	0.3	0.4

Earnings before income taxes	8.4	3.7
Provision for income taxes	3.7	1.8

Net earnings	4.8%	1.9%

Three Months Ended March 29, 2003 Compared to Three Months Ended March 30, 2002

NET SALES. Net sales for the first quarter of fiscal 2003 were $54.7 million as compared to $54.8 million in the first quarter of 2002.

Net sales at the Cooking Systems Group amounted to $53.6 million in the first quarter of 2003 as compared to $52.3 million in the prior year quarter. Core cooking equipment sales amounted to $38.1 million as compared to $36.6 million, primarily due to increased fryer and cooking range sales resulting from new product introductions and market share gains.

Conveyor oven equipment sales amounted to $11.2 million as compared to $12.1 million in the prior year quarter. The decease in conveyor oven sales resulted from lower store openings from several major pizza chain customers. Counterline cooking equipment sales decreased slightly to $2.4 million from $2.5 million in the prior year. International specialty equipment sales increased to $2.0 million compared to $1.1 million in the prior year quarter due to increased component manufacturing for the company’s U.S. based operations.

Net sales at the International Distribution Division increased by $2.0 million to $8.9 million, due to sales of the acquired Blodgett product lines, which began to be distributed through the division in April 2003.

GROSS PROFIT. Gross profit increased to $19.1 million from $17.9 million in the prior year period. The gross margin rate was 34.8% in the quarter as compared to 32.8% in the prior year quarter. The increase in the overall gross margin rate is largely attributable to the impact of cost reduction initiatives completed in 2002, including the consolidation of manufacturing operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses decreased from $13.2 million in the first quarter of 2002 to $12.6 million in the first quarter of 2003. As a percentage of net sales operating expenses amounted to 24.2% in the first quarter of 2002 versus 23.1% in the first quarter of 2003. The reduction in expenses reflect the benefit of cost reduction actions completed in 2002 associated with the Blodgett acquisition.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs decreased to $1.8 million from $2.8 million in the prior year as a result of lower debt balances and lower average interest rates resulting from the debt refinancing completed in the fourth quarter of 2002. The gain on acquisition related financing derivatives amounted $0.1 million. Other expense was $0.1 million in the current year compared to $0.2 million in the prior year and primarily consists of foreign exchange losses.

INCOME TAXES. A tax provision of $2.0 million, at an effective rate of 44%, was recorded during the quarter as compared to a $1.0 million provision at a 48% effective rate in the prior year quarter. The prior year quarter included higher provisions for state tax assessments.

Financial Condition and Liquidity

During the three months ended March 29, 2003, cash and cash equivalents decreased by $1.1 million to $7.3 million at March 29, 2003 from $8.4 million at December 28, 2002. Net borrowings decreased from $88.0 million at December 28, 2002 to $84.6 million at March 29, 2003.

OPERATING ACTIVITIES. Net cash provided by operating activities after changes in assets and liabilities was $2.7 million as compared to net cash provided of $4.4 million in the prior year period. Cash provided by operating activities included $0.2 million of borrowings on subordinated notes representing unpaid interest, which is added to the principal balance of the notes consistent with financing agreements.

During the three months ended March 29, 2003, accounts receivable increased $0.4 million due to increased sales at the end of the quarter. Inventories increased $2.6 million due to increased stocking of product in international markets for customer orders and inventory associated with new product introductions. Accounts payable decreased $0.5 million due to timing of vendor payments. Accrued expenses and other liabilities increased $0.5 million primarily as a result of higher compensation related liabilities offset in part by lower customer rebate reserves.

INVESTING ACTIVITIES. During the three months ending March 29, 2003, the company had capital expenditures of $0.2 million associated with the purchase of production equipment.

FINANCING ACTIVITIES. Net cash flows used in the financing activities was $3.6 million during the three months ending March 29, 2003. This included $3.0 million of scheduled repayments under the senior term loan and $0.6 million of scheduled repayments under the foreign bank loan.

At March 29, 2003, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and requires that such costs be recognized as a liability in the period in which incurred. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a material impact to the financial statements.

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

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. This statement is effective for financial statements issued for fiscal years beginning after December 31, 2002. The adoption of this statement did not have a material impact to the financial statements.

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

Property and equipment: Property and equipment are depreciated or amortized on a straight-line basis over their useful lives based on management’s estimates of the period over which the assets will utilized to benefit the operations of the company. The useful lives are estimated based on historical experience with similar assets, taking into account anticipated technological or other changes.  The company periodically reviews these lives relative to physical factors, economic factors and industry trends. If there are changes in the planned use of property and equipment or if technological changes were to occur more rapidly than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods.

Long-lived assets: Long-lived assets (including goodwill and other intangibles) are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of the company’s long-lived assets, the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors.  Estimates of future cash flows are judgments based on the company’s experience and knowledge of operations.  These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends.  If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges.

Warranty: In the normal course of business the company issues product warranties for specific product lines and provides for the estimated future warranty cost in the period in which the sale is recorded.  The estimate of warranty cost is based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided. Adjustments to initial obligations for warranties are made as changes in the obligations become reasonably estimable.

Lease Obligations: In 2002 and 2001, the company established reserves associated with lease obligations for three manufacturing facilities that were exited in conjunction with manufacturing consolidation efforts related to the acquisition of Blodgett.  The term of the lease associated with one of the three facilities in Williston, Vermont extends through June 2005.  The terms of the leases associated with the other two facilities in Shelburne, Vermont and Quakertown, Pennsylvania extend through December 2014.  The company currently has a sublessor for the Quakertown, Pennsylvania facility for a portion of the lease term. The company is actively searching for sublessors for the other two facilities.  The recorded reserves are established for the future lease obligations net of an estimate for anticipated sublease income.  The forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate.  If the company’s estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

Litigation: From time to time, the company is subject to proceedings, lawsuits and other claims related to products, suppliers, employees, customers and competitors. The company maintains insurance to cover product liability, workers compensation, property and casualty, and general liability matters.  The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.  A determination of the amount of accrual required, if any, for these contingencies is made after assessment of each matter and the related insurance coverage.  The required accrual may change in the future due to new developments or changes in approach such as a change in settlement strategy in dealing with these matters.  The company does not believe that any such matter will have a material adverse effect on its financial condition or results of operations.

Income taxes: The company operates in numerous taxing jurisdictions where it is subject to various types of tax, including sales tax and income tax.  The company’s tax filings are subject to audits and adjustments. Because of the nature of the company’s operations, the nature of the audit items can be complex, and the objectives of the government auditors can result in a tax on the same transaction or income in more than one state or country.  As part of the company’s calculation of the provision for taxes, the company establishes reserves for the amount that it expects to incur as a result of audits. The reserves may change in the future due to new developments related to the various tax matters.

Contractual Obligations

        The company’s contractual cash payment obligations are set forth below (dollars in thousands):

	Long-term Debt	Operating Leases	Idle Facility Leases	Total Contractual Cash Obligations

Less than 1 year	$14,050	$632	$1,308	$15,990
1-3 years	26,375	925	2,636	29,936
4-5 years	44,176	523	2,222	46,921
After 5 years	—	346	7,671	8,017

	$84,601	$2,426	$13,837	$100,864

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

Twelve Month Period Ending	Fixed Rate Debt	Variable Rate Debt
	(In thousands)

March 31, 2004	$—	$14,050
March 31, 2005	—	13,075
March 31, 2006	—	13,300
March 31, 2007	20,801	13,325
March 31, 2008	—	10,050

	$20,801	$63,800

As of March 29, 2003, the company had aggregate borrowings under its senior bank facility of $62.0 million. Borrowings at March 29, 2003 under the senior bank facility included $57.1 million term loan assessed interest at floating rates of 3.25% above LIBOR and a $4.9 million term loan assessed interest at a rate of 3.75% above LIBOR. At March 29, 2002, the interest rate on the term loans were 4.53% and 5.03%, respectively. The interest rate on the $57.1 million term loan may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. The senior bank agreement also includes a $15.0 million revolving credit facility for working capital needs and a conditional $15.0 million revolving credit facility with restricted use for the repayment of notes to Maytag. The conditional $15.0 million revolving credit facility becomes available after June 28, 2003 if the company remains in compliance with representations, warranties and covenants of the bank agreement and meets certain required levels of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and ratios of debt to EBITDA, as defined per the agreement. Availability under the aggregate $30.0 million revolving credit facility is limited to the amount of collateral as defined by the senior bank agreement, which amounted to $16.9 million as of March 29, 2003. In addition, after giving effect to payment of notes to Maytag, if such a payment were to occur, the revolving availability is required to be greater than the revolving borrowings by at least $7.5 million. Borrowings under the revolving credit facility are assessed interest at a rate of 3.25% above LIBOR, which was 4.53% at March 29, 2003. A variable commitment fee, based upon the indebtedness ratio, of 0.5% is charged on the unused portion of the line of credit.

As of March 29, 2003 the company’s subsidiary in Spain had $1.8 million in US dollar borrowings under a senior bank loan. This loan is amortized in equal monthly payments maturing on December 2003 and is assessed interest at a rate of 0.45% above LIBOR, which amounted to 1.73% at March 29, 2003.

As of March 29, 2003 the company had $20.8 million in notes due to Maytag. The notes due to Maytag mature in December 2006 and consist of $13.7 million in notes that bear an interest rate of 12.0% payable in cash and $7.1 million in notes that bear an interest rate of 13.5% through December 31, 2004 and 12.0% thereafter. Interest prior to December 31, 2004 on the $6.9 million in notes is paid by the issuance of additional subordinated notes in principal amounts equal to such interest payable. After December 31, 2004 interest on these notes is payable in cash, unless such payment would result in the violation of the provisions within the Senior Bank Agreement. Interest on the Maytag notes is assessed semi-annually. The notes become immediately due upon the occurrence of certain material events without the written permission of Maytag, including a change in control, a business acquisition, the acceleration of the senior bank debt, or the issuance of additional debt. The company has the ability to prepay the notes to Maytag without penalty.

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

The terms of the senior secured credit facility and subordinated note to Maytag limit the paying of dividends, capital expenditures and leases, and require, among other things, a minimum amount, as defined, of stockholders’ equity, and certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. At March 29, 2003, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

On January 11, 2002, in accordance with the senior bank agreement, the company entered into an interest rate swap agreement, with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. As of March 29, 2003, the fair value of this derivative financial instrument was ($0.9) million. A gain of $0.1 million was recorded in earnings for the three-month period. Since inception of the swap the company has recorded a $0.3 million loss on the swap through earnings and $0.6 million as a reduction in other comprehensive income.

On February 9, 2003 in accordance with the senior bank agreement, the company entered into another interest rate swap agreement with a notional amount of $10.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 2.36% and is in effect through December 30, 2005. As of March 29, 2003, the fair value of this derivative financial instrument decreased by less than $0.1 million and has been recorded as a reduction in other comprehensive income.

Foreign Exchange Derivative Financial Instruments

The company uses foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward and option purchase contracts outstanding at March 29, 2003, the fair value of which was less than $0.1 million at the end of the quarter:

Sell		Purchase		Maturity
900,000	Euro	$ 959,900	U.S. Dollars	April 28, 2003
1,100,000	British Pounds	$1,756,700	U.S. Dollars	April 7, 2003
600,000	British Pounds	$ 936,900	U.S. Dollars	April 22, 2003
400,000	British Pounds	$ 626,300	U.S. Dollars	April 22, 2003
5,170,000	Mexican Pesos	$ 461,200	U.S. Dollars	April 7, 2003
6,161,400	Mexican Pesos	$ 548,200	U.S. Dollars	April 7, 2003
17,250,000	Taiwan Dollars	$ 497,100	U.S. Dollars	April 7, 2003
1,000,000,000	Korean Won	$ 831,900	U.S. Dollars	April 7, 2003
- 24 -

Item 4.	Controls and Procedures

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

PART II.     OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended March 29, 2003, except as follows:

Item 2.     Changes in Securities

c)	During the first quarter of fiscal 2003, the company issued 2,050 shares of the company’s common stock to a company officer pursuant to the exercise of stock options, for $9,356.25. Such options were granted at exercise prices of $4.50 and $5.25 per share. As certificates for the shares were legended and stop transfer instructions were given to the transfer agent, the issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions by an issuer not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits – The following Exhibits are filed herewith:

Exhibit 99.1 — Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 — Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

On March 14, 2003 (date of earliest event reported was March 6, 2003), the company filed a report on Form 8-K, in response to Item 5, Other Events announcing the company’s fiscal fourth quarter and full year 2002 results.

On March 14, 2003 (date of earliest event reported was March 13, 2003), the company filed a report on Form 8-K, in response to Item 5, Other Events announcing the company’s participation in an investor conference.

On May 7, 2003 (date of earliest event reported was May 6, 2003), the company filed a report on Form 8-K, in response to Item 5, Other Events announcing the company’s fiscal first quarter 2003 results.

- 26 -

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	May 13, 2003 ——————————	THE MIDDLEBY CORPORATION (Registrant) By: /s/ David B. Baker —————————————— David B. Baker Vice President, Chief Financial Officer and Secretary

- 27 -

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

Date     May 13, 2003
             ———————————

/s/ Selim A. Bassoul
——————————————
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

Date     May 13, 2003
             ———————————

/s/ David B. Baker
——————————————
David B. Baker
Chief Financial Officer of The Middleby Corporation