Form 10-Q
period 2003-06-28
MIDDLEBY CORP
filed 2003-08-08
CIK 769520

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 28, 2003 or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes  |_|  No  |X|

As of August 8, 2003, there were 9,033,722 shares of the registrant’s common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED JUNE 28, 2003

INDEX

PART I.     FINANCIAL INFORMATION

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Amounts) (Unaudited)

	Jun. 28, 2003	Dec. 28, 2002
ASSETS
Cash and cash equivalents	$3,912	$8,378
Accounts receivable, net of reserve
for doubtful accounts of
$3,565 and $3,494	31,837	27,797
Inventories, net	27,815	27,206
Prepaid expenses and other	1,365	1,069
Current deferred taxes	10,004	13,341

Total current assets	74,933	77,791
Property, plant and equipment, net of
accumulated depreciation of
$27,655 and $25,788	26,304	27,500
Goodwill	74,761	74,761
Other intangibles	26,300	26,300
Other assets	1,654	1,610

Total assets	$203,952	$207,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long-term debt	$13,500	$14,400
Accounts payable	8,328	13,488
Accrued expenses	36,934	36,013

Total current liabilities	58,762	63,901
Long-term debt	67,540	73,562
Long-term deferred tax liability	7,878	7,878
Other non-current liabilities	18,048	17,989
Stockholders’ equity:
Preferred stock, $.01 par value;
nonvoting; 2,000,000 shares
authorized; none issued	—	—
Common stock, $.01 par value;
20,000,000 shares authorized;
11,036,196 and 11,028,396 issued
in 2003 and 2002, respectively	110	110
Shareholder receivables	(200)	(200)
Paid-in capital	53,927	53,907
Treasury stock at cost; 2,002,474
shares in 2003 and 2002	(11,705)	(11,705)
Retained earnings	12,279	5,073
Accumulated other comprehensive loss	(2,687)	(2,553)

Total stockholders’ equity	51,724	44,632

Total liabilities and stockholders’ equity	$203,952	$207,962

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	Jun. 28, 2003	Jun. 29, 2002	Jun. 28, 2003	Jun. 29, 2002
Net sales	$63,595	$62,478	$118,362	$116,969
Cost of sales	40,945	40,957	76,660	77,555

Gross profit	22,650	21,521	41,702	39,414

Selling and distribution expenses	7,780	7,312	14,942	14,533
General and administrative expenses	5,226	6,013	10,709	11,964

Income from operations	9,644	8,196	16,051	12,917

Interest expense and deferred financing amortization	1,623	3,024	3,337	6,122
(Gain) loss on acquisition financing
derivatives	(42)	579	(111)	(14)
Other (income) expense, net	148	(311)	283	(89)

Earnings before income taxes	7,915	4,904	12,542	6,898
Provision for income taxes	3,318	2,090	5,336	3,044

Net earnings	$4,597	$2,814	$7,206	$3,854

Net earnings per share:
Basic	$0.51	$0.31	$0.80	$0.43
Diluted	$0.49	$0.31	$0.77	$0.43

Weighted average number of shares:
Basic	9,033	8,974	9,031	8,973
Dilutive stock options	320	108	294	58

Diluted	9,353	9,082	9,325	9,031

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Six Months Ended
	Jun. 28, 2003	Jun. 29, 2002

Cash flows from operating activities-
Net earnings	$7,206	$3,854

Adjustments to reconcile net earnings
to cash provided by operating
activities:

Depreciation and amortization	2,076	3,711
Non-cash portion of tax provision	3,337	(432)
Unrealized gain on derivative financial instruments	(111)	(14)
Unpaid interest on seller notes(1)	478	1,277
Unpaid interest on subordinated senior notes(1)	—	254
Changes in assets and liabilities- Accounts receivable, net	(4,019)	(4,061)
Inventories, net	(589)	1,832
Prepaid expenses and other assets	(547)	(36)
Accounts payable	(5,160)	5,163
Accrued expenses and other liabilities	893	1,188

Net cash provided by operating activities	3,564	12,736

Cash flows from investing activities- Net additions to property and equipment	(674)	(824)

Net cash (used in) investing activities	(674)	(824)

Cash flows from financing activities- Proceeds (repayments) under revolving credit facilities, net	—	(12,885)
Repayments of senior secured bank notes	(7,400)	(1,500)
Other financing activities, net	20	(42)

Net cash (used in) financing activities	(7,380)	(14,427)

Effect of exchange rates on cash and cash equivalents	24	16

Changes in cash and cash equivalents- Net (decrease) increase in cash and cash equivalents	(4,466)	(2,499)
Cash and cash equivalents at
beginning of year	8,378	5,997

Cash and cash equivalents at end of quarter	$3,912	$3,498

Supplemental disclosure of cash flow information:
Interest paid	$2,527	$2,992

Income taxes paid	$1,753	$2,878

(1) Represents an increase in principal balance of debt associated with interest paid in kind.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 28, 2003 (Unaudited)

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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 28, 2003 and December 28, 2002, and the results of operations for the six months ended June 28, 2003 and June 29, 2002 and cash flows for the six months ended June 28, 2003 and June 29, 2002.

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

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement requires that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003. The company will apply this guidance prospectively.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The company does not expect the adoption of this statement to have a material impact to the financial statements.

3)	Other Comprehensive Income

The company reports changes in equity during a period, except those resulting from investment by owners and distribution to owners, in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jun. 28, 2003	Jun. 29, 2002	Jun. 28, 2003	Jun. 29, 2002
Net earnings	$4,597	$2,814	$7,206	$3,854
Cumulative translation adjustment	115	(55)	148	15

Unrealized loss on interest rate swap	(184)	—	(282)	—

Comprehensive income	$4,528	$2,759	$7,072	$3,869

Accumulated other comprehensive income is comprised of minimum pension liability of $1.5 million as of June 28, 2003 and December 28, 2002, foreign currency translation adjustments of $0.4 million as of June 28, 2003 and $0.5 million at December 28, 2002 and an unrealized loss on a interest rate swap of $0.8 million at June 28, 2003 and $0.5 million at December 28, 2002.

4)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for Blodgett inventory have been determined using the last-in, first-out (“LIFO”) method. Had the inventories been valued using the first-in, first-out (“FIFO”) method, the amount would not have differed materially from the amounts as determined using the LIFO method. Costs for Middleby inventory have been determined using the FIFO method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at June 28, 2003 and December 28, 2002 are as follows:

	Jun. 28, 2003	Dec. 28, 2002
	(In thousands)
Raw materials and parts	$7,134	$6,178
Work-in-process	4,093	5,849
Finished goods	16,588	15,179

	$27,815	$27,206

5)	Accrued Expenses

Accrued expenses consist of the following:

	Jun. 28, 2003	Dec. 28, 2002
	(In thousands)
Accrued warranty	$11,632	$10,447
Accrued payroll and related expenses	9,155	8,544
Accrued customer rebates	4,609	6,043
Accrued commissions	1,847	1,535
Accrued severance and plant closures	1,305	1,426
Other accrued expenses	8,386	8,018

	$36,934	$36,013

6)	Warranty Costs

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

A rollforward of the warranty reserve is as follows:

	Jun. 28, 2003	Jun. 29, 2002
	(dollars in thousands)
Beginning balance	$10,447	$9,179
Warranty expense	5,706	4,841
Warranty claims	(4,521)	(3,951)

Ending balance	$11,632	$10,069

7)	Acquisition Integration

On December 21, 2001 the company established reserves through purchase accounting associated with severance related obligations and facility exit costs related to the acquired Blodgett business operations.

Reserves for estimated severance obligations were established in conjunction with reorganization initiatives established during 2001 and completed during the first half of 2002. During the first quarter of 2002, the company reduced headcount at the acquired Blodgett operations by 123 employees. This headcount reduction included most functional areas of the company and included a reorganization of the executive management structure. During the second quarter of 2002, the company further reduced headcount at the Blodgett operations by 30 employees in conjunction with the consolidation and exit of two manufacturing facilities. Production for the Blodgett combi-oven, conveyor oven, and deck oven lines were moved from two facilities located in Williston and Shelburne, Vermont into existing manufacturing facilities in Burlington, Vermont and Elgin, Illinois. The second quarter headcount reductions predominately related to the manufacturing function. The remaining reserve balance at June 28, 2003 is primarily associated with continuing medical benefits associated with employees terminated in 2002.

Reserves for facility closure costs predominately relate to lease obligations for three manufacturing facilities that were exited in 2001 and 2002. During the second quarter of 2001, prior to the acquisition, reserves were established for lease obligations associated with a manufacturing facility in Quakertown, Pennsylvania that was exited when production at this facility was relocated to an existing facility in Bow, New Hampshire. The lease associated with the exited facility extends through December 11, 2014. The facility is currently subleased for a portion of the lease term through July 2006. During the second quarter of 2002, the company exited leased facilities in Williston and Shelburne, Vermont in conjunction with the company’s manufacturing consolidation initiatives. The Williston lease extends through June 30, 2005 and the Shelburne lease extends through December 11, 2014. Neither of these facilities has been subleased although the company is performing an active search for subtenants. Future lease obligations under these three facilities are anticipated to amount to approximately $13.5 million. The remaining reserve balance is reflected net of anticipated sublease income.

The forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate. If the company’s estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

A summary of the reserve balance activity is as follows (in thousands):

	Balance Dec. 28, 2002	Cash Payments	Balance Jun. 28, 2003

Severance obligations	$271	$(113)	$158
Facility closure and lease obligations	9,493	(557)	8,936

Total	$9,764	$(670)	$9,094

All actions pertaining to the company’s integration initiatives have been completed. At this time, management believes the remaining reserve balance is adequate to cover the remaining costs identified at June 28, 2003.

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

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of June 28, 2003 the company had forward contracts to purchase $6.5 million U.S. Dollars with various foreign currencies, all of which mature in the next fiscal quarter. The fair value of these forward contracts was ($0.1) million at the end of the quarter.

Interest rate swap: On January 11, 2002, in accordance with the senior bank agreement, the company entered into an interest rate swap agreement with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. A loss of $0.3 million was recorded in earnings for the six-month period ended June 29, 2002 as the interest rate swap was marked-to-market (not specifically designated as a hedge). At June 30, 2002 the company designated the swap as a cash flow hedge. Accordingly, changes in the fair value of the swap subsequent to June 30, 2002 are recognized in accumulated other comprehensive income and any hedge ineffectiveness is recorded in current-period earnings as a component of gains and losses on acquisition financing derivatives. The change in fair value of this swap agreement in the first six months of 2003 was $0.1 million. The ineffective portion of the interest rate hedge recorded in earnings during the first six months amounted to $0.1 million.

On February 9, 2003 in accordance with the senior bank agreement, the company entered into another interest rate swap agreement with a notional amount of $10.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 2.36% and is in effect through December 30, 2005. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. The change in fair value of this swap agreement in the first six months of 2003 was ($0.2) million.

Stock warrant rights: In conjunction with subordinated senior notes issued in connection with the financing for the Blodgett acquisition, the company issued 358,346 stock warrant rights and 445,100 conditional stock warrant rights to the subordinated senior noteholder. These stock warrant rights were repurchased and retired in December 2002 in conjunction with the company’s debt refinancing. Prior to the retirement of the warrant rights, the company had recorded a liability pertaining to an obligation that required the company to repurchase these warrant rights at the fair market value in circumstances defined by the subordinated senior note agreement. The obligation pertaining to the repurchase of the warrant rights was recorded in Other Non-Current Liabilities at fair market value utilizing a Black-Scholes valuation model. The change in the fair value of the stock warrant rights during the first six months of 2002 amounted to $0.3 million and was recorded as a gain in the income statement for the six month period ended June 29, 2002. No such amount was incurred in 2003.

9)	Stock-Based Compensation

As permitted under SFAS No. 123: “Accounting for Stock-Based Compensation” , the company has elected to follow APB Opinion No. 25: “Accounting for Stock Issued to Employees” in accounting for stock-based awards to employees and directors. Under APB No. 25, because the exercise price of the company’s stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized in the company’s financial statements for all periods presented.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The company’s pro forma net earnings and per share data utilizing a fair value based method is as follows:

	Three Months Ended		Six Months Ended
	Jun. 28, 2003	Jun. 29, 2002	Jun. 28, 2003	Jun. 29, 2002
	(in thousands, except per share data)
Net income – as reported	$4,597	$2,814	$7,206	$3,854
Less: Stock-based employee
compensation expense,
net of taxes	(93)	(63)	(167)	(90)

Net income – pro forma	$4,504	$2,751	$7,039	$3,764

Earnings per share – as
reported:
Basic	$0.51	$0.31	$0.80	$0.43
Diluted	0.49	0.31	0.77	0.43

Earnings per share – pro forma:
Basic	$0.50	$0.31	$0.78	$0.42
Diluted	0.48	0.30	0.75	0.42

10)	Segment Information

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

The following table summarizes the results of operations for the company’s business segments(1)(in thousands):

	Cooking Systems Group	International Distribution	Corporate and Other (2)	Eliminations (3)	Total
Three months ended June 28, 2003
Net sales	$60,348	$11,018	$—	$(7,771)	$63,595
Operating income (loss)	11,599	617	(2,472)	(100)	9,644
Depreciation expense	984	35	(59)	—	960
Capital expenditures	479	11	2	—	492

Six months ended June 28, 2003
Net sales	$113,962	$19,875	$—	$(15,475)	$118,362
Operating income (loss)	19,854	902	(4,155)	(550)	16,051
Depreciation expense	1,934	74	(138)	—	1,870
Capital expenditures	704	(32)	2	—	674

Total assets	185,774	22,728	6,432	(10,982)	203,952
Long-lived assets(4)	125,497	355	3,167	—	129,019

Three months ended June 29, 2002
Net sales	$59,946	$9,446	$(9)	$(6,905)	$62,478
Operating income (loss)	10,435	485	(2,458)	(266)	8,196
Depreciation expense	1,171	42	69	—	1,282
Capital expenditures	518	66	7	—	591

Six months ended June 29, 2002
Net sales	$112,266	$16,292	$70	$(11,659)	$116,969
Operating income (loss)	17,418	488	(4,573)	(416)	12,917
Depreciation expense	2,332	82	67	—	2,481
Capital expenditures	740	75	9	—	824

Total assets	187,273	17,529	15,133	(10,982)	208,953
Long-lived assets(4)	129,817	420	5,817	—	136,054

(1)	Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, gains and losses on acquisition financing derivatives, and other income and expenses items outside of income from operations.

(2)	Includes corporate and other general company assets and operations.

(3)	Includes elimination of intercompany sales, profit in inventory and intercompany receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

(4)	Long-lived assets of the Cooking Systems Group includes assets located in the Philippines which amounted to $2,500 and $2,853 in 2003 and 2002, respectively.

Net sales by major geographic region, including those sales from the Cooking Systems Group direct to international customers, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jun. 28, 2003	Jun. 29, 2002	Jun. 28, 2003	Jun. 29, 2002
United States and Canada	$51,443	$51,574	$96,019	$95,931

Asia	5,485	4,333	9,291	7,620

Europe and Middle East	5,224	5,112	10,321	10,276

Latin America	1,443	1,459	2,731	3,142

Net Sales	$63,595	$62,478	$118,362	$116,969

11)	Subsequent Event

In August 2003, subsequent to the end of the second quarter, the company repaid $11.0 million in notes due to Maytag. The note reduction included the repayment of $7.3 million in notes that had carried a 13.5% interest rate and $3.7 million in notes that had carried a 12.0% interest rate. The note repayment was funded from $5.6 million of borrowings under the company’s revolving credit facility and $5.4 million of existing cash balances. Borrowings under the revolving credit facility are assessed interest at a floating rate of 3.0% above LIBOR, which is currently 1.1%. After reflecting the repayment, the notes due to Maytag have been reduced to $10.0 million, all which carry a 12.0% interest rate.

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

Net Sales Summary (dollars in thousands)

	Three Months Ended				Six Months Ended
	Jun. 28, 2003		Jun. 29, 2002		Jun. 28, 2003		Jun. 29, 2002
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions

Cooking Systems Group:
Core cooking equipment	$43,336	68.1	$43,605	69.8	$81,390	68.8	$80,237	68.6
Conveyor oven
equipment	12,557	19.7	12,114	19.4	23,753	20.1	24,200	20.7
Counterline cooking equipment	2,430	3.8	2,711	4.3	4,798	4.0	5,222	4.5
International specialty equipment	2,025	3.2	1,516	2.5	4,021	3.4	2,607	2.2

Total Cooking Systems Group	60,348	94.8	59,946	96.0	113,962	96.3	112,266	96.0

International Distribution (1)	11,018	17.3	9,446	15.1	19,875	16.8	16,292	13.9

Intercompany sales (2)	(7,771)	(12.1)	(6,914)	(11.1)	(15,475)	(13.1)	(11,589)	(9.9)

Total	$63,595	100.0	$62,478	100.0	$118,362	100.0	$116,969	100.0

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Consists primarily of the elimination of sales to the company’s International Distribution Division from Cooking Systems Group.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three months ended		Six months ended
	Jun. 28, 2003	Jun. 29, 2002	Jun. 28, 2003	Jun. 29, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.4	65.6	64.8	66.3

Gross profit	35.6	34.4	35.2	33.7

Selling, general and administrative
expenses	20.4	21.3	21.7	22.7

Income from operations	15.2	13.1	13.5	11.0
Interest expense and deferred
financing amortization, net	2.6	4.8	2.8	5.2

Loss (gain) on acquisition financings derivatives	—	0.9	(0.1)	—

Other expense, net	0.2	(0.4)	0.2	(0.1)

Earnings before income taxes	12.4	7.8	10.6	5.9
Provision for income taxes	5.2	3.3	4.5	2.6

Net Earnings	7.2%	4.5%	6.1%	3.3%

Three Months Ended June 28, 2003 Compared to Three Months Ended June 29, 2002

NET SALES. Net sales for the second quarter of fiscal 2003 were $63.6 million as compared to $62.5 million in the second quarter of 2002.

Net sales at the Cooking Systems Group amounted to $60.3 million in the second quarter of 2003 as compared to $59.9 million in the prior year quarter. Core cooking equipment sales amounted to $43.3 million as compared to $43.6 million. Increased sales of fryers associated with market share gains and expansion of international chain business were more than offset by reduced convection oven sales. Convection oven sales were impacted by reduced demand in institutional markets, such as hotels, schools, hospitals, government agencies and other public and private facilities, and the impact of increased pricing competition.

Conveyor oven equipment sales amounted to $12.5 million as compared to $12.1 million in the prior year quarter. The increase in conveyor oven sales resulted from increased sales associated with new products, including a new mid-sized conveyor oven and increased sales of service parts. An increase in business with major pizza chains in certain international markets was offset by reduced sales in the U.S. market due to a lower rate of store openings. Counterline cooking equipment sales decreased slightly to $2.4 million from $2.7 million in the prior year. International specialty equipment sales increased to $2.0 million compared to $1.5 million in the prior year quarter due to increased component manufacturing for the company’s U.S. based operations.

Net sales at the International Distribution Division increased by $1.6 million to $11.0 million, due to expansion in Asia related to store openings of U.S. based chains.

GROSS PROFIT. Gross profit increased to $22.7 million from $21.5 million in the prior year period. The gross margin rate was 35.6% in the quarter as compared to 34.4% in the prior year quarter. The increase in the overall gross margin rate is largely attributable to the impact of cost reduction initiatives completed in 2002, including the consolidation of manufacturing operations. Gross profit also benefited from higher margins on new product introductions and the impact of cost efficiencies on higher volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses decreased from $13.3 million in the second quarter of 2002 to $13.0 million in the second quarter of 2003. As a percentage of net sales operating expenses amounted to 21.3% in the second quarter of 2002 versus 20.4% in the second quarter of 2003. Selling and distribution expenses increased from $7.3 million in the second quarter of 2002 to $7.8 million in 2003 due to higher advertising costs associated with introduction of new products and promotion of the brand image. Commission expense was also higher due to the increase in sales volume. General and administrative expenses decreased from $6.0 million to $5.2 million reflecting the benefit of cost reduction actions completed in 2002 associated with the Blodgett acquisition.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs decreased to $1.6 million from $3.0 million in the prior year as a result of lower debt balances and lower average interest rates resulting from the debt refinancing completed in the fourth quarter of 2002. The gain on acquisition related financing derivatives was less than $0.1 million in the current year quarter compared to a loss of $0.6 million in the prior year quarter. The $0.6 million loss on financing derivatives in the second quarter of 2002 included a $0.1 million loss related to stock warrant rights, which have since been retired at the end of 2002 and $0.5 million associated with the change in market value of the company’s interest rate swap. Other expense was $0.1 million in the current year compared to other income of $0.3 million in the prior year and primarily consists of foreign exchange losses.

INCOME TAXES. A tax provision of $3.3 million, at an effective rate of 42%, was recorded during the quarter as compared to a $2.1 million provision at a 43% effective rate in the prior year quarter. The prior year quarter included higher provisions for state tax assessments

Six Months Ended June 28, 2003 Compared to Six Months Ended June 29, 2002

NET SALES. Net sales in the six-month period ended June 28, 2003 were $118.4 million as compared to $117.0 million in the six-month period ended June 29, 2002.

Net sales at the Cooking Systems Group for the six-month period ended June 28, 2003 amounted to $114.0 million as compared to $112.3 million in the prior year six-month period. Core cooking equipment sales amounted to $81.4 million as compared to $80.2 million, primarily due to increased sales of fryers associated with market share gains and expansion of international chain business. This increase was offset in part due to reduced convection oven sales resulting from lower demand in institutional markets and the impact of increased pricing competition. Conveyor oven equipment sales amounted to $23.8 million as compared to $24.2 million in the prior year six-month period. The decrease in conveyor oven sales resulted from lower store openings of major chain customers in the U.S. market as compared to the prior year. Reduced sales to the major chain customers was offset in part by higher service parts sales and increased sales to smaller chains and general market customers. Counterline cooking equipment sales decreased to $4.8 million from $5.2 million in the prior year. International specialty equipment sales increased to $4.0 million from $2.6 million as a result of increased component manufacturing for the company’s U.S. based operations.

Net sales at the International Distribution Division increased by $3.6 million to $19.9 million due to the distribution of the Blodgett and Pitco product lines which began to be distributed through this division in the second quarter of 2002 and increased sales into Asian markets resulting from global expansion of U.S. based chains.

GROSS PROFIT. Gross profit increased to $41.7 million from $39.4 million in the prior year period. The gross margin rate was 35.2% for the six-month period as compared to 33.7% in the prior year period. The increase in the overall gross margin rate is largely attributable to cost reduction actions associated with the Blodgett acquisition and integration. As part of the cost structure improvements, the company consolidated manufacturing for several Blodgett product lines into existing manufacturing operations during the second quarter of 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses decreased from $26.5 million for the six-month period ended June 29, 2002 to $25.7 million for the six-month period ended June 28, 2003. As a percentage of net sales operating expenses amounted to 21.7% in the six-month period ended June 28, 2003 versus 22.7% in the prior year. Selling and distribution expenses increased from $14.5 million in the first half of 2002 to $14.9 million in 2003 due to higher advertising costs associated with introduction of new products and promotion of the brand image. Commission expense was also higher due to the increase in sales volume. General and administrative expenses decreased from $12.0 million to $10.7 million reflecting the benefit of cost reduction actions completed in 2002 associated with the Blodgett acquisition and integration.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs decreased to $3.3 million from $6.1 million in the prior year as a result of lower debt balances and lower average interest rates resulting from the debt refinancing completed in the fourth quarter of 2002. The gain on acquisition related financing derivatives was $0.1 million in the current year six-month period compared to a gain of less than $0.1 million in the prior year six-month period. Other expense was $0.3 million in the current year compared to other income of $0.1 million in the prior year due to the unfavorable impact of foreign exchange fluctuations.

INCOME TAXES. A tax provision of $5.3 million, at an effective rate of 43%, was recorded for the six-month period, as compared to a provision of $3.0 million at 44% rate in the prior year period. The reduction in the effective rate reflects improved earnings at foreign operations, for which the prior year reflected tax losses with no recorded benefit. The prior year also included higher provisions for state income tax assessments.

Financial Condition and Liquidity

During the six months ended June 28, 2003, cash and cash equivalents decreased by $4.4 million to $3.9 million at June 28, 2003 from $8.4 million at December 28, 2002. Net borrowings decreased from $88.0 million at December 28, 2002 to $81.0 million at June 28, 2003.

OPERATING ACTIVITIES. Net cash provided by operating activities after changes in assets and liabilities was $3.6 million as compared to $12.7 million in the prior year period. Cash provided by operating activities included $0.5 million of borrowings on subordinated notes representing unpaid interest, which is added to the principal balance of the notes consistent with financing agreements.

During the six months ended June 28, 2003, accounts receivable increased $4.0 million due to increased sales at the end of the quarter. Inventories increased $0.6 million due to increased stocking of product in international markets for customer orders and inventory associated with new product introductions. Accounts payable decreased $5.2 million due to timing of vendor payments. Accrued expenses and other liabilities increased $0.9 million primarily as a result of higher warranty reserves and compensation related liabilities offset in part by lower customer rebate reserves.

INVESTING ACTIVITIES. During the six months ending June 28, 2003, the company had capital expenditures of $0.7 million associated with the purchase of production equipment.

FINANCING ACTIVITIES. Net cash flows used in the financing activities was $7.4 million during the six months ending June 28, 2003. This included $6.0 million of scheduled repayments under the senior term loan and $1.4 million of scheduled repayments under the foreign bank loan.

At June 28, 2003, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

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

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement requires that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003. The company will apply this guidance prospectively.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The company does not expect the adoption of this statement to have a material impact to the financial statements.

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

Lease Obligations: In 2002 and 2001, the company established reserves associated with lease obligations for three manufacturing facilities that were exited in conjunction with manufacturing consolidation efforts related to the acquisition of Blodgett. The term of the lease associated with one of the three facilities in Williston, Vermont extends through June 2005. The terms of the leases associated with the other two facilities in Shelburne, Vermont and Quakertown, Pennsylvania extend through December 2014. The company currently has a subtenant for the Quakertown, Pennsylvania facility for a portion of the lease term. The company is actively searching for subtenants for the other two facilities. The recorded reserves are established for the future lease obligations net of an estimate for anticipated sublease income. The forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate. If the company’s estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

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

Contractual Obligations

The company’s contractual cash payment obligations are set forth below (dollars in thousands):

	Long-term Debt	Operating Leases	Idle Facility Leases	Total Contractual Cash Obligations

Less than 1 year	$13,500	$622	$1,343	$15,465
1-3 years	26,450	885	2,560	29,895
4-5 years	41,090	542	2,225	43,857
After 5 years	—	208	7,391	7,599

	$81,040	$2,257	$13,519	$96,816

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

Twelve Month Period Ending	Fixed Rate Debt	Varible Rate Debt

	(In thousands)
June 30, 2004	$—	$13,500
June 30, 2005	—	13,150
June 30, 2006	—	13,300
June 30, 2007	21,040	13,350
June 30, 2008	—	6,700

	$21,040	$60,000

As of June 28, 2003, the company had aggregate borrowings under its senior bank facility of $59.0 million. Borrowings at June 28, 2003 under the senior bank facility included $54.2 million term loan assessed interest at floating rates of 3.0% above LIBOR and a $4.8 million term loan assessed interest at a rate of 3.75% above LIBOR. At June 28, 2003, the interest rate on the term loans were 4.24% and 4.93%, respectively. The interest rate on the $54.2 million term loan may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. The senior bank agreement also includes a $15.0 million revolving credit facility for working capital needs and a conditional $15.0 million revolving credit facility with restricted use for the repayment of notes to Maytag. Availability under the aggregate $30.0 million revolving credit facility is limited to the amount of collateral as defined by the senior bank agreement, which amounted to $21.3 million as of June 28, 2003. In addition, after giving effect to payment of notes to Maytag, if such a payment were to occur, the revolving availability is required to be greater than the revolving borrowings by at least $7.5 million. Borrowings under the revolving credit facility are assessed interest at a rate of 3.0% above LIBOR, which was 4.13% at June 28, 2003. A variable commitment fee, based upon the indebtedness ratio, of 0.5% is charged on the unused portion of the line of credit.

As of June 28, 2003 the company’s subsidiary in Spain had $1.0 million in U.S. dollar borrowings under a senior bank loan. This loan is amortized in equal monthly payments maturing on December 2003 and is assessed interest at a rate of 0.45% above LIBOR, which amounted to 1.58% at June 28, 2003.

As of June 28, 2003 the company had $21.0 million in notes due to Maytag. The notes due to Maytag mature in December 2006 and consist of $13.7 million in notes that bear an interest rate of 12.0% payable in cash and $7.3 million in notes that bear an interest rate of 13.5% through December 31, 2004 and 12.0% thereafter. Interest prior to December 31, 2004 on the $7.3 million in notes is paid by the issuance of additional subordinated notes in principal amounts equal to such interest payable. After December 31, 2004 interest on these notes is payable in cash, unless such payment would result in the violation of the provisions within the Senior Bank Agreement. Interest on the Maytag notes is assessed semi-annually. The notes become immediately due upon the occurrence of certain material events without the written permission of Maytag, including a change in control, a business acquisition, the acceleration of the senior bank debt, or the issuance of additional debt. The company has the ability to prepay the notes to Maytag without penalty.

In August 2003, subsequent to the end of the second quarter, the company repaid $11.0 million in notes due to Maytag. The note reduction included the repayment of $7.3 million in notes that had carried a 13.5% interest rate and $3.7 million in notes that had carried a 12.0% interest rate. The note repayment was funded from $5.6 million of borrowings under the company’s revolving credit facility and $5.4 million of existing cash balances. Borrowings under the revolving credit facility are assessed interest at a floating rate of 3.0% above LIBOR, which is currently 1.1%. After reflecting the repayment, the notes due to Maytag have been reduced to $10.0 million, all which carry a 12.0% interest rate.

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

The terms of the senior secured credit facility and subordinated note to Maytag limit the paying of dividends, capital expenditures and leases, and require, among other things, a minimum amount, as defined, of stockholders’ equity, and certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. At June 28, 2003, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

On January 11, 2002, in accordance with the senior bank agreement, the company entered into an interest rate swap agreement, with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. As of June 28, 2003, the fair value of this derivative financial instrument was ($0.9) million. A gain of $0.1 million was recorded in earnings for the six-month period. Since inception of the swap the company has recorded a $0.2 million loss on the swap through earnings and $0.6 million as a reduction in other comprehensive income.

On February 9, 2003 in accordance with the senior bank agreement, the company entered into another interest rate swap agreement with a notional amount of $10.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 2.36% and is in effect through December 30, 2005. As of June 28, 2003, the fair value of this derivative financial instrument decreased by $0.2 million and has been recorded as a reduction in other comprehensive income.

Foreign Exchange Derivative Financial Instruments

The company uses foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward and option purchase contracts outstanding at June 28, 2003, the fair value of which was ($0.1) million at the end of the quarter:

Sell	Purchase	Maturity

750,000 Euro	$857,500 U.S. Dollars	July 28, 2003
1,000,000 British Pounds	$1,629,400 U.S. Dollars	July 9, 2003
600,000 British Pounds	$993,600 U.S. Dollars	July 25, 2003
400,000 British Pounds	$663,500 U.S. Dollars	July 25, 2003
5,170,000 Mexican Pesos	$485,900 U.S. Dollars	July 9, 2003
6,161,400 Mexican Pesos	$580,100 U.S. Dollars	July 9, 2003
17,250,000 Taiwan Dollars	$494,700 U.S. Dollars	July 9, 2003
1,000,000,000 Korean Won	$824,900 U.S. Dollars	July 9, 2003

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

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended June 28, 2003, except as follows:

Item 2. Changes in Securities

c)	During the second quarter of fiscal 2003, the company issued 5,750 shares of the company’s common stock to division executives pursuant to the exercise of stock options, for $23,600.00 and $7,875.00, respectively. Such options were granted for 4,000 shares at exercise prices of $5.90 and 1,750 shares at $4.50 per share, respectively. As certificates for the shares were legended and stop transfer instructions were given to the transfer agent, the issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and the rules and regulations thereunder, as transactions by an issuer not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

On May 15, 2003, the company held its 2003 Annual Meeting of Stockholders. The following persons were elected as directors to hold office until the 2004 Annual Meeting of Stockholders: Selim A. Bassoul, Robert R. Henry, A. Don Lummus, John R. Miller III, Philip G. Putnam, David P. Riley, Sabin C. Streeter, Laura B. Whitman, William F. Whitman, Jr., W. Fifield Whitman III and Robert L. Yohe. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

Nominee	For	Withheld	Abstained
Bassoul	6,942,717	384,494	0
Henry	6,942,717	384,494	0
Lummus	6,942,654	384,557	0
Miller	6,942,717	384,494	0
Putnam	6,942,717	384,494	0
Riley	6,942,717	384,494	0
Streeter	6,942,717	384,494	0
Whitman, L.	6,429,525	897,686	0
Whitman, W.,Jr	6,841,213	485,998	0
Whitman, W.,III	6,614,900	712,311	0
Yohe	6,942,717	384,494	0

The stockholders voted to approve the ratification of the selection of Deloitte and Touche LLP as independent auditors for the company for the fiscal year ending January 3, 2004. 7,327,161 shares were cast for such election, 50 shares were cast against such election, and 0 shares abstained.

The stockholders also voted to amend The Middleby Corporation Management 1998 Stock Incentive Plan to increase by 250,000 the number of shares available for grants. 6,417,255 shares were cast for ratification, 907,906 shares were cast against ratification and 2,050 shares abstained. There were no broker non-votes with respect to this proposals.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits – The following Exhibits are filed herewith

Exhibit 10(A) - Amendment No. 4 to Amended and Restated Employment Agreement of William F. Whitman, dated January 2, 2003

Exhibit 10(B) – Amendment No. 1 to Employment Agreement of Selim A. Bassoul, dated July 3, 2003.

Exhibit 31.1 – Rule 13a-14(a) Certification of CEO.

Exhibit 31.2 – Rule 13a-14(a) Certification of CFO.

Exhibit 31.3 – Rule 13a-14(a) Certification of CAO.

Exhibit 32.1 - Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 - Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.3 - Certification of Principal Administrative Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

On May 16, 2003 (date of earliest event reported was May 16, 2003), the company filed a report on Form 8-K, in response to Item 5, Other Events, announcing the company’s management changes.

On May 28, 2003 (date of earliest event reported was May 28, 2003), the company filed a report on Form 8-K, in response to Item 5, Other Events, announcing the company’s management changes.

On July 28, 2003 (date of earliest event reported was July 28, 2003), the company filed a report on Form 8-K, in response to Item 9, Regulation FD Disclosure, announcing the company’s fiscal second quarter 2003 results.

On August 4, 2003 (date of earliest event reported was August 4, 2003), the company filed a report on Form 8-K, in response to Item 5, Other Events, announcing the company’s prepayment of notes due to Maytag Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date August 8, 2003	By: /s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer
- 30 -