Form 10-Q
period 2003-09-27
MIDDLEBY CORP
filed 2003-11-07
CIK 769520

FORM 10-Q SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 (Mark One)

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 27, 2003 or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     No X

As of November 3, 2003, there were 9,244,422 shares of the registrant’s common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 27, 2003

INDEX

DESCRIPTION	PAGE
PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS	1
September 27, 2003
and December 28, 2002
CONDENSED CONSOLIDATED STATEMENTS
OF EARNINGS	2
September 27, 2003 and September 28, 2002
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS	3
September 27, 2003 and September 28, 2002
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS	4
Item 2. Management's Discussion and Analysis
of Financial Condition and Results of
Operations	14
Item 3. Quantitative and Qualitative Disclosures
About Market Risk	24
Item 4. Controls and Procedures	27
PART II. OTHER INFORMATION
Item 2. Changes in Securities	28
Item 6. Exhibits and Reports on Form 8-K	28

PART I. FINANCIAL INFORMATION

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Amounts) (Unaudited)

	Sep. 27, 2003	Dec. 28, 2002
ASSETS
Cash and cash equivalents	$4,090	$8,378
Accounts receivable, net of reserve
for doubtful accounts of
$3,506 and $3,494	28,200	27,797
Inventories, net	25,477	27,206
Prepaid expenses and other	1,186	1,069
Current deferred taxes	9,849	13,341

Total current assets	68,802	77,791
Property, plant and equipment, net of
accumulated depreciation of
$28,458 and $25,788	25,505	27,500
Goodwill	74,761	74,761
Other intangibles	26,300	26,300
Other assets	1,766	1,610

Total assets	$197,134	$207,962

LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt .	$13,900	$14,400
Accounts payable	13,625	13,488
Accrued expenses	37,614	36,013

Total current liabilities	65,139	63,901

Long-term debt	48,250	73,562
Long-term deferred tax liability	7,878	7,878
Other non-current liabilities	18,063	17,989
Stockholders' equity:
Preferred stock, $.01 par value;
nonvoting; 2,000,000 shares
authorized; none issued	--	--
Common stock, $.01 par value;
20,000,000 shares authorized;
11,040,521 and 11,028,396 issued
in 2003 and 2002, respectively	110	110
Shareholder receivables	(200)	(200)
Paid-in capital	53,950	53,907
Treasury stock at cost; 2,002,474
shares in 2003 and 2002	(11,705)	(11,705)
Retained earnings	17,930	5,073
Accumulated other comprehensive
loss	(2,281)	(2,553)

Total stockholders' equity	57,804	44,632

Total liabilities and
stockholders' equity	$197,134	$207,962

See accompanying notes —1—

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	Sep. 27, 2003	Sep. 28, 2002	Sep. 27, 2003	Sep. 28, 2002
Net sales	$59,254	$57,679	$177,616	$174,648
Cost of sales	36,621	37,215	113,281	114,770

Gross profit	22,633	20,464	64,335	59,878
Selling and distribution expenses	7,259	7,042	22,201	21,575
General and administrative expenses	5,388	4,475	16,097	16,439

Income from operations	9,986	8,947	26,037	21,864
Interest expense and deferred
financing amortization	1,410	2,661	4,747	8,783
(Gain) loss on acquisition financing
derivatives	32	(95)	(79)	(109)
Other (income) expense, net	(254)	484	29	395

Earnings before income taxes .	8,798	5,897	21,340	12,795
Provision for income taxes	3,147	1,560	8,483	4,604

Net earnings	$5,651	$4,337	$12,857	$8,191

Net earnings per share:
Basic	$0.63	$0.48	$1.42	$0.91
Diluted	$0.59	$0.47	$1.37	$0.90
Weighted average number of shares:
Basic	9,036	8,991	9,032	8,979
Dilutive stock options	469	211	369	92

Diluted	9,505	9,202	9,401	9,071
See accompanying notes —2—

THE MIDDLEBY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Nine Months Ended
	Sep. 27, 2003	Sep. 28, 2002
Cash flows from operating activities-
Net earnings	$12,857	$8,191
Adjustments to reconcile net earnings
to cash provided by operating
activities:
Depreciation and amortization	3,046	5,195
Non-cash portion of tax provision	3,492	(425)
Unrealized gain on
derivative financial instruments	(80)	(109)
Unpaid interest on seller notes(1)	567	1,737
Unpaid interest on subordinated
senior notes(1)	--	382
Changes in assets and liabilities-
Accounts receivable, net	(236)	(3,189)
Inventories, net	1,895	2,374
Prepaid expenses and other assets	(586)	(343)
Accounts payable	137	3,173
Accrued expenses and other
liabilities	1,695	(1,512)

Net cash provided by operating
activities	22,787	15,474

Cash flows from investing activities-
Net additions to property and equipment	(739)	(1,011)

Net cash (used in) investing activities .	(739)	(1,011)

Cash flows from financing activities-
Proceeds (repayments) under revolving
credit facilities, net	1,150	(13,885)
Repayments of senior secured bank notes	(11,400)	(3,500)
Repayments of subordinated senior note	(16,129)
Other financing activities, net	43	(40)

Net cash (used in)
financing activities	(26,336)	(17,425)

Effect of exchange rates on cash
and cash equivalents	--	62

Changes in cash and cash equivalents-
Net (decrease) increase in cash and
cash equivalents	(4,288)	(2,900)
Cash and cash equivalents at
beginning of year	8,378	5,997

Cash and cash equivalents at end
of quarter	$4,090	$3,097

Supplemental disclosure of cash flow information:
Interest paid	$3,444	$4,546

Income taxes paid	$4,746	$3,768

(1)  Represents an increase in principal balance
      of debt associated with interest paid in kind.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2003
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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 27, 2003 and December 28, 2002, and the results of operations for the nine months ended September 27, 2003 and September 28, 2002 and cash flows for the nine months ended September 27, 2003 and September 28, 2002.

2) New Accounting Pronouncements

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

—4—

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement requires that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact to the financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact to the financial statements.

3) Other Comprehensive Income

The company reports changes in equity during a period, except those resulting from investment by owners and distribution to owners, in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sep. 27, 2003	Sep. 28, 2002	Sep. 27, 2003	Sep. 28, 2002
Net earnings	$5,651	$4,337	$12,857	$8,191
Cumulative translation
adjustment	119	(380)	267	(365)
Unrealized loss on
interest rate swap	285	(466)	3	(466)

Comprehensive income	$6,055	$3,491	$13,127	$7,360

—5—

Accumulated other comprehensive income is comprised of minimum pension liability of $1.5 million as of September 27, 2003 and December 28, 2002, foreign currency translation adjustments of $0.3 million as of September 27, 2003 and $0.5 million at December 28, 2002 and an unrealized loss on a interest rate swap of $0.5 million at September 27, 2003 and December 28, 2002.

4) Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory at the two manufacturing facilities acquired in conjunction with the Blodgett acquisition have been determined using the last-in, first-out (“LIFO”) method. Had the inventories been valued using the first-in, first-out (“FIFO”) method, the amount would not have differed materially from the amounts as determined using the LIFO method. Costs for Middleby inventory have been determined using the FIFO method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at September 27, 2003 and December 28, 2002 are as follows:

	Sep. 27, 2003	Dec. 28, 2002
	(In thousands)
Raw materials and
parts	$5,248	$6,178
Work-in-process	4,211	5,849
Finished goods	16,018	15,179

	$25,477	$27,206

5) Accrued Expenses

Accrued expenses consist of the following:

	Sep. 27, 2003	Dec. 28, 2002
	(In thousands)
Accrued warranty	$11,538	$10,447
Accrued payroll and
related expenses	9,098	8,544
Accrued customer rebates	5,710	6,043
Accrued commissions	1,634	1,535
Accrued severance and
plant closures	1,250	1,426
Other accrued expenses	8,384	8,018

	$37,614	$36,013

— 6 —

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

A rollforward of the warranty reserve for the nine-month period through the third quarter is as follows:

	Sep. 27, 2003	Sep. 28, 2002
	(dollars in thousands)
Beginning balance	$10,447	$9,179
Warranty expense	7,767	7,081
Warranty claims	(6,676)	(5,908)

Ending balance	$11,538	$10,352

7) Acquisition Integration

On December 21, 2001 the company established reserves through purchase accounting associated with severance related obligations and facility exit costs related to the acquired Blodgett business operations.

Reserves for estimated severance obligations were established in conjunction with reorganization initiatives established during 2001 and completed during the first half of 2002. During the first quarter of 2002, the company reduced headcount at the acquired Blodgett operations by 123 employees. This headcount reduction included most functional areas of the company and included a reorganization of the executive management structure. During the second quarter of 2002, the company further reduced headcount at the Blodgett operations by 30 employees in conjunction with the consolidation and exit of two manufacturing facilities. Production for the Blodgett combi-oven, conveyor oven, and deck oven lines were moved from two facilities located in Williston and Shelburne, Vermont into existing manufacturing facilities in Burlington, Vermont and Elgin, Illinois. The second quarter headcount reductions predominately related to the manufacturing function. The remaining reserve balance at September 27, 2003 is primarily associated with continuing medical benefits associated with employees terminated in 2002.

— 7 —

Reserves for facility closure costs predominately relate to lease obligations for three manufacturing facilities that were exited in 2001 and 2002. During the second quarter of 2001, prior to the acquisition, reserves were established for lease obligations associated with a manufacturing facility in Quakertown, Pennsylvania that was exited when production at this facility was relocated to an existing facility in Bow, New Hampshire. The lease associated with the exited facility extends through December 11, 2014. The facility is currently subleased for a portion of the lease term through July 2006. During the second quarter of 2002, the company exited leased facilities in Williston and Shelburne, Vermont in conjunction with the company’s manufacturing consolidation initiatives. The Williston lease extends through June 30, 2005 and the Shelburne lease extends through December 11, 2014. Neither of these facilities has been subleased although the company is performing an active search for subtenants and evaluating lease buyout alternatives. Future lease obligations under these three facilities are anticipated to amount to approximately $13.3 million. The remaining reserve balance is reflected net of anticipated sublease income.

The forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate. If the company’s estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

A summary of the reserve balance activity is as follows (in thousands):

	Balance		Cash	Balance
	Dec. 28, 2002	Adjustments	Payments	Sep. 27, 2003
Severance obligations	$271	(87)	$(118)	$66
Facility closure and
lease obligations	9,493	287	(822)	8,958

Total	$9,764	$200	$(940)	$9,024

All actions pertaining to the company’s integration initiatives have been completed. At this time, management believes the remaining reserve balance is adequate to cover the remaining costs identified at September 27, 2003.

—8—

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

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of September 27, 2003 the company had forward contracts to purchase $5.1 million U.S. Dollars with various foreign currencies, all of which mature in the next fiscal quarter. The fair value of these forward contracts was ($0.1) million at the end of the quarter.

Interest rate swap: On January 11, 2002, in accordance with the senior bank agreement, the company entered into an interest rate swap agreement with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. A loss of $0.3 million was recorded in earnings for the six-month period ended June 29, 2002 as the interest rate swap was marked-to-market (not specifically designated as a hedge). At June 30, 2002 the company designated the swap as a cash flow hedge. Accordingly, changes in the fair value of the swap subsequent to June 30, 2002 are recognized in accumulated other comprehensive income and any hedge ineffectiveness is recorded in current-period earnings as a component of gains and losses on acquisition financing derivatives. The change in fair value of the swap recorded in the prior year quarter was ($0.4) million and the hedge ineffectiveness was ($0.1) million. The change in fair value of this swap agreement in the first nine months of 2003 was ($0.1) million. The ineffective portion of the interest rate hedge recorded in earnings during the first nine months amounted to $0.1 million.

— 9 —

On February 9, 2003 in accordance with the senior bank agreement, the company entered into another interest rate swap agreement with a notional amount of $10.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 2.36% and is in effect through December 30, 2005. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. The change in fair value of this swap agreement in the first nine months of 2003 was ($0.1) million.

Stock warrant rights: In conjunction with subordinated senior notes issued in connection with the financing for the Blodgett acquisition, the company issued 358,346 stock warrant rights and 445,100 conditional stock warrant rights to the subordinated senior noteholder. These stock warrant rights were repurchased and retired in December 2002 in conjunction with the company’s debt refinancing. Prior to the retirement of the warrant rights, the company had recorded a liability pertaining to an obligation that required the company to repurchase these warrant rights at the fair market value in circumstances defined by the subordinated senior note agreement. The obligation pertaining to the repurchase of the warrant rights was recorded in Other Non-Current Liabilities at fair market value utilizing a Black-Scholes valuation model. The change in the fair value of the stock warrant rights during the first nine months of 2002 amounted to $0.5 million and was recorded as a gain in the income statement for the nine month period ended September 28, 2002. No such amount was incurred in 2003.

9) Stock-Based Compensation

As permitted under SFAS No. 123: “Accounting for Stock-Based Compensation”, the company has elected to follow Accounting Principles Board ("APB") Opinion No. 25: “Accounting for Stock Issued to Employees” in accounting for stock-based awards to employees and directors. Under APB No. 25, because the exercise price of the company’s stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized in the company’s financial statements for all periods presented.

Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123. This information is required to be determined as if the company had accounted for its employee and director stock options granted subsequent to December 31, 1994 under the fair value method of that statement.

—10—

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The company’s pro forma net earnings and per share data utilizing a fair value based method is as follows:

	Three Months Ended		Nine Months Ended
	Sep. 27, 2003	Sep. 28, 2002	Sep. 27, 2003	Sep. 28, 2002
	(in thousands, except per share data)

Net income - as reported	$5,651	$4,337	$12,857	$8,191
Less: Stock-based employee
compensation expense, net
of taxes	(109)	(77)	(305)	(220)

Net income - pro forma	$5,542	$4,260	$12,552	$7,971

Earnings per share - as reported:
Basic	$0.63	$0.48	$1.42	$0.91
Diluted	0.59	0.47	1.37	0.90
Earnings per share - pro forma:
Basic	$0.61	$0.47	$1.39	$0.89
Diluted	0.58	0.46	1.33	0.88

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

— 11 —

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

—12—

The following table summarizes the results of operations for the company’s business segments(1)(in thousands):

	Cooking Systems Group	International Distribution	Corporate and Other(2)	Eliminations(3)	Total
Three months ended September 27, 2003
Net sales	$55,427	$10,605	$--	$(6,778)	$59,254
Operating income (loss)	11,387	689	(1,940)	(150)	9,986
Depreciation expense	896	36	(68)	--	864
Capital expenditures	59	1	5	--	65
Nine months ended September 27, 2003
Net sales	$169,389	$30,480	$--	$(22,253)	$177,616
Operating income (loss)	31,241	1,591	(6,095)	(700)	26,037
Depreciation expense	2,830	110	(206)	--	2,734
Capital expenditures	763	(31)	7	--	739
Total assets	177,409	21,126	9,581	(10,982)	197,134
Long-lived assets(4)	124,688	485	3,159	--	128,332
Three months ended September 28, 2002
Net sales	$55,437	$8,885	$--	$(6,643)	$57,679
Operating income (loss)	9,166	218	(512)	75	8,947
Depreciation expense	1,068	41	(241)	--	868
Capital expenditures	129	81	(23)	--	187
Nine months ended September 28, 2002
Net sales	$167,703	$25,177	$70	$(18,302)	$174,648
Operating income (loss)	26,584	706	(5,108)	(318)	21,864
Depreciation expense	3,400	123	(173)	--	3,350
Capital expenditures	869	156	(14)	--	1,011
Total assets	181,885	17,388	18,564	(10,982)	206,855
Long-lived assets(4)	129,193	439	5,789	--	135,241

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

(4)	Long-lived assets of the Cooking Systems Group includes assets located in the Philippines which amounted to $2,449 and $2,792 in 2003 and 2002, respectively.

Net sales by major geographic region, including those sales from the Cooking Systems Group direct to international customers, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sep. 27, 2003	Sep. 28, 2002	Sep. 27, 2003	Sep. 28, 2002
United States and Canada	$47,207	$47,817	$143,226	$143,748
Asia/Australia	5,292	3,030	14,583	10,650
Europe and Middle East	5,026	4,761	15,347	15,037
Latin America	1,729	2,071	4,460	5,213

Net Sales	$59,254	$57,679	$177,616	$174,648

— 13 —

11) Subsequent Events

In October 2003, the company amended its senior bank agreement. The amendment includes provisions to allow the payment of dividends up to a limit of $2.5 million annually, allow the company to complete one or more acquisitions up to $10 million in aggregate purchase price, and remove provisions requiring excess cash flows, as defined by the senior bank agreement, to be utilized to pay down amounts due under the senior term loan.

In October 2003, the company announced that its Board of Directors had approved the payment of a $0.25 per common share special dividend to shareholders of record as of the close of business on November 12, 2003. The special dividend will be paid on or about December 19, 2003.

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

— 14 —

Net Sales Summary (dollars in thousands)

	Three Months Ended				Nine Months Ended
	Sep. 27, 2003		Sep. 28, 2003		Sep. 27, 2003		Sep. 28, 2003
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Divisions
Cooking Systems Group:
Core cooking
equipment	$40,190	67.8	$40,253	69.8	$121,580	68.4	$120,490	69.0
Conveyor oven
equipment	11,418	19.2	11,474	19.9	35,171	19.8	35,674	20.4
Counterline cooking
equipment	2,657	4.5	2,900	5.0	7,455	4.2	8,122	4.6
International specialty
equipment	1,162	2.0	810	1.4	5,183	2.9	3,417	2.0

Total Cooking Systems
Group	55,427	93.5	55,437	96.1	169,389	95.3	167,703	96.0
International
Distribution (1) .	10,605	17.9	8,885	15.4	30,480	17.2	25,177	14.4
Intercompany
sales (2)	(6,778)	(11.4)	(6,643)	(11.5)	(22,253)	(12.5)	(18,232)	(10.4)

Total	$59,254	100.0	$57,679	100.0	$177,616	100.0	$174,648	100.0

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Consists primarily of the elimination of sales to the company’s International Distribution Division from Cooking Systems Group.

Results of Operations The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three months ended		Nine months ended
	Sep. 27, 2003	Sep. 28, 2002	Sep. 27, 2003	Sep. 28, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.8	64.5	63.8	65.7

Gross profit	38.2	35.5	36.2	34.3
Selling, general and administrative
expenses	21.3	20.0	21.5	21.8

Income from operations	16.9	15.5	14.7	12.5
Interest expense and deferred
financing amortization, net	2.4	4.7	2.7	5.1
Loss (gain) on acquisition financings
derivatives	0.1	(0.2)	--	(0.1)
Other expense, net	(0.4)	0.8	--	0.2

Earnings before income taxes	14.8	10.2	12.0	7.3

Provision for income taxes	5.3	2.7	4.8	2.6
Net earnings	9.5%	7.5%	7.2%	4.7%

— 15 —

Three Months Ended September 27, 2003 Compared to Three Months Ended September 28, 2002

NET SALES. Net sales for the third quarter of fiscal 2003 were $59.3 million as compared to $57.7 million in the third quarter of 2002.

Net sales at the Cooking Systems Group amounted to $55.4 million in the third quarter of 2003 as compared to $55.4 million in the prior year quarter. Core cooking equipment sales amounted to $40.2 million as compared to $40.3 million. Increased sales of fryers associated with market share gains and new product introductions were offset by reduced combi-oven sales. Combi-oven sales were impacted by reduced demand in institutional markets, such as schools and the military.

Conveyor oven equipment sales amounted to $11.4 million as compared to $11.5 million in the prior year quarter. Overall sales were constant with a shift in business from the U.S. to international markets. Counterline cooking equipment sales decreased slightly to $2.7 million from $2.9 million in the prior year. International specialty equipment sales increased to $1.2 million compared to $0.8 million in the prior year quarter due to increased component manufacturing for the company’s U.S. based operations.

Net sales at the International Distribution Division increased by $1.7 million to $10.6 million, due to expansion of U.S. based chains in Asia and Australia.

GROSS PROFIT. Gross profit increased to $22.6 million from $20.5 million in the prior year period. The gross margin rate was 38.2% in the quarter as compared to 35.5% in the prior year quarter. The increase in the overall gross margin rate is largely attributable to the impact of cost reduction initiatives, a more favorable sales mix including higher margins on new product introductions and the impact of cost efficiencies on higher volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $11.5 million in the third quarter of 2002 to $12.6 million in the third quarter of 2003. As a percentage of net sales, operating expenses amounted to 20.0% in the third quarter of 2002 versus 21.3% in the third quarter of 2003. Selling and distribution expenses increased from $7.0 million in the third quarter of 2002 to $7.3 million in 2003 due to higher advertising costs associated with introduction of new products and promotion of the brand image. General and administrative expenses increased from $4.5 million to $5.4 million due to a $0.2 million settlement during the quarter to settle an EPA matter, a $0.2 million net expense to adjust the reserves associated with lease obligations related to exited manufacturing facilities, and higher expense for post-retirement benefit obligations.

— 16 —
NON-OPERATING EXPENSES. Interest and deferred financing amortization costs decreased to $1.4 million from $2.7 million in the prior year as a result of lower debt balances and lower average interest rates resulting from the debt refinancing completed in the fourth quarter of 2002. The loss on financing derivatives was less than $0.1 million in the current year quarter compared to a gain of $0.1 million in the prior year quarter. Other income was $0.3 million in the current year compared to other expense of $0.5 million in the prior year and primarily consists of foreign exchange gains.

INCOME TAXES. A tax provision of $3.1 million, at an effective rate of 36%, was recorded during the quarter as compared to a $1.6 million provision at a 26% effective rate in the prior year quarter. The current quarter tax provision benefited from tax loss carry forwards utilized during the quarter at the company’s foreign operations which had generated taxable income during the quarter. The prior year third quarter tax provision included a $1.3 million tax benefit associated with a deduction for the write-off of a foreign operating subsidiary.

Nine Months Ended September 27, 2003 Compared to Nine Months Ended September 28, 2002

NET SALES. Net sales in the nine-month period ended September 27, 2003 were $177.6 million as compared to $174.6 million in the nine-month period ended September 28, 2002.

Net sales at the Cooking Systems Group for the nine-month period ended September 27, 2003 amounted to $169.4 million as compared to $167.7 million in the prior year nine-month period. Core cooking equipment sales amounted to $121.6 million as compared to $120.5 million, primarily due to increased sales of fryers associated with market share gains and expansion of international chain business. This increase was offset in part due to reduced combi-oven sales resulting from lower demand in institutional markets and the impact of increased competition. Conveyor oven equipment sales amounted to $35.2 million as compared to $35.7 million in the prior year nine-month period. The decrease in conveyor oven sales resulted from lower store openings of major chain customers in the U.S. market as compared to the prior year. Reduced sales to the major chain customers was offset in part by higher service parts sales and increased sales to smaller chains and general market customers. Counterline cooking equipment sales decreased to $7.4 million from $8.1 million in the prior year. International specialty equipment sales increased to $5.2 million from $3.4 million as a result of increased component manufacturing for the company’s U.S. based operations and increased local demand due to improving economical conditions in the Philippines.

— 17 —

Net sales at the International Distribution Division increased by $5.3 million to $30.5 million due to increased sales into Asia and Australia resulting from global expansion of U.S. based chains and increased market penetration in the United Kingdom.

GROSS PROFIT. Gross profit increased to $64.3 million from $59.9 million in the prior year period. The gross margin rate was 36.2% for the nine-month period as compared to 34.3% in the prior year period. The increase in the overall gross margin rate is largely attributable to cost reduction actions associated with the Blodgett acquisition and integration. As part of the cost structure improvements, the company consolidated manufacturing for several Blodgett product lines into existing manufacturing operations during the second quarter of 2002. Gross margins also benefited from an improved sales mix due in part to the introduction of new higher margin products and the discontinuance of several low margin products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $38.0 million for the nine-month period ended September 28, 2002 to $38.3 million for the nine-month period ended September 27, 2003. As a percentage of net sales operating expenses amounted to 21.5% in the nine-month period ended September 27, 2003 versus 21.8% in the prior year. Selling and distribution expenses increased from $21.6 million in the nine-month period of 2002 to $22.2 million in 2003 due to higher advertising costs associated with introduction of new products and promotion of the brand image. General and administrative expenses decreased from $16.4 million to $16.1 million reflecting the benefit of cost reduction actions completed in 2002 associated with the Blodgett acquisition and integration.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs decreased to $4.7 million from $8.8 million in the prior year as a result of lower average interest rates and deferred financing amortization resulting from the debt refinancing completed in the fourth quarter of 2002 and lower debt balances. The gain on acquisition related financing derivatives of $0.1 million in the current year nine-month period remained consistent with the prior year nine-month period. Other expense was less than $0.1 million in the current year compared to $0.4 million in the prior year due to the impact of foreign exchange fluctuations.

INCOME TAXES. A tax provision of $8.5 million, at an effective rate of 40%, was recorded for the nine-month period, as compared to a provision of $4.6 million at 36% rate in the prior year period. The prior year tax provision included a $1.3 million benefit associated with a deduction for the write-offs of an investment in a foreign operation.

— 18 —
Financial Condition and Liquidity

During the nine months ended September 27, 2003, cash and cash equivalents decreased by $4.3 million to $4.1 million at September 27, 2003 from $8.4 million at December 28, 2002. Net borrowings decreased from $88.0 million at December 28, 2002 to $62.2 million at September 27, 2003.

OPERATING ACTIVITIES.Net cash provided by operating activities after changes in assets and liabilities was $22.8 million as compared to $15.5 million in the prior year period. Cash provided by operating activities included $0.6 million of borrowings on subordinated notes representing unpaid interest, which is added to the principal balance of the notes consistent with financing agreements.

Inventories decreased $1.9 million due to reductions associated with actions to standardize product line platforms. Prepaid expenses and other assets increased $0.6 million due to the timing of payments for insurance premiums. Accrued expenses and other liabilities increased $1.7 million primarily as a result of higher warranty reserves and compensation related liabilities offset in part by lower customer rebate reserves.

INVESTING ACTIVITIES. During the nine months ending September 27, 2003, the company had capital expenditures of $0.7 million associated with the purchase of production equipment.

FINANCING ACTIVITIES. Net cash flows used in financing activities was $26.3 million during the nine months ending September 27, 2003. This included $9.0 million of scheduled repayments under the senior term loan, $2.4 million of repayments under the foreign bank loan, $16.1 million of repayments of subordinated senior notes due to Maytag and $1.2 million of net borrowings on the company’s revolving credit facility.

At September 27, 2003, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

In October 2003, subsequent to the end of the third quarter, the company amended its senior bank agreement. The amendment includes provisions to allow the payment of dividends up to a limit of $2.5 million annually, allow the company to complete one or more acquisitions up to $10 million in aggregate purchase price, and remove provisions requiring excess cash flows, as defined by the senior bank agreement, to be utilized to pay down amounts due under the senior term loan.

— 19 —

In October 2003, subsequent to the end of the third quarter, the company announced that its Board of Directors had approved the payment of a $0.25 per common share special dividend to shareholders of record as of the close of business on November 12, 2003. The special dividend will be paid on or about December 19, 2003.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement requires that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact to the financial statements.

— 20 —
In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact to the financial statements.

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

Property and equipment: Property and equipment are depreciated or amortized on a straight-line basis over their useful lives based on management’s estimates of the period over which the assets will be utilized to benefit the operations of the company. The useful lives are estimated based on historical experience with similar assets, taking into account anticipated technological or other changes. The company periodically reviews these lives relative to physical factors, economic factors and industry trends. If there are changes in the planned use of property and equipment or if technological changes were to occur more rapidly than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods.

— 21 —

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

Lease Obligations: In 2002 and 2001, the company established reserves associated with lease obligations for three manufacturing facilities that were exited in conjunction with manufacturing consolidation efforts related to the acquisition of Blodgett. The term of the lease associated with one of the three facilities in Williston, Vermont extends through June 2005. The terms of the leases associated with the other two facilities in Shelburne, Vermont and Quakertown, Pennsylvania extend through December 2014. The company currently has a subtenant for the Quakertown, Pennsylvania facility for a portion of the lease term. The company is actively searching for subtenants for the other two facilities and exploring lease buyout alternatives. The recorded reserves are established for the future lease obligations net of an estimate for anticipated sublease income. The forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate. If the company’s estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

— 22 —

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

Contractual Obligations

The company’s contractual cash payment obligations are set forth below (dollars in thousands):

	Long-term Debt	Operating Leases	Idle Facility Leases	Total Contractual Cash Obligations

Less than 1 year	$13,900	$593	$1,535	$16,028
2-3 years	26,525	837	2,479	29,841
4-5 years	21,725	553	2,225	24,503
After 5 years	--	104	7,099	7,203

	$62,150	$2,087	$13,338	$77,575

Idle facility leases consist of obligations for three manufacturing locations that were exited in conjunction with the company’s manufacturing consolidation efforts. The lease obligations continue through December 2014. The obligations presented above do not reflect any anticipated sublease income from the facilities.

— 23 —

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations.

Twelve Month Period Ending	Fixed Rate Debt	Variable Rate Debt
	(In thousands)

September 30, 2004	$--	$13,900
September 30, 2005	--	13,225
September 30, 2006	--	13,300
September 30, 2007	5,000	13,375
September 30, 2008	--	3,350

	$5,000	$57,150

As of September 27, 2003, the company had aggregate borrowings under its senior bank facility of $57.2 million. Borrowings at September 27, 2003 under the senior bank facility included $51.4 million term loan assessed interest at floating rates of 2.75% above LIBOR and a $4.6 million term loan assessed interest at a rate of 3.75% above LIBOR. At September 27, 2003, the interest rate on the term loans were 3.87% and 4.93%, respectively. The interest rate on the $51.4 million term loan may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. The senior bank agreement also includes a $30.0 million revolving credit facility for working capital needs. Availability under the revolving credit facility is limited to the amount of collateral as defined by the senior bank agreement, which amounted to $21.7 million as of September 27, 2003. As of September 27, 2003, net borrowings under the revolving credit facility amounted to $1.2 million and letters of credit drawn on the facility were $1.5 million. Borrowings under the revolving credit facility are assessed interest at a rate of 2.75% above LIBOR, which was 3.87% at September 27, 2003. A variable commitment fee, based upon the indebtedness ratio, of 0.45% is charged on the unused portion of the line of credit.

In August 2003, the company repaid $16.1 million in notes due to Maytag. The note reduction included the repayment of $7.3 million in notes that had carried a 13.5% interest rate and $8.8 million in notes that had carried a 12.0% interest rate. As of September 27, 2003 the company had $5.0 million in notes due to Maytag. The notes due to Maytag mature in December 2006 and bear an interest rate of 12.0% payable in cash. Interest on the Maytag notes is assessed semi-annually. The notes become immediately due upon the occurrence of certain material events without the written permission of Maytag, including a change in control, a business acquisition, the acceleration of the senior bank debt, or the issuance of additional debt. The company has the ability to prepay the notes to Maytag without penalty.

— 24 —

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

The terms of the senior secured credit facility and subordinated note to Maytag limit the paying of dividends, capital expenditures and leases, and require, among other things, a minimum amount, as defined, of stockholders’ equity, and certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. At September 27, 2003, the company was in compliance with all covenants pursuant to its borrowing agreements.

— 25 —

Financing Derivative Instruments

On January 11, 2002, in accordance with the senior bank agreement, the company entered into an interest rate swap agreement, with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. As of September 27, 2003, the fair value of this derivative financial instrument was ($0.7) million. A gain of $0.1 million was recorded in earnings for the nine-month period. Since inception of the swap the company has recorded a $0.2 million loss on the swap through earnings and $0.5 million as a reduction in other comprehensive income.

On February 9, 2003 in accordance with the senior bank agreement, the company entered into another interest rate swap agreement with a notional amount of $10.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 2.36% and is in effect through December 30, 2005. As of September 27, 2003, the fair value of this derivative financial instrument decreased by $0.1 million and has been recorded as a reduction in other comprehensive income.

Foreign Exchange Derivative Financial Instruments

The company uses foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward and option purchase contracts outstanding at September 27, 2003, the fair value of which was ($0.1) million at the end of the quarter:

Sell	Purchase	Maturity

750,000 Euro	$822,000 U.S. Dollars	September 30, 2003
1,000,000 British Pounds	$1,599,000 U.S. Dollars	October 14, 2003
1,000,000 British Pounds	$1,632,600 U.S. Dollars	October 22, 2003
5,170,000 Mexican Pesos	$470,400 U.S. Dollars	October 14, 2003
6,161,400 Mexican Pesos	$560,900 U.S. Dollars	October 14, 2003

— 26 —

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

— 27 —

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended September 27, 2003, except as follows:

Item 2. Changes in Securities

c)

During the third quarter of fiscal 2003, the company issued 2,325 shares of the company’s common stock to a company officer and 2,000 shares to a division executive pursuant to the exercise of stock options, for $13,506.25 and $9,000.00, respectively. Such options were granted for 325 shares at an exercise price of $5.25 per share and 2,000 shares at an exercise price of $5.90 per share and 2,000 shares at an exercise price of $4.50, respectively. As certificates for the shares were legended and stop transfer instructions were given to the transfer agent, the issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and the rules and regulations thereunder, as transactions by an issuer not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits – The following Exhibits are filed herewith:

Exhibit 4.1 – First Amendment to the Amended and Restated Credit Agreement, dated October 31, 2003, between The Middleby Corporation, Middleby Marshall Inc., LaSalle Bank National Association, Wells Fargo Bank, Inc. and Bank of America N.A.

Exhibit 4.2 – Restated and Substituted Subordinated Promissory Note, dated October 23, 2003, between The Middleby Corporation and Maytag Corporation.

Exhibit 31.1 – Rule 13a-14(a) Certification of CEO.

Exhibit 31.2 – Rule 13a-14(a) Certification of CFO.

Exhibit 31.2 – Rule 13a-14(a) Certification of CAO.

Exhibit 32.1 – Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 – Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.3 — Certification by the Principal Administrative Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

— 28 —

b)	Reports on Form 8-K

On August 11, 2003 (date of earliest event reported was August 11, 2003), the company filed a report on Form 8-K, in response to Item 5, Other Events, announcing the company’s prepayment of notes due to Maytag Corporation.

On October 24, 2003 (date of earliest event reported was October 24, 2003), the company filed a report on Form 8-K, in response to Item 9, Regulation FD Disclosure, announcing the company’s fiscal third quarter 2003 results.

On October 30, 2003 (date of earliest event reported was October 30, 2003), the company filed a report on Form 8-K, in response to Item 5, Other Events, announcing the payment of a special dividend.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION (Registrant)

Date November 7, 2003	By: /s/ Timothy J. FitzGerald Timothy J. FitzGerald Vice President, Chief Financial Officer

— 29 —