Form 10-K
period 2004-01-03
MIDDLEBY CORP
filed 2004-04-02
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended January 3, 2004

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
Yes |x| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act)
Yes |_| No |x|.

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 28, 2003 was approximately $66,236,223.

The number of shares outstanding of the Registrant’s class of common stock, as of March 26, 2004, was 9,222,250 shares.

Documents Incorporated by Reference

Part III of Form 10-K incorporates by reference the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2004 annual meeting of stockholders.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES JANUARY 3, 2004 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS

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

          Founded in 1888 as a manufacturer of baking ovens, Middleby Marshall Oven Company was acquired in 1983 by TMC Industries Ltd., a publicly traded company that changed its name in 1985 to The Middleby Corporation. Throughout its history, the company had been a leading innovator in the baking equipment industry and in the early 1980s positioned itself as a leading foodservice equipment manufacturer by introducing the conveyor oven that revolutionized the pizza market. In 1989, the company became a broad line equipment manufacturer through the acquisition of the Foodservice Equipment Group of Hussmann Corporation, which included Southbend, Toastmaster and CTX. The company initiated its international distribution and service strategy in 1990 by acquiring a controlling interest in Asbury Associates, Inc., which was renamed Middleby Worldwide in 1999. In 1991, the company established Middleby Philippines Corporation (“MPC”) to provide foodservice equipment in the Asian markets. In 2001, Middleby acquired the commercial cooking subsidiary, Blodgett Holdings, Inc. (“Blodgett”) from Maytag Corporation (“Maytag”) to expand its line up of products in all the major cooking equipment segments. The acquisition resulted in the addition of the Blodgett, Pitco and MagiKitch’n brand names into the company’s portfolio.

          The company has identified, as a major area of growth, the growing international markets. To capture this market, the company established its International Distribution Division, Middleby Worldwide. Middleby’s global network enables it to offer equipment to be delivered virtually anywhere in the world, installed and serviced by Middleby. The company believes that its full service program provides it with a competitive advantage. As the first and only company in its industry to take these initiatives, Middleby has positioned itself as a preferred foodservice equipment supplier to major restaurant chains expanding globally.

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

          Pitco Frialator offers a broad line of gas and electric equipment combining reliability with efficiency in simple-to-operate professional frying equipment. Since 1918, Pitco fryers have captured a major market share by offering simple, reliable equipment for cooking menu items such as french fries, onion rings, chicken, donuts, and seafood. By their very design, Pitco’s fryers offer substantial advances over bottom-fired fryers. The tube-fired heating system creates a larger heat transfer area that quickly heats oil to proper cooking temperatures. Since there is less waiting for oil to heat, your food is less likely to absorb shortening and more likely to maintain flavor. The innovation continues today. Pitco Frialator now offers the Solstice™ Series – a selection of fryers that operate cooler – and smarter – for maximum efficiency. The company also markets pasta cookers and rethermalizers under the Pitco brand name, which are ideal for schools and other large-scale kitchen operations that re-heat frozen prepared foods. Pitco’s unique rethermalizing process improves product consistency while providing labor and energy savings.

          In the market for 100 years, Southbend products, mainly heavy-duty, gas-fired equipment, include ranges, convection ovens, broilers, fryers, griddles, steamers and steam cooking equipment. Southbend products are offered as standardized equipment for general use in restaurants and institutions, and also are made to specification for use by the professional chef. Southbend is known for its innovative product features and premier cooking line. Its 40,000 BTU Pyromax® range doubled the industry standard for BTU’s when it was introduced in 1996. Southbend’s Marathoner Gold® convection oven has been judged by a leading industry publication to be the best baking convection oven on the market. In 2003, Southbend introduced the Platinum series of ranges, broilers and griddles offering waterproof controls and an improved design.

          For more than 60 years, MagiKitch’n has been refining the art of charbroiling. For easy grilling of everything from steaks, sausages, ribs and chicken to burgers and brats, professional chefs enjoy the quality construction, high performance and flexible operation of the MagiKitch’n line of products. In 1991, MagiKitch’n used their years of experience producing quality restaurant grills, to craft a new line of commercial outdoor cooking equipment. MagiCater portable charbroilers have a modular design for easy transport, fast set-up, and ease of cleaning. MagiKitch’n is unsurpassed in performance, quality construction, and flexibility.

          In 2002, the company began the manufacture of ranges under the Blodgett brand name to provide an offering for the high-end segment of the market. This product is suited for four-star restaurants and other restaurants requiring durability and cosmetic appeal.

Conveyor Oven Equipment Product Group – Middleby Marshall, Blodgett and CTX

          The conveyor oven equipment product group manufactures ovens that are ideal for high volume applications, providing for maximum production and efficiency, while allowing a restaurant owner to retain flexibility in menu offerings. The conveyor oven equipment allows for standardization of the food preparation process, which in turn provides for labor savings opportunities and a greater consistency of the final product. As a result, most major pizza chains, as well as many other non-pizza restaurants chains and institutions utilize conveyor oven equipment.

          The Middleby Marshall oven line is the world’s conveyor cooking equipment leader. A brand of baking and cooking equipment since 1888, the Middleby Marshall name is renowned for quality and durability. Middleby Marshall ovens are used by a majority of the leading pizza chains. Middleby Marshall conveyor ovens utilize air impingement process, that forces heated air at high velocities through a system of nozzles above and below the food product, which is placed on a moving conveyor belt. This process achieves faster baking times and greater consistency of bake than conventional ovens.

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

International Specialty Equipment Product Group – Middleby Philippines Corporation

          Middleby Philippines Corporation (“MPC”), founded in 1991, provides the company with a low cost manufacturing capability in Asia. Principal products include fryers, counterline equipment and component parts for the company’s domestic operations. MPC’s manufacturing and assembly operations are located in a modern 54,000 square foot facility outside of Manila.

International Distribution Division – Middleby Worldwide

          Middleby Worldwide provides integrated export management and distribution services. The division distributes the company’s product lines and certain non-competing complementary product lines of other manufacturers throughout the world. The company offers customers a complete package of kitchen equipment, delivered and installed in over 100 countries. For a local country distributor or dealer, the division provides centralized sourcing of a broad line of equipment with complete export management services, including export documentation, freight forwarding, equipment warehousing and consolidation, installation, warranty service and parts support. Middleby Worldwide has regional export management companies in Asia, Europe and Latin America complemented by sales and distribution offices located in Canada, China, India, Korea, Mexico, the Philippines, Spain, Taiwan and the United Kingdom.

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

          During the past several decades, growth in the U.S. foodservice industry has been driven primarily by population growth, economic growth and demographic changes, including the emergence of families with multiple wage-earners and growth in the number of higher-income households. These factors have led to a demand for convenience and speed in food preparation and consumption. As a result, U.S. foodservice sales grew for the twelfth consecutive year to approximately $422 billion in 2003. Sales in 2004 are projected to increase to $440 billion, an increase of 4.4% over 2003. The quick-service restaurant segment within the foodservice industry has been the fastest growing segment since the mid ’80’s. Total quick-service sales amounted to $119 billion in 2003 and are projected to increase 3.9% to $124 billion in 2004, as reported by Nation’s Restaurant News. The full-service restaurants represent the largest portion of the foodservice industry and represented $151 billion in sales in 2003 and are projected to increase 4.6% to $158 billion in 2004, as reported by Nation’s Restaurant News. This segment has seen increased chain concepts and penetration in recent years driven by the aging of the baby boom generation.

          Over the past decade, the foodservice equipment industry has enjoyed steady growth in the United States due to the development of new quick-service and casual-theme restaurant chain concepts, the expansion into nontraditional locations by quick-service restaurants and store equipment modernization. In the international markets, foodservice equipment manufacturers have been experiencing stronger growth than the U.S. market due to rapidly expanding international economies and increased opportunity for expansion by U.S. chains into developing regions.

          The company believes that the worldwide foodservice equipment market has sales in excess of $20 billion at a growth rate outpacing the U.S. The cooking and warming equipment segment of this market is estimated by management to exceed $1.0 billion in North America and $2.5 billion worldwide. The company believes that continuing growth in demand for foodservice equipment will result from the development of new restaurant units and the expansion of U.S. chains into international markets as well as the replacement and upgrade of existing equipment.

          The company’s backlog of orders was $20,690,000 at January 3, 2004, all of which is expected to be filled during 2004. The backlog at December 28, 2002 was $17,560,000. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of the company’s products.

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

          In the United States, the company distributes its products to independent end-users primarily through a network of non-exclusive dealers nationwide, who are supported by manufacturers’ marketing representatives. Sales are made direct to certain large restaurant chains that have established their own procurement and distribution organization for their franchise system.

          International sales are primarily made through the International Distribution Division network to independent local country stocking and servicing distributors and dealers and, at times, directly to major chains, hotels and other large end-users.

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

          The company’s domestic service network consists of over 100 authorized service parts distributors and 3,000 independent certified technicians who have been formally trained and certified by the company through its factory training school and on-site installation training programs. The service network is separate from the sales network to ensure that technicians remain focused on service issues rather than new business. Technicians work through service parts distributors, which are required to provide around-the-clock service via a toll-free paging number. The company provides substantial technical support to the technicians in the field through factory-based technical service engineers. The company has stringent parts stocking requirements for these agencies, leading to a high first-call completion rate for service and warranty repairs.

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

          The company believes that it is one of the largest multiple-line manufacturers of cooking and warming equipment in the U.S. and worldwide, although some of its competitors are units of operations that are larger than the company and possess greater financial and personnel resources. Among the company’s major competitors are Enodis plc; Vulcan-Hart Corporation, a subsidiary of Illinois Tool Works Inc.; Wells Manufacturing company, a subsidiary of United Technologies Corporation; Zanussi, a subsidiary of Electrolux AB; and Ali Group.

Manufacturing and Quality Control

          The company manufactures product in four domestic and one international production facilities. In Elgin, Illinois, the company manufactures conveyor oven and counterline cooking equipment products. In Burlington, Vermont the company manufactures its combi oven, convection oven and deck oven product lines. In Fuquay-Varina, North Carolina, the company manufactures ranges, steamers, combi ovens, convection ovens and broiling equipment. In Bow, New Hampshire, the company manufactures fryers, charbroilers and catering equipment products. In Laguna, the Philippines the company manufactures fryers, counterline equipment and component parts for the U.S. manufacturing facilities. Metal fabrication, finishing, sub-assembly and assembly operations are conducted at each manufacturing facility. Equipment installed at individual manufacturing facilities includes numerically controlled turret presses and machine centers, shears, press brakes, welding equipment, polishing equipment, CAD/CAM systems and product testing and quality assurance measurement devices. The company’s CAD/CAM systems enable virtual electronic prototypes to be created, reviewed and refined before the first physical prototype is built.

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

Research and Development

        The company believes its future success will depend in part on its ability to develop new products and to improve existing products. Much of the company’s research and development efforts are directed to the development and improvement of products designed to reduce cooking time, reduce energy consumption or minimize labor costs, while maintaining consistency and quality of cooking production. The company has identified these issues as key concerns of most restaurant operators. The company often identifies product improvement opportunities by working closely with customers on specific applications. Most research and development activities are performed by the company’s technical service and engineering staff located at each manufacturing location. On occasion, the company will contract outside engineering firms to assist with the development of certain technical concepts and applications. See Note 4(n) to the Consolidated Financial Statements for further information on the company’s research and development activities.

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

          Middleby Marshall has an exclusive license from Enersyst Development Center L.L.C. (“Enersyst”) to manufacture, use and sell Jetsweep air impingement ovens in the U.S. for commercial food applications in which the interior length or width of a rectangular cooking area, or in which the diameter of a circular cooking area, equals or exceeds 36 inches. The Enersyst license covers numerous existing patents and provides further exclusive and non-exclusive license rights to existing and future developed technology. Middleby Marshall also holds an exclusive sublicense from Lincoln Foodservice Products, Inc. (“Lincoln”), a subsidiary of Welbilt Corporation, to manufacture, use and sell throughout the world, other than in the U.S. and Japan, air impingement ovens of the above-described dimensions for commercial food applications. This sublicense covers the foreign analogues of the patents covered by the Enersyst license and grants Middleby Marshall rights of first refusal for a similar sublicense in Japan. The Enersyst license expires the later of the expiration of the last of the licensed patents or September 30, 2008. The Lincoln sublicense expires upon the expiration of the last patented improvement covered by the license. Certain individual patents covered under the Enersyst license agreements expire at varying dates through 2019. While the loss of the Enersyst license or the Lincoln sublicense could have an adverse effect on the company, management believes it is capable of designing, manufacturing and selling similar equipment. Lincoln and Fuji Chubo Setsubi company, Ltd. are the only other foodservice equipment manufacturers licensed under the Enersyst patents.

Employees

          As of January 3, 2004, the company employed 1,006 persons. Of this amount, 377 were management, administrative, sales, engineering and supervisory personnel; 415 were hourly production non-union workers; and 214 were hourly production union members. Included in these totals were 196 individuals employed outside of the United States, of which 137 were management, sales, administrative and engineering personnel, and 59 were hourly production workers, who participate in an employee cooperative. At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on May 1, 2007. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that extends through June 2006. Management believes that the relationships between employees, union and management are good.

Seasonality

          The company’s revenues historically have been stronger in the second and third quarters due to increased purchases from customers involved with the catering business and institutional customers, particularly schools, during the summer months.

Item 2.  Properties

          The company’s principal executive offices are located in Elgin, Illinois. The company operates four manufacturing facilities in the U.S. and one manufacturing facility in the Philippines.

          The principal properties of the company utilized by the Cooking Systems Group segment to conduct business operations are listed below:

Location	Principal Function	Square Footage	Owned/ Leased

Elgin, IL	Manufacturing, Warehousing
	and Offices	207,000	Owned

Bow, NH	Manufacturing, Warehousing	102,000	Owned
	and Offices	34,000	Leased	(1)

Fuquay-Varina, NC	Manufacturing, Warehousing	131,000	Owned
	and Offices

Burlington, VT	Manufacturing, Warehousing	140,000	Owned
	and Offices

Laguna, the	Manufacturing, Warehousing	54,000	Owned
Philippines	and Offices

(1)	Lease expires December 2006.

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

          The company also has two leased facilities, which were exited as part of the company’s manufacturing consolidation efforts. These leases extend through periods ending in December 2014. One of these facilities is currently subleased. It is the company’s intent to sublease the remaining facility.

Item 3.  Legal Proceedings

          The company is routinely involved in litigation incidental to its business, including product liability actions, which are partially covered by insurance or by indemnification from Maytag. Such routine claims are vigorously contested and management does not believe that the outcome of any such pending litigation will have a material adverse effect upon the financial condition, results of operations or cash flows of the company.

Item 4.  Submission of Matters to a Vote of Security Holders

          On December 15, 2003 the company held a special meeting of security holders at which the holders of a majority of the outstanding common stock approved amendments to the company’s management incentive plan and stock incentive plan.

          The amendment to the company’s management incentive plan (i) increases the maximum bonus that can be paid to any eligible employee for any particular year to $2,400,000; (ii) permits the payment of a pro rata bonus under the plan to an otherwise eligible employee who was involuntarily terminated by the company during the fiscal year; and (iii) permits the payment of pro rata bonuses, based on attainment of prorated performance goals, prior to the end of the fiscal year. The holders of 6,321,837 shares of common stock of the company voted in favor of this amendment.

          The amendment to the company’s stock incentive plan (i) increases the number of shares available for grants by an additional 400,000 shares to an aggregate of 1,500,000 shares of common stock, and (ii) increases the number of shares with respect to which grants made to the company’s President and Chairman of the Board in 2003 to 325,000 and 170,000, respectively. The holders of 6,057,398 shares of common stock of the company voted in favor of this amendment.

Item 4A.  Executive Officers of the Registrant

Name	Age	Principal Occupation and Principal Position and Office with the company	Date First Became Officer

William F. Whitman, Jr.	64	Chairman of the Board of	1983
		the company and
		Middleby Marshall

Selim A. Bassoul	47	President and Chief Executive	2000
		Officer of the company and
		Middleby Marshall

Timothy J. FitzGerald	34	Vice President, Chief Financial	2000
		Officer of the company and
		Middleby Marshall

David B. Baker	46	Vice President, Chief	2000
		Administrative Officer and
		Secretary of the company
		and Middleby Marshall

Each of the executive officers has served the company in various executive or administrative positions for at least the last five years. -12-

          The officers of the company are elected annually by the Board of Directors, hold office until their successors are chosen and qualify, and may be removed by the Board of Directors at any time. The company has employment agreements with each executive officer.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

          The company’s Common Stock trades on the Nasdaq National Market System under the symbol “MIDD”. The following table sets forth, for the periods indicated, the high and low closing sale prices per share of Common Stock, as reported by the Nasdaq National Market System.

	Closing Share Price
	High	Low
Fiscal 2003
First quarter	11.470	10.290
Second quarter	14.520	10.950
Third quarter	21.500	13.850
Fourth quarter	43.690	17.680

Fiscal 2002
First quarter	6.520	5.200
Second quarter	9.710	6.000
Third quarter	9.950	7.850
Fourth quarter	10.800	7.550

          In December 2003, the company declared and paid a $0.25 per common share special dividend to shareholders of record as of the close of business on November 12, 2003 aggregating to $2.3 million. The company’s senior bank agreement limits the payments of dividends to $2.5 million per annum.

          During the fourth quarter of fiscal 2003, the company issued 196,875 shares of the company’s common stock to company officers, 4,625 shares to division executives and 15,000 shares to directors pursuant to the exercise of stock options, for $1,262,212.52, $20,766.25 and $116,910.00, respectively. Such options were granted to company officers for 33,750 shares at an exercise price of $5.33 per share, 3,125 shares at an exercise price of $6.54 per share, 40,000 shares at an exercise price of $5.89 per share, and 120,000 shares at an exercise price of $6.89 per share. Such options were granted to division executives for 4,625 shares at an exercise price of $4.49 per share. Such options were granted to directors for 3,000 shares at an exercise price of $5.99 per share, and 12,000 shares at an exercise price of $8.25 per share. As certificates for the shares were legended and stop transfer instructions were given to the transfer agent, the issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and the rules and regulations thereunder, as transactions by an issuer not involving a public offering.

PART II

Item 6.  Selected Financial Data

(amounts in thousands, except per share data) Fiscal Year Ended(1)

	2003	2002	2001	2000	1999
Income Statement Data:
Net sales	$235,402	$229,108	$101,552	$126,888	$132,541
Cost of sales	149,549	150,608	70,048	81,702	91,551

Gross profit	85,853	78,500	31,504	45,186	40,990
Selling and distribution expenses	29,609	28,213	13,180	15,858	18,694
General and administrative expenses	21,228	20,556	10,390	17,478	14,430
Non-recurring expenses	—	—	—	—	2,208

Income from operations	35,016	29,731	7,934	11,850	5,658
Interest expense and deferred financing amortization, net	5,891	11,180	740	1,204	2,724
Gain on acquisition financing derivatives	(62)	(286)	—	—	—
Debt extinguishment expenses	—	9,122	—	378	—
Other expense, net	366	901	794	1,503	763

Earnings before income taxes	28,821	8,814	6,400	8,765	2,171
Provision for income taxes	10,123	2,712	4,764	5,227	3,165

Net earnings (loss)	$18,698	$6,102	$1,636	$3,538	$(994)

Net earnings (loss) per share:
Basic	$2.06	$0.68	$0.18	$0.35	$(0.10)
Diluted	$1.99	$0.67	$0.18	$0.35	$(0.10)

Weighted average number of shares outstanding:
Basic	9,065	8,990	8,981	9,971	10,161
Diluted	9,392	9,132	8,997	10,091	10,277

Cash dividends declared
per common share	$0.25	$—	$—	$0.10	$—

Balance Sheet Data:
Working capital	$3,490	$13,890	$12,763	$19,084	$28,095
Total assets	194,620	207,962	211,397	79,920	99,048
Total debt	56,500	87,962	96,199	8,539	28,135
Stockholders’ equity	62,090	44,632	39,409	37,461	43,168

(1)	The company’s fiscal year ends on the Saturday nearest to December 31.

-15-

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Acquisition

          On December 21, 2001, the company completed its acquisition of Blodgett Holdings, Inc. (“Blodgett”) from Maytag Corporation.

          The company accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed was recorded as goodwill. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill and certain other intangible assets with indefinite lives acquired in conjunction with the Blodgett acquisition are subject to the nonamortization provisions of this statement from the date of acquisition.

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

NET SALES SUMMARY (dollars in thousands)

Fiscal Year Ended(1)
	2003		2002		2001
	Sales	Percent	Sales	Percent	Sales	Percent
Business Divisions:
Cooking Systems Group:
Core cooking equipment	$157,503	66.9	$154,840	67.6	$37,048	36.5
Conveyor oven equipment	48,418	20.6	47,470	20.7	40,797	40.2
Counterline cooking equipment	9,929	4.2	11,000	4.8	11,071	10.9
International specialty equipment	7,495	3.2	4,826	2.1	4,795	4.7

Cooking Systems Group	223,345	94.9	218,136	95.2	93,711	92.3

International Distribution Division (2)	41,957	17.8	35,673	15.6	21,357	21.0

Intercompany sales (3)	(29,900)	(12.7)	(24,701)	(10.8)	(13,516)	(13.3)

Total	$235,402	100.0%	$229,108	100.0%	$101,552	100.0%

(1)	The company’s fiscal year ends on the Saturday nearest to December 31.

(2)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(3)	Represents the elimination of sales amongst the Cooking Systems Group and from the Cooking Systems Group to the International Distribution Division.

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.5	65.7	69.0

Gross profit	36.5	34.3	31.0
Selling, general and administrative expenses	21.6	21.3	23.2

Income from operations	14.9	13.0	7.8
Net interest expense and deferred financing amortization, net	2.5	4.9	0.7
Debt extinguishment expenses	--	4.0	--
Gain on acquisition financing derivatives	--	(0.1)	--
Other expense, net	0.2	0.4	0.8

Earnings before income taxes	12.2	3.8	6.3
Provision for income taxes	4.3	1.1	4.7

Net earnings	7.9%	2.7%	1.6%

(1)	The company’s fiscal year ends on the Saturday nearest to December 31.

-17-

Fiscal Year Ended January 3, 2004 as Compared to December 28, 2002

          Net sales. Net sales in fiscal 2003 increased by $6.3 million or 2.7% to $235.4 million in fiscal 2003 from $229.1 million in fiscal 2002.

          Net sales at the Cooking Systems Group increased by $5.2 million or 2.4% to $223.3 million in 2003 as compared to $218.1 million in the prior year.

•	Core cooking equipment increased by $2.7 million or 1.7% to $157.5 million resulting from increased sales of fryers, ranges and charbroilers, offset in part by lower sales of combi-ovens. Fryer sales grew by approximately $3.6 million due to the continued success of the Pitco Solstice fryer product line, which was initially introduced in 2002. Range and charbroiler sales grew approximately $2.8 million also reflecting the impact of new product introduction including the Blodgett Range and the Southbend Platinum series of ranges, targeting the higher-end segment of the market. Sales of combi-ovens declined approximately $3.0 million due in large part to reduced government business, which included a large military order in the prior year. Core cooking equipment sales also reflects the impact of discontinued product lines, which accounted for a decrease of approximately $0.8 million.

•	Conveyor oven equipment sales increased by $0.9 million or 2.0% to $48.4 million. Parts sales increased by approximately $2.3 million reflecting the impact of a growing and aging base of installed ovens in operations at customers. The increase in parts sales was offset in part by a $1.0 million reduction in the sale of refurbished ovens due to the decision to limit used oven trade in programs reducing the company’s supply of used ovens for resale.

•	Counterline cooking equipment sales decreased by $1.1 million or 9.7% as a result of lower demand from several restaurant chain customers and the impact of business interruption on certain products resulting from supplier quality problems which resulted in extended lead times and the temporary loss of business. The supplier issues were resolved by the end of the year.

•	International specialty equipment sales increased by $2.7 million or 55.3%. The increase in sales resulted from increased production of component parts for the U.S. manufacturing divisions and increased sales to local restaurant customers in the Philippine market.

          Net sales at the International Distribution Division increased by $6.2 million or 17.6% to $42.0 million. The majority of sales growth internationally came from China, Australia and the United Kingdom. Growth in the China and Australia market reflects increased restaurant openings of major restaurant chain customers as they expand internationally. Sales to the general market in China have also increased as the economy in that country continues to expand. Sales into the United Kingdom have increased due to greater penetration of that market resulting from the addition of a company owned distribution operation in that country, which was purchased as part of the Blodgett acquisition in December 2001.

          Intercompany sales eliminations represent sales of product amongst the Cooking Systems Group operations and from the Cooking Systems Group operations to the International Distribution Division. The sales elimination increased by $5.2 million to $29.9 million reflecting the increase in purchases of equipment by the International Distribution Division from the Cooking Systems Group due to increased sales volumes.

          Gross profit. Gross profit increased by $7.4 million to $85.9 million in fiscal 2003 from $78.5 million in 2002 as a result of increased sales volume and improvements in the gross margin rate, which increased to 36.5% in 2003 from 34.3% in 2002. The improvement in the gross margin rate resulted from several factors, including the following:

•	An improving mix of product sales driven by higher margins on newly introduced products which tend to be more cost efficient to manufacture due to standardization of product platforms and improvements in product design. In addition, the company has discontinued or replaced certain product lines, which had carried higher costs or lower margins.

•	Increasing international sales, which tend to result in higher overall gross margins for the combined company due to the distribution margin earned on international sales. As the company maintains its own international infrastructure it earns the markup on these sales in addition to the manufacturing margin.

•	Cost reduction initiatives including the shift of component part manufacturing to low cost manufacturers, which included the company’s Philippine based manufacturing facility. The company also realized benefits of certain cost reductions from key supplier negotiations utilizing increased purchasing leverage resulting from the company’s 2001 acquisition of Blodgett.

          Selling, general and administrative expenses. Selling, general and administrative expenses increased by $2.0 million to $50.8 million in 2003 from $48.8 million in 2002.

          Selling and distribution expenses increased to $29.6 million in 2003 from $28.2 million in 2002. As a percentage of net sales, selling and distribution expenses increased slightly to 12.6% in 2003 from 12.3% in 2002. The increase in selling and distribution expense reflects increased advertising and promotional costs associated with new product introductions. The company also added several salespeople to the organization to increase market coverage.

          General and administrative expenses increased to $21.2 million in 2003 from $20.6 million in 2002. As a percentage of net sales, general and administrative expenses were 9.0% in 2003 remaining constant with 2002. The net increase in general and administrative expenses includes increases in incentive compensation associated with improved financial performance of the company and higher pension costs associated with expanded benefits, offset in part by a reduction in bad debt expense resulting from improved credit experience.

          Income from operations. Income from operations increased $5.3 million or 17.8% to $35.0 million in fiscal 2003 from $29.7 million in fiscal 2002. The increase in operating income reflects the higher net sales and gross profit.

          Non-operating expenses. Non-operating expenses decreased by $14.7 million to $6.2 million in 2003 from $20.9 million in 2002. The $14.7 million reduction in non-operating expenses includes a $5.3 million reduction in interest expense resulting from the repayment of high interest notes due to the Maytag associated with the Blodgett acquisition and generally lower average debt balances, a $9.1 million expense reduction associated with non-recurring debt extinguishment costs incurred in 2002 pertaining to the company’s refinancing of its debt, a $0.5 million reduction in other net expenses, which is primarily comprised of foreign exchange gains and losses, and a $0.2 million reduction in gains associated with acquisition related financing derivatives.

          Income taxes. The company recorded a net tax provision of $10.1 million in fiscal 2003 at an effective rate of 35.1% as compared to a provision of $2.7 million at an effective rate of 30.8% in the prior year. The lower effective rate in the prior year reflects the benefit of a tax deduction for the write-off of an investment in a foreign subsidiary.

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

          Net sales at the Cooking Systems Group amounted to $218.1 million in 2002 as compared to $93.7 million in the prior year.

•	Core cooking equipment sales increased to $154.8 million as compared to $37.0 million, primarily due to the addition of the acquired Blodgett product lines, which accounted for $117.2 million of the net change. Excluding the acquired product lines, core product sales increased by $0.6 million due to market share gains.

•	Conveyor oven equipment sales amounted to $47.5 million as compared to $40.8 million in the prior year, including an increase of $6.9 million associated with the acquired product lines. Excluding the impact of the acquired product lines, sales were consistent year over year.

-20-

•	Counterline cooking equipment net sales remained stable at $11.0 million in fiscal 2002 as compared to $11.1 million in the prior year. International specialty equipment sales of $4.8 million were constant with the prior year.

          Net sales at the International Distribution Division increased to $35.7 million in 2002 compared to $21.4 million in 2001, due in part to the addition of a company owned distribution operation in the United Kingdom, which was acquired as part of the Blodgett purchase. Net sales of this operation amounted to $8.9 million in fiscal 2002. Excluding the impact of the UK distribution operation, the sales of the International Distribution Division increased by $5.4 million, primarily due to the revenues associated with the acquired product lines which began to be distributed through this division late in the first quarter of 2002.

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

          Selling and distribution expenses increased to $28.2 million in 2002 from $13.2 million in 2001. The increased expense reflects the incremental cost associated with the acquired Blodgett operations. As a percentage of net sales, selling and distribution expenses were 12.3% in fiscal 2002 as compared to 13.0% in fiscal 2001, reflecting the greater leverage of sales and marketing costs over a larger combined sales base.

          General and administrative expenses increased to $20.6 million in 2002 from $10.4 million in 2001, also reflecting the impact of the additional costs associated with the acquisition. As a percentage of net sales, general and administrative expenses were 9.0% in 2002 as compared to 10.2% in 2001. The reduction in general and administrative expense percentage reflects greater leverage of costs over the increased sales base. Additionally, goodwill amortization decreased by $0.8 million, or 0.8% of net sales due to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets”, which requires goodwill and intangible assets with indefinite lives no longer be amortized, but evaluated for impairment based upon financial tests related to the current value for the related assets.

          Income from operations. Income from operations increased $21.8 million to $29.7 million in fiscal 2002 from $7.9 million in fiscal 2001. The increase in operating income reflects the higher net sales and gross profit levels offset in part by increased selling and general and administrative expenses.

          Non-operating expenses. Non-operating expenses increased to $20.9 million in fiscal 2002 from $1.5 million in fiscal 2001. Net interest expense increased by $10.4 million to $11.2 million as a result of increased interest expense associated with the debt incurred to finance the Blodgett acquisition. As a result of the early retirement of the company’s senior bank facility and senior subordinated note, the company recorded a charge in the fourth quarter of 2002 amounting to $9.1 million. The charge included the write-down of $5.3 million in deferred financing costs, $2.8 million of a debt discount associated with the subordinated senior note, and a $1.0 million prepayment penalty associated with the retired debt.  The gain on acquisition related financing derivatives amounted to $0.3 million in 2002, relating to a $0.6 million gain on stock warrant rights that were retired in December 2002 in conjunction with the company’s debt refinancing, offset in part by $0.3 million in unrealized losses on an interest rate swap agreement. Other expenses, which are primarily comprised of foreign exchange losses, increased by $0.1 million to $0.9 million during the year.

          Income taxes. The company recorded a net tax provision of $2.7 million in fiscal 2002 at an effective rate of 30.8%. The tax provision reflects a $3.6 million one-time tax benefit related to the early retirement of the company’s senior bank facility and senior subordinated note and a $1.7 million one-time tax benefit related to the write-off of an investment in the company’s foreign subsidiary in Japan which favorably impacted the effective tax rate. In 2001, the company recorded a net tax provision of $4.8 million at an effective rate of 74.4%, which reflected the impact of foreign losses with no recorded tax benefit and a provision associated with state tax assessments.

Financial Condition and Liquidity

          Total cash and cash equivalents decreased by $4.7 million to $3.7 million at January 3, 2004 from $8.4 million at December 28, 2002. The reduction in cash balances was due to repayment of debt balances. Net borrowings decreased from $88.0 million at December 28, 2002 to $56.5 million at January 3, 2004.

          Operating activities. Net cash provided by operating activities amounted to $29.8 million as compared to $19.5 million in the prior year. Depreciation and amortization amounted to $4.0 million as compared to $6.3 million in the prior year. The reduction in the expense reflects lower amortization of deferred financing costs, which were written-off at the end of 2002 in conjunction with the company’s debt refinancing. Deferred tax expense amounted to $1.4 million reflecting a reduction in the estimated temporary differences from 2003. Unpaid interest on seller notes of $0.6 million decreased from the prior year due to lower interest expense on the seller financed notes due to the Maytag, which were paid down during 2003. Accounts receivable decreased $4.8 million due to slowed shipments resulting from scheduled production shutdowns at the end of 2003, resulting in a temporary reduction in billing activity and a favorable, but temporary, impact on cash flows. Inventories declined $2.1 million reflecting the impact of actions to standardize product line platforms. Prepaid and other assets increased due to prepayments on estimated 2004 tax obligations. Accounts payable decreased $1.6 million due to normal operating variations resulting from the timing of vendor purchases and payments. Accrued expenses and other liabilities increased $1.0 million due to increases in warranty and product liability reserves associated with increased sales volumes and increased retirement benefit obligations.

          Investing activities. During 2003 net cash used for investing activities amounted to $20.1 million. This included $1.0 million of property additions during the year for enhancements to existing manufacturing facilities and $19.1 million in repayments of principal and interest paid in kind associated with seller notes due to Maytag related to the 2001 Blodgett acquisition. The notes due to Maytag had an original maturity in 2006. The company elected to make a prepayment on these notes due to the high rate of interest in excess of 12%. At year-end, only $2.0 million of notes remained unpaid.

          Financing activities. Net cash used in financing activities amounted to $14.4 million in 2003. This included the repayment of $12.0 million of scheduled term loan payments and repayment of $2.4 million in foreign borrowings. The company borrowed $1.5 million to fund the repayment of the seller notes and term debt obligations.

          During the fourth quarter of 2003 the company also elected to issue a $0.25 dividend in light of the company’s strong financial performance during the year. This dividend amounted to $2.3 million.

          In 2004, the company has scheduled debt repayments of $13.0 million in connection with its $53.0 senior bank term loan. The company has a $30 million revolving credit facility under which borrowings are limited to the amount of collateral as defined per the financing agreement. At year-end, the collateral base and borrowing availability amounted to $15.3 million of which $3.0 was utilized, including $1.5 million in borrowings and $1.5 million in letters of credit. The company utilizes this revolving credit facility to periodically fund short-term working capital needs. The company believes that cash flows from operations and borrowing availability under the revolving credit facility will be sufficient to satisfy debt obligations, capital expenditures and working capital requirements for the foreseeable future. At January 3, 2004 the company was in compliance with all covenants pursuant to its borrowing agreements.

Contractual Obligations

The company’s contractual cash payment obligations are set forth below (dollars in thousands):

	Long-term Debt	Operating Leases	Idle Facility Leases	Total Contractual Cash Obligations
Less than 1 year	$14,500	$758	$1,271	$16,529
1-3 years	28,600	1,151	2,177	31,928
4-5 years	13,400	512	2,222	16,134
After 5 years	—	117	6,819	6,936

	$56,500	$2,538	$12,489	$71,527

          Idle facility leases consist of obligations for two manufacturing locations that were exited in conjunction with the company’s manufacturing consolidation efforts. The lease obligations continue through December 2014. One of these facilities has been subleased. The company is actively looking for a subtenant for the second facility. The obligations presented above do not reflect any anticipated sublease income from the facilities.

          As indicated in Note 13 to the consolidated financial statements, the projected benefit obligation of the defined benefit plans exceeded the plans’ assets by $4.1 million at the end of 2003 as compared to $3.3 million at the end of 2002. The increase in the unfunded benefit obligations primarily resulted from the reduction in the assumed discount rate from 7.0% in 2002 to 6.25% in 2003. The unfunded benefit obligations were comprised of a $0.7 million under funding of the company’s union plan and $3.4 million of under funding of the company’s director plans. The company made minimum contributions required by the Employee Retirement Income Security Act of 1974 (“ERISA”) of $0.3 million in 2003 and $0.4 million in 2002 to the company’s union plan. The company expects to continue to make minimum contributions to the union plan as required by ERISA. The company made contributions of $1.0 million in 2003 and no contribution in 2002 to the company’s director plans. Contributions to the director plans are at the discretion of the company and made in consideration of the funded status of the plan and the company’s cash flows.

          The company has $1.5 million in outstanding letters of credit, which expire on March 30, 2004 with an automatic one-year renewal, to secure potential obligations under insurance programs.

          The company places purchase orders with its suppliers in the ordinary course of business. These purchase orders are generally to fulfill short-term manufacturing requirements of less than 90 days and most are cancelable with a restocking penalty. The company has no long-term purchase contracts or minimum purchase obligations with any supplier.

          The company has no activities, obligations or exposures associated with off-balance sheet arrangements.

Related Party Transactions

          On November 8, 1999 the company made a loan to its Chief Executive Officer, in the amount of $434,250. The loan was repayable with interest of 6.08% on February 28, 2003 and was established in conjunction with 100,000 shares of common stock purchased at the market price by the company on behalf of the officer. In accordance with a special incentive agreement with the officer, the loan and the related interest was to be forgiven by the company if certain targets of Earnings Before Taxes for fiscal years 2000, 2001 and 2002 were achieved. As of December 28, 2002, the entire loan had been forgiven as the financial targets established by the special incentive agreement had been achieved. One-third of the principal loan amount had been forgiven in fiscal 2000 and the remaining two-thirds was forgiven in fiscal 2002.

          A second loan to the company’s Chief Executive Office was made on March 1, 2001 in the amount of $300,000 and was repayable with interest of 6.0% on February 24, 2004. This loan was established in conjunction with the company’s commitment to transfer 50,000 shares of common stock from treasury to the officer at $6.00 per share. The market price at the close of business on March 1, 2001 was $5.94 per share. In accordance with a special incentive agreement with the officer, the loan and the related interest were to be forgiven by the company if certain targets of Earnings Before Taxes for fiscal years 2001, 2002, and 2003 were achieved. As of January 3, 2004, the entire loan had been forgiven as the financial targets established by the special incentive agreement had been achieved. One-third of the principal loan amount had been forgiven for the achievement of the defined targets in fiscal 2002 and the remaining two-thirds was forgiven in fiscal 2003. Amounts forgiven were recorded in general and administrative expense.

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

          Warranty . In the normal course of business the company issues product warranties for specific product lines and provides for the estimated future warranty cost in the period in which the sale is recorded.  The estimate of warranty cost is based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided. Adjustments to initial obligations for warranties are made as changes in the obligations become reasonably estimable.

          Lease obligations. In 2002 and 2001, the company established reserves associated with lease obligations for manufacturing facilities that were exited in conjunction with manufacturing consolidation efforts related to the acquisition of Blodgett.  The terms of the leases associated with the two facilities in Shelburne, Vermont and Quakertown, Pennsylvania extend through December 2014.  The company currently has a subtenant for the Quakertown, Pennsylvania facility for a portion of the lease term. The company is actively searching for a subtenant for the other facility.  The recorded reserves are established for the future lease obligations net of an estimate for anticipated sublease income.  The forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate.  If the company’s estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

          Litigation.From time to time, the company is subject to proceedings, lawsuits and other claims related to products, suppliers, employees, customers and competitors. The company maintains insurance to cover product liability, workers compensation, property and casualty, and general liability matters.  The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.  A determination of the amount of accrual required, if any, for these contingencies is made after assessment of each matter and the related insurance coverage.  The required accrual may change in the future due to new developments or changes in approach such as a change in settlement strategy in dealing with these matters.  The company does not believe that any such matter will have a material adverse effect on its financial condition or results of operations.

          Income taxes. The company operates in numerous foreign and domestic taxing jurisdictions where it is subject to various types of tax, including sales tax and income tax.  The company’s tax filings are subject to audits and adjustments. Because of the nature of the company’s operations, the nature of the audit items can be complex, and the objectives of the government auditors can result in a tax on the same transaction or income in more than one state or country.  As part of the company’s calculation of the provision for taxes, the company establishes reserves for the amount that it expects to incur as a result of audits. The reserves may change in the future due to new developments related to the various tax matters.

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

          In June 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets”, superceding APB Opinion No. 17, “Intangible Assets”. This statement addresses how intangible assets that are acquired individually or with a group of other assets (excluding assets acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with this statement, goodwill and certain other intangible assets with indefinite lives will no longer be amortized, but evaluated for impairment based upon financial tests related to the current value for the related assets. As a result there may be more volatility in reported income than under the previous standards because impairment losses are likely to occur irregularly and in varying amounts. The company adopted this statement in the first quarter of 2002. Upon initial adoption of this statement, the company determined that no impairment of goodwill or other intangible assets had occurred. At January 3, 2004 and  December 28, 2002  the company did not have any intangible assets subject to amortization. The company recorded goodwill amortization, which reduced net income by $0.9 million from $2.5 million, or $0.28 per share in fiscal 2001.

          In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and requires that such costs be recognized as a liability when the recognition criteria in FASB Concepts Statement No. 5 “Recognition and Measurement in the Financial Statements of Business Enterprises” are met. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the company’s financial position, results of operations or cash flows.

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

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 eliminates the previous requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses are to be classified as extraordinary items only if they are deemed to be unusual and infrequent. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The company adopted this statement in fiscal 2003. As a result, in the 2003 financial statements, the company made a reclassification in the presentation of a loss incurred pertaining to the extinguishment of debt and its related tax benefit in the 2002 statement of earnings. In the 2002 financial statements, the company reported a $5.5 million extraordinary loss, comprised of a $9.1 million debt extinguishment loss net of a $3.6 million tax benefit. In the 2003 financial statements, the $9.1 million loss has been reclassified to debt extinguishment expense as a component of earnings before income taxes and the related $3.6 million tax benefit to the provision for income taxes.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. This statement is effective for financial statements issued for fiscal years beginning after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the company’s financial position, results of operations or cash flows.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure–an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company has applied this guidance in the 2003 financial statements.

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement requires that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the company’s financial position, results of operations or cash flows.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for classifying and measuring certain financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the company’s financial position, results of operations or cash flows.

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

          Competition . The cooking and warming segment of the foodservice equipment industry is highly competitive and fragmented. Within a given product line, the industry remains fairly concentrated, with typically a small number of competitors accounting for the bulk of the industry-wide sales. Industry competition includes companies that manufacture a broad line of commercial foodservice equipment products and those that specialize in a particular product line. Some of the company’s competitors have greater financial and marketing resources than the company. In addition, some competitors have different pricing structures and may be able to deliver their products at lower prices. Although the company believes that the performance and price characteristics of its products will provide competitive solutions for its customers’ needs, there can be no assurance that its customers will choose the company’s products over products offered by competitors. Further, the market for the company’s products is characterized by changing technology and evolving industry standards. The company is aware of other companies that are developing, and in some cases have introduced, new equipment based on high-speed heating methods and technologies. Accordingly, the company’s ability to compete successfully will depend, in large part, on its ability to enhance and improve its existing products.

          Product liability matters. The company is engaged in a business that could expose it to possible liability claims from others, including foodservice operators and their staff, as well as from consumers, for personal injury or property damage due to alleged design or manufacturing defects in the company’s products. The company maintains an umbrella liability insurance policy to cover claims up to $15 million per occurrence and in aggregate. There can be no assurance, however, that the company’s insurance will be sufficient to cover potential claims or that an adequate level of coverage will be available in the future at reasonable cost. A partially insured or a completely uninsured successful claim against the company could have a material adverse effect on the company.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

          The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

	Fixed Rate Debt	Variable Rate Debt
	(dollars in thousands)

2004	$—	$14,500
2005	—	13,300
2006	2,000	13,300
2007	—	13,400
2008	—	—

	$2,000	$54,500

          As of January 3, 2004, the company had aggregate borrowings under its senior bank agreement of $54.5 million. Year-end borrowings included a $48.5 million term loan assessed interest at floating rates of 2.75% above LIBOR, a $4.5 million term loan assessed interest at a rate of 3.75% above LIBOR and $1.5 million under the revolving credit facility. At January 3, 2004, the interest rate on the $48.5 million and $4.5 million term loans were 3.99% and 4.93%, respectively. The interest rate on the $48.5 million term loan may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Availability under the aggregate $30.0 million revolving credit facility is limited to the amount of collateral as defined by the senior bank agreement. At year-end, the collateral base and borrowing availability amounted to $15.3 million of which $3.0 was utilized, including $1.5 million in borrowings and $1.5 million in letters of credit. The revolving credit facility is assessed interest at 1.0% above PRIME for short-term borrowings or 2.75% above LIBOR on long-term borrowings. On January 3, 2004, the borrowings under the revolving credit facility carried an interest rate of 5.0%. A variable commitment fee, based upon the indebtedness ratio, is charged on the unused portion of the line of credit. This variable commitment fee amounted to 0.45% as of January 3, 2004.

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

          As of January 3, 2004 the company had $2.0 million in notes due to Maytag. The notes due to Maytag mature in December 2006 and bear an interest rate of 12.0% payable in cash. Interest on the Maytag notes is assessed semi-annually. The notes become immediately due upon the occurrence of certain material events without the written permission of Maytag, including a change in control, a business acquisition, the acceleration of the senior bank debt, or the issuance of additional debt. The company has the ability to prepay the notes to Maytag without penalty.

          The terms of the senior secured credit facility and subordinated note to Maytag limit the paying of dividends, capital expenditures and leases, and require, among other things, a minimum amount, as defined, of stockholders’ equity, and certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. At January 3, 2004, the company was in compliance with all covenants pursuant to its borrowing agreements.

Foreign Exchange Derivative Financial Instruments

          The company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward and option purchase contracts outstanding at January 3, 2004, the fair value of which was approximately $(0.1) million at the end of the year:

Sell		Purchase	Maturity
1,000,000,000	South Korean Won	$848,000 US Dollars	January 12, 2004
17,250,000	Taiwan Dollar	$507,000 US Dollars	January 12, 2004
5,170,000	Mexico Pesos	$458,000 US Dollars	January 12, 2004
6,161,400	Mexico Pesos	$541,000 US Dollars	January 12, 2004
1,000,000	British Pounds	$1,743,000 US Dollars	January 12, 2004

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of  The Middleby Corporation

We have audited the accompanying consolidated balance sheets of The Middleby Corporation and Subsidiaries as of January 3, 2004 and December 28, 2002 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2004. Our audits also included the financial statement schedule listed in the Index at Item 8, Part II for the years ended January 3, 2004, December 28, 2002 and December 29, 2001. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Middleby Corporation and Subsidiaries as of January 3, 2004 and December 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 4 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

Deloitte & Touche LLP
Chicago, Illinois

March 23, 2004

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS JANUARY 3, 2004 AND DECEMBER 28, 2002 (amounts in thousands, except share data)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$3,652	$8,378
Accounts receivable, net	23,318	27,797
Inventories, net	25,382	27,206
Prepaid expenses and other	1,776	1,069
Current deferred taxes	12,839	13,341

Total current assets	66,967	77,791

Property, plant and equipment, net	24,921	27,500
Goodwill	74,761	74,761
Other intangibles	26,300	26,300
Other assets	1,671	1,610

Total assets	$194,620	$207,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$14,500	$14,400
Accounts payable	11,901	13,488
Accrued expenses	37,076	36,013

Total current liabilities	63,477	63,901

Long-term debt	42,000	73,562
Long-term deferred tax liability	8,264	7,878
Other non-current liabilities	18,789	17,989
Stockholders’ equity:
Preferred stock, $.01 par value; none issued	—	—
Common stock, $.01 par value, 11,257,021 and 11,028,396 shares issued in 2003 and 2002, respectively	113	110
Shareholder receivable	—	(200)
Paid-in capital	55,279	53,837
Treasury stock at cost; 2,047,271 and 2,002,474 shares in 2003 and 2002, respectively	(12,463)	(11,635)
Retained earnings	21,470	5,073
Accumulated other comprehensive loss	(2,309)	(2,553)

Total stockholders’ equity	62,090	44,632

Total liabilities and stockholders’ equity	$194,620	$207,962

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements. -36-

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED JANUARY 3, 2004, DECEMBER 28, 2002 AND
DECEMBER 29, 2001
(amounts in thousands, except per share data)

	2003	2002	2001

Net sales	$235,402	$229,108	$101,552
Cost of sales	149,549	150,608	70,048

Gross profit	85,853	78,500	31,504

Selling and distribution expenses	29,609	28,213	13,180
General and administrative expenses	21,228	20,556	10,390

Income from operations	35,016	29,731	7,934
Net interest expense and deferred financing amortization	5,891	11,180	740
Gain on acquisition financing derivatives	(62)	(286)	—
Debt extinguishment expenses	—	9,122	—
Other expense, net	366	901	794

Earnings before income taxes	28,821	8,814	6,400
Provision for income taxes	10,123	2,712	4,764

Net earnings	$18,698	$6,102	$1,636

Net earnings per share:
Basic	$2.06	$0.68	$0.18

Diluted	$1.99	$0.67	$0.18

Weighted average number of shares
Basic	9,065	8,990	8,981
Dilutive stock options	327	142	16

Diluted	9,392	9,132	8,997

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements. -37-

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED JANUARY 3, 2004, DECEMBER 28, 2002 AND
DECEMBER 29, 2001
(amounts in thousands)

	Common Stock	Shareholder Receivable	Paid-in Capital	Treasury Stock	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance, December 30, 2000	$110	$(290)	$53,805	$(11,707)	$(2,665)	$(1,792)	$37,461

Comprehensive income:
Net earnings	--	--	--	--	1,636	--	1,636
Currency translation adjustments	--	--	--	--	--	565	565
Increase in minimum pension liability, net of tax of $(17)	--	--	--	--	--	(42)	(42)

Net comprehensive income	--	--	--	--	1,636	523	2,159
Exercise of stock options	--	--	9	--	--	--	9
Issuance of treasury stock	--	--	--	93	--	--	93
Purchase of treasury stock	--	--	--	(313)	--	--	(313)

Balance, December 29, 2001	$110	$(290)	$53,814	$(11,927)	$(1,029)	$(1,269)	$39,409

Comprehensive income:
Net earnings	--	--	--	--	6,102	--	6,102
Currency translation adjustments	--	--	--	--	--	(378)	(378)
Increase in minimum pension liability, net of tax of $(138)	--	--	--	--	--	(346)	(346)
Unrealized loss on interest rate swap	--	--	--	--	--	(560)	(560)

Net comprehensive income	--	--	--	--	6,102	(1,284)	4,818
Exercise of stock options	--	--	15	--	--	--	15
Shareholder loan	--	(300)	--	--	--	--	(300)
Loan forgiveness	--	390	--	--	--	--	390
Issuance of treasury stock	--	--	8	292	--	--	300

Balance, December 28, 2002	$110	$(200)	$53,837	$(11,635)	$5,073	$(2,553)	$44,632

Comprehensive income:
Net earnings	--	--	--	--	18,698	--	18,698
Currency translation adjustments	--	--	--	--	--	468	468
Increase in minimum pension liability, net of tax of $(380)	--	--	--	--	--	(621)	(621)
Unrealized gain on interest rate swap, net of tax $(118)	--	--	--	--	--	397	397

Net comprehensive income	--	--	--	--	18,698	244	18,942
Exercise of stock options	3	--	1,442	(828)	--	--	617
Loan forgiveness	--	200	--	--	--	--	200
Dividend payment	--	--	--	--	(2,301)	--	(2,301)

Balance, January 3, 2004	$113	$--	$55,279	$(12,463)	$21,470	$(2,309)	$62,090

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements. -38-

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED JANUARY 3, 2004, DECEMBER 28, 2002 AND DECEMBER 29, 2001 (amounts in thousands)

	2003	2002	2001
Cash flows from operating activities—
Net earnings	$18,698	$6,102	$1,636
Adjustments to reconcile net earnings to net cash provided by operating activities—
Depreciation and amortization	3,990	6,280	3,582
Deferred taxes	1,386	(1,904)	3,394
Unrealized (gain) loss on derivative financial instruments	(62)	326	—
Debt extinguishment	—	8,087	—
Unpaid interest on seller notes	567	2,340	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	4,792	(2,700)	7,101
Inventories, net	2,136	1,719	3,682
Prepaid expenses and other assets	(1,176)	516	564
Accounts payable	(1,587)	1,998	(2,633)
Accrued expenses and other liabilities	1,046	(3,232)	(3,380)

Net cash provided by operating activities	29,790	19,532	13,946

Cash flows from investing activities—
Additions to property and equipment	(1,003)	(1,087)	(469)
Acquisition of Blodgett	(19,129)	—	(74,998)

Net cash (used in) investing activities	(20,132)	(1,087)	(75,467)

Cash flows from financing activities—
Proceeds (repayments) under revolving credit facilities	1,500	(13,885)	5,641
Net proceeds (repayments) under senior secured bank notes	(12,000)	24,500	40,500
Proceeds (repayments) under subordinated senior note	—	(25,013)	25,013
Proceeds (repayments) under foreign bank loan	(2,400)	2,400	—
Debt issuance costs	—	(1,346)	(6,841)
Retirement of warrant associated with note obligation	—	(2,688)	—
Repurchase of treasury stock	—	—	(313)
Issuance of treasury stock	—	300	93
Payment of special dividend	(2,301)	—	—
Net proceeds from stock issuances	617	15	9
Shareholder loan	200	(300)	—
Other financing activities, net	—	(47)	(288)

Net cash (used in) provided by financing activities	(14,384)	(16,064)	63,814

Changes in cash and cash equivalents—
Net (decrease) increase in cash and cash equivalents	(4,726)	2,381	2,293
Cash and cash equivalents at beginning of year	8,378	5,997	3,704

Cash and cash equivalents at end of year	$3,652	$8,378	$5,997

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements. -39-

THE MIDDLEBY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

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

          On December 21, 2001, the company completed its acquisition of Blodgett Holdings, Inc. (“Blodgett”) from Maytag Corporation (“Maytag”).

          The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed was recorded as goodwill. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and certain other intangible assets in conjunction with the Blodgett acquisition are subject to the nonamortization provisions of this statement from the date of acquisition.

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

          During 2003, the company paid $19.1 million of principal and interest paid in kind to Maytag. At January 3, 2004, $2.0 million of notes remained unpaid.

(3)	RECLASSIFICATION

          The company has made certain reclassifications to the fiscal year 2002 financial statements. Under SFAS No. 145, “Rescission of FASB Statements SFAS No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”, issued in April 2002, the previous requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement was eliminated. Instead, such gains and losses are to be classified as extraordinary items only if they are deemed to be unusual and infrequent. These changes are effective for fiscal years beginning after May 15, 2002. As a result, in the 2003 financial statements, the company made a reclassification in the presentation of a loss incurred pertaining to the extinguishment of debt and its related tax benefit in the 2002 statement of earnings. In the 2002 financial statements, the company reported a $5.5 million extraordinary loss, comprised of a $9.1 million debt extinguishment loss net of a $3.6 million tax benefit. In the 2003 financial statements, the $9.1 million loss has been reclassified to debt extinguishment expense as a component of earnings before income taxes and the related $3.6 million tax benefit to the provision for income taxes.

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

          The company’s fiscal year ends on the Saturday nearest December 31. Fiscal years 2003, 2002 and 2001 ended on January 3, 2004, December 28, 2002 and December 29, 2001, respectively, and each included 53, 52 and 52 weeks, respectively.

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

Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $3,146,000 and $3,494,000 at January 3, 2004 and December 28, 2002, respectively.

(d)	Inventories

          Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for Blodgett inventory have been determined using the last-in, first-out (“LIFO”) method. Costs for all other inventory have been determined using the first-in, first-out (“FIFO”) method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at January 3, 2004 and December 28, 2002 are as follows:

	2003	2002
	(dollars in thousands)

Raw materials and parts	$3,798	$6,178
Work in process	5,288	5,849
Finished goods	15,667	15,179

	24,753	27,206
LIFO Adjustment	629	—

Total	$25,382	$27,206

(e)	Property, Plant and Equipment

Property, plant and equipment are carried at cost as follows:

	2003	2002
	(dollars in thousands)

Land	$4,925	$4,925
Building and improvements	18,409	18,364
Furniture and fixtures	8,604	8,491
Machinery and equipment	22,129	21,508

	54,067	53,288
Less accumulated depreciation	(29,146)	(25,788)

	$24,921	$27,500

-43-

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

          Depreciation expense is provided for using the straight-line method and amounted to $3,583,000, $3,967,000 and $2,688,000 in fiscal 2003, 2002 and 2001, respectively.

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

(g)	Accrued Expenses

Accrued expenses consist of the following at January 3, 2004 and December 28, 2002, respectively:

	2003	2002
	(dollars in thousands)

Accrued warranty	$11,563	$10,447
Accrued payroll and related expenses	7,094	8,544
Accrued customer rebates	6,935	6,043
Accrued product liability and workers comp	3,398	1,732
Accrued commissions	1,466	1,535
Accrued severance and plant closures	1,092	2,188
Other accrued expenses	5,528	5,524

	$37,076	$36,013

(h)	Litigation Matters

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

(i)	Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive loss as reported in the consolidated balance sheets:

	2003	2002
	(dollars in thousands)

Minimum pension liability	$(2,081)	$(1,460)
Unrealized loss on interest rate swap	(163)	(560)
Currency translation adjustments	(65)	(533)

	$(2,309)	$(2,553)

(j)	Fair Value of Financial Instruments

          Due to their short-term nature, the carrying value of the company’s cash and cash equivalents and receivables approximate fair value. The value of long-term debt, which is disclosed in Note 5, approximates fair value. The company’s derivative instruments are based on market prices when available or are derived from financial valuation methodologies.

(k)	Foreign Currency

          Foreign currency transactions are accounted for in accordance with SFAS No. 52 “Foreign Currency Translation.” Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur. These exchanges losses amounted to $0.6 million and $0.5 million in fiscal 2003 and 2002 respectively.

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

          A rollforward of the warranty reserve is as follows:

	2003	2002
	(dollars in thousands)

Beginning balance	$10,447	$9,179
Warranty expense	9,743	9,357
Warranty claims	(8,627)	(8,089)

Ending balance	$11,563	$10,447

(n)	Research and Development Costs

          Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $2,390,000, $2,624,000 and $1,219,000 in fiscal 2003, 2002 and 2001, respectively.

(o)	Stock Based Compensation

          At January 3,2004, the company had various stock based employee compensation plans which are described more fully in Note 6.

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

          Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123. This information is required to be determined as if the company had accounted for its employee and director stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The weighted average estimated fair value of stock options granted in fiscal 2003 was $8.35 per share and in fiscal 2002 was $4.30 per share. The fair value of options has been estimated at the date of grant using a Black-Scholes option pricing model with the following general assumptions: risk-free interest rate of 2.7% to 2.9% in 2003 and 4.8% in 2002; no expected dividend yield; expected lives of 4 to 8 years in 2003 and 7 years in 2002; and expected volatility of 55% to 65% in 2003 and 75% in 2002.

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

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The company’s pro forma net earnings and per share data utilizing a fair value based method is as follows:

	2003	2002	2001

Net income – as reported	$18,698	$6,102	$1,636
Less: Stock–based employee
compensation expense, net of taxes	583	226	111

Net income – pro forma	$18,115	$5,876	$1,525

Earnings per share – as reported:
Basic	$2.06	$0.68	$0.18
Diluted	1.99	0.67	0.18

Earnings per share – pro forma:
Basic	$2.00	$0.65	$0.17
Diluted	1.93	0.64	0.17

(p)	Earnings Per Share

          In accordance with SFAS No. 128 “Earnings Per Share”, “basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding, warrants and other dilutive securities.

          The company’s potentially dilutive securities consist of shares issuable on exercise of outstanding options computed using the treasury method and amounted to 327,000, 142,000 and 16,000 for fiscal 2003, 2002 and 2001, respectively. Stock options amounting to 5,000 at a price of $9.63 and 322,000 at prices from $6.00 to $9.63 for fiscal 2002 and 2001, respectively, were excluded from the common share equivalents, as they were anti-dulutive.

(q)	Consolidated Statements of Cash Flows

          Cash paid for interest was $4,532,000, $6,248,000 and $402,000 in fiscal 2003, 2002 and 2001, respectively. Cash payments totaling $8,349,000, $4,761,000 and $1,369,000 were made for income taxes during fiscal 2003, 2002 and 2001, respectively.

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

          In June 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets”, superceding APB Opinion No. 17, “Intangible Assets”. This statement addresses how intangible assets that are acquired individually or with a group of other assets (excluding assets acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with this statement, goodwill and certain other intangible assets with indefinite lives will no longer be amortized, but evaluated for impairment based upon financial tests related to the current value for the related assets. As a result there may be more volatility in reported income than under the previous standards because impairment losses are likely to occur irregularly and in varying amounts. The company adopted this statement in the first quarter of 2002. Upon initial adoption of this statement, the company determined that no impairment of goodwill or other intangible assets had occurred. Goodwill of $74.8 million and other intangible assets (trademarks) of $26.3 million have been accounted for consistently with the nonamortization provisions of this statement. At January 3, 2004 and December 28, 2002 the company did not have any intangible assets subject to amortization. The company recorded goodwill amortization, which reduced net income by $0.9 million from $2.5 million, or $0.28 per share in fiscal 2001.

          In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and requires that such costs be recognized as a liability in the period in which incurred. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on the company’s financial position, results of operations or cash flows.

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

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements SFAS No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 eliminates the previous requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses are to be classified as extraordinary items only if they are deemed to be unusual and infrequent. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The company adopted this statement in fiscal 2003. As a result, in the 2003 financial statements, the company made a reclassification in the presentation of a loss incurred pertaining to the extinguishment of debt and its related tax benefit in the 2002 statement of earnings. In the 2002 financial statements, the company reported a $5.5 million extraordinary loss, comprised of a $9.1 million debt extinguishment loss net of a $3.6 million tax benefit. In the 2003 financial statements, the $9.1 million loss has been reclassified to debt extinguishment expense as a component of earnings before income taxes and the related $3.6 million tax benefit to the provision for income taxes.

          In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. This statement is effective for financial statements issued for fiscal years beginning after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the company’s financial position, results of operations or cash flows.

          In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company has applied this guidance in the 2003 financial statements.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for classifying and measuring certain financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the company’s financial position, results of operations or cash flows.

(5)	FINANCING ARRANGEMENTS

The following is a summary of long-term debt at January 3, 2004 and December 28, 2002:

	2003	2002
	(dollars in thousands)

Senior secured revolving credit line	$1,500	$—
Senior secured bank term loans	53,000	65,000
Notes to Maytag	2,000	20,562
Foreign bank loan	—	2,400

Total debt	$56,500	$87,962

Less current maturities of
long-term debt	14,500	14,400

Long-term debt	$42,000	$73,562

          As of January 3, 2004, the company maintained a senior secured bank facility comprised of a $30.0 million revolving credit line and $53.0 million in term loans. The borrowing availability under the revolving credit line is limited to the amount of collateral as defined by the senior bank agreement. Borrowings under the revolving credit line amounted to $1.5 million and are assessed at an interest rate of 1.0% above PRIME for short-term borrowings or 2.75% above LIBOR for long-term borrowings, which at January 3, 2004 amounted to 5.0%. Term loans include a $48.5 million loan assessed interest at floating rates of 2.75% above LIBOR and a $4.5 million loan assessed interest at a rate of 3.75% above LIBOR. At January 3, 2004, the interest rate on the $48.5 million and $4.5 million term loans were 3.99% and 4.93%, respectively. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis.

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

          As of January 3, 2004 the company had $2.0 million in notes due to Maytag. The notes due to Maytag mature in December 2006 and bear an interest rate of 12.0% payable in cash. Interest on the notes is assessed semi-annually. The notes become immediately due upon the occurrence of certain material events without the written permission of Maytag, including a change in control, a business acquisition, the acceleration of the senior bank debt, or the issuance of additional debt. The company has the ability to prepay the notes to Maytag without penalty.

          The terms of the senior secured credit facility and subordinated note to Maytag limit the paying of dividends, capital expenditures and leases, and require, among other things, a minimum amount, as defined, of stockholders’ equity, and certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. At January 3, 2004, the company was in compliance with all covenants pursuant to its borrowing agreements.

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

          As of December 28, 2002 the company’s subsidiary in Spain had $2.4 million in U.S. dollar borrowings under a senior bank loan. This loan amortized in equal monthly payments maturing in December 2003 and was assessed interest at a rate of 0.45% above LIBOR, which amounted to 1.87% at December 28, 2002.

          As of December 28, 2002 the company had $20.6 million in notes due to Maytag. The notes due to Maytag mature in December 2006 and consisted of $13.7 million in notes that bear an interest rate of 12.0% payable in cash and $6.9 million in notes that bear an interest rate of 13.5% through December 31, 2004 and 12.0% thereafter. Interest prior to December 31, 2004 on the $6.9 million in notes was to be paid by the issuance of additional subordinated notes in principal amounts equal to such interest payable. After December 31, 2004 interest on these notes was payable in cash, unless such payment would result in the violation of the provisions within the senior bank agreement.

The aggregate amount of debt payable during each of the next five years is as follows:

(dollars in thousands)

2004	$14,500
2005	13,300
2006	15,300
2007	13,400
2008	—

$56,500

(6)	COMMON AND PREFERRED STOCK

(a)	Shares Authorized and Issued

At January 3, 2004 and December 28, 2002, the company had 20,000,000 shares of common stock and 2,000,000 shares of Non-voting Preferred Stock authorized. At January 3, 2004, there were 9,209,750 common stock shares issued and outstanding.

(b)	Treasury Stock

In July 1998, the company’s Board of Directors adopted a stock repurchase program and during 1998 authorized the purchase of up to 1,800,000 common shares in open market purchases. As of January 3, 2004, 952,700 shares had been purchased under the 1998 stock repurchase program.

In October 2000, the company’s Board of Directors approved a self tender offer that authorized the purchase of up to 1,500,000 common shares from existing stockholders at a per share price of $7.00. On November 22, 2000 the company announced that 1,135,359 shares were accepted for payment pursuant to the tender offer for $7.9 million.

At January 3, 2004, the company had a total of 2,047,271 shares in treasury amounting to $12.5 million.

-53-

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

The company maintains a 1998 Stock Incentive Plan (the “Plan”), as amended on December 15, 2003, which provides rights to key employees to purchase shares of common stock at specified exercise prices. A maximum amount of 1,500,000 shares can be issued under the Plan. Options may be exercised upon certain vesting requirements being met, but expire to the extent unexercised within a maximum of ten years from the date of grant.

In addition to the above Plan, certain directors of the company have options outstanding at January 3, 2004 for 7,500 shares exercisable at $11.72 per share that expire on May 15, 2013, 18,000 shares exercisable at $10.51 per share, that expire on March 5, 2013, 60,000 shares exercisable at $7.50 per share that expire on February 14, 2006 and 12,000 shares exercisable at $6.00 per share that expire on May 11, 2005. The options held by the directors are fully vested.

-54-

A summary of stock option activity is presented below:

Stock Option Activity	Employees	Directors	Option Price Per Share
Outstanding at
January 1, 2000:	318,050	76,000

Granted	18,000	24,000	$6.00 to 7.0625

Exercised	(32,875)	—	$1.25 to $5.625

Forfeited	(15,050)	—	$4.50 to $5.25

Outstanding at
December 30, 2000:	288,125	100,000

Granted	—	—

Exercised	(2,500)	—	$4.50 to $5.25

Forfeited	(4,000)	(18,000)	$4.50 to $7.50

Outstanding at
December 29, 2001:	281,625	82,000

Granted	380,000	—	$ 5.90

Exercised	(3,000)	(1,000)	$1.875 to $4.50

Forfeited	(100,500)	—	$4.50 to $7.094

Outstanding at
December 28, 2002:	558,125	81,000

Granted	665,100	31,500	$10.51 to $18.47

Exercised	(213,625)	(15,000)	$4.50 to $10.51

Forfeited	(14,100)	—	$5.90 to $10.51

Outstanding at
January 3, 2004:	995,500	97,500

Weighted average price	$13.16	$8.20

Exercisable at
January 3, 2004:	612,925	97,500

Weighted average price	$16.67	$8.20

          In fiscal 2003, the weighted average price of shares granted, exercised and forfeited under the employee stock plan was $16.80, $6.31 and $7.24, respectively. In fiscal 2003, the weighted average price of shares granted and exercised under the director stock plan was $10.80 and $7.80, respectively.

The following summarizes the options outstanding and exercisable for the employee stock plan by exercise price, at January 3, 2004:

Exercise Price	Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Remaining Life
$ 4.50	9,250	0.82	9,250	0.82
$ 5.25	5,750	2.83	5,750	2.83
$ 5.90	304,000	8.15	60,800	8.15
$ 7.063	15,500	1.13	11,625	1.13
$ 10.51	135,500	9.18	—	9.18
$ 18.47	525,500	9.81	525,500	9.81

	995,500	8.96	612,925	9.28

(7)	INCOME TAXES

Earnings before taxes is summarized as follows:

	2003	2002	2001
	(dollars in thousands)

Domestic	$26,928	$5,998	$8,157
Foreign	1,893	2,816	(1,757)

Total	$28,821	$8,814	$6,400

The provision (benefit) for income taxes before extraordinary charges is summarized as follows:

	2003	2002	2001
	(dollars in thousands)

Federal	$7,661	$4,336	$3,235
State and local	2,282	1,557	965
Foreign	180	427	564

Total	$10,123	$6,320	$4,764

Current	$11,011	$5,530	$4,120
Deferred	(888)	790	644

Total	$10,123	$6,320	$4,764

-56-

Reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate are as follows:

	2003	2002	2001
U.S. federal statutory tax rate	35.0%	34.0%	34.0%

Permanent book vs. tax differences	—	(0.3)	6.0
Foreign tax rate differentials	(1.7)	5.0	18.4
State taxes, net of federal benefit	4.9	7.4	16.0
Write-off of foreign investment	—	(18.9)	—

Reserve adjustments and other	(3.1)	3.6	—

Consolidated effective tax	35.1%	30.8%	74.4%

At January 3, 2004 and December 28, 2002, the company had recorded the following deferred tax assets and liabilities, which were comprised of the following:

	2003	2002
	(dollars in thousands)

Deferred tax assets:
Warranty reserves	$4,514	$4,131
Accrued severance and plant closure	3,578	3,964
Accrued retirement benefits	2,594	1,636
Inventory reserves	2,146	2,092
Payroll related	1,433	—
Product liability reserves	1,173	813
Receivable related reserves	1,156	1,147
Unicap	406	405
Foreign net operating loss carry-forwards	211	732
Tax credit carry-forwards	—	3,134
Alternative minimum tax credits	—	922
Other	1,406	1,177

Gross deferred tax assets	18,617	20,153

Valuation allowance	–	(732)

Deferred tax assets	$18,617	$19,421

Deferred tax liabilities:
Intangible assets	$(10,651)	$(10,678)
Depreciation	(2,922)	(2,355)
LIFO reserves	(469)	(925)

Deferred tax liabilities	$(14,042)	$(13,958)

-57-

(8)	FINANCIAL INSTRUMENTS

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

          The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of January 3, 2004, the company had forward contracts to purchase $4.1 million U.S. Dollars with various foreign currencies, all of which mature in the next fiscal quarter. The fair value of these forward contracts was approximately $(0.1) million at the end of the year.

(b)	Interest rate swap

          In January 2002, in accordance with the senior bank agreement, the company entered into an interest rate swap agreement with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. A loss of  $(0.3) million was recorded in earnings for the six-month period ended June 29, 2002 as the interest rate swap was marked-to-market (not specifically designated as a hedge). At June 30, 2002 the company designated the swap as a cash flow hedge. Accordingly, changes in the fair value of the swap subsequent to June 30, 2002 are recognized in accumulated other comprehensive income and any hedge ineffectiveness is recorded in current-period earnings as a component of gains and losses on acquisition financing derivatives. The change in fair value of the swap subsequent to June 30, 2002 was $(0.3) million and was recorded as a component of other comprehensive income.

          In February 2003, in accordance with the senior bank agreement, the company entered into an interest rate swap agreement with a notational amount of $10.0 million to fix the interest rate applicable to certain of its variable rate debt. The agreement swaps one month LIBOR for a fixed rate of 2.36% and is in effect through December 30, 2005. The interest rate swap has been designated as a hedge, and in accordance with SFAS No. 133 the changes in the fair value are recorded as a component of accumulated comprehensive income. The change in the fair value of the swap during 2003 was a gain of less than $0.1 million.

(c)	Stock warrant rights

          In conjunction with the subordinated senior notes issued in connection with the financing for the Blodgett acquisition, the company issued 358,346 stock warrant rights and 445,100 conditional stock warrant rights to the subordinated senior noteholder. The warrant rights allowed the noteholder to purchase Middleby common stock at $4.67 per share through their expiration on December 21, 2011. The conditional stock warrant rights were exercisable in the circumstance that the noteholder fails to achieve certain prescribed rates of return as defined per the note agreement. After March 15, 2007 or upon a Change in Control as defined per the note agreement, the subordinated senior noteholder had the ability to require the company to repurchase these warrant rights at the fair market value. The obligation pertaining to the repurchase of the warrant rights was recorded in Other Non-Current Liabilities at fair market value utilizing a Black-Scholes valuation model, which was assessed at value of $3.3 million as of December 29, 2001. The 358,346 of stock warrant rights were repurchased for $2.7 million in cash in conjunction with the repayment of the subordinated senior note. Conditional stock warrant rights of 445,100 expired unexercised with the retirement of the notes. The company recorded a gain of $0.6 million in conjunction with the repurchase and expiration of the warrant rights.

(9)	LEASE COMMITMENTS

          The company leases warehouse space, office facilities and equipment under operating leases, which expire in fiscal 2004 and thereafter. The company also has lease obligations for two manufacturing facilities that were exited in conjunction with manufacturing consolidation efforts related to the acquisition of Blodgett. Future payment obligations under these leases are as follows:

	Operating Leases	Idle Facility Leases	Total Lease Commitments
	(dollars in thousands)
2004	$758	$1,271	$2,029
2005	624	1,077	1,701
2006	527	1,099	1,626
2007	274	1,107	1,381
2008 and thereafter	355	7,935	8,290

	$2,538	$12,489	$15,027

          Rental expense pertaining to the operating leases was $0.6 million, $1.1 million, and $0.5 million in fiscal 2003, 2002, and 2001, respectively. Reserves of $8.6 million have been established for the idle facility leases, net of anticipated sublease income (see Note 10 for further discussion).

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

          Reserves of $6.9 million were established for facility closure costs predominately related to lease obligations for manufacturing facilities that were exited in 2001 and 2002. During the second quarter of 2001, prior to the acquisition, reserves were established for lease obligations associated with a manufacturing facility in Quakertown, Pennsylvania that was exited when production at this facility was relocated to an existing facility in Bow, New Hampshire. The lease associated with the exited facility extends through December 11, 2014. The facility is currently subleased for a portion of the lease term through July 2006. During the second quarter of 2002, the company exited leased facilities in Shelburne, Vermont in conjunction with the company’s manufacturing consolidation initiatives. The Shelburne lease extends through December 11, 2014. This facility has not been subleased although the company is performing an active search for subtenants. During the third and fourth quarter of 2002, reserves associated with the remaining lease obligation were increased by $3.4 million through purchase accounting due to changes in assumptions related to the timing and amount of sublease income expected to be realized, resulting in an increase to goodwill. Future lease obligations under these facilities amount to approximately $14.2 million. The remaining reserve balance is reflected net of anticipated sublease income.

          The forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate. If the company’s estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

A summary of the reserve balance activity is as follows (in thousands):

	Balance Dec. 29, 2001	Reserve Adjustments	Cash Payments	Balance Dec. 28, 2002	Reserve Adjustments	Cash Payments	Balance Jan. 3, 2004
Severance obligations	$3,947	$(92)	$(3,584)	$271	$(134)	$(122)	$15

Facility closure and lease obligations	6,928	3,377	(812)	9,493	176	(1,020)	8,649

Total	$10,875	$3,285	$(4,396)	$9,764	$42	$(1,142)	$8,664

          As of the end of the year, all actions pertaining to the company’s integration initiatives have been completed. At this time, management believes the remaining reserve balance is adequate to cover the remaining costs identified at January 3, 2004.

(11)	SEGMENT INFORMATION

          The company operates in two reportable operating segments defined by management reporting structure and operating activities.

          The worldwide manufacturing divisions operate through the Cooking Systems Group. This business division has manufacturing facilities in Illinois, New Hampshire, North Carolina, Vermont and the Philippines. This division supports four major product groups, including conveyor oven equipment, core cooking equipment, counterline cooking equipment, and international specialty equipment. Principal product lines of the conveyor oven product group include Middleby Marshall ovens, Blodgett ovens and CTX ovens. Principal product lines of the core cooking equipment product group include the Southbend product line of ranges, steamers, convection ovens, broilers and steam cooking equipment, the Blodgett product line of ranges, convection ovens and combi ovens, MagiKitch’n charbroilers and catering equipment and the Pitco Frialator product line of fryers. The counterline cooking and warming equipment product group includes toasters, hot food servers, foodwarmers and griddles distributed under the Toastmaster brand name. The international specialty equipment product group is primarily comprised of food preparation tables, undercounter refrigeration systems, ventilation systems and component parts for the U.S. manufacturing operations.

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

The following table summarizes the results of operations for the company’s business segments(1) (dollars in thousands):

	Cooking Systems Group	International Distribution	Corporate and Other(2)	Eliminations(3)	Total
2003
Net sales	$223,345	$41,957	—	$(29,900)	$235,402
Operating income	40,968	2,182	(6,491)	(1,643)	35,016
Depreciation expense	3,698	148	(263)	—	3,583
Net capital expenditures	869	36	98	—	1,003
Total assets	170,233	20,690	6,854	(3,157)	194,620
Long-lived assets(4)	123,910	509	3,234	—	127,653

2002
Net sales	$218,136	$35,673	—	$(24,701)	$229,108
Operating income	31,635	1,323	(1,925)	(1,302)	29,731
Depreciation expense	4,077	163	(273)	—	3,967
Net capital expenditures	647	265	175	—	1,087
Total assets	178,775	22,709	11,009	(4,531)	207,962
Long-lived assets(4)	126,729	459	2,983	—	130,171

2001
Net sales	$93,711	$21,357	—	$(13,516)	$101,552
Operating income	11,986	(655)	(3,347)	(50)	7,934
Depreciation expense	2,303	163	222	—	2,688
Net capital expenditures	223	76	170	—	469
Total assets	188,396	16,307	10,625	(3,931)	211,397
Long-lived assets(4)	131,593	443	6,622	—	138,658

(1)	Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, gains and losses on acquisition financing derivatives, and other income and expenses items outside of income from operations.

(2)	Includes corporate and other general company assets and operations.

(3)	Includes elimination of intercompany sales, profit in inventory, and intercompany receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

(4)	Long-lived assets of the Cooking Systems Group includes assets located in the Philippines which amounted to $2,379, $2,611 and $2,990 in 2003, 2002 and 2001, respectively.

Net sales by each major geographic region are as follows:

	2003	2002	2001
	(dollars in thousands)

United States and Canada	$187,502	$186,015	$74,082

Asia	20,137	15,640	12,132
Europe and Middle East	21,307	19,879	9,603
Latin America	6,456	7,574	5,735

Total international	47,900	43,093	27,470

	$235,402	$229,108	$101,552

-62-

(12)	RELATED PARTY TRANSACTIONS

          On November 8, 1999 the company made a loan to its Chief Executive Officer, in the amount of $434,250. The loan was repayable with interest of 6.08% on February 28, 2003 and was established in conjunction with 100,000 shares of common stock purchased at the market price by the company on behalf of the officer. In accordance with a special incentive agreement with the officer, the loan and the related interest was to be forgiven by the company if certain targets of Earnings Before Taxes for fiscal years 2000, 2001 and 2002 were achieved. As of December 28, 2002, the entire loan had been forgiven as the financial targets established by the special incentive agreement had been achieved. One-third of the principal loan amount had been forgiven in fiscal 2000 and the remaining two-thirds was forgiven in fiscal 2002.

          A second loan to the company’s Chief Executive Officer was made on March 1, 2001 in the amount of $300,000 and was repayable with interest of 6.0% on February 24, 2004. This loan was established in conjunction with the company’s commitment to transfer 50,000 shares of common stock from treasury to the officer at $6.00 per share. The market price at the close of business on March 1, 2001 was $5.94 per share. In accordance with a special incentive agreement with the officer, the loan and the related interest were to be forgiven by the company if certain targets of Earnings Before Taxes for fiscal years 2001, 2002, and 2003 were achieved. As of January 3, 2004, the entire loan had been forgiven as the financial targets established by the special incentive agreement had been achieved. One-third of the principal loan amount had been forgiven in fiscal 2002 and the remaining two-thirds was forgiven in fiscal 2003. Amounts forgiven were recorded in general and administrative expense.

(13)	EMPLOYEE BENEFIT PLANS

          The company maintains a non-contributory defined benefit plan for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 30, 2002 and no further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 30, 2002 upon reaching retirement age. The plan is funded in accordance with provisions of the Employee Retirement Income Security Act of 1974. The employees participating in the defined benefit plan were enrolled in a newly established 401K savings plan on July 1, 2002. The company made contributions to this defined contribution plan in the amount of $157,400 and $82,500 in fiscal 2003 and 2002, respectively.

          The company also maintains a retirement benefit agreement with its Chairman. The retirement benefits are based upon a percentage of the Chairman’s final base salary. Additionally, the company maintains a retirement plan for non-employee directors. The plan provides for an annual benefit upon a change in control of the company or retirement from the Board of Directors at age 70, equal to 100% of the director’s last annual retainer, payable for a number of years equal to the director’s years of service up to a maximum of 10 years.

          The assets of the defined benefit plans consist principally of marketable securities and government and corporate debt securities. A summary of the plans’ benefit obligations, funded status, and net balance sheet position is as follows:

	(dollars in thousands)
	2003 Union Plan	2003 Director Plans	2002 Union Plan	2002 Director Plans
Change in Benefit Obligation:
Benefit obligation – beginning of year .	$3,502	$4,129	$3,096	$3,321

Service cost	—	397	108	567
Interest on benefit obligations	249	312	233	244
Return on assets	(264)	—	(258)	—
Net amortization and deferral	106	406	105	89
Pension curtailment adjustment	—	—	97	—

Net pension expense	91	1,115	285	900
Net benefit payments	(203)	(7)	(181)	(16)
Actuarial (gain) loss	644	572	302	(76)

Benefit obligation – end of year	$4,034	$5,809	$3,502	$4,129

Change in Plan Assets:
Plan assets at fair value – beginning of year	$3,078	$1,214	$2,870	$1,538
Company contributions	280	1,007	377	16
Investment gain	191	310	12	(240)
Benefit payments and plan expenses	(203)	(111)	(181)	(100)

Plan assets at fair value – end of year	$3,346	$2,420	$3,078	$1,214

Funded Status:
Unfunded benefit obligation	$(688)	$(3,389)	$(424)	$(2,915)
Unrecognized net loss	1,628	832	1,200	260
Unrecognized prior year service cost	—	—	—	—
Unrecognized net transition asset	—	—	—	—

Net amount recognized in the balance
sheet at year-end	$940	$(2,557)	$776	$(2,655)

Amount recognized in balance sheet:
Other assets	$—	$—	$—	$—
Non-current liabilities	(688)	(3,389)	(424)	(2,915)
Accumulated other
comprehensive income	1,628	832	1,200	260

Net amount recognized	$940	$(2,557)	$776	$(2,655)

Salary growth rate	n/a	3.50%	n/a	3.50%
Assumed discount rate	6.25%	6.25%	7.00%	7.00%
Expected return on assets	8.50%	n/a	8.50%	n/a

          The company also maintains a defined contribution plan for all salaried and non-union employees in the United States. The discretionary profit sharing contributions approved relating to the plan years ending 2003, 2002, and 2001 for the profit sharing and 401K plan amounted to $750,000, $600,000 and $300,000, respectively.

(14)	QUARTERLY DATA (UNAUDITED)

	1st	2nd	3rd	4th	Total Year
	(dollars in thousands, except per share data)
2003
Net sales	$54,767	$63,595	$59,254	$57,786	$235,402
Gross profit (2)	19,052	22,650	22,633	21,518	85,853
Income from operations (2)	6,407	9,644	9,986	8,979	35,016
Net earnings (2)	$2,609	$4,597	$5,651	$5,841	$18,698

Basic earnings per share (1) (2)	$0.29	$0.51	$0.63	$0.64	$2.06

Diluted earnings per share (1) (2)	$0.28	$0.49	$0.59	$0.60	$1.99

2002
Net sales	$54,491	$62,478	$57,679	$54,460	$229,108
Gross profit	17,893	21,521	20,464	18,622	78,500
Income from operations	4,721	8,196	8,947	7,867	29,731
Net earnings (loss)	$1,040	$2,814	$4,337	$(2,089)	$6,102

Basic earnings (loss) per share (1)	$0.12	$0.31	$0.48	$(0.23)	$0.68

Diluted earnings (loss) per share (1)	$0.12	$0.31	$0.47	$(0.23)	$0.67

2001
Net sales	$24,747	$25,293	$25,714	$25,798	$101,552
Gross profit	8,171	8,234	8,487	6,612	31,504
Income from operations	1,837	2,248	2,435	1,414	7,934
Net earnings (loss)	$549	$676	$1,092	$(681)	$1,636

Basic earnings (loss) per share (1)	$0.06	$0.08	$0.12	$(0.08)	$0.18

Diluted earnings (loss) per share (1)	$0.06	$0.08	$0.12	$(0.08)	$0.18

(1)	Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

(2)	The 2003 fourth quarter included an adjustment to the LIFO provision for inventory, which increased pretax earnings by $0.6 million and net earnings by $0.4 million, or $0.04 per share.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FISCAL YEARS ENDED JANUARY 3, 2004, DECEMBER 28, 2002 AND DECEMBER 29, 2001

	Balance Beginning Of Period	Additions Charged Expense	Write-Offs During the the Period	Acquisition	Balance At End Of Period
Allowance for doubtful accounts; deducted from accounts receivable on the balance sheets-

2001	$2,408,000	$410,000	$(178,000)	$273,000	$2,913,000

2002	$2,913,000	$1,012,000	$(431,000)	$—	$3,494,000

2003	$3,494,000	$615,000	$(963,000)	$—	$3,146,000

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None, except as previously furnished on Form 8-K dated July 25, 2002.

Item 9A.  Controls and Procedures

          The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure.

          Within 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based on the foregoing, the company’s Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer concluded that the company’s disclosure controls and procedures were effective.

          There have been no significant changes in the company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the company completed its evaluation.

PART III

          Pursuant to General Instruction G (3), the information called for by Part III ( Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), Item 13 (Certain Relationships and Related Transactions) and Item 14 (Principal Accountant Fees and Services)), is incorporated herein by reference from the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial statements.

The financial statements listed on Page 34 are filed as part of this Form 10-K.

3.	Exhibits.

2.1	Stock Purchase Agreement, dated August 30, 2001, between The Middleby Corporation and Maytag Corporation, incorporated by reference to the company’s Form 10-Q Exhibit 2.1, for the fiscal period ended September 29, 2001, filed on November 13, 2001.

2.2	Amendment No. 1 to Stock Purchase Agreement, dated December 21, 2001, between The Middleby Corporation and Maytag Corporation, incorporated by reference to the company’s Form 8-K Exhibit 2.2 dated December 21, 2001, filed on January 7, 2002.

2.3	Amendment No. 2 to Stock Purchase Agreement, dated December 23, 2002 between The Middleby Corporation and Maytag Corporation, incorporated by reference to the company’s Form 8-K Exhibit 2.1 dated December 23, 2002, filed on January 7, 2003.

3.1	Unofficial Restated Certificate of Incorporation of The Middleby Corporation (as amended to August 23, 1996), incorporated by reference to the company’s Form 10-Q/A, Amendment No. 1, Exhibit 3(i), for the fiscal quarter ended June 29, 1996, filed on August 23, 1996.

3.2	Unofficial Amended and Restated Bylaws of The MiddlebyCorporation (as amended to August 23, 1996), incorporated by reference to the company’s Form 10-Q/A, Amendment No. 1, Exhibit 3(ii), for the fiscal quarter ended June 29, 1996, filed on August 23, 1996.

4.1	Certificate of Designations dated October 30, 1987, and specimen stock certificate relating to the company Preferred Stock, incorporated by reference from the company’s Form 10-K, Exhibit (4), for the fiscal year ended December 31, 1988, filed on March 15, 1989.

4.2	Subordinated Promissory Note Agreement, dated December 21, 2001, between The Middleby Corporation and Maytag Corporation incorporated by reference to the company’s Form 8-K, Exhibit 4.1 filed on January 7, 2002.

4.3	Subordinated Promissory Note Agreement, dated December 21, 2001, between The Middleby Corporation and Maytag Corporation incorporated by reference to the company’s Form 8-K, Exhibit 4.2 filed on January 7, 2002.

4.4	Credit Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc., Fleet National Bank and Bank of America incorporated by reference to the company’s Form 8-K, Exhibit 4.3 filed on January 7, 2002.

4.5	Deed of Charge and Memorandum of Deposit, dated December 21, 2001, between G.S. Blodgett Corporation and Bank of America incorporated by reference to the company’s Form 8-K, Exhibit 4.4 filed on January 7, 2002.

4.6	Subsidiary Guaranty, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and Bank of America incorporated by reference to the company’s Form 8-K, Exhibit 4.5 filed on January 7, 2002.

4.7	Security Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and its subsidiaries and Bank of America incorporated by reference to the company’s Form 8-K, Exhibit 4.6 filed on January 7, 2002.

4.8	U.S. Pledge Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and its subsidiaries and Bank of America incorporated by reference to the company’s Form 8-K, Exhibit 4.7 filed on January 7, 2002.

4.9	Note and Equity Purchase Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and American Capital Financial Services, Inc incorporated by reference to the company’s Form 8-K/A Amendment No. 1, Exhibit 4.8 filed on January 31, 2002.

4.10	Warrant Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and American Capital Financial Services, Inc incorporated by reference to the company’s Form 8-K/A Amendment No. 1, Exhibit 4.9 filed on January 31, 2002.

4.11	Conditional Warrant Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and American Capital Financial Services, Inc incorporated by reference to the company’s Form 8-K/A Amendment No. 1, Exhibit 4.10 filed on January 7, 2002.

4.12	Amended and Restated Credit Agreement, dated December 23, 2002, between The Middleby Corporation, Middleby Marshall Inc., LaSalle Bank National Association, Wells Fargo Bank, Inc. and Bank of America N.A., incorporated by reference to the company’s Form 8-K Exhibit 2.1 dated December 23, 2002, filed on January 7, 2003.

4.13	Note Prepayment and Warrant Purchase Agreement, dated December 23, 2002, between The Middleby Corporation, Middleby Marshall, Inc. and American Capital Financial Services, Inc., incorporated by reference to the company’s Form 8-K Exhibit 2.1 dated December 23, 2002, filed on January 7, 2003.

4.14	Consent and Waiver to Subordinated Promissory Note, dated December 23, 2002, between The Middleby Corporation and Maytag Corporation, incorporated by reference to the company’s Form 8-K Exhibit 2.1 dated December 23, 2002, filed on January 7, 2003.

4.15	First Amendment to the Amended and Restated Credit Agreement, dated October 31, 2003, between The Middleby Corporation, Middleby Marshall, Inc., LaSalle Bank National Association, Wells Fargo Bank, Inc. and Bank of America N.A., incorporated by reference to the company’s Form 10-Q, Exhibit 4.1, for the fiscal period ended September 27, 2003, filed on November 7, 2003.

4.16	Restated and Substituted Promissory Note, dated October 23, 2003, between The Middleby Corporation and Maytag Corporation, incorporated by reference to the company’s Form 10-Q, Exhibit 4.2, for the fiscal period ended September 27, 2003, filed on November 7, 2003.

10.1*	Amended and Restated Employment Agreement of William F. Whitman, Jr., dated January 1, 1995, incorporated by reference to the company’s Form 10-Q, Exhibit (10) (iii) (a), for the fiscal quarter ended April 1, 1995;

10.2*	Amendment No. 1 to Amended and Restated Employment Agreement of William F. Whitman, Jr., incorporated by reference to the company’s Form 8-K, Exhibit 10(a), filed on August 21, 1998.

10.3*	Amended and Restated Employment Agreement of David P. Riley, dated January 1, 1995, incorporated by reference to the company’s 10-Q, Exhibit (10) (iii) (b) for the fiscal quarter ended April 1, 1995;

10.4*	Amendment No. 1 to Amended and Restated Employment Agreement of David P. Riley incorporated by reference to the company’s Form 8-K, Exhibit 10(b), filed on August 21, 1998.

10.5*	Retirement Plan for Independent Directors adopted as of January 1, 1995, incorporated by reference to the company’s Form 10-Q, Exhibit (10) (iii) (c), for the fiscal quarter ended April 1, 1995;

10.6*	Description of Supplemental Retirement Program, incorporated by reference to Amendment No. 1 to the company’s Form 10-Q, Exhibit 10 (c), for the fiscal quarter ended July 3, 1993, filed on August 25, 1993;

10.7*	The Middleby Corporation Stock Ownership Plan, incorporated by reference to the company’s Form 10-K, Exhibit (10) (iii) (m), for the fiscal year ended January 1, 1994, filed on March 31, 1994;

10.8*	Amendment to The Middleby Corporation Stock Ownership Plan dated as of January 1, 1994, incorporated by reference to the company’s Form 10-K, Exhibit (10) (iii) (n), for the fiscal year ended December 31,1994, filed on March 31, 1995;

10.9	Grantor trust agreement dated as of April 1, 1999 among the company and Wachovia Bank, N.A, incorporated by reference to the company’s Form 10-K, Exhibit 10.15, for the fiscal year ended January 1, 2000 filed on March 31, 2000.

10.10*	Amendment No. 2 to Amended and Restated Employment Agreement of David P. Riley, dated December 1, 2000, incorporated by reference to the company’s Form 10-K, Exhibit 10(C), for the fiscal year ended December 30, 2000 filed on March 30, 2001.

10.11*	Loan arrangement between the company and Selim A. Bassoul, dated November 19, 1999, incorporated by reference to the company’s Form 10-K, Exhibit 4(E), for the fiscal year ended December 30, 2000 filed on March 30, 2001.

10.12*	Amendment No. 2 to Amended and Restated Employment Agreement of William F. Whitman, dated January 1, 2001, incorporated by reference to the company’s Form 10-K, Exhibit 10(D), for the fiscal year ended December 30, 2000 filed on March 30, 2001.

10.13*	Amendment No. 3 to Amended and Restated Employment Agreement of David P. Riley, dated June 20, 2001, incorporated by reference to the company’s Form 10-K, Exhibit 10-16, for the fiscal year ended December 29, 2001 filed on March 29, 2002.

10.14*	Amendment No. 3 to Amended and Restated Employment Agreement of William F. Whitman, dated April 16, 2002, incorporated by reference to the company’s Form 10-Q, Exhibit 10(A), for the fiscal period ended June 29, 2002 filed on August 19, 2002.

10.15*	Employment Agreement of Selim A. Bassoul, dated May 16, 2002, incorporated by reference to the company’s Form 10-Q, Exhibit 10(C), for the fiscal period ended June 29, 2002, filed on August 19, 2002.

10.16*	Amendment No. 4 to Amended and Restated Employment Agreement of William F. Whitman, Jr., dated January 2, 2003, incorporated by reference to the company’s Form 10-Q, Exhibit 10(A), for the fiscal period ended June 28, 2003, filed on August 8, 2003.

10.17*	Amendment No. 1 to Employment Agreement of Selim A. Bassoul, dated July 3, 2003, incorporated by reference to the company’s form 10-Q, Exhibit 10(B) for the fiscal period ended June 28, 2003, filed on August 8, 2003.

10.18*	Amendment No. 5 to Amended and Restated Employment Agreement of William F. Whitman, Jr., dated December 15, 2003.

10.19*	Amendment No. 2 to Employment Agreement of Selim A. Bassoul, dated December 15, 2003.

10.20*	Severance agreement of David B. Baker, dated March 1, 2004

10.21*	Severance agreement of Timothy J. FitzGerald, dated March 1, 2004.

10.22*	Amended 1998 Stock Incentive Plan, dated December 15, 2003.

21	List of subsidiaries;

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.3	Certification of Chief Administrative Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Administrative Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Designates management contract or compensation plan.

(b)	On October 24, 2003 (date of earliest event reported was October 24, 2003), the company furnished a report on Form 8-K, in response to Item 9, Regulation FD Disclosure, announcing the company’s fiscal third quarter 2003 results.

On October 30, 2003 (date of earliest event reported was October 30, 2003), the company furnished a report on Form 8-K, in response to Item 5, Other Events, announcing the payment of a special dividend.

(c)	See the financial statement schedule included under Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd of April 2004.

THE MIDDLEBY CORPORATION

BY:	/s/ Timothy J. FitzGerald —————————————— Timothy J. FitzGerald Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 2, 2004.

Signatures	Title

PRINCIPAL EXECUTIVE OFFICER

/s/ Selim A. Bassoul ——————————————— Selim A. Bassoul	President, Chief Executive Officer and Director

PRINCIPAL ADMINISTRATIVE OFFICER

/s/ David B. Baker ——————————————— David B. Baker	Vice President, Chief Administrative Officer and Secretary

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

/s/ Timothy J. FitzGerald ——————————————— Timothy J. FitzGerald	Vice President, Chief Financial Officer

DIRECTORS

/s/ William F. Whitman, Jr. ——————————————— William F. Whitman, Jr.	Chairman of the Board and Director

/s/ Robert R. Henry ——————————————— Robert R. Henry	Director

/s/ A. Don Lummus ——————————————— A. Don Lummus	Director

/s/ John R. Miller, III ——————————————— John R. Miller, III	Director

/s/ Philip G. Putnam ——————————————— Philip G. Putnam	Director

/s/ David P. Riley ——————————————— David P. Riley	Director

/s/ Sabin C. Streeter ——————————————— Sabin C. Streeter	Director

/s/ Laura B. Whitman ——————————————— Laura B. Whitman	Director

/s/ W. Fifield Whitman, III ——————————————— Fifield W. Whitman	Director

/s/ Robert L. Yohe ——————————————— Robert L. Yohe	Director