Form 10-K/A
period 2004-01-03
MIDDLEBY CORP
filed 2004-04-13
CIK 769520

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

Explanatory Note

This amendment on Form 10-K/A (Amendment No. 1) amends the company’s annual report on Form 10-K for the year ended January 3, 2004, as filed with the Securities and Exchange Commission on April 2, 2004, and is being filed to reflect conforming changes to Note 7 to the company’s financial statement to reflect in the footnotes, the impact of the company's 2003 adoption of Statement of Financial Accounting Standard No. 145, “Recession of FASB Statements SFAS No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Correction”.

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

          Operating activities. Net cash provided by operating activities amounted to $29.8 million as compared to $19.5 million in the prior year. Depreciation and amortization amounted to $4.0 million as compared to $6.3 million in the prior year. The reduction in the expense reflects lower amortization of deferred financing costs, which were written-off at the end of 2002 in conjunction with the company’s debt refinancing. Deferred tax expense amounted to $1.4 million reflecting a reduction in the estimated temporary differences from 2002. Unpaid interest on seller notes of $0.6 million decreased from the prior year due to lower interest expense on the seller financed notes due to the Maytag, which were paid down during 2003. Accounts receivable decreased $4.8 million due to slowed shipments resulting from scheduled production shutdowns at the end of 2003, resulting in a temporary reduction in billing activity and a favorable, but temporary, impact on cash flows. Inventories declined $2.1 million reflecting the impact of actions to standardize product line platforms. Prepaid and other assets increased due to prepayments on estimated 2004 tax obligations. Accounts payable decreased $1.6 million due to normal operating variations resulting from the timing of vendor purchases and payments. Accrued expenses and other liabilities increased $1.0 million due to increases in warranty and product liability reserves associated with increased sales volumes and increased retirement benefit obligations.

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

The following summarizes the options outstanding and exercisable for the employee stock plan by exercise price, at January 3, 2004:

Exercise Price	Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Remaining Life
$ 4.50	9,250	0.82	9,250	0.82
$ 5.25	5,750	2.83	5,750	2.83
$ 5.90	304,000	8.15	60,800	8.15
$ 7.063	15,500	1.13	11,625	1.13
$ 10.51	135,500	9.18	—	9.18
$ 18.47	525,500	9.81	525,500	9.81

	995,500	8.96	612,925	9.28

(7)	INCOME TAXES

Earnings before taxes is summarized as follows:

	2003	2002	2001
	(dollars in thousands)

Domestic	$26,928	$5,998	$8,157
Foreign	1,893	2,816	(1,757)

Total	$28,821	$8,814	$6,400

The provision (benefit) for income taxes is summarized as follows:

	2003	2002	2001
	(dollars in thousands)

Federal	$7,661	$1,495	$3,235
State and local	2,282	790	965
Foreign	180	427	564

Total	$10,123	$2,712	$4,764

Current	$11,011	$1,922	$4,120
Deferred	(888)	790	644

Total	$10,123	$2,712	$4,764

-56-

Reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate are as follows:

	2003	2002	2001
U.S. federal statutory tax rate	35.0%	34.0%	34.0%

Permanent book vs. tax differences	—	(0.3)	6.0
Foreign tax rate differentials	(1.7)	5.0	18.4
State taxes, net of federal benefit	4.9	7.4	16.0
Write-off of foreign investment	—	(18.9)	—

Reserve adjustments and other	(3.1)	3.6	—

Consolidated effective tax	35.1%	30.8%	74.4%

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial statements.

The financial statements listed on Page 34 are filed as part of this Form 10-K.

3.	Exhibits.

2.1	Stock Purchase Agreement, dated August 30, 2001, between The Middleby Corporation and Maytag Corporation, incorporated by reference to the company’s Form 10-Q Exhibit 2.1, for the fiscal period ended September 29, 2001, filed on November 13, 2001.

2.2	Amendment No. 1 to Stock Purchase Agreement, dated December 21, 2001, between The Middleby Corporation and Maytag Corporation, incorporated by reference to the company’s Form 8-K Exhibit 2.2 dated December 21, 2001, filed on January 7, 2002.

2.3	Amendment No. 2 to Stock Purchase Agreement, dated December 23, 2002 between The Middleby Corporation and Maytag Corporation, incorporated by reference to the company’s Form 8-K Exhibit 2.1 dated December 23, 2002, filed on January 7, 2003.

3.1	Unofficial Restated Certificate of Incorporation of The Middleby Corporation (as amended to August 23, 1996), incorporated by reference to the company’s Form 10-Q/A, Amendment No. 1, Exhibit 3(i), for the fiscal quarter ended June 29, 1996, filed on August 23, 1996.

3.2	Unofficial Amended and Restated Bylaws of The MiddlebyCorporation (as amended to August 23, 1996), incorporated by reference to the company’s Form 10-Q/A, Amendment No. 1, Exhibit 3(ii), for the fiscal quarter ended June 29, 1996, filed on August 23, 1996.

4.1	Certificate of Designations dated October 30, 1987, and specimen stock certificate relating to the company Preferred Stock, incorporated by reference from the company’s Form 10-K, Exhibit (4), for the fiscal year ended December 31, 1988, filed on March 15, 1989.

4.2	Subordinated Promissory Note Agreement, dated December 21, 2001, between The Middleby Corporation and Maytag Corporation incorporated by reference to the company’s Form 8-K, Exhibit 4.1 filed on January 7, 2002.

4.3	Subordinated Promissory Note Agreement, dated December 21, 2001, between The Middleby Corporation and Maytag Corporation incorporated by reference to the company’s Form 8-K, Exhibit 4.2 filed on January 7, 2002.

4.4	Credit Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc., Fleet National Bank and Bank of America incorporated by reference to the company’s Form 8-K, Exhibit 4.3 filed on January 7, 2002.

4.5	Deed of Charge and Memorandum of Deposit, dated December 21, 2001, between G.S. Blodgett Corporation and Bank of America incorporated by reference to the company’s Form 8-K, Exhibit 4.4 filed on January 7, 2002.

4.6	Subsidiary Guaranty, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and Bank of America incorporated by reference to the company’s Form 8-K, Exhibit 4.5 filed on January 7, 2002.

4.7	Security Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and its subsidiaries and Bank of America incorporated by reference to the company’s Form 8-K, Exhibit 4.6 filed on January 7, 2002.

4.8	U.S. Pledge Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and its subsidiaries and Bank of America incorporated by reference to the company’s Form 8-K, Exhibit 4.7 filed on January 7, 2002.

4.9	Note and Equity Purchase Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and American Capital Financial Services, Inc incorporated by reference to the company’s Form 8-K/A Amendment No. 1, Exhibit 4.8 filed on January 31, 2002.

4.10	Warrant Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and American Capital Financial Services, Inc incorporated by reference to the company’s Form 8-K/A Amendment No. 1, Exhibit 4.9 filed on January 31, 2002.

4.11	Conditional Warrant Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and American Capital Financial Services, Inc incorporated by reference to the company’s Form 8-K/A Amendment No. 1, Exhibit 4.10 filed on January 7, 2002.

4.12	Amended and Restated Credit Agreement, dated December 23, 2002, between The Middleby Corporation, Middleby Marshall Inc., LaSalle Bank National Association, Wells Fargo Bank, Inc. and Bank of America N.A., incorporated by reference to the company’s Form 8-K Exhibit 2.1 dated December 23, 2002, filed on January 7, 2003.

4.13	Note Prepayment and Warrant Purchase Agreement, dated December 23, 2002, between The Middleby Corporation, Middleby Marshall, Inc. and American Capital Financial Services, Inc., incorporated by reference to the company’s Form 8-K Exhibit 2.1 dated December 23, 2002, filed on January 7, 2003.

4.14	Consent and Waiver to Subordinated Promissory Note, dated December 23, 2002, between The Middleby Corporation and Maytag Corporation, incorporated by reference to the company’s Form 8-K Exhibit 2.1 dated December 23, 2002, filed on January 7, 2003.

4.15	First Amendment to the Amended and Restated Credit Agreement, dated October 31, 2003, between The Middleby Corporation, Middleby Marshall, Inc., LaSalle Bank National Association, Wells Fargo Bank, Inc. and Bank of America N.A., incorporated by reference to the company’s Form 10-Q, Exhibit 4.1, for the fiscal period ended September 27, 2003, filed on November 7, 2003.

4.16	Restated and Substituted Promissory Note, dated October 23, 2003, between The Middleby Corporation and Maytag Corporation, incorporated by reference to the company’s Form 10-Q, Exhibit 4.2, for the fiscal period ended September 27, 2003, filed on November 7, 2003.

10.1*	Amended and Restated Employment Agreement of William F. Whitman, Jr., dated January 1, 1995, incorporated by reference to the company’s Form 10-Q, Exhibit (10) (iii) (a), for the fiscal quarter ended April 1, 1995;

10.2*	Amendment No. 1 to Amended and Restated Employment Agreement of William F. Whitman, Jr., incorporated by reference to the company’s Form 8-K, Exhibit 10(a), filed on August 21, 1998.

10.3*	Amended and Restated Employment Agreement of David P. Riley, dated January 1, 1995, incorporated by reference to the company’s 10-Q, Exhibit (10) (iii) (b) for the fiscal quarter ended April 1, 1995;

10.4*	Amendment No. 1 to Amended and Restated Employment Agreement of David P. Riley incorporated by reference to the company’s Form 8-K, Exhibit 10(b), filed on August 21, 1998.

10.5*	Retirement Plan for Independent Directors adopted as of January 1, 1995, incorporated by reference to the company’s Form 10-Q, Exhibit (10) (iii) (c), for the fiscal quarter ended April 1, 1995;

10.6*	Description of Supplemental Retirement Program, incorporated by reference to Amendment No. 1 to the company’s Form 10-Q, Exhibit 10 (c), for the fiscal quarter ended July 3, 1993, filed on August 25, 1993;

10.7*	The Middleby Corporation Stock Ownership Plan, incorporated by reference to the company’s Form 10-K, Exhibit (10) (iii) (m), for the fiscal year ended January 1, 1994, filed on March 31, 1994;

10.8*	Amendment to The Middleby Corporation Stock Ownership Plan dated as of January 1, 1994, incorporated by reference to the company’s Form 10-K, Exhibit (10) (iii) (n), for the fiscal year ended December 31,1994, filed on March 31, 1995;

10.9	Grantor trust agreement dated as of April 1, 1999 among the company and Wachovia Bank, N.A, incorporated by reference to the company’s Form 10-K, Exhibit 10.15, for the fiscal year ended January 1, 2000 filed on March 31, 2000.

10.10*	Amendment No. 2 to Amended and Restated Employment Agreement of David P. Riley, dated December 1, 2000, incorporated by reference to the company’s Form 10-K, Exhibit 10(C), for the fiscal year ended December 30, 2000 filed on March 30, 2001.

10.11*	Loan arrangement between the company and Selim A. Bassoul, dated November 19, 1999, incorporated by reference to the company’s Form 10-K, Exhibit 4(E), for the fiscal year ended December 30, 2000 filed on March 30, 2001.

10.12*	Amendment No. 2 to Amended and Restated Employment Agreement of William F. Whitman, dated January 1, 2001, incorporated by reference to the company’s Form 10-K, Exhibit 10(D), for the fiscal year ended December 30, 2000 filed on March 30, 2001.

10.13*	Amendment No. 3 to Amended and Restated Employment Agreement of David P. Riley, dated June 20, 2001, incorporated by reference to the company’s Form 10-K, Exhibit 10-16, for the fiscal year ended December 29, 2001 filed on March 29, 2002.

10.14*	Amendment No. 3 to Amended and Restated Employment Agreement of William F. Whitman, dated April 16, 2002, incorporated by reference to the company’s Form 10-Q, Exhibit 10(A), for the fiscal period ended June 29, 2002 filed on August 19, 2002.

10.15*	Employment Agreement of Selim A. Bassoul, dated May 16, 2002, incorporated by reference to the company’s Form 10-Q, Exhibit 10(C), for the fiscal period ended June 29, 2002, filed on August 19, 2002.

10.16*	Amendment No. 4 to Amended and Restated Employment Agreement of William F. Whitman, Jr., dated January 2, 2003, incorporated by reference to the company’s Form 10-Q, Exhibit 10(A), for the fiscal period ended June 28, 2003, filed on August 8, 2003.

10.17*	Amendment No. 1 to Employment Agreement of Selim A. Bassoul, dated July 3, 2003, incorporated by reference to the company’s form 10-Q, Exhibit 10(B) for the fiscal period ended June 28, 2003, filed on August 8, 2003.

10.18*	Amendment No. 5 to Amended and Restated Employment Agreement of William F. Whitman, Jr., dated December 15, 2003, incorporated by reference to the company's Form 10-K, Exhibit 10.18, for the fiscal year ended January 3, 2004 filed on April 2, 2004.

10.19*	Amendment No. 2 to Employment Agreement of Selim A. Bassoul, dated December 15, 2003, incorporated by reference to the company's Form 10-K, Exhibit 10.19, for the fiscal year ended January 3, 2004 filed on April 2, 2004.

10.20*	Severance agreement of David B. Baker, dated March 1, 2004, incorporated by reference to the company's Form 10-K, Exhibit 10.20, for the fiscal year ended January 3, 2004 filed on April 2, 2004.

10.21*	Severance agreement of Timothy J. FitzGerald, dated March 1, 2004, incoporated by reference to the company's Form 10-K, Exhibit 10.21, for the fiscal year ended January 3, 2004 filed on April 2, 2004.

10.22*	Amended 1998 Stock Incentive Plan, dated December 15, 2003, incorporated by reference to the company's Form 10-K, Exhibit 10.22, for the fiscal year ended January 3, 2004 filed on April 2, 2004.

21	List of subsidiaries;

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.3	Certification of Chief Administrative Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Administrative Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Designates management contract or compensation plan.

(b)	On October 24, 2003 (date of earliest event reported was October 24, 2003), the company furnished a report on Form 8-K, in response to Item 9, Regulation FD Disclosure, announcing the company’s fiscal third quarter 2003 results.

On October 30, 2003 (date of earliest event reported was October 30, 2003), the company furnished a report on Form 8-K, in response to Item 5, Other Events, announcing the payment of a special dividend.

(c)	See the financial statement schedule included under Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th of April 2004.

THE MIDDLEBY CORPORATION

BY:	/s/ Timothy J. FitzGerald —————————————— Timothy J. FitzGerald Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 13, 2004.

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