Form 10-Q
period 2004-04-03
MIDDLEBY CORP
filed 2004-05-17
CIK 769520

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended April 3, 2004

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

YES |_|   NO |X|

As of May 14, 2004, there were 9,222,250 shares of the registrant’s common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED APRIL 3, 2004

INDEX

Description			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Condensed Consolidated Financial Statements (unaudited)

		CONDENSED CONSOLIDATED BALANCE SHEETS	1
		April 3, 2004 and January 3, 2004

		CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS	2
		April 3, 2004 and March 29, 2003

		CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	3
		April 3, 2004 and March 29, 2003

		NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (unaudited)	14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

	Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	28

	Item 6.	Exhibits and Reports on Form 8-K	28

PART I. FINANCIAL INFORMATION

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
(Unaudited)

	Apr. 3, 2004	Jan. 3, 2004

ASSETS

Cash and cash equivalents	$3,073	$3,652
Accounts receivable, net of reserve for doubtful accounts of $3,172 and $3,146	25,446	23,318
Inventories, net	28,904	25,382
Prepaid expenses and other	1,220	1,776
Current deferred taxes	12,907	12,839

Total current assets	71,550	66,967
Property, plant and equipment, net of accumulated depreciation of $29,886 and $29,146	24,132	24,921
Goodwill	74,761	74,761
Other intangibles	26,300	26,300
Other assets	1,430	1,671

Total assets	$198,173	$194,620

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current maturities of long-term debt	$15,975	$14,500
Accounts payable	15,455	11,901
Accrued expenses	34,899	37,076

Total current liabilities	66,329	63,477
Long-term debt	37,675	42,000
Long-term deferred tax liability	8,264	8,264
Other non-current liabilities	18,042	18,789
Stockholders’ equity:
Preferred stock, $.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 11,269,521 and 11,257,021 issued
in 2004 and 2003, respectively	113	113
Paid-in capital	55,365	55,279
Treasury stock at cost; 2,047,271 shares in 2004 and 2003	(12,463)	(12,463)
Retained earnings	27,061	21,470
Accumulated other comprehensive loss	(2,213)	(2,309)

Total stockholders’ equity	67,863	62,090

Total liabilities and stockholders’ equity	$198,173	$194,620

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Amounts)
(Unaudited)

Three Months Ended

Apr. 3, 2004		Mar. 29, 2003

Net sales	$60,732	$54,767
Cost of sales	37,556	35,715

Gross profit	23,176	19,052

Selling and distribution expenses	7,376	7,162
General and administrative expenses	5,696	5,483

Income from operations	10,104	6,407
Net interest expense and deferred financing amortization	897	1,714
Gain on acquisition financing derivatives	(2)	(69)
Other expense, net	194	135

Earnings before income taxes	9,015	4,627
Provision for income taxes	3,424	2,018

Net earnings	$5,591	$2,609

Net earnings per share:
Basic	$0.61	$0.29
Diluted	$0.56	$0.28
Weighted average number of shares:
Basic	9,219	9,028
Dilutive stock options	749	276

Diluted	9,968	9,304

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended

	Apr. 3, 2004	Mar. 29, 2003

Cash flows from operating activities-
Net earnings	$5,591	$2,609

Adjustments to reconcile net earnings to cash provided by operating activities:

Depreciation and amortization	966	1,021
Deferred taxes	(68)	1,826
Unrealized gain on derivative financial instruments	(2)	(69)
Unpaid interest on seller notes(1)	—	240
Changes in assets and liabilities-
Accounts receivable, net	(2,128)	(415)
Inventories, net	(3,522)	(2,598)
Prepaid expenses and other assets	691	71
Accounts payable	3,554	(526)
Accrued expenses and other liabilities	(2,826)	502

Net cash provided by operating activities	2,256	2,661

Cash flows from investing activities-
Net additions to property and equipment	(71)	(182)
Acquisition of Blodgett	(1,000)	—

Net cash (used in) investing activities	(1,071)	(182)

Cash flows from financing activities-
Proceeds under revolving credit facilities, net	1,400	—
Net repayments under senior secured bank notes	(3,250)	(3,000)
Repayments of foreign bank loan	—	(600)
Other financing activities, net	86	9

Net cash (used in) financing activities	(1,764)	(3,591)

Effect of exchange rates on cash and cash equivalents	—	(1)

Changes in cash and cash equivalents-
Net (decrease) increase in cash and cash equivalents	(579)	(1,113)
Cash and cash equivalents at beginning of year	3,652	8,378

Cash and cash equivalents at end of quarter	$3,073	$7,265

Supplemental disclosure of cash flow information:
Interest paid	$885	$904

Income taxes paid	$649	$10

(1)	Represents an increase in principal balance of debt associated with interest paid in kind.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 3, 2004
(Unaudited)

1)         Summary of Significant Accounting Policies

The consolidated financial statements have been prepared by The Middleby Corporation (the “company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. The company has made certain reclassifications to the fiscal year 2003 financial statements. These financial statements should be read in conjunction with the financial statements and related notes contained in the company’s 2003 Form 10-K/A.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of April 3, 2004 and January 3, 2004, and the results of operations for the three months ended April 3, 2004 and March 29, 2003 and cash flows for the three months ended April 3, 2004 and March 29, 2003.

2)         New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 132 “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” This statement retains the disclosures previously required by SFAS No. 132 but adds additional disclosure requirements about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also calls for the required information to be provided separately for pension plans and for other postretirement benefit plans. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The company has included the required interim period disclosures in footnote 11.

3)        Other Comprehensive Income

The company reports changes in equity during a period, except those resulting from investment by owners and distribution to owners, in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended

	Apr. 3, 2004	Mar. 29, 2003

Net earnings	$5,591	$2,609
Cumulative translation adjustment	(21)	33
Unrealized loss on interest rate swap	65	(98)

Comprehensive income	$5,635	$2,544

Accumulated other comprehensive income is comprised of minimum pension liability of $2.1 million as of April 3, 2004 and January 3, 2004, foreign currency translation adjustments of $0.1 million as of April 3, 2004 and January 3, 2004 and an unrealized loss on a interest rate swap of $0.2 million at April 3, 2004 and January 3, 2004.

4)        Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory at the company’s manufacturing facilities in New Hampshire and Vermont, representing approximately 40% of the company’s total inventory, have been determined using the last-in, first-out (“LIFO”) method. Costs for all other inventory have been determined using the first-in, first-out (“FIFO”) method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization.

Inventories at April 3, 2004 and January 3, 2004 are as follows:

	Apr. 3, 2004	Jan. 3, 2004

	(In thousands)
Raw materials and parts	$5,120	$3,798
Work-in-process	4,619	5,288
Finished goods	18,686	15,667

	28,425	24,753
LIFO adjustment	479	629

	$28,904	$25,382

5)        Accrued Expenses

Accrued expenses consist of the following:

	Apr. 3, 2004	Jan. 3, 2004

	(In thousands)
Accrued warranty	11,519	$11,563
Accrued payroll and related expenses	5,724	7,094
Accrued customer rebates	3,467	6,935
Accrued product liability and workers comp	3,968	3,398
Accrued income taxes	2,319	524
Accrued commissions	1,505	1,466
Accrued severance and plant closures	892	1,092
Other accrued expenses	5,505	5,004

	$34,899	$37,076

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

A rollforward of the warranty reserve is as follows:

	Apr. 3, 2004	Mar. 29, 2003

	(In thousands)
Beginning balance	$11,563	$10,447
Warranty expense	2,113	2,844
Warranty claims	(2,157)	(2,317)

Ending balance	$11,519	$10,974

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

Reserves for facility closure costs predominately relate to lease obligations for two manufacturing facilities that were exited in 2001 and 2002. During the second quarter of 2001, prior to the acquisition, reserves were established for lease obligations associated with a manufacturing facility in Quakertown, Pennsylvania that was exited when production at this facility was relocated to an existing facility in Bow, New Hampshire. The lease associated with the exited facility extends through December 11, 2014. The facility is currently subleased for a portion of the lease term through July 2006. During the second quarter of 2002, the company exited leased facilities in Shelburne, Vermont in conjunction with the company’s manufacturing consolidation initiatives. The lease associated with the exited facility extends through December 11, 2014. This facility has not been subleased although the company is performing an active search for subtenants. Future lease obligations under these facilities amount to approximately $12.1 million. The remaining reserve balance is reflected net of anticipated sublease income.

The forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate. If the company’s estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

A summary of the reserve balance activity is as follows (in thousands):

	Balance Jan. 3, 2004	Cash Payments	Balance Apr. 3, 2004

Severance obligations	$15	$(4)	$11
Facility closure and lease obligations	8,649	(363)	8,286

Total	$8,664	$(367)	$8,297

All actions pertaining to the company’s integration initiatives have been completed. At this time, management believes the remaining reserve balance is adequate to cover the remaining costs identified at April 3, 2004.

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

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of April 3, 2004 the company had forward contracts to purchase $5.1 million U.S. Dollars with various foreign currencies, all of which mature in the next fiscal quarter. The fair value of these forward contracts were approximately $(0.1) million at the end of the quarter.

Interest rate swap: On January 11, 2002, in accordance with the senior bank agreement, the company entered into an interest rate swap agreement with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. On June 30, 2002, the company designated this swap as a cash flow hedge. The changes in the fair value of the swap that are effectively hedged are recorded as a component of other comprehensive income, while the ineffective portion of the changes in fair value are recorded in earnings. As of April 3, 2004, the fair value of this instrument was $(0.4) million. The change in fair value of this swap agreement in the first quarter of 2004 was $(0.1) million and was recorded as a component of other comprehensive income. The ineffective portion of the swap recorded in earnings was not material.

On February 9, 2003 in accordance with the senior bank agreement, the company entered into another interest rate swap agreement with a notional amount of $10.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 2.36% and is in effect through December 30, 2005. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. As of April 3, 2004, the fair value of this instrument was less than ($0.1) million. The change in fair value of this swap agreement in the first quarter of 2004 was a loss of less than $0.1 million.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The company’s pro forma net earnings and per share data utilizing a fair value based method is as follows:

		Apr. 3, 2004	Mar. 29, 2003

		(in thousands, except per share data)
Net income – as reported		$5,591	$2,609
Less:	Stock-based employee
	compensation expense, net of taxes	(282)	(95)

Net income – pro forma		$5,309	$2,514

Earnings per share – as reported:
	Basic	$0.61	$0.29
	Diluted	0.56	0.28
Earnings per share – pro forma:
	Basic	$0.58	$0.28
	Diluted	0.53	0.27

10)      Segment Information

The company operates in two reportable operating segments defined by management reporting structure and operating activities.

The worldwide manufacturing divisions operate through the Cooking Systems Group. This business segment has manufacturing facilities in Illinois, New Hampshire, North Carolina, Vermont and the Philippines. This business segment supports four major product groups, including conveyor oven equipment, core cooking equipment, counterline cooking equipment, and international specialty equipment. Principal product lines of the conveyor oven product group include Middleby Marshall ovens, Blodgett ovens and CTX ovens. Principal product lines of the core cooking equipment product group include the Southbend product line of ranges, steamers, convection ovens, broilers and steam cooking equipment, the Blodgett product lines of ranges, convection and combi ovens, MagiKitch’n charbroilers and catering equipment and the Pitco Frialator product line of fryers. The counterline cooking and warming equipment product group includes toasters, hot food servers, foodwarmers and griddles distributed under the Toastmaster brand name. The international specialty equipment product group is primarily comprised of food preparation tables, undercounter refrigeration systems, ventilation systems and component parts for the U.S. manufacturing operations.

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

The following table summarizes the results of operations for the company’s business segments(1)(in thousands):

	Cooking Systems Group	International Distribution	Corporate and Other(2)	Eliminations(3)	Total

Three months ended April 3, 2004
Net sales	$58,610	$9,787	$—	$(7,665)	$60,732
Operating income (loss)	11,768	416	(1,930)	(150)	10,104
Depreciation expense	891	33	(65)	—	859
Capital expenditures	14	48	9	—	71
Total assets	174,652	20,558	13,945	(10,982)	198,173
Long-lived assets(4)	123,032	390	3,201	—	126,623
Three months ended March 29, 2003
Net sales	$53,614	$8,857	$—	$(7,704)	$54,767
Operating income (loss)	8,255	284	(1,682)	(450)	6,407
Depreciation expense	950	39	(79)	—	910
Capital expenditures	225	(43)	—	—	182
Total assets	185,605	22,144	10,359	(10,982)	207,126
Long-lived assets(4)	126,001	375	3,145	—	129,521

(1)	Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, gains and losses on acquisition financing derivatives, and other income and expenses items outside of income from operations.

(2)	Includes corporate and other general company assets and operations.
(3)	Includes elimination of intercompany sales, profit in inventory and intercompany receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

(4)	Long-lived assets of the Cooking Systems Group includes assets located in the Philippines which amounted to $2,327 and $2,542 in 2004 and 2003, respectively.

Net sales by major geographic region, including those sales from the Cooking Systems Group direct to international customers, were as follows (in thousands):

	Three Months Ended

	Apr. 3, 2004	Mar. 29, 2003

United States and Canada	$49,703	$44,302
Asia	4,024	4,081
Europe and Middle East	5,483	5,097
Latin America	1,522	1,287

Net sales	$60,732	$54,767

11)      Employee Benefit Plans

The company maintains a non-contributory defined benefit plan for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 30, 2002 and no further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 30, 2002 upon reaching retirement age. The employees participating in the defined benefit plan were enrolled in a newly established 401K savings plan on July 1, 2002. The defined benefit plan continues to be funded in accordance with provisions of the Employee Retirement Income Security Act of 1974. Company funding contributions amounted to $280,000 in fiscal 2003 and $377,000 in fiscal 2002. The anticipated minimum funding requirement for fiscal 2004 is approximately $284,545 of which $54,127 was funded during the first quarter of 2004.

The company also maintains a retirement benefit agreement with its Chairman. The retirement benefits are based upon a percentage of the Chairman’s final base salary. Additionally, the company maintains a retirement plan for non-employee directors. The plan provides for an annual benefit upon a change in control of the company or retirement from the Board of Directors at age 70, equal to 100% of the director’s last annual retainer, payable for a number of years equal to the director’s years of service up to a maximum of 10 years. Company funding contributions are made at the discretion of the board of directors in consideration of the plan requirements and company’s cash flows. Funding contributions amounted to $1,007,000 in fiscal 2003 and $16,000 in fiscal 2002. Funding in the first quarter of 2004 amounted to $800,000.

The net pension expense for the first quarter of 2004 for these plans were as follows:

	Union Plan	Directors Plans

Service cost	$—	$71,697
Interest on benefit obligations	60,816	85,129
Return on assets	(70,158)	—
Net amortization and deferral	32,956	100,148

Net pension expense	$23,614	$256,974

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited).

Informational Note

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s SEC filings, including the 2003 report on Form 10-K.

Net Sales Summary
(dollars in thousands)

	Three Months Ended

	Apr. 3, 2004		Mar. 29, 2003

	Sales	Percent	Sales	Percent

Business Divisions
Cooking Systems Group:
Core cooking equipment	$42,678	70.3	$38,054	69.5
Conveyor oven equipment	11,710	19.3	11,209	20.5
Counterline cooking equipment	2,572	4.2	2,355	4.3
International specialty equipment	1,649	2.7	1,996	3.6

Total Cooking Systems Group	58,609	96.5	53,614	97.9
International Distribution (1)	9,787	16.1	8,857	16.2
Intercompany sales (2)	(7,664)	(12.6)	(7,704)	(14.1)

Total	$60,732	100.0	$54,767	100.0

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.
(2)	Represents the elimination of sales amongst the Cooking Systems Group and from the Cooking Systems Group to the International Distribution Division.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three months ended

	Apr. 3, 2004	Mar. 29, 2003

Net sales	100.0%	100.0%
Cost of sales	61.8	65.2

Gross profit	38.2	34.8
Selling, general and administrative expenses	21.6	23.1

Income from operations	16.6	11.7
Interest expense and deferred financing amortization, net	1.5	3.1
Gain on acquisition financings derivatives	(0.0)	(0.1)
Other expense, net	0.3	0.3

Earnings before income taxes	14.8	8.4
Provision for income taxes	5.6	3.6

Net earnings	9.2%	4.8%

Three Months Ended April 3, 2004 Compared to Three Months Ended March 29, 2003

NET SALES. Net sales for the first quarter of fiscal 2004 were $60.7 million as compared to $54.8 million in the first quarter of 2003.

Net sales at the Cooking Systems Group amounted to $58.6 million in the first quarter of 2004 as compared to $53.6 million in the prior year quarter.

  Core cooking equipment sales increased by $4.6 million to $42.7 million from $38.1 million, primarily due to increased convection oven, fryer and cooking range sales resulting from new product introductions and improved market conditions.
  Conveyor oven equipment sales increased $0.5 million to $11.7 million from $11.2 million in the prior year quarter. The increase in conveyor oven sales resulted from increased parts sales and higher average prices on equipment sales.

  Counterline cooking equipment sales increased to $2.6 million from $2.4 million in the prior year.

  International specialty equipment sales decreased to $1.7 million compared to $2.0 million in the prior year quarter due to lower purchases from Philippine restaurant chains.

Net sales at the International Distribution Division increased by $0.9 million to $9.8 million, driven by increased sales into the United Kingdom due to greater market penetration and increased sales into Latin America due to improving economies within the region.

GROSS PROFIT. Gross profit increased to $23.2 million from $19.1 million in the prior year period. The gross margin rate was 38.2% in the quarter as compared to 34.8% in the prior year quarter. The increase in the overall gross margin rate is largely attributable to:

  Increased sales volumes that benefited manufacturing efficiencies and provided for greater leverage of fixed manufacturing costs.

  Improved sales mix of products driven by higher margins on newly introduced products which tend to be more cost efficient to manufacture due to standardization of product platforms and improvement in product design resulting in lower warranty costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $12.6 million in the first quarter of 2003 to $13.1 million in the first quarter of 2004 due to increased sales commissions correlated to the higher sales volumes and general inflationary cost increases. As a percentage of net sales operating expenses amounted to 21.6% in the first quarter of 2004 versus 23.1% in the first quarter of 2003 reflecting greater leverage on higher sales volumes.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs decreased to $0.9 million from $1.7 million in the prior year as a result of lower debt balances and lower average interest rates. Other expense was $0.2 million in the current year compared to $0.1 million in the prior year and primarily consists of foreign exchange losses.

INCOME TAXES. A tax provision of $3.4 million, at an effective rate of 38%, was recorded during the quarter as compared to a $2.0 million provision at a 44% effective rate in the prior year quarter. The prior year quarter included higher provisions for state tax assessments.

Financial Condition and Liquidity

During the three months ended April 3, 2004, cash and cash equivalents decreased by $0.6 million to $3.1 million at April 3, 2004 from $3.7 million at January 3, 2004. Net borrowings decreased from $56.5 million at January 3, 2004 to $53.7 million at April 3, 2004.

OPERATING ACTIVITIES. Net cash provided by operating activities after changes in assets and liabilities was $2.3 million as compared to $2.7 million in the prior year period. During the three months ended April 3, 2004, working capital levels increased due to the higher sales volumes and increased seasonal working capital needs, which historically peak in the second quarter. The changes in working capital included a $2.1 million increase in accounts receivable, a $3.5 million increase in inventory and a $3.6 million increase in accounts payable. Accrued expenses and other liabilities decreased $2.8 million primarily as a result of the payment of annual rebate programs and incentive programs related to fiscal 2003.

INVESTING ACTIVITIES. During the three months ending April 3, 2004, net cash used in investing activities was $1.1 million. This included $0.1 million of property additions and $1.0 in repayments of principal associated with seller notes due to Maytag related to the 2001 Blodgett acquisition.

FINANCING ACTIVITIES. Net cash flows used in financing activities were $1.8 million during the three months ending April 3, 2004. This included $3.3 million of scheduled repayments under the senior term loan and $1.4 million of borrowings under the revolving bank facility.

At April 3, 2004, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 132 “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” This statement retains the disclosures previously required by SFAS No. 132 but adds additional disclosure requirements about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also calls for the required information to be provided separately for pension plans and for other postretirement benefit plans. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The company has included the required interim period disclosures in footnote 11.

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

Lease Obligations: In 2002 and 2001, the company established reserves associated with lease obligations for manufacturing facilities that were exited in conjunction with manufacturing consolidation efforts related to the acquisition of Blodgett. The term of the leases associated with the two facilities in Shelburne, Vermont and Quakertown, Pennsylvania extends through December 2014. The company currently has a subtenant for the Quakertown, Pennsylvania facility for a portion of the lease term. The company is actively searching for a subtenant for the other facility. The recorded reserves are established for the future lease obligations net of an estimate for anticipated sublease income. The forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate. If the company’s estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

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

Contractual Obligations

The company’s contractual cash payment obligations are set forth below (dollars in thousands):

	Long-term Debt	Operating Leases	Idle Facility Leases	Total Contractual Cash Obligations

Less than 1 year	$15,975	$724	$1,123	$17,822
1-3 years	27,625	1,063	2,184	30,872
4-5 years	10,050	473	2,281	12,804
After 5 years	—	88	6,483	6,571

	$53,650	$2,348	$12,071	$68,069

Idle facility leases consist of obligations for two manufacturing locations that were exited in conjunction with the company’s manufacturing consolidation efforts. The lease obligations continue through December 2014. The obligations presented above do not reflect any anticipated sublease income from the facilities.

The company maintains a non-contributory defined benefit plan for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 30, 2002 and no further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 30, 2002 upon reaching retirement age. The employees participating in the defined benefit plan were enrolled in a newly established 401K savings plan on July 1, 2002. As of January 3, 2004, the unfunded benefit obligation under the pension plan was $0.7 million. The defined benefit plan continues to be funded in accordance with provisions of the Employee Retirement Income Security Act of 1974. Company funding contributions amounted to $280,000 in fiscal 2003 and $377,000 in fiscal 2002. The anticipated minimum funding requirement for fiscal 2004 is approximately $284,545 of which $54,127 was funded during the first quarter of 2004.

The company also maintains a retirement benefit agreement with its Chairman. The retirement benefits are based upon a percentage of the Chairman’s final base salary. Additionally, the company maintains a retirement plan for non-employee directors. The plan provides for an annual benefit upon a change in control of the company or retirement from the Board of Directors at age 70, equal to 100% of the director’s last annual retainer, payable for a number of years equal to the director’s years of service up to a maximum of 10 years. As of January 3, 2004, the unfunded benefit obligation under these plans amounted to $3.4 million. Company funding contributions are made at the discretion of the board of directors in consideration of the plan requirements and company’s cash flows. Funding contributions amounted to $1,007,000 in fiscal 2003 and $16,000 in fiscal 2002. Funding in the first quarter of 2004 amounted to $800,000.

The company has $1.5 million in outstanding letters of credit, which expire on March 30, 2005 with an automatic one-year renewal, to secure potential obligations under insurance programs.

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

Twelve Month Period Ending	Fixed Rate Debt	Variable Rate Debt

	(In thousands)
March 31, 2005	$—	$15,975
March 31, 2006	—	13,300
March 31, 2007	1,000	13,325
March 31, 2008	—	10,050
March 31, 2009	—	—

	$1,000	$52,650

As of April 3, 2004, the company had aggregate borrowings under its senior bank agreement of $52.7 million. Borrowings at April 3, 2004 included a $45.4 million term loan assessed interest at floating rates of 2.5% above LIBOR, a $4.4 million term loan assessed interest at a rate of 3.75% above LIBOR and $2.9 million under the revolving credit facility. At April 3, 2004, the interest rate on the term loans were 3.61% and 4.89%, respectively. The interest rate on the $45.4 million term loan and the revolving credit facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Availability under the aggregate $30.0 million revolving facility is limited to the amount of collateral as defined by the senior bank agreement. At April 3, 2004, the collateral base and borrowing availability amounted to $19.3 million of which $4.4 million was utilized, including $2.9 million in borrowings and $1.5 million in letters of credit. The revolving credit facility is assessed interest at 0.75% above PRIME for short-term borrowings or 2.5% above LIBOR on long-term borrowings. A variable commitment fee, based upon the indebtedness ratio is charged on the unused portion of the line of credit. This variable commitment fee amounted to 0.40% as of April 3, 2004.

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

As of April 3, 2004 the company had $1.0 million in notes due to Maytag. The notes due to Maytag mature in December 2006 and bear an interest rate of 12.0% payable in cash. Interest on the Maytag notes is assessed semi-annually. The notes become immediately due upon the occurrence of certain material events without the written permission of Maytag, including a change in control, a business acquisition, the acceleration of the senior bank debt, or the issuance of additional debt. The company has the ability to prepay the notes to Maytag without penalty.

The terms of the senior secured credit facility and subordinated note to Maytag limit the paying of dividends, capital expenditures and leases, and require, among other things, a minimum amount, as defined, of stockholders’ equity, and certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. At April 3, 2004, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

On January 11, 2002, in accordance with the senior bank agreement, the company entered into an interest rate swap agreement with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. On June 30, 2002, the company designated this swap as a cash flow hedge. The changes in the fair value of the swap that are effectively hedged are recorded as a component of other comprehensive income, while the ineffective portion of the changes in fair value are recorded in earnings. As of April 3, 2004, the fair value of this instrument was $(0.4) million. The change in fair value of this swap agreement in the first quarter of 2004 was $(0.1) million and was recorded as a component of othercomprehensive income. The ineffective portion of the swap recorded in earnings was not material.

On February 9, 2003 in accordance with the senior bank agreement, the company entered into another interest rate swap agreement with a notional amount of $10.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 2.36% and is in effect through December 30, 2005. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. As of April 3, 2004, the fair value of this instrument was less than ($0.1) million. The change in fair value of this swap agreement in the first quarter of 2004 was a loss of less than $0.1 million.

Foreign Exchange Derivative Financial Instruments

The company uses foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward and option purchase contracts outstanding at April 3, 2004, the fair value of these forward contracts were approximately $(0.1) million at the end of the quarter:

Sell		Purchase		Maturity

750,000	Euro	$916,300	U.S. Dollars	April 19, 2004
1,000,000	British Pounds	$1,804,600	U.S. Dollars	April 19, 2004
11,250,000	Mexican Pesos	$1,019,700	U.S. Dollars	April 19, 2004
17,250,000	Taiwan Dollars	$518,100	U.S. Dollars	May 3, 2004
1,000,000,000	Korean Won	$846,300	U.S. Dollars	May 3, 2004

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

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended April 3, 2004, except as follows:

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

c)	During the first quarter of fiscal 2004, the company issued 2,500 shares of the company’s common stock to a division executive and 10,000 shares to a company director pursuant to the exercise of stock options, for $11,250.00 and $75,000.00, respectively. Such options were granted at exercise prices of $4.50 and $7.50 per share, respectively. As certificates for the shares were legended and stop transfer instructions were given to the transfer agent, the issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions by an issuer not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits – The following Exhibits are filed herewith:

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3 – Rule 13a-14(a)/15d-14 Certification of the Chief Administrative Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 - Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 - Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.3 - Certification by the Principal Administrative Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

b)	Reports on Form 8-K

On February 17, 2004 (date of earliest event reported was February 17, 2004), the company furnished a report on Form 8-K, in response to Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure, announcing the company’s fiscal fourth quarter and full year 2003 results.

On April 27, 2004 (date of earliest event reported was April 27, 2004), the company furnished a report on Form 8-K, in response to Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure, announcing the company’s fiscal first quarter 2004 results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date May 17, 2004	By:	/s/ Timothy J. FitzGerald

Timothy J. FitzGerald Vice President, Chief Financial Officer