Form 10-Q/A
period 2003-09-27
MIDDLEBY CORP
filed 2004-08-16
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended	SEPTEMBER 27, 2003

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	1-9973

THE MIDDLEBY CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	36-3352497

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 TOASTMASTER DRIVE, ELGIN, IL	60120

(Address of principal executive offices)	(Zip Code)

(847) 741-3300

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of November 3, 2003, there were 9,244,422 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 27, 2003

INDEX

DESCRIPTION	PAGE

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS	1
September 27, 2003 and December 28, 2002

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
September 27, 2003 (as restated) and September 28, 2002 (as restated)	2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
September 27, 2003 and September 28, 2002	3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 2. Changes in Securities	29

Item 6. Exhibits and Reports on Form 8-K	29

Explanatory Note

Subsequent to the issuance of the company's financial statements for the quarter ended September 27, 2003, it was determined that the costs incurred for shipping and handling should have been classified as a component of cost of sales rather than as a reduction of net sales in accordance with EITF Abstract No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This amendment on Form 10-Q/A (Amendment No. 1) amends the company's quarterly report on Form 10-Q for the period ended September 27, 2003, as filed with the Securities and Exchange Commission on November 7, 2003, and is being filed to reflect the restatement of the company's consolidated financial statements. The significant effects of this restatement on the financial statements are presented in Note 2 to the consolidated financial statements and Item 2 in Part I of this amended quarterly report on Form 10-Q/A (Amendment No. 1). Except for Items 1, 2 and 4 in Part I and Item 6 in Part II of this document, no other information included in the original Form 10-Q is amended by this Form 10-Q/A (Amendment No. 1). This amendment incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this quarterly report as originally filed, except where specifically noted.

PART I. FINANCIAL INFORMATION

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
(Unaudited)
	Sep. 27, 2003	Dec. 28, 2002

ASSETS

Cash and cash equivalents	$4,090	$8,378
Accounts receivable, net of reserve for doubtful accounts of $3,506 and $3,494	28,200	27,797
Inventories, net	25,477	27,206
Prepaid expenses and other	1,186	1,069
Current deferred taxes	9,849	13,341

Total current assets	68,802	77,791
Property, plant and equipment, net of accumulated depreciation of $28,458 and $25,788	25,505	27,500
Goodwill	74,761	74,761
Other intangibles	26,300	26,300
Other assets	1,766	1,610

Total assets	$197,134	$207,962

LIABILITIES AND STOCKHOLDERS' EQUITY

Current maturities of long-term debt..	$13,900	$14,400
Accounts payable	13,625	13,488
Accrued expenses	37,614	36,013

Total current liabilities	65,139	63,901
Long-term debt	48,250	73,562
Long-term deferred tax liability	7,878	7,878
Other non-current liabilities	18,063	17,989
Stockholders' equity:
Preferred stock, $.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 11,040,521 and 11,028,396 issued
in 2003 and 2002, respectively	110	110
Shareholder receivables	(200)	(200)
Paid-in capital	53,950	53,907
Treasury stock at cost; 2,002,474 shares in 2003 and 2002	(11,705)	(11,705)
Retained earnings	17,930	5,073
Accumulated other comprehensive loss	(2,281)	(2,553)

Total stockholders’ equity	57,804	44,632

Total liabilities and stockholders' equity....	$197,134	$207,962

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	(as restated1)		(as restated1)
	Three Months Ended		Nine Months Ended

	Sep. 27, 2003	Sep. 28, 2002	Sep. 27, 2003	Sep. 28, 2002

Net sales	$60,894	$59,361	$182,695	$179,053
Cost of sales	38,261	38,897	118,360	119,175

Gross profit	22,633	20,464	64,335	59,878

Selling and distribution expenses	7,259	7,042	22,201	21,575
General and administrative expenses	5,388	4,475	16,097	16,439

Income from operations	9,986	8,947	26,037	21,864

Interest expense and deferred
financing amortization	1,410	2,661	4,747	8,783
(Gain) loss on acquisition financing
Derivatives	32	(95)	(79)	(109)
Other (income) expense, net	(254)	484	29	395

Earnings before income taxes.	8,798	5,897	21,340	12,795
Provision for income taxes	3,147	1,560	8,483	4,604

Net earnings	$5,651	$4,337	$12,857	$8,191

Net earnings per share:
Basic	$0.63	$0.48	$1.42	$0.91
Diluted	$0.59	$0.47	$1.37	$0.90

Weighted average number of shares:
Basic	9,036	8,991	9,032	8,979
Dilutive stock options	469	211	369	92

Diluted	9,505	9,202	9,401	9,071

1 See Note 2.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended

	Sep. 27, 2003	Sep. 28, 2002

Cash flows from operating activities-
Net earnings	$12,857	$8,191

Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	3,046	5,195
Non-cash portion of tax provision	3,492	(425)
Unrealized gain on derivative financial instruments	(80)	(109)
Unpaid interest on seller notes(1)	567	1,737
Unpaid interest on subordinated senior notes(1)	—	382
Changes in assets and liabilities-
Accounts receivable, net	(236)	(3,189)
Inventories, net	1,895	2,374
Prepaid expenses and other assets	(586)	(343)
Accounts payable	137	3,173
Accrued expenses and other liabilities	1,695	(1,512)

Net cash provided by operating activities	22,787	15,474

Cash flows from investing activities-
Net additions to property and equipment	(739)	(1,011)

Net cash (used in) investing activities	(739)	(1,011)

Cash flows from financing activities-
Proceeds (repayments) under revolving credit facilities, net	1,150	(13,885)
Repayments of senior secured bank notes	(11,400)	(3,500)
Repayments of subordinated senior note	(16,129)
Other financing activities, net	43	(40)

Net cash (used in) financing activities	(26,336)	(17,425)

Effect of exchange rates on cash and cash equivalents	—	62

Changes in cash and cash equivalents-
Net (decrease) increase in cash and cash equivalents	(4,288)	(2,900)
Cash and cash equivalents at beginning of year	8,378	5,997

Cash and cash equivalents at end of quarter	$4,090	$3,097

Supplemental disclosure of cash flow information:
Interest paid	$3,444	$4,546

Income taxes paid	$4,746	$3,768

(1)    Represents an increase in principal balance of debt associated with interest paid in kind.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2003
(Unaudited)

1)   Summary of Significant Accounting Policies

The consolidated financial statements have been prepared by The Middleby Corporation (the "company"), pursuant to the rules and regulations of the Securities and Exchange Commission, the financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2002 Form 10-K.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 27, 2003 and December 28, 2002, and the results of operations for the nine months ended September 27, 2003 and September 28, 2002 and cash flows for the nine months ended September 27, 2003 and September 28, 2002.

2)   Restatement

Subsequent to the issuance of the company's financial statements for the quarter ended September 27, 2003, it was determined that the costs incurred for shipping and handling should have been classified as a component of cost of sales rather than as a reduction of net sales in accordance with EITF Abstract No. 00-10, "Accounting for Shipping and Handling Fees and Costs." As a result, the statements of earnings for the three-month and nine-month periods ended September 27, 2003 and September 28, 2002 have been restated to reflect the costs incurred for shipping and handling as a component of cost of sales rather than a reduction in net sales. The impact of this restatement had no effect on net earnings or earnings per share for the three-month and nine-month periods ended September 27, 2003 or September 28, 2002.

The effect of the restatement is as follows (in thousands):

	September 27, 2003

	As Previously Reported		As Restated
	Three Months	Nine Months	Three Months	Nine Months

Sales	$59,254	$177,616	$60,894	$182,695
Cost of Sales	36,621	113,281	38,261	118,360

	September 28, 2002

	As Previously Reported		As Restated
	Three Months	Nine Months	Three Months	Nine Months

Sales	$57,679	$174,648	$59,361	$179,053
Cost of Sales	37,215	114,770	38,897	119,175

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements SFAS No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002. The company will apply this guidance beginning in fiscal 2003.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement requires that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact to the financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact to the financial statements.

4)   Other Comprehensive Income

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

5)   Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory at the two manufacturing facilities acquired in conjunction with the Blodgett acquisition have been determined using the last-in, first-out ("LIFO") method. Had the inventories been valued using the first-in, first-out ("FIFO") method, the amount would not have differed materially from the amounts as determined using the LIFO method. Costs for Middleby inventory have been determined using the FIFO method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at September 27, 2003 and December 28, 2002 are as follows:

	Sep. 27, 2003	Dec. 28, 2002

	(In thousands)

Raw materials and parts	$5,248	$6,178
Work-in-process	4,211	5,849
Finished goods	16,018	15,179

	$25,477	$27,206

6)   Accrued Expenses

Accrued expenses consist of the following:

	Sep. 27, 2003	Dec. 28, 2002

	(In thousands)

Accrued warranty	$11,538	$10,447
Accrued payroll and related expenses	9,098	8,544
Accrued customer rebates	5,710	6,043
Accrued commissions	1,634	1,535
Accrued severance and plant closures	1,250	1,426
Other accrued expenses	8,384	8,018

	$37,614	$36,013

7)   Warranty Costs

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

Reserves for estimated severance obligations were established in conjunction with reorganization initiatives established during 2001 and completed during the first half of 2002. During the first quarter of 2002, the company reduced headcount at the acquired Blodgett operations by 123 employees. This headcount reduction included most functional areas of the company and included a reorganization of the executive management structure. During the second quarter of 2002, the company further reduced headcount at the Blodgett operations by 30 employees in conjunction with the consolidation and exit of two manufacturing facilities. Production for the Blodgett combi-oven, conveyor oven, and deck oven lines were moved from two facilities located in Williston and Shelburne, Vermont into existing manufacturing facilities in Burlington, Vermont and Elgin, Illinois. The second quarter headcount red uctions predominately related to the manufacturing function. The remaining reserve balance at September 27, 2003 is primarily associated with continuing medical benefits associated with employees terminated in 2002.

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

The forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate. If the company's estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

A summary of the reserve balance activity is as follows (in thousands):

	Balance Dec. 28, 2002	Adjustments	Cash Payments	Balance Sep. 27, 2003

Severance obligations	$271	(87)	$(118)	$66
Facility closure and lease obligations	9,493	287	(822)	8,958

Total	$9,764	$200	$(940)	$9,024

All actions pertaining to the company’s integration initiatives have been completed. At this time, management believes the remaining reserve balance is adequate to cover the remaining costs identified at September 27, 2003.

9)   Financial Instruments

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. The statement requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Derivatives that do not qualify as a hedge must be adjusted to fair value in earnings. If the derivative does qualify as a hedge under SFAS No. 133, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments or recognized in other accumulated comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge's change in fair value will be immediately recognized in earnings.

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

Stock warrant rights: In conjunction with subordinated senior notes issued in connection with the financing for the Blodgett acquisition, the company issued 358,346 stock warrant rights and 445,100 conditional stock warrant rights to the subordinated senior noteholder. These stock warrant rights were repurchased and retired in December 2002 in conjunction with the company's debt refinancing. Prior to the retirement of the warrant rights, the company had recorded a liability pertaining to an obligation that required the company to repurchase these warrant rights at the fair market value in circumstances defined by the subordinated senior note agreement. The obligation pertaining to the repurchase of the warrant rights was recorded in Other Non-Current Liabilities at fair market value utilizing a Black-Scholes valuation model. The change in the fair value of t he stock warrant rights during the first nine months of 2002 amounted to $0.5 million and was recorded as a gain in the income statement for the nine month period ended September 28, 2002. No such amount was incurred in 2003.

10)   Stock-Based Compensation

As permitted under SFAS No. 123: "Accounting for Stock-Based Compensation", the company has elected to follow Accounting Principles Board ("APB") Opinion No. 25: "Accounting for Stock Issued to Employees" in accounting for stock-based awards to employees and directors. Under APB No. 25, because the exercise price of the company’s stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized in the company's financial statements for all periods presented.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The company’s pro forma net earnings and per share data utilizing a fair value based method is as follows:

	Three Months Ended		Nine Months Ended
	Sep. 27, 2003	Sep. 28, 2002	Sep. 27, 2003	Sep. 28, 2002

	(in thousands, except per share data)

Net income – as reported	$5,651	$4,337	$12,857	$8,191
Less: Stock-based employee compensation
expense, net of taxes	(109)	(77)	(305)	(220)

Net income – pro forma	$5,542	$4,260	$12,552	$7,971

Earnings per share – as reported:
Basic	$0.63	$0.48	$1.42	$0.91
Diluted	0.59	0.47	1.37	0.90

Earnings per share – pro forma:
Basic	$0.61	$0.47	$1.39	$0.89
Diluted	0.58	0.46	1.33	0.88

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

The following table summarizes the results of operations for the company's business segments(1)(in thousands):

	Cooking Systems Group	International Distribution	Corporate and Other(2)	Eliminations(3)	Total

Three months ended September 27, 2003
Net sales	$56,890	$10,782	$—	$(6,778)	$60,894
Operating income (loss)	11,387	689	(1,940)	(150)	9,986
Depreciation expense	896	36	(68)	—	864
Capital expenditures	59	1	5	—	65

Nine months ended September 27, 2003
Net sales	$173,931	$31,017	$-	$(22,253)	$182,695
Operating income (loss)	31,241	1,591	(6,095)	(700)	26,037
Depreciation expense	2,830	110	(206)	—	2,734
Capital expenditures	763	(31)	7	—	739

Total assets	177,409	21,126	9,581	(10,982)	197,134
Long-lived assets(4)	124,688	485	3,159	—	128,332

Three months ended September 28, 2002
Net sales	$56,837	$9,167	$-	$(6,643)	$59,361
Operating income (loss)	9,166	218	(512)	75	8,947
Depreciation expense	1,068	41	(241)	—	868
Capital expenditures	129	81	(23)	—	187

Nine months ended September 28, 2002
Net sales	$171,774	$25,500	$70	$(18,291)	$179,053
Operating income (loss)	26,584	706	(5,108)	(318)	21,864
Depreciation expense	3,400	123	(173)	—	3,350
Capital expenditures	869	156	(14)	—	1,011

Total assets	181,885	17,388	18,564	(10,982)	206,855
Long-lived assets(4)	129,193	439	5,789	—	135,241

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

Net sales by major geographic region, including those sales from the Cooking Systems Group direct to international customers, were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	Sep. 27, 2003	Sep. 28, 2002	Sep. 27, 2003	Sep. 28, 2002

United States and Canada	$48,648	$49,195	$147,890	$147,693
Asia/Australia	5,321	3,059	14,687	10,805
Europe and Middle East	5,176	5,027	15,721	15,320
Latin America	1,749	2,080	4,397	5,235

Net Sales	$60,894	$59,361	$182,695	$179,053

12)   Subsequent Events

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited).

Restatement

The accompanying management’s discussions and analysis of financial condition and results of operations gives effect to the restatement of the condensed consolidated financial statements for three-month periods ended September 27, 2003 and September 28, 2002 as described in Note 2 to the condensed consolidated financial statements.

Informational Note

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; changing market cond itions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s SEC filings, including the 2002 report on Form 10-K.

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended

	Sep. 27, 2003		Sep. 28, 2002		Sep. 27, 2003		Sep. 28, 2002

	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions
Cooking Systems Group:
Core cooking equipment	$41,412	67.8	$41,361	69.8	$125,242	68.4	$123,611	69.0
Conveyor oven equipment	11,598	19.2	11,690	19.9	35,787	19.8	36,344	20.4
Counterline cooking equipment	2,697	4.5	2,954	5.0	7,581	4.2	8,275	4.6
International specialty equipment	1,183	2.0	832	1.4	5,321	2.9	3,544	2.0

Total Cooking Systems Group	56,890	93.5	56,837	96.1	173,931	95.3	171,774	96.0

International Distribution (1)	10,782	17.9	9,167	15.4	31,017	17.2	25,500	14.4

Intercompany sales (2)	(6,778)	(11.4)	(6,643)	(11.5)	(22,253)	(12.5)	(18,221)	(10.4)

Total	$60,894	100.0	$59,361	100.0	$182,695	100.0	$179,053	100.0

(1)   Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)    Consists primarily of the elimination of sales to the company’s International Distribution Division from Cooking Systems Group.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three months ended		Nine months ended

	Sep. 27, 2003	Sep. 28, 2002	Sep. 27, 2003	Sep. 28, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.8	65.5	64.8	66.6

Gross profit	37.2	34.5	35.2	33.4
Selling, general and administrative expenses	20.8	19.4	21.0	21.1

Income from operations	16.4	15.1	14.2	12.3
Interest expense and deferred financing amortization, net	2.3	4.5	2.6	4.9
Loss (gain) on acquisition financings derivatives	0.1	(0.1)	-	-
Other expense, net	(0.4)	0.8	-	0.2

Earnings before income taxes	14.4	9.9	11.6	7.2
Provision for income taxes	5.2	2.6	4.6	2.6

Net earnings	9.3%	7.3%	7.0%	4.6%

Three Months Ended September 27, 2003 Compared to Three Months Ended September 28, 2002

NET SALES. Net sales for the third quarter of fiscal 2003 were $60.9 million as compared to $59.4 million in the third quarter of 2002.

Net sales at the Cooking Systems Group amounted to $56.9 million in the third quarter of 2003 as compared to $56.8 million in the prior year quarter. Core cooking equipment sales amounted to $41.4 million as compared to $41.4 million. Increased sales of fryers associated with market share gains and new product introductions were offset by reduced combi-oven sales. Combi-oven sales were impacted by reduced demand in institutional markets, such as schools and the military.  Conveyor oven equipment sales amounted to $11.6 million as compared to $11.7 million in the prior year quarter. Overall sales were constant with a shift in business from the U.S. to international markets. Counterline cooking equipment sales decreased slightly to $2.7 million from $3.0 million in the prior year. International specialty equipment sales increased to $1.2 mill ion compared to $0.8 million in the prior year quarter due to increased component manufacturing for the company's U.S. based operations.

Net sales at the International Distribution Division increased by $1.6 million to $10.8 million, due to expansion of U.S. based chains in Asia and Australia.

GROSS PROFIT. Gross profit increased to $22.6 million from $20.5 million in the prior year period. The gross margin rate was 37.2% in the quarter as compared to 34.5% in the prior year quarter. The increase in the overall gross margin rate is largely attributable to the impact of cost reduction initiatives, a more favorable sales mix including higher margins on new product introductions and the impact of cost efficiencies on higher volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $11.5 million in the third quarter of 2002 to $12.6 million in the third quarter of 2003. As a percentage of net sales, operating expenses amounted to 19.4% in the third quarter of 2002 versus 20.8% in the third quarter of 2003. Selling and distribution expenses increased from $7.0 million in the third quarter of 2002 to $7.3 million in 2003 due to higher advertising costs associated with introduction of new products and promotion of the brand image. General and administrative expenses increased from $4.5 million to $5.4 million due to a $0.2 million settlement during the quarter to settle an EPA matter, a $0.2 million net expense to adjust the reserves associated with lease obligations related to exited manufa cturing facilities, and higher expense for post-retirement benefit obligations.

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

INCOME TAXES. A tax provision of $3.1 million, at an effective rate of 36%, was recorded during the quarter as compared to a $1.6 million provision at a 26% effective rate in the prior year quarter. The current quarter tax provision benefited from tax loss carry forwards utilized during the quarter at the company's foreign operations which had generated taxable income during the quarter. The prior year third quarter tax provision included a $1.3 million tax benefit associated with a deduction for the write-off of a foreign operating subsidiary.

Nine Months Ended September 27, 2003 Compared to Nine Months Ended September 28, 2002

NET SALES. Net sales in the nine-month period ended September 27, 2003 were $182.7 million as compared to $179.1 million in the nine-month period ended September 28, 2002.

Net sales at the Cooking Systems Group for the nine-month period ended September 27, 2003 amounted to $173.9 million as compared to $171.8 million in the prior year nine-month period. Core cooking equipment sales amounted to $125.2 million as compared to $123.6 million, primarily due to increased sales of fryers associated with market share gains and expansion of international chain business. This increase was offset in part due to reduced combi-oven sales resulting from lower demand in institutional markets and the impact of increased competition. Conveyor oven equipment sales amounted to $35.8 million as compared to $36.3 million in the prior year nine-month period. The decrease in conveyor oven sales resulted from lower store openings of major chain customers in the U.S. market as compared to the prior year. Reduced sales to the major chain customers was offset in part by higher se rvice parts sales and increased sales to smaller chains and general market customers. Counterline cooking equipment sales decreased to $7.6 million from $8.3 million in the prior year. International specialty equipment sales increased to $5.3 million from $3.5 million as a result of increased component manufacturing for the company's U.S. based operations and increased local demand due to improving economical conditions in the Philippines.

Net sales at the International Distribution Division increased by $5.5 million to $31.0 million due to increased sales into Asia and Australia resulting from global expansion of U.S. based chains and increased market penetration in the United Kingdom.

GROSS PROFIT. Gross profit increased to $64.3 million from $59.9 million in the prior year period. The gross margin rate was 35.2% for the nine-month period as compared to 33.4% in the prior year period. The increase in the overall gross margin rate is largely attributable to cost reduction actions associated with the Blodgett acquisition and integration. As part of the cost structure improvements, the company consolidated manufacturing for several Blodgett product lines into existing manufacturing operations during the second quarter of 2002. Gross margins also benefited from an improved sales mix due in part to the introduction of new higher margin products and the discontinuance of several low margin products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $38.0 million for the nine-month period ended September 28, 2002 to $38.3 million for the nine-month period ended September 27, 2003. As a percentage of net sales, operating expenses amounted to 21.0% in the nine-month period ended September 27, 2003 versus 21.1% in the prior year. Selling and distribution expenses increased from $21.6 million in the nine-month period of 2002 to $22.2 million in 2003 due to higher advertising costs associated with introduction of new products and promotion of the brand image. General and administrative expenses decreased from $16.4 million to $16.1 million reflecting the benefit of cost reduction actions completed in 2002 associated with the Blodgett acquisition and integration ..

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

FINANCING ACTIVITIES. Net cash flows used in financing activities was $26.3 million during the nine months ending September 27, 2003. This included $9.0 million of scheduled repayments under the senior term loan, $2.4 million of repayments under the foreign bank loan, $16.1 million of repayments of subordinated senior notes due to Maytag and $1.2 million of net borrowings on the company's revolving credit facility.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements SFAS No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The company will apply this guidance beginning in fiscal 2003.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. This statement is effective for financial statements issued for fiscal years beginning after December 31, 2002. The adoption of this statement did not have a material impact to the financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement requires that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact to the financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact to the financial statements.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based upon the company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Property and equipment: Property and equipment are depreciated or amortized on a straight-line basis over their useful lives based on management's estimates of the period over which the assets will be utilized to benefit the operations of the company. The useful lives are estimated based on historical experience with similar assets, taking into account anticipated technological or other changes.  The company periodically reviews these lives relative to physical factors, economic factors and industry trends. If there are changes in the planned use of property and equipment or if technological changes were to occur more rapidly than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods.

Long-lived assets: Long-lived assets (including goodwill and other intangibles) are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of the company's long-lived assets, the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors.  Estimates of future cash flows are judgments based on the company's experience and knowledge of operations.  These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends.  If the company's estimates or the underlying assumptions change in the future, the company may be required to record impairment charges.

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

Lease Obligations: In 2002 and 2001, the company established reserves associated with lease obligations for three manufacturing facilities that were exited in conjunction with manufacturing consolidation efforts related to the acquisition of Blodgett.  The term of the lease associated with one of the three facilities in Williston, Vermont extends through June 2005.  The terms of the leases associated with the other two facilities in Shelburne, Vermont and Quakertown, Pennsylvania extend through December 2014.  The company currently has a subtenant for the Quakertown, Pennsylvania facility for a portion of the lease term. The company is actively searching for subtenants for the other two facilities and exploring lease buyout alternatives.  The recorded reserves are established for the future lease obligations net of an estimate for anticip ated sublease income.  The forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate.  If the company's estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

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

Income taxes: The company operates in numerous taxing jurisdictions where it is subject to various types of tax, including sales tax and income tax.  The company's tax filings are subject to audits and adjustments. Because of the nature of the company’s operations, the nature of the audit items can be complex, and the objectives of the government auditors can result in a tax on the same transaction or income in more than one state or country.  As part of the company's calculation of the provision for taxes, the company establishes reserves for the amount that it expects to incur as a result of audits. The reserves may change in the future due to new developments related to the various tax matters.

Contractual Obligations

The company's contractual cash payment obligations are set forth below (dollars in thousands):

	Long-term Debt	Operating Leases	Idle Facility Leases	Total Contractual Cash Obligations

Less than 1 year	$13,900	$593	$1,535	$16,028
2-3 years	26,525	837	2,479	29,841
4-5 years	21,725	553	2,225	24,503
After 5 years	—	104	7,099	7,203

	$62,150	$2,087	$13,338	$77,575

Idle facility leases consist of obligations for three manufacturing locations that were exited in conjunction with the company's manufacturing consolidation efforts. The lease obligations continue through December 2014. The obligations presented above do not reflect any anticipated sublease income from the facilities.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations.

Twelve Month Period Ending	Fixed Rate Debt	Variable Rate Debt

	(In thousands)

September 30, 2004	$—	$13,900
September 30, 2005	—	13,225
September 30, 2006	—	13,300
September 30, 2007	5,000	13,375
September 30, 2008	—	3,350

	$5,000	$57,150

As of September 27, 2003, the company had aggregate borrowings under its senior bank facility of $57.2 million. Borrowings at September 27, 2003 under the senior bank facility included $51.4 million term loan assessed interest at floating rates of 2.75% above LIBOR and a $4.6 million term loan assessed interest at a rate of 3.75% above LIBOR. At September 27, 2003, the interest rate on the term loans were 3.87% and 4.93%, respectively. The interest rate on the $51.4 million term loan may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. The senior bank agreement also includes a $30.0 million revolving credit facility for working capital needs. Availability under the revolving credit facility is limited to the amount of collateral as defined by the senior bank agreement, which amounted to $21.7 million as of September 27, 2003 .. As of September 27, 2003, net borrowings under the revolving credit facility amounted to $1.2 million and letters of credit drawn on the facility were $1.5 million. Borrowings under the revolving credit facility are assessed interest at a rate of 2.75% above LIBOR, which was 3.87% at September 27, 2003. A variable commitment fee, based upon the indebtedness ratio, of 0.45% is charged on the unused portion of the line of credit.

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

The terms of the senior secured credit facility and subordinated note to Maytag limit the paying of dividends, capital expenditures and leases, and require, among other things, a minimum amount, as defined, of stockholders’ equity, and certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a mate rial adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. At September 27, 2003, the company was in compliance with all covenants pursuant to its borrowing agreements.

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

Sell		Purchase		Maturity

1,000,000	Euro	$822,000	U.S. Dollars	September 30, 2003
1,000,000	British Pounds	$1,599,000	U.S. Dollars	October 14, 2003
1,000,000	British Pounds	$1,632,600	U.S. Dollars	October 22, 2003
5,170,000	Mexican Pesos	$470,400	U.S. Dollars	October 14, 2003
6,161,400	Mexican Pesos	$560,900	U.S. Dollars	October 14, 2003

Item 4.    Controls and Procedures

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the company's management, including its Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 27, 2003, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended September 27, 2003, there have been no significant changes in the company's internal controls over financial reporting or in other factors that could significantly affect the internal controls subsequent to the date the company completed its evaluation.

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q/A for the three months ended September 27, 2003, except as follows:

Item 2.  Changes in Securities

c)    During the third quarter of fiscal 2003, the company issued 2,325 shares of the company's common stock to a company officer and 2,000 shares to a division executive pursuant to the exercise of stock options, for $13,506.25 and $9,000.00, respectively. Such options were granted for 325 shares at an exercise price of $5.25 per share and 2,000 shares at an exercise price of $5.90 per share and 2,000 shares at an exercise price of $4.50, respectively. As certificates for the shares were legended and stop transfer instructions were given to the transfer agent, the issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and the rules and regulations thereunder, as transactions by an issuer not involving a public offering.

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

b)   Reports on Form 8-K

On August 11, 2003 (date of earliest event reported was August 11, 2003), the company filed a report on Form 8-K, in response to Item 5, Other Events, announcing the company's prepayment of notes due to Maytag Corporation.

On October 24, 2003 (date of earliest event reported was October 24, 2003), the company filed a report on Form 8-K, in response to Item 9, Regulation FD Disclosure, announcing the company's fiscal third quarter 2003 results.

On October 30, 2003 (date of earliest event reported was October 30, 2003), the company filed a report on Form 8-K, in response to Item 5, Other Events, announcing the payment of a special dividend.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION (Registrant)

Date: August 16, 2004	By:	/s/ Timothy J. FitzGerald

Timothy J. FitzGerald Vice President, Chief Financial Officer

