Form 10-K/A
period 2004-01-03
MIDDLEBY CORP
filed 2004-08-16
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Yes |X|   No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act) Yes |_|   No |X|.

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 28, 2003 was approximately $66,236,223.

The number of shares outstanding of the Registrant’s class of common stock, as of March 26, 2004, was 9,222,250 shares.

Documents Incorporated by Reference

Part III of Form 10-K/A incorporates by reference the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2004 annual meeting of stockholders.

 THE MIDDLEBY CORPORATION AND SUBSIDIARIES
JANUARY 3, 2004

FORM 10-K/A ANNUAL REPORT

TABLE OF CONTENTS

	PART I	Page
Item 1.	Business	1
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 4A.	Executive Officers of the Registrant	12

	PART II
Item 5.	Market for Registrant’s Common Equity and
	Related Stockholder Matters	14
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosure about
	Market Risk	32
Item 8.	Financial Statements and Supplementary Data	34
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	67
Item 9A.	Controls and Procedures	67
	PART III
Item 10.	Directors and Executive Officers of the Registrant	67
Item 11.	Executive Compensation	67
Item 12.	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters	67
Item 13.	Certain Relationships and Related Transactions	67
Item 14.	Principal Accountant Fees and Services	67
	PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports
	on Form 8-K	68

Explanatory Note

     Subsequent to the issuance of the company's financial statements for the year ended January 3, 2004, it was determined that the costs incurred for shipping and handling should have been classified as a component of cost of sales rather than as a reduction of net sales in accordance with EITF Abstract No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” This amendment on Form 10-K/A (Amendment No. 2) amends the company’s annual report on Form 10-K/A (Amendment No. 1) for the year ended January 3, 2004, as filed with the Securities and Exchange Commission on April 13, 2004, and is being filed to reflect the restatement of the company's consolidated financial statements. The significant effects of this restatement on the financial statements are presented in Note 3 to the consolidated financial statements and Item 7 in Part 11 of this amended annual report on Form 10-K/A (Amendment No. 2). Except for Items 6, 7, 8 and 9A in Part II and Item 15 in Part IV of this document, no other information included in the original report on the amended Form 10-K/A (Amendment No. 1) is amended by this Form 10-K/A (Amendment No. 2). This amendment incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this annual report as originally file, except where specifically noted.

PART I

Item 1.  Business

General

      The Middleby Corporation (“Middleby” or the “company”), through its operating subsidiary Middleby Marshall Inc. (“Middleby Marshall”) and its subsidiaries, is a leader in the design, manufacture, marketing, distribution, and service of a broad line of cooking and warming equipment used in all types of foodservice operations, including quick-service restaurants, full-service restaurants, retail outlets, hotels and other institutions. The company's products include Middleby Marshall® and CTX® conveyor oven equipment, Blodgett® convection, conveyor, and deck oven equipment, Blodgett Combi® cooking equipment, Blodgett Range® ranges, Pitco Frialator® fryer equipment, Southbend® ranges, convection ovens and heavy-duty cooking equipment, SteamMaster® steam cooking equipment, Toastmaster® toasters and counterline cooking and warming equipment, and MagiKitch'n® charbroilers and catering equipment.

      Founded in 1888 as a manufacturer of baking ovens, Middleby Marshall Oven Company was acquired in 1983 by TMC Industries Ltd., a publicly traded company that changed its name in 1985 to The Middleby Corporation. Throughout its history, the company had been a leading innovator in the baking equipment industry and in the early 1980s positioned itself as a leading foodservice equipment manufacturer by introducing the conveyor oven that revolutionized the pizza market. In 1989, the company became a broad line equipment manufacturer through the acquisition of the Foodservice Equipment Group of Hussmann Corporation, which included Southbend, Toastmaster and CTX. The company initiated its international distribution and service strategy in 1990 by acquiring a controlling interest in Asbury Associates, Inc., which was renamed Middleby Worldwide in 1999. In 1991, the company established Middleby Philippines Corporation (“MPC”) to provide foodservice equipment in the Asian markets. In 2001, Middleby acquired the commercial cooking subsidiary, Blodgett Holdings, Inc. (“Blodgett”) from Maytag Corporation (“Maytag”) to expand its line up of products in all the major cooking equipment segments. The acquisition resulted in the addition of the Blodgett, Pitco and MagiKitch'n brand names into the company's portfolio.

      The company has identified, as a major area of growth, the growing international markets. To capture this market, the company established its International Distribution Division, Middleby Worldwide. Middleby's global network enables it to offer equipment to be delivered virtually anywhere in the world, installed and serviced by Middleby. The company believes that its full service program provides it with a competitive advantage. As the first and only company in its industry to take these initiatives, Middleby has positioned itself as a preferred foodservice equipment supplier to major restaurant chains expanding globally.

Business Divisions and Products

      The company conducts its business through two principal business divisions, the Cooking Systems Group and the International Distribution Division. See Note 11 to the Consolidated Financial Statements for further information on the company's business divisions.

Cooking Systems Group

      Middleby Cooking Systems Group, the company’s manufacturing division, has operations located in Illinois, New Hampshire, North Carolina, Vermont and the Philippines. The division's principal product groups include:

     Core Cooking Equipment Product Group – Blodgett, Blodgett Combi, Blodgett Range,
     Pitco Frialator, Southbend and MagiKitch’n

     The Core Cooking Equipment Product Group manufactures the equipment that is central to most any restaurant kitchen. The products offered by this division include ranges, convection ovens, fryers, combi-ovens, charbroilers, and steam equipment. These products are distributed under the Blodgett, Pitco Frialator, Southbend, and MagiKitch'n brand names.

     Blodgett, known for its durability and craftsmanship, is the leading brand of convection and combi ovens. In demand since the late 1800's, the Blodgett oven has stood the test of time and set the industry standard. Restaurants, fast-food chains, hotels, hospitals and institutions rely on the Blodgett name.

     Pitco Frialator offers a broad line of gas and electric equipment combining reliability with efficiency in simple-to-operate professional frying equipment. Since 1918, Pitco fryers have captured a major market share by offering simple, reliable equipment for cooking menu items such as french fries, onion rings, chicken, donuts, and seafood. By their very design, Pitco's fryers offer substantial advances over bottom-fired fryers. The tube-fired heating system creates a larger heat transfer area that quickly heats oil to proper cooking temperatures. Since there is less waiting for oil to heat, your food is less likely to absorb shortening and more likely to maintain flavor. The innovation continues today. Pitco Frialator now offers the Solstice Series - a selection of fryers that operate cooler - and smarter - for maximum efficiency. The company also markets pasta cookers and rethermalizers under the Pitco brand name, which are ideal for schools and other large-scale kitchen operations that re-heat frozen prepared foods. Pitco's unique rethermalizing process improves product consistency while providing labor and energy savings.

     In the market for 100 years, Southbend products, mainly heavy-duty, gas-fired equipment, include ranges, convection ovens, broilers, fryers, griddles, steamers and steam cooking equipment. Southbend products are offered as standardized equipment for general use in restaurants and institutions, and also are made to specification for use by the professional chef. Southbend is known for its innovative product features and premier cooking line. Its 40,000 BTU Pyromax® range doubled the industry standard for BTU's when it was introduced in 1996. Southbend's Marathoner Gold® convection oven has been judged by a leading industry publication to be the best baking convection oven on the market. In 2003, Southbend introduced the Platinum series of ranges, broilers and griddles offering waterproof controls and an improved design.

     For more than 60 years, MagiKitch’n has been refining the art of charbroiling. For easy grilling of everything from steaks, sausages, ribs and chicken to burgers and brats, professional chefs enjoy the quality construction, high performance and flexible operation of the MagiKitch'n line of products. In 1991, MagiKitch'n used their years of experience producing quality restaurant grills, to craft a new line of commercial outdoor cooking equipment. MagiCater portable charbroilers have a modular design for easy transport, fast set-up, and ease of cleaning. MagiKitch'n is unsurpassed in performance, quality construction, and flexibility.

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

     International Specialty Equipment Product Group - Middleby Philippines Corporation

      Middleby Philippines Corporation (“MPC”), founded in 1991, provides the company with a low cost manufacturing capability in Asia. Principal products include fryers, counterline equipment and component parts for the company's domestic operations. MPC's manufacturing and assembly operations are located in a modern 54,000 square foot facility outside of Manila.

International Distribution Division - Middleby Worldwide

      Middleby Worldwide provides integrated export management and distribution services. The division distributes the company's product lines and certain non-competing complementary product lines of other manufacturers throughout the world. The company offers customers a complete package of kitchen equipment, delivered and installed in over 100 countries. For a local country distributor or dealer, the division provides centralized sourcing of a broad line of equipment with complete export management services, including export documentation, freight forwarding, equipment warehousing and consolidation, installation, warranty service and parts support. Middleby Worldwide has regional export management companies in Asia, Europe and Latin America complemented by sales and distribution offices located in Canada, China, India, Korea, Mexico, the Philippines, Spain, Taiwan and the United Kingdom.

The Customers and Market

      The company's end-user customers include: (i) fast food or quick-service restaurants, (ii) full-service restaurants, including casual-theme restaurants, (iii) retail outlets, such as convenience stores, supermarkets and department stores and (iv) public and private institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, military facilities and government agencies. The company's domestic sales are primarily through independent dealers and distributors and are marketed by the company's sales personnel and network of independent manufacturers' representatives. Many of the dealers in the U.S. belong to buying groups that negotiate sales terms with the company. Certain large multi-national restaurant and hotel chain customers have purchasing organizations that manage product procurement for their systems. Included in these customers are several large restaurant chains, which account for a significant portion of the company's business. The company’s international sales are through a combined network of independent and company-owned distributors. The company maintains sales and distribution offices in Canada, China, India, Korea, Mexico, the Philippines, Spain, Taiwan and the United Kingdom.

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

     The company's backlog of orders was $20,690,000 at January 3, 2004, all of which is expected to be filled during 2004. The backlog at December 28, 2002 was $17,560,000. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of the company’s products.

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

      In the United States, the company distributes its products to independent end-users primarily through a network of non-exclusive dealers nationwide, who are supported by manufacturers' marketing representatives. Sales are made direct to certain large restaurant chains that have established their own procurement and distribution organization for their franchise system.

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

      The company's domestic service network consists of over 100 authorized service parts distributors and 3,000 independent certified technicians who have been formally trained and certified by the company through its factory training school and on-site installation training programs. The service network is separate from the sales network to ensure that technicians remain focused on service issues rather than new business. Technicians work through service parts distributors, which are required to provide around-the-clock service via a toll-free paging number. The company provides substantial technical support to the technicians in the field through factory-based technical service engineers. The company has stringent parts stocking requirements for these agencies, leading to a high first-call completion rate for service and warranty repairs.

      Middleby's international service network covers over 100 countries with more than 1,000 service technicians trained in the installation and service of the company's products and supported by internationally-based service managers along with the factory-based technical service engineers. As with its domestic service network, the company maintains stringent parts stocking requirements for its international distributors.

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

     The company believes that it is one of the largest multiple-line manufacturers of cooking and warming equipment in the U.S. and worldwide, although some of its competitors are units of operations that are larger than the company and possess greater financial and personnel resources. Among the company's major competitors are Enodis plc; Vulcan-Hart Corporation, a subsidiary of Illinois Tool Works Inc.; Wells Manufacturing company, a subsidiary of United Technologies Corporation; Zanussi, a subsidiary of Electrolux AB; and Ali Group.

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

Research and Development

      The company believes its future success will depend in part on its ability to develop new products and to improve existing products. Much of the company's research and development efforts are directed to the development and improvement of products designed to reduce cooking time, reduce energy consumption or minimize labor costs, while maintaining consistency and quality of cooking production. The company has identified these issues as key concerns of most restaurant operators. The company often identifies product improvement opportunities by working closely with customers on specific applications. Most research and development activities are performed by the company's technical service and engineering staff located at each manufacturing location. On occasion, the company will contract outside engineering firms to assist with the development of certain technical concepts and applications. See Note 4(n) to the Consolidated Financial Statements for further information on the company's research and development activities.

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

      The company also has two leased facilities, which were exited as part of the company's manufacturing consolidation efforts. These leases extend through periods ending in December 2014. One of these facilities is currently subleased. It is the company's intent to sublease the remaining facility.

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

Item 4A. Executive Officers of the Registrant

		Principal Occupation and	Date First
		Principal Position and	Became
Name	Age	Office with the company	Officer

William F. Whitman, Jr.	64	Chairman of the Board of	1983
		the company and
		Middleby Marshall

Selim A. Bassoul	47	President and Chief Executive	2000
		Officer of the company and
		Middleby Marshall

Timothy J. FitzGerald	34	Vice President, Chief Financial	2000
		Officer of the company and
		Middleby Marshall

David B. Baker	46	Vice President, Chief	2000
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

      In December 2003, the company declared and paid a $0.25 per common share special dividend to shareholders of record as of the close of business on November 12, 2003 aggregating to $2.3 million. The company's senior bank agreement limits the payments of dividends to $2.5 million per annum.

      During the fourth quarter of fiscal 2003, the company issued 196,875 shares of the company's common stock to company officers, 4,625 shares to division executives and 15,000 shares to directors pursuant to the exercise of stock options, for $1,262,212.52, $20,766.25 and $116,910.00, respectively. Such options were granted to company officers for 33,750 shares at an exercise price of $5.33 per share, 3,125 shares at an exercise price of $6.54 per share, 40,000 shares at an exercise price of $5.89 per share, and 120,000 shares at an exercise price of $6.89 per share. Such options were granted to division executives for 4,625 shares at an exercise price of $4.49 per share. Such options were granted to directors for 3,000 shares at an exercise price of $5.99 per share, and 12,000 shares at an exercise price of $8.25 per share. As certificates for the shares were legended and stop transfer instructions were given to the transfer agent, the issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and the rules and regulations thereunder, as transactions by an issuer not involving a public offering.

PART II

Item 6. Selected Financial Data

(amounts in thousands, except per share data)
Fiscal Year Ended (1)

(as restated)(2)

2003		2002	2001	2000	1999

Income Statement Data:
Net sales	$242,200	$235,147	$103,642	$129,602	$134,756
Cost of sales	156,347	156,647	72,138	84,416	93,766

Gross profit	85,853	78,500	31,504	45,186	40,990
Selling and distribution expenses	29,609	28,213	13,180	15,858	18,694
General and administrative expenses	21,228	20,556	10,390	17,478	14,430
Non-recurring expenses	—	—	—	—	2,208

Income from operations	35,016	29,731	7,934	11,850	5,658
Interest expense and deferred financing
amortization, net	5,891	11,180	740	1,204	2,724
Gain on acquisition financing
derivatives	(62)	(286)	—	—	—
Debt extinguishment expenses	—	9,122	—	378	—
Other expense, net	366	901	794	1,503	763

Earnings before income taxes	28,821	8,814	6,400	8,765	2,171
Provision for income taxes	10,123	2,712	4,764	5,227	3,165

Net earnings (loss)	$18,698	$6,102	$1,636	$3,538	$(994)

Net earnings (loss) per share:
Basic	$2.06	$0.68	$0.18	$0.35	$(0.10)
Diluted	$1.99	$0.67	$0.18	$0.35	$(0.10)

Weighted average number of shares
outstanding:
Basic	9,065	8,990	8,981	9,971	10,161
Diluted	9,392	9,132	8,997	10,091	10,277

Cash dividends declared
per common share	$0.25	$—	$—	$0.10	$—

Balance Sheet Data:
Working capital	$3,490	$13,890	$12,763	$19,084	$28,095
Total assets	194,620	207,962	211,397	79,920	99,048
Total debt	56,500	87,962	96,199	8,539	28,135
Stockholders' equity	62,090	44,632	39,409	37,461	43,168

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

(2)	See Note 3.

(3)	2000 and 1999 have been reclassified to conform with current year presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement

     The accompanying management's discussions and analysis of financial condition and results of operations gives effect to the restatement of the condensed consolidated financial statements for three years ended January 3, 2004 as described in Note 3 to the condensed consolidated financial statements.

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

NET SALES SUMMARY
(dollars in thousands)

Fiscal Year Ended (1)

	2003		2002		2001

	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:
Cooking Systems Group:
Core cooking equipment	$162,366	67.0	$159,089	67.6	$36,623	35.4
Conveyor oven equipment	49,236	20.3	48,394	20.6	41,652	40.2
Counterline cooking
equipment	10,096	4.2	11,212	4.8	11,008	10.6
International specialty
equipment	7,704	3.2	4,980	2.1	4,914	4.7

Cooking Systems Group	229,402	94.7	223,675	95.1	94,197	90.9

International Distribution
Division (2)	42,698	17.6	36,162	15.4	20,483	19.8

Intercompany sales (3)	(29,900)	(12.3)	(24,690)	(10.5)	(11,038)	(10.7)

Total	$242,200	100.0%	$235,147	100.0%	$103,642	100.0%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

(2)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(3)	Represents the elimination of sales amongst the Cooking Systems Group and from the Cooking Systems Group to the International Distribution Division.

Results of Operations

      The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)

	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	64.6	66.6	69.6

Gross profit	35.4	33.4	30.4
Selling, general and administrative expenses	20.9	20.7	22.7

Income from operations	14.5	12.7	7.7
Net interest expense and deferred financing
amortization, net	2.4	4.8	0.7
Debt extinguishment expenses	—	3.9	—
Gain on acquisition financing derivatives	—	(0.1)	—
Other expense, net	0.2	0.4	0.8

Earnings before income taxes	11.9	3.7	6.2
Provision for income taxes	4.2	1.1	4.6

Net earnings	7.7%	2.6%	1.6%

(1) The company's fiscal year ends on the Saturday nearest to December 31.

Fiscal Year Ended January 3, 2004 as Compared to December 28, 2002

     Net sales. Net sales in fiscal 2003 increased by $7.1 million or 3.0% to $242.2 million in fiscal 2003 from $235.1 million in fiscal 2002.

     Net sales at the Cooking Systems Group increased by $5.7 million or 2.5% to $229.4 million in 2003 as compared to $223.7 million in the prior year.

  Core cooking equipment increased by $3.3 million or 2.1% to $162.4 millionresulting from increased sales of fryers, ranges and charbroilers, offset in part by lower sales of combi-ovens. Fryer sales grew by approximately $3.6 million due to the continued success of the Pitco Solstice fryer product line, which was initially introduced in 2002. Range and charbroiler sales grew approximately $2.8 million also reflecting the impact of new product introduction including the Blodgett Range and the Southbend Platinum series of ranges, targeting the higher-end segment of the market. Sales of combi-ovens declined approximately $3.0 million due in largepart to reduced government business, which included a large military order in theprior year. Core cooking equipment sales also reflects the impact of discontinued product lines, which accounted for a decrease of approximately $0.8 million.

  Conveyor oven equipment sales increased by $0.8 million or 1.7% to $49.2 million. Parts sales increased by approximately $2.3 million reflecting the impact of a growing and aging base of installed ovens in operations at customers. The increase in parts sales was offset in part by a $1.0 million reduction in the sale of refurbished ovens due to the decision to limit used oven trade in programs reducing the company's supply of used ovens for resale.

  Counterline cooking equipment sales decreased by $1.1 million or 10.0% as a result of lower demand from several restaurant chain customers and the impact of business interruption on certain products resulting from supplier quality problems which resulted in extended lead times and the temporary loss of business. The supplier issues were resolved by the end of the year.

  International specialty equipment sales increased by $2.7 million or 54.7%. The increase in sales resulted from increased production of component parts for the U.S. manufacturing divisions and increased sales to local restaurant customers in the Philippine market.

     Net sales at the International Distribution Division increased by $6.5 million or 18.1% to $42.7 million. The majority of sales growth internationally came from China, Australia and the United Kingdom. Growth in the China and Australia market reflects increased restaurant openings of major restaurant chain customers as they expand internationally. Sales to the general market in China have also increased as the economy in that country continues to expand. Sales into the United Kingdom have increased due to greater penetration of that market resulting from the addition of a company owned distribution operation in that country, which was purchased as part of the Blodgett acquisition in December 2001.

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

     Gross profit. Gross profit increased by $7.4 million to $85.9 million in fiscal 2003 from $78.5 million in 2002 as a result of increased sales volume and improvements in the gross margin rate, which increased to 35.4% in 2003 from 33.4% in 2002. The improvement in the gross margin rate resulted from several factors, including the following:

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

  Cost reduction initiatives including the shift of component part manufacturing to low cost manufacturers, which included the company's Philippine based manufacturing facility. The company also realized benefits of certain cost reductions from key supplier negotiations utilizing increased purchasing leverage resulting from the company's 2001 acquisition of Blodgett.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $2.0 million to $50.8 million in 2003 from $48.8 million in 2002.

     Selling and distribution expenses increased to $29.6 million in 2003 from $28.2 million in 2002. As a percentage of net sales, selling and distribution expenses increased slightly to 12.2% in 2003 from 12.0% in 2002. The increase in selling and distribution expense reflects increased advertising and promotional costs associated with new product introductions. The company also added several salespeople to the organization to increase market coverage.

     General and administrative expenses increased to $21.2 million in 2003 from $20.6 million in 2002. As a percentage of net sales, general and administrative expenses were 8.8% in 2003 slightly lower than the prior year of 8.9% . The net increase in general and administrative expenses includes increases in incentive compensation associated with improved financial performance of the company and higher pension costs associated with expanded benefits, offset in part by a reduction in bad debt expense resulting from improved credit experience.

     Income from operations. Income from operations increased $5.3 million or 17.8% to $35.0 million in fiscal 2003 from $29.7 million in fiscal 2002. The increase in operating income reflects the higher net sales and gross profit.

     Non-operating expenses. Non-operating expenses decreased by $14.7 million to $6.2 million in 2003 from $20.9 million in 2002. The $14.7 million reduction in non-operating expenses includes a $5.3 million reduction in interest expense resulting from the repayment of high interest notes due to the Maytag associated with the Blodgett acquisition and generally lower average debt balances, a $9.1 million expense reduction associated with non-recurring debt extinguishment costs incurred in 2002 pertaining to the company's refinancing of its debt, a $0.5 million reduction in other net expenses, which is primarily comprised of foreign exchange gains and losses, and a $0.2 million reduction in gains associated with acquisition related financing derivatives.

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

Fiscal Year Ended December 28, 2002 as Compared to December 29, 2001

     Net sales. Net sales in fiscal 2002 increased from $103.6 million in fiscal 2001 to $235.1 million in fiscal 2002. The increase in net sales resulted from the incremental business associated with the acquired Blodgett operations. On a proforma basis, net sales for combined Middleby and Blodgett increased by $6.5 million or 2.9% as compared to $222.6 million in 2001.

     Net sales at the Cooking Systems Group amounted to $223.7 million in 2002 as compared to $94.2 million in the prior year.

  Core cooking equipment sales increased to $159.1 million as compared to $36.6million, primarily due to the addition of the acquired Blodgett product lines, which accounted for $117.2 million of the net change. Excluding the acquired product lines, core product sales increased by $0.6 million due to market share gains.

  Conveyor oven equipment sales amounted to $48.4 million as compared to $41.7 million in the prior year, including an increase of $6.9 million associated with the acquired product lines. Excluding the impact of the acquired product lines, sales were consistent year over year.

  Counterline cooking equipment net sales remained stable at $11.2 million in fiscal 2002 as compared to $11.0 million in the prior year. International specialty equipment sales of $5.0 million remained stable with the prior year of $4.9 million.

     Net sales at the International Distribution Division increased to $36.2 million in 2002 compared to $20.5 million in 2001, due in part to the addition of a company owned distribution operation in the United Kingdom, which was acquired as part of the Blodgett purchase. Net sales of this operation amounted to $8.9 million in fiscal 2002. Excluding the impact of the UK distribution operation, the sales of the International Distribution Division increased by $5.4 million, primarily due to the revenues associated with the acquired product lines which began to be distributed through this division late in the first quarter of 2002.

     Gross profit. Gross profit increased to $78.5 million in fiscal 2002 from $31.5 million in the prior year as a result of the increased sales volumes resulting from the acquisition. As a percentage of net sales, the gross margin rate increased to 33.4% in fiscal 2002 as compared to 30.4% in the prior year. The increase in the overall gross margin rate is largely attributable to an improved cost structure and a greater leverage resulting from the increased volume associated with the acquisition. As part of the cost structure improvements, the company consolidated manufacturing for several Blodgett product lines into existing manufacturing operations, enabling the company to exit two production facilities during the second quarter of 2002. The prior year gross profit was also impacted by a $0.9 million write-down of inventory recorded in the fourth quarter associated with the acquired Blodgett inventories.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased to $48.8 million in 2002 from $23.6 million in 2001.

     Selling and distribution expenses increased to $28.2 million in 2002 from $13.2 million in 2001. The increased expense reflects the incremental cost associated with the acquired Blodgett operations. As a percentage of net sales, selling and distribution expenses were 12.0% in fiscal 2002 as compared to 12.7% in fiscal 2001, reflecting the greater leverage of sales and marketing costs over a larger combined sales base.

     General and administrative expenses increased to $20.6 million in 2002 from $10.4 million in 2001, also reflecting the impact of the additional costs associated with the acquisition. As a percentage of net sales, general and administrative expenses were 8.7% in 2002 as compared to 10.0% in 2001. The reduction in general and administrative expense percentage reflects greater leverage of costs over the increased sales base. Additionally, goodwill amortization decreased by $0.8 million, or 0.8% of net sales due to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets”, which requires goodwill and intangible assets with indefinite lives no longer be amortized, but evaluated for impairment based upon financial tests related to the current value for the related assets.

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

     Income taxes. The company recorded a net tax provision of $2.7 million in fiscal 2002 at an effective rate of 30.8% . The tax provision reflects a $3.6 million one-time tax benefit related to the early retirement of the company’s senior bank facility and senior subordinated note and a $1.7 million one-time tax benefit related to the write-off of an investment in the company’s foreign subsidiary in Japan which favorably impacted the effective tax rate. In 2001, the company recorded a net tax provision of $4.8 million at an effective rate of 74.4%, which reflected the impact of foreign losses with no recorded tax benefit and a provision associated with state tax assessments.

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

Contractual Obligations

      The company's contractual cash payment obligations are set forth below (dollars in thousands):

				Total
			Idle	Contractual
	Long-term	Operating	Facility	Cash
	Debt	Leases	Leases	Obligations

Less than 1 year	$14,500	$758	$1,271	$16,529
1-3 years	28,600	1,151	2,177	31,928
4-5 years	13,400	512	2,222	16,134
After 5 years	—	117	6,819	6,936

	$56,500	$2,538	$12,489	$71,527

      Idle facility leases consist of obligations for two manufacturing locations that were exited in conjunction with the company's manufacturing consolidation efforts. The lease obligations continue through December 2014. One of these facilities has been subleased. The company is actively looking for a subtenant for the second facility. The obligations presented above do not reflect any anticipated sublease income from the facilities.

      As indicated in Note 13 to the consolidated financial statements, the projected benefit obligation of the defined benefit plans exceeded the plans’ assets by $4.1 million at the end of 2003 as compared to $3.3 million at the end of 2002. The increase in the unfunded benefit obligations primarily resulted from the reduction in the assumed discount rate from 7.0% in 2002 to 6.25% in 2003. The unfunded benefit obligations were comprised of a $0.7 million under funding of the company's union plan and $3.4 million of under funding of the company's director plans. The company made minimum contributions required by the Employee Retirement Income Security Act of 1974 (“ERISA”) of $0.3 million in 2003 and $0.4 million in 2002 to the company's union plan. The company expects to continue to make minimum contributions to the union plan as required by ERISA. The company made contributions of $1.0 million in 2003 and no contribution in 2002 to the company's director plans. Contributions to the director plans are at the discretion of the company and made in consideration of the funded status of the plan and the company's cash flows.

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

      A second loan to the company’s Chief Executive Office was made on March 1, 2001 in the amount of $300,000 and was repayable with interest of 6.0% on February 24, 2004. This loan was established in conjunction with the company's commitment to transfer 50,000 shares of common stock from treasury to the officer at $6.00 per share. The market price at the close of business on March 1, 2001 was $5.94 per share. In accordance with a special incentive agreement with the officer, the loan and the related interest were to be forgiven by the company if certain targets of Earnings Before Taxes for fiscal years 2001, 2002, and 2003 were achieved. As of January 3, 2004, the entire loan had been forgiven as the financial targets established by the special incentive agreement had been achieved. One-third of the principal loan amount had been forgiven for the achievement of the defined targets in fiscal 2002 and the remaining two-thirds was forgiven in fiscal 2003. Amounts forgiven were recorded in general and administrative expense.

Critical Accounting Policies and Estimates

     Management's discussion and analysis of financial condition and results of operations are based upon the company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Certain Risk Factors That May Affect Future Results

     Future transactions. The company periodically reviews potential transactions related to products or product rights and businesses complementary to its business. Such transactions could include mergers, acquisitions, or licensing agreements. In the future, the company may choose to enter into such transactions at any time. The impact of transactions on the market price of a company's stock is often uncertain, but may cause substantial fluctuations to the market price. Consequently, you should be aware that any announcement of any such transaction could have a material adverse effect upon the market price of Middleby's common stock. Moreover, depending upon the nature of any transaction, the company may experience a charge to earnings, which could be material, and could possibly have an adverse impact upon the market price of Middleby common stock.

     Financing related exposure. The company has significant debt, which it incurred in conjunction with the Blodgett acquisition. A portion of this debt is subject to fluctuation in interest rates, which could have a negative impact on the company's interest costs. Additionally, terms of the senior bank agreement limit the paying of dividends, capital expenditures and leases, and require, among other things, a minimum amount, as defined, of stockholders' equity, certain ratios of indebtedness and fixed charge coverage. Noncompliance by the company to satisfy any one of these requirements could result in a significant increase in the company's financing costs and have a material adverse impact to the company's financial results and condition. The financing agreements also provide that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document.

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

      Risks relating to intellectual property. The company holds numerous patents covering technology and applications related to various products, equipment and systems, and numerous trademarks and trade names registered with the U.S. Patent and Trademark Office and in various foreign countries, including the names Blodgett, Blodgett Combi, Blodgett Range, CTX, MagiKitch'n, Middleby Marshall, Pitco Frialator, Southbend, SteamMaster, and Toastmaster. There can be no assurance as to the breadth or degree of protection that existing or future patents or trademarks may afford the company.

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

     As of January 3, 2004, the company had aggregate borrowings under its senior bank agreement of $54.5 million. Year-end borrowings included a $48.5 million term loan assessed interest at floating rates of 2.75% above LIBOR, a $4.5 million term loan assessed interest at a rate of 3.75% above LIBOR and $1.5 million under the revolving credit facility. At January 3, 2004, the interest rate on the $48.5 million and $4.5 million term loans were 3.99% and 4.93%, respectively. The interest rate on the $48.5 million term loan may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Availability under the aggregate $30.0 million revolving credit facility is limited to the amount of collateral as defined by the senior bank agreement. At year-end, the collateral base and borrowing availability amounted to $15.3 million of which $3.0 was utilized, including $1.5 million in borrowings and $1.5 million in letters of credit. The revolving credit facility is assessed interest at 1.0% above PRIME for short-term borrowings or 2.75% above LIBOR on long-term borrowings. On January 3, 2004, the borrowings under the revolving credit facility carried an interest rate of 5.0% . A variable commitment fee, based upon the indebtedness ratio, is charged on the unused portion of the line of credit. This variable commitment fee amounted to 0.45% as of January 3, 2004.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of The Middleby Corporation

We have audited the accompanying consolidated balance sheets of The Middleby

Corporation and Subsidiaries (the “Company”) as of January 3, 2004 and December 28, 2002 and the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2004. Our audits also included the financial statement schedule listed in the Index at Item 8, Part II for the years ended January 3, 2004, December 28, 2002 and December 29, 2001. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Middleby Corporation and Subsidiaries as of January 3, 2004 and December 28, 2002, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3, the accompanying financial statements have been restated.

As discussed in Note 5 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

Deloitte & Touche LLP Chicago, Illinois March 23, 2004 (July 22, 2004 as to Note 3)

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS JANUARY 3, 2004 AND DECEMBER 28, 2002 (amounts in thousands, except share data)

ASSETS	2003	2002
Current assets:
Cash and cash equivalents	$3,652	$8,378
Accounts receivable, net	23,318	27,797
Inventories, net	25,382	27,206
Prepaid expenses and other	1,776	1,069
Current deferred taxes	12,839	13,341

Total current assets	66,967	77,791
Property, plant and equipment, net	24,921	27,500
Goodwill	74,761	74,761
Other intangibles	26,300	26,300
Other assets	1,671	1,610

Total assets	$194,620	$207,962

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$14,500	$14,400
Accounts payable	11,901	13,488
Accrued expenses	37,076	36,013

Total current liabilities	63,477	63,901
Long-term debt	42,000	73,562
Long-term deferred tax liability	8,264	7,878
Other non-current liabilities	18,789	17,989
Stockholders' equity:
Preferred stock, $.01 par value; none issued	—	—
Common stock, $.01 par value, 11,257,021 and 11,028,396
shares issued in 2003 and 2002, respectively	113	110
Shareholder receivable	—	(200)
Paid-in capital	55,279	53,837
Treasury stock at cost; 2,047,271 and 2,002,474
shares in 2003 and 2002, respectively	(12,463)	(11,635)
Retained earnings	21,470	5,073
Accumulated other comprehensive loss	(2,309)	(2,553)

Total stockholders' equity	62,090	44,632

Total liabilities and stockholders' equity	$194,620	$207,962

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED JANUARY 3, 2004, DECEMBER 28, 2002 AND
DECEMBER 29, 2001
(amounts in thousands, except per share data)
(as restated1)

	2003	2002	2001

Net sales	$242,200	$235,147	$103,642
Cost of sales	156,347	156,647	72,138

Gross profit	85,853	78,500	31,504
Selling and distribution expenses	29,609	28,213	13,180
General and administrative expenses	21,228	20,556	10,390

Income from operations	35,016	29,731	7,934
Net interest expense and deferred financing amortization	5,891	11,180	740
Gain on acquisition financing derivatives	(62)	(286)	—
Debt extinguishment expenses	—	9,122	—
Other expense, net	366	901	794

Earnings before income taxes	28,821	8,814	6,400
Provision for income taxes	10,123	2,712	4,764

Net earnings	$18,698	$6,102	$1,636

Net earnings per share:
Basic	$2.06	$0.68	$0.18

Diluted	$1.99	$0.67	$0.18

Weighted average number of shares
Basic	9,065	8,990	8,981
Dilutive stock options	327	142	16

Diluted	9,392	9,132	8,997

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

1See Note 3.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED JANUARY 3, 2004, DECEMBER 28, 2002 AND
DECEMBER 29, 2001
(amounts in thousands)

					(Accumulated	Accumulated
					Deficit)	Other	Total
	Common	Shareholder	Paid-in	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Receivable	Capital	Stock	Earnings	Income	Equity

Balance, December 30, 2000	$110	$(290)	$53,805	$(11,707)	$(2,665)	$(1,792)	$37,461

Comprehensive income:
Net earnings	—	—	—	—	1,636	—	1,636
Currency translation adjustments	—	—	—	—	—	565	565
Increase in minimum pension liability, net of tax of $(17)	—	—	—	—	—	(42)	(42)

Net comprehensive income	—	—	—	—	1,636	523	2,159
Exercise of stock options	—	—	9	—	—	—	9
Issuance of treasury stock	—	—	—	93	—	—	93
Purchase of treasury stock	—	—	—	(313)	—	—	(313)

Balance, December 29, 2001	$110	$(290)	$53,814	$(11,927)	$(1,029)	$(1,269)	$39,409

Comprehensive income:
Net earnings	—	—	—	—	6,102	—	6,102
Currency translation adjustments	—	—	—	—	—	(378)	(378)
Increase in minimum pension liability, net of tax of $(138)	—	—	—	—	—	(346)	(346)
Unrealized loss on interest rate swap	—	—	—	—	—	(560)	(560)

Net comprehensive income	—	—	—	—	6,102	(1,284)	4,818
Exercise of stock options	—	—	15	—	—	—	15
Shareholder loan	—	(300)	—	—	—	—	(300)
Loan forgiveness	—	390	—	—	—	—	390
Issuance of treasury stock	—	—	8	292	—	—	300

Balance, December 28, 2002	$110	$(200)	$53,837	$(11,635)	$5,073	$(2,553)	$44,632

Comprehensive income:
Net earnings	—	—	—	—	18,698	—	18,698
Currency translation adjustments	—	—	—	—	—	468	468
Increase in minimum pension liability, net of tax of $(380)	—	—	—	—	—	(621)	(621)
Unrealized gain on interest rate swap, net of tax $(118)	—	—	—	—	—	397	397

Net comprehensive income	—	—	—	—	18,698	244	18,942
Exercise of stock options	3	—	1,442	(828)	—	—	617
Loan forgiveness	—	200	—	—	—	—	200
Dividend payment	—	—	—	—	(2,301)	—	(2,301)

Balance, January 3, 2004	$113	$—	$55,279	$(12,463)	$21,470	$(2,309)	$62,090

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JANUARY 3, 2004, DECEMBER 28, 2002 AND
DECEMBER 29, 2001
(amounts in thousands)

	2003	2002	2001
Cash flows from operating activities--
Net earnings	$18,698	$6,102	$1,636
Adjustments to reconcile net earnings to net cash provided by operating activities--
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

Cash flows from investing activities--
Additions to property and equipment	(1,003)	(1,087)	(469)
Acquisition of Blodgett	(19,129)	—	(74,998)

Net cash (used in) investing activities	(20,132)	(1,087)	(75,467)

Cash flows from financing activities--
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

      The company's end-user customers include: (i) fast food or quick-service restaurants, (ii) full-service restaurants, including casual-theme restaurants, (iii) retail outlets, such as convenience stores, supermarkets and department stores and (iv) public and private institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, military facilities and government agencies. Included in these customers are several large multi-national restaurant chains, which account for a significant portion of the company's business, although no single customer accounts for more than 10% of net sales. The company's domestic sales are primarily through independent dealers and distributors and are marketed by the company's sales personnel and network of independent manufacturers' representatives. The company’s international sales are through a combined network of independent and company-owned distributors. The company maintains regional sales offices in Asia, Europe and Latin America complemented by sales and distribution offices in Canada, China, India, Korea, Mexico, the Philippines, Spain, Taiwan and the United Kingdom.

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

     The allocation of net cash paid for the Blodgett acquisition as of December 29, 2001 and December 28, 2002 is summarized as follows (in thousands):

	Dec. 29, 2001	Adjustments	Dec. 28, 2002

Current assets	$36,957	$(197)	$36,760
Property, plant and equipment	13,863	(218)	13,645
Goodwill	62,008	756	62,764
Other intangibles	26,300	-	26,300
Liabilities	(44,076)	(2,174)	(46,250)

Total purchase price	95,052	(1,833)	93,219

Less: Notes issued at closing	(20,054)	1,833	(18,221)

Net cash paid for Blodgett at closing	$74,998	$--	$74,998

     The goodwill and other intangible assets, which are comprised of trademarks, are subject to the non-amortization provisions of SFAS No. 142 and are allocable to the Cooking Systems Group for purposes of segment reporting (see Note 12 for further discussion). Neither of these assets is anticipated to be deductible for income taxes.

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

(3) RESTATEMENT

     Subsequent to the issuance of the company's financial statements for the year ended January 3, 2004, it was determined that the costs incurred for shipping and handling should have been classified as a component of cost of sales rather than as a reduction of net sales in accordance with EITF Abstract No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” As a result, the statements of earnings for the three years ended January 3, 2004 have been restated to reflect the costs incurred for shipping and handling as a component of cost of sales rather than a reduction in net sales. The impact of this revision had no effect on net earnings or earnings per share for the year ended January 3, 2004. Additionally, the presentation of prior period information has been reclassified to conform with current year presentation.

	January 3, 2004		December 28, 2002		December 29, 2001

	As Previously		As Previously		As Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated

Sales	$235,402	$242,200	$229,108	$235,147	$101,552	$103,642
Cost of Sales	149,549	156,347	150,609	156,647	70,048	72,138

(4) RECLASSIFICATION

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

(5) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

     The consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

	2003	2002

	(dollars in thousands)

Raw materials and parts	$3,798	$6,178
Work in process	5,288	5,849
Finished goods	15,667	15,179

	24,753	27,206
LIFO Adjustment	629	--

Total	$25,382	$27,206

(e) Property, Plant and Equipment

     Property, plant and equipment are carried at cost as follows:

	2003	2002

	(dollars in thousands)

Land	$4,925	$4,925
Building and improvements	18,409	18,364
Furniture and fixtures	8,604	8,491
Machinery and equipment	22,129	21,508

	54,067	53,288
Less accumulated depreciation	(29,146)	(25,788)

	$24,921	$27,500

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

(f) Goodwill and Other Intangibles

     The excess purchase price over net assets acquired has historically been amortized using a straight-line method over periods of 3 to 40 years. SFAS No. 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a finite life, and addresses the impairment testing and recognition for goodwill and intangible assets. This pronouncement applies to goodwill and intangible assets arising from transactions completed before and after the date of adoption. Effective with the first quarter of 2002, the company ceased amortization of goodwill and indefinite-lived intangibles. Goodwill and other intangibles are reviewed for impairment annually or whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. For long-lived assets held for use, an impairment loss is recognized when the estimated undiscounted cash flows produced by an asset are less than the asset's carrying value. Estimates of future cash flows are judgments based on the company's experience and knowledge of operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. If the company's estimates or the underlying assumptions change in the future, the company may be required to record impairment charges.

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

(j) Fair Value of Financial Instruments

    Due to their short-term nature, the carrying value of the company's cash and cash equivalents and receivables approximate fair value. The value of long-term debt, which is disclosed in Note 6, approximates fair value. The company's derivative instruments are based on market prices when available or are derived from financial valuation methodologies.

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

(o) Stock Based Compensation

     At January 3, 2004, the company had various stock based employee compensation plans which are described more fully in Note 7.

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
Less: Stock-based employee
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

     The company’s potentially dilutive securities consist of shares issuable on exercise of outstanding options computed using the treasury method and amounted to 327,000, 142,000 and 16,000 for fiscal 2003, 2002 and 2001, respectively. Stock options amounting to 5,000 at a price of $9.63 and 322,000 at prices from $6.00 to $9.63 for fiscal 2002 and 2001, respectively, were excluded from the common share equivalents, as they were anti-dilutive.

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

(6) FINANCING ARRANGEMENTS

     The following is a summary of long-term debt at January 3, 2004 and December 28, 2002:

	2003	2002

	(dollars in thousands)

Senior secured revolving credit line	$1,500	$--
Senior secured bank term loans	53,000	65,000
Notes to Maytag	2,000	20,562
Foreign bank loan	--	2,400

Total debt	$56,500	$87,962

Less current maturities of
long-term debt	14,500	14,400

Long-term debt	$42,000	$73,562

     As of January 3, 2004, the company maintained a senior secured bank facility comprised of a $30.0 million revolving credit line and $53.0 million in term loans. The borrowing availability under the revolving credit line is limited to the amount of collateral as defined by the senior bank agreement. Borrowings under the revolving credit line amounted to $1.5 million and are assessed at an interest rate of 1.0% above PRIME for short-term borrowings or 2.75% above LIBOR for long-term borrowings, which at January 3, 2004 amounted to 5.0% . Term loans include a $48.5 million loan assessed interest at floating rates of 2.75% above LIBOR and a $4.5 million loan assessed interest at a rate of 3.75% above LIBOR. At January 3, 2004, the interest rate on the $48.5 million and $4.5 million term loans were 3.99% and 4.93%, respectively. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis.

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

     The aggregate amount of debt payable during each of the next five years is as follows:

(dollars in thousands)

2004	$14,500
2005	13,300
2006	15,300
2007	13,400
2008	--

$56,500

(7) COMMON AND PREFERRED STOCK

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

     Conditional stock warrant rights of 445,100 exercisable under circumstances defined per the note agreement expired with the retirement of the notes in December 2002. See Note 9 for further discussion.

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

     A summary of stock option activity is presented below:

			Option
Stock Option Activity	Employees	Directors	Price Per Share

Outstanding at
January 1, 2000:	318,050	76,000

Granted	18,000	24,000	$6.00 to 7.0625
Exercised	(32,875)	--	$1.25 to $5.625
Forfeited	(15,050)	--	$4.50 to $5.25

Outstanding at
December 30, 2000:	288,125	100,000

Granted	--	--
Exercised	(2,500)	--	$4.50 to $5.25
Forfeited	(4,000)	(18,000)	$4.50 to $7.50

Outstanding at
December 29, 2001:	281,625	82,000

Granted	380,000	--	$5.90
Exercised	(3,000	(1,000)	$1.875 to $4.50
Forfeited	(100,500)	--	$4.50 to $7.094

Outstanding at
December 28, 2002:	558,125	81,000

Granted	665,100	31,500	$10.51 to $18.47
Exercised	(213,625)	(15,000)	$4.50 to $10.51
Forfeited	(14,100)	--	$5.90 to $10.51

Outstanding at
January 3, 2004:	995,500	97,500

Weighted average price	$13.16	$8.20
Exercisable at
January 3, 2004:	612,925	97,500

Weighted average price	16.67	8.20

     In fiscal 2003, the weighted average price of shares granted, exercised and forfeited under the employee stock plan was $16.80, $6.31 and $7.24, respectively. In fiscal 2003, the weighted average price of shares granted and exercised under the director stock plan was $10.80 and $7.80, respectively.

     The following summarizes the options outstanding and exercisable for the employee stock plan by exercise price, at January 3, 2004:

		Weighted		Weighted
		Average		Average
Exercise	Options	Remaining	Options	Remaining
Price	Outstanding	Life	Exercisable	Life

$4.50	9,250	0.82	9,250	0.82
$5.25	5,750	2.83	5,750	2.83
$5.90	304,000	8.15	60,800	8.15
$7.063	15,500	1.13	11,625	1.13
$10.51	135,500	9.18	--	9.18
$18.47	525,500	9.81	525,500	9.81

	995,500	8.96	612,925	9.28

(8) INCOME TAXES

     Earnings before taxes is summarized as follows:

	2003	2002	2001

	(dollars in thousands)

Domestic	$26,928	$5,998	$8,157
Foreign	1,893	2,816	(1,757)

Total	$28,821	$8,814	$6,400

     The provision (benefit) for income taxes is summarized as follows:

	2003	2002	2001

	(dollars in thousands)

Federal	$7,661	$1,495	$3,235
State and local	2,282	790	965
Foreign	180	427	564

Total	$10,123	$2,712	$4,764

Current	$11,011	$1,922	$4,120
Deferred	(888)	790	644

Total	$10,123	$2,712	$4,764

     Reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate are as follows:

	2003	2002	2001

U.S. federal statutory tax rate	35.0%	34.0%	34.0%

Permanent book vs. tax
differences	--	(0.3)	6.0
Foreign tax rate differentials	(1.7)	5.0	18.4
State taxes, net of federal
benefit	4.9	7.4	16.0
Write-off of foreign investment	--	(18.9)	--
Reserve adjustments and other	(3.1)	3.6	--

Consolidated effective tax	35.1%	30.8%	74.4%

     At January 3, 2004 and December 28, 2002, the company had recorded the following deferred tax assets and liabilities, which were comprised of the following:

	2003	2002

	(dollars in thousands)
Deferred tax assets:
Warranty reserves	$4,514	$4,131
Accrued severance and plant closure	3,578	3,964
Accrued retirement benefits	2,594	1,636
Inventory reserves	2,146	2,092
Payroll related	1,433	--
Product liability reserves	1,173	813
Receivable related reserves	1,156	1,147
Unicap	406	405
Foreign net operating loss carry-forwards	211	732
Tax credit carry-forwards	--	3,134
Alternative minimum tax credits	--	922
Other	1,406	1,177

Gross deferred tax assets	18,617	20,153
Valuation allowance	--	(732)

Deferred tax assets	$18,617	$19,421

Deferred tax liabilities:
Intangible assets	$(10,651)	$(10,678)
Depreciation	(2,922)	(2,355)
LIFO reserves	(469)	(925)

Deferred tax liabilities	$(14,042)	$(13,958)

(9) FINANCIAL INSTRUMENTS

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

(10) LEASE COMMITMENTS

     The company leases warehouse space, office facilities and equipment under operating leases, which expire in fiscal 2004 and thereafter. The company also has lease obligations for two manufacturing facilities that were exited in conjunction with manufacturing consolidation efforts related to the acquisition of Blodgett. Future payment obligations under these leases are as follows:

		Idle
	Operating	Facility	Total Lease
	Leases	Leases	Commitments

	(dollars in thousands)
2004	$758	$1,271	$2,029
2005	624	1,077	1,701
2006	527	1,099	1,626
2007	274	1,107	1,381
2008 and thereafter	355	7,935	8,290

	$2,538	$12,489	$15,027

     Rental expense pertaining to the operating leases was $0.6 million, $1.1 million, and $0.5 million in fiscal 2003, 2002, and 2001, respectively. Reserves of $8.6 million have been established for the idle facility leases, net of anticipated sublease income (see Note 11 for further discussion).

(11) ACQUISITION INTEGRATION COSTS

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

A summary of the reserve balance activity is as follows (in thousands):

	Balance	Reserve	Cash	Balance	Reserve	Cash	Balance
	Dec. 29, 2001	Adjustments	Payments	Dec. 28, 2002	Adjustments	Payments	Jan. 3, 2004

Severance obligations	$3,947	$(92)	$(3,584)	$271	$(134)	$(122)	$15
Facility closure and
lease obligations	6,928	3,377	(812)	9,493	176	(1,020)	8,649

Total	$10,875	$3,285	$(4,396)	$9,764	$42	$(1,142)	$8,664

     As of the end of the year, all actions pertaining to the company’s integration initiatives have been completed. At this time, management believes the remaining reserve balance is adequate to cover the remaining costs identified at January 3, 2004.

(12) SEGMENT INFORMATION

     The company operates in two reportable operating segments defined by management reporting structure and operating activities.

     The worldwide manufacturing divisions operate through the Cooking Systems Group. This business division has manufacturing facilities in Illinois, New Hampshire, North Carolina, Vermont and the Philippines. This division supports four major product groups, including conveyor oven equipment, core cooking equipment, counterline cooking equipment, and international specialty equipment. Principal product lines of the conveyor oven product group include Middleby Marshall ovens, Blodgett ovens and CTX ovens. Principal product lines of the core cooking equipment product group include the Southbend product line of ranges, steamers, convection ovens, broilers and steam cooking equipment, the Blodgett product line of ranges, convection ovens and combi ovens, MagiKitch'n charbroilers and catering equipment and the Pitco Frialator product line of fryers. The counterline cooking and warming equipment product group includes toasters, hot food servers, foodwarmers and griddles distributed under the Toastmaster brand name. The international specialty equipment product group is primarily comprised of food preparation tables, undercounter refrigeration systems, ventilation systems and component parts for the U.S. manufacturing operations.

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

The following table summarizes the results of operations for the company’s business segments(1) (dollars in thousands):

	Cooking
	Systems	International	Corporate
	Group	Distribution	and Other (2)	Eliminations (3)	Total

2003
Net sales	$229,402	$42,698	--	$(29,900)	$242,200
Operating income	40,968	2,182	(6,491)	(1,643)	35,016
Depreciation expense	3,698	148	(263)	--	3,583
Net capital expenditures	869	36	98	--	1,003
Total assets	170,233	20,690	6,854	(3,157)	194,620
Long-lived assets (4)	123,910	509	3,234	--	127,653

2002
Net sales	$223,675	$36,162	--	$(24,690)	$235,147
Operating income	31,635	1,323	(1,925)	(1,302)	29,731
Depreciation expense	4,077	163	(273)	--	3,967
Net capital expenditures	647	265	175	--	1,087
Total assets	178,775	22,709	11,009	(4,531)	207,962
Long-lived assets (4)	126,729	459	2,983	--	130,171

2001
Net sales	$94,197	$20,483	--	$(11,038)	$103,642
Operating income	11,986	(655)	(3,347)	(50)	7,934
Depreciation expense	2,303	163	222	--	2,688
Net capital expenditures	223	76	170	--	469
Total assets	188,396	16,307	10,625	(3,931)	211,397
Long-lived assets (4)	131,593	443	6,622	--	138,658

(1)	Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, gains and losses on acquisition financing derivatives, and other income and expenses items outside of income from operations.

(2)	Includes corporate and other general company assets and operations.

(3)	Includes elimination of intercompany sales, profit in inventory, and intercompany receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

(4)	Long-lived assets of the Cooking Systems Group includes assets located in the Philippines which amounted to $2,379, $2,611 and $2,990 in 2003, 2002 and 2001, respectively.

Net sales by each major geographic region are as follows:

	2003	2002	2001

	(dollars in thousands)
United States and Canada	$193,610	$191,400	$75,952

Asia	20,319	15,830	12,284
Europe and Middle East	21,842	20,310	9,656
Latin America	6,429	7,607	5,750

Total international	48,590	43,747	27,690

	$242,200	$235,147	$103,642

(13) RELATED PARTY TRANSACTIONS

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

     A second loan to the company’s Chief Executive Officer was made on March 1, 2001 in the amount of $300,000 and was repayable with interest of 6.0% on February 24, 2004. This loan was established in conjunction with the company's commitment to transfer 50,000 shares of common stock from treasury to the officer at $6.00 per share. The market price at the close of business on March 1, 2001 was $5.94 per share. In accordance with a special incentive agreement with the officer, the loan and the related interest were to be forgiven by the company if certain targets of Earnings Before Taxes for fiscal years 2001, 2002, and 2003 were achieved. As of January 3, 2004, the entire loan had been forgiven as the financial targets established by the special incentive agreement had been achieved. One-third of the principal loan amount had been forgiven in fiscal 2002 and the remaining two-thirds was forgiven in fiscal 2003. Amounts forgiven were recorded in general and administrative expense.

(14) EMPLOYEE BENEFIT PLANS

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

     The assets of the defined benefit plans consist principally of marketable securities and government and corporate debt securities. A summary of the plans’ benefit obligations, funded status, and net balance sheet position is as follows:

	(dollars in thousands)
	2003	2003	2002	2002
	Union	Director	Union	Director
	Plan	Plans	Plan	Plans
Change in Benefit Obligation:
Benefit obligation – beginning of year	$3,502	$4,129	$3,096	$3,321

Service cost	--	397	108	567
Interest on benefit obligations	249	312	233	244
Return on assets	(264)	--	(258)	--
Net amortization and deferral	106	406	105	89
Pension curtailment adjustment	--	--	97	--

Net pension expense	91	1,115	285	900
Net benefit payments	(203)	(7)	(181)	(16)
Actuarial (gain) loss	644	572	302	(76)

Benefit obligation – end of year	$4,034	$5,809	$3,502	$4,129

Change in Plan Assets:
Plan assets at fair value – beginning of
year	$3,078	$1,214	$2,870	$1,538
Company contributions	280	1,007	377	16
Investment gain	191	310	12	(240)
Benefit payments and plan expenses	(203)	(111)	(181)	(100)

Plan assets at fair value – end of year	$3,346	$2,420	3,078	$1,214

Funded Status:
Unfunded benefit obligation	$(688)	$(3,389)	(424)	$(2,915)
Unrecognized net loss	1,628	832	1,200	260
Unrecognized prior year service cost	--	--	--	--
Unrecognized net transition asset	--	--	--	--

Net amount recognized in the balance
sheet at year-end	$940	$(2,557)	776	$(2,655)

Amount recognized in balance sheet:
Other assets	$--	$--	--	$--
Non-current liabilities	(688)	(3,389)	(424)	(2,915)
Accumulated other
comprehensive income	1,628	832	1,200	260

Net amount recognized	$940	$(2,557)	776	$(2,655)

Salary growth rate	n/a	3.50%	n/a	3.50%
Assumed discount rate	6.25%	6.25%	7.00%	7.00%
Expected return on assets	8.50%	n/a	8.50%	n/a

     The company also maintains a defined contribution plan for all salaried and non-union employees in the United States. The discretionary profit sharing contributions approved relating to the plan years ending 2003, 2002, and 2001 for the profit sharing and 401K plan amounted to $750,000, $600,000 and $300,000, respectively.

(15) QUARTERLY DATA (UNAUDITED)

	1 st	2 nd	3 rd	4 th		Total Year

	(dollars in thousands, except per share data)

2003

Net sales (as previously reported)	$54,767	$63,595	$59,254		$57,786	$235,402
Net sales (as restated)	56,393	65,408	60,894		59,505	242,200
Gross profit (2)	19,052	22,650	22,633		21,518	85,853
Income from operations (2)	6,407	9,644	9,986		8,979	35,016
Net earnings (2)	$2,609	$4,597	$5,651		$5,841	$18,698

Basic earnings per share (1) (2)	$0.29	$0.51	$0.63		$0.64	$2.06

Diluted earnings per share (1) (2)	$0.28	$0.49	$0.59		$0.60	$1.99

2002

Net sales (as previously reported)	$54,491	$62,478	$57,679		$54,460	$229,108
Net sales (as restated)	55,670	64,022	59,361		56,094	235,147
Gross profit	17,893	21,521	20,464		18,622	78,500
Income from operations	4,721	8,196	8,947		7,867	29,731
Net earnings (loss)	$1,040	$2,814	$4,337		$(2,089)	$6,102

Basic earnings (loss) per share (1)	$0.12	$0.31	$0.48	$	(0.23)	$0.68

Diluted earnings (loss) per share (1)	$0.12	$0.31	$0.47		$(0.23)	$0.67

(1)	Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

(2)	The 2003 fourth quarter included an adjustment to the LIFO provision for inventory, which increased pretax earnings by $0.6 million and net earnings by $0.4 million, or $0.04 per share.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FISCAL YEARS ENDED JANUARY 3, 2004, DECEMBER 28, 2002
AND DECEMBER 29, 2001

	Balance	Additions	Write-Offs		Balance
	Beginning	Charged	During the		At End
	Of Period	Expense	the Period	Acquisition	Of Period

Allowance for
doubtful accounts; deducted from
accounts receivable on the
balance sheets-

2001	$2,408,000	$410,000	$(178,000)	$273,000	$2,913,000

2002	$2,913,000	$1,012,000	$(431,000)	$--	$3,494,000

2003	$3,494,000	$615,000	$(963,000)	$--	$3,146,000

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

     As of January 3, 2004, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

     During the year ended January 3, 2004 there have been no significant changes in the company's internal controls over financial reporting or in other factors that could significantly affect the internal controls subsequent to the date the company completed its evaluation.

PART III

     Pursuant to General Instruction G (3), the information called for by Part III (Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), Item 13 (Certain Relationships and Related Transactions) and Item 14 (Principal Accountant Fees and Services)), is incorporated herein by reference from the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K/A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial statements.

The financial statements listed on Page 34 are filed as part of this Form 10-K/A.

	3.	Exhibits.

		2.1	Stock Purchase Agreement, dated August 30,
2001, between The Middleby Corporation and Maytag
Corporation, incorporated by reference to the company's
Form 10-Q Exhibit 2.1, for the fiscal period ended
September 29, 2001, filed on November 13, 2001.

		2.2	Amendment No. 1 to Stock Purchase Agreement,
dated December 21, 2001, between The Middleby
Corporation and Maytag Corporation, incorporated by
reference to the company's Form 8-K Exhibit 2.2 dated
December 21, 2001, filed on January 7, 2002.

		2.3	Amendment No. 2 to Stock Purchase Agreement, dated
December 23, 2002 between The Middleby Corporation and
Maytag Corporation, incorporated by reference to the
company's Form 8-K Exhibit 2.1 dated December 23, 2002,
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
company's Form 8-K, Exhibit 4.1 filed on January 7, 2002.

4.3	Subordinated Promissory Note Agreement, dated
December 21, 2001, between The Middleby Corporation
and Maytag Corporation incorporated by reference to the
company's Form 8-K, Exhibit 4.2 filed on January 7, 2002.

4.4	Credit Agreement, dated December 21, 2001, between
The Middleby Corporation, Middleby Marshall Inc., Fleet
National Bank and Bank of America incorporated by
reference to the company's Form 8-K, Exhibit 4.3 filed on
January 7, 2002.

4.5	Deed of Charge and Memorandum of Deposit, dated
December 21, 2001, between G.S. Blodgett Corporation
and Bank of America incorporated by reference to the
company's Form 8-K, Exhibit 4.4 filed on January 7, 2002.

4.6	Subsidiary Guaranty, dated December 21, 2001, between
The Middleby Corporation, Middleby Marshall Inc. and
Bank of America incorporated by reference to the
company's Form 8-K, Exhibit 4.5 filed on January 7, 2002.

4.7	Security Agreement, dated December 21, 2001, between
The Middleby Corporation, Middleby Marshall Inc. and its
subsidiaries and Bank of America incorporated by
reference to the company's Form 8-K, Exhibit 4.6 filed on
January 7, 2002.

4.8	U.S. Pledge Agreement, dated December 21, 2001,
between The Middleby Corporation, Middleby Marshall Inc.
and its subsidiaries and Bank of America incorporated by
reference to the company's Form 8-K, Exhibit 4.7 filed on
January 7, 2002.

4.9	Note and Equity Purchase Agreement, dated December
21, 2001, between The Middleby Corporation, Middleby
Marshall Inc. and American Capital Financial Services, Inc
incorporated by reference to the company's Form 8-K/A
Amendment No. 1, Exhibit 4.8 filed on January 31, 2002.

4.10	Warrant Agreement, dated December 21, 2001, between
The Middleby Corporation, Middleby Marshall Inc. and
American Capital Financial Services, Inc incorporated by
reference to the company's Form 8-K/A Amendment No. 1,
Exhibit 4.9 filed on January 31, 2002.

4.11	Conditional Warrant Agreement, dated December 21,
2001, between The Middleby Corporation, Middleby
Marshall Inc. and American Capital Financial Services, Inc
incorporated by reference to the company's Form 8-K/A
Amendment No. 1, Exhibit 4.10 filed on January 7, 2002.

4.12	Amended and Restated Credit Agreement, dated
December 23, 2002, between The Middleby Corporation,
Middleby Marshall Inc., LaSalle Bank National Association,
Wells Fargo Bank, Inc. and Bank of America N.A.,
incorporated by reference to the company's Form 8-K
Exhibit 2.1 dated December 23, 2002, filed on January 7,
2003.

4.13	Note Prepayment and Warrant Purchase Agreement,
dated December 23, 2002, between The Middleby
Corporation, Middleby Marshall, Inc. and American Capital
Financial Services, Inc., incorporated by reference to the
company's Form 8-K Exhibit 2.1 dated December 23,
2002, filed on January 7, 2003.

4.14	Consent and Waiver to Subordinated Promissory Note,
dated December 23, 2002, between The Middleby
Corporation and Maytag Corporation, incorporated by
reference to the company's Form 8-K Exhibit 2.1 dated
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
23, 2003, between The Middleby Corporation and Maytag
Corporation, incorporated by reference to the company’s
Form 10-Q, Exhibit 4.2, for the fiscal period ended
September 27, 2003, filed on November 7, 2003.

10.1	*	Amended and Restated Employment Agreement of William
F. Whitman, Jr., dated January 1, 1995, incorporated by
reference to the company’s Form 10-Q, Exhibit (10) (iii) (a), for the fiscal quarter ended April 1, 1995;

10.2	*	Amendment No. 1 to Amended and Restated Employment
Agreement of William F. Whitman, Jr., incorporated by
reference to the company's Form 8-K, Exhibit 10(a), filed
on August 21, 1998.

10.3	*	Amended and Restated Employment Agreement of David
P. Riley, dated January 1, 1995, incorporated by reference
to the company’s 10-Q, Exhibit (10) (iii) (b) for the fiscal quarter ended April 1, 1995;

10.4	*	Amendment No. 1 to Amended and Restated Employment
Agreement of David P. Riley incorporated by reference to
the company's Form 8-K, Exhibit 10(b), filed on August 21,
1998.

10.5	*	Retirement Plan for Independent Directors adopted as of
January 1, 1995, incorporated by reference to the
company’s Form 10-Q, Exhibit (10) (iii) (c), for the fiscal
quarter ended April 1, 1995;

10.6	*	Description of Supplemental Retirement Program,
incorporated by reference to Amendment No. 1 to the
company’s Form 10-Q, Exhibit 10 (c), for the fiscal quarter
ended July 3, 1993, filed on August 25, 1993;

10.7	*	The Middleby Corporation Stock Ownership Plan,
incorporated by reference to the company’s Form 10-K,
Exhibit (10) (iii) (m), for the fiscal year ended January 1,
1994, filed on March 31, 1994;

10.8	*	Amendment to The Middleby Corporation Stock Ownership
Plan dated as of January 1, 1994, incorporated by
reference to the company’s Form 10-K, Exhibit (10) (iii) (n), for the fiscal year ended December 31,1994, filed on
March 31, 1995;

10.9		Grantor trust agreement dated as of April 1, 1999 among
the company and Wachovia Bank, N.A, incorporated by
reference to the company's Form 10-K, Exhibit 10.15, for
the fiscal year ended January 1, 2000 filed on March 31,
2000.

10.10	*	Amendment No. 2 to Amended and Restated Employment
Agreement of David P. Riley, dated December 1, 2000,
incorporated by reference to the company's Form 10-K,
Exhibit 10(C), for the fiscal year ended December 30, 2000
filed on March 30, 2001.

10.11	*	Loan arrangement between the company and Selim A.
Bassoul, dated November 19, 1999, incorporated by
reference to the company's Form 10-K, Exhibit 4(E), for the
fiscal year ended December 30, 2000 filed on March 30,
2001.

10.12	*	Amendment No. 2 to Amended and Restated Employment
Agreement of William F. Whitman, dated January 1, 2001,
incorporated by reference to the company's Form 10-K,
Exhibit 10(D), for the fiscal year ended December 30, 2000
filed on March 30, 2001.

10.13	*	Amendment No. 3 to Amended and Restated Employment
Agreement of David P. Riley, dated June 20, 2001,
incorporated by reference to the company's Form 10-K,
Exhibit 10-16, for the fiscal year ended December 29, 2001
filed on March 29, 2002.

10.14	*	Amendment No. 3 to Amended and Restated Employment
Agreement of William F. Whitman, dated April 16, 2002,
incorporated by reference to the company's Form 10-Q,
Exhibit 10(A), for the fiscal period ended June 29, 2002
filed on August 19, 2002.

10.15	*	Employment Agreement of Selim A. Bassoul, dated May
16, 2002, incorporated by reference to the company's
Form 10-Q, Exhibit 10(C), for the fiscal period ended June
29, 2002, filed on August 19, 2002.

10.16	*	Amendment No. 4 to Amended and Restated Employment
Agreement of William F. Whitman, Jr., dated January 2,
2003, incorporated by reference to the company's Form
10-Q, Exhibit 10(A), for the fiscal period ended June 28,
2003, filed on August 8, 2003.

10.17	*	Amendment No. 1 to Employment Agreement of Selim A.
Bassoul, dated July 3, 2003, incorporated by reference to
the company’s form 10-Q, Exhibit 10(B) for the fiscal period ended June 28, 2003, filed on August 8, 2003.

10.18	*	Amendment No. 5 to Amended and Restated Employment
Agreement of William F. Whitman, Jr., dated December 15,
2003, incorporated by reference to the company’s Form
10-K, Exhibit 10.18, for the fiscal year ended January 3,
2004, filed on April 2, 2004.

10.19	*	Amendment No. 2 to Employment Agreement of Selim A.
Bassoul, dated December 15, 2003, incorporated by
reference to the company’s Form 10-K, Exhibit 10.19, for
the fiscal year ended January 3, 2004, filed on April 2,
2004.

10.20	*	Severance agreement of David B. Baker, dated March 1,
2004, incorporated by reference to the company’s Form
10-K, Exhibit 10.20, for the fiscal year ended January 3,
2004, filed on April 2, 2004.

10.21	*	Severance agreement of Timothy J. FitzGerald, dated
March 1, 2004, incorporated by reference to the company’s
Form 10-K, Exhibit 10.21, for the fiscal year ended January
3, 2004, filed on April 2, 2004.

10.22	*	Amended 1998 Stock Incentive Plan, dated December 15,
2003, incorporated by reference to the company’s Form
10-K, Exhibit 10.21, for the fiscal year ended January 3,
2004, filed on April 2, 2004.

21		List of subsidiaries;

31.1	Certification of Chief Executive Officer pursuant to Rule
13a-14(a) and Rule 15d-14(a) of the Securities Exchange
Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule
13a-14(a) and Rule 15d-14(a) of the Securities Exchange
Act, as amended.

31.3	Certification of Chief Administrative Officer pursuant to
Rule 13a-14(a) and Rule 15d-14(a) of the Securities
Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18
U.S.C. 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18
U.S.C. 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Administrative Officer Pursuant to
18 U.S.C. 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

* Designates management contract or compensation plan.

(b)	On October 24, 2003 (date of earliest event reported was October 24, 2003), the company furnished a report on Form 8-K, in response to Item 9, Regulation FD Disclosure, announcing the company's fiscal third quarter 2003 results.

On October 30, 2003 (date of earliest event reported was October 30, 2003), the company furnished a report on Form 8-K, in response to Item 5, Other Events, announcing the payment of a special dividend.

(c)	See the financial statement schedule included under Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th of August 2004.

THE MIDDLEBY CORPORATION

BY: /s/ Timothy J. FitzGerald

Timothy J. FitzGerald
Vice President,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 16, 2004.

Signatures	Title

PRINCIPAL EXECUTIVE OFFICER

/s/ Selim A. Bassoul	President, Chief Executive Officer
and Director
Selim A. Bassoul

PRINCIPAL ADMINISTRATIVE
OFFICER

/s/ David B. Baker	Vice President, Chief Administrative
Officer and Secretary
David B. Baker

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER

/s/ Timothy J. FitzGerald	Vice President, Chief Financial
Officer
Timothy J. FitzGerald

DIRECTORS

/s/ William F. Whitman, Jr.	Chairman of the Board and Director

William F. Whitman, Jr.

/s/ Robert R. Henry	Director

Robert R. Henry

/s/ A. Don Lummus	Director

A. Don Lummus

/s/ John R. Miller, III	Director

John R. Miller, III

/s/ Philip G. Putnam	Director

Philip G. Putnam

/s/ David P. Riley	Director

David P. Riley

/s/ Sabin C. Streeter	Director

Sabin C. Streeter

/s/ Laura B. Whitman	Director

Laura B. Whitman

/s/ W. Fifield Whitman, III	Director

Fifield W. Whitman

/s/ Robert L. Yohe	Director

Robert L. Yohe