Form 10-Q/A
period 2004-04-03
MIDDLEBY CORP
filed 2004-08-16
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

(Registrant's telephone number, including area code) (847) 741-3300

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
Yes __   No  X

As of May 14, 2004, there were 9,222,250 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED APRIL 3, 2004

INDEX

DESCRIPTION	PAGE

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS	1
April 3, 2004 and January 3. 2004

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
April 3, 2004 (as restated) and March 29, 2003 (as restated)	2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
April 3, 2004 and March 29, 2003	3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations (unaudited)	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	28

Item 6. Exhibits and Reports on Form 8-K	28

Explanatory Note

Subsequent to the issuance of the company's financial statements for the quarter ended April 3, 2004, it was determined that the costs incurred for shipping and handling should have been classified as a component of cost of sales rather than as a reduction of net sales in accordance with EITF Abstract No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This amendment on Form 10-Q/A (Amendment No. 1) amends the company's quarterly report on Form 10-Q for the period ended April 3, 2004, as filed with the Securities and Exchange Commission on May 17, 2004, and is being filed to reflect the restatement of the company's consolidated financial statements. The significant effects of this restatement on the financial statements are presented in Note 2 to the consolidated financial statements and Item 2 in Part I of this amended quarterly report on Form 10-Q/A (Amendment No. 1). Except for Ite ms 1, 2 and 4 in Part I and Item 6 in Part II of this document, no other information included in the original Form 10-Q is amended by this Form 10-Q/A (Amendment No. 1). This amendment incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this quarterly report as originally filed, except where specifically noted.

PART I. FINANCIAL INFORMATION

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
(Unaudited)
	Apr. 3, 2004	Jan. 3, 2004

ASSETS

Cash and cash equivalents	$3,073	$3,652
Accounts receivable, net of reserve for doubtful accounts of $3,172 and $3,146	25,446	23,318
Inventories, net	28,904	25,382
Prepaid expenses and other	1,220	1,776
Current deferred taxes	12,907	12,839

Total current assets	71,550	66,967

Property, plant and equipment, net of accumulated depreciation of $29,886 and $29,146	24,132	24,921
Goodwill	74,761	74,761
Other intangibles	26,300	26,300
Other assets	1,430	1,671

Total assets	$198,173	$194,620

LIABILITIES AND STOCKHOLDERS' EQUITY

Current maturities of long-term debt	$15,975	$14,500
Accounts payable	15,455	11,901
Accrued expenses	34,899	37,076

Total current liabilities	66,329	63,477
Long-term debt	37,675	42,000
Long-term deferred tax liability	8,264	8,264
Other non-current liabilities	18,042	18,789
Stockholders' equity:
Preferred stock, $.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 11,269,521 and 11,257,021 issued
in 2004 and 2003, respectively	113	113
Paid-in capital	55,365	55,279
Treasury stock at cost; 2,047,271 shares in 2004 and 2003	(12,463)	(12,463)
Retained earnings	27,061	21,470
Accumulated other comprehensive loss	(2,213)	(2,309)

Total stockholders’ equity	67,863	62,090

Total liabilities andstockholders' equity	$198,173	$194,620

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	(as restated1)
	Three Months Ended

	Apr. 3, 2004	Mar. 29, 2003

Net sales	$62,463	$56,393
Cost of sales	39,287	37,341

Gross profit	23,176	19,052

Selling and distribution expenses	7,376	7,162
General and administrative expenses	5,696	5,483

Income from operations	10,104	6,407

Net interest expense and deferred financing amortization	897	1,714
Gain on acquisition financing derivatives	(2)	(69)
Other expense, net	194	135

Earnings before income taxes	9,015	4,627
Provision for income taxes	3,424	2,018

Net earnings	$5,591	$2,609

Net earnings per share:
Basic	$0.61	$0.29
Diluted	$0.56	$0.28

Weighted average number of shares:
Basic	9,219	9,028
Dilutive stock options	749	276

Diluted	9,968	9,304

1 See Note 2.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended

	Apr. 3, 2004	Mar. 29, 2003

Cash flows from operating activities-
Net earnings	$5,591	$2,609

Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	966	1,021
Deferred taxes	(68)	1,826
Unrealized gain on derivative financial instruments	(2)	(69)
Unpaid interest on seller notes(1)	—	240
Changes in assets and liabilities-
Accounts receivable, net	(2,128)	(415)
Inventories, net	(3,522)	(2,598)
Prepaid expenses and other assets	691	71
Accounts payable	3,554	(526)
Accrued expenses and other liabilities	(2,826)	502

Net cash provided by operating activities	2,256	2,661

Cash flows from investing activities-
Net additions to property and equipment	(71)	(182)
Acquisition of Blodgett	(1,000)	—

Net cash (used in) investing activities..	(1,071)	(182)

Cash flows from financing activities-
Proceeds under revolving credit facilities, net	1,400	-
Net repayments under senior secured bank notes	(3,250)	(3,000)
Repayments of foreign bank loan	—	(600)
Other financing activities, net	86	9

Net cash (used in) financing activities	(1,764)	(3,591)

Effect of exchange rates on cash and cash equivalents	—	(1)

Changes in cash and cash equivalents-
Net (decrease) increase in cash and cash equivalents	(579)	(1,113)
Cash and cash equivalents at beginning of year	3,652	8,378

Cash and cash equivalents at end of quarter	$3,073	$7,265

Supplemental disclosure of cash flow information:
Interest paid	$885	$904

Income taxes paid	$649	$10

(1)   Represents an increase in principal balance of debt associated with interest paid in kind.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 3, 2004
(Unaudited)

1)   Summary of Significant Accounting Policies

The condensed consolidated financial statements have been prepared by The Middleby Corporation (the "company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. The company has made certain reclassifications to the fiscal year 2003 financial statements. These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2003 Form 10-K/A (Amendment No. 2).

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of April 3, 2004 and January 3, 2004, and the results of operations for the three months ended April 3, 2004 and March 29, 2003 and cash flows for the three months ended April 3, 2004 and March 29, 2003.

2)   Restatement

Subsequent to the issuance of the company's financial statements for the quarter ended April 3, 2004, it was determined that the costs incurred for shipping and handling should have been classified as a component of cost of sales rather than as a reduction of net sales in accordance with EITF Abstract No. 00-10, "Accounting for Shipping and Handling Fees and Costs." As a result, the statements of earnings for the three-month periods ended April 3, 2004 and March 29, 2003 have been restated to reflect the costs incurred for shipping and handling as a component of cost of sales rather than a reduction in net sales. The impact of this restatement had no effect on net earnings or earnings per share for the three-month period ended April 3, 2004 or March 29, 2003.

The effect of the restatement is as follows (in thousands):

	Three Months Ended April 3, 2004		Three Months Ended March 29, 2003

	As Previously Reported	As Restated	As Previously Reported	As Restated

Sales	$60,732	$62,463	54,767	56,393
Cost of Sales	37,556	39,287	35,715	37,341

3)   New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits." This statement retains the disclosures previously required by SFAS No. 132 but adds additional disclosure requirements about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also calls for the required information to be provided separately for pension plans and for other postretirement benefit plans. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The company has included the required interim period disclosures in footnote 12.

4)    Other Comprehensive Income

The company reports changes in equity during a period, except those resulting from investment by owners and distribution to owners, in accordance with SFAS No. 130, "Reporting Comprehensive Income."

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended
	Apr. 3, 2004	Mar. 29, 2003

Net earnings	$5,591	$2,609
Cumulative translation adjustment	(21)	33
Unrealized loss on interest rate swap	65	(98

Comprehensive income	$5,635	$2,544

Accumulated other comprehensive income is comprised of minimum pension liability of $2.1 million as of April 3, 2004 and January 3, 2004, foreign currency translation adjustments of $0.1 million as of April 3, 2004 and January 3, 2004, and an unrealized loss on a interest rate swap of $0.2 million at April 3, 2004 and January 3, 2004.

5)   Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory at the company's manufacturing facilities in New Hampshire and Vermont, representing approximately 40% of the company's total inventory, have been determined using the last-in, first-out ("LIFO") method. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at April 3, 2004 and January 3, 2004 are as follows:

	Apr. 3, 2004	Jan. 3, 2004

	(In thousands)
Raw materials and parts	$5,120	$3,798
Work-in-process	4,619	5,288
Finished goods	18,686	15,667

LIFO adjustment	28,425	24,753
	479	629

	$28,904	$25,382

6)   Accrued Expenses

Accrued expenses consist of the following:

	Apr. 3. 2004	Jan. 3, 2004

	(In thousands)
Accrued warranty	$11,519	$11,563
Accrued payroll and related expenses	5,724	7,094
Accrued customer rebates	3,467	6,935
Accrued product liability and workers comp	3,968	3,398
Accrued income taxes	2,319	524
Accrued commissions	1,505	1,466
Accrued severance and plant closures	892	1,092
Other accrued expenses	5,505	5,004

	$34,899	$37,076

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

A rollforward of the warranty reserve is as follows:

	Apr. 3. 2004	Mar. 29, 2003

	(In thousands)
Beginning balance	$11,563	$10,447
Warranty expense	2,113	2,844
Warranty claims	(2,157)	(2,317)

Ending balance	$11,519	$10,974

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

Reserves for facility closure costs predominately relate to lease obligations for two manufacturing facilities that were exited in 2001 and 2002. During the second quarter of 2001, prior to the acquisition, reserves were established for lease obligations associated with a manufacturing facility in Quakertown, Pennsylvania that was exited when production at this facility was relocated to an existing facility in Bow, New Hampshire. The lease associated with the exited facility extends through December 11, 2014. The facility is currently subleased for a portion of the lease term through July 2006. During the second quarter of 2002, the company exited leased facilities in Shelburne, Vermont in conjunction with the company’s manufacturing consolidation initiatives. The lease associated with the exited facility extends through December 11, 2014. This facility has not been subleased alth ough the company is performing an active search for subtenants. Future lease obligations under these facilities amount to approximately $12.1 million. The remaining reserve balance is reflected net of anticipated sublease income.

The forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate. If the company's estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

A summary of the reserve balance activity is as follows (in thousands):

	Balance	Cash	Balance
	Jan. 3, 2004	Payments	Apr. 3, 2004

Severance obligations	$15	$(4)	$11
Facility closure and lease obligations	8,649	(363)	8,286

Total	$8,664	$(367)	$8,297

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

Interest rate swap: On January 11, 2002, in accordance with the senior bank agreement, the company entered into an interest rate swap agreement with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. On June 30, 2002, the company designated this swap as a cash flow hedge. The changes in the fair value of the swap that are effectively hedged are recorded as a component of other comprehensive income, while the ineffective portion of the changes in fair value are recorded in earnings. As of April 3, 2004, the fair value of this instrument was $(0.4) million. The change in fair value of this swap agreement in the first quarter of 2004 was $(0.1) million and was recorded as a component of other compreh ensive income. The ineffective portion of the swap recorded in earnings was not material.

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

The worldwide manufacturing divisions operate through the Cooking Systems Group. This business segment has manufacturing facilities in Illinois, New Hampshire, North Carolina, Vermont and the Philippines. This business segment supports four major product groups, including conveyor oven equipment, core cooking equipment, counterline cooking equipment, and international specialty equipment. Principal product lines of the conveyor oven product group include Middleby Marshall ovens, Blodgett ovens and CTX ovens.  Principal product lines of the core cooking equipment product group include the Southbend product line of ranges, steamers, convection ovens, broilers and steam cooking equipment, the Blodgett product lines of ranges, convection and combi ovens, MagiKitch'n charbroilers and catering equipment and the Pitco Frialator product line of fry ers. The counterline cooking and warming equipment product group includes toasters, hot food servers, foodwarmers and griddles distributed under the Toastmaster brand name. The international specialty equipment product group is primarily comprised of food preparation tables, undercounter refrigeration systems, ventilation systems and component parts for the U.S. manufacturing operations.

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

The following table summarizes the results of operations for the company's business segments(1)(in thousands):

	Cooking		Corporate
	Systems	International	and
	Group	Distribution	Other(2)	Eliminations(3)	Total

Three months ended April 3, 2004
Net sales	$60,155	$9,972	$—	$(7,664)	$62,463
Operating income (loss)	11,768	416	(1,930)	(150)	10,104
Depreciation expense	891	33	(65)	—	859
Capital expenditures	14	48	9	—	71

Total assets	174,652	20,558	13,945	(10,982)	198,173
Long-lived assets(4)	123,032	390	3,201	—	126,623

Three months ended March 29, 2003
Net sales	$55,059	$9,038	$—	$(7,704)	$56,393
Operating income (loss)	8,255	284	(1,682)	(450)	6,407
Depreciation expense	950	39	(79)	—	910
Capital expenditures	225	(43)	—	—	182

Total assets	185,605	22,144	10,359	(10,982)	207,126
Long-lived assets(4)	126,001	375	3,145	—	129,521

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

Net sales by major geographic region, including those sales from the Cooking Systems Group direct to international customers, were as follows (in thousands):

	Three Months Ended

	Apr. 3, 2004	Mar. 29, 2003

United States and Canada	$51,212	$46,225
Asia	4,068	3,819
Europe and Middle East	5,638	5,164
Latin America	1,545	1,185

Net Sales	$62,463	$56,393

11)   Employee Benefit Plans

The company maintains a non-contributory defined benefit plan for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 30, 2002 and no further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 30, 2002 upon reaching retirement age. The employees participating in the defined benefit plan were enrolled in a newly established 401K savings plan on July 1, 2002. The defined benefit plan continues to be funded in accordance with provisions of the Employee Retirement Income Security Act of 1974. Company funding contributions amounted to $280,000 in fiscal 2003 and $377,000 in fiscal 2002. The anticipated minimum funding requirement for fiscal 2004 is ap proximately $284,545 of which $54,127 was funded during the first quarter of 2004.

The company also maintains a retirement benefit agreement with its Chairman. The retirement benefits are based upon a percentage of the Chairman’s final base salary. Additionally, the company maintains a retirement plan for non-employee directors. The plan provides for an annual benefit upon a change in control of the company or retirement from the Board of Directors at age 70, equal to 100% of the director’s last annual retainer, payable for a number of years equal to the director’s years of service up to a maximum of 10 years. Company funding contributions are made at the discretion of the board of directors in consideration of the plan requirements and company's cash flows. Funding contributions amounted to $1,007,000 in fiscal 2003 and $16,000 in fiscal 2002. Funding in the first quarter of 2004 amounted to $800,000.

The net pension expense for the first quarter of 2004 for these plans were as follows:

	Union	Directors
	Plan	Plans

Service cost	$—	$71,697
Interest on benefit obligations	60,816	85,129
Return on assets	(70,158)	—
Net amortization and deferral	32,956	100,148

Net pension expense	$23,614	$256,974

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited).

Restatement

The accompanying managment's discussions and analysis of financial condition and results of operations gives effect to the restatement of the condensed consolidated financial statements for three-month periods ended April 3, 2004 and March 29, 2003 as described in Note 2 to the condensed consolidated financial statements.

Informational Note

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; changing market conditions; the i mpact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s SEC filings, including the 2003 report on Form 10-K.

Net Sales Summary
(dollars in thousands)

	Three Months Ended

	Apr. 3, 2004		Mar. 29, 2003

	Sales	Percent	Sales	Percent

Business Divisions

Cooking Systems Group:
Core cooking equipment	$ 43,934	70.3	$39,209	69.5
Conveyor oven equipment	11,918	19.1	11,402	20.2
Counterline cooking equipment	2,618	4.2	2,395	4.2
International specialty equipment	1,685	2.7	2,053	3.7

Total Cooking Systems Group	60,155	96.3	55,059	97.6

International Distribution (1)	9,972	16.0	9,038	16.0

Intercompany sales (2)	(7,664)	(12.3)	(7,704)	(13.6)

Total	$ 62,463	100.0	$56,393	100.0

(1)   Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)   Consists primarily of the elimination of sales to the company’s International Distribution Division from Cooking Systems Group.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three months ended

	Apr. 3, 2004	Mar. 29, 2003

Net sales	100.0%	100.0%
Cost of sales	62.9	66.2

Gross profit	37.1	33.8
Selling, general and administrative expenses	20.9	22.4

Income from operations	16.2	11.4
Net interest expense and deferred financing amortization, net	1.4	3.0
Gain on acquisition financing derivatives	-	-
Other expense, net	0.3	0.2

Earnings before income taxes	14.5	8.2
Provision for income taxes	5.5	3.6

Net earnings	9.0%	4.6%

Three Months Ended April 3, 2004 Compared to Three Months Ended March 29, 2003

NET SALES. Net sales for the first quarter of fiscal 2004 were $62.5 million as compared to $56.4 million in the first quarter of 2003.

Net sales at the Cooking Systems Group amounted to $60.2 million in the first quarter of 2004 as compared to $55.1 million in the prior year quarter.

•    Core cooking equipment sales increased by $4.7 million to $43.9 million from $39.2 million, primarily due to increased convection oven, fryer and cooking range sales resulting from new product introductions and improved market conditions.

•    Conveyor oven equipment sales increased $0.5 million to $11.9 million from $11.4 million in the prior year quarter. The increase in conveyor oven sales resulted from increased parts sales and higher average prices on equipment sales.

•    Counterline cooking equipment sales increased to $2.6 million from $2.4 million in the prior year.

•    International specialty equipment sales decreased to $1.7 million compared to $2.1 million in the prior year quarter due to lower purchases from Philippine restaurant chains.

Net sales at the International Distribution Division increased by $1.0 million to $10.0 million, driven by increased sales into the United Kingdom due to greater market penetration and increased sales into Latin America due to improving economies within the region.

GROSS PROFIT. Gross profit increased to $23.2 million from $19.1 million in the prior year period. The gross margin rate was 37.1% in the quarter as compared to 33.8% in the prior year quarter. The increase in the overall gross margin rate is largely attributable to:

•    Increased sales volumes that benefited manufacturing efficiencies and provided for greater leverage of fixed manufacturing costs.

•    Improved sales mix of products driven by higher margins on newly introduced products which tend to be more cost efficient to manufacture due to standardization of product platforms and improvement in product design resulting in lower warranty costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $12.6 million in the first quarter of 2003 to $13.1 million in the first quarter of 2004 due to increased sales commissions correlated to the higher sales volumes and general inflationary cost increases. As a percentage of net sales operating expenses amounted to 20.9% in the first quarter of 2004 versus 22.4% in the first quarter of 2003 reflecting greater leverage on higher sales volumes.

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

INVESTING ACTIVITIES. During the three months ending April 3 200, net cash used in investing activities was $1.1 million. This included $0.1 million of property additions and $1.0 in repayments of principal associated with seller notes due to Maytag related to the 2001 Blodgett acquisition.

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

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits." This statement retains the disclosures previously required by SFAS No. 132 but adds additional disclosure requirements about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also calls for the required information to be provided separately for pension plans and for other postretirement benefit plans. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The company has included the required interim period disclosures in footnote 12.

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

Lease Obligations: In 2002 and 2001, the company established reserves associated with lease obligations for manufacturing facilities that were exited in conjunction with manufacturing consolidation efforts related to the acquisition of Blodgett.  The term of the leases associated with the two facilities in Shelburne, Vermont and Quakertown, Pennsylvania extends through December 2014.  The company currently has a subtenant for the Quakertown, Pennsylvania facility for a portion of the lease term. The company is actively searching for a subtenant for the other facility.  The recorded reserves are established for the future lease obligations net of an estimate for anticipated sublease income.  The forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subten ant and a negotiated sublease rental rate.  If the company's estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

Litigation: From time to time, the company is subject to proceedings, lawsuits and other claims related to products, suppliers, employees, customers and competitors. The company maintains insurance to cover product liability, workers compensation, property and casualty, and general liability matters.  The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.  A determination of the amount of accrual required, if any, for these contingencies is made after assessment of each matter and the related insurance coverage.  The required accrual may change in the future due to new developments or changes in approach such as a change in settlement strategy in dealing with these matters.  The company does not believe tha t any such matter will have a material adverse effect on its financial condition or results of operations.

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

The company maintains a non-contributory defined benefit plan for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 30, 2002 and no further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 30, 2002 upon reaching retirement age. The employees participating in the defined benefit plan were enrolled in a newly established 401K savings plan on July 1, 2002. As of January 3, 2004, the unfunded benefit obligation under the pension plan was $0.7 million. The defined benefit plan continues to be funded in accordance with provisions of the Employee Retirement Income Security Act of 1974. Company funding contributions amounted to $280, 000 in fiscal 2003 and $377,000 in fiscal 2002. The anticipated minimum funding requirement for fiscal 2004 is approximately $284,545 of which $54,127 was funded during the first quarter of 2004.

The company also maintains a retirement benefit agreement with its Chairman. The retirement benefits are based upon a percentage of the Chairman’s final base salary. Additionally, the company maintains a retirement plan for non-employee directors. The plan provides for an annual benefit upon a change in control of the company or retirement from the Board of Directors at age 70, equal to 100% of the director’s last annual retainer, payable for a number of years equal to the director’s years of service up to a maximum of 10 years. As of January 3, 2004, the unfunded benefit obligation under these plans amounted to $3.4 million. Company funding contributions are made at the discretion of the board of directors in consideration of the plan requirements and company's cash flows. Funding contributions amounted to $1,007,000 in fiscal 2003 and $16,000 in fiscal 2002. Funding in the first quarter of 2004 amounted to $800,000.

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

	Fixed Rate	Variable Rate
Twelve Month Period Ending	Debt	Debt

	(In thousands)

March 31, 2005	$—	$15,975
March 31, 2006	—	13,300
March 31, 2007	1,000	13,325
March 31, 2008	—	10,050
March 31, 2009	—	—

	$1,000	$52,650

As of April 3, 2004, the company had aggregate borrowings under its senior bank agreement of $52.7 million. Borrowings at April 3, 2004 included a $45.4 million term loan assessed interest at floating rates of 2.5% above LIBOR, a $4.4 million term loan assessed interest at a rate of 3.75% above LIBOR and $2.9 million under the revolving credit facility. At April 3, 2004, the interest rate on the term loans were 3.61% and 4.89%, respectively. The interest rate on the $45.4 million term loan and the revolving credit facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Availability under the aggregate $30.0 million revolving facility is limited to the amount of collateral as defined by the senior bank agreement. At April 3, 2004, the collateral base and borrowing availability amounted to $19.3 millio n of which $4.4 million was utilized, including $2.9 million in borrowings and $1.5 million in letters of credit. The revolving credit facility is assessed interest at 0.75% above PRIME for short-term borrowings or 2.5% above LIBOR on long-term borrowings. A variable commitment fee, based upon the indebtedness ratio is charged on the unused portion of the line of credit. This variable commitment fee amounted to 0.40% as of April 3, 2004.

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

The terms of the senior secured credit facility and subordinated note to Maytag limit the paying of dividends, capital expenditures and leases, and require, among other things, a minimum amount, as defined, of stockholders’ equity, and certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of def ault; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. At April 3, 2004, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

On January 11, 2002, in accordance with the senior bank agreement, the company entered into an interest rate swap agreement with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. On June 30, 2002, the company designated this swap as a cash flow hedge. The changes in the fair value of the swap that are effectively hedged are recorded as a component of other comprehensive income, while the ineffective portion of the changes in fair value are recorded in earnings. As of April 3, 2004, the fair value of this instrument was $(0.4) million. The change in fair value of this swap agreement in the first quarter of 2004 was $(0.1) million and was recorded as a component of other comprehensive income. The ineffecti ve portion of the swap recorded in earnings was not material.

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

As of April 3, 2004, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended April 3, 2004, there have been no significant changes in the company's internal controls over financial reporting or in other factors that could significantly affect the internal controls subsequent to the date the company completed its evaluation.

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended April 3, 2004, except as follows:

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

c)    During the first quarter of fiscal 2004, the company issued 2,500 shares of the company's common stock to a division executive and 10,000 shares to a company director pursuant to the exercise of stock options, for $11,250.00 and $75,000.00, respectively. Such options were granted at exercise prices of $4.50 and $7.50 per share, respectively. As certificates for the shares were legended and stop transfer instructions were given to the transfer agent, the issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions by an issuer not involving a public offering.

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

b)   Reports on Form 8-K

On February 17, 2004 (date of earliest event reported was February 17, 2004), the company furnished a report on Form 8-K, in response to Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure, announcing the company's fiscal fourth quarter and full year 2003 results.

On April 27, 2004 (date of earliest event reported was April 27, 2004), the company furnished a report on Form 8-K, in response to Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure, announcing the company's fiscal first quarter 2004 results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION

(Registrant)

Date:	August 16, 2004	By:	/s/ Timothy J. FitzGerald

Timothy J. FitzGerald Vice President, Chief Financial Officer

