Form 10-Q
period 2004-07-03
MIDDLEBY CORP
filed 2004-08-17
CIK 769520

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended July 3, 2004

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
Yes ☐   No ☒

As of August 6, 2004, there were 9,240,801 shares of the registrant’s common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED JULY 3, 2004

INDEX

DESCRIPTION			PAGE

PART I.	FINANCIAL INFORMATION

	Item 1.	Condensed Consolidated Financial Statements (unaudited)

		CONDENSED CONSOLIDATED BALANCE SHEETS
		July 3, 2004 and January 3, 2004	1

		CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
		July 3, 2004 and June 28, 2003 (as restated)	2

		CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
		July 3, 2004 and June 28, 2003	3

		NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (unaudited)	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

	Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

	Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	30

	Item 4.	Submission of Matters to a Vote of Security Holders	30

	Item 6.	Exhibits and Reports on Form 8-K	31

PART I.  FINANCIAL INFORMATION

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
(Unaudited)

	Jul. 3, 2004	Jan. 3, 2004

ASSETS
Cash and cash equivalents	$2,952	$3,652
Accounts receivable, net of reserve
for doubtful accounts of
$3,246 and $3,146	30,597	23,318
Inventories, net	29,055	25,382
Prepaid expenses and other	1,102	1,776
Current deferred taxes	12,872	12,839

Total current assets	76,578	66,967
Property, plant and equipment, net of
accumulated depreciation of
$30,689 and $29,146	23,607	24,921
Goodwill	74,761	74,761
Other intangibles	26,300	26,300
Other assets	1,563	1,671

Total assets	$202,809	$194,620

LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long-term debt .	$—	$14,500
Accounts payable	15,318	11,901
Accrued expenses	37,267	37,076

Total current liabilities	52,585	63,477
Long-term debt	48,315	42,000
Long-term deferred tax liability	8,264	8,264
Other non-current liabilities	17,148	18,789
Stockholders' equity:
Preferred stock, $.01 par value;
nonvoting; 2,000,000 shares
authorized; none issued	—	—
Common stock, $.01 par value;
20,000,000 shares authorized;
11,288,371 and 11,257,021 issued
in 2004 and 2003, respectively	113	113
Paid-in capital	55,486	55,279
Treasury stock at cost; 2,047,570
and 2,047,271 shares in
2004 and 2003, respectively	(12,482)	(12,463)
Retained earnings	35,350	21,470
Accumulated other comprehensive
loss	(1,970)	(2,309)

Total stockholders' equity	76,497	62,090

Total liabilities and
stockholders' equity	$202,809	$194,620

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	Jul. 3, 2004	Jun. 28, 2003	Jul. 3, 2004	Jun. 28, 2003

		(as restated)[1]		(as restated)[1]
Net sales	$72,913	$65,408	$135,376	$121,801
Cost of sales	44,120	42,758	83,407	80,099

Gross profit	28,793	22,650	51,969	41,702
Selling expenses	8,327	7,780	15,703	14,942
General and administrative expenses	5,813	5,226	11,509	10,709

Income from operations	14,653	9,644	24,757	16,051
Interest expense and deferred
financing amortization	794	1,623	1,691	3,337
(Gain) loss on acquisition financing
derivatives	2	(42)	—	(111)
Other (income) expense, net	78	148	272	283

Earnings before income taxes .	13,779	7,915	22,794	12,542
Provision for income taxes	5,490	3,318	8,914	5,336

Net earnings	$8,289	$4,597	$13,880	$7,206

Net earnings per share:
Basic	$0.90	$0.51	$1.50	$0.80
Diluted	$0.82	$0.49	$1.39	$0.77
Weighted average number of shares:
Basic	9,237	9,033	9,228	9,031
Dilutive stock options[2]	811	320	780	294

Diluted	10,048	9,353	10,008	9,325

1 See Note 2.

2 There were no anti-dilutive stock options excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

Six Months Ended

Jul. 3, 2004

Jun. 28, 2003

Cash flows from operating activities-

Net earnings

$
13,880

$
7,206

Adjustments to reconcile net earnings

to cash provided by operating

activities:

Depreciation and amortization

1,940

2,076

Deferred taxes

(33
)

3,337

Unrealized gain on

derivative financial instruments

—

(111
)

Unpaid interest on seller notes (1)

—

478

Changes in assets and liabilities-

Accounts receivable, net

(7,279
)

(4,019
)

Inventories, net

(3,674
)

(589
)

Prepaid expenses and other assets

565

(547
)

Accounts payable

3,417

(5,160
)

Accrued expenses and other

liabilities

(1,111
)

893

Net cash provided by operating

activities

7,705

3,564

Cash flows from investing activities-

Net additions to property and equipment

(409
)

(674
)

Acquisition of Blodgett

(2,000
)

—

Net cash (used in) investing activities .

(2,409
)

(674
)

Cash flows from financing activities-

Proceeds under revolving

credit facilities, net

46,815

—

Net repayments under senior

secured bank notes

(53,000
)

(6,600
)

Repayments of foreign bank loan

—

(800
)

Other financing activities, net

189

20

Net cash (used in)

financing activities

(5,996
)

(7,380
)

Effect of exchange rates on cash

and cash equivalents

—

24

Changes in cash and cash equivalents-

Net (decrease) increase in cash and

cash equivalents

(700
)

(4,466
)

Cash and cash equivalents at

beginning of year

3,652

8,378

Cash and cash equivalents at end

of quarter

$
2,952

$
3,912

Supplemental disclosure of cash flow information:

Interest paid

$
1,660

$
2,527

Income taxes paid

$
6,985

$
1,753

   (1) Represents an increase in principal balance of debt associated with interest paid in kind.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2004
(Unaudited)

1)
Summary of Significant Accounting Policies

A) Basis of Presentation

The condensed consolidated financial statements have been prepared by The Middleby Corporation (the “company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company’s 2003 Form 10-K/A.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of July 3, 2004 and January 3, 2004, and the results of operations for the three and six months ended July 3, 2004 and June 28, 2003 and cash flows for the six months ended July 3, 2004 and June 28, 2003.

B) Stock-Based Compensation

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

Pro forma interim information regarding net earnings and earnings per share is required by SFAS No. 148. This information is required to be determined as if the company had accounted for its employee and director stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123.

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

For purposes of these interim pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The company’s pro forma net earnings and per share data utilizing a fair value based method is as follows:

Three Months Ended

Six Months Ended

Jul. 3, 2004

Jun. 28, 2003

Jul. 3, 2004

Jun. 28, 2003

(in thousands, except per share data)

Net income - as reported

$
8,289

$
4,597

$
13,880

$
7,206

Less: Stock-based employee

compensation expense, net

of taxes

(282
)

(121
)

(564
)

(216
)

Net income - pro forma

$
8,007

$
4,476

$
13,316

$
6,990

Earnings per share - as reported:

Basic

$
0.90

$
0.51

$
1.50

$
0.80

Diluted

0.82

0.49

1.39

0.77

Earnings per share - pro forma:

Basic

$
0.87

$
0.50

$
1.44

$
0.77

Diluted

0.80

0.48

1.33

0.75

2)
Restatement

    Subsequent to the issuance of the company’s
      financial statements for the quarter ended April 3, 2004, it was determined that the costs incurred for shipping and handling should have been classified as a component of cost of sales rather than as a reduction of net sales in accordance with EITF Abstract No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” As a result, the statements of earnings for the three-month and six-month periods ended June 28, 2003 have been restated to reflect the costs incurred for shipping and handling as a component of cost of sales rather than a reduction in net sales. The impact of this restatement had no effect on net earnings or earnings per share for the three-month and six-month periods ended June 28, 2003.

June 28, 2003

As Previously Reported

As Restated

Three Months

Six Months

Three Months

Six Months

Sales

$
63,595

$
118,362

$
65,408

$
121,801

Cost of Sales

40,945

76,660

42,758

80,099

3)
Litigation Matters

From time to time, the company is subject to proceedings, lawsuits and other claims related to products, suppliers, employees, customers and competitors. The company maintains insurance to cover product liability, workers compensation, property and casualty, and general liability matters. The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accural required, if any, for these contingencies is made after assessment of each matter and the related insuarance coverage. The required accrual may change in the future due to new developments or changes in approach such as a change in settlement strategy in dealing with these matters. The company does not believe that any such matter will have a material adverse effect on its financial condition or results of operations.

4)
New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 132 “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” This statement retains the disclosures previously required by SFAS No. 132 but adds additional disclosure requirements about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also calls for the required information to be provided separately for pension plans and for other postretirement benefit plans. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The company has included the required interim period disclosures in Note 11.

5)
Other Comprehensive Income

The company reports changes in equity during a period, except those resulting from investment by owners and distribution to owners, in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

Components of other comprehensive income were as follows (in thousands):

Three Months Ended

Six Months Ended

Jul. 3, 2004

Jun. 28, 2003

Jul. 3, 2004

Jun. 28, 2003

Net earnings

$
8,289

$
4,597

$
13,880

$
7,206

Cumulative translation

adjustment

(33
)

115

(12
)

148

Minimum pension

Liability

—

—

10

—

Unrealized gain (loss) on

interest rate swap

276

(184
)

341

(282
)

Comprehensive income

$
8,599

$
4,528

$
14,219

$
7,072

Accumulated other comprehensive income is comprised of minimum pension liability of $2.1 million as of July 3, 2004 and January 3, 2004, foreign currency translation adjustments of $0.1 million as of July 3, 2004 and January 3, 2004, and an unrealized gain on a interest rate swap of $0.1 million at July 3, 2004 and an unrealized loss of $0.2 million at January 3, 2004.

6)
Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory at the company’s manufacturing facilities in New Hampshire and Vermont, amounting to $10.6 million and representing approximately 36% of the company’s total inventory, have been determined using the last-in, first-out (“LIFO”) method. Costs for all other inventory have been determined using the first-in, first-out (“FIFO”) method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at July 3, 2004 and January 3, 2004 are as follows:

Jul. 3, 2004

Jan. 3, 2004

(in thousands)

Raw materials and

parts

$
6,242

$
3,798

Work-in-process

4,834

5,288

Finished goods

17,650

15,667

28,726

24,753

LIFO adjustment

329

629

$
29,055

$
25,382

7)
Accrued Expenses

Accrued expenses consist of the following: (In thousands)

Jul. 3, 2004

Jan. 3, 2004

Accrued warranty

10,914

$
11,563

Accrued payroll and

related expenses

8,227

7,094

Accrued customer rebates

5,827

6,935

Accrued product liability

and workers comp

2,884

3,398

Accrued income taxes

1,454

524

Accrued commissions

1,711

1,466

Accrued severance and

plant closures

961

1,092

Other accrued expenses

5,289

5,004

$
37,267

$
37,076

8)
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

A rollforward of the warranty reserve is as follows:

Six Months Ended Jul. 3, 2004

(In thousands)

Beginning balance

$
11,563

Warranty expense

4,382

Warranty claims

(5,031
)

Ending balance

$
10,914

9)
Financing Arrangements

Jul. 3, 2004

Jan. 3, 2004

(in thousands)

Senior secured revolving credit line

$
48,315

$
1,500

Senior secured bank term loans

—

53,000

Notes to Maytag

—

2,000

Total debt

$
48,315

$
56,500

Less: Current maturities of long-term debt

—

14,500

Long-term debt

$
48,315

$
42,000

During the second quarter of 2004 the company amended its secured banking facility. Interest costs on borrowings under the amended facility were reduced to reflect improved market conditions and the improved credit profile of the company. Additionally, the company improved its borrowing flexibility under the banking facility by eliminating the term loan component of the facility and replacing it entirely with a $70.0 million revolving credit line. As of July 3, 2004, the company had borrowings of $48.3 million under this revolving credit facility. The interest rate on the credit facility may be adjusted quarterly based upon the company’s defined indebtedness ratio computed on a rolling four quarter basis. Currently, borrowings under the credit facility are assessed interest at floating rates of 1.25% above LIBOR. At July 3, 2004, this interest rate was 2.53%. A variable commitment fee, based upon the indebtedness ratio is charged on the unused portion of the line of credit.

This variable commitment fee amounted to 0.30% as of July 3, 2004.

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

The terms of the secured credit facility limit the paying of dividends, the incurrence of other debt, and require, among other things, a minimum amount, as defined, of stockholders’ equity, and certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the business, assets, operations, condition (financial or otherwise) or prospects of the company and its subsidiaries taken as a whole, or (b) a material adverse effect upon any substantial portion of the collateral or upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company’s creditors. At

July 3, 2004, the company was in compliance with all covenants pursuant to its borrowing agreements.

10)
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

Reserves for facility closure costs predominately relate to lease obligations for two manufacturing facilities that were exited in 2001 and 2002. During the second quarter of 2001, prior to the acquisition, reserves were established for lease obligations associated with a manufacturing facility in Quakertown, Pennsylvania that was exited when production at this facility was relocated to an existing facility in Bow, New Hampshire. The lease associated with the exited facility extends through December 11, 2014. The facility is currently subleased for a portion of the lease term through July 2006. During the second quarter of 2002, the company exited leased facilities in Shelburne, Vermont in conjunction with the company’s manufacturing consolidation initiatives. The lease associated with the exited facility extends through December 11, 2014. This facility has not been subleased although the company is performing an active search for subtenants. Future lease obligations under t hese facilities amount to approximately $11.8 million. The remaining reserve balance is reflected net of anticipated sublease income.

The forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate. If the company’s estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

A summary of the reserve balance activity is as follows (in thousands):

Balance Jan. 3, 2004

Cash Payments

Balance Jul. 3, 2004

Severance obligations

$
15

$
(4
)
$
11

Facility closure and

lease obligations

8,649

(532
)

8,117

Total

$
8,664

$
(536
)
$
8,128

All actions pertaining to the company’s integration initiatives have been completed. At this time, management believes the remaining reserve balance is adequate to cover the remaining costs identified at July 3, 2004.

11)
Financial Instruments

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. The statement requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Derivatives that do not qualify as a hedge must be adjusted to fair value in earnings. If the derivative does qualify as a hedge under SFAS No. 133, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge’s change in fair value will be immediately recognized in earnings.

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of July 3, 2004 the company had forward contracts to purchase $6.0 million U.S. Dollars with various foreign currencies, all of which mature in the next fiscal quarter. The fair value of these forward contracts was less than $(0.1) million at the end of the quarter.

Interest rate swap: On January 11, 2002, in accordance with the senior bank agreement, the company entered into an interest rate swap agreement with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. On June 30, 2002, the company designated this swap as a cash flow hedge. The changes in the fair value of the swap that are effectively hedged are recorded as a component of other comprehensive income, while the ineffective portion of the changes in fair value are recorded in earnings. As of July 3, 2004, the fair value of this instrument was $(0.2) million. The change in fair value of this swap agreement in the first six months of 2004 was $(0.3) million and was recorded as a component of other comprehensive income. The ineffective portion of the swap recorded in earnings was not material.

On February 9, 2003 in accordance with the senior bank agreement, the company entered into another interest rate swap agreement with a notional amount of $10.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 2.36% and is in effect through December 30, 2005. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. As of July 3, 2004, the fair value of this instrument was less than $0.1 million. The change in fair value of this swap agreement in the first six months of 2004 was a gain of less than $0.1 million.

12)
Segment Information

The company operates in two reportable operating segments defined by management reporting structure and operating activities.

The worldwide manufacturing divisions operate through the Cooking Systems Group. This business segment has manufacturing facilities in Illinois, New Hampshire, North Carolina, Vermont and the Philippines. This business segment supports four major product groups, including conveyor oven equipment, core cooking equipment, counterline cooking equipment, and international specialty equipment. Principal product lines of the conveyor oven product group include Middleby Marshall ovens, Blodgett ovens and CTX ovens. Principal product lines of the core cooking equipment product group include the Southbend product line of ranges, steamers, convection ovens, broilers and steam cooking equipment, the Blodgett product lines of ranges, convection and combi ovens, MagiKitch’n charbroilers and catering equipment and the Pitco Frialator product line of fryers. The counterline cooking and warming equipment product group includes toasters, hot food servers, foodwarmers and griddles distributed under the T oastmaster brand name. The international specialty equipment product group is primarily comprised of food preparation tables, undercounter refrigeration systems, ventilation systems and component parts for the U.S. manufacturing operations.

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

Net Sales Summary

(dollars in thousands)

Jul. 3, 2004

Jun. 28, 2003

Jul. 3, 2004

Jun. 28, 2003

Sales

Percent

Sales

Percent

Sales

Percent

Sales

Percent

Business Divisions

Cooking Systems Group:

Core cooking

equipment

$
52,033

71.4

$
44,621

68.2

$
95,967

70.9

$
83,830

68.8

Conveyor oven

equipment

14,915

20.4

12,800

19.6

26,847

19.8

24,187

19.9

Counterline cooking

equipment

2,475

3.4

2,477

3.8

5,079

3.7

4,887

4.0

International specialty

equipment

1,775

2.4

2,084

3.2

3,460

2.6

4,137

3.4

Total Cooking Systems

Group

71,198

97.6

61,982

94.8

131,353

97.0

117,041

96.1

International

Distribution (1) .

10,759

14.8

11,197

17.1

20,731

15.3

20,235

16.6

Intercompany

sales (2)

(9,044
)

(12.4
)

(7,771
)

(11.9
)

(16,708
)

(12.3
)

(15,475
)

(12.7
)

Total

$
72,913

100.0

$
65,408

100.0

$
135,376

100.0

$
121,801

100.0

(1)

Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)

Represents the elimination of sales amongst the Cooking Systems Group and from the Cooking Systems Group to the International Distribution Division.

The following table summarizes the results of operations for the company’s business segments(1) (in thousands):

Cooking Systems Group

International Distribution

Corporate and Other(2)

Eliminations(3)

Total

Three months ended July 3, 2004

Net sales

$
71,198

$
10,759

$
—

$
(9,044
)
$
72,913

Operating income (loss)

16,229

405

(1,381
)

(600
)

14,653

Depreciation expense

888

38

(64
)

—

862

Capital expenditures

240

50

48

—

338

Six months ended July 3, 2004

Net sales

$
131,353

$
20,731

$
—

$
(16,708
)
$
135,376

Operating income (loss)

27,997

821

(3,311
)

(750
)

24,757

Depreciation expense

1,779

71

(129
)

—

1,721

Capital expenditures

254

98

57

—

409

Total assets

179,182

21,864

12,745

(10,982
)

202,809

Long-lived assets(4)

122,385

387

3,459

—

126,231

Three months ended June 28, 2003

Net sales

$
61,982

$
11,197

$
—

$
(7,771
)
$
65,408

Operating income (loss)

11,599

617

(2,472
)

(100
)

9,644

Depreciation expense

984

35

(59
)

—

960

Capital expenditures

479

11

2

—

492

Six months ended June 28, 2003

Net sales

$
117,041

$
20,235

$
—

$
(15,475
)
$
121,801

Operating income (loss)

19,854

902

(4,155
)

(550
)

16,051

Depreciation expense

1,934

74

(138
)

—

1,870

Capital expenditures

704

(32
)

2

—

674

Total assets

185,774

22,728

6,432

(10,982
)

203,952

Long-lived assets (4)

125,497

355

3,167

—

129,019

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

(4)
Long-lived assets of the Cooking Systems Group includes assets located in the Philippines which amounted to $2,283 and $2,500 in 2004 and 2003, respectively.

Net sales by major geographic region, including those sales from the Cooking Systems Group direct to international customers, were as follows (in thousands):

Three Months Ended

Six Months Ended

Jul. 3, 2004

Jun. 28, 2003

Jul. 3, 2004

Jun. 28, 2003

United States and Canada

$
61,044

$
53,017

$
112,256

$
99,242

Asia

4,520

5,547

8,588

9,366

Europe and Middle East

5,317

5,381

10,955

10,545

Latin America

2,032

1,463

3,577

2,648

Net Sales

$
72,913

$
65,408

$
135,376

$
121,801

13)
Employee Benefit Plans

The company maintains a non-contributory defined benefit plan for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 30, 2002 and no further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 30, 2002 upon reaching retirement age. The employees participating in the defined benefit plan were enrolled in a newly established 401K savings plan on July 1, 2002. The defined benefit plan continues to be funded in accordance with provisions of the Employee Retirement Income Security Act of 1974. Company funding contributions amounted to $280,000 in fiscal 2003 and $377,000 in fiscal 2002. The anticipated minimum funding requirement for fiscal 2004 is approximately $284,545 of which $108,254 was funded during the first six months of 2004.

The company also maintains a retirement benefit agreement with its Chairman. The retirement benefits are based upon a percentage of the Chairman’s final base salary. Additionally, the company maintains a retirement plan for non-employee directors. The plan provides for an annual benefit upon a change in control of the company or retirement from the Board of Directors at age 70, equal to 100% of the director’s last annual retainer, payable for a number of years equal to the director’s years of service up to a maximum of 10 years. Company funding contributions are made at the discretion of the board of directors in consideration of the plan requirements and company’s cash flows. Funding contributions amounted to $1,007,000 in fiscal 2003 and $16,000 in fiscal 2002. Funding in the first six months of 2004 amounted to $1,550,000.

The net pension expense for the first six months of 2004 for these plans were as follows:

Union Plan

Directors Plans

Service cost

$
—

$
143,394

Interest on benefit obligations

121,633

170,258

Return on assets

(140,317
)

—

Net amortization and deferral

65,912

200,296

Net pension expense

$
47,228

$
513,948

    Item 2.  Management's Discussion and
Analysis of Financial Condition and Results of Operations (Unaudited).

Restatement

    As discussed in Note 2 to the condensed consolidated financial statements, the company's June 28, 2003 financial statements have been restated.
      The effects of the restatements have been reflected in the accompanying management discussion and analysis of financial condition and results of operations.

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
      foreign exchange and political risks affecting international sales; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the co mpany’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s SEC filings, including the 2003 report on Form 10-K/A
(Amendment No. 2).

Net Sales Summary

(dollars in thousands)

Jul. 3, 2004

Jun. 28, 2003

Jul. 3, 2004

Jun. 28, 2003

Sales

Percent

Sales

Percent

Sales

Percent

Sales

Percent

Business Divisions

Cooking Systems Group:

Core cooking

equipment

$
52,033

71.4

$
44,621

68.2

$
95,967

70.9

$
83,830

68.8

Conveyor oven

equipment

14,915

20.4

12,800

19.6

26,847

19.8

24,187

19.9

Counterline cooking

equipment

2,475

3.4

2,477

3.8

5,079

3.7

4,887

4.0

International specialty

equipment

1,775

2.4

2,084

3.2

3,460

2.6

4,137

3.4

Total Cooking Systems

Group

71,198

97.6

61,982

94.8

131,353

97.0

117,041

96.1

International

Distribution (1) .

10,759

14.8

11,197

17.1

20,731

15.3

20,235

16.6

Intercompany

sales (2)

(9,044
)

(12.4
)

(7,771
)

(11.9
)

(16,708
)

(12.3
)

(15,475
)

(12.7
)

Total

$
72,913

100.0

$
65,408

100.0

$
135,376

100.0

$
121,801

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

Three months ended

Six months ended

Jul. 3, 2004

Jun. 28, 2003

Jul. 3, 2004

Jun. 28, 2003

Net sales

100.0
%

100.0
%

100.0
%

100.0
%

Cost of sales

60.5

65.4

61.6

65.8

Gross profit

39.5

34.6

38.4

34.2

Selling, general and administrative

expenses

19.4

19.9

20.1

21.0

Income from operations

20.1

14.7

18.3

13.2

Interest expense and deferred

financing amortization, net

1.1

2.5

1.2

2.8

Loss (gain) on acquisition financings

derivatives

—

(0.1
)

—

(0.1
)

Other expense, net

0.1

0.2

0.2

0.2

Earnings before income taxes

18.9

12.1

16.9

10.3

Provision for income taxes

7.5

5.1

6.6

4.4

Net earnings

11.4
%

7.0
%

10.3
%

5.9
%

Three Months Ended July 3, 2004 Compared to Three Months Ended June 28, 2003

NET SALES. Net sales for the second quarter of fiscal 2004 were $72.9 million as compared to $65.4 million in the second quarter of 2003.

Net sales at the Cooking Systems Group amounted to $71.2 million in the second quarter of 2004 as compared to $62.0 million in the prior year quarter.

•
Core cooking equipment sales increased by $7.4 million to $52.0 million from $44.6 million, primarily due to increased convection oven, fryer and cooking range sales resulting from new product introductions and improved market conditions.

•
Conveyor oven equipment sales increased $2.1 million to $14.9 million from $12.8 million in the prior year quarter, reflecting an increase in sales of ovens replacing older equipment and higher parts sales.

•
Counterline cooking equipment sales remained consistent at $2.5 million.

•
International specialty equipment sales decreased to $1.8 million compared to $2.1 million in the prior year quarter due to lower purchases from Philippine restaurant chains.

Net sales at the International Distribution Division decreased by $0.4 million to $10.8 million, driven by reduced sales into Asia offset in part by increased sales in Latin America . Sales into Asia were impacted by the timing of store openings by major chain customers.

GROSS PROFIT. Gross profit increased to $28.8 million from $22.7 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate was 39.5% in the quarter as compared to 34.6% in the prior year quarter. The increase in the overall gross margin rate is largely attributable to:

•
Increased sales volumes that benefited manufacturing efficiencies and provided for greater leverage of fixed manufacturing costs.

•
Improved sales mix of products driven by higher margins on newly introduced products which generally are more cost efficient to manufacture due to standardization of product platforms and improvement in product design resulting in lower warranty costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $13.0 million in the second quarter of 2003 to $14.1 million in the second quarter of 2004. As a percentage of net sales operating expenses amounted to 19.4% in the second quarter of 2004 versus 19.9% in the second quarter of 2003 reflecting greater leverage on higher sales volumes. Selling expenses increased from $7.8 million to $8.3 million, reflecting higher commission costs associated with the increased sales volumes. General and administrative expenses increased from $5.2 to $5.8 million due to higher incentive compensation and general corporate administrative costs.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs decreased to $0.8 million from $1.6 million in the prior year as a result of lower debt balances and lower average interest rates. Other expense was $0.1 million in the current year compared to $0.1 million in the prior year and primarily consists of foreign exchange losses.

INCOME TAXES. A tax provision of $5.5 million, at an effective rate of 40%, was recorded during the quarter as compared to a $3.3 million provision at a 42% effective rate in the prior year quarter. The prior year quarter included higher provisions for state tax assessments.

Six Months Ended July 3, 2004 Compared to Six Months Ended June 28, 2003

NET SALES. Net sales for the six-month period ended July 3, 2004 were $135.4 million as compared to $121.8 million in the six-month period ended June 28, 2003.

Net sales at the Cooking Systems Group amounted to $131.4 million in the six-month period ended July 3, 2004 as compared to $117.0 million in the prior year six-month period.

•
Core cooking equipment sales increased by $12.2 million to $96.0 million from $83.8 million, primarily due to increased convection oven, fryer and cooking range sales resulting from new product introductions and improved market conditions.

•
Conveyor oven equipment sales increased $2.6 million to $26.8 million from $24.2 million in the prior year six-month period. The increase in sales reflects higher equipment sales to U.S. chain customers expanding internationally and increased sales of service parts.

•
Counterline cooking equipment increased to $5.1 million from $4.9 million in the prior year period.

•
International specialty equipment sales decreased to $3.5 million compared to $4.1 million in the prior year quarter due to lower purchases from Philippine restaurant chains.

Net sales at the International Distribution Division increased by $0.5 million to $20.7 million, driven by increased sales into Latin America and Europe, offset as part by lower sales into Asia.

GROSS PROFIT. Gross profit increased to $52.0 million from $41.7 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate was 38.4% in the six-month period as compared to 34.2% in the prior year period. The increase in the overall gross margin rate is largely attributable to:

•
Increased sales volumes that benefited manufacturing efficiencies and provided for greater leverage of fixed manufacturing costs.

•
Improved sales mix of products driven by higher margins on newly introduced products which tend to be more cost efficient to manufacture due to standardization of product platforms and improvement in product design resulting in lower warranty costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $25.7 million in the six-month period ended June 28, 2003 to $27.2 million in the six-month period ended July 3, 2004. As a percentage of net sales operating expenses amounted to 20.1% in the six-month period ended July 3, 2004 versus 21.0% in the six-month period ended June 28, 2003 reflecting greater leverage on higher sales volumes. Selling expenses increased from $14.9million to $15.7 million, reflecting higher commissions cost associated with the increased sales volumes. General and administrative expenses increased from $10.7 million to $11.5 million due to higher incentive compensation and general corporate administrative costs.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs decreased to $1.7 million from $3.3 million in the prior year as a result of lower debt balances and lower average interest rates. Other expense of $0.3 million remained relatively consistent with the prior year and primarily consists of foreign exchange losses.

INCOME TAXES. A tax provision of $8.9 million, at an effective rate of 39%, was recorded for the first six months of 2004 as compared to a $5.3 million provision at a 43% effective rate in the prior year quarter. The prior year quarter included higher provisions for state tax assessments.

Financial Condition and Liquidity

During the six months ended July 3, 2004, cash and cash equivalents decreased by $0.7 million to $3.0 million at July 3, 2004 from $3.7 million at January 3, 2004. Net borrowings decreased from $56.5 million at January 3, 2004 to $48.3 million at July 3, 2004.

OPERATING ACTIVITIES. Net cash provided by operating activities after changes in assets and liabilities was $7.7 million as compared to $3.6 million in the prior year period. During the six months ended July 3, 2004, working capital levels increased due to the higher sales volumes and increased seasonal working capital needs, which historically peak in the second quarter. The changes in working capital included a $7.3 million increase in accounts receivable, a $3.7 million increase in inventory and a $3.4 million increase in accounts payable. Accrued expenses and other liabilities decreased $1.1 million primarily as a result of the payment of annual rebate programs related to fiscal 2003 and lower warranty accruals.

INVESTING ACTIVITIES. During the six months ending July 3 2004, net cash used in investing activities was $2.4 million. This included $0.4 million of property additions and $2.0 in repayments of principal associated with seller notes due to Maytag related to the 2001 Blodgett acquisition.

FINANCING ACTIVITIES. Net cash flows used in financing activities were $6.0 million during the six months ending July 3, 2004. During the second quarter the company amending its secured banking facility to reduce interest costs on borrowings under the facility to reflect improved market conditions and the improved credit profile of the company. Additionally, the company improved its borrowing flexibility under the banking facility by eliminating the term loan component of the facility and replacing it entirely with a $70.0 million revolving credit line. As a result, the company repaid $53.0 million in secured bank notes during the first six months of 2004 and utilized proceeds of $46.8 million from borrowings under the revolving credit facility during the first six months of 2004 to fund the term loan repayment. During the first six months of 2004 total borrowings under the secured credit facility were reduced by $6.2 million from $54.5 million at January 3, 2004 to $48.3 million at July 3, 2004.

At July 3, 2004, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

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

Long-lived assets: Long-lived assets (including goodwill and other intangibles) are reviewed for impairment on the last day of the fiscal year and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of the company’s long-lived assets, the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. Estimates of future cash flows are judgments based on the company’s experience and knowledge of operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges.

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

Lease Obligations: In 2002 and 2001, the company established reserves associated with lease obligations for manufacturing facilities that were exited in conjunction with manufacturing consolidation efforts related to the acquisition of Blodgett.  The term of the leases associated with the two facilities in Shelburne, Vermont and Quakertown, Pennsylvania extends through December 2014.  The company currently has a subtenant for the Quakertown, Pennsylvania facility for a portion of the lease term. The company is actively searching for a subtenant for the other facility.  The recorded reserves are established for the future lease obligations net of an estimate for anticipated sublease income.  The forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate.  If the company’s estimates or underlying assumptions change in the future, the company would be req uired to adjust the reserve amount accordingly.

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

MARKER FORMAT-SHEET="Para Flush Level 1" FSL="Default" —>

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

Operating Leases

Idle Facility Leases

Total Contractual Cash Obligations

Less than 1 year

$
—

$
691

$
1,130

$
1,821

1-3 years

—

976

2,182

3,158

4-5 years

48,315

433

2,330

51,078

After 5 years

—

59

6,119

6,178

$
48,315

$
2,159

$
11,761

$
62,235

Idle facility leases consist of obligations for two manufacturing locations that were exited in conjunction with the company’s manufacturing consolidation efforts. The lease obligations continue through December 2014. The obligations presented above do not reflect any anticipated sublease income from the facilities.

The company maintains a non-contributory defined benefit plan for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 30, 2002 and no further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 30, 2002 upon reaching retirement age. The employees participating in the defined benefit plan were enrolled in a newly established 401K savings plan on July 1, 2002. As of January 3, 2004, the unfunded benefit obligation under the pension plan was $0.7 million. The defined benefit plan continues to be funded in accordance with provisions of the Employee Retirement Income Security Act of 1974. Company funding contributions amounted to $280,000 in fiscal 2003 and $377,000 in fiscal 2002. The anticipated minimum funding requirement for fiscal 2004 is app roximately $284,545 of which $108,254 was funded during the first six months of 2004.

The company also maintains a retirement benefit agreement with its Chairman. The retirement benefits are based upon a percentage of the Chairman’s final base salary. Additionally, the company maintains a retirement plan for non-employee directors. The plan provides for an annual benefit upon a change in control of the company or retirement from the Board of Directors at age 70, equal to 100% of the director’s last annual retainer, payable for a number of years equal to the director’s years of service up to a maximum of 10 years. As of January 3, 2004, the unfunded benefit obligation under these plans amounted to $3.4 million. Company funding contributions are made at the discretion of the board of directors in consideration of the plan requirements and company’s cash flows. Funding contributions amounted to $1,007,000 in fiscal 2003 and $16,000 in fiscal 2002. Funding in the first six months of 2004 amounted to $1,550,000.

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

Twelve Month Period Ending

Fixed Rate Debt

Variable Rate Debt

(In thousands)

June 30, 2005

$
—

$
—

June 30, 2006

—

—

June 30, 2007

—

—

June 30, 2008

—

—

June 30, 2009

—

48,315

$
—

$
48,315

The company maintains a $70.0 million revolving credit facility under a secured credit agreement. As of July 3, 2004, the company had borrowings of $48.3 million under this facility. The interest rate on the credit facility may be adjusted quarterly based upon the company’s defined indebtedness ratio computed on a rolling four quarter basis. Currently, borrowings under the credit facility are assessed interest at floating rates of 1.25% above LIBOR. At July 3, 2004, this interest rate was 2.53%. A variable commitment fee, based upon the indebtedness ratio is charged on the unused portion of the line of credit. This variable commitment fee amounted to 0.30% as of July 3, 2004.

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

The terms of the secured credit facility limit the paying of dividends, the incurrence of other debt, and require, among other things, a minimum amount, as defined, of stockholders’ equity, and certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the business, assets, operations, condition (financial or otherwise) or prospects of the company and its subsidiaries taken as a whole, or (b) a material adverse effect upon any substantial portion of the collateral or upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company’s creditors. At

July 3, 2004, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

On January 11, 2002 the company entered into an interest rate swap agreement with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. On June 30, 2002, the company designated this swap as a cash flow hedge. The changes in the fair value of the swap that are effectively hedged are recorded as a component of other comprehensive income, while the ineffective portion of the changes in fair value are recorded in earnings. As of July 3, 2004, the fair value of this instrument was $(0.2) million. The change in fair value of this swap agreement in the first six months of 2004 was $(0.3) million and was recorded as a component of other comprehensive income. The ineffective portion of the swap recorded in earnings was not material.

" —>

On February 9, 2003 the company entered into another interest rate swap agreement with a notional amount of $10.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 2.36% and is in effect through December 30, 2005. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. As of July 3, 2004, the fair value of this instrument was less than $0.1 million. The change in fair value of this swap agreement in the first six months of 2004 was a gain of less than $0.1 million.

Foreign Exchange Derivative Financial Instruments

The company uses foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward and option purchase contracts outstanding at July 3, 2004, the fair value of these forward contracts were approximately $(0.1) million at the end of the quarter:

Sell

Purchase

Maturity

1,400,000

Euro

$1,693,000 U.S. Dollars

July 21, 2004

1,000,000

British Pounds

$1,830,000 U.S. Dollars

July 21, 2004

12,700,000

Mexican Pesos

$1,115,100 U.S. Dollars

July 21, 2004

17,250,000

Taiwan Dollars

$510,400 U.S. Dollars

July 21, 2004

1,000,000,000

Korean Won

$860,600 U.S. Dollars

July 21, 2004

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

As of July 3, 2004, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based on the foregoing, the company’s Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer concluded that the company’s disclosure controls and procedures were effective as of the end of this period.

During the quarter ended July 3, 2004, there have been no significant changes in the company’s internal controls over financial reporting or in other factors that could significantly affect the internal controls subsequent to the date the company completed its evaluation.

PART II.  OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended July 3, 2004, except as follows:

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

c)

During the second quarter of fiscal 2004, the company issued 16,850 shares of the company’s common stock to division executives and 2,000 shares to executive officers pursuant to the exercise of stock options, for $111,831.00 and $9,000.00, respectively. Such options were granted at exercise prices from $4.50 to $18.47 and $4.50 per share, respectively. As certificates for the shares were legended and stop transfer instructions were given to the transfer agent, the issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions by an issuer not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

On May 19, 2004, the company held its 2004 Annual Meeting of Stockholders.
  The following persons were elected as directors to hold office until the 2005
  Annual Meeting of Stockholders: Selim A. Bassoul, Robert R. Henry, A. Don Lummus,
  John R. Miller III, Philip G. Putnam, David P. Riley, Sabin C. Streeter, Laura
  B. Whitman, William F. Whitman, Jr., W. Fifield Whitman III and Robert L. Yohe.
  The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

Nominee

For

Withheld

Abstained

Bassoul

6,757,031

1,895,522

0

Henry

8,420,637

231,916

0

Lummus

8,403,488

249,065

0

Miller

8,354,332

298,041

0

Putnam

8,403,938

248,615

0

Riley

6,769,942

1,882,611

0

Streeter

8,411,488

241,065

0

Whitman, L

6,716,358

1,936,195

0

Whitman, W.,Jr

6,718,872

1,933,681

0

Whitman, W.,III

6,755,831

1,896,722

0

Yohe

8,420,037

232,516

0

The stockholders voted to approve the ratification of the selection of Deloitte and Touche LLP as independent auditors for the company for the fiscal year ending January 1, 2005. 8,517,201 shares were cast for such election, 109,503 shares were cast against such election, and 25,849 shares abstained.

Item 6. Exhibits and Reports on Form 8-K

a)
Exhibits – The following Exhibits are filed herewith:

Exhibit 10(A) — Amendment No. 3 to Employment Agreement of Selim A. Bassoul, dated May 27, 2004.

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

Exhibit 32.1 — Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 — Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.3 — Certification by the Principal Administrative Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

b)
Reports on Form 8-K

On May 21, 2004 (date of earliest event reported was February 21, 2004), the company furnished a report on Form 8-K, in response to Item 5, Other Events and Regulation FD Disclosure and Item 7, Financial Statements and Exhibits, announcing the company’s debt refinancing agreement and the payment of a $0.40 special dividend.

On July 23, 2004 (date of earliest event reported was July 23, 2004), the company furnished a report on Form 8-K, in response to Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure, announcing the company’s fiscal second quarter 2004 results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION

(Registrant)

Date August 17, 2004
By:
/s/ Timothy J. FitzGerald

Timothy J. FitzGerald Vice President, Chief Financial Officer