Form 10-Q
period 2004-10-02
MIDDLEBY CORP
filed 2004-11-16
CIK 769520

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2004

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X  NO [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Yes [_] No [X]

As of November 5, 2004, there were 9,240,801 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED OCTOBER 2, 2004

INDEX

DESCRIPTION	PAGE

PART I.	FINANCIAL INFORMATION

PART II.	OTHER INFORMATION

Item 6.	Exhibits	25

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

  THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
(Unaudited)

ASSETS	Oct. 2, 2004	Jan. 3, 2004
Current assets:
Cash and cash equivalents	$2,633	$3,652
Accounts receivable, net of reserve for doubtful accounts of $3,252 and $3,146	29,520	23,318
Inventories, net	31,087	25,382
Prepaid expenses and other	1,497	1,776
Current deferred taxes	11,810	12,839
Total current assets	76,547	66,967
Property, plant and equipment, net of accumulated depreciation of $31,360 and $29,146	23,106	24,921
Goodwill	74,761	74,761
Other intangibles	26,300	26,300
Other assets	1,661	1,671
Total assets	$202,375	$194,620
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$14,500
Accounts payable	15,042	11,901
Accrued expenses	41,148	37,076
Total current liabilities	56,190	63,477
Long-term debt	40,615	42,000
Long-term deferred tax liability	8,264	8,264
Other non-current liabilities	14,132	18,789
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized; 11,288,371 and 11,257,021 shares issued in 2004 and 2003, respectively	113	113
Paid-in capital	55,486	55,279
Treasury stock at cost; 2,047,570 and 2,047,271 shares in 2004 and 2003, respectively	(12,481)	(12,463)
Retained earnings	42,021	21,470
Accumulated other comprehensive loss	(1,965)	(2,309)
Total stockholders' equity	83,174	62,090
Total liabilities and stockholders' equity	$202,375	$194,620

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 2, 2004	Sep. 27, 2003	Oct. 2, 2004	Sep. 27, 2003
Net sales	$70,620	$60,894	$205,996	$182,695
Cost of sales	44,226	38,261	127,633	118,360
Gross profit	26,394	22,633	78,363	64,335

Selling expenses	7,637	7,259	23,340	22,201
General and administrative expenses	6,175	5,388	17,684	16,097
Income from operations	12,582	9,986	37,339	26,037
Net interest expense and deferred financing amortization	643	1,410	2,334	4,747
(Gain) loss on acquisition financing derivatives	(96)	32	(96)	(79)
Other expense (income), net	45	(254)	317	29
Earnings before income taxes	11,990	8,798	34,784	21,340
Provision for income taxes	1,622	3,147	10,536	8,483
Net earnings	$10,368	$5,651	$24,248	$12,857

Net earnings per share:
Basic	$1.12	$0.63	$2.63	$1.42

Diluted	$1.03	$0.59	$2.42	$1.37

Weighted average number of shares
Basic	9,241	9,036	9,232	9,032
Dilutive stock options[1]	799	469	787	369
Diluted	10,040	9,505	10,019	9,401

1.  There were no anti-dilutive stock options excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	Oct. 2, 2004	Sep. 27, 2003
Cash flows from operating activities-Net earnings	$24,248	$12,857

Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	2,758	3,046
Deferred taxes	1,029	3,492
Unrealized gain on derivative financial instruments	(96)	(80)
Unpaid interest on seller notes(1)	—	567
Changes in assets and liabilities-
Accounts receivable, net	(6,202)	(236)
Inventories, net	(5,705)	1,895
Prepaid expenses and other assets	(55)	(586)
Accounts payable	3,141	137
Accrued expenses and other liabilities	(145)	1,695
Net cash provided by operating activities	18,973	22,787

Cash flows from investing activities-
Net additions to property and equipment	(600)	(739)
Acquisition of Blodgett	(2,000)	(16,129)
Net cash (used in) investing activities	(2,600)	(16,868)

Cash flows from financing activities-
Proceeds under revolving credit facilities, net	39,115	1,150
Net repayments under senior secured bank notes	(53,000)	(11,400)
Payment of special dividend	(3,696)	—
Other financing activities, net	189	43

Net cash (used in) financing activities	(17,392)	(10,207)

Changes in cash and cash equivalents-

Net (decrease) in cash and cash equivalents	(1,019)	(4,288)

Cash and cash equivalents at beginning of year	3,652	8,378

Cash and cash equivalents at end of quarter	$2,633	$4,090

Supplemental disclosure of cash flow information:
Interest paid	$2,195	$3,444
Income taxes paid	$11,428	$4,746

(1)   Represents an increase in principal balance of debt associated with interest paid in kind.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2004
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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of October 2, 2004 and January 3, 2004, and the results of operations for the three and nine months ended October 2, 2004 and September 27, 2003 and cash flows for the nine months ended October 2, 2004 and September 27, 2003.

B)    Stock-Based Compensation

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

For purposes of these interim pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The company’s pro forma net earnings and per share data utilizing a fair value based method is as follows:

	Three Months Ended		Nine Months Ended
	Oct. 2, 2004	Sep. 27, 2003	Oct. 2, 2004	Sep. 27, 2003
	(in thousands, except per share data)
Net income - as reported	$10,368	$5,651	$24,248	$12,857
Less: Stock-based employee compensation expense, net of taxes	(276)	(121)	(841)	(337)
Net income - pro forma	$10,092	$5,530	$23,407	$12,520

Earnings per share - as reported:
Basic	$1.12	$0.63	$2.63	$1.42
Diluted	1.03	0.59	2.42	1.37

Earnings per share - pro forma:
Basic	$1.09	$0.61	$2.54	$1.39
Diluted	1.01	0.58	2.34	1.33

2)	Litigation Matters

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

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 2, 2004	Sep. 27, 2003	Oct. 2, 2004	Sep. 27, 2003
Net earnings	$10,368	$5,651	$24,248	$12,857
Cumulative translation adjustment	(3)	119	(15)	267
Minimum pension liability	—	—	10	—
Unrealized gain on interest rate swap	8	285	349	3
Comprehensive income	$10,373	$6,055	$24,592	$13,127

Accumulated other comprehensive loss is comprised of minimum pension liability of $2.1 million as of October 2, 2004 and January 3, 2004, foreign currency translation adjustments of $0.1 million as of October 2, 2004 and January 3, 2004, and an unrealized gain on a interest rate swap of $0.2 million at October 2, 2004 and an unrealized loss of $0.2 million at January 3, 2004.

5)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory at the company's manufacturing facilities in New Hampshire and Vermont, amounting to $12.3 million and representing approximately 39% of the company's total inventory, have been determined using the last-in, first-out ("LIFO") method. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at October 2, 2004 and January 3, 2004 are as follows:

	Oct. 2, 2004	Jan. 3, 2004
	(in thousands)
Raw materials and parts	$7,298	$3,798
Work-in-process	4,830	5,288
Finished goods	18,780	15,667
	30,908	24,753
LIFO adjustment	179	629
	$31,087	$25,382

6)	Accrued Expenses

Accrued expenses consist of the following:

	Oct. 2, 2004	Jan. 3, 2004
	(in thousands)
Accrued warranty	$11,048	$11,563
Accrued payroll and related expenses	9,983	7,094
Accrued customer rebates	7,751	6,935
Accrued product liability and workers comp	2,663	3,398
Accrued income taxes	718	524
Accrued commissions	1,435	1,466
Accrued severance and plant closures	999	1,092
Other accrued expenses	6,551	5,004

	$41,148	$37,076

7)	Warranty Costs

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

A rollforward of the warranty reserve is as follows:

Nine Months Ended
Oct. 2, 2004
(in thousands)

Beginning balance	$11,563
Warranty expense	6,542
Warranty claims	(7,057)
Ending balance	$11,048

8)	Financing Arrangements

	Oct. 2, 2004	Jan. 3, 2004
	(in thousands)

Senior secured revolving credit line	$40,615	$1,500
Senior secured bank term loans	—	53,000
Notes to Maytag	—	2,000
Total debt	$40,615	$56,500

Less: Current maturities of long-term debt	—	14,500
Long-term debt	$40,615	$42,000

During the second quarter of 2004 the company amended its secured banking facility. Interest costs on borrowings under the amended facility were reduced to reflect improved market conditions and the improved credit profile of the company. Additionally, the company improved its borrowing flexibility under the banking facility by eliminating the term loan component of the facility and replacing it entirely with a $70.0 million revolving credit line. As of October 2, 2004, the company had borrowings of $40.6 million under this revolving credit facility. The interest rate on the credit facility may be adjusted quarterly based upon the company's defined  indebtedness ratio computed on a rolling four-quarter basis. Currently, borrowings under the credit facility are assessed interest at floating rates of 1.25% above LIBOR. At October 2, 2004, this interest rate was 3.08%. A variable commitment fee, based upon the indebtedness ratio is charged on the unused portion of the line of credit. This variable commitment fee amounted to 0.30% as of October 2, 2004.

The company maintains two interest rate swap agreements in connection with the secured credit facility. The first, taken out in January 2002, has a notional amount of $20.0 million, swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. The second, taken out in February 2003, has a notional amount of $10.0 million, swaps one-month LIBOR for a fixed rate of 2.36% and is in effect through December 30, 2005.

The terms of the secured credit facility limit the paying of dividends, the incurrence of other debt, and require, among other things, a minimum amount, as defined, of stockholders’ equity, and certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the business, assets, operations, condition (financial or otherwise) or prospects  of the company and its subsidiaries taken as a whole, or (b) a material adverse effect upon any substantial portion of the collateral or upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At October 2, 2004, the company was in compliance with all covenants pursuant to its borrowing agreements.

9)	Acquisition Integration

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

Reserves for facility closure costs predominately relate to lease obligations for two manufacturing facilities that were exited in 2001 and 2002. During the second quarter of 2001, prior to the acquisition, reserves were established for lease obligations associated with a manufacturing facility in Quakertown, Pennsylvania that was exited when production at this facility was relocated to an existing facility in Bow, New Hampshire. The lease associated with the exited facility extends through December 11, 2014. The facility is currently subleased for a portion of the lease term through July 2006. During the second quarter of 2002, the company exited leased facilities in Shelburne, Vermont in conjunction with the company’s manufacturing consolidation initiatives. The lease associated with the exited facility extends through December 11, 2014. Future lease obligations under these facilities amount to approximately $11.5 million. The remaining reserve balance is reflected net of anticipated sublease income.

The forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate. If the company's estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

A summary of the reserve balance activity is as follows (in thousands):

	Balance	Cash	Balance
	Jan. 3, 2004	Payments	Oct. 2,2004

Severance obligations	$15	$(4)	$11
Facility closure and lease obligations	8,649	(721)	7,928
Total	$8,664	$(725)	$7,939

All actions pertaining to the company’s integration initiatives have been completed. At this time, management believes the remaining reserve balance is adequate to cover the remaining costs identified at October 2, 2004.

10)	Financial Instruments

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

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of October 2, 2004 the company had forward contracts to purchase $6.0 million U.S. Dollars with various foreign currencies, all of which mature in the next fiscal quarter. The fair value of these forward contracts was less than $(0.1) million at the end of the quarter.

Interest Rate: On January 11, 2002, in accordance with the senior bank agreement, the company entered into an interest rate swap agreement with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. On June 30, 2002, the company designated this swap as a cash flow hedge. The changes in the fair value of the swap that are effectively hedged are recorded as a component of other comprehensive income, while the ineffective portion of the changes in fair value are recorded in earnings. As of October 2, 2004, the fair value of this instrument was $(0.1) million. The change in fair value of this swap agreement in the first nine months of 2004 was $(0.4) million and was recorded as a component of other comprehensive income. The ineffective portion of the swap recorded in earnings was $0.1 million for the nine-month period ended October 2, 2004.

On February 9, 2003 in accordance with the senior bank agreement, the company entered into another interest rate swap agreement with a notional amount of $10.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 2.36% and is in effect through December 30, 2005. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. As of October 2, 2004, the fair value of this instrument was less than $0.1 million. The change in fair value of this swap agreement in the first nine months of 2004 was a gain of less than $0.1 million.

11)	Segment Information

The company operates in two reportable operating segments defined by management reporting structure and operating activities.

The worldwide manufacturing divisions operate through the Cooking Systems Group. This business segment has manufacturing facilities in Illinois, New Hampshire, North Carolina, Vermont and the Philippines. This business segment supports four major product groups, including conveyor oven equipment, core cooking equipment, counterline cooking equipment, and international specialty equipment. Principal product lines of the conveyor oven product group include Middleby Marshall ovens, Blodgett ovens and CTX ovens.  Principal product lines of the core cooking equipment product group include the Southbend product lines of ranges, convection ovens, broilers and steam cooking equipment, the Blodgett product lines of ranges, convection ovens, combi ovens and steam cooking equipment, MagiKitch'n charbroilers and catering equipment and the Pitco Frialator product line of fryers. The counterline cooking and warming equipment product group includes toasters, hot food servers, foodwarmers and griddles distributed under the Toastmaster brand name. The international specialty equipment product group is primarily comprised of food preparation tables, undercounter refrigeration systems, ventilation systems and component parts for the U.S. manufacturing operations.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Oct. 2, 2004		Sep. 27, 2003		Oct. 2, 2004		Sep. 27, 2003
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Divisions:
Cooking Systems Group:
Core cooking equipment	$48,208	68.3	$41,412	67.8	$144,175	70.0	$125,242	68.4
Conveyor oven equipment	13,657	19.3	11,598	19.2	40,504	19.7	35,787	19.8
Counterline cooking equipment	2,576	3.6	2,697	4.5	7,655	3.7	7,581	4.2
International specialty equipment	1,953	2.8	1,183	2.0	5,413	2.6	5,321	2.9
Cooking Systems Group	66,394	94.0	56,890	93.5	197,747	96.0	173,931	95.3

International Distribution Division (1)	12,102	17.1	10,782	17.9	32,833	15.9	31,017	17.2
Intercompany sales (2)	(7,876)	(11.1)	(6,778)	(11.4)	(24,584)	(11.9)	(22,253)	(12.5)
Total	$70,620	100.0%	$60,894	100.0%	$205,996	100.0%	$182,695	100.0%

(1)    Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)    Represents the elimination of sales amongst the Cooking Systems Group and from the Cooking Systems Group to the International Distribution Division.

The following table summarizes the results of operations for the company's business segments(1)(in thousands):

	Cooking
	Systems	International	Corporate
	Group	Distribution	and Other(2)	Eliminations(3)	Total
Three months ended October 2, 2004
Net sales	$66,394	$12,102	$—	$(7,876)	$70,620
Operating income	14,296	735	(2,268)	(181)	12,582
Depreciation expense	719	46	(72)	—	693
Net capital expenditures	87	38	66	—	191

Nine months ended October 2, 2004
Net sales	$197,747	$32,833	$—	$(24,584)	$205,996
Operating income	42,501	1,556	(5,937)	(781)	37,339
Depreciation expense	2,498	117	(201)	—	2,414
Net capital expenditures	341	136	123	—	600

Total assets	178,044	23,141	12,172	(10,982)	202,375
Long-lived assets(4)	121,751	383	3,694	—	125,828

Three months ended September 27, 2003
Net sales	$56,890	$10,782	$—	$(6,778)	$60,894
Operating income	11,387	689	(1,940)	(150)	9,986
Depreciation expense	896	36	(68)	—	864
Net capital expenditures	59	1	5	—	65

Nine months ended September 27, 2003
Net sales	$173,931	$31,017	$—	$(22,253)	$182,695
Operating income	31,241	1,591	(6,095)	(700)	26,037
Depreciation expense	2,830	110	(206)	—	2,734
Net capital expenditures	763	(31)	7	—	739

Total assets	177,409	21,126	9,581	(10,982)	197,134
Long-lived assets(4)	124,688	485	3,159	—	128,332

(1)	Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, gains and losses on acquisition financing derivatives, and other income and expenses items outside of income from operations.

(2)	Includes corporate and other general company assets and operations.

(3)	Includes elimination of intercompany sales, profit in inventory and intercompany receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

(4)	Long-lived assets of the Cooking Systems Group includes assets located in the Philippines which amounted to $2,232 and $2,449 in 2004 and 2003, respectively.

Net sales by major geographic region, including those sales from the Cooking Systems Group direct to international customers, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 2, 2004	Sep. 27, 2003	Oct. 2, 2004	Sep. 27, 2003
United States and Canada	$57,060	$48,648	$169,316	$147,890
Asia	5,637	5,321	14,225	14,687
Europe and Middle East	5,898	5,176	16,853	15,721
Latin America	2,025	1,749	5,602	4,397
Net sales	$70,620	$60,894	$205,996	$182,695

12)	Employee Benefit Plans

The company maintains a non-contributory defined benefit plan for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 30, 2002 and no further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 30, 2002 upon reaching retirement age. The employees participating in the defined benefit plan were enrolled in a newly established 401K savings plan on July 1, 2002. The defined benefit plan continues to be funded in accordance with provisions of the Employee Retirement Income Security Act of 1974. Company funding contributions amounted to $280,000 in fiscal 2003 and $377,000 in fiscal 2002. The anticipated minimum funding requirement for fiscal 2004 is approximately $285,000 of which $162,000 was funded during the nine-month period ended October 2, 2004.

The company also maintains a retirement benefit agreement with its Chairman. The retirement benefits are based upon a percentage of the Chairman’s final base salary. Additionally, the company maintains a retirement plan for non-employee directors. The plan provides for an annual benefit upon retirement from the Board of Directors at age 70, equal to 100% of the director’s last annual retainer, payable for a number of years equal to the director’s years of service up to a maximum of 10 years. Company funding contributions are made at the discretion of the board of directors in consideration of the plan requirements and company's cash flows. Funding contributions amounted to $1,007,000 in fiscal 2003 and $16,000 in fiscal 2002. Funding in the nine-month period ended October 2, 2004 amounted to $1,550,000.

The net pension expense for the first nine months of 2004 for these plans was as follows :

	Union	Directors
	Plan	Plans

Service cost	$—	$215,090
Interest on benefit obligations	182,449	255,387
Return on assets	(210,476)	—
Net amortization and deferral	98,868	300,444
Net pension expense	$70,841	$770,921

13)	Subsequent Event

On November 10, 2004, subsequent to the end of the third quarter, the company entered into an agreement with Pizzagalli Properties, LLC, to terminate the company’s lease obligations related to a manufacturing facility in Shelburne, Vermont. This transaction occurred simultaneously with a sale of the property from Pizzagalli Properties, LLC to an unrelated third party. The company had exited this facility in the second quarter of 2002 as operations in that location were moved and consolidated within other existing manufacturing facilities. The original lease had a term extending through December 11, 2014. Under terms of the lease termination agreement the company will pay the lessor $600,000 in cash and enter into an interest bearing note in the amount of $2,513,884. The company had existing reserves of approximately $5.7 million representing the future lease obligations under the facility net of estimated sublease income. As a result, the company anticipates recording a gain, net of transaction related costs, of approximately $2.4 million in the fourth quarter of 2004 on this transaction.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Oct. 2, 2004		Sep. 27, 2003		Oct. 2, 2004		Sep. 27, 2003
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Divisions:
Cooking Systems Group:
Core cooking equipment	$48,208	68.3	$41,412	67.8	$144,175	70.0	$125,242	68.4
Conveyor oven equipment	13,657	19.3	11,598	19.2	40,504	19.7	35,787	19.8
Counterline cooking equipment	2,576	3.6	2,697	4.5	7,655	3.7	7,581	4.2
International specialty equipment	1,953	2.8	1,183	2.0	5,413	2.6	5,321	2.9
Cooking Systems Group	66,394	94.0	56,890	93.5	197,747	96.0	173,931	95.3
International Distribution Division (1)	12,102	17.1	10,782	17.9	32,833	15.9	31,017	17.2
Intercompany sales (2)	(7,876)	(11.1)	(6,778)	(11.4)	(24,584)	(11.9)	(22,253)	(12.5)
Total	$70,620	100.0%	$60,894	100.0%	$205,996	100.0%	$182,695	100.0%

(1)    Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)    Represents the elimination of sales amongst the Cooking Systems Group and from the Cooking Systems Group to the International Distribution Division.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended		Nine Months Ended
	Oct. 2, 2004	Sep. 27, 2003	Oct. 2, 2004	Sep. 27, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.6	62.8	62.0	64.8
Gross profit	37.4	37.2	38.0	35.2
Selling, general and administrative expenses	19.6	20.8	19.9	21.0
Income from operations	17.8	16.4	18.1	14.2
Interest expense and deferred financing amortization, net	0.9	2.3	1.1	2.6
Loss (gain) on acquisition financings derivatives	(0.1)	—	—	—
Other expense, net	—	(0.4)	0.1	—
Earnings before income taxes	17.0	14.5	16.9	11.6
Provision for income taxes	2.3	5.2	5.1	4.6
Net earnings	14.7%	9.3%	11.8%	7.0%

Three Months Ended October 2, 2004 Compared to Three Months Ended September 27, 2003

NET SALES. Net sales for the third quarter of fiscal 2004 were $70.6 million as compared to $60.9 million in the third quarter of 2003.

Net sales at the Cooking Systems Group amounted to $66.4 million in the third quarter of 2004 as compared to $56.9 million in the prior year quarter.

•	Core cooking equipment sales increased by $6.8 million to $48.2 million from $41.4 million, primarily due to increased fryer, convection oven, and cooking range sales resulting from new product introductions and improved market conditions.

•	Conveyor oven equipment sales increased $2.1 million to $13.7 million from $11.6 million in the prior year quarter, reflecting an increase in sales of ovens replacing older equipment and higher parts sales.

•	Counterline cooking equipment sales decreased slightly to $2.6 million from $2.7 million in the prior year quarter due to reduced toaster sales resulting from competitive pricing pressures.

•	International specialty equipment sales increased to $2.0 million compared to $1.2 million in the prior year quarter due to the introduction of a new product line of counter griddles and charbroilers.

Net sales at the International Distribution Division increased by $1.3 million to $12.1 million, reflecting higher sales in Asia, Latin America and Europe. International sales benefited from expansion of the U.S. chains overseas.

GROSS PROFIT. Gross profit increased to $26.4 million from $22.6 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate was 37.4% in the quarter as compared to 37.2% in the prior year quarter. The net increase in the gross margin rate reflects:

•	Increased sales volumes that benefited manufacturing efficiencies and provided for greater leverage of fixed manufacturing costs.

•	Improved sales mix of products driven by higher margins on newly introduced products which generally are more cost efficient to manufacture due to standardization of product platforms and improvement in product design resulting in lower warranty costs.

•	The adverse impact from rising steel prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $12.6 million in the third quarter of 2003 to $13.8 million in the third quarter of 2004. As a percentage of net sales operating expenses amounted to 19.6% in the third quarter of 2004 versus 20.8% in the third quarter of 2003 reflecting greater leverage on higher sales volumes. Selling expenses increased from $7.3 million to $7.6 million, reflecting higher commission costs associated with the increased sales volumes. General and administrative expenses increased from $5.4 to $6.2 million due to higher incentive compensation and general corporate administrative costs.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs decreased to $0.6 million from $1.4 million in the prior year as a result of lower debt balances and lower average interest rates. The gain on financing derivatives was $0.1 million in the current year quarter compared to a loss of less than $0.1 million in the prior year quarter. Other expense was less than $0.1 million in the current year compared to other income of $0.3 million in the prior year and primarily consists of foreign exchange losses.

INCOME TAXES. A tax provision of $1.6 million, at an effective rate of 13.5%, was recorded during the quarter as compared to a $3.1 million provision at a 36% effective rate in the prior year quarter. The 2004 third quarter included a $3.2 million tax benefit for reserve adjustments associated with closed tax years.

Nine Months Ended October 2, 2004 Compared to Nine Months Ended September 27, 2003

NET SALES. Net sales for the nine-month period ended October 2, 2004 were $206.0 million as compared to $182.7 million in the nine-month period ended September 27, 2003.

Net sales at the Cooking Systems Group amounted to $197.7 million in the nine-month period ended October 2, 2004 as compared to $173.9 million in the prior year nine-month period.

•	Core cooking equipment sales increased by $19.0 million to $144.2 million from $125.2 million, primarily due to increased fryer, cooking range and convection oven sales resulting from new product introductions and improved market conditions.

•	Conveyor oven equipment sales increased $4.7 million to $40.5 million from $35.8 million in the prior year nine-month period. The increase in sales reflects higher equipment sales to U.S. chain customers expanding internationally and increased sales of service parts.

•	Counterline cooking equipment increased to $7.7 million from $7.6 million in the prior year period.

•	International specialty equipment sales increased to $5.4 million compared to $5.3 million in the prior year.

Net sales at the International Distribution Division increased by $1.8 million to $32.8 million, driven by increased sales into Latin America and Europe, resulting from improved market conditions and expansion of U.S. regional chains. This increase was partly offset by reduced sales into Asia, which had slowed in the first half of the year due to a delay in store openings by certain major chain customers. These customers resumed purchases in the third quarter.

GROSS PROFIT. Gross profit increased to $78.4 million from $64.3 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate was 38.0% in the nine-month period as compared to 35.2% in the prior year period. The net increase in the overall gross margin rate reflects:

•	Increased sales volumes that benefited manufacturing efficiencies and provided for greater leverage of fixed manufacturing costs.

•	Improved sales mix of products driven by higher margins on newly introduced products which tend to be more cost efficient to manufacture due to standardization of product platforms and improvement in product design resulting in lower warranty costs.

•	The adverse impact from rising steel prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $38.3 million in the nine-month period ended September 27, 2003 to $41.0 million in the nine-month period ended October 2, 2004. As a percentage of net sales operating expenses amounted to 19.9% in the nine-month period ended October 2, 2004 versus 21.0% in the nine-month period ended September 27, 2003 reflecting greater leverage on higher sales volumes. Selling expenses increased from $22.2 million to $23.3 million, reflecting higher commissions cost associated with the increased sales volumes. General and administrative expenses increased from $16.1 million to $17.7 million due to higher incentive compensation and general corporate administrative costs.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs decreased to $2.3 million from $4.7 million in the prior year as a result of lower debt balances and lower average interest rates. The gain on financing derivatives of $0.1 million remained consistent with the prior year period. Other expense increased from less than $0.1 million in the prior year to $0.3 million in the current year and primarily consists of foreign exchange losses.

INCOME TAXES. A tax provision of $10.5 million, at an effective rate of 30%, was recorded for the nine-month period of 2004 as compared to an $8.5 million provision at a 40% effective rate in the prior year comparative period. The 2004 tax provision included a $3.2 million tax benefit for reserve adjustments associated with closed tax years.

Financial Condition and Liquidity

During the nine months ended October 2, 2004, cash and cash equivalents decreased by $1.0 million to $2.7 million at October 2, 2004 from $3.7 million at January 3, 2004. Net borrowings decreased from $56.5 million at January 3, 2004 to $40.6 million at October 2, 2004.

OPERATING ACTIVITIES. Net cash provided by operating activities after changes in assets and liabilities was $19.0 million as compared to $22.8 million in the prior year period.

During the nine months ended October 2, 2004, working capital levels increased due to the higher sales volumes and increased seasonal working capital needs, which historically peak in the second quarter. The changes in working capital included a $6.2 million increase in accounts receivable, a $5.7 million increase in inventory and a $3.1 million increase in accounts payable. Accrued expenses increased by $4.5 million due to an increase in sales rebate reserves resulting from higher sales volumes and increased incentive compensation accruals. Other liabilities decreased by $4.6 million due to funding of pension obligations, payments on lease obligations and adjustments to tax reserves.

INVESTING ACTIVITIES. During the nine months ending October 2, 2004, net cash used in investing activities was $2.6 million. This included $0.6 million of property additions and $2.0 in repayments of principal associated with seller notes due to Maytag related to the 2001 Blodgett acquisition.

FINANCING ACTIVITIES. Net cash flows used in financing activities were $17.4 million during the nine months ending October 2, 2004. During the second quarter the company amending its secured banking facility to reduce interest costs on borrowings under the facility to reflect improved market conditions and the improved credit profile of the company. Additionally, the company improved its borrowing flexibility under the banking facility by eliminating the term loan component of the facility and replacing it entirely with a $70.0 million revolving credit line. As a result, the company utilized proceeds from borrowings under the revolving credit facility during the first six months of 2004 to fund the repayment of $53.0 million in term loans under the senior credit facility. During the nine-month period ending October 2, 2004 total borrowings under the secured credit facility were reduced by $13.9 million from $54.5 million at January 3, 2004 to $40.6 million at October 2, 2004.

In July 2004, the company issued a $0.40 per share dividend, which amounted to $3.7 million.

At October 2, 2004, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

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

Contractual Obligations

The company's contractual cash payment obligations are set forth below (in thousands):

				Total
			Idle	Contractual
	Long-term	Operating	Facility	Cash
	Debt	Leases	Leases	Obligations

Less than 1 year	$—	$658	$1,181	$1,839
1-3 years	—	889	2,189	3,078
4-5 years	40,615	394	2,390	43,399
After 5 years	—	29	5,787	5,816
	$40,615	$1,970	$11,547	$54,132

Idle facility leases consist of obligations for two manufacturing locations that were exited in conjunction with the company's manufacturing consolidation efforts. The lease obligations continue through December 2014. The obligations presented above do not reflect any anticipated sublease income from the facilities.

On November 10, 2004, subsequent to the end of the third quarter, the company entered into an agreement with Pizzagalli Properties, LLC, to terminate the company’s lease obligations related to a manufacturing facility in Shelburne, Vermont. This transaction occurred simultaneously with a sale of the property from Pizzagalli Properties, LLC to an unrelated third party. The original lease had a contractual payment obligation that amounted to approximately $7.8 million. Under terms of the lease termination agreement the company will pay the lessor $600,000 in cash and enter into an interest bearing note in the amount of $2,513,884.

The company maintains a non-contributory defined benefit plan for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 30, 2002 and no further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 30, 2002 upon reaching retirement age. The employees participating in the defined benefit plan were enrolled in a newly established 401K savings plan on July 1, 2002. As of January 3, 2004, the unfunded benefit obligation under the pension plan was $0.7 million. The defined benefit plan continues to be funded in accordance with provisions of the Employee Retirement Income Security Act of 1974. Company funding contributions amounted to $280,000 in fiscal 2003 and $377,000 in fiscal 2002. The anticipated minimum funding requirement for fiscal 2004 is approximately $285,000 of which $162,000 was funded during the nine-month period ending October 2, 2004.

The company also maintains a retirement benefit agreement with its Chairman. The retirement benefits are based upon a percentage of the Chairman’s final base salary. Additionally, the company maintains a retirement plan for non-employee directors. The plan provides for an annual benefit upon retirement from the Board of Directors at age 70, equal to 100% of the director’s last annual retainer, payable for a number of years equal to the director’s years of service up to a maximum of 10 years. As of January 3, 2004, the unfunded benefit obligation under these plans amounted to $3.4 million. Company funding contributions are made at the discretion of the board of directors in consideration of the plan requirements and company's cash flows. Funding contributions amounted to $1,007,000 in fiscal 2003 and $16,000 in fiscal 2002. Funding in the nine-month period ending October 2, 2004 amounted to $1,550,000.

The company has $1.8 million in outstanding letters of credit, which expire on March 30, 2005 with an automatic one-year renewal, to secure potential obligations under insurance programs.

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

	Fixed	Variable
	Rate	Rate
	Debt	Debt
Twelve Month Period Ending	(in thousands)

September 30, 2005	$—	$—
September 30, 2006	—	—
September 30, 2007	—	—
September 30, 2008	—	—
September 30, 2009	—	40,615
	$—	$40,615

The company maintains a $70.0 million revolving credit facility under a secured credit agreement. As of October 2, 2004, the company had borrowings of $40.6 million under this facility. The interest rate on the credit facility may be adjusted quarterly based upon the company's defined indebtedness ratio computed on a rolling four-quarter basis. Currently, borrowings under the credit facility are assessed interest at floating rates of 1.25% above LIBOR. At October 2, 2004, this interest rate was 3.08%. A variable commitment fee, based upon the indebtedness ratio is charged on the unused portion of the line of credit. This variable commitment fee amounted to 0.30% as of October 2, 2004.

The company maintains two interest rate swap agreements in connection with the secured credit facility. The first, taken out in January 2002, has a notional amount of $20.0 million, swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. The second, taken out in February 2003, has a notional amount of $10.0 million, swaps one-month LIBOR for a fixed rate of 2.36% and is in effect through December 30, 2005.

The terms of the secured credit facility limit the paying of dividends, the incurrence of other debt, and require, among other things, a minimum amount, as defined, of stockholders’ equity, and certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the business, assets, operations, condition (financial or otherwise) or prospects of the company and its subsidiaries taken as a whole, or (b) a material adverse effect upon any substantial portion of the collateral or upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At October 2, 2004, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

On January 11, 2002 the company entered into an interest rate swap agreement with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 4.03% and is in effect through December 31, 2004. On June 30, 2002, the company designated this swap as a cash flow hedge. The changes in the fair value of the swap that are effectively hedged are recorded as a component of other comprehensive income, while the ineffective portion of the changes in fair value are recorded in earnings. As of October 2, 2004, the fair value of this instrument was $(0.1) million. The change in fair value of this swap agreement in the nine-month period ended October 2, 2004 was $(0.4) million and was recorded as a component of other comprehensive income. The ineffective portion of the swap recorded in earnings was $0.1 million for the nine-month period ended October 2, 2004.

On February 9, 2003 the company entered into another interest rate swap agreement with a notional amount of $10.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 2.36% and is in effect through December 30, 2005. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. As of October 2, 2004, the fair value of this instrument was less than $0.1 million. The change in fair value of this swap agreement in the first nine months of 2004 was a gain of less than $0.1 million.

Foreign Exchange Derivative Financial Instruments

The company uses foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward and option purchase contracts outstanding at October 2, 2004, the fair value of these forward contracts were approximately $(0.1) million at the end of the quarter:

Sell		Purchase		Maturity
1,400,000	Euro	$1,714,200	U.S. Dollars	October 22, 2004
1,000,000	British Pounds	$1,788,300	U.S. Dollars	October 22, 2004
12,700,000	Mexican Pesos	$1,107,100	U.S. Dollars	October 22, 2004
17,250,000	Taiwan Dollars	$509,100	U.S. Dollars	October 22, 2004
1,000,000,000	Korean Won	$868,100	U.S. Dollars	October 22, 2004

Item 4.	Controls and Procedures

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

As of October 2, 2004, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended October 2, 2004, there have been no significant changes in the company's internal controls over financial reporting or in other factors that could significantly affect the internal controls subsequent to the date the company completed its evaluation.

PART II.	OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended October 2, 2004, except as follows:

Item 6.	Exhibits

Exhibits -	The following exhibits are filed herewith:

Exhibit 10.1 -
Amendment No. 6 to Employment Agreement of William F. Whitman, Jr., dated September 13, 2004, incorporated by reference to the company’s Form 8-K, Exhibit 10, dated September 13, 2004, filed on September 17, 2004.

Exhibit 10.2 -	Retention Agreement of Timothy J. FitzGerald, dated July 22, 2004.

Exhibit 10.3 -	Lease Termination Agreement between The Middleby Corporation, Cloverleaf Properties, Inc., Blodgett Holdings, Inc., and Pizzagalli Properties, LLC, dated November 10, 2004.

Exhibit 10.4 -	Certificate of Lease Termination between Cloverleaf Properties, Inc., and Pizzagalli Properties, LLC, dated November 10, 2004.

Exhibit 10.5 -	Commercial Promissory Note between The Middleby Corporation and Pizzagalli Properties, LLC, dated November 10, 2004.

Exhibit 31.1 -	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3 -	Rule 13a-14(a)/15d-14 Certification of the Chief Administrative Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 -	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 -	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.3 -	Certification by the Principal Administrative Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION (Registrant)

Date: November 16, 2004	By:	/s/ Timothy J. FitzGerald

Timothy J. FitzGerald Vice President Chief Financial Officer

