Form 10-K
period 2005-01-01
MIDDLEBY CORP
filed 2005-03-17
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended January 1, 2005

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File No. 1-9973

THE MIDDLEBY CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	36-3352497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1400 Toastmaster Drive, Elgin, Illinois	60120
(Address of principal executive offices)	(Zip Code)

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
Yes ☒   No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act)
Yes  ☒   No  ☐

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of July 3, 2004 was approximately $204,823,669.

The number of shares outstanding of the Registrant’s class of common stock, as of March 11, 2005, was 7,676,200 shares.

Documents Incorporated by Reference

Part III of Form 10-K incorporates by reference the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2005 annual meeting of stockholders.

PART I

Item 1.  Business

General

The Middleby Corporation (“Middleby” or the “company”), through its operating subsidiary Middleby Marshall Inc. (“Middleby Marshall”) and its subsidiaries, is a leader in the design, manufacture, marketing, distribution, and service of a broad line of cooking and warming equipment used in all types of foodservice operations, including quick-service restaurants, full-service restaurants, retail outlets, hotels and other institutions. The company's products include Middleby Marshall® and CTX® conveyor oven equipment, Blodgett® convection, conveyor, and deck oven equipment, Blodgett Combi® cooking equipment, Blodgett Range® ranges, Nu-Vu® baking ovens and proofers, Pitco Frialator® fryer equipment, Southbend® ranges, convection ovens and heavy-duty cooking equipment, SteamMaster® steam cooking equipment, Toastmaster® toasters and counterline cooking and warming equipment, and MagiKitch'n® charbroilers and catering equipment.

Founded in 1888 as a manufacturer of baking ovens, Middleby Marshall Oven Company was acquired in 1983 by TMC Industries Ltd., a publicly traded company that changed its name in 1985 to The Middleby Corporation. Throughout its history, the company had been a leading innovator in the baking equipment industry and in the early 1980s positioned itself as a leading foodservice equipment manufacturer by introducing the conveyor oven that revolutionized the pizza market. In 1989, the company became a broad line equipment manufacturer through the acquisition of the Foodservice Equipment Group of Hussmann Corporation, which included Southbend, Toastmaster and CTX. The company initiated its international distribution and service strategy in 1990 by acquiring a controlling interest in Asbury Associates, Inc., which was renamed Middleby Worldwide in 1999. In 1991, the company established Middleby Philippines Corporation (“MPC”) to provide foodservice equipment in the Asian markets. In 2001, Middleby acquired the commercial cooking subsidiary, Blodgett Holdings, Inc. ("Blodgett") from Maytag Corporation (“Maytag”) to expand its line up of products in all the major cooking equipment segments. The acquisition resulted in the addition of the Blodgett, Pitco and MagiKitch'n brand names into the company's portfolio.

In January 2005, subsequent to the fiscal 2004 year end, the company acquired the assets of Nu-Vu Foodservice Systems for $12.0 million in cash. The acquisition of Nu-Vu allows the company to expand its product offerings to include baking ovens and proofers.

The company has identified, as a major area of growth, the growing international markets. To capture these markets, the company established its International Distribution Division, Middleby Worldwide. Middleby's global network enables it to offer equipment to be delivered virtually anywhere in the world, installed and serviced by Middleby. The company believes that its full service program provides it with a competitive advantage. As the first and only company in its industry to take these initiatives, Middleby has positioned itself as a preferred foodservice equipment supplier to major restaurant chains expanding globally.

The company's annual reports on Form 10-K, including this Form 10-K, as well as the company's quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on the company's internet website, www.middleby.com. These reports are available as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.

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

Core Cooking Equipment Product Group - Blodgett, Blodgett Combi, Blodgett Range, Pitco Frialator, Southbend and MagiKitch’n

The Core Cooking Equipment Product Group manufactures the equipment that is central to most any restaurant kitchen. The products offered by this division include ranges, convection ovens, fryers, combi-ovens, charbroilers, and steam equipment. These products are distributed under the Blodgett, Pitco Frialator, Southbend, and MagiKitch'n brand names.

Blodgett, known for its durability and craftsmanship, is the leading brand of convection and combi ovens. In demand since the late 1800's, the Blodgett oven has stood the test of time and set the industry standard. Restaurants, fast-food chains, hotels, hospitals and institutions rely on the Blodgett name. In 2002 the company began to manufacture of ranges under the Blodgett brand name to provide an offering for the high-end segment of the market. This product is primarily marketed to four-star restaurants and other restaurants requiring durability and cosmetic appeal.

Pitco Frialator offers a broad line of gas and electric equipment combining reliability with efficiency in simple-to-operate professional frying equipment. Since 1918, Pitco fryers have captured a major market share by offering simple, reliable equipment for cooking menu items such as french fries, onion rings, chicken, donuts, and seafood. By their very design, Pitco's fryers offer substantial advances over bottom-fired fryers. The tube-fired heating system creates a larger heat transfer area that quickly heats oil to proper cooking temperatures to absorb less shortening and thereby maintain their natural flavors. Pitco continues to emphasize innovation and in 2002 introduced its Solstice(TM) Series - a selection of fryers that operate cooler - and smarter - for greater efficiency. The company also markets pasta cookers and rethermalizers under the Pitco brand name, which are purchased primarily by schools and other large-scale kitchen operations that re-heat frozen prepared foods. Pitco's unique rethermalizing process is designed to improve product consistency while providing labor and energy savings.

In the market for 100 years, Southbend products, consisting mainly of heavy-duty, gas-fired equipment, include ranges, convection ovens, broilers, fryers, griddles, steamers and steam cooking equipment. Southbend products are offered as standardized equipment for general use in restaurants and institutions, and also are made to specification for use by the professional chef. Over the years, Southbend has dedicated significant resources to developing and introducing innovative product features resulting in a premier cooking line. Its 45,000 BTU Pyromax® range doubled the industry standard for BTU's when it was introduced in 1996. Southbend's Marathoner Gold® convection oven has been judged by a leading industry publication to be the best baking convection oven on the market. In 2003, Southbend introduced the Platinum series of ranges, broilers and griddles offering waterproof controls and an improved design.

For more than 60 years, MagiKitch’n has focused on manufacturing charbroiling products that deliver quality construction, high performance and flexible operation. In 1991, MagiKitch'n used their years of experience producing quality restaurant grills to craft a new line of commercial outdoor cooking equipment. MagiCater portable charbroilers have a modular design for easy transport, fast set-up, and ease of cleaning.

Conveyor Oven Equipment Product Group - Middleby Marshall, Blodgett and CTX

The conveyor oven equipment product group manufactures ovens that are geared towards high volume applications, providing for higher production and efficiency, while allowing a restaurant owner to retain flexibility in menu offerings. The conveyor oven equipment allows for standardization of the food preparation process, which in turn provides for labor savings opportunities and a greater consistency of the final product. For these reasons, most major pizza chains, as well as many other non-pizza restaurants chains and institutions utilize conveyor oven equipment.

The Middleby Marshall oven line, focused on quality and durability, is the world's conveyor cooking equipment leader. Middleby Marshall ovens are used by a majority of the leading pizza chains. Middleby Marshall conveyor ovens utilize air impingement process, that forces heated air at high velocities through a system of nozzles above and below the food product, which is placed on a moving conveyor belt. This process achieves faster baking times and greater consistency of bake than conventional ovens.

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

International Distribution Division - Middleby Worldwide

Middleby Worldwide provides integrated export management and distribution services. The division distributes the company's product lines and certain non-competing complementary product lines of other manufacturers throughout the world. The company offers customers a complete package of kitchen equipment, delivered and installed in over 100 countries. For a local country distributor or dealer, the division provides centralized sourcing of a broad line of equipment with complete export management services, including export documentation, freight forwarding, equipment warehousing and consolidation, installation, warranty service and parts support. Middleby Worldwide has regional export management companies in Asia, Europe and Latin America complemented by sales and distribution offices located in Canada, China, India, South Korea, Mexico, the Philippines, Spain, Taiwan and the United Kingdom.

The Customers and Market

The company's end-user customers include: (i) fast food or quick-service restaurants, (ii) full-service restaurants, including casual-theme restaurants, (iii) retail outlets, such as convenience stores, supermarkets and department stores and (iv) public and private institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, military facilities and government agencies. The company's domestic sales are primarily through independent dealers and distributors and are marketed by the company's sales personnel and network of independent manufacturers' representatives. Many of the dealers in the U.S. belong to buying groups that negotiate sales terms with the company. Certain large multi-national restaurant and hotel chain customers have purchasing organizations that manage product procurement for their systems. Included in these customers are several large restaurant chains, which account for a significant portion of the company's business. The company’s international sales are through a combined network of independent and company-owned distributors. The company maintains sales and distribution offices in Canada, China, India, South Korea, Mexico, the Philippines, Spain, Taiwan and the United Kingdom.

During the past several decades, growth in the U.S. foodservice industry has been driven primarily by population growth, economic growth and demographic changes, including the emergence of families with multiple wage-earners and growth in the number of higher-income households. These factors have led to a demand for convenience and speed in food preparation and consumption. As a result, U.S. foodservice sales grew for the thirteenth consecutive year to approximately $454 billion in 2004 as reported by Nation's Restaurant News. Sales in 2005 are projected to increase to $476 billion, an increase of 4.9% over 2004 according to Nation's Restaurant News. The quick-service restaurant segment within the foodservice industry has been the fastest growing segment since the mid '80's. Total quick-service sales amounted to $128 billion in 2004 and are projected to increase 4.7% to $134 billion in 2005, as reported by Nation’s Restaurant News. The full-service restaurants represent the largest portion of the foodservice industry and represented $157 billion in sales in 2004 and are projected to increase 5.1% to $165 billion in 2005, as reported by Nation’s Restaurant News. This segment has seen increased chain concepts and penetration in recent years driven by the aging of the baby boom generation.

Over the past several decades, the foodservice equipment industry has enjoyed steady growth in the United States due to the development of new quick-service and casual-theme restaurant chain concepts, the expansion into nontraditional locations by quick-service restaurants and store equipment modernization. In the international markets, foodservice equipment manufacturers have been experiencing stronger growth than the U.S. market due to rapidly expanding international economies and increased opportunity for expansion by U.S. chains into developing regions.

The company believes that the worldwide foodservice equipment market has sales in excess of $20 billion at a growth rate outpacing the U.S. The cooking and warming equipment segment of this market is estimated by management to exceed $1.5 billion in North America and $2.5 billion worldwide. The company believes that continuing growth in demand for foodservice equipment will result from the development of new restaurant units and the expansion of U.S. chains into international markets as well as the replacement and upgrade of existing equipment.

The company's backlog of orders was $27,665,000 at January 1, 2005, all of which is expected to be filled during 2005. The backlog at January 3, 2004 was $20,690,000. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of the company’s products.

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

The company has established comprehensive programs to ensure the quality of products, to analyze potential product failures and to certify vendors for continuous improvement. Products manufactured by the company are tested prior to shipment to ensure compliance with company standards.

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

Licenses, Patents, and Trademarks

The company owns numerous trademarks and trade names; among them, Blodgett®, Blodgett Combi®, Blodgett Range®, CTX®, MagiKitch’n®, Middleby -Marshall®, Nu-Vu®, Pitco Frialator®, Southbend®, SteamMaster® and Toastmaster® are registered with the U.S. Patent and Trademark Office and in various foreign countries.

The company holds numerous patents covering technology and applications related to various products, equipment and systems. Management believes the expiration of any one of these patents would not have a material adverse effect on the overall operations or profitability of the company.

Middleby Marshall has an exclusive license from Enersyst Development Center L.L.C (“Enersyst”) to manufacture, use and sell Jetsweep air impingement ovens in the U.S. for commercial food service applications. This license covers numerous existing patents and provides further exclusive and non-exclusive license rights to existing and future developed technology. The Enersyst license expires upon the expiration of the last of the licensed patents or September 28, 2008. Certain individual patents covered under the Enersyst license agreements expire at various dates through 2019 or later. While the loss of the Enersyst license or could have an adverse effect on the company, management believes it is capable of designing, manufacturing and selling similar equipment without it.

Employees

As of January 1, 2005, the company employed 992 persons. Of this amount, 362 were management, administrative, sales, engineering and supervisory personnel; 430 were hourly production non-union workers; and 200 were hourly production union members. Included in these totals were 202 individuals employed outside of the United States, of which 143 were management, sales, administrative and engineering personnel, and 59 were hourly production workers, who participate in an employee cooperative. At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on April 30, 2007. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that extends through June 2006. Management believes that the relationships between employees, union and management are good.

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

The principal properties of the company utilized by the Cooking Systems Group segment to conduct business operations are listed below:

Location	Principal Function	Square Footage	Owned/ Leased

Elgin, IL	Manufacturing, Warehousing and Offices	207,000	Owned

Bow, NH	Manufacturing, Warehousing and Offices	102,000 34,000	Owned Leased(1)

Fuquay-Varina, NC	Manufacturing, Warehousing and Offices	131,000	Owned

Burlington, VT	Manufacturing, Warehousing and Offices	140,000	Owned

Laguna, the Philippines	Manufacturing, Warehousing and Offices	54,000	Owned

(1) Lease expires December 2006.

At various other locations the company leases small amounts of office space for administrative and sales functions, and in certain instances limited short-term inventory storage. These locations are in China, South Korea, Mexico, Spain, Taiwan and the United Kingdom.

Management believes that these facilities are adequate for the operation of the company's business as presently conducted.

The company also has a leased manufacturing facility in Quakertown, Pennsylvania, which was exited as part of the company's manufacturing consolidation efforts. This lease extends through December 2014. This facility is currently subleased.
Item 3.  Legal Proceedings

The company is routinely involved in litigation incidental to its business, including product liability claims, which are partially covered by insurance or by indemnification from Maytag for claims related to Blodgett prior to the December 2001 acquisition. Such routine claims are vigorously contested and management does not believe that the outcome of any such pending litigation will have a material adverse effect upon the financial condition, results of operations or cash flows of the company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders in the fourth quarter of the year ended January 1, 2005.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market

The company's Common Stock trades on the Nasdaq National Market System under the symbol "MIDD". The following table sets forth, for the periods indicated, the high and low closing sale prices per share of Common Stock, as reported by the Nasdaq National Market System.

	Closing Share Price
	High	Low
Fiscal 2004
First quarter	47.05	37.80
Second quarter	63.00	45.79
Third quarter	56.40	49.20
Fourth quarter	58.30	46.80

Fiscal 2003
First quarter	11.47	10.29
Second quarter	14.52	10.95
Third quarter	21.50	13.85
Fourth quarter	43.69	17.68

Shareholders

The company estimates there were approximately 4,675 beneficial owners of the company's common stock as of January 1, 2005.

Dividends

In July 2004, the company declared and paid a $0.40 per common share special dividend to shareholders of record as of the close of business on June 4, 2004 aggregating to $3.7 million. In December 2003, the company declared and paid a $0.25 per common share special dividend to shareholders of record as of the close of business on November 12, 2003 aggregating to $2.3 million. The company's current senior bank agreement entered into in December 2004 precludes the payment of dividends.

During the fourth quarter of fiscal 2004, the company issued 10,673 shares to division executives and 3,000 shares to directors pursuant to the exercise of stock options, for $123,957.31 and $18,000.00, respectively. Such options were granted to division executives for 800 shares at an exercise price of $10.51 per share, 4,000 shares at an exercise price of $5.90, 1,250 shares at an exercise price of $5.25 per share and 4,623 shares at an exercise price of $18.47 per share. Such options were granted to directors for 3,000 shares at an exercise price of $6.00 per share. As certificates for the shares were legended and stop transfer instructions were given to the transfer agent, the issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and the rules and regulations thereunder, as transactions by an issuer not involving a public offering.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
October 2, 2004 to October 30, 2004	--	--	--	847,001
October 31, 2004 to November 27, 2004	--	--	--	847,001
November 28, 2004 to January 1, 2005	1,808,774	$42.00	--	847,001
Quarter ended January 1, 2005	1,808,774	$42.00	--	847,001

In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of up to 1,800,000 common shares in open market purchases. As of January 1, 2005, 952,999 shares had been purchased under the 1998 stock repurchase program.

In October 2000, the company's Board of Directors approved a self tender offer that authorized the purchase of up to 1,500,000 common shares from existing stockholders at a per price of $7.00. On November 22, 2000 upon the expiration date of this program, the company announced that 1,135,359 shares were accepted for payment pursuant to the tender offer for $7.9 million.

In December 2004, the company's Board of Directors approved a stock repurchase agreement in conjunction with the retirement of the Chairman of the Board. In connection with this agreement the company repurchased 1,808,774 shares of its common stock into treasury at $42.00 per share for an aggregate price of $75,968,508.

At January 1, 2005, the company had a total of 3,856,344 shares in treasury amounting to $89.7 million.

PART II

Item 6.     Selected Financial Data

(amounts in thousands, except per share data)
Fiscal Year Ended(1)

	2004	2003	2002	2001	2000
Income Statement Data:
Net sales	$271,115	$242,200	$235,147	$103,642	$129,602
Cost of sales	168,487	156,347	156,647	72,138	84,416

Gross profit	102,628	85,853	78,500	31,504	45,186
Selling and distribution expenses	30,496	29,609	28,213	13,180	15,858
General and administrative expenses	23,113	21,228	20,556	10,390	17,478
Stock repurchase transaction expenses	12,647	--	--	--	--
Acquisition integration reserve adjustments	(1,887)	--	--	--	--

Income from operations	38,259	35,016	29,731	7,934	11,850
Interest expense and deferred financing amortization, net	3,004	5,891	11,180	740	1,204
Debt extinguishment expenses	1,154	--	9,122	--	378
Gain on acquisition financing derivatives	(265)	(62)	(286)	--	--
Other expense, net	522	366	901	794	1,503

Earnings before income taxes	33,844	28,821	8,814	6,400	8,765
Provision for income taxes	10,256	10,123	2,712	4,764	5,227
Net earnings	$23,588	$18,698	$6,102	$1,636	$3,538

Net earnings per share:
Basic	$2.56	$2.06	$0.68	$0.18	$0.35
Diluted	$2.38	$1.99	$0.67	$0.18	$0.35

Weighted average number of shares outstanding:
Basic	9,200	9,065	8,990	8,981	9,971
Diluted	9,931	9,392	9,132	8,997	10,091

Cash dividends declared per common share	$0.40	$0.25	$--	$--	$0.10

Balance Sheet Data:
Working capital	$10,923	$3,490	$13,890	$12,763	$19,084
Total assets	209,675	194,620	207,962	211,397	79,920
Total debt	123,723	56,500	87,962	96,199	8,539
Stockholders' equity	7,215	62,090	44,632	39,409	37,461

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

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

NET SALES SUMMARY
(dollars in thousands)

Fiscal Year Ended(1)
	2004		2003		2002
	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:
Cooking Systems Group:
Core cooking equipment	$185,520	68.4	$162,366	67.0	$159,089	67.6
Conveyor oven equipment	54,183	20.0	49,236	20.3	48,394	20.6
Counterline cooking equipment	10,262	3.8	10,096	4.2	11,212	4.8
International specialty equipment	7,545	2.8	7,704	3.2	4,980	2.1

Cooking Systems Group	257,510	95.0	229,402	94.7	223,675	95.1

International Distribution Division (2)	46,146	17.0	42,698	17.6	36,162	15.4

Intercompany sales (3)	(32,541)	(12.0)	(29,900)	(12.3)	(24,690)	(10.5)
Total	$271,115	100.0%	$242,200	100.0%	$235,147	100.0%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

(2)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(3)	Represents the elimination of sales amongst the Cooking Systems Group and from the Cooking Systems Group to the International Distribution Division.

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	62.1	64.6	66.6
Gross profit	37.9	35.4	33.4
Selling, general and administrative expenses	19.8	20.9	20.7
Stock repurchase transaction expenses	4.7	--	--
Acquisition integration reserve adjustments	(0.7)	--	--
Income from operations	14.1	14.5	12.7
Interest expense and deferred financing amortization, net	1.1	2.4	4.8
Debt extinguishment expenses	0.4	--	3.9
Gain on acquisition financing derivatives	(0.1)	--	(0.1)
Other expense, net	0.2	0.2	0.4
Earnings before income taxes	12.5	11.9	3.7
Provision for income taxes	3.8	4.2	1.1
Net earnings	8.7%	7.7%	2.6%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Fiscal Year Ended January 1, 2005 as Compared to January 3, 2004

Net sales. Net sales in fiscal 2004 increased by $28.9 million or 11.9% to $271.1 million in fiscal 2004 from $242.2 million in fiscal 2003.

Net sales at the Cooking Systems Group increased by $28.1 million or 12.2% to $257.5 million in 2004 as compared to $229.4 million in the prior year.

•
Core cooking equipment increased by $23.1 million or 14.2% to $185.5 million in 2004. Fryer sales grew by approximately $6.7 million due in part to continued success of the Solstice fryer platform. Sales of convection and combi-ovens increased by approximately $6.2 million with increased sales to institutional customers due in part to improved market conditions and success of new product introductions. Range sales grew by approximately $4.2 million with continued success of the new Platinum series of products. Sales of steam equipment increased by approximately $2.5 million due to the introduction of steam products under the Blodgett brand name and success of the newly introduced StratoSteam steamer under the Southbend brand name.

•
Conveyor oven equipment sales increased by approximately $4.9 million or 10.0% to $54.2 million. Increased sales reflect the success of the company's new generation of more energy efficient conveyor ovens. Improved sales also reflect greater sales with certain major restaurant chain accounts, which increased their purchases during the year. Parts sales also increased reflecting higher prices of parts and increased sales volume resulting from an aging base of equipment.

•	Counterline cooking equipment sales increased by approximately $0.2 million or 1.6% and included sales of a new series of counterline equipment introduced in 2004.

•	International specialty equipment sales decreased by $0.2 million or 2.1%. The decrease in sales resulted from lower component parts produced for the company's U.S. manufacturing operations.

Net sales at the International Distribution Division increased by $3.4 million or 8.1% to $46.1 million. Sales increased in all regions reflecting growth with the local restaurant chains in Latin America and Europe, and expansion of U.S. restaurant concepts in Asia and Australia.

Intercompany sales eliminations represent sales of product amongst the Cooking Systems Group operations and from the Cooking Systems Group operations to the International Distribution Division. The sales elimination increased by $2.6 million to $32.5 million reflecting the increase in purchases of equipment by the International Distribution Division from the Cooking Systems Group due to increased sales volumes.

Gross profit. Gross profit increased by $16.8 million to $102.6 million in fiscal 2004 from $85.9 million in 2003 as a result of increased sales volume and improvements in the gross margin rate, which increased to 37.9% in 2004 from 35.4% in 2003. The improvement in the gross margin rate resulted from several factors, including the following:

•	Increased sales volumes resulting in greater production efficiencies and absorption of fixed overhead costs.

•	Material cost savings resulting from supply chain initiatives instituted in fiscal 2004.

•
Increased production efficiencies and lower warranty expenses associated with new product introductions resulting from standardization of product platforms and improvements of product design for new generations of equipment.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $13.5 million to $64.4 million in 2004 from $50.8 million in 2003. This increase included $12.6 million of expense associated with the stock repurchase transaction and $1.9 of income resulting from adjustments to acquisition integration reserves.

Selling and distribution expenses increased to $30.5 million in 2004 from $29.6 million in 2003. The increase in selling and distribution expense resulted from increased commission expense to the company's independent sales representatives on higher sales. As a percentage of net sales, selling and distribution expenses decreased to 11.2% in 2004 from 12.2% in 2003.

General and administrative expenses increased to $23.1 million in 2004 from $21.2 million in 2003. The increase in general and administrative expenses is primarily due to increased incentive compensation expenses corresponding with the improved financial performance of the company. The company also incurred higher professional fees associated with Sarbanes-Oxley compliance. As a percentage of net sales, general and administrative expenses were 8.5% in 2004 compared to the prior year of 8.8%.

Stock repurchase transaction expenses of $12.6 million were recorded in the fourth quarter of 2004 associated with the repurchase of 1,808,774 shares of the company's common stock and 271,000 stock options from the company's former chairman, members of his family and trusts controlled by his family. Expenses included $8.0 million of costs associated with the repurchase of the 271,000 stock options, $1.9 million related to a pension settlement with the former chairman and $2.7 million of investment banking, legal, and various other costs associated with the transaction.

Acquisition reserve adjustments of $1.9 million were recorded during fiscal 2004, primarily consisting of a gain resulting from an early lease termination that occurred in conjunction with the sale of a leased facility to an unrelated third party. The leased facility was originally exited in early 2002 subsequent to the acquisition of Blodgett as a result of the company's manufacturing consolidation efforts.

Income from operations. Income from operations increased $3.2 million to $38.3 million in fiscal 2004 from $35.0 million in fiscal 2003. The increase in operating income resulted from the increase in net sales and gross profit offset by the stock repurchase transaction expenses.

Non-operating expenses. Non-operating expenses decreased by $1.8 million to $4.4 million in 2004 from $6.2 million in 2003. The net decrease in non-operating expenses included:

•
A $2.9 million reduction in interest expense to $3.0 million in 2004 from $5.9 million in 2003 resulting from lower average debt during the year and lower rates of interest assessed on outstanding balances due in part to a refinancing of the company's debt facility in May 2004.

•
An increase of $1.2 million pertaining to the write-off of deferred financing costs related to the company's previous bank facility, which was refinanced as a result of the stock repurchase transaction.

•	A $0.2 million increase in the gain on financing related derivatives to $0.3 million in 2004 from $0.1 million in 2003 with gains on interest rate swaps that occurred as interest rates rose in 2004.

Income taxes. The company recorded a net tax provision of $10.3 million in fiscal 2004 at an effective rate of 30.3% as compared to a provision of $10.1 million at an effective rate of 35.1% in the prior year. The 2004 tax provision included a $3.2 million tax benefit recorded during the third quarter associated with an adjustment to tax reserves for a closed tax year.

Fiscal Year Ended January 3, 2004 as Compared to December 28, 2002

Net sales. Net sales in fiscal 2003 increased by $7.1 million or 3.0% to $242.2 million in fiscal 2003 from $235.1 million in fiscal 2002.

Net sales at the Cooking Systems Group increased by $5.7 million or 2.5% to $229.4 million in 2003 as compared to $223.7 million in the prior year.

•
Core cooking equipment increased by $3.3 million or 2.1% to $162.4 million resulting from increased sales of fryers, ranges and charbroilers, offset in part by lower sales of combi-ovens. Fryer sales grew by approximately $3.6 million due to the continued success of the Pitco Solstice fryer product line, which was initially introduced in 2002. Range and charbroiler sales grew approximately $2.8 million also reflecting the impact of new product introduction including the Blodgett Range and the Southbend Platinum series of ranges, targeting the higher-end segment of the market. Sales of combi-ovens declined approximately $3.0 million due in large part to reduced government business, which included a large military order in the prior year. Core cooking equipment sales also reflects the impact of discontinued product lines, which accounted for a decrease of approximately $0.8 million.

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

Selling and distribution expenses increased to $29.6 million in 2003 from $28.2 million in 2002. The increase in selling and distribution expense reflects increased advertising and promotional costs associated with new product introductions. The company also added several salespeople to the organization to increase market coverage. As a percentage of net sales, selling and distribution expenses increased to 12.2% in 2003 from 12.0% in 2002.

General and administrative expenses increased to $21.2 million in 2003 from $20.6 million in 2002. The net increase in general and administrative expenses includes increases in incentive compensation associated with improved financial performance of the company and higher pension costs associated with expanded benefits, offset in part by a reduction in bad debt expense resulting from improved credit experience. As a percentage of net sales, general and administrative expenses were 8.8% in 2003 as compared to 8.7% in 2002.

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

Financial Condition and Liquidity

Total cash and cash equivalents increased by $0.1 million to $3.8 million at January 1, 2005 from $3.7 million at January 3, 2004. Net borrowings increased to $123.7 million at January 1, 2005 from $56.5 million at January 2, 2004.

Operating activities. Net cash provided by operating activities amounted to $18.5 million as compared to $29.8 million in the prior year. Net cash provided from operating activities includes $8.0 million of cash used to repurchase 271,000 stock options from the company's former chairman and members of his family and approximately $2.0 million of transaction costs associated with the stock repurchase transaction. Depreciation and amortization amounted $3.6 million in 2004 as compared to $4.0 million in the prior year. Non-cash debt extinguishment expenses amounted to $1.2 million associated with the write-off of deferred financing costs with the company's senior debt agreement that was refinanced in conjunction with the stock repurchase transaction. Deferred taxes of $7.6 million reflect the cash benefit from the reversal of book versus tax differences. Accounts receivable increased $3.0 million due to increased sales. Inventories increased $7.0 million reflecting increased sales, the impact of newly added product lines and higher levels of purchasing at year-end ahead of anticipated price increases from suppliers. Prepaid expenses and other assets increased $10.2 million primarily due to the overpayment of estimated taxes for 2004, which did not reflect tax deductions associated with the stock repurchase transaction which occurred subsequent to the 2004 fourth quarter estimated tax payment. Accounts payable decreased $0.6 million due to normal operating variations resulting from the timing of vendor purchases and payments. Accrued expenses and other liabilities increased $5.4 million due to increases in rebate obligations on higher sales, pension obligations and incentive compensation accruals offset by lower warranty and product liability reserves.

Investing activities. During 2004 net cash used for investing activities amounted to $3.2 million. This included $1.2 million of property additions primarily associated with the replacement and upgrade of production equipment and $2.0 million in repayments of principal associated with seller notes due to Maytag related to the 2001 acquisition of Blodgett.

Financing activities. Net cash used in financing activities amounted to $15.3 million in 2004.

In December 2004, the company repurchased 1,808,774 shares of stock from its former chairman of its Board of Directors, members of his family and trusts controlled by his family for $42.00 per share or $76.0 million and paid $1.2 million of transaction related costs for an aggregate of $77.2 million. In order to finance this transaction, the company entered into a new $160 million senior credit facility which includes a $70.0 million term loan and a $90.0 million revolving credit facility under which the company had borrowed $51.3 million at year end. The company incurred $1.5 of debt issuance costs associated with this facility. The company fully repaid and retired amounts due under its prior senior credit facility including $1.5 million of amounts borrowed on its revolving credit facility and $53.0 million of senior bank notes.

During the third quarter of 2004, the company issued a $0.40 per share dividend, which amounted to $3.7 million.

Subsequent to year-end, the company utilized $12.0 million to fund the purchase of the assets of Nu-Vu Foodservice Systems from the $90.0 million revolving credit facility. In addition, the company entered into an agreement with its former chairman of the board of directors to settle and fund pension obligations due to the chairman for $7.6 million. The obligation will be funded from existing retirement plan assets of approximately $4.0 million and $3.6 million of additional borrowings under the company's revolving credit facility.

In 2005, the company has scheduled debt repayments of $10.0 million in connection with its $70.0 senior bank term loan.

The company believes that cash flows from operations and borrowing availability under the revolving credit facility will be sufficient to satisfy debt obligations, capital expenditures and working capital requirements for the foreseeable future. At January 1, 2005 the company was in compliance with all covenants pursuant to its borrowing agreements.

Contractual Obligations

The company's contractual cash payment obligations are set forth below (dollars in thousands):

	Long-term Debt	Operating Leases	Idle Facility Lease	Total Contractual Cash Obligations

Less than 1 year	$10,480	$811	$354	$11,645
1-3 years	28,460	999	737	30,196
4-5 years	84,783	543	756	86,081
After 5 years	--	249	2,209	2,458

	$123,723	$2,602	$4,056	$130,380

Idle facility lease consists of an obligation for a manufacturing location that was exited in conjunction with the company's manufacturing consolidation efforts. This lease obligation continues through December 2014. This facility has been subleased. The obligation presented above does not reflect any anticipated sublease income from the facilities.

As indicated in Note 13 to the consolidated financial statements, the projected benefit obligation of the defined benefit plans exceeded the plans’ assets by $5.0 million at the end of 2004 as compared to $4.1 million at the end of 2003. The unfunded benefit obligations were comprised of a $0.7 million under funding of the company's union plan and $4.3 million of under funding of the company's director plans. The increase in the unfunded benefit obligations primarily resulted from the early retirement and pension settlement with the company's former chairman of its board of directors. The pension settlement resulted in an increase to the unfunded benefit obligation of approximately $1.1 million in 2004. The company made contributions of $1.6 million in 2004 and $1.0 million in 2003 to the company's director plans. The company expects to contribute $3.8 million under the director plans in 2005 associated with the funding of the final settlement of the chairman's pension and retirement payments to other directors. The company made minimum contributions required by the Employee Retirement Income Security Act of 1974 (“ERISA”) of $0.2 million in 2004 and $0.3 million in 2003 to the company's union plan. The company expects to continue to make minimum contributions to the union plan as required by ERISA.

The company has $3.9 million in outstanding letters of credit, which expire on March 30, 2005 with an automatic one-year renewal, to secure potential obligations under insurance programs.

The company places purchase orders with its suppliers in the ordinary course of business. These purchase orders are generally to fulfill short-term manufacturing requirements of less than 90 days and most are cancelable with a restocking penalty. The company has no long-term purchase contracts or minimum purchase obligations with any supplier.

The company has contractual obligations under its various debt agreements to make interest payments. These amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments is not determinable.

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

On December 23, 2004 the company repurchased 1,808,774 shares of its common stock and 271,000 options from William F. Whitman, Jr., the former chairman of the company’s board of directors, members of his family and trusts controlled by his family (collectively, the “Whitmans”) in a private transaction for a total aggregate purchase price of $83,974,578 in cash. The repurchased shares represented 19.6% of the company's outstanding shares and were repurchased for $75,968,508 at $42.00 per share which represented a 12.8% discount to the closing market price of $48.19 of the company’s common stock on December 23, 2004 and a 21.7% discount from the $53.64 average closing price over the thirty trading days prior to the repurchase. The company incurred $1.2 million of transaction costs associated with the repurchase of these shares. The 271,000 stock options were purchased for $8,006,070, which represented the difference between $42.00 and the exercise price of the option. In conjunction with the stock repurchase, the Whitmans resigned as directors of the company.

The company financed the share repurchase with borrowings under a $160.0 million senior bank facility that was established in connection with this transaction. The newly established senior bank facility provides for $70.0 million in term loan borrowings and $90.0 million of borrowing availability under a revolving credit facility.

In February 2005, the company settled all pension obligations associated with William F. Whitman, Jr., the former chairman of the company's board of directors for $7.5 million in cash. In conjunction with this transaction, the company recorded $1.9 million in settlement costs representing the difference between the settlement amount and the accrued pension liability at the time of the transaction.

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

Litigation. From time to time, the company is subject to proceedings, lawsuits and other claims related to products, suppliers, employees, customers and competitors. The company maintains insurance to cover product liability, workers compensation, property and casualty, and general liability matters.  The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.  A determination of the amount of accrual required, if any, for these contingencies is made after assessment of each matter and the related insurance coverage.  The reserve requirements may change in the future due to new developments or changes in approach such as a change in settlement strategy in dealing with these matters.  The company does not believe that any pending litigation will have a material adverse effect on its financial condition or results of operations.

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

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements SFAS 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 eliminates the previous requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses are to be classified as extraordinary items only if they are deemed to be unusual and infrequent. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The company adopted this statement in fiscal 2003. As a result, in the 2003 financial statements, the company made a reclassification in the presentation of a loss incurred pertaining to the extinguishment of debt and its related tax benefit in the 2002 statement of earnings. In the 2002 financial statements, the company reported a $5.5 million extraordinary loss, comprised of a $9.1 million debt extinguishment loss net of a $3.6 million tax benefit. In the subsequent financial statements, the $9.1 million loss has been reclassified to debt extinguishment expense as a component of earnings before income taxes and the related $3.6 million tax benefit to the provision for income taxes.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." This statement amends SFAS No. 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company has applied this guidance in the 2003 financial statements.

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

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits." This statement retains the disclosures previously required by SFAS No. 132 but adds additional disclosure requirements about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also calls for the required information to be provided separately for pension plans and for other postretirement benefit plans. The company has incorporated the new disclosures into the footnotes of the financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that these items be recognized as current period costs and also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company will apply this guidance prospectively. The company is in the process of determining what impact the application of this guidance will have on the company's financial position, results of operations or cash flows.

In December 2004, the FASB issued a revision to SFAS No. 123 "Accounting for Stock Based Compensation". This statement established standard for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement is effective for interim periods beginning after June 15, 2005. The company will apply this guidance prospectively. The company is in the process of determining what impact the application of this guidance will have on the company's financial position, results of operations or cash flows

Certain Risk Factors That May Affect Future Results

Level of indebtedness. The company has and will continue to have a significant amount of debt. As of January 1, 2005, the company had $123.7 million of borrowings and $3.9 million in letters of credit outstanding. To the extent capital resources are required, there can be no assurance that such funds will be available on favorable terms, or at all. The unavailability of funds could have a material adverse effect on the company's financial condition, results of operations and the ability to expand operations.

The level of indebtedness could adversely affect the company in a number of ways, including the following:

•	the company may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	a significant portion of the company's cash flow from operations must be dedicated to debt service, which reduces the amount of cash we have available for other purposes;

•	the company may be more vulnerable to a downturn in business or economic and industry conditions;

•	the company may be disadvantaged as compared to its competitors, such as in the ability to adjust to changing market conditions, as a result of the significant amount of debt the company owes; and

•	the company may be restricted in its ability to make strategic acquisitions and to pursue business opportunities.

Restrictions under debt agreements. The covenants in the company's existing credit agreement contain a number of significant limitations on its ability to, among other things:

•	pay dividends;

•	incur additional indebtedness;

•	create liens on the company's assets;

•	engage in new lines of business;

•	make investments;

•	make capital expenditures and enter into leases; and

•	acquire or dispose of assets.

These restrictive covenants, among others, could negatively affect the company's ability to finance future capital needs, engage in other business activities or withstand a future downturn in business or the economy.

Under the company's credit agreement, the company is required to maintain certain specified financial ratios and meet financial tests, including certain ratios of leverage and fixed charge coverage. The company's ability to comply with these requirements may be affected by matters beyond its control, and as a result, the company cannot assure that it will be able to meet these ratios and tests. A breach of any of these covenants would prevent the company from being able to draw under its revolver and will result in a default under the credit agreement. In the event of a default under the credit agreement, the lenders could terminate their commitments and declare all amounts borrowed, together with accrued interest and other fees, to be due and payable. The company may be unable to pay these debts in these circumstances.

Competition. The foodservice equipment industry is highly competitive. Competition is based on product features and design, brand recognition, reliability, durability, technology, energy efficiency, breadth of product offerings, delivery lead times, serviceability and after-sale service, price and customer relationships. There are a number of competitors in each product line that the company offers. Many competitors are substantially larger and enjoy substantially greater financial, marketing, technological and personnel resources. These factors may enable them to develop similar or superior products, to provide lower cost products and to carry out their business strategies more quickly and efficiently than the company can. In addition, some competitors focus on particular product lines or geographical regions or emphasize their local manufacturing presence or local market knowledge. Some competitors have different pricing structures and may be able to deliver their products at lower prices. Although the company believes that the performance and price characteristics of its products will provide competitive solutions for its customers’ needs, there can be no assurance that the company's customers will continue to choose its products over products offered by its competitors.

Further, the market for the company's products is characterized by changing technology and evolving industry standards. The company's ability to compete in the past has depended in part on the company's ability to develop innovative new products and bring them to market more quickly than its competitors. The company's ability to compete successfully will depend, in large part, on its ability to enhance and improve existing products, to continue to bring innovative products to market in a timely fashion, to adapt products to the needs and standards of customers and potential customers. Moreover, competitors may develop technologies or products that render the company's products obsolete or less marketable. If the company's products, markets and services are not competitive, the company's business, financial condition and operating results will be materially harmed.

Dependence on key customers. The company has depended, and will continue to depend, on key customers for a material portion of its revenues. Many of the company's key customers are large restaurant chains. The number of new store openings by these chains can vary from quarter to quarter depending on internal growth plans, construction, seasonality and other factors. If these chains were to conclude that the market for their type of restaurant has become saturated, they could open fewer restaurants. In addition, during an economic downturn, key customers could both open fewer restaurants and defer purchases of new equipment for existing restaurants. Either of these conditions could have a material adverse effect on the company's financial condition and results of operations.

International exposure. The company has manufacturing operations located in Asia and distribution operations in Asia, Europe and Latin America. The company's operations are subject to the impact of economic downturns, political instability and foreign trade restrictions, which may adversely affect its financial condition and operating results. The company anticipates that international sales will continue to account for a significant portion of consolidated net sales in the foreseeable future. Some sales by the foreign operations are in local currency, and an increase in the relative value of the U.S. dollar against such currencies would lead to the reduction in consolidated sales and earnings. Additionally, foreign currency exposures are not fully hedged, and there can be no assurances that future results of operations will not be adversely affected by currency fluctuations.

Strategic investments. To achieve strategic objectives, the company may in the future seek to acquire or invest in other companies, businesses or technologies. Acquisitions entail numerous risks, including the following:

•	difficulties in the assimilation of acquired businesses or technologies;

•	diversion of management’s attention from other business concerns;

•	assumption of unknown material liabilities;

•	failure to achieve financial or operating objectives; and

•	potential loss of customers or key employees of acquired companies.

The company may not be able to integrate successfully any operations, personnel, services or products that the company has acquired or may acquire in the future.

The company also may seek to expand or enhance some of its operations by forming joint ventures or alliances with various strategic partners throughout the world. Entering into joint ventures and alliances also entails risks, including difficulties in developing and expanding the business of newly formed joint ventures, exercising influence over the activities of joint ventures in which the company does not have a controlling interest, and potential conflicts with joint venture or alliance partners.

Sources of supply. The company uses large amounts of stainless steel, aluminized steel, and other commodities in the manufacture of its products. A significant increase in the prices of these commodities that the company is unable to pass on to customers would adversely affect its operating results. While the company has some supply contracts, the protection they provide is limited, so that the company remains exposed to price increases. In addition, an interruption in or the cessation of an important supply by any third party and the company's inability to make alternative arrangements in a timely manner, or at all, could have a material adverse effect on the company's business, financial condition and operating results.

Intellectual property. The company relies primarily on trade secret, copyright, service mark, trademark and patent law and contractual protections to protect its proprietary technology and other proprietary rights. The company has filed patent applications covering its technology. Notwithstanding the precautions the company takes to protect its intellectual property rights, it is possible that third parties may copy or otherwise obtain and use its proprietary technology without authorization or otherwise infringe on the company's rights. In some cases, including a number of the company's most important products, there may be no effective legal recourse against duplication by competitors. In addition, in the future, the company may have to rely on litigation to enforce its intellectual property rights, protect trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could adversely affect the business.

Patent infringement. Patents of third parties may have an important bearing on the company's ability to offer certain of its products and services. The company's competitors as well as other companies and individuals may obtain, and may be expected to obtain in the future, patents related to the types of products and services the company offers or plans to offer. The company cannot assure that it is or will be aware of all patents containing claims that may pose a risk of infringement by its products and services. In addition, some patent applications in the United States are confidential until a patent is issued and, therefore, the company cannot evaluate the extent to which its products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of the company's products or services were to infringe patents held by others, the company may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing on the patent claims. The company cannot assess the extent to which it may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether the company would be able to obtain such licenses on commercially reasonable terms. If the company were unable to obtain such licenses, the company may not be able to redesign its products or services to avoid infringement, which could materially adversely affect the company's business, financial condition and operating results.

Product liability matters. The company's business exposes it to potential liability risks that arise from the manufacturing, marketing and sale of its products. In addition to direct expenditures for damages, settlement and defense costs, there is a possibility of adverse publicity as a result of product liability claims. Product liability is a significant commercial risk. Some plaintiffs have received substantial damage awards in some jurisdictions against companies based upon claims for injuries allegedly caused by the use of their products. In addition, it may be necessary to recall products that do not meet approved specifications, which would also result in costs connected to the recall and loss of revenue.

The company cannot assure that a product liability claim or series of claims brought against it would not have an adverse effect on the company's business, financial condition or results of operations. If any claim is brought against the company, regardless of the success or failure of the claim, the company cannot assure that it will be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities or the cost of a recall.

Fluctuations in financial performance. The company's financial performance is subject to quarterly and annual fluctuations due to a number of factors, including:

•	the lengthy, unpredictable sales cycle for commercial cooking equipment;

•	the gain or loss of significant customers;

•	unexpected delays in new product introductions;

•	level of market acceptance of new or enhanced versions of the company's products;

•	unexpected changes in the levels of the company's operating expenses;

•	competitive product offerings and pricing actions; and

•	general economic conditions.

The occurrence of any of these factors could materially and adversely affect the company's business, financial condition and results of operations.

Environmental exposure. The company's operations are regulated under a number of federal, state and local environmental laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of these materials. In the event of a violation of environmental laws, the company could be held liable for damages and for the costs of remedial actions. Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which could negatively affect operating results.

Disruption in production from unionized workforce. Because the company has a significant number of workers whose employment is subject to collective bargaining agreements and labor union representation, the company is vulnerable to possible organized work stoppages and similar actions. Unionized employees accounted for approximately 20% of the company's workforce as of January 1, 2005. At the company's Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that extends through April 2007. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that extends through June 2006. Although the company believes that the current relationships between employees, union and management are good, any future strikes, employee slowdowns or similar actions by one or more unions, in connection with labor contract negotiations or otherwise, could have a material adverse effect on its ability to operate the business.

Dependence on key personnel. The company depends significantly on certain of the company's executive officers and certain other key personnel, many of whom could be difficult to replace. While the company has employment agreements with certain key executives, the company cannot assure that it will succeed in retaining personnel. The incapacity, inability or unwillingness of certain of these people to perform their services may have a material adverse effect on the company. There is intense competition for qualified personnel within the industry, and the company cannot assure that it will be able to continue to attract, motivate and retain personnel with the skills and experience needed to successfully manage the company's business and operations.

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company's debt obligations:

	Fixed Rate Debt	Variable Rate Debt
	(dollars in thousands)

2005	$--	$10,480
2006	--	12,980
2007	--	15,480
2008	--	15,480
2009	--	69,303
	$--	$123,723

During the fourth quarter of 2004 the company entered into a new $160.0 million senior secured credit facility in order to increase the company's borrowing availability. Terms of the new agreement provide for $70.0 million of term loans and $90.0 million of availability under a revolving credit line. As of January 1, 2005, the company had $121.3 million outstanding under this facility, including $51.3 million of borrowings under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate at 1.5% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate plus 0.5% for short-term borrowings. At January 1, 2005 the average interest rate on the senior debt amounted to 5.14%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.30% as of January 1, 2005.

In November 2004, the company entered into a $2.5 million promissory note in conjunction with the release and early termination of obligations under a lease agreement relative to a manufacturing facility in Shelburne, Vermont. The note is assessed interest at 4.0% above LIBOR with an interest rate cap of 9.0%. At year-end the interest rate on the note was approximately 6.4%. The note amortizes monthly and matures in December 2009.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In January 2002, the company had entered into an interest rate swap agreement for a notional amount of $20.0 million. This agreement swapped one-month LIBOR for a fixed rate of 4.03% and was in effect through December 2004. In February 2003, the company entered into an interest rate swap agreement for a notional amount of $10.0 million. This agreement swaps one-month LIBOR for a fixed rate of 2.36% and remains in effect through December 2005. In January 2005, subsequent to the fiscal 2004 year end, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swaps one-month LIBOR for a fixed rate of 3.78%. The $70.0 million notional amount amortizes consistent with the repayment schedule of the company's $70.0 million term loan maturing November 2009.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At January 1, 2005, the company was in compliance with all covenants pursuant to its borrowing agreements.

Foreign Exchange Derivative Financial Instruments

The company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. At January 1, 2005, the company had no forward and option purchase contracts outstanding.

The company accounts for its derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was adopted in the first quarter of 2001. In accordance with SFAS No.133, as amended, these instruments are recognized on the balance sheet as either an asset or a liability measured at fair value. Changes in the market value and the related foreign exchange gains and losses are recorded in the statement of earnings.

Item 8.     Financial Statements and Supplementary Data

The following consolidated financial statement schedule is included in response to Item 15

Schedule II - Valuation and Qualifying Accounts and Reserves	72

All other schedules for which provision is made to applicable regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of The Middleby Corporation:

We have audited the accompanying consolidated balance sheets of The Middleby Corporation and Subsidiaries (the “Company”) as of January 1, 2005 and January 3, 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2005. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Chicago, Illinois
March 14, 2005

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 1, 2005 AND JANUARY 3, 2004
(amounts in thousands, except share data)

ASSETS	2004	2003
Current assets:
Cash and cash equivalents	$3,803	$3,652
Accounts receivable, net	26,612	23,318
Inventories, net	32,772	25,382
Prepaid expenses and other	2,008	1,776
Prepaid taxes	9,952	--
Current deferred taxes	8,865	12,839
Total current assets	84,012	66,967
Property, plant and equipment, net	22,980	24,921
Goodwill	74,761	74,761
Other intangibles	26,300	26,300
Other assets	1,622	1,671
Total assets	$209,675	$194,620

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$10,480	$14,500
Accounts payable	11,298	11,901
Accrued expenses	51,311	37,076
Total current liabilities	73,089	63,477
Long-term debt	113,243	42,000
Long-term deferred tax liability	11,434	8,264
Other non-current liabilities	4,694	18,789
Stockholders' equity:
Preferred stock, $.01 par value; none issued	--	--
Common stock, $.01 par value, 11,402,044 and 11,257,021 shares issued in 2004 and 2003, respectively	114	113
Restricted stock	(4,700)	--
Paid-in capital	60,446	55,279
Treasury stock at cost; 3,856,344 and 2,047,271 shares in 2004 and 2003, respectively	(89,650)	(12,463)
Retained earnings	41,362	21,470
Accumulated other comprehensive loss	(357)	(2,309)
Total stockholders' equity	7,215	62,090
Total liabilities and stockholders' equity	$209,675	$194,620

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED JANUARY 1, 2005, JANUARY 3, 2004 AND
DECEMBER 28, 2002
(amounts in thousands, except per share data)

	2004	2003	2002

Net sales	$271,115	$242,200	$235,147
Cost of sales	168,487	156,347	156,647
Gross profit	102,628	85,853	78,500
Selling and distribution expenses	30,496	29,609	28,213
General and administrative expenses	23,113	21,228	20,556
Stock repurchase transaction expenses	12,647	--	--
Acquisition integration reserve adjustments	(1,887)	--	--
Income from operations	38,259	35,016	29,731
Interest expense and deferred financing amortization, net	3,004	5,891	11,180
Debt extinguishment expenses	1,154	--	9,122
Gain on acquisition financing derivatives	(265)	(62)	(286)
Other expense, net	522	366	901
Earnings before income taxes	33,844	28,821	8,814
Provision for income taxes	10,256	10,123	2,712
Net earnings	$23,588	$18,698	$6,102

Net earnings per share:
Basic	$2.56	$2.06	$0.68
Diluted	$2.38	$1.99	$0.67

Weighted average number of shares
Basic	9,200	9,065	8,990
Dilutive stock options	731	327	142
Diluted	9,931	9,392	9,132

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED JANUARY 1, 2005, JANUARY 3, 2004 AND
DECEMBER 28, 2002
(amounts in thousands)

	Common Stock	Shareholder Receivable	Restricted Stock	Paid-in Capital	Treasury Stock	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 29, 2001	$110	$(290)	$-	$53,814	$(11,927)	$(1,029)	$(1,269)	$39,409
Comprehensive income:
Net earnings	-	-	-	-	-	6,102	-	6,102
Currency translation adjustments	-	-	-	-	-	-	(378)	(378)
Increase in minimum pension liability, net of tax of $138	-	-	-	-	-	-	(346)	(346)
Unrealized loss on interest rate swap	-	-	-	-	-	-	(560)	(560)
Net comprehensive income	-	-	-	-	-	6,102	(1,284)	4,818
Exercise of stock options	-	-	-	15	-	-	-	15
Shareholder loan	-	(300)	-	-	-	-	-	(300)
Loan forgiveness	-	390	-	-	-	-	-	390
Issuance of treasury stock	-	-	-	8	292	-	-	300
Balance, December 28, 2002	$110	$(200)	$-	$53,837	$(11,635)	$5,073	$(2,553)	$44,632
Comprehensive income:
Net earnings	-	-	-	-	-	18,698	-	18,698
Currency translation adjustments	-	-	-	-	-	-	468	468
Increase in minimum pension liability, net of tax of $380	-	-	-	-	-	-	(621)	(621)
Unrealized gain on interest rate swap, net of tax of $118	-	-	-	-	-	-	397	397
Net comprehensive income	-	-	-	-	-	18,698	244	18,942
Exercise of stock options	3	-	-	1,442	(828)	-	-	617
Loan forgiveness	-	200	-	-	-	-	-	200
Dividend payment	-	-	-	-	-	(2,301)	-	(2,301)
Balance, January 3, 2004	$113	$-	$-	$55,279	$(12,463)	$21,470	$(2,309)	$62,090
Comprehensive income:
Net earnings	-	-	-	-	-	23,588	-	23,588
Currency translation adjustments	-	-	-	-	-	-	674	674
Decrease in minimum pension liability, net of tax of $290	-	-	-	-	-	-	1,077	1,077
Unrealized gain on interest rate swap, net of tax of $143	-	-	-	-	-	-	201	201
Net comprehensive income	-	-	-	-	-	23,588	1,952	25,540
Exercise of stock options	-	-	-	349	-	-	-	349
Purchase of treasury stock	-	-	-	-	(77,187)	-	-	(77,187)
Restricted stock issuance	1	-	(4,819)	4,818	-	-	-	-
Stock compensation	-	-	119	-	-	-	-	119
Dividend payment	-	-	-	-	-	(3,696)	-	(3,696)
Balance, January 1, 2005	$114	$-	$(4,700)	$60,446	$(89,650)	$41,362	$(357)	$7,215

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JANUARY 1, 2005, JANUARY 3, 2004 AND
DECEMBER 28, 2002
(amounts in thousands)

	2004	2003	2002
Cash flows from operating activities--
Net earnings	$23,588	$18,698	$6,102
Adjustments to reconcile net earnings to net cash provided by operating activities-
Depreciation and amortization	3,612	3,990	6,280
Debt extinguishment	1,154	--	8,087
Deferred taxes	7,574	1,386	(1,904)
Non-cash adjustments to acquisition integration reserves	(1,887)	--	--
Unrealized (gain) loss on derivative financial instruments	(265)	(62)	326
Non-cash equity compensation	119	--	--
Unpaid interest on seller notes	--	567	2,340
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(2,980)	4,792	(2,700)
Inventories, net	(7,004)	2,136	1,719
Prepaid expenses and other assets	(10,193)	(1,176)	516
Accounts payable	(682)	(1,587)	1,998
Accrued expenses and other liabilities	5,486	1,046	(3,232)
Net cash provided by operating activities	18,522	29,790	19,532
Cash flows from investing activities--
Additions to property and equipment	(1,199)	(1,003)	(1,087)
Acquisition of Blodgett	(2,000)	(19,129)	--
Net cash (used in) investing activities	(3,199)	(20,132)	(1,087)
Cash flows from financing activities--
Net (repayments) proceeds under previous revolving credit facilities	(1,500)	1,500	(13,885)
Net (repayments) proceeds under previous senior secured bank notes	(53,000)	(12,000)	24,500
Proceeds under new revolving credit facilities	51,265	--	--
Proceeds under new senior secured bank notes	70,000	--	--
Repayments under subordinated senior note	--	--	(25,013)
Proceeds (repayments) under foreign bank loan	--	(2,400)	2,400
Debt issuance costs	(1,509)	--	(1,346)
Retirement of warrant associated with note obligation	--	--	(2,688)
Repurchase of treasury stock	(77,187)	--	--
Issuance of treasury stock	--	--	300
Payment of special dividend	(3,696)	(2,301)	--
Net proceeds from stock issuances	349	617	15
Shareholder loan	--	200	(300)
Other financing activities, net	--	--	(47)
Net cash (used in) financing activities	(15,278)	(14,384)	(16,064)

Effect of exchange rates on cash and cash equivalents	106	--	--

Changes in cash and cash equivalents--
Net increase (decrease) in cash and cash equivalents	151	(4,726)	2,381
Cash and cash equivalents at beginning of year	3,652	8,378	5,997

Cash and cash equivalents at end of year	$3,803	$3,652	$8,378

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    NATURE OF OPERATIONS

The Middleby Corporation (the "company") is engaged in the design, manufacture and sale of commercial and institutional foodservice equipment. Its major lines of products consist of conveyor ovens, convection ovens, fryers, ranges, toasters, combi ovens, steamers, broilers, deck ovens, and counter-top cooking and warming equipment. The company manufactures and assembles this equipment at four factories in the United States and one factory in the Philippines.

The company's end-user customers include: (i) fast food or quick-service restaurants, (ii) full-service restaurants, including casual-theme restaurants, (iii) retail outlets, such as convenience stores, supermarkets and department stores and (iv) public and private institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, military facilities and government agencies. Included in these customers are several large multi-national restaurant chains, which account for a significant portion of the company's business, although no single customer accounts for more than 10% of net sales. The company's domestic sales are primarily through independent dealers and distributors and are marketed by the company's sales personnel and network of independent manufacturers' representatives. The company’s international sales are through a combined network of independent and company-owned distributors. The company maintains regional sales offices in Asia, Europe and Latin America complemented by sales and distribution offices in Canada, China, India, South Korea, Mexico, the Philippines, Spain, Taiwan and the United Kingdom.

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

(2)   PURCHASE ACCOUNTING

On December 21, 2001, the company completed its acquisition of Blodgett Holdings, Inc. ("Blodgett") from Maytag Corporation (“Maytag”).

The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed was recorded as goodwill. Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and certain other intangible assets in conjunction with the Blodgett acquisition are subject to the nonamortization provisions of this statement from the date of acquisition.

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

During 2003, the company paid $19.1 million of principal and interest paid in kind to Maytag. During 2004, the company paid the remaining $2.0 million of notes. At January 1, 2005, there was no balance outstanding due to Maytag.

(3)   STOCK REPURCHASE TRANSACTION

On December 23, 2004 the company repurchased 1,808,774 shares of its common stock and 271,000 options from William F. Whitman, Jr., the former chairman of the company’s board of directors, members of his family and trusts controlled by his family (collectively, the “Whitmans”) in a private transaction for a total aggregate purchase price of $83,974,578 in cash. The repurchased shares represented 19.6% of the company's outstanding shares and were repurchased for $75,968,508 at $42.00 per share which represented a 12.8% discount to the closing market price of $48.19 of the company’s common stock on December 23, 2004 and a 21.7% discount from the $53.64 average closing price over the thirty trading days prior to the repurchase. The company incurred $1.2 million of transaction costs associated with the repurchase of these shares. The 271,000 stock options were purchased for $8,006,070, which represented the difference between $42.00 and the exercise price of the option. In conjunction with the stock repurchase, the Whitmans resigned as directors of the company.

The company financed the share repurchase with borrowings under a $160.0 million senior bank facility that was established in connection with this transaction. The newly established senior bank facility provides for $70.0 million in term loan borrowings and $90.0 million of borrowing availability under a revolving credit facility.

In conjunction with the transaction the company recorded $13.8 million of expenses, which are comprised of the following items (dollars in thousands):

Compensation related expense	$8,225
Pension settlement	1,947
Financial advisor fees	1,899
Other professional fees	576

Subtotal	12,647

Debt extinguishment costs	1,154

Total	$13,801

The $8.2 million in compensation expense includes the value of the 271,000 repurchased stock options along with the employer portion of related payroll taxes.

In February 2005, the company settled all pension obligations associated with William F. Whitman, Jr., the former chairman of the company's board of directors for $7.5 million in cash. In conjunction with this transaction, the company recorded $1.9 million in settlement costs representing the difference between the settlement amount and the accrued pension liability at the time of the transaction.

Debt extinguishment costs of $1.2 million represent the write-off of deferred financing costs pertaining to the company's prior financing agreements which were paid prior to the maturity of the agreement utilizing funds under the company's new senior debt agreement completed in order to finance the stock repurchase transaction.

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

The company's fiscal year ends on the Saturday nearest December 31. Fiscal years 2004, 2003 and 2002 ended on January 1, 2005, January 3, 2004 and December 28, 2002, 2001, respectively, and each included 52, 53 and 52 weeks, respectively.

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

(c)   Accounts Receivable

Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $3,382,000 and $3,146,000 at January 1, 2005 and January 3, 2004, respectively.

(d)   Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventories at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $14.4 million in 2004 and $10.9 million in 2003 and represented approximately 44% and 43% of the total inventory in each respective year. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at January 1, 2005 and January 3, 2004 are as follows:

	2004	2003
	(dollars in thousands)

Raw materials and parts	$7,091	$3,798
Work in process	5,492	5,288
Finished goods	19,971	15,667
	32,554	24,753
LIFO reserve	218	629
Total	$32,772	$25,382

(e)   Property, Plant and Equipment

Property, plant and equipment are carried at cost as follows:

	2004	2003
	(dollars in thousands)

Land	$4,925	$4,925
Building and improvements	18,277	18,409
Furniture and fixtures	8,765	8,604
Machinery and equipment	22,204	22,129
	54,171	54,067
Less accumulated depreciation	(31,191)	(29,146)
	$22,980	$24,921

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

Depreciation expense is provided for using the straight-line method and amounted to $3,150,000, $3,583,000 and $3,967,000 in fiscal 2004, 2003 and 2002, respectively.

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

(g)   Accrued Expenses

Accrued expenses consist of the following at January 1, 2005 and January 3, 2004, respectively:

	2004	2003
	(dollars in thousands)

Accrued payroll and related expenses	$12,493	$7,094
Accrued warranty	10,563	11,563
Accrued customer rebates	9,350	6,935
Accrued pension settlement	3,637	--
Accrued product liability and workers comp	1,828	3,398
Other accrued expenses	13,440	8,086

	$51,311	$37,076

(h)   Litigation Matters

From time to time, the company is subject to proceedings, lawsuits and other claims related to products, suppliers, employees, customers and competitors. The company maintains insurance to cover product liability, workers compensation, property and casualty, and general liability matters.  The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.  A determination of the amount of accrual required, if any, for these contingencies is made after assessment of each matter and the related insurance coverage.  The required accrual may change in the future due to new developments or changes in approach such as a change in settlement strategy in dealing with these matters.  The company does not believe that any such matter will have a material adverse effect on its financial condition, results of operations or cash flows of the company.

(i)   Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive loss as reported in the consolidated balance sheets:

	2004	2003
	(dollars in thousands)

Minimum pension liability	$(1,004)	$(2,081)
Unrealized gain (loss) on interest rate swap	38	(163)
Currency translation adjustments	609	(65)

	$(357)	$(2,309)

(j)   Fair Value of Financial Instruments

Due to their short-term nature, the carrying value of the company's cash and cash equivalents and receivables approximate fair value. The value of long-term debt, which is disclosed in Note 5, approximates fair value. The company's derivative instruments are based on market prices when available or are derived from financial valuation methodologies.

(k)   Foreign Currency

Foreign currency transactions are accounted for in accordance with SFAS No. 52 “Foreign Currency Translation.” Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur. These exchanges losses amounted to $0.6 million in fiscal 2004 and 2003.

(l)   Revenue Recognition

The company recognizes revenue on the sale of its products when risk of loss has passed to the customer, which occurs at the time of shipment, and collectibility is reasonably assured. The sale prices of the products sold are fixed and determinable at the time of shipment. Sales are reported net of sales returns, sales incentives and cash discounts based on prior experience and other quantitative and qualitative factors.

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

A rollforward of the warranty reserve is as follows:

	2004	2003
	(dollars in thousands)

Beginning balance	$11,563	$10,447
Warranty expense	8,417	9,743
Warranty claims	(9,417)	(8,627)
Ending balance	$10,563	$11,563

(n)   Research and Development Costs

Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $2,537,000, $2,390,000 and $2,624,000 in fiscal 2004, 2003 and 2002, respectively.

(o)   Stock Based Compensation

The company maintains various stock based employee compensation plans, which are more fully described in Note 6. The company has issued restricted stock grants and stock options under these plans to certain key employees and members of its Board of Directors. As permitted under SFAS No 123: " Accounting for Stock Based Compensation", the company has elected to follow APB Opinion No. 25: "Accounting for Stock Issued to Employees" in accounting for stock-based awards to employees and directors.

In accordance with APB No. 25, the company establishes the value of restricted stock grants based upon the market value of the stock at the time of issuance. The value of the restricted stock grant is reflected as a separate component reducing shareholders' equity with an offsetting increase to Paid-in Capital. The value of the stock grant is amortized and recorded as compensation expense over the applicable vesting period. In December 2004, the company issued restricted stock grants amounting to $4.8 million, of which $0.1 million had been recorded as compensation expense. The company had no issuances of restricted stock grants in prior years.

In accordance with APB No. 25, the company has not recorded compensation expense related to issued stock options in the financial statements for all periods presented because the exercise price of the stock options is equal to or greater than the market price of the underlying stock on the date of grant. Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123. This information is required to be determined as if the company had accounted for its employee and director stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The weighted average estimated fair value of stock options granted in fiscal 2003 was $8.35 per share and in fiscal 2002 was $4.30 per share. There were no options issued in 2004. The fair value of options has been estimated at the date of grant using a Black-Scholes option pricing model with the following general assumptions: risk-free interest rate of 2.7% to 2.9% in 2003 and 4.8% in 2002; no expected dividend yield; expected lives of 4 to 8 years in 2003 and 7 years in 2002; and expected volatility of 55% to 65% in 2003 and 75% in 2002.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The stock-based employee compensation expense, net of taxes, for fiscal year 2003 previously disclosed as $583,000 has been corrected to reflect the portion of a 2003 grant that vested immediately in 2003. The company’s pro forma net earnings and per share data utilizing a fair value based method is as follows:

	2004	2003	2002

Net income - as reported	$23,588	$18,698	$6,102

Less: Stock-based employee compensation expense, net of taxes	442	3,574	264

Net income - pro forma	$23,146	$15,124	$5,838

Earnings per share - as reported:
Basic	$2.56	$2.06	$0.68
Diluted	2.38	1.99	0.67

Earnings per share - pro forma:
Basic	$2.52	$1.67	$0.65
Diluted	2.33	1.61	0.64

(p)   Earnings Per Share

In accordance with SFAS No. 128 “Earnings Per Share”, “basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding, warrants and other dilutive securities.

The company’s potentially dilutive securities consist of shares issuable on exercise of outstanding options computed using the treasury method and amounted to 731,000, 327,000 and 142,000 for fiscal 2004, 2003 and 2002, respectively. Stock options amounting to 5,000 at a price of $9.63 for fiscal 2002 were excluded from the common share equivalents, as they were anti-dilutive.

(q)   Consolidated Statements of Cash Flows

Cash paid for interest was $2,627,000, $4,532,000 and $6,248,000 in fiscal 2004, 2003 and 2002, respectively. Cash payments totaling $16,890,000, $8,349,000 and $4,761,000 were made for income taxes during fiscal 2004, 2003 and 2002, respectively.

In 2004, net income included in the cash flows from operations has a non-cash expense of $1,154,000 pretax related to the early extinguishment of debt (see Note 3), $118,000 pretax related to a restricted stock grant (see Note 6) and $1,887,000 related to acquisition integration reserve adjustments (see Note 10). In 2003, net income included in the cash flows from operations had a non-cash expense $567,000 pretax related to an increase in the principal balance of debt associated with interest paid in kind. In 2002, net income included in the cash flows from operations had a non-cash expense of $8,807,000 pretax related to the early extinguishment of debt (see Note 4(r)) and $2,340,000 pretax related to an increase in the principal balance of debt associated with interest paid in kind. These non-cash items have been added back as adjustments to reconcile net earnings to net cash provided by operating activities.

(r)   New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements SFAS No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 eliminates the previous requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses are to be classified as extraordinary items only if they are deemed to be unusual and infrequent. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The company adopted this statement in fiscal 2003. As a result, in the 2003 financial statements, the company made a reclassification in the presentation of a loss incurred pertaining to the extinguishment of debt and its related tax benefit in the 2002 statement of earnings. In the 2002 financial statements, the company reported a $5.5 million extraordinary loss, comprised of a $9.1 million debt extinguishment loss net of a $3.6 million tax benefit. In the 2003 financial statements, the $9.1 million loss has been reclassified to debt extinguishment expense as a component of earnings before income taxes and the related $3.6 million tax benefit to the provision for income taxes.

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

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." This statement amends SFAS No. 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company has applied this guidance in the 2003 financial statements.

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

In December 2003, the FASB issued a revision to SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits." This statement retains the disclosures previously required by SFAS No. 132 but adds additional disclosure requirements about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also calls for the required information to be provided separately for pension plans and for other postretirement benefit plans. The company has incorporated the new disclosures into the footnotes of the financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that these items be recognized as current period costs and also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company will apply this guidance prospectively. The company is in the process of determining what impact the application of this guidance will have on the company's financial position, results of operations or cash flows

In December 2004, the FASB issued a revision to SFAS No. 123 "Accounting for Stock Based Compensation". This statement established standard for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement is effective for interim periods beginning after June 15, 2005. The company will apply this guidance prospectively. The company is in the process of determining what impact the application of this guidance will have on the company's financial position, results of operations or cash flows

(5)   FINANCING ARRANGEMENTS

The following is a summary of long-term debt at January 1, 2005 and January 3, 2004:

	2004	2003
	(dollars in thousands)

Senior secured revolving credit line	$51,265	$1,500
Senior secured bank term loans	70,000	53,000
Notes to Maytag	--	2,000
Other note	2,458	--

Total debt	$123,723	$56,500

Less current maturities of
long-term debt	10,480	14,500

Long-term debt	$113,243	$42,000

During the fourth quarter of 2004 the company entered into a new $160.0 million senior secured credit facility in order to increase the company's borrowing availability. Terms of the new agreement provide for $70.0 million of term loans and $90.0 million of availability under a revolving credit line. As of January 1, 2005, the company had $121.3 million outstanding under this facility, including $51.3 million of borrowings under the revolving credit line. The company also had $3.9 million in outstanding letters of credit, which reduced the borrowing availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate of 1.5% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate plus 0.5% for short term borrowings. At January 1, 2005 the average interest rate on the senior debt amounted to 5.14%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.30% as of January 1, 2005.

In November 2004, the company entered into a $2.5 million promissory note in conjunction with the release and early termination of obligations under a lease agreement relative to a manufacturing facility in Shelburne, Vermont. The note is assessed interest at 4.0% above LIBOR with an interest rate cap of 9.0%. At year-end the interest rate on the note was approximately 6.4%. The note amortizes monthly and matures in December 2009.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In January 2002, the company had entered into an interest rate swap agreement for a notional amount of $20.0 million. This agreement swapped one-month LIBOR for a fixed rate of 4.03% and was in effect through December 2004. In February 2003, the company entered into an interest rate swap agreement for a notional amount of $10.0 million. This agreement swaps one-month LIBOR for a fixed rate of 2.36% and remains in effect through December 2005. In January 2005, subsequent to the fiscal 2004 year end, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swaps one-month LIBOR for a fixed rate of 3.78%. The $70.0 million notional amount amortizes consistent with the repayment schedule of the company's $70.0 million term loan maturing November 2009.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At January 1, 2005, the company was in compliance with all covenants pursuant to its borrowing agreements.

The aggregate amount of debt payable during each of the next five years is as follows:

(dollars in thousands)

2005	$10,480
2006	12,980
2007	15,480
2008	15,480
2009	69,303

$123,723

As of January 3, 2004, the company had aggregate borrowings under its senior bank agreement of $54.5 million. Year-end borrowings included a $48.5 million term loan assessed interest at floating rates of 2.75% above LIBOR, a $4.50 million term loan assessed interest at a rate of 3.75% above LIBOR and $1.5 million under a revolving credit line. At January 3, 2004, the interest rate on the $48.5 million and $4.5 million term loans were 3.99% and 4.93%, respectively. At January 3, 2004, the interest rate on the revolving credit line was 5.0%.

As of January 3, 2004 the company had $2.0 million in notes due to Maytag. The notes due to Maytag were to mature in December 2006 were assessed interest at a rate of 12.0% payable in cash.

(6)   COMMON AND PREFERRED STOCK

(a)   Shares Authorized and Issued

At January 1, 2005 and January 3, 2004, the company had 20,000,000 shares of common stock and 2,000,000 shares of Non-voting Preferred Stock authorized. At January 1, 2005, there were 7,545,700 common stock shares outstanding.

(b)   Treasury Stock

In July 1998, the company's Board of Directors adopted a stock repurchase program and during 1998 authorized the purchase of up to 1,800,000 common shares in open market purchases. As of January 1, 2005, 952,999 shares had been purchased under the 1998 stock repurchase program.

In October 2000, the company's Board of Directors approved a self tender offer that authorized the purchase of up to 1,500,000 common shares from existing stockholders at a per share price of $7.00. On November 22, 2000 the company announced that 1,135,359 shares were accepted for payment pursuant to the tender offer for $7.9 million.

On December 23, 2004, the company repurchased 1,808,774 shares at a $42.00 per share of its common stock from the chairman of the company's board of directors, members of his family and trusts controlled by his family upon his retirement from the company. The aggregate cost of the stock repurchase including transaction related costs was $77.2 million.

At January 1, 2005, the company had a total of 3,856,344 shares in treasury amounting to $89.7 million.

(c)   Warrants

In December 2002, the company repurchased and retired 358,346 of outstanding stock warrant rights held by American Capital Strategies ("ACS"), which had been issued in connection with a senior subordinated note agreement entered into in December 2001. The stock warrant rights allowed ACS to purchase Middleby common stock at $4.67 per share at any time through their expiration on December 21, 2011. The stock warrant rights were purchased for $2.7 million in cash. Conditional stock warrant rights of 445,100 exercisable under circumstances defined per the note agreement expired with the retirement of the notes in December 2002. See Note 8 for further discussion.

(d)   Stock Options and Grants

The company maintains a 1998 Stock Incentive Plan (the "Plan"), as amended on December 15, 2003, under which the Company's Board of Directors issues stock options and stock grants to key employees. A maximum amount of 1,500,000 shares can be issued under the Plan. Stock options issued under the plan provide key employees with rights to purchase shares of common stock at specified exercise prices. Options may be exercised upon certain vesting requirements being met, but expire to the extent unexercised within a maximum of ten years from the date of grant. Stock grants are issued to employees are transferable upon certain vesting requirements being met. As of January 1, 2005, a total of 1,144,160 stock options have been issued under the plan of which 445,960 have been exercised and 698,200 remain outstanding. As of January 1, 2005, a total of 100,000 restricted stock grants have been issued of which all are unvested. In addition to shares under the 1998 Stock Incentive Plan, certain directors of the company have outstanding stock options. As of January 1, 2005, there were 56,000 shares outstanding, all of which are vested.

A summary of stock option activity is presented below:
			Option
Stock Option Activity	Employees	Directors	Price Per Share

Outstanding at December 29, 2001:	281,625	82,000
Granted	380,000	--	$5.90
Exercised	(3,000)	(1,000)	$1.875 to $4.50
Forfeited	(100,500)	--	$4.50 to $7.094

Outstanding at December 28, 2002:	558,125	81,000
Granted	665,100	31,500	$10.51 to $18.47
Exercised	(213,625)	(15,000)	$4.50 to $10.51
Forfeited	(14,100)	--	$5.90 to $10.51

Outstanding at January 3, 2004:	995,500	97,500
Granted	--	--
Exercised	(32,023)	(13,000)	$4.50 to $18.47
Forfeited	(15,277)	(7,500)	$4.50 to $18.47
Repurchased	(250,000)	(21,000)	$5.90 to $10.51

Outstanding at January 1, 2005:	698,200	56,000
Weighted average price	$13.56	$8.15

Exercisable at January 1, 2005:	510,400	56,000
Weighted average price	$15.79	$8.15

In fiscal 2004, the weighted average price of shares exercised, forfeited and repurchased under the employee stock plan was $8.00, $10.94 and $12.86, respectively. In fiscal 2004, the weighted average price of shares exercised, forfeited and repurchased under the director stock plan was $7.15, $11.72 and $7.72, respectively.

The following summarizes the options outstanding and exercisable for the employee stock plan by exercise price, at January 1, 2005:

Exercise Price	Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Remaining Life

Employee plan

$5.25	2,750	1.83	2,750	1.83
$5.90	204,000	7.16	81,600	7.16
$7.063	15,500	0.13	15,500	0.13
$10.51	81,700	8.18	16,340	8.18
$18.47	394,250	8.81	394,250	8.81

	698,200	8.03	510,440	8.23

Director plan

$6.00	6,000	0.36	6,000	0.36
$7.50	35,000	1.12	35,000	1.12
$10.51	15,000	5.17	15,000	5.17

	56,000	2.12	56,000	2.12

(7)   INCOME TAXES

Earnings before taxes is summarized as follows:

	2004	2003	2002
	(dollars in thousands)

Domestic	$31,712	$26,928	$5,998
Foreign	2,132	1,893	2,816
Total	$33,844	$28,821	$8,814

The provision (benefit) for income taxes is summarized as follows:

	2004	2003	2002
	(dollars in thousands)

Federal	$7,126	$7,661	$1,495
State and local	2,467	2,282	790
Foreign	663	180	427
Total	$10,256	$10,123	$2,712

Current	$2,682	$11,011	$1,922
Deferred	7,574	(888)	790
Total	$10,256	$10,123	$2,712

Reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate are as follows:

	2004	2003	2002
U.S. federal statutory tax rate	35.0%	35.0%	34.0%
Permanent book vs. tax differences	(0.9)	--	(0.3)
Foreign tax rate differentials	(0.2)	(1.7)	5.0
State taxes, net of federal benefit	5.9	4.9	7.4
Write-off of foreign investment	--	--	(18.9)
Reserve adjustments and other	(9.5)	(3.1)	3.6
Consolidated effective tax	30.3%	35.1%	30.8%

At January 1, 2005 and January 3, 2004, the company had recorded the following deferred tax assets and liabilities, which were comprised of the following:

	2004	2003
	(dollars in thousands)

Deferred tax assets:

Warranty reserves	$3,959	$4,514
Inventory reserves	2,110	2,146
Receivable related reserves	1,189	1,156
Accrued severance and plant closure	1,128	3,578
Accrued retirement benefits	1,110	2,594
Product liability reserves	490	1,173
Unicap	259	406
Payroll related	--	1,433
Foreign net operating loss carry-forwards	--	211
Other	816	1,406
Gross deferred tax assets	11,061	18,617
Valuation allowance	--	--
Deferred tax assets	$11,061	$18,617

Deferred tax liabilities:
Intangible assets	$(10,651)	$(10,651)
Depreciation	(2,973)	(2,922)
LIFO reserves	(6)	(469)

Deferred tax liabilities	$(13,630)	$(14,042)

The company's financial statements include amounts recorded for contingent tax liabilities with respect to loss contingencies that are deemed probable of occurrence. As those contingencies are resolved, whether by audit or the closing of a tax year, the company adjusts tax expense to reflect the expected resolution. The 2004 tax provision includes a benefit of $3.2 million related to the release of tax reserves for a closed tax year.

Pursuant to The American Jobs Creation Act of 2004 (The Act) enacted on October 22, 2004, the company is in the process of evaluating those provisions relating the repatriation of certain foreign earnings and their impact on the company. The Act provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the Act. The company may elect to apply this provision in 2005. On December 21, 2004, FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", was issued. In accordance with FAS 109-2, the company has not recorded any provisions for taxes on unremitted foreign earnings in its 2004 financial statements and will not do so until management has decided on whether, and to what extent the company might repatriate foreign earnings under the Act. Based on the company's assessment it is possible that under the repatriation provision of the Act we may repatriate some amount of earnings between $0 to $15 million with the respective tax liability ranging from $0 to $3 million.

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

(a)   Foreign exchange

 The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of January 1, 2005, the company had no forward and option purchase contracts outstanding.

(b)   Interest rate swap

In January 2002, the company entered into an interest rate swap agreement with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable rate debt. The agreement swapped one-month LIBOR for a fixed rate of 4.03% and was in effect through December 2004. The portion of the hedge considered to be effective was recorded as a component of other comprehensive income. The change in the fair value of the interest rate swap in 2004 resulted in an increase to other comprehensive income of $0.2 million. The ineffective portion of the interest rate swap recorded as a gain in current year earnings amounted to $0.3 million.

In February 2003, the company entered into an interest rate swap agreement with a notational amount of $10.0 million to fix the interest rate applicable to certain of its variable rate debt. The agreement swaps one month LIBOR for a fixed rate of 2.36% and is in effect through December 2005. The interest rate swap has been designated as a hedge, and in accordance with SFAS No. 133 the changes in the fair value are recorded as a component of accumulated comprehensive income. The change in the fair value of the swap during 2004 was a loss of $0.1 million.

In January 2005, subsequent to the fiscal year end, the company entered into an interest rate swap agreement with a notional amount of $70.0 million. The agreement swaps one month LIBOR for a fixed rate of 3.78%. The notional amount of the swap amortizes consistent with the repayment schedule of the company's senior term loan maturing in November 2009.

(c)   Stock warrant rights

In conjunction with the subordinated senior notes issued in connection with the financing for the Blodgett acquisition, the company issued 358,346 stock warrant rights and 445,100 conditional stock warrant rights to the subordinated senior noteholder. The warrant rights allowed the noteholder to purchase Middleby common stock at $4.67 per share through their expiration on December 21, 2011. The conditional stock warrant rights were exercisable in the circumstance that the noteholder fails to achieve certain prescribed rates of return as defined per the note agreement. After March 15, 2007 or upon a Change in Control as defined per the note agreement, the subordinated senior noteholder had the ability to require the company to repurchase these warrant rights at the fair market value. The obligation pertaining to the repurchase of the warrant rights was recorded in Other Non-Current Liabilities at fair market value utilizing a Black-Scholes valuation model, which was assessed at value of $3.3 million as of December 29, 2001. The 358,346 of stock warrant rights were repurchased for $2.7 million in cash in 2002. Conditional stock warrant rights of 445,100 expired unexercised with the retirement of the notes. In 2002, the company recorded a gain of $0.6 million in conjunction with the repurchase and expiration of the warrant rights.

(9)   LEASE COMMITMENTS

The company leases warehouse space, office facilities and equipment under operating leases, which expire in fiscal 2004 and thereafter. The company also has a lease obligation for a manufacturing facility that was exited in conjunction with manufacturing consolidation efforts related to the acquisition of Blodgett. Future payment obligations under these leases are as follows:

	Operating Leases	Idle Facility Leases	Total Lease Commitments
	(dollars in thousands)
2005	$811	$354	$1,165
2006	685	366	1,051
2007	314	371	685
2008	277	376	653
2009 and thereafter	515	2,589	3,104

	$2,602	$4,056	$6,658

Rental expense pertaining to the operating leases was $0.7 million, $0.6 million, and $1.1 million in fiscal 2004, 2003, and 2002, respectively. Reserves of $2.8 million have been established for the idle facility leases, net of anticipated sublease income (see Note 10 for further discussion).

(10)        ACQUISITION INTEGRATION COSTS

In fiscal 2001, the company established reserves through purchase accounting associated with $3.9 million in severance related obligations and $6.9 million in facility exit costs related to the business operations that were acquired from Maytag Corporation on December 21, 2001 of Blodgett.

The company established reserves of $6.9 million associated with the facility closure and lease obligations for manufacturing facilities in Pennsylvania and Vermont that were exited in 2001 and 2002. These reserves were subsequently increased in 2002 by $3.4 million through purchase accounting due to changes in the assumptions related to the timing and amount of sublease income expected to be realized, resulting in an increase in goodwill. The facility in Quakertown, Pennsylvania was exited in 2001 prior to the acquisition of Blodgett. The lease extends on this facility through December 2014. The company is recovering a portion of the lease cost on a sublease that ends in April 2006. Two other facilities in Williston, Vermont and Shelburne, Vermont were exited during the second quarter of 2002 in conjunction with the company's consolidation initiatives following the Blodgett acquisition. Lease obligations on these properties extended through June 2005 and December 2014, respectively. The company completed an early buyout for the Williston, Vermont property during the first quarter of 2004. During the fourth quarter of 2004, the company entered into an agreement with Pizzagalli Properties, LLC, to terminate the company’s lease obligations related to the facility in Shelburne, Vermont. This transaction occurred simultaneously with a sale of the property in Shelburne, Vermont from Pizzagalli Properties, LLC to an unrelated third party. Under terms of the lease termination agreement the company paid to the lessor $600,000 in cash and entered into an interest bearing note in the amount of $2,513,884. See Note 5 for further discussion of the note arrangement.

During 2004 the company recorded adjustments to reduce the reserves for acquisition related costs by $1.9 million. The reserve adjustments reflect a reduction in obligations associated with the Shelburne facility resulting from the sale of that property which allowed the company to negotiate an early exit from the lease. The remaining reserve of $2.8 million represents estimated costs associated with the Quakertown, Pennsylvania lease net of anticipated sublease income. Management believes the remaining reserve balance is adequate to cover costs associated with the lease obligation. However, the forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate. If the company's estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

A summary of the reserve balance activity is as follows (in thousands):

	Severance Obligations	Facility Closure and Lease Obligations	Total

Balance December 29, 2001	$3,947	$6,928	$10,875
Reserve adjustments	(92)	3,377	3,285
Payments	(3,584)	(812)	(4,396)
Balance December 28, 2002	271	9,493	9,764
Reserve adjustments	(134)	176	42
Payments	(122)	(1,020)	(1,142)
Balance January 3, 2004	15	8,649	8,664
Reserve adjustments	(11)	(1,875)	(1,886)
Payments	(4)	(3,986)	(3,990)
Balance January 1, 2005	$--	$2,788	$2,788

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

The International Distribution Division provides integrated design, export management, distribution and installation services through its operations in Canada, China, India, South Korea, Mexico, the Philippines, Spain, Taiwan and the United Kingdom. The division sells the company’s product lines and certain non-competing complementary product lines throughout the world. For a local country distributor or dealer, the company is able to provide a centralized source of foodservice equipment with complete export management and product support services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief decision maker evaluates individual segment performance based on operating income. Management believes that intersegment sales are made at established arms length transfer prices.

The following table summarizes the results of operations for the company’s business segments1 (dollars in thousands):

	Cooking Systems Group	International Distribution	Corporate and Other(2)	Eliminations(3)	Total
2004
Net sales	$257,510	$46,146	--	$(32,541)	$271,115
Operating income	54,990	1,908	(19,751)	(775)	36,372
Depreciation expense	3,267	156	(273)	--	3,150
Net capital expenditures	888	197	114	--	1,199
Total assets	177,271	24,439	14,485	(6,520)	209,675
Long-lived assets(4)	121,529	412	3,722	--	125,663

2003
Net sales	$229,402	$42,698	--	$(29,900)	$242,200
Operating income	40,968	2,182	(6,491)	(1,643)	35,016
Depreciation expense	3,698	148	(263)	--	3,583
Net capital expenditures	869	36	98	--	1,003
Total assets	170,233	20,690	6,854	(3,157)	194,620
Long-lived assets(4)	123,910	509	3,234	--	127,653

2002
Net sales	$223,675	$36,162	--	$(24,690)	$235,147
Operating income	31,635	1,323	(1,925)	(1,302)	29,731
Depreciation expense	4,077	163	(273)	--	3,967
Net capital expenditures	647	265	175	--	1,087
Total assets	178,775	22,709	11,009	(4,531)	207,962
Long-lived assets(4)	126,729	459	2,983	--	130,171

(1)	Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, gains and losses on acquisition financing derivatives, and other income and expenses items outside of income from operations.
(2)	Includes corporate and other general company assets and operations.
(3)	Includes elimination of intercompany sales, profit in inventory, and intercompany receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.
(4)	Long-lived assets of the Cooking Systems Group includes assets located in the Philippines which amounted to $2,184, $2,379 and $2,611 in 2004, 2003 and 2002, respectively.

Net sales by each major geographic region are as follows:

	2004	2003	2002
	(dollars in thousands)

United States and Canada	$219,377	$193,610	$191,400

Asia	20,846	20,319	15,830
Europe and Middle East	22,808	21,842	20,310
Latin America	8,084	6,429	7,607
Total international	51,738	48,590	43,747

	$271,115	$242,200	$235,147

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

(13)         EMPLOYEE RETIREMENT PLANS

(a)   Pension Plans

The company maintains a non-contributory defined benefit plan for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 30, 2002 and no further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 30, 2002 upon reaching retirement age. The employees participating in the defined benefit plan were enrolled in a newly established 401K savings plan on July 1, 2002, further described below.

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

A summary of the plans’ benefit obligations, funded status, and net balance sheet position is as follows:

	(dollars in thousands)
	2004 Union Plan	2004 Director Plans	2003 Union Plan	2003 Director Plans
Change in Benefit Obligation:
Benefit obligation - beginning of year	$4,034	$5,809	$3,502	$4,129

Service cost	--	341	--	397
Interest on benefit obligations	243	375	249	312
Return on assets	(215)	--	(264)	--
Net amortization and deferral	132	648	106	406
Pension settlement	--	1,947	--	--
Net pension expense	160	3,311	91	1,115
Net benefit payments	(190)	(7)	(203)	(7)
Actuarial (gain) loss	157	(832)	644	572
Benefit obligation - end of year	$4,161	$8,281	$4,034	$5,809
Change in Plan Assets:
Plan assets at fair value - beginning of year	$3,346	$2,420	$3,078	$1,214
Company contributions	216	1,580	280	1,007
Investment gain	111	71	191	310
Benefit payments and plan expenses	(190)	(106)	(203)	(111)
Plan assets at fair value - end of year	$3,483	$3,965	$3,346	$2,420
Funded Status:
Unfunded benefit obligation	$(678)	$(4,316)	$(688)	$(3,389)
Unrecognized net loss	1,674	--	1,628	832
Net amount recognized in the balance sheet at year-end	$996	$(4,316)	$940	$(2,557)

Amount recognized in balance sheet:
Current liabilities	$--	$(3,637)	$--	$--
Non-current liabilities	(678)	(679)	(688)	(3,389)
Accumulated other comprehensive income	1,674	--	1,628	832
Net amount recognized	$996	$(4,316)	$940	$(2,557)

Salary growth rate	n/a	3.50%	n/a	3.50%
Assumed discount rate	6.00%	6.25%	6.25%	6.25%
Expected return on assets	6.50%	n/a	8.50%	n/a

The company has engaged a non-affiliated third party professional investment advisor to assist the company develop investment policy and establish asset allocations. The company's overall investment objective is to provide a return, that along with company contributions, is expected to meet future benefit payments. Investment policy is established in consideration of anticipated future timing of benefit payments under the plans. The anticipated duration of the investment and the potential for investment losses during that period are carefully weighed against the potential for appreciation when making investment decisions. The company routinely monitors the performance of investments made under the plans and reviews investment policy in consideration of changes made to the plans or expected changes in the timing of future benefit payments.

Plan assets were invested in the following classes of securities (none of which were securities of the company):

	2004 Union Plan	2004 Director Plans	2003 Union Plan	2003 Director Plans

Equity	28%	7%	20%	38%
Fixed income	59	93	56	62
Real estate	13	--	24	--
	100%	100%	100%	100%

The expected return on assets is developed in consideration of the anticipated duration of investment period for assets held by the plan, the allocation of assets in the plan, and the historical returns for plan assets.

Estimated future benefit payments under the plans are as follows (dollars in thousands):

	Union Plan	Director Plans
2005	$276	$7,749
2006	281	--
2007	278	20
2008	273	20
2009	257	20
2010 thru 2014	1,349	300

In conjunction with the retirement of the chairman of the board in December 2004, the company entered into an agreement to settle obligations relating to the chairman's pension. As part of this settlement, the company agreed to make payments aggregating to $7.6 million, which will be funded in part by existing plan assets, in the first quarter of 2005 to fully settle all pension obligations due to the former chairman. Contributions to the directors' plan beyond the funding of the chairman pension settlement are based upon actual retirement benefits for directors as they retire. These funding requirements are expected to amount to $0.2 million in 2005.

Contributions under the union plan are funded in accordance with provisions of The Employee Retirement Income Security Act of 1974. Expected contributions to be made in 2005 are $0.3 million.

(b)   401K Savings Plans

The company maintains a defined contribution plan for all employees in the United States other than union employees at the Elgin, Illinois facility, which participates in a separate plan. The discretionary profit sharing contributions approved relating to the plan years ending 2004, 2003, and 2002 for the profit sharing and 401K plan amounted to $800,000, $750,000 and $600,000, respectively.

In conjunction with the freeze on future benefits under the defined benefit plan for union employees at the Elgin, Illinois facility, the company established a 401K savings plan for this group of employees. The company makes contributions to this plan in accordance with its agreement with the union. These contributions amounted to $221,400 in 2004, $157,400 in 2003 and $82,500 in 2002.

(14)         QUARTERLY DATA (UNAUDITED)

	1st	2nd	3rd	4th	Total Year
	(dollars in thousands, except per share data)

2004
Net sales	$62,463	$72,913	$70,620	$65,119	$271,115
Gross profit	23,176	28,793	26,394	24,265	102,628
Income from operations	10,104	14,653	12,582	920	38,259
Net earnings (loss)	$5,591	$8,289	$10,368	$(660)	$23,588

Basic earnings (loss) per share (1)	$0.61	$0.90	$1.12	$(0.07)	$2.56

Diluted earnings (loss) per share (1)	$0.56	$0.82	$1.03	$(0.07)	$2.38

2003

Net sales	$56,393	$65,408	$60,894	$59,505	$242,200
Gross profit (2)	19,052	22,650	22,633	21,518	85,853
Income from operations (2)	6,407	9,644	9,986	8,979	35,016
Net earnings (2)	$2,609	$4,597	$5,651	$5,841	$18,698

Basic earnings per share (1) (2)	$0.29	$0.51	$0.63	$0.64	$2.06

Diluted earnings per share (1) (2)	$0.28	$0.49	$0.59	$0.60	$1.99

(1)	Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

(2)	The 2003 fourth quarter included an adjustment to the LIFO provision for inventory, which increased pretax earnings by $0.6 million and net earnings by $0.4 million, or $0.04 per share.

(15)        SUBSEQUENT EVENT

On January 7, 2005, subsequent to the end of fiscal year 2004, the company acquired the assets of Nu-Vu Foodservice Systems for $12.0 million in cash. Nu-Vu Foodservice Systems is a manufacturer of baking ovens and proofers with principal operations located in Menominee, Michigan. The acquisition had no effect on the 2004 financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FISCAL YEARS ENDED JANUARY 3, 2004, DECEMBER 28, 2002
AND DECEMBER 29, 2001

	Balance Beginning Of Period	Additions Charged Expense	Write-Offs During the the Period	Balance At End Of Period
Allowance for doubtful accounts; deducted from accounts receivable on the balance sheets-

2002	$2,913,000	$1,012,000	$(431,000)	$3,494,000

2003	$3,494,000	$615,000	$(963,000)	$3,146,000

2004	$3,146,000	$514,000	$(278,000)	$3,382,000

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

As of January 1, 2005, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the year ended January 1, 2005 there have been no significant changes in the company's internal controls over financial reporting or in other factors that could significantly affect the internal controls subsequent to the date the company completed its evaluation.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting a defined in Rules 13a-15(f) and 15d -15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets.

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 1, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting as of January 1, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

The Middleby Corporation
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of The Middleby Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Middleby Corporation and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2005 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Chicago, Illinois
March 14, 2005

Item 9B.  Other Information

None.

PART III

Pursuant to General Instruction G (3), the information called for by Part III (Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), Item 13 (Certain Relationships and Related Transactions) and Item 14 (Principal Accountingt Fees and Services)), is incorporated herein by reference from the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)	1.		Financial statements.

			The financial statements listed on Page 37 are filed as part of this Form 10-K.

	3.	Exhibits.

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

4.17
Second Amended and Restated Credit Agreement, dated May 19, 2004, between The Middleby Corporation, Middleby Marshall, Inc., LaSalle Bank National Association, Wells Fargo Bank, Inc., Bank of America N.A. and Banc of America Securities, LLC, incorporated by reference to the company's Form 8-K Exhibit 4.1, dated May 19, 2004, filed on May 21, 2004.

4.18	Commercial Promissory Note between The Middleby Corporation and Pizzagalli Properties, LLC, dated November 10, 2004.

4.19
Third Amended and Restated Credit Agreement, dated December 23, 2004, between The Middleby Corporation, Middleby Marshall, Inc., LaSalle Bank National Association, Wells Fargo Bank, Inc. and Bank of America N.A., incorporated by reference to the company's Form 8-K Exhibit 10.2, dated December 23, 2004, filed on December 28, 2004.

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

10.23 *
Amendment No. 3 to Employment Agreement of Selim A. Bassoul, dated May 7, 2004, incorporated by reference to the company's Form 10-Q Exhibit 10(A), for the firscal period ended July 3, 2004, filed on August 17, 2004.

10.24 *
Amendment No. 6 to Employment Agreement of William F. Whitman, dated September 13, 2004, incorporated by reference to the company's Form 8-K Exhibit 10, dated September 13, 2004, filed on September 17, 2004.

10.25 *
Retention Agreement of Timothy J. FitzGerald, dated July 22, 2004, incorporated by reference to the company's Form 10-Q Exhibit 10.2, for the fiscal period ended October 2, 2004, filed on November 16, 2004.

10.26	Lease Termination Agreement between Cloverleaf Properties, Inc., Blodgett Holdings, Inc., The Middleby Corporation and Pizzagalli Properties, LLC, dated November 10, 2004.

10.27	Certificate of Lease Termination by Pizzagalli Properties, LLC and Cloverleaf Properties, Inc., dated November 10, 2004.

10.28
Stock Purchase Agreement between The Middleby Corporation, William F. Whitman Jr., Barbara K. Whitman, W. Fifield Whitman III, Laura B. Whitman and Barbara K. Whitman Irrevocable Trust, dated December 23, 2004, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated December 23, 2004, filed on December 28, 2004.

10.29 *	Employment Agreement of Selim A. Bassoul dated December 23, 2004, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated December 23, 2004, filed on December 28, 2004.

21	List of subsidiaries;

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Designates management contract or compensation plan.

(c)	See the financial statement schedule included under Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th of March 2005.

THE MIDDLEBY CORPORATION

By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 2005.

Signatures	Title

PRINCIPAL EXECUTIVE OFFICER

/s/ Selim A. Bassoul	Chairman of the Board, President,
Selim A. Bassoul	Chief Executive Officer and Director

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER

/s/ Timothy J. FitzGerald	Vice President, Chief Financial
Timothy J. FitzGerald	Officer

DIRECTORS

/s/ A. Don Lummus	Director
A. Don Lummus

/s/ John R. Miller, III	Director
John R. Miller, III

/s/ Philip G. Putnam	Director
Philip G. Putnam

/s/ David P. Riley	Director
David P. Riley

/s/ Sabin C. Streeter	Director
Sabin C. Streeter

/s/ Robert L. Yohe	Director
Robert L. Yohe