Form 10-Q
period 2005-04-02
MIDDLEBY CORP
filed 2005-05-12
CIK 769520

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended April 2, 2005

or

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
Yes ☒ No ☐

As of May 6, 2005, there were 7,758,450 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED APRIL 2, 2005

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
(Unaudited)

ASSETS	Apr. 2, 2005	Jan. 1, 2005
Current assets:
Cash and cash equivalents	$2,639	$3,803
Accounts receivable, net of reserve for doubtful accounts of $3,748 and $3,382	32,022	26,612
Inventories, net	37,186	32,772
Prepaid expenses and other	2,587	2,008
Prepaid taxes	6,198	9,952
Current deferred taxes	8,831	8,865
Total current assets	89,463	84,012

Property, plant and equipment, net of accumulated depreciation of $31,815 and $31,191	23,608	22,980
Goodwill	81,515	74,761
Other intangibles	26,300	26,300
Other assets	2,469	1,622
Total assets	$223,355	$209,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$11,105	$10,480
Accounts payable	16,543	11,298
Accrued expenses	40,507	51,311
Total current liabilities	68,155	73,089

Long-term debt	127,357	113,243
Long-term deferred tax liability	8,149	11,434
Other non-current liabilities	4,892	4,694
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	--	--
Common stock, $0.01 par value; 20,000,000 shares authorized; 11,587,544 and 11,402,044 shares issued in 2005 and 2004, respectively	116	114
Restricted stock	(11,388)	(4,700)
Paid-in capital	68,224	60,446
Treasury stock at cost; 3,856,344 shares in 2005 and 2004, respectively	(89,650)	(89,650)
Retained earnings	47,710	41,362
Accumulated other comprehensive loss	(210)	(357)
Total stockholders' equity	14,802	7,215
Total liabilities and stockholders' equity	$223,355	$209,675

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	Apr. 2, 2005	Apr. 3, 2004

Net sales	$74,889	$62,463
Cost of sales	47,817	39,287
Gross profit	27,072	23,176

Selling expenses	8,184	7,376
General and administrative expenses	6,885	5,696
Income from operations	12,003	10,104

Interest expense and deferred financing amortization, net	1,786	897
Gain on acquisition financing derivatives	--	(2)
Other expense (income), net	(203)	194
Earnings before income taxes	10,420	9,015
Provision for income taxes	4,072	3,424
Net earnings	$6,348	$5,591

Net earnings per share:
Basic	$0.85	$0.61

Diluted	$0.79	$0.56

Weighted average number of shares
Basic	7,473	9,219
Dilutive stock options[1]	547	749
Diluted	8,020	9,968

[1]	There were no anti-dilutive stock options excluded from common stock equivalents for any period presented

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	Apr. 2, 2005	Apr. 3, 2004

Cash flows from operating activities-
Net earnings	$6,348	$5,591
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	929	966
Deferred taxes	386	(68)
Unrealized gain on derivative financial instruments	--	(2)
Equity compensation	827	--
Cash effects of changes in-
Accounts receivable, net	(4,442)	(2,128)
Inventories, net	(3,212)	(3,522)
Prepaid expenses and other assets	2,251	691
Accounts payable	3,590	3,554
Accrued expenses and other liabilities	(10,550)	(2,826)

Net cash (used in) provided by operating activities	(3,873)	2,256

Cash flows from investing activities-
Net additions to property and equipment	(321)	(71)
Acquisition of Blodgett	--	(1,000)
Acquisition of Nu-Vu	(12,000)	--
Net cash (used in) investing activities	(12,321)	(1,071)

Cash flows from financing activities-
Net proceeds under revolving credit facilities	17,280	1,400
Repayments under senior secured bank notes	(2,500)	(3,250)
Net proceeds from stock issuances	265	86

Net cash provided by (used in) financing activities	15,045	(1,764)

Effect of exchange rates on cash and cash equivalents	(15)	--

Changes in cash and cash equivalents-

Net (decrease) in cash and cash equivalents	(1,164)	(579)

Cash and cash equivalents at beginning of year	3,803	3,652

Cash and cash equivalents at end of quarter	$2,639	$3,073

Supplemental disclosure of cash flow information:
Interest paid	$1,362	$885
Income tax (refunds) payments	$(36)	$649

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2005
(Unaudited)

1)	Summary of Significant Accounting Policies

A)	Basis of Presentation

The condensed consolidated financial statements have been prepared by The Middleby Corporation (the "company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2004 Form 10-K.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of April 2, 2005 and January 1, 2005, and the results of operations for the three months ended April 2, 2005 and April 3, 2004 and cash flows for the three months ended April 2, 2005 and April 3, 2004.

B)	Stock-Based Compensation

The company maintains a 1998 Stock Incentive Plan (the "Plan"), as amended on December 15, 2003, under which the Company's Board of Directors issues stock options and stock grants to key employees. Stock options issued under the plan provide key employees with rights to purchase shares of common stock at specified exercise prices. Options may be exercised upon certain vesting requirements being met, but expire to the extent unexercised within a maximum of ten years from the date of grant. During the first quarter of 2005 the company issued 100,000 stock options with a strike price of $53.93 per share. Stock grants issued are issued under the plan to key employees and are transferable upon certain vesting requirements being met. During the first quarter ended April 2, 2005, a total of 150,000 restricted stock grants were issued, all of which were unvested.

As permitted under Statement of Financial Accounting Standards ("SFAS") No 123: "Accounting for Stock Based Compensation", the company has elected to follow APB Opinion No. 25: "Accounting for Stock Issued to Employees" in accounting for stock-based awards to employees and directors. In accordance with APB No. 25, the company establishes the value of restricted stock grants based upon the market value of the stock at the time of issuance. The value of the restricted stock grant is reflected as a separate component reducing shareholders' equity with an offsetting increase to Paid-in Capital. The value of the stock grant is amortized and recorded as compensation expense over the applicable vesting period. During the first quarter of 2005, the restricted stock grants issued amounted to $7.5 million. Additionally, the company recorded compensation expense associated with stock grants amounting to $0.8 million.

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

The company has utilized Black-Scholes and binomial option valuation models to estimate the fair value of issued stock options. These option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the company’s options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

For purposes of these interim pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The company’s pro forma net earnings and per share data utilizing a fair value based method is as follows:

	Three Months Ended
	Apr. 2, 2005	Apr. 3, 2004
	(in thousands, except per share data)

Net income -as reported	$6,348	$5,591
Less: Stock-based employee compensation expense, net of taxes	(132)	(114)
Net income - pro forma	$6,216	$5,477

Earnings per share - as reported:
Basic	$0.85	$0.61
Diluted	0.79	0.56

Earnings per share - pro forma:
Basic	$0.83	$0.59
Diluted	0.78	0.55

2)	Acquisition

On January 7, 2005, the company completed its acquisition of the assets of Nu-Vu Foodservice Systems ("Nu-Vu"), a leading manufacturer of baking ovens, from Win-Holt Equipment Corporation ("Win-Holt") for an aggregate purchase price of $12.0 million in cash. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreement.

The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the preliminary estimate of the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the April 2, 2005 financial statements. The allocation of the purchase price to the assets, liabilities and intangible assets is under review and is subject to change based upon the results of further evaluation. Under SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill in conjunction with the Nu-Vu acquisition is subject to the nonamortization provisions of this statement from the date of acquisition.

The allocation of net cash paid for the Nu-Vu acquisition as of April 2, 2005 is summarized as follows (in thousands):

Current assets	$2,555
Property, plant and equipment	1,178
Deferred taxes	3,637
Goodwill	6,755
Liabilities	(2,125)
Total purchase price	$12,000

The goodwill associated with the Nu-Vu acquisition is allocable to the Cooking Systems Group for purposes of segment reporting (see footnote 12 for further discussion). Goodwill associated with this transaction is anticipated to be deductible for income taxes.

3)	Litigation Matters

From time to time, the company is subject to proceedings, lawsuits and other claims related to products, suppliers, employees, customers and competitors. The company maintains insurance to cover product liability, workers compensation, property and casualty, and general liability matters.  The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.  A determination of the amount of accrual required, if any, for these contingencies is made after assessment of each matter and the related insurance coverage.  The required accrual may change in the future due to new developments or changes in approach such as a change in settlement strategy in dealing with these matters.  The company does not believe that any such matter will have a material adverse effect on its financial condition, results of opertions or cash flows of the company.

4)	New Accounting Pronouncements

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

In December 2004, the FASB issued a revision to SFAS No. 123 "Accounting for Stock Based Compensation". This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement is effective for annual periods beginning after June 15, 2005. The company will apply this guidance prospectively. The company is in the process of determining what impact the application of this guidance will have on the company's financial position, results of operations or cash flows.

5)	Other Comprehensive Income

The company reports changes in equity during a period, except those resulting from investment by owners and distribution to owners, in accordance with SFAS No. 130, "Reporting Comprehensive Income."

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended
	Apr. 2, 2005	Apr. 3, 2004

Net earnings	$6,348	$5,591
Cumulative translation adjustment	(356)	21
Minimum pension liability	--	10
Unrealized gain on interest rate swap, net of tax of $334 and $26, respectively	503	65
Comprehensive income	$6,495	$5,687

Accumulated other comprehensive loss is comprised of minimum pension liability of $1.0 million as of April 2, 2005 and January 1, 2005, foreign currency translation adjustments of $0.3 million as of April 2, 2005 and $0.6 million as of January 1, 2005, and an unrealized gain on a interest rate swap of $0.5 million as of April 2, 2005 and less than $0.1 million as of January 1, 2005.

6)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $15.5 million at April 2, 2005 and $14.4 million at January 1, 2005 and represented approximately 42% and 44% of the total inventory in each respective period. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at April 2, 2005 and January 1, 2005 are as follows:

	Apr. 2, 2005	Jan. 1, 2005
	(in thousands)

Raw materials and parts	$7,942	$7,091
Work-in-process	5,456	5,492
Finished goods	23,801	19,971

	37,199	32,554
LIFO adjustment	(13)	218
	$37,186	$32,772

7)	Accrued Expenses

Accrued expenses consist of the following:

	Apr. 2, 2005	Jan. 1, 2005
	(in thousands)

Accrued warranty	$11,023	$10,563
Accrued payroll and related expenses	7,016	12,493
Accrued customer rebates	4,912	9,350
Accrued income taxes	4,723	4,321
Accrued pension settlement	--	3,637
Accrued product liability and workers comp	2,543	1,828
Other accrued expenses	10,290	9,119
	$40,507	$51,311

8)	Warranty Costs

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

A rollforward of the warranty reserve is as follows:

Three Months Ended
Apr. 2, 2005
(in thousands)

Beginning balance	$10,563
Warranty expense	2,482
Warranty claims	(2,022)
Ending balance	$11,023

9)	Financing Arrangements

	Apr. 2, 2005	Jan. 1, 2005
	(in thousands)

Senior secured revolving credit line	$68,545	$51,265
Senior secured bank term loans	67,500	70,000
Other note	2,417	2,458

Total debt	$138,462	$123,723

Less: Current maturities of long-term debt	11,105	10,480

Long-term debt	$127,357	$113,243

As of April 2, 2005, the company had $136.0 million outstanding under its senior banking facility, including $68.5 million of borrowings under the revolving credit line. The company also had $3.9 million in outstanding letters of credit. As of April 2, 2005, the company had $17.6 million of availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate of 1.5% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate plus 0.5% for short term borrowings. At April 2, 2005 the average interest rate on the senior debt amounted to 4.58%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.30% as of April 2, 2005.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In February 2003, the company entered into an interest rate swap agreement for a notional amount of $10.0 million. This agreement swaps one-month LIBOR for a fixed rate of 2.36% and remains in effect through December 2005. In January 2005, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swaps one-month LIBOR for a fixed rate of 3.78%. The notional amount amortizes consistent with the repayment schedule of the company's term loan maturing November 2009. The unamortized notational amount of this swap as of April 2, 2005 was $67.5 million.

In 2004, the company entered into a $2.5 million promissory note in conjunction with the release and early termination of obligations under a lease agreement relative to a manufacturing facility in Shelburne, Vermont. The note is assessed interest at 4.0% above LIBOR with an interest rate cap of 9.0%. At April 2, 2005, the interest rate on the note was approximately 6.7%. The note amortizes monthly and matures in December 2009.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At April 2, 2005, the company was in compliance with all covenants pursuant to its borrowing agreements.

10)	Acquisition Integration

On December 21, 2001, the company established reserves through purchase accounting associated with severance related obligations and facility exit costs related to the acquired Blodgett business operations.

Reserves for facility closure costs predominately relate to a lease obligation for a manufacturing facility that was exited in 2001. During the second quarter of 2001, prior to the acquisition, reserves were established for lease obligations associated with a manufacturing facility in Quakertown, Pennsylvania that was exited when production at this facility was relocated to an existing facility in Bow, New Hampshire. The lease associated with the exited facility extends through December 11, 2014. The facility is currently subleased for a portion of the lease term through April 2006. The remaining reserve balance is reflected net of anticipated sublease income.

The forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate. If the company's estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

All actions pertaining to the company’s integration initiatives have been completed. At this time, management believes the remaining reserve balance is adequate to cover the remaining costs identified at April 2, 2005.

A summary of the reserve balance activity related to facility closure and lease obligation is as follows:

Three Months Ended
Apr. 2, 2005
(in thousands)

Beginning balance	$2,788
Cash payments	42
Ending balance	$2,746

11)	Financial Instruments

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

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of April 2, 2005 the company had forward contracts to purchase $3.7 million U.S. Dollars with various foreign currencies, all of which mature in the next fiscal quarter. The fair value of these forward contracts was $0.1 million at the end of the quarter.

Interest Rate: In February 2003 in accordance with the senior bank agreement, the company entered into an interest rate swap agreement with a notional amount of $10.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 2.36% and is in effect through December 30, 2005. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. As of April 2, 2005, the fair value of this instrument was $0.1 million. The change in fair value of this swap agreement in the first three months of 2005 was a gain of $0.1 million.

In January 2005, the company entered into another interest rate swap with a notional amount of $70.0 million to fix the interest rate applicable to certain of its variable-rate debt. The notional amount of the swap amortizes consistent with the repayment schedule of the company's senior term loan maturing in November 2009. As of April 2, 2005, the unamortized balance of the interest rate swap was $67.5 million. The agreement swaps one-month LIBOR for a fixed rate of 3.78% and is in effect through November 2009. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. As of April 2, 2005, the fair value of this instrument was $0.8 million. The change in fair value of this swap agreement in the first three months of 2005 was a gain of $0.8 million.

12)	Segment Information

The company operates in two reportable operating segments defined by management reporting structure and operating activities.

The worldwide manufacturing divisions operate through the Cooking Systems Group. This business segment has manufacturing facilities in Illinois, Michigan, New Hampshire, North Carolina, Vermont and the Philippines. This business segment supports four major product groups, including conveyor oven equipment, core cooking equipment, counterline cooking equipment, and international specialty equipment.

Principal product lines of the core cooking equipment product group include the Southbend product lines of ranges, convection ovens, broilers and steam cooking equipment, the Blodgett product lines of ranges, convection ovens, combi ovens and steam cooking equipment, MagiKitch'n charbroilers and catering equipment, the Nu-Vu product lines of proofing and baking ovens and the Pitco Frialator product line of fryers. Principal product lines of the conveyor oven product group include Middleby Marshall ovens, Blodgett ovens and CTX ovens. The counterline cooking and warming equipment product group includes toasters, hot food servers, foodwarmers and griddles distributed under the Toastmaster brand name. The international specialty equipment product group is primarily comprised of food preparation tables, undercounter refrigeration systems, ventilation systems and component parts for the U.S. manufacturing operations.

The International Distribution Division provides integrated sales, export management, distribution and installation services through its operations in Canada, China, India, South Korea, Mexico, the Philippines, Spain, Taiwan and the United Kingdom. The division sells the company’s product lines and certain non-competing complementary product lines throughout the world. For a local country distributor or dealer, the company is able to provide a centralized source of foodservice equipment with complete export management and product support services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief decision maker evaluates individual segment performance based on operating income. Management believes that intersegment sales are made at established arms-length transfer prices.

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Apr. 2, 2005		Apr. 3, 2004
	Sales	Percent	Sales	Percent

Business Divisions:
Cooking Systems Group:
Core cooking equipment	$55,302	73.9	$43,934	70.3
Conveyor oven equipment	12,838	17.1	11,918	19.1
Counterline cooking equipment	2,877	3.8	2,618	4.2
International specialtyequipment	2,470	3.3	1,685	2.7
Cooking Systems Group	73,487	98.1	60,155	96.3

International Distribution Division (1)	12,144	16.2	9,972	16.0

Intercompany sales (2)	(10,742)	(14.3)	(7,664)	(12.3)
Total	$74,889	100.0%	$62,463	100.0%

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.
(2)	Represents the elimination of sales amongst the Cooking Systems Group and from the Cooking Systems Group to the International Distribution Division.

The following table summarizes the results of operations for the company's business segments(1)(in thousands):

	Cooking
	Systems	International	Corporate
	Group	Distribution	and Other	Elimination(3)	Total
Three months ended April 2, 2005
Net sales	$73,487	$12,144	$--	$(10,742)	$74,889
Operating income	15,372	665	(2,888)	(1,146)	12,003
Depreciation expense	819	37	11	--	867
Net capital expenditures	366	(5)	(40)	--	321

Total assets	194,166	24,837	9,137	(4,785)	223,355
Long-lived assets(4)	129,009	361	4,522	--	133,892

Three months ended April 3, 2004
Net sales	$60,155	$9,972	$--	$(7,664)	$62,463
Operating income	11,768	416	(1,930)	(150)	10,104
Depreciation expense	891	33	(65)	--	859
Net capital expenditures	14	48	9	--	71

Total assets	174,652	20,558	13,945	(10,982)	198,173
Long-lived assets(4)	123,032	390	3,201	--	126,623

(1)	Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, gains and losses on acquisition financing derivatives, and other income and expenses items outside of income from operations.
(2)	Includes corporate and other general company assets and operations.
(3)	Includes elimination of intercompany sales, profit in inventory and intercompany receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.
(4)	Long-lived assets of the Cooking Systems Group includes assets located in the Philippines which amounted to $2,134 and $2,327 in 2005 and 2004, respectively.

Net sales by major geographic region, including those sales from the Cooking Systems Group direct to international customers, were as follows (in thousands):

	Three Months Ended
	Apr. 2, 2005	Apr. 3, 2004

United States and Canada	$61,315	$51,212
Asia	5,426	4,068
Europe and Middle East	6,128	5,638
Latin America	2,020	1,545
Net sales	$74,889	$62,463

13)	Employee Retirement Plans

The company maintains a non-contributory defined benefit plan for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 30, 2002 and no further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 30, 2002 upon reaching retirement age. The employees participating in the defined benefit plan were enrolled in a newly established 401K savings plan on July 1, 2002. The defined benefit plan continues to be funded in accordance with provisions of the Employee Retirement Income Security Act of 1974. Company funding contributions amounted to $216,000 in fiscal 2004 and $280,000 in fiscal 2003. The anticipated minimum funding requirement for fiscal 2005 is approximately $285,000 of which $71,000 was funded during the three-month period ended April 2, 2005.

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

The net pension expense for the first three months of 2005 for these plans was as follows:

	Union	Directors
	Plan	Plans

Service cost	$--	$113,795
Interest on benefit obligations	60,816	3,564
Return on assets	(53,651)	-
Net amortization and deferral	32,956	--
Net pension expense	$40,122	$117,359

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Informational Note

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s Securities and Exchange Commission filings, including the 2004 report on Form 10-K.

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Apr. 2, 2005		Apr. 3, 2004
	Sales	Percent	Sales	Percent

Business Divisions:
Cooking Systems Group:
Core cooking equipment	$55,302	73.9	$43,934	70.3
Conveyor oven equipment	12,838	17.1	11,918	19.1
Counterline cooking equipment	2,877	3.8	2,618	4.2
International specialty equipment	2,470	3.3	1,685	2.7
Cooking Systems Group	73,487	98.1	60,155	96.3

International DistributionDivision (1)	12,144	16.2	9,972	16.0

Intercompany sales (2)	(10,742)	(14.3)	(7,664)	(12.3)
Total	$74,889	100.0%	$62,463	100.0%

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.
(2)	Represents the elimination of sales amongst the Cooking Systems Group and from the Cooking Systems Group to the International Distribution Division.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended
	Apr. 2, 2005	Apr. 3, 2004

Net sales	100.0%	100.0%
Cost of sales	63.9	62.9
Gross profit	36.1	37.1
Selling, general and administrative expenses	20.1	20.9
Income from operations	16.0	16.2
Interest expense and deferred financing amortization, net	2.4	1.4
Gain on acquisition financings derivatives	--	--
Other (income) expense, net	(0.3)	0.3
Earnings before income taxes	13.9	14.5
Provision for income taxes	5.4	5.5
Net earnings	8.5%	9.0%

Three Months Ended April 2, 2005 Compared to Three Months Ended April 3, 2004

NET SALES. Net sales for the first quarter of fiscal 2005 were $74.9 million as compared to $62.5 million in the first quarter of 2004.

Net sales at the Cooking Systems Group amounted to $73.5 million in the first quarter of 2005 as compared to $60.2 million in the prior year quarter.

•
Core cooking equipment sales increased by $11.4 million to $55.3 million from $43.9 million, primarily due to increased fryer, convection oven, and cooking range sales resulting from new product introductions and increased purchases from major and regional restaurant chain customers due to new store openings and increased replacement business. The increase in sales includes $3.3 million of sales associated with the Nu-Vu product lines, which were acquired on January 7, 2005.

•	Conveyor oven equipment sales increased $0.9 million to $12.8 million from $11.9 million in the prior year quarter, reflecting higher sales of new oven models.

•	Counterline cooking equipment sales increased to $2.9 million from $2.6 million in the prior year quarter due to an increase in toaster sales with a major restaurant chain customer.

•	International specialty equipment sales increased to $2.5 million compared to $1.7 million in the prior year quarter due to the introduction of a new product line of counter griddles and charbroilers.

Net sales at the International Distribution Division increased by $2.1 million to $12.1 million, reflecting higher sales in Asia, Latin America and Europe. International sales benefited from expansion of the U.S. chains overseas and increased business with local and regional restaurant chains in developing markets.

GROSS PROFIT. Gross profit increased to $27.1 million from $23.2 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate was 36.1% in the quarter as compared to 37.1% in the prior year quarter. The net decrease in the gross margin rate reflects:

•	The adverse impact from higher steel prices.

•	Lower gross margins associated with the newly acquired Nu-Vu Foodservice Systems product lines.

•	Increased sales volumes that benefited manufacturing efficiencies and provided for greater leverage of fixed manufacturing costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $13.1 million in the first quarter of 2004 to $15.1 million in the first quarter of 2005. As a percentage of net sales operating expenses amounted to 20.1% in the first quarter of 2005 versus 20.9% in the first quarter of 2004 reflecting greater leverage on higher sales volumes. Selling expenses increased from $7.4 million to $8.2 million, reflecting higher commission costs associated with the increased sales volumes. General and administrative expenses increased from $5.7 million to $6.9 million due to an increase in non-cash equity based compensation and increased costs associated with the newly acquired Nu-Vu Foodservice operations.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $1.8 million from $0.9 million in the prior year as a result of higher debt balances resulting from the December 2004 share repurchase transaction. Other income was $0.2 million in the current year related to foreign exchange gains compared to other expense of $0.2 million in the prior year and primarily consisted of foreign exchange losses.

INCOME TAXES. A tax provision of $4.1 million, at an effective rate of 39%, was recorded during the quarter as compared to a $3.4 million provision at a 38% effective rate in the prior year quarter.

Financial Condition and Liquidity

During the three months ended April 2, 2005, cash and cash equivalents decreased by $1.2 million to $2.6 million at April 2, 2005 from $3.8 million at January 1, 2005. Net borrowings increased from $123.7 million at January 1, 2005 to $138.5 million at April 2, 2005.

OPERATING ACTIVITIES. Net cash used in operating activities after changes in assets and liabilities was $3.9 million as compared to net cash provided of $2.3 million in the prior year period.

During the three months ended April 2, 2005, working capital levels increased due to the higher sales volumes and increased seasonal working capital needs, which historically peak in the second quarter. The changes in working capital included a $4.4 million increase in accounts receivable, a $3.2 million increase in inventory, a $2.3 million decrease in prepaid expenses and a $3.6 million increase in accounts payable. Accrued expenses and other liabilities decreased by $10.6 million primarily as a result of the payment of annual rebate programs and incentive programs related to fiscal 2004. The reduction in accrued liabilities also includes a decrease in accrued pension liabilities associated with the payout of the former Chairman's retirement obligations.

INVESTING ACTIVITIES. During the three months ending April 2, 2005, net cash used in investing activities was $12.3 million. This included $12.0 million associated with the acquisition of the assets of Nu-Vu Foodservice Systems and $0.3 million of property additions.

FINANCING ACTIVITIES. Net cash flows provided by financing activities were $15.0 million during the three months ending April 2, 2005. The company borrowed $17.3 million to fund the $12.0 million purchase of Nu-Vu Foodservice Systems, to fund operating activities and to make $2.5 million of repayments of term debt.

At April 2, 2005, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

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

In December 2004, the FASB issued a revision to SFAS No. 123 "Accounting for Stock Based Compensation". This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement is effective for annual periods beginning after June 15, 2005. The company will apply this guidance prospectively. The company is in the process of determining what impact the application of this guidance will have on the company's financial position, results of operations or cash flows.

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

Contractual Obligations

The company's contractual cash payment obligations are set forth below (in thousands):

				Total
			Idle	Contractual
	Long-term	Operating	Facility	Cash
	Debt	Leases	Leases	Obligations

Less than 1 year	$11,105	$779	$374	$12,258
1-3 years	29,085	897	739	30,721
4-5 years	98,272	536	772	99,580
After 5 years	--	187	2,100	2,287
	$138,462	$2,399	$3,985	$144,846

Idle facility lease consists of an obligation for a manufacturing location that was exited in conjunction with the company's manufacturing consolidation efforts. This lease obligation continues through December 2014. This facility has been subleased. The obligation presented above does not reflect any anticipated sublease income from the facilities.

The company maintains a non-contributory defined benefit plan for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 30, 2002 and no further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 30, 2002 upon reaching retirement age. The employees participating in the defined benefit plan were enrolled in a newly established 401K savings plan on July 1, 2002. As of January 1, 2005, the unfunded benefit obligation under the pension plan was $1.0 million. The defined benefit plan continues to be funded in accordance with provisions of the Employee Retirement Income Security Act of 1974. Company funding contributions amounted to $216,000 in fiscal 2004 and $280,000 in fiscal 2003. The anticipated minimum funding requirement for fiscal 2005 is approximately $285,000 of which $71,000 was funded during the three-month period ending April 2, 2005.

The company also maintains a retirement benefit agreement with its Chairman. The retirement benefits are based upon a percentage of the Chairman’s final base salary. Additionally, the company maintains a retirement plan for non-employee directors. The plan provides for an annual benefit upon retirement from the Board of Directors at age 70, equal to 100% of the director’s last annual retainer, payable for a number of years equal to the director’s years of service up to a maximum of 10 years. As of January 1, 2005, the unfunded benefit obligation under these plans amounted to $4.3 million, of which $3.6 million was funded in the first quarter of 2005 associated with the settlement and payment of pension obligations due to the former Chairman. The company will make future contributions to this plan as retirement obligations become due.

The company has $3.9 million in outstanding letters of credit, which expire on March 30, 2006 with an automatic one-year renewal, to secure potential obligations under insurance programs.

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

	Fixed	Variable
	Rate	Rate
Twelve Month Period Ending	Debt	Debt
	(in thousands)

March 31, 2006	$--	$11,105
March 31, 2007	--	13,605
March 31, 2008	--	15,480
March 31, 2009	--	16,105
March 31, 2010	--	82,167
	$--	$138,462

During the fourth quarter of 2004, the company entered into a new $160.0 million senior secured credit facility in order to increase the company's borrowing availability. Terms of the agreement provide for $70.0 million of term loans and $90.0 million of availability under a revolving credit line. As of April 2, 2005, the company had $136.0 million outstanding under this facility, including $68.5 million of borrowings under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate at 1.5% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate plus 0.5% for short-term borrowings. At April 2, 2005 the average interest rate on the senior debt amounted to 4.58%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.30% as of April 2, 2005.

In November 2004, the company entered into a $2.5 million promissory note in conjunction with the release and early termination of obligations under a lease agreement relative to a manufacturing facility in Shelburne, Vermont. The note is assessed interest at 4.0% above LIBOR with an interest rate cap of 9.0%. At April 2, 2005, the interest rate on the note was approximately 6.7%. The note amortizes monthly and matures in December 2009.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In February 2003, the company entered into an interest rate swap agreement for a notional amount of $10.0 million. This agreement swaps one-month LIBOR for a fixed rate of 2.36% and remains in effect through December 2005. In January 2005, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swaps one-month LIBOR for a fixed rate of 3.78%. The notional amount amortizes consistent with the repayment schedule of the company's term loan maturing November 2009. The unamortized notational amount of this swap as of April 2, 2005 was $67.5 million.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At April 2, 2005, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

In February 2003, the company entered into an interest rate swap agreement with a notional amount of $10.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 2.36% and is in effect through December 30, 2005. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. As of April 2, 2005, the fair value of this instrument was less than $0.1 million. The change in fair value of this swap agreement in the first three months of 2004 was a gain of less than $0.1 million.

In January 2005, the company entered into another interest rate swap with a notional amount of $70.0 million to fix the interest rate applicable to certain of its variable-rate debt. The notional amount of the swap amortizes consistent with the repayment schedule of the company's senior term loan maturing in November 2009. The agreement swaps one-month LIBOR for a fixed rate of 3.78% and is in effect through November 2009. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. As of April 2, 2005, the fair value of this instrument was $0.8 million. The change in fair value of this swap agreement in the first three months of 2005 was a gain of $0.8 million.

Foreign Exchange Derivative Financial Instruments

The company uses foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward and option purchase contracts outstanding at April 2, 2005, the fair value of these forward contracts was $0.1 million at the end of the quarter:

Sell		Purchase		Maturity

1,400,000	Euro	$1,876,420	U.S. Dollars	April 11, 2005

1,000,000	British Pounds	$1,921,000	U.S. Dollars	April 11, 2005

Item 4. Controls and Procedures

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of April 2, 2005, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended April 2, 2005, there have been no significant changes in the company's internal controls over financial reporting or in other factors that could significantly affect the internal controls subsequent to the date the company completed its evaluation.

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended April 2, 2005, except as follows:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c)	During the first quarter of fiscal 2005, the company issued 2,000 shares of the company's common stock to a division executive, 18,000 shares to a former company director and 15,500 shares to executive and former executive officers pursuant to the exercise of stock options, for $11,800.00, $144,030.00 and $109,468.75, respectively. Such options were granted at exercise prices of $5.90, from $7.50 to $10.51 and $7.0625 per share, respectively. As certificates for the shares were legended and stop transfer instructions were given to the transfer agent, the issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions by an issuer not involving a public offering.

Item 6. Exhibits

Exhibits - The following exhibits are filed herewith:

Exhibit 10.1 - Letter Agreement by and between The Middleby Corporation and William F. Whitman, Jr., dated February 15, 2005 incorporated by reference to the company's Form 8-K Exhibit 10.1, dated February 15, 2005, filed on February 18, 2005.

Exhibit 10.2 - Amended and Restated Management Incentive Compensation Plan dated January 1, 2005, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated February 25, 2005, filed on March 3, 2005.

Exhibit 10.3 - Employment Agreement by and between The Middleby Corporation, Middleby Marshall, Inc. and Timothy J. FitzGerald, dated March 7, 2005, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated March 7, 2005, filed on March 8, 2005.

Exhibit 10.4 - 1998 Stock Incentive Plan Restricted Stock Agreement by and between The Middleby Corporation, Middleby Marshall, Inc. and Selim A. Bassoul, dated January 5, 2005, incorporated by reference to the company's Form 8-K Exhibit 10.2, dated March 7, 2005, filed on March 8, 2005.

Exhibit 31.1 - Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

THE MIDDLEBY CORPORATION (Registrant)

Date: May 12, 2005	By:	/s/ Timothy J. FitzGerald

Timothy J. FitzGerald Vice President, Chief Financial Officer