Form 10-Q
period 2005-07-02
MIDDLEBY CORP
filed 2005-08-10
CIK 769520

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2005

or
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
Yes ☒  No ☐

As of August 5, 2005, there were 7,861,450 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED JULY 2, 2005

INDEX

DESCRIPTION		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	CONDENSED CONSOLIDATED BALANCE SHEETS	1
	July 2, 2005 and January 1, 2005

	CONDENSED CONSOLIDATED STATEMENTS
	OF EARNINGS	2
	July 2, 2005 and July 3, 2004

	CONDENSED CONSOLIDATED STATEMENTS
	OF CASH FLOWS	3
	July 2, 2005 and July 3, 2004

	NOTES TO CONDENSED CONSOLIDATED
	FINANCIAL STATEMENTS	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 4.	Submission of Matters to a Vote of Security Stockholders	26

Item 6.	Exhibits	27

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
(Unaudited)

ASSETS	Jul. 2, 2005	Jan. 1, 2005
Current assets:
Cash and cash equivalents	$3,767	$3,803
Accounts receivable, net of reserve for doubtful accounts of $3,867 and $3,382	33,573	26,612
Inventories, net	34,977	32,772
Prepaid expenses and other	1,241	2,008
Prepaid taxes	726	9,952
Current deferred taxes	8,836	8,865
Total current assets	83,120	84,012

Property, plant and equipment, net of accumulated depreciation of $32,546 and $31,191a	23,080	22,980
Goodwill	81,515	74,761
Other intangibles	26,300	26,300
Other assets	2,107	1,622
Total assets	$216,122	$209,675
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$11,730	$10,480
Accounts payable	13,999	11,298
Accrued expenses	43,488	51,311
Total current liabilities	69,217	73,089

Long-term debt	109,564	113,243
Long-term deferred tax liability	8,002	11,434
Other non-current liabilities	5,007	4,694
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized; 11,714,794 and 11,402,044 shares issued in 2005 and 2004, respectively	117	114
Restricted stock	(15,859)	(4,700)
Paid-in capital	73,814	60,446
Treasury stock at cost; 3,856,344 shares in 2005 and 2004, respectively	(89,650)	(89,650)
Retained earnings	56,678	41,362
Accumulated other comprehensive loss	(768)	(357)
Total stockholders' equity	24,332	7,215
Total liabilities and stockholders' equity	$216,122	$209,675

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jul. 2, 2005	Jul. 3, 2004	Jul. 2, 2005	Jul. 3, 2004

Net sales	$83,912	$72,913	$158,801	$135,376
Cost of sales	51,326	44,120	99,143	83,407
Gross profit	32,586	28,793	59,658	51,969

Selling expenses	8,769	8,327	16,953	15,703
General and administrative expenses	7,480	5,813	14,365	11,509
Income from operations	16,337	14,653	28,340	24,757

Net interest expense and deferred financing amortization	1,698	794	3,484	1,691

(Gain) loss on acquisition financing derivatives	—	2	—	—
Other expense (income), net	(62)	78	(265)	272
Earnings before income taxes	14,701	13,779	25,121	22,794
Provision for income taxes	5,732	5,490	9,804	8,914
Net earnings	$8,969	$8,289	$15,317	$13,880

Net earnings per share:
Basic	$1.19	$0.90	$2.04	$1.50

Diluted	$1.11	$0.82	$1.91	$1.39

Weighted average number of shares
Basic	7,508	9,237	7,490	9,228
Dilutive stock options[1]	542	811	545	780
Diluted	8,050	10,048	8,035	10,008

[1]	There were no anti-dilutive stock options excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	Jul. 2, 2005	Jul. 3, 2004
Cash flows from operating activities-
Net earnings	$15,317	$13,880

Adjustments to reconcile net earnings to cash
provided by operating activities:
Depreciation and amortization	1,800	1,940
Deferred taxes	234	(33)
Unrealized gain on derivative financial instruments	—	—
Equity compensation	1,655	—
Cash effects of changes in -
Accounts receivable, net	(6,072)	(7,279)
Inventories, net	(1,306)	(3,674)
Prepaid expenses and other assets	9,338	565
Accounts payable	1,106	3,417
Accrued expenses and other liabilities	(7,746)	(1,111)

Net cash provided by operating activities	14,326	7,705

Cash flows from investing activities-

Net additions to property and equipment	(600)	(409)
Acquisition of Blodgett	—	(2,000)
Acquisition of Nu-Vu	(12,000)	—

Net cash (used in) investing activities	(12,600)	(2,409)

Cash flows from financing activities-
Net proceeds under revolving credit facilities	2,735	46,815
Repayments under senior secured bank notes	(5,000)	(53,000)
Net proceeds from stock issuances	557	189

Net cash (used in) financing activities	(1,708)	(5,996)

Effect of exchange rates on cash
and cash equivalents	(54)	—

Changes in cash and cash equivalents-

Net (decrease) in cash and cash equivalents	(36)	(700)

Cash and cash equivalents at beginning of year	3,803	3,652

Cash and cash equivalents at end of quarter	$3,767	$2,952

Supplemental disclosure of cash flow information:
Interest paid	$3,199	$1,660
Income tax (refunds) payments	$(690)	$6,985

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2005
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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of July 2, 2005 and January 1, 2005, and the results of operations for the six months ended July 2, 2005 and July 3, 2004 and cash flows for the six months ended July 2, 2005 and July 3, 2004.

B)	Stock-Based Compensation

The company maintains a 1998 Stock Incentive Plan (the "Plan"), as amended on May 11, 2005, under which the Company's Board of Directors issues stock options and stock grants to key employees. Stock options issued under the plan provide key employees with rights to purchase shares of common stock at specified exercise prices. Options may be exercised upon certain vesting requirements being met, but expire to the extent unexercised within a maximum of ten years from the date of grant. During the second quarter of 2005 the company issued 100,000 stock options with a strike price of $52.99 per share. Stock grants issued are issued under the plan to key employees and are transferable upon certain vesting requirements being met. As of the second quarter ended July 2, 2005, a total of 350,000 restricted stock grants were issued, all of which were unvested.

As permitted under Statement of Financial Accounting Standards ("SFAS") No 123: "Accounting for Stock Based Compensation", the company has elected to follow APB Opinion No. 25: "Accounting for Stock Issued to Employees" in accounting for stock-based awards to employees and directors. In accordance with APB No. 25, the company establishes the value of restricted stock grants based upon the market value of the stock at the time of issuance. The value of the restricted stock grant is reflected as a separate component reducing shareholders' equity with an offsetting increase to Paid-in Capital. The value of the stock grant is amortized and recorded as compensation expense over the applicable vesting period. During the three and six month periods ended July 2, 2005, the restricted stock grants issued amounted to $5.3 million and $12.8 million, respectively. Additionally, the company recorded compensation expense associated with stock grants amounting to $0.8 million and $1.7 million for the three months and six months ended July 2, 2005, respectively.

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

For purposes of these interim pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The company’s pro forma net earnings and per share data utilizing a fair value based method is as follows:

	Three Months Ended		Six Months Ended
	Jul. 2, 2005	Jul. 3, 2004	Jul. 2, 2005	Jul. 3, 2004
	(in thousands, except per share data)

Net income - as reported	$8,969	$8,289	$15,317	$13,880
Less: Stock-based employee
compensation expense, net
of taxes	(184)	(110)	(316)	(224)

Net income - pro forma	$8,785	$8,179	$15,001	$13,656

Earnings per share - as reported:
Basic	$1.19	$0.90	$2.04	$1.50
Diluted	1.11	0.82	1.91	1.39

Earnings per share - pro forma:
Basic	$1.17	$0.89	$2.00	$1.48
Diluted	1.09	0.81	1.87	1.36

2)	Acquisition

On January 7, 2005, Middleby Marshall Holdings, LLC, a wholly-owned subsidiary of the company, completed its acquisition of the assets of Nu-Vu Foodservice Systems ("Nu-Vu"), a leading manufacturer of baking ovens, from Win-Holt Equipment Corporation ("Win-Holt") for an aggregate purchase price of $12.0 million in cash. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreement.

The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the preliminary estimate of the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the April 2, 2005 financial statements. The allocation of the purchase price to the assets, liabilities and intangible assets is under review and is subject to change based upon the results of further evaluation. Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill in conjunction with the Nu-Vu acquisition is subject to the nonamortization provisions of SFAS No. 142 from the date of acquisition.

The allocation of net cash paid for the Nu-Vu acquisition as of July 2, 2005 is summarized as follows (in thousands):

Current assets	$2,556
Property, plant and equipment	1,178
Deferred taxes	3,637
Goodwill	6,754
Liabilities	(2,125)
Total purchase price	$12,000

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that these items be recognized as current period costs and also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company will apply this guidance prospectively. The company is continuing its process of determining what impact the application of this guidance will have on the company's financial position, results of operations or cash flows.

In December 2004, the FASB issued a revision to SFAS No. 123 "Accounting for Stock Based Compensation". This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement is effective for annual periods beginning after June 15, 2005. The company will apply this guidance prospectively. The company is continuing its process of determining what impact the application of this guidance will have on the company's financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement replaces ABP Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in accounting principles. This statement applies to all voluntary changes in accounting principles. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The company will apply this guidance prospectively.

5)	Other Comprehensive Income

The company reports changes in equity during a period, except those resulting from investment by owners and distribution to owners, in accordance with SFAS No. 130, "Reporting Comprehensive Income."

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jul. 2, 2005	Jul. 3, 2004	Jul. 2, 2005	Jul. 3, 2004

Net earnings	$8,969	$8,289	$15,317	$13,880
Cumulative translation adjustment	(327)	(33)	(683)	(12)
Minimum pension liability	—	—	—	10
Unrealized (loss) gain on interest rate swap	(231)	276	272	341

Comprehensive income	$8,411	$8,532	$14,906	$14,219

Accumulated other comprehensive loss is comprised of minimum pension liability of $(1.0) million as of July 2, 2005 and January 1, 2005, foreign currency translation adjustments of $(0.1) million as of July 2, 2005 and $0.6 million as of January 1, 2005, and an unrealized gain on a interest rate swap of $0.3 million as of July 2, 2005 and less than $0.1 million as of January 1, 2005.

6)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $14.4 million at July 2, 2005 and $14.4 million at January 1, 2005 and represented approximately 41% and 44% of the total inventory in each respective period. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at July 2, 2005 and January 1, 2005 are as follows:

	Jul. 2, 2005	Jan. 1, 2005
	(in thousands)
Raw materials and parts	$7,083	$7,091
Work-in-process	4,600	5,492
Finished goods	23,505	19,971

	35,188	32,554
LIFO adjustment	(211)	218

	$34,977	$32,772

7)	Accrued Expenses

Accrued expenses consist of the following:

	Jul. 2, 2005	Jan. 1, 2005
	(in thousands)

Accrued warranty	$10,849	$10,563
Accrued payroll and related expenses	8,757	12,493
Accrued customer rebates	6,678	9,350
Accrued income taxes	4,620	4,321
Accrued product liability and workers comp	1,312	1,828
Accrued pension settlement	—	3,637
Other accrued expenses	11,272	9,119

	$43,488	$51,311

8)	Warranty Costs

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

A rollforward of the warranty reserve is as follows:

Six Months Ended
Jul. 2, 2005
(in thousands)

Beginning balance	$10,563
Warranty expense	4,732
Warranty claims	(4,446)
Ending balance	$10,849

9)	Financing Arrangements

	Jul. 2, 2005	Jan. 1, 2005
	(in thousands)

Senior secured revolving credit line	$54,000	$51,265
Senior secured bank term loans	65,000	70,000
Other note	2,294	2,458

Total debt	$121,294	$123,723

Less: Current maturities of long-term debt	11,730	10,480

Long-term debt	$109,564	$113,243

As of July 2, 2005, the company had $119.0 million outstanding under its senior banking facility, including $65.0 million of a term loan and $54.0 million of borrowings under the revolving credit line. As of July 2, 2005, the company had $37.0 million of availability under the revolving credit line. The company also had $4.0 million in outstanding letters of credit.

Borrowings under the senior secured credit facility are assessed at an interest rate of 1.5% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate plus 0.5% for short term borrowings. At July 2, 2005, the average interest rate on the senior debt amounted to 4.88%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.30% as of July 2, 2005.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In February 2003, the company entered into an interest rate swap agreement for a notional amount of $10.0 million. This agreement swaps one-month LIBOR for a fixed rate of 2.36% and remains in effect through December 2005. In January 2005, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swaps one-month LIBOR for a fixed rate of 3.78%. The notional amount amortizes consistent with the repayment schedule of the company's term loan maturing November 2009. The unamortized notational amount of this swap as of July 2, 2005 was $65.0 million.

In 2004, the company entered into a promissory note in conjunction with the release and early termination of obligations under a lease agreement relative to a manufacturing facility in Shelburne, Vermont. At July 2, 2005, the note amounted to $2.3 million. The note is assessed interest at 4.0% above LIBOR with an interest rate cap of 9.0%. At July 2, 2005, the interest rate on the note was approximately 7.3%. The note amortizes monthly and matures in December 2009.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At July 2, 2005, the company was in compliance with all covenants pursuant to its borrowing agreements.

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

All actions pertaining to the company’s integration initiatives have been completed. At this time, management believes the remaining reserve balance is adequate to cover the remaining costs identified at July 2, 2005.

A summary of the reserve balance activity related to facility closure and lease obligation is as follows:

Six Months Ended
Jul. 2, 2005
(in thousands)

Beginning balance	$2,788
Cash payments	105
Ending balance	$2,683

11)	Financial Instruments

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

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of July 2, 2005 the company had forward contracts to purchase $3.5 million U.S. Dollars with various foreign currencies, all of which mature in the next fiscal quarter. The fair value of these forward contracts was $0.1 million at the end of the quarter.

Interest Rate: In February 2003 in accordance with the senior bank agreement, the company entered into an interest rate swap agreement with a notional amount of $10.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 2.36% and is in effect through December 30, 2005. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. As of July 2, 2005, the fair value of this instrument was $0.1 million. There was no change in the fair value of this swap agreement in the first six months of 2005.

In January 2005, the company entered into another interest rate swap with a notional amount of $70.0 million to fix the interest rate applicable to certain of its variable-rate debt. The notional amount of the swap amortizes consistent with the repayment schedule of the company's senior term loan maturing in November 2009. As of July 2, 2005, the unamortized balance of the interest rate swap was $65.0 million. The agreement swaps one-month LIBOR for a fixed rate of 3.78% and is in effect through November 2009. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. As of July 2, 2005, the fair value of this instrument was $0.4 million. The change in fair value of this swap agreement in the first six months of 2005 was a gain of $0.4 million.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jul. 2, 2005		Jul. 3, 2004		Jul. 2, 2005		Jul. 3, 2004
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Divisions:
Cooking Systems Group:
Core cooking equipment	$59,556	71.0	$52,033	71.4	$114,858	72.3	$95,967	70.9
Conveyor oven equipment	14,601	17.4	14,915	20.4	27,439	17.2	26,847	19.8
Counterline cooking equipment	3,394	4.0	2,475	3.4	6,271	4.0	5,079	3.7
International specialty equipment	2,401	2.9	1,775	2.4	4,871	3.1	3,460	2.6
Cooking Systems Group	79,952	95.3	71,198	97.6	153,439	96.6	131,353	97.0

International Distribution Division (1)	13,568	16.2	10,759	14.8	25,712	16.2	20,731	15.3

Intercompany sales (2)	(9,608)	(11.5)	(9,044)	(12.4)	(20,350)	(12.8)	(16,708)	(12.3)
Total	$83,912	100.0%	$72,913	100.0%	$158,801	100.0%	$135,376	100.0%

(1)	Consists of sales of products manufactured by Middleby and products anufactured by third parties.

(2)	Represents the elimination of sales amongst the Cooking Systems Group and from the Cooking Systems Group to the International Distribution Division.

The following table summarizes the results of operations for the company's business segments(1)(in thousands):

	Cooking Systems Group	International Distribution	Corporate and Other(2)	Eliminations(3)	Total
Three months ended July 2, 2005
Net sales	$79,952	$13,568	$—	$(9,608)	$83,912
Operating income	19,048	804	(3,997)	482	16,337
Depreciation expense	762	35	12	—	809
Net capital expenditures	184	32	63	—	279

Six months ended July 2, 2005
Net sales	$153,439	$25,712	$—	$(20,350)	$158,801
Operating income	34,420	1,469	(6,885)	(664)	28,340
Depreciation expense	1,581	72	23	—	1,676
Net capital expenditures	550	27	23	—	600

Total assets	193,439	25,003	3,119	(5,439)	216,122
Long-lived assets(4)	128,430	360	4,212	—	133,002

Three months ended July 3, 2004
Net sales	$71,198	$10,759	$—	$(9,044)	$72,913
Operating income	16,229	405	(1,381)	(600)	14,653
Depreciation expense	888	38	(64)	—	862
Net capital expenditures	240	50	48	—	338

Six months ended July 3, 2004
Net sales	$131,353	$20,731	$—	$(16,708)	$135,376
Operating income	27,997	821	(3,311)	(750)	24,757
Depreciation expense	1,779	71	(129)	—	1,721
Net capital expenditures	254	98	57	—	409

Total assets	179,182	21,864	12,745	(10,982)	202,809
Long-lived assets(4)	122,385	387	3,459	—	126,231

(1)
Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, gains and losses on acquisition financing derivatives, and other income and expenses items outside of income from operations.

(2)	Includes corporate and other general company assets and operations.

(3)
Includes elimination of intercompany sales, profit in inventory and intercompany receivables.
Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

(4)	Long-lived assets of the Cooking Systems Group includes assets located in the Philippines which amounted to $2,083 and $2,283 in 2005 and 2004, respectively.

Net sales by major geographic region, including those sales from the Cooking Systems Group direct to international customers, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jul. 2, 2005	Jul. 3, 2004	Jul. 2, 2005	Jul. 2, 2005
United States and Canada	$69,153	$61,044	$130,468	$112,256
Asia	5,202	4,520	10,628	8,588
Europe and Middle East	6,818	5,317	12,946	10,955
Latin America	2,739	2,032	4,759	3,577

Net sales	$83,912	$72,913	$158,801	$135,376

13)	Employee Retirement Plans

The company maintains a non-contributory defined benefit plan for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 30, 2002 and no further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 30, 2002 upon reaching retirement age. The employees participating in the defined benefit plan were enrolled in a newly established 401K savings plan on July 1, 2002. The defined benefit plan continues to be funded in accordance with provisions of the Employee Retirement Income Security Act of 1974. Company funding contributions amounted to $216,000 in fiscal 2004 and $280,000 in fiscal 2003. The anticipated minimum funding requirement for fiscal 2005 is approximately $285,000 of which $142,000 was funded during the six-month period ended July 2, 2005.

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

The net pension expense for the first six months of 2005 for these plans was as follows:

	Union	Directors
	Plan	Plans

Service cost	$—	$227,590
Interest on benefit obligations	121,633	7,129
Return on assets	(107,301)	—
Net amortization and deferral	65,912	—

Net pension expense	$80,244	$234,719

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jul. 2, 2005		Jul. 3, 2004		Jul. 2, 2005		Jul. 3, 2004
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Divisions:
Cooking Systems Group:
Core cooking equipment	$59,556	71.0	$52,033	71.4	$114,858	72.3	$95,967	70.9
Conveyor oven equipment	14,601	17.4	14,915	20.4	27,439	17.2	26,847	19.8
Counterline cooking equipment	3,394	4.0	2,475	3.4	6,271	4.0	5,079	3.7
International specialty equipment	2,401	2.9	1,775	2.4	4,871	3.1	3,460	2.6
Cooking Systems Group	79,952	95.3	71,198	97.6	153,439	96.6	131,353	97.0

International Distribution Division (1)	13,568	16.2	10,759	14.8	25,712	16.2	20,731	15.3

Intercompany sales (2)	(9,608)	(11.5)	(9,044)	(12.4)	(20,350)	(12.8)	(16,708)	(12.3)
Total	$83,912	100.0%	$72,913	100.0%	$158,801	100.0%	$135,376	100.0%

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Represents the elimination of sales amongst the Cooking Systems Group and from the Cooking Systems Group to the International Distribution Division.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended		Six Months Ended
	Jul. 2, 2005	Jul. 3, 2004	Jul. 2, 2005	Jul. 3, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.2	60.5	62.4	61.6
Gross profit	38.8	39.5	37.6	38.4
Selling, general and administrative expenses	19.4	19.4	19.8	20.1
Income from operations	19.4	20.1	17.8	18.3
Interest expense and deferred financing amortization, net	2.0	1.1	2.2	1.2
Loss (gain) on acquisition financings derivatives	—	—	—	—
Other expense, net	(0.1)	0.1	(0.2)	0.2
Earnings before income taxes	17.5	18.9	15.8	16.9
Provision for income taxes	6.8	7.5	6.2	6.6
Net earnings	10.7%	11.4%	9.6%	10.3%

Three Months Ended July 2, 2005 Compared to Three Months Ended July 3, 2004

NET SALES. Net sales for the second quarter of fiscal 2005 were $83.9 million as compared to $72.9 million in the second quarter of 2004.

Net sales at the Cooking Systems Group amounted to $80.0 million in the second quarter of 2005 as compared to $71.2 million in the prior year quarter.

•
Core cooking equipment sales increased by $7.6 million to $59.6 million from $52.0 million, primarily due to increased fryer, convection oven, and cooking range sales. Sales for the quarter benefited from a higher order backlog carried from the first quarter due to customers ordering in advance of first quarter price increases. The increase in sales includes $4.0 million of sales associated with the Nu-Vu product lines, which were acquired on January 7, 2005.

•	Conveyor oven equipment sales decreased $0.3 million to $14.6 million from $14.9 million in the prior year quarter.

•
Counterline cooking equipment sales increased to $3.4 million from $2.5 million in the prior year quarter due to increased sales of a new series of counter griddles and charbroilers introduced in the second quarter of 2004.

•	International specialty equipment sales increased to $2.4 million compared to $1.8 million in the prior year quarter due to the introduction of a new product line of counter griddles and charbroilers.

Net sales at the International Distribution Division increased by $2.8 million to $13.6 million, reflecting higher sales in Asia, Latin America and Europe. International sales benefited from expansion of the U.S. chains overseas and increased business with local and regional restaurant chains in developing markets.

GROSS PROFIT. Gross profit increased to $32.6 million from $28.8 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate was 38.8% in the quarter as compared to 39.5% in the prior year quarter. The net decrease in the gross margin rate reflects:

•	The adverse impact from higher steel prices.

•	Lower gross margins associated with the newly acquired Nu-Vu Foodservice Systems product lines.

•	Increased sales volumes that benefited manufacturing efficiencies and provided for greater leverage of fixed manufacturing costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $14.1 million in the second quarter of 2004 to $16.2 million in the second quarter of 2005. As a percentage of net sales, operating expenses amounted to 19.4% in both the second quarter of 2005 and the second quarter of 2004. Selling expenses increased from $8.3 million to $8.8 million, reflecting higher commission costs associated with the increased sales volumes. General and administrative expenses increased from $5.8 million to $7.5 million due to an increase of $0.8 million in non-cash equity based compensation and increased costs of $0.2 million associated with the newly acquired Nu-Vu Foodservice operations. Quarterly general and administrative expenses also included costs of approximately $0.1 million associated with the company's second quarter registration statement.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $1.7 million from $0.8 million in the prior year as a result of higher debt balances resulting from the December 2004 share repurchase transaction. Other income was $0.1 million in the current year related to foreign exchange gains compared to other expense of $0.1 million in the prior year and primarily consisted of foreign exchange losses.

INCOME TAXES. A tax provision of $5.7 million, at an effective rate of 39%, was recorded during the quarter as compared to a $5.5 million provision at a 39% effective rate in the prior year quarter.

Six Months Ended July 2, 2005 Compared to Six Months Ended July 3, 2004

NET SALES. Net sales for the six-month period ended July 2, 2005 were $158.8 million as compared to $135.4 million in the six-month period ended July 3, 2004.

Net sales at the Cooking Systems Group amounted to $153.4 million in the six-month period ended July 2, 2005 as compared to $131.4 million in the six-month period ended July 3, 2004.

•
Core cooking equipment sales increased by $18.9 million to $114.9 million from $96.0 million, primarily due to increased fryer, convection oven, and cooking range sales resulting from new product introductions and increased purchases from major and regional restaurant chain customers due to new store openings and increased replacement business. Sales in the first half of 2005 were accelerated due to customers ordering in advance of first quarter price increases. The increase in sales includes $7.4 million of sales associated with the Nu-Vu product lines, which were acquired on January 7, 2005.

•	Conveyor oven equipment sales increased $0.6 million to $27.4 million from $26.8 million in the prior year period.

•	Counterline cooking equipment sales increased to $6.3 million from $5.1 million in the prior year quarter due to the introduction of a new series of counter griddles and charbroilers.

•	International specialty equipment sales increased to $4.9 million compared to $3.5 million in the prior year quarter due to the introduction of a new product line of counter griddles and charbroilers.

Net sales at the International Distribution Division increased by $5.0 million to $25.7 million, reflecting higher sales in Asia, Latin America and Europe. International sales benefited from expansion of the U.S. chains overseas and increased business with local and regional restaurant chains in developing markets.

GROSS PROFIT. Gross profit increased to $59.7 million from $52.0 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate was 37.6% in the quarter as compared to 38.4% in the prior year quarter. The net decrease in the gross margin rate reflects:

•	The adverse impact from higher steel prices.

•	Lower gross margins associated with the newly acquired Nu-Vu Foodservice Systems product lines.

•	Increased sales volumes that benefited manufacturing efficiencies and provided for greater leverage of fixed manufacturing costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $27.2 million in the six-month period ended July 3, 2004 to $31.3 million in the six-month period ended July 2, 2005. As a percentage of net sales, operating expenses amounted to 19.8% in the six-month period ended July 2, 2005 versus 20.1% in the six-month period ended July 3, 2004 reflecting greater leverage on higher sales volumes. Selling expenses increased from $15.7 million to $17.0 million, reflecting higher commission costs associated with the increased sales volumes. General and administrative expenses increased from $11.5 million to $14.4 million due to an increase of $1.6 million in non-cash equity based compensation and increased costs of $0.4 million associated with the newly acquired Nu-Vu Foodservice operations.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $3.5 million from $1.7 million in the prior year as a result of higher debt balances resulting from the December 2004 share repurchase transaction. Other income was $0.3 million in the current year related to foreign exchange gains compared to other expense of $0.3 million in the prior year, which primarily consisted of foreign exchange losses.

INCOME TAXES. A tax provision of $9.8 million, at an effective rate of 39%, was recorded for the first six months of 2005 as compared to a $8.9 million provision at a 39% effective rate in the prior year period.

Financial Condition and Liquidity

During the six months ended July 2, 2005, cash and cash equivalents remained unchanged at $3.8 million at July 2, 2005 and January 1, 2005. Net borrowings decreased from $123.7 million at January 1, 2005 to $121.3 million at July 2, 2005.

OPERATING ACTIVITIES. Net cash provided by operating activities after changes in assets and liabilities was $14.3 million as compared to $7.7 million in the prior year period.

During the six months ended July 2, 2005, working capital levels increased due to the higher sales volumes and increased seasonal working capital needs, which historically peak in the second quarter. The changes in working capital included a $6.1 million increase in accounts receivable, a $1.3 million increase in inventory and a $1.1 million increase in accounts payable. The reduction in prepaid expenses of $9.3 million reflects the utilization and refund of year-end prepaid tax balances, which benefited cash flows in the first half of 2005. Accrued expenses and other liabilities decreased by $7.7 million primarily as a result of the payment of annual rebate programs and incentive programs related to fiscal 2004. The reduction in accrued liabilities also includes a decrease in accrued pension liabilities associated with the payout of the former Chairman's retirement obligations.

INVESTING ACTIVITIES. During the six months ending July 2, 2005, net cash used in investing activities was $12.6 million. This included $12.0 million associated with the acquisition of the assets of Nu-Vu Foodservice Systems and $0.6 million of property additions.

FINANCING ACTIVITIES. Net cash flows used in financing activities were $1.7 million during the six months ending July 2, 2005. The net reduction in debt reflects $2.7 million in borrowings under the revolving credit facility and $5.0 million of repayments of the term loan. The net change in debt during the first six months of 2005 reflects debt repayments utilizing cash generated from operating activities net of borrowings to fund the $12.0 acquisition of Nu-Vu.

At July 2, 2005, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that these items be recognized as current period costs and also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company will apply this guidance prospectively. The company is continuing process of determining what impact the application of this guidance will have on the company's financial position, results of operations or cash flows.

In December 2004, the FASB issued a revision to SFAS No. 123 "Accounting for Stock Based Compensation". This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement is effective for annual periods beginning after June 15, 2005. The company will apply this guidance prospectively. The company is continuing process of determining what impact the application of this guidance will have on the company's financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement replaces ABP Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The company will apply this guidance prospectively.

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

Contractual Obligations

The company's contractual cash payment obligations are set forth below (in thousands):

				Total
			Idle	Contractual
	Long-term	Operating	Facility	Cash
	Debt	Leases	Leases	Obligations

Less than 1 year	$11,730	$748	$394	$12,872
1-3 years	29,710	794	741	31,245
4-5 years	79,854	530	787	81,171
After 5 years	—	125	1,990	2,115

	$121,294	$2,197	$3,912	$127,403

Idle facility lease consists of an obligation for a manufacturing location that was exited in conjunction with the company's manufacturing consolidation efforts. This lease obligation continues through December 2014. This facility has been subleased. The obligation presented above does not reflect any anticipated sublease income from the facilities.

The company maintains a non-contributory defined benefit plan for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 30, 2002 and no further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 30, 2002 upon reaching retirement age. The employees participating in the defined benefit plan were enrolled in a newly established 401K savings plan on July 1, 2002. As of January 1, 2005, the unfunded benefit obligation under the pension plan was $1.0 million. The defined benefit plan continues to be funded in accordance with provisions of the Employee Retirement Income Security Act of 1974. Company funding contributions amounted to $216,000 in fiscal 2004 and $280,000 in fiscal 2003. The anticipated minimum funding requirement for fiscal 2005 is approximately $285,000 of which $142,000 was funded during the six-month period ending July 2, 2005.

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

The company has $4.0 million in outstanding letters of credit, which expire on July 2, 2006 with an automatic one-year renewal, to secure potential obligations under insurance programs.

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

	Fixed	Variable
	Rate	Rate
Twelve Month Period Ending	Debt	Debt
	(in thousands)

June 30, 2006	$—	$11,730
June 30, 2007	—	14,230
June 30, 2008	—	15,480
June 30, 2009	—	16,730
June 30, 2010	—	63,124

	$—	$121,294

During the fourth quarter of 2004, the company entered into a new $160.0 million senior secured credit facility in order to increase the company's borrowing availability. Terms of the agreement provided for $70.0 million of term loans and $90.0 million of availability under a revolving credit line. As of July 2, 2005, the company had $119.0 million outstanding under this facility, including $65.0 million of a term loan and $54.0 million of borrowings under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate at 1.5% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate plus 0.5% for short-term borrowings. At July 2, 2005, the average interest rate on the senior debt amounted to 4.88%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.30% as of July 2, 2005.

In November 2004, the company entered into a promissory note in conjunction with the release and early termination of obligations under a lease agreement relative to a manufacturing facility in Shelburne, Vermont. At July 2, 2005, the balance due on the note amounted to $2.3 million. The note is assessed interest at 4.0% above LIBOR with an interest rate cap of 9.0%. At July 2, 2005 the interest rate on the note was approximately 7.3%. The note amortizes monthly and matures in December 2009.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In February 2003, the company entered into an interest rate swap agreement for a notional amount of $10.0 million. This agreement swaps one-month LIBOR for a fixed rate of 2.36% and remains in effect through December 2005. In January 2005, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swaps one-month LIBOR for a fixed rate of 3.78%. The notional amount amortizes consistent with the repayment schedule of the company's term loan maturing November 2009. The unamortized notational amount of this swap as of July 2, 2005 was $65.0 million.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At July 2, 2005, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

In February 2003, the company entered into an interest rate swap agreement with a notional amount of $10.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 2.36% and is in effect through December 30, 2005. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. As of July 2, 2005, the fair value of this instrument was $0.1 million. There was no change in the fair value of this swap agreement in the first six months of 2005.

In January 2005, the company entered into another interest rate swap with a notional amount of $70.0 million to fix the interest rate applicable to certain of its variable-rate debt. The notional amount of the swap amortizes consistent with the repayment schedule of the company's senior term loan maturing in November 2009. The agreement swaps one-month LIBOR for a fixed rate of 3.78% and is in effect through November 2009. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. As of July 2, 2005, the fair value of this instrument was $0.4 million. The change in fair value of this swap agreement in the first six months of 2005 was a gain of $0.4 million.

Foreign Exchange Derivative Financial Instruments

The company uses foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward and option purchase contracts outstanding at July 2, 2005, the fair value of these forward contracts was $0.1 million at the end of the quarter:

Sell		Purchase		Maturity

1,400,000	Euro	$1,699,600	U.S. Dollars	July 15, 2005
1,000,000	British Pounds	$1,807,100	U.S. Dollars	July 15, 2005

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

As of July 2, 2005, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended July 2, 2005, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended July 2, 2005, except as follows:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal 2005, the company issued 27,250 shares of the company’s common stock to division executives, company directors and a former executive officers pursuant to the exercise of stock options. The following summarizes those transactions.

Date	Class of persons	Number of Shares	Exercise Price	Amount
April 4, 2005	division executive	2,000	5.90	$11,800.00
April 11, 2005	former executive officer	2,000	5.90	$11,800.00
April 11, 2005	former executive officer	1,000	10.51	$10,510.00
April 11, 2005	former executive officer	3,667	18.47	$67,729.49
April 15, 2005	company director	3,000	6.00	$18,000.00
April 15, 2005	company director	3,000	10.51	$31,530.00
April 21, 2005	former executive officer	3,333	18.47	$61,560.00
April 21, 2005	company director	5,000	7.50	$37,500.00
April 21, 2005	company director	3,000	6.00	$18,000.00
April 29, 2005	division executive	1,250	18.47	$23,087.50

The issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions by an issuer not involving a public offering as such certificates for the shares were legended and stop transfer instructions were given to the transfer agent.

Item 4. Submission of Matters to a Vote of Security Holders

On May 19, 2005, the company held its 2005 Annual Meeting of Stockholders. The following persons were elected as directors to hold office until the 2006 Annual Meeting of Stockholders:
Selim A. Bassoul, Robert B. Lamb, John R. Miller III, Gordon O'Brien, Philip G. Putnam, Sabin C. Streeter and Robert L. Yohe. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

Nominee	For	Withheld	Abstained
Bassoul	5,452,072	19,030	0
Lamb	5,453,190	17,912	0
Miller	5,452,408	18,694	0
O'Brien	5,439,465	31,637	0
Putnam	5,454,747	16,355	0
Streeter	5,454,278	16,824	0
Yohe	5,451,992	19,110	0

The stockholders voted to approve the ratification of the selection of Deloitte and Touche LLP as independent auditors for the company for the fiscal year ending December 31, 2005. 5,471,103 shares were cast for such election, 18,166 shares were cast against such election, and 3,432 shares abstained.

The stockholders voted to amend and restate the Management Incentive Compensation Plan. 5,471,100 shares were cast for election, 127,922 shares were cast against such election, and 11,815 shares abstained.

The stockholders voted to amend the 1998 Stock Incentive Plan. 3,534,584 shares were cast for election, 1,122,649 shares were cast against such election, and 13,016 shares abstained.

The stockholders voted to amend the company's charter to remove obsolete provisions and to clarify certain existing provisions. 5,471,102 shares were cast for election, 1,092,258 shares were cast against such election, and 7,001 shares abstained.

The stockholders voted to amend the company's charter to grant the Board of Directors the authority to adopt, amend, alter or repel the company's bylaws. 5,471,100 shares were cast for election, 1,184,573 shares were cast against such election, and 9,863 shares abstained.

Item 6. Exhibits

Exhibits - The following exhibits are filed herewith:

Exhibit 3.1 -
Restated Certificate of Incorporation of The Middleby Corporation, effective as of May 13, 2005, incorporated by reference to the company's Form 8-K Exhibit 3.1, dated April 29, 2005, filed on May 17, 2005.

Exhibit 3.2 -	Amended and Restated Bylaws of The Middleby Corporation, effective as of May 13, 2005, incorporated by reference to the company's Form 8-K Exhibit 3.2, dated April 29, 2005, filed on May 17, 2005.

Exhibit 10.1 -	Form of Non-Qualified Stock Option Agreement, incorporated by reference to the company's Form 8-K Exhibit 10.1, filed on May 5, 2005.

Exhibit 10.2 -	Form of Confidentiality and Non-Competition Agreement, incorporated by reference to the company's Form 8-K Exhibit 10.2, filed on May 5, 2005.

Exhibit 10.3 -
The Middleby Corporation Amended and Restated Management Incentive Compensation Plan, effective as of January 1, 2005, incorporated by reference to the company's Form 8-K Exhibit 3.2, dated April 29, 2005, filed on May 17, 2005.

Exhibit 10.4 -
Amendment to The Middleby Corporation 1998 Stock Incentive Plan, effective as of January 1, 2005, incorporated by reference to the company's Form 8-K Exhibit 3.2, dated April 29, 2005, filed on May 17, 2005.

Exhibit 10.5 -
Letter agreement by and between The Middleby Corporation and A. Don Lummus, dated June 9, 2005, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated June 9, 2005, filed on June 9, 2005.

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

THE MIDDLEBY CORPORATION (Registrant)

Date August 10, 2005	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President, Chief Financial Officer