Form 10-Q
period 2005-10-01
MIDDLEBY CORP
filed 2005-11-10
CIK 769520

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2005

or

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
Yes ☒  No ☐

As of November 5, 2005, there were 7,881,950 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED OCTOBER 1, 2005
INDEX

DESCRIPTION		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	CONDENSED CONSOLIDATED BALANCE SHEETS	1
	October 1, 2005 and January 1, 2005

	CONDENSED CONSOLIDATED STATEMENT OF EARNINGS	2
	October 1, 2005 and October 2, 2004

	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS	3
	October 1, 2005 and October 2, 2004

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	27

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
(Unaudited)

ASSETS	Oct. 1, 2005	Jan. 1, 2005
Current assets:
Cash and cash equivalents	$3,273	$3,803
Accounts receivable, net of reserve for doubtful accounts of $3,541 and $3,382	35,752	26,612
Inventories, net	31,981	32,772
Prepaid expenses and other	1,134	2,008
Prepaid taxes	70	9,952
Current deferred taxes	10,593	8,865
Total current assets	82,803	84,012
Property, plant and equipment, net of accumulated depreciation of $32,916 and $31,191	22,824	22,980
Goodwill	78,970	74,761
Other intangibles	28,488	26,300
Other assets	2,555	1,622
Total assets	$215,640	$209,675

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$12,355	$10,480
Accounts payable	14,039	11,298
Accrued expenses	48,166	51,311
Total current liabilities	74,560	73,089
Long-term debt	91,744	113,243
Long-term deferred tax liability	5,978	11,434
Other non-current liabilities	4,924	4,694
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized; 11,731,594 and 11,402,044 shares issued in 2005 and 2004, respectively	117	114
Restricted stock	(15,032)	(4,700)
Paid-in capital	77,070	60,446
Treasury stock at cost; 3,856,344 shares in 2005 and 2004, respectively	(89,650)	(89,650)
Retained earnings	66,306	41,362
Accumulated other comprehensive loss	(377)	(357)
Total stockholders' equity	38,434	7,215
Total liabilities and stockholders' equity	$215,640	$209,675

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct. 1, 2005	Oct. 2, 2004	Oct. 1, 2005	Oct. 2, 2004

Net sales	$80,937	$70,620	$239,738	$205,996
Cost of sales	48,461	44,226	147,604	127,633
Gross profit	32,476	26,394	92,134	78,363

Selling expenses	8,710	7,637	25,663	23,340
General and administrative expenses	7,482	6,175	21,847	17,684
Income from operations	16,284	12,582	44,624	37,339

Net interest expense and deferred financing amortization	1,579	643	5,063	2,334
(Gain) on acquisition financing derivatives	—	(96)	—	(96)
Other expense, net	312	45	47	317
Earnings before income taxes	14,393	11,990	39,514	34,784
Provision for income taxes	4,765	1,622	14,569	10,536
Net earnings	$9,628	$10,368	$24,945	$24,248

Net earnings per share:
Basic	$1.28	$1.12	$3.33	$2.63
Diluted	$1.19	$1.03	$3.09	$2.42

Weighted average number of shares
Basic	7,516	9,241	7,499	9,232
Dilutive stock options[1]	594	799	561	787
Diluted	8,110	10,040	8,060	10,019

1 There were no anti-dilutive stock options excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	Oct. 1, 2005	Oct. 2, 2004
Cash flows from operating activities-
Net earnings	$24,945	$24,248
Adjustments to reconcile net earnings to cash
provided by operating activities:
Depreciation and amortization	2,597	2,758
Deferred taxes	(1,088)	1,029
Unrealized gain on derivative financial instruments	—	(96)
Equity compensation	2,482	—
Cash effects of changes in -
Accounts receivable, net	(8,218)	(6,202)
Inventories, net	1,761	(5,705)
Prepaid expenses and other assets	10,632	(55)
Accounts payable	1,137	3,141
Accrued expenses and other liabilities	(3,466)	(145)
Net cash provided by operating activities	30,782	18,973
Cash flows from investing activities-
Net additions to property and equipment	(1,085)	(600)
Acquisition of Blodgett	—	(2,000)
Acquisition of Nu-Vu	(11,450)	—
Net cash (used in) investing activities	(12,535)	(2,600)
Cash flows from financing activities-
Net proceeds(repayments) under revolving credit facilities	(11,915)	39,115
(Repayments) under senior secured bank notes	(7,500)	(53,000)
Payment of special dividend	—	(3,696)
Net proceeds from stock issuances	717	189
Net cash (used in) financing activities	(18,698)	(17,392)
Effect of exchange rates on cash
and cash equivalents	(79)	—
Changes in cash and cash equivalents-
Net (decrease) in cash and cash equivalents	(530)	(1,019)
Cash and cash equivalents at beginning of year	3,803	3,652
Cash and cash equivalents at end of quarter	$3,273	$2,633
Supplemental disclosure of cash flow information:
Interest paid	$4,530	$2,195
Income tax (refunds) payments	$4,535	$11,428

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2005
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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of October 1, 2005 and January 1, 2005, and the results of operations for the three and nine months ended October 1, 2005 and October 2, 2004 and cash flows for the nine months ended October 1, 2005 and October 2, 2004.

B) Stock-Based Compensation

The company maintains a 1998 Stock Incentive Plan (the "Plan"), as amended on May 11, 2005, under which the Company's Board of Directors issues stock grants and stock options to key employees.

Stock Grants: Stock grants issued are issued under the plan to key employees and are transferable upon certain vesting requirements being met. As of the third quarter ended October 1, 2005, a total of 350,000 restricted stock grants were issued, all of which were unvested.

As permitted under Statement of Financial Accounting Standards ("SFAS") No 123: "Accounting for Stock Based Compensation", the company has elected to follow APB Opinion No. 25: "Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for stock-based awards to employees and directors. In accordance with APB No. 25, the company establishes the value of restricted stock grants based upon the market value of the stock at the time of issuance. The value of the restricted stock grant is reflected as a separate component reducing shareholders' equity with an offsetting increase to Paid-in Capital. The value of the stock grant is amortized and recorded as compensation expense over the applicable vesting period. During the nine month period ended October 1, 2005, the restricted stock grants issued amounted to $12.8 million. Additionally, the company recorded compensation expense associated with stock grants amounting to $0.8 million and $2.5 million for the three months and nine months ended October 1, 2005, respectively.

Stock Options: Stock options issued under the plan provide key employees with rights to purchase shares of common stock at specified exercise prices. Options may be exercised upon certain vesting requirements being met, but expire to the extent unexercised within a maximum of ten years from the date of grant.

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

For purposes of these interim pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The stock-based employee compensation expense, net of taxes, for the three and nine months ended October 2, 2004, previously disclosed as $276,000 and $841,000, respectively, have been corrected to reflect the impact of stock option forfeitures. The company’s pro forma net earnings and per share data utilizing a fair value based method is as follows:

	Three Months Ended		Nine Months Ended
	Oct. 1, 2005	Oct. 2, 2004	Oct. 1, 2005	Oct. 2, 2004
	(in thousands, except per share data)

Net income - as reported	$9,628	$10,368	$24,945	$24,248
Less: Stock-based employee
compensation expense, net
of taxes	(184)	(109)	(500)	(333)
Net income - pro forma	$9,444	$10,259	$24,445	$23,915
Earnings per share - as reported:
Basic	$1.28	$1.12	$3.33	$2.63
Diluted	1.19	1.03	3.09	2.42
Earnings per share - pro forma:
Basic	$1.26	$1.11	$3.26	$2.59
Diluted	1.16	1.02	3.03	2.39

2)	Acquisition

On January 7, 2005, Middleby Marshall Holdings, LLC, a wholly-owned subsidiary of the company, completed its acquisition of the assets of Nu-Vu Foodservice Systems ("Nu-Vu"), a leading manufacturer of baking ovens, from Win-Holt Equipment Corporation ("Win-Holt").

The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the preliminary estimate of the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the October 1, 2005 financial statements. The allocation of the purchase price to the assets, liabilities and intangible assets is under review and is subject to change based upon the results of further evaluation. Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and certain other intangible assets in conjunction with the Nu-Vu acquisition are subject to the nonamortization provisions of SFAS No. 142 from the date of acquisition.

The allocation of net cash paid for the Nu-Vu acquisition as of October 1, 2005 is summarized as follows (in thousands):

	Jan. 7, 2005	Adjustments	Oct. 1, 2005
Current assets	$2,556	—	$2,556
Property, plant and equipment	1,178	—	1,178
Deferred taxes	3,637	(193)	3,444
Goodwill/Other intangibles	6,754	(357)	6,397
Liabilities	(2,125)	—	(2,125)
Total purchase price	$12,000	$(550)	$11,450

The goodwill and other intangible assets associated with the Nu-Vu acquisition, which are comprised of the tradename, are subject to the non-amortization provisions of SFAS No. 142 and are allocable to the company's Cooking Systems Group for purposes of segment reporting (see footnote 12 for further discussion). Goodwill and other intangible assets associated with this transaction are anticipated to be deductible for income taxes.

In September 2005, the company reached final settlement with Win-Holt on post-closing adjustments pertaining to the acquisition of Nu-Vu. As a result, the final purchase price was reduced by $550,000.

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

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 1, 2005	Oct. 2, 2004	Oct. 1, 2005	Oct. 2, 2004
Net earnings	$9,628	$10,368	$24,945	$24,248
Cumulative translation adjustment	72	(3)	(611)	(15)
Minimum pension liability	—	—	—	10
Unrealized gain on
interest rate swap	318	8	590	349
Comprehensive income	$10,018	$10,373	$24,924	$24,592

Accumulated other comprehensive loss is comprised of minimum pension liability of $(1.0) million as of October 1, 2005 and January 1, 2005, foreign currency translation adjustments of less than$(0.1) million as of October 1, 2005 and $0.6 million as of January 1, 2005, and an unrealized gain on a interest rate swap of $0.6 million, net of taxes of $0.4 million, as of October 1, 2005 and less than $0.1 million as of January 1, 2005.

6)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $12.1 million at October 1, 2005 and $14.4 million at January 1, 2005 and represented approximately 38% and 44% of the total inventory in each respective period. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at October 1, 2005 and January 1, 2005 are as follows:

	Oct. 1, 2005	Jan. 1, 2005
	(in thousands)

Raw materials and parts	$5,865	$7,091
Work-in-process	4605	5,492
Finished goods	21,903	19,971
	32,373	32,554
LIFO adjustment	(392)	218
	$31,981	$32,772

7)	Accrued Expenses

Accrued expenses consist of the following:

	Oct. 1, 2005	Jan.1, 2005
	(in thousands)

Accrued payroll and related expenses	$11,532	$12,493
Accrued warranty	10,346	10,563
Accrued customer rebates	9,017	9,350
Accrued income taxes	4,916	4,321
Accrued product liability and workers comp	1,124	1,828
Accrued pension settlement	—	3,637
Other accrued expenses	11,231	9,119
	$48,166	$51,311

8)	Warranty Costs

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

A rollforward of the warranty reserve is as follows:

Nine Months Ended Oct. 1, 2005
(in thousands)

Beginning balance	$10,563
Warranty expense	6,841
Warranty claims	(7,058)
Ending balance	$10,346

9)	Financing Arrangements

	Oct. 1, 2005	Jan.1, 2005
	(in thousands)

Senior secured revolving credit line	$39,350	$51,265
Senior secured bank term loans	62,500	70,000
Other note	2,249	2,458
Total debt	$104,099	$123,723
Less: Current maturities of long-term debt	12,355	10,480
Long-term debt	$91,744	$113,243

As of October 1, 2005, the company had $101.9 million outstanding under its senior banking facility, including $62.5 million of a term loan and $39.4 million of borrowings under the revolving credit line. As of October 1, 2005, the company had $46.6 million of availability under the revolving credit line. The company also had $4.0 million in outstanding letters of credit.

Borrowings under the senior secured credit facility are assessed at an interest rate of 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate plus 0.5% for short term borrowings. At October 1, 2005, the average interest rate on the senior debt amounted to 5.13%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of October 1, 2005.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In February 2003, the company entered into an interest rate swap agreement for a notional amount of $10.0 million. This agreement swaps one-month LIBOR for a fixed rate of 2.36% and remains in effect through December 2005. In January 2005, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swaps one-month LIBOR for a fixed rate of 3.78%. The notional amount amortizes consistent with the repayment schedule of the company's term loan maturing November 2009. The unamortized notational amount of this swap as of October 1, 2005 was $62.5 million.

In 2004, the company entered into a promissory note in conjunction with the release and early termination of obligations under a lease agreement relative to a manufacturing facility in Shelburne, Vermont. At October 1, 2005, the note amounted to $2.2 million. The note is assessed interest at 4.0% above LIBOR with an interest rate cap of 9.0%. At October 1, 2005, the interest rate on the note was approximately 7.7%. The note amortizes monthly and matures in December 2009.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At October 1, 2005, the company was in compliance with all covenants pursuant to its borrowing agreements.

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

All actions pertaining to the company’s integration initiatives have been completed. At this time, management believes the remaining reserve balance is adequate to cover the remaining costs identified at October 1, 2005.

A summary of the reserve balance activity related to facility closure and lease obligation is as follows:

Nine Months Ended Oct. 1, 2005
(in thousands)

Beginning balance	$2,788
Cash payments	124
Ending balance	$2,664

11)	Financial Instruments

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

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of October 1, 2005 the company had forward contracts to purchase $5.4 million U.S. Dollars with various foreign currencies, all of which mature in the next fiscal quarter. The fair value of these forward contracts was $0.1 million at the end of the quarter.

Interest Rate: In February 2003 in accordance with the senior bank agreement, the company entered into an interest rate swap agreement with a notional amount of $10.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 2.36% and is in effect through December 30, 2005. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. As of October 1, 2005, the fair value of this instrument was $0.1 million. There was no change in the fair value of this swap agreement in the first nine months of 2005.

In January 2005, the company entered into another interest rate swap with a notional amount of $70.0 million to fix the interest rate applicable to certain of its variable-rate debt. The notional amount of the swap amortizes consistent with the repayment schedule of the company's senior term loan maturing in November 2009. As of October 1, 2005, the unamortized balance of the interest rate swap was $62.5 million. The agreement swaps one-month LIBOR for a fixed rate of 3.78% and is in effect through November 2009. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. As of October 1, 2005, the fair value of this instrument was $1.0 million. The change in fair value of this swap agreement in the first nine months of 2005 was a gain of $0.6 million, net of $0.4 million of taxes.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Oct. 1, 2005		Oct. 2, 2004		Oct. 1, 2005		Oct. 2, 2004
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Divisions:
Cooking Systems Group:
Core cooking equipment	$57,192	70.7	$48,208	68.3	$172,050	71.8	$144,175	70.0
Conveyor oven equipment	13,755	17.0	13,657	19.3	41,124	17.1	40,504	19.7
Counterline cooking equipment	3,036	3.8	2,576	3.6	9,377	3.9	7,655	3.7
International specialty equipment	1,898	2.3	1,953	2.8	6,769	2.8	5,413	2.6
Cooking Systems Group	75,881	93.8	66,394	94.0	229,320	95.6	197,747	96.0

International Distribution Division (1)	14,764	18.2	12,102	17.1	40,476	16.9	32,833	15.9

Intercompany sales (2)	(9,708)	(12.0)	(7,876)	(11.1)	(30,058)	(12.5)	(24,584)	(11.9)
Total	$80,937	100.0%	$70,620	100.0%	$239,738	100.0%	$205,996	100.0%

(1) Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2) Represents the elimination of sales amongst the Cooking Systems Group and from the Cooking Systems Group to the International Distribution Division.

The following table summarizes the results of operations for the company's business segments(1)(in thousands):

	Cooking Systems Group	International Distribution	Corporate and Other(2)	Eliminations(3)	Total
Three months ended October 1, 2005
Net sales	$75,881	$14,764	$—	$(9,708)	$80,937
Operating income	18,716	1,404	(4,180)	344	16,284
Depreciation expense	710	36	(10)	—	736
Net capital expenditures	406	87	(8)	—	485

Nine months ended October 1, 2005
Net sales	$229,320	$40,476	$—	$(30,058)	$239,738
Operating income	53,136	2,873	(11,065)	(320)	44,624
Depreciation expense	2,291	108	13	—	2,412
Net capital expenditures	956	114	15	—	1,085

Total assets	190,828	26,691	3,306	(5,185)	215,640
Long-lived assets (4)	127,771	431	4,635	—	132,837

Three months ended October 2, 2004
Net sales	$66,394	$12,102	$—	$(7,876)	$70,620
Operating income	14,296	735	(2,268)	(181)	12,582
Depreciation expense	719	46	(72)	—	693
Net capital expenditures	87	38	66	—	191

Nine months ended October 2, 2004
Net sales	$197,747	$32,833	$—	$(24,584)	$205,996
Operating income	42,501	1,556	(5,937)	(781)	37,339
Depreciation expense	2,498	117	(201)	—	2,414
Net capital expenditures	341	136	123	—	600

Total assets	178,044	23,141	12,172	(10,982)	202,375
Long-lived assets (4)	121,751	383	3,694	—	125,828

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

(4)	Long-lived assets of the Cooking Systems Group includes assets located in the Philippines which amounted to $2,138 and $2,232 in 2005 and 2004, respectively.

Net sales by major geographic region, including those sales from the Cooking Systems Group direct to international customers, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct. 1, 2005	Oct. 2, 2004	Oct. 1, 2005	Oct. 2, 2004

United States and Canada	$64,870	$57,060	$195,338	$169,316

Asia	6,377	5,637	17,005	14,225

Europe and Middle East	7,277	5,898	20,223	16,853

Latin America	2,413	2,025	7,172	5,602

Net sales	$80,937	$70,620	$239,738	$205,996

13)	Employee Retirement Plans

The company maintains a non-contributory defined benefit plan for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 30, 2002 and no further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 30, 2002 upon reaching retirement age. The employees participating in the defined benefit plan were enrolled in a newly established 401K savings plan on July 1, 2002. The defined benefit plan continues to be funded in accordance with provisions of the Employee Retirement Income Security Act of 1974. Company funding contributions amounted to $216,000 in fiscal 2004 and $280,000 in fiscal 2003. The anticipated minimum funding requirement for fiscal 2005 is approximately $274,000 of which $201,000 was funded during the nine-month period ended October 1, 2005.

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

The net pension expense for the first nine months of 2005 for these plans was as follows:

	Union Plan	Directors Plans

Service cost	$—	$830,924
Interest on benefit obligations	182,449	35,636
Return on assets	(160,952)	—
Net amortization and deferral	98,868	—
Net pension expense	$120,365	$866,560

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Oct. 1, 2005		Oct. 2, 2004		Oct. 1, 2005		Oct. 2, 2004
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Divisions:
Cooking Systems Group:
Core cooking equipment	$57,192	70.7	$48,208	68.3	$172,050	71.8	$144,175	70.0
Conveyor oven equipment	13,755	17.0	13,657	19.3	41,124	17.1	40,504	19.7
Counterline cooking equipment	3,036	3.8	2,576	3.6	9,377	3.9	7,655	3.7
International specialty equipment	1,898	2.3	1,953	2.8	6,769	2.8	5,413	2.6
Cooking Systems Group	75,881	93.8	66,394	94.0	229,320	95.6	197,747	96.0

International Distribution Division (1)	14,764	18.2	12,102	17.1	40,476	16.9	32,833	15.9

Intercompany sales (2)	(9,708)	(12.0)	(7,876)	(11.1)	(30,058)	(12.5)	(24,584)	(11.9)
Total	$80,937	100.0%	$70,620	100.0%	$239,738	100.0%	$205,996	100.0%

(1)     Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)  Represents the elimination of sales amongst the Cooking Systems Group and from the Cooking Systems Group to the International Distribution Division.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended		Nine Months Ended
	Oct. 1, 2005	Oct. 2, 2004	Oct. 1, 2005	Oct. 2, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.9	62.6	61.6	62.0
Gross profit	40.1	37.4	38.4	38.0
Selling, general and administrative expenses	20.0	19.6	19.8	19.9
Income from operations	20.1	17.8	18.6	18.1
Interest expense and deferred financing amortization, net	2.0	0.9	2.1	1.1
(Gain) on acquisition financings derivatives	—	(0.1)	—	—
Other expense, net	0.3	—	0.0	0.1
Earnings before income taxes	17.8	17.0	16.5	16.9
Provision for income taxes	5.9	2.3	6.1	5.1
Net earnings	11.9%	14.7%	10.4%	11.8%

Three Months Ended October 1, 2005 Compared to Three Months Ended October 2, 2004

NET SALES. Net sales for the third quarter of fiscal 2005 were $80.9 million as compared to $70.6 million in the third quarter of 2004.

Net sales at the Cooking Systems Group amounted to $75.9 million in the third quarter of 2005 as compared to $66.4 million in the prior year quarter.

•
Core cooking equipment sales increased by $9.0 million to $57.2 million from $48.2 million, primarily due to increased fryer, convection oven, and cooking range sales. The increase in sales includes $4.9 million of sales associated with the Nu-Vu product lines, which were acquired on January 7, 2005.

•	Conveyor oven equipment sales increased $0.1 million to $13.8 million from $13.7 million in the prior year quarter.

•
Counterline cooking equipment sales increased to $3.0 million from $2.6 million in the prior year quarter due to increased sales of a new series of counter griddles and charbroilers introduced in the third quarter of 2004.

•	International specialty equipment sales decreased to $1.9 million compared to $2.0 million in the prior year quarter.

Net sales at the International Distribution Division increased by $2.7 million to $14.8 million, reflecting higher sales in Asia, Latin America and Europe. International sales benefited from expansion of the U.S. chains overseas and increased business with local and regional restaurant chains in developing markets.

GROSS PROFIT. Gross profit increased to $32.5 million from $26.4 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate was 40.1% in the quarter as compared to 37.4% in the prior year quarter. The net increase in the gross margin rate reflects:

•	Increased sales volumes that benefited manufacturing efficiencies and provided for greater leverage of fixed manufacturing costs.

•	Favorable sales mix with increased international sales, which typically carry a higher margin.

•	Lower warranty expense due in part to reduced warranty rates on new products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $13.8 million in the third quarter of 2004 to $16.2 million in the third quarter of 2005. As a percentage of net sales, operating expenses amounted to 20.0% in the third quarter of 2005 as compared to 19.6% in the third quarter of 2004. Selling expenses increased from $7.6 million to $8.7 million, reflecting $0.3 million of higher commission costs associated with the increased sales volumes, $0.2 million of increased costs associated with the newly acquired Nu-Vu operations and increased marketing costs associated with an industry trade show which did not occur in the prior year. General and administrative expenses increased from $6.2 million to $7.5 million includes an increase of $0.8 million in non-cash equity based compensation and an increased costs of $0.2 million associated with the newly acquired Nu-Vu operations.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $1.6 million from $0.6 million in the prior year as a result of higher debt balances resulting from the December 2004 share repurchase transaction. Other expense was $0.3 million in the current year as compared to $0.1 million in the prior year and primarily related to foreign exchange losses.

INCOME TAXES. A tax provision of $4.8 million, at an effective rate of 33%, was recorded during the quarter as compared to a $1.6 million provision at a 14% effective rate in the prior year quarter. The 2005 and 2004 third quarter included tax benefits for reserve adjustments associated with closed tax years of $1.0 million and $3.2 million, respectively.

Nine Months Ended October 1, 2005 Compared to Nine Months Ended October 2, 2004

NET SALES. Net sales for the nine-month period ended October 1, 2005 were $239.7 million as compared to $206.0 million in the nine-month period ended October 2, 2004.

Net sales at the Cooking Systems Group amounted to $229.3 million in the nine-month period ended October 1, 2005 as compared to $197.7 million in the nine-month period ended October 2, 2004.

•
Core cooking equipment sales increased by $27.9 million to $172.1 million from $144.2 million, primarily due to increased fryer, convection oven, and cooking range sales resulting from new product introductions and increased purchases from major and regional restaurant chain customers due to new store openings and increased replacement business. The increase in sales includes $12.2 million of sales associated with the Nu-Vu product lines, which were acquired on January 7, 2005.

•	Conveyor oven equipment sales increased $0.6 million to $41.1 million from $40.5 million in the prior year period.

•	Counterline cooking equipment sales increased to $9.4 million from $7.7 million in the prior year quarter due to the introduction of a new series of counter griddles and charbroilers.

•	International specialty equipment sales increased to $6.8 million compared to $5.4 million in the prior year quarter due to the introduction of a new product line of counter griddles and charbroilers.

Net sales at the International Distribution Division increased by $7.7 million to $40.5 million, reflecting higher sales in Asia, Latin America and Europe. International sales benefited from expansion of the U.S. chains overseas and increased business with local and regional restaurant chains in developing markets.

GROSS PROFIT. Gross profit increased to $92.1 million from $78.4 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate was 38.4% in the first nine months as compared to 38.0% in the prior year comparative period. The net increase in the gross margin rate reflects:

•	Increased sales volumes that benefited manufacturing efficiencies and provided for greater leverage of fixed manufacturing costs.

•	Favorable mix of product with higher sales of new product and international sales carrying a higher margin.

•	The adverse impact from higher steel prices.

•	Lower gross margins in the first half of 2005 associated with the newly acquired Nu-Vu product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $41.0 million in the nine-month period ended October 2, 2004 to $47.5 million in the nine-month period ended October 1, 2005. As a percentage of net sales, operating expenses amounted to 19.8% in the nine-month period ended October 1, 2005 versus 19.9% in the nine-month period ended October 2, 2004. Selling expenses increased from $23.3 million to $25.7 million, reflecting $0.9 million of higher commission costs associated with the increased sales volumes and $0.5 million of additional costs associated with the newly acquired Nu-Vu operations. General and administrative expenses increased from $17.7 million to $21.8 million due to an increase of $2.5 million in non-cash equity based compensation and increased costs of $0.6 million associated with the newly acquired Nu-Vu operations.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $5.1 million from $2.3 million in the prior year as a result of higher debt balances resulting from the December 2004 share repurchase transaction. Other expense was less than $0.1 million in the current year as compared to $0.3 million in the prior year, and primarily consisted of foreign exchange losses.

INCOME TAXES. A tax provision of $14.6 million, at an effective rate of 37%, was recorded for the first nine months of 2005 as compared to a $10.5 million provision at a 30% effective rate in the prior year period. The 2005 and 2004 tax provisions included tax benefits for reserve adjustments associated with closed tax years of $1.0 million and $3.2 million, respectively.

Financial Condition and Liquidity

During the nine months ended October 1, 2005, cash and cash equivalents decreased by $0.5 million to $3.3 million at October 1, 2005 from $3.8 million at January 1, 2005. Net borrowings decreased from $123.7 million at January 1, 2005 to $104.1 million at October 1, 2005.

OPERATING ACTIVITIES. Net cash provided by operating activities after changes in assets and liabilities was $30.8 million as compared to $19.0 million in the prior year period.

During the nine months ended October 1, 2005, working capital levels increased due to the higher sales volumes and increased seasonal working capital needs, which historically peak in the third quarter. The changes in working capital included a $8.2 million increase in accounts receivable, a $1.8 million decrease in inventory and a $1.1 million increase in accounts payable. The reduction in prepaid expenses of $10.6 million reflects the utilization and refund of year-end prepaid tax balances, which benefited cash flows in the first nine months of 2005. Accrued expenses and other liabilities decreased by $3.5 million primarily as a result of the payment of pension liabilities associated with the settlement of the company's retirement obligations to its former Chairman.

INVESTING ACTIVITIES. During the nine months ending October 1, 2005, net cash used in investing activities was $12.5 million. This included $11.4 million associated with the acquisition of the assets of Nu-Vu and $1.1 million of property additions.

FINANCING ACTIVITIES. Net cash flows used in financing activities were $18.7 million during the nine months ending October 1, 2005. The net reduction in debt reflects $11.9 million in repayments under the revolving credit facility and $7.5 million of repayments of the term loan. The net change in debt during the first nine months of 2005 reflects repayments utilizing cash generated from operating activities net of borrowings to fund the $11.4 acquisition of Nu-Vu.

At October 1, 2005, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

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

Contractual Obligations

The company's contractual cash payment obligations are set forth below (in thousands):

	Long-term Debt	Operating Leases	Idle Facility Leases	Total Contractual Cash Obligations
Less than 1 year	$12,355	$717	$369	$13,441
1-3 years	30,335	692	696	31,723
4-5 years	61,409	523	752	62,684
After 5 years	—	62	1,764	1,826
	$104,099	$1,994	$3,581	$109,674

Idle facility lease consists of an obligation for a manufacturing location that was exited in conjunction with the company's manufacturing consolidation efforts. This lease obligation continues through December 2014. This facility has been subleased. The obligation presented above does not reflect any anticipated sublease income from the facilities.

The company maintains a non-contributory defined benefit plan for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 30, 2002 and no further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 30, 2002 upon reaching retirement age. The employees participating in the defined benefit plan were enrolled in a newly established 401K savings plan on July 1, 2002. As of January 1, 2005, the unfunded benefit obligation under the pension plan was $1.0 million. The defined benefit plan continues to be funded in accordance with provisions of the Employee Retirement Income Security Act of 1974. Company funding contributions amounted to $216,000 in fiscal 2004 and $280,000 in fiscal 2003. The anticipated minimum funding requirement for fiscal 2005 is approximately $274,000 of which $201,000 was funded during the nine-month period ending October 1, 2005.

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

The company has $4.0 million in outstanding letters of credit, which expire on October 1, 2006 with an automatic one-year renewal, to secure potential obligations under insurance programs.

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

Twelve Month Period Ending	Fixed Rate Debt	Variable Rate Debt
	(in thousands)

September 30, 2006	$—	$12,355
September 30, 2007	—	14,855
September 30, 2008	—	15,480
September 30, 2009	—	17,355
September 30, 2010	—	44,054
	$—	$104,099

During the fourth quarter of 2004, the company entered into a new $160.0 million senior secured credit facility in order to increase the company's borrowing availability. Terms of the agreement provided for $70.0 million of term loans and $90.0 million of availability under a revolving credit line. As of October 1, 2005, the company had $101.9 million outstanding under this facility, including $62.5 million of a term loan and $39.4 million of borrowings under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate at 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate plus 0.5% for short-term borrowings. At October 1, 2005, the average interest rate on the senior debt amounted to 5.13%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of October 1, 2005.

In November 2004, the company entered into a promissory note in conjunction with the release and early termination of obligations under a lease agreement relative to a manufacturing facility in Shelburne, Vermont. At October 1, 2005, the balance due on the note amounted to $2.2 million. The note is assessed interest at 4.0% above LIBOR with an interest rate cap of 9.0%. At October 1, 2005 the interest rate on the note was approximately 7.7%. The note amortizes monthly and matures in December 2009.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In February 2003, the company entered into an interest rate swap agreement for a notional amount of $10.0 million. This agreement swaps one-month LIBOR for a fixed rate of 2.36% and remains in effect through December 2005. In January 2005, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swaps one-month LIBOR for a fixed rate of 3.78%. The notional amount amortizes consistent with the repayment schedule of the company's term loan maturing November 2009. The unamortized notational amount of this swap as of October 1, 2005 was $62.5 million.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At October 1, 2005, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

In February 2003, the company entered into an interest rate swap agreement with a notional amount of $10.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 2.36% and is in effect through December 30, 2005. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. As of October 1, 2005, the fair value of this instrument was $0.1 million. There was no change in the fair value of this swap agreement in the first nine months of 2005.

In January 2005, the company entered into another interest rate swap with a notional amount of $70.0 million to fix the interest rate applicable to certain of its variable-rate debt. The notional amount of the swap amortizes consistent with the repayment schedule of the company's senior term loan maturing in November 2009. The agreement swaps one-month LIBOR for a fixed rate of 3.78% and is in effect through November 2009. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. As of October 1, 2005, the fair value of this instrument was $1.0 million. The change in fair value of this swap agreement in the first nine months of 2005 was a gain of $0.6 million, net of $0.4 million of taxes.

Foreign Exchange Derivative Financial Instruments

The company uses foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward and option purchase contracts outstanding at October 1, 2005, the fair value of these forward contracts was $0.1 million at the end of the quarter:

Sell		Purchase		Maturity
1,000,000	Euro	$1,228,000	U.S. Dollars	October 17, 2005
1,000,000	British Pounds	$1,817,400	U.S. Dollars	October 17, 2005
1,000,000,000	Korean Won	$969,900	U.S. Dollars	October 18, 2005
15,000,000	Mexican Pesos	$1,393,800	U.S. Dollars	October 18, 2005

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

As of October 1, 2005, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended October 1, 2005, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended October 1, 2005, except as follows:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal 2005, the company issued 16,800 shares of the company's common stock to division executives, company directors and a former executive officer pursuant to the exercise of stock options. The following summarizes those transactions:
Date	Class of persons	Number of Shares	Exercise Price	Amount
July 11, 2005	former company director	3,000	10.51	$31,530.00
August 3, 2005	division executive	1,250	5.25	$6,562.50
September 14, 2005	company director	10,000	7.50	$75,000.00
September 19, 2005	division executive	2,500	18.47	$46,175.00
September 22, 2005	division executive	50	10.51	$525.50

The issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions by an issuer not involving a public offering as such certificates for the shares were legended and stop transfer instructions were given to the transfer agent.

Item 6. Exhibits

Exhibits –	The following exhibits are filed herewith:

Exhibit 31.1 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 –	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date: November 10, 2005	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President, Chief Financial Officer