Form 10-K
period 2005-12-31
MIDDLEBY CORP
filed 2006-03-16
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2005

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

Title of each class
Common stock,
par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
    Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of July 1, 2005 was approximately $380,886,920.

The number of shares outstanding of the Registrant’s class of common stock, as of March 10, 2006, was 7,900,475 shares.

Documents Incorporated by Reference

Part III of Form 10-K incorporates by reference the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2006 annual meeting of stockholders.

 THE MIDDLEBY CORPORATION AND SUBSIDIARIES
DECEMBER 31, 2005
FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

General

The Middleby Corporation (“Middleby” or the “company”), through its operating subsidiary Middleby Marshall Inc. (“Middleby Marshall”) and its subsidiaries, is a leader in the design, manufacture, marketing, distribution, and service of a broad line of cooking equipment and related products used in all types of commercial restaurants, institutional kitchens, and food processing operations. The company's products designed for commercial restaurants and institutional kitchens include Middleby Marshall® and CTX® conveyor oven equipment, Blodgett® convection ovens, conveyor ovens, deck oven equipment, Blodgett Combi® cooking equipment, Blodgett Range® ranges, Nu-Vu® baking ovens and proofers, Pitco Frialator® fryer equipment, Southbend® ranges, convection ovens and heavy-duty cooking equipment, Toastmaster® toasters and counterline cooking and warming equipment, and MagiKitch'n® charbroilers and catering equipment. Products designed for the food processing industry include Alkar® batch ovens, conveyor ovens and continuous processing cooking systems, and Rapidpak® packaging and food safety equipment.

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

The company identified the international markets as an area of growth. To capture these markets, the company acquired a controlling interest in Asbury Associates, Inc. in 1990, which was renamed Middleby Worldwide in 1999. Middleby's global sales and service network enables it to offer equipment to be delivered virtually anywhere in the world. The company believes that its global network provides it with a competitive advantage that positions the company as a preferred foodservice equipment supplier to major restaurant chains expanding globally. Further expanding its international capabilities, the company established Middleby Philippines Corporation (“MPC”) in 1991. The establishment of MPC provided for a low cost and local base of manufacturing for the expanding Asian markets.

In 2001, Middleby acquired the commercial cooking subsidiary, Blodgett Holdings, Inc. ("Blodgett") from Maytag Corporation (“Maytag”) to expand its line up of products in all the major cooking equipment segments. The acquisition resulted in the addition of the Blodgett, Pitco and MagiKitch'n brand names into the company's portfolio. The acquisition of Blodgett established Middleby as a leading company in the commercial foodservice equipment segment and provided for a complete line of cooking equipment, which enabled the company to service most restaurant chain customers. In January 2005, the company acquired the assets of Nu-Vu Foodservice Systems, a leader in baking ovens and proofing equipment, to further expand its line of ovens and position the company to benefit from the growing trend of on-premise baking.

In December 2005, the company acquired Alkar Holdings Inc.("Alkar"), a leading manufacturer of ovens and packaging machines for the food processing industry. Alkar Holdings, Inc. designs, manufactures, and markets batch ovens, conveyor ovens and continuous cooking systems under the Alkar brand, and related food packaging and food safety equipment under the Rapidpak brand. This acquisition enabled the company to expand its customer base to include food processing companies.

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

Business Divisions and Products

The company conducts its business through three principal business divisions: the commercial foodservice equipment group; the industrial foodservice equipment group; and the international distribution division. See Note 11 to the Consolidated Financial Statements for further information on the company's business divisions.

Commercial Foodservice Equipment Group

The Commercial Foodservice Equipment Group develops, manufactures, markets, distributes and services equipment used for cooking and food preparation in commercial and institutional kitchens and restaurants throughout the world. This cooking and warming equipment is used across all types of foodservice operations, including quick-service restaurants, full-service restaurants, retail outlets, hotels and other institutions. The company offers a broad line of cooking equipment marketed under a portfolio of ten brands, including , Blodgett®, Blodgett Combi®, Blodgett Range®, CTX®, MagiKitch'n®, Middleby Marshall®, NuVu®, Pitco®, Southbend®, and Toastmaster®. These products are manufactured at the company's facilities in Illinois, Michigan, New Hampshire, North Carolina, Vermont and the Philippines.

The division's principal product groups include:

•
Core Cooking Equipment Product Group: manufactures equipment that is central to most restaurant kitchens. The products offered by this group include ranges, convection ovens, baking ovens, proofers, broilers, fryers, combi-ovens, charbroilers and steam equipment. These products are marketed under the Blodgett®, Pitco Frialator®, Southbend®, MagiKitch'n® and Nu-Vu® brands. Blodgett®, known for its durability and craftsmanship, is the leading brand of convection and combi ovens. In demand since the late 1800's, the Blodgett oven has stood the test of time and set the industry standard. Pitco Frialator® offers a broad line of gas and electric equipment combining reliability with efficiency in simple-to-operate professional frying equipment. Since 1918, Pitco fryers have captured a major market share by offering simple, reliable equipment for cooking menu items such as french fries, onion rings, chicken, donuts, and seafood. For over 100 years, Southbend® has produced a broad array of heavy-duty, gas-fired equipment, include ranges, convection ovens, broilers, and steam cooking equipment. Southbend has dedicated significant resources to developing and introducing innovative product features resulting in a premier cooking line. For more than 60 years, MagiKitch’n® has focused on manufacturing charbroiling products that deliver quality construction, high performance and flexible operation.

•
Conveyor Oven Equipment Product Group: manufactures ovens that are desirable for high volume applications, providing for high levels of production and efficiency while allowing a restaurant owner to retain flexibility in menu offerings. Conveyor oven equipment allows for simplification of the food preparation process, which in turn provides for labor savings opportunities and a greater consistency of the final product. Conveyor oven equipment products are marketed under the Middleby Marshall®, Blodgett® and CTX® brands.

•
Counterline Cooking Equipment Product Group: manufactures predominantly light and medium-duty electric equipment, including pop-up and conveyor toasters, hot food servers, foodwarmers and griddles marketed under the Toastmaster® brand name to commercial restaurants and institutional kitchens.

•
International Specialty Equipment Product Group: provides reduced-cost manufacturing capabilities in the Philippines. The group is a leading supplier of specialty equipment in the Asian markets, including fryers and counterline equipment, as well as component parts for the company's domestic operations.

Industrial Foodservice Equipment Group

The Industrial Foodservice Equipment Group develops, manufactures, markets, distributes and services equipment used for cooking, chilling and packaging in food processing operations throughout the world. Customers include large international food processing companies throughout the world. The company is recognized as a market leader in the manufacturing of equipment for producing pre-cooked meat products such as hot dogs, dinner sausages, poultry and lunchmeats. The company's products include batch ovens, conveyor ovens, and continuous cooking systems marketed under the Alkar brand, and packaging machinery and food safety equipment marketed under the Rapidpak brand. Through its broad line of products, the company is able deliver a wide array of cooking solutions to service a variety of food processing requirements demanded by its customers. The Alkar and Rapidpak product lines are manufactured at the company's facilities in Lodi, Wisconsin.

International Distribution Division

The International Distribution Division provides integrated export management and distribution services. The division distributes the company's product lines and certain non-competing complementary product lines of other manufacturers throughout the world. The company offers customers a complete package of kitchen equipment, delivered and installed in over 100 countries. For a local country distributor or dealer, the division provides centralized sourcing of a broad line of equipment with complete export management services, including export documentation, freight forwarding, equipment warehousing and consolidation, installation, warranty service and parts support. The International Distribution Division has regional export management companies in Asia, Europe and Latin America complemented by sales and distribution offices located in Canada, China, India, South Korea, Mexico, the Philippines, Spain, Taiwan and the United Kingdom.

The Customers and Market

Commercial Foodservice Equipment Industry

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

During the past several decades, growth in the U.S. foodservice industry has been driven primarily by population growth, economic growth and demographic changes, including the emergence of families with multiple wage-earners and growth in the number of higher-income households. These factors have led to a demand for convenience and speed in food preparation and consumption. As a result, U.S. foodservice sales grew for the fourteenth consecutive year to approximately $486 billion in 2005 as reported by The National Restaurant Association. Sales in 2006 are projected to increase to $511 billion, an increase of 5.1% over 2005, according to The National Restaurant Association. The quick-service restaurant segment within the foodservice industry has been the fastest growing segment since the mid '80's. Total quick-service sales amounted to $136 billion in 2005 and are projected to increase 5.0% to $142 billion in 2006, as reported by The National Restaurant Association. The full-service restaurants represent the largest portion of the foodservice industry and represented $165 billion in sales in 2005 and are projected to increase 5.2% to $173 billion in 2006, as reported by The National Restaurant Association. This segment has seen increased chain concepts and penetration in recent years driven by the aging of the baby boom generation.

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

The company believes that the worldwide commercial foodservice equipment market has sales in excess of $20 billion. The cooking and warming equipment segment of this market is estimated by management to exceed $1.5 billion in North America and $2.5 billion worldwide. The company believes that continuing growth in demand for foodservice equipment will result from the development of new restaurant concepts in the U.S. and the expansion of U.S. chains into international markets, the replacement and upgrade of existing equipment and new equipment requirements resulting from menu changes.

Industrial Foodservice Equipment Industry

The company's customers include a diversified base of leading food processors, including virtualy every leading global meat processor. A large portion of the company's revenues have been generated from producers of pre-cooked meat products such as hot dogs, dinner susages, poultry, and lunchmeats, however, the company believes that it can leverage its expertise and product development capabilities in thermal processing to organically grow into new end markets.

Food processing has quickly become a highly competitive landscape dominated by a few large conglomerates that possess a variety of food brands. The consolidation of food processing plants associated with industry consolidation drives a need for more flexible and efficient equipment that is capable of processing large volumes in quicker cycle times. In recent years, food processors have had to conform to the demands of “big-box” retailers, including, most importantly, greater product consistency and exact package weights. Food processors are beginning to realize that their old equipment is no longer capable of efficiently producing adequate uniformity in the large product volumes required, and they are turning to equipment manufacturers that offer product consistency, innovative packaging designs and other solutions. To protect their own brands and reputations, big-box retailers are also dictating food safety standards that are actually stricter than government regulations.

A number of factors, including rising raw material prices, labor and health care costs, are driving food processors to focus on ways to improve their generally thin profitability margins. In order to increase the profitability and efficiency in processing plants, food processors pay increasingly more attention to the ergonomics of their machinery and the flexibility in the functionality of the equipment. Meat processors are continuously looking for ways to make their plants safer and reduce labor-intensive activities. Food processors have begun to recognize the value of new technology as an important vehicle to drive productivity and profitability in their plants. Due to pressure from big-box retailers, food processors are expected to continue to demand new and innovative equipment that addresses food safety, food quality, automation, and flexibility.

Improving living standards in developing countries is spurring increased worldwide demand for pre-cooked and convenience food products. As industrializing countries create more jobs, consumers in these countries will have the means to buy pre-cooked food products. In industrialized regions, such as Western Europe and the U.S., consumers are demanding more pre-cooked and convenience food products, such as deli tray variety packs, frozen food products and ready-to-eat varieties of ethnic foods.

The global food processing equipment industry is highly fragmented, large and growing. The company estimates demand for food equipment is approximately $3 billion in the U.S and $20 billion worldwide. The cooking and baking segment of this market is estimated by management to exceed $0.5 billion in the U.S. and $1.5 billion worldwide.

Backlog

The company's backlog of orders was $44,977,000 at December 31, 2005, all of which is expected to be filled during 2006. The acquired Alkar business accounted for $16,386,000 of backlog. The company's backlog, excluding orders for Nu-Vu and Alkar equipment, was $27,665,000 at January 1, 2005. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of the company’s products.

Marketing and Distribution

Commercial Foodservice Equipment Group

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

Industrial Foodservice Equipment Group

The company maintains a direct sales force to market both the Alkar and Rapidpak brands and maintains direct relationships with each of its customers. The company also involves division management in the relationships with large global accounts. In North America, the company employs ten regional sales managers, each with responsibility for a group of customers and a particular region. Internationally, the company maintains two global sales managers supported by a network of independent sales representatives.

The company’s sale process is highly consultative due to the highly technical nature of the equipment. During a typical sales process, a salesperson makes several visits to the customer’s facility to conceptually discuss the production requirements, footprint and configuration of the proposed equipment. The company employs a technically proficient sales force, many of whom have previous technical experience with the company as well as education backgrounds in food science.

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

Commercial Foodservice Equipment Group

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

It is critical to major foodservice chains that equipment providers be capable of supporting equipment on a worldwide basis. The company's international service network covers over 100 countries with more than 1,000 service technicians trained in the installation and service of the company's products and supported by internationally-based service managers along with the factory-based technical service engineers. As with its domestic service network, the company maintains stringent parts stocking requirements for its international distributors.

Industrial Foodservice Equipment Group

The company maintains a technical service group of employees that oversees and performs installation and startup of equipment, and completes warranty and repair work. This technical service group provides services for customers both domestically and internationally. Service technicians are trained regularly on new equipment to ensure the customer receives a high level of customer service. From time to time the company utilizes trained third party technicians supervised by company employees to supplement company employees on large projects.

Competition

The cooking and warming segments of the commercial and industrial foodservice equipment industries are highly competitive and fragmented. Within a given product line, the industry remains fairly concentrated, with typically a small number of competitors accounting for the bulk of the line's industry-wide sales. Industry competition includes companies that manufacture a broad line of products and those that specialize in a particular product line. Competition is based upon many factors, including brand recognition, product features and design, quality, price, delivery lead times, serviceability and after-sale service. The company believes that its ability to compete depends on strong brand equity, exceptional product performance, short lead-times and timely delivery, competitive pricing, and its superior customer service support. In the international markets, the company competes with U.S. manufacturers and numerous global and local competitors.

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

Manufacturing and Quality Control

The company manufactures product in six domestic and one international production facilities. In Elgin, Illinois, the company manufactures conveyor ovens and counterline cooking equipment. In Burlington, Vermont the company manufactures its combi oven, convection oven and deck oven product lines. In Fuquay-Varina, North Carolina, the company manufactures ranges, steamers, combi ovens, convection ovens and broiling equipment. In Bow, New Hampshire, the company manufactures fryers, charbroilers and catering equipment products. In Menominee, Michigan the company manufactures baking ovens and proofers. In Lodi, Wisconsin the company engineers and manufactures cooking and chilling systems and packaging equipment that serves customers in the industrial foodservice industry. In Laguna, the Philippines the company manufactures fryers, counterline equipment and component parts for the U.S. manufacturing facilities. Metal fabrication, finishing, sub-assembly and assembly operations are conducted at each manufacturing facility. Equipment installed at individual manufacturing facilities includes numerically controlled turret presses and machine centers, shears, press brakes, welding equipment, polishing equipment, CAD/CAM systems and product testing and quality assurance measurement devices. The company's CAD/CAM systems enable virtual electronic prototypes to be created, reviewed and refined before the first physical prototype is built.

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

Research and Development

The company believes its future success will depend in part on its ability to develop new products and to improve existing products. Much of the company's research and development efforts are directed to the development and improvement of products designed to reduce cooking time, reduce energy consumption, minimize labor costs or improve product yield, while maintaining consistency and quality of cooking production. The company has identified these issues as key concerns of most customers. The company often identifies product improvement opportunities by working closely with customers on specific applications. Most research and development activities are performed by the company's technical service and engineering staff located at each manufacturing location. On occasion, the company will contract outside engineering firms to assist with the development of certain technical concepts and applications. See Note 4(n) to the Consolidated Financial Statements for further information on the company's research and development activities.

Licenses, Patents, and Trademarks

The company owns numerous trademarks and trade names; among them, Alkar®, Blodgett®, Blodgett Combi®, Blodgett Range®, CTX®, MagiKitch’n®, Middleby Marshall®, Nu-Vu®, Pitco Frialator®, RapidPak ®, Southbend®, SteamMaster® and Toastmaster® are registered with the U.S. Patent and Trademark Office and in various foreign countries.

The company holds numerous patents covering technology and applications related to various products, equipment and systems. Management believes the expiration of any one of these patents would not have a material adverse effect on the overall operations or profitability of the company.

Middleby Marshall has an exclusive license from Enersyst Development Center LLC (“Enersyst”) to manufacture, use and sell Jetsweep air impingement ovens in the U.S. for commercial food service applications. This license covers numerous existing patents and provides further exclusive and non-exclusive license rights to existing and future developed technology. The Enersyst license expires upon the later of the expiration of licensed patents or October 1, 2008. Certain individual patents covered under the Enersyst license agreements expire at various dates through 2019 or later. While the loss of the Enersyst license or could have an adverse effect on the company, management believes it is capable of designing, manufacturing and selling similar equipment without it.

Employees

As of December 31, 2005, the company employed 1,258 persons. Of this amount, 482 were management, administrative, sales, engineering and supervisory personnel; 469 were hourly production non-union workers; and 307 were hourly production union members. Included in these totals were 214 individuals employed outside of the United States, of which 160 were management, sales, administrative and engineering personnel, and 54 were hourly production workers, who participate in an employee cooperative. At its Lodi, Wisconsin facility, the company has a contract with the International Association of Bridge, Structural, Ornamental and Reinforcing Ironworkers that expires on February 1, 2008. At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on April 30, 2007. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that extends through June 2006. Management believes that the relationships between employees, union and management are good.

Seasonality

The company’s revenues historically have been stronger in the second and third quarters due to increased purchases from customers involved with the catering business and institutional customers, particularly schools, during the summer months.

Item 1A.	Risk Factors

Certain Risk Factors That May Affect Future Results

An investment in shares of the company's common stock involves risks. The company believes the risks and uncertainties described below and in "Special Note Regarding Forward-Looking Statements" are the material risks it faces. Additional risks and uncertainties not currently known to the company or that it currently deems immaterial may impair its business operations. If any of the following risks actually occurs, the company's business, results of operations and financial condition could be materially adversely affected, and the trading price of the company's common stock could decline.

The company's level of indebtedness could adversely affect its business, results of operations and growth strategy.

The company now has and may continue to have a significant amount of debt. At December 31, 2005, the company had $121.6 million of borrowings and $8.5 million in letters of credit outstanding. To the extent the company requires capital resources, there can be no assurance that such funds will be available on favorable terms, or at all. The unavailability of funds could have a material adverse effect on the company's financial condition, results of operations and ability to expand the company's operations.

The company's level of indebtedness could adversely affect it in a number of ways, including the following:

•	the company may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	a significant portion of the company's cash flow from operations must be dedicated to debt service, which reduces the amount of cash the company has available for other purposes;

•	the company may be more vulnerable to a downturn in the company business or economic and industry conditions;

•	the company may be disadvantaged as compared to its competitors, such as in the ability to adjust to changing market conditions, as a result of the significant amount of debt the company owes; and

•	the company may be restricted in its ability to make strategic acquisitions and to pursue business opportunities.

The company's current credit agreement limits its ability to conduct business, which could negatively affect the company's ability to finance future capital needs and engage in other business activities.

The covenants in the company's existing credit agreement contain a number of significant limitations on its ability to, among other things:

•	pay dividends;

•	incur additional indebtedness;

•	create liens on the company's assets;

•	engage in new lines of business;

•	make investments;

•	make capital expenditures and enter into leases; and

•	acquire or dispose of assets.

These restrictive covenants, among others, could negatively affect the company's ability to finance its future capital needs, engage in other business activities or withstand a future downturn in the company's business or the economy.

Under the company's current credit agreement, the company is required to maintain certain specified financial ratios and meet financial tests, including certain ratios of leverage and fixed charge coverage. The company's ability to comply with these requirements may be affected by matters beyond its control, and, as a result, the company cannot assure you that it will be able to meet these ratios and tests. A breach of any of these covenants would prevent the company from being able to draw under the company revolver and would result in a default under the company's credit agreement. In the event of a default under the company's current credit agreement, the lenders could terminate their commitments and declare all amounts borrowed, together with accrued interest and other fees, to be due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. The company may be unable to pay these debts in these circumstances.

Competition in the foodservice equipment industry is intense and could impact the company results of operations and cash flows.

The company operates in a highly competitive industry. In the company's business, competition is based on product features and design, brand recognition, reliability, durability, technology, energy efficiency, breadth of product offerings, price, customer relationships, delivery lead times, serviceability and after-sale service. The company has a number of competitors in each product line that it offers. Many of the company's competitors are substantially larger and enjoy substantially greater financial, marketing, technological and personnel resources. These factors may enable them to develop similar or superior products, to provide lower cost products and to carry out their business strategies more quickly and efficiently than the company can. In addition, some competitors focus on particular product lines or geographical regions or emphasize their local manufacturing presence or local market knowledge. Some competitors have different pricing structures and may be able to deliver their products at lower prices. Although the company believes that the performance and price characteristics of its products will provide competitive solutions for the company customers' needs, there can be no assurance that the company's customers will continue to choose its products over products offered by the company competitors.

Further, the market for the company's products is characterized by changing technology and evolving industry standards. The company's ability to compete in the past has depended in part on the company's ability to develop innovative new products and bring them to market more quickly than the company's competitors. The company's ability to compete successfully will depend, in large part, on its ability to enhance and improve its existing products, to continue to bring innovative products to market in a timely fashion, to adapt the company's products to the needs and standards of the company customers and potential customers and to continue to improve operating efficiencies and lower manufacturing costs. Moreover, competitors may develop technologies or products that render the company's products obsolete or less marketable. If the company's products, markets and services are not competitive, the company's business, financial condition and operating results will be materially harmed.

The company is subject to risks associated with developing products and technologies, which could delay product introductions and result in significant expenditures.

The company continually seeks to refine and improve upon the performance, utility and physical attributes of its existing products and to develop new products. As a result, the company's business is subject to risks associated with new product and technological development, including unanticipated technical or other problems. The occurrence of any of these risks could cause a substantial change in the design, delay in the development, or abandonment of new technologies and products. Consequently, there can be no assurance that the company will develop new technologies superior to the company's current technologies or successfully bring new products to market.

Additionally, there can be no assurance that new technologies or products, if developed, will meet the company's current price or performance objectives, be developed on a timely basis or prove to be as effective as products based on other technologies. The inability to successfully complete the development of a product, or a determination by the company, for financial, technical or other reasons, not to complete development of a product, particularly in instances in which the company has made significant expenditures, could have a material adverse effect on the company's financial condition and operating results.

The company's revenues and profits will be adversely affected if it is unable to expand its product offerings, retain its current customers, or attract new customers.

The success of the company's business depends, in part, on its ability to maintain and expand the company's product offerings and the company's customer base. The company's success also depends on its ability to offer competitive prices and services in a price sensitive business. Many of the company's larger restaurant chain customers have multiple sources of supply for their equipment purchases and periodically approve new competitive equipment as an alternative to the company's products for use within their restaurants. The company cannot assure you that it will be able to continue to expand the company product lines, or that it will be able to retain the company's current customers or attract new customers. The company also cannot assure you that it will not lose customers to low-cost competitors with comparable or superior products and services. If the company fails to expand its product offerings, or lose a substantial number of the company's current customers or substantial business from current customers, or are unable to attract new customers, the company's business, financial condition and results of operations will be adversely affected.

The company has depended, and will continue to depend, on key customers for a material portion of its revenues. As a result, changes in the purchasing patterns of such key customers could adversely impact the company's operating results.

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

Price changes in some materials and sources of supply could affect the company's profitability.

The company uses large amounts of stainless steel, aluminized steel and other commodities in the manufacture of its products. The price of steel increased significantly during 2004 and has continued to increase in 2005. The significant increase in the price of steel or any other commodity that the company is not able to pass on to its customers would adversely affect the company's operating results. In addition, an interruption in or the cessation of an important supply by any third party and the company's inability to make alternative arrangements in a timely manner, or at all, could have a material adverse effect on the company's business, financial condition and operating results.

The company's acquisition, investment and alliance strategy involves risks. If the company is unable to effectively manage these risks, its business will be materially harmed.

To achieve the company's strategic objectives, it may in the future seek to acquire or invest in other companies, businesses or technologies. Acquisitions entail numerous risks, including the following:

•  difficulties in the assimilation of acquired businesses or technologies;

•  diversion of management's attention from other business concerns;

•  potential assumption of unknown material liabilities;

•  failure to achieve financial or operating objectives; and

•  loss of customers or key employees.

The company may not be able to successfully integrate any operations, personnel, services or products that it has acquired or may acquire in the future.

The company may seek to expand or enhance some of its operations by forming joint ventures or alliances with various strategic partners throughout the world. Entering into joint ventures and alliances also entails risks, including difficulties in developing and expanding the businesses of newly formed joint ventures, exercising influence over the activities of joint ventures in which the company does not have a controlling interest and potential conflicts with the company's joint venture or alliance partners.

Expansion of the company's operations internationally involves special challenges that it may not be able to meet. The company's failure to meet these challenges could adversely affect its business, financial condition and operating results.

The company plans to continue to expand its operations internationally. The company faces certain risks inherent in doing business in international markets. These risks include:

•	becoming subject to extensive regulations and oversight, tariffs and other trade barriers;

•  reduced protection for intellectual property rights;

•  difficulties in staffing and managing foreign operations; and

•  potentially adverse tax consequences.

In addition, the company will be required to comply with the laws and regulations of foreign governmental and regulatory authorities of each country in which the company conducts business.

The company cannot assure you that it will be able to succeed in marketing the company products and services in international markets. The company may also experience difficulty in managing the company's international operations because of, among other things, competitive conditions overseas, management of foreign exchange risk, established domestic markets, language and cultural differences and economic or political instability. Any of these factors could have a material adverse effect on the success of the company's international operations and, consequently, on the company's business, financial condition and operating results.

The company may not be able to adequately protect its intellectual property rights, and this inability may materially harm its business.

The company relies primarily on trade secret, copyright, service mark, trademark and patent law and contractual protections to protect the company proprietary technology and other proprietary rights. The company has filed numerous patent applications covering the company technology. Notwithstanding the precautions the company takes to protect the company intellectual property rights, it is possible that third parties may copy or otherwise obtain and use the company's proprietary technology without authorization or may otherwise infringe on the company's rights. In some cases, including a number of the company's most important products, there may be no effective legal recourse against duplication by competitors. The company is currently involved in a dispute associated with the development of cooking technology with Enersyst Development Center, LLC, which was acquired by TurboChef Technologies, Inc. in 2004. The company has instituted arbitration proceedings with respect to this dispute and intends to litigate the matter vigorously. In the future, the company may have to rely on litigation to enforce its intellectual property rights, protect its trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs to the company and diversions of the company's resources, either of which could adversely affect the company's business.

Any infringement by the company on patent rights of others could result in litigation and adversely affect its ability to continue to provide, or could increase the cost of providing, the company's products and services.

Patents of third parties may have an important bearing on the company's ability to offer some of its products and services. The company's competitors, as well as other companies and individuals, may obtain, and may be expected to obtain in the future, patents related to the types of products and service the company offers or plan to offer. The company cannot assure you that it is or will be aware of all patents containing claims that may pose a risk of infringement by the company's products and services. In addition, some patent applications in the United States are confidential until a patent is issued and, therefore, the company cannot evaluate the extent to which its products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of the company's products or services were to infringe patents held by others, the company may be required to stop developing or marketing the products or services, to obtain licenses from the holders of the patents to develop and market the services, or to redesign the products or services in such a way as to avoid infringing on the patent claims. The company cannot assess the extent to which it may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether it would be able to obtain such licenses on commercially reasonable terms. If the company were unable to obtain such licenses, it also may not be able to redesign the company's products or services to avoid infringement, which could materially adversely affect the company's business, financial condition and operating results.

The company may be the subject of product liability claims or product recalls, and it may be unable to obtain or maintain insurance adequate to cover potential liabilities.

Product liability is a significant commercial risk to the company. The company's business exposes it to potential liability risks that arise from the manufacture, marketing and sale of the company's products. In addition to direct expenditures for damages, settlement and defense costs, there is a possibility of adverse publicity as a result of product liability claims. Some plaintiffs in some jurisdictions have received substantial damage awards against companies based upon claims for injuries allegedly caused by the use of their products. In addition, it may be necessary for the company to recall products that do not meet approved specifications, which could result in adverse publicity as well as costs connected to the recall and loss of revenue.

The company cannot be certain that a product liability claim or series of claims brought against it would not have an adverse effect on the company's business, financial condition or results of operations. If any claim is brought against the company, regardless of the success or failure of the claim, the company cannot assure you that it will be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities or the cost of a recall.

An increase in warranty expenses could adversely affect the company's financial performance.

The company offers purchasers of its products warranties covering workmanship and materials typically for one year and, in certain circumstances, for periods of up to ten years, during which period the company or an authorized service representative will make repairs and replace parts that have become defective in the course of normal use. The company estimates and records its future warranty costs based upon past experience. These warranty expenses may increase in the future and may exceed the company's warranty reserves, which, in turn, could adversely affect the company's financial performance.

The company is subject to currency fluctuations and other risks from its operations outside the United States.

The company has manufacturing operations located in Asia and distribution operations in Asia, Europe and Latin America. The company's operations are subject to the impact of economic downturns, political instability and foreign trade restrictions, which may adversely affect the company's business, financial condition and operating results. The company anticipates that international sales will continue to account for a significant portion of consolidated net sales in the foreseeable future. Some sales by the company's foreign operations are in local currency, and an increase in the relative value of the U.S. dollar against such currencies would lead to a reduction in consolidated sales and earnings. Additionally, foreign currency exposures are not fully hedged, and there can be no assurances that the company's future results of operations will not be adversely affected by currency fluctuations.

The company is subject to potential liability under environmental laws.

The company's operations are regulated under a number of federal, state and local environmental laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of these materials. Compliance with these environmental laws and regulations is a significant consideration for the company because it uses hazardous materials in the company manufacturing processes. In addition, because the company is a generator of hazardous wastes, even if it fully complies with applicable environmental laws, it may be subject to financial exposure for costs associated with an investigation and remediation of sites at which it has arranged for the disposal of hazardous wastes if these sites become contaminated. In the event of a violation of environmental laws, the company could be held liable for damages and for the costs of remedial actions. Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which could negatively affect the company's operating results.

The company's financial performance is subject to significant fluctuations.

The company's financial performance is subject to quarterly and annual fluctuations due to a number of factors, including:

•  the lengthy, unpredictable sales cycle for commercial foodservice equipment;

•  the gain or loss of significant customers;

•  unexpected delays in new product introductions;

•	the level of market acceptance of new or enhanced versions of the company's products;

•  unexpected changes in the levels of the company's operating expenses;

•  competitive product offerings and pricing actions; and

•  general economic conditions.

Each of these factors could result in a material and adverse change in the company's business, financial condition and results of operations.

The company may be unable to manage its growth.

The company has recently experienced rapid growth in business. Continued growth could place a strain on the company's management, operations and financial resources. There also will be additional demands on the company's sales, marketing and information systems and on the company's administrative infrastructure as it develops and offers additional products and enters new markets. The company cannot be certain that the company's operating and financial control systems, administrative infrastructure, outsourced and internal production capacity, facilities and personnel will be adequate to support the company's future operations or to effectively adapt to future growth. If the company cannot manage the company's growth effectively, the company's business may be harmed.

The company's business could suffer in the event of a work stoppage by its unionized labor force.

Because the company has a significant number of workers whose employment is subject to collective bargaining agreements and labor union representation, the company is vulnerable to possible organized work stoppages and similar actions. Unionized employees accounted for approximately 24% of the company's workforce as of December 31, 2005. At the company's Lodi, Wisconsin facility it has a union contract with the International Association of Bridge, Structural, Ornamental and Reinforcing Iron Workers that extends through January 2008. At the company's Elgin, Illinois facility, it has a union contract with the International Brotherhood of Teamsters that extends through April 2007. The company also has a union workforce at its manufacturing facility in the Philippines under a contract that extends through June 2006. Although the company believes that the current relationships between employees, union and management are good, any future strikes, employee slowdowns or similar actions by one or more unions, in connection with labor contract negotiations or otherwise, could have a material adverse effect on the company's ability to operate the company's business.

The company depends significantly on its key personnel.

The company depends significantly on certain of the company's executive officers and certain other key personnel, many of whom could be difficult to replace. While the company has employment agreements with certain key executives, the company cannot be certain that it will succeed in retaining this personnel or their services under existing agreements. The incapacity, inability or unwillingness of certain of these people to perform their services may have a material adverse effect on the company. There is intense competition for qualified personnel within the company's industry, and the company cannot assure you that it will be able to continue to attract, motivate and retain personnel with the skills and experience needed to successfully manage the company business and operations.

The impact of future transactions on the company's common stock is uncertain.

The company periodically reviews potential transactions related to products or product rights and businesses complementary to the company's business. Such transactions could include mergers, acquisitions, joint ventures, alliances or licensing agreements. In the future, the company may choose to enter into such transactions at any time. The impact of transactions on the market price of a company's stock is often uncertain, but it may cause substantial fluctuations to the market price. Consequently, any announcement of any such transaction could have a material adverse effect upon the market price of the company's common stock. Moreover, depending upon the nature of any transaction, the company may experience a charge to earnings, which could be material and could possibly have an adverse impact upon the market price of the company's common stock.

Future sales or issuances of equity or convertible securities could depress the market price of the company's common stock and be dilutive and affect the company's ability to raise funds through equity issuances.

If the company's stockholders sell substantial amounts of the company's common stock or the company issues substantial additional amounts of the company's equity securities, or there is a belief that such sales or issuances could occur, the market price of the company's common stock could fall. These factors could also make it more difficult for the company to raise funds through future offerings of equity securities.

The market price of the company's common stock may be subject to significant volatility.

The market price of the company's common stock may be highly volatile because of a number of factors, including the following:

•  actual or anticipated fluctuations in the company's operating results;

•	changes in expectations as to the company's future financial performance, including financial estimates by securities analysts and investors;

•	the operating performance and stock price of other companies in the company's industry;

•	announcements by the company or the company's competitors of new products or significant contracts, acquisitions, joint ventures or capital commitments;

•  changes in interest rates;

•  additions or departures of key personnel; and

•  future sales or issuances of the company's common stock.

In addition, the stock markets from time to time experience price and volume fluctuations that may be unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the trading price of the company's common stock, regardless of the company's operating performance.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The company's principal executive offices are located in Elgin, Illinois. The company operates six manufacturing facilities in the U.S. and one manufacturing facility in the Philippines.

The principal properties of the company utilized to conduct business operations are listed below:

Location	Principal Function	Square Footage	Owned/ Leased
Elgin, IL	Manufacturing, Warehousing and Offices	207,000	Owned
Menominee, MI	Manufacturing, Warehousing and Offices	46,000	Owned
Bow, NH	Manufacturing, Warehousing and Offices	102,000 34,000	Owned Leased(1)
Fuquay-Varina, NC	Manufacturing, Warehousing and Offices	131,000	Owned
Burlington, VT	Manufacturing, Warehousing and Offices	140,000	Owned
Lodi, WI	Manufacturing, Warehousing and Offices	112,000	Owned
Laguna, the Philippines	Manufacturing, Warehousing and Offices	54,000	Owned
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

No matters were submitted to a vote of the security holders in the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market

The company's Common Stock trades on the Nasdaq Global Market under the symbol "MIDD". The following table sets forth, for the periods indicated, the high and low closing sale prices per share of Common Stock, as reported by the Nasdaq Global Market.

	Closing Share Price
	High	Low
Fiscal 2005
First quarter	55.69	45.82
Second quarter	56.01	44.04
Third quarter	72.50	52.10
Fourth quarter	87.65	69.81
Fiscal 2004
First quarter	47.05	37.80
Second quarter	63.00	45.79
Third quarter	56.40	49.20
Fourth quarter	58.30	46.80

Shareholders

The company estimates there were approximately 18,676 record holders of the company's common stock as of March 10, 2006.

Dividends

In July 2004, the company declared and paid a $0.40 per share special dividend to shareholders of record of the company's common stock as of the close of business on June 4, 2004 aggregating to $3.7 million.

Stock Options

During the fourth quarter of fiscal 2005, the company issued 14,625 shares to division executives and 5,000 shares to directors and pursuant to the exercise of stock options, for $223,627.75 and $37,500.00, respectively. Such options were granted to division executives for 1,500 shares at an exercise price of $5.25 per share, 3,350 shares at an exercise price of $10.51, and 9,775 shares at an exercise price of $18.47 per share. Such options were granted to directors for 5,000 shares at an exercise price of $7.50 per share. As certificates for the shares were legended and stop transfer instructions were given to the transfer agent, the issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and the rules and regulations thereunder, as transactions by an issuer not involving a public offering.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
October 2, 2005 to October 29, 2005	—	—	—	847,001
October 30, 2005 to November 26, 2005	—	—	—	847,001
November 27, 2005 to December 31, 2005	—	—	—	847,001
Quarter ended December 31, 2005	—	—	—	847,001

In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of up to 1,800,000 common shares in open market purchases. As of December 31, 2005, 952,999 shares had been purchased under the 1998 stock repurchase program.

In October 2000, the company's Board of Directors approved a self tender offer that authorized the purchase of up to 1,500,000 common shares from existing stockholders at a per share price of $7.00. On November 22, 2000, upon the expiration date of this program, the company announced that 1,135,359 shares were accepted for payment pursuant to the self tender offer for $7.9 million.

In December 2004, the company's Board of Directors approved a stock repurchase agreement in conjunction with the retirement of the Chairman of the Board. In connection with this agreement, the company repurchased 1,808,774 shares of its common stock into treasury at $42.00 per share for an aggregate price of $75,968,508.

At December 31, 2005 the company had a total of 3,856,344 shares in treasury amounting to $89.7 million.

PART II

Item 6.	Selected Financial Data

(amounts in thousands, except per share data)
Fiscal Year Ended(1)

	2005	2004	2003	2002	2001
Income Statement Data:
Net sales	$316,668	$271,115	$242,200	$235,147	$103,642
Cost of sales	195,015	168,487	156,347	156,647	72,138
Gross profit	121,653	102,628	85,853	78,500	31,504
Selling and distribution expenses	33,772	30,496	29,609	28,213	13,180
General and administrative expenses	29,909	23,113	21,228	20,556	10,390
Stock repurchase transaction expenses	—	12,647	—	—	—
Acquisition integration reserve adjustments	—	(1,887)	—	—	—
Income from operations	57,972	38,259	35,016	29,731	7,934
Interest expense and deferred financing amortization, net	6,437	3,004	5,891	11,180	740
Debt extinguishment expenses	—	1,154	—	9,122	—
Gain on acquisition financing derivatives	—	(265)	(62)	(286)	—
Other expense, net	137	522	366	901	794
Earnings before income taxes	51,398	33,844	28,821	8,814	6,400
Provision for income taxes	19,220	10,256	10,123	2,712	4,764
Net earnings	$32,178	$23,588	$18,698	$6,102	$1,636
Net earnings per share:
Basic	$4.28	$2.56	$2.06	$0.68	$0.18
Diluted	$3.98	$2.38	$1.99	$0.67	$0.18
Weighted average number of shares outstanding:
Basic	7,514	9,200	9,065	8,990	8,981
Diluted	8,093	9,931	9,392	9,132	8,997

Cash dividends declared per common share	$—	$0.40	$0.25	$—	$—

Balance Sheet Data:
Working capital	$7,590	$10,923	$3,490	$13,890	$12,763
Total assets	263,918	209,675	194,620	207,962	211,397
Total debt	121,595	123,723	56,500	87,962	96,199
Stockholders' equity	48,500	7,215	62,090	44,632	39,409

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains "forward-looking statements" subject to the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause the company's actual results, performance or outcomes to differ materially from those expressed or implied in the forward-looking statements. The following are some of the important factors that could cause the company's actual results, performance or outcomes to differ materially from those discussed in the forward-looking statements:

•	volatility in earnings resulting from goodwill impairment losses, which may occur irregularly and in varying amounts;

•	variability in financing costs;

•	quarterly variations in operating results;

•	dependence on key customers;

•
risks associated with the company's foreign operations, including market acceptance and demand for the company's products and the company's ability to manage the risk associated with the exposure to foreign currency exchange rate fluctuations;

•	the company's ability to protect its trademarks, copyrights and other intellectual property;

•	changing market conditions;

•	the impact of competitive products and pricing;

•	the timely development and market acceptance of the company's products; and

•	the availability and cost of raw materials.

The company cautions readers to carefully consider the statements set forth in the section entitled "Item 1A Risk Factors" of this filing and discussion of risks included in the company's Securities and Exchange Commission filings.

NET SALES SUMMARY
(dollars in thousands)

Fiscal Year Ended(1)

	2005		2004		2003
	Sales	Percent	Sales	Percent	Sales	Percent
Business Divisions:
Commercial Foodservice:
Core cooking equipment	$222,216	70.2	$185,520	68.4	$162,366	67.0
Conveyor oven equipment	55,270	17.5	54,183	20.0	49,236	20.3
Counterline cooking equipment	12,298	3.9	10,262	3.8	10,096	4.2
International specialty equipment	9,210	2.9	7,545	2.8	7,704	3.2
Commercial Foodservice	298,994	94.5	257,510	95.0	229,402	94.7

Industrial Foodservice	2,837	0.9	—	—	—	—

International Distribution Division (2)	53,989	17.0	46,146	17.0	42,698	17.6

Intercompany sales (3)	(39,152)	(12.4)	(32,541)	(12.0)	(29,900)	(12.3)
Total	$316,668	100.0%	$271,115	100.0%	$242,200	100.0%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

(2)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(3)	Represents the elimination of sales amongst the Commercial Foodservice Equipment Group and from the Commercial Foodservice Equipment Group to the International Distribution Division.

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.6	62.1	64.6
Gross profit	38.4	37.9	35.4
Selling, general and administrative expenses	20.1	19.8	20.9
Stock repurchase transaction expenses	--	4.7	--
Acquisition integration reserve adjustments	--	(0.7)	--
Income from operations	18.3	14.1	14.5
Interest expense and deferred financing amortization, net	2.0	1.1	2.4
Debt extinguishment expenses	--	0.4	--
Gain on acquisition financing derivatives	--	(0.1)	--
Other expense, net	--	0.2	0.2
Earnings before income taxes	16.3	12.5	11.9
Provision for income taxes	6.1	3.8	4.2
Net earnings	10.2%	8.7%	7.7%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Fiscal Year Ended December 31, 2005 as Compared to January 1, 2005

Net sales. Net sales in fiscal 2005 increased by $45.6 million or 16.8% to $316.7 million in fiscal 2005 from $271.1 million in fiscal 2004.

Net sales of the Commercial Foodservice Equipment Group increased by $41.5 million or 16.1% to $299.0 million in 2005 as compared to $257.5 million in the prior year.

•
Core cooking equipment increased by $36.7 million or 19.8% to $222.2 million in 2005. The sales increase included $16.0 million of sales at Nu-Vu Foodservice Systems which was acquired on January 7, 2005 representing 8.6% of the sales growth of the core cooking equipment product group. The remaining $20.7 million in sales for this group reflects continued success of recent product introductions including the Solstice series of fryers, the Southbend Platinum series of ranges and the Blodgett combi-oven and steam line.

•
Conveyor oven equipment sales increased by approximately $1.1 million or 2.0% to $55.3 million. The increase in sales reflects sales of the new 500 series product line of ovens, offset in part by reduced sales of certain discontinued oven models during 2005.

•	Counterline cooking equipment sales increased by approximately $2.0 million or 19.8% as a result of increased sales of a new series of counterline equipment introduced in 2004.

•
International specialty equipment sales increased by $1.7 million or 22.1%. The increase in sales resulted from increased product and component parts produced for the company's U.S. manufacturing operations.

Net sales at the Industrial Foodservice Equipment Group were $2.8 million for the period subsequent to the acquisition of Alkar on December 7, 2005.

Net sales of the International Distribution Division increased by $7.9 million or 17.1% to $54.0 million. Sales increased in all regions reflecting growth with the local restaurant chains and expansion of U.S. restaurant concepts internationally. Net sales included an increase of $3.5 million in Asia, $2.8 million in Europe and the Middle East and $1.6 million in Latin America.

Intercompany sales eliminations represent sales of product amongst the Commercial Foodservice Equipment Group operations and from the Commercial Foodservice Equipment Group operations to the International Distribution Division. The sales elimination increased by $6.7 million to $39.2 million reflecting the increase in purchases of equipment by the International Distribution Division from the Commercial Foodservice Equipment Group due to increased sales volumes.

Gross profit. Gross profit increased by $19.0 million to $121.7 million in fiscal 2005 from $102.6 million in 2004 as a result of increased sales volumes and improvements in the gross margin rate, which increased to 38.4% in 2005 from 37.9% in 2004. The improvement in the gross margin rate resulted from several factors, including the following:

•	Increased sales volumes resulting in greater production efficiencies and absorption of fixed overhead costs.

•
Increased production efficiencies and lower warranty expenses associated with new product introductions resulting from standardization of product platforms and improvements of product design for new generations of equipment.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $0.7 million to $63.7 million in 2005 from $64.4 million in 2004.

Selling and distribution expenses increased to $33.8 million in 2005 from $30.5 million in 2004. The increase included incremental selling and distribution expenses of $1.0 million associated with the operations of the acquisitions completed during 2005. The remaining increase in selling and distribution expense resulted primarily from increased commission expense to the company's independent sales representatives on higher sales and increased promotional and marketing expenses. As a percentage of net sales, selling and distribution expenses decreased to 10.7% in 2005 from 11.2% in 2004.

General and administrative expenses increased to $29.9 million in 2005 from $23.1 million in 2004. The increase included incremental general and administrative expenses of $1.1 million associated with the operations of the acquisitions completed in 2005. The remaining increase in general and administrative expenses includes $3.3 million of non-cash stock compensation expense and $2.1 million increase in professional fees associated with acquisitions, Sarbanes-Oxley compliance and other legal matters. As a percentage of net sales, general and administrative expenses were 9.4% in 2005 compared to the prior year of 8.5%.

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

Income from operations. Income from operations increased $19.7 million to $58.0 million in fiscal 2005 from $38.3 million in fiscal 2004. The increase in operating income resulted from the increase in net sales and gross profit and the absence of the stock repurchase transactions expenses that incurred in 2004.

Non-operating expenses. Non-operating expenses increased by $2.2 million to $6.6 million in 2005 from $4.4 million in 2004. The net increase in non-operating expenses included:

•
A $3.4 million increase in interest expense to $6.4 million in 2005 from $3.0 million in 2004 resulting from higher average debt during the year due to the $84 million December 2004 stock repurchase transaction and higher rates of interest.

•
A decrease of $1.2 million pertaining to the write-off in fiscal 2004 of deferred financing costs related to the company's previous bank facility, which was refinanced as a result of the stock repurchase transaction.

•	A $0.3 million decrease in the gain on financing related derivatives.

•	A $0.4 million decrease in other expense, primarily due to lower foreign exchange losses.

Income taxes. The company recorded a net tax provision of $19.2 million in fiscal 2005 at an effective rate of 37.4% as compared to a provision of $10.3 million at an effective rate of 30.3% in the prior year. The 2004 tax provision included a $3.2 million tax benefit recorded during the third quarter associated with an adjustment to tax reserves for a closed tax year.

Fiscal Year Ended January 1, 2005 as Compared to January 3, 2004

Net sales. Net sales in fiscal 2004 increased by $28.9 million or 11.9% to $271.1 million in fiscal 2004 from $242.2 million in fiscal 2003.

Net sales at the Commercial Foodservice Equipment Group increased by $28.1 million or 12.2% to $257.5 million in 2004 as compared to $229.4 million in the prior year.

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

Intercompany sales eliminations represent sales of product amongst the Commercial Foodservice Equipment Group operations and from the Commercial Foodservice Equipment Group operations to the International Distribution Division. The sales elimination increased by $2.6 million to $32.5 million reflecting the increase in purchases of equipment by the International Distribution Division from the Commercial Foodservice Equipment Group due to increased sales volumes.

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

Financial Condition and Liquidity

Total cash and cash equivalents increased by $0.1 million to $3.9 million at December 31, 2005 from $3.8 million at January 1, 2005. Net borrowings decreased to $121.6 million at December 31, 2005 from $123.7 million at January 1, 2005.

Operating activities. Net cash provided by operating activities amounted to $42.3 million as compared to $18.5 million in the prior year. Adjustments to reconcile 2005 net earnings to operating cash flows included $3.6 million of depreciation and amortization and $3.3 million of non-cash stock compensation expense. The net change in deferred taxes resulted in a $0.8 decrease in cash. Accounts receivable increased $3.6 and inventories increased $1.3 million due to increased sales volumes. Prepaid expenses and other assets decreased $7.2 million to the utilization of tax overpayments from 2004. Accounts payable decreased $0.5 million due to normal operating variations resulting from the timing of vendor purchases and payments. Accrued expenses and other liabilities increased $0.4 million due to increases in rebate and warranty obligations on higher sales, offset by lower pension obligations due to the pension settlement with the former chairman.

Investing activities. During 2005 net cash used for investing activities amounted to $ 41.0 million. This included $1.4 million of property additions primarily associated with the replacement and upgrade of production equipment and $11.5 million associated with the acquisition of Nu-Vu and $28.2 million associated with the acquisition of Alkar.

Financing activities. Net cash used in financing activities amounted to $1.2 million in 2005. This included repayments of $10.0 million of scheduled payments on the senior term loan and $0.3 million of scheduled repayments under a note obligation, net of borrowings of $5.0 million under the company's revolving credit facility and $3.2 million under a foreign bank loan. The company also received $1.0 million of proceeds associated with the exercise of stock options.

In 2006, the company has scheduled debt repayments of $12.5 million in connection with its senior bank term loan.

The company believes that cash flows from operations and borrowing availability under the revolving credit facility will be sufficient to satisfy debt obligations, capital expenditures and working capital requirements for the foreseeable future. At December 31, 2005 the company was in compliance with all covenants pursuant to its borrowing agreements.

Contractual Obligations

The company's contractual cash payment obligations are set forth below (dollars in thousands):

	Long-term Debt	Operating Leases	Idle Facility Lease	Total Contractual Cash Obligations
Less than 1 year	$13,780	$908	$303	$14,991
1-3 years	32,560	681	667	33,908
4-5 years	75,255	360	778	76,393
After 5 years	—	111	2,019	2,130
	$121,595	$2,060	$3,767	$127,422

Idle facility lease consists of an obligation for a manufacturing location that was exited in conjunction with the company's manufacturing consolidation efforts. This lease obligation continues through December 2014. This facility has been subleased. The obligation presented above does not reflect any anticipated sublease income from the facilities.

As indicated in Note 13 to the consolidated financial statements, the projected benefit obligation of the defined benefit plans exceeded the plans’ assets by $2.4 million at the end of 2005 as compared to $5.0 million at the end of 2004. The unfunded benefit obligations were comprised of a $1.0 million under funding of the company's union plan and $1.4 million of under funding of the company's director plans. The decrease in the unfunded benefit obligations resulted from the pension settlement with the company's former chairman of its board of directors. Payments aggregating to $7.8 million were made to settle this obligation in 2005. The company made contributions of $3.8 million in 2005 and $1.6 million in 2004 to the company's director plans. The company does not expect to contribute to the director plans in 2006. The company made minimum contributions required by the Employee Retirement Income Security Act of 1974 (“ERISA”) of $0.3 million in 2005 and $0.2 million in 2004 to the company's union plan. The company expects to continue to make minimum contributions to the union plan as required by ERISA.

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

Related Party Transactions

On March 1, 2001, the company made a loan to its Chief Executive Officer, in the amount of $300,000. The loan was repayable with interest of 6.0% on February 24, 2004. This loan was established in conjunction with the company's commitment to transfer 50,000 shares of common stock from treasury to the officer at $6.00 per share. The market price at the close of business on March 1, 2001 was $5.94 per share. In accordance with a special incentive agreement with the officer, the loan and the related interest were to be forgiven by the company if certain targets of Earnings Before Taxes for fiscal years 2001, 2002, and 2003 were achieved. As of January 3, 2004, the entire loan had been forgiven as the financial targets established by the special incentive agreement had been achieved. One-third of the principal loan amount had been forgiven for the achievement of the defined targets in fiscal 2002 and the remaining two-thirds were forgiven in fiscal 2003. Amounts forgiven were recorded in general and administrative expense.

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

The company financed the share repurchase with borrowings under its senior bank facility that was established in connection with this transaction.

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

Litigation. From time to time, the company is subject to proceedings, lawsuits and other claims related to products, suppliers, employees, customers and competitors. The company maintains insurance to partially cover product liability, workers compensation, property and casualty, and general liability matters.  The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.  A determination of the amount of accrual required, if any, for these contingencies is made after assessment of each matter and the related insurance coverage.  The reserve requirements may change in the future due to new developments or changes in approach such as a change in settlement strategy in dealing with these matters.  The company does not believe that any pending litigation will have a material adverse effect on its financial condition or results of operations.

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

In December 2004, FASB issued a revision to SFAS No. 123 "Accounting for Stock Based Compensation". SFAS No. 123(R) "Share-Based Payment" requires all new, modified, and unvested share-based payments to employees to be recogonized in the financial statements as compensation cost over the service period based upon their fair value on the date of grant. This statement eliminates the alternative of accounting for share-based compensation under Accounting Principles Board Opinion No. 25. The statement is effective as of the beginning of the first interim or annual reporting period that begins after June 5, 2005. The company will adopt SFAS No. 123(R) on January 1, 2006 under the modified retrospective application transition method. As such, the prior year comparative results will be adjusted to recognize the compensation cost currently reported in the stock based compensation pro forma footnote disclosure (see Note 4(o)) in the consolidated financial statements issued after January 1, 2006. Accordingly, the adoption of SFAS No. 123 will result in a reduction to net earnings by $683,000, or $0.09 per share for 2005 and $442,000 or $0.05 per share for 2004 in the consolidated financial statements issued after January 1, 2006.

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

Certain Risk Factors That May Affect Future Results

An investment in shares of the company's common stock involves risks. The company believes the risks and uncertainties described in "Item 1A Risk Factors" and in "Special Note Regarding Forward-Looking Statements" are the material risks it faces. Additional risks and uncertainties not currently known to the company or that it currently deems immaterial may impair its business operations. If any of the risks identified in "Item 1A Risk Factors" actually occurs, the company's business, results of operations and financial condition could be materially adversely affected, and the trading price of the company's common stock could decline.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company's debt obligations:

	Fixed Rate Debt	Variable Rate Debt
	(dollars in thousands)
2006	$—	$13,780
2007	—	16,280
2008	—	16,280
2009	—	75,255
	$—	$121,595

During the fourth quarter of 2005 the company amended its senior secured credit facility. Terms of the senior credit agreement provide for $60.0 million of term loans and $130.0 million of availability under a revolving credit line. As of December 31, 2005, the company had $116.3 million of borrowings outstanding under this facility, including $56.3 million of borrowings under the revolving credit line. The company also has $8.5 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate at 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At December 31, 2005 the average interest rate on the senior debt amounted to 5.7%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of December 31, 2005.

In December 2005, the company entered into a $3.2 million U.S. dollar secured term loan at its subsidiary in Spain. This term loan amortizes in equal monthly installments over a four-year period ending December 2009. Borrowings under this facility are assessed at an interest rate of 0.45% above LIBOR. At December 31, 2005, the interest rate on this loan was 4.83%

In November 2004, the company entered into a promissory note in conjunction with the release and early termination of obligations under a lease agreement relative to a manufacturing facility in Shelburne, Vermont. The remaining note of $2.1 million is assessed interest at 4.0% above LIBOR with an interest rate cap of 9.0%. At year-end the interest rate on the note was approximately 8.3%. The note amortizes monthly and matures in December 2009.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In January 2002, the company had entered into an interest rate swap agreement for a notional amount of $20.0 million. This agreement swapped one-month LIBOR for a fixed rate of 4.03% and was in effect through December 2004. In February 2003, the company entered into an interest rate swap agreement for a notional amount of $10.0 million. This agreement swapped one-month LIBOR for a fixed rate of 2.36% and was in effect through December 2005. In January 2005, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swaps one-month LIBOR for a fixed rate of 3.78%. The notional amount amortizes consistent with the repayment schedule of the company's term loan maturing November 2009. The unamortized amount of this swap was $60.0 million at December 31, 2005. In January 2006, subsequent to the fiscal 2005 year end, the company entered into an interest rate swap agreement for a notional amount of $10.0 million maturing on December 21, 2009. This agreement swaps one-month LIBOR for a fixed rate of 5.03%.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At December 31, 2005, the company was in compliance with all covenants pursuant to its borrowing agreements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Middleby Corporation:

     We have audited the accompanying consolidated balance sheets of The Middleby Corporation and subsidiaries (the “Company”) as of December 31, 2005 and January 1 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedules listed in the Index at Item 8.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed in an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Chicago, Illinois
March 15, 2006

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND JANUARY 1, 2005
(amounts in thousands, except share data)

ASSETS	2005	2004
Current assets:
Cash and cash equivalents	$3,908	$3,803
Accounts receivable, net	38,552	26,612
Inventories, net	40,989	32,772
Prepaid expenses and other	4,513	2,008
Prepaid taxes	3,354	9,952
Current deferred taxes	10,319	8,865
Total current assets	101,635	84,012

Property, plant and equipment, net	25,331	22,980
Goodwill	98,757	74,761
Other intangibles	35,498	26,300
Other assets	2,697	1,622
Total assets	$263,918	$209,675
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$13,780	$10,480
Accounts payable	17,576	11,298
Accrued expenses	62,689	51,311
Total current liabilities	94,045	73,089

Long-term debt	107,815	113,243
Long-term deferred tax liability	8,207	11,434
Other non-current liabilities	5,351	4,694
Stockholders' equity:
Preferred stock, $.01 par value; none issued	—	—
Common stock, $.01 par value, 11,751,219 and 11,402,044 shares issued in 2005 and 2004, respectively	117	114
Restricted stock	(14,204)	(4,700)
Paid-in capital	79,291	60,446
Treasury stock at cost; 3,856,344 and 3,856,344 shares in 2005 and 2004, respectively	(89,650)	(89,650)
Retained Retained earnings	73,540	41,362
Accumulated other comprehensive loss	(594)	(357)
Total stockholders' equity	48,500	7,215
Total liabilities and stockholders' equity	$263,918	$209,675

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2005, JANUARY 1, 2005 AND
JANUARY 3, 2004
(amounts in thousands, except per share data)

	2005	2004	2003
Net sales	$316,668	$271,115	$242,200
Cost of sales	195,015	168,487	156,347
Gross profit	121,653	102,628	85,853
Selling and distribution expenses	33,772	30,496	29,609
General and administrative expenses	29,909	23,113	21,228
Stock repurchase transaction expenses	—	12,647	—
Acquisition integration reserve adjustments	—	(1,887)	—
Income from operations	57,972	38,259	35,016
Interest expense and deferred financing amortization, net	6,437	3,004	5,891
Debt extinguishment expenses	—	1,154	—
Gain on acquisition financing derivatives	—	(265)	(62)
Other expense, net	137	522	366
Earnings before income taxes	51,398	33,844	28,821
Provision for income taxes	19,220	10,256	10,123
Net earnings	$32,178	$23,588	$18,698

Net earnings per share:
Basic	$4.28	$2.56	$2.06
Diluted	$3.98	$2.38	$1.99

Weighted average number of shares
Basic	7,514	9,200	9,065
Dilutive stock options	579	731	327
Diluted	8,093	9,931	9,392

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2005, JANUARY 1, 2005 AND
JANUARY 3, 2004
(amounts in thousands)

	Common Stock	Shareholder Receivable	Restricted Stock		Paid-in Capital	Treasury Stock	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, December 28, 2002	$110	$(200)		$-	$53,837	$(11,635)	$5,073	$(2,553)	$44,632
Comprehensive income:
Net earnings	-	-		-	-	-	18,698	-	18,698
Currency translation adjustments	-	-		-	-	-	-	468	468
Increase in minimum pension liability, net of tax of $380	-	-		-	-	-	-	(621)	(621)
Unrealized gain on interest rate swap, net of tax of $118	-	-		-	-	-	-	397	397
Net comprehensive income	-	-		-	-	-	18,698	244	18,942
Exercise of stock options	3	-		-	1,442	(828)	-	-	617
Loan forgiveness	-	200		-	-	-	-	-	200
Dividend payment	-	-		-	-	-	(2,301)	-	(2,301)
Balance, January 3, 2004	$113	$-		$-	$55,279	$(12,463)	$21,470	$(2,309)	$62,090
Comprehensive income:
Net earnings	-	-		-	-	-	23,588	-	23,588
Currency translation adjustments	-	-		-	-	-	-	674	674
Decrease in minimum pension liability, net of tax of $290	-	-		-	-	-	-	1,077	1,077
Unrealized gain on interest rate swap, net of tax of $143	-	-		-	-	-	-	201	201
Net comprehensive income	-	-		-	-	-	23,588	1,952	25,540
Exercise of stock options	-	-		-	349	-	-	-	349
Purchase of treasury stock	-	-		-	-	(77,187)	-	-	(77,187)
Restricted stock issuance	1	-		(4,819)	4,818	-	-	-	-
Stock compensation	-	-		119	-	-	-	-	119
Dividend payment	-	-		-	-	-	(3,696)	-	(3,696)
Balance, January 1, 2005	$114	$-	$	$ (4,700)	$60,446	$(89,650)	$41,362	$(357)	$7,215
Comprehensive income:
Net earnings	-	-		-	-	-	32,178	-	32,178
Currency translation adjustments	-	-		-	-	-	-	(687)	(687)
Increase in minimum pension liability, net of tax of $(169)	-	-		-	-	-	-	(255)	(255)
Unrealized gain on interest rate swap, net of tax of $522	-	-		-	-	-	-	705	705
Net comprehensive income	-	-		-	-	-	32,178	(237)	31,941
Exercise of stock options	-	-		-	977	-	-	-	977
Restricted stock issuance	3	-		(12,814)	12,811	-	-	-	-
Stock compensation	-	-		3,310	-	-	-	-	3,310
Tax benefit on stock compensation	-	-		-	5,057	-	-	-	5,057
Balance, January 1, 2005	$117	$-		$(14,204)	$79,291	$(89,650)	73,540	$(594)	$48,500

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2005, JANUARY 1, 2005 AND
JANUARY 3, 2004
(amounts in thousands)

	2005	2004	2003
Cash flows from operating activities--
Net earnings	$32,178	$23,588	$18,698
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	3,554	3,612	3,990
Debt extinguishment	--	1,154	--
Deferred taxes	807	7,574	1,386
Non-cash adjustments to acquisition integration reserves	--	(1,887)	--
Unrealized gain on derivative financial instruments	--	(265)	(62)
Non-cash equity compensation	3,310	119	--
Unpaid interest on seller notes	--	--	567
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(3,608)	(2,980)	4,792
Inventories, net	(1,323)	(7,004)	2,136
Prepaid expenses and other assets	7,222	(10,193)	(1,176)
Accounts payable	536	(682)	(1,587)
Accrued expenses and other liabilities	(417)	5,486	1,046
Net cash provided by operating activities	42,259	18,522	29,790
Cash flows from investing activities--
Additions to property and equipment	(1,376)	(1,199)	(1,003)
Acquisition of Blodgett	--	(2,000)	(19,129)
Acquisition of Nu-Vu	(11,450)	--	--
Acquisition of Alkar	(28,195)	--	--
Net cash (used in) investing activities	(41,021)	(3,199)	(20,132)
Cash flows from financing activities--
Net (repayments) proceeds under previous revolving credit facilities	--	(1,500)	1,500
Net (repayments) proceeds under previous senior secured bank notes	--	(53,000)	(12,000)
Proceeds under current revolving credit facilities	4,985	51,265	--
Proceeds (repayments) under current senior secured bank notes	(10,000)	70,000	--
Proceeds (repayments) under foreign bank loan	3,200	--	(2,400)
Repayments under note agreement	(313)	--	--
Debt issuance costs	--	(1,509)	--
Repurchase of treasury stock	--	(77,187)	--
Payment of special dividend	--	(3,696)	(2,301)
Net proceeds from stock issuances	977	349	617
Shareholder loan	--	--	200
Net cash (used in) financing activities	(1,151)	(15,278)	(14,384)

Effect of exchange rates on cash and cash equivalents	(51)	106	--

Cash acquired in acquisition	69	--	--

Changes in cash and cash equivalents--
Net increase (decrease) in cash and cash equivalents	105	151	(4,726)
Cash and cash equivalents at beginning of year	3,803	3,652	8,378
Cash and cash equivalents at end of year	$3,908	$3,803	$3,652

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

The Middleby Corporation (the "company") is engaged in the design, manufacture and sale of commercial and industrial foodservice equipment. The company manufactures and assembles this equipment at six factories in the United States and one factory in the Philippines.  The company operates in three business segments: 1) the commercial foodservice equipment group, 2) the industrial foodservice equipment group and 3) the international distribution division.

The commercial foodservice equipment group manufactures conveyor ovens, convection ovens, fryers, ranges, toasters, combi ovens, steamers, broilers, deck ovens, baking ovens, proofers and counter-top cooking and warming equipment. End-user customers include: (i) fast food or quick-service restaurants, (ii) full-service restaurants, including casual-theme restaurants, (iii) retail outlets, such as convenience stores, supermarkets and department stores and (iv) public and private institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, military facilities and government agencies. Included in these customers are several large multi-national restaurant chains, which account for a significant portion of the company's business, although no single customer accounts for more than 10% of net sales. The company's domestic sales are primarily through independent dealers and distributors and are marketed by the company's sales personnel and network of independent manufacturers' representatives.

The industrial foodservice equipment group manufactures batch ovens, conveyor ovens, continuous cooking systems and food packaging equipment. Customers include food processing companies. Included in these companies are several large international food processing companies, which account for a significant portion of the revenues of this business segment. The sales of the business are made through its direct sales force.

The international distribution division provides sales, technical service and distribution services for the commercial foodservice industry. This division sells and support the products manufactured by the company's commercial foodservice equipment business. This business operates through a combined network of independent and company-owned distributors. The company maintains regional sales offices in Asia, Europe and Latin America complemented by sales and distribution offices in Canada, China, India, South Korea, Mexico, the Philippines, Spain, Taiwan and the United Kingdom.

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

Nu-Vu

On January 7, 2005, Middleby Marshall Holdings, LLC, a wholly-owned subsidiary of the company, completed its acquisition of the assets of Nu-Vu Foodservice Systems ("Nu-Vu"), a leading manufacturer of baking ovens, from Win-Holt Equipment Corporation ("Win-Holt") for $12.0 million in cash. In September 2005, the company reached final settlement with Win-Holt on post-closing adjustments pertaining to the acquisition of Nu-Vu. As a result, the final purchase price was reduced by $550,000.

The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the December 31, 2005 financial statements.

The allocation of cash paid for the Nu-Vu acquisition as of December 31, 2005 is summarized as follows (in thousands):

	Jan. 7, 2005	Adjustments	Dec. 31, 2005
Current assets	$2,556	$242	$2,798
Property, plant and equipment	1,178	—	1,178
Deferred taxes	3,637	(336)	3,301
Goodwill	4,566	252	4,818
Other intangibles	2,188	(875)	1,313
Current liabilities	(2,125)	167	(1,958)
Total cash paid	$12,000	$(550)	$11,450

The goodwill and other intangible assets associated with the Nu-Vu acquisition, which are comprised of the tradename, are subject to the non-amortization provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and are allocable to the company's Commercial Foodservice Equipment Group for purposes of segment reporting (see footnote 12 for further discussion). Goodwill and other intangible assets associated with this transaction are anticipated to be deductible for income taxes.

Alkar

On December 7, 2005 the company acquired the stock of Alkar Holdings, Inc. ("Alkar") for $26.7 million in cash. Cash paid at closing amounted to $28.2 million and included $1.5 million of estimated working capital adjustments determined at closing. The purchase price is subject to final settlement of the post-close working capital adjustments, which the company estimates will result in an additional payment of $1.5 million to be paid in fiscal 2006.

The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the December 31, 2005 financial statements. The allocation of the purchase price to the assets, liabilities and intangible assets is under review and is subject to change based upon the results of further evaluation.

The allocation of cash paid for the Alkar acquisition as of December 31, 2005 is summarized as follows (in thousands):

December 7, 2005
Current assets	$17,160
Property, plant and equipment	3,032
Goodwill	19,177
Other intangibles	7,960
Current liabilities	(16,003)
Long-term deferred tax liability	(3,131)
Total cash paid	$28,195

The goodwill and $5.0 million of trademarks included in other intangibles are subject to the nonamortization provisions of SFAS No. 142 from the date of acquisition. Other intangibles also includes $2.1 million allocated to customer relationships, $0.6 million allocated to backlog, and $0.3 million allocated to developed technology which are amortized over periods of 10 years, 7 months, and 14 years respectively. Goodwill and other intangibles of Alkar are allocated to the Industrial Foodservice Equipment Group for segment reporting purposes. These assets are not deductible for tax purposes.

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

The company financed the share repurchase with borrowings under its senior bank facility that was established in connection with this transaction.

In conjunction with the transaction the company recorded $13.8 million of expenses, which were comprised of the following items (dollars in thousands):

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

The company's fiscal year ends on the Saturday nearest December 31. Fiscal years 2005, 2004 and 2003 ended on December 31, 2005, January 1, 2005 and January 3, 2004, respectively, and each included 52, 52 and 53 weeks, respectively.

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

Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $3,081,000 and $3,382,000 at December 31, 2005 and January 1, 2005, respectively.

(d)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventories at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $15.4 million in 2005 and $14.4 million in 2004 and represented approximately 38% and 44% of the total inventory in each respective year. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at December 31, 2005 and January 1, 2005 are as follows:

	2005	2004
	(dollars in thousands)
Raw materials and parts	$11,311	$7,091
Work in process	6,792	5,492
Finished goods	22,654	19,971
	40,757	32,554
LIFO reserve	232	218
	$40,989	$32,772

(e) Property, Plant and Equipment

Property, plant and equipment are carried at cost as follows:

	2005	2004
	(dollars in thousands)
Land	$5,047	$4,925
Building and improvements	20,365	18,277
Furniture and fixtures	9,234	8,765
Machinery and equipment	24,746	22,204
	59,392	54,171
Less accumulated depreciation	(34,061)	(31,191)
	$25,331	$22,980

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

Depreciation expense is provided for using the straight-line method and amounted to $3,235,000, $3,150,000 and $3,583,000 in fiscal 2005, 2004 and 2003, respectively.

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

Intangible assets consist of the following (in thousands):

	December 31, 2005			January 1, 2005
Amortized intangible assets:	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Estimated Life	Gross Carrying Amount	Accumulated Amortization
Customer lists	10 yrs	$2,100	$(12)	—	$—	$—
Backlog	7 mos	600	(60)	—	—	—
Developed technology	7 yrs	260	(2)	—	—	—
		$2,960	$(74)		$—	$—

Unamortized intangible assets:
Trademarks and tradenames		$32,612			$26,300
		$32,612			$26,300

The aggregate intangible amortization expense was $0.1 million in 2005. There was no intangible amortization expense in 2004 and 2003. The estimated future amortization expense of intangible assets is as follows (in thousands):

2006	$787
2007	247
2008	247
2009	247
2010	247
Thereafter	1,111
$2,886

(g)	Accrued Expenses

Accrued expenses consist of the following at December 31, 2005 and January 1, 2005, respectively:

	2005	2004
	(dollars in thousands)
Accrued payroll and related expenses	$15,577	$12,493
Accrued warranty	11,286	10,563
Accrued customer rebates	10,740	9,350
Advanced customer deposits	6,204	335
Accrued pension settlement	—	3,637
Accrued product liability and workers comp	2,418	1,828
Other accrued expenses	16,464	13,105
	$62,689	$51,311

(h)	Litigation Matters

From time to time, the company is subject to proceedings, lawsuits and other claims related to products, suppliers, employees, customers and competitors. The company maintains insurance to partially cover product liability, workers compensation, property and casualty, and general liability matters.  The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.  A determination of the amount of accrual required, if any, for these contingencies is made after assessment of each matter and the related insurance coverage.  The required accrual may change in the future due to new developments or changes in approach such as a change in settlement strategy in dealing with these matters.  The company does not believe that any such matter will have a material adverse effect on its financial condition, results of operations or cash flows of the company.

(i)	Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive loss as reported in the consolidated balance sheets:

	2005	2004
	(dollars in thousands)
Minimum pension liability, net of tax	$(1,259)	$(1,004)
Unrealized gain on interest rate swap, net of tax	743	38
Currency translation adjustments	(78)	609
	$(594)	$(357)

(j)	Fair Value of Financial Instruments

Due to their short-term nature, the carrying value of the company's cash and cash equivalents and receivables approximate fair value. The value of long-term debt, which is disclosed in Note 5, approximates fair value. The company's derivative instruments are based on market prices when available or are derived from financial valuation methodologies.

(k)	Foreign Currency

Foreign currency transactions are accounted for in accordance with SFAS No. 52 “Foreign Currency Translation.” Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur. These transactions amounted to a gain of $0.7 million in fiscal 2005 and a loss of $0.6 million in fiscal 2004 and 2003.

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

At the industrial foodservice equipment group, the company enters into long-term sales contracts for certain products. Revenue under these long-term sales contracts is recognized using the percentage of completion method prescribed by Statement of Position No. 81-1 due to the length of time to fully manufacture and assemble the equipment. The company measures revenue recognized based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the company's financial statements and most accurately measures the matching of revenues with expenses. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements.

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

A rollforward of the warranty reserve is as follows:

	2005	2004
	(dollars in thousands)
Beginning balance	$10,563	$11,563
Warranty expense	8,916	8,417
Warranty claims	(8,193)	(9,417)
Ending balance	$11,286	$10,563

(n)	Research and Development Costs

Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $2,767,000, $2,537,000 and $2,390,000 in fiscal 2005, 2004 and 2003, respectively.

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

In accordance with APB No. 25, the company establishes the value of restricted stock grants based upon the market value of the stock at the time of issuance. The value of the restricted stock grants is reflected as a separate component reducing shareholders' equity with an offsetting increase to Paid-in Capital. The value of the stock grant is amortized and recorded as compensation expense over the applicable vesting period. The company issued restricted stock grants amounting to $12.8 million in 2005 and $4.8 million in 2004. The compensation expense of $3.3 million and $0.1 million has been recorded related to the amortization of these stock grants in 2005 and 2004, respectively.

In accordance with APB No. 25, the company has not recorded compensation expense related to issued stock options in the financial statements for all periods presented because the exercise price of the stock options is equal to or greater than the market price of the underlying stock on the date of grant. Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123. This information is required to be determined as if the company had accounted for its employee and director stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The weighted average estimated fair value of stock options granted in fiscal 2005 was $19.11 per share and in fiscal 2003 was $8.35 per share. The fair value of options issued in 2005 has been estimated at the rate of grant using a bi-nomial valuation model with the following general assumptions: risk-free interest rate of 3.94%; an expected life of 4.5 years; an expected volatility of 40%; and no expected dividend yield. There were no options issued in 2004. The fair value of options issued in 2003 has been estimated at the date of grant using a Black-Scholes option pricing model with the following general assumptions: risk-free interest rate of 2.7% to 2.9%; expected lives of ~~4~~ to 6 years, expected volatility of 55% to 65% and no expected dividend yield.

Option valuation models require the input of highly subjective assumptions. Because the company’s options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

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

	2005	2004	2003
Net income - as reported	$32,178	$23,588	$18,698
Less: Stock-based employee compensation expense, net of taxes	683	442	3,574

Net income - pro forma	$31,495	$23,146	$15,124

Earnings per share - as reported:
Basic	$4.28	$2.56	$2.06
Diluted	$3.98	2.38	1.99

Earnings per share - pro forma:
Basic	$4.19	$2.52	$1.67
Diluted	$3.89	2.33	1.61

(p)	Earnings Per Share

In accordance with SFAS No. 128 “Earnings Per Share”, “basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding, warrants and other dilutive securities.

The company’s potentially dilutive securities consist of shares issuable on exercise of outstanding options computed using the treasury method and amounted to 579,000, 731,000 and 327,000 for fiscal 2005, 2004 and 2003, respectively.

(q)	Consolidated Statements of Cash Flows

Cash paid for interest was $6,006,000, $2,627,000 and $4,532,000 in fiscal 2005, 2004 and 2003, respectively. Cash payments totaling $16,328,000, $16,890,000 and $8,349,000 were made for income taxes during fiscal 2005, 2004 and 2003, respectively.

In 2005 net income included $3,310,000 of non cash pretax expense related to restricted stock grants (see note 6). In 2004, net income included in the cash flows from operations had a non-cash expense of $1,154,000 pretax related to the early extinguishment of debt (see Note 3), $118,000 pretax related to a restricted stock grant (see Note 6) and $1,887,000 related to acquisition integration reserve adjustments (see Note 10). In 2003, net income included in the cash flows from operations had a non-cash expense $567,000 pretax related to an increase in the principal balance of debt associated with interest paid in kind. These non-cash items have been added back as adjustments to reconcile net earnings to net cash provided by operating activities.

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

In December 2004, FASB issued a revision to SFAS No. 123 "Accounting for Stock Based Compensation". SFAS No. 123(R) "Share-Based Payment" requires all new, modified, and unvested share-based payments to employees to be recogonized in the financial statements as compensation cost over the service period based upon their fair value on the date of grant. This statement eliminates the alternative of accounting for share-based compensation under Accounting Principles Board Opinion No. 25. The statement is effective as of the beginning of the first interim or annual reporting period that begins after June 5, 2005. The company will adopt SFAS No. 123(R) on January 1, 2006 under the modified retrospective application transition method. As such, the prior year comparative results will be adjusted to recognize the compensation cost currently reported in the stock based compensation pro forma footnote disclosure (see Note 4(o)) in the consolidated financial statements issued after January 1, 2006. Accordingly, the adoption of SFAS No. 123 will result in a reduction to net earnings by $683,000, or $0.09 per share for 2005 and $442,000 or $0.05 per share for 2004 in the consolidated financial statements issued after January 1, 2006.

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

(5)	FINANCING ARRANGEMENTS

The following is a summary of long-term debt at December 31, 2005 and January 1, 2005:

	2005	2004
	(dollars in thousands)
Senior secured revolving credit line	$56,250	$51,265
Senior secured bank term loans	60,000	70,000
Foreign Loan	3,200	—
Other note	2,145	2,458
Total debt	$121,595	$123,723

Less current maturities of long-term debt	13,780	10,480
Long-term debt	$107,815	$113,243

During the fourth quarter of 2005, the company amended its senior secured credit facility. Terms of the agreement provide for $60.0 million of term loans and $130.0 million of availability under a revolving credit line. As of December 31, 2005, the company had $116.3 million outstanding under this facility, including $56.3 million of borrowings under the revolving credit line. The company also had $8.5 million in outstanding letters of credit, which reduced the borrowing availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate of 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate for short term borrowings. At December 31, 2005 the average interest rate on the senior debt amounted to 5.7%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of December 31, 2005.

In December 2005, the company entered into a $3.2 million U.S. Dollar secured term loan at its subsidiary in Spain. This loan amortizes in equal monthly installments over a four year period ending December 31, 2009. Borrowings under this facility are assessed at an interest rate of 0.45% above LIBOR. At December 31, 2005 the interest rate on this loan was 4.83%.

In November 2004, the company entered into a promissory note in conjunction with the release and early termination of obligations under a lease agreement relative to a manufacturing facility in Shelburne, Vermont. The remaining note of $2.1 million is assessed interest at 4.0% above LIBOR with an interest rate cap of 9.0%. At year-end the interest rate on the note was approximately 8.29%. The note amortizes monthly and matures in December 2009.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In January 2002, the company had entered into an interest rate swap agreement for a notional amount of $20.0 million. This agreement swapped one-month LIBOR for a fixed rate of 4.03% and was in effect through December 2004. In February 2003, the company entered into an interest rate swap agreement for a notional amount of $10.0 million. This agreement swapped one-month LIBOR for a fixed rate of 2.36% and was in effect through December 2005. In January 2005, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swaps one-month LIBOR for a fixed rate of 3.78%. The notional amount amortizes consistent with the repayment schedule of the company's term loan maturing November 2009. The unamortized amount of this swap was $60.0 million at December 31, 2005. In January 2006, subsequent to the fiscal 2005 year end, the company entered into an interest rate swap agreement for a notional amount of $10.0 million maturing on December 21, 2009. This agreement swaps one-month LIBOR for a fixed rate of 5.03%.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At December 31, 2005, the company was in compliance with all covenants pursuant to its borrowing agreements.

The aggregate amount of debt payable during each of the next five years is as follows:

(dollars in thousands)
2006	$13,780
2007	16,280
2008	16,280
2009	75,255
$121,595

As of January 1, 2005, the company had $121.3 million outstanding under this facility, including $51.3 million of borrowings under the revolving credit line. The company also had $3.9 million in outstanding letters of credit at January 1, 2005. At January 1, 2005 the average interest rate on the senior debt amounted to 5.14%.

As of January 1, 2005 the company had $2.5 million in notes outstanding in conjunction with the release and early termination of obligations under a lease agreement. At January 1, 2005 the interest rate on the note was approximately 6.4%.

(6)	COMMON AND PREFERRED STOCK

(a)	Shares Authorized and Issued

At December 31, 2005 and January 1, 2005, the company had 20,000,000 shares of common stock and 2,000,000 shares of Non-voting Preferred Stock authorized. At December 31, 2005, there were 7,894,875 common stock shares outstanding.

(b)	Treasury Stock

In July 1998, the company's Board of Directors adopted a stock repurchase program and during 1998 authorized the purchase of up to 1,800,000 common shares in open market purchases. As of December 31, 2005, 952,999 shares had been purchased under the 1998 stock repurchase program.

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

At December 31, 2005, the company had a total of 3,856,344 shares in treasury amounting to $89.7 million.

(c)	Stock Options and Grants

The company maintains a 1998 Stock Incentive Plan (the "Plan"), as amended on December 15, 2003, under which the company's Board of Directors issues stock options and stock grants to key employees. A maximum amount of 1,750,000 shares can be issued under the Plan. Stock options issued under the plan provide key employees with rights to purchase shares of common stock at specified exercise prices. Options may be exercised upon certain vesting requirements being met, but expire to the extent unexercised within a maximum of ten years from the date of grant. Stock grants are issued to employees are transferable upon certain vesting requirements being met. As of December 31, 2005, a total of 1,231,160 stock options have been issued under the plan of which 495,135 have been exercised and 736,025 remain outstanding. As of December 31, 2005, a total of 350,000 restricted stock grants have been issued of which all are unvested. In addition to shares under the 1998 Stock Incentive Plan, certain directors of the company have outstanding stock options. As of December 31, 2005, there were 6,000 shares outstanding, all of which are vested.

A summary of stock option activity is presented below:

Stock Option Activity	Employees	Directors	Option Price Per Share
Outstanding at
December 28, 2002:	558,125	81,000

Granted	665,100	31,500	$10.51 to $18.47

Exercised	(213,625)	(15,000)	$4.50 to $10.51

Forfeited	(14,100)	—	$5.90 to $10.51

Outstanding at
January 3, 2004:	995,500	97,500

Granted	—	—

Exercised	(32,023)	(13,000)	$4.50 to $18.47

Forfeited	(15,277)	(7,500)	$4.50 to $18.47

Repurchased	(250,000)	(21,000)	$5.90 to $10.51

Outstanding at
January 1, 2005:	698,200	56,000

Granted	100,000	—

Exercised	(49,175)	(50,000)	$5.25 to $18.47

Forfeited	(13,000)	—	$5.90 to $18.47

Outstanding at
December 31, 2005:	736,025	6,000

Weighted average price	$19.25	$10.51

Exercisable at
December 31, 2005:	515,245	6,000
Weighted average price	$15.23	$10.51

In fiscal 2005, the weighted average price of shares exercised and forfeited under the employee stock plan was $9.78 and $10.22, respectively. In fiscal 2005, the weighted average price of shares exercised under the director stock plan was $7.86.

The following summarizes the options outstanding and exercisable for the employee stock plan by exercise price, at December 31, 2005:

		Weighted		Weighted
		Average		Average
Exercise	Options	Remaining	Options	Remaining
Price	Outstanding	Life	Exercisable	Life

Employee plan

$5.90	192,000	6.16	115,200	6.16
$10.51	73,300	7.18	29,320	7.18
$18.47	370,725	7.82	370,725	7.82
$53.93	100,000	9.17	—	9.17

	736,025	7.50	515,245	7.43

Director plan

$10.51	6,000	2.18	6,000	2.18

	6,000	2.18	6,000	2.18

(7)	INCOME TAXES

Earnings before taxes is summarized as follows:

	2005	2004	2003
	(dollars in thousands)
Domestic	$45,603	$31,712	$26,928
Foreign	5,795	2,132	1,893
Total	$51,398	$33,844	$28,821

The provision (benefit) for income taxes is summarized as follows:

	2005	2004	2003
	(dollars in thousands)
Federal	$14,470	$7,126	$7,661
State and local	3,663	2,467	2,282
Foreign	1,087	663	180
Total	$19,220	$10,256	$10,123

Current	$18,413	$2,682	$11,011
Deferred	807	7,574	(888)
Total	$19,220	$10,256	$10,123

Reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate are as follows:

	2005	2004	2003
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Permanent book vs. tax differences	(1.3)	(0.9)	—
State taxes, net of federal benefit	4.9	5.9	4.9
U.S. taxes on foreign earnings and
foreign tax rate differentials	1.8	(0.2)	(1.7)
Reserve adjustments and other	(3.0)	(9.5)	(3.1)
Consolidated effective tax	37.4%	30.3%	35.1%

At December 31, 2005 and January 1, 2005, the company had recorded the following deferred tax assets and liabilities, which were comprised of the following:

	2005	2004
	(dollars in thousands)
Deferred tax assets:
Stock compensation	$5,057	$--
Warranty reserves	4,329	3,959
Inventory reserves	2,244	2,110
Accrued retirement benefits	1,526	1,110
Receivable related reserves	1,340	1,189
Accrued plant closure	1,177	1,128
Product liability reserves	665	490
Unicap	346	259
Other	659	816
Gross deferred tax assets	17,343	11,061
Valuation allowance	—	—
Deferred tax assets	$17,343	$11,061
Deferred tax liabilities:
Intangible assets	$(10,595)	$(10,651)
Depreciation	(3,364)	(2,973)
Foreign tax earnings repatriation	(776)	—
Interest rate swap	(496)	—
LIFO reserves	—	(6)
Deferred tax liabilities	$(15,231)	$(13,630)

The company's financial statements include amounts recorded for contingent tax liabilities with respect to loss contingencies that are deemed probable of occurrence. As those contingencies are resolved, whether by audit or the closing of a tax year, the company adjusts tax expense to reflect the expected resolution. The tax provision includes a benefit of $1.3 and $3.2 million in 2005 and 2004 related to the release of tax reserves for closed tax years.

Pursuant to The American Jobs Creation Act of 2004 (The Act) enacted on October 22, 2004, the company evaluated provisions relating the repatriation of certain foreign earnings and their impact on the company. The Act provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the Act. The company elected to apply this provision in 2005 and repatriated $4.7 million in earnings from its subsidiaries in Spain and Mexico. Additionally, the company has assessed the liability for unremitted foreign earnings anticipated to be remitted in future periods. On December 21, 2004, FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", was issued. In accordance with FAS 109-2, the company recorded provisions for taxes on foreign earnings in its 2005 financial statements in the amount of $1.2 million

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

  The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. The fair value of these forward contracts was approximately $(0.2) million at the end of the year.

(b)	Interest rate swap

In January 2002, the company entered into an interest rate swap agreement with a notional amount of $20.0 million to fix the interest rate applicable to certain of its variable rate debt. The agreement swapped one-month LIBOR for a fixed rate of 4.03% and was in effect through December 2004.

In February 2003, the company entered into an interest rate swap agreement with a notational amount of $10.0 million to fix the interest rate applicable to certain of its variable rate debt. The agreement swaps one month LIBOR for a fixed rate of 2.36% and is in effect through December 2005. The interest rate swap has been designated as a hedge, and in accordance with SFAS No. 133 the changes in the fair value are recorded as a component of accumulated comprehensive income. The change in the fair value of the swap during 2005 was less than $0.1 million.

In January 2005, the company entered into an interest rate swap agreement with a notional amount of $70.0 million. The agreement swaps one month LIBOR for a fixed rate of 3.78%. The notional amount of the swap amortizes consistent with the repayment schedule of the company's senior term loan maturing in November 2009. The interest rate swap has been designated as a hedge, and in accordance with SFAS No. 133 the changes in the fair value are recorded as a component of accumulated comprehensive income. The change in the fair value of the swap during 2005 was a gain of $0.7 million.

In January 2006, subsequent to the fiscal 2005 year end, the company entered into an interest rate swap agreement for a notional amount of $10.0 million maturing on December 21, 2009. This agreement swaps one-month LIBOR for a fixed rate of 5.03%.

(9)	LEASE COMMITMENTS

The company leases warehouse space, office facilities and equipment under operating leases, which expire in fiscal 2006 and thereafter. The company also has a lease obligation for a manufacturing facility that was exited in conjunction with manufacturing consolidation efforts related to the acquisition of Blodgett. Future payment obligations under these leases are as follows:

		Idle
	Operating	Facility	Total Lease
	Leases	Leases	Commitments
	(dollars in thousands)
2006	$908	$303	$1,211
2007	377	331	708
2008.	303	336	639
2009	191	356	547
2010 and thereafter	281	2,441	2,722

	$2,060	$3,767	$5,827

Rental expense pertaining to the operating leases was $0.8 million, $0.7 million, and $0.6 million in fiscal 2005, 2004, and 2003, respectively. Reserves of $2.6 million have been established for the idle facility leases, net of anticipated sublease income (see Note 10 for further discussion).

(10)	ACQUISITION INTEGRATION COSTS

In fiscal 2001, the company established reserves through purchase accounting associated with $3.9 million in severance related obligations and $6.9 million in facility exit costs related to the business operations that were acquired from Maytag Corporation on December 21, 2001 of Blodgett.

The company established reserves of $6.9 million associated with the facility closure and lease obligations for manufacturing facilities in Pennsylvania and Vermont that were exited in 2001 and 2002. These reserves were subsequently increased in 2002 by $3.4 million through purchase accounting due to changes in the assumptions related to the timing and amount of sublease income expected to be realized, resulting in an increase in goodwill. The facility in Quakertown, Pennsylvania was exited in 2001 prior to the acquisition of Blodgett. The lease extends on this facility through December 2014. The company is recovering a portion of the lease cost on a sublease that ends in April 2006. Two other facilities in Williston, Vermont and Shelburne, Vermont were exited during the second quarter of 2002 in conjunction with the company's consolidation initiatives following the Blodgett acquisition. Lease obligations on these properties extended through June 2005 and December 2014, respectively. The company completed an early buyout for the Williston, Vermont property during the first quarter of 2004. During the fourth quarter of 2004, the company entered into an agreement with Pizzagalli Properties, LLC, to terminate the company’s lease obligations related to the facility in Shelburne, Vermont. This transaction occurred simultaneously with a sale of the property in Shelburne, Vermont from Pizzagalli Properties, LLC to an unrelated third party. Under terms of the lease termination agreement, the company paid to the lessor $600,000 in cash and entered into an interest bearing note in the amount of $2,513,884. See Note 5 for further discussion of the note arrangement.

During 2004 the company recorded adjustments to reduce the reserves for acquisition related costs by $1.9 million. The reserve adjustments reflect a reduction in obligations associated with the Shelburne facility resulting from the sale of that property which allowed the company to negotiate an early exit from the lease. The remaining reserve of $2.6 million represents estimated costs associated with the Quakertown, Pennsylvania lease net of anticipated sublease income. Management believes the remaining reserve balance is adequate to cover costs associated with the lease obligation. However, the forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate. If the company's estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

A summary of the reserve balance activity is as follows (in thousands):

	Severance Obligations	Facility Closure andLease Obligations	Total
Balance December 29, 2001	$3,947	$6,928	$10,875
Reserve adjustments	(92)	3,377	3,285
Payments	(3,584)	(812)	(4,396)
Balance December 28, 2002	271	9,493	9,764
Reserve adjustments	(134)	176	42
Payments	(122)	(1,020)	(1,142)
Balance January 3, 2004	15	8,649	8,664
Reserve adjustments	(11)	(1,875)	(1,886)
Payments	(4)	(3,986)	(3,990)
Balance January 1, 2005	—	2,788	2,788
Payments	—	(190)	(190)
Balance December 31, 2005	$—	$2,598	$2,598

(11)	SEGMENT INFORMATION

The company operates in three reportable operating segments defined by management reporting structure and operating activities.

The commercial foodservice equipment business group manufactures cooking equipment for the restaurant and institutional kitchen industry. This business division has manufacturing facilities in Illinois, Michigan, New Hampshire, North Carolina, Vermont and the Philippines. This division supports four major product groups, including conveyor oven equipment, core cooking equipment, counterline cooking equipment, and international specialty equipment. Principal product lines of the conveyor oven product group include Middleby Marshall ovens, Blodgett ovens and CTX ovens. Principal product lines of the core cooking equipment product group include the Southbend product line of ranges, steamers, convection ovens, broilers and steam cooking equipment, the Blodgett product line of ranges, convection ovens and combi ovens, MagiKitch'n charbroilers and catering equipment and the Pitco Frialator product line of fryers. The counterline cooking and warming equipment product group includes toasters, hot food servers, foodwarmers and griddles distributed under the Toastmaster brand name. The international specialty equipment product group is primarily comprised of food preparation tables, undercounter refrigeration systems, ventilation systems and component parts for the U.S. manufacturing operations.

The industrial foodservice equipment business group manufactures cooking and packaging equipment for the food processing industry. This business division has manufacturing in Lodi, Wisconsin. Its principal products include batch ovens, conveyorized ovens and continuous process ovens sold under the Alkar brand name and food packaging machinery sold under the RapidPak brandname.

The International Distribution Division provides integrated design, export management, distribution and installation services through its operations in China, India, South Korea, Mexico, the Philippines, Spain, Taiwan and the United Kingdom. The division sells the company’s product lines and certain non-competing complementary product lines throughout the world. For a local country distributor or dealer, the company is able to provide a centralized source of foodservice equipment with complete export management and product support services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief decision maker evaluates individual segment performance based on operating income. Management believes that intersegment sales are made at established arms length transfer prices.

The following table summarizes the results of operations for the company’s business segments1 (dollars in thousands):

	Commercial Foodservice	Industrial Foodservice	International Distribution	Corporate and Other(2)	Eliminations(3)	Total
2005
Net sales	$298,994	$2,837	$53,989	$—	$(39,152)	$316,668
Operating income	69,710	134	3,460	(15,367)	35	57,972
Depreciation expense	2,992	49	178	16	—	3,235
Net capital expenditures	1,006	—	275	95	—	1,376
Total assets	192,207	43,410	25,869	8,338	(5,906)	263,918
Long-lived assets(4)	129,958	26,922	400	5,003	--	162,283

2004
Net sales	$257,510	$—	$46,146	$—	$(32,541)	$271,115
Operating income	54,990	—	1,908	(19,751)	(775)	36,372
Depreciation expense	3,267	—	156	(273)	—	3,150
Net capital expenditures	888	—	197	114	—	1,199
Total assets	177,271	—	24,439	14,485	(6,520)	209,675
Long-lived assets(4)	121,529	—	412	3,722	—	125,663

2003
Net sales	$229,402	$—	$42,698	$—	$(29,900)	$242,200
Operating income	40,968	—	2,182	(6,491)	(1,643)	35,016
Depreciation expense	3,698	—	148	(263)	—	3,583
Net capital expenditures	869	—	36	98	—	1,003
Total assets	170,233	—	20,690	6,854	(3,157)	194,620
Long-lived assets(4)	123,910	—	509	3,234	—	127,653

(1)
Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, gains and losses on acquisition financing derivatives, and other income and expenses items outside of income from operations.

(2)	Includes corporate and other general company assets and operations.
(3)
Includes elimination of intercompany sales, profit in inventory, and intercompany receivables. Intercompany sale transactions are predominantly from the Commercial Foodservice Equipment Group to the International Distribution Division.

(4)	Long-lived assets of the Commercial Foodservice Equipment Group includes assets located in the Philippines which amounted to $2,095, $2,184 and $2,379 in 2005, 2004 and 2003, respectively.

Net sales by each major geographic region are as follows:

	2005	2004	2003
	(dollars in thousands)
United States and Canada	$256,790	$219,377	$193,610
Asia	23,399	20,846	20,319
Europe and Middle East	26,568	22,808	21,842
Latin America	9,911	8,084	6,429
Total international	59,878	51,738	48,590
	$316,668	$271,115	$242,200

(12)	RELATED PARTY TRANSACTIONS

On March 1, 2001, the company made a loan to its Chief Executive Officer, in the amount of $300,000. The loan was repayable with interest of 6.0% on February 24, 2004. This loan was established in conjunction with the company's commitment to transfer 50,000 shares of common stock from treasury to the officer at $6.00 per share. The market price at the close of business on March 1, 2001 was $5.94 per share. In accordance with a special incentive agreement with the officer, the loan and the related interest were to be forgiven by the company if certain targets of Earnings Before Taxes for fiscal years 2001, 2002, and 2003 were achieved. As of January 3, 2004, the entire loan had been forgiven as the financial targets established by the special incentive agreement had been achieved. One-third of the principal loan amount had been forgiven in fiscal 2002 and the remaining two-thirds was forgiven in fiscal 2003. Amounts forgiven were recorded in general and administrative expense.

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

A summary of the plans’ benefit obligations, funded status, and net balance sheet position is as follows:

	(dollars in thousands)
	2005	2005	2004	2004
	Union	Director	Union	Director
	Plan	Plans	Plan	Plans
Change in Benefit Obligation:
Benefit obligation - beginning of year	$4,161	$8,281	$4,034	$5,809
Service cost	--	846	--	341
Interest on benefit obligations	242	82	243	375
Return on assets	(190)	--	(215)	--
Net amortization and deferral	139	--	132	648
Pension settlement	--	16	--	1,947
Net pension expense	191	944	160	3,311
Net benefit payments	(206)	(7,778)	(190)	(7)
Actuarial (gain) loss	549	--	157	(832)
Benefit obligation - end of year	$4,695	$1,447	$4,161	$8,281
Change in Plan Assets:
Plan assets at fair value - beginning of year	$3,483	$3,965	$3,346	$2,420
Company contributions	336	3,813	216	1,580
Investment gain	125	--	111	71
Benefit payments and plan expenses	(206)	(7,778)	(190)	(106)
Plan assets at fair value - end of year	$3,738	$--	$3,483	$3,965
Funded Status:
Unfunded benefit obligation	$(957)	$(1,447)	$(678)	$(4,316)
Unrecognized net loss	2,098	--	1,674	--
Net amount recognized in the balance heet at year-end	$1,141	$(1,447)	$996	$(4,316)

Amount recognized in balance sheet:
Current liabilities	$--	$--	$--	$(3,637)
Non-current liabilities	(957)	(1,447)	(678)	(679)
Accumulated other comprehensive income	2,098	--	1,674	--
Net amount recognized	$1,141	$(1,447)	$996	$(4,316)

Salary growth rate	n/a	7.50%	n/a	3.50%
Assumed discount rate	5.75%	6.00%	6.00%	6.25%
Expected return on assets	5.50%	n/a	6.50%	n/a

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

The assets of the union plan were invested in the following classes of securities (none of which were securities of the company):

	2005 Union Plan	2004 Union Plan
Equity	24%	28%
Fixed income	50	59
Real estate	26	13
	100%	100%

The expected return on assets is developed in consideration of the anticipated duration of investment period for assets held by the plan, the allocation of assets in the plan, and the historical returns for plan assets.

Estimated future benefit payments under the plan is as follows (dollars in thousands):

	Union Plan	Director Plans
2006	$294	$—
2007	299	32
2008	298	32
2009	286	32
2010	291	32
2011 thru 2015	1,545	2,215

In conjunction with the retirement of the former chairman of the board in December 2004, the company entered into an agreement to settle obligations relating to the former chairman's pension. As part of this settlement, the company made payments aggregating to $7.8 million, which were funded in part by existing plan assets, in the first quarter of 2005 to fully settle all pension obligations due to the former chairman. Contributions to the directors' plan are based upon actual retirement benefits for directors as they retire.

Contributions under the union plan are funded in accordance with provisions of The Employee Retirement Income Security Act of 1974. Expected contributions to be made in 2006 are $0.2 million.

(b)	401K Savings Plans

The company maintains four separate defined contribution 401K savings plans covering all employees in the United States. These four plans separately cover (1) the union employees at the Elgin, Illinois facility, (2) the union employees at the Lodi, Wisconsin facility, (3) the non-union employees at the Lodi, Wisconsin facility, and (4) all other remaining non-union employees in the United States not covered by one of the previous mentioned plans. The company makes profit sharing contributions to the various plans in accordance with the requirements of the plan. Profit sharing contributions for certain of these 401K savings plans are at the discretion of the company.

In conjunction with the freeze on future benefits under the defined benefit plan for union employees at the Elgin, Illinois facility, the company established a 401K savings plan for this group of employees. The company makes contributions to this plan in accordance with its agreement with the union. These contributions amounted to $219,600 for 2005, $221,400 for 2004 and $157,400 for 2003.

The 401K savings plans for both the union and non-union employees at the Lodi, Wisconsin facility are related to the business operations of Alkar Holdings, Inc. which was acquired on December 7, 2005. Contributions made to the plan for 2005 were $168,800. There were no contributions for the non-union employee plan for 2005.

The company made discretionary contributions to the 401K savings plan covering all non-union employees other than those at the Lodi, Wisconsin facility relating to the plan year ended 2003 in the amount of $750,000. There was no discretionary profit sharing contribution relating to the plan for the years ended 2004 or 2005.

(14)	QUARTERLY DATA (UNAUDITED)

	1st	2nd	3rd	4th	Total Year
	(dollars in thousands, except per share data)
2005
Net sales	$74,889	$83,912	$80,937	$76,930	$316,668
Gross profit	27,072	32,586	32,476	29,519	121,653
Income (loss) from operations	12,003	16,337	16,284	13,348	57,972
Net earnings (loss)	$6,348	$8,969	$9,628	$7,233	$32,178

Basic earnings (loss) per share (1)	$.85	$1.19	$1.28	$0.96	$4.28

Diluted earnings (loss) per share (1)	$.79	$1.11	$1.19	$0.88	$3.98

2004
Net sales	$62,463	$72,913	$70,620	$65,119	$271,115
Gross profit	23,176	28,793	26,394	24,265	102,628
Income (loss) from operations	10,104	14,653	12,582	920	38,259
Net earnings (loss)	$5,591	$8,289	$10,368	$(660)	$23,588

Basic earnings (loss) per share (1)	$0.61	$0.90	$1.12	$(0.07)	$2.56

Diluted earnings (loss) per share (1)	$0.56	$0.82	$1.03	$(0.07)	$2.38

(1)	Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

(15)	SUBSEQUENT EVENT

In January 2006, subsequent to the fiscal 2005 year end, the company entered into an interest rate swap agreement for a notional amount of $10.0 million maturing on December 21, 2009. This agreement swaps one-month LIBOR for a fixed rate of 5.03%.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FISCAL YEARS ENDED DECEMBER 31, 2005, JANUARY 1, 2005
AND JANUARY 3, 2004

	Balance	Additions	Write-Offs		Balance
	Beginning	Charged	During the		At End
	Of Period	Expense	the Period	Acquisition	Of Period
Allowance for doubtful accounts; deducted from accounts receivable on the balance sheets-

2005	$3,382,000	$512,000	$(1,125,000)	$321,000	$3,081,000
2004	$3,146,000	$514,000	$(278,000)	--	$3,382,000
2003	$3,494,000	$615,000	$(963,000)	--	$3,146,000

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

As of December 31, 2005, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended December 31, 2005 there have been no changes in the company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our assessment of the internal control structure excluded Nu-Vu Foodservice Systems which was acquired on January 7, 2005 and Alkar Holdings, Inc. which was acquired on December 7, 2005. Nu-Vu Foodservice Systems and Alkar Holdings, Inc. had combined net sales of $18.8 million and total assets of $56.0 million, which are included in the consolidated financial statements of the company as of and for the year ended December 31, 2005. Under guidelines established by the Securities Exchange Commission, companies are allowed to exclude acquisitions  from their assessment of internal control over financial reporting during the first year of an acquistion while integrating the acquired company.

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

The Middleby Corporation
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Middleby Corporation:

     We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Middleby Corporation and subsidiaries (the “Company”)] maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules.

DELOITTE & TOUCHE LLP
Chicago, Illinois
March 15, 2006

Item 9B.   Other Information

None.

PART III

Pursuant to General Instruction G (3), the information called for by Part III (Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions) and Item 14 (Principal Accountant Fees and Services), is incorporated herein by reference from the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

2.4
Stock Purchase Agreement, dated December 6, 2005, by and among Middleby Marshall, Inc., Alkar Holdings, Inc. and the other signatories thereto, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated December 6, 2005, filed on December 12, 2005.

3.1
Restated Certificate of Incorporation of The Middleby Corporation (effective as of May 13, 2005, incorporated by reference to the company's Form 8-K, Exhibit 3.1, dated April 29, 2005, filed on May 17, 2005.

3.2	Amended and Restated Bylaws of The Middleby Corporation (effective as of May 13, 2005, incorporated by reference to the company's Form 8-K, Exhibit 3.2, dated April 29, 2005, filed on May 17, 2005.

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

4.5
Subsidiary Guaranty, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and Bank of America incorporated by reference to the company's Form 8-K, Exhibit 4.5 filed on January 7, 2002.

4.6
Security Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and its subsidiaries and Bank of America incorporated by reference to the company's Form 8-K, Exhibit 4.6 filed on January 7, 2002.

4.7
U.S. Pledge Agreement, dated December 21, 2001, between The Middleby Corporation, Middleby Marshall Inc. and its subsidiaries and Bank of America incorporated by reference to the company's Form 8-K, Exhibit 4.7 filed on January 7, 2002.

4.8
Consent and Waiver to Subordinated Promissory Note, dated December 23, 2002, between The Middleby Corporation and Maytag Corporation, incorporated by reference to the company's Form 8-K Exhibit 2.1 dated December 23, 2002, filed on January 7, 2003.

4.9
Restated and Substituted Promissory Note, dated October 23, 2003, between The Middleby Corporation and Maytag Corporation, incorporated by reference to the company’s Form 10-Q, Exhibit 4.2, for the fiscal period ended September 27, 2003, filed on November 7, 2003.

4.10
Second Amended and Restated Credit Agreement, dated May 19, 2004, between The Middleby Corporation, Middleby Marshall, Inc., LaSalle Bank National Association, Wells Fargo Bank, Inc., Bank of America N.A. and Banc of America Securities, LLC, incorporated by reference to the company's Form 8-K Exhibit 4.1, dated May 19, 2004, filed on May 21, 2004.

4.11
Commercial Promissory Note between The Middleby Corporation and Pizzagalli Properties, LLC, dated November 10, 2004, incorporated by reference to the company's Form 10-K Exhibit 4.18, for the fiscal year ended January 1, 2005, filed on March 17, 2005.

4.12
Third Amended and Restated Credit Agreement, dated December 23, 2004, between The Middleby Corporation, Middleby Marshall, Inc., LaSalle Bank National Association, Wells Fargo Bank, Inc. and Bank of America N.A., incorporated by reference to the company's Form 8-K Exhibit 10.2, dated December 23, 2004, filed on December 28, 2004.

4.13
First Amendment to the Third Amended and Restated Agreement, dated December 7, 2005, between The Middleby Corporation, Middleby Marshall, Inc., LaSalle Bank National Association, Wells Fargo Bank, Inc. and Bank of America N.A., incorporated by reference to the company's Form 8-K Exhibit 10.1, dated December 7, 2005, filed on December 12, 2005.

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

10.13*
Amendment No. 3 to Amended and Restated Employment Agreement of William F. Whitman, dated April 16, 2002, incorporated by reference to the company's Form 10-Q, Exhibit 10(A), for the fiscal period ended June 29, 2002 filed on August 19, 2002.

10.14*	Employment Agreement of Selim A. Bassoul, dated May 16, 2002, incorporated by reference to the company's Form 10-Q, Exhibit 10(C), for the fiscal period ended June 29, 2002, filed on August 19, 2002.

10.15*
Amendment No. 4 to Amended and Restated Employment Agreement of William F. Whitman, Jr., dated January 2, 2003, incorporated by reference to the company's Form 10-Q, Exhibit 10(A), for the fiscal period ended June 28, 2003, filed on August 8, 2003.

10.16*
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

10.18*
Amendment No. 2 to Employment Agreement of Selim A. Bassoul, dated December 15, 2003, incorporated by reference to the company’s Form 10-K, Exhibit 10.19, for the fiscal year ended January 3, 2004, filed on April 2, 2004.

10.19*	Severance agreement of David B. Baker, dated March 1, 2004, incorporated by reference to the company’s Form 10-K, Exhibit 10.20, for the fiscal year ended January 3, 2004, filed on April 2, 2004.

10.20*
Severance agreement of Timothy J. FitzGerald, dated March 1, 2004, incorporated by reference to the company’s Form 10-K, Exhibit 10.21, for the fiscal year ended January 3, 2004, filed on April 2, 2004.

10.21*	Amended 1998 Stock Incentive Plan, dated December 15, 2003, incorporated by reference to the company’s Form 10-K, Exhibit 10.21, for the fiscal year ended January 3, 2004, filed on April 2, 2004.

10.22*
Amendment No. 3 to Employment Agreement of Selim A. Bassoul, dated May 7, 2004, incorporated by reference to the company's Form 10-Q Exhibit 10(A), for the firscal period ended July 3, 2004, filed on August 17, 2004.

10.23*
Amendment No. 6 to Employment Agreement of William F. Whitman, dated September 13, 2004, incorporated by reference to the company's Form 8-K Exhibit 10, dated September 13, 2004, filed on September 17, 2004.

10.24*
Retention Agreement of Timothy J. FitzGerald, dated July 22, 2004, incorporated by reference to the company's Form 10-Q Exhibit 10.2, for the fiscal period ended October 2, 2004, filed on November 16, 2004.

10.25
Lease Termination Agreement between Cloverleaf Properties, Inc., Blodgett Holdings, Inc., The Middleby Corporation and Pizzagalli Properties, LLC, dated November 10, 2004, incorporated by reference to the company's Form 10-K Exhibit 10.26, for the fiscal year ended January 1, 2005, filed on March 17, 2005.

10.26
Certificate of Lease Termination by Pizzagalli Properties, LLC and Cloverleaf Properties, Inc., dated November 10, 2004, incorporated by reference to the company's Form 10-K Exhibit 10.27, for the fiscal year ended January 1, 2005, filed on March 17, 2005.

10.27
Stock Purchase Agreement between The Middleby Corporation, William F. Whitman Jr., Barbara K. Whitman, W. Fifield Whitman III, Laura B. Whitman and Barbara K. Whitman Irrevocable Trust, dated December 23, 2004, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated December 23, 2004, filed on December 28, 2004.

10.28*	Employment Agreement of Selim A. Bassoul dated December 23, 2004, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated December 23, 2004, filed on December 28, 2004.

10.29*	Letter Agreement by and between The Middleby Corporation and William F. Whitman, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated February 15, 2005, filed on February 18, 2005.

10.30*	Amended and Restated Management Incentive Compensation Plan, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated February 25, 2005, filed on March 3, 2005.

10.31*	Employment Agreement by and between The Middleby Corporation and Timothy J. FitzGerald, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated March 7, 2005, filed on March 8, 2005.

10.32*	Restricted Stock Agreement by and between The Middleby Corporation, incorporated by reference to the company's Form 8-K Exhibit 10.2, dated March 7, 2005, filed on March 8, 2005.

10.33*
Form of The Middleby Corporation 1998 Stock Incentive Plan Non-Qualified Stock Option Agreement, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated April 29, 2005, filed on May 5, 2005.

10.34*	Form of Confidentiality and Non-Competition Agreement incorporated by reference to the company's Form 8-K Exhibit 10.2, dated April 29, 2005, filed on May 5, 2005.

10.35*
The Middleby Corporation Amended and Restated Management Incentive Compensation Plan, effective as of January 1, 2005, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated April 29, 2005, filed on May 17, 2005.

10.36*
Amendment to The Middleby Corporation 1998 Stock Incentive Plan, effective as of January 1, 2005, incorporated by reference to the company's Form 8-K Exhibit 10.2, dated April 29, 2005, filed on May 17, 2005.

21	List of subsidiaries; 32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Designates management contract or compensation plan.

(c)	See the financial statement schedule included under Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th of March 2006.

THE MIDDLEBY CORPORATION

By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald Vice President,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2006.

Signatures	Title
PRINCIPAL EXECUTIVE OFFICER
/s/ Selim A. Bassoul___________ Selim A. Bassoul	Chairman of the Board, President, Chief Executive Officer and Director

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
/s/ Timothy J. FitzGerald_ _______ Timothy J. FitzGerald	Vice President, Chief Financial Officer

DIRECTORS
/s/ Robert Lamb Robert Lamb	Director
/s/ John R. Miller, III____________ John R. Miller, III	Director
/s/ Gordon O'Brien Gordon O'Brien	Director
/s/ Philip G. Putnam_____________ Philip G. Putnam	Director
/s/ Sabin C. Streeter_____________ Sabin C. Streeter	Director
/s/ Robert L. Yohe______________ Robert L. Yohe	Director