Form 10-K/A
period 2005-12-31
MIDDLEBY CORP
filed 2006-03-31
CIK 769520

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
Title of each class
Common stock,
par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 is being filed solely for the purpose of correcting certain inadvertent omissions in the certifications filed as Exhibits 31.1 and 31.2 thereto. No other changes have been made. This Amendment No. 1 does not change or update any of the company's previously reported financial statements or any other disclosure contained in the original Form 10-K as filed with the Securities and Exchange Commission on March 16, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st of March 2006.

THE MIDDLEBY CORPORATION

BY:   /s/ Timothy J. FitzGerald

Timothy J. FitzGerald
Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2006.

Signatures	Title

PRINCIPAL EXECUTIVE OFFICER

/s/ Selim A. Bassoul	Chairman of the Board, President, Chief Executive Officer
Selim A. Bassoul	and Director

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

/s/ Timothy J. FitzGerald	Vice President, Chief Financial Officer
Timothy J. FitzGerald