Form 10-Q
period 2006-04-01
MIDDLEBY CORP
filed 2006-05-11
CIK 769520

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended April 1, 2006

or
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
Yes ☐ No ☒

As of May 5, 2006, there were 7,902,275 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED APRIL 1, 2006

INDEX

DESCRIPTION		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	CONDENSED CONSOLIDATED BALANCE SHEETS	1
	April 1, 2006 and December 31, 2005

	CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS	2
	April 1, 2006 and April 2, 2005

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	3
	April 1, 2006 and April 2, 2005

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	29

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
(Unaudited)

ASSETS	Apr. 1, 2006	Dec. 31, 2005
Current assets:
Cash and cash equivalents	$3,510	$3,908
Accounts receivable, net of reserve for doubtful accounts of $3,305 and $3,081	41,312	38,552
Inventories, net	43,260	40,989
Prepaid expenses and other	4,121	4,513
Prepaid taxes	323	3,354
Current deferred taxes	11,342	10,319
Total current assets	103,868	101,635
Property, plant and equipment, net of accumulated depreciation of $34,959 and $34,061a	24,938	25,331
Goodwill	98,757	98,757
Other intangibles	35,196	35,498
Other assets	2,924	2,697
Total assets	$265,683	$263,918
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$14,405	$13,780
Accounts payable	20,809	17,576
Accrued expenses	51,637	62,689
Total current liabilities	86,851	94,045
Long-term debt	106,135	107,815
Long-term deferred tax liability	9,509	8,207
Other non-current liabilities	5,702	5,351
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	--	--
Common stock, $0.01 par value; 20,000,000 shares authorized; 11,757,719 and 11,751,219 shares issued in 2006 and 2005, respectively	117	117
Restricted stock	--	(14,204)
Paid-in capital	65,923	79,291
Treasury stock at cost; 3,856,344 shares in 2006 and 2005, respectively	(89,650)	(89,650)
Retained earnings	81,591	73,540
Accumulated other comprehensive loss	(495)	(594)
Total stockholders' equity	57,486	48,500
Total liabilities and stockholders' equity	$265,683	$263,918

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	Apr. 1, 2006	Apr. 2, 2005

Net sales	$96,749	$74,889
Cost of sales	61,225	47,817
Gross profit	35,524	27,072

Selling expenses	10,125	8,184
General and administrative expenses	10,251	6,885
Income from operations	15,148	12,003

Interest expense and deferred financing amortization, net	1,796	1,786
Other (income), net	(93)	(203)
Earnings before income taxes	13,445	10,420
Provision for income taxes	5,394	4,072
Net earnings	$8,051	$6,348

Net earnings per share:
Basic	$1.06	$0.85

Diluted	$0.97	$0.79

Weighted average number of shares
Basic	7,618	7,473
Dilutive stock options[1]	650	547
Diluted	8,268	8,020

1 There were no anti-dilutive stock options excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	Apr. 1, 2006	Apr. 2, 2005

Cash flows from operating activities-
Net earnings	$8,051	$6,348

Adjustments to reconcile net earnings to cash
provided by operating activities:
Depreciation and amortization	1,256	929
Deferred taxes	(629)	386
Stock-based compensation costs	1,098	827
Cash effects of changes in -
Accounts receivable, net	(2,823)	(4,442)
Inventories, net	(2,270)	(3,212)
Prepaid expenses and other assets	3,882	2,251
Accounts payable	3,233	3,590
Accrued expenses and other liabilities	(10,699)	(10,550)

Net cash provided by (used in) operating activities	1,099	(3,873)

Cash flows from investing activities-
Net additions to property and equipment	(501)	(321)
Acquisition of Nu-Vu	--	(12,000)
Net cash (used in) investing activities	(501)	(12,321)

Cash flows from financing activities-
Net proceeds under revolving credit facilities	2,350	17,280
(Repayments) under senior secured bank notes	(3,125)	(2,500)
(Repayments) under foreign bank loan	(204)	--
(Repayments) of note agreement	(76)	--
Net proceeds from stock issuances	50	265

Net cash (used in) provided by financing activities	(1,005)	15,045

Effect of exchange rates on cash
and cash equivalents	9	(15)

Changes in cash and cash equivalents-

Net (decrease) in cash and cash equivalents	(398)	(1,164)

Cash and cash equivalents at beginning of year	3,908	3,803

Cash and cash equivalents at end of quarter	$3,510	$2,639

Supplemental disclosure of cash flow information:
Interest paid	$1,598	$1,362
Income tax payments (refunds)	$1,873	$(36)

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2006
(Unaudited)

1)	Summary of Significant Accounting Policies

A)  Basis of Presentation

The condensed consolidated financial statements have been prepared by The Middleby Corporation (the "company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2005 Form 10-K.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of April 1, 2006 and December 31, 2005, and the results of operations for the three months ended April 1, 2006 and April 2, 2005 and cash flows for the three months ended April 1, 2006 and April 2, 2005.

B)  Stock-Based Compensation

The company maintains a 1998 Stock Incentive Plan (the "Plan"), as amended on May 11, 2005, under which the company's Board of Directors issues stock grants and stock options to key employees. A maximum amount of 1,750,000 shares can be issued under the plan. As of April 1, 2006, a total of 1,231,160 stock options and 350,000 restricted stock options have been issued under the plan. In addition to shares under the 1998 Stock Incentive Plan, certain directors of the company have outstanding stock options.

Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R): "Share Based Payments", which requires the recognition of compensation expense associated with stock options and awards based upon their values. The company elected to adopt SFAS No. 123(R) using the modified prospective method. The company had previously disclosed that it would adopt the modified retrospective method. However, upon further review, the modified prospective method was adopted. Under that method, compensation cost recognized in the first quarter of 2006 includes a ratable portion of compensation cost for all share-based payments not yet vested as of January 1, 2006, and a ratable portion of compensation cost for all share-based payments granted subsequent to January 1, 2006, based upon the grant date fair value.

Stock Grants: Stock grants issued are issued under the plan to key employees and are transferable upon certain vesting requirements being met. As of the first quarter ended April 1, 2006, a total of 350,000 restricted stock grants were issued, 280,000 of which were unvested. There were no stock grants issued, forfeited or vested during the three month period ended April 1, 2006. The company recorded compensation expense associated with the restricted stock grants amounting to $0.9 million for the three month period ending April 1, 2006 and $0.8 million for the three month period ending April 2, 2005.

Prior to January 1, 2006, the company elected to follow APB Opinion No. 25: "Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for stock-based awards to employees and directors. In accordance with APB No. 25, the company established the value of restricted stock grants based upon the market value of the stock at the time of issuance. The value of the stock grant was amortized and recorded as compensation expense over the applicable vesting period. The adoption of SFAS No. 123(R) did not affect the value assigned to the stock grants or the amount of the reported compensation expense. Under APB No. 25, the value of the restricted stock grant was reflected as a separate component reducing stockholders' equity with an offsetting increase to Paid-in Capital. Accordingly, as of December 31, 2005 the unamortized value of the restricted stock grant amounting to $14.2 million was reflected as a separate component in Stockholders' Equity. As a result of the adoption of SFAS No. 123(R), the unamortized value of the restricted stock grant as of April 1, 2006 in the amount of $13.4 million has been reclassified to Paid-in-Capital.

Stock Options: Stock options issued under the plan provide key employees with rights to purchase shares of common stock at specified exercise prices. Options may be exercised upon certain vesting requirements being met, but expire to the extent unexercised within a maximum of ten years from the date of grant.

As a result of the adoption of SFAS No. 123(R), the company recorded compensation expense of $240,000 for the three month period ended April 1, 2006 associated with the ratable portion stock options granted prior to the adoption date which had not yet vested. Prior to January 1, 2006, in accordance with APB No. 25, the company had not recorded compensation expense related to issued stock options in the financial statements because the exercise price of the stock options was equal to or greater than the market price of the underlying stock on the date of grant. The company’s pro forma net earnings and per share data utilizing a fair value based method for the three month period ended April 2, 2005 prior to the adoption of SFAS 123(R) is as follows (in thousands, except per share data):

Three Months Ended
Apr. 2, 2005

Net income - as reported	$6,348
Less: Stock-based employee
compensation expense, net
of taxes	(132)

Net income - pro forma	$6,216

Earnings per share - as reported:
Basic	$0.85
Diluted	0.79

Earnings per share - pro forma:
Basic	$0.83
Diluted	0.78

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

A summary of stock option activity for the three months ended April 1, 2006 is presented below:

Stock Option Activity	Employees	Directors	Option Price Per Share

Outstanding at
December 31, 2005:	736,025	6,000

Granted	--	--	--

Exercised	(6,500)	--	$5.90 to $10.51

Forfeited	--	--	--

Outstanding at
April 1, 2006:	729,525	6,000

Weighted average price	$19.32	$10.51

Exercisable at
April 1, 2006:	522,685	6,000

Weighted average price	$17.24	$10.51

The weighted average price of shares exercised during the three months ended April 1, 2006 was $7.67.

The following summarizes the options outstanding and exercisable for the employee stock plan by exercise price, at April 1, 2006:

	Weighted	Weighted
	Average	Average
Exercise	Options	Remaining	Options	Remaining
Price	Outstanding	Life	Exercisable	Life

Employee plan

$5.90	188,000	5.91	112,000	5.91
$10.51	70,800	6.93	14,960	6.93
$18.47	370,725	7.56	370,725	7.56
$53.93	100,000	8.91	25,000	8.91

	729,525	7.26	522,685	7.25

Director plan

$10.51	6,000	1.93	6,000	1.93
	6,000	1.93	6,000	1.93

2)    Purchase Accounting

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

The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed was been recorded as goodwill in the financial statements.

The allocation of cash paid for the Nu-Vu acquisition is summarized as follows (in thousands):

	Jan. 7, 2005	Adjustments	Dec. 31, 2005
Current ssets	$2,556	242	$2,798
Property, plant and equipment	1,178	--	1,178
Deferred taxes	3,637	(336)	3,301
Goodwill	4,566	252	4,818
Other intangibles	2,188	(875)	1,313
Current liabilities	(2,125)	167	(1,958)
Total cash paid	$12,000	$(550)	$11,450

The goodwill and other intangible assets associated with the Nu-Vu acquisition, which are comprised of the tradename, are subject to the non-amortization provisions of SFAS No. 142 and are allocable to the company's Commercial Foodservice Equipment Group for purposes of segment reporting (see footnote 12 for further discussion). Goodwill and other intangible assets associated with this transaction are anticipated to be deductible for income taxes.

Alkar

On December 7, 2005 the company acquired the stock of Alkar Holdings, Inc. ("Alkar") for $26.7 million in cash. Cash paid at closing amounted to $28.2 million and included $1.5 million of estimated working capital adjustments determined at closing. In April 2006, subsequent to the end of the first quarter, the company reached final settlement on post-close working capital adjustments, which resulted in an additional payment of $1.5 million.

The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the financial statements. The allocation of the purchase price to the assets, liabilities and intangible assets is under review and is subject to change based upon the results of further evaluation.

The allocation of cash paid for the Alkar acquisition is summarized as follows (in thousands):

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that these items be recognized as current period costs and also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material effect on the company's financial position, results of operations or cash flows.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". This statement provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. This statement allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. This statement is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The company will apply this guidance prospectively. The company is continuing its process of determining what impact the application of this guidance will have on the company's financial position, results of operations or cash flows.

5)            Other Comprehensive Income

The company reports changes in equity during a period, except those resulting from investment by owners and distribution to owners, in accordance with SFAS No. 130, "Reporting Comprehensive Income."

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended
	Apr. 1, 2006	Apr. 2, 2005

Net earnings	$8,051	$6,348
Cumulative translation adjustment	(54)	(356)
Minimum pension liability	-	-
Unrealized gain on
interest rate swap	152	503

Comprehensive income	$8,149	$6,495

Accumulated other comprehensive loss is comprised of minimum pension liability of $(1.2) million, net of taxes of $(0.8) million, as of April 1, 2006 and December 31, 2005, foreign currency translation adjustments of $(0.1) million as of April 1, 2006 and December 31, 2005, and an unrealized gain on a interest rate swap of $0.9 million, net of taxes of $0.6 million, as of April 1, 2006 and $0.7 million, net of taxes of $0.5 million as of December 31, 2005.

6)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $15.8 million at April 1, 2006 and $15.4 million at December 31, 2005 and represented approximately 36% and 38% of the total inventory in each respective period. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at April 1, 2006 and December 31, 2005 are as follows:

	Apr. 1, 2006	Dec. 31, 2005
	(in thousands)
Raw materials and parts	$10,535	$11,311
Work-in-process	7,542	6,792
Finished goods	25,176	22,654

	43,253	40,757
LIFO adjustment	7	232

	$43,260	$40,989

7)            Accrued Expenses

Accrued expenses consist of the following:

	Apr. 1, 2006	Dec, 31, 2005
	(in thousands)

Accrued warranty	$11,349	$11,286
Accrued payroll and related expenses	10,368	15,577
Accrued customer rebates	5,332	10,740
Advanced customer deposits	5,094	6,204
Accrued income taxes	4,471	1,499
Accrued product liability and workers comp	3,547	2,418
Other accrued expenses	11,476	14,965

	$51,637	$62,689

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

A rollforward of the warranty reserve is as follows:

Three Months Ended
Apr. 1, 2006
(in thousands)

Beginning balance	$11,286
Warranty expense	2,602
Warranty claims	(2,539)
Ending balance	$11,349

9)            Financing Arrangements

	Apr. 1, 2006	Dec. 31, 2005
	(in thousands)

Senior secured revolving credit line	$58,600	$56,250
Senior secured bank term loans	56,875	60,000
Foreign loan	2,996	3,200
Other note	2,069	2,145

Total debt	$120,540	$121,595

Less: Current maturities of long-term debt	14,405	13,780

Long-term debt	$106,135	$107,815

During the fourth quarter of 2005, the company amended its senior secured credit facility. Terms of the agreement provided for $60.0 million of term loans and $130.0 million of availability under a revolving credit line. As of April 1, 2006, the company had $115.5 million outstanding under its senior banking facility, including $56.9 million of unamortized term loans and $58.6 million of borrowings under the revolving credit line. The company also had $8.5 million in outstanding letters of credit, which reduced the borrowing availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate of 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate for short term borrowings. At April 1, 2006, the average interest rate on the senior debt amounted to 6.35%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of April 1, 2006.

In December 2005, the company entered into a U.S. dollar secured term loan at its subsidiary in Spain. This term loan amortizes in equal monthly installments over a four-year period ending December 31, 2009. The unamortized balance under this loan amounted to $3.0 million at April 1, 2006. Borrowings under this facility are assessed at an interest rate of 0.45% above LIBOR. At April 1, 2006 the interest rate on this loan was 5.23%.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In January 2005, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swaps one-month LIBOR for a fixed rate of 3.78%. The notional amount amortizes consistent with the repayment schedule of the company's term loan maturing November 2009. The unamortized notional amount of this swap as of April 1, 2006 was $56.9 million. In January 2006, the company entered into an interest rate swap agreement for a notional amount of $10.0 million maturing on December 21, 2009. This agreement swaps one-month LIBOR for a fixed rate of 5.03%.

In 2004, the company entered into a promissory note in conjunction with the release and early termination of obligations under a lease agreement relative to a manufacturing facility in Shelburne, Vermont. At April 1, 2006, the note amounted to $2.1 million. The note is assessed interest at 4.0% above LIBOR with an interest rate cap of 9.0%. At April 1, 2006, the interest rate on the note was approximately 8.8%. The note amortizes monthly and matures in December 2009.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At April 1, 2006, the company was in compliance with all covenants pursuant to its borrowing agreements.

10)	Acquisition Integration

The company established reserves through purchase accounting associated with facility exit costs related to the Blodgett business operations acquired on December 21, 2001. Reserves for facility closure costs predominately relate to a lease obligation for a manufacturing facility that was exited during the second quarter of 2001, prior to the acquisition, for lease obligations associated with a manufacturing facility in Quakertown, Pennsylvania that was exited when production at this facility was relocated to another facility in Bow, New Hampshire. The lease associated with the exited facility extends through December 11, 2014. The facility is currently subleased. The remaining reserve balance is reflected net of anticipated sublease income.

The forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate. If the company's estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

All actions pertaining to the company’s integration initiatives have been completed. At this time, management believes the remaining reserve balance is adequate to cover the remaining costs identified at April 1, 2006.
A summary of the reserve balance activity related to facility closure and lease obligation is as follows:

Three Months Ended
Apr. 1, 2006
(in thousands)

Beginning balance	$2,598
Cash payments	14
Ending balance	$2,584

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

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of April 1, 2006 the company had forward contracts to purchase $9.2 million U.S. Dollars with various foreign currencies, all of which mature in the next fiscal quarter. The fair value of these forward contracts was $0.1 million at the end of the quarter.

Interest Rate: In January 2005, the company entered into an interest rate swap with a notional amount of $70.0 million to fix the interest rate applicable to certain of its variable-rate debt. The notional amount of the swap amortizes consistent with the repayment schedule of the company's senior term loan maturing in November 2009. As of April 1, 2006, the unamortized balance of the interest rate swap was $56.9 million. The agreement swaps one-month LIBOR for a fixed rate of 3.78% and is in effect through November 2009. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. As of April 1, 2006, the fair value of this instrument was $1.5 million. The change in fair value of this swap agreement in the first three months of 2006 was a gain of $0.3 million, net of $0.1 million of taxes.

In January 2006, the company entered into another interest rate swap with a notional amount of $10.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 5.03% and is in effect through December 2009. The company designated the swap a cash flow hedge at is inception and all changes in fair value of the swap are recognized in accumulated other comprehensive income. As of April 1, 2006, the fair value of this instrument was less than $(0.1) million. The change in fair value of this swap agreement in the first three months of 2006 was a loss of less than $0.1 million.

12)           Segment Information

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Apr. 1, 2006		Apr. 2, 2005
	Sales	Percent	Sales	Percent
Business Divisions:
Commercial Foodservice:
Core cooking equipment	$59,939	61.9	$55,302	73.9
Conveyor oven equipment	14,003	14.5	12,838	17.1
Counterline cooking equipment	3,253	3.4	2,877	3.8
International specialty equipment	2,565	2.6	2,470	3.3
Commercial Foodservice	79,760	82.4	73,487	98.1

International Distribution Division (1)	13,443	13.9	12,144	16.2

Industrial Foodservice (2)	13,691	14.2	--	--

Intercompany sales (3)	(10,145)	(10.5)	(10,742)	(14.3)
Total	$96,749	100.0%	$74,889	100.0%

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Represents sales of products manufactured by Alkar, which was acquired in December 2005.

(3)	Represents the elimination of sales amongst the Commercial Foodservice Equipment Group and from the Commercial Foodservice Equipment Group to the International Distribution Division.

The following table summarizes the results of operations for the company's business segments(1)(in thousands):

	Commercial	Industrial	International	Corporate
	Foodservice	Foodservice(2)	Distribution	and Other(3)	Eliminations(4)	Total
Three months ended April 1, 2006
Net sales	$79,654	$13,691	$13,443	$--	$(10,039)	$96,749
Operating income	19,729	625	917	(6,074)	(49)	15,148
Depreciation expense	683	171	35	4	--	893
Net capital expenditures	209	30	6	256	--	501

Total assets	196,724	44,150	26,250	4,597	(6,038)	265,683
Long-lived assets(5)	129,484	26,478	360	5,493	--	161,815

Three months ended April 2, 2005
Net sales	$73,487	$--	$12,144	$--	$(10,742)	$74,889
Operating income	15,372	--	665	(2,888)	(1,146)	12,003
Depreciation expense	819	--	37	11	--	867
Net capital expenditures	366	--	(5)	(40)	--	321

Total assets	194,166	--	24,837	9,137	(4,785)	223,355
Long-lived assets(5)	129,009	--	361	4,522	--	133,892

(1)
Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, gains and losses on acquisition financing derivatives, and other income and expenses items outside of income from operations.

(2)	Represents assets and operations of Alkar, which was acquired in December 2005.

(3)	Includes corporate and other general company assets and operations.

(4)	Includes elimination of intercompany sales, profit in inventory and intercompany receivables. Intercompany sale transactions are predominantly from the Cooking Systems Group to the International Distribution Division.

(5)	Long-lived assets of the Cooking Systems Group includes assets located in the Philippines which amounted to $2,060 and $2,134 in 2006 and 2005, respectively.

Net sales by major geographic region, including those sales from the Cooking Systems Group direct to international customers, were as follows (in thousands):

	Three Months Ended
	Apr. 1, 2006	Apr. 2, 2005

United States and Canada	$79,103	$61,315
Asia	6,147	5,426
Europe and Middle East	7,753	6,128
Latin America	3,746	2,020

Net sales	$96,749	$74,889

13)          Employee Retirement Plans

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

Contributions under the union plan are funded in accordance with provisions of The Employee Retirement Income Security Act of 1974. Expected contributions to be made in 2006 are $254,000, of which $63,000 was funded during the three-month period ended April 1, 2006. Contributions to the directors' plan are based upon actual retirement benefits as they retire.

The net pension expense for the first three months of 2006 and 2005 for these plans was as follows(in thousands):

	Three Months Ended
	April 1, 2006		April 2, 2005
	Union	Directors	Union	Directors
	Plan	Plans	Plan	Plans

Service cost	$-	$224,067	$-	$113,795
Interest on benefit obligations	60,378	35,142	60,816	3,564
Return on assets	(51,288)	-	(53,651)	-
Net amortization and deferral	36,857	-	32,956	-

Net pension expense	$45,947	$259,209	$40,122	$117,359

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

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Informational Note

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; ability to protect trademarks, copyrights and other intellectual property; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s Securities and Exchange Commission filings, including the 2005 Annual Report on Form 10-K.

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Apr. 1, 2006		Apr. 2, 2005
	Sales	Percent	Sales	Percent
Business Divisions:
Commercial Foodservice:
Core cooking equipment	$59,939	61.9	$55,302	73.9
Conveyor oven equipment	14,003	14.5	12,838	17.1
Counterline cooking equipment	3,253	3.4	2,877	3.8
International specialty equipment	2,565	2.6	2,470	3.3
Commercial Foodservice	79,760	82.4	73,487	98.1

International Distribution Division (1)	13,443	13.9	12,144	16.2

Industrial Foodservice (2)	13,691	14.2	--	--

Intercompany sales (3)	(10,145)	(10.5)	(10,742)	(14.3)
Total	$96,749	100.0%	$74,889	100.0%

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Represents sales of products manufactured by Alkar, which was acquired in December 2005.

(2)	Represents the elimination of sales amongst the Commercial Foodservice Equipment Group and from the Commercial Foodservice Equipment Group to the International Distribution Division.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended
	Apr. 1, 2006	Apr. 2, 2005
Net sales	100.0%	100.0%
Cost of sales	63.3	63.9
Gross profit	36.7	36.1
Selling, general and administrative expenses	21.1	20.1
Income from operations	15.6	16.0
Interest expense and deferred financing amortization, net	1.8	2.4
Other (income), net	(0.1)	(0.3)
Earnings before income taxes	13.9	13.9
Provision for income taxes	5.6	5.4
Net earnings	8.3%	8.5%

Three Months Ended April 1, 2006 Compared to Three Months Ended April 2, 2005

NET SALES. Net sales for the first quarter of fiscal 2006 were $96.7 million as compared to $74.9 million in the first quarter of 2005.

Net sales at the Commercial Foodservice Equipment Group amounted to $79.8 million in the first quarter of 2006 as compared to $73.5 million in the prior year quarter.

•
Core cooking equipment sales increased by $4.6 million to $59.9 million from $55.3 million, primarily due to increased fryer, convection oven, and cooking range sales resulting from increased purchases from major and regional chain customers due to new store openings and increased replacement business.

•	Conveyor oven equipment sales increased $1.2 million to $14.0 million from $12.8 million in the prior year quarter due to increased sales of new oven models.

•
Counterline cooking equipment sales increased to $3.3 million from $2.9 million in the prior year quarter due to increased sales continued market penetration of the recently introduced counterline product line-up.

•	International specialty equipment sales increased to $2.6 million compared to $2.5 million in the prior year quarter.

Net sales at the International Distribution Division increased by $1.3 million to $13.4 million, reflecting higher sales in Asia, Latin America and Europe. International sales benefited from expansion of the U.S. chains overseas and increased business with local and regional restaurant chains in developing markets.

Net sales for the Industrial Foodservice Equipment Group were $13.7 million related to the business of Alkar, which was acquired in December 2005.

GROSS PROFIT. Gross profit increased to $35.5 million from $27.1 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate was 36.7% in the quarter as compared to 36.1% in the prior year quarter. The net increase in the gross margin rate reflects:

•	Increased sales volumes that benefited manufacturing efficiencies and provided for greater leverage of fixed manufacturing costs.

•	Higher margins associated with new product sales.

•	Improved margins at Nu-Vu Foodservice Systems which was acquired in January 2005. The margin improvement at this operation reflects the benefits of successful integration efforts.

•	The adverse impact of lower margins at the newly acquired Alkar operation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $15.1 million in the first quarter of 2005 to $20.4 million in the first quarter of 2006. As a percentage of net sales, operating expenses amounted to 21.1% in the first quarter of 2006 as compared to 20.1% in the first quarter of 2005. Selling expenses increased from $8.2 million to $10.1 million, reflecting $1.1 million of increased costs associated with the newly acquired Alkar operations and increased selling costs related to the higher sales volumes. General and administrative expenses increased from $6.9 million to $10.3 million, which includes increased costs of $1.2 million associated with the newly acquired Alkar operations. General and administrative expenses also includes $0.3 million of increased stock compensation costs, increased incentive performance costs and increased legal and professional fees.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs of $1.8 million in the first quarter of 2006 remained consistent with the prior year quarter as the benefit of lower debt balances were offset by higher interest rates. Other income was $0.1 million in the current year as compared to $0.2 million in the prior year and primarily related to foreign exchange gains.

INCOME TAXES. A tax provision of $5.4 million, at an effective rate of 40%, was recorded during the quarter as compared to a $4.1 million provision at a 39% effective rate in the prior year quarter.

Financial Condition and Liquidity

During the three months ended April 1, 2006, cash and cash equivalents decreased by $0.4 million to $3.5 million at April 1, 2006 from $3.9 million at December 31, 2005. Net borrowings decreased from $121.6 million at December 31, 2005 to $120.5 million at April 1, 2006.

OPERATING ACTIVITIES. Net cash provided by operating activities after changes in assets and liabilities was $1.1 million as compared to net cash used of $3.9 million in the prior year period.

During the three months ended April 1, 2006, working capital levels increased due to the higher sales volumes and increased seasonal working capital needs. The changes in working capital included a $2.8 million increase in accounts receivable, a $2.3 million increase in inventory and a $3.2 million increase in accounts payable. Accrued expenses and other liabilities decreased by $10.7 million as a result of funding the 2005 customer rebate programs and incentive compensation programs during the first quarter of 2006.

INVESTING ACTIVITIES. During the three months ended April 1, 2006, net cash used in investing activities was $0.5 million associated with additions and upgrades of production, marketing and training equipment.

FINANCING ACTIVITIES. Net cash flows used in financing activities were $1.0 million during the three months ending April 1, 2006. The net reduction in debt includes $2.4 million in borrowings under the revolving credit facility and $3.1 million of repayments of the term loan.

At April 1, 2006, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that these items be recognized as current period costs and also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material effect on the company's financial position, results of operations or cash flows.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". This statement provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. This statement allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. This statement is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The company will apply this guidance prospectively. The company is continuing its process of determining what impact the application of this guidance will have on the company's financial position, results of operations or cash flows.

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

Contractual Obligations

The company's contractual cash payment obligations are set forth below (in thousands):

				Total
			Idle	Contractual
	Long-term	Operating	Facility	Cash
	Debt	Leases	Leases	Obligations

Less than 1 year	$14,405	$710	$310	$15,425
1-3 years	33,185	632	673	34,490
4-5 years	72,950	334	796	74,080
After 5 years	--	113	1,988	2,101

	$120,540	$1,789	$3,767	$126,096

Idle facility lease consists of an obligation for a manufacturing location that was exited in conjunction with the company's manufacturing consolidation efforts. This lease obligation continues through December 2014. This facility has been subleased. The obligation presented above does not reflect any anticipated sublease income from the facilities.

The projected benefit obligation of the defined benefit plans exceeded the plans’ assets by $2.4 million at the end of 2005 as compared to $5.0 million at the end of 2004. The unfunded benefit obligations were comprised of a $1.0 million under funding of the company's union plan and $1.4 million of under funding of the company's director plans. The company does not expect to contribute to the director plans in 2006. The company made minimum contributions required by the Employee Retirement Income Security Act of 1974 (“ERISA”) of $0.3 million in 2005 and $0.2 million in 2004 to the company's union plan. The company expects to continue to make minimum contributions of $0.3 million to the union plan as required by ERISA.

The company has $8.5 million in outstanding letters of credit, which expire on April 1, 2007 with an automatic one-year renewal, to secure potential obligations under insurance programs.

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

	Fixed	Variable
	Rate	Rate
Twelve Month Period Ending	Debt	Debt
	(in thousands)

March 31, 2007	$--	$14,405
March 31, 2008	--	16,280
March 31, 2009	--	16,905
March 31, 2010	--	72,950
March 31, 2011	--	--

	$--	$120,540

During the fourth quarter of 2005, the company amended its senior secured credit facility. Terms of the agreement provided for $60.0 million of term loans and $130.0 million of availability under a revolving credit line. As of April 1, 2006, the company had $115.5 million outstanding under its senior banking facility, including $56.9 million of unamortized term loans and $58.6 million of borrowings under the revolving credit line. The company also had $8.5 million in outstanding letters of credit, which reduced the borrowing availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate of 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate for short-term borrowings. At April 1, 2006, the average interest rate on the senior debt amounted to 6.35%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of April 1, 2006.

In December 2005, the company entered into a U.S. Dollar secured term loan at its subsidiary in Spain. This loan amortizes in equal monthly installments over a four year period ending December 31, 2009. The unamortized balance under this loan amounted to $3.0 million at April 1, 2006. Borrowings under this facility are assessed an interest rate of 0.45% above LIBOR. At April 1, 2006 the interest rate was 5.23%.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In January 2005, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swaps one-month LIBOR for a fixed rate of 3.78%. The notional amount amortizes consistent with the repayment schedule of the company's term loan maturing November 2009. The unamortized notational amount of this swap as of April 1, 2006 was $56.9 million. In January 2006, the company entered into an interest rate swap for a notional amount of $10.0 million maturing on December 31, 2009. This agreement swaps one-month LIBOR for a fixed rate of 5.03%.

In November 2004, the company entered into a promissory note in conjunction with the release and early termination of obligations under a lease agreement relative to a manufacturing facility in Shelburne, Vermont. At April 1, 2006, the balance due on the note amounted to $2.1 million. The note is assessed interest at 4.0% above LIBOR with an interest rate cap of 9.0%. At April 1, 2006 the interest rate on the note was approximately 8.8%. The note amortizes monthly and matures in December 2009.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At April 1, 2006, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

In January 2005, the company entered into an interest rate swap with a notional amount of $70.0 million to fix the interest rate applicable to certain of its variable-rate debt. The notional amount of the swap amortizes consistent with the repayment schedule of the company's senior term loan maturing in November 2009. The agreement swaps one-month LIBOR for a fixed rate of 3.78% and is in effect through November 2009. The interest rate swap has been designated a cash flow hedge, and in accordance with SFAS No. 133 the changes in fair value are recorded as a component of accumulated other comprehensive income. As of April 1, 2006, the fair value of this instrument was $1.5 million. The change in fair value of this swap agreement in the first three months of 2006 was a gain of $0.3 million, net of $0.1 million of taxes. In January 2006, the company entered into an interest rate swap agreement for a notional amount of $10.0 million maturing on December 21, 2009. This agreement swaps one month LIBOR for a fixed rate of 5.03%. The interest rate swap has been designated a cash flow hedge, and in accordance with SFAS No. 133 the changes in fair value are recorded as a component of accumulated other comprehensive income. As of April 1, 2006, the fair value of this instrument was less than $(0.1) million. The change in fair value of this swap agreement in the first three months of 2006 was a loss of less than $0.1 million.

Foreign Exchange Derivative Financial Instruments

The company uses foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward and option purchase contracts outstanding at April 1, 2006. The fair value of these forward contracts was $0.1 million at the end of the quarter:

Sell		Purchase		Maturity

1,000,000	Euro	$1,216,400	U.S. Dollars	April 24, 2006

3,150,000	British Pounds	$5,522,000	U.S. Dollars	April 24, 2006

1,000,000,000	Korean Won	$1,032,000	U.S. Dollars	April 24, 2006

10,000,000	Mexican Pesos	$925,900	U.S. Dollars	April 24, 2006

6,000,000	Mexican Pesos	$556,300	U.S. Dollars	April 24, 2006

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

As of April 1, 2006, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended April 1, 2006, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended April 1, 2006, except as follows:

Item 1A. Risk Factors

There have been no material changes in risk factors as set forth in the company's 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal 2006, the company issued 6,500 shares of the company's common stock to division executives pursuant to the exercise of stock options. The following summarizes those transactions:

		Number of	Exercise
Date	Class of persons	Shares	Price	Amount

February 27, 2006	division executive	2,000	5.90	$11,800.00
February 28, 2006	division executive	2,000	5.90	$11,800.00
March 5, 2006	division executive	1,000	10.51	$10,510.00
March 6, 2006	division executive	600	10.51	$ 6,306.00
March 14, 2006	division executive	900	10.51	$ 9,459.00

The issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions by an issuer not involving a public offering as such certificates for the shares were legended and stop transfer instructions were given to the transfer agent.

In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of up to 1,800,000 common shares in open market purchases. As of April 1, 2006, 952,999 shares had been purchased under the 1998 stock repurchase program. There were not shares purchased during the three month period ended April 1, 2006.

Item 6. Exhibits

Exhibits-	The following exhibits are filed herewith:
Exhibit 31.1	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date May 11, 2006	By: /s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer