Form 10-Q
period 2006-07-01
MIDDLEBY CORP
filed 2006-08-10
CIK 769520

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended July 1, 2006

or
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

As of August 4, 2006, there were 7,903,575 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED JULY 1, 2006

INDEX

DESCRIPTION		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	CONDENSED CONSOLIDATED BALANCE SHEETS	1
	July 1, 2006 and December 31, 2005

	CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS	2
	July 1, 2006 and July 2, 2005

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	3
	July 1, 2006 and July 2, 2005

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 6.	Exhibits	33

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
(Unaudited)

ASSETS	Jul. 1, 2006	Dec. 31, 2005
Current assets:
Cash and cash equivalents	$3,156	$3,908
Accounts receivable, net of reserve for doubtful accounts of $3,446 and $3,081	47,908	38,552
Inventories, net	43,769	40,989
Prepaid expenses and other	6,581	4,513
Prepaid taxes	--	3,354
Current deferred taxes	11,428	10,319
Total current assets	112,842	101,635

Property, plant and equipment, net of accumulated depreciation of $35,704 and $34,061a	24,509	25,331
Goodwill	98,832	98,757
Other intangibles	34,895	35,498
Other assets	3,061	2,697
Total assets	$274,139	$263,918

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$15,337	$13,780
Accounts payable	19,779	17,576
Accrued expenses	58,977	62,689
Total current liabilities	94,093	94,045

Long-term debt	94,007	107,815
Long-term deferred tax liability	9,200	8,207
Other non-current liabilities	6,338	5,351
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	--	--
Common stock, $0.01 par value; 20,000,000 shares authorized; 11,758,619 and 11,751,219 shares issued in 2006 and 2005, respectively	117	117
Restricted stock	--	(14,204)
Paid-in capital	67,473	79,291
Treasury stock at cost; 3,856,344 shares in 2006 and 2005, respectively	(89,650)	(89,650)
Retained earnings	92,681	73,540
Accumulated other comprehensive loss	(120)	(594)
Total stockholders' equity	70,501	48,500
Total liabilities and stockholders' equity	$274,139	$263,918

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jul. 1, 2006	Jul. 2, 2005	Jul. 1, 2006	Jul. 2, 2005

Net sales	$104,849	$83,912	$201,598	$158,801
Cost of sales	63,122	51,326	124,347	99,143
Gross profit	41,727	32,586	77,251	59,658

Selling expenses	10,767	8,769	20,892	16,953
General and administrative expenses	10,681	7,480	20,932	14,365
Income from operations	20,279	16,337	35,427	28,340

Net interest expense and deferred financing amortization	2,031	1,698	3,827	3,484
Other expense (income), net	165	(62)	72	(265)
Earnings before income taxes	18,083	14,701	31,528	25,121
Provision for income taxes	6,993	5,732	12,387	9,804
Net earnings	$11,090	$8,969	$19,141	$15,317

Net earnings per share:
Basic	$1.45	$1.19	$2.51	$2.04

Diluted	$1.34	$1.11	$2.32	$1.91

Weighted average number of shares
Basic	7,623	7,508	7,620	7,490
Dilutive stock options[1]	641	542	641	545
Diluted	8,264	8,050	8,261	8,035

1 There were 3,500 anti-dilutive stock options excluded from common stock equivalents during the three and six month periods ended July 1, 2006. There were no anti-dilutive stock options in the 2005 comparative periods..

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	Jul. 1, 2006	Jul. 2, 2005
Cash flows from operating activities-
Net earnings	$19,141	$15,317
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	2,433	1,800
Deferred taxes	(244)	234
Stock-based compensation costs	2,320	1,655
Cash effects of changes in -
Accounts receivable, net	(9,258)	(6,072)
Inventories, net	(2,668)	(1,306)
Prepaid expenses and other assets	1,342	9,338
Accounts payable	2,149	1,106
Accrued expenses and other liabilities	(1,456)	(7,746)

Net cash provided by operating activities	13,759	14,326

Cash flows from investing activities-
Net additions to property and equipment	(882)	(600)
Acquisition of Nu-Vu	--	(12,000)
Acquisition of Alkar	(1,500)	--

Net cash (used in) investing activities	(2,382)	(12,600)

Cash flows from financing activities-
Net (repayments) proceeds under revolving credit facilities	(5,750)	2,735
(Repayments) under senior secured bank notes	(6,250)	(5,000)
Net (repayments) under foreign borrowings	(101)	--
(Repayments) of note agreement	(149)	--
Net proceeds from stock issuances	59	557

Net cash (used in) financing activities	(12,191)	(1,708)

Effect of exchange rates on cash and cash equivalents	62	(54)
Changes in cash and cash equivalents-

Net (decrease) in cash and cash equivalents	(752)	(36)

Cash and cash equivalents at beginning of year	3,908	3,803

Cash and cash equivalents at end of quarter	$3,156	$3,767

Supplemental disclosure of cash flow information:
Interest paid	$3,313	3,199
Income tax payments (refunds)	$5,700	(690)

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2006
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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of July 1, 2006 and December 31, 2005, and the results of operations for the three and six months ended July 1, 2006 and July 2, 2005 and cash flows for the six months ended July 1, 2006 and July 2, 2005.

B) Stock-Based Compensation

The company maintains a 1998 Stock Incentive Plan (the "Plan"), as amended on May 11, 2005, under which the company's Board of Directors issues stock grants and stock options to key employees. A maximum amount of 1,750,000 shares can be issued under the Plan. As of July 1, 2006, a total of 1,231,160 stock options and 350,000 restricted stock grants have been issued under the Plan. In addition to shares under the Plan, certain directors of the company have outstanding stock options.

Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R): "Share Based Payments", which requires the recognition of compensation expense associated with stock options and awards based upon their values. The company elected to adopt SFAS No. 123(R) using the modified prospective method. The company had previously disclosed that it would adopt the modified retrospective method. However, upon further review, the modified prospective method was adopted. Under that method, compensation cost recognized in the second quarter and first six months of 2006 includes a ratable portion of compensation cost for all share-based payments not yet vested as of January 1, 2006, and a ratable portion of compensation cost for all share-based payments granted subsequent to January 1, 2006, based upon the grant date fair value.

Stock Grants: Stock grants issued are issued under the Plan to key employees and are transferable upon certain vesting requirements being met. As of the second quarter ended July 1, 2006, a total of 350,000 restricted stock grants were issued, 280,000 of which were unvested. There were no stock grants issued, forfeited or vested during the three month period ended July 1, 2006. The company recorded compensation expense associated with the restricted stock grants amounting to $0.8 million and $1.7 million for the three months and six months ended July 1, 2006, respectively and $0.8 million and $1.7 million for the three months and six months ended end July 2, 2005, respectively.

Prior to January 1, 2006, the company elected to follow APB Opinion No. 25: "Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for stock-based awards to employees and directors. In accordance with APB No. 25, the company established the value of restricted stock grants based upon the market value of the stock at the time of issuance. The value of the stock grant was amortized and recorded as compensation expense over the applicable vesting period. The adoption of SFAS No. 123(R) did not affect the value assigned to the stock grants or the amount of the reported compensation expense. Under APB No. 25, the value of the restricted stock grant was reflected as a separate component reducing stockholders’ equity with an offsetting increase to Paid-in Capital. Accordingly, as of December 31, 2005, the unamortized value of the restricted stock grant amounting to $14.2 million was reflected as a separate component in Stockholders' Equity. As a result of the adoption of SFAS No. 123(R), the unamortized value of the restricted stock grant as of July 1, 2006 in the amount of $12.5 million has been reclassified to Paid-in-Capital.

Stock Options: Stock options issued under the Plan provide key employees with rights to purchase shares of common stock at specified exercise prices. Options may be exercised upon certain vesting requirements being met, but expire to the extent unexercised within a maximum of ten years from the date of grant.

As a result of the adoption of SFAS No. 123(R), the company recorded compensation expense of $365,000 and $605,000, respectively, for the three month and six month periods ended July 1, 2006 associated with the ratable portion of the stock options granted prior to the adoption date which had not yet vested. Prior to January 1, 2006, in accordance with APB No. 25, the company had not recorded compensation expense related to issued stock options in the financial statements because the exercise price of the stock options was equal to or greater than the market price of the underlying stock on the date of grant. The company’s pro forma net earnings and per share data utilizing a fair value based method for the three month and six month periods ended July 2, 2005 prior to the adoption of SFAS 123(R) is as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	Jul. 2, 2005	Jul. 2, 2005
Net income - as reported	$8,969	$15,317
Less: Stock-based employee compensation expense, net of taxes	(184)	(316)

Net income - pro forma	$8,785	$15,001

Earnings per share - as reported:
Basic	$1.19	$2.04
Diluted	$1.11	1.91

Earnings per share - pro forma:
Basic	$1.17	$2.00
Diluted	1.09	1.87

The company has utilized Black-Scholes and binomial option valuation models to estimate the fair value of issued stock options. During the second quarter of 2006, 3,500 stock options were issued to company directors at an exercise price of $88.43 per share.  The fair value of these options was estimated using the Black-Scholes valuation model utilizing the following assumptions: volatility 40%; interest rate 5.03%; and expected life of 4.6 years. The Black-Scholes and binomial option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the company’s options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

A summary of stock option activity for the six months ended July 1, 2006 is presented below:

			Option
Stock Option Activity	Employees	Directors	Price Per Share

Outstanding at
December 31, 2005:	736,025	6,000
Granted	--	3,500	$88.43

Exercised	(7,400)	--	$5.90 to $10.51

Forfeited	--	--	--

Outstanding at
July 1, 2006:	728,625	9,500

Weighted average price	$19.33	$39.22

Exercisable at
July 1, 2006:	521,785	9,500

Weighted average price	$17.26	$39.22

The weighted average price of shares exercised during the six months ended July 1, 2006 was $8.02.

The following summarizes the options outstanding and exercisable for the employee and director stock plans by exercise price, at July 1, 2006:

		Weighted		Weighted
		Average		Average
Exercise	Options	Remaining	Options	Remaining
Price	Outstanding	Life	Exercisable	Life

Employee plan

$5.90	188,000	5.66	112,000	5.66
$10.51	69,900	6.68	14,060	6.68
$18.47	370,725	7.32	370,725	7.32
$53.93	100,000	8.67	25,000	8.67
	728,625	7.01	521,785	6.89
Director plan

$10.51	6,000	1.68	6,000	1.68
$88.43	3,500	9.87	3,500	9.87
	9,500	4.70	9,500	5.78

2)	Purchase Accounting

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

The allocation of cash paid for the Nu-Vu acquisition is summarized as follows (in thousands):

	Jan. 7, 2005	Adjustments	Dec. 31, 2005
Current assets	$2,556	242	$2,798
Property, plant and equipment	1,178	--	1,178
Deferred taxes	3,637	(336)	3,301
Goodwill	4,566	252	4,818
Other intangibles	2,188	(875)	1,313
Current liabilities	(2,125)	167	(1,958)
Total cash paid	$12,000	$(550)	$11,450

The goodwill and other intangible assets associated with the Nu-Vu acquisition, which are comprised of the tradename, are subject to the non-amortization provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" and are allocable to the company's Commercial Foodservice Equipment Group for purposes of segment reporting (see footnote 12 for further discussion). Goodwill and other intangible assets associated with this transaction are deductible for income taxes.

Alkar

On December 7, 2005, the company acquired the stock of Alkar Holdings, Inc. ("Alkar") for $26.7 million in cash. Cash paid at closing amounted to $28.2 million and included $1.5 million of estimated working capital adjustments determined at closing. In April 2006, the company reached final settlement on post-close working capital adjustments, which resulted in an additional payment of $1.5 million.

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

The allocation of cash paid for the Alkar acquisition is summarized as follows (in thousands):

	Dec. 7, 2005	Adjustments	July 1, 2006
Current assets	$17,160	$(75)	$17,085
Property, plant and equipment	3,032	--	3,032
Goodwill	19,177	75	19,252
Other intangibles	7,960	--	7,960
Current liabilities	(16,003)	1,500	(14,503)
Long-term deferred tax liability	(3,131)	--	(3,131)
Total cash paid	$28,195	$1,500	$29,695

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

In July 2006, the FASB issued interpretation No.48, "Accounting for Uncertainty in Income Taxes." This interpretation requires that a recorded tax benefit must be more likely than not of being sustained upon examination by tax authorities based upon its technical merits. The amount of benefit recorded is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  Upon adoption, any adjustment will be recorded directly to beginning retained earnings.  The interpretation is effective for fiscal years beginning after December 15, 2006. The company has not yet determined what impact the application of the interpretation will have on the company’s financial position, results of operations or cash flows.

5)	Other Comprehensive Income

The company reports changes in equity during a period, except those resulting from investment by owners and distribution to owners, in accordance with SFAS No. 130, "Reporting Comprehensive Income."

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jul. 1, 2006	Jul. 2, 2005	Jul 1, 2006	Jul. 2, 2005
Net earnings	$11,090	$8,969	$19,141	$15,317
Cumulative translation adjustment	318	(327)	264	(683)
Unrealized gain (loss) on
interest rate swap	58	(231)	210	272

Comprehensive income	$11,466	$8,411	$19,615	$14,906

Accumulated other comprehensive loss is comprised of minimum pension liability of $(1.2) million, net of taxes of $(0.8) million, as of July 1, 2006 and December 31, 2005, foreign currency translation adjustments of $0.1 million as of July 1, 2006 and $(0.1) million as of December 31, 2005, and an unrealized gain on a interest rate swap of $1.0 million, net of taxes of $0.6 million, as of July 1, 2006 and $0.7 million, net of taxes of $0.5 million as of December 31, 2005.

6)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $14.3 million at July 1, 2006 and $15.4 million at December 31, 2005 and represented approximately 33% and 38% of the total inventory in each respective period. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at July 1, 2006 and December 31, 2005 are as follows:

	Jul. 1, 2006	Dec. 31, 2005
	(in thousands)
Raw materials and parts	$12,653	$11,311
Work-in-process	7,458	6,792
Finished goods	23,918	22,654
	44,029	40,757
LIFO adjustment	(260)	232
	$43,769	$40,989

7) Accrued Expenses

Accrued expenses consist of the following:

	Jul. 1, 2006	Dec, 31, 2005
	(in thousands)
Accrued payroll and related expenses	$12,262	$15,577
Accrued warranty	11,898	11,286
Accrued customer rebates	7,866	10,740
Advanced customer deposits	5,875	6,204
Accrued income taxes	5,327	1,499
Accrued product liability and workers comp	3,564	2,418
Other accrued expenses	12,185	14,965
	$58,977	$62,689

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

A rollforward of the warranty reserve is as follows:

Six Months Ended
Jul. 1, 2006
(in thousands)

Beginning balance	$11,286
Warranty expense	5,088
Warranty claims	(4,476)
Ending balance	$11,898

9) Financing Arrangements

	Jul. 1, 2006	Dec. 31, 2005
	(in thousands)

Senior secured revolving credit line	$50,500	$56,250
Senior secured bank term loans	53,750	60,000
Foreign borrowings	3,098	3,200
Other note	1,996	2,145

Total debt	$109,344	$121,595

Less: Current maturities of long-term debt	15,337	13,780

Long-term debt	$94,007	$107,815

During the fourth quarter of 2005, the company amended its senior secured credit facility. Terms of the agreement provided for $60.0 million of term loans and $130.0 million of availability under a revolving credit line. As of July 1, 2006, the company had $104.3 million outstanding under its senior banking facility, including $53.8 million of unamortized term loans and $50.5 million of borrowings under the revolving credit line. The company also had $8.9 million in outstanding letters of credit, which reduced the borrowing availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate of 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate for short term borrowings. At July 1, 2006, the average interest rate on the senior debt amounted to 6.77%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of July 1, 2006.

In December 2005, the company entered into a U.S. dollar secured term loan at its subsidiary in Spain. This term loan amortizes in equal monthly installments over a four-year period ending December 31, 2009. The unamortized balance under this loan amounted to $2.8 million at July 1, 2006. Borrowings under this facility are assessed at an interest rate of 0.45% above LIBOR. At July 1, 2006, the interest rate on this loan was 5.72%.

In June 2006, the company entered into a U.S. dollar secured promissory note at its subsidiary in Mexico. This promissory note amortizes in equal monthly installments over a one-year period. The unamortized balance under this loan amounted to $0.3 million at July 1, 2006. Borrowings under this facility are assessed at an interest rate of 12.34%.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In January 2005, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swaps one-month LIBOR for a fixed rate of 3.78%. The notional amount amortizes consistent with the repayment schedule of the company's term loan maturing November 2009. The unamortized notional amount of this swap as of July 1, 2006 was $53.8 million. In January 2006, the company entered into an interest rate swap agreement for a notional amount of $10.0 million maturing on December 21, 2009. This agreement swaps one-month LIBOR for a fixed rate of 5.03%.

In 2004, the company entered into a promissory note in conjunction with the release and early termination of obligations under a lease agreement relative to a manufacturing facility in Shelburne, Vermont. At July 1, 2006, the note amounted to $2.0 million. The note is assessed interest at 4.0% above LIBOR with an interest rate cap of 9.0%. At July 1, 2006, the interest rate on the note was 9.0%. The note amortizes monthly and matures in December 2009.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At July 1, 2006, the company was in compliance with all covenants pursuant to its borrowing agreements.

10)	Acquisition Integration

The company established reserves through purchase accounting associated with facility exit costs related to the Blodgett business operations acquired on December 21, 2001. Reserves for facility closure costs predominately relate to a lease obligation for a manufacturing facility that was exited during the second quarter of 2001, prior to the acquisition, for lease obligations associated with a manufacturing facility in Quakertown, Pennsylvania that was exited when production at this facility was relocated to another facility in Bow, New Hampshire. The lease associated with the exited facility extends through April 2015. The facility is currently subleased. The remaining reserve balance is reflected net of anticipated sublease income.

The forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate. If the company's estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

At this time, management believes the remaining reserve balance is adequate to cover the remaining costs identified at July 1, 2006. A summary of the reserve balance activity related to the facility closure and lease obligation is as follows:

Six Months Ended
Jul. 1, 2006
(in thousands)

Beginning balance	$2,598
Cash payments	16
Ending balance	$2,582

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

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of July 1, 2006, the company had forward contracts to purchase $8.4 million U.S. Dollars and to sell $8.5 million U.S. Dollars with various foreign currencies, all of which mature in the next fiscal quarter. The fair value of these forward contracts was $0.2 million at the end of the quarter.

Interest Rate: In January 2005, the company entered into an interest rate swap with a notional amount of $70.0 million to fix the interest rate applicable to certain of its variable-rate debt. The notional amount of the swap amortizes consistent with the repayment schedule of the company's senior term loan maturing in November 2009. As of July 1, 2006, the unamortized balance of the interest rate swap was $53.8 million. The agreement swaps one-month LIBOR for a fixed rate of 3.78% and is in effect through November 2009. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. As of July 1, 2006, the fair value of this instrument was $1.7 million. The change in fair value of this swap agreement in the first six months of 2006 was a gain of $0.5 million, net of $0.2 million of taxes.

In January 2006, the company entered into another interest rate swap with a notional amount of $10.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 5.03% and is in effect through December 2009. The company designated the swap a cash flow hedge at is inception and all changes in fair value of the swap are recognized in accumulated other comprehensive income. As of July 1, 2006, the fair value of this instrument was $(0.2) million. The change in fair value of this swap agreement in the first six months of 2006 was a loss of $0.2 million, net of taxes of less than $(0.1) million.

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

The Industrial Foodservice Equipment business group manufactures cooking and packaging equipment for the food processing industry. This business division has a manufacturing facility in Wisconsin. Its principal products include batch ovens, conveyorized ovens and continuous process ovens sold under the Alkar brand name and food packaging machinery sold under the RapidPak brand name.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jul. 1, 2006		Jul. 2, 2005		Jul. 1, 2006		Jul. 2, 2005
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice:
Core cooking equipment	$63,965	61.0	$59,556	71.0	$123,904	61.5	$114,858	72.3
Conveyor oven equipment	16,050	15.3	14,601	17.4	30,053	14.9	27,439	17.2
Counterline cooking equipment	2,548	2.4	3,394	4.0	5,801	2.9	6,271	4.0
International specialty equipment	2,721	2.6	2,401	2.9	5,286	2.6	4,871	3.1
Commercial Foodservice	85,284	81.3	79,952	95.3	165,044	81.9	153,439	96.6

Industrial Foodservice(1)	14,829	14.2	--	--	28,520	14.1	--	--

International Distribution Division (2)	14,136	13.5	13,568	16.2	27,579	13.7	25,712	16.2

Intercompany sales (3)	(9,400)	(9.0)	(9,608)	(11.5)	(19,545)	(9.7)	(20,350)	(12.8)
Total	$104,849	100.0%	$83,912	100.0%	$201,598	100.0%	$158,801	100.0%

(1)	Represents sales of products manufactured by Alkar, which was acquired in December 2005.

(2)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(3)	Represents the elimination of sales amongst the Commercial Foodservice Equipment Group and from the Commercial Foodservice Equipment Group to the International Distribution Division.

The following table summarizes the results of operations for the company's business segments(1) (in thousands):

	Commercial	Industrial	International	Corporate
	Foodservice	Foodservice(2)	Distribution	and Other(3)	Eliminations(4)	Total
Three months ended July 1, 2006
Net sales	$85,284	$14,829	$14,136	$--	$(9,400)	$104,849
Operating income	22,444	1,959	947	(4,405)	(646)	20,279
Depreciation expense	680	105	35	(6)	--	814
Net capital expenditures	234	65	42	43	--	384

Six months ended July 1, 2006
Net sales	$165,044	$28,520	$27,579	$--	$(19,545)	$201,598
Operating income	42,173	2,564	1,864	(10,479)	(695)	35,427
Depreciation expense	1,363	276	70	(2)	--	1,707
Net capital expenditures	443	95	48	299	--	885

Total assets	200,875	47,056	27,756	4,815	(6,363)	274,139
Long-lived assets(5)	129,035	26,213	334	5,713	--	161,297

Three months ended July 2, 2005
Net sales	$79,952	$--	$13,568	$--	$(9,608)	$83,912
Operating income	19,048	--	804	(3,997)	482	16,337
Depreciation expense	762	--	35	12	--	809
Net capital expenditures	184	--	32	63	--	279

Six months ended July 2, 2005
Net sales	$153,439	$--	$25,712	$--	$(20,350)	$158,801
Operating income	34,420	--	1,469	(6,885)	(664)	28,340
Depreciation expense	1,581	--	72	23	--	1,676
Net capital expenditures	550	--	27	23	--	600

Total assets	193,439	--	25,003	3,119	(5,439)	216,122
Long-lived assets(5)	128,340	--	360	4,212	--	133,002

(1)
Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, and other income and expenses items outside of income from operations and are included in Corporate and other.

(2)	Represents assets and operations of Alkar, which was acquired in December 2005.

(3)	Includes corporate and other general company assets and operations.

(4)	Includes elimination of intercompany sales, profit in inventory and intercompany receivables.
Intercompany sale transactions are predominantly from the Commercial Foodservice Equipment Group to the International Distribution Division.

(5)	Long-lived assets of the Commercial Foodservice Equipment Group includes assets located in the Philippines which amounted to $2,039 and $2,083 in 2006 and 2005, respectively.

Net sales by each major geographic region were as follows (in thousands):

	Three Months Ended		Six Months Ended

	Jul. 1, 2006	Jul. 2, 2005	Jul. 1, 2006	Jul. 2, 2005
United States and Canada	$85,664	$69,153	$164,767	$130,468

Asia	7,409	5,202	13,556	10,628

Europe and Middle East	6,989	6,818	14,742	12,946

Latin America	4,787	2,739	8,533	4,759

Net sales	$104,849	$83,912	$201,598	$158,801

13) Employee Retirement Plans

(a) Pension Plans

The company maintains a non-contributory defined benefit plan for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 30, 2002 and no further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 30, 2002 upon reaching retirement age. The employees participating in the defined benefit plan were enrolled in a newly established 401(k) savings plan on July 1, 2002, further described below.

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

Contributions under the union plan are funded in accordance with provisions of The Employee Retirement Income Security Act of 1974. Expected contributions to be made in 2006 are $254,000, of which $126,000 was funded during the six-month period ended July 1, 2006. Contributions to the directors' plan are based upon actual retirement benefits as they retire.

The net pension expense for the first six months of 2006 and 2005 for these plans was as follows(in thousands):

	Six Months Ended
	July 1, 2006		July 2, 2005
	Union	Directors	Union	Directors
	Plan	Plans	Plan	Plans

Service cost	$-	$458,372	$-	$227,590
Interest on benefit obligations	120,756	77,271	121,633	7,129
Return on assets	(102,576)	-	(107,301)	-
Net amortization and deferral	73,714	-	65,912	-

Net pension expense	$91,894	$535,643	$80,244	$234,719

(b) 401(k) Savings Plans

The company maintains four separate defined contribution 401(k) savings plans covering all employees in the United States. These four plans separately cover (1) the union employees at the Elgin, Illinois facility, (2) the union employees at the Lodi, Wisconsin facility, (3) the non-union employees at the Lodi, Wisconsin facility, and (4) all other remaining non-union employees in the United States not covered by one of the previous mentioned plans. The company makes profit sharing contributions to the various plans in accordance with the requirements of the plan. Profit sharing contributions for certain of these 401(k) savings plans are at the discretion of the company.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jul. 1, 2006		Jul. 2, 2005		Jul. 1, 2006		Jul. 2, 2005
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice:
Core cooking equipment	$63,965	61.0	$59,556	71.0	$123,904	61.5	$114,858	72.3
Conveyor oven equipment	16,050	15.3	14,601	17.4	30,053	14.9	27,439	17.2
Counterline cooking equipment	2,548	2.4	3,394	4.0	5,801	2.9	6,271	4.0
International specialty equipment	2,721	2.6	2,401	2.9	5,286	2.6	4,871	3.1

Commercial Foodservice	85,284	81.3	79,952	95.3	165,044	81.9	153,439	96.6

Industrial Foodservice(1)	14,829	14.2	--	--	28,520	14.1	--	--

International Distribution Division (2)	14,136	13.5	13,568	16.2	27,579	13.7	25,712	16.2

Intercompany sales (3)	(9,400)	(9.0)	(9,608)	(11.5)	(19,545)	(9.7)	(20,350)	(12.8)
Total	$104,849	100.0%	$83,912	100.0%	$201,598	100.0%	$158,801	100.0%

(1) Represents sales of products manufactured by Alkar, which was acquired in December 2005.

(2) Consists of sales of products manufactured by Middleby and products  manufactured by third parties.
(3) Represents the elimination of sales amongst the Commercial Foodservice Equipment Group and from the Commercial Foodservice Equipment Group to the International Distribution Division.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended		Six Months Ended
	Jul. 1, 2006	Jul. 2, 2005	Jul. 1, 2006	Jul. 2, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.2	61.2	61.7	62.4
Gross profit	39.8	38.8	38.3	37.6
Selling, general and administrative expenses	20.5	19.4	20.7	19.8
Income from operations	19.3	19.4	17.6	17.8
Interest expense and deferred financing amortization, net	1.9	2.0	2.0	2.2
Other expense, net	0.2	(0.1)	-	(0.2)
Earnings before income taxes	17.2	17.5	15.6	15.8
Provision for income taxes	6.6	6.8	6.1	6.2
Net earnings	10.6%	10.7%	9.5%	9.6%

Three Months Ended July 1, 2006 Compared to Three Months Ended July 2, 2005

NET SALES. Net sales for the second quarter of fiscal 2006 were $104.8 million as compared to $83.9 million in the second quarter of 2005.

Net sales at the Commercial Foodservice Equipment Group amounted to $85.3 million in the second quarter of 2006 as compared to $80.0 million in the prior year quarter.

•
Core cooking equipment sales increased by $4.4 million to $64.0 million from $59.6 million, primarily due to increased fryer, convection oven, and cooking range sales resulting from increased purchases from major and regional chain customers due to new store openings and increased replacement business.

•	Conveyor oven equipment sales increased $1.4 million to $16.0 million from $14.6 million in the prior year quarter due to increased sales of new oven models.

•
Counterline cooking equipment sales decreased to $2.5 million from $3.4 million in the prior year quarter. The prior year quarter included the rollout of a toaster program with a major restaurant chain.

•	International specialty equipment sales increased to $2.7 million compared to $2.4 million in the prior year quarter.

Net sales for the Industrial Foodservice Equipment Group were $14.8 million related to the business of Alkar, which was acquired in December 2005.

Net sales at the International Distribution Division increased by $0.5 million to $14.1 million, reflecting higher sales in Asia and Latin America, offset in part by reduced sales into Europe. International sales benefited from expansion of the U.S. chains overseas and increased business with local and regional restaurant chains in developing markets. The decline in Europe resulted from a rollout of ovens to a major restaurant chain customer in the prior year quarter that did not recur in the current year quarter.

GROSS PROFIT. Gross profit increased to $41.7 million from $32.6 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate was 39.8% in the quarter as compared to 38.8% in the prior year quarter. The net increase in the gross margin rate reflects:

•	Increased sales volumes that benefited manufacturing efficiencies and provided for greater leverage of fixed manufacturing costs.

•	Higher margins associated with new product sales.

•	Improved margins at Nu-Vu, which was acquired in January 2005. The margin improvement at this operation reflects the benefits of successful integration efforts.

•	The adverse impact of lower margins at the newly acquired Alkar operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $16.2 million in the second quarter of 2005 to $21.5 million in the second quarter of 2006. As a percentage of net sales, operating expenses amounted to 20.5% in the second quarter of 2006 as compared to 19.4% in the second quarter of 2005. Selling expenses increased from $8.8 million to $10.8 million, reflecting $1.2 million of increased costs associated with the newly acquired Alkar operations and increased selling costs related to the higher sales volumes. General and administrative expenses increased from $7.5 million to $10.7 million, which includes increased costs of $1.0 million associated with the newly acquired Alkar operations. General and administrative expenses also includes $0.4 million of increased stock compensation costs, increased incentive performance costs and increased legal and professional fees.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased from $1.7 million to $2.0 million in the second quarter of 2006, as a result of higher interest rates, which offset the benefit of lower average debt balances. Other expense was $0.2 million in the current year as compared to other income of $0.1 million in the prior year and primarily related to foreign exchange gains.

INCOME TAXES. A tax provision of $7.0 million, at an effective rate of 39%, was recorded during the quarter as compared to a $5.7 million provision at a 39% effective rate in the prior year quarter.

Six Months Ended July 1, 2006 Compared to Six Months Ended July 2, 2005

NET SALES. Net sales for the six-month period ended July 1, 2006 were $201.6 million as compared to $158.8 million in the six-month period ended July 2, 2005.

Net sales at the Commercial Foodservice Equipment Group amounted to $165.0 million in the six-month period ended July 1, 2006 as compared to $153.4 million in the six-month period ended July 2, 2005.

•
Core cooking equipment sales increased by $9.0 million to $123.9 million from $114.9 million, primarily due to increased fryer, convection oven, and cooking range sales resulting from new product introductions and increased purchases from major and regional restaurant chain customers due to new store openings and increased replacement business.

•	Conveyor oven equipment sales increased $2.7 million to $30.1 million from $27.4 million in the prior year period, as a result of increased sales associated with new oven models.

•
Counterline cooking equipment sales decreased to $5.8 million from $6.3 million in the prior year quarter. The prior year quarter included the rollout of a toaster program with a major restaurant chain customer.

•	International specialty equipment sales increased to $5.3 million compared to $4.9 million in the prior year quarter due to the introduction of a new product line of counter griddles and charbroilers.

Net sales for Industrial Foodservice Equipment Group were $28.5 million related to the business of Alkar, which was acquired in December 2005.

Net sales at the International Distribution Division increased by $1.9 million to $27.6 million, reflecting higher sales in Latin America and Asia, which more than offset a decline in sales in Europe, which had strong sales in the prior year due to an oven rollout with a major restaurant chain customer. International sales benefited from expansion of the U.S. chains overseas and increased business with local and regional restaurant chains in developing markets.

GROSS PROFIT. Gross profit increased to $77.3 million from $59.7 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate was 38.3% in the quarter as compared to 37.6% in the prior year quarter. The net increase in the gross margin rate reflects:

•	Increased sales volumes that benefited manufacturing efficiencies and provided for greater leverage of fixed manufacturing costs.

•	Higher margins associated with new product sales.

•	Improved margins at Nu-Vu, which was acquired in January 2005. The margin improvement at this operation reflects the benefits of successful integration efforts.

•	The adverse impact of lower margins at the newly acquired Alkar operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $31.3 million in the six-month period ended July 2, 2005 to $41.8 million in the six-month period ended July 1, 2006. As a percentage of net sales, operating expenses amounted to 20.7% in the six-month period ended July 1, 2006, versus 19.8% in the six-month period ended July 2, 2005 reflecting greater leverage on higher sales volumes. Selling expenses increased from $17.0 million to $20.9 million, reflecting $2.3 million of increased costs associated with the newly acquired Alkar operations and higher commission costs associated with the increased sales volumes. General and administrative expenses increased from $14.4 million to $20.9 million which includes increased costs of $2.3 million associated with the newly acquired Alkar operations. General and administrative expenses also includes $0.6 million of increased stock compensation costs, increased incentive performance costs and increased legal and professional fees.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $3.8 million from $3.5 million in the prior year, due to higher interest rates, which more than offset the benefit of lower average debt balances. Other expense was $0.1 million in the current year related to foreign exchange losses compared to other income of $0.2 million in the prior year, which primarily consisted of foreign exchange gains.

INCOME TAXES. A tax provision of $12.4 million, at an effective rate of 39%, was recorded for the first six months of 2006 as compared to a $9.8 million provision at a 39% effective rate in the prior year period.

Financial Condition and Liquidity

During the six months ended July 1, 2006, cash and cash equivalents decreased by $0.7 million to $3.2 million at July 1, 2006 from $3.9 million at December 31, 2005. Net borrowings decreased from $121.6 million at December 31, 2005 to $109.3 million at July 1, 2006.

OPERATING ACTIVITIES. Net cash provided by operating activities after changes in assets and liabilities was $13.7 million as compared to $14.3 million in the prior year period.

During the six months ended July 1, 2006, working capital levels increased due to the higher sales volumes and increased seasonal working capital needs. The changes in working capital included a $9.3 million increase in accounts receivable, a $2.7 million increase in inventory and a $2.1 million increase in accounts payable. Prepaid and other assets decreased due to the utilization of tax overpayments in the first six months of 2006. Accrued expenses and other liabilities decreased by $1.5 million as a result of funding the 2005 customer rebate programs and incentive compensation programs during the first quarter of 2006.

INVESTING ACTIVITIES. During the six months ended July 1, 2006, net cash used in investing activities amounted to $2.3 million. This included $1.5 million associated with the acquisition of Alkar and $0.9 million of additions and upgrades of production equipment, manufacturing facilities and training equipment.

FINANCING ACTIVITIES. Net cash flows used in financing activities were $12.2 million during the six months ending July 1, 2006. The net reduction in debt includes $5.8 million in repayments under the revolving credit facility and $6.2 million of repayments of the term loan.

At July 1, 2006, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

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

In July 2006, the FASB issued interpretation No.48, "Accounting for Uncertainty in Income Taxes." This interpretation requires that a recorded tax benefit must be more likely than not of being sustained upon examination by tax authorities based upon its technical merits. The amount of benefit recorded is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  Upon adoption, any adjustment will be recorded directly to beginning retained earnings.  The interpretation is effective for fiscal years beginning after December 15, 2006. The company has not yet determined what impact the application of the interpretation will have on the company’s financial position, results of operations or cash flows.

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

Contractual Obligations

The company's contractual cash payment obligations are set forth below (in thousands):

				Total
			Idle	Contractual
	Long-term	Operating	Facility	Cash
	Debt	Leases	Leases	Obligations
Less than 1 year	$15,337	$617	$350	$16,304
1-3 years	33,810	606	680	35,096
4-5 years	60,197	340	814	61,351
After 5 years	--	119	1,803	1,922
	$109,344	$1,682	$3,647	$114,673

Idle facility lease consists of an obligation for a manufacturing location that was exited in conjunction with the company's manufacturing consolidation efforts. This lease obligation continues through April 2015. This facility has been subleased. The obligation presented above does not reflect any anticipated sublease income from the facilities.

The projected benefit obligation of the defined benefit plans exceeded the plans’ assets by $2.4 million at the end of 2005 as compared to $5.0 million at the end of 2004. The unfunded benefit obligations were comprised of a $1.0 million under funding of the company's union plan and $1.4 million of under funding of the company's director plans. The company does not expect to contribute to the director plans in 2006. The company made minimum contributions required by the Employee Retirement Income Security Act of 1974 (“ERISA”) of $0.3 million in 2005 and $0.2 million in 2004 to the company's union plan. The company expects to continue to make minimum contributions of $0.3 million in 2006 to the union plan as required by ERISA.

The company has $8.9 million in outstanding letters of credit, which expire on July 1, 2007 with an automatic one-year renewal, to secure potential obligations under insurance programs.

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

	Fixed	Variable
	Rate	Rate
Twelve Month Period Ending	Debt	Debt
	(in thousands)
July 31, 2007	$--	$15,337
July 31, 2008	--	16,280
July 31, 2009	--	17,530
July 31, 2010	--	60,197
July 31, 2011	--	--
	$--	$109,344

During the fourth quarter of 2005, the company amended its senior secured credit facility. Terms of the agreement provided for $60.0 million of term loans and $130.0 million of availability under a revolving credit line. As of July 1, 2006, the company had $104.3 million outstanding under its senior banking facility, including $53.8 million of unamortized term loans and $50.5 million of borrowings under the revolving credit line. The company also had $8.9 million in outstanding letters of credit, which reduced the borrowing availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate of 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate for short-term borrowings. At July 1, 2006, the average interest rate on the senior debt amounted to 6.77%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of July 1, 2006.

In December 2005, the company entered into a U.S. Dollar secured term loan at its subsidiary in Spain. This loan amortizes in equal monthly installments over a four year period ending December 31, 2009. The unamortized balance under this loan amounted to $2.8 million at July 1, 2006. Borrowings under this facility are assessed an interest rate of 0.45% above LIBOR. At July 1, 2006 the interest rate was 5.72%.

In June 2006, the company entered into a U.S. dollar secured promissory note at its subsidiary in Mexico. This promissory note amortizes in equal monthly installments over a one-year period. The unamortized balance under this loan amounted to $0.3 million at July 1, 2006. Borrowings under this facility are assessed at an interest rate of 12.34%.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In January 2005, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swaps one-month LIBOR for a fixed rate of 3.78%. The notional amount amortizes consistent with the repayment schedule of the company's term loan maturing November 2009. The unamortized notional amount of this swap as of July 1, 2006 was $53.8 million. In January 2006, the company entered into an interest rate swap for a notional amount of $10.0 million maturing on December 31, 2009. This agreement swaps one-month LIBOR for a fixed rate of 5.03%.

In November 2004, the company entered into a promissory note in conjunction with the release and early termination of obligations under a lease agreement relative to a manufacturing facility in Shelburne, Vermont. At July 1, 2006, the balance due on the note amounted to $2.0 million. The note is assessed interest at 4.0% above LIBOR with an interest rate cap of 9.0%. At July 1, 2006 the interest rate on the note was 9.0%. The note amortizes monthly and matures in December 2009.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At July 1, 2006, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

In January 2005, the company entered into an interest rate swap with a notional amount of $70.0 million to fix the interest rate applicable to certain of its variable-rate debt. The notional amount of the swap amortizes consistent with the repayment schedule of the company's senior term loan maturing in November 2009. The agreement swaps one-month LIBOR for a fixed rate of 3.78% and is in effect through November 2009. The interest rate swap has been designated a cash flow hedge, and in accordance with SFAS No. 133 the changes in fair value are recorded as a component of accumulated other comprehensive income. As of July 1, 2006, the fair value of this instrument was $1.7 million. The change in fair value of this swap agreement in the first six months of 2006 was a gain of $0.5 million, net of $0.2 million of taxes. In January 2006, the company entered into an interest rate swap agreement for a notional amount of $10.0 million maturing on December 21, 2009. This agreement swaps one month LIBOR for a fixed rate of 5.03%. The interest rate swap has been designated a cash flow hedge, and in accordance with SFAS No. 133 the changes in fair value are recorded as a component of accumulated other comprehensive income. As of July 1, 2006, the fair value of this instrument was $(0.2) million. The change in fair value of this swap agreement in the first six months of 2006 was a loss of $0.2 million, net of taxes of less than $(0.1) million.

Foreign Exchange Derivative Financial Instruments

The company uses foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward and option purchase contracts outstanding at July 1, 2006. The fair value of these forward contracts was $0.2 million at the end of the quarter:

Sell		Purchase		Maturity
1,000,000	Euro	1,250,500	U.S. Dollars	July 27, 2006

3,150,000	British Pounds	5,714,500	U.S. Dollars	July 27, 2006

10,000,000	Mexican Pesos	873,400	U.S. Dollars	July 27, 2006

6,000,000	Mexican Pesos	523,300	U.S. Dollars	July 27, 2006

8,464,100	U.S. Dollars	49,200,000	Danish Krone	July 24, 2006

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

As of July 1, 2006, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended July 1, 2006, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended July 1, 2006, except as follows:

Item 1A. Risk Factors

There have been no material changes in the risk factors as set forth in the company's 2005 Anuual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Options

During the second quarter of fiscal 2006, the company issued 900 shares of the company's common stock to division executives pursuant to the exercise of stock options. The following summarizes those transactions:

		Number of	Exercise
Date	Class of persons	Shares	Price	Amount

April 28, 2006	division executive	900	$10.51	$9,459.00

The issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as transactions by an issuer not involving a public offering as such certificates for the shares were legended and stop transfer instructions were given to the transfer agent.

Issuer Purchases of Equity Securities

In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of up to 1,800,000 common shares in open market purchases. As of July 1, 2006, 952,999 shares had been purchased under the 1998 stock repurchase program. No shares were repurchased by the company during the three month period ended July 1, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

On May 12, 2006, the company held its 2006 Annual Meeting of Stockholders. The following persons were elected as directors to hold office until the 2007 Annual Meeting of Stockholders:
Selim A. Bassoul, Robert B. Lamb, Ryan Levenson, John R. Miller III, Gordon O'Brien, Philip G. Putnam, Sabin C. Streeter and Robert L. Yohe. The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

Nominee	For	Withheld	Abstained
Bassoul	6,999,871	274,268	0
Lamb	7,102,825	171,314	0
Levenson	7,101,967	172,172	0
Miller	6,992,824	281,315	0
O'Brien	7,093,622	180,517	0
Putnam	6,995,061	279,078	0
Streeter	7,003,736	270,403	0
Yohe	7,101,191	172,948	0

The stockholders voted to approve the ratification of the selection of Deloitte and Touche LLP as independent auditors for the company for the fiscal year ending December 30, 2006. 6,834,203 shares were cast for such election, 437,575 shares were cast against such election, and 2,361 shares abstained.

The stockholders voted to approve the Executive Officer Incentive Plan. 6,955,649 shares were cast for election, 296,191 shares were cast against such election, and 22,299 shares abstained.

Item 6. Exhibits

Exhibits -	The following exhibits are filed herewith:

Exhibit 31.1-	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1-	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 -	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION (Registrant)

Date: August 10, 2006	By:	/s/ Timothy J. FitzGerald

Timothy J. FitzGerald Vice President, Chief Financial Officer