Form 10-Q
period 2006-09-30
MIDDLEBY CORP
filed 2006-11-09
CIK 769520

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended September 30, 2006

or

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

As of November 3, 2006, there were 7,940,300 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
(Unaudited)

	Sep. 30, 2006	Dec. 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,025	$3,908
Accounts receivable, net of reserve for doubtful accounts of $3,802 and $3,081	52,611	38,552
Inventories, net	46,507	40,989
Prepaid expenses and other	4,673	4,513
Prepaid taxes	--	3,354
Current deferred taxes	10,013	10,319

Total current assets	116,829	101,635

Property, plant and equipment, net of accumulated depreciation of $36,466 and $34,061	28,346	25,331
Goodwill	100,102	98,757
Other intangibles	35,767	35,498
Other assets	2,418	2,697

Total assets	$283,462	$263,918

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$16,704	$13,780
Accounts payable	18,749	17,576
Accrued expenses	67,463	62,689

Total current liabilities	102,916	94,045

Long-term debt	80,525	107,815
Long-term deferred tax liability	10,372	8,207
Other non-current liabilities	6,467	5,351
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	--	--
Common stock, $0.01 par value; 20,000,000 shares authorized; 11,794,344 and 11,751,219 shares issued in 2006 and 2005, respectively	117	117
Restricted stock	--	(14,204)
Paid-in capital	68,230	79,291
Treasury stock at cost; 3,855,044 and 3,856,344 shares in 2006 and 2005, respectively	(89,650)	(89,650)
Retained earnings	104,858	73,540
Accumulated other comprehensive loss	(373)	(594)

Total stockholders' equity	83,182	48,500

Total liabilities and stockholders' equity	$283,462	$263,918

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep. 30, 2006	Oct. 1, 2005	Sep. 30, 2006	Oct. 1, 2005

Net sales	$103,239	$80,937	$304,837	$239,738
Cost of sales	62,664	48,461	187,011	147,604
Gross profit	40,575	32,476	117,826	92,134

Selling expenses	10,009	8,710	30,901	25,663
General and administrative expenses	9,545	7,482	30,477	21,847
Income from operations	21,021	16,284	56,448	44,624

Net interest expense and deferred financing amortization	1,618	1,579	5,445	5,063
Other (income) expense, net	(37)	312	35	47
Earnings before income taxes	19,440	14,393	50,968	39,514
Provision for income taxes	7,263	4,765	19,650	14,569
Net earnings	$12,177	$9,628	$31,318	$24,945

Net earnings per share:
Basic	$1.59	$1.28	$4.11	$3.33

Diluted	$1.48	$1.19	$3.79	$3.09

Weighted average number of shares
Basic	7,645	7,516	7,629	7,499
Dilutive stock options[1]	603	594	628	561
Diluted	8,248	8,110	8,257	8,060

[1]
There were 3,500 anti-dilutive stock options excluded from common stock equivalents during the three and nine month periods ended September 30, 2006. There were no anti-dilutive stock options in the 2005 comparative periods.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	Sep. 30, 2006	Oct. 1, 2005

Cash flows from operating activities-
Net earnings	$31,318	$24,945
Adjustments to reconcile net earnings to cash provided by operating activities:

Depreciation and amortization	3,643	2,597
Deferred taxes	249	(1,088)
Stock-based compensation costs	3,416	2,482
Cash effects of changes in -
Accounts receivable, net	(11,972)	(8,218)
Inventories, net	(3,145)	1,761
Prepaid expenses and other assets	3,186	10,632
Accounts payable	290	1,137
Accrued expenses and other liabilities	6,379	(3,466)

Net cash provided by operating activities	33,364	30,782

Cash flows from investing activities-
Net additions to property and equipment	(1,236)	(1,085)
Acquisition of Nu-Vu	--	(11,450)
Acquisition of Alkar	(1,500)	--
Acquisition of Houno	(4,939)	--

Net cash (used in) investing activities	(7,675)	(12,535)

Cash flows from financing activities-
Net (repayments) proceeds under revolving credit facilities	(16,500)	(11,915)
(Repayments) under senior secured bank notes	(9,375)	(7,500)
Net (repayments) under foreign borrowings	--	--
(Repayments) of note agreement	(2,145)	--
Net proceeds from stock issuances	1,284	717

Net cash (used in) financing activities	(26,736)	(18,698)

Effect of exchange rates on cash and cash equivalents	121	(79)

Cash acquired in acquisition	43	--

Changes in cash and cash equivalents-
Net (decrease) in cash and cash equivalents	(883)	(530)
Cash and cash equivalents at beginning of year	3,908	3,803

Cash and cash equivalents at end of quarter	$3,025	$3,273

Supplemental disclosure of cash flow information:
Interest paid	$4,898	$4,530

Income tax payments	$8,557	$4,535

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006
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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 30, 2006 and December 31, 2005, and the results of operations for the three and nine months ended September 30, 2006 and October 1, 2005 and cash flows for the nine months ended September 30, 2006 and October 1, 2005.

B)    Stock-Based Compensation

The company maintains a 1998 Stock Incentive Plan (the "Plan"), as amended on May 11, 2005, under which the company's Board of Directors issues stock grants and stock options to key employees. A maximum amount of 1,750,000 shares can be issued under the Plan. As of September 30, 2006, a total of 1,231,160 stock options and 350,000 restricted stock grants have been issued under the Plan. In addition to shares under the Plan, certain directors of the company have outstanding stock options.

Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R): "Share Based Payments", which requires the recognition of compensation expense associated with stock options and awards based upon their values. The company elected to adopt SFAS No. 123(R) using the modified prospective method. The company had previously disclosed that it would adopt the modified retrospective method. However, upon further review, the modified prospective method was adopted. Under that method, compensation cost recognized in the third quarter and first nine months of 2006 includes a ratable portion of compensation cost for all share-based payments not yet vested as of January 1, 2006, and a ratable portion of compensation cost for all share-based payments granted subsequent to January 1, 2006, based upon the grant date fair value.

Stock Grants: Stock grants issued are issued under the Plan to key employees and are transferable upon certain vesting requirements being met. As of the third quarter ended September 30, 2006, a total of 350,000 restricted stock grants were issued, 280,000 of which were unvested. There were no stock grants issued, forfeited or vested during the three month period ended September 30, 2006. The company recorded compensation expense associated with the restricted stock grants amounting to $0.9 million and $2.6 million for the three months and nine months ended September 30, 2006, respectively and $0.8 million and $2.5 million for the three months and nine months ended end October 1, 2005, respectively.

Prior to January 1, 2006, the company elected to follow APB Opinion No. 25: "Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for stock-based awards to employees and directors. In accordance with APB No. 25, the company established the value of restricted stock grants based upon the market value of the stock at the time of issuance. The value of the stock grant was amortized and recorded as compensation expense over the applicable vesting period. The adoption of SFAS No. 123(R) did not affect the value assigned to the stock grants or the amount of the reported compensation expense. Under APB No. 25, the value of the restricted stock grant was reflected as a separate component reducing stockholders' equity with an offsetting increase to Paid-in Capital. Accordingly, as of December 31, 2005, the unamortized value of the restricted stock grant was reflected as a separate component in Stockholders' Equity. Upon adoption of SFAS No. 123(R), the company has reclassified $11.6 million related to the unamortized restricted stock grant to Paid-in-Capital.

Stock Options: Stock options issued under the Plan provide key employees with rights to purchase shares of common stock at specified exercise prices. Options may be exercised upon certain vesting requirements being met, but expire to the extent unexercised within a maximum of ten years from the date of grant.

As a result of the adoption of SFAS No. 123(R), the company recorded compensation expense of $238,000 and $843,000, respectively, for the three month and nine month periods ended September 30, 2006 associated with the ratable portion of the stock options granted prior to the adoption date which had not yet vested. Prior to January 1, 2006, in accordance with APB No. 25, the company had not recorded compensation expense related to issued stock options in the financial statements because the exercise price of the stock options was equal to or greater than the market price of the underlying stock on the date of grant. The company’s pro forma net earnings and per share data utilizing a fair value based method for the three month and nine month periods ended October 1, 2005 prior to the adoption of SFAS 123(R) is as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	Oct. 1, 2005	Oct. 1, 2005

Net income - as reported	9,628	$24,945
Less: Stock-based employee
compensation expense, net
of taxes	(184)	(500)

Net income - pro forma	$9,444	$24,445
Earnings per share - as reported:
Basic	$1.28	$3.33
Diluted	1.19	3.09

Earnings per share - pro forma:
Basic	$1.26	$3.26
Diluted	1.16	3.03

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

A summary of stock option activity for the nine months ended September 30, 2006 is presented below:

Stock Option Activity	Employees	Directors	Option Price Per Share

Outstanding at December 31, 2005:	736,025	6,000

Granted	--	3,500	$ 88.43

Exercised	(40,125)	(3,000)	$5.90 to $18.47

Forfeited	--	--

Outstanding at September 30, 2006:	695,900	6,500

Weighted average price	$19.44	$52.47

Exercisable at September 30, 2006:	556,140	6,500

Weighted average price	$16.14	$52.47

The weighted average price of shares exercised during the nine months ended September 30, 2006 was $14.96.

The following summarizes the options outstanding and exercisable for the employee and director stock plans by exercise price, at September 30, 2006:

Exercise Price	Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Remaining Life

Employee plan

$5.90	184,000	5.41	147,200	5.41
$10.51	69,900		41,940	6.43
$18.47	342,000	7.07	342,000	7.07
$53.93	100,000	8.42	25,000	8.42

	695,900	6.76	556,140	6.64
Director plan

$10.51	3,000	1.43	3,000	1.43
$88.43	3,500	9.62	3,500	9.62

	6,500	5.84	6,500	5.84

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

The goodwill and other intangible assets associated with the Nu-Vu acquisition, which are comprised of the tradename, are subject to the non-amortization provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, and are allocable to the company's Commercial Foodservice Equipment Group for purposes of segment reporting (see footnote 12 for further discussion). Goodwill and other intangible assets associated with this transaction are deductible for income taxes.

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

The allocation of cash paid for the Alkar acquisition is summarized as follows (in thousands):

	Dec. 7, 2005	Adjustments	Sep. 30, 2006

Current assets	$17,160	$(75)	$17,085
Property, plant and equipment	3,032	--	3,032
Goodwill	19,177	75	19,252
Other intangibles	7,960	--	7,960
Current liabilities	(16,003)	1,500	(14,503)
Long-term deferred tax liability	(3,131)	--	(3,131)
Total cash paid	$28,195	$1,500	$29,695

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

Houno

On August 31, 2006, the company acquired the stock of Houno A/S (“Houno”) located in Denmark for $4.9 million in cash. The company also assumed $3.7 million of debt included as part of the net assets of Houno.

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

The allocation of cash paid for the Houno acquisition is summarized as follows (in thousands):

Aug. 31, 2006

Current assets	$4,325
Property, plant and equipment	4,371
Goodwill	1,287
Other intangibles	1,139
Other assets	15
Current liabilities	(3,061)
Long-term debt	(2,858)
Long-term deferred tax liability	(356)
Other comprehensive income	77
Total cash paid	$4,939

The goodwill is subject to the nonamortization provisions of SFAS No. 142 from the date of acquisition. Other intangibles also includes $0.1 million allocated to backlog and $1.0 million allocated to developed technology which are amortized over periods of 1 month and 5 years, respectively. Goodwill and other intangibles of Houno are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not deductible for tax purposes.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation requires that a recorded tax benefit must be more likely than not of being sustained upon examination by tax authorities based upon its technical merits. The amount of benefit recorded is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption, any adjustment will be recorded directly to beginning retained earnings. The interpretation is effective for fiscal years beginning after December 15, 2006. The company has not yet determined what impact the application of the interpretation will have on the company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. This statement is effective for interim reporting periods in fiscal years beginning after November 15, 2007. The company will apply this guidance prospectively.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset of liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The company has not yet determined what impact the application of the interpretation will have on the company’s financial position.

5)    Other Comprehensive Income

The company reports changes in equity during a period, except those resulting from investment by owners and distribution to owners, in accordance with SFAS No. 130, "Reporting Comprehensive Income."

Components of other comprehensive income were as follows (in thousands):
	Three Months Ended		Nine Months Ended
	Sep. 30, 2006	Oct. 1, 2005	Sep. 30, 2006	Oct. 1, 2005

Net earnings	$12,177	$9,628	$31,318	$24,945
Cumulative translation adjustment	90	72	354	(611)
Unrealized gain (loss) on interest rate swap	(344)	318	(134)	590
Comprehensive income	$11,923	$10,018	$31,538	$24,924

Accumulated other comprehensive loss is comprised of minimum pension liability of $(1.2) million, net of taxes of $(0.8) million, as of September 30, 2006 and December 31, 2005, foreign currency translation adjustments of $0.3 million as of September 30, 2006 and $(0.1) million as of December 31, 2005, and an unrealized gain on a interest rate swap of $0.6 million, net of taxes of $0.4 million, as of September 30, 2006 and $0.7 million, net of taxes of $0.5 million as of December 31, 2005.

6)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $14.2 million at September 30, 2006 and $15.4 million at December 31, 2005 and represented approximately 31% and 38% of the total inventory in each respective period. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at September 30, 2006 and December 31, 2005 are as follows:

	Sep. 30, 2006	Dec. 31, 2005
	(in thousands)

Raw materials and parts	$15,582	$11,311
Work-in-process	6,676	6,792
Finished goods	24,749	22,654

	47,007	40,757
LIFO adjustment	(500)	232

	$46,507	$40,989

7)    Accrued Expenses

Accrued expenses consist of the following:

	Sep. 30, 2006	Dec, 31, 2005
	(in thousands)

Accrued payroll and related expenses	$15,944	$15,577
Accrued warranty	11,865	11,286
Accrued customer rebates	10,552	10,740
Accrued income taxes	5,512	1,499
Accrued product liability and workers comp	4,176	2,418
Advanced customer deposits	3,203	6,204
Other accrued expenses	16,211	14,965

	$67,463	$62,689

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

A rollforward of the warranty reserve is as follows:

Nine Months Ended Sep. 30, 2006
(in thousands)

Beginning balance	$11,286
Warranty expense	7,037
Warranty claims	(6,458)

Ending balance	$11,865

9)    Financing Arrangements

	Sep. 30, 2006	Dec. 31, 2005
	(in thousands)

Senior secured revolving credit line	$39,750	$56,250
Senior secured bank term loans	50,625	60,000
Foreign borrowings	6,854	3,200
Other note	--	2,145

Total debt	$97,229	$121,595

Less: Current maturities of long-term debt	16,704	13,780

Long-term debt	$80,525	$107,815

During the fourth quarter of 2005, the company amended its senior secured credit facility. Terms of the agreement provided for $60.0 million of term loans and $130.0 million of availability under a revolving credit line. As of September 30, 2006, the company had $90.4 million outstanding under its senior banking facility, including $50.6 million of unamortized term loans and $39.8 million of borrowings under the revolving credit line. The company also had $6.4 million in outstanding letters of credit, which reduced the borrowing availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate of 1.00% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate for short term borrowings. At September 30, 2006, the average interest rate on the senior debt amounted to 6.43%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.20% as of September 30, 2006.

In December 2005, the company entered into a U.S. dollar secured term loan at its subsidiary in Spain. This term loan amortizes in equal monthly installments over a four-year period ending December 31, 2009. The unamortized balance under this loan amounted to $2.6 million at September 30, 2006. Borrowings under this facility are assessed at an interest rate of 0.45% above LIBOR. At September 30, 2006, the interest rate on this loan was 5.79%.

In June 2006, the company entered into a U.S. dollar secured promissory note at its subsidiary in Mexico. This promissory note amortizes in equal monthly installments over a one-year period. The unamortized balance under this loan amounted to $0.3 million at September 30, 2006. Borrowings under this facility are assessed at an interest rate of 10.55%.

In conjunction with the acquisition of Houno, the company assumed $3.7 million of outstanding debt obligations included as part of the net assets acquired.  As of September 30, 2006 the amount of debt associated with Houno amounted to $4.0 million and included $1.1 million of borrowings on a revolving credit facility with an average interest rate of 5.54%, $0.9 million of borrowings under term loan facilities with an average interest rate of 5.52%, and $2.0 million of mortgage notes with an average interest rate of 6.97%.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In January 2005, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swaps one-month LIBOR for a fixed rate of 3.78%. The notional amount amortizes consistent with the repayment schedule of the company's term loan maturing November 2009. The unamortized notional amount of this swap as of September 30, 2006 was $50.6 million. In January 2006, the company entered into an interest rate swap agreement for a notional amount of $10.0 million maturing on December 21, 2009. This agreement swaps one-month LIBOR for a fixed rate of 5.03%. In August 2006, in conjunction with the Houno acquisition, the company assumed an interest rate swap with a notional amount of $1.2 million maturing on December 31, 2018. This agreement swaps one-month LIBOR for a fixed rate of 4.84%.

In 2004, the company entered into a promissory note in conjunction with the release and early termination of obligations under a lease agreement relative to a manufacturing facility in Shelburne, Vermont. Under terms of the agreement, the company fully retired this note in September 2006.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At September 30, 2006, the company was in compliance with all covenants pursuant to its borrowing agreements.

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

At this time, management believes the remaining reserve balance is adequate to cover the remaining costs identified at September 30, 2006. A summary of the reserve balance activity related to the facility closure and lease obligation is as follows:

Nine Months Ended Sep. 30, 2006
(in thousands)

Beginning balance	$2,598
Cash payments	100

Ending balance	$2,498

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

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of September 30, 2006, the company had forward contracts to purchase $8.6 million U.S. Dollars with various foreign currencies, all of which mature in the next fiscal quarter. The fair value of these forward contracts was less than $0.1 million at the end of the quarter.

Interest Rate: In January 2005, the company entered into an interest rate swap with a notional amount of $70.0 million to fix the interest rate applicable to certain of its variable-rate debt. The notional amount of the swap amortizes consistent with the repayment schedule of the company's senior term loan maturing in November 2009. As of September 30, 2006, the unamortized balance of the interest rate swap was $50.6 million. The agreement swaps one-month LIBOR for a fixed rate of 3.78% and is in effect through November 2009. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. As of September 30, 2006, the fair value of this instrument was $1.1 million. The change in fair value of this swap agreement in the first nine months of 2006 was a loss of $120,000, net of taxes of $48,000.

In January 2006, the company entered into another interest rate swap with a notional amount of $10.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 5.03% and is in effect through December 2009. The company designated the swap a cash flow hedge at its inception and all changes in fair value of the swap are recognized in accumulated other comprehensive income. As of September 30, 2006, the fair value of this instrument was $22,000. The change in fair value of this swap agreement in the first nine months of 2006 was a gain of $13,000, net of taxes of $9,000.

In August 2006, in conjunction with the Houno acquisition, the company assumed an interest rate swap with a notional amount of $1.2 million. The agreement swaps one-month LIBOR for a fixed rate of 4.84% and is in effect through December 31, 2018. The company has not designated the swap a cash flow hedge. Therefore, all changes in fair value of the swap are recognized in net earnings. The fair value of this swap agreement as of September 30, 2006 was $(75,000), net of taxes of $19,000.

12)   Segment Information

The company operates in three reportable operating segments defined by management reporting structure and operating activities.

The Commercial Foodservice Equipment business group manufactures cooking equipment for the restaurant and institutional kitchen industry. This business division has manufacturing facilities in Illinois, Michigan, New Hampshire, North Carolina, Vermont, the Philippines and Denmark. This division supports four major product groups, including conveyor oven equipment, core cooking equipment, counterline cooking equipment, and international specialty equipment. Principal product lines of the conveyor oven product group include Middleby Marshall ovens, Blodgett ovens and CTX ovens. Principal product lines of the core cooking equipment product group include the Blodgett product line of ranges, convection ovens and combi ovens, Houno combi ovens, MagiKitch'n charbroilers and catering equipment, Nu-Vu baking ovens and proofing equipment, the Pitco Frialator product line of fryers and the Southbend product line of ranges, steamers, convection ovens, broilers and steam cooking equipment,. The counterline cooking and warming equipment product group includes toasters, hot food servers, foodwarmers and griddles distributed under the Toastmaster brand name. The international specialty equipment product group is primarily comprised of food preparation tables, undercounter refrigeration systems, ventilation systems and component parts for the U.S. manufacturing operations.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Sep. 30, 2006		Oct. 1, 2005		Sep. 30, 2006		Oct. 1, 2005
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice:
Core cooking equipment (1)	$62,364	60.4	$57,192	70.7	$186,268	61.1	$172,050	71.8
Conveyor oven equipment	15,911	15.4	13,755	17.0	45,963	15.1	41,124	17.1
Counterline cooking equipment	2,330	2.2	3,036	3.8	8,131	2.7	9,377	3.9
International specialty equipment	2,024	2.0	1,898	2.3	7,311	2.4	6,769	2.8
Commercial Foodservice	82,629	80.0	75,881	93.8	247,673	81.3	229,320	96.6

Industrial Foodservice(2)	15,389	14.9	--	--	43,909	14.4	--	--

International Distribution Division (3)	14,023	13.6	14,764	18.2	41,602	13.6	40,476	16.9

Intercompany sales (4)	(8,802)	(8.5)	(9,708)	(12.0)	(28,347)	(9.3)	(30,058)	(12.5)
Total	$103,239	100.0%	$80,937	100.0%	$304,837	100.0%	$239,738	100.0%

(1)	Includes sales of products manufactured by Houno, which was acquired in September 2006.

(2)	Represents sales of products manufactured by Alkar, which was acquired in December 2005.

(3)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(4)	Represents the elimination of sales amongst the Commercial Foodservice Equipment Group and from the Commercial Foodservice Equipment Group to the International Distribution Division.

The following table summarizes the results of operations for the company's business segments(1)(in thousands):

	Commercial Foodservice(2)	Industrial Foodservice(3)	International Distribution	Corporate and Other(4)	Eliminations(5)	Total

Three months ended September 30, 2006
Net sales	$82,629	$15,389	$14,023	$--	$(8,802)	$103,239
Operating income	22,032	3,302	694	(5,150)	143	21,021
Depreciation expense	657	132	63	32	--	884
Net capital expenditures	291	6	51	3	--	351

Nine months ended September 30, 2006
Net sales	$247,673	$43,909	$41,602	$--	$(28,347)	$304,837
Operating income	64,205	5,866	2,558	(15,629)	(552)	56,448
Depreciation expense	2,020	408	133	30	--	2,591
Net capital expenditures	734	101	99	302	--	1,236

Total assets	206,447	48,318	26,960	7,856	(6,119)	283,462
Long-lived assets(6)	130,382	25,964	486	9,801	--	166,633

Three months ended October 1, 2005
Net sales	$75,881	$--	$14,764	$--	$(9,708)	$80,937
Operating income	18,716	--	1,404	(4,180)	344	16,284
Depreciation expense	710	--	36	(10)	--	736
Net capital expenditures	406	--	87	(8)	--	485

Nine months ended October 1, 2005
Net sales	$229,320	$--	$40,476	$--	$(30,058)	$239,738
Operating income	53,136	--	2,873	(11,065)	(320)	44,624
Depreciation expense	2,291	--	108	13	--	2,412
Net capital expenditures	956	--	114	15	--	1,085

Total assets	190,828	--	26,691	3,306	(5,185)	215,640
Long-lived assets(6)	127,771	--	431	4,635	--	132,837

(1)
Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, and other income and expenses items outside of income from operations, and are included in Corporate and Other.

(2)	Includes assets and operations of Houno, which was acquired in September 2006.

(3)	Represents assets and operations of Alkar, which was acquired in December 2005.

(4)	Includes corporate and other general company assets and operations.

(5)
Includes elimination of intercompany sales, profit in inventory and intercompany receivables. Intercompany sale transactions are predominantly from the Commercial Foodservice Equipment Group to the International Distribution Division.

(6)
Long-lived assets of the Commercial Foodservice Equipment Group includes assets located in the Philippines which amounted to $2,009 and $2,138 in 2006 and 2005, respectively and assets located in Denmark which amounted to $1,688 in 2006.

Net sales by each major geographic region were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sep. 30, 2006	Oct. 1, 2005	Sep. 30, 2006	Oct. 1, 2005

United States and Canada	$84,035	$64,870	$248,802	$195,338
Asia	5,932	6,377	19,488	17,005
Europe and Middle East	9,028	7,277	23,770	20,223
Latin America	4,244	2,413	12,777	7,172

Net sales	$103,239	$80,937	$304,837	$239,738

13)   Employee Retirement Plans

(a)    Pension Plans

The company maintains a non-contributory defined benefit plan for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 30, 2002 and no further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 30, 2002 upon reaching retirement age. The employees participating in the defined benefit plan were enrolled in a newly established 401(k) savings plan on September 30, 2002, further described below.

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

Contributions under the union plan are funded in accordance with provisions of The Employee Retirement Income Security Act of 1974. Expected contributions to be made in 2006 are $254,000, of which $165,000 was funded during the nine-month period ended September 30, 2006. Contributions to the directors' plan are based upon actual retirement benefits as they retire.

The net pension expense for the first nine months of 2006 and 2005 for these plans was as follows (in thousands):

	Nine Months Ended
	September 30, 2006		October 1, 2005
	Union Plan	Directors Plans	Union Plan	Directors Plans

Service cost	$--	$687,557	$--	$830,924
Interest on benefit obligations	181,133	115,906	182,449	35,636
Return on assets	(153,853)	--	(160,952)	--
Net amortization and deferral	110,571	--	98,868	--

Net pension expense	$137,840	$803,463	$120,365	$866,560

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Sep. 30, 2006		Oct. 1, 2005		Sep. 30, 2006		Oct. 1, 2005
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Divisions:
Commercial Foodservice:
Core cooking equipment (1)	$62,364	60.4	$57,192	70.7	$186,268	61.1	$172,050	71.8
Conveyor oven equipment	15,911	15.4	13,755	17.0	45,963	15.1	41,124	17.1
Counterline cooking equipment	2,330	2.2	3,036	3.8	8,131	2.7	9,377	3.9
International specialty equipment	2,024	2.0	1,898	2.3	7,311	2.4	6,769	2.8
Commercial Foodservice	82,629	80.0	75,881	93.8	247,673	81.3	229,320	96.6

Industrial Foodservice(2)	15,389	14.9	--	--	43,909	14.4	--	--

International Distribution Division (3)	14,023	13.6	14,764	18.2	41,602	13.6	40,476	16.9

Intercompany sales (4)	(8,802)	(8.5)	(9,708)	(12.0)	(28,347)	(9.3)	(30,058)	(12.5)
Total	$103,239	100.0%	$80,937	100.0%	$304,837	100.0%	$239,738	100.0%

(1)	Includes sales of products manufactured by Houno, which was acquired in September 2006.

(2)	Represents sales of products manufactured by Alkar, which was acquired in December 2005.

(3)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(4)	Represents the elimination of sales amongst the Commercial Foodservice Equipment Group and from the Commercial Foodservice Equipment Group to the International Distribution Division.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended		Nine Months Ended
	Sep. 30, 2006	Oct. 1, 2005	Sep. 30, 2006	Oct. 1, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.7	59.9	61.3	61.6
Gross profit	39.3	40.1	38.7	38.4
Selling, general and administrative expenses	18.9	20.0	20.2	19.8
Income from operations	20.4	20.1	18.5	18.6
Net interest expense and deferred financing amortization	1.6	2.0	1.8	2.1
Other (income) expense, net	-	0.3	-	-
Earnings before income taxes	18.8	17.8	16.7	16.5
Provision for income taxes	7.0	5.9	6.4	6.1
Net earnings	11.8%	11.9%	10.3%	10.4%

Three Months Ended September 30, 2006 Compared to Three Months Ended October 1, 2005

NET SALES. Net sales for the third quarter of fiscal 2006 were $103.2 million as compared to $80.9 million in the third quarter of 2005.

Net sales at the Commercial Foodservice Equipment Group amounted to $82.6 million in the third quarter of 2006 as compared to $75.9 million in the prior year quarter.

•
Core cooking equipment sales increased by $5.2 million to $62.4 million from $57.2 million, primarily due to increased fryer, convection oven, and cooking range sales resulting from increased purchases from major and regional chain customers due to new store openings and increased replacement business. Net sales for the quarter also included $1.0 million of increased combi-oven sales associated with the newly acquired Houno product line.

•
Conveyor oven equipment sales increased $2.1 million to $15.9 million from $13.8 million in the prior year quarter due to increased sales of new oven models, including the WOW oven introduced in the first half of 2006.

•
Counterline cooking equipment sales decreased to $2.3 million from $3.0 million in the prior year quarter. Sales during the quarter were impacted in part by relocation of production of the counterline products to another facility.

•	International specialty equipment sales increased to $2.0 million compared to $1.9 million in the prior year quarter.

Net sales for the Industrial Foodservice Equipment Group were $15.4 million related to the business of Alkar, which was acquired in December 2005.

Net sales at the International Distribution Division decreased by $0.7 million to $14.0 million, reflecting higher sales in Latin America, which were more than offset by reduced sales into Europe and Asia. Sales in Latin America benefited from expansion of U.S. restaurant chains overseas and increased business with local and regional restaurant chains in developing markets. The decline in Europe resulted from a rollout of ovens to a major restaurant chain customer in the prior year quarter that did not recur in the current year quarter. Sales in Asia were impacted by the political situation in North Korea and the timing of store openings with a major restaurant customer in China.

GROSS PROFIT. Gross profit increased to $40.6 million from $32.5 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate was 39.3% in the quarter as compared to 40.1% in the prior year quarter. The net decrease in the gross margin rate reflects:

•	The adverse impact of lower margins at the newly acquired Alkar operations.

•	Increased sales volumes that benefited manufacturing efficiencies and provided for greater leverage of fixed manufacturing costs.

•	Higher margins associated with new product sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $16.2 million in the third quarter of 2005 to $19.6 million in the third quarter of 2006. As a percentage of net sales, operating expenses amounted to 18.9% in the third quarter of 2006 as compared to 20.0% in the third quarter of 2005. Selling expenses increased from $8.7 million to $10.0 million, reflecting $1.6 million of increased costs associated with the newly acquired Alkar and Houno operations and increased selling costs related to the higher sales volumes. General and administrative expenses increased from $7.5 million to $9.5 million, which includes increased costs of $0.8 million associated with the newly acquired Alkar and Houno operations. General and administrative expenses also includes $0.3 million of increased stock compensation costs, increased incentive performance costs and increased legal and professional fees.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $1.6 million in both the third quarter of 2006 and 2005. The benefit of lower average debt balances was offset by higher average interest rates. Other income was less than $0.1 million in the current year quarter as compared to other expense of $0.3 million in the prior year quarter, primarily related to foreign exchange transactions.

INCOME TAXES. A tax provision of $7.3 million, at an effective rate of 37%, was recorded during the quarter as compared to $4.8 million at a 33% effective rate in the prior year quarter. The 2006 and 2005 third quarters both reflect a benefit from favorable adjustments to tax reserves associated with closed tax periods. The 2006 third quarter reflected a tax benefit of $350,000 as compared to $722,000 in the third quarter of 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended October 1, 2005

NET SALES. Net sales for the nine-month period ended September 30, 2006 were $304.8 million as compared to $239.7 million in the nine-month period ended October 1, 2005.

Net sales at the Commercial Foodservice Equipment Group amounted to $247.7 million in the nine-month period ended September 30, 2006 as compared to $229.3 million in the nine-month period ended October 1, 2005.

•
Core cooking equipment sales increased by $14.2 million to $186.3 million from $172.1 million, primarily due to increased fryer, convection oven, and cooking range sales resulting from new product introductions and increased purchases from major and regional restaurant chain customers due to new store openings and increased replacement business. Net sales for the nine months ended September 30, 2006 also included $1.0 million increased combi-oven sales associated with the newly acquired Houno product line.

•
Conveyor oven equipment sales increased $4.9 million to $46.0 million from $41.1 million in the prior year period, as a result of increased sales associated with new oven models, including the WOW oven introduced in the first half of 2006.

•
Counterline cooking equipment sales decreased to $8.1 million from $9.4 million in the prior year period. The prior year quarter included the rollout of a toaster program with a major restaurant chain customer. Additionally, sales during the third quarter of 2006, were impacted by the relocation of production of the counterline products to another facility.

•	International specialty equipment sales increased to $7.3 million compared to $6.8 million in the prior year quarter due to the introduction of a new product line of counter griddles and charbroilers.

Net sales for Industrial Foodservice Equipment Group were $43.9 million related to the business of Alkar, which was acquired in December 2005.

Net sales at the International Distribution Division increased by $1.1 million to $41.6 million, reflecting higher sales in Latin America, which more than offset a decline in sales in Europe, which had strong sales in the prior year due to an oven rollout with a major restaurant chain customer. Sales in Latin America benefited from expansion of the U.S. chains overseas and increased business with local and regional restaurant chains in developing markets.

GROSS PROFIT. Gross profit increased to $117.8 million from $92.1 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate was 38.7% in the quarter as compared to 38.4% in the prior year nine-month period. The net increase in the gross margin rate reflects:

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $47.5 million in the nine-month period ended October 1, 2005 to $61.4 million in the nine-month period ended September 30, 2006. As a percentage of net sales, operating expenses amounted to 20.2% in the nine-month period ended September 30, 2006, versus 19.8% in the nine-month period ended October 1, 2005 reflecting greater leverage on higher sales volumes. Selling expenses increased from $25.7 million to $30.9 million, reflecting $3.6 million of increased costs associated with the newly acquired Alkar and Houno operations and higher commission costs associated with the increased sales volumes. General and administrative expenses increased from $21.8 million to $30.5 million which includes increased costs of $3.1 million associated with the newly acquired Alkar and Houno operations. General and administrative expenses also include increased stock compensation costs, increased incentive performance costs and increased legal and professional fees.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $5.4 million from $5.1 million in the prior year, due to higher interest rates, which more than offset the benefit of lower average debt balances.

INCOME TAXES. A tax provision of $19.7 million, at an effective rate of 39%, was recorded for the first nine months of 2006 as compared to $14.6 million at a 37% effective rate in the prior year period. The 2006 and 2005 nine-month periods both reflect a benefit from favorable adjustments to tax reserves associated with closed tax periods amounting to $350,000 and $722,000, respectively.

Financial Condition and Liquidity

During the nine months ended September 30, 2006, cash and cash equivalents decreased by $0.9 million to $3.0 million at September 30, 2006 from $3.9 million at December 31, 2005. Net borrowings decreased from $121.6 million at December 31, 2005 to $97.3 million at September 30, 2006.

OPERATING ACTIVITIES. Net cash provided by operating activities after changes in assets and liabilities was $33.4 million as compared to $30.8 million in the prior year period.

During the nine months ended September 30, 2006, working capital levels increased due to the higher sales volumes and increased seasonal working capital needs. The changes in working capital included a $11.9 million increase in accounts receivable and a $3.1 million increase in inventory. Prepaid and other assets decreased due to the utilization of tax overpayments in the first nine months of 2006. Accrued expenses and other liabilities increased by $6.4 million as a result of increased accruals for operating liabilities associated with higher business volumes.

INVESTING ACTIVITIES. During the nine months ended September 30, 2006, net cash used in investing activities amounted to $7.7 million. This included $1.5 million associated with the acquisition of Alkar, $4.9 million associated with the acquisition of Houno and $1.2 million of additions and upgrades of production equipment, manufacturing facilities and training equipment.

FINANCING ACTIVITIES. Net cash flows used in financing activities were $26.7 million during the nine months ending September 30, 2006. The net reduction in debt includes $16.5 million in repayments under the revolving credit facility and $9.4 million of scheduled repayments of the term loan. The company also repaid in full $2.1 million note related and established in conjunction with the release and early termination of obligations under a lease agreement relative to a manufacturing facility tax was exited in Shelburne, Vermont.

In conjunction with the acquisition of Houno, the company also acquired $3.7 million of debt included in the net assets of the acquired operations.

At September 30, 2006, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation requires that a recorded tax benefit must be more likely than not of being sustained upon examination by tax authorities based upon its technical merits. The amount of benefit recorded is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption, any adjustment will be recorded directly to beginning retained earnings. The interpretation is effective for fiscal years beginning after December 15, 2006. The company has not yet determined what impact the application of the interpretation will have on the company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. This statement is effective for interim reporting periods in fiscal years beginning after November 15, 2007. The company will apply this guidance prospectively.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset of liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The company has not yet determined what impact the application of the interpretation will have on the company’s financial position.

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

Contractual Obligations

The company's contractual cash payment obligations are set forth below (in thousands):

	Long-term Debt	Operating Leases	Idle Facility Leases	Total Contractual Cash Obligations

Less than 1 year	$16,704	$537	$320	$17,561
1-3 years	33,710	730	689	35,129
4-5 years	45,026	312	836	46,174
After 5 years	1,789	91	1,705	3,585

	$97,229	$1,670	$3,550	$102,449

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

The company has $6.4 million in outstanding letters of credit, which expire on September 30, 2007 with an automatic one-year renewal, to secure potential obligations under insurance programs.

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

Twelve Month Period Ending	Fixed Rate Debt	Variable Rate Debt
	(in thousands)

September 30, 2007	$79	$16,625
September 30, 2008	79	15,837
September 30, 2009	81	17,713
September 30, 2010	84	44,942
Thereafter	1,677	112

	$2,000	$95,229

During the fourth quarter of 2005, the company amended its senior secured credit facility. Terms of the agreement provided for $60.0 million of term loans and $130.0 million of availability under a revolving credit line. As of September 30, 2006, the company had $90.4 million outstanding under its senior banking facility, including $50.6 million of unamortized term loans and $39.8 million of borrowings under the revolving credit line. The company also had $6.4 million in outstanding letters of credit, which reduced the borrowing availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate of 1.00% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate for short-term borrowings. At September 30, 2006, the average interest rate on the senior debt amounted to 6.43%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.20% as of September 30, 2006.

In December 2005, the company entered into a U.S. Dollar secured term loan at its subsidiary in Spain. This loan amortizes in equal monthly installments over a four year period ending December 31, 2009. The unamortized balance under this loan amounted to $2.6 million at September 30, 2006. Borrowings under this facility are assessed an interest rate of 0.45% above LIBOR. At September 30, 2006 the interest rate was 5.79%.

In June 2006, the company entered into a U.S. dollar secured promissory note at its subsidiary in Mexico. This promissory note amortizes in equal monthly installments over a one-year period. The unamortized balance under this loan amounted to $0.3 million at September 30, 2006. Borrowings under this facility are assessed at an interest rate of 10.55%.

In conjunction with the acquisition of Houno, the company assumed $3.7 million of outstanding debt obligations included as part of the net assets acquired.  As of September 30, 2006 the amount of debt associated with Houno amounted to $4.0 million and included $1.1 million of borrowings on a revolving credit facility with an average interest rate of 5.54%, $0.9 million of borrowings under term loan facilities with an average interest rate of 5.52%, and $2.0 million of mortgage notes with an average interest rate of 6.97%.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In January 2005, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swaps one-month LIBOR for a fixed rate of 3.78%. The notional amount amortizes consistent with the repayment schedule of the company's term loan maturing November 2009. The unamortized notional amount of this swap as of September 30, 2006 was $50.6 million. In January 2006, the company entered into an interest rate swap for a notional amount of $10.0 million maturing on December 31, 2009. This agreement swaps one-month LIBOR for a fixed rate of 5.03%. In August 2006, in conjunction with the Houno acquisition, the company assumed an interest rate swap with a notional amount of $1.2 million maturing on December 31, 2018. This agreement swaps one-month LIBOR for a fixed rate of 4.84%.

In November 2004, the company entered into a promissory note in conjunction with the release and early termination of obligations under a lease agreement relative to a manufacturing facility in Shelburne, Vermont. In 2004, the company entered into a promissory note in conjunction with the release and early termination of obligations under a lease agreement relative to a manufacturing facility in Shelburne, Vermont. Under terms of the agreement, the company fully retired this note in September 2006.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At September 30, 2006, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

In January 2005, the company entered into an interest rate swap with a notional amount of $70.0 million to fix the interest rate applicable to certain of its variable-rate debt. The notional amount of the swap amortizes consistent with the repayment schedule of the company's senior term loan maturing in November 2009. The agreement swaps one-month LIBOR for a fixed rate of 3.78% and is in effect through November 2009. The interest rate swap has been designated a cash flow hedge, and in accordance with SFAS No. 133 the changes in fair value are recorded as a component of accumulated other comprehensive income. As of September 30, 2006, the fair value of this instrument was $1.1 million. The change in fair value of this swap agreement in the first nine months of 2006 was a loss of $120,000, net of taxes of $48,000. In January 2006, the company entered into an interest rate swap agreement for a notional amount of $10.0 million maturing on December 21, 2009. This agreement swaps one month LIBOR for a fixed rate of 5.03%. The interest rate swap has been designated a cash flow hedge, and in accordance with SFAS No. 133 the changes in fair value are recorded as a component of accumulated other comprehensive income. As of September 30, 2006, the fair value of this instrument was $22,000. The change in fair value of this swap agreement in the first nine months of 2006 was a gain of $13,000, net of taxes of $9,000. In August 2006, in conjunction with the Houno acquisition, the company assumed an interest rate swap with a notional amount of $1.2 million. The fair value of this swap agreement as of September 30, 2006 was $(75,000), net of taxes of $19,000.

Foreign Exchange Derivative Financial Instruments

The company uses foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward and option purchase contracts outstanding at September 30, 2006. The fair value of these forward contracts was less than $0.1 million at the end of the quarter:

Sell		Purchase		Maturity

1,000,000	Euro	1,270,200	U.S. Dollars	October 30, 2006
3,150,000	British Pounds	5,897,400	U.S. Dollars	October 30, 2006
10,000,000	Mexican Pesos	903,300	U.S. Dollars	October 30, 2006
6,000,000	Mexican Pesos	540,300	U.S. Dollars	October 30, 2006

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

As of September 30, 2006, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended September 30, 2006, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended September 30, 2006, except as follows:

Item 1A. Risk Factors

There have been no material changes in the risk factors as set forth in the company's 2005 Anuual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In September 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of up to 1,800,000 common shares in open market purchases. As of September 30, 2006, 952,999 shares had been purchased under the 1998 stock repurchase program. No shares were repurchased by the company during the three month period ended September 30, 2006.

Item 6. Exhibits

Exhibits - The following exhibits are filed herewith:

Exhibit 3.1 -	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 -	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 -	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date November 9, 2006	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President, Chief Financial Officer