Form 10-K
period 2006-12-30
MIDDLEBY CORP
filed 2007-03-15
CIK 769520

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 30, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File No. 1-9973

THE MIDDLEBY CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	36-3352497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1400 Toastmaster Drive, Elgin, Illinois	60120
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 847-741-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of July 1, 2006 was approximately $641,162,187.

The number of shares outstanding of the Registrant’s class of common stock, as of March 9, 2007, was 7,970,623 shares.

Documents Incorporated by Reference
Part III of Form 10-K incorporates by reference the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2007 annual meeting of stockholders.

 THE MIDDLEBY CORPORATION AND SUBSIDIARIES
DECEMBER 30, 2006
FORM 10-K ANNUAL REPORT

ii

PART I

Item 1. Business

General

The Middleby Corporation (“Middleby” or the “company”), through its operating subsidiary Middleby Marshall Inc. (“Middleby Marshall”) and its subsidiaries, is a leader in the design, manufacture, marketing, distribution, and service of a broad line of cooking equipment and related products used in all types of commercial restaurants, institutional kitchens, and food processing operations. The company's products designed for commercial restaurants and institutional kitchens include Middleby Marshall® and CTX® conveyor oven equipment, Blodgett® convection ovens, conveyor ovens, deck oven equipment, Blodgett Combi® cooking equipment, Blodgett Range® ranges, Nu-Vu® baking ovens and proofers, Pitco Frialator® fryer equipment, Southbend® ranges, convection ovens and heavy-duty cooking equipment, Toastmaster® toasters and counterline cooking and warming equipment, Houno® combi-ovens and baking ovens and MagiKitch'n® charbroilers and catering equipment. Products designed for the food processing industry include Alkar® batch ovens, conveyor ovens and continuous processing cooking systems, and Rapidpak® packaging and food safety equipment.

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

In December 2005, the company acquired Alkar Holdings Inc. ("Alkar"), a leading manufacturer of ovens and packaging machines for the food processing industry. Alkar Holdings, Inc. designs, manufactures, and markets batch ovens, conveyor ovens and continuous cooking systems under the Alkar brand, and related food packaging and food safety equipment under the Rapidpak brand. This acquisition enabled the company to expand its customer base to include food processing companies.

In August 2006, the company acquired Houno A/S (“Houno”), a leading manufacturer of combi-ovens and baking ovens, located in Denmark, to further penetrate the fast growing combi-oven market.

In February 2007, subsequent to the fiscal 2006 year end, the company announced that it had entered into an agreement to acquire the assets and operations of Jade Products Company (“Jade”). The acquisition is expected to be completed on April 2, 2007. This acquisition will complement the company’s current commercial foodservice range equipment product offerings.

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

Commercial Foodservice Equipment Group

The Commercial Foodservice Equipment Group develops, manufactures, markets, distributes and services equipment used for cooking and food preparation in commercial and institutional kitchens and restaurants throughout the world. This cooking and warming equipment is used across all types of foodservice operations, including quick-service restaurants, full-service restaurants, retail outlets, hotels and other institutions. The company offers a broad line of cooking equipment marketed under a portfolio of eleven brands, including, Blodgett®, Blodgett Combi®, Blodgett Range®, CTX®, Houno®, MagiKitch'n®, Middleby Marshall®, NuVu®, Pitco®, Southbend®, Toastmaster® and Visual Cooking®. These products are manufactured at the company's facilities in Illinois, Michigan, New Hampshire, North Carolina, Vermont, Denmark and the Philippines.

The division's principal product groups include:

•
Core Cooking Equipment Product Group: manufactures equipment that is central to most restaurant kitchens. The products offered by this group include ranges, convection ovens, baking ovens, proofers, broilers, fryers, combi-ovens, charbroilers and steam equipment. These products are marketed under the Blodgett®, Pitco Frialator®, Southbend®, MagiKitch'n® and Nu-Vu® brands. Blodgett®, known for its durability and craftsmanship, is the leading brand of convection and combi ovens. In demand since the late 1800's, the Blodgett oven has stood the test of time and set the industry standard. Pitco Frialator® offers a broad line of gas and electric equipment combining reliability with efficiency in simple-to-operate professional frying equipment. Since 1918, Pitco fryers have captured a major market share by offering simple, reliable equipment for cooking menu items such as french fries, onion rings, chicken, donuts, and seafood. For over 100 years, Southbend® has produced a broad array of heavy-duty, gas-fired equipment, include ranges, convection ovens, broilers, and steam cooking equipment. Southbend has dedicated significant resources to developing and introducing innovative product features resulting in a premier cooking line. For more than 60 years, MagiKitch’n® has focused on manufacturing charbroiling products that deliver quality construction, high performance and flexible operation. For 30 years, Houno has manufactured quality combi-ovens and baking ovens.

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

International Distribution Division

The International Distribution Division provides integrated export management and distribution services. The division distributes the company's product lines and certain non-competing complementary product lines of other manufacturers throughout the world. The company offers customers a complete package of kitchen equipment, delivered and installed in over 100 countries. For a local country distributor or dealer, the division provides centralized sourcing of a broad line of equipment with complete export management services, including export documentation, freight forwarding, equipment warehousing and consolidation, installation, warranty service and parts support. The International Distribution Division has regional export management companies in Asia, Europe and Latin America complemented by sales and distribution offices located in China, India, Lebanon, Mexico, the Philippines, Russia, South Korea, Spain, Sweden, Taiwan and the United Kingdom.

The Customers and Market

Commercial Foodservice Equipment Industry

The company's end-user customers include: (i) fast food or quick-service restaurants, (ii) full-service restaurants, including casual-theme restaurants, (iii) retail outlets, such as convenience stores, supermarkets and department stores and (iv) public and private institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, military facilities and government agencies. The company's domestic sales are primarily through independent dealers and distributors and are marketed by the company's sales personnel and network of independent manufacturers' representatives. Many of the dealers in the U.S. belong to buying groups that negotiate sales terms with the company. Certain large multi-national restaurant and hotel chain customers have purchasing organizations that manage product procurement for their systems. Included in these customers are several large restaurant chains, which account for a significant portion of the company's business. The company’s international sales are through a combined network of independent and company-owned distributors. The company maintains sales and distribution offices in China, India, Lebanon, Mexico, the Philippines, Russia, South Korea, Spain, Sweden, Taiwan and the United Kingdom.

During the past several decades, growth in the U.S. foodservice industry has been driven primarily by population growth, economic growth and demographic changes, including the emergence of families with multiple wage-earners and growth in the number of higher-income households. These factors have led to a demand for convenience and speed in food preparation and consumption. As a result, U.S. foodservice sales grew for the fifteenth consecutive year to approximately $511 billion in 2006 as reported by The National Restaurant Association. Sales in 2007 are projected to increase to $537 billion, an increase of 5.1% over 2006, according to The National Restaurant Association. The quick-service restaurant segment within the foodservice industry has been the fastest growing segment since the mid '80's. Total quick-service sales amounted to $143.0 billion in 2006 and are projected to increase 5.0% to $150.1 billion in 2007, as reported by The National Restaurant Association. The full-service restaurants represent the largest portion of the foodservice industry and represented $173 billion in sales in 2006 and are projected to increase 5.1% to $181.6 billion in 2007, as reported by The National Restaurant Association. This segment has seen increased chain concepts and penetration in recent years driven by the aging of the baby boom generation.

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

Backlog

The company's backlog of orders was $47,017,000 at December 30, 2006, all of which is expected to be filled during 2007. The acquired Houno business accounted for $1,864,000 of backlog. The company's backlog, excluding orders for Houno equipment, was $44,977,000 at December 31, 2005. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of the company’s products.

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

Manufacturing and Quality Control

The company manufactures product in six domestic and two international production facilities. In Elgin, Illinois, the company manufactures conveyor ovens. In Burlington, Vermont the company manufactures its combi oven, convection oven and deck oven product lines. In Fuquay-Varina, North Carolina, the company manufactures ranges, steamers, combi ovens, convection ovens and broiling equipment. In Bow, New Hampshire, the company manufactures fryers, charbroilers and catering equipment products. In Menominee, Michigan the company manufactures baking ovens, proofers and counterline equipment. In Lodi, Wisconsin the company engineers and manufactures cooking and chilling systems and packaging equipment that serves customers in the industrial foodservice industry. In Randers, Denmark, the company manufactures combi-ovens and baking ovens. In Laguna, the Philippines the company manufactures fryers, counterline equipment and component parts for the U.S. manufacturing facilities. Metal fabrication, finishing, sub-assembly and assembly operations are conducted at each manufacturing facility. Equipment installed at individual manufacturing facilities includes numerically controlled turret presses and machine centers, shears, press brakes, welding equipment, polishing equipment, CAD/CAM systems and product testing and quality assurance measurement devices. The company's CAD/CAM systems enable virtual electronic prototypes to be created, reviewed and refined before the first physical prototype is built.

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

Licenses, Patents, and Trademarks

The company owns numerous trademarks and trade names; among them, Alkar®, Blodgett®, Blodgett Combi®, Blodgett Range®, CTX®, Houno®, MagiKitch’n®, Middleby Marshall®, Nu-Vu®, Pitco Frialator®, RapidPak®, Southbend®, SteamMaster®, Toastmaster® and Visual Cooking® are registered with the U.S. Patent and Trademark Office and in various foreign countries.

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

Employees

As of December 30, 2006, the company employed 1,282 persons. Of this amount, 494 were management, administrative, sales, engineering and supervisory personnel; 522 were hourly production non-union workers; and 266 were hourly production union members. Included in these totals were 299 individuals employed outside of the United States, of which 187 were management, sales, administrative and engineering personnel, 58 were hourly production non-union workers and 54 were hourly production workers, who participate in an employee cooperative. At its Lodi, Wisconsin facility, the company has a contract with the International Association of Bridge, Structural, Ornamental and Reinforcing Ironworkers that expires on February 1, 2008. At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on April 30, 2007. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that extends through June 2011. Management believes that the relationships between employees, union and management are good.

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

The company now has and may continue to have a significant amount of debt. At December 30, 2006, the company had $82.8 million of borrowings and $5.2 million in letters of credit outstanding. To the extent the company requires capital resources, there can be no assurance that such funds will be available on favorable terms, or at all. The unavailability of funds could have a material adverse effect on the company's financial condition, results of operations and ability to expand the company's operations.

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

The company uses large amounts of stainless steel, aluminized steel and other commodities in the manufacture of its products. The price of steel has increased significantly over the past three years. The significant increase in the price of steel or any other commodity that the company is not able to pass on to its customers would adversely affect the company's operating results. In addition, an interruption in or the cessation of an important supply by any third party and the company's inability to make alternative arrangements in a timely manner, or at all, could have a material adverse effect on the company's business, financial condition and operating results.

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

Any infringement by the company on patent rights of others could result in litigation and adversely affect its ability to continue to provide, or could increase the cost of providing the company's products and services.

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

Because the company has a significant number of workers whose employment is subject to collective bargaining agreements and labor union representation, the company is vulnerable to possible organized work stoppages and similar actions. Unionized employees accounted for approximately 21% of the company's workforce as of December 30, 2006. At the company's Lodi, Wisconsin facility it has a union contract with the International Association of Bridge, Structural, Ornamental and Reinforcing Iron Workers that extends through January 2008. At the company's Elgin, Illinois facility, it has a union contract with the International Brotherhood of Teamsters that extends through April 2007. The company also has a union workforce at its manufacturing facility in the Philippines under a contract that extends through June 2011. Although the company believes that the current relationships between employees, union and management are good, any future strikes, employee slowdowns or similar actions by one or more unions, in connection with labor contract negotiations or otherwise, could have a material adverse effect on the company's ability to operate the company's business.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The company's principal executive offices are located in Elgin, Illinois. The company operates six manufacturing facilities in the U.S., one manufacturing facility in the Philippines and one manufacturing facility in Denmark.

The principal properties of the company utilized to conduct business operations are listed below:

Location	Principal Function	Square Footage	Owned/Leased
Elgin, IL	Manufacturing, Warehousing and Offices	207,000	Owned
Menominee, MI	Manufacturing, Warehousing and Offices	46,000	Owned
Bow, NH	Manufacturing, Warehousing and Offices	102,000 34,000	Owned Leased(1)
Fuquay-Varina, NC	Manufacturing, Warehousing and Offices	131,000	Owned
Burlington, VT	Manufacturing, Warehousing and Offices	140,000	Owned
Lodi, WI	Manufacturing, Warehousing and Offices	112,000	Owned
Randers, Denmark	Manufacturing, Warehousing and Offices	50,095	Owned
Laguna, the Philippines	Manufacturing, Warehousing and Offices	54,000	Owned

(1) Lease expires March 2010.

At various other locations the company leases small amounts of office space for administrative and sales functions, and in certain instances limited short-term inventory storage. These locations are in China, Mexico, South Korea, Spain, Sweden, Taiwan and the United Kingdom.

Management believes that these facilities are adequate for the operation of the company's business as presently conducted.

The company also has a leased manufacturing facility in Quakertown, Pennsylvania, which was exited as part of the company's manufacturing consolidation efforts. This lease extends through June 2015. This facility is currently subleased.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders in the fourth quarter of the year ended December 30, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market

The company's Common Stock trades on the Nasdaq Global Market under the symbol "MIDD". The following table sets forth, for the periods indicated, the high and low closing sale prices per share of Common Stock, as reported by the Nasdaq Global Market.

	Closing Share Price
	High	Low
Fiscal 2006
First quarter	97.80	81.00
Second quarter	94.25	79.83
Third quarter	88.30	73.59
Fourth quarter	105.40	75.15

Fiscal 2005
First quarter	55.69	45.82
Second quarter	56.01	44.04
Third quarter	72.50	52.10
Fourth quarter	87.65	69.81

Shareholders

The company estimates there were approximately 24,001 record holders of the company's common stock as of March 9, 2007.

Dividends

In July 2004, the company declared and paid a $0.40 per share special dividend to shareholders of record of the company's common stock as of the close of business on June 4, 2004 aggregating to $3.7 million.

Stock Options

During the fourth quarter of fiscal 2006, the company issued 12,423 shares to division executives pursuant to the exercise of stock options, for $139,704.81. Such options were granted to division executives for 6,000 shares at an exercise price of $5.90, 1,800 shares at an exercise price of $10.51 per share and 4,623 shares at an exercise price of $18.47 per share. As certificates for the shares were legended and stop transfer instructions were given to the transfer agent, the issuance of such shares was exempt under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and the rules and regulations thereunder, as transactions by an issuer not involving a public offering.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
October 1, 2006 to October 28, 2006	—	—	—	847,001
October 29, 2006 to November 25, 2006	—	—	—	847,001
November 26, 2006 to December 30, 2006	—	—	—	847,001
Quarter ended December 30, 2006	—	—	—	847,001

In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of up to 1,800,000 common shares in open market purchases. As of December 30, 2006, 952,999 shares had been purchased under the 1998 stock repurchase program.

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

At December 30, 2006, the company had a total of 3,855,044 shares in treasury amounting to $89.6 million.

PART II

Item 6. Selected Financial Data

(amounts in thousands, except per share data)
Fiscal Year Ended(1)

	2006	2005	2004	2003	2002
Income Statement Data:
Net sales	$403,131	$316,668	$271,115	$242,200	$235,147
Cost of sales	246,254	195,015	168,487	156,347	156,647
Gross profit	156,877	121,653	102,628	85,853	78,500
Selling and distribution expenses	40,371	33,772	30,496	29,609	28,213
General and administrative expenses	39,605	29,909	23,113	21,228	20,556
Stock repurchase transaction expenses	—	—	12,647	—	—
Acquisition integration reserve adjustments	—	—	(1,887)	—	—
Income from operations	76,901	57,972	38,259	35,016	29,731
Interest expense and deferred financing amortization, net	6,932	6,437	3,004	5,891	11,180
Debt extinguishment expenses	—	—	1,154	—	9,122
Gain on acquisition financing derivatives	—	—	(265)	(62)	(286)
Other expense, net	161	137	522	366	901
Earnings before income taxes	69,808	51,398	33,844	28,821	8,814
Provision for income taxes	27,431	19,220	10,256	10,123	2,712
Net earnings	$42,377	$32,178	$23,588	$18,698	$6,102
Net earnings per share:
Basic	$5.54	$4.28	$2.56	$2.06	$0.68
Diluted	$5.13	$3.98	$2.38	$1.99	$0.67
Weighted average number of shares outstanding:
Basic	7,643	7,514	9,200	9,065	8,990
Diluted	8,259	8,093	9,931	9,392	9,132
Cash dividends declared per common share	$—	$—	$0.40	$0.25	$—
Balance Sheet Data:
Working capital	$11,512	$7,590	$10,923	$3,490	$13,890
Total assets	285,022	263,918	209,675	194,620	207,962
Total debt	82,802	121,595	123,723	56,500	87,962
Stockholders' equity	100,573	48,500	7,215	62,090	44,632

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

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

NET SALES SUMMARY
(dollars in thousands)
  Fiscal Year Ended(1)

	2006		2005		2004
	Sales	Percent	Sales	Percent	Sales	Percent
Business Divisions:
Commercial Foodservice:
Core cooking equipment	$245,574	60.9	$222,216	70.2	$185,520	68.4
Conveyor oven equipment	64,136	15.9	55,270	17.5	54,183	20.0
Counterline cooking equipment	9,341	2.3	12,298	3.9	10,262	3.8
International specialty equipment	10,164	2.5	9,210	2.9	7,545	2.8
Commercial Foodservice	329,215	81.6	298,994	94.5	257,510	95.0
Industrial Foodservice	55,153	13.7	2,837	0.9	—	—
International Distribution Division (2)	56,496	14.0	53,989	17.0	46,146	17.0
Intercompany sales (3)	(37,733)	(9.3)	(39,152)	(12.4)	(32,541)	(12.0)
Total	$403,131	100.0%	$316,668	100.0%	$271,115	100.0%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

(2)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(3)	Represents the elimination of sales amongst the Commercial Foodservice Equipment Group and from the Commercial Foodservice Equipment Group to the International Distribution Division.

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.1	61.6	62.1
Gross profit	38.9	38.4	37.9
Selling, general and administrative expenses	19.8	20.1	19.8
Stock repurchase transaction expenses	—	—	4.7
Lease reserve adjustments	—	—	(0.7)
Income from operations	19.1	18.3	14.1
Interest expense and deferred financing amortization, net	1.7	2.0	1.1
Debt extinguishment expenses	—	—	0.4
Gain on acquisition financing derivatives	—	—	(0.1)
Other expense, net	—	—	0.2
Earnings before income taxes	17.4	16.3	12.5
Provision for income taxes	6.9	6.1	3.8
Net earnings	10.5%	10.2%	8.7%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Fiscal Year Ended December 30, 2006 as Compared to December 31, 2005

Net sales. Net sales in fiscal 2006 increased by $86.5 million or 27.3% to $403.1 million as compared to $316.7 million in fiscal 2005. A net sales increase of $56.4 million or 17.8% was attributable to acquisition growth, including the December 2005 acquisition of Alkar and the August 2006 acquisition of Houno A/S.  Excluding acquisitions, net sales increased $30.1 million or 9.5% from the prior year, as a result of growth in restaurant chain business and increased sales of new products.

Net sales of the Commercial Foodservice Equipment Group increased by $30.2 million or 10.1% to $329.2 million in 2006 as compared to $299.0 million in fiscal 2005.

•
Core cooking equipment increased $23.4 million or 10.5% to $245.6 million from $222.2 million, primarily due to increased fryer, convection oven, and cooking range sales resulting from new product introductions and increased purchases from international and regional restaurant chain customers resulting from new store openings and increased replacement business. Net sales in 2006 also included $4.1 million increased combi-oven sales associated with the newly acquired Houno product line.

•
Conveyor oven equipment sales increased $8.8 million or 15.9% to $64.1 million from $55.3 million in the prior year, as a result of increased sales associated with new oven models, including the WOW oven introduced in the first half of 2006.

•
Counterline cooking equipment sales decreased $3.0 million to $9.3 million or 24.4% from $12.3 million in the prior year.  Sales during the second half of 2006, were impacted by the relocation of production to another facility.  This transition was completed in January 2007.  Additionally, sales were impacted by the discontinuance of a lower margin toaster product line.

•
International specialty equipment sales increased $1.0 million to $10.2 million or 10.9% from $9.2 million in the prior year quarter due to increased product and component parts produced for the company’s U.S. manufacturing operations.

Net sales for Industrial Foodservice Equipment Group were $55.2 million as compared to $2.8 million in fiscal 2005.  The prior year revenues reflect sales for a four week period subsequent to the acquisition of Alkar, which was acquired in December 2005.

Net sales for International Distribution Division increased $2.5 million or 4.6% to $56.5 million, as compared to $54.0 million in the prior year.  The net sales increase reflects a $3.4 million in Latin America resulting from expansion of the U.S. chains and increased business with local restaurant chains in the region.  This increase was offset in part by a $0.5 million sales decline in Asia and a $0.4 million decline in Europe. The prior year sales in Asia and Europe benefited from product rollouts with certain restaurant chain customers which did not recur in 2006.

Intercompany sales eliminations represent sales of product amongst the Commercial Foodservice Equipment Group operations and from the Commercial Foodservice Equipment Group operations to the International Distribution Division. The sales elimination decreased by $1.5 million to $37.7 million reflecting the decrease in purchases of equipment by the International Distribution Division from the Commercial Foodservice Equipment Group due to increased sales volumes.

Gross profit. Gross profit increased by $35.2 million to $156.9 million in fiscal 2006 from $121.7 million in 2005, reflecting the impact of higher sales volumes. The gross margin rate also increased from 38.9% in 2006 as compared to 38.4% in 2005. The net increase in the gross margin rate reflects:

•	Increased sales volumes that benefited manufacturing efficiencies and provided for greater leverage of fixed manufacturing costs.

•	Higher margins associated with new product sales.

•	Improved margins at Nu-Vu, which was acquired in January 2005. The margin improvement at this operation reflects the benefits of successful integration efforts.

•	The adverse impact of lower margins at the newly acquired Alkar operations

•	The adverse impact increased steel and other material costs.

Selling, general and administrative expenses. Combined selling, general, and administrative expenses increased by $16.3 million to $80.0 million in 2006 from $63.7 million in 2005.  As a percentage of net sales, operating expenses amounted to 19.8% in 2006, as compared to 20.1% in 2005 reflecting greater leverage on higher sales volumes.

Selling expenses increased $6.6 million to $40.4 million from $33.8 million, reflecting an increase of $4.5 million associated with the newly acquired Alkar and Houno operations and $2.1 million of higher commission costs associated with the increased sales volumes.

General and administrative expenses increased $9.7 million to $39.6 million from $29.9 million, reflecting an increase of $4.3 million associated with the newly acquired Alkar and Houno operations. General and administrative expenses also includes $1.1 million of stock option compensation expensed as a result of the adoption of Statement of Financial Accounting Standard No. 123R on January 1, 2006.  No such expense was recorded in 2005.  Increased general and administrative expense also reflects increased incentive compensation expense resulting from improved financial performance of the company, increased legal and professional fees associated with acquisition related initiatives and other increased costs associated with general increases in business scope and volumes.

Income from operations. Income from operations increased $18.9 million to $76.9 million in fiscal 2006 from $58.0 million in fiscal 2005. The increase in operating income resulted from the increase in net sales and gross profit.

Non-operating expenses. Non-operating expenses increased $0.5 million to $7.1 million in 2006 from $6.6 million in 2005 and are comprised primarily of interest expense.   Interest and deferred financing amortization costs increased $0.5 million in 2006 as compared to 2005, due to higher interest rates, which more than offset the benefit of lower average debt balances.

Income taxes. A tax provision of $27.4 million, at an effective rate of 39.3%, was recorded for 2006 as compared to $19.2 million at a 37.4% effective rate in 2005.  The 2005 provision reflected a favorable adjustment to tax reserves associated with closed tax periods amounting which amounted to $1.3 million.

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

Lease reserve adjustments of $1.9 million were recorded during fiscal 2004, primarily consisting of a gain resulting from an early lease termination that occurred in conjunction with the sale of a leased facility to an unrelated third party. The leased facility was originally exited in early 2002 subsequent to the acquisition of Blodgett as a result of the company's manufacturing consolidation efforts.

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

•
An decrease of $1.2 million pertaining to the write-off in fiscal 2004 of deferred financing costs related to the company's previous bank facility, which was refinanced as a result of the stock repurchase transaction.

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

Financial Condition and Liquidity

Total cash and cash equivalents decreased by $0.4 million to $3.5 million at December 30, 2006 from $3.9 million at December 31, 2005. Net borrowings decreased to $82.8 million at December 30, 2006 from $121.6 million at December 31, 2005.

Operating activities. Net cash provided by operating activities after changes in assets and liabilities amounted to $50.1 million as compared to $42.3 million in the prior year.

Adjustments to reconcile 2006 net earnings to operating cash flows included $4.9 million of depreciation and amortization, $4.6 million of non-cash stock compensation expense and $0.7 million of deferred tax expense.

During 2006, working capital levels increased due to an increase in sales volumes. The changes in working capital included an $11.4 million increase in accounts receivable, a $4.0 million increase in inventories and a $1.1 million increase in accounts payable.  Prepaid and other assets decreased $3.5 million due to a reduction in the prepaid tax balance resulting from the utilization of tax overpayments from 2005.  The reduction in the prepaid and other assets account also reflects a lower level of assets recorded in connection with revenues earned in excess of project billings associated at the industrial foodservice business due to a lower level of projects in process at the end of 2006 as compared to 2005.  Accrued expenses and other liabilities increased by $8.3 million as a result of increased accruals for operating liabilities associated with higher business volumes, including accruals associated with customer rebate programs and incentive compensation.

Investing activities. During 2006, net cash used for investing activities amounted to $8.7 million. This included $1.5 million paid in connection with the acquisition of Alkar, $4.9 million paid in connection with the acquisition of Houno and $2.3 million of additions and upgrades of production equipment, manufacturing facilities and training equipment.

Financing activities. Net cash flows used in financing activities amounted to $41.9 million in 2006.  This included $26.2 million in repayments under the company’s revolving credit facility and $12.5 million of scheduled repayments of under the senior term loan. The company also repaid in full $2.1 million note related and established in conjunction with the release and early termination of obligations under a lease agreement relative to a manufacturing facility that was exited in Shelburne, Vermont.  In addition, the company utilized $1.9 million to reduce debt under its foreign loans, which are held in Spain and Denmark.   The loans in Denmark relate to the acquisition of Houno, as $3.7 million of debt was included in the net assets of the acquired operations of Houno.

At December 30, 2006, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future, including the 2007 scheduled debt repayments of $16.8 million under U.S. and foreign banking facilities.

Contractual Obligations

The company's contractual cash payment obligations are set forth below (dollars in thousands):

	Long-term Debt	Operating Leases	Idle Facility Lease	Total Contractual Cash Obligations

Less than 1 year	$16,838	$960	$333	$18,131
1-3 years	63,351	1,480	695	65,526
4-5 years	228	599	871	1,698
After 5 years	2,385	—	1,624	4,009

	$82,802	$3,039	$3,523	$89,364

Idle facility lease consists of an obligation for a manufacturing location that was exited in conjunction with the company's manufacturing consolidation efforts. This lease obligation continues through June 2015. This facility has been subleased. The obligation presented above does not reflect any anticipated sublease income from the facilities.

As indicated in Note 11 to the consolidated financial statements, the projected benefit obligation of the defined benefit plans exceeded the plans’ assets by $3.5 million at the end of 2006 as compared to $2.4 million at the end of 2005. The unfunded benefit obligations were comprised of $0.7 million under funding of the company's union plan and $2.8 million of under funding of the company's director plans. The company does not expect to contribute to the director plans in 2007. The company made minimum contributions required by the Employee Retirement Income Security Act of 1974 (“ERISA”) of $0.2 million in 2006 and $0.3 million in 2005 to the company's union plan. The company expects to continue to make minimum contributions to the union plan as required by ERISA, which are expected to be $0.2 million in 2007.

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

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that these items be recognized as current period costs and also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement did not have material effect on the company’s financial position, results of operations or cash flows.

In December 2004, FASB issued a revision to SFAS No. 123 "Accounting for Stock Based Compensation". SFAS No. 123(R) "Share-Based Payment" requires all new, modified, and unvested share-based payments to employees to be recognized in the financial statements as compensation cost over the service period based upon their fair value on the date of grant. This statement eliminates the alternative of accounting for share-based compensation under Accounting Principles Board Opinion No. 25. The statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The company adopted SFAS No. 123(R) on January 1, 2006 under the modified prospective application transition method. Accordingly, the adoption of SFAS No. 123 resulted in a reduction to net earnings of $754,000, or $0.09 per share for the year ended December 30, 2006.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement replaces ABP Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in accounting principles. This statement applies to all voluntary changes in accounting principles. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have material effect on the company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". This statement provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133. This statement allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. This statement is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The company will apply this guidance prospectively. The adoption of this statement did not have material effect on the company’s financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The company adopted the applicable provisions of SFAS No. 158 effective for the fiscal year ended December 30, 2006 as required.

Certain Risk Factors That May Affect Future Results

An investment in shares of the company's common stock involves risks. The company believes the risks and uncertainties described in "Item 1A Risk Factors" and in "Special Note Regarding Forward-Looking Statements" are the material risks it faces. Additional risks and uncertainties not currently known to the company or that it currently deems immaterial may impair its business operations. If any of the risks identified in "Item 1A. Risk Factors" actually occurs, the company's business, results of operations and financial condition could be materially adversely affected, and the trading price of the company's common stock could decline.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company's debt obligations:

	Fixed Rate Debt	Variable Rate Debt
	(dollars in thousands)
2007	$—	$16,838
2008	—	15,645
2009	—	47,706
2010	—	111
2011 and thereafter	795	1,707
	$795	$82,007

During the fourth quarter of 2005 the company amended its senior secured credit facility. Terms of the senior credit agreement currently provide for $47.5 million of term loans and $130.0 million of availability under a revolving credit line. As of December 30, 2006, the company had $77.6 million of borrowings outstanding under this facility, including $30.1 million of borrowings under the revolving credit line. The company also has $5.2 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate at 1.00% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At December 30, 2006 the average interest rate on the senior debt amounted to 6.49%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.20% as of December 30, 2006.

In August 2006, the company completed its acquisition of Houno A/S in Denmark.  This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On December 30, 2006 these facilities amounted to $3.8 million in US dollars, including $0.9 million outstanding under a revolving credit facility, $2.1 million of a term loan and $0.8 million of a long term mortgage note. The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 5.15% on December 30, 2006. The term loan matures in 2013 and the interest rate is assessed at 5.0%. The long-term mortgage note matures in March 2023 and is assessed interest at a fixed rate of 5.19%.

In December 2005, the company entered into a $3.2 million U.S. dollar secured term loan at its subsidiary in Spain. This term loan amortizes in equal monthly installments over a four-year period ending December 2009. As of December 30, 2006, the company had $1.4 million of borrowings remaining under this loan. Borrowings under this facility are assessed at an interest rate of 0.45% above LIBOR. At December 30, 2006 the interest rate on this loan was 5.82%.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In January 2002, the company had entered into an interest rate swap agreement for a notional amount of $20.0 million. This agreement swapped one-month LIBOR for a fixed rate of 4.03% and was in effect through December 2004. In February 2003, the company entered into an interest rate swap agreement for a notional amount of $10.0 million. This agreement swapped one-month LIBOR for a fixed rate of 2.36% and was in effect through December 2005. In January 2005, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swaps one-month LIBOR for a fixed rate of 3.78%. The notional amount amortizes consistent with the repayment schedule of the company's term loan maturing November 2009. The unamortized amount of this swap was $47.5 million at December 30, 2006. In January 2006, the company entered into an interest rate swap agreement for a notional amount of $10.0 million maturing on December 21, 2009. This agreement swaps one-month LIBOR for a fixed rate of 5.03%. In August 2006, in conjunction with the Houno acquisition, the company assumed an interest rate swap with a notional amount of $0.9 million Euro maturing on December 31, 2018. This agreement swaps one-month Euro LIBOR for a fixed rate of 4.84%.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At December 30, 2006, the company was in compliance with all covenants pursuant to its borrowing agreements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Middleby Corporation

We have audited the accompanying consolidated balance sheets of The Middleby Corporation and subsidiaries (the “Company”) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Middleby Corporation and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in Note 4 to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
March 14, 2007

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 30, 2006 AND DECEMBER 31, 2005
(amounts in thousands, except share data)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,534	$3,908
Accounts receivable, net	51,580	38,552
Inventories, net	47,292	40,989
Prepaid expenses and other	3,289	4,513
Prepaid taxes	1,129	3,354
Current deferred taxes	10,851	10,319
Total current assets	117,675	101,635

Property, plant and equipment, net	28,534	25,331
Goodwill	101,258	98,757
Other intangibles	35,306	35,498
Other assets	2,249	2,697
Total assets	$285,022	$263,918
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$16,838	$13,780
Accounts payable	19,689	17,576
Accrued expenses	69,636	62,689
Total current liabilities	106,163	94,045

Long-term debt	65,964	107,815
Long-term deferred tax liability	5,867	8,207
Other non-current liabilities	6,455	5,351
Stockholders' equity:
Preferred stock, $.01 par value; none issued	—	—
Common stock, $.01 par value, 11,807,767 and 11,751,219 shares issued in 2006 and 2005, respectively	117	117
Paid-in capital	73,743	65,087
Treasury stock at cost; 3,855,044 and 3,856,344 shares in 2006 and 2005, respectively	(89,641)	(89,650)
Retained earnings	115,917	73,540
Accumulated other comprehensive loss	437	(594)
Total stockholders' equity	100,573	48,500
Total liabilities and stockholders' equity	$285,022	$263,918

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED DECEMBER 30, 2006, DECEMBER 31, 2005
AND JANUARY 1, 2005
(amounts in thousands, except per share data)

	2006	2005	2004

Net sales	$403,131	$316,668	$271,115
Cost of sales	246,254	195,015	168,487
Gross profit	156,877	121,653	102,628

Selling and distribution expenses	40,371	33,772	30,496
General and administrative expenses	39,605	29,909	23,113
Stock repurchase transaction expenses	—	—	12,647
Lease reserve adjustments	—	—	(1,887)
Income from operations	76,901	57,972	38,259

Interest expense and deferred financing amortization, net	6,932	6,437	3,004
Debt extinguishment expenses	—	—	1,154
Gain on acquisition financing derivatives	—	—	(265)
Other expense, net	161	137	522
Earnings before income taxes	69,808	51,398	33,844
Provision for income taxes	27,431	19,220	10,256
Net earnings	$42,377	$32,178	$23,588

Net earnings per share:
Basic	$5.54	$4.28	$2.56
Diluted	$5.13	$3.98	$2.38

Weighted average number of shares
Basic	7,643	7,514	9,200
Dilutive stock options	616	579	731
Diluted	8,259	8,093	9,931

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 30, 2006, DECEMBER 31, 2005
AND JANUARY 1, 2005
(amounts in thousands)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, January 3, 2004	$113	$55,279	$(12,463)	$21,470	$(2,309)	$62,090
Comprehensive income:
Net earnings	-	-	-	23,588	-	23,588
Currency translation adjustments	-	-	-	-	674	674
Decrease in minimum pension liability, net of tax of $290	-	-	-	-	1,077	1,077
Unrealized gain on interest rate swap, net of tax of $143	-	-	-	-	201	201
Net comprehensive income	-	-	-	23,588	1,952	25,540
Exercise of stock options	-	349	-	-	-	349
Purchase of treasury stock	-	-	(77,187)	-	-	(77,187)
Restricted stock issuance	1	(1)	-	-	-	-
Stock compensation	-	119	-	-	-	119
Dividend payment	-	-	-	(3,696)	-	(3,696)
Balance, January 1, 2005	$114	$55,746	$(89,650)	$41,362	$(357)	$7,215
Comprehensive income:
Net earnings	-	-	-	32,178	-	32,178
Currency translation adjustments	-	-	-	-	(687)	(687)
Increase in minimum pension liability, net of tax of $(169)	-	-	-	-	(255)	(255)
Unrealized gain on interest rate swap, net of tax of $522	-	-	-	-	705	705
Net comprehensive income	-	-	-	32,178	(237)	31,941
Exercise of stock options	-	977	-	-	-	977
Restricted stock issuance	3	(3)	-	-	-	-
Stock compensation	-	3,310	-	-	-	3,310
Tax benefit on stock compensation	-	5,057	-	-	-	5,057
Balance, December 31, 2005	$117	$65,087	$(89,650)	$73,540	$(594)	$48,500
Comprehensive income:
Net earnings	-	-	-	42,377	-	42,377
Currency translation adjustments	-	-	-	-	945	945
Decrease in pension benefit costs, net of tax of $145	-	-	-	-	218	218
Unrealized gain on interest rate swap, net of tax of $(88)	-	-	-	-	(132)	(132)
Net comprehensive income	-	-	-	42,377	1,031	43,408
Exercise of stock options	-	789	-	-	-	789
Issuance of treasury stock	-	-	9	-	-	9
Stock compensation	-	4,584	-	-	-	4,584
Tax benefit on stock compensation	-	3,283	-	-	-	3,283
Balance, December 30, 2006	$117	$73,743	$(89,641)	$115,917	$437	$100,573

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 30, 2006, DECEMBER 31, 2005
AND JANUARY 1, 2005
(amounts in thousands)

	2006	2005	2004
Cash flows from operating activities—
Net earnings	$42,377	$32,178	$23,588
Adjustments to reconcile net earnings to net cash provided by operating activities—
Depreciation and amortization	4,861	3,554	3,612
Debt extinguishment	—	—	1,154
Deferred taxes	677	807	7,574
Non-cash adjustments to lease reserves	—	—	(1,887)
Unrealized gain on derivative financial instruments	—	—	(265)
Non-cash share-based compensation	4,584	3,310	119
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(11,366)	(3,608)	(2,980)
Inventories, net	(4,030)	(1,323)	(7,004)
Prepaid expenses and other assets	3,582	7,222	(10,193)
Accounts payable	1,062	536	(682)
Accrued expenses and other liabilities	8,322	(417)	5,486
Net cash provided by operating activities	50,069	42,259	18,522
Cash flows from investing activities—
Additions to property and equipment	(2,267)	(1,376)	(1,199)
Acquisition of Blodgett	—	—	(2,000)
Acquisition of Nu-Vu	—	(11,450)	—
Acquisition of Alkar	(1,500)	(28,195)	—
Acquisition of Houno	(4,939)	—	—

Net cash (used in) investing activities	(8,706)	(41,021)	(3,199)
Cash flows from financing activities—
Net (repayments) proceeds under previous revolving credit facilities	—	—	(1,500)
Net (repayments) proceeds under previous senior secured bank notes	—	—	(53,000)
Proceeds under current revolving credit facilities	(26,150)	4,985	51,265
Proceeds (repayments) under current senior secured bank notes	(12,500)	(10,000)	70,000
Proceeds (repayments) under foreign bank loan	(1,936)	3,200	—
Repayments under note agreement	(2,145)	(313)	—
Debt issuance costs	—	—	(1,509)
Issuance (Repurchase) of treasury stock	9	—	(77,187)
Payment of special dividend	—	—	(3,696)
Net proceeds from stock issuances	789	977	349
Net cash (used in) financing activities	(41,933)	(1,151)	(15,278)

Effect of exchange rates on cash and cash equivalents	153	(51)	106

Cash acquired in acquisitions	43	69	—

Changes in cash and cash equivalents—
Net increase (decrease) in cash and cash equivalents	(374)	105	151
Cash and cash equivalents at beginning of year	3,908	3,803	3,652
Cash and cash equivalents at end of year	$3,534	$3,908	$3,803

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 30, 2006, DECEMBER 31, 2005
AND JANUARY 1, 2005

(1)  NATURE OF OPERATIONS

The Middleby Corporation (the "company") is engaged in the design, manufacture and sale of commercial and industrial foodservice equipment. The company manufactures and assembles this equipment at six factories in the United States, one factory in the Philippines and one factory in Denmark. The company operates in three business segments: 1) the commercial foodservice equipment group, 2) the industrial foodservice equipment group and 3) the international distribution division.

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

The industrial foodservice equipment group manufactures batch ovens, conveyor ovens, continuous cooking systems and food packaging equipment. Customers include food processing companies. Included in these companies are several large international food processing companies, which account for a significant portion of the revenues of this business segment, although none of which is greater than 10% of net sales. The sales of the business are made through its direct sales force.

The international distribution division provides sales, technical service and distribution services for the commercial foodservice industry. This division sells and support the products manufactured by the company's commercial foodservice equipment business. This business operates through a combined network of independent and company-owned distributors. The company maintains regional sales offices in Asia, Europe and Latin America complemented by sales and distribution offices in China, India, Lebanon, Mexico, the Philippines, Russia, Spain, South Korea, Sweden, Taiwan and the United Kingdom.

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

The final allocation of cash paid for the Nu-Vu acquisition is summarized as follows (in thousands):

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

Alkar

On December 7, 2005 the company acquired the stock of Alkar Holdings, Inc. ("Alkar") for $26.7 million in cash. Cash paid at closing amounted to $28.2 million and included $1.5 million of estimated working capital adjustments determined at closing. The company reached final settlement of post-close adjustments, which resulted in an additional payment of $1.5 million.

The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the financial statements.

The final allocation of cash paid for the Alkar acquisition is summarized as follows (in thousands):

	Dec. 7, 2005	Adjustments	Dec. 30, 2006
Current assets	$17,160	$(1,545)	$15,615
Property, plant and equipment	3,032	(160)	2,872
Goodwill	19,177	1,015	20,192
Other intangibles	7,960	—	7,960
Current liabilities	(16,003)	1,509	(14,494)
Long-term deferred tax liability	(3,131)	681	(2,450)
Total cash paid	$28,195	$1,500	$29,695

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

The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the financial statements. The allocation of the purchase price to the assets, liabilities and intangible assets is under review and is subject to change based upon finalization of the valuation of the assets and liabilities acquired.

The preliminary allocation of cash paid for the Houno acquisition is summarized as follows (in thousands):

	Aug. 31, 2006	Adjustments	Dec. 30, 2006
Current assets	$4,325	$—	$4,325
Property, plant and equipment	4,371	—	4,371
Goodwill	1,287	199	1,486
Other intangibles	1,139	(199)	940
Other assets	92	—	92
Current liabilities	(3,061)	—	(3,061)
Long-term debt	(2,858)	—	(2,858)
Long-term deferred tax liability	(356)	—	(356)

Total cash paid	$4,939	$—	$4,939

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

The company's fiscal year ends on the Saturday nearest December 31. Fiscal years 2006, 2005 and 2004 ended on December 30, 2006, December 31, 2005 and January 1, 2005, respectively, and each included 52 weeks.

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

(c) Accounts Receivable

Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $5,101,000 and $3,081,000 at December 30, 2006 and December 31, 2005, respectively.

(d) Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventories at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $16.9 million in 2006 and $15.4 million in 2005 and represented approximately 36% and 38% of the total inventory in each respective year. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at December 30, 2006 and December 31, 2005 are as follows:

	2006	2005
	(dollars in thousands)

Raw materials and parts	$15,795	$11,311
Work in process	6,642	6,792
Finished goods	25,127	22,654
	47,564	40,757
LIFO reserve	(272)	232
	$47,292	$40,989

(e) Property, Plant and Equipment

Property, plant and equipment are carried at cost as follows:

	2006	2005
	(dollars in thousands)

Land	$5,055	$5,047
Building and improvements	25,194	20,365
Furniture and fixtures	9,662	9,234
Machinery and equipment	25,629	24,746
	65,540	59,392
Less accumulated depreciation	(37,006)	(34,061)
	$28,534	$25,331

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

Following is a summary of the estimated useful lives:

Description	Life
Building and improvements	20 to 40 years
Furniture and fixtures	3 to 7 years
Machinery and equipment	3 to 10 years

Depreciation expense is provided for using the straight-line method and amounted to $3,419,000, $3,235,000 and $3,150,000 in fiscal 2006, 2005 and 2004, respectively.

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

Intangible assets consist of the following (in thousands):

	December 30, 2006			December 31, 2005
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Estimated Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	2 to 10 yrs	$2,447	$(277)	10 yrs	$2,100	$(12)
Backlog	4 to 7 mos	927	(927)	7 mos	600	(60)
Developed technology	7 yrs	492	(62)	7 yrs	260	(2)
		$3,866	$(1,266)		$2,960	$(74)

Unamortized intangible assets:
Trademarks and tradenames		$32,706			$32,612
		$32,706			$32,612

The aggregate intangible amortization expense was $1.2 million and $0.1 million in 2006 and 2005, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

2007	$455
2008	399
2009	280
2010	280
2011	280
Thereafter	906
$2,600

(g) Accrued Expenses

Accrued expenses consist of the following at December 30, 2006 and December 31, 2005, respectively:

	2006	2005
	(dollars in thousands)

Accrued payroll and related expenses	$16,564	$15,577
Accrued customer rebates	13,119	10,740
Accrued warranty	11,292	11,286
Accrued product liability and workers comp	4,361	2,418
Advanced customer deposits	3,615	6,204
Other accrued expenses	20,685	16,464

	$69,636	$62,689

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

(i) Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss) as reported in the consolidated balance sheets:

	2006	2005
	(dollars in thousands)
Unrecognized pension benefit costs, net of tax	$(1,042)	$(1,259)
Unrealized gain on interest rate swap, net of tax	612	743
Currency translation adjustments	867	(78)

	$437	$(594)

(j) Fair Value of Financial Instruments

Due to their short-term nature, the carrying value of the company's cash and cash equivalents and receivables approximate fair value. The value of long-term debt, which is disclosed in Note 5, approximates fair value. The company's derivative instruments are based on market prices when available or are derived from financial valuation methodologies.

(k) Foreign Currency

Foreign currency transactions are accounted for in accordance with SFAS No. 52 “Foreign Currency Translation.” The income statements of the company’s foreign operations are translated at the monthly average rates. Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur. These transactions amounted to a loss of $0.2 million, $0.1 million and $0.6 million, respectively, in fiscal 2006, 2005 and 2004, respectively.

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

A rollforward of the warranty reserve is as follows:

	2006	2005
	(dollars in thousands)

Beginning balance	$11,286	$10,563
Warranty expense	9,258	8,916
Warranty claims	(9,252)	(8,193)
Ending balance	$11,292	$11,286

(n) Research and Development Costs

Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $4,575,000, $2,767,000 and $2,537,000 in fiscal 2006, 2005 and 2004, respectively.

(o)	Share-Based Compensation

On January 1, 2006, the company adopted SFAS No. 123R, which requires, among other changes, that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which previously allowed pro forma disclosure of certain share-based compensation expense. Further, SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which previously allowed the intrinsic value method of accounting for stock options.

The company adopted SFAS No. 123R as of January 1, 2006, using the modified prospective transition method. In accordance with the modified prospective transition method, the company’s consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Share-based compensation expense of $4.6 million was recognized for 2006, including $1.1 million associated with stock options and $3.5 million associated with stock grants.

Prior to the adoption of SFAS No. 123R, there was no share-based compensation expense recorded for stock options recognized in the statement of income during fiscal 2005 and 2004.  Share-based compensation expense recorded for stock options in 2006 as a result of the adoption of SFAS No. 123R was $1.1million, or $0.8 million net of tax. The additional expense resulted in a reduction of $0.09 to diluted earnings per share.

Prior to the adoption of SFAS No. 123R, the company had recorded shared-based compensation expense related to stock grants as required by APB Opinion No. 25. In accordance with APB No. 25, the company established the value of a stock grant based upon the market value of the stock at the time of issuance.  Under APB No.25 the value of the stock grant is amortized and recorded as compensation expense over the applicable vesting period. The company issued stock grants with a fair value of $12.8 million in 2005 and $4.8 million in 2004. Share-based compensation expense of $3.5 million, $3.3 million and $0.1 million has been recorded related to the vesting of these stock grants in 2006, 2005 and 2004, respectively.

As of December 30, 2006, there was $12.3 million of total unrecognized compensation cost related to nonvested share-based stock option and stock grant compensation arrangements, of which $4.1 million, $4.4 million and $3.8 million is expected to be recognized in 2007, 2008 and 2009, respectively.

The following table illustrates the pro forma effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123R and recognized share-based compensation expense associated with stock options during 2005 and 2004.

	2005	2004

Net income - as reported	$32,178	$23,588
Less: Stock-based employee compensation expense, net of taxes	683	442

Net income - pro forma	$31,495	$23,146

Earnings per share - as reported:
Basic	$4.28	$2.56
Diluted	3.98	2.38

Earnings per share - pro forma:
Basic	$4.19	$2.52
Diluted	3.89	2.33

The weighted average fair value for options vested in 2006 was $9.18 per share with an aggregate fair value of $757,000.

The weighted average fair value for the options granted in 2006, 2005 and 2004 was $36.10, $19.11 and $8.35, respectively. The fair value of the options was estimated using Black-Scholes and binomial option-pricing models, based on the average market price at the grant date and the weighted average assumptions specific to the underlying options.

Option valuation models require the input of highly subjective assumptions. As the company’s options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.  Expected volatility assumptions are based on historical volatility of the company’s stock.  Expected life assumptions for 2006 are based on the “simplified” method as described in SEC SAB No. 107, which is the midpoint between the vesting date and the end of the contractual term.  The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.  The weighted average assumptions utilized for option grants during the periods presented are as follows:

	2006	2005
Stock Options assumptions (weighted average):
Volatility	40.0%	40.0%
Expected life (years)	4.6	4.5
Risk-free interest rate	5.0%	3.9%
Dividend yield	0.0%	0.0%

There were no options grants in 2004.

(p) Earnings Per Share

In accordance with SFAS No. 128 “Earnings Per Share”, “basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding, warrants and other dilutive securities.

The company’s potentially dilutive securities consist of shares issuable on exercise of outstanding options computed using the treasury method and amounted to 616,000, 579,000 and 731,000 for fiscal 2006, 2005 and 2004, respectively.

(q) Consolidated Statements of Cash Flows

Cash paid for interest was $6.1 million, $6.0 million and $2.6 million in fiscal 2006, 2005 and 2004, respectively. Cash payments totaling $11.4 milion, $16.3 million and $16.9 million were made for income taxes during fiscal 2006, 2005 and 2004, respectively.

In 2006, net income included $4.6 million of non cash pretax expense related to non-cash share-based compensation (see note 6). In 2005 net income included $3.3 million of non cash pretax expense related to non-cash share-based compensation (see note 6). In 2004, net income included in the cash flows from operations had a non-cash expense of $1.2 million pretax related to the early extinguishment of debt (see Note 3), $0.1 million pretax related to a non-cash share-based compensation (see Note 6) and $1.9 million related to lease reserve adjustments. These non-cash items have been added back as adjustments to reconcile net earnings to net cash provided by operating activities.

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

In December 2004, FASB issued a revision to SFAS No. 123 "Accounting for Stock Based Compensation". SFAS No. 123(R) "Share-Based Payment" requires all new, modified, and unvested share-based payments to employees to be recognized in the financial statements as compensation cost over the service period based upon their fair value on the date of grant. This statement eliminates the alternative of accounting for share-based compensation under Accounting Principles Board Opinion No. 25. The statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The company adopted SFAS No. 123(R) on January 1, 2006 under the modified prospective application transition method. Accordingly, the adoption of SFAS No. 123 resulted in a reduction to net earnings of $754,000, or $0.09 per share for the year ended December 30, 2006.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation requires that a recorded tax benefit must be more likely than not of being sustained upon examination by tax authorities based upon its technical merits. The amount of benefit recorded is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption, any adjustment will be recorded directly to beginning retained earnings. The interpretation is effective for fiscal years beginning after December 15, 2006. The company will apply this guidance prospectively. The company has not yet determined what impact the application of the interpretation will have on the company’s financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset of liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The company adopted the applicable provisions of SFAS No. 158 effective for the fiscal year ended December 30, 2006 as required.

(5) FINANCING ARRANGEMENTS

The following is a summary of long-term debt at December 30, 2006 and December 31, 2005:

	2006	2005
	(dollars in thousands)

Senior secured revolving credit line	$30,100	$56,250
Senior secured bank term loans	47,500	60,000
Foreign loans	5,202	3,200
Other note	—	2,145

Total debt	$82,802	$121,595

Less current maturities of
long-term debt	16,838	13,780

Long-term debt	$65,964	$107,815

During the fourth quarter of 2005, the company amended its senior secured credit facility. Terms of the agreement currently provide for $47.5 million of term loans and $130.0 million of availability under a revolving credit line. As of December 30, 2006, the company had $77.6 million outstanding under this facility, including $30.1 million of borrowings under the revolving credit line. The company also had $5.2 million in outstanding letters of credit, which reduced the borrowing availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate of 1. 00% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate for short term borrowings. At December 30, 2006 the average interest rate on the senior debt amounted to 5.7%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.20% as of December 30, 2006.

In August 2006, the company completed its acquisition of Houno A/S in Denmark.  This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On December 30, 2006 these facilities amounted to $3.8 million in US dollars, including $0.9 million outstanding under a revolving credit facility, $2.1 million of a term loan and $0.8 million of a long term mortgage note. The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 5.15% on December 30, 2006. The term loan matures in 2013 and the interest rate is assessed at 5.0%. The long-term mortgage note matures in March 2023 and is assessed interest at a fixed rate of 5.19%.

In December 2005, the company entered into a $3.2 million U.S. dollar secured term loan at its subsidiary in Spain. This term loan amortizes in equal monthly installments over a four-year period ending December 2009. As of December 30, 2006, the company had $1.4 million of borrowings remaining under this loan. Borrowings under this facility are assessed at an interest rate of 0.45% above LIBOR. At December 30, 2006 the interest rate on this loan was 5.82%.

In November 2004, the company entered into a promissory note in conjunction with the release and early termination of obligations under a lease agreement relative to a manufacturing facility in Shelburne, Vermont. The company fully repaid the $2.1 million remaining balance on this note in 2006.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In January 2002, the company had entered into an interest rate swap agreement for a notional amount of $20.0 million. This agreement swapped one-month LIBOR for a fixed rate of 4.03% and was in effect through December 2004. In February 2003, the company entered into an interest rate swap agreement for a notional amount of $10.0 million. This agreement swapped one-month LIBOR for a fixed rate of 2.36% and was in effect through December 2005. In January 2005, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swaps one-month LIBOR for a fixed rate of 3.78%. The notional amount amortizes consistent with the repayment schedule of the company's term loan maturing November 2009. The unamortized amount of this swap was $47.5 million at December 30, 2006. In January 2006, the company entered into an interest rate swap agreement for a notional amount of $10.0 million maturing on December 21, 2009. This agreement swaps one-month LIBOR for a fixed rate of 5.03%. In August 2006, in conjunction with the Houno acquisition, the company assumed an interest rate swap with a notional amount of $0.9 million Euro maturing on December 31, 2018. This agreement swaps one-month Euro LIBOR for a fixed rate of 4.84%.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At December 30, 2006, the company was in compliance with all covenants pursuant to its borrowing agreements.

The aggregate amount of debt payable during each of the next five years is as follows:

(dollars in thousands)
2007	$16,838
2008	15,645
2008	47,706
2009	111
2010 and thereafter	2,502

$82,802

As of December 31, 2005, the company had $116.3 million outstanding under its senior secured credit facility, including $56.3 million of borrowings under the revolving credit line. The company also had $8.5 million in outstanding letters of credit at December 31, 2005. At December 31, 2005 the average interest rate on the senior debt amounted to 5.7%.

As of December 31, 2005, the company had $3.2 million outstanding in an U.S. Dollar secured term loan at its subsidiary in Spain. At December 31, 2005, the average interest rate was 4.83%.

As of December 31, 2005 the company had $2.1 million in notes outstanding in conjunction with the release and early termination of obligations under a lease agreement. At December 31, 2005 the interest rate on the note was approximately 8.29%. The company fully retired this note in September 2006.

(6) COMMON AND PREFERRED STOCK

(a)	Shares Authorized and Issued

At December 30, 2006 and December 31, 2005, the company had 20,000,000 shares of common stock and 2,000,000 shares of Non-voting Preferred Stock authorized. At December 30, 2006, there were 7,952,723 common stock shares outstanding.

(b)	Treasury Stock

In July 1998, the company's Board of Directors adopted a stock repurchase program and during 1998 authorized the purchase of up to 1,800,000 common shares in open market purchases. As of December 30, 2006, 952,999 shares had been purchased under the 1998 stock repurchase program and 847,001 remain authorized for repurchase.

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

At December 30, 2006, the company had a total of 3,855,044 shares in treasury amounting to $89.6 million.

(c)	Share-Based Awards

The company maintains a 1998 Stock Incentive Plan (the "Plan"), as amended on December 15, 2003, under which the company's Board of Directors issues stock options and stock grants to key employees. A maximum amount of 1,750,000 shares can be issued under the Plan.  Stock options issued under the plan provide key employees with rights to purchase shares of common stock at specified exercise prices. Options may be exercised upon certain vesting requirements being met, but expire to the extent unexercised within a maximum of ten years from the date of grant. Stock grants issued to employees are transferable upon certain vesting requirements being met.

As of December 30, 2006, a total of 1,582,160 share based awards have been issued under the plan.  This includes 351,000 stock grants, of which 210,000 remain unvested and 1,231,160 stock options, of which 547,683 have been exercised and 683,477 remain outstanding.

In addition to shares under the 1998 Stock Incentive Plan, certain directors of the company have outstanding stock options. As of December 30, 2006, there were 6,500 shares outstanding, all of which are vested.

The company issues share-based awards from its common stock held in treasury. The company does not anticipate it will be required to repurchase any additional shares of common stock in 2007 to satisfy obligations under its share-based award programs.

A summary of stock option activity under the 1998 Stock Incentive Plan is presented below:

Stock Option Activity	Shares	Weighted Average Exercise Price

Outstanding at
January 3, 2004:	995,500	$13.16

Granted	—	—
Exercised	(32,023)	$8.00
Forfeited	(15,277)	$10.94
Repurchased	(250,000)	$12.86

Outstanding at
January 1, 2005:	698,200	$13.56

Granted	100,000	—
Exercised	(49,175)	$9.78
Forfeited	(13,000)	$10.22

Outstanding at
December 31, 2005:	736,025	$19.25

Granted	—	—
Exercised	(52,548)	$14.33
Forfeited	—	—

Outstanding at
December 30, 2006:	683,477	$19.59

Aggregate intrinsic value (dollars in thousands)	$58,150

Exercisable at
December 30, 2006:	545,637	$16.38

Aggregate intrinsic value (dollars in thousands)	$42,277

A summary of stock option activity under the Directors Plan is presented below:

Stock Option Activity	Shares	Weighted Average Exercise Price

Outstanding at
January 3, 2004:	97,500	$8.20

Granted	—	—
Exercised	(13,000)	$7.15
Forfeited	(7,500)	$11.72
Repurchased	(21,000)	$7.72

Outstanding at
January 1, 2005:	56,000	$8.15

Granted	—	—
Exercised	(50,000)	$7.86
Forfeited	—	—

Outstanding at
December 31, 2005:	6,000	$10.51

Granted	3,500	$88.43
Exercised	(3,000)	$10.51
Forfeited	—

Outstanding at
December 30, 2006:	6,500	$52.47

Aggregate intrinsic value (dollars in thousands)	$339

Exercisable at
December 30, 2006:	6,500	$52.47

Aggregate intrinsic value (dollars in thousands)	$339

There were no nonvested shares under the Directors Plan as of December 30, 2006.

The following summarizes the options outstanding and exercisable under the stock plans by exercise price, at December 30, 2006:

Exercise Price	Options Outstanding	Weighted Average Remaining Life	Options Exercisable	Weighted Average Remaining Life

Employee plan

$5.90	178,000	5.16	142,400	5.16
$10.51	68,100	6.18	40,860	6.18
$18.47	337,377	6.82	337,377	6.82
$53.93	100,000	8.17	25,000	8.17

	683,477	6.52	545,637	6.42

Director plan

$10.51	3,000	1.18	3,000	1.18
$88.43	3,500	9.37	3,500	9.37

	6,500	5.59	6,500	5.59

A summary of the company's nonvested share grant activity under the 1998 Stock Incentive Plan and related information, for fiscal year ended December 30, 2006 is as follows:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested Shares

Nonvested at beginning of period	$290,000	$48.98
Granted	—	—
Vested	(70,000)	49.01
Forefeited	—	—
Nonvested at end of period	220,000	$48.97

Additional information related to the share based compensation is as follows:

	2006	2005	2004
	(dollars in thousands)

Intrinsic value of options exercised	$4,010	$4,762	$1,827
Cash received from exercise	789	977	349
Tax benefit from option exercises	$514	$878	$162

(7) INCOME TAXES

Earnings before taxes is summarized as follows:

	2006	2005	2004
	(dollars in thousands)

Domestic	$65,156	$45,603	$31,712
Foreign	4,652	5,795	2,132
Total	$69,808	$51,398	$33,844

The provision (benefit) for income taxes is summarized as follows:

	2006	2005	2004
	(dollars in thousands)

Federal	$21,189	$14,470	$7,126
State and local	4,582	3,663	2,467
Foreign	1,660	1,087	663
Total	$27,431	$19,220	$10,256

Current	$26,754	$18,413	$2,682
Deferred	677	807	7,574
Total	$27,431	$19,220	$10,256

Reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate are as follows:

	2006	2005	2004
U.S. federal statutory tax rate	35.0%	35.0%	35.0%

Permanent book vs. tax
differences	(0.9)	(1.3)	(0.9)
State taxes, net of federal
benefit	4.4	4.9	5.9
U.S. taxes on foreign earnings and
foreign tax rate differentials	0.7	1.8	(0.2)
Reserve adjustments and other	0.1	(3.0)	(9.5)
Consolidated effective tax	39.3%	37.4%	30.3%

At December 30, 2006 and December 31, 2005, the company had recorded the following deferred tax assets and liabilities, which were comprised of the following:

	2006	2005
	(dollars in thousands)
Deferred tax assets:

Compensation reserves	$5,613	$5,057
Warranty reserves	4,354	4,329
Inventory reserves	2,659	2,244
Accrued retirement benefits	1,290	1,526
Receivable related reserves	2,084	1,340
Accrued plant closure	1,200	1,177
Product liability reserves	697	665
Unicap	369	346
Other	1,178	659
Gross deferred tax assets	19,444	17,343
Valuation allowance	—	—
Deferred tax assets	$19,444	$17,343

Deferred tax liabilities:
Intangible assets	$(9,740)	$(10,595)
Depreciation	(2,941)	(3,364)
Foreign tax earnings repatriation	(1,208)	(776)
Interest rate swap	(408)	(496)
LIFO reserves	(163)	—

Deferred tax liabilities	$(14,460)	$(15,231)

The company's financial statements include amounts recorded for contingent tax liabilities with respect to loss contingencies that are deemed probable of occurrence. As those contingencies are resolved, whether by audit or the closing of a tax year, the company adjusts tax expense to reflect the expected resolution.

Pursuant to The American Jobs Creation Act of 2004 (The Act) enacted on October 22, 2004, the company evaluated provisions relating the repatriation of certain foreign earnings and their impact on the company. The Act provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the Act. The company elected to apply this provision in 2005 and repatriated $4.7 million in earnings from its subsidiaries in Spain and Mexico. Additionally, the company has assessed the liability for unremitted foreign earnings anticipated to be remitted in future periods. On December 21, 2004, FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", was issued. In accordance with FAS 109-2, the company recorded provisions for taxes on foreign earnings in its 2005 financial statements in the amount of $1.2 million.

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

  The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. The fair value of these forward contracts was less than $0.1 million at the end of the year.

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

In January 2005, the company entered into an interest rate swap agreement with a notional amount of $70.0 million. The agreement swaps one month LIBOR for a fixed rate of 3.78%. The notional amount of the swap amortizes consistent with the repayment schedule of the company's senior term loan maturing in November 2009. The interest rate swap has been designated as a hedge, and in accordance with SFAS No. 133 the changes in the fair value are recorded as a component of accumulated comprehensive income. The change in the fair value of the swap during 2006 was a loss of $0.1 million and during 2005 was a gain of $0.7 million.

In January 2006, the company entered into an interest rate swap agreement for a notional amount of $10.0 million maturing on December 21, 2009. This agreement swaps one-month LIBOR for a fixed rate of 5.03%. This interest rate swap has been designated as a hedge, and in accordance with SFAS No. 133 the changes in the fair value are recorded as a component of accumulated comprehensive income. There was no material change in the value of the swap during 2006.

In August 2006, in conjunction with the Houno acquisition, the company assumed an interest rate swap with a notional amount of $1.2 million maturing on December 31, 2018. The agreement swaps one-month Euro LIBOR for a fixed rate of 4.84%. The interest rate swap has not been designated as an effective hedge and therefore all changes in the fair value are reflected in earnings.

(9) LEASE COMMITMENTS

The company leases warehouse space, office facilities and equipment under operating leases, which expire in fiscal 2007 and thereafter. The company also has a lease obligation for a manufacturing facility that was exited in conjunction with manufacturing consolidation efforts related to the acquisition of Blodgett. Future payment obligations under these leases are as follows:

	Operating Leases	Idle Facility Leases	Total Lease Commitments
	(dollars in thousands)
2007	$960	$333	$1,293
2008	818	337	1,155
2009.	662	358	1,020
2010	356	432	788
2011 and thereafter	243	2,063	2,306

	$3,039	$3,523	$6,562

Rental expense pertaining to the operating leases was $0.9 million, $0.8 million, and $0.7 million in fiscal 2006, 2005, and 2004, respectively.

The idle lease obligations relate to a manufacturing facility in Quakerstown, Pennsylvania that was exited in 2001. Obligations under the lease extend through June 2015. The company has established reserves of $2.5 million to cover the costs of obligations under this lease, net of anticipated sublease income. Management believes the remaining reserve balance is adequate to cover costs associated with the lease obligation. However, the forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate. If the company’s estimates of underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

In 2001 the company had also established reserves for a manufacturing facility in Shelburne, Vermont that was exited in 2002. During 2004 the company recorded adjustments to reduce this reserve by $1.9 million. The 2004 lease reserve adjustment reflected a reduction in obligations associated with this lease as a result of the sale of that property by the landlord, which allowed the company to negotiate an early exit from this lease.

(10) SEGMENT INFORMATION

The company operates in three reportable operating segments defined by management reporting structure and operating activities.

The commercial foodservice equipment business group manufactures cooking equipment for the restaurant and institutional kitchen industry. This business division has manufacturing facilities in Illinois, Michigan, New Hampshire, North Carolina, Vermont, Denmark and the Philippines. This division supports four major product groups, including conveyor oven equipment, core cooking equipment, counterline cooking equipment, and international specialty equipment. Principal product lines of the conveyor oven product group include Middleby Marshall ovens, Blodgett ovens and CTX ovens. Principal product lines of the core cooking equipment product group include the Southbend product line of ranges, steamers, convection ovens, broilers and steam cooking equipment, the Blodgett product line of ranges, convection ovens and combi ovens, the Houno product line of combi-ovens and baking ovens, MagiKitch'n charbroilers and catering equipment and the Pitco Frialator product line of fryers. The counterline cooking and warming equipment product group includes toasters, hot food servers, foodwarmers and griddles distributed under the Toastmaster brand name. The international specialty equipment product group is primarily comprised of food preparation tables, undercounter refrigeration systems, and component parts for the U.S. manufacturing operations.

The industrial foodservice equipment business group manufactures cooking and packaging equipment for the food processing industry. This business division has manufacturing operations in Lodi, Wisconsin. Its principal products include batch ovens, conveyorized ovens and continuous process ovens sold under the Alkar brand name and food packaging machinery sold under the RapidPak brandname.

The International Distribution Division provides integrated design, export management, distribution and installation services through its operations in China, India, Lebanon, Mexico, the Philippines, Russia, South Korea, Spain, Sweden Taiwan and the United Kingdom. The division sells the company’s product lines and certain non-competing complementary product lines throughout the world. For a local country distributor or dealer, the company is able to provide a centralized source of foodservice equipment with complete export management and product support services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief decision maker evaluates individual segment performance based on operating income. Management believes that intersegment sales are made at established arms length transfer prices.

The following table summarizes the results of operations for the company’s business segments1 (dollars in thousands):

	Commercial Foodservice	Industrial Foodservice	International Distribution	Corporate and Other(2)	Eliminations(3)	Total
2006
Net sales	$329,215	$55,153	$56,496	$—	$(37,733)	$403,131
Operating income	85,267	8,396	3,160	(18,771)	(1,151)	76,901
Depreciation expense	2,749	508	110	52	—	3,419
Net capital expenditures	1,421	447	83	316	—	2,267
Total assets	211,289	45,445	27,764	7,650	(7,126)	285,022
Long-lived assets(4)	129,941	27,791	500	9,115	—	167,347

2005
Net sales	$298,994	$2,837	$53,989	$—	$(39,152)	$316,668
Operating income	69,710	134	3,460	(15,367)	35	57,972
Depreciation expense	2,992	49	178	16	—	3,235
Net capital expenditures	1,006	—	275	95	—	1,376
Total assets	192,207	43,410	25,869	8,338	(5,906)	263,918
Long-lived assets(4)	129,958	26,922	400	5,003	—	162,283

2004
Net sales	$257,510	$—	$46,146	$—	$(32,541)	$271,115
Operating income	54,990	—	1,908	(19,751)	(775)	36,372
Depreciation expense	3,267	—	156	(273)	—	3,150
Net capital expenditures	888	—	197	114	—	1,199
Total assets	177,271	—	24,439	14,485	(6,520)	209,675
Long-lived assets(4)	121,529	—	412	3,722	—	125,663

(1)
Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.

(2)	Includes corporate and other general company assets and operations.

(3)
Includes elimination of intercompany sales, profit in inventory, and intercompany receivables. Intercompany sale transactions are predominantly from the Commercial Foodservice Equipment Group to the International Distribution Division.

(4)
Long-lived assets of the Commercial Foodservice Equipment Group includes assets located in the Philippines which amounted to $2,002, $2,095 and $2,184 in 2006, 2005 and 2004, respectively and assets located in Denmark which amounted to $1,307 in 2006.

Net sales by each major geographic region are as follows:

	2006	2005	2004
	(dollars in thousands)
United States and Canada	$326,023	$256,790	$219,377

Asia	25,779	23,399	20,846
Europe and Middle East	34,831	26,568	22,808
Latin America	16,498	9,911	8,084
Total international	77,108	59,878	51,738

	$403,131	$316,668	$271,115

(11) EMPLOYEE RETIREMENT PLANS

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

The company also maintains a retirement benefit agreement with its Chairman. The retirement benefits are based upon a percentage of the Chairman’s final base salary. Additionally, the company maintains a retirement plan for non-employee directors participating on the Board of Directors prior to 2004. This plan is not available to any new non-employee directors. The plan provides for an annual benefit upon a change in control of the company or retirement from the Board of Directors at age 70, equal to 100% of the director’s last annual retainer, payable for a number of years equal to the director’s years of service up to a maximum of 10 years.

A summary of the plans’ benefit obligations, funded status, and net balance sheet position is as follows:

	(dollars in thousands)
	2006	2006	2005	2005
	Union	Director	Union	Director
	Plan	Plans	Plan	Plans
Change in Benefit Obligation:
Benefit obligation - beginning of year	$4,695	$1,447	$4,161	$8,281

Service cost	—	1,222	—	846
Interest on benefit obligations	256	153	242	82
Return on assets	(202)	—	(190)	—
Net amortization and deferral	180	—	139	—
Pension settlement	—	—	—	16
Net pension expense	234	1,375	191	944
Net benefit payments	(211)	—	(206)	(7,778)
Actuarial (gain) loss	(56)	—	549	—
Benefit obligation - end of year	$4,662	$2,822	$4,695	$1,447
Change in Plan Assets:
Plan assets at fair value - beginning of year	$3,738	$—	$3,483	$3,965
Company contributions	165	—	336	3,813
Investment gain	307	—	125	—
Benefit payments and plan expenses	(211)	—	(206)	(7,778)
Plan assets at fair value - end of year	$3,999	$2,822	$3,738	$—
Funded Status:
Unfunded benefit obligation	$(663)	$(2,822)	$(957)	$(1,447)
Unrecognized net loss	—	—	2,098	—
Net amount in the balance sheet at year-end	$(663)	$(2,822)	$1,141	$(1,447)

Pre-tax components in accumulated other comprehensive income:
Net actuarial loss	$1,736	$—	$2,098	$—
Net prior service cost	—	—	—	—
Net transaction (asset) obligations	—	—	—	—
Total amount recognized	$1,736	$—	$2,098	$—

Salary growth rate	n/a	7.50%	n/a	7.50%
Assumed discount rate	5.75%	5.75%	5.75%	6.00%
Expected return on assets	5.50%	n/a	5.50%	n/a

In September 2006, the FASB issued SFAS No. 158. One provision of SFAS No. 158 requires full recognition of the funded status of defined benefit and post-retirement plans. Adoption of this provision did not impact earnings. The company utilizes a November 30 measurement date for the calculation of union plan obligations, which would not materially differ from measurement at the fiscal year end.

The following table indicates the pre-tax incremental effect of the application of SFAS No. 158 on individual line items in the Consolidated Balance Sheet at December 30, 2006, for the company’s plans.

	Before SFAS No. 158	Adjustment	After SFAS No. 158
Pension Plans:
Prepaid benefit cost	$1,073	$(1,073)	$—
Accrued benefit liability	(1,736)	1,073	(663)
Accumulated other comprehensive income	1,736	—	1,736

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

The assets of the union plan were invested in the following classes of securities (none of which were securities of the company):

	2006	2005
	Union	Union
	Plan	Plan

Equity	26%	24%
Fixed income	36	50
Money market	38	26
	100%	100%

The expected return on assets is developed in consideration of the anticipated duration of investment period for assets held by the plan, the allocation of assets in the plan, and the historical returns for plan assets.

Estimated future benefit payments under the plan is as follows (dollars in thousands):

	Union Plan	Director Plans
2007	$318	$—
2008	305	40
2009	307	40
2010	303	40
2011	306	40
2012 thru 2016	1,613	3,312

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

Contributions under the union plan are funded in accordance with provisions of The Employee Retirement Income Security Act of 1974. Expected contributions to be made in 2007 are $0.2 million.

(b) 401K Savings Plans

As of December 30, 2006, the company maintained four separate defined contribution 401K savings plans covering all employees in the United States. These four plans separately cover (1) the union employees at the Elgin, Illinois facility, (2) the union employees at the Lodi, Wisconsin facility, (3) the non-union employees at the Lodi, Wisconsin facility, and (4) all other remaining non-union employees in the United States not covered by one of the previous mentioned plans. The company makes profit sharing contributions to the various plans in accordance with the requirements of the plan. Profit sharing contributions for certain of these 401K savings plans are at the discretion of the company.

In conjunction with the freeze on future benefits under the defined benefit plan for union employees at the Elgin, Illinois facility, the company established a 401K savings plan for this group of employees. The company makes contributions to this plan in accordance with its agreement with the union. These contributions amounted to $206,000 for 2006, $219,600 for 2005 and $221,400 for 2004.

The 401K savings plans for both the union and non-union employees at the Lodi, Wisconsin facility are related to the business operations of Alkar Holdings, Inc. which was acquired on December 7, 2005. Contributions made to the union employee plan amounted to $168,800 for 2005. There were no contributions to the union employee plan for 2006. There were no contributions for the non-union employee plan for 2006 or 2005.
(12) QUARTERLY DATA (UNAUDITED)

	1st	2nd	3rd	4th	Total Year
	(dollars in thousands, except per share data)
2006
Net sales	$96,749	$104,849	$103,239	$98,294	$403,131
Gross profit	35,524	41,727	40,575	39,051	156,877
Income (loss) from operations	15,148	20,279	21,021	20,453	76,901
Net earnings (loss)	$8,051	$11,090	$12,177	$11,059	$42,377

Basic earnings (loss) per share (1)	$1.06	$1.45	$1.59	$1.44	$5.54

Diluted earnings (loss) per share (1)	$0.97	$1.34	$1.48	$1.34	$5.13

2005
Net sales	$74,889	$83,912	$80,937	$76,930	$316,668
Gross profit	27,072	32,586	32,476	29,519	121,653
Income (loss) from operations	12,003	16,337	16,284	13,348	57,972
Net earnings (loss)	$6,348	$8,969	$9,628	$7,233	$32,178

Basic earnings (loss) per share (1)	$0.85	$1.19	$1.28	$0.96	$4.28

Diluted earnings (loss) per share (1)	$0.79	$1.11	$1.19	$0.88	$3.98

(1)	Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

(13) SUBSEQUENT EVENT

In February 2007, subsequent to the fiscal 2006 year end, the company entered into an agreement to acquire the assets and operations of Jade Products Company. The acquisition is expected to close on April 2, 2007.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FISCAL YEARS ENDED DECEMBER 30, 2006, DECEMBER 31, 2005
AND JANUARY 1, 2005

	Balance Beginning Of Period	Additions Charged Expense	Write-Offs During the the Period	Acquisition	Balance At End Of Period

Allowance for doubtful accounts; deducted from accounts receivable on the balance sheets-

2006	$3,081,000	$1,733,000	$(722,000)	$1,009,000	$5,101,000

2005	$3,382,000	$503,000	$(1,125,000)	$321,000	$3,081,000

2004	$3,146,000	$514,000	$(278,000)	$—	$3,382,000

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

As of December 30, 2006, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended December 30, 2006 there have been no changes in the company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment of the internal control structure excluded Houno A/S which was acquired on August 31, 2006. Houno A/S had net sales of $4.1 million and total assets of $5.8 million, which are included in the consolidated financial statements of the company as of and for the year ended December 30, 2006. Under guidelines established by the Securities Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2006. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

The Middleby Corporation
March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Middleby Corporation

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Middleby Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Houno A/S, which was acquired on August 31, 2006, and whose financial statements constitute 0% and 2% of net and total assets, respectively, 1 % of revenues, and (1%) of net income of the consolidated financial statement amounts as of and for the year ended December 30, 2006.  Accordingly, our audit did not include the internal control over financial reporting at Houno A/S.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2006 of the Company and our report dated March 14, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” on January 1, 2006.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 14, 2007

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

Item 15. Exhibits and Financial Statement Schedules

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

10.13 *
Amendment No. 3 to Amended and Restated Employment Agreement of William F. Whitman, dated April 16, 2002, incorporated by reference to the company's Form 10-Q, Exhibit 10(A), for the fiscal period ended June 29, 2002 filed on August 19, 2002.

10.14 *
Amendment No. 4 to Amended and Restated Employment Agreement of William F. Whitman, Jr., dated January 2, 2003, incorporated by reference to the company's Form 10-Q, Exhibit 10(A), for the fiscal period ended June 28, 2003, filed on August 8, 2003.

10.15 *
Amendment No. 5 to Amended and Restated Employment Agreement of William F. Whitman, Jr., dated December 15, 2003, incorporated by reference to the company’s Form 10-K, Exhibit 10.18, for the fiscal year ended January 3, 2004, filed on April 2, 2004.

10.16 *	Amended 1998 Stock Incentive Plan, dated December 15, 2003, incorporated by reference to the company’s Form 10-K, Exhibit 10.21, for the fiscal year ended January 3, 2004, filed on April 2, 2004.

10.17 *
Amendment No. 6 to Employment Agreement of William F. Whitman, dated September 13, 2004, incorporated by reference to the company's Form 8-K Exhibit 10, dated September 13, 2004, filed on September 17, 2004.

10.18
Lease Termination Agreement between Cloverleaf Properties, Inc., Blodgett Holdings, Inc., The Middleby Corporation and Pizzagalli Properties, LLC, dated November 10, 2004, incorporated by reference to the company's Form 10-K Exhibit 10.26, for the fiscal year ended January 1, 2005, filed on March 17, 2005.

10.19
Certificate of Lease Termination by Pizzagalli Properties, LLC and Cloverleaf Properties, Inc., dated November 10, 2004, incorporated by reference to the company's Form 10-K Exhibit 10.27, for the fiscal year ended January 1, 2005, filed on March 17, 2005.

10.20
Stock Purchase Agreement between The Middleby Corporation, William F. Whitman Jr., Barbara K. Whitman, W. Fifield Whitman III, Laura B. Whitman and Barbara K. Whitman Irrevocable Trust, dated December 23, 2004, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated December 23, 2004, filed on December 28, 2004.

10.21 *	Employment Agreement of Selim A. Bassoul dated December 23, 2004, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated December 23, 2004, filed on December 28, 2004.

10.22 *	Letter Agreement by and between The Middleby Corporation and William F. Whitman, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated February 15, 2005, filed on February 18, 2005.

10.23 *	Amended and Restated Management Incentive Compensation Plan, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated February 25, 2005, filed on March 3, 2005.

10.24 *	Employment Agreement by and between The Middleby Corporation and Timothy J. FitzGerald, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated March 7, 2005, filed on March 8, 2005.

10.25 *	Restricted Stock Agreement by and between The Middleby Corporation, incorporated by reference to the company's Form 8-K Exhibit 10.2, dated March 7, 2005, filed on March 8, 2005.

10.26 *
Form of The Middleby Corporation 1998 Stock Incentive Plan Non-Qualified Stock Option Agreement, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated April 29, 2005, filed on May 5, 2005.

10.27 *	Form of Confidentiality and Non-Competition Agreement, incorporated by reference to the company's Form 8-K Exhibit 10.2, dated April 29, 2005, filed on May 5, 2005.

10.28 *
The Middleby Corporation Amended and Restated Management Incentive Compensation Plan, effective as of January 1, 2005, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated April 29, 2005, filed on May 17, 2005.

10.29 *
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th of March 2007.

THE MIDDLEBY CORPORATION

By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2007.

Signatures	Title

PRINCIPAL EXECUTIVE OFFICER

/s/ Selim A. Bassoul Selim A. Bassoul	Chairman of the Board, President, Chief Executive Officer and Director

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER

/s/ Timothy J. FitzGerald Timothy J. FitzGerald	Vice President, Chief Financial Officer

DIRECTORS

/s/ Robert Lamb Robert Lamb	Director

/s/ John R. Miller, III John R. Miller, III	Director

/s/ Gordon O'Brien Gordon O'Brien	Director

/s/ Philip G. Putnam Philip G. Putnam	Director

/s/ Sabin C. Streeter Sabin C. Streeter	Director

/s/ Robert L. Yohe Robert L. Yohe	Director