Form 10-Q
period 2007-03-31
MIDDLEBY CORP
filed 2007-05-10
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended March 31, 2007

or
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

As of May 4, 2007, there were 7,982,823 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED MARCH 31, 2007

INDEX

DESCRIPTION	PAGE

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS	2
March 31, 2007 and December 30, 2006

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS	3
March 31, 2007 and April 1, 2006

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	4
March 31, 2007 and April 1, 2006

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1 A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6. Exhibits	29

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
(Unaudited)

ASSETS	Mar. 31, 2007	Dec. 30, 2006
Current assets:
Cash and cash equivalents	$4,053	$3,534
Accounts receivable, net of reserve for doubtful accounts of $4,883 and $5,101	53,749	51,580
Inventories, net	52,146	47,292
Prepaid expenses and other	1,831	3,289
Prepaid taxes	3,193	1,129
Current deferred taxes	10,061	10,851
Total current assets	125,033	117,675
Property, plant and equipment, net of accumulated depreciation of $37,814 and $37,006	28,275	28,534
Goodwill	101,247	101,258
Other intangibles	34,963	35,306
Other assets	2,055	2,249
Total assets	$291,573	$285,022
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$16,347	$16,838
Accounts payable	20,618	19,689
Accrued expenses	52,899	69,636
Total current liabilities	89,864	106,163
Long-term debt	71,134	65,964
Long-term deferred tax liability	2,665	5,867
Other non-current liabilities	13,764	6,455
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	--	--
Common stock, $0.01 par value; 20,000,000 shares authorized; 11,832,867 and 11,807,767 shares issued in 2007 and 2006, respectively	117	117
Paid-in capital	78,335	73,743
Treasury stock at cost; 3,855,044 shares in 2007 and 2006, respectively	(89,641)	(89,641)
Retained earnings	125,002	115,917
Accumulated other comprehensive income	333	437
Total stockholders' equity	114,146	100,573
Total liabilities and stockholders' equity	$291,573	$285,022

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	Mar. 31, 2007	Apr. 1, 2006

Net sales	$105,695	$96,749
Cost of sales	64,590	61,225
Gross profit	41,105	35,524
Selling and distribution expenses	11,116	10,125
General and administrative expenses	11,183	10,251
Income from operations	18,806	15,148
Interest expense and deferred financing amortization, net	1,244	1,796
Other (income), net	(107)	(93)
Earnings before income taxes	17,669	13,445
Provision for income taxes	6,949	5,394
Net earnings	$10,720	$8,051

Net earnings per share:
Basic	$1.38	$1.06
Diluted	$1.28	$0.97

Weighted average number of shares
Basic	7,755	7,618
Dilutive stock options[1]	615	650
Diluted	8,370	8,268

1 There were no anti-dilutive stock options excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	Mar. 31, 2007	Apr. 1, 2006

Cash flows from operating activities-
Net earnings	$10,720	$8,051

Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	1,318	1,256
Deferred taxes	25	(629)
Non-cash share-based compensation	1,322	1,098
Cash effects of changes in -
Accounts receivable, net	(2,121)	(2,823)
Inventories, net	(4,823)	(2,270)
Prepaid expenses and other assets	(697)	3,882
Accounts payable	907	3,233
Accrued expenses and other liabilities	(11,086)	(10,699)

Net cash (used in) provided by operating activities	(4,435)	1,099

Cash flows from investing activities- Net additions to property and equipment	(598)	(501)
Net cash (used in) investing activities	(598)	(501)

Cash flows from financing activities- Net proceeds under revolving credit facilities	9,450	2,350
(Repayments) under senior secured bank notes	(3,750)	(3,125)
(Repayments) under foreign bank loan	(1,077)	(204)
(Repayments) under note agreement	--	(76)
Net proceeds from stock issuances	925	50

Net cash provided by (used in) financing activities	5,548	(1,005)

Effect of exchange rates on cash and cash equivalents	4	9

Changes in cash and cash equivalents-

Net increase (decrease) in cash and cash equivalents	519	(398)

Cash and cash equivalents at beginning of year	3,534	3,908

Cash and cash equivalents at end of quarter	$4,053	$3,510

Supplemental disclosure of cash flow information:
Interest paid	$1,038	$1,598
Income tax payments	$4,411	$1,873

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007
(Unaudited)

1)	Summary of Significant Accounting Policies

A) Basis of Presentation

The condensed consolidated financial statements have been prepared by The Middleby Corporation (the "company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2006 Form 10-K.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of March 31, 2007 and December 30, 2006, and the results of operations for the three months ended March 31, 2007 and April 1, 2006 and cash flows for the three months ended March 31, 2007 and April 1, 2006.

B) Share-Based Compensation

Share-based compensation expense is calculated by estimating the fair value of performance based stock awards and stock options at the time of grant and amortized over the stock options’ vesting period. Share-based compensation expense was $1.3 million and $1.1 million for the first quarter of 2007 and 2006, respectively.

In March 2007, the company issued 158,500 performance based stock awards with a total value of $13.2 million.  The awards vest and will be expensed over a period of seven years.  The amount of expense recognized and included in the first quarter relating to these awards amounted to $0.2 million.

C) Income Tax Contingencies

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within 12 months of the reporting date. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The company adopted the provisions of FIN 48 on the first day of fiscal 2007 (December 31, 2006), as required.

The following table indicates the effect of the application of FIN 48 on individual line items in the Consolidated Balance Sheet as of the adoption date (dollars in thousands).

	Before FIN 48	Adjustment	After FIN 48

Accrued liabilities	$69,636	$(5,395)	$64,241
Other non-current liabilities	$6,455	$7,030	$13,485
Retained earnings	$115,917	$(1,635)	$114,282

The company operates in multiple taxing jurisdictions; both within the United States and outside of the United States, and faces audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. As of the adoption date, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $5.7 million (of which the entire amount would impact the effective tax rate if recognized) plus approximately $0.5 million of accrued interest and $0.8 million of penalties. As of March 31, 2007, the corresponding balance of liability for unrecognized tax benefits is approximately $5.7 million plus approximately $0.6 million of accrued interest and $0.8 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense, which is consistent with reporting in prior periods.

The company is not currently under examination in any tax jurisdiction, however it remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, the company and its operating subsidiaries may be subject to audit by various tax authorities and may be subject to different statute of limitations expiration dates. A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States - federal	2003 - 2006
United States - states	2002 - 2006
China	2006
Denmark	2006
Mexico	2006
Philippines	2004 - 2006
South Korea	2004 - 2006
Spain	2003 - 2006
Taiwan	2005 - 2006
United Kingdom	2006

The company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 30, 2008.

2)	Purchase Accounting

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

The preliminary allocation of cash paid for the Houno acquisition is summarized as follows (in thousands):

	Aug. 31, 2006	Adjustments	Dec. 30, 2006
Current assets	$4,325	$--	$4,325
Property, plant and equipment	4,371	--	4,371
Goodwill	1,287	199	1,486
Other intangibles	1,139	(199)	940
Other assets	92	--	92
Current liabilities	(3,061)	--	(3,061)
Long-term debt	(2,858)	--	(2,858)
Long-term deferred tax liability	(356)	--	(356)

Total cash paid	$4,939	$--	$4,939

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

From time to time, the company is subject to proceedings, lawsuits and other claims related to products, suppliers, employees, customers and competitors. The company maintains insurance to partially cover product liability, workers compensation, property and casualty, and general liability matters.  The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.  A determination of the amount of accrual required, if any, for these contingencies is made after assessment of each matter and the related insurance coverage.  The reserve requirement may change in the future due to new developments or changes in approach such as a change in settlement strategy in dealing with these matters.  The company does not believe that any pending litigation will have a material adverse effect on its financial condition, results of operations or cash flows of the company.

4)	Recently Issued Accounting Standards

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. One provision of SFAS No. 158 requires the measurement of the company’s defined benefit plan’s assets and its obligation to determine the funded status be made as of the end of the fiscal year. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. The company does not anticipate that the impact from the adoption of this provision of SFAS No. 158 will be significant to its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The company will apply this guidance prospectively.

5)	Other Comprehensive Income

The company reports changes in equity during a period, except those resulting from investment by owners and distribution to owners, in accordance with SFAS No. 130, "Reporting Comprehensive Income."

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended
	Mar. 31, 2007	Apr. 1, 2006

Net earnings	$10,720	$8,051
Currency translation adjustment	32	(54)
Unrecognized pension benefit cost	-	-
Unrealized (loss) gain on interest rate swaps	(136)	152

Comprehensive income	$10,616	$8,149

Accumulated other comprehensive income is comprised of minimum pension liability of $(1.0) million, net of taxes of $(0.7) million, as of March 31, 2007 and December 30, 2006, foreign currency translation adjustments of $0.9 million as of March 31, 2007 and December 30, 2006 and an unrealized gain on interest rate swaps of $0.5 million, net of taxes of $0.3 million, as of March 31, 2007 and $0.6 million, net of taxes of $0.4 million as of December 30, 2006.

6)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $16.5 million at March 31, 2007 and $16.9 million at December 30, 2006 and represented approximately 32% and 36% of the total inventory in each respective period. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at March 31, 2007 and December 30, 2006 are as follows:

	Mar. 31, 2007	Dec. 30, 2006
	(in thousands)
Raw materials and parts	$16,081	$15,795
Work-in-process	7,321	6,642
Finished goods	29,416	25,127

	52,819	47,564
LIFO adjustment	(672)	(272)

	$52,146	$47,292

7)	Accrued Expenses

Accrued expenses consist of the following:

	Mar. 31, 2007	Dec, 30, 2006
	(in thousands)

Accrued warranty	$11,334	$11,292
Accrued payroll and related expenses	10,040	16,564
Accrued customer rebates	6,090	13,119
Advanced customer deposits	5,236	3,615
Accrued product liability and workers comp	4,544	4,361
Other accrued expenses	15,655	20,685

	$52,899	$69,636

8)	Warranty Costs

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

A rollforward of the warranty reserve is as follows:

Three Months Ended Mar. 31, 2007
(in thousands)

Beginning balance	$11,292
Warranty expense	2,591
Warranty claims	(2,549)
Ending balance	$11,334

9)	Financing Arrangements

	Mar. 31, 2007	Dec. 30, 2006
	(in thousands)

Senior secured revolving credit line	$39,550	$30,100
Senior secured bank term loans	43,750	47,500
Foreign loan	4,181	5,202
Total debt	$87,481	$82,802

Less: Current maturities of long-term debt	16,347	16,838

Long-term debt	$71,134	$65,964

During the fourth quarter of 2005, the company amended its senior secured credit facility. Terms of the agreement currently provide for $43.8 million of term loans and $130.0 million of availability under a revolving credit line. As of March 31, 2007, the company had $83.3 million outstanding under its senior banking facility, including $39.6 million of borrowings under the revolving credit line. The company also had $3.8 million in outstanding letters of credit, which reduced the borrowing availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate of 1.00% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate for short term borrowings. At March 31, 2007, the average interest rate on the senior debt amounted to 6.54%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.20% as of March 31, 2007.

In August 2006, the company completed its acquisition of Houno A/S in Denmark.  This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  As of March 31, 2007, these facilities amounted to $4.1 million in US dollars, including $1.2 million outstanding under a revolving credit facility, $2.1 million of a term loan and $0.8 million of a long term mortgage note.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 5.40% on March 31, 2007. The term loan matures in 2013 and the interest rate is assessed at 5.0%.  The long-term mortgage note matures in March 2023 and is assessed interest at a fixed rate of 5.19%.

In December 2005, the company entered into a $3.2 million U.S. dollar secured term loan at its subsidiary in Spain. This term loan amortizes in equal monthly installments over a four-year period ending December 31, 2009. As of March 31, 2007, the company had $0.1 million of borrowing remaining under this loan. Borrowings under this facility are assessed at an interest rate of 0.45% above LIBOR. At March 31, 2007 the interest rate on this loan was 5.77%.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In January 2005, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swaps one-month LIBOR for a fixed rate of 3.78%. The notional amount amortizes consistent with the repayment schedule of the company's term loan maturing November 2009. The unamortized notional amount of this swap as of March 31, 2007 was $43.8 million. In January 2006, the company entered into an interest rate swap agreement for a notional amount of $10.0 million maturing on December 21, 2009. This agreement swaps one-month LIBOR for a fixed rate of 5.03%.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At March 31, 2007, the company was in compliance with all covenants pursuant to its borrowing agreements.

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

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of March 31, 2007 the company had no forward contracts outstanding.

Interest Rate: In January 2005, the company entered into an interest rate swap with a notional amount of $70.0 million to fix the interest rate applicable to certain of its variable-rate debt. The notional amount of the swap amortizes consistent with the repayment schedule of the company's senior term loan maturing in November 2009. As of March 31, 2007, the unamortized balance of the interest rate swap was $43.8 million. The agreement swaps one-month LIBOR for a fixed rate of 3.78% and is in effect through November 2009. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. As of March 31, 2007, the fair value of this instrument was $0.7 million. The change in fair value of this swap agreement in the first three months of 2007 was a loss of $0.2 million, net of $0.1 million of taxes.

In January 2006, the company entered into another interest rate swap with a notional amount of $10.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 5.03% and is in effect through December 2009. The company designated the swap a cash flow hedge at is inception and all changes in fair value of the swap are recognized in accumulated other comprehensive income. As of March 31, 2007, the fair value of this instrument was less than $0.1 million. The change in fair value of this swap agreement in the first three months of 2007 was a gain of less than $0.1 million.

11)	Segment Information

The company operates in three reportable operating segments defined by management reporting structure and operating activities.

The commercial foodservice equipment business group manufactures cooking equipment for the restaurant and institutional kitchen industry. This business division has manufacturing facilities in Illinois, Michigan, New Hampshire, North Carolina, Vermont, Denmark and the Philippines. This division supports four major product groups, including conveyor oven equipment, core cooking equipment, counterline cooking equipment, and international specialty equipment. Principal product lines of the conveyor oven product group include Middleby Marshall ovens, Blodgett ovens and CTX ovens. Principal product lines of the core cooking equipment product group include the Southbend product line of ranges, steamers, convection ovens, broilers and steam cooking equipment, the Blodgett product line of ranges, convection ovens and combi ovens, the Houno product line of combi-ovens and baking ovens, the Nu-Vu product line of baking ovens and proofers, MagiKitch'n charbroilers and catering equipment and the Pitco Frialator product line of fryers. The counterline cooking and warming equipment product group includes toasters, hot food servers, foodwarmers and griddles distributed under the Toastmaster brand name. The international specialty equipment product group is primarily comprised of food preparation tables, undercounter refrigeration systems, ventilation systems and component parts for the U.S. manufacturing operations.

The industrial foodservice equipment business group manufactures cooking and packaging equipment for the food processing industry. This business division has manufacturing in Lodi, Wisconsin. Its principal products include batch ovens, conveyorized ovens and continuous process ovens sold under the Alkar brand name and food packaging machinery sold under the RapidPak brandname.

The International Distribution Division provides integrated sales, export management, distribution and installation services through its operations in China, India, Lebanon, Mexico, the Philippines, Russia, South Korea, Spain, Sweden, Taiwan and the United Kingdom. The division sells the company’s product lines and certain non-competing complementary product lines throughout the world. For a local country distributor or dealer, the company is able to provide a centralized source of foodservice equipment with complete export management and product support services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief decision maker evaluates individual segment performance based on operating income. Management believes that intersegment sales are made at established arms-length transfer prices.

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Mar. 31, 2007		Apr. 1, 2006
	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice:
Core cooking equipment	$67,642	64.0	$59,939	61.9
Conveyor oven equipment	18,492	17.5	14,003	14.5
Counterline cooking equipment	1,584	1.5	3,253	3.4
International specialty equipment	2,821	2.7	2,565	2.6
Commercial Foodservice	90,539	85.7	79,760	82.4

International Distribution Division (1)	13,576	12.8	13,443	13.9

Industrial Foodservice	12,196	11.5	13,691	14.2

Intercompany sales (2)	(10,616)	(10.0)	(10,145)	(10.5)
Total	$105,695	100.0%	$96,749	100.0%

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Represents the elimination of sales amongst the Commercial Foodservice Equipment Group and from the Commercial Foodservice Equipment Group to the International Distribution Division.

The following table summarizes the results of operations for the company's business segments(1)(in thousands):

	Commercial Foodservice	Industrial Foodservice	International Distribution	Corporate and Other(2)	Eliminations(3)	Total
Three months ended March 31, 2007
Net sales	$90,539	$12,196	$13,576	$--	$(10,616)	$105,695
Operating income	21,788	2,400	846	(6,282)	54	18,806
Depreciation expense	695	127	43	36	--	901
Net capital expenditures	520	6	11	61	--	598

Total assets	217,440	49,241	29,430	1,985	(6,523)	291,573
Long-lived assets(4)	129,492	27,736	433	8,878	--	166,540

Three months ended April 1, 2006
Net sales	$79,654	$13,691	$13,443	$--	$(10,039)	$96,749
Operating income	19,729	625	917	(6,074)	(49)	15,148
Depreciation expense	683	171	35	4	--	893
Net capital expenditures	209	30	6	256	--	501

Total assets	196,724	44,150	26,250	4,597	(6,038)	265,683
Long-lived assets(4)	129,484	26,478	360	5,493	--	161,815

(1)
Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses, and other income and expenses items outside of income from operations.

(2)	Includes corporate and other general company assets and operations.

(3)
Includes elimination of intercompany sales, profit in inventory and intercompany receivables. Intercompany sale transactions are predominantly from the Commercial Foodservice Equipment Group to the International Distribution Division.

(4)
Long-lived assets of the Commercial Foodservice Equipment Group includes assets located in the Philippines which amounted to $1,975 and $2,060 in 2007 and 2006, respectively and assets located in Denmark which amounted to $1,042 in 2007 .

Net sales by major geographic region, including those sales from the Commercial Foodservice Equipment Group direct to international customers, were as follows (in thousands):

	Three Months Ended
	Mar. 31, 2007	Apr. 1, 2006
United States and Canada	$86,032	$79,103
Asia	5,473	6,147
Europe and Middle East	10,777	7,753
Latin America	3,413	3,746
Net sales	$105,695	$96,749

12)	Employee Retirement Plans

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

Contributions under the union plan are funded in accordance with provisions of The Employee Retirement Income Security Act of 1974. Expected contributions to be made in 2007 are $183,000, of which $46,000 was funded during the three-month period ended March 31, 2007. Contributions to the directors' plan are based upon actual retirement benefits as they retire.

(b) 401K Savings Plans

The company maintains two separate defined contribution 401K savings plans covering all employees in the United States. These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States. The company makes profit sharing contributions to the various plans in accordance with the requirements of the plan. Profit sharing contributions for the Elgin Union 401K savings plans are made in accordance with the agreement.

13)	Subsequent Events

On April 2, 2007, subsequent to the end of the first quarter of 2007, the company completed its acquisition of the assets and operations of Jade Products Company. Jade Products Company is a manufacturer of commercial and residential cooking equipment. The acquisition had no effect on the company’s financial statements for the first quarter of 2007.

On May 3, 2007, subsequent to the end of the first quarter of 2007, the company’s stockholders approved an amendment to the company’s restated certificate of incorporation that increased the number of authorized common shares from 20.0 million to 47.5 million and the company announced that its board of directors had approved a 2-for-1 stock split on its common stock in the form of a stock dividend payable on June 15, 2007 to holders of record as of the close of business on June 1, 2007. The stock split had no effect on the company’s financial statements for the first quarter of 2007.

On May 3, 2007, subsequent to the end of the first quarter of 2007, the stockholders of the company approved the company's 2007 Stock Incentive Plan ("2007 Plan").  The 2007 Plan permits the grant of up to 100,000 shares (subject to adjustment as provided for in the 2007 Plan) of any or all of the following types of awards: (1) stock options, including incentive stock options, (2) stock appreciation rights (“SARs”), in tandem with stock options or free-standing, (3) restricted stock, and (4) performance based stock.  The company's Board of Directors previously adopted the 2007 Plan subject to stockholder approval. In conjunction with approval of the 2007 Plan, on May 3, 2007, a total of 98,500 performance based stock grants were made and issued partly under the 2007 Plan and partly under the previously existing 1998 Stock Inventive Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Informational Note

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; ability to protect trademarks, copyrights and other intellectual property; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s Securities and Exchange Commission filings, including the company’s 2006 Annual Report on Form 10-K.

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Mar. 31, 2007		Apr. 1, 2006
	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice:
Core cooking equipment	$67,642	64.0	$59,939	61.9
Conveyor oven equipment	18,492	17.5	14,003	14.5
Counterline cooking equipment	1,584	1.5	3,253	3.4
International specialty equipment	2,821	2.7	2,565	2.6
Commercial Foodservice	90,539	85.7	79,760	82.4

International Distribution Division (1)	13,576	12.8	13,443	13.9

Industrial Foodservice	12,196	11.5	13,691	14.2

Intercompany sales (2)	(10,616)	(10.0)	(10,145)	(10.5)
Total	$105,695	100.0%	$96,749	100.0%

(1)   Consists of sales of products manufactured by Middleby and products  manufactured by third parties.
(2)   Represents the elimination of sales amongst the Commercial Foodservice Equipment Group and from the Commercial Foodservice Equipment Group to the International Distribution Division.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended
	Mar. 31, 2007	Apr. 1, 2006
Net sales	100.0%	100.0%
Cost of sales	61.1	63.3
Gross profit	38.9	36.7
Selling, general and administrative expenses	21.1	21.1
Income from operations	17.8	15.6
Interest expense and deferred financing amortization, net	1.2	1.8
Other (income), net	(0.1)	(0.1)
Earnings before income taxes	16.7	13.9
Provision for income taxes	6.6	5.6
Net earnings	10.1%	8.3%

Three Months Ended March 31, 2007 Compared to Three Months Ended
April 1, 2006

NET SALES. Net sales for the first quarter of fiscal 2007 were $105.7 million as compared to $96.7 million in the first quarter of 2006.

Net sales at the Commercial Foodservice Equipment Group amounted to $90.5 million in the first quarter of 2007 as compared to $79.8 million in the prior year quarter.

•
Core cooking equipment sales increased by $7.7 million to $67.6 million from $59.9 million, primarily due to increased fryer, combi-oven, and cooking range sales resulting from increased purchases from major and regional chain customers due to new store openings and increased replacement business. Sales in the first quarter of 2007 also reflect the impact of the acquisition of Houno completed in August 2006, which amounted to $3.6 million of sales.

•	Conveyor oven equipment sales increased $4.5 million to $18.5 million from $14.0 million in the prior year quarter due to increased sales of the new Middleby Marshall “WOW” oven.

•
Counterline cooking equipment sales decreased to $1.6 million from $3.3 million in the prior year quarter due to a disruption in business resulting from a relocation of production operations from the company’s facility in Illinois to its Michigan manufacturing operation.

•	International specialty equipment sales increased to $2.8 million compared to $2.6 million in the prior year quarter.

Net sales at the International Distribution Division increased by $0.2 million to $13.6 million, reflecting higher sales in Europe offset by a decline in Latin America.

Net sales for the Industrial Foodservice Equipment Group decreased by $1.5 million to $12.2 million from $13.7 million in the prior year quarter due to acquisition integration initiatives put in place to eliminate low margin and unprofitable sales.

GROSS PROFIT. Gross profit increased to $41.1 million from $35.5 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate was 38.9% in the quarter as compared to 36.7% in the prior year quarter. The net increase in the gross margin rate reflects:

•	Improved margins at the Industrial Foodservice Group, which was acquired in December 2005, resulting from cost reduction initiatives and elimination of unprofitable sales.

•	Increased sales volumes that benefited manufacturing efficiencies and provided for greater leverage of fixed manufacturing costs.

•	Higher margins associated with new product sales.

•	The adverse impact of steel costs which have risen significantly from the prior year quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $20.4 million in the first quarter of 2006 to $22.3 million in the first quarter of 2007. As a percentage of net sales, operating expenses amounted to 21.1% in the first quarter of 2006, which was consistent with the first quarter of 2006. Selling expenses increased from $10.1 million to $11.1 million, reflecting $0.6 million of increased selling costs related to the higher sales volumes and $0.4 million of incremental costs associated with the acquisition of Houno, completed in August 2006. General and administrative expenses increased from $10.3 million to $11.2 million. General and administrative expenses reflects $0.6 million of costs associated with the acquired Houno operations and $0.6 million of increased employee incentive related costs.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs decreased from $1.8 million in the first quarter of 2006 to $1.2 million in the first quarter of 2007, as the benefit of lower debt balances were offset in part by higher interest rates. Other income of $0.1 million in the first quarter of 2007 remained consistent with the prior year first quarter.

INCOME TAXES. A tax provision of $6.9 million, at an effective rate of 39%, was recorded during the first quarter of 2007 as compared to a $5.4 million provision at a 40% effective rate in the prior year quarter.

Financial Condition and Liquidity

During the three months ended March 31, 2007, cash and cash equivalents increased by $0.5 million to $4.0 million at March 31, 2007 from $3.5 million at December 30, 2006. Net borrowings increased from $82.8 million at December 30, 2006 to $87.4 million at March 31, 2007.

OPERATING ACTIVITIES. Net cash used in operating activities after changes in assets and liabilities was $4.5 million as compared to net cash provided by operating activities of $1.1 million in the prior year period.

During the three months ended March 31, 2007, working capital levels increased due to the higher sales volumes and increased seasonal working capital needs. The changes in working capital included a $2.1 million increase in accounts receivable, a $4.8 million increase in inventory and a $0.9 million increase in accounts payable. Accrued expenses and other liabilities decreased by $11.1 million as a result of the company’s funding of its 2006 customer rebate programs and employee incentive compensation programs during the first quarter of 2007.

INVESTING ACTIVITIES. During the three months ended March 31, 2007, net cash used in investing activities was $0.6 million, which was associated with additions and upgrades of production and marketing equipment.

FINANCING ACTIVITIES. Net cash flows provided by financing activities were $5.6 million during the three months ending March 31, 2007. The net increase in debt includes $9.5 million in borrowings under the revolving credit facility, $3.8 million of repayments of the company’s term loan and $1.1 million of repayments of foreign bank loans. The company also received $0.9 million of net proceeds from the exercise of employee stock options.

At March 31, 2007, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

Recently Issued Accounting Standards

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. One provision of SFAS No. 158 requires the measurement of the company’s defined benefit plan’s assets and its obligation to determine the funded status be made as of the end of the fiscal year. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. The company does not anticipate that the impact from the adoption of this provision of SFAS No. 158 will be significant to its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The company will apply this guidance prospectively.

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

Contractual Obligations

The company's contractual cash payment obligations as of March 31, 2007 are set forth below (in thousands):

	Long-term Debt	Operating Leases	Idle Facility Leases	Total Contractual Cash Obligations

Less than 1 year	$16,347	$917	$345	$17,609
1-3 years	68,507	1,435	718	70,660
3-5 years	222	380	875	1,477
After 5 years	2,405	--	1,513	3,918

	$87,481	$2,732	$3,451	$93,664

Idle facility leases consists of an obligation for a manufacturing location that was exited in conjunction with the company's manufacturing consolidation efforts. This lease obligation continues through December 2014. This facility has been subleased. The obligation presented above does not reflect any anticipated sublease income from the facilities.

The projected benefit obligation of the company’s defined benefit plans exceeded the plans’ assets by $3.5 million at the end of 2006 as compared to $2.4 million at the end of 2005. The unfunded benefit obligations were comprised of a $0.7 million under funding of the company's union plan and $2.8 million of under funding of the company's director plans. The company does not expect to contribute to the director plans in 2007. The company made minimum contributions required by the Employee Retirement Income Security Act of 1974 (“ERISA”) of $0.2 million in 2006 to the company's union plan. The company expects to continue to make minimum contributions of $0.2 million in 2007 to the union plan as required by ERISA.

The company has $3.8 million in outstanding letters of credit, which expire on March 31, 2008 with an automatic one-year renewal, to secure potential obligations under insurance programs.

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

Twelve Month Period Ending	Fixed Rate Debt	Variable Rate Debt
	(in thousands)

March 31, 2008	$--	$16,347
March 31, 2009	--	17,601
March 31, 2010	--	50,906
March 31, 2011	--	111
March 31, 2012	1,697	819

	$1,697	$85,784

During the fourth quarter of 2005, the company amended its senior secured credit facility. Terms of the agreement currently provide for $43.8 million of term loans and $130.0 million of availability under a revolving credit line. As of March 31, 2007, the company had $83.3 million outstanding under its senior banking facility, including $39.6 million of borrowings under the revolving credit line. The company also had $3.8 million in outstanding letters of credit, which reduced the borrowing availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate of 1.00% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate for short-term borrowings. At March 31, 2007, the average interest rate on the senior debt amounted to 6.54%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.20% as of March 31, 2007.

In August 2006, the company completed its acquisition of Houno A/S in Denmark.  This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  As of March 31, 2007 these facilities amounted to $4.1 million in US dollars, including $1.2 million outstanding under a revolving credit facility, $2.1 million of a term loan and $0.8 million of a long term mortgage note.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 5.40% on March 31, 2007. The term loan matures in 2013 and the interest rate is assessed at 5.0%.  The long-term mortgage note matures in March 2023 and is assessed interest at a fixed rate of 5.19%.

In December 2005, the company entered into a $3.2 million U.S. Dollar secured term loan at its subsidiary in Spain. This loan amortizes in equal monthly installments over a four year period ending December 31, 2009. As of March 31, 2007, the company had $0.1 million of borrowings remaining under this loan. Borrowings under this facility are assessed an interest rate of 0.45% above LIBOR. At March 31, 2007 the interest rate was 5.77%.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In January 2005, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swaps one-month LIBOR for a fixed rate of 3.78%. The notional amount amortizes consistent with the repayment schedule of the company's term loan maturing November 2009. The unamortized notational amount of this swap as of March 31, 2007 was $43.8 million. In January 2006, the company entered into an interest rate swap for a notional amount of $10.0 million maturing on December 31, 2009. This agreement swaps one-month LIBOR for a fixed rate of 5.03%.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At March 31, 2007, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

In January 2005, the company entered into an interest rate swap with a notional amount of $70.0 million to fix the interest rate applicable to certain of its variable-rate debt. The notional amount of the swap amortizes consistent with the repayment schedule of the company's senior term loan maturing in November 2009. The agreement swaps one-month LIBOR for a fixed rate of 3.78% and is in effect through November 2009. The interest rate swap has been designated a cash flow hedge, and in accordance with SFAS No. 133 the changes in fair value are recorded as a component of accumulated other comprehensive income. As of March 31, 2007, the fair value of this instrument was $0.7 million. The change in fair value of this swap agreement in the first three months of 2007 was a loss of $0.2 million, net of $0.1 million of taxes. In January 2006, the company entered into an interest rate swap agreement for a notional amount of $10.0 million maturing on December 21, 2009. This agreement swaps one month LIBOR for a fixed rate of 5.03%. The interest rate swap has been designated a cash flow hedge, and in accordance with SFAS No. 133 the changes in fair value are recorded as a component of accumulated other comprehensive income. As of March 31, 2007, the fair value of this instrument was less than $0.1 million. The change in fair value of this swap agreement in the first three months of 2006 was a gain of less than $0.1 million.

Foreign Exchange Derivative Financial Instruments

The company uses foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. There was no forward contract outstanding at the end of the quarter.

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

As of March 31, 2007, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended March 31, 2007, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended March 31, 2007, except as follows:

Item 1A. Risk Factors

There have been no material changes in the risk factors as set forth in the company's 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of up to 1,800,000 common shares in open market purchases. As of March 31, 2007, 952,999 shares had been purchased under the 1998 stock repurchase program. No shares were repurchased by the company during the three month period ended March 31, 2007.

Item 6. Exhibits

Exhibits - The following exhibits are filed herewith:

Exhibit 3.1 - Restated Certificate of Incorporation of the Middleby Corporation (effective as of May 13, 2005, incorporated by reference to the Company's Form 8-K, Exhibit 3.1, dated April 29, 2005, filed on May 17, 2005).

Exhibit 3.2 - Certificate of Amendment to the Company's Restated Certificate of Incorporation (incorporated by reference to the Company's Form 8-K, filed on May 3, 2007).

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

THE MIDDLEBY CORPORATION (Registrant)

Date: May 10, 2007	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President, Chief Financial Officer