Form 10-Q
period 2007-06-30
MIDDLEBY CORP
filed 2007-08-09
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or
☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of August 3, 2007, there were 16,590,696 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED JUNE 30, 2007

INDEX

DESCRIPTION		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	CONDENSED CONSOLIDATED BALANCE SHEETS	1
	June 30, 2007 and December 30, 2006

	CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS	2
	June 30, 2007 and July 1, 2006

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	3
	June 30, 2007 and July 1, 2006

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 6.	Exhibits	33

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)
(Unaudited)

ASSETS	Jun. 30, 2007	Dec. 30, 2006
Current assets:
Cash and cash equivalents	$5,791	$3,534
Accounts receivable, net of reserve for doubtful accounts of $5,834 and $5,101	56,343	51,580
Inventories, net	58,679	47,292
Prepaid expenses and other	2,536	3,289
Prepaid taxes	342	1,129
Current deferred taxes	10,851	10,851
Total current assets	134,542	117,675

Property, plant and equipment, net of accumulated depreciation of $38,712 and $37,006	32,124	28,534
Goodwill	110,942	101,258
Other intangibles	36,200	35,306
Other assets	2,113	2,249
Total assets	$315,921	$285,022

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$16,572	$16,838
Accounts payable	24,122	19,689
Accrued expenses	59,114	69,636
Total current liabilities	99,808	106,163

Long-term debt	68,856	65,964
Long-term deferred tax liability	3,749	5,867
Other non-current liabilities	14,059	6,455
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	--	--
Common stock, $0.005 par value; 47,500,000 shares authorized; 20,445,740 and 19,760,490 shares issued in 2007 and 2006, respectively	118	117
Paid-in capital	80,774	73,743
Treasury stock at cost; 3,855,044 shares in 2007 and 2006, respectively	(89,641)	(89,641)
Retained earnings	137,584	115,917
Accumulated other comprehensive income	614	437
Total stockholders' equity	129,449	100,573
Total liabilities and stockholders' equity	$315,921	$285,022

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jun. 30, 2007	Jul. 1, 2006	Jun. 30, 2007	Jul. 1, 2006

Net sales	$113,248	$104,849	$218,943	$201,598
Cost of sales	68,362	63,122	132,952	124,347
Gross profit	44,886	41,727	85,991	77,251

Selling expenses	11,952	10,767	23,068	20,892
General and administrative expenses	11,732	10,681	22,915	20,932
Income from operations	21,202	20,279	40,008	35,427

Net interest expense and deferred financing amortization	1,273	2,031	2,517	3,827
Other (income) expense, net	(630)	165	(737)	72
Earnings before income taxes	20,559	18,083	38,228	31,528
Provision for income taxes	7,977	6,993	14,926	12,387
Net earnings	$12,582	$11,090	$23,302	$19,141

Net earnings per share:
Basic	$0.80	$0.73	$1.50	$1.26

Diluted	$0.75	$0.67	$1.39	$1.16

Weighted average number of shares
Basic	15,641	15,246	15,576	15,240
Dilutive stock options[1,2]	1,234	1,282	1,232	1,282
Diluted	16,875	16,528	16,808	16,522

1 There were no anti-dilutive stock options excluded from common stock equivalents for the three and six month periods ended June 30, 2007.
2 There were 7,000 anti-dilutive stock options excluded from common stock equivalents in the three and six months ended July 1, 2006.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	Jun. 30, 2007	Jul.1, 2006
Cash flows from operating activities-
Net earnings	$23,302	$19,141

Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	2,747	2,433
Deferred taxes	32	(244)
Non-cash share-based compensation	3,261	2,320
Cash effects of changes in -
Accounts receivable, net	1,489	(9,258)
Inventories, net	(2,771)	(2,668)
Prepaid expenses and other assets	1,529	1,342
Accounts payable	1,019	2,149
Accrued expenses and other liabilities	(8,201)	(1,456)

Net cash provided by (used in) operating activities	22,407	13,759

Cash flows from investing activities-
Net additions to property and equipment	(1,069)	(882)
Acquisition of Alkar	--	(1,500)
Acquisition of Jade	(7,391)	--
Acquisition of Carter Hoffmann	(15,928)	--

Net cash (used in) investing activities	(24,388)	(2,382)

Cash flows from financing activities-
Net proceeds (repayments) under revolving credit facilities	10,900	(5,750)
(Repayments) under senior secured bank notes	(7,500)	(6,250)
(Repayments) under foreign bank loan	(904)	(101)
(Repayments) under note agreement	--	(149)
Net proceeds from stock issuances	1,687	59

Net cash provided by (used in) financing activities	4,183	(12,191)

Effect of exchange rates on cash and cash equivalents	55	62

Changes in cash and cash equivalents-

Net increase (decrease) in cash and cash equivalents	2,257	(752)

Cash and cash equivalents at beginning of year	3,534	3,908

Cash and cash equivalents at end of quarter	$5,791	$3,156

Supplemental disclosure of cash flow information:
Interest paid	$2,518	$3,313
Income tax payments	$13,449	$5,700

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007
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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 30, 2007 and December 30, 2006, and the results of operations for the six months ended June 30, 2007 and July 1, 2006 and cash flows for the six months ended June 30, 2007 and July 1, 2006.

B) Share-Based Compensation

Share-based compensation expense is calculated by estimating the fair value of market based stock awards and stock options at the time of grant and amortized over the stock options’ vesting period. Share-based compensation expense was $1.9 million and $1.2 million for the second quarter of 2007 and 2006, respectively. Share-based compensation was $3.3 million and $2.3 million for the six month periods ended June 30, 2007 and July 1, 2006, respectively.

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

	Before		After
	FIN 48	Adjustment	FIN 48

Accrued liabilities	$69,636	$(5,395)	$64,241
Other non-current liabilities	$6,455	$7,030	$13,485
Retained earnings	$115,917	$(1,635)	$114,282

The company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. As of the adoption date, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $5.7 million (of which the entire amount would impact the effective tax rate if recognized) plus approximately $0.5 million of accrued interest and $0.8 million of penalties. As of June 30, 2007, the corresponding balance of liability for unrecognized tax benefits is approximately $5.6 million plus approximately $0.6 million of accrued interest and $0.8 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense, which is consistent with reporting in prior periods.

The company is not currently under examination in any tax jurisdiction; however it remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, the company and its operating subsidiaries may be subject to audit by various tax authorities and may be subject to different statute of limitations expiration dates. A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States - federal	2003 - 2006
United States - states	2002 - 2006
China	2006
Denmark	2006
Mexico	2006
Philippines	2004 - 2006
South Korea	2004 - 2006
Spain	2003 - 2006
Taiwan	2005 - 2006
United Kingdom	2006

The company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2008.

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

The goodwill is subject to the nonamortization provisions of SFAS No. 142 from the date of acquisition. Other intangibles also includes $0.1 million allocated to backlog and $0.8 million allocated to developed technology which are amortized over periods of 1 month and 5 years, respectively. Goodwill and other intangibles of Houno are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not deductible for tax purposes.

Jade

On April 1, 2007, the company completed its acquisition of the assets and operations of Jade Products Company (“Jade”), a leading manufacturer of commercial and residential cooking equipment from Maytag Corporation ("Maytag") for an aggregate purchase price of $7.4 million in cash. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreement.

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

The preliminary allocation of cash paid for the Jade acquisition is summarized as follows (in thousands):

Apr. 1, 2007
Current assets	$6,727
Property, plant and equipment	2,029
Goodwill	250
Other intangibles	1,590
Current liabilities	(3,206)

Total cash paid	$7,391

The goodwill and $1.4 million of other intangibles associated with the Jade acquisition, which are comprised of the tradename, are subject to the non-amortization provisions of SFAS No. 142 from the date of acquisition. Other intangibles of $0.2 million allocated to customer relationships are to be amortized over a periods of 10 years. Goodwill and other intangibles of Jade are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

Carter Hoffmann

On June 29, 2007, the company completed its acquisition of the assets and operations of Carter Hoffmann (“Carter Hoffmann”), a leading manufacturer of commercial cooking and warming equipment from Carrier Commercial Refrigeration Inc., a subsidiary of Carrier Corporation, which is a unit of United Technologies Corporation, for an aggregate purchase price of $15.9 million in cash. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreement.

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

The preliminary allocation of cash paid for the Carter Hoffmann acquisition is summarized as follows (in thousands):

Jun. 29, 2007
Current assets	$7,912
Property, plant and equipment	2,264
Goodwill	9,452
Current liabilities	(3,646)
Other non-current liabilities	(54)

Total cash paid	$15,928

The goodwill associated with the Carter Hoffmann acquisition is subject to the non-amortization provisions of SFAS No. 142 from the date of acquisition. Goodwill and other intangibles of Carter Hoffmann are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

3)	Stock Split

On May 3, 2007, the company’s Board of Directors authorized a two-for-one split of the company’s common stock in the form of a stock dividend. The stock dividend was paid on June 15, 2007 to company shareholders of record as of June 1, 2007. The company’s common stock began trading on a split-adjusted basis on June 18, 2007. All references in the accompanying consolidated condensed financial statements and notes thereto to net earnings per share and the number of shares have been adjusted to reflect this stock split.

4)	Litigation Matters
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

5)	Recently Issued Accounting Standards

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

6)	Other Comprehensive Income

The company reports changes in equity during a period, except those resulting from investment by owners and distribution to owners, in accordance with SFAS No. 130, "Reporting Comprehensive Income."

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jun. 30, 2007	Jul. 1, 2006	Jun. 30, 2007	Jul. 1, 2006

Net earnings	$12,582	$11,090	$23,302	$19,141
Currency translation adjustment	244	318	276	264
Unrecognized pension benefit cost	-	-	-	-
Unrealized gain (loss) on interest rate swaps	37	58	(99)	210

Comprehensive income	$12,863	$11,466	$23,479	$19,615

Accumulated other comprehensive income is comprised of minimum pension liability of $(1.0) million, net of taxes of $(0.7) million, as of June 30, 2007 and December 30, 2006, foreign currency translation adjustments of $1.1 million as of June 30, 2007 and $0.9 million as of December 30, 2006 and an unrealized gain on interest rate swaps of $0.5 million, net of taxes of $0.3 million, as of June 30, 2007 and $0.6 million, net of taxes of $0.4 million as of December 30, 2006.

7)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $14.5 million at June 30, 2007 and $16.9 million at December 30, 2006 and represented approximately 25% and 36% of the total inventory in each respective period. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at June 30, 2007 and December 30, 2006 are as follows:

	Jun. 30, 2007	Dec. 30, 2006
	(in thousands)
Raw materials and parts	$23,280	$15,795
Work-in-process	9,515	6,642
Finished goods	26,906	25,127

	59,701	47,564
LIFO adjustment	(1,022)	(272)

	$58,679	$47,292

8)	Accrued Expenses

Accrued expenses consist of the following:

	Jun. 30, 2007	Dec, 30, 2006
	(in thousands)

Accrued payroll and related expenses	$12,444	$16,564
Accrued warranty	12,182	11,292
Accrued customer rebates	8,900	13,119
Accrued product liability and workers comp	5,639	4,361
Accrued commissions	3,501	2,471
Accrued professional services	3,463	2,523
Advance customer deposits	2,546	3,615
Other accrued expenses	10,439	15,691

	$59,114	$69,636

9)	Warranty Costs

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

A rollforward of the warranty reserve is as follows:

Six Months Ended
Jun. 30, 2007
(in thousands)

Beginning balance	$11,292
Warranty expense	5,159
Warranty claims	(4,269)
Ending balance	$12,182

10)	Financing Arrangements

	Jun. 30, 2007	Dec. 30, 2006
	(in thousands)
Senior secured revolving credit line	$41,000	$30,100
Senior secured bank term loans	40,000	47,500
Foreign loan	4,428	5,202
Total debt	$85,428	$82,802

Less: Current maturities of long-term debt	16,572	16,838

Long-term debt	$68,856	$65,964

During the fourth quarter of 2005, the company amended its senior secured credit facility. Terms of the agreement currently provide for $40.0 million of term loans and $130.0 million of availability under a revolving credit line. As of June 30, 2007, the company had $81.0 million outstanding under its senior banking facility, including $41.0 million of borrowings under the revolving credit line. The company also had $3.6 million in outstanding letters of credit, which reduced the borrowing availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate of 1.0% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate for short term borrowings. At June 30, 2007, the average interest rate on the senior debt amounted to 7.08%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.20% as of June 30, 2007.

In August 2006, the company completed its acquisition of Houno A/S in Denmark.  This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  As of June 30, 2007, these facilities amounted to $4.4 million in US dollars, including $1.5 million outstanding under a revolving credit facility, $2.1 million of a term loan and $0.8 million of a long term mortgage note.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 5.8% on June 30, 2007. The term loan matures in 2013 and the interest rate is assessed at 5.62%. The long-term mortgage note matures in March 2023 and is assessed interest at a fixed rate of 5.19%.

In December 2005, the company entered into a $3.2 million U.S. dollar secured term loan at its subsidiary in Spain. This term loan amortizes in equal monthly installments over a four-year period ending December 31, 2009. As of June 30, 2007, the company had fully repaid the borrowings under this loan.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In January 2005, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swaps one-month LIBOR for a fixed rate of 3.78%. The notional amount amortizes consistent with the repayment schedule of the company's term loan maturing November 2009. The unamortized notional amount of this swap as of June 30, 2007 was $40.0 million. In January 2006, the company entered into an interest rate swap agreement for a notional amount of $10.0 million maturing on December 21, 2009. This agreement swaps one-month LIBOR for a fixed rate of 5.03%.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At June 30, 2007, the company was in compliance with all covenants pursuant to its borrowing agreements.

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

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of June 30, 2007 the company had no forward contracts outstanding.

Interest Rate: In January 2005, the company entered into an interest rate swap with a notional amount of $70.0 million to fix the interest rate applicable to certain of its variable-rate debt. The notional amount of the swap amortizes consistent with the repayment schedule of the company's senior term loan maturing in November 2009. As of June 30, 2007, the unamortized balance of the interest rate swap was $40.0 million. The agreement swaps one-month LIBOR for a fixed rate of 3.78% and is in effect through November 2009. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. As of June 30, 2007, the fair value of this instrument was $0.8 million. The change in fair value of this swap agreement in the first six months of 2007 was a gain of less than $0.1 million, net of taxes.

In January 2006, the company entered into another interest rate swap with a notional amount of $10.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 5.03% and is in effect through December 2009. The company designated the swap a cash flow hedge at is inception and all changes in fair value of the swap are recognized in accumulated other comprehensive income. As of June 30, 2007, the fair value of this instrument was less than $0.1 million. The fair value of this swap agreement in the first six months of 2007 did not materially change.

12)	Segment Information

The company operates in three reportable operating segments defined by management reporting structure and operating activities.

The Commercial Foodservice Equipment business group manufactures cooking equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in California, Illinois, Michigan, New Hampshire, North Carolina, Vermont, Denmark and the Philippines. The Commercial Foodservice Equipment group manufactures conveyor ovens, convection ovens, fryers, ranges, toasters, combi ovens, steamers, broilers, deck ovens, baking ovens, proofers and counter-top cooking and warming equipment. This business segment’s principal product lines include Middleby Marshall® and CTX® conveyor oven equipment, Blodgett® convection ovens, conveyor ovens, deck oven equipment, Blodgett Combi® cooking equipment, Blodgett Range® ranges, Nu-Vu® baking ovens and proofers, Pitco Frialator® fryer equipment, Southbend® ranges, convection ovens and heavy-duty cooking equipment, Toastmaster® toasters and counterline cooking and warming equipment, Jade Range® ranges and ovens, Carter Hoffmann® warming, holding and transporting equipment, Houno® combi-ovens and baking ovens and MagiKitch'n® charbroilers and catering equipment.

The Food Processing Equipment business group manufactures cooking and packaging equipment for the food processing industry. This business segment has a manufacturing facility in Wisconsin. Its principal products include Alkar® batch ovens, conveyorized ovens and continuous process ovens and RapidPak® food packaging machinery.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jun. 30, 2007		Jul. 1, 2006		Jun. 30, 2007		Jul. 1, 2006
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Divisions:
Commercial Foodservice	93,108	82.2	85,284	81.3	183,647	83.9	165,044	81.9
International Distribution(1)	14,521	12.8	14,136	13.5	28,097	12.8	27,579	13.7
Food Processing	13,353	11.8	14,829	14.2	25,549	11.7	28,520	14.1

Intercompany sales (2)	(7,734)	(6.8)	(9,400)	(9.0)	(18,350)	(8.4)	(19,545)	(9.7)
Total	$113,248	100.0%	$104,849	100.0%	$218,943	100.0%	$201,598	100.0%

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Represents the elimination of sales amongst the Commercial Foodservice Equipment Group and from the Commercial Foodservice Equipment Group to the International Distribution Division.

The following table summarizes the results of operations for the company's business segments(1)(in thousands):

	Commercial	International	Food	Corporate
	Foodservice	Distribution	Processing	and Other(2)	Eliminations(3)	Total
Three months ended June 30, 2007
Net sales	$93,108	$14,521	$13,353	$--	$(7,734)	$113,248
Operating income	22,291	1,136	3,617	(6,199)	357	21,202
Depreciation expense	808	40	124	37	--	1,009
Net capital expenditures	408	44	6	13	--	471

Six months ended June 30, 2007
Net sales	$183,647	$28,097	$25,549	$--	$(18,350)	$218,943
Operating income	44,079	1,982	6,017	(12,481)	411	40,008
Depreciation expense	1,503	83	251	73	--	1,910
Net capital expenditures	928	55	12	74	--	1,069

Total assets	245,757	26,883	44,858	6,775	(8,352)	315,921
Long-lived assets(4)	144,465	433	30,491	5,990	--	181,379

Three months ended July 1, 2006
Net sales	$85,284	$14,136	$14,829	$--	$(9,400)	$104,849
Operating income	22,444	947	1,939	(4,405)	(646)	20,279
Depreciation expense	680	35	105	(6)	--	814
Net capital expenditures	234	42	65	43	--	384

Six months ended July 1, 2006
Net sales	$165,044	$27,579	$28,520	$--	$(19,545)	$201,598
Operating income	42,173	1,864	2,564	(10,479)	(695)	35,427
Depreciation expense	1,363	70	276	(2)	--	1,707
Net capital expenditures	443	48	95	299	--	885

Total assets	200,875	27,756	47,056	4,815	(6,363)	274,139
Long-lived assets(4)	129,035	334	26,213	5,713	--	161,297

(1)
Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, gains foreign exchange gains and losses and other income and expenses items outside of income from operations.

(2)	Includes corporate and other general company assets and operations.

(3)
Includes elimination of intercompany sales, profit in inventory and intercompany receivables. Intercompany sale transactions are predominantly from the Commercial Foodservice Equipment Group to the International Distribution Division.

(4)
Long-lived assets of the Commercial Foodservice Equipment Group includes assets located in the Philippines which amounted to $1,969 and $2,039 in 2007 and 2006, respectively and assets located in Denmark which amounted to $781 in 2007 .

Net sales by major geographic region, including those sales from the Commercial Foodservice Equipment Group direct to international customers, were as follows (in thousands):

	Three Months Ended		Six Months Ended

	Jun. 30, 2007	Jul. 1, 2006	Jun. 30, 2007	Jul. 1, 2006

United States and Canada	$91,509	$85,664	$177,541	$164,767
Asia	6,169	7,409	11,642	13,556
Europe and Middle East	12,495	6,989	23,272	14,742
Latin America	3,075	4,787	6,488	8,533

Net sales	$113,248	$104,849	$218,943	$201,598

13)	Employee Retirement Plans

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

Contributions under the union plan are funded in accordance with provisions of The Employee Retirement Income Security Act of 1974. Expected contributions to be made in 2007 are $183,000, of which $46,000 was funded during the six-month period ended June 30, 2007. Contributions to the directors' plan are based upon actual retirement benefits as they retire.

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

14)	Subsequent Events

On July 2, 2007, subsequent to the end of the second quarter of 2007, the company completed its acquisition of the assets and operations of MP Equipment Company for $15 million in cash. MP Equipment Company is a manufacturer of food processing equipment with approximately $20 million in annual revenues. The acquisition had no effect on the company’s financial statements for the second quarter of 2007.

On July 30, 2007, subsequent to the end of the 2007 second quarter, the company announced that it entered into a new collective bargaining agreement with its unionized workforce at its Elgin, Illinois manufacturing facility, ending a work stoppage at this facility that began on May 17, 2007 after the unionized workforce failed to ratify a final contract proposal of its expired collective bargaining agreement.  The new contract included a ratification bonus and a voluntary retirement program offered to the union employees, which the company anticipates will result in one time payments of approximately $2.0 million to be incurred during the third quarter of 2007.

On August 3, 2007, subsequent to the end of the second quarter of 2007, the company completed it acquisition of the assets and operations of Wells Bloomfield Company for $29 million in cash. Wells Bloomfield is a manufacturer of cooking equipment and beverage equipment with approximately $50 million in annual revenues. The acquisition had no effect on the company’s financial statements for the second quarter of 2007.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jun. 30, 2007		Jul. 1, 2006		Jun. 30, 2007		Jul. 1, 2006
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice	93,108	82.2	85,284	81.3	183,647	83.9	165,044	81.9
International Distribution(1)	14,521	12.8	14,136	13.5	28,097	12.8	27,579	13.7
Food Processing	13,353	11.8	14,829	14.2	25,549	11.7	28,520	14.1

Intercompany sales (2)	(7,734)	(6.8)	(9,400)	(9.0)	(18,350)	(8.4)	(19,545)	(9.7)
Total	$113,248	100.0%	$104,849	100.0%	$218,943	100.0%	$201,598	100.0%

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Represents the elimination of sales amongst the Commercial Foodservice Equipment Group and from the Commercial Foodservice Equipment Group to the International Distribution Division.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended		Six Months Ended
	Jun. 30, 2007	Jul. 1, 2006	Jun. 30, 2007	Jul. 1, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.4	60.2	60.7	61.7
Gross profit	39.6	39.8	39.3	38.3
Selling, general and administrative expenses	20.9	20.5	21.0	20.7
Income from operations	18.7	19.3	18.3	17.6
Net interest expense and deferred financing amortization	1.1	1.9	1.1	2.0
Other (income) expense, net	(0.5)	0.2	(0.2)	-
Earnings before income taxes	18.1	17.2	17.4	15.6
Provision for income taxes	7.0	6.6	6.8	6.1
Net earnings	11.1%	10.6%	10.6%	9.5%

Three Months Ended June 30, 2007 Compared to Three Months Ended July 1, 2006

NET SALES. Net sales for the second quarter of fiscal 2007 were $113.2 million as compared to $104.9 million in the second quarter of 2006.

Net sales at the Commercial Foodservice Equipment Group amounted to $93.1 million in the second quarter of 2007 as compared to $85.3 million in the prior year quarter.

Net sales from the acquisition of Houno and Jade Range, which were acquired on August 31, 2006 and April 1, 2007, respectively, accounted for an increase of $7.2 million during the second quarter of 2007.

Net sales of conveyor ovens were $3.6 million lower than the prior year second quarter due to a work stoppage that occurred at the Elgin, Illinois production facility that began on May 17, 2007 after the unionized workforce failed to ratify a final contract proposal of an expired collective bargaining agreement.  On July 30, 2007 subsequent to the end of the second quarter the company announced it had entered into a new collective bargaining agreement with its Elgin, Illinois unionized workforce bringing an end to the work stoppage.

Excluding the impact of acquisitions and the sales of conveyor ovens impacted by the work stoppage, net sales of commercial foodservice equipment increased $4.2 million driven by increased sales of combi-ovens, convection ovens, and ranges, reflecting the impact of new product introductions and price increases.

Net sales at the International Distribution Division increased by $0.4 million to $14.5 million, reflecting higher sales in Europe partially offset by a decline in Latin America.

Net sales for the Food Processing Equipment Group decreased by $1.4 million to $13.4 million in the second quarter of 2007 from $14.8 million in the prior year quarter due to acquisition integration initiatives put in place to eliminate low margin and unprofitable sales.

GROSS PROFIT. Gross profit increased to $44.9 million in the second quarter of 2007 from $41.7 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate was 39.6% in the second quarter of 2007 as compared to 39.8% in the prior year quarter. The net decrease in the gross margin rate reflects:

•	Lower margins at the Elgin, Illinois manufacturing facility which was adversely impacted by the work stoppage.

•	The adverse impact of steel costs which have risen significantly from the prior year quarter.

•	Improved margins at the Food Processing Equipment Group, which was acquired in December 2005, resulting from cost reduction initiatives and elimination of unprofitable sales.

•	Increased sales volumes that benefited manufacturing efficiencies and provided for greater leverage of fixed manufacturing costs.

•	Higher margins associated with new product sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $21.4 million in the second quarter of 2006 to $23.7 million in the second quarter of 2007. As a percentage of net sales, operating expenses increased from 20.5% in the second quarter of 2006 to 20.9% in the second quarter of 2007. Selling expenses increased from $10.8 million in the second quarter of 2006 to $12.0 million in the second quarter of 2007, reflecting $1.1 million of incremental costs associated with the acquisition of Houno, completed in August 2006 and the acquisition of Jade completed on April 1, 2007. General and administrative expenses increased from $10.7 million in the second quarter of 2006 to $11.7 million in the second quarter of 2007. General and administrative expenses reflects $1.0 million of costs associated with the acquired Houno and Jade operations.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs decreased from $2.0 million in the second quarter of 2006 to $1.3 million in the second quarter of 2007, as the benefit of lower debt balances was offset in part by higher interest rates. Other income of $0.6 million in the second quarter of 2007 compared favorably to other expense of $0.2 million in the prior year second quarter. Other income in the second quarter of 2007 included a $0.4 million gain from an insurance settlement, a $0.3 million foreign currency exchange gain and $0.2 million of expense associated with environmental exposures.

INCOME TAXES. A tax provision of $8.0 million, at an effective rate of 39%, was recorded during the second quarter of 2007, as compared to a $7.0 million provision at a 39% effective rate in the prior year quarter.

Six Months Ended June 30, 2007 Compared to Six Months Ended July 1, 2006

NET SALES. Net sales for the six-month period ended June 30, 2007 were $218.9 million as compared to $201.1 million in the six-month period ended July 1, 2006.

Net sales at the Commercial Foodservice Equipment Group amounted to $183.6 million in the six-month period ended June 30, 2007 as compared to $165.0 million in the six-month period ended July 1, 2006.

Net sales from the acquisition of Houno and Jade Range, which were acquired on August 31, 2006 and April 1, 2007, respectively, accounted for an increase of $10.8 million during the first six months of 2007.

Net sales of conveyor ovens which had increased $4.5 million in the first quarter of 2007 as compared to the 2006 first quarter due to increased sales of new product, decreased $3.6 million in the second quarter as compared to the 2006 second quarter due to a work stoppage that occurred at the Elgin, Illinois production facility that began on May 17, 2007 after the unionized workforce failed to ratify a final contract proposal of an expired collective bargaining agreement.  On July 30, 2007, subsequent to the end of the second quarter the company announced it had entered into a new collective bargaining agreement with its Elgin, Illinois unionized workforce bringing an end to the work stoppage.

Excluding the impact of acquisitions and the sales of conveyor ovens impacted by the work stoppage, net sales of commercial foodservice equipment increased $5.0 million for the six-month period ended June 30, 2007 compared to the six month period ended July 1, 2006. The net increase includes increased sales of combi-ovens, convection ovens, fryers and ranges, reflecting the impact of new product introductions and price increases.  This net increase was offset in part by reduced counterline equipment sales which were affected by a disruption in business resulting from a relocation of production operations from the company’s facility in Elgin, Illinois to its Michigan manufacturing operation, which began in the fourth quarter of 2006 and was completed in the first quarter of 2007.

Net sales at the International Distribution Division increased from $27.6 million for the six-month period ended July 1, 2006 to $28.1 million for the six-month period ended June 30, 2007, reflecting higher sales in Latin America and Asia, which more than offset a decline in sales in Europe, which had strong sales in the prior year due to an oven rollout with a major restaurant chain customer. International sales benefited from expansion of the U.S. chains overseas and increased business with local and regional restaurant chains in developing markets.

Net sales for the Food Processing Equipment Group decreased by $3.0 million to $25.5 million for the six-month period ended June 30, 2007 from $28.5 million for the six-month period ended July 1, 2006, due to acquisition integration initiatives put in place to eliminate low margin and unprofitable sales.

GROSS PROFIT. Gross profit increased to $86.0 million for the six-month period ended June 30, 2007 from $77.3 million for the six-month period ended July 1, 2006, reflecting the impact of higher sales volumes. The gross margin rate was 39.3% for the six-month period ended June 30, 2007 as compared to 38.3% for the six-month period ended July 1, 2006. The net increase in the gross margin rate reflects:

•	Lower margins at the Elgin, Illinois manufacturing facility which was adversely impacted by the work stoppage.

•	The adverse impact of steel costs which have risen significantly from the prior year quarter.

•	Improved margins at the Food Processing Equipment Group, which was acquired in December 2005, resulting from cost reduction initiatives and elimination of unprofitable sales.

•	Increased sales volumes that benefited manufacturing efficiencies and provided for greater leverage of fixed manufacturing costs.

•	Higher margins associated with new product sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $41.8 million in the six-month period ended July 1, 2006 to $46.0 million in the six-month period ended June 30, 2007. As a percentage of net sales, operating expenses increased from 20.7% in the six-month period ended July 1, 2006, to 21.0% in the six-month period ended June 30, 2007 reflecting greater leverage on higher sales volumes. Selling expenses increased from $20.9 million in the six-month period ended July 1, 2006 to $23.1 million in the six-month period ended June 30, 2007, reflecting $1.5 million of increased costs associated with the newly acquired Houno and Jade operations and $0.7 million higher commission costs associated with the increased sales volumes. General and administrative expenses increased from $20.9 million in the six-month period ended July 1, 2006 to $22.9 million in the six-month period ended June 30, 2007, which includes increased costs of $1.6 million associated with the newly acquired Houno and Jade operations. General and administrative expenses also includes increased employee incentive performance costs.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs decreased to $2.5 million for the six-month period ended June 30, 2007 from $3.8 million for the prior year period, as the benefit of lower debt balances were offset in part by higher interest rates. Other income was $0.7 million in the six-month period ended June 30, 2007, which primarily consisted of foreign exchange gains, compared to other expense of $0.1 million in the six-month period ended July 1, 2006.

INCOME TAXES. A tax provision of $14.9 million, at an effective rate of 39%, was recorded for the first six months of 2007 as compared to a $12.4 million provision at a 39% effective rate in the prior year period.

Financial Condition and Liquidity

During the six months ended June 30, 2007, cash and cash equivalents increased by $2.3 million to $5.8 million at June 30, 2007 from $3.5 million at December 30, 2006. Net borrowings increased from $82.8 million at December 30, 2006 to $85.4 million at June 30, 2007.

OPERATING ACTIVITIES. Net cash provided operating activities was $22.4 million for the six-month period ended June 30, 2007 as compared to $13.8 million for the six-month period ended July 1, 2006.

During the six months ended June 30, 2007, working capital levels increased due to the higher sales volumes and increased seasonal working capital needs. The changes in working capital included a $2.8 million increase in inventory and a $8.2 million decrease in accrued expenses and non-current liabilities as a result of the company’s funding of its 2006 customer rebate programs and employee incentive compensation programs during the second quarter of 2007.

INVESTING ACTIVITIES. During the six months ended June 30, 2007, net cash used in investing activities amounted to $24.4 million. This includes $15.9 million associated with the acquisition of Carter Hoffmann, $7.4 million associated with the Jade acquisition and $1.1 million of capital expenditures associated with additions and upgrades of production and marketing equipment.

FINANCING ACTIVITIES. Net cash flows provided by financing activities were $4.2 million during the six months ended June 30, 2007. The net increase in debt includes $10.9 million in borrowings under the revolving credit facility, $7.5 million of repayments of the company’s term loan and $0.9 million of repayments of foreign bank loans. The company also received $1.7 million of net proceeds from the exercise of employee stock options.

Subsequent to end of the second quarter of 2007, the company completed acquisitions of MP Equipment Company and Wells Bloomfield for $44.0 million in cash.

At June 30, 2007, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

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

Contractual Obligations

The company's contractual cash payment obligations as of June 30, 2007 are set forth below (in thousands):

				Total
			Idle	Contractual
	Long-term	Operating	Facility	Cash
	Debt	Leases	Leases	Obligations

Less than 1 year	$16,572	$1,866	$359	$18,797
1-3 years	66,207	2,868	742	69,817
3-5 years	111	284	878	1,273
After 5 years	2,538	--	1,401	3,939

	$85,428	$5,018	$3,380	$93,826

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

The company has $3.6 million in outstanding letters of credit, which expire on March 31, 2008 with an automatic one-year renewal, to secure potential obligations under insurance programs.

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

	Fixed	Variable
	Rate	Rate
Twelve Month Period Ending	Debt	Debt
	(in thousands)

June 30, 2008	$--	$16,572
June 30, 2009	--	16,976
June 30, 2010	--	49,231
June 30, 2011	--	111
June 30, 2012	1,719	819

	$1,719	$83,709

During the fourth quarter of 2005, the company amended its senior secured credit facility. Terms of the agreement currently provide for $40.0 million of term loans and $130.0 million of availability under a revolving credit line. As of June 30, 2007, the company had $81.0 million outstanding under its senior banking facility, including $41.0 million of borrowings under the revolving credit line. The company also had $3.6 million in outstanding letters of credit, which reduced the borrowing availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate of 1.00% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate for short-term borrowings. At June 30, 2007, the average interest rate on the senior debt amounted to 7.08%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.20% as of June 30, 2007.

In August 2006, the company completed its acquisition of Houno A/S in Denmark.  This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  As of June 30, 2007 these facilities amounted to $4.4 million in US dollars, including $1.5 million outstanding under a revolving credit facility, $2.1 million of a term loan and $0.8 million of a long term mortgage note.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 5.8% on June 30, 2007. The term loan matures in 2013 and the interest rate is assessed at 5.62%.  The long-term mortgage note matures in March 2023 and is assessed interest at a fixed rate of 5.19%.

In December 2005, the company entered into a $3.2 million U.S. Dollar secured term loan at its subsidiary in Spain. This loan amortizes in equal monthly installments over a four year period ending December 31, 2009. As of June 30, 2007, the company had fully repaid the borrowings remaining under this loan.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In January 2005, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swaps one-month LIBOR for a fixed rate of 3.78%. The notional amount amortizes consistent with the repayment schedule of the company's term loan maturing November 2009. The unamortized notational amount of this swap as of June 30, 2007 was $40.0 million. In January 2006, the company entered into an interest rate swap for a notional amount of $10.0 million maturing on December 31, 2009. This agreement swaps one-month LIBOR for a fixed rate of 5.03%.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At June 30, 2007, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

In January 2005, the company entered into an interest rate swap with a notional amount of $70.0 million to fix the interest rate applicable to certain of its variable-rate debt. The notional amount of the swap amortizes consistent with the repayment schedule of the company's senior term loan maturing in November 2009. The agreement swaps one-month LIBOR for a fixed rate of 3.78% and is in effect through November 2009. The interest rate swap has been designated a cash flow hedge, and in accordance with SFAS No. 133 the changes in fair value are recorded as a component of accumulated other comprehensive income. As of June 30, 2007, the fair value of this instrument was $0.8 million. The change in fair value of this swap agreement in the first six months of 2007 was a loss of $0.2 million, net of $0.1 million of taxes. In January 2006, the company entered into an interest rate swap agreement for a notional amount of $10.0 million maturing on December 21, 2009. This agreement swaps one month LIBOR for a fixed rate of 5.03%. The interest rate swap has been designated a cash flow hedge, and in accordance with SFAS No. 133 the changes in fair value are recorded as a component of accumulated other comprehensive income. As of June 30, 2007, the fair value of this instrument was less than $0.1 million. The change in fair value of this swap agreement in the first six months of 2007 was a gain of less than $0.1 million.

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

As of June 30, 2007, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended June 30, 2007, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the six months ended June 30, 2007, except as follows:

Item 1A. Risk Factors

There have been no material changes in the risk factors as set forth in the company's 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In July 1998, the company's Board of Directors adopted a stock repurchase program that authorized the purchase of common shares in open market purchases. As of June 30, 2007, 952,999 shares had been purchased under the 1998 stock repurchase program. As of June 30, 2007, 1,694,002 shares are authorized for purchase under the stock repurchase program.  No shares were repurchased by the company during the six month period ended June 30, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

On May 3, 2007, the company held its 2007 Annual Meeting of Stockholders. The following persons were elected as directors to hold office until the 2008 Annual Meeting of Stockholders: Selim A. Bassoul, Robert B. Lamb, Ryan Levenson, John R. Miller III, Gordon O'Brien, Philip G. Putnam, Sabin C. Streeter and Robert L. Yohe, The number of shares cast for, withheld and abstained with respect to each of the nominees were as follows:

Nominee	For	Withheld	Abstained
Bassoul	5,006,660	2.425,394	0
Lamb	7,306,180	125,874	0
Levenson	7,278,329	153,725	0
Miller	7,203,755	228,229	0
O'Brien	7.278,579	153,475	0
Putnam	7.231.579	200,475	0
Streeter	7,231,796	200,258	0
Yohe	7,210,855	221,199	0

The stockholders voted to approve the ratification of the selection of Deloitte and Touche LLP as independent auditors for the company for the fiscal year ending December 29, 2007. 7,306,660 shares were cast for such election, 125,394 shares were cast against such election, and 570,714 shares abstained.

The stockholders voted to approve an amendment to the Restated Certificate of Incorporation. 7,080,731 shares were cast for election. 341,873 shares were cast against such election, and 9,450 shares abstained.

The stockholders voted to approve the 2007 Stock Incentive Plan. 7,097,348 shares were cast for election, 330,188 shares were cast against such election, and 4,518 shares abstained.

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

THE MIDDLEBY CORPORATION
(Registrant)
Date August 9, 2007___________	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald Vice President, Chief Financial Officer