Form 10-Q
period 2007-09-29
MIDDLEBY CORP
filed 2007-11-08
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2007

or
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
Yes ☐ No ☒

As of November 2, 2007, there were 16,730,888 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 29, 2007

INDEX

DESCRIPTION		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	CONDENSED CONSOLIDATED BALANCE SHEETS	1
	September 29, 2007 and December 30, 2006

	CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS	2
	September 29, 2007 and September 30, 2006

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	3
	September 29, 2007 and September 30, 2006

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6.	Exhibits	32

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)
(Unaudited)

	Sep. 29, 2007	Dec. 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,616	$3,534
Accounts receivable, net of reserve for doubtful accounts of $6,483 and $5,101	69,698	51,580
Inventories, net	68,325	47,292
Prepaid expenses and other	8,156	3,289
Prepaid taxes	977	1,129
Current deferred taxes	11,449	10,851
Total current assets	166,221	117,675
Property, plant and equipment, net of accumulated depreciation of $39,825 and $37,006	36,141	28,534
Goodwill	129,241	101,258
Other intangibles	53,844	35,306
Other assets	1,849	2,249
Total assets	$387,296	$285,022

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$16,765	$16,838
Accounts payable	32,825	19,689
Accrued expenses	84,236	69,636
Total current liabilities	133,826	106,163
Long-term debt	91,083	65,964
Long-term deferred tax liability	5,240	5,867
Other non-current liabilities	9,456	6,455
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.005 par value; 47,500,000 shares authorized; 20,585,932 and 23,615,534 shares issued in 2007 and 2006, respectively	119	117
Paid-in capital	84,842	73,743
Treasury stock at cost; 3,855,044 shares in 2007 and 2006, respectively	(89,641)	(89,641)
Retained earnings	151,640	115,917
Accumulated other comprehensive income	732	437
Total stockholders' equity	147,691	100,573
Total liabilities and stockholders' equity	$387,296	$285,022

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep. 29, 2007	Sep. 30, 2006	Sep. 29, 2007	Sep. 30, 2006

Net sales	$135,996	$103,239	$354,939	$304,837
Cost of sales	84,600	62,664	217,552	187,011
Gross profit	51,396	40,575	137,387	117,826
Selling expenses	13,507	10,009	36,575	30,901
General and administrative expenses	12,465	9,545	35,380	30,477
Income from operations	25,424	21,021	65,432	56,448
Net interest expense and deferred financing amortization	1,621	1,618	4,138	5,445
Other (income) expense, net	(316)	(37)	(1,053)	35
Earnings before income taxes	24,119	19,440	62,347	50,968
Provision for income taxes	10,063	7,263	24,989	19,650
Net earnings	$14,056	$12,177	$37,358	$31,318

Net earnings per share:
Basic	$0.89	$0.80	$2.39	$2.05
Diluted	$0.83	$0.74	$2.22	$1.90

Weighted average number of shares
Basic	15,743	15,290	15,632	15,258
Dilutive stock options[1,2]	1,191	1,206	1,225	1,256
Diluted	16,934	16,496	16,857	16,514

[1]	There were no anti-dilutive stock options excluded from common stock equivalents for the three and nine month periods ended September 29, 2007.

[2]	There were 7,000 anti-dilutive stock options excluded from common stock equivalents in the three and nine months ended September 30, 2006.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	Sep. 29, 2007	Sep. 30, 2006

Cash flows from operating activities-
Net earnings	$37,358	$31,318

Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	4,850	3,643
Deferred taxes	1,417	249
Non-cash share-based compensation	5,540	3,416
Cash effects of changes in -
Accounts receivable, net	(5,674)	(11,972)
Inventories, net	(2,992)	(3,145)
Prepaid expenses and other assets	(4,576)	3,186
Accounts payable	6,866	290
Accrued expenses and other liabilities	3,195	6,379

Net cash provided by (used in) operating activities	45,984	33,364

Cash flows from investing activities-
Net additions to property and equipment	(1,689)	(1,236)
Acquisition of Alkar	—	(1,500)
Acquisition of Houno	(179)	(4,939)
Acquisition of Jade	(7,779)	—
Acquisition of Carter Hoffmann	(16,152)	—
Acquisition of MP Equipment	(15,193)	—
Acquisition of Wells Bloomfield	(28,805)	—
Net cash (used in) investing activities	(69,797)	(7,675)

Cash flows from financing activities-
Net proceeds (repayments) under revolving credit facilities	36,750	(16,500)
Repayments under senior secured bank notes	(11,250)	(9,375)
Repayments under foreign bank loan	(822)	—
Repayments under note agreement	—	(2,145)
Net proceeds from stock issuances	3,121	1,284

Net cash provided by (used in) financing activities	27,799	(26,736)

Effect of exchange rates on cash and cash equivalents	94	121

Cash acquired in acquisition	2	43

Changes in cash and cash equivalents-

Net increase (decrease) in cash and cash equivalents	4,082	(883)

Cash and cash equivalents at beginning of year	3,534	3,908

Cash and cash equivalents at end of quarter	$7,616	$3,025

Supplemental disclosure of cash flow information:
Interest paid	$3,844	$4,898
Income tax payments	$24,815	$8,557

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2007
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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 29, 2007 and December 30, 2006, and the results of operations for the three and nine months ended September 29, 2007 and September 30, 2006 and cash flows for the nine months ended September 29, 2007 and September 30, 2006.

B) Share-Based Compensation

Share-based compensation expense is calculated by estimating the fair value of market based stock awards and stock options at the time of grant and amortized over the stock options’ vesting period. Share-based compensation expense was $2.2 million and $1.2 million for the third quarter of 2007 and 2006, respectively. Share-based compensation was $5.5 million and $3.4 million for the nine month periods ended September 29, 2007 and September 30, 2006, respectively.

C) Income Tax Contingencies

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within 12 months of the reporting date. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The company adopted the provisions of FIN 48 on the first day of fiscal 2007 (December 31, 2006), as required.

The following table indicates the effect of the application of FIN 48 on individual line items in the Consolidated Balance Sheet as of the adoption date (dollars in thousands).

	Before		After
	FIN 48	Adjustment	FIN 48

Accrued liabilities	$69,636	$(5,395)	$64,241
Other non-current liabilities	$6,455	$7,030	$13,485
Retained earnings	$115,917	$(1,635)	$114,282

The company operates in multiple taxing jurisdictions, both within the United States and outside of the United States, and faces audits from various tax authorities regarding transfer pricing, the deductibility of certain expenses, intercompany transactions as well as other matters. As of the adoption date, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $5.7 million (of which the entire amount would impact the effective tax rate if recognized) plus approximately $0.5 million of accrued interest and $0.8 million of penalties. As of September 29, 2007, the corresponding balance of liability for unrecognized tax benefits is approximately $6.0 million plus approximately $0.7 million of accrued interest and $0.8 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense, which is consistent with reporting in prior periods.

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

United States – federal	2004 - 2006
United States – states	2003 - 2006
China	2006
Denmark	2006
Mexico	2006
Philippines	2004 - 2006
South Korea	2004 - 2006
Spain	2003 - 2006
Taiwan	2005 - 2006
United Kingdom	2006

The company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 29, 2008.

2)	Acquisitions and Purchase Accounting

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

The allocation of cash paid for the Houno acquisition is summarized as follows (in thousands):

	Aug. 31, 2006	Adjustments	Sep. 29, 2007
Current assets	$4,325	$(287)	$4,038
Property, plant and equipment	4,371	—	4,371
Goodwill	1,287	799	2,086
Other intangibles	1,139	(199)	940
Other assets	92	—	92
Current liabilities	(3,061)	(134)	(3,195)
Long-term debt	(2,858)	—	(2,858)
Long-term deferred tax liability	(356)	—	(356)

Total cash paid	$4,939	$179	$5,118

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

Jade

On April 1, 2007, the company completed its acquisition of the assets and operations of Jade Product Company (“Jade”), a leading manufacturer of commercial and residential cooking equipment from Maytag Corporation ("Maytag") for an aggregate purchase price of $7.4 million in cash. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreement.

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

The preliminary allocation of cash paid for the Jade acquisition is summarized as follows (in thousands):

	Apr. 1, 2007	Adjustments	Sep. 29, 2007
Current assets	$6,727	$(2,605)	$4,122
Property, plant and equipment	2,029	—	2,029
Goodwill	250	3,430	3,680
Other intangibles	1,590	—	1,590
Current liabilities	(3,205)	(437)	(3,642)

Total cash paid	$7,391	$388	$7,779

The goodwill and $1.4 million of other intangibles which are comprised of the tradename, associated with the Jade acquisition, are subject to the non-amortization provisions of SFAS No. 142 from the date of acquisition. Other intangibles of $0.2 million allocated to customer relationships are to be amortized over a periods of 10 years. Goodwill and other intangibles of Jade are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

Carter-Hoffmann

On June 29, 2007, the company completed its acquisition of the assets and operations of Carter-Hoffmann (“Carter-Hoffmann”), a leading manufacturer of commercial cooking and warming equipment, from Carrier Commercial Refrigeration Inc., a subsidiary of Carrier Corporation, which is a unit of United Technologies Corporation, for an aggregate purchase price of $15.9 million in cash.

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

The preliminary allocation of cash paid for the Carter-Hoffmann acquisition is summarized as follows (in thousands):

	Jun. 29, 2007	Adjustments	Sep. 29, 2007
Current assets	$7,912	$(2,026)	$5,886
Property, plant and equipment	2,264	—	2,264
Goodwill	9,452	(900)	8,552
Other intangibles	—	3,910	3,910
Current liabilities	(3,646)	(760)	(4,406)
Other non-current liabilities	(54)	—	(54)

Total cash paid	$15,928	$224	$16,152

The goodwill and $2.3 million of other intangibles, which are comprised of the trade name, associated with the Carter-Hoffmann acquisition is subject to the non-amortization provisions of SFAS No. 142 from the date of acquisition. Other intangibles of $1.6 million allocated to customer relationships are to be amortized over a period of 4 years. Goodwill and other intangibles of Carter-Hoffmann are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

MP Equipment

On July 2, 2007, the company completed its acquisition of the assets and operations of MP Equipment (“MP Equipment”), a leading manufacturer of food processing equipment for a purchase price of $15.0 million in cash. An additional deferred payment of $2.0 million is also due to the seller at the earlier of three years or upon the achievement of reaching certain profit targets. An additional contingent payment of $1.0 million is also payable if the business reaches certain target profits.

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

The preliminary allocation of cash paid for the MP Equipment acquisition is summarized as follows (in thousands):

Jul 2, 2007
Current assets	$5,315
Property, plant and equipment	297
Goodwill	9,290
Other intangibles	6,420
Other assets	16
Current liabilities	(4,018)
Other non-current liabilities	(2,127)

Total cash paid	$15,193

The goodwill and $3.3 million of other intangibles, which are comprised of the trade name, associated with the MP Equipment acquisition is subject to the non-amortization provisions of SFAS No. 142 from the date of acquisition. Other intangibles also includes $1.0 million allocated to backlog, $0.3 million allocated to developed technology and $1.9 million allocated to customer relationships which are to be amortized over periods of 6 months, 5 years and 5 years, respectively. Goodwill and other intangibles of MP Equipment are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

Wells Bloomfield

On August 3, 2007, the company completed its acquisition of the assets and operations of Wells Bloomfield (“Wells Bloomfield”), a leading manufacturer of commercial cooking and beverage equipment from Carrier Commercial Refrigeration Inc., a subsidiary of Carrier Corporation, which is a unit of United Technologies Corporation, for an aggregate purchase price of $28.4 million in cash. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreement.

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

The preliminary allocation of cash paid for the Wells Bloomfield acquisition is summarized as follows (in thousands):

Aug. 3, 2007
Cash	$2
Current assets	15,133
Property, plant and equipment	3,961
Goodwill	5,835
Other intangibles	8,130
Other assets	21
Current liabilities	(4,277)
Other non-current liabilities	—

Total cash paid	$28,805

The goodwill and $5.0 million of other intangibles, which are comprised of the trade name, associated with the Wells Bloomfield acquisition is subject to the non-amortization provisions of SFAS No. 142 from the date of acquisition. Other intangibles of $3.1 million allocated to customer relationships are to be amortized over a period of 4 years. Goodwill and other intangibles of Wells Bloomfield are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sep. 29, 2007	Sep. 30, 2006	Sep. 29, 2007	Sep. 30, 2006

Net earnings.	$14,056	$12,177	$37,358	$31,318
Currency translation adjustment	320	90	596	354
Unrealized gain (loss) on interest rate swaps	(202)	(344)	(301)	(134)

Comprehensive income	$14,174	$11,923	$37,653	$31,538

Accumulated other comprehensive income is comprised of minimum pension liability of $(1.0) million, net of taxes of $(0.7) million, as of September 29, 2007 and December 30, 2006, foreign currency translation adjustments of $1.5 million as of September 29, 2007 and $0.9 million as of December 30, 2006, and an unrealized gain on interest rate swaps of $0.3 million, net of taxes of $0.2 million, as of September 29, 2007 and $0.6 million, net of taxes of $0.4 million, as of December 30, 2006.

7)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $14.1 million at September 29, 2007 and $16.9 million at December 30, 2006 and represented approximately 21% and 36% of the total inventory in each respective period. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at September 29, 2007 and December 30, 2006 are as follows:

	Sep. 29, 2007	Dec. 30, 2006
	(in thousands)
Raw materials and parts	$24,285	$15,795
Work-in-process	13,440	6,642
Finished goods	31,773	25,127

	69,498	47,564
LIFO adjustment	(1,172)	(272)

	$68,326	$47,292

8)	Accrued Expenses

Accrued expenses consist of the following:

	Sep. 29, 2007	Dec, 30, 2006
	(in thousands)

Accrued payroll and related expenses	$18,010	$16,564
Accrued customer rebates	13,383	13,119
Accrued warranty	12,453	11,292
Advance customer deposits	7,217	3,615
Accrued product liability and workers comp	6,425	4,361
Accrued commissions	4,696	2,471
Accrued professional services	3,159	2,523
Other accrued expenses	18,893	15,691

	$84,236	$69,636

9)	Warranty Costs

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

A rollforward of the warranty reserve is as follows:

Nine Months Ended
Sep. 29, 2007
(in thousands)

Beginning balance	$11,292
Warranty reserve related to acquisitions	1,454
Warranty expense	7,344
Warranty claims	(7,637)
Ending balance	$12,453

10)	Financing Arrangements

	Sep. 29, 2007	Dec. 30, 2006
	(in thousands)

Senior secured revolving credit line	$66,850	$30,100
Senior secured bank term loans	36,250	47,500
Foreign loan	4,748	5,202
Total debt	$107,848	$82,802

Less: Current maturities of long-term debt	16,765	16,838

Long-term debt	$91,083	$65,964

During the fourth quarter of 2005, the company amended its senior secured credit facility. Terms of the agreement currently provide for $36.3 million of term loans and $130.0 million of availability under a revolving credit line. As of September 29, 2007, the company had $103.1 million outstanding under its senior banking facility, including $66.8 million of borrowings under the revolving credit line. The company also had $5.1 million in outstanding letters of credit, which reduced the borrowing availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate of 1.0% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate for short term borrowings. At September 29, 2007, the average interest rate on the senior debt amounted to 6.46%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.20% as of September 29, 2007.

In August 2006, the company completed its acquisition of Houno in Denmark.  This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  As of September 29, 2007, these facilities amounted to $4.7 million in U.S. dollars, including $1.6 million outstanding under a revolving credit facility, $2.2 million of a term loan and $0.9 million of a long term mortgage note.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 5.65% on September 29, 2007. The term loan matures in 2013 and the interest rate is assessed at 5.62%. The long-term mortgage note matures in March 2023 and is assessed interest at a fixed rate of 5.19%.

In December 2005, the company entered into a $3.2 million U.S. dollar secured term loan at its subsidiary in Spain. As of September 29, 2007, the company had fully repaid the borrowings under this loan.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In January 2005, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swaps one-month LIBOR for a fixed rate of 3.78%. The notional amount amortizes consistent with the repayment schedule of the company's term loan maturing November 2009. The unamortized notional amount of this swap as of September 29, 2007 was $36.3 million. In January 2006, the company entered into an interest rate swap agreement for a notional amount of $10.0 million maturing on December 21, 2009. This agreement swaps one-month LIBOR for a fixed rate of 5.03%.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At September 29, 2007, the company was in compliance with all covenants pursuant to its borrowing agreements.

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

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of September 29, 2007 the company had no forward contracts outstanding.

Interest Rate: In January 2005, the company entered into an interest rate swap with a notional amount of $70.0 million to fix the interest rate applicable to certain of its variable-rate debt. The notional amount of the swap amortizes consistent with the repayment schedule of the company's senior term loan maturing in November 2009. As of September 29, 2007, the unamortized balance of the interest rate swap was $36.3 million. The agreement swaps one-month LIBOR for a fixed rate of 3.78% and is in effect through November 2009. The company designated the swap as a cash flow hedge at its inception and all changes in the fair value of the swap are recognized in accumulated other comprehensive income. As of September 29, 2007, the fair value of this instrument was $0.4 million. The change in fair value of this swap agreement in the first nine months of 2007 was a loss of $0.4 million, net of taxes.

In January 2006, the company entered into another interest rate swap with a notional amount of $10.0 million to fix the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for a fixed rate of 5.03% and is in effect through December 2009. The company designated the swap a cash flow hedge at is inception and all changes in fair value of the swap are recognized in accumulated other comprehensive income. As of September 29, 2007, the fair value of this instrument was $0.1 million. The change in fair value of this swap agreement in the first nine months of 2007 was a gain of $0.1 million, net of taxes.

12)	Segment Information

The company operates in three reportable operating segments defined by management reporting structure and operating activities.

The Commercial Foodservice Equipment business group manufactures cooking equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in California, Illinois, Michigan, Nevada, New Hampshire, North Carolina, Vermont, Denmark and the Philippines. The Commercial Foodservice Equipment group manufactures conveyor ovens, convection ovens, fryers, ranges, toasters, combi ovens, steamers, broilers, deck ovens, baking ovens, proofers, beverage systems and beverage dispensing equipment, counter-top cooking and warming equipment. This business segment’s principal product lines include Middleby Marshall® and CTX® conveyor oven equipment, Blodgett® convection ovens, conveyor ovens, deck oven equipment, Blodgett Combi® cooking equipment, Blodgett Range® ranges, Nu-Vu® baking ovens and proofers, Pitco Frialator® fryer equipment, Southbend® ranges, convection ovens and heavy-duty cooking equipment, Toastmaster® toasters and counterline cooking and warming equipment, Jade Range® ranges and ovens, Carter Hoffmann® warming, holding and transporting equipment, Bloomfield® beverage systems and beverage dispensing equipment, Wells® convection ovens, counterline cooking equipment and ventless cooking systems, Houno® combi-ovens and baking ovens and MagiKitch'n® charbroilers and catering equipment.

The Food Processing Equipment business group manufactures cooking and packaging equipment for the food processing industry. This business segment has manufacturing facilities in Georgia and Wisconsin. Its principal products include Alkar® batch ovens, conveyorized ovens and continuous process ovens, RapidPak® food packaging machinery and MP Equipment® breading, battering, mixing, forming, and slicing equipment.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Sep. 29, 2007		Sep. 30, 2006		Sep. 29, 2007		Sep. 30, 2006
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice	$109,667	80.6	$81,500	78.9	290,597	81.9	243,940	80.0
Food Processing	20,780	15.3	15,389	14.9	46,329	13.0	43,909	14.4
International Distribution(1)	15,059	11.1	14,023	13.6	43,156	12.2	41,602	13.6

Intercompany sales (2)	(9,510)	(7.0)	(7,673)	(7.4)	(25,143)	(7.1)	(24,614)	(8.0)
Total	$135,996	100.0%	$103,239	100.0%	$354,939	100.0%	$304,837	100.0%

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Represents the elimination of sales from the Commercial Foodservice Equipment Group to the International Distribution Division.

The following table summarizes the results of operations for the company's business segments(1)(in thousands):

	Commercial	Food	International	Corporate
	Foodservice	Processing	Distribution	and Other(2)	Eliminations(3)	Total
Three months ended September 29, 2007
Net sales	$109,667	$20,780	$15,059	$—	$(9,510)	$135,996
Operating income	25,155	4,009	1,245	(5,267)	282	25,424
Depreciation expense	898	131	41	36	—	1,106
Net capital expenditures	508	53	52	7	—	620

Nine months ended September 29, 2007
Net sales	$290,597	$46,329	$43,156	$—	$(25,143)	$354,939
Operating income	69,234	10,026	3,227	(17,748)	693	65,432
Depreciation expense	2,401	381	125	109	—	3,016
Net capital expenditures	1,436	65	107	81	—	1,689

Total assets	280,999	73,931	28,741	11,741	(8,116)	387,296
Long-lived assets(4)	166,241	43,948	456	10,430	—	221,075

Three months ended September 30, 2006
Net sales	$81,500	$15,389	$14,023	$—	$(7,673)	$103,239
Operating income	22,032	3,302	694	(5,150)	143	21,021
Depreciation expense	657	132	63	32	—	884
Net capital expenditures	291	6	51	3	—	351

Nine months ended September 30, 2006
Net sales	$243,940	$43,909	$41,602	$—	$(24,614)	$304,837
Operating income	64,205	5,866	2,558	(15,629)	(552)	56,448
Depreciation expense	2,020	408	133	30	—	2,591
Net capital expenditures	734	101	99	302	—	1,236

Total assets	206,447	48,318	26,960	7,856	(6,119)	283,462
Long-lived assets(4)	130,382	25,964	486	9,801	—	166,633

(1)
Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expenses items outside of income from operations.

(2)	Includes corporate and other general company assets and operations.

(3)
Includes elimination of intercompany sales, profit in inventory and intercompany receivables. Intercompany sale transactions are predominantly from the Commercial Foodservice Equipment Group to the International Distribution Division.

(4)
Long-lived assets of the Commercial Foodservice Equipment Group includes assets located in the Philippines which amounted to $1,937 and $2,009 in 2007 and 2006, respectively and assets located in Denmark which amounted to $1,645 in 2007 and $1,688 in 2006 .

Net sales by major geographic region, including those sales from the Commercial Foodservice Equipment Group direct to international customers, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sep. 29, 2007	Sep. 30, 2006	Sep. 29, 2007	Sep. 30, 2006

United States and Canada	$109,291	$84,035	$286,832	$248,802

Asia	10,003	5,932	2,645	19,488

Europe and Middle East	11,994	9,028	35,266	23,770

Latin America	4,708	4,244	11,196	12,777

Net sales	$135,996	$103,239	$354,939	$304,837

13)	Employee Retirement Plans

(a) Pension Plans

The company maintains a non-contributory defined benefit plan for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 30, 2002 and no further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 30, 2002 upon reaching retirement age. The employees participating in the defined benefit plan were enrolled in a newly established 401K savings plan on September 30, 2002, further described below.

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

Contributions under the union plan are funded in accordance with provisions of The Employee Retirement Income Security Act of 1974. Expected contributions to be made in 2007 are $46,000, of which $46,000 was funded during the nine-month period ended September 29, 2007. Contributions to the directors' plan are based upon actual retirement benefits as they retire.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Sep. 29, 2007		Sep. 30, 2006		Sep. 29, 2007		Sep. 30, 2006
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice	$109,667	80.6	$81,500	78.9	290,597	81.9	243,940	80.0
Food Processing	20,780	15.3	15,389	14.9	46,329	13.0	43,909	14.4
International Distribution(1)	15,059	11.1	14,023	13.6	43,156	12.2	41,602	13.6

Intercompany sales (2)	(9,510)	(7.0)	(7,673)	(7.4)	(25,143)	(7.1)	(24,614)	(8.0)
Total	$135,996	100.0%	$103,239	100.0%	$354,939	100.0%	$304,837	100.0%

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Represents the elimination of sales from the Commercial Foodservice Equipment Group to the International Distribution Division.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended		Nine Months Ended
	Sep. 29, 2007	Sep. 30, 2006	Sep. 29, 2007	Sep. 30, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.2	60.7	61.3	61.3
Gross profit	37.8	39.3	38.7	38.7
Selling, general and administrative expenses	19.1	18.9	20.3	20.2
Income from operations	18.7	20.4	18.4	18.5
Net interest expense and deferred financing amortization	1.2	1.6	1.2	1.8
Other (income) expense, net	(0.2)	–	(0.3)	–
Earnings before income taxes	17.7	18.8	17.5	16.7
Provision for income taxes	7.4	7.0	7.0	6.4
Net earnings	10.3%	11.8%	10.5%	10.3%

Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006

NET SALES. Net sales for the third quarter of fiscal 2007 were $136.0 million as compared to $103.2 million in the third quarter of 2006.

Net sales at the Commercial Foodservice Equipment Group amounted to $111.4 million in the third quarter of 2007 as compared to $82.6 million in the prior year quarter.

Net sales from the acquisitions of Houno, Jade, Carter-Hoffmann and Wells Bloomfield which were acquired on August 31, 2006. April 1, 2007, June 29, 2007 and August 3, 2007 respectively, accounted for an increase of $21.8 million during the third quarter of 2007.

Net sales of conveyor ovens were $0.4 million lower than the prior year third quarter due to a work stoppage that occurred at the Elgin, Illinois production facility that began on May 17, 2007 after the unionized workforce failed to ratify a final contract proposal of an expired collective bargaining agreement.  On July 30, 2007, the company announced it had entered into a new collective bargaining agreement with its Elgin, Illinois unionized workforce bringing an end to the work stoppage.

Excluding the impact of acquisitions and the sales of conveyor ovens impacted by the work stoppage, net sales of commercial foodservice equipment increased $6.4 million driven by increased sales of combi-ovens, convection ovens, and ranges, reflecting the impact of new product introductions and price increases.

Net sales for the Food Processing Equipment Group amounted to $20.8 million in the third quarter of 2007 as compared to $15.4 million in the prior year quarter. Net sales of MP Equipment, which was acquired on July 2, 2007, accounted for an increase of $6.6 million. Excluding the impact of acquisitions, net sales of food processing equipment decreased $1.6 million due to acquisition integration initiatives put in place to eliminate low margin and unprofitable sales.

Net sales at the International Distribution Division increased by $1.0 million to $15.1 million, reflecting higher sales in Asia, Europe and Latin America.

GROSS PROFIT. Gross profit increased to $51.4 million in the third quarter of 2007 from $40.6 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate was 37.8% in the third quarter of 2007 as compared to 39.3% in the prior year quarter. The net decrease in the gross margin rate reflects:

•	Lower margins at the Elgin, Illinois manufacturing facility which was adversely impacted by the work stoppage.

•	The adverse impact of steel costs which have risen significantly from the prior year quarter.

•	Lower margins the newly acquired Jade, Carter-Hoffmann, MP Equipment and Wells Bloomfield operations which are in the process of being integrated within the company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $19.6 million in the third quarter of 2006 to $26.0 million in the third quarter of 2007. As a percentage of net sales, operating expenses increased from 18.9% in the third quarter of 2006 to 19.1% in the third quarter of 2007. Selling expenses increased from $10.0 million in the third quarter of 2006 to $13.5 million in the third quarter of 2007, reflecting $3.1 million of incremental costs associated with the acquisitions of Houno, completed in August 2006, Jade completed on April 1, 2007, Carter-Hoffmann, completed June 29, 2007, MP Equipment, completed July 2, 2007 and Wells Bloomfield, completed August 3, 2007. General and administrative expenses increased from $9.5 million in the third quarter of 2006 to $12.5 million in the third quarter of 2007. General and administrative expenses reflects $2.1 million of costs associated with the acquired operations of Houno, Jade, Carter-Hoffmann, MP Equipment and Wells Bloomfield. Increased general and administrative costs also include increased incentive compensation costs.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs of $1.6 million in the third quarter of 2007 remained consistent with the third quarter of 2006, as the benefit of lower debt balances was offset in part by higher interest rates. Other income of $0.3 million in the third quarter of 2007 compared favorably to other income of less than $0.1 million in the prior year third quarter and was comprised primarily of foreign exchange gains.

INCOME TAXES. A tax provision of $10.1 million, at an effective rate of 42%, was recorded during the third quarter of 2007, as compared to a $7.3 million provision at a 37% effective rate in the prior year quarter. The 2007 third quarter provision included increased reserves for state tax audits and exposures.

Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006

NET SALES. Net sales for the nine-month period ended September 29, 2007 were $354.9 million as compared to $304.8 in the nine-month period ended September 30, 2006.

Net sales at the Commercial Foodservice Equipment Group amounted to $295.0 million in the nine-month period ended September 29, 2007 as compared to $247.7 million in the nine-month period ended September 30, 2006.

Net sales from the acquisitions of Houno, Jade, Carter-Hoffmann and Wells Bloomfield which were acquired on August 31, 2006, April 1, 2007, June 29, 2007 and August 3, 2007 respectively, accounted for an increase of $32.7 million during the first nine months of 2007.

Net sales of conveyor ovens increased $0.8 million in the nine-month period ended September 29, 2007 as compared to the nine-month period ended September 30, 2006. Net sales of conveyor ovens had increased $4.5 million in the first quarter of 2007 as compared to the 2006 first quarter due to increased sales of new product, and decreased $3.7 million in the combined second and third quarters due to a work stoppage that occurred at the Elgin, Illinois production facility that began on May 17, 2007 after the unionized workforce failed to ratify a final contract proposal of an expired collective bargaining agreement.  On July 30, 2007, subsequent to the end of the second quarter the company announced it had entered into a new collective bargaining agreement with its Elgin, Illinois unionized workforce bringing an end to the work stoppage.

Excluding the impact of acquisitions and the decrease in sales of conveyor ovens impacted by the work stoppage, net sales of commercial foodservice equipment increased $26.7 million for the nine-month period ended September 29, 2007 compared to the nine-month period ended September 30, 2006.  The net increase includes increased sales of combi-ovens, convection ovens, fryers and ranges, reflecting the impact of new product introductions and price increases.

Net sales for the Food Processing Equipment Group amounted to $46.3 million for the nine-month period ended September 29, 2007 as compared to $43.9 million for the prior year period. Net sales of MP Equipment, which was acquired on July 2, 2007, accounted for an increase of $6.6 million. Excluding the impact of acquisitions, net sales of food processing equipment decreased $4.2 million due to acquisition integration initiatives put in place to eliminate low margin and unprofitable sales.

Net sales at the International Distribution Division increased from $41.6 million for the nine-month period ended September 30, 2006 to $43.2 million for the nine-month period ended September 29, 2007, reflecting higher sales in Europe and Asia, which more than offset a decline in sales in Mexico. International sales benefited from expansion of the U.S. chains overseas and increased business with local and regional restaurant chains in developing markets.

GROSS PROFIT. Gross profit increased to $137.4 million for the nine-month period ended September 29, 2007 from $117.81 million in the nine-month period, ended September 30, 2006, reflecting the impact of higher sales volumes. The gross margin rate was 38.7% for the nine-month period ended September 29, 2007 and remained consistent with the nine-month period ended September 30, 2006. The gross margin rate reflects:

•	Lower margins at the Elgin, Illinois manufacturing facility which was adversely impacted by the work stoppage.

•	The adverse impact of steel costs which have risen significantly from the prior year quarter.

•	Lower margins at the newly acquired Jade, Carter-Hoffmann, MP Equipment and Wells Bloomfield operations which are in the process of being integrated within the company.

•	Improved margins at the Food Processing Equipment Group, which was acquired in December 2005, resulting from cost reduction initiatives and elimination of unprofitable sales.

•	Increased sales volumes that benefited manufacturing efficiencies and provided for greater leverage of fixed manufacturing costs.

•	Higher margins associated with new product sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $61.4 million in the nine-month period ended September 30, 2006 to $72.0 million in the nine-month period ended September 29, 2007. As a percentage of net sales, operating expenses increased from 20.2% in the nine-month period ended September 30, 2006, to 20.3% in the nine-month period ended September 29, 2007. Selling expenses increased from $30.9 million in the nine-month period ended September 30, 2006, to $36.6 million in the nine-month period ended September 29, 2007, reflecting $4.6 million of increased costs associated with the newly acquired operations of Houno, Jade, Carter-Hoffmann, MP Equipment and Wells Bloomfield and $1.3 million of higher commission costs associated with the increased sales volumes. General and administrative expenses increased from $30.5 million in the nine-month period ended September 30, 2006, to $35.4 million in the nine-month period ended September 29, 2007, which includes increased costs of $2.9 million associated with the newly acquired operations of Houno, Jade, Carter-Hoffmann, MP Equipment and Wells Bloomfield. General and administrative expenses also includes increased employee incentive performance costs.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs decreased to $4.1 million for the nine-month period ended September 29, 2007 from $5.4 million in the prior year period, as the benefit of lower debt balances were offset in part by higher interest rates. Other income was $1.1 million for the nine-month period ended September 29, 2007, which primarily consisted of foreign exchange gains, compared to other expense of less than $0.1 million for the nine-month period ended September 30, 2006.

INCOME TAXES. A tax provision of $25.0 million, at an effective rate of 40%, was recorded for the first nine months of 2007 as compared to a $19.6 million provision at a 39% effective rate in the prior year period.

Financial Condition and Liquidity

During the nine months ended September 29, 2007, cash and cash equivalents increased by $4.1 million to $7.6 million at September 29, 2007 from $3.5 million at December 30, 2006. Net borrowings increased from $82.8 million at December 30, 2006 to $107.8 million at September 29, 2007.

OPERATING ACTIVITIES. Net cash provided operating activities was $46.0 million for the nine-month period ended September 29, 2007 compared to $33.4 million for the nine-month period ended September 30, 2006.

During the nine months ended September 29, 2007, working capital levels increased due to the higher sales volumes and increased seasonal working capital needs. The changes in working capital included a $5.7 increase in accounts receivable, a $3.0 million increase in inventory, a $4.6 million increase in prepaid expenses and other assets, a $6.9 million increase in accounts payable and a $3.2 million increase in accrued expenses and non-current liabilities.

INVESTING ACTIVITIES. During the nine months ended September 29, 2007, net cash used in investing activities amounted to $69.8 million. This includes $0.2 million associated with the acquisition of Houno, $7.8 million associated with the acquisition of Jade, $16.2 million associated with the acquisition of Carter-Hoffmann, $15.2 million associated with the acquisition of MP Equipment, $28.8 million associated with the acquisition of Wells Bloomfield and $1.7 million of capital expenditures associated with additions and upgrades of production and marketing equipment.

FINANCING ACTIVITIES. Net cash flows provided by financing activities were $27.8 million during the nine months ended September 29, 2007. The net increase in debt includes $36.8 million in borrowings under the revolving credit facility, $11.3 million of repayments of the company’s term loan and $0.8 million of repayments of foreign bank loans. The company also received $3.1 million of net proceeds from the exercise of employee stock options.

At September 29, 2007, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

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

Income taxes: The company operates in numerous foreign and domestic taxing jurisdictions where it is subject to various types of tax, including sales tax and income tax.  The company's tax filings are subject to audits and adjustments. Because of the nature of the company’s operations, the nature of the audit items can be complex, and the objectives of the government auditors can result in a tax on the same transaction or income in more than one state or country. The company initially recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions that meet the more-likely-than-not recognition threshold, the company initially and subsequently measures it tax positions as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with a taxing authority. As part of the company’s calculation of the provision for taxes, the company has recorded liabilities on various tax positions that are currently under audit by the taxing authorities. The liabilities may change in the future upon effective settlement of the tax positions.

Contractual Obligations

The company's contractual cash payment obligations as of September 29, 2007 are set forth below (in thousands):

					Total
	Deferred			Idle	Contractual
	Acquisition	Long-term	Operating	Facility	Cash
	Costs	Debt	Leases	Leases	Obligations

Less than 1 year	$—	$16,765	$2,271	$336	$19,372
1-3 years	2,000	88,307	3,434	766	94,507
3-5 years	—	111	785	882	1,778
After 5 years	—	2,665	—	1,289	3,954

	$2,000	$107,848	$6,490	$3,273	$119,611

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

The company has $5.1 million in outstanding letters of credit, which expire on September 29, 2008 with an automatic one-year renewal, to secure potential obligations under insurance programs.

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

	Fixed	Variable
	Rate	Rate
Twelve Month Period Ending	Debt	Debt
	(in thousands)

September 29, 2008	$—	$16,765
September 29, 2009	—	16,976
September 29, 2010	—	71,331
September 29, 2011	—	111
September 29, 2012	862	1,803

	$862	$106,986

During the fourth quarter of 2005, the company amended its senior secured credit facility. Terms of the agreement currently provide for $36 million of term loans and $130.0 million of availability under a revolving credit line. As of September 29, 2007, the company had $103.1 million outstanding under its senior banking facility, including $66.8 million of borrowings under the revolving credit line. The company also had $5.1 million in outstanding letters of credit, which reduced the borrowing availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate of 1.00% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate for short-term borrowings. At September 29, 2007, the average interest rate on the senior debt amounted to 6.46%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.20% as of September 29, 2007.

In August 2006, the company completed its acquisition of Houno in Denmark.  This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  As of September 29, 2007 these facilities amounted to $4.7 million in U.S. dollars, including $1.6 million outstanding under a revolving credit facility, $2.2 million of a term loan and $0.9 million of a long term mortgage note.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 5.65% on September 29, 2007. The term loan matures in 2013 and the interest rate is assessed at 5.62%.  The long-term mortgage note matures in March 2023 and is assessed interest at a fixed rate of 5.19%.

In December 2005, the company entered into a $3.2 million U.S. dollar secured term loan at its subsidiary in Spain. As of September 29, 2007, the company had fully repaid the borrowings remaining under this loan.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In January 2005, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swaps one-month LIBOR for a fixed rate of 3.78%. The notional amount amortizes consistent with the repayment schedule of the company's term loan maturing November 2009. The unamortized notational amount of this swap as of September 29, 2007 was $36.3 million. In January 2006, the company entered into an interest rate swap for a notional amount of $10.0 million maturing on December 31, 2009. This agreement swaps one-month LIBOR for a fixed rate of 5.03%.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At September 29, 2007, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

In January 2005, the company entered into an interest rate swap with a notional amount of $70.0 million to fix the interest rate applicable to certain of its variable-rate debt. The notional amount of the swap amortizes consistent with the repayment schedule of the company's senior term loan maturing in November 2009. The agreement swaps one-month LIBOR for a fixed rate of 3.78% and is in effect through November 2009. The interest rate swap has been designated a cash flow hedge, and in accordance with SFAS No. 133 the changes in fair value are recorded as a component of accumulated other comprehensive income. As of September 29, 2007, the fair value of this instrument was $0.4 million. The change in fair value of this swap agreement in the first nine months of 2007 was a loss of $0.4 million, net of $0.2 million of taxes. In January 2006, the company entered into an interest rate swap agreement for a notional amount of $10.0 million maturing on December 21, 2009. This agreement swaps one month LIBOR for a fixed rate of 5.03%. The interest rate swap has been designated a cash flow hedge, and in accordance with SFAS No. 133 the changes in fair value are recorded as a component of accumulated other comprehensive income. As of September 29, 2007, the fair value of this instrument was $0.1 million. The change in fair value of this swap agreement in the first nine months of 2007 was a gain of $0.1 million, net of less than $0.1 million of taxes.

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

As of September 29, 2007, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended September 29, 2007, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the nine months ended September 29, 2007, except as follows:

Item 1A. Risk Factors

There have been no material changes in the risk factors as set forth in the company's 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In July 1998, the company's Board of Directors adopted a stock repurchase program that authorized the purchase of common shares in open market purchases. As of September 29, 2007, 952,999 shares had been purchased under the 1998 stock repurchase program. No shares were repurchased by the company during the nine month period ended September 29, 2007.

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

THE MIDDLEBY CORPORATION
(Registrant)

Date November 8, 2007	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer