Form 10-K
period 2007-12-29
MIDDLEBY CORP
filed 2008-02-27
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 29, 2007
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
Yes ☒ No ☐

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2007 was approximately $914,534,501.

The number of shares outstanding of the Registrant’s class of common stock, as of February 22, 2008, was 16,875,475 shares.

Documents Incorporated by Reference

Part III of Form 10-K incorporates by reference the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2008 annual meeting of stockholders.

 THE MIDDLEBY CORPORATION AND SUBSIDIARIES
DECEMBER 29, 2007
FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

General

The Middleby Corporation (“Middleby” or the “company”), through its operating subsidiary Middleby Marshall Inc. (“Middleby Marshall”) and its subsidiaries, is a leader in the design, manufacture, marketing, distribution, and service of a broad line of (i) cooking and warming equipment used in all types of commercial restaurants and institutional kitchens and (ii) food preparation, cooking, and packaging equipment for food processing operations.

Founded in 1888 as a manufacturer of baking ovens, Middleby Marshall Oven Company was acquired in 1983 by TMC Industries Ltd., a publicly traded company that changed its name in 1985 to The Middleby Corporation. The company has established itself as a leading provider of (i) commercial restaurant equipment and (ii) food processing equipment as a result of its acquisition of industry leading brands and through the introduction of innovative products within both of these segments.

Over the past three years the company has completed eight acquisitions in the commercial foodservice equipment and food processing equipment industries.  These acquisitions have added twelve brands to the Middleby portfolio and positioned the company as a leading supplier of equipment in both industries.

In January 2005, the company acquired the net assets of Nu-Vu Foodservice Systems for $11.4 million in cash, including post-closing purchase price adjustments. This acquisition allowed Middleby to become a leading manufacturer of baking ovens and proofers.  Ovens manufactured by Nu-Vu Foodservice Systems are supplied to some of the leading sandwich chains.

In December 2005, the company acquired the stock of Alkar Holdings Inc. for $29.7 million in cash, including post-closing purchase price adjustments.  Alkar Holdings Inc. provides batch ovens, belt ovens, and conveyorized cooking systems under the Alkar brand name and food packaging and food safety equipment under the Rapidpak brand name.  This acquisition allowed the company to enter the food processing industry through the acquisition of two industry leading brands.

In August 2006, the company acquired the stock of Houno A/S (“Houno”) for $8.8 million in cash and assumed debt including post-closing purchase price adjustments.  Houno, located in Denmark, is a leading manufacturer of combination steam ovens in Europe.  The Houno oven is recognized for its unique design, advanced programmable controls, and low utilization of energy and water.  This acquisition allowed Middleby to further penetrate the fast growing combination steam oven market with leading technology.

In April 2007, the company acquired the assets of Jade Products Company (“Jade”) for $7.8 million in cash.  Jade is a leading manufacturer of premium commercial and residential ranges and ovens used by many of the top chefs and upscale restaurant chains. Jade is also known for its ability to provide unique customized cooking suites designed to suit the needs of the most demanding restaurant operators.  This acquisition allowed Middleby to expand its product offerings in the commercial foodservice segment with a leading industry brand.

In June 2007, the company acquired the assets Carter-Hoffmann for $16.2 million in cash.  Carter-Hoffmann is a leading brand and supplier of heated cabinets and food holding equipment for the commercial restaurant industry.  This acquisition was complimentary to Middleby’s existing cooking products and allowed the company to provide a more complete offering on the “hot-side” of the kitchen.

In July 2007, the company acquired the assets of MP Equipment (“MP Equipment”) for $15.3 million in cash and $2.0 million in deferred payments due to the sellers.  A contingent payment of $1.0 million is also payable if the business reaches certain defined profitability targets.  MP Equipment further strengthened Middleby’s position in the food processing equipment industry by adding a portfolio of complimentary products to the Alkar and Rapidpak brands.  The products of MP Equipment include breading machines, battering machines, mixers, forming equipment, and slicing machines.  These products are used by numerous suppliers of food product to the major restaurant chains.

In August 2007, the company acquired the assets of Wells Bloomfield for $28.9 million in cash.  Wells is a leading brand of cooking and warming equipment for the commercial restaurant industry, complimenting Middleby’s other products in this category.  Wells also offers a unique ventless hood system, which is increasing in demand as more and more food operations are opening in unconventional locations where it is difficult to install ventilation systems, such as shopping malls, airports and stadiums.  Bloomfield is a leading provider of coffee brewers, tea brewers and beverage dispensing equipment.  The addition of Bloomfield to Middleby’s portfolio of brands allows Middleby to benefit in the fast growing beverage segment as the company’s restaurant chain customers increase their offerings of coffee and specialty drinks.

In December 2007, subsequent to the company’s fiscal 2007 year end, the company acquired New Star International Holdings, Inc. for $188.4 million in cash.  This acquisition added three leading brands to Middleby’s portfolio of brands in the commercial restaurant industry, including Star, a leader in light duty cooking and concession equipment, Holman, a leader in conveyor and pop-up toasters, and Lang, a leading oven and range line.  The transaction positions Middleby as a leading supplier to convenience chains and fast casual restaurant chains.

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

Business Divisions and Products

The company conducts its business through three principal business divisions: the Commercial Foodservice Equipment Group; the Food Processing Equipment Group; and the International Distribution Division. See Note 10 to the Consolidated Financial Statements for further information on the company's business divisions.

Commercial Foodservice Equipment Group

The Commercial Foodservice Equipment Group has a broad portfolio of leading brands and cooking and warming equipment which enable it to serve virtually any cooking or warming application within a commercial restaurant or institutional kitchen. This cooking and warming equipment is used across all types of foodservice operations, including quick-service restaurants, full-service restaurants, convenience stores, retail outlets, hotels and other institutions. The company offers a broad line of cooking equipment marketed under a portfolio of fifteen brands, including, Blodgett®, Blodgett Combi®, Blodgett Range®, Bloomfield®, CTX®, Carter-Hoffmann®, Houno®, Jade®, MagiKitch'n®, Middleby Marshall®, NuVu®, Pitco®, Southbend®, Toastmaster®, and Wells®. These products are manufactured at the company's U.S. facilities in California, Illinois, Michigan, Nevada, New Hampshire, North Carolina, and Vermont. The company also has international manufacturing facilities located in China, Denmark and the Philippines.

The products offered by this group include ranges, convection ovens, conveyor ovens, baking ovens, proofers, broilers, fryers, combi-ovens, charbroilers, steam equipment, pop-up and conveyor toasters, steam cooking equipment, food warming equipment, griddles, ventless cooking systems, coffee brewers, tea brewers, and beverage dispensing equipment.

This group is represented by the following product brands:

•
Blodgett®, known for its durability and craftsmanship, is the leading brand of convection and combi-ovens. In demand since the late 1800's, the Blodgett oven has stood the test of time and set the industry standard.

•
Pitco Frialator® offers a broad line of gas and electric equipment combining reliability with efficiency in simple-to-operate professional frying equipment. Since 1918, Pitco fryers have captured a major market share by offering simple, reliable equipment for cooking menu items such as french fries, onion rings, chicken, donuts, and seafood.

•
For over 100 years, Southbend® has produced a broad array of heavy-duty, gas-fired equipment, including ranges, convection ovens, broilers, and steam cooking equipment. Southbend has dedicated significant resources to developing and introducing innovative product features resulting in a premier cooking line.

•	For more than 60 years, MagiKitch’n® has focused on manufacturing charbroiling products that deliver quality construction, high performance and flexible operation.

•	For more than 30 years, Houno® has manufactured quality combi-ovens and baking ovens. Houno ovens are recognized for their superior design, energy and water saving features and reliability.

•
Conveyor oven equipment products are marketed under the Middleby Marshall®, Blodgett® and CTX® brands. Conveyor oven equipment allows for simplification of the food preparation process, which in turn provides for labor savings opportunities and a greater consistency of the final product. Conveyor oven customers include many of the leading pizza restaurant chains and sandwich chains.

•
Toastmaster® manufactures light and medium-duty electric equipment, including pop-up and conveyor toasters, hot food servers, foodwarmers and griddles to commercial restaurants and institutional kitchens.

•
Carter-Hoffmann® has been a leading provider of heated cabinets, rethermalizing equipment, and food serving equipment for over 60 years. Carter-Hoffmann is known for providing innovative and energy saving equipment that allow a foodservice operation to save on food costs by holding food in its heated cabinets and holding stations for an extended period of time, while maintaining the quality of the product.

•
Jade® designs and manufactures premium and customized cooking suites which can be found in the restaurants of many leading chefs. Jade is renowned for its offering of specialty cooking equipment and its ability to customize products to meet the specialized requests of a restaurant operator.

•
Wells® is a leader in countertop and drop in warmers. It is also one of only a few companies to offer ventless cooking systems. Its patented technology allows a food service operator to utilize cooking equipment in locations where external ventilation may not be possible, such as shopping malls, airports, and sports arenas.

•	Bloomfield® is one of the leading brands providing coffee brewers, tea brewers, and beverage dispensing equipment. Bloomfield has a reputation of durability and dependability.

Food Processing Equipment Group

The Food Processing Equipment Group provides a broad array of innovative products designed for the food processing industry. These products include:

•	Food preparation equipment, such as breading, battering, mixing, forming and slicing machines, marketed under the MP Equipment® brand.

•	Cooking equipment, including batch ovens, belt ovens and conveyorized cooking systems marketed under the Alkar® brand.

•	Packaging and food safety equipment marketed under the Rapidpak® brand.

Customers include large international food processing companies throughout the world. The company is recognized as a market leader in the manufacturing of equipment for producing pre-cooked meat products such as hot dogs, dinner sausages, poultry and lunchmeats. Through its broad line of products, the company is able to deliver a wide array of cooking solutions to service a variety of food processing requirements demanded by its customers. The Food Processing Equipment Group has manufacturing facilities in Georgia and Wisconsin.

International Distribution Division

The company has identified the international markets as an area of growth. Middleby’s International Distribution Division provides integrated export management and distribution services, enabling the company to offer equipment to be delivered and supported virtually anywhere in the world. The company believes that its global network provides it with a competitive advantage that positions the company as a preferred foodservice equipment supplier to major restaurant chains expanding globally. The company offers customers a complete package of kitchen equipment, delivered and installed in over 100 countries. For a local country distributor or dealer, the division provides centralized sourcing of a broad line of equipment with complete export management services, including export documentation, freight forwarding, equipment warehousing and consolidation, installation, warranty service and parts support. The International Distribution Division has regional export management companies in Asia, Europe and Latin America complemented by sales and distribution offices located in China, India, Lebanon, Mexico, the Philippines, Russia, South Korea, Spain, Sweden, Taiwan and the United Kingdom.

The Customers and Market

Commercial Foodservice Equipment Industry

The company's end-user customers include: (i) fast food or quick-service restaurants, (ii) full-service restaurants, including casual-theme restaurants, (iii) retail outlets, such as convenience stores, supermarkets and department stores and (iv) public and private institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, military facilities and government agencies. The company's domestic sales are primarily through independent dealers and distributors and are marketed by the company's sales personnel and network of independent manufacturers' representatives. Many of the dealers in the U.S. belong to buying groups that negotiate sales terms with the company. Certain large multi-national restaurant and hotel chain customers have purchasing organizations that manage product procurement for their systems. Included in these customers are several large restaurant chains, which account for a meaningful portion of the company's business. The company’s international sales are through a combined network of independent and company-owned distributors. The company maintains sales and distribution offices in China, India, Lebanon, Mexico, the Philippines, Russia, South Korea, Spain, Sweden, Taiwan and the United Kingdom.

During the past several decades, growth in the U.S. foodservice industry has been driven primarily by population growth, economic growth and demographic changes, including the emergence of families with multiple wage-earners and growth in the number of higher-income households. These factors have led to a demand for convenience and speed in food preparation and consumption. As a result, U.S. foodservice sales grew for the sixteenth consecutive year to approximately $534 billion in 2007 as reported by The National Restaurant Association. Sales in 2008 are projected to increase to $558 billion, an increase of 4.4% over 2007, according to The National Restaurant Association. The quick-service restaurant segment within the foodservice industry has been the fastest growing segment since the mid '80's. Total quick-service sales amounted to $150 billion in 2007 and are projected to increase 4.4% to $157 billion in 2008, as reported by The National Restaurant Association. The full-service restaurants represent the largest portion of the foodservice industry and represented $179 billion in sales in 2007 and are projected to increase 4.3% to $187 billion in 2008, as reported by The National Restaurant Association. This segment has seen increased chain concepts and penetration in recent years driven by the aging of the baby boom generation.

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

The company believes that the worldwide commercial foodservice equipment market has sales in excess of $20 billion. The cooking and warming equipment segment of this market is estimated by management to exceed $1.5 billion in North America and $3.0 billion worldwide. The company believes that continuing growth in demand for foodservice equipment will result from the development of new restaurant concepts in the U.S. and the expansion of U.S. chains into international markets, the replacement and upgrade of existing equipment and new equipment requirements resulting from menu changes.

Food Processing Equipment Industry

The company's customers include a diversified base of leading food processors. A large portion of the company's revenues have been generated from producers of pre-cooked meat products such as hot dogs, dinner susages, poultry, and lunchmeats, however, the company believes that it can leverage its expertise and product development capabilities in thermal processing to organically grow into new end markets.

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

The global food processing equipment industry is highly fragmented, large and growing. The company estimates demand for food equipment is approximately $3 billion in the U.S and $20 billion worldwide. The company’s product offerings are estimated to compete in a subsegment of total industry, and the relevant market size for its products are estimated by management to exceed $0.5 billion in the U.S. and $1.5 billion worldwide.

Backlog

The company's backlog of orders was $60,175,000 at December 29, 2007, all of which is expected to be filled during 2008. The acquired Jade, Carter-Hoffmann, Wells Bloomfield and MP Equipment businesses accounted for $17,479,000 of the backlog. The company's backlog was $47,017,000 at December 30, 2006. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of the company’s products.

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

Food Processing Equipment Group

The company maintains a direct sales force to market the Alkar, Rapidpak and MP Equipment brands and maintains direct relationships with each of its customers. The company also involves division management in the relationships with large global accounts. In North America, the company employs regional sales managers, each with responsibility for a group of customers and a particular region. Internationally, the company maintains global sales managers supported by a network of independent sales representatives.

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

Services and Product Warranty

The company is an industry leader in equipment installation programs and after-sales support and service. The company provides warranty on its products typically for a one year period and in certain instances greater periods. The emphasis on global service increases the likelihood of repeat business and enhances Middleby's image as a partner and provider of quality products and services.

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

Food Processing Equipment Group

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

Competition

The commercial foodservice and food processing equipment industries are highly competitive and fragmented. Within a given product line the company may compete with a variety of companies, including companies that manufacture a broad line of products and those that specialize in a particular product category. Competition is based upon many factors, including brand recognition, product features, reliability, quality, price, delivery lead times, serviceability and after-sale service. The company believes that its ability to compete depends on strong brand equity, exceptional product performance, short lead-times and timely delivery, competitive pricing, and superior customer service support. In the international markets, the company competes with U.S. manufacturers and numerous global and local competitors.

The company believes that it is one of the largest multiple-line manufacturers of food production equipment in the U.S. and worldwide, although some of its competitors are units of operations that are larger than the company and possess greater financial and personnel resources. Among the company's major competitors to the Commercial Foodservice Equipment Group are Enodis plc; Vulcan-Hart and Hobart Corporation, subsidiaries of Illinois Tool Works Inc.; Zanussi, a subsidiary of Electrolux AB; Groen, a subsidiary of Dover Corporation; Rational AG, and the Ali Group. Major competitors to the Food Processing Equipment Group include Convenience Food Systems, FMC Technologies, Multivac, Marel, Formax, and Heat and Control.

Manufacturing and Quality Control

The company manufactures product in ten domestic and three international production facilities. In Elgin, Illinois, the company manufactures conveyor ovens. In Burlington, Vermont the company manufactures its combi-oven, convection oven and deck oven product lines. In Fuquay-Varina, North Carolina, the company manufactures ranges, steamers, combi-ovens, convection ovens and broiling equipment. In Bow, New Hampshire, the company manufactures fryers, charbroilers and catering equipment products. In Menominee, Michigan the company manufactures baking ovens, proofers and counterline equipment. In Lodi, Wisconsin the company manufactures cooking systems and packaging equipment that serves customers in the food processing industry. In Brea, California, the company manufactures cooking ranges. In Mundelein, Illinois, the company manufactures warming equipment and heated food cabinets. In Buford, Georgia, the company manufactures breading, battering, mixing, forming, and slicing equipment. In Verdi, Nevada, the company manufactures warming systems, fryers, convection ovens, counterline cooking equipment and ventless cooking systems. In Shanghai, China, the company manufactures frying systems. In Randers, Denmark, the company manufactures combi-ovens and baking ovens. In Laguna, the Philippines, the company manufactures fryers, counterline equipment and component parts for the U.S. manufacturing facilities.

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

Research and Development

The company believes its future success will depend in part on its ability to develop new products and to improve existing products. Much of the company's research and development efforts are directed to the development and improvement of products designed to reduce cooking time, increase cooking capacity or throughput, reduce energy consumption, minimize labor costs, improve product yield, and improve safety, while maintaining consistency and quality of cooking production and food preparation. The company has identified these issues as key concerns for most of its customers. The company often identifies product improvement opportunities by working closely with customers on specific applications. Most research and development activities are performed by the company's technical service and engineering staff located at each manufacturing location. On occasion, the company will contract outside engineering firms to assist with the development of certain technical concepts and applications. See Note 4(n) to the Consolidated Financial Statements for further information on the company's research and development activities.

Licenses, Patents, and Trademarks

The company owns numerous trademarks and trade names; among them, Alkar®, Blodgett®, Blodgett Combi®, Blodgett Range®, Bloomfield®, CTX®, Carter-Hoffmann®, Houno®, Jade®, MP Equipment®, MagiKitch’n®, Middleby Marshall®, Nu-Vu®, Pitco Frialator®, RapidPak®, Southbend®, Toastmaster® and Wells® are registered with the U.S. Patent and Trademark Office and in various foreign countries.

The company holds a broad portfolio of patents covering technology and applications related to various products, equipment and systems. Management believes the expiration of any one of these patents would not have a material adverse effect on the overall operations or profitability of the company.

Employees

As of December 29, 2007, the company employed 1,681 persons. Of this amount, 662 were management, administrative, sales, engineering and supervisory personnel; 716 were hourly production non-union workers; and 303 were hourly production union members. Included in these totals were 316 individuals employed outside of the United States, of which 211 were management, sales, administrative and engineering personnel, 50 were hourly production non-union workers and 55 were hourly production workers, who participate in an employee cooperative. At its Lodi, Wisconsin facility, the company has a contract with the International Association of Bridge, Structural, Ornamental and Reinforcing Ironworkers that expires on February 1, 2010. At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on April 30, 2012. At its Verdi, Nevada facility, the company has a union contract with the Sheet Metal Workers International Association that expires on August 7, 2010. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that extends through June 2011. Management believes that the relationships between employees, union and management are good.

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

The company now has and may continue to have a significant amount of debt. At December 29, 2007, the company had $96.2 million of borrowings and $5.1 million in letters of credit outstanding. On December 31, 2007, subsequent to the fiscal 2007 year end, the company further increased it indebtedness by $188.4 million to fund the acquisition of New Star International Holdings, Inc. To the extent the company requires capital resources, there can be no assurance that such funds will be available on favorable terms, or at all. The unavailability of funds could have a material adverse effect on the company's financial condition, results of operations and ability to expand the company's operations.

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

The company uses large amounts of stainless steel, aluminized steel and other commodities in the manufacture of its products. The price of steel has increased significantly over the past several years. The significant increase in the price of steel or any other commodity that the company is not able to pass on to its customers would adversely affect the company's operating results. In addition, an interruption in or the cessation of an important supply by any third party and the company's inability to make alternative arrangements in a timely manner, or at all, could have a material adverse effect on the company's business, financial condition and operating results.

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

The company has manufacturing operations located in Asia and Europe and distribution operations in Asia, Europe and Latin America. The company's operations are subject to the impact of economic downturns, political instability and foreign trade restrictions, which may adversely affect the company's business, financial condition and operating results. The company anticipates that international sales will continue to account for a significant portion of consolidated net sales in the foreseeable future. Some sales by the company's foreign operations are in local currency, and an increase in the relative value of the U.S. dollar against such currencies would lead to a reduction in consolidated sales and earnings. Additionally, foreign currency exposures are not fully hedged, and there can be no assurances that the company's future results of operations will not be adversely affected by currency fluctuations.

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

Because the company has a significant number of workers whose employment is subject to collective bargaining agreements and labor union representation, the company is vulnerable to possible organized work stoppages and similar actions. Unionized employees accounted for approximately 18% of the company's workforce as of December 29, 2007. At the company's Lodi, Wisconsin facility it has a union contract with the International Association of Bridge, Structural, Ornamental and Reinforcing Iron Workers that extends through January 2010. At the company's Elgin, Illinois facility, it has a union contract with the International Brotherhood of Teamsters that extends through April 2012. At the company’s Verdi, Nevada facility, it has a union contract with Sheet Metal Workers International Association that extends through August 2010. The company also has a union workforce at its manufacturing facility in the Philippines under a contract that extends through June 2011. Any future strikes, employee slowdowns or similar actions by one or more unions, in connection with labor contract negotiations or otherwise, could have a material adverse effect on the company's ability to operate the company's business.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The company's principal executive offices are located in Elgin, Illinois. The company operates ten manufacturing facilities in the U.S., one manufacturing facility in China, one manufacturing facility in the Philippines and one manufacturing facility in Denmark.

The principal properties of the company utilized to conduct business operations are listed below:

Location	Principal Function	Square Footage	Owned/ Leased	Lease Expiration

Brea, CA	Manufacturing, Warehousing and Offices	120,700	Leased	June 2010

Buford, GA	Manufacturing, Warehousing and Offices	47,350	Leased	May 2009 December 2014

Elgin, IL	Manufacturing, Warehousing and Offices	207,000	Owned	N/A

Mundelein, IL	Manufacturing, Warehousing and Offices	55,000 33,000	Owned Leased	N/A Monthly

Menominee, MI	Manufacturing, Warehousing and Offices	46,000	Owned	N/A

Verdi, NV	Manufacturing, Warehousing and Offices	42,300 89,000	Owned Leased	N/A June 2012

Bow, NH	Manufacturing, Warehousing and Offices	102,000 34,000	Owned Leased	N/A March 2010

Fuquay-Varina, NC	Manufacturing, Warehousing and Offices	131,000	Owned	N/A

Burlington, VT	Manufacturing, Warehousing and Offices	140,000	Owned	N/A

Lodi, WI	Manufacturing, Warehousing and Offices	112,000	Owned	N/A

Shanghai, China	Manufacturing, Warehousing and Offices	37,500	Leased	July 2009

Randers, Denmark	Manufacturing, Warehousing and Offices	50,095	Owned	N/A

Laguna, the Philippines	Manufacturing, Warehousing and Offices	54,000	Owned	N/A

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

Item 3. Legal Proceedings

The company is routinely involved in litigation incidental to its business, including product liability claims, which are partially covered by insurance or in certain cases by indemnification provisions under purchase agreements for recently acquired companies. Such routine claims are vigorously contested and management does not believe that the outcome of any such pending litigation will have a material adverse effect upon the financial condition, results of operations or cash flows of the company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders in the fourth quarter of the year ended December 29, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market

The company's Common Stock trades on the Nasdaq Global Market under the symbol "MIDD". The following table sets forth, for the periods indicated, the high and low closing sale prices per share of Common Stock, as reported by the Nasdaq Global Market.

	Closing Share Price(1)
	High	Low
Fiscal 2007
First quarter	66.58	50.95
Second quarter	71.37	57.40
Third quarter	74.99	58.69
Fourth quarter	77.20	59.41

Fiscal 2006
First quarter	48.90	40.50
Second quarter	47.13	39.92
Third quarter	44.15	36.80
Fourth quarter	52.70	37.58
(1) Closing share prices for periods prior to June 15, 2007 adjusted for stock split (see below for further information).

Shareholders

The company estimates there were approximately 33,707 record holders of the company's common stock as of February 22, 2008.

Dividends

The company does not currently pay cash dividends on its common stock. Any future payment of cash dividends on the company’s common stock will be at the discretion of the company’s Board of Directors and will depend upon the company’s results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors. The company’s Board of Directors currently intends to retain any future earnings to support its operations and to finance the growth and development of the company’s business and does not intend to declare or pay cash dividends on its common stock for the foreseeable future. In addition, the company’s revolving credit facility limits its ability to declare or pay dividends on its common stock.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
September 30, 2007 to October 27, 2007	—	—	—	847,001
October 28, 2007 to November 24, 2007	—	—	—	847,001
November 25, 2007 to December 29, 2007	—	—	—	847,001
Quarter ended December 29, 2007	—	—	—	847,001

In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of up to 1,800,000 common shares in open market purchases. As of December 29, 2007, 952,999 shares had been purchased under the 1998 stock repurchase program.

In May 2007, the company’s Board of Directors approved a two-for-one stock split of the company’s common stock in the form of a stock dividend. The stock split was paid to shareholders of record as of June 1, 2007. The company’s stock began trading on a stock-adjusted basis on June 18, 2007. The stock split effectively doubled the number of shares outstanding at June 15, 2007. All references in the accompanying condensed consolidated financial statements and notes thereto to net earnings per share and the number of shares have been adjusted to reflect this stock split. See Note 3 of the Notes to the Consolidated Financial Statements for further detail.

At December 29, 2007, the company had a total of 3,855,044 shares in treasury amounting to $89.6 million.

PART II

Item 6. Selected Financial Data

(amounts in thousands, except per share data)
Fiscal Year Ended(1)(2)

	2007	2006	2005	2004	2003
Income Statement Data:
Net sales	$500,472	$403,131	$316,668	$271,115	$242,200
Cost of sales	308,107	246,254	195,015	168,487	156,347

Gross profit	192,365	156,877	121,653	102,628	85,853
Selling and distribution expenses	50,769	40,371	33,772	30,496	29,609
General and administrative expenses	48,663	39,605	29,909	23,113	21,228
Stock repurchase transaction expenses	—	—	—	12,647	—
Lease reserve adjustments	—	—	—	(1,887)	—

Income from operations	92,933	76,901	57,972	38,259	35,016
Interest expense and deferred financing amortization, net	5,855	6,932	6,437	3,004	5,891
Debt extinguishment expenses	481	—	—	1,154	—
Loss (gain) on financing derivatives	314	—	—	(265)	(62)
Other (income) expense, net	(1,696)	161	137	522	366

Earnings before income taxes	87,979	69,808	51,398	33,844	28,821
Provision for income taxes	35,365	27,431	19,220	10,256	10,123
Net earnings	$52,614	$42,377	$32,178	$23,588	$18,698

Net earnings per share:
Basic	$3.35	$2.77	$2.14	$1.28	$1.03
Diluted	$3.11	$2.57	$1.99	$1.19	$1.00

Weighted average number of shares outstanding:
Basic	15,694	15,286	15,028	18,400	18,130
Diluted	16,938	16,518	16,186	19,862	18,784

Cash dividends declared per common share	$—	$—	$—	$0.20	$0.13

Balance Sheet Data:
Working capital	$67,121	$11,512	$7,590	$10,923	$3,490
Total assets	411,079	285,022	263,918	209,675	194,620
Total debt	96,197	82,802	121,595	123,723	56,500
Stockholders' equity	182,912	100,573	48,500	7,215	62,090

(1)	The company's fiscal year ends on the Saturday nearest to December 31.
(2)
The prior years’ net earnings per share, the number of shares and cash dividends declared have been adjusted to reflect the company’s stock split that occurred on June 15, 2007. See Note 3 to The Notes to Consolidated Financial Statements for further detail.

Item7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

NET SALES SUMMARY
(dollars in thousands)

	Fiscal Year Ended(1)
	2007		2006		2005
	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice	403,735	80.7	324,206	80.4	294,067	92.9

Food Processing	70,467	14.1	55,153	13.7	2,837	0.9

International Distribution Division (2)	62,476	12.5	56,496	14.0	53,989	17.0

Intercompany sales (3)	(36,206)	(7.3)	(32,724)	(8.1)	(34,225)	(10.8)
Total	$500,472	100.0%	$403,131	100.0%	$316,668	100.0%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

(2)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(3)	Represents the elimination of sales from the Commercial Foodservice Equipment Group to the International Distribution Division.

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.6	61.1	61.6
Gross profit	38.4	38.9	38.4
Selling, general and administrative expenses	19.8	19.8	20.1
Income from operations	18.6	19.1	18.3
Interest expense and deferred financing amortization, net	1.2	1.7	2.0
Debt extinguishment expenses	0.1	—	—
Loss on financing derivatives	—	—	—
Other (income) expense, net	(0.3)	—	—
Earnings before income taxes	17.6	17.4	16.3
Provision for income taxes	7.1	6.9	6.1
Net earnings	10.5%	10.5%	10.2%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Fiscal Year Ended December 29, 2007 as Compared to December 30, 2006

Net sales. Net sales in fiscal 2007 increased by $97.3 million or 24.1% to $500.5 million as compared to $403.1 million in fiscal 2006. The net sales increase included $74.4 million or 18.5% attributable to acquisition growth, resulting from the August 2006 acquisition of Houno and the 2007 acquisitions of Jade Range, Carter-Hoffmann, MP Equipment and Wells Bloomfield.  Excluding acquisitions, net sales increased $23.0 million or 5.7% from the prior year, as a result of growth in restaurant chain business and increased sales of new products.

Net sales of the Commercial Foodservice Equipment Group increased by $79.5 million or 24.5% to $403.7 million in 2007 as compared to $324.2 million in fiscal 2006.

Net sales from the acquisitions of Houno, Jade, Carter-Hoffmann and Wells Bloomfield which were acquired on August 31, 2006, April 1, 2007, June 29, 2007 and August 3, 2007, respectively, accounted for an increase of $58.2 million during the fiscal year 2007.

Net sales of conveyor ovens were $4.6 million lower than the prior year due to a work stoppage that occurred at the Elgin, Illinois production facility that began on May 17, 2007 after the unionized workforce failed to ratify a final contract proposal of an expired collective bargaining agreement.  On July 30, 2007, the company announced it had entered into a new collective bargaining agreement with its Elgin, Illinois unionized workforce bringing an end to the work stoppage.

Excluding the impact of acquisitions and the sales of conveyor ovens impacted by the work stoppage, net sales of commercial foodservice equipment increased $28.1 million or 10.9% driven by increased sales of combi-ovens, convection ovens, and ranges, reflecting the impact of new product introductions and price increases.

Net sales for the Food Processing Equipment Group were $70.5 million as compared to $55.2 million in fiscal 2006.  Net Sales of MP Equipment, which was acquired on July 2, 2007, accounted for an increase of $16.2 million. Excluding the impact of acquisitions, net sales of food processing equipment decreased $0.9 million or 1.6% due to acquisition integration initiatives put in place to eliminate low margin and unprofitable sales.

Net sales for the International Distribution Division increased $6.0 million or 10.6% to $62.5 million, as compared to $56.5 million in the prior year.  The net sales increase reflects a $3.7 million increase in Europe, a $1.7 million increase in Asia and a $0.6 million increase in Latin America resulting from expansion of the U.S. chains and increased business with local restaurant chains in the region.

The company records an elimination of its sales from the Commercial Foodservice Group to the International Distribution Division. This sales elimination increased by $3.5 million to $36.2 million reflecting the increase in purchases of equipment by the International Distribution Division from the Commercial Foodservice Equipment Group due to increased sales volumes.

Gross profit. Gross profit increased by $35.5 million to $192.4 million in fiscal 2007 from $156.9 million in 2006, reflecting the impact of higher sales volumes. The gross margin rate decreased from 38.9% in 2006 to 38.4% in 2007. The net decrease in the gross margin rate reflects:

•	Lower margins at the newly acquired Jade, Carter-Hoffmann, MP Equipment and Wells Bloomfield operations which are in the process of being integrated within the company.

•	Lower margins at the Elgin, Illinois manufacturing facility which was adversely impacted by the work stoppage.

•	The adverse impact of steel costs which have risen from the prior year.

Selling, general and administrative expenses. Combined selling, general and administrative expenses increased by $19.4 million to $99.4 million in 2007 from $80.0 million in 2006.  As a percentage of net sales, operating expenses amounted to 19.8% in 2007 and 2006.

Selling expenses increased $10.4 million to $50.8 million from $40.4 million, reflecting an increase of $8.0 million associated with the newly acquired Houno, Jade, Carter-Hoffmann, MP Equipment and Wells Bloomfield operations and $1.6 million of higher commission costs associated with increased sales volumes.

General and administrative expenses increased $9.1 million to $48.7 million from $39.6 million, reflecting an increase of $5.4 million associated with the newly acquired Houno, Jade, Carter-Hoffmann, MP Equipment and Wells Bloomfield operations. General and administrative expenses also includes $3.4 million in increased expense associated with non-cash share-based compensation recorded in accordance with Statement of Financial Accounting Standard No. 123R on January 1, 2006.

Income from operations. Income from operations increased $16.0 million to $92.9 million in fiscal 2007 from $76.9 million in fiscal 2006. The increase in operating income resulted from the increase in net sales and gross profit. Operating income as a percentage of net sales declined from 19.1% in 2006 to 18.6% in 2007. The reduction in operating income percentage reflects lower profitability of the newly acquired business operations, which are anticipated to increase as these operations are integrated within the company.

Non-operating expenses. Non-operating expenses decreased $2.1 million to $5.0 million in 2007 from $7.1 million in 2006. Net interest expense decreased $1.0 million from $6.9 million in 2006 to $5.9 million in 2007 as a result of lower average debt balances. Additionally, in conjunction with the company’s refinancing of its senior debt facility, the company recorded $0.5 million of expense to write-off unamortized deferred financing costs associated with the prior credit facility. During the fourth quarter the company also recorded $0.3 million of losses on interest rate swap derivatives as these contracts were closed in connection with the refinancing of the credit facility. No such expense was recorded in 2006. The company recorded $1.7 million of other income in 2007, which included foreign exchange gains of $1.2 million that resulted from the weakening of the U.S. Dollar against currencies at most of the company’s foreign operations.

Income taxes. A tax provision of $35.4 million, at an effective rate of 40.2%, was recorded for 2007 as compared to $27.4 million at a 39.3% effective rate in 2006.  The increase in the effective tax rate reflects increased reserves recorded in conjunction with the adoption of Financial Interpretation No. 48, which was adopted during 2007.

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

Net sales of the Commercial Foodservice Equipment Group increased by $30.1 million or 10.2% to $324.2 million in 2006 as compared to $294.1 million in fiscal 2005.  Net sales from the acquisition of Houno on August 31, 2006 accounted for $4.1 of the increase from the prior year.  Excluding the Houno acquisition, net sales of the Commercial Foodservice Equipment Group increased $26.0 million or 8.8%, resulting from new product introductions including $8.8 million of increased conveyor oven sales over the prior year resulting from the newly introduced WOW conveyor oven.  Net sales also rose due to increased purchases from international and regional restaurant chain customers resulting from new store openings and increased replacement business.

Net sales for the Food Processing Equipment Group were $55.2 million as compared to $2.8 million in fiscal 2005.  The prior year revenues reflect sales for a four week period subsequent to the acquisition of Alkar, which was acquired in December 2005.

Net sales for the International Distribution Division increased $2.5 million or 4.6% to $56.5 million, as compared to $54.0 million in the prior year.  The net sales increase reflects a $3.4 million increase in Latin America resulting from expansion of the U.S. chains and increased business with local restaurant chains in the region.  This increase was offset in part by a $0.5 million sales decline in Asia and a $0.4 million decline in Europe. The prior year sales in Asia and Europe benefited from product rollouts with certain restaurant chain customers which did not recur in 2006.

Intercompany sales eliminations represent sales of product amongst the Commercial Foodservice Equipment Group operations and from the Commercial Foodservice Equipment Group operations to the International Distribution Division. The sales elimination decreased by $1.5 million to $32.7 million reflecting the decrease in purchases of equipment by the International Distribution Division from the Commercial Foodservice Equipment Group.

Gross profit. Gross profit increased by $35.2 million to $156.9 million in fiscal 2006 from $121.7 million in 2005, reflecting the impact of higher sales volumes. The gross margin rate also increased to 38.9% in 2006 as compared to 38.4% in 2005. The net increase in the gross margin rate reflects:

•	Increased sales volumes that benefited manufacturing efficiencies and provided for greater leverage of fixed manufacturing costs.

•	Higher margins associated with new product sales.

•	Improved margins at Nu-Vu, which was acquired in January 2005. The margin improvement at this operation reflects the benefits of successful integration efforts.
.
•	The adverse impact of lower margins at the newly acquired Alkar operations.

•	The adverse impact increased steel and other material costs.

Selling, general and administrative expenses. Combined selling, general and administrative expenses increased by $16.3 million to $80.0 million in 2006 from $63.7 million in 2005.  As a percentage of net sales, operating expenses amounted to 19.8% in 2006, as compared to 20.1% in 2005 reflecting greater leverage on higher sales volumes.

Selling expenses increased $6.6 million to $40.4 million from $33.8 million, reflecting an increase of $4.5 million associated with the newly acquired Alkar and Houno operations and $2.1 million of higher commission costs associated with the increased sales volumes.

General and administrative expenses increased $9.7 million to $39.6 million in 2006 from $29.9 million, reflecting an increase of $4.3 million associated with the newly acquired Alkar and Houno operations. General and administrative expenses also included $1.1 million of stock option compensation expensed as a result of the adoption of Statement of Financial Accounting Standard No. 123R on January 1, 2006.  Increased general and administrative expense also reflected increased incentive compensation expense resulting from improved financial performance of the company, increased legal and professional fees associated with acquisition related initiatives and other increased costs associated with general increases in business scope and volumes.

Income from operations. Income from operations increased $18.9 million to $76.9 million in fiscal 2006 from $58.0 million in fiscal 2005. The increase in operating income resulted from the increase in net sales and gross profit.

Non-operating expenses. Non-operating expenses increased $0.5 million to $7.1 million in 2006 from $6.6 million in 2005, and are comprised primarily of interest expense. Interest and deferred financing amortization costs increased $0.5 million in 2006 as compared to 2005, due to higher interest rates, which more than offset the benefit of lower average debt balances.

Income taxes. A tax provision of $27.4 million, at an effective rate of 39.3%, was recorded for 2006 as compared to $19.2 million at a 37.4% effective rate in 2005.  The 2005 provision reflected a favorable adjustment to tax reserves associated with closed tax periods, which amounted to $1.3 million.

Financial Condition and Liquidity

Total cash and cash equivalents increased by $4.0 million to $7.5 million at December 29, 2007 from $3.5 million at December 30, 2006. Net borrowings increased to $96.2 million at December 29, 2007 from $82.8 million at December 30, 2006.

Operating activities. Net cash provided by operating activities after changes in assets and liabilities amounted to $59.5 million as compared to $50.1 million in the prior year.

Adjustments to reconcile 2007 net earnings to operating cash flows included $6.4 million of depreciation and amortization, $7.8 million of non-cash stock compensation expense, $4.6 million of deferred tax expense and $0.5 million of debt extinguishment expense.

During 2007, working capital levels increased due to an increase in sales volumes. The changes in working capital included a $9.0 million increase in accounts receivable, a $1.2 million increase in inventories and a $1.2 million increase in accounts payable.  Prepaid and other assets increased $15.6 million due to an increase in the prepaid tax balance. Accrued expenses and other liabilities increased by $12.2 million as a result of increased accruals for operating liabilities associated with higher business volumes, including accruals associated with customer rebate programs, commission programs, insurance liabilities and incentive compensation.

Investing activities. During 2007, net cash used for investing activities amounted to $71.7 million. This included $0.2 million paid in connection with the acquisition of Houno, $7.8 million paid in connection with the acquisition of Jade, $16.2 million paid in connection with the acquisition of Carter-Hoffmann, $15.3 million paid in connection with the acquisition of MP Equipment, $28.9 million paid in connection with the acquisition of Wells Bloomfield and $3.3 million of additions and upgrades of production equipment, manufacturing facilities and training equipment.

Financing activities. Net cash flows from financing activities amounted to $16.0 million in 2007.  On December 28, 2007, the company fully repaid borrowings under its previous senior credit facility.  Repayments on this facility, including the final payoff, amounted to $77.6 million and included repayments of $30.1 million of revolver borrowings and $47.5 million of a term loan.  The company funded the repayment with proceeds from its new senior revolving credit facility that was established on December 28, 2007.  The newly established credit facility provides for $450.0 million of borrowing availability and expires on December 28, 2012. The company incurred $1.3 million of debt issuance costs associated with the establishment of this new facility.  The company had borrowings of $91.4 million under this facility at year end.

The company also made $1.0 million of repayments on its foreign bank loans. As of December 28, 2008, total foreign bank loans amounted to $4.8 million.

Financing activities also included $4.5 million in proceeds in connection with the exercise and issuance of employee stock options.

On December 31, 2007, subsequent to the fiscal 2007 year-end, the company entered into a transaction to acquire the net assets of New Star Holdings International, Inc. for $188.4 million in cash.  This acquisition was funded through borrowings under the company’s newly established $450 million senior revolving credit facility.

At December 29, 2007, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

Contractual Obligations

The company's contractual cash payment obligations are set forth below (dollars in thousands):

					Total
			Idle	Deferred	Contractual
	Long-term	Operating	Facility	Acquisition	Cash
	Debt	Leases	Lease	Payments	Obligations

Less than 1 year	$2,683	$2,790	$342	$—	$5,815
1-3 years	449	3,735	773	2,000	6,957
4-5 years	91,799	1,105	866	—	93,770
After 5 years	1,266	58	1,143	—	2,467

	$96,197	$7,688	$3,124	$2,000	$109,009

Idle facility lease consists of an obligation for a manufacturing location that was exited in conjunction with the company's manufacturing consolidation efforts. This lease obligation continues through June 2015. This facility has been subleased. The obligation presented above does not reflect any anticipated sublease income from the facilities.

As indicated in Note 11 to the consolidated financial statements, the company’s projected benefit obligation under its defined benefit plans exceeded the plans’ assets by $4.6 million at the end of 2007 as compared to $3.5 million at the end of 2006.  The unfunded benefit obligations were comprised of a $0.6 million underfunding of the company's union plan and $4.0 million underfunding of the company's director plans.  The company does not expect to contribute to the director plans in 2008.  The company made minimum contributions required by the Employee Retirement Income Security Act of 1974 (“ERISA”) of $0.1 million in 2007 and $0.2 million in 2006 to the company's union plan.  The company expects to continue to make minimum contributions to the union plan as required by ERISA, which are expected to be $0.1 million in 2008.

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

The company has an obligation to make $2.0 million of purchase price payments to the sellers of MP Equipment that were deferred in conjunction with the acquisition.

The company has no activities, obligations or exposures associated with off-balance sheet arrangements.

Related Party Transactions

From December 31, 2006 through the date hereof, there were no transactions between the company, its directors and executive officers that are required to be disclosed pursuant to Item 404 of Regulation S-K, promulgated under the Securities and Exchange Act of 1934, as amended.

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

Revenue Recognition. The company recognizes revenue on the sale of its products when risk of loss has passed to the customer, which occurs at the time of shipment, and collectibility is reasonably assured. The sale prices of the products sold are fixed and determinable at the time of shipment. Sales are reported net of sales returns, sales incentives and cash discounts based on prior experience and other quantitative and qualitative factors.

At the food processing equipment group, the company enters into long-term sales contracts for certain products. Revenue under these long-term sales contracts is recognized using the percentage of completion method prescribed by Statement of Position No. 81-1 due to the length of time to fully manufacture and assemble the equipment. The company measures revenue recognized based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. Because estimated labor hours to complete a project are based upon forecasts using the best available information, the actual hours may differ from original estimates. The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the company's financial statements and most accurately measures the matching of revenues with expenses. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. This statement is effective for interim reporting periods in fiscal years beginning after November 15, 2007. In November 2007, the FASB updated FASB Statement No. 157. The FASB reaffirmed that the statement is effective as originally scheduled in the accounting for the financial assets and liabilities of financial institutions. However, the FASB issued a one year deferral for the implementation of FASB Statement No. 157 for other nonfinancial assets and liabilities. The company does not anticipate the adoption of SFAS No. 157 will have a material impact on the financial statements and will apply this guidance prospectively.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.   This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity.  This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.   The company adopted the recognition provision of the overfunded or underfunded status of its defined benefit postretirement plan, but has not yet adopted the measurement date provision of SFAS No. 158.  This provision will be effective for the fiscal year ending January 3, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The company will apply this guidance prospectively. The company is continuing its process of determining what impact the application of this guidance will have on the company's financial position, results of operations or cash flows.

In December 2007, the FAS issued SFAS No. 141R, “Business Combinations”. This statement provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. This statement also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. This statement is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of FASB Statement No. 141R is not permitted. The company is evaluating the impact the application of this guidance will have on the company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of the company’s 2009 fiscal year, noncontrolling interests will be classified as equity in the company’s financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the company’s income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. The company does not anticipate the adoption of SFAS No. 160 will have a material impact on its financial statements.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company's debt obligations:

	Fixed Rate Debt	Variable Rate Debt
	(dollars in thousands)

2008	$—	$2,683
2009	—	224
2010	—	224
2011	—	225
2012 and thereafter	—	92,841
	$—	$96,197

During the fourth quarter of 2007 the company entered into a new senior secured credit facility. Terms of the senior credit agreement provide for $450.0 million of availability under a revolving credit line. As of December 29, 2007, the company had $91.4 million of borrowings outstanding under this facility. The company also has $5.1 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate at 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At December 29, 2007 the average interest rate on the senior debt amounted to 7.25%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of December 29, 2007.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On December 29, 2007 these facilities amounted to $4.8 million in US dollars, including $2.6 million outstanding under a revolving credit facility and $2.2 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 5.90% on December 29, 2007. The term loan matures in 2013 and the interest rate is assessed at 5.62%.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In February 2003, the company entered into an interest rate swap agreement for a notional amount of $10.0 million. This agreement swapped one-month LIBOR for a fixed rate of 2.36% and was in effect through December 2005. In January 2005, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swapped one-month LIBOR for a fixed rate of 3.78%. The notional amount was amortized consistent with the repayment schedule of the company's previous term loan maturing in November 2009. In conjunction with the company’s new financing agreement, this swap was cancelled during the fourth quarter of 2007. In January 2006, the company entered into an interest rate swap agreement for a notional amount of $10.0 million maturing on December 21, 2009. This agreement swaps one-month LIBOR for a fixed rate of 5.03%. In August 2006, in conjunction with the Houno acquisition, the company assumed an interest rate swap with a notional amount of $0.9 million Euro maturing on December 31, 2018. This agreement swaps one-month Euro LIBOR for a fixed rate of 4.84%. This agreement was cancelled In January 2007.

In connection with the increased borrowings associated with the New Star International Holdings acquisition, the company entered into a series of interest rate agreements to swap one-month LIBOR for fixed rate debt.  The following table summarizes the terms of the interest rate swap agreements entered into subsequent to the company’s 2007 fiscal year end:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

$10,000,000	2.520%	2/13/2008	2/19/2009
$20,000,000	2.635%	2/6/2008	2/6/2009
$25,000,000	3.350%	1/14/2008	1/14/2010
$10,000,000	2.920%	2/1/2008	2/1/2010
$10,000,000	2.785%	2/6/2008	2/6/2010
$10,000,000	3.033%	2/6/2008	2/6/2011
$10,000,000	2.820%	2/1/2008	2/1/2009

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At December 29, 2007, the company was in compliance with all covenants pursuant to its borrowing agreements.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statement schedule is included in response to Item 15

Schedule II - Valuation and Qualifying Accounts and Reserves	88

All other schedules for which provision is made to applicable regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Middleby Corporation

We have audited the accompanying consolidated balance sheets of The Middleby Corporation and subsidiaries (the “Company”) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited the Company's internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Jade, Carter-Hoffman, MP Equipment, and Wells Bloomfield, which were acquired on April 1, 2007, June 29, 2007, July 2, 2007, and August 3, 2007, respectively. These acquisitions constitute 37.0% and 22.3% of net and total assets, respectively, 13.3% of revenues, and 14.3% of net income of the consolidated financial statements of the Company as of and for the year ended December 29, 2007. Accordingly, our audit did not include the internal control over financial reporting at Jade, Carter-Hoffman, MP Equipment, and Wells Bloomfield.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Middleby Corporation and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Note 4 to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 26, 2008

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 29, 2007 AND DECEMBER 30, 2006
(amounts in thousands, except share data)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,463	$3,534
Accounts receivable, net	73,090	51,580
Inventories, net	66,438	47,292
Prepaid expenses and other	10,341	3,289
Prepaid taxes	17,986	1,129
Current deferred taxes	16,643	10,851
Total current assets	191,961	117,675
Property, plant and equipment, net	36,774	28,534
Goodwill	109,814	101,258
Other intangibles	52,522	35,306
Deferred tax assets	16,929	—
Other assets	3,079	2,249
Total assets	$411,079	$285,022

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$2,683	$16,838
Accounts payable	26,576	19,689
Accrued expenses	95,581	69,636
Total current liabilities	124,840	106,163
Long-term debt	93,514	65,964
Long-term deferred tax liability	—	5,867
Other non-current liabilities	9,813	6,455
Stockholders' equity:
Preferred stock, $0.01 par value; none issued	—	—
Common stock, $0.005 par value, 20,732,836 and 23,615,534 shares issued in 2007 and 2006, respectively	120	117
Paid-in capital	104,782	73,743
Treasury stock at cost; 3,855,044 shares in 2007 and 2006, respectively	(89,641)	(89,641)
Retained earnings	166,896	115,917
Accumulated other comprehensive income	755	437
Total stockholders' equity	182,912	100,573
Total liabilities and stockholders' equity	$411,079	$285,022

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2007, DECEMBER 30, 2006
AND DECEMBER 31, 2005
(amounts in thousands, except per share data)

	2007	2006	2005

Net sales	$500,472	$403,131	$316,668
Cost of sales	308,107	246,254	195,015
Gross profit	192,365	156,877	121,653
Selling and distribution expenses	50,769	40,371	33,772
General and administrative expenses	48,663	39,605	29,909
Income from operations	92,933	76,901	57,972
Interest expense and deferred financing amortization, net	5,855	6,932	6,437
Write-off of unamortized deferred financing costs	481	—	—
Loss on financing derivatives	314	—	—
Other (income) expense, net	(1,696)	161	137
Earnings before income taxes	87,979	69,808	51,398
Provision for income taxes	35,365	27,431	19,220
Net earnings	$52,614	$42,377	$32,178

Net earnings per share:
Basic	$3.35	$2.77	$2.14
Diluted	$3.11	$2.57	$1.99

Weighted average number of shares
Basic	15,694	15,286	15,028
Dilutive common stock equivalents	1,244	1,232	1,158
Diluted	16,938	16,518	16,186

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2007, DECEMBER 30, 2006
AND DECEMBER 31, 2005
(amounts in thousands)

					Accumulated
					Other	Total
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Stock	Earnings	Income	Equity
Balance, January 1, 2005	$114	$55,746	$(89,650)	$41,362	$(357)	$7,215
Comprehensive income:
Net earnings	-	-	-	32,178	-	32,178
Currency translation adjustments	-	-	-	-	(687)	(687)
Change in unrecognized pension benefit costs, net of tax of $(169)	-	-	-	-	(255)	(255)
Unrealized gain on interest rate swap, net of tax of $522	-	-	-	-	705	705
Net comprehensive income	-	-	-	32,178	(237)	31,941
Exercise of stock options	-	977	-	-	-	977
Restricted stock issuance	3	(3)	-	-	-	-
Stock compensation	-	3,310	-	-	-	3,310
Tax benefit on stock compensation	-	5,057	-	-	-	5,057
Balance, December 31, 2005	$117	$65,087	$(89,650)	$73,540	$(594)	$48,500
Comprehensive income:
Net earnings	-	-	-	42,377	-	42,377
Currency translation adjustments	-	-	-	-	945	945
Change in unrecognized pension benefit costs, net of tax of $145	-	-	-	-	218	218
Unrealized gain on interest rate swap, net of tax of $(88)	-	-	-	-	(132)	(132)
Net comprehensive income	-	-	-	42,377	1,031	43,408
Exercise of stock options	-	789	-	-	-	789
Issuance of treasury stock	-	-	9	-	-	9
Stock compensation	-	4,584	-	-	-	4,584
Tax benefit on stock compensation	-	3,283	-	-	-	3,283
Balance, December 30, 2006	$117	$73,743	$(89,641)	$115,917	$437	$100,573
Comprehensive income:
Net earnings	-	-	-	52,614	-	52,614
Currency translation adjustments	-	-	-	-	822	822
Change in unrecognized pension benefit costs, net of tax of $72	-	-	-	-	108	108
Unrealized gain on interest rate swap, net of tax of $(408)	-	-	-	-	(612)	(612)
Net comprehensive income	-	-	-	52,614	318	52,932
Exercise of stock options	3	4,545	-	-	-	4,548
Stock compensation	-	7,787	-	-	-	7,787
Tax benefit on stock compensation	-	18,707	-	-	-	18,707
Cumulative effect related the adoption of FIN48	-	-	-	(1,635)	-	(1,635)
Balance, December 29, 2007	$120	$104,782	$(89,641)	$166,896	$755	$182,912

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2007, DECEMBER 30, 2006
AND DECEMBER 31, 2005
(amounts in thousands)

	2007	2006	2005
Cash flows from operating activities—
Net earnings	$52,614	$42,377	$32,178
Adjustments to reconcile net earnings to net cash provided by operating activities—
Depreciation and amortization	6,360	4,861	3,554
Non-cash share-based compensation	7,787	4,584	3,310
Deferred taxes	4,582	677	807
Write-off of umamortized deferred financing costs	481	—	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(9,004)	(11,366)	(3,608)
Inventories, net	(1,150)	(4,030)	(1,323)
Prepaid expenses and other assets	(15,581)	3,582	7,222
Accounts payable	1,193	1,062	536
Accrued expenses and other liabilities	12,211	8,322	(417)
Net cash provided by operating activities	59,493	50,069	42,259
Cash flows from investing activities—
Additions to property and equipment	(3,311)	(2,267)	(1,376)
Acquisition of Nu-Vu	—	—	(11,450)
Acquisition of Alkar	—	(1,500)	(28,195)
Acquisition of Houno	(179)	(4,939)	—
Acquisition of Jade	(7,779)	—	—
Acquisition of Carter-Hoffmann	(16,242)	—	—
Acquisition of MP Equipment	(15,269)	—	—
Acquisition of Wells Bloomfield	(28,906)	—	—
Net cash (used in) investing activities	(71,686)	(8,706)	(41,021)
Cash flows from financing activities—
Net (repayments) proceeds under previous revolving credit facilities	(30,100)	(26,150)	4,985
Net (repayments) under previous senior secured bank notes	(47,500)	(12,500)	(10,000)
Proceeds under current revolving credit facilities	91,351	—	—
Net (repayments) proceeds under foreign bank loan	(970)	(1,936)	3,200
Repayments under note agreement	—	(2,145)	(313)
Debt issuance costs	(1,333)	—	—
Issuance of treasury stock	—	9	—
Net proceeds from stock issuances	4,548	789	977
Net cash provided by (used in) financing activities	15,996	(41,933)	(1,151)

Effect of exchange rates on cash and cash equivalents	124	153	(51)

Cash acquired in acquisitions	2	43	69

Changes in cash and cash equivalents—
Net increase (decrease) in cash and cash equivalents	3,929	(374)	105
Cash and cash equivalents at beginning of year	3,534	3,908	3,803

Cash and cash equivalents at end of year	$7,463	$3,534	$3,908

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2007, DECEMBER 30, 2006
AND DECEMBER 31, 2005

(1)  NATURE OF OPERATIONS

The Middleby Corporation (the "company") is engaged in the design, manufacture and sale of commercial foodservice and food processing equipment. The company manufactures and assembles this equipment at ten factories in the United States, one factory in China, one factory in Denmark and one factory in the Philippines. The company operates in three business segments: 1) the Commercial Foodservice Equipment Group, 2) the Food Processing Equipment Group and 3) the International Distribution Division.

The Commercial Foodservice Equipment Group manufactures a broad line of cooking, heating and warming equipment including ranges, convection ovens, conveyor ovens, baking ovens, proofers, broilers, fryers, combi-ovens, charbroilers, steam equipment, pop-up and conveyor toasters, hot food servers, food warming equipment, griddles, ventless cooking systems, coffee brewers, tea brewers, and beverage dispensing equipment. End-user customers include: (i) fast food or quick-service restaurants, (ii) full-service restaurants, including casual-theme restaurants, (iii) retail outlets, such as convenience stores, supermarkets and department stores and (iv) public and private institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, military facilities and government agencies. Included in these customers are several large multi-national restaurant chains, which account for a meaningful portion of the company's business, although no single customer accounts for more than 10% of net sales. The company's domestic sales are primarily through independent dealers and distributors and are marketed by the company's sales personnel and network of independent manufacturers' representatives.

The Food Processing Equipment Group manufactures food preparation, cooking, packaging and food safety equipment. Customers include food processing companies. Included in these companies are several large international food processing companies, which account for a significant portion of the revenues of this business segment, although none of which is greater than 10% of net sales. The sales of the business are made through its direct sales force.

The International Distribution Division provides sales, technical service and distribution services for the commercial foodservice industry. This division sells and supports the products manufactured by the company's commercial foodservice equipment business. This business operates through a combined network of independent and company-owned distributors. The company maintains regional sales offices in Asia, Europe and Latin America complemented by sales and distribution offices in China, India, Lebanon, Mexico, the Philippines, Russia, Spain, South Korea, Sweden, Taiwan and the United Kingdom.

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

The final allocation of cash paid for the Nu-Vu acquisition is summarized as follows (in thousands):

	Jan. 7, 2005	Adjustments	Dec. 31, 2005
Current assets	$2,556	$242	$2,798
Property, plant and equipment	1,178	—	1,178
Deferred tax assets	3,637	(336)	3,301
Goodwill	4,566	252	4,818
Other intangibles	2,188	(875)	1,313
Current liabilities	(2,125)	167	(1,958)
Total cash paid	$12,000	$(550)	$11,450

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

Alkar

On December 7, 2005 the company acquired the stock of Alkar Holdings, Inc. ("Alkar") for $26.7 million in cash. Cash paid at closing amounted to $28.2 million and included $1.5 million of estimated working capital adjustments determined at closing. In April 2006, the company reached final settlement of post-close adjustments, which resulted in an additional payment of $1.5 million.

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

The goodwill and $5.0 million of trademarks included in other intangibles are subject to the nonamortization provisions of SFAS No. 142 from the date of acquisition. Other intangibles also includes $2.1 million allocated to customer relationships, $0.6 million allocated to backlog, and $0.3 million allocated to developed technology which are amortized over periods of 10 years, 7 months, and 14 years respectively. Goodwill and other intangibles of Alkar are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are not deductible for tax purposes.

Houno

On August 31, 2006, the company acquired the stock of Houno A/S (“Houno”) located in Denmark for $4.9 million in cash plus transaction expenses. The company also assumed $3.7 million of debt included as part of the net assets of Houno.

The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the financial statements.

The final allocation of cash paid for the Houno acquisition is summarized as follows (in thousands):

	Aug. 31, 2006	Adjustments	Sep. 29, 2007
Current assets	$4,325	$(287)	$4,038
Property, plant and equipment	4,371	–	4,371
Goodwill	1,287	799	2,086
Other intangibles	1,139	(199)	940
Other assets	92	–	92
Current liabilities	(3,061)	(134)	(3,195)
Long-term debt	(2,858)	–	(2,858)
Long-term deferred tax liability	(356)	–	(356)

Total cash paid	$4,939	$179	$5,118

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

Jade

On April 1, 2007, the company completed its acquisition of the assets and operations of Jade Products Company (“Jade”), a leading manufacturer of commercial and residential cooking equipment from Maytag Corporation ("Maytag") for an aggregate purchase price of $7.4 million in cash plus transaction expenses. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreement.

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

The preliminary allocation of cash paid for the Jade acquisition is summarized as follows (in thousands):

	Apr. 1, 2007	Adjustments	Dec. 29, 2007
Current assets	$6,727	$(30)	$6,697
Property, plant and equipment	2,029	–	2,029
Goodwill	250	(250)	—
Other intangibles	1,590	(59)	1,531
Deferred tax assets	–	1,004	1,004
Current liabilities	(3,205)	(277)	(3,482)

Total cash paid	$7,391	$388	$7,779

Other intangibles of $1.4 million associated with the trade name, are subject to the non-amortization provisions of SFAS No. 142 from the date of acquisition. Other intangibles of $0.2 million allocated to customer relationships are to be amortized over a periods of 10 years. Goodwill and other intangibles of Jade are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

Carter-Hoffmann

On June 29, 2007, the company completed its acquisition of the assets and operations of Carter-Hoffmann (“Carter-Hoffmann”), a leading manufacturer of commercial cooking and warming equipment, from Carrier Commercial Refrigeration Inc., a subsidiary of Carrier Corporation, which is a unit of United Technologies Corporation, for an aggregate purchase price of $15.9 million in cash plus transaction expenses.

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

The preliminary allocation of cash paid for the Carter-Hoffmann acquisition is summarized as follows (in thousands):

	Jun. 29, 2007	Adjustments	Dec. 29, 2007
Current assets	$7,912	$(696)	$7,216
Property, plant and equipment	2,264	—	2,264
Goodwill	9,452	(6,958)	2,494
Other intangibles	—	3,910	3,910
Deferred tax assets	—	4,199	4,199
Current liabilities	(3,646)	(141)	(3,787)
Other non-current liabilities	(54)	—	(54)

Total cash paid	$15,928	$314	$16,242

The goodwill and $2.3 million of other intangibles associated with the trade name are subject to the non-amortization provisions of SFAS No. 142. Other intangibles also includes $1.6 million allocated to customer relationships are to be amortized over a period of 4 years. Goodwill and other intangibles of Carter-Hoffmann are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

MP Equipment

On July 2, 2007, the company completed its acquisition of the assets and operations of MP Equipment (“MP Equipment”), a leading manufacturer of food processing equipment for a purchase price of $15.0 million in cash plus transaction expenses. An additional deferred payment of $2.0 million is also due to the seller at the earlier of three years or upon the achievement of reaching certain profit targets. An additional contingent payment of $1.0 million is also payable if the business reaches certain target profits.

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

The preliminary allocation of cash paid for the MP Equipment acquisition is summarized as follows (in thousands):

	Jul. 2, 2007	Adjustments	Dec. 29, 2007
Current assets	$5,315	$114	$5,429
Property, plant and equipment	297	—	297
Goodwill	9,290	(4,682)	4,608
Other intangibles	6,420	(770)	5,650
Deferred tax assets	—	5,414	5,414
Other assets	16	—	16
Current liabilities	(4,018)	—	(4,018)
Other non-current liabilities	(2,127)	—	(2,127)

Total cash paid	$15,193	$76	$15,269

The goodwill and $3.3 million of other intangibles associated with the trade name are subject to the non-amortization provisions of SFAS No. 142. Other intangibles also includes $0.3 million allocated to backlog, $0.3 million allocated to developed technology and $1.8 million allocated to customer relationships which are to be amortized over periods of 6 months, 5 years and 5 years, respectively. Goodwill and other intangibles of MP Equipment are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

Wells Bloomfield

On August 3, 2007, the company completed its acquisition of the assets and operations of Wells Bloomfield (“Wells Bloomfield”), a leading manufacturer of commercial cooking and beverage equipment from Carrier Commercial Refrigeration Inc., a subsidiary of Carrier Corporation, which is a unit of United Technologies Corporation, for an aggregate purchase price of $28.4 million in cash plus transaction expenses.

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

The preliminary allocation of cash paid for the Wells Bloomfield acquisition is summarized as follows (in thousands):

	Aug. 3, 2007	Adjustments	Dec. 29, 2007
Cash	$2	$—	$2
Current assets	15,133	1,226	16,359
Property, plant and equipment	3,961	(5)	3,956
Goodwill	5,835	(5,254)	581
Other intangibles	8,130	(200)	7,930
Deferred tax assets	—	5,579	5,579
Other assets	21	—	21
Current liabilities	(4,277)	(1,245)	(5,522)

Total cash paid	$28,805	$101	$28,906

The goodwill and $5.5 million of other intangibles associated with the trade name are subject to the non-amortization provisions of SFAS No. 142. Other intangibles of $2.4 million allocated to customer relationships are to be amortized over a period of 4 years. Goodwill and other intangibles of Wells Bloomfield are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

(3) STOCK SPLIT

On May 3, 2007, the company’s Board of Directors authorized a two-for-one split of the company’s common stock in the form of a stock dividend. The stock dividend was paid on June 15, 2007 to company shareholders of record as of June 1, 2007. The company’s common stock began trading on a split-adjusted basis on June 18, 2007. All references in the accompanying consolidated financial statements and notes thereto related to net earnings per share and the number of shares has been adjusted to reflect this stock split.

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

The company's fiscal year ends on the Saturday nearest December 31. Fiscal years 2007, 2006 and 2005 ended on December 29, 2007, December 30, 2006 and December 31, 2005, respectively, and each included 52 weeks.

(b) Cash and Cash Equivalents

The company considers all short-term investments with original maturities of three months or less when acquired to be cash equivalents. The company’s policy is to invest its excess cash in interest-bearing deposits with major banks that are subject to minimal credit and market risk.

(c) Accounts Receivable

Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $5,818,000 and $5,101,000 at December 29, 2007 and December 30, 2006, respectively.

(d) Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventories at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $16.4 million in 2007 and $16.9 million in 2006 and represented approximately 25% and 36% of the total inventory in each respective year. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at December 29, 2007 and December 30, 2006 are as follows:

	2007	2006
	(dollars in thousands)

Raw materials and parts	$25,047	$15,795
Work in process	11,033	6,642
Finished goods	30,669	25,127
	66,749	47,564
LIFO reserve	(311)	(272)
	$66,438	$47,292

(e) Property, Plant and Equipment

Property, plant and equipment are carried at cost as follows:

	2007	2006
	(dollars in thousands)

Land	$6,180	$5,055
Building and improvements	29,050	25,194
Furniture and fixtures	11,163	9,662
Machinery and equipment	31,495	25,629
	77,888	65,540
Less accumulated depreciation	(41,114)	(37,006)
	$36,774	$28,534

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

Depreciation expense is provided for using the straight-line method and amounted to $4,174,000, $3,419,000 and $3,235,000 in fiscal 2007, 2006 and 2005, respectively.

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

Goodwill is allocated to the business segments as follows (in thousands):

	Commercial	Food	International
	Foodservice	Processing	Distribution	Total

Balance as of January 1, 2006	$79,580	$19,177	$—	$98,757

Goodwill acquired during the year	1,485	1,016	—	2,501
Impairment losses	—	—	—	—

Balance as of December 30, 2006	$81,065	$20,193	$—	$101,258

Goodwill acquired during the year	3,890	4,607	—	8,497
Impairment losses	—	—	—	—
Exchange effect	59	—	—	59

Balance as of December 29, 2007	$85,014	$24,800	$—	$109,814

Intangible assets consist of the following (in thousands):

	December 29, 2007			December 30, 2006
		Gross			Gross
	Estimated	Carrying	Accumulated	Estimated	Carrying	Accumulated
	Life	Amount	Amortization	Life	Amount	Amortization
Amortized intangible assets:
Customer lists	2 to 10 yrs	$8,440	$(1,408)	2 to 10 yrs	$2,447	$(277)
Backlog	4 to 7 mos	1,100	(1,100)	4 to 7 mos	927	(927)
Developed technology	2 to 7 yrs	830	(404)	7 yrs	492	(62)
		$10,370	$(2,912)		$3,866	$(1,266)
Unamortized intangible assets:
Trademarks and tradenames		$45,064			$32,706
		$45,064			$32,706

The aggregate intangible amortization expense was $1.9 million and $1.2 million in 2007 and 2006, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

2008	$1,686
2009	1,686
2010	1,686
2011	1,237
2012	473
Thereafter	690
$7,458

(g) Accrued Expenses

Accrued expenses consist of the following at December 29, 2007 and December 30, 2006, respectively:

	2007	2006
	(dollars in thousands)

Accrued payroll and related expenses	$21,448	$16,564
Accrued customer rebates	16,326	13,119
Accrued warranty	12,276	11,292
Accrued product liability and workers comp	6,978	4,361
Advanced customer deposits	7,971	3,615
Other accrued expenses	30,582	20,685

	$95,581	$69,636

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

(i) Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss) as reported in the consolidated balance sheets:

	2007	2006
	(dollars in thousands)

Unrecognized pension benefit costs, net of tax	$(934)	$(1,042)
Unrealized gain on interest rate swap, net of tax	—	612
Currency translation adjustments	1,689	867

	$755	$437

(j) Fair Value of Financial Instruments

Due to their short-term nature, the carrying value of the company's cash and cash equivalents and receivables approximate fair value. The value of long-term debt, which is disclosed in Note 5, approximates fair value. The company's derivative instruments are based on market prices when available or are derived from financial valuation methodologies.

(k) Foreign Currency

Foreign currency transactions are accounted for in accordance with SFAS No. 52 “Foreign Currency Translation.” The income statements of the company’s foreign operations are translated at the monthly average rates. Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur. These transactions amounted to a gain of $1.2 million in fiscal 2007 and a loss of $0.2 million and $0.1 million in fiscal 2006 and 2005, respectively.

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

At the Food Processing Equipment Group, the company enters into long-term sales contracts for certain products. Revenue under these long-term sales contracts is recognized using the percentage of completion method prescribed by Statement of Position No. 81-1 due to the length of time to fully manufacture and assemble the equipment. The company measures revenue recognized based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. Because estimated labor hours to complete a project are based upon forecasts using the best available information, the actual hours may differ from original estimates. The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the company's financial statements and most accurately measures the matching of revenues with expenses. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements.

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

A rollforward of the warranty reserve is as follows:

	2007	2006
	(dollars in thousands)

Beginning balance	$11,292	$11,286
Warranty reserve related to acquisitions	1,710	—
Warranty expense	10,169	9,258
Warranty claims	(10,895)	(9,252)
Ending balance	$12,276	$11,292

(n) Research and Development Costs

Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $5,835,000, $4,575,000 and $2,767,000 in fiscal 2007, 2006 and 2005, respectively.

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

The company adopted SFAS No. 123R as of January 1, 2006, using the modified prospective transition method. In accordance with the modified prospective transition method, the company’s consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Share-based compensation expense of $7.8 million, $4.6 million and $3.3 million, respectively, was recognized for fiscal 2007, 2006 and 2005. This included $0.6 million and $1.1 million, respectively, for fiscal 2007 and 2006 associated with stock options and $7.2 million, $3.5 million and $3.3 million, respectively, for fiscal 2007, 2006 and 2005 associated with stock grants.

Prior to the adoption of SFAS No. 123R, there was no share-based compensation expense recorded for stock options recognized in the statement of income during fiscal 2005.  Share-based compensation expense recorded for stock options in 2007 and 2006, respectively, as a result of the adoption of SFAS No. 123R was $0.6 million and $1.1 million, respectively, or $0.4 and $0.8 million, respectively, net of tax. The additional expense resulted in a reduction of $0.02 and $0.05, respectively to diluted earnings per share in fiscal year 2007 and 2006, respectively.

Prior to the adoption of SFAS No. 123R, the company had recorded share-based compensation expense related to stock grants as required by APB Opinion No. 25. In accordance with APB No. 25, the company established the value of a stock grant based upon the market value of the stock at the time of issuance.  Under APB No.25 the value of the stock grant is amortized and recorded as compensation expense over the applicable vesting period. The company issued stock grants with a fair value of $23.9 million in 2007 and $12.8 million in 2005. There were no stock grants issued in 2006.

As of December 29, 2007, there was $26.9 million of total unrecognized compensation cost related to nonvested share-based stock option and stock grant compensation arrangements, of which $8.8 million, $8.3 million and $4.1 million is expected to be recognized in 2008, 2009 and 2010, respectively.

The following table illustrates the pro forma effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123R and recognized share-based compensation expense associated with stock options during 2005 (dollars in thousands except per share data).

2005

Net income – as reported	$32,178

Less: Stock-based employee compensation expense, net of taxes	683

Net income – pro forma	$31,495

Earnings per share – as reported:
Basic	$2.14
Diluted	1.99

Earnings per share – pro forma:
Basic	$2.10
Diluted	1.95

The fair value of stock options and restricted share awards have been estimated using Black-Scholes and binomial option-pricing models, based on the average market price at the grant date and the weighted average assumptions specific to those option and share awards. Stock option and restricted share award valuation models require the input of highly subjective assumptions. As the company’s options have characteristics significantly different from those of traded share and options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.  Expected volatility assumptions are based on historical volatility of the company’s stock.  Expected life assumptions are based on the “simplified” method as described in SEC SAB No. 107, which is the midpoint between the vesting date and the end of the contractual term.  The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.  The company issued 514,000 restricted share awards in 2007 and 7,000 stock options in 2006. The weighted average assumptions utilized for stock option and restricted share grants during the periods presented are as follows:

	2007	2006
Share based award assumptions (weighted average):
Volatility	37.5%	40.0%
Expected life (years)	3.3	4.6
Risk-free interest rate	4.5%	5.0%
Dividend yield	0.0%	0.0%

Fair value	$46.38	$36.10

(p) Earnings Per Share

In accordance with SFAS No. 128 “Earnings Per Share”, “basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding, warrants and other dilutive securities.

The company’s potentially dilutive securities consist of shares issuable on exercise of outstanding options and vesting of restricted stock grants computed using the treasury method and amounted to 1,244,000, 1,232,000 and 1,158,000 for fiscal 2007, 2006 and 2005, respectively.

(q) Consolidated Statements of Cash Flows

Cash paid for interest was $6.0 million, $6.1 million and $6.0 million in fiscal 2007, 2006 and 2005, respectively. Cash payments totaling $35.8 million, $11.4 million and $16.3 million were made for income taxes during fiscal 2007, 2006 and 2005, respectively.

(r) New Accounting Pronouncements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. This statement is effective for interim reporting periods in fiscal years beginning after November 15, 2007. In November 2007, the FASB updated FASB Statement No. 157. The FASB reaffirmed that the statement is effective as originally scheduled in the accounting for the financial assets and liabilities of financial institutions. However, the FASB issued a one year deferral for the implementation of FASB Statement No. 157 for other nonfinancial assets and liabilities. The company does not anticipate the adoption of SFAS No. 157 will have a material impact on the financial statements and will apply this guidance prospectively.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.   This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity.  This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.   The company adopted the recognition provision of the overfunded or underfunded status of its defined benefit postretirement plan, but has not yet adopted the measurement date provision of SFAS No. 158.  This provision will be effective for the fiscal year ending January 3, 2009.

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

In December 2007, the FAS issued SFAS No. 141R, “Business Combinations”. This statement provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. This statement also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. This statement is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of FASB Statement No. 141R is not permitted. The company is evaluating the impact the application of this guidance will have on the company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of the company’s 2009 fiscal year, noncontrolling interests will be classified as equity in the company’s financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the company’s income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. The company does not anticipate that the adoption of SFAS No. 160 will have a material impact on its financial statements.

(5) FINANCING ARRANGEMENTS

The following is a summary of long-term debt at December 29, 2007 and December 30, 2006:

	2007	2006
	(dollars in thousands)

Senior secured revolving credit line	$91,350	$30,100
Senior secured bank term loans	—	47,500
Foreign loans	4,847	5,202

Total debt	$96,197	$82,802

Less current maturities of long-term debt	$2,683	16,838

Long-term debt	$93,514	$65,964

During the fourth quarter of 2007 the company entered into a new senior secured credit facility. Terms of the senior credit agreement provide for $450.0 million of availability under a revolving credit line. As of December 29, 2007, the company had $91.4 million of borrowings outstanding under this facility. The company also has $5.1 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate at 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At December 29, 2007 the average interest rate on the senior debt amounted to 7.25%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of December 29, 2007.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On December 29, 2007 these facilities amounted to $4.8 million in US dollars, including $2.6 million outstanding under a revolving credit facility and $2.2 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 5.90% on December 29, 2007. The term loan matures in 2013 and the interest rate is assessed at 5.62%.

In December 2005, the company entered into a $3.2 million U.S. dollar secured term loan at its subsidiary in Spain. As of December 29, 2007, the company had fully repaid the borrowings under this loan.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. In February 2003, the company entered into an interest rate swap agreement for a notional amount of $10.0 million. This agreement swapped one-month LIBOR for a fixed rate of 2.36% and was in effect through December 2005. In January 2005, the company entered into an interest rate swap agreement for a notional amount of $70.0 million. This agreement swapped one-month LIBOR for a fixed rate of 3.78%. The notional amount was amortized consistent with the repayment schedule of the company's previous term loan maturing November 2009. In conjunction with the company’s new financing agreement this swap was cancelled. In January 2006, the company entered into an interest rate swap agreement for a notional amount of $10.0 million maturing on December 21, 2009. This agreement swaps one-month LIBOR for a fixed rate of 5.03%. In August 2006, in conjunction with the Houno acquisition, the company assumed an interest rate swap with a notional amount of $0.9 million Euro maturing on December 31, 2018. This agreement was cancelled in January 2007.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company. At December 29, 2007, the company was in compliance with all covenants pursuant to its borrowing agreements.

The aggregate amount of debt payable during each of the next five years is as follows:

(dollars in thousands)
2008	$2,683
2009	224
2010	224
2011	225
2012 and thereafter	92,841

$96,197

As of December 30, 2006, the company had $77.6 million outstanding under its senior secured credit facility, including $30.1 million of borrowings under the revolving credit line and $47.5 million of a term loan. The company also had $5.2 million in outstanding letters of credit at December 30, 2006. At December 30, 2006 the average interest rate on the senior debt amounted to 6.49%.

As of December 30, 2006, the company had $1.4 million outstanding in an U.S. Dollar secured term loan at its subsidiary in Spain. At December 30, 2006, the average interest rate was 5.82%.

As of December 30, 2006, the company had $3.8 million in U.S. dollars outstanding in a debt facility with borrowings in Danish Krone, including a $2.1 million term loan, $0.9 million under revolving credit facilities and a $0.8 million mortgage note.

(6) COMMON AND PREFERRED STOCK

(a)	Shares Authorized and Issued

At December 29, 2007 and December 30, 2006 the company had 47,500,000 and 40,000,000, respectively, shares of common stock and 2,000,000 shares of Non-voting Preferred Stock authorized. At December 29, 2007, there were 16,877,792 common stock shares outstanding.

(b)	Treasury Stock

In July 1998, the company's Board of Directors adopted a stock repurchase program and during 1998 authorized the purchase of up to 1,800,000 common shares in open market purchases. As of December 29, 2007, 952,999 shares had been purchased under the 1998 stock repurchase program and 847,001 remain authorized for repurchase.

At December 29, 2007, the company had a total of 3,855,044 shares in treasury amounting to $89.6 million.

(c)	Share-Based Awards

The company maintains a 1998 Stock Incentive Plan (the "1998 Plan"), as amended on December 15, 2003, under which the company's Board of Directors issues stock options and stock grants to key employees. A maximum amount of 3,500,000 shares can be issued under the 1998 Plan.  Stock options issued under the plan provide key employees with rights to purchase shares of common stock at specified exercise prices. Options may be exercised upon certain vesting requirements being met, but expire to the extent unexercised within a maximum of ten years from the date of grant. Stock grants issued to employees are transferable upon certain vesting requirements being met.

As of December 29, 2007, a total of 3,451,320 share based awards have been issued under the 1998 Plan.  This includes 989,000 stock grants, of which 707,000 remain unvested and 2,462,320 stock options, of which 1,583,712 have been exercised and 851,608 remain outstanding.

In addition to shares under the 1998 Stock Incentive Plan, certain directors of the company have outstanding stock options. As of December 29, 2007, there were 6,000 shares outstanding, all of which are vested.

The company also maintains a 2007 Stock Incentive Plan (the "2007 Plan"), as created on May 7, 2007, under which the company's Board of Directors issues stock options and stock grants to key employees. A maximum amount of 200,000 shares can be issued under the 2007 Plan.  Stock options issued under the plan provide key employees with rights to purchase shares of common stock at specified exercise prices. Options may be exercised upon certain vesting requirements being met, but expire to the extent unexercised within a maximum of ten years from the date of grant. Stock grants issued to employees are transferable upon certain vesting requirements being met.

As of December 29, 2007, a total of 197,000 share based awards have been issued under the 2007 Plan.  This includes 197,000 stock grants, all of which remain outstanding and unvested.

The company issues share-based awards from shares that have been authorized as new share issuances. The company does not anticipate it will be required to repurchase any additional shares of common stock in 2008 to satisfy obligations under its share-based award programs.

A summary of stock option activity under the 1998 Stock Incentive Plan is presented below:

		Weighted Average
Stock Option Activity	Shares	Exercise Price

Outstanding at
January 1, 2005:	1,396,400	$6.78

Granted	200,000	—

Exercised	(98,350)	$4.89

Forfeited	(26,000)	$5.11

Outstanding at
December 31, 2005:	1,472,050	$9.63

Granted	—	—

Exercised	(105,096)	$7.17

Forfeited	—	—

Outstanding at
December 30, 2006:	1,366,954	$9.80

Granted	—	—

Exercised	(488,346)	$9.31

Forfeited	(27,000)	—

Outstanding at
December 29, 2007:	851,608	$9.58

Aggregate intrinsic
value (dollars in thousands)	$57,151

Exercisable at
December 29, 2007:	765,753	$8.30

Aggregate intrinsic
value (dollars in thousands)	$52,370

A summary of the stock option activity under the Directors Plan is presented below:

		Weighted Average
Stock Option Activity	Shares	Exercise Price

Outstanding at
January 1, 2005:	112,000	$4.08

Granted	—	—

Exercised	(100,000)	$3.93

Forfeited	—	—

Outstanding at
December 31, 2005:	12,000	$5.26

Granted	7,000	$44.22

Exercised	(6,000)	$5.26

Forfeited	—	—

Outstanding at
December 30, 2006:	13,000	$26.24

Granted	—	—

Exercised	—	—

Forfeited	(7,000)	—

Outstanding at
December 29, 2007:	6,000	$5.26

Aggregate intrinsic
value (dollars in thousands)	$429

Exercisable at
December 29, 2007:	6,000	$5.26

Aggregate intrinsic
value (dollars in thousands)	$429

There were no nonvested shares under the Directors Plan as of December 29, 2007.

The following summarizes the options outstanding and exercisable under the stock plans by exercise price, at December 29, 2007:

		Weighted		Weighted
		Average		Average
Exercise	Options	Remaining	Options	Remaining
Price	Outstanding	Life	Exercisable	Life

Employee plan

$ 2.95	231,000	4.16	231,000	4.16
$ 5.26	117,400	5.18	93,920	5.18
$ 9.24	378,458	5.82	378,458	5.82
$ 26.97	124,750	7.17	62,375	7.17

	851,608	5.52	765,753	5.42

Director plan

$ 5.26	6,000	0.18	6,000	0.18

A summary of the company’s nonvested share grant activity under the 1998 and 2007 Stock Incentive Plans and related information, for fiscal year ended December 29, 2007 is as follows:
		Weighted Average
		Grant-Date
	Shares	Fair Value

Nonvested Shares

Nonvested shares at December 31, 2005	560,000	$25.37

Granted	—	—
Vested	(140,000)	$24.50
Forfeited	—	—

Nonvested shares at December 30, 2006	420,000	$25.65

Granted	516,000	$46.55
Vested		—
Forfeited	(32,000)	$41.86

Nonvested shares at December 29, 2007	904,000	$30.19

Additional information related to the share based compensation is as follows:

	2007	2006	2005
	(dollars in thousands)

Intrinsic value of options exercised	$28,595	$4,010	$4,762
Cash received from exercise	4,548	789	977
Tax benefit from option exercises	10,340	514	878

(7)	INCOME TAXES

Earnings before taxes is summarized as follows:

	2007	2006	2005
	(dollars in thousands)

Domestic	$81,371	$65,156	$45,603
Foreign	6,608	4,652	5,795
Total	$87,979	$69,808	$51,398

The provision for income taxes is summarized as follows:

	2007	2006	2005
	(dollars in thousands)

Federal	$27,452	$21,189	$14,470
State and local	5,758	4,582	3,663
Foreign	2,155	1,660	1,087
Total	$35,365	$27,431	$19,220

Current	$30,783	$26,754	$18,413
Deferred	4,582	677	807
Total	$35,365	$27,431	$19,220

Reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate are as follows:

	2007	2006	2005
U.S. federal statutory tax rate	35.0%	35.0%	35.0%

Permanent book vs. tax differences	(1.1)	(0.9)	(1.3)
State taxes, net of federal benefit	4.3	4.4	4.9
U.S. taxes on foreign earnings and foreign tax rate differentials	0.9	0.7	1.8
Reserve adjustments and other	1.1	0.1	(3.0)
Consolidated effective tax	40.2%	39.3%	37.4%

At December 29, 2007 and December 30, 2006, the company had recorded the following deferred tax assets and liabilities, which were comprised of the following:

	2007	2006
	(dollars in thousands)

Deferred tax assets:
Compensation reserves	$10,521	$5,613
Intangible assets	6,055	—
Warranty reserves	4,547	4,354
Inventory reserves	4,182	2,659
Receivable related reserves	2,551	2,084
Product liability and workers comp reserves	2,382	697
Accrued retirement benefits	1,463	1,290
Accrued plant closure	948	1,200
Unicap	562	369
Depreciation	141	—
Other	2,981	1,178
Gross deferred tax assets	36,333	19,444
Valuation allowance	—	—
Deferred tax assets	$36,333	$19,444

Deferred tax liabilities:
Intangible assets	$—	$(9,740)
Depreciation	—	(2,941)
Foreign tax earnings repatriation	(2,388)	(1,208)
Interest rate swap	—	(408)
LIFO reserves	(373)	(163)

Deferred tax liabilities	$(2,761)	$(14,460)

Although the company believes its tax returns are correct, the final determination of tax examinations may be different that what was reported on the tax returns. In the opinion of management, adequate tax provisions have been made for the years subject to examination. The company is currently under examination by the Internal Revenue Service for the year ended December 31, 2005. The completion date of this examination has not been determined as of December 29, 2007.

On December 31, 2006, the company adopted the provisions of SFAS No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained.

The following table indicates the effect of the application of FIN 48 on individual line items in the Consolidated Balance Sheet as of the adoption date (dollars in thousands).

	Before		After
	FIN 48	Adjustment	FIN 48

Accrued liabilities	$69,636	$(5,395)	$64,241
Other non-current liabilities	$6,455	$7,030	$13,485
Retained earnings	$115,917	$(1,635)	$114,282

As of the adoption date, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $5.7 million (of which the entire amount would impact the effective tax rate if recognized) plus approximately $0.5 million of accrued interest and $0.8 million of penalties. As of December 29, 2007, the corresponding balance of liability for unrecognized tax benefits was approximately $7.7 million plus approximately $1.0 million of accrued interest and $1.3 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense, which is consistent with reporting in prior periods.

The following table summarizes the activity related to the unrecognized tax benefits during fiscal 2007 (dollars in thousands):

Balance at December 30, 2006	$5,732
Increases to current year tax positions	3,235
Expiration of the statue of limitations for the
assessment of taxes	(1,301)
Balance at December 29, 2007	$7,666

The company does not anticipate that total unrecognized tax benefits will significantly change due to any settlement of audits and the expiration of statute of limitations prior to January 3, 2009.

The company operates in multiple taxing jurisdictions; both within the United States and outside of the United States, and faces audits from various tax authorities. The Company remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Within specific countries, the company and its operating subsidiaries may be subject to audit by various tax authorities and may be subject to different statute of limitations expiration dates. A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States – federal	2005 - 2007
United States – states	2001 - 2007
China	2006 - 2007
Denmark	2006 - 2007
Mexico	2006 - 2007
Philippines	2004 - 2007
South Korea	2004 - 2007
Spain	2005 - 2007
Taiwan	2005 - 2007
United Kingdom	2006 - 2007

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

  The company periodically enters into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. There were no forward contracts outstanding as of December 29, 2007.

(b)	Interest rate

In January 2005, the company entered into an interest rate swap agreement with a notional amount of $70.0 million. The agreement swapped one month LIBOR for a fixed rate of 3.78%. The notional amount of the swap amortized consistent with the repayment schedule of the company's senior term loan maturing in November 2009. The interest rate swap had been designated as a hedge, and in accordance with SFAS No. 133 the changes in the fair value are recorded as a component of accumulated comprehensive income. In conjunction with the company’s new financing agreement entered into on December 28, 2007, this interest rate swap was cancelled. The realized loss related to this agreement was less than $0.1 million and has been recorded in earnings in fiscal 2007.

In January 2006, the company entered into an interest rate swap agreement for a notional amount of $10.0 million maturing on December 21, 2009. This agreement swaps one-month LIBOR for a fixed rate of 5.03%. This interest rate swap has not been designated as a hedge, and in accordance with SFAS No. 133 the changes in the fair value are recorded in earnings. The net loss recorded on this swap amounted to $0.2 million in 2007 and has been recorded in net earnings.

In August 2006, in conjunction with the Houno acquisition, the company assumed an interest rate swap with a notional amount of $1.2 million maturing on December 31, 2018. The agreement swaps one-month Euro LIBOR for a fixed rate of 4.84%. The interest rate swap has not been designated as an effective hedge and therefore changes in the fair value were reflected in earnings. This interest rate swap was cancelled during the year.

(9) LEASE COMMITMENTS

The company leases warehouse space, office facilities and equipment under operating leases, which expire in fiscal 2008 and thereafter. The company also has a lease obligation for a manufacturing facility that was exited in conjunction with manufacturing consolidation efforts in 2001. Future payment obligations under these leases are as follows:

		Idle
	Operating	Facility	Total Lease
	Leases	Leases	Commitments
	(dollars in thousands)
2008	$2,790	$342	$3,132
2009	2,297	350	2,647
2010.	1,438	423	1,861
2011	850	430	1,280
2012 and thereafter	313	1,579	1,892

	$7,688	$3,124	$10,812

Rental expense pertaining to the operating leases was $1.7 million, $0.9 million, and $0.8 million in fiscal 2007, 2006, and 2005, respectively.

The idle lease obligations relate to a manufacturing facility in Quakertown, Pennsylvania that was exited in 2001.  Obligations under that lease extend through June 2015.  The company has established reserves of $2.4 million to cover the costs of obligations under this lease, net of anticipated sublease income.  Management believes the remaining reserve balance is adequate to cover costs associated with the lease obligation.  However, the forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate.  If the company's estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

(10) SEGMENT INFORMATION

The company operates in three reportable operating segments defined by management reporting structure and operating activities.

The Commercial Foodservice Equipment Group manufactures cooking equipment for restaurants and institutional kitchens. This business division has manufacturing facilities in California, Illinois, Michigan, Nevada, New Hampshire, North Carolina, Vermont, China, Denmark and the Philippines. Principal product lines of this group include conveyor ovens, ranges, steamers, convection ovens, combi-ovens, broilers and steam cooking equipment, baking and proofing ovens, griddles, charbroilers, catering equipment, fryers, toasters, hot food servers, foodwarming equipment, griddles and coffee and beverage dispensing equipment. These products are sold and marketed under the brand names: Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, CTX, Carter-Hoffmann, Houno, MagiCater, MagiKitch’n, Middleby Marshall, Nu-Vu, Pitco, Southbend, Toastmaster, and Wells.

The Food Processing Equipment Group manufactures preparation, cooking, packaging and food safety equipment for the food processing industry. This business division has manufacturing operations in Georgia and Wisconsin. Its principal products include batch ovens, belt ovens and conveyorized cooking systems sold under the Alkar brand name, packaging and food safety equipment sold under the RapidPak brand name and breading, battering, mixing, slicing and forming equipment sold under the MP Equipment brand name.

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

The following table summarizes the results of operations for the company’s business segments1 (dollars in thousands):

	Commercial	Food	International	Corporate
	Foodservice	Processing	Distribution	and Other(2)	Eliminations(3)	Total

2007
Net sales	$403,735	$70,467	$62,476	$—	$(36,206)	$500,472
Operating income	95,822	15,324	4,645	(23,853)	995	92,933
Depreciation expense	3,379	511	156	128	—	4,174
Net capital expenditures	2,906	92	234	79	—	3,311
Total assets	263,536	74,400	29,914	51,742	(8,513)	411,079
Long-lived assets(4)	152,207	40,876	660	25,375	—	219,118

2006
Net sales	$324,206	$55,153	$56,496	$—	$(32,724)	$403,131
Operating income	85,267	8,396	3,160	(18,771)	(1,151)	76,901
Depreciation expense	2,749	508	110	52	—	3,419
Net capital expenditures	1,421	447	83	316	—	2,267
Total assets	211,289	45,445	27,764	7,650	(7,126)	285,022
Long-lived assets(4)	129,941	27,791	500	9,115	—	167,347

2005
Net sales	$294,067	$2,837	$53,989	$—	$(34,225)	$316,668
Operating income	69,710	134	3,460	(15,367)	35	57,972
Depreciation expense	2,992	49	178	16	—	3,235
Net capital expenditures	1,006	—	275	95	—	1,376
Total assets	192,207	43,410	25,869	8,338	(5,906)	263,918
Long-lived assets(4)	129,958	26,922	400	5,003	—	162,283

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

(4)
Long-lived assets of the Commercial Foodservice Equipment Group includes assets located in the Philippines which amounted to $1,929, $2,002 and $2,095 in 2007, 2006 and 2005, respectively and assets located in Denmark which amounted to $2,013 and $1,307 in 2007 and 2006.

Net sales by each major geographic region are as follows:

	2007	2006	2005
	(dollars in thousands)

United States and Canada	$399,151	$326,023	$256,790

Asia	30,561	25,779	23,399
Europe and Middle East	53,646	34,831	26,568
Latin America	17,114	16,498	9,911
Total international	101,321	77,108	59,878
	$500,472	$403,131	$316,668

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

A summary of the plans’ benefit obligations, funded status, and net balance sheet position is as follows:

		(dollars in thousands)
	2007	2007	2006	2006
	Union	Director	Union	Director
	Plan	Plans	Plan	Plans
Change in Benefit Obligation:
Benefit obligation – beginning of year	$4,662	$2,822	$4,695	$1,447

Service cost	—	954	—	1,222
Interest on benefit obligations	259	199	256	153
Return on assets	(214)	—	(202)	—
Net amortization and deferral	148	—	180	—
Net pension expense	193	1,153	234	1,375
Net benefit payments	(195)	—	(211)	—
Actuarial (gain) loss	(33)	—	(56)	—
Benefit obligation - end of year	$4,627	$3,975	$4,662	$2,822
Change in Plan Assets:
Plan assets at fair value – beginning of year	$3,999	$—	$3,738	$—
Company contributions	61	—	165	—
Investment gain	148	—	307	—
Benefit payments and plan expenses	(195)	—	(211)	—
Plan assets at fair value – end of year	$4,013	$—	$3,999	$—
Funded Status:
Unfunded benefit obligation	$(614)	$(3,975)	$(663)	$(2,822)

Pre-tax components in accumulated other comprehensive income:
Net actuarial loss	$1,555	$—	$1,736	$—
Net prior service cost	—	—	—	—
Net transaction (asset) obligations	—	—	—	—
Total amount recognized	$1,555	$—	$1,736	$—

Salary growth rate	n/a	8.70%	n/a	7.50%
Assumed discount rate	5.75%	5.75%	5.75%	5.75%
Expected return on assets	5.50%	n/a	5.50%	n/a

In September 2006, the FASB issued SFAS No. 158. One provision of SFAS No. 158 requires full recognition of the funded status of defined benefit and post-retirement plans. Adoption of this provision did not impact earnings. The company utilizes a November 30 measurement date for the calculation of the union plan obligation, which would not materially differ from measurement at the fiscal year end.

The following table indicates the pre-tax incremental effect of the application of SFAS No. 158 on individual line items in the Consolidated Balance Sheet at December 30, 2006, for the company’s plans (dollars in thousands).

	Before		After
	SFAS No. 158	Adjustment	SFAS No. 158
Pension Plans:
Prepaid benefit cost	$(1,073)	$(1,073)	$—
Accrued benefit liability	(1,736)	1,073	(633)
Accumulated other comprehensive income	1,736	—	1,736

The company has engaged a non-affiliated third party professional investment advisor to assist the company develop its investment policy and establish asset allocations. The company's overall investment objective is to provide a return, that along with company contributions, is expected to meet future benefit payments. Investment policy is established in consideration of anticipated future timing of benefit payments under the plans. The anticipated duration of the investment and the potential for investment losses during that period are carefully weighed against the potential for appreciation when making investment decisions. The company routinely monitors the performance of investments made under the plans and reviews investment policy in consideration of changes made to the plans or expected changes in the timing of future benefit payments.

The assets of the union plan were invested in the following classes of securities (none of which were securities of the company):

	2007	2006
	Union	Union
	Plan	Plan

Equity	27%	26%
Fixed income	16	36
Money market	57	38
	100%	100%

The expected return on assets is developed in consideration of the anticipated duration of investment period for assets held by the plan, the allocation of assets in the plan, and the historical returns for plan assets.

Estimated future benefit payments under the plans are as follows (dollars in thousands):

	Union Plan	Director Plans
2008	$312	$40
2009	314	40
2010	313	40
2011	303	40
2012	316	131
2013 thru 2017	1,622	4,142

Contributions to the directors' plan are based upon actual retirement benefits for directors as they retire. Contributions under the union plan are funded in accordance with provisions of The Employee Retirement Income Security Act of 1974. Expected contributions to be made in 2008 are $0.1 million.

(b) 401K Savings Plans

As of December 29, 2007 the company maintained two separate defined contribution 401K savings plans covering all employees in the United States. These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States.

In conjunction with the freeze on future benefits under the defined benefit plan for union employees at the Elgin, Illinois facility, the company established a 401K savings plan for this group of employees. The company makes contributions to this plan in accordance with its agreement with the union. These contributions amounted to $61,000 for 2007, $206,000 for 2006 and $219,600 for 2005. There were no other profit sharing contributions to the 401K savings plans for 2007, 2006 and 2005.

(12) QUARTERLY DATA (UNAUDITED)

	1st	2nd	3rd	4th	Total Year
	(dollars in thousands, except per share data)
2007
Net sales	$105,695	$113,248	$135,996	$145,533	$500,472
Gross profit	41,105	44,886	51,396	54,978	192,365
Income from operations	18,806	21,202	25,424	27,501	92,933
Net earnings	$10,720	$12,582	$14,056	$15,256	$52,614

Basic earnings per share (1)(2)	$0.69	$0.80	$0.89	$0.96	$3.35

Diluted earnings per share (1)(2)	$0.64	$0.75	$0.83	$0.89	$3.11

2006
Net sales	$96,749	$104,849	$103,239	$98,294	$403,131
Gross profit	35,524	41,727	40,575	39,051	156,877
Income from operations	15,148	20,279	21,021	20,453	76,901
Net earnings	$8,051	$11,090	$12,177	$11,059	$42,377

Basic earnings per share (1)(2)	$0.53	$0.73	$0.80	$0.72	$2.77

Diluted earnings per share (1)(2)	$0.49	$0.67	$0.74	$0.67	$2.57

(1) Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

(2) Earnings per share have been adjusted to reflect the company’s stock split on June 15, 2007.

(13) SUBSEQUENT EVENT

On December 31, 2007, subsequent to the company’s fiscal 2007 year end, the company completed its acquisition of New Star International Holdings, Inc. and Subsidiaries for $188.4 million in cash.  The transaction was funded from borrowings under the company’s new debt facility that was entered into on December 28, 2007.  The acquisition had no impact on the company’s 2007 financial position, results of operations or cash flows.

In connection with the increased borrowings associated with the New Star International Holdings acquisition, the company entered into a series of interest rate agreements to swap one-month LIBOR for fixed rate debt.  The following table summarizes the terms of the interest rate swap agreements entered into subsequent to the company’s 2007 fiscal year end:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

$ 10,000,000	2.520%	2/13/2008	2/19/2009
$ 20,000,000	2.635%	2/6/2008	2/6/2009
$ 25,000,000	3.350%	1/14/2008	1/14/2010
$ 10,000,000	2.920%	2/1/2008	2/1/2010
$ 10,000,000	2.785%	2/6/2008	2/6/2010
$ 10,000,000	3.033%	2/6/2008	2/6/2011
$ 10,000,000	2.820%	2/1/2008	2/1/2009

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FISCAL YEARS ENDED DECEMBER 29, 2007, DECEMBER 30, 2006
AND DECEMBER 31, 2005

	Balance	Additions	Write-Offs		Balance
	Beginning	Charged	During the		At End
	Of Period	Expense	the Period	Acquisition	Of Period

Allowance for
doubtful accounts; deducted from
accounts receivable on the
balance sheets-

2007	$5,101,000	$1,092,000	$(2,433,000)	$2,058,000	$5,818,000

2006	$3,081,000	$1,733,000	$(722,000)	$1,009,000	$5,101,000

2005	$3,382,000	$503,000	$(1,125,000)	$321,000	$3,081,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls Procedure

The company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report) that are designed to ensure that information required to be disclosed in the company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

As of December 29, 2007, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 29, 2007, there have been no changes in the company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment of the internal control structure excluded Jade, Carter-Hoffman, MP Equipment, and Wells Bloomfield, which were acquired on April 1, 2007, June 29, 2007, July 2, 2007, and August 3, 2007, respectively. These acquisitions constitute 37.0% and 22.3% of net and total assets, respectively, 13.3% of revenues, and 14.3% of net income of the consolidated financial statements of the Company as of and for the year ended December 29, 2007. These acquisitions are included in the consolidated financial statements of the company as of and for the year ended December 29, 2007. Under guidelines established by the Securities Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2007.

The Middleby Corporation
February 26, 2008

Item 9B. Other Information

None.

PART III

Pursuant to General Instruction G (3), of Form 10-K, the information called for by Part III (Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions) and Item 14 (Principal Accountant Fees and Services), is incorporated herein by reference from the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial statements.

The financial statements listed on Page 48 are filed as part of this Form 10-K.

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

2.4
Agreement and Plan of Merger, dated as of November 18, 2007, by and among Middleby Marshall, Inc., New Cardinal Acquisition Sub Inc., New Star International Holdings, Inc. and Weston Presidio Capital IV, L.P., incorporated by reference to the company’s Form 8-K, Exhibit 2.1, dated November, 18, 2007, filed on November 23, 2007.

3.1
Restated Certificate of Incorporation of The Middleby Corporation (effective as of May 13, 2005, incorporated by reference to the company's Form 8-K, Exhibit 3.1, dated April 29, 2005, filed on May 17, 2005.

3.2
Second Amended and Restated Bylaws of The Middleby Corporation (effective as of December 31, 2007, incorporated by reference to the company's Form 8-K, Exhibit 3.1, dated December 31, 2007, filed on January 4, 2008.

3.3
Certificate of Amendment to the Restated Certificate of Incorporation of The Middleby Corporation (effective as of May 3, 2007), incorporated by reference to the company’s Form 8-K, Exhibit 3.1, dated May 3, 2007, filed on May 3, 2007.

4.1
Certificate of Designations dated October 30, 1987, and specimen stock certificate relating to the company Preferred Stock, incorporated by reference from the company’s Form 10-K, Exhibit (4), for the fiscal year ended December 31, 1988, filed on March 15, 1989.

10.1	Fourth Amended and Restated Credit Agreement, as of December 28 2007, among The Middleby Corporation, Middleby Marshall, Inc., Various Financial Institutions, Wells Fargo Bank, Inc., Wells Fargo Bank N.A., as syndication agent Royal Bank of Canada, RBS Citizens, N.A., as Co-Documentation Agents, Fifth Third Bank and National City Bank as Co-Agents and Bank of America N.A., as Administrative Agent, Issuing Lender and Swing Line Lender, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated December 28, 2007, filed on January 4, 2008.

10.2 *	Amended 1998 Stock Incentive Plan, dated December 15, 2003, incorporated by reference to the company’s Form 10-K, Exhibit 10.21, for the fiscal year ended January 3, 2004, filed on April 2, 2004.

10.3 *	Employment Agreement of Selim A. Bassoul dated December 23, 2004, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated December 23, 2004, filed on December 28, 2004.

10.4 *	Amended and Restated Management Incentive Compensation Plan, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated February 25, 2005, filed on March 3, 2005.

10.5 *	Employment Agreement by and between The Middleby Corporation and Timothy J. FitzGerald, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated March 7, 2005, filed on March 8, 2005.

10.6 *	Form of The Middleby Corporation 1998 Stock Incentive Plan Restricted Stock Agreement, incorporated by reference to the company's Form 8-K Exhibit 10.2, dated March 7, 2005, filed on March 8, 2005.

10. 7 *
Form of The Middleby Corporation 1998 Stock Incentive Plan Non-Qualified Stock Option Agreement, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated April 29, 2005, filed on May 5, 2005.

10.8 *	Form of Confidentiality and Non-Competition Agreement, incorporated by reference to the company's Form 8-K Exhibit 10.2, dated April 29, 2005, filed on May 5, 2005.

10.9 *
The Middleby Corporation Amended and Restated Management Incentive Compensation Plan, effective as of January 1, 2005, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated April 29, 2005, filed on May 17, 2005.

10.10*
Amendment to The Middleby Corporation 1998 Stock Incentive Plan, effective as of January 1, 2005, incorporated by reference to the company's Form 8-K Exhibit 10.2, dated April 29, 2005, filed on May 17, 2005.

10.11 *
Revised Form of Restricted Stock Agreement for The Middleby Corporation 1998 Stock Incentive Plan, , incorporated by reference to the company’s Form 8-K, Exhibit 10.1, dated March 8, 2007, filed on March 14, 2007.

10.12 *	Form of Restricted Stock Agreement for The Middleby Corporation 2007 Stock Incentive Plan, incorporated by reference to the company’s Form 8-K, Exhibit 10.2, dated May 3, 2007, filed on May 7, 2007.
21	List of subsidiaries;

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Designates management contract or compensation plan.

(c) See the financial statement schedule included under Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2008.

THE MIDDLEBY CORPORATION

BY:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2008.

Signatures	Title

PRINCIPAL EXECUTIVE OFFICER

/s/ Selim A. Bassoul	Chairman of the Board, President,
Selim A. Bassoul	Chief Executive Officer and Director

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER

/s/ Timothy J. FitzGerald	Vice President, Chief Financial Officer
Timothy J. FitzGerald

DIRECTORS

/s/ Robert Lamb	Director
Robert Lamb

/s/ John R. Miller, III	Director
John R. Miller, III

/s/ Gordon O'Brien	Director
Gordon O'Brien

/s/ Philip G. Putnam	Director
Philip G. Putnam

/s/ Sabin C. Streeter	Director
Sabin C. Streeter

/s/ Robert L. Yohe	Director
Robert L. Yohe