Form 10-Q
period 2008-03-29
MIDDLEBY CORP
filed 2008-05-08
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended March 29, 2008

or
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of  “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 2, 2008, there were 16,960,896 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED MARCH 29, 2008

INDEX

DESCRIPTION		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	CONDENSED CONSOLIDATED BALANCE SHEETS
	March 29, 2008 and December 29, 2007	1

	CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
	March 29, 2008 and March 31, 2007	2

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	March 29, 2008 and March 31, 2007	3

	NOTES TO CONDENSED CONSOLIDATED
	FINANCIAL STATEMENTS	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	33

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)
(Unaudited)

	Mar. 29, 2008	Dec. 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$5,518	$7,463
Accounts receivable, net of reserve for doubtful accounts of $6,443 and $5,818	83,928	73,090
Inventories, net	81,513	66,438
Prepaid expenses and other	12,571	10,341
Prepaid taxes	16,159	17,986
Current deferred taxes	15,630	16,643
Total current assets	215,319	191,961

Property, plant and equipment, net of accumulated depreciation of $42,339 and $41,114	45,883	36,774
Goodwill	211,612	109,814
Other intangibles	125,686	52,522
Deferred tax assets	5,800	16,929
Other assets	2,526	3,079
Total assets	$606,826	$411,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$2,661	$2,683
Accounts payable	36,904	26,576
Accrued expenses	84,607	95,581
Total current liabilities	124,172	124,840
Long-term debt	269,996	93,514
Other non-current liabilities	15,472	9,813
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.005 par value; 47,500,000 shares authorized; 20,817,536 and 20,732,836 shares issued in 2008 and 2007, respectively	120	120
Paid-in capital	105,947	104,782
Treasury stock at cost; 3,859,913 and 3,855,044 shares in 2008 and 2007, respectively	(90,014)	(89,641)
Retained earnings	180,077	166,896
Accumulated other comprehensive income	1,056	755
Total stockholders' equity	197,186	182,912
Total liabilities and stockholders' equity	$606,826	$411,079

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	Mar. 29, 2008	Mar. 31, 2007

Net sales	$160,883	$105,695
Cost of sales	101,981	64,590
Gross profit	58,902	41,105
Selling and distribution expenses	16,245	11,116
General and administrative expenses	16,641	11,183
Income from operations	26,016	18,806
Interest expense and deferred financing amortization, net	3,703	1,244
Other expense (income), net	387	(107)
Earnings before income taxes	21,926	17,669
Provision for income taxes	8,745	6,949
Net earnings	$13,181	$10,720

Net earnings per share:
Basic	$0.82	$0.69

Diluted	$0.77	$0.64

Weighted average number of shares
Basic	16,055	15,510
Dilutive stock options[1]	1,115	1,230
Diluted	17,170	16,740

1      There were no anti-dilutive stock options excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	Mar. 29, 2008	Mar. 31, 2007

Cash flows from operating activities-
Net earnings	$13,181	$10,720

Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	3,533	1,318
Deferred taxes	2,512	25
Non-cash share-based compensation	2,350	1,322
Unrealized loss on derivative financial instruments	204	—
Cash effects of changes in -
Accounts receivable, net	815	(2,121)
Inventories, net	(1,558)	(4,823)
Prepaid expenses and other assets	3,767	(697)
Accounts payable	5,461	907
Accrued expenses and other liabilities	(17,702)	(11,086)

Net cash provided by (used in) operating activities	12,563	(4,435)

Cash flows from investing activities-
Net additions to property and equipment	(2,124)	(598)
Acquisition of Star	(188,068)	—
Net cash (used in) investing activities	(190,192)	(598)

Cash flows from financing activities-
Net proceeds (repayments) under revolving credit facilities	176,350	9,450
Repayments under senior secured bank notes	—	(3,750)
Repayments under foreign bank loan	(245)	(1,077)
Debt issuance costs	(162)	—
Purchase of treasury stock	(373)	—
Net proceeds from stock issuances	37	925

Net cash provided by (used in) financing activities	175,607	5,548

Effect of exchange rates on cash and cash equivalents	77	4

Changes in cash and cash equivalents-

Net (decrease) increase in cash and cash equivalents	(1,945)	519

Cash and cash equivalents at beginning of year	7,463	3,534

Cash and cash equivalents at end of quarter	$5,518	$4,053

Supplemental disclosure of cash flow information:
Interest paid	$2,359	$1,038
Income tax payments	$245	$4,411

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 29, 2008
(Unaudited)

1)	Summary of Significant Accounting Policies

A) Basis of Presentation

The condensed consolidated financial statements have been prepared by The Middleby Corporation (the "company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2007 Form 10-K.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of March 29, 2008 and December 29, 2007, and the results of operations for the three months ended March 29, 2008 and March 31, 2007 and cash flows for the three months ended March 29, 2008 and March 31, 2007.

B) Share-Based Compensation

Share-based compensation expense is calculated by estimating the fair value of market based stock awards and stock options at the time of grant and amortized over the stock options’ vesting period. Share-based compensation expense was $2.4 million and $1.3 million for the first quarter of 2008 and 2007, respectively.

C) Income Tax Contingencies

In July 2006, the Financial Accounting Standards Board, (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within 12 months of the reporting date. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The company adopted the provisions of FIN 48 on the first day of fiscal 2007 as required.

As of December 29, 2007, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $7.7 million plus approximately $1.0 million of accrued interest and $1.3 million of penalties. As of March 29, 2008, the corresponding balance of liability for unrecognized tax benefits was approximately $8.0 million plus approximately $1.0 million of accrued interest and $1.3 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense, which is consistent with reporting in prior periods.

The company does not anticipate that total unrecognized tax benefits will significantly change due to any settlement of audits and the expiration of statute of limitations within the next twelve months.

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

D) Fair Value Measures

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in general accepted accounting principles and expands disclosure about fair value measurements. This statement is effective for interim reporting periods in fiscal years beginning after November 15, 2007. The company adopted SFAS No. 157 on December 30, 2007 (first day of fiscal year 2008). The adoption of SFAS No. 157 did not have a material impact on the financial statements.

FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The company adopted SFAS No. 157 with the exception of the application of the statement to non-recurring nonfinancial assets and liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the company has not applied the provisions of SFAS No. 157 primarily include those measured at fair value in goodwill and long-lived asset impairment testing, those initially measured at fair value in a business combination, and nonfinancial liabilities for exit or disposal activities.

SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into the following levels:

Level 1 – Quoted prices in active markets for identical assets or liabilities
Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
Level 3 – Unobservable inputs based on assumptions.

The company’s financial assets that are measured at fair value on a recurring basis are categorized using the fair value hierarchy and liabilities at March 29, 2008 are as follows (in thousands):

	Fair Value	Fair Value	Fair Value
	Level 1	Level 2	Level 3	Total

Financial Assets:
None	—	—	—	—

Financial Liabilities:
Interest rate swaps	—	$1,353	—	$1,353

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the financial statements. Upon adoption, the company has not elected to apply SFAS No. 159 to measure selected financial instruments and certain other items; therefore, there was no impact to the financial statements upon adoption. Subsequent to the initial adoption of SFAS No. 159, the company has not made any elections during the three months ended March 29, 2008.

2)	Acquisitions and Purchase Accounting

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

The preliminary allocation of cash paid for the Jade acquisition is summarized as follows (in thousands):

	Apr. 1, 2007	Adjustments	Mar. 29, 2008
Current assets	$6,727	$217	$6,944
Property, plant and equipment	2,029	(172)	1,857
Goodwill	250	(250)	—
Other intangibles	1,590	(135)	1,455
Deferred tax assets	—	841	841
Current liabilities	(3,205)	(113)	(3,318)

Total cash paid	$7,391	$388	$7,779

Other intangibles of $1.3 million associated with the trade name, are subject to the non-amortization provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, from the date of acquisition. Other intangibles of $0.2 million allocated to customer relationships are to be amortized over a periods of 10 years. Goodwill and other intangibles of Jade are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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

The preliminary allocation of cash paid for the Carter-Hoffmann acquisition is summarized as follows (in thousands):

	Jun. 29, 2007	Adjustments	Mar. 29, 2008
Current assets	$7,912	$(795)	$7,117
Property, plant and equipment	2,264	—	2,264
Goodwill	9,452	(6,950)	2,502
Other intangibles	—	3,910	3,910
Deferred tax assets	—	4,199	4,199
Current liabilities	(3,646)	(50)	(3,696)
Other non-current liabilities	(54)	—	(54)

Total cash paid	$15,928	$314	$16,242

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

The preliminary allocation of cash paid for the MP Equipment acquisition is summarized as follows (in thousands):

	Jul. 2, 2007	Adjustments	Mar. 29, 2008
Current assets	$5,315	$114	$5,429
Property, plant and equipment	297	—	297
Goodwill	9,290	(4,682)	4,608
Other intangibles	6,420	(770)	5,650
Deferred tax assets	—	5,414	5,414
Other assets	16	—	16
Current liabilities	(4,018)	—	(4,018)
Other non-current liabilities	(2,127)	—	(2,127)

Total cash paid	$15,193	$76	$15,269

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

The preliminary allocation of cash paid for the Wells Bloomfield acquisition is summarized as follows (in thousands):

	Aug. 3, 2007	Adjustments	Mar. 29, 2008
Cash	$2	$—	$2
Current assets	15,133	1,226	16,359
Property, plant and equipment	3,961	(5)	3,956
Goodwill	5,835	(4,965)	870
Other intangibles	8,130	(200)	7,930
Deferred tax assets	—	5,579	5,579
Other assets	21	—	21
Current liabilities	(4,277)	(1,534)	(5,811)

Total cash paid	$28,805	$101	$28,906

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

Star

On December 31, 2007, subsequent to the company’s fiscal 2007 year end, the company acquired the stock of New Star International Holdings, Inc. and subsidiaries (“Star”), a leading manufacturer of commercial cooking for an aggregate purchase price of $188.4 million in cash plus transaction expenses. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreement.

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

The preliminary allocation of cash paid for the Star acquisition is summarized as follows (in thousands):

Mar. 29, 2008
Cash	$376
Current assets	27,783
Property, plant and equipment	8,225
Goodwill	101,365
Other intangibles	75,150
Other assets	71
Current liabilities	(11,394)
Deferred tax liability	(8,837)
Other non-current liabilities	(4.295)

Total cash paid	$188,444

The goodwill and $47.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of SFAS No. 142. Other intangibles also includes $0.4 million allocated to backlog, $3.8 million allocated to developed technology and $24.0 million allocated to customer relationships which are to be amortized over periods of 1 month, 7 years and 7 years, respectively. Goodwill and other intangibles of Star are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of the company’s 2009 fiscal year, noncontrolling interests will be classified as equity in the company’s financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the company’s income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. The company does not anticipate that the adoption of SFAS No. 160 will have a material impact on its financial statements. The Company will adopt this statement for acquisitions consummated after the statements effective date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This statement amends SFAS No. 133 to require enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is evaluating the impact the application of this guidance will have on the company’s financial position, results of operations and cash flows.

6)	Other Comprehensive Income

The company reports changes in equity during a period, except those resulting from investment by owners and distribution to owners, in accordance with SFAS No. 130, "Reporting Comprehensive Income."

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended
	Mar. 29, 2008	Mar. 31, 2007

Net earnings	$13,181	$10,720
Currency translation adjustment	845	32
Unrealized loss on
interest rate swaps, net of tax	(544)	(136)

Comprehensive income	$13,482	$10,616

Accumulated other comprehensive income is comprised of minimum pension liability of $(0.9) million, net of taxes of $(0.6) million, as of March 29, 2008 and December 29, 2007, foreign currency translation adjustments of $2.5 million as of March 29, 2008 and $1.7 million as of December 29, 2007, and an unrealized loss on interest rate swaps of $0.5 million, net of taxes of $0.4 million, as of March 29, 2008.

7)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $16.6 million at March 29, 2008 and $16.4 million at December 29, 2007 and represented approximately 20% and 25% of the total inventory in each respective period. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at March 29, 2008 and December 29, 2007 are as follows:

	Mar. 29, 2008	Dec. 29, 2007
	(in thousands)
Raw materials and parts	$24,882	$25,047
Work-in-process	20,426	11,033
Finished goods	36,616	30,669

	81,924	66,749
LIFO adjustment	(411)	(311)

	$81,513	$66,438

8)	Accrued Expenses

Accrued expenses consist of the following:

	Mar. 29, 2008	Dec, 29, 2007
	(in thousands)

Accrued payroll and related expenses	$13,707	$21,448
Accrued warranty	13,326	12,276
Accrued customer rebates	8,970	16,326
Advance customer deposits	7,948	7,971
Accrued product liability and workers comp	7,946	6,978
Other accrued expenses	32,710	30,582

	$84,607	$95,581

9)	Warranty Costs

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

A rollforward of the warranty reserve is as follows:

Three Months Ended
Mar. 29, 2008
(in thousands)

Beginning balance	$12,276
Warranty reserve related to acquisitions	1,030
Warranty expense	3,625
Warranty claims	(3,605)
Ending balance	$13,326

10)	Financing Arrangements

	Mar. 29, 2008	Dec. 29, 2007
	(in thousands)
Senior secured revolving credit line	$267,700	$91,350
Foreign loan	4,957	4,847
Total debt	$272,657	$96,197

Less: Current maturities of long-term debt	2,661	2,683

Long-term debt	$269,996	$93,514

During the fourth quarter of 2007 the company entered into a new senior secured credit facility. Terms of the senior credit agreement provide for $450.0 million of availability under a revolving credit line. As of March 29, 2008, the company had $267.7 million of borrowings outstanding under this facility. The company also has $4.1 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate at 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At March 29, 2008 the average interest rate on the senior debt amounted to 4.21%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of March 29, 2008.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On March 29, 2008 these facilities amounted to $5.0 million in US dollars, including $2.6 million outstanding under a revolving credit facility and $2.4 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 5.41% on March 29, 2008. The term loan matures in 2013 and the interest rate is assessed at 5.62%.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of March 29, 2008 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

$ 10,000,000	5.030%	03/03/06	12/21/09
$ 10,000,000	2.520%	2/13/2008	2/19/2009
$ 20,000,000	2.635%	2/6/2008	2/6/2009
$ 25,000,000	3.350%	1/14/2008	1/14/2010
$ 10,000,000	2.920%	2/1/2008	2/1/2010
$ 10,000,000	2.785%	2/6/2008	2/6/2010
$ 10,000,000	3.033%	2/6/2008	2/6/2011
$ 10,000,000	2.820%	2/1/2008	2/1/2009

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company. At March 29, 2008, the company was in compliance with all covenants pursuant to its borrowing agreements.

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

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of March 29, 2008 the company had no forward contracts outstanding.

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for a fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of March 29, 2008, the fair value of these instruments was $1.4 million. The change in fair value of these swap agreements in the first three months of 2008 was a loss of $0.5 million, net of taxes.

	Fixed				Changes
Notional	Interest	Effective	Maturity	Fair Value	In Fair Value
Amount	Rate	Date	Date	Mar. 29, 2008	(net of taxes)

$ 10,000,000	5.030%	03/03/06	12/21/09	$(462,000)	$(9,000)[1]
$ 10,000,000	2.520%	2/13/2008	2/19/2009	$(28,000)	$(17,000)
$ 20,000,000	2.635%	2/6/2008	2/6/2009	$(65,000)	$(39,000)
$ 25,000,000	3.350%	1/14/2008	1/14/2010	$(464,000)	$(278,000)
$ 10,000,000	2.920%	2/1/2008	2/1/2010	$(106,000)	$(64,000)
$ 10,000,000	2.785%	2/6/2008	2/6/2010	$(47,000)	$(28,000)
$ 10,000,000	3.033%	2/6/2008	2/6/2011	$(81,000)	$(49,000)
$ 10,000,000	2.820%	2/1/2008	2/1/2009	$(100,000)	$(60,000)

[1]
Previous to the fiscal quarter ended March 29, 2008, this swap had not been designated as an effective cash flow hedge. The swap was designated as an effective cash flow hedge during the quarter ended March 29, 2008. In accordance with SFAS No. 133, the net reduction of $0.2 million in the fair value of this swap prior to the designation date has been recorded as a loss in earnings for the first quarter 2008.

12)	Segment Information

The company operates in three reportable operating segments defined by management reporting structure and operating activities.

The Commercial Foodservice Equipment business group manufactures cooking equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in California, Illinois, Michigan, Missouri, Nevada, New Hampshire, North Carolina, Tennessee, Vermont, Denmark and the Philippines. The Commercial Foodservice Equipment group manufactures conveyor ovens, convection ovens, fryers, ranges, toasters, combi ovens, steamers, broilers, deck ovens, baking ovens, proofers, beverage systems and beverage dispensing equipment, counter-top cooking and warming equipment. This business segment’s principal product lines include Middleby Marshall® and CTX® conveyor oven equipment, Blodgett® convection ovens, conveyor ovens, deck oven equipment, Blodgett Combi® cooking equipment, Blodgett Range® ranges, Nu-Vu® baking ovens and proofers, Pitco Frialator® fryer equipment, Southbend® ranges, convection ovens and heavy-duty cooking equipment, Toastmaster® toasters and counterline cooking and warming equipment, Jade Range® ranges and ovens, Carter Hoffmann® warming, holding and transporting equipment, Bloomfield® beverage systems and beverage dispensing equipment, Wells® convection ovens, counterline cooking equipment and ventless cooking systems, Star® light duty cooking equipment, Holman® toasting equipment, Lang® ovens and ranges, Houno® combi-ovens and baking ovens and MagiKitch'n® charbroilers and catering equipment.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Mar. 29, 2008		Mar. 31, 2007
	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice	$134,016	83.3	$90,539	85.7
Food Processing	19,888	12.4	12,196	11.5
International Distribution(1)	15,793	9.8	13,576	12.8

Intercompany sales (2)	(8,814)	(5.5)	(10,616)	(10.0)
Total	$160,883	100.0%	$105,695	100.0%

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Represents the elimination of sales from the Commercial Foodservice Equipment Group to the International Distribution Division.

The following table summarizes the results of operations for the company's business segments(1)(in thousands):

	Commercial	Food	International	Corporate
	Foodservice	Processing	Distribution	and Other(2)	Eliminations(3)	Total
Three months ended March 29, 2008
Net sales	$134,016	$19,888	$15,793	$—	$(8,814)	$160,883
Operating income	30,547	2,789	1,074	(8,442)	48	26,016
Depreciation expense	1,269	104	52	37	—	1,462
Net capital expenditures	1,899	51	152	22	—	2,124

Total assets	475,583	68,202	29,887	43,634	(10,480)	606,826
Long-lived assets(4)	335,317	37,766	713	17,711	—	391,507

Three months ended March 31, 2007
Net sales	$90,539	$12,196	$13,576	$—	$(10,616)	$105,695
Operating income	21,788	2,400	846	(6,282)	54	18,806
Depreciation expense	695	127	43	36	—	901
Net capital expenditures	520	6	11	61	—	598

Total assets	217,440	49,241	29,430	1,985	(6,523)	291,573
Long-lived assets(4)	129,492	27,736	433	8,878	—	166,539

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

(4)
Long-lived assets of the Commercial Foodservice Equipment Group includes assets located in the Philippines which amounted to $1,907 and $1,975 in first quarter 2008 and 2007, respectively and assets located in Denmark which amounted to $2,625 and $1,042 in first quarter 2008 and 2007, respectively.

Net sales by major geographic region, including those sales from the Commercial Foodservice Equipment Group direct to international customers, were as follows (in thousands):

	Three Months Ended
	Mar. 29, 2008	Mar. 31, 2007

United States and Canada	$132,953	$86,032
Asia	7,152	5,473
Europe and Middle East	16,371	10,777
Latin America	4,407	3,413

Net sales	$160,883	$105,695

13)	Employee Retirement Plans

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

Contributions under the union plan are funded in accordance with provisions of The Employee Retirement Income Security Act of 1974. There are no contributions expected to be made in 2008. Contributions to the directors' plan are based upon actual retirement benefits as they retire.

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

On April 22, 2008, the company completed its acquisition of Giga Grandi Cucine, S.r.l for 12.9 Euro including 6.2 million Euro paid in cash at closing, 3.4 million of deferred payments due to the sellers, and 3.3 million Euro in assumed debt. Giga is a leading European manufacturer of a broad line of commercial cooking equipment, including ranges, ovens and steam cooking equipment.

On April 23, 2008, the company completed its acquisition of the net assets and related business operations of FriFri aro SA from the Franke Group. FriFri is a leading European manufacturer of frying systems.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Informational Note

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; ability to protect trademarks, copyrights and other intellectual property; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s Securities and Exchange Commission filings, including the company’s 2007 Annual Report on Form 10-K.

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Mar. 29, 2008		Mar. 31, 2007
	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice	$134,016	83.3	$90,539	85.7
Food Processing	19,888	12.4	12,196	11.5
International Distribution(1)	15,793	9.8	13,576	12.8

Intercompany sales (2)	(8,814)	(5.5)	(10,616)	(10.0)
Total	$160,883	100.0%	$105,695	100.0%

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Represents the elimination of sales from the Commercial Foodservice Equipment Group to the International Distribution Division.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended
	Mar. 29, 2008	Mar. 31, 2007
Net sales	100.0%	100.0%
Cost of sales	63.4	61.1
Gross profit	36.6	38.9
Selling, general and administrative expenses	20.4	21.1
Income from operations	16.2	17.8
Net interest expense and deferred financing amortization	2.3	1.2
Other (income) expense, net	0.2	(0.1)
Earnings before income taxes	13.7	16.7
Provision for income taxes	5.5	6.6
Net earnings	8.2%	10.1%

Three Months Ended March 29, 2008 Compared to Three Months Ended March 31, 2007

NET SALES. Net sales for the first quarter of fiscal 2008 were $160.9 million as compared to $105.7 million in the first quarter of 2007.

Net sales at the Commercial Foodservice Equipment Group amounted to $134.0 million in the first quarter of 2008 as compared to $90.5 million in the prior year quarter.

Net sales from the acquisitions of Jade, Carter-Hoffmann, Wells Bloomfield and Star which were acquired on April 1, 2007, June 29, 2007, August 3, 2007 and December 31, 2007, respectively, accounted for an increase of $45.6 million during the first quarter of 2008. Excluding the impact of acquisitions, net sales of commercial foodservice equipment were flat, reflecting the impact of deferred customer purchases due to slowed economic conditions.

Net sales for the Food Processing Equipment Group amounted to $19.9 million in the first quarter of 2008 as compared to $12.2 million in the prior year quarter. Net sales of MP Equipment, which was acquired on July 2, 2007, accounted for an increase of $9.7 million. Excluding the impact of acquisitions, net sales of food processing equipment decreased $2.0 million due to delayed customer purchases as a result of economic uncertainties and quarterly variations which occur as a result of the timing of large orders.

Net sales at the International Distribution Division increased by $2.2 million to $15.8 million or 16%, reflecting higher sales in Asia, Europe and Latin America. Increased international sales reflect increased business with restaurant chains and increased pricing competitiveness driven by the weakened US dollar.

GROSS PROFIT. Gross profit increased to $58.9 million in the first quarter of 2008 from $41.1 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate was 36.6% in the first quarter of 2008 as compared to 38.9% in the prior year quarter. The net decrease in the gross margin rate reflects:

•	Acquisition accounting adjustments of $1.5 million to revalue inventories related to Star which reduced gross margins in the first quarter.

•	The adverse impact of steel costs which have risen significantly from the prior year quarter.

•	Lower margins at the newly acquired Jade, Carter-Hoffmann, MP Equipment, Wells Bloomfield and Star operations which are in the process of being integrated within the company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $22.3 million in the first quarter of 2007 to $32.9 million in the first quarter of 2008. As a percentage of net sales, operating expenses decreased from 21.1% in the first quarter of 2007 to 20.4% in the first quarter of 2008. Selling expenses increased from $11.1 million in the first quarter of 2007 to $16.2 million in the first quarter of 2008, reflecting $5.2 million of incremental costs associated with the acquisitions of Jade completed on April 1, 2007, Carter-Hoffmann, completed June 29, 2007, MP Equipment, completed July 2, 2007, Wells Bloomfield, completed August 3, 2007 and Star completed on December 31, 2007. General and administrative expenses increased from $11.2 million in the first quarter of 2007 to $16.6 million in the first quarter of 2008. General and administrative expenses reflects $4.5 million of costs associated with the acquired operations of Jade, Carter-Hoffmann, MP Equipment, Wells Bloomfield and Star. Increased general and administrative costs also include increased non-cash stock compensation costs which increased by $1.2 million from the prior year first quarter.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $3.7 million in the first quarter of 2008 as compared to $1.2 million in the first quarter of 2007, due to increased borrowings resulting from recent acquisitions. Other expense of $0.4 million in the first quarter of 2008 compared unfavorably to other income of $0.1 million in the prior year first quarter. Other expense in the first quarter of 2008 included $0.2 million of unrealized losses on financing derivatives and $0.2 million of foreign exchange losses.

INCOME TAXES. A tax provision of $8.7 million, at an effective rate of 40%, was recorded during the first quarter of 2008, as compared to a $6.9 million provision at a 39% effective rate in the prior year quarter.

Financial Condition and Liquidity

During the three months ended March 29, 2008, cash and cash equivalents decreased by $2.0 million to $5.5 million at March 29, 2008 from $7.5 million at December 29, 2007. Net borrowings increased from $96.2 million at December 29, 2007 to $272.7 million at March 29, 2008.

OPERATING ACTIVITIES. Net cash provided by operating activities was $12.6 million for the three-month period ended March 29, 2008 compared to cash used of $4.4 million for the three-month period ended March 31, 2007.

During the three months ended March 29, 2008, working capital levels changed due to normal business fluctuations, including the impact of increased seasonal working capital needs. The changes in working capital included a $0.8 million decrease in accounts receivable, a $1.6 million increase in inventory, a $3.8 million decrease in prepaid expenses and other assets and a $5.5 million increase in accounts payable. Accrued expenses and other non-current liabilities also decreased by $17.7 million reflecting first quarter payout of customer rebates and incentive compensation related to prior year programs.

INVESTING ACTIVITIES. During the three months ended March 29, 2008, net cash used in investing activities amounted to $190.2 million. This includes $188.1 million associated with the acquisition of Star, $1.2 million associated with the purchase of a manufacturing facility for Carter Hoffmann which had been leased and $0.9 million of capital expenditures associated with additions and upgrades of production equipment.

FINANCING ACTIVITIES. Net cash flows provided by financing activities were $175.6 million during the three months ended March 29, 2008. The net increase in debt includes $176.3 million in borrowings under the company’s $450 million revolving credit facility and $0.2 million of repayments of foreign bank loans.

At March 29, 2008, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the financial statements.

In December 2007, the FAS issued SFAS No. 141R, “Business Combinations”. This statement provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. This statement also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. This statement is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of FASB Statement No. 141R is not permitted. The company is evaluating the impact the application of this guidance will have on the company’s financial position, results of operations and cash flows. The Company will adopt this statement for acquisitons consummated after the statements effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of the company’s 2009 fiscal year, noncontrolling interests will be classified as equity in the company’s financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the company’s income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. The company does not anticipate that the adoption of SFAS No. 160 will have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This statement amends SFAS No. 133 to require enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is evaluating the impact the application of this guidance will have on the company’s financial position, results of operations and cash flows.

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

Revenue Recognition.The company recognizes revenue on the sale of its products when risk of loss has passed to the customer, which occurs at the time of shipment, and collectibility is reasonably assured. The sale prices of the products sold are fixed and determinable at the time of shipment. Sales are reported net of sales returns, sales incentives and cash discounts based on prior experience and other quantitative and qualitative factors.

At the food processing equipment group, the company enters into long-term sales contracts for certain products. Revenue under these long term sales contracts is recognized using the percentage of completion method prescribed by Statement of Position No. 81-1 due to the length of time to fully manufacture and assemble the equipment. The company measures revenue recognized based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. Because estimated labor hours to complete a project are based upon forecasts using the best available information, the actual hours may differ from the original estimates. The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the company’s financial statements and most accurately measures the matching of revenues and expenses. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements.

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

Income taxes: The company operates in numerous foreign and domestic taxing jurisdictions where it is subject to various types of tax, including sales tax and income tax.  The company's tax filings are subject to audits and adjustments. Because of the nature of the company’s operations, the nature of the audit items can be complex, and the objectives of the government auditors can result in a tax on the same transaction or income in more than one state or country.  The company initially recognizes the financial statement effects of a tax position when it more likely than not, based on the technical merits, that the position will be sustained upon examiniation. For tax positions that meet the more-likely-than-not recognition threshold, the company initially and subsequently measures its tax positions as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with the taxing authority. As part of the company's calculation of the provision for taxes, the company has recorded liabilities on various tax positions that are currently under audit by the taxing authorities. The liabilities may change in the future upon effective settlement of the tax positions.

Contractual Obligations

The company's contractual cash payment obligations as of March 29, 2008 are set forth below (in thousands):

					Total
	Deferred			Idle	Contractual
	Acquisition	Long-term	Operating	Facility	Cash
	Costs	Debt	Leases	Leases	Obligations

Less than 1 year	$—	$2,661	$2,661	$332	$5,654
1-3 years	2,000	482	3,350	793	6,625
3-5 years	—	1,814	903	870	3,587
After 5 years	—	267,700	53	1,031	268,784

	$2,000	$272,657	$6,967	$3,026	$284,650

Idle facility leases consists of an obligation for a manufacturing location that was exited in conjunction with the company's manufacturing consolidation efforts. This lease obligation continues through June 2015. This facility has been subleased. The obligation presented above does not reflect any anticipated sublease income from the facilities.

The projected benefit obligation of the company’s defined benefit plans exceeded the plans’ assets by $4.6 million at the end of 2007 as compared to $3.5 million at the end of 2006. The unfunded benefit obligations were comprised of a $0.6 million under funding of the company's union plan and $4.0 million of under funding of the company's director plans. The company does not expect to contribute to the director plans in 2008. The company made minimum contributions required by the Employee Retirement Income Security Act of 1974 (“ERISA”) of $0.1 million in 2007 to the company's union plan. The company does not expect to make contributions in 2008 to the union plan.

The company has $4.1 million in outstanding letters of credit, which expire on March 29, 2009, to secure potential obligations under insurance programs.

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

	Fixed	Variable
	Rate	Rate
Twelve Month Period Ending	Debt	Debt
	(in thousands)

March 29, 2009	$—	$2,661
March 29, 2010	—	241
March 29, 2011	—	241
March 29, 2012	—	241
March 29, 2013	—	269,273

	$—	$272,657

During the fourth quarter of 2007 the company entered into a new senior secured credit facility. Terms of the senior credit agreement provide for $450.0 million of availability under a revolving credit line. As of March 29, 2008, the company had $267.7 million of borrowings outstanding under this facility. The company also has $4.1 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate at 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At March 29, 2008 the average interest rate on the senior debt amounted to 4.21%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of March 29, 2008.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On March 29, 2008 these facilities amounted to $5.0 million in US dollars, including $2.6 million outstanding under a revolving credit facility and $2.4 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 5.41% on March 29, 2008. The term loan matures in 2013 and the interest rate is assessed at 5.62%.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of March 29, 2008 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

$ 10,000,000	5.030%	03/03/06	12/21/09
$ 10,000,000	2.520%	2/13/2008	2/19/2009
$ 20,000,000	2.635%	2/6/2008	2/6/2009
$ 25,000,000	3.350%	1/14/2008	1/14/2010
$ 10,000,000	2.920%	2/1/2008	2/1/2010
$ 10,000,000	2.785%	2/6/2008	2/6/2010
$ 10,000,000	3.033%	2/6/2008	2/6/2011
$ 10,000,000	2.820%	2/1/2008	2/1/2009

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company. At March 29, 2008, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for a fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of March 29, 2008, the fair value of these instruments was $1.4 million. The change in fair value of these swap agreements in the first three months of 2008 was a loss of $0.5 million, net of taxes.

A summary of the company’s interest rate swaps is as follows:

	Fixed				Changes
Notional	Interest	Effective	Maturity	Fair Value	In Fair Value
Amount	Rate	Date	Date	Mar. 29, 2008	(net of taxes)

$ 10,000,000	5.030%	03/03/06	12/21/09	$(462,000)	$(9,000)[1]
$ 10,000,000	2.520%	2/13/2008	2/19/2009	$(28,000)	$(17,000)
$ 20,000,000	2.635%	2/6/2008	2/6/2009	$(65,000)	$(39,000)
$ 25,000,000	3.350%	1/14/2008	1/14/2010	$(464,000)	$(278,000)
$ 10,000,000	2.920%	2/1/2008	2/1/2010	$(106,000)	$(64,000)
$ 10,000,000	2.785%	2/6/2008	2/6/2010	$(47,000)	$(28,000)
$ 10,000,000	3.033%	2/6/2008	2/6/2011	$(81,000)	$(49,000)
$ 10,000,000	2.820%	2/1/2008	2/1/2009	$(100,000)	$(60,000)

[1]
Previous to the fiscal quarter ended March 29, 2008, this swap had not been designated as an effective cash flow hedge. The swap was designated as an effective cash flow hedge during the quarter ended March 29, 2008. In accordance with SFAS No. 133, the net reduction of $0.2 million in the fair value of this swap prior to the designation date has been recorded as a loss in earnings for the first quarter 2008.

Foreign Exchange Derivative Financial Instruments

The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. There was no forward contract outstanding at the end of the quarter.

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

As of March 29, 2008, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended March 29, 2008, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended March 29, 2008, except as follows:

Item 1A. Risk Factors

There have been no material changes in the risk factors as set forth in the company's 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicity Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
December 30, 2007 to January 26, 2008	4,869	-	4,869	842,132
January 27, 2008 to February 23, 2008	-	-	-	842,132
February 24, 2008 to March 29, 2008	-	-	-	842,132
Quarter ended March 29, 2008	4,869	-	4,869	842,132

In July 1998, the company's Board of Directors adopted a stock repurchase program that authorized the purchase of common shares in open market purchases. As of March 29, 2008, 957,868 shares had been purchased under the 1998 stock repurchase program. 4,869 shares were repurchased by the company during the three month period ended March 29, 2008.

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

THE MIDDLEBY CORPORATION
(Registrant)

Date May 8, 2008	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer