Form 10-K/A
period 2007-12-29
MIDDLEBY CORP
filed 2008-08-06
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 29, 2007

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File No. 1-9973
THE MIDDLEBY CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	36-3352497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1400 Toastmaster Drive, Elgin, Illinois	60120
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 847-741-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.005 per share	The NASDAQ Stock Market LLC

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

Explanatory Note

This Amendment No. 1 to the company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 is being filed to reflect the restatement of the company’s consolidated balance sheets as of December 29, 2007 and December 30, 2006. As discussed in Note 2 to the consolidated financial statements, subsequent to the issuance of the company’s consolidated financials statements for the fiscal year ended December 29, 2007, the company determined that purchase accounting methodology had been misapplied relative to the calculation of deferred tax assets and liabilities in conjunction with certain of the company’s acquisitions. This restatement has no impact on the company’s consolidated statements of earnings, cash flows or changes in stockholders’ equity.

For the convenience of the reader, this Form 10-K/A sets forth the originally filed Form 10-K in its entirety. However, the only changes in this Amendment No. 1 on Form 10-K/A to the original Form 10-K filed on February 27, 2008 are those caused by the restatement. This Amendment No. 1 on Form 10-K/A continues to speak as of the date of our original Form 10-K and we have not updated the disclosures to speak as of a later date or to reflect subsequent results, events or developments. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our SEC filings made subsequent to the February 27, 2008 filing of the original Form 10-K. The following items have been amended as a result of the restatement and are included in this Amendment No. 1 on Form 10-K/A:

• Part II—Item 6—Selected Consolidated Financial Data

• Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

• Part II—Item 8—Consolidated Financial Statements and Supplementary Data

• Part II—Item 9a—Controls and Procedures

• Part IV—Item 15—Exhibits and Financial Statement Schedules

Pursuant to the rules of the SEC, Item 15 of Part IV has been amended to contain the currently dated consent of our independent registered public accounting firm and the currently dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of our independent registered public accounting firm and the certifications of our principal executive officer and principal financial officer are attached to this Amendment No. 1 on Form 10-K/A as Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2 respectively.

 THE MIDDLEBY CORPORATION AND SUBSIDIARIES
DECEMBER 29, 2007
FORM 10-K/A ANNUAL REPORT

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

In August 2006, the company acquired the stock of Houno A/S (“Houno”) for $8.8 million in cash and assumed debt, including post-closing purchase price adjustments. Houno, located in Denmark, is a leading manufacturer of combination steam ovens in Europe.  The Houno oven is recognized for its unique design, advanced programmable controls, and low utilization of energy and water.  This acquisition allowed Middleby to further penetrate the fast growing combination steam oven market with leading technology.

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

The company's annual reports on Form 10-K, including this Form 10-K/A, as well as the company's quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on the company's internet website, www.middleby.com. These reports are available as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.

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

Food Processing Equipment Industry

The company's customers include a diversified base of leading food processors. A large portion of the company's revenues have been generated from producers of pre-cooked meat products such as hot dogs, dinner sausages, poultry, and lunchmeats, however, the company believes that it can leverage its expertise and product development capabilities in thermal processing to organically grow into new end markets.

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

Research and Development

The company believes its future success will depend in part on its ability to develop new products and to improve existing products. Much of the company's research and development efforts are directed to the development and improvement of products designed to reduce cooking time, increase cooking capacity or throughput, reduce energy consumption, minimize labor costs, improve product yield, and improve safety, while maintaining consistency and quality of cooking production and food preparation. The company has identified these issues as key concerns for most of its customers. The company often identifies product improvement opportunities by working closely with customers on specific applications. Most research and development activities are performed by the company's technical service and engineering staff located at each manufacturing location. On occasion, the company will contract outside engineering firms to assist with the development of certain technical concepts and applications. See Note 5(n) to the Consolidated Financial Statements for further information on the company's research and development activities.

Licenses, Patents, and Trademarks

The company owns numerous trademarks and trade names; among them, Alkar®, Blodgett®, Blodgett Combi®, Blodgett Range®, Bloomfield®, CTX®, Carter-Hoffmann®, Houno®, Jade®, MP Equipment®, MagiKitch’n®, Middleby -Marshall®, Nu-Vu®, Pitco Frialator®, RapidPak®, Southbend®, Toastmaster® and Wells® are registered with the U.S. Patent and Trademark Office and in various foreign countries.

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

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
September 30, 2007 to October 27, 2007	--	--	--	847,001
October 28, 2007 to November 24, 2007	--	--	--	847,001
November 25, 2007 to December 29, 2007	--	--	--	847,001
Quarter ended December 29, 2007	--	--	--	847,001

In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of up to 1,800,000 common shares in open market purchases. As of December 29, 2007, 952,999 shares had been purchased under the 1998 stock repurchase program.

In May 2007, the company’s Board of Directors approved a two-for-one stock split of the company’s common stock in the form of a stock dividend. The stock split was paid to shareholders of record as of June 1, 2007. The company’s stock began trading on a stock-adjusted basis on June 18, 2007. The stock split effectively doubled the number of shares outstanding at June 15, 2007. All references in the accompanying condensed consolidated financial statements and notes thereto to net earnings per share and the number of shares have been adjusted to reflect this stock split. See Note 4 of the Notes to the Consolidated Financial Statements for further detail.

At December 29, 2007, the company had a total of 3,855,044 shares in treasury amounting to $89.6 million.

PART II

Item 6. Selected Financial Data

(amounts in thousands, except per share data)
Fiscal Year Ended(1)(2)

	2007	2006	2005	2004	2003
Income Statement Data:
Net sales	$500,472	$403,131	$316,668	$271,115	$242,200
Cost of sales	308,107	246,254	195,015	168,487	156,347

Gross profit	192,365	156,877	121,653	102,628	85,853
Selling and distribution expenses	50,769	40,371	33,772	30,496	29,609
General and administrative expenses	48,663	39,605	29,909	23,113	21,228
Stock repurchase transaction expenses	--	--	--	12,647	--
Lease reserve adjustments	--	--	--	(1,887)	--

Income from operations	92,933	76,901	57,972	38,259	35,016
Interest expense and deferred financing amortization, net	5,855	6,932	6,437	3,004	5,891
Debt extinguishment expenses	481	--	--	1,154	--
Loss (gain) on financing derivatives	314	--	--	(265)	(62)
Other (income) expense, net	(1,696)	161	137	522	366

Earnings before income taxes	87,979	69,808	51,398	33,844	28,821
Provision for income taxes	35,365	27,431	19,220	10,256	10,123
Net earnings	$52,614	$42,377	$32,178	$23,588	$18,698

Net earnings per share:
Basic	$3.35	$2.77	$2.14	$1.28	$1.03
Diluted	$3.11	$2.57	$1.99	$1.19	$1.00

Weighted average number of shares outstanding:
Basic	15,694	15,286	15,028	18,400	18,130
Diluted	16,938	16,518	16,186	19,862	18,784

Cash dividends declared per common share	$--	$--	$--	$0.20	$0.13

Balance Sheet Data:
Working capital(3)	$61,573	$11,512	$7,590	$10,923	$3,490
Total assets(3)	413,647	288,323	267,219	209,675	194,620
Total debt	96,197	82,802	121,595	123,723	56,500
Stockholders' equity	182,912	100,573	48,500	7,215	62,090

(1)	The company's fiscal year ends on the Saturday nearest to December 31.
(2)
The prior years’ net earnings per share, the number of shares and cash dividends declared have been adjusted to reflect the company’s stock split that occurred on June 15, 2007. See Note 4 to The Notes to Consolidated Financial Statements for further detail.

(3)	The company’s 2007 and 2006 amounts have been restated. See Note 2 to The Notes to Consolidated Financial Statements for further detail.

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

NET SALES SUMMARY
(dollars in thousands)

Fiscal Year Ended(1)
	2007		2006		2005
	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:

Commercial Foodservice	403,735	80.7	324,206	80.4	294,067	92.9

Food Processing	70,467	14.1	55,153	13.7	2,837	0.9

International Distribution Division (2)	62,476	12.5	56,496	14.0	53,989	17.0

Intercompany sales (3)	(36,206)	(7.3)	(32,724)	(8.1)	(34,225)	(10.8)
Total	$500,472	100.0%	$403,131	100.0%	$316,668	100.0%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

(2)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(3)	Represents the elimination of sales from the Commercial Foodservice Equipment Group to the International Distribution Division.

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	61.6	61.1	61.6
Gross profit	38.4	38.9	38.4
Selling, general and administrative expenses	19.8	19.8	20.1
Income from operations	18.6	19.1	18.3
Interest expense and deferred financing amortization, net	1.2	1.7	2.0
Debt extinguishment expenses	0.1	--	--
Loss on financing derivatives	--	--	--
Other (income) expense, net	(0.3)	--	--
Earnings before income taxes	17.6	17.4	16.3
Provision for income taxes	7.1	6.9	6.1
Net earnings	10.5%	10.5%	10.2%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

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

Selling, general and administrative expenses. Combined selling, general, and administrative expenses increased by $19.4 million to $99.4 million in 2007 from $80.0 million in 2006.  As a percentage of net sales, operating expenses amounted to 19.8% in 2007 and 2006.

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

Contractual Obligations

The company's contractual cash payment obligations are set forth below (dollars in thousands):

					Total
			Idle	Deferred	Contractual
	Long-term	Operating	Facility	Acquisition	Cash
	Debt	Leases	Lease	Payments	Obligations

Less than 1 year	$2,683	$2,790	$342	$--	$5,815
1-3 years	449	3,735	773	2,000	6,957
4-5 years	91,799	1,105	866	--	93,770
After 5 years	1,266	58	1,143	--	2,467

	$96,197	$7,688	$3,124	$2,000	$109,009

Idle facility lease consists of an obligation for a manufacturing location that was exited in conjunction with the company's manufacturing consolidation efforts. This lease obligation continues through June 2015. This facility has been subleased. The obligation presented above does not reflect any anticipated sublease income from the facilities.

As indicated in Note 12 to the consolidated financial statements, the company’s projected benefit obligation under its defined benefit plans exceeded the plans’ assets by $4.6 million at the end of 2007 as compared to $3.5 million at the end of 2006.  The unfunded benefit obligations were comprised of a $0.6 million underfunding of the company's union plan and $4.0 million underfunding of the company's director plans.  The company does not expect to contribute to the director plans in 2008.  The company made minimum contributions required by the Employee Retirement Income Security Act of 1974 (“ERISA”) of $0.1 million in 2007 and $0.2 million in 2006 to the company's union plan.  The company expects to continue to make minimum contributions to the union plan as required by ERISA, which are expected to be $0.1 million in 2008.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. This statement also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. This statement is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of FASB Statement No. 141R is not permitted. The company is evaluating the impact the application of this guidance will have on the company’s financial position, results of operations and cash flows.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company's debt obligations:

	Fixed Rate Debt	Variable Rate Debt
	(dollars in thousands)
2008	$--	$2,683
2009	--	224
2010	--	224
2011	--	225
2012 and thereafter	--	92,841
	$--	$96,197

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

We have audited the accompanying consolidated balance sheets of The Middleby Corporation and subsidiaries (the "Company") as of December 29, 2007 and December 30, 2006, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited the Company’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment, the internal control over financial reporting at Jade, Carter-Hoffman, MP Equipment, and Wells Bloomfield, which were acquired on April 1, 2007, June 29, 2007, July 2, 2007, and August 3, 2007, respectively. These acquisitions constitute 37.0% and 22.3% of net and total assets, respectively, 13.3% of revenues, and 14.3% of net income of the consolidated financial statements of the Company as of and for the year ended December 29, 2007. Accordingly, our audit did not include the internal control over financial reporting at Jade, Carter-Hoffman, MP Equipment, and Wells Bloomfield.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principals used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial opinion of The Middleby Corporation and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with accounting principals generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Note 5 to the consolidated financial statements, on January 1, 2006, the Company adopted Financial Accounting Standards Board Statement (“FASB”) No. 123(R), Share-Based Payment.

As described in Note 8 to the consolidated financial statements, on December 31, 2006, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

As described in Note 2, the accompanying balance sheets as of December 29, 2007 and December 30, 2006 have been restated.

Chicago, IL
February 26, 2008 (August 6, 2008 as to the effects of the restatement discussed in Note 2)

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 29, 2007 AND DECEMBER 30, 2006
(amounts in thousands, except share data)

ASSETS	2007	2006
Current assets:	(as restated)	(as restated)
Cash and cash equivalents	$7,463	$3,534
Accounts receivable, net	73,090	51,580
Inventories, net	66,438	47,292
Prepaid expenses and other	10,341	3,289
Prepaid taxes	17,986	1,129
Current deferred taxes	11,095	10,851
Total current assets	186,413	117,675
Property, plant and equipment, net	36,774	28,534
Goodwill	134,800	104,559
Other intangibles	52,581	35,306
Other assets	3,079	2,249
Total assets	$413,647	$288,323
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$2,683	$16,838
Accounts payable	26,576	19,689
Accrued expenses	95,581	69,636
Total current liabilities	124,840	106,163
Long-term debt	93,514	65,964
Long-term deferred tax liability	2,568	9,168
Other non-current liabilities	9,813	6,455
Stockholders' equity:
Preferred stock, $0.01 par value; none issued	--	--
Common stock, $0.005 par value, 20,732,836 and 19,760,490 shares issued in 2007 and 2006, respectively	120	117
Paid-in capital	104,782	73,743
Treasury stock at cost; 3,855,044 shares in 2007 and 2006, respectively	(89,641)	(89,641))
Retained earnings	166,896	115,917
Accumulated other comprehensive income	755	437
Total stockholders' equity	182,912	100,573
Total liabilities and stockholders' equity	$413,647	$288,323

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2007, DECEMBER 30, 2006
AND DECEMBER 31, 2005
(amounts in thousands, except per share data)

	2007	2006	2005

Net sales	$500,472	$403,131	$316,668
Cost of sales	308,107	246,254	195,015
Gross profit	192,365	156,877	121,653
Selling and distribution expenses	50,769	40,371	33,772
General and administrative expenses	48,663	39,605	29,909
Income from operations	92,933	76,901	57,972
Interest expense and deferred financing amortization, net	5,855	6,932	6,437
Write-off of unamortized deferred financing costs	481	--	--
Loss on financing derivatives	314	--	--
Other (income) expense, net	(1,696)	161	137
Earnings before income taxes	87,979	69,808	51,398
Provision for income taxes	35,365	27,431	19,220
Net earnings	$52,614	$42,377	$32,178

Net earnings per share:
Basic	$3.35	$2.77	$2.14
Diluted	$3.11	$2.57	$1.99

Weighted average number of shares
Basic	15,694	15,286	15,028
Dilutive common stock equivalents	1,244	1,232	1,158
Diluted	16,938	16,518	16,186

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

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2007, DECEMBER 30, 2006
AND DECEMBER 31, 2005
(amounts in thousands)

	2007	2006	2005
Cash flows from operating activities--
Net earnings	$52,614	$42,377	$32,178
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	6,360	4,861	3,554
Non-cash share-based compensation	7,787	4,584	3,310
Deferred taxes	4,582	677	807
Write-off of umamortized deferred financing costs	481	--	--
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(9,004)	(11,366)	(3,608)
Inventories, net	(1,150)	(4,030)	(1,323)
Prepaid expenses and other assets	(15,581)	3,582	7,222
Accounts payable	1,193	1,062	536
Accrued expenses and other liabilities	12,211	8,322	(417)
Net cash provided by operating activities	59,493	50,069	42,259
Cash flows from investing activities--
Additions to property and equipment	(3,311)	(2,267)	(1,376)
Acquisition of Nu-Vu	--	--	(11,450)
Acquisition of Alkar	--	(1,500)	(28,195)
Acquisition of Houno	(179)	(4,939)	--
Acquisition of Jade	(7,779)	--	--
Acquisition of Carter-Hoffmann	(16,242)	--	--
Acquisition of MP Equipment	(15,269)	--	--
Acquisition of Wells Bloomfield	(28,906)	--	--
Net cash (used in) investing activities	(71,686)	(8,706)	(41,021)
Cash flows from financing activities--
Net (repayments) proceeds under previous revolving credit facilities	(30,100)	(26,150)	4,985
Net (repayments) under previous senior secured bank notes	(47,500)	(12,500)	(10,000)
Proceeds under current revolving credit facilities	91,351	--	--
Net (repayments) proceeds under foreign bank loan	(970)	(1,936)	3,200
Repayments under note agreement	--	(2,145)	(313)
Debt issuance costs	(1,333)	--	--
Issuance of treasury stock	--	9	--
Net proceeds from stock issuances	4,548	789	977
Net cash provided by (used in) financing activities	15,996	(41,933)	(1,151)

Effect of exchange rates on cash and cash equivalents	124	153	(51)

Cash acquired in acquisitions	2	43	69

Changes in cash and cash equivalents--
Net increase (decrease) in cash and cash equivalents	3,929	(374)	105
Cash and cash equivalents at beginning of year	3,534	3,908	3,803

Cash and cash equivalents at end of year	$7,463	$3,534	$3,908

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

(2)  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of its consolidated financial statements for the fiscal year ended December 29, 2007, the company determined that purchase accounting methodology had been improperly applied as it related to the calculation of deferred tax assets and liabilities for certain acquisitions, including Nu-Vu Foodservice Systems, Jade Products Company, Carter-Hoffman, MP Equipment, and Wells Bloomfield. Specifically, in each of these acquisitions, the company allocated a portion of the purchase price to deferred tax assets to reflect the expected tax benefit to be realized from the future amortization of goodwill deductible for tax purposes.

Upon further review of Statement of Financial Accounting Standards (“SFAS”) No. 109, “ Accounting for Income Taxes”, the company determined that the recording of a deferred tax asset was not permitted for those portions of goodwill. Accordingly, the company has restated the accompanying 2007 and 2006 consolidated balance sheets to correct the deferred tax and goodwill balances previously reported in the 2007 and 2006 financial statements as filed in the original Form 10-K. These misstatements impact the December 29, 2007 and December 30, 2006 balance sheets and have no impact on the statements of earnings, cash flows, or changes in shareholders’ equity for the fiscal years ended December 29, 2007 and December 30, 2006.

The quantitative impact of the misstatement on the December 29, 2007 and December 30, 2006 balance sheets is summarized below (dollar amounts in thousands).

	2007		2006
	As Reported	As Restated	As Reported	As Restated
Current deferred taxes	$16,643	$11,095	$10,851	$10,851
Total current assets	$191,961	$186,413	$117,675	$117,675
Goodwill	$109,814	$134,800	$101,258	$104,559
Other intangibles	$52,522	$52,581	$35,306	$35,306
Deferred tax assets	$16,929	$--	$--	$--
Total assets	$411,079	$413,647	$285,022	$288,323

Long-term deferred tax liability	$--	$2,568	$5,867	$9,168
Total liabilities and stockholders’ equity	$411,079	$413,647	$285,022	$288,323

(3)  PURCHASE ACCOUNTING

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

The final allocation of cash paid for the Nu-Vu acquisition is summarized as follows (in thousands):

	Jan. 7, 2005	Adjustments	Dec. 31, 2005
Current assets	$2,556	$242	$2,798
Property, plant and equipment	1,178	--	1,178
Goodwill	8,203	(84)	8,119
Other intangibles	2,188	(875)	1,313
Current liabilities	(2,125)	167	(1,958)
Total cash paid	$12,000	$(550)	$11,450

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

The final allocation of cash paid for the Alkar acquisition is summarized as follows (in thousands):

	Dec. 7, 2005	Adjustments	Dec. 30, 2006
Current assets	$17,160	$(1,545)	$15,615
Property, plant and equipment	3,032	(160)	2,872
Goodwill	19,177	1,015	20,192
Other intangibles	7,960	--	7,960
Current liabilities	(16,003)	1,509	(14,494)
Long-term deferred tax liability	(3,131)	681	(2,450)
Total cash paid	$28,195	$1,500	$29,695

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

The final allocation of cash paid for the Houno acquisition is summarized as follows (in thousands):

	Aug. 31, 2006	Adjustments	Sep. 29, 2007
Current assets	$4,325	$(287)	$4,038
Property, plant and equipment	4,371	--	4,371
Goodwill	1,287	799	2,086
Other intangibles	1,139	(199)	940
Other assets	92	--	92
Current liabilities	(3,061)	(134)	(3,195)
Long-term debt	(2,858)	--	(2,858)
Long-term deferred tax liability	(356)	--	(356)

Total cash paid	$4,939	$179	$5,118

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

The preliminary allocation of cash paid for the Jade acquisition is summarized as follows (in thousands):

	Apr. 1, 2007	Adjustments	Dec. 29, 2007
Current assets	$6,727	$(2,604)	$4,123
Property, plant and equipment	2,029	--	2,029
Goodwill	250	3,269	3,519
Other intangibles	1,590	--	1,590
Current liabilities	(3,205)	(277)	(3,482)

Total cash paid	$7,391	$388	$7,779

The goodwill and other intangibles of $1.4 million associated with the trade name, are subject to the non-amortization provisions of SFAS No. 142 from the date of acquisition. Other intangibles of $0.2 million allocated to customer relationships are to be amortized over a periods of 10 years. Goodwill and other intangibles of Jade are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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

The preliminary allocation of cash paid for the Carter-Hoffmann acquisition is summarized as follows (in thousands):

	Jun. 29, 2007	Adjustments	Dec. 29, 2007
Current assets	$7,912	$(2,026)	$5,886
Property, plant and equipment	2,264	--	2,264
Goodwill	9,452	(1,429)	8,023
Other intangibles	--	3,910	3,910
Current liabilities	(3,646)	(141)	(3,787)
Other non-current liabilities	(54)	--	(54)

Total cash paid	$15,928	$314	$16,242

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

The preliminary allocation of cash paid for the MP Equipment acquisition is summarized as follows (in thousands):

	Jul. 2, 2007	Adjustments	Dec. 29, 2007
Current assets	$5,315	$--	$5,315
Property, plant and equipment	297	--	297
Goodwill	9,290	846	10,136
Other intangibles	6,420	(770)	5,650
Other assets	16	--	16
Current liabilities	(4,018)	--	(4,018)
Other non-current liabilities	(2,127)	--	(2,127)

Total cash paid	$15,193	$76	$15,269

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

The preliminary allocation of cash paid for the Wells Bloomfield acquisition is summarized as follows (in thousands):

	Aug. 3, 2007	Adjustments	Dec. 29, 2007
Cash	$2	$--	$2
Current assets	15,133	(303)	14,830
Property, plant and equipment	3,961	(5)	3,956
Goodwill	5,835	1,854	7,689
Other intangibles	8,130	(200)	7,930
Other assets	21	--	21
Current liabilities	(4,277)	(1,245)	(5,522)

Total cash paid	$28,805	$101	$28,906

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

(4)	STOCK SPLIT

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

Goodwill is allocated to the business segments as follows (in thousands):

	Commercial	Food	International
	Foodservice	Processing	Distribution	Total

Balance as of January 1, 2006	$82,881	$19,177	$--	$102,058

Goodwill acquired during the year	1,485	1,016	--	2,501
Impairment losses	--	--	--	--

Balance as of December 30, 2006	$84,366	$20,193	$--	$104,559

Goodwill acquired during the year	20,047	10,135	--	30,182
Impairment losses	--	--	--	--
Exchange effect	59	--	--	59

Balance as of December 29, 2007	$104,472	$30,328	$--	$134,800

Intangible assets consist of the following (in thousands):

	December 29, 2007			December 30, 2006
		Gross			Gross
	Estimated	Carrying	Accumulated	Estimated	Carrying	Accumulated
Amortized intangible assets:	Life	Amount	Amortization	Life	Amortization	Amount
Customer lists	2 to 10 yrs	$8,440	$(1,408)	2 to 10 yrs	$2,447	$(277)
Backlog	4 to 7 mos	1,100	(1,100)	4 to 7 mos	927	(927)
Developed technology	2 to 7 yrs	830	(404)	7 yrs	492	(62)
		$10,370	$(2,912)		$3,866	$(1,266)

Unamortized intangible assets:
Trademarks and tradenames		$45,123			$32,706
		$45,123			$32,706

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

(i)	Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss) as reported in the consolidated balance sheets:

	2007	2006
	(dollars in thousands)

Unrecognized pension benefit costs, net of tax	$(934)	$(1,042)
Unrealized gain on interest rate swap, net of tax	--	612
Currency translation adjustments	1,689	867

	$755	$437

(j)	Fair Value of Financial Instruments

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

A rollforward of the warranty reserve is as follows:

	2007	2006
	(dollars in thousands)

Beginning balance	$11,292	$11,286
Warranty reserve related to acquisitions	1,710	--
Warranty expense	10,169	9,258
Warranty claims	(10,895)	(9,252)
Ending balance	$12,276	$11,292

(n)	Research and Development Costs

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

2005

Net income - as reported	$32,178
Less: Stock-based employee
compensation expense, net of taxes	683

Net income - pro forma	$31,495

Earnings per share - as reported:
Basic	$2.14
Diluted	1.99

Earnings per share - pro forma:
Basic	$2.10
Diluted	1.95

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. This statement also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. This statement is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of FASB Statement No. 141R is not permitted. The company is evaluating the impact the application of this guidance will have on the company’s financial position, results of operations and cash flows.

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

(6)  FINANCING ARRANGEMENTS

The following is a summary of long-term debt at December 29, 2007 and December 30, 2006:

	2007	2006
	(dollars in thousands)

Senior secured revolving credit line	$91,350	$30,100
Senior secured bank term loans	--	47,500
Foreign loans	4,847	5,202

Total debt	$96,197	$82,802

Less current maturities of
long-term debt	$2,683	16,838

Long-term debt	$93,514	$65,964

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

(7)  COMMON AND PREFERRED STOCK

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

A summary of stock option activity under the 1998 Stock Incentive Plan is presented below:

Stock Option Activity	Shares	Weighted Average Exercise Price

Outstanding at
January 1, 2005:	1,396,400	$6.78

Granted	200,000	--

Exercised	(98,350)	$4.89

Forfeited	(26,000)	$5.11

Outstanding at
December 31, 2005:	1,472,050	$9.63

Granted	--	--

Exercised	(105,096)	$7.17

Forfeited	--	--

Outstanding at
December 30, 2006:	1,366,954	$9.80

Granted	--	--

Exercised	(488,346)	$9.31

Forfeited	(27,000)	--

Outstanding at
December 29, 2007:	851,608	$9.58

Aggregate intrinsic
value (dollars in thousands)	$57,151

Exercisable at
December 29, 2007:	765,753	$8.30

Aggregate intrinsic
value (dollars in thousands)	$52,370

A summary of the stock option activity under the Directors Plan is presented below:

		Weighted Average
Stock Option Activity	Shares	Exercise Price

Outstanding at
January 1, 2005:	112,000	$4.08

Granted	--	--

Exercised	(100,000)	$3.93

Forfeited	--	--

Outstanding at
December 31, 2005:	12,000	$5.26

Granted	7,000	$44.22

Exercised	(6,000)	$5.26

Forfeited	--	--

Outstanding at
December 30, 2006:	13,000	$26.24

Granted	--	--

Exercised	--	--

Forfeited	(7,000)	--

Outstanding at
December 29, 2007:	6,000	$5.26

Aggregate intrinsic
value (dollars in thousands)	$429

Exercisable at
December 29, 2007:	6,000	$5.26

Aggregate intrinsic
value (dollars in thousands)	$429

There were no nonvested shares under the Directors Plan as of December 29, 2007.

The following summarizes the options outstanding and exercisable under the stock plans by exercise price, at December 29, 2007:

		Weighted		Weighted
		Average		Average
Exercise	Options	Remaining	Options	Remaining
Price	Outstanding	Life	Exercisable	Life

Employee plan

$ 2.95	231,000	4.16	231,000	4.16
$ 5.26	117,400	5.18	93,920	5.18
$ 9.24	378,458	5.82	378,458	5.82
$26.97	124,750	7.17	62,375	7.17

	851,608	5.52	765,753	5.42

Director plan

$ 5.26	6,000	0.18	6,000	0.18

A summary of the company’s nonvested share grant activity under the 1998 and 2007 Stock Incentive Plans and related information, for fiscal year ended December 29, 2007 is as follows:

		Weighted Average
		Grant-Date
	Shares	Fair Value

Nonvested Shares

Nonvested shares at December 31, 2005	560,000	$25.37

Granted	--	--
Vested	(140,000)	$24.50
Forfeited	--	--

Nonvested shares at December 30, 2006	420,000	$25.65

Granted	516,000	$46.55
Vested	--	--
Forfeited	(32,000)	$41.86

Nonvested shares at December 29, 2007	904,000	$30.19

Additional information related to the share based compensation is as follows:

	2007	2006	2005
	(dollars in thousands)

Intrinsic value of options exercised	$28,595	$4,010	$4,762
Cash received from exercise	4,548	789	977
Tax benefit from option exercises	10,340	514	878

(8)  INCOME TAXES

Earnings before taxes is summarized as follows:

	2007	2006	2005
	(dollars in thousands)

Domestic	$81,371	$65,156	$45,603
Foreign	6,608	4,652	5,795
Total	$87,979	$69,808	$51,398

The provision for income taxes is summarized as follows:

	2007	2006	2005
	(dollars in thousands)

Federal	$27,452	$21,189	$14,470
State and local	5,758	4,582	3,663
Foreign	2,155	1,660	1,087
Total	$35,365	$27,431	$19,220

Current	$30,783	$26,754	$18,413
Deferred	4,582	677	807
Total	$35,365	$27,431	$19,220

Reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate are as follows:

	2007	2006	2005
U.S. federal statutory tax rate	35.0%	35.0%	35.0%

Permanent book vs. tax
differences	(1.1)	(0.9)	(1.3)
State taxes, net of federal
benefit	4.3	4.4	4.9
U.S. taxes on foreign earnings and
foreign tax rate differentials	0.9	0.7	1.8
Reserve adjustments and other	1.1	0.1	(3.0)
Consolidated effective tax	40.2%	39.3%	37.4%

At December 29, 2007 and December 30, 2006, the company had recorded the following deferred tax assets and liabilities, which were comprised of the following:

	2007	2006
	(dollars in thousands)
Deferred tax assets:

Compensation reserves	$10,521	$5,613
Warranty reserves	3,870	4,354
Inventory reserves	1,293	2,659
Receivable related reserves	1,279	2,084
Product liability and workers comp reserves	2,382	697
Accrued retirement benefits	1,463	1,290
Accrued plant closure	948	1,200
Unicap	562	369
Depreciation	141	--
Other	2,271	1,178
Gross deferred tax assets	24,730	19,444
Valuation allowance	--	--
Deferred tax assets	$24,730	$19,444

Deferred tax liabilities:
Intangible assets	$(13,442)	$(13,041)
Depreciation	--	(2,941)
Foreign tax earnings repatriation	(2,388)	(1,208)
Interest rate swap	--	(408)
LIFO reserves	(373)	(163)
Deferred tax liabilities	$(16,203)	$(17,761)

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

On December 31, 2006, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained.

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

United States - federal	2005 - 2007
United States - states	2001 - 2007
China	2006 - 2007
Denmark	2006 - 2007
Mexico	2006 - 2007
Philippines	2004 - 2007
South Korea	2004 - 2007
Spain	2005 - 2007
Taiwan	2005 - 2007
United Kingdom	2006 - 2007

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

The Commercial Foodservice Equipment Group manufactures cooking equipment for restaurants and institutional kitchens. This business division has manufacturing facilities in California, Illinois, Michigan, Nevada, New Hampshire, North Carolina, Vermont, China, Denmark and the Philippines. Principal product lines of this group include conveyor ovens, ranges, steamers, convection ovens, combi-ovens, broilers and steam cooking equipment, baking and proofing ovens, griddles, charbroilers, catering equipment, fryers, toasters, hot food servers, foodwarming equipment, griddles and coffee and beverage dispensing equipment. These products are sold and marketed under the brand names: Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, CTX, Carter-Hoffmann, Houno, Jade, MagiCater, MagiKitch’n, Middleby Marshall, Nu-Vu, Pitco, Southbend, Toastmaster, and Wells.

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

The following table summarizes the results of operations for the company’s business segments1 (dollars in thousands):

	Commercial	Food	International	Corporate
	Foodservice	Processing	Distribution	and Other(2)	Eliminations(3)	Total
2007
Net sales	$403,735	$70,467	$62,476	$--	$(36,206)	$500,472
Operating income	95,822	15,324	4,645	(23,853)	995	92,933
Depreciation expense	3,379	511	156	128	--	4,174
Net capital expenditures	2,906	92	234	79	--	3,311
Total assets	279,751	79,928	29,914	32,567	(8,513)	413,647
Long-lived assets(4)	168,422	46,405	660	11,747	--	227,234

2006
Net sales	$324,206	$55,153	$56,496	$--	$(32,724)	$403,131
Operating income	85,267	8,396	3,160	(18,771)	(1,151)	76,901
Depreciation expense	2,749	508	110	52	--	3,419
Net capital expenditures	1,421	447	83	316	--	2,267
Total assets	214,590	45,445	27,764	7,650	(7,126)	288,323
Long-lived assets(4)	133,242	27,791	500	9,115	--	170,648

2005
Net sales	$294,067	$2,837	$53,989	$--	$(34,225)	$316,668
Operating income	69,710	134	3,460	(15,367)	35	57,972
Depreciation expense	2,992	49	178	16	--	3,235
Net capital expenditures	1,006	--	275	95	--	1,376
Total assets	195,508	43,410	25,869	8,338	(5,906)	267,219
Long-lived assets(4)	133,259	26,922	400	5,003	--	165,584

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

(12)  EMPLOYEE RETIREMENT PLANS

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

A summary of the plans’ benefit obligations, funded status, and net balance sheet position is as follows:

	(dollars in thousands)
	2007	2007	2006	2006
	Union	Director	Union	Director
	Plan	Plans	Plan	Plans
Change in Benefit Obligation:
Benefit obligation - beginning of year	$4,662	$2,822	$4,695	$1,447

Service cost	--	954	--	1,222
Interest on benefit obligations	259	199	256	153
Return on assets	(214)	--	(202)	--
Net amortization and deferral	148	--	180	--
Net pension expense	193	1,153	234	1,375
Net benefit payments	(195)	--	(211)	--
Actuarial (gain) loss	(33)	--	(56)	--
Benefit obligation - end of year	$4,627	$3,975	$4,662	$2,822
Change in Plan Assets:
Plan assets at fair value - beginning of year	$3,999	$--	$3,738	$--
Company contributions	61	--	165	--
Investment gain	148	--	307	--
Benefit payments and plan expenses	(195)	--	(211)	--
Plan assets at fair value - end of year	$4,013	$--	$3,999	$--
Funded Status:

Unfunded benefit obligation	$(614)	$(3,975)	$(663)	$(2,822)

Pre-tax components in accumulated other comprehensive income:
Net actuarial loss	$1,555	$--	$1,736	$--
Net prior service cost	--	--	--	--
Net transaction (asset) obligations	--	--	--	--
Total amount recognized	$1,555	$--	$1,736	$--

Salary growth rate	n/a	8.70%	n/a	7.50%
Assumed discount rate	5.75%	5.75%	5.75%	5.75%
Expected return on assets	5.50%	n/a	5.50%	n/a

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

	Before		After
	SFAS No. 158	Adjustment	SFAS No. 158
Pension Plans:
Prepaid benefit cost	$(1,073)	$(1,073)	$--
Accrued benefit liability	(1,736)	1,073	(633)
Accumulated other comprehensive income	1,736	--	1,736

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

(13)  QUARTERLY DATA (UNAUDITED)

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

(14)  SUBSEQUENT EVENT

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

3.1
Restated Certificate of Incorporation of The Middleby Corporation (effective as of May 13, 2005), incorporated by reference to the company's Form 8-K, Exhibit 3.1, dated April 29, 2005, filed on May 17, 2005.

3.2
Second Amended and Restated Bylaws of The Middleby Corporation (effective as of December 31, 2007), incorporated by reference to the company's Form 8-K, Exhibit 3.1, dated December 31, 2007, filed on January 4, 2008.

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

10.1
Fourth Amended and Restated Credit Agreement, as of December 28 2007, among The Middleby Corporation, Middleby Marshall, Inc., Various Financial Institutions, Wells Fargo Bank, Inc., Wells Fargo Bank N.A., as syndication agent, Royal Bank of Canada, RBS Citizens, N.A., as Co-Documentation Agents, Fifth Third Bank and National City Bank as Co-Agents and Bank of America N.A., as Administrative Agent, Issuing Lender and Swing Line Lender, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated December 28, 2007, filed on January 4, 2008.

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

10.10 *
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of August 2008.

THE MIDDLEBY CORPORATION

By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 6, 2008.

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