Form 10-Q/A
period 2008-03-29
MIDDLEBY CORP
filed 2008-08-06
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment 1

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

Explanatory Note

This Amendment No. 1 to the company’s Quarterly Report on Form 10-Q for the three months ended March 29, 2008, is being filed to reflect the restatement of the company’s condensed consolidated balance sheet as of March 29, 2008. As discussed in Note 2 to the condensed consolidated financial statements, subsequent to the issuance the company’s condensed consolidated financials statements for the three month period ended March 29, 2008, the company determined that purchase accounting methodology had been misapplied relative to the calculation of deferred tax assets and liabilities in conjunction with certain of the company’s acquisitions. This restatement has no impact on the company’s condensed consolidated statements of earnings or cash flows.

For the convenience of the reader, this Form 10-Q/A sets forth the originally filed Form 10-Q in its entirety. However, the only changes in this Amendment No. 1 on Form 10-Q/A to the original Form 10-Q filed on May 8, 2008 are those caused by the restatement. This Amendment No. 1 on Form 10-Q/A continues to speak as of the date of our original Form 10-Q and we have not updated the disclosures to speak as of a later date or to reflect subsequent results, events or developments. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our SEC filings made subsequent to the May 8, 2008 filing of the original Form 10-Q. The following items have been amended as a result of the restatement and are included in this Amendment No. 1 on Form 10-Q/A:

• Part I—Item 1—Condensed Consolidated Financial Statements

• Part II—Item 6—Exhibits

Pursuant to the rules of the SEC, Item 6 of Part II has been amended to contain the currently dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are attached to this Amendment No. 1 on Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2 respectively.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED MARCH 29, 2008

INDEX

DESCRIPTION		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	CONDENSED CONSOLIDATED BALANCE SHEETS (as restated)	1
	March 29, 2008 and December 29, 2007

	CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS	2
	March 29, 2008 and March 31, 2007

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	3
	March 29, 2008 and March 31, 2007

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	33

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)
(Unaudited)

ASSETS	Mar. 29, 2008	Dec. 29, 2007
Current assets:	(as restated)	(as restated)
Cash and cash equivalents	$5,518	$7,463
Accounts receivable, net of reserve for doubtful accounts of $6,443 and $5,818	83,928	73,090
Inventories, net	81,513	66,438
Prepaid expenses and other	12,571	10,341
Prepaid taxes	16,159	17,986
Current deferred taxes	10,082	11,095
Total current assets	209,771	186,413
Property, plant and equipment, net of accumulated depreciation of $42,339 and $41,114	46,055	36,774
Goodwill	236,187	134,800
Other intangibles	125,821	52,581
Other assets	2,526	3,079
Total assets	$620,360	$413,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$2,661	$2,683
Accounts payable	36,904	26,576
Accrued expenses	84,607	95,581
Total current liabilities	124,172	124,840
Long-term debt	269,996	93,514
Long-term deferred tax liability	13,534	2,568
Other non-current liabilities	15,472	9,813
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	--	--
Common stock, $0.005 par value; 47,500,000 shares authorized; 20,817,536 and 20,732,836 shares issued in 2008 and 2007, respectively	120	120
Paid-in capital	105,947	104,782
Treasury stock at cost; 3,859,913 and 3,855,044 shares in 2008 and 2007, respectively	(90,014)	(89,641)
Retained earnings	180,077	166,896
Accumulated other comprehensive income	1,056	755
Total stockholders' equity	197,186	182,912
Total liabilities and stockholders' equity	$620,360	$413,647

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

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	Mar. 29, 2008	Mar. 31, 2007

Cash flows from operating activities-
Net earnings	$13,181	$10,720

Adjustments to reconcile net earnings to cash
provided by operating activities:
Depreciation and amortization	3,533	1,318
Deferred taxes	2,512	25
Non-cash share-based compensation	2,350	1,322
Unrealized loss on derivative financial instruments	204	--
Cash effects of changes in -
Accounts receivable, net	815	(2,121)
Inventories, net	(1,558)	(4,823)
Prepaid expenses and other assets	3,767	(697)
Accounts payable	5,461	907
Accrued expenses and other liabilities	(17,702)	(11,086)

Net cash provided by (used in) operating activities	12,563	(4,435)

Cash flows from investing activities-
Net additions to property and equipment	(2,124)	(598)
Acquisition of Star	(188,068)	--
Net cash (used in) investing activities	(190,192)	(598)

Cash flows from financing activities-
Net proceeds (repayments) under revolving credit facilities	176,350	9,450
Repayments under senior secured bank notes	--	(3,750)
Repayments under foreign bank loan	(245)	(1,077)
Debt issuance costs	(162)	--
Purchase of treasury stock	(373)	--
Net proceeds from stock issuances	37	925

Net cash provided by (used in) financing activities	175,607	5,548

Effect of exchange rates on cash
and cash equivalents	77	4

Changes in cash and cash equivalents-

Net (decrease) increase in cash and cash equivalents	(1,945)	519

Cash and cash equivalents at beginning of year	7,463	3,534

Cash and cash equivalents at end of quarter	$5,518	$4,053

Supplemental disclosure of cash flow information:
Interest paid	$2,359	$1,038
Income tax payments	$245	$4,411

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 29, 2008
(Unaudited)

1)	Summary of Significant Accounting Policies

A) Basis of Presentation

The condensed consolidated financial statements have been prepared by The Middleby Corporation (the "company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2007 Form 10-K/A.

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

D) Fair Value Measures

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This statement is effective for interim reporting periods in fiscal years beginning after November 15, 2007. The company adopted SFAS No. 157 on December 30, 2007 (first day of fiscal year 2008). The adoption of SFAS No. 157 did not have a material impact on the financial statements.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities
Level 2 - Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
Level 3 - Unobservable inputs based on our own assumptions.

The company’s fiancial assets that are measured at fair value on a recurring basis are categorized using the fair value hierarchy at March 29, 2008 are as follows (in thousands):

	Fair Value	Fair Value	Fair Value
	Level 1	Level 2	Level 3	Total

Financial Assets:
None	--	--	--	--

Financial Liabilities:
Interest rate swaps	--	1,353	--	1,353

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the financial statements. Upon adoption, the company has elected not to apply SFAS No. 159 to measure selected financial instruments and certain other items; therefore, there was no impact to the financial statements upon adoption. Subsequent to the initial adoption of SFAS No. 159, the company has not made any elections during the three months ended March 29, 2008.

2)	Restatement Of Previously Issued Financial Statements

Subsequent to the issuance of the company’s condensed consolidated financial statements for the fiscal period ended March 29, 2008, the company determined that purchase accounting methodology had been improperly applied as it related to the calculation of deferred tax assets and liabilities for certain acquisitions, including Nu-Vu Foodservice Systems, Jade Products Company, Carter-Hoffman, MP Equipment, and Wells Bloomfield. Specifically, in each of these acquisitions, the company allocated a portion of the purchase price to deferred tax assets to reflect the expected tax benefit to be realized from the future amortization of goodwill deductible for tax purposes.

Upon further review of SFAS No. 109 “Accounting for Income Taxes”, the company determined that the recording of a deferred tax asset was not permitted for those portions of goodwill. Accordingly, the company has restated the accompanying condensed consolidated balance sheets as of March 29, 2008 and December 29, 2007 to correct the deferred tax and goodwill balances previously reported in the original Form 10-Q. These misstatements impact the March 29, 2008 and December 29, 2007 balance sheets and have no impact on the statements of earnings or cash flows.

The quantitative impact of the misstatement on the March 29, 2008 and December 29, 2007 balance sheet is summarized below (dollar amounts in thousands).

	March 29, 2008		December 29, 2007
	As Reported	As Restated	As Reported	As Restated
Current deferred taxes	$15,630	$10,082	$16,643	$11,095
Total current assets	$215,319	$209,771	$191,961	$186,413
Property, plant and equipment, net	$45,883	$46,055	$36,774	$36,774
Goodwill	$211,612	$236,187	$109,814	$134,800
Other intangibles	$125,686	$125,821	$52,522	$52,581
Deferred tax assets	$5,800	$--	$16,929	$--
Total assets	$606,826	$620,360	$411,079	$413,647

Long-term deferred tax liability	$--	$13,534	$--	$2,568
Total liabilities and stockholders’ equity	$606,826	$620,360	$411,079	$413,647

3)	Acquisitions and Purchase Accounting

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

The preliminary allocation of cash paid for the Jade acquisition is summarized as follows (in thousands):

	Apr. 1, 2007	Adjustments	Mar. 29, 2008
Current assets	$6,727	$(2,357)	$4,370
Property, plant and equipment	2,029	--	2,029
Goodwill	250	2,858	3,108
Other intangibles	1,590	--	1,590
Current liabilities	(3,205)	(113)	(3,318)

Total cash paid	$7,391	$388	$7,779

The goodwill and other intangibles of $1.4 million associated with the trade name, are subject to the non-amortization provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets,", from the date of acquisition. Other intangibles of $0.2 million allocated to customer relationships are to be amortized over a period of 10 years. Goodwill and other intangibles of Jade are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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

The preliminary allocation of cash paid for the Carter-Hoffmann acquisition is summarized as follows (in thousands):

	Jun. 29, 2007	Adjustments	Mar. 29, 2008
Current assets	$7,912	$(2,125)	$5,787
Property, plant and equipment	2,264	--	2,264
Goodwill	9,452	(1,421)	8,031
Other intangibles	--	3,910	3,910
Current liabilities	(3,646)	(50)	(3,696)
Other non-current liabilities	(54)	--	(54)

Total cash paid	$15,928	$314	$16,242

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

The preliminary allocation of cash paid for the Wells Bloomfield acquisition is summarized as follows (in thousands):

	Aug. 3, 2007	Adjustments	Mar. 29, 2008
Cash	$2	$--	$2
Current assets	15,133	(303)	14,830
Property, plant and equipment	3,961	(5)	3,956
Goodwill	5,835	2,143	7,978
Other intangibles	8,130	(200)	7,930
Other assets	21	--	21
Current liabilities	(4,277)	(1,534)	(5,811)

Total cash paid	$28,805	$101	$28,906

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

The preliminary allocation of cash paid for the Star acquisition is summarized as follows (in thousands):

Dec. 31, 2007
Cash	$376
Current assets	27,783
Property, plant and equipment	8,225
Goodwill	101,365
Other intangibles	75,150
Other assets	71
Current liabilities	(11,394)
Deferred tax liabilities	(8,837)
Other non-current liabilities	(4.295)

Total cash paid	$188,444

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

Pro forma Financial Information

The following unaudited pro forma results of operations for the year ended December 29, 2007, not previously included in the original Form 10-Q, assumes the Star acquisition was completed on December 31, 2006.  The pro forma results include adjustments to reflect additional interest expense to fund the acquisition, amortization of intangibles associated with the acquisition, and the effects of adjustments made to the carrying value of certain assets.

	December 29, 2007	December 30, 2006

Net sales	$592,513	$487,283
Net earnings	$51,769	$40,672

Net earnings per share:
Basic	$3.30	$2.66
Diluted	$3.06	$2.46

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition of Star been effective on December 31, 2006 or of future operations of the company.  Also, the pro forma financial information does not reflect the costs which the company has or may incur to integrate Star.

4)	Stock Split

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

5)	Litigation Matters
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

6)	Recently Issued Accounting Standards

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. This statement also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. This statement is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of FASB Statement No. 141R is not permitted. The company is evaluating the impact the application of this guidance will have on the company’s financial position, results of operations and cash flows. The company will adopt this statement for acquisitions consummated after the statement’s effective date.

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

7)	Other Comprehensive Income

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

8)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $16.6 million at March 29, 2008 and $16.4 million at December 29, 2007 and represented approximately 20% and 25% of the total inventory in each respective period. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at March 29, 2008 and December 29, 2007 are as follows:

	Mar. 29, 2008	Dec. 29, 2007
	(in thousands)
Raw materials and parts	$24,882	$25,047
Work-in-process	20,426	11,033
Finished goods	36,616	30,669

	81,924	66,749
LIFO adjustment	(411)	(311)

	$81,513	$66,438

9)	Accrued Expenses

Accrued expenses consist of the following:

	Mar. 29, 2008	Dec, 29, 2007
	(in thousands)

Accrued payroll and related expenses	$13,707	$21,448
Accrued warranty	13,326	12,276
Accrued customer rebates	8,970	16,326
Advance customer deposits	7,948	7,971
Accrued product liability and workers comp	7,946	6,978
Other accrued expenses	32,710	30,582

	$84,607	$95,581

10)	Warranty Costs

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

A rollforward of the warranty reserve is as follows:

Three Months Ended
Mar. 29, 2008
(in thousands)

Beginning balance	$12,276
Warranty reserve related to acquisitions	1,030
Warranty expense	3,625
Warranty claims	(3,605)
Ending balance	$13,326

11)	Financing Arrangements

	Mar. 29, 2008	Dec. 29, 2007
	(in thousands)

Senior secured revolving credit line	$267,700	$91,350
Foreign loan	4,957	4,847
Total debt	$272,657	$96,197

Less: Current maturities of long-term debt	2,661	2,683

Long-term debt	$269,996	$93,514

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

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of March 29, 2008 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

$ 10,000,000	5.030%	3/3/2006	12/21/2009
$ 10,000,000	2.520%	2/13/2008	2/19/2009
$ 20,000,000	2.635%	2/6/2008	2/6/2009
$ 25,000,000	3.350%	1/14/2008	1/14/2010
$ 10,000,000	2.920%	2/1/2008	2/1/2010
$ 10,000,000	2.785%	2/6/2008	2/6/2010
$ 10,000,000	3.033%	2/6/2008	2/6/2011
$ 10,000,000	2.820%	2/1/2008	2/1/2009

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

12)	Financial Instruments

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

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for a fixed rates The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of March 29, 2008, the fair value of these instruments was $1.4 million. The change in fair value of these swap agreements in the first three months of 2008 was a loss of $0.5 million, net of taxes.

	Fixed				Changes
Notional	Interest	Effective	Maturity	Fair Value	In Fair Value
Amount	Rate	Date	Date	Mar. 29, 2008	(net of taxes)

$ 10,000,000	5.030%	3/3/2006	12/21/2009	$ (462,000)	$ (9,000) [1]
$ 10,000,000	2.520%	2/13/2008	2/19/2009	$ (28,000)	$ (17,000)
$ 20,000,000	2.635%	2/6/2008	2/6/2009	$ (65,000)	$ (39,000)
$ 25,000,000	3.350%	1/14/2008	1/14/2010	$ (464,000)	$ (278,000)
$ 10,000,000	2.920%	2/1/2008	2/1/2010	$ (106,000)	$ (64,000)
$ 10,000,000	2.785%	2/6/2008	2/6/2010	$ (47,000)	$ (28,000)
$ 10,000,000	3.033%	2/6/2008	2/6/2011	$ (81,000)	$ (49,000)
$ 10,000,000	2.820%	2/1/2008	2/1/2009	$ (100,000)	$ (60,000)

1   Previous to the fiscal quarter ended March 29, 2008, this swap had not been designated as an effective cash flow hedge. The swap was designated as an effective cash flow hedge during the quarter ended March 29, 2008. In accordance with SFAS No. 133, the net reduction of $0.2 million in the fair value of this swap prior to the designation date has been recorded as a loss in earnings for the first quarter 2008.

13)	Segment Information

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

(2) Represents the elimination of sales from the Commercial Foodservice Equipment Group to the International Distribution Division
.

The following table summarizes the results of operations for the company's business segments(1)(in thousands):

	Commercial Foodservice	Food Processing	International Distribution	Corporate and Other(2)	Eliminations(3)	Total
Three months ended March 29, 2008
Net sales	$134,016	$19,888	$15,793	$--	$(8,814)	$160,883
Operating income	30,547	2,789	1,074	(8,442)	48	26,016
Depreciation expense	1,269	104	52	37	--	1,462
Net capital expenditures	1,899	51	152	22	--	2,124

Total assets	494,937	73,730	29,887	32,286	(10,480)	620,360
Long-lived assets(4)	354,671	43,294	713	11,911	--	410,589

Three months ended March 31, 2007
Net sales	$90,539	$12,196	$13,576	$--	$(10,616)	$105,695
Operating income	21,788	2,400	846	(6,282)	54	18,806
Depreciation expense	695	127	43	36	--	901
Net capital expenditures	520	6	11	61	--	598

Total assets	220,741	49,241	29,430	1,985	(6,523)	294,874
Long-lived assets(4)	132,793	27,736	433	8,878	--	169,840

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

Net sales by major geographic region, including those sales from the Commercial Foodservice Equipment Group direct to international customers, were as follows (in thousands):

	Three Months Ended
	Mar. 29, 2008	Mar. 31, 2007

United States and Canada	$132,953	$86,032
Asia	7,152	5,473
Europe and Middle East	16,371	10,777
Latin America	4,407	3,413

Net sales	$160,883	$105,695

14)	Employee Retirement Plans

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

15)	Subsequent Events

On April 22, 2008, the company completed its acquisition of Giga Grandi Cucine, S.r.l for 12.9 million Euro including 6.2 million Euro paid in cash at closing, 3.4 million Euro of deferred payments due to the sellers, and 3.3 million Euro in assumed debt. Giga is a leading European manufacturer of a broad line of commercial cooking equipment, including ranges, ovens and steam cooking equipment.

On April 23, 2008, the company completed its acquisition of the net assets and related business operations of FriFri aro SA from the Franke Group. FriFri is a leading European manufacturer of frying systems.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Informational Note

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; ability to protect trademarks, copyrights and other intellectual property; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s Securities and Exchange Commission filings, including the company’s 2007 Annual Report on Form 10-K/A.

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
.

GROSS PROFIT. Gross profit increased to $58.9 million in the first quarter of 2008 from $41.1 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate was 36.6% in the first quarter of 2008 as compared to 38.9% in the prior year quarter. The net decrease in the gross margin rate reflects:

•	Inventory step up charge of $1.5 million related to the acquisition of Star.

•	The adverse impact of steel costs which have risen significantly from the prior year quarter.

•	Lower margins at the newly acquired Jade, Carter-Hoffmann, MP Equipment, Wells Bloomfield and Star operations which are in the process of being integrated within the company.

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

During the three months ended March 29, 2008, working capital levels changed due to normal business fluctuations, including the impact of increased seasonal working capital needs. The changes in working capital included a $0.8 million decrease in accounts receivable, a $1.6 million increase in inventory, a $3.8 million decrease in prepaid expenses and other assets and a $5.5 million increase in accounts payable. Accrued expenses and other non-current liabilities also decreased by $17.7 million, reflecting first quarter payout of customer rebates and incentive compensation related to prior year programs.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. This statement also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. This statement is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of FASB Statement No. 141R is not permitted. The company is evaluating the impact the application of this guidance will have on the company’s financial position, results of operations and cash flows. The company will adopt this statement for acquisitions consummated after the statement’s effective date.

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

Contractual Obligations

The company's contractual cash payment obligations as of March 29, 2008 are set forth below (in thousands):

					Total
	Deferred			Idle	Contractual
	Acquisition	Long-term	Operating	Facility	Cash
	Costs	Debt	Leases	Leases	Obligations

Less than 1 year	$--	$2,661	$2,661	$332	$5,654
1-3 years	2,000	482	3,350	793	6,625
3-5 years	--	269,514	903	870	3,587
After 5 years	--	--	53	1,031	268,784

	$2,000	$272,657	$6,967	$3,026	$284,650

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

The company has $4.1 million in outstanding letters of credit, which expire on March 29, 2009 to secure potential obligations under insurance programs.

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

	Fixed	Variable
	Rate	Rate
Twelve Month Period Ending	Debt	Debt
	(in thousands)

March 29, 2009	$--	$2,661
March 29, 2010	--	241
March 29, 2011	--	241
March 29, 2012	--	241
March 29, 2013	--	269,273

	$--	$272,657

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

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of March 29, 2008 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

$ 10,000,000	5.030%	3/3/2006	12/21/2009
$ 10,000,000	2.520%	2/13/2008	2/19/2009
$ 20,000,000	2.635%	2/6/2008	2/6/2009
$ 25,000,000	3.350%	1/14/2008	1/14/2010
$ 10,000,000	2.920%	2/1/2008	2/1/2010
$ 10,000,000	2.785%	2/6/2008	2/6/2010
$ 10,000,000	3.033%	2/6/2008	2/6/2011
$ 10,000,000	2.820%	2/1/2008	2/1/2009

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

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for a fixed rates The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of March 29, 2008, the fair value of these instruments was $1.4 million. The change in fair value of these swap agreements in the first three months of 2008 was a loss of $0.5 million, net of taxes.

A summary of the company’s interest rate swaps is as follows:

	Fixed				Changes
Notional	Interest	Effective	Maturity	Fair Value	In Fair Value
Amount	Rate	Date	Date	Mar. 29, 2008	(net of taxes)

$ 10,000,000	5.030%	3/3/2006	12/21/2009	$ (462,000)	$ (9,000) [1]
$ 10,000,000	2.520%	2/13/2008	2/19/2009	$ (28,000)	$ (17,000)
$ 20,000,000	2.635%	2/6/2008	2/6/2009	$ (65,000)	$ (39,000)
$ 25,000,000	3.350%	1/14/2008	1/14/2010	$ (464,000)	$ (278,000)
$ 10,000,000	2.920%	2/1/2008	2/1/2010	$ (106,000)	$ (64,000)
$ 10,000,000	2.785%	2/6/2008	2/6/2010	$ (47,000)	$ (28,000)
$ 10,000,000	3.033%	2/6/2008	2/6/2011	$ (81,000)	$ (49,000)
$ 10,000,000	2.820%	2/1/2008	2/1/2009	$ (100,000)	$ (60,000)

1  Previous to the fiscal quarter ended March 29, 2008, this swap had not been designated as an effective cash flow hedge. The swap was designated as an effective cash flow hedge during the quarter ended March 29, 2008. In accordance with SFAS No. 133, the net reduction of $0.2 million in the fair value of this swap prior to the designation date has been recorded as a loss in earnings for the first quarter 2008.

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

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended March 29, 2008, except as follows:

Item 1A. Risk Factors

There have been no material changes in the risk factors as set forth in the company's 2007 Annual Report on Form 10-K/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
December 30, 2007 to January 26, 2008	4,869	--	4,869	842,132
January 27, 2008 to February 23, 2008	--	--	--	842,132
February 24, 2008 to March 29, 2008	--	--	--	842,132
Quarter ended March 29, 2008	4,869	--	4,869	842,132

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

THE MIDDLEBY CORPORATION (Registrant)

Date August 6, 2008___________	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald Vice President, Chief Financial Officer