Form 10-Q
period 2008-06-28
MIDDLEBY CORP
filed 2008-08-07
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2008

or
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

As of August 1, 2008, there were 16,998,785 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED JUNE 28, 2008

INDEX
DESCRIPTION		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	CONDENSED CONSOLIDATED BALANCE SHEETS	1
	June 28, 2008 and December 29, 2007

	CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS	2
	June 28, 2008 and June 30, 2007

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	3
	June 28, 2008 and June 30, 2007

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	37

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)
(Unaudited)

ASSETS	Jun. 28, 2008	Dec. 29, 2007
Current assets:
Cash and cash equivalents	$7,049	$7,463
Accounts receivable, net of reserve for doubtful accounts of $7,427 and $5,818	102,783	73,090
Inventories, net	91,574	66,438
Prepaid expenses and other	9,804	10,341
Prepaid taxes	6,303	17,986
Current deferred taxes	14,614	11,095
Total current assets	232,127	186,413

Property, plant and equipment, net of accumulated depreciation of $43,829 and $41,114	46,208	36,774
Goodwill	247,929	134,800
Other intangibles	127,438	52,581
Other assets	3,041	3,079
Total assets	$656,743	$413,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$8,705	$2,683
Accounts payable	42,868	26,576
Accrued expenses	92,772	95,581
Total current liabilities	144,345	124,840

Long-term debt	265,868	93,514
Long-term deferred tax liability	24,777	2,568
Other non-current liabilities	22,617	9,813
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	--	--
Common stock, $0.005 par value; 47,500,000 shares authorized; 21,008,936 and 20,732,836 shares issued in 2008 and 2007, respectively	120	120
Paid-in capital	101,861	104,782
Treasury stock at cost; 4,069,913 and 3,855,044 shares in 2008 and 2007, respectively	(102,000)	(89,641)
Retained earnings	197,194	166,896
Accumulated other comprehensive income	1,961	755
Total stockholders' equity	199,136	182,912
Total liabilities and stockholders' equity	$656,743	$413,647

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jun. 28, 2008	Jun. 30, 2007	Jun. 28, 2008	Jun. 30, 2007

Net sales	$173,513	$113,248	$334,396	$218,943
Cost of sales	106,505	68,362	208,486	132,952
Gross profit	67,008	44,886	125,910	85,991

Selling expenses	16,676	11,952	32,921	23,068
General and administrative expenses	17,840	11,732	34,481	22,915
Income from operations	32,492	21,202	58,508	40,008

Net interest expense and deferred financing amortization	3,039	1,273	6,742	2,517
Other expense (income), net	561	(630)	948	(737)
Earnings before income taxes	28,892	20,559	50,818	38,228
Provision for income taxes	11,775	7,977	20,520	14,926
Net earnings	$17,117	$12,582	$30,298	$23,302

Net earnings per share:
Basic	$1.07	$0.80	$1.89	$1.50

Diluted	$0.99	$0.75	$1.76	$1.39

Weighted average number of shares
Basic	15,990	15,641	16,022	15,576
Dilutive stock options[1]	1,254	1,234	1,184	1,232
Diluted	17,244	16,875	17,206	16,808

[1]	There were no anti-dilutive stock options excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	Jun. 28, 2008	Jun. 30, 2007

Cash flows from operating activities-
Net earnings	$30,298	$23,302

Adjustments to reconcile net earnings to cash
provided by operating activities:
Depreciation and amortization	6,862	2,747
Deferred taxes	2,551	32
Non-cash share-based compensation	5,480	3,261
Unrealized loss on derivative financial instruments	193	--
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(9,250)	1,489
Inventories, net	(2,329)	(2,771)
Prepaid expenses and other assets	17,275	1,529
Accounts payable	5,621	1,019
Accrued expenses and other liabilities	(13,665)	(8,201)

Net cash provided by operating activities	43,033	22,407

Cash flows from investing activities-

Net additions to property and equipment	(2,743)	(1,069)
Acquisition of Jade	--	(7,391)
Acquisition of Carter-Hoffmann	--	(15,928)
Acquisition of Star	(188,241)	--
Acquisition of Giga	(9,918)	--
Acquisition of Frifri	(3,050)	--

Net cash (used in) investing activities	(203,948)	(24,388)

Cash flows from financing activities-
Net proceeds under revolving credit facilities	172,249	10,900
Repayments under senior secured bank notes	--	(7,500)
Net proceeds (payments) under foreign bank loan	668	(904)
Debt issuance costs	(205)	--
Purchase of treasury stock	(12,359)	--
Net proceeds from stock issuances	51	1,687

Net cash provided by financing activities	160,404	4,183

Effect of exchange rates on cash
and cash equivalents	97	55

Changes in cash and cash equivalents-

Net (decrease) increase in cash and cash equivalents	(414)	2,257

Cash and cash equivalents at beginning of year	7,463	3,534

Cash and cash equivalents at end of quarter	$7,049	$5,791

Supplemental disclosure of cash flow information:
Interest paid	$5,821	$2,518
Income tax payments	$5,860	$13,449

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 28, 2008
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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 28, 2008 and December 29, 2007, and the results of operations for the three and six months ended June 28, 2008 and June 30, 2007 and cash flows for the six months ended June 28, 2008 and June 30, 2007.

Subsequent to the issuance of the company’s condensed consolidated financial statements for the fiscal period ended March 29, 2008, the company determined that purchase accounting methodology had been improperly applied as it related to the calculation of deferred tax assets and liabilities for certain acquisitions, including Nu-Vu Foodservice Systems, Jade Products Company, Carter-Hoffman, MP Equipment, and Wells Bloomfield. Specifically, in each of these acquisitions, the company allocated a portion of the purchase price to deferred tax assets to reflect the expected tax benefit to be realized from the future amortization of goodwill deductible for tax purposes. This restatement had no impact on the company’s condensed consolidated statements of earnings or cash flows for the three month period ended March 29, 2008.

B) Share-Based Compensation

The company estimates the fair value of market based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Share-based compensation expense was $3.1 million and $1.9 million for the second quarter of 2008 and 2007, respectively. Share-based compensation expense was $5.5 million and $3.3 million for the six month periods ended June 28, 2008 and June 30, 2007, respectively.

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

As of December 29, 2007, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $7.7 million plus approximately $1.0 million of accrued interest and $1.3 million of penalties. As of June 28, 2008, the corresponding balance of liability for unrecognized tax benefits was approximately $8.3 million plus approximately $1.3 million of accrued interest and $1.3 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense, which is consistent with reporting in prior periods.

During the second quarter of 2008 the U.S. Internal Revenue Service completed an audit of the the company’s 2005 and 2006 federal income tax returns.  Results of these audits have been considered in the company’s evaluation of the reserve requirements under FIN 48.  The company does not anticipate that total unrecognized tax benefits will significantly change due to any settlement of audits and the expiration of statute of limitations within the next twelve months.

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

United States - federal	2007
United States - states	2001 - 2007
China	2006 - 2007
Denmark	2006 - 2007
Mexico	2006 - 2007
Philippines	2004 - 2007
South Korea	2004 - 2007
Spain	2005 - 2007
Taiwan	2005 - 2007
United Kingdom	2006 - 2007

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

The company’s fiancial assets that are measured at fair value on a recurring basis are categorized using the fair value hierarchy at June 28, 2008 are as follows (in thousands):

	Fair Value	Fair Value	Fair Value
	Level 1	Level 2	Level 3	Total

Financial Assets:
None	--	--	--	--

Financial Liabilities:
Interest rate swaps	--	69	--	69

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the financial statements. Upon adoption, the company has elected to not apply SFAS No. 159 to measure selected financial instruments and certain other items; therefore, there was no impact to the financial statements upon adoption. Subsequent to the initial adoption of SFAS No. 159, the company has not made any elections during the three and six months ended June 28, 2008.

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

The final allocation of cash paid for the Jade acquisition is summarized as follows (in thousands):

	Apr. 1, 2007	Adjustments	Jun. 28, 2008
Current assets	$6,727	$(2,357)	$4,370
Property, plant and equipment	2,029	--	2,029
Goodwill	250	2,858	3,108
Other intangibles	1,590	--	1,590
Current liabilities	(3,205)	(50)	(3,255)

Total cash paid	$7,391	$451	$7,842

The goodwill and other intangibles of $1.4 million associated with the trade name, are subject to the non-amortization provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", from the date of acquisition. Other intangibles of $0.2 million allocated to customer relationships are to be amortized over a period of 10 years. Goodwill and other intangibles of Jade are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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

The preliminary allocation of cash paid for the Carter-Hoffmann acquisition is summarized as follows (in thousands):

	Jun. 29, 2007	Adjustments	Jun. 28, 2008
Current assets	$7,912	$(2,125)	$5,787
Property, plant and equipment	2,264	--	2,264
Goodwill	9,452	(1,421)	8,031
Other intangibles	--	3,910	3,910
Current liabilities	(3,646)	(50)	(3,696)
Other non-current liabilities	(54)	--	(54)

Total cash paid	$15,928	$314	$16,242

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

The preliminary allocation of cash paid for the MP Equipment acquisition is summarized as follows (in thousands):

	Jul. 2, 2007	Adjustments	Jun. 28, 2008
Current assets	$5,315	$--	$5,315
Property, plant and equipment	297	--	297
Goodwill	9,290	896	10,186
Other intangibles	6,420	(770)	5,650
Other assets	16	--	16
Current liabilities	(4,018)	(50)	(4,068)
Other non-current liabilities	(2,127)	--	(2,127)

Total cash paid	$15,193	$76	$15,269

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

The preliminary allocation of cash paid for the Wells Bloomfield acquisition is summarized as follows (in thousands):

	Aug. 3, 2007	Adjustments	Jun. 28, 2008
Cash	$2	$--	$2
Current assets	15,133	(303)	14,830
Property, plant and equipment	3,961	(5)	3,956
Goodwill	5,835	2,202	8,037
Other intangibles	8,130	(200)	7,930
Other assets	21	--	21
Current liabilities	(4,277)	(1,588)	(5,865)

Total cash paid	$28,805	$106	$28,911

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

Star

On December 31, 2007, the company acquired the stock of New Star International Holdings, Inc. and subsidiaries (“Star”), a leading manufacturer of commercial cooking equipment for an aggregate purchase price of $188.4 million in cash plus transaction expenses. During the three month period ended June 28, 2008, the company finalized the working capital provision resulting in an additional payment of $173,000.

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

The preliminary allocation of cash paid for the Star acquisition is summarized as follows (in thousands):

	Dec. 31, 2007	Adjustments	Jun. 28, 2008
Cash	$376	$--	$376
Current assets	27,783	--	27,783
Property, plant and equipment	8,225	--	8,225
Goodwill	101,365	337	101,702
Other intangibles	75,150	--	75,150
Other assets	71	--	71
Current liabilities	(10,205)	(164)	(10,369)
Deferred tax liabilities	(8,837)	--	(8,837)
Other non-current liabilities	(4.295)	--	(4,295)

Total cash paid	$189,633	$173	$189,806

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

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition of Star, been effective on December 31, 2006 or of future operations of the company.  Also, the pro forma financial information does not reflect the costs which the company has or may incur to integrate Star.

Giga

On April 22, 2008, the company acquired the stock of Giga Grandi Cucine S.r.l. (“Giga”), a leading European manufacturer of ranges, ovens and steam cooking equipment for a purchase price of $9.7 million in cash plus transaction costs. The company also assumed $5.1 million of debt included as part of the net assets of Giga. An additional deferred payment of $5.4 million is also due the seller ratably over a three year period. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreement.

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

The preliminary allocation of cash paid for the Giga acquisition is summarized as follows (in thousands):

Apr. 22, 2008
Cash	$222
Current assets	14,645
Property, plant and equipment	628
Goodwill	10,135
Other intangibles	3,330
Other assets	473
Current maturities of long-term debt	(5,105)
Current liabilities	(8,757)
Other non-current liabilities	(5,431)

Total cash paid	$10,140

The goodwill and $2.4 million of other intangibles associated with the trade name are subject to the non-amortization provisions of SFAS No. 142. Other intangibles also includes $0.1 million allocated to backlog and $0.8 million allocated to customer relationships, which are to be amortized over periods of 3 months and 4 to 10 years, respectively. Goodwill and other intangibles of Giga are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

Frifri

On April 23, 2008, the company acquired the assets of FriFri aro SA (“FriFri”), a leading European supplier of frying systems for an aggregate purchase price of $3.4 million plus transaction costs. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreement.

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

The preliminary allocation of cash paid for the Frifri acquisition is summarized as follows (in thousands):

Apr. 23, 2008
Cash	$469
Current assets	4,263
Property, plant and equipment	460
Goodwill	1,155
Current liabilities	(2,828)

Total cash paid	$3,519

The goodwill associated with the trade name are subject to the non-amortization provisions of SFAS No. 142. Goodwill of Frifri is allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. The company does not anticipate that the adoption of SFAS No. 162 will have a material impact on its financial statements.

6)	Other Comprehensive Income

The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with SFAS No. 130, "Reporting Comprehensive Income."

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jun. 28, 2008	Jun. 30, 2007	Jun. 28, 2008	Jun. 30, 2007

Net earnings	$17,117	$12,582	$30,298	$23,302
Currency translation adjustment	74	244	919	276
Unrealized loss (gain) on
interest rate swaps, net of tax	764	37	220	(99)

Comprehensive income	$17,955	$12,863	$31,437	$23, 479

Accumulated other comprehensive income is comprised of minimum pension liability of $(0.9) million, net of taxes of $(0.6) million as of June 28, 2008 and December 29, 2007, foreign currency translation adjustments of $2.7 million as of June 28, 2008 and $1.7 million as of December 29, 2007, and an unrealized gain on interest rate swaps of $0.2 million, net of taxes of $0.4 million, as of June 28, 2008.

8)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $15.9 million at June 28, 2008 and $16.4 million at December 29, 2007 and represented approximately 17% and 25% of the total inventory in each respective period. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at June 28, 2008 and December 29, 2007 are as follows:

	Jun. 28, 2008	Dec. 29, 2007
	(in thousands)
Raw materials and parts	$26,281	$25,047
Work-in-process	20,801	11,033
Finished goods	45,603	30,669
	92,685	66,749
LIFO adjustment	(1,111)	(311)

	$91,574	$66,438

8)	Accrued Expenses

Accrued expenses consist of the following:

	Jun. 28, 2008	Dec, 29, 2007
	(in thousands)

Accrued payroll and related expenses	$18,072	$21,448
Accrued warranty	13,637	12,276
Accrued customer rebates	10,137	16,326
Accrued product liability and workers comp	8,921	6,978
Advance customer deposits	7,696	7,971
Accrued commission	4,953	4,265
Other accrued expenses	29,356	26,317

	$92,772	$95,581

9)	Warranty Costs

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

A rollforward of the warranty reserve is as follows:

Six Months Ended
Jun.28, 2008
(in thousands)

Beginning balance	$12,276
Warranty reserve related to acquisitions	1,453
Warranty expense	7,665
Warranty claims	(7,757)
Ending balance	$13,637

10)	Financing Arrangements

	Jun.28, 2008	Dec. 29, 2007
	(in thousands)

Senior secured revolving credit line	$263,600	$91,350
Foreign loan	10,973	4,847
Total debt	$274,573	$96,197

Less: Current maturities of long-term debt	8,705	2,683

Long-term debt	$265,868	$93,514

During the fourth quarter of 2007 the company entered into a new senior secured credit facility. Terms of the senior credit agreement provide for $450.0 million of availability under a revolving credit line. As of June 28, 2008, the company had $263.6 million of borrowings outstanding under this facility. The company also has $5.7 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate at 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At June 28, 2008 the average interest rate on the senior debt amounted to 3.87%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of June 28, 2008.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On June 28, 2008 these facilities amounted to $5.5 million in US dollars, including $3.1 million outstanding under a revolving credit facility and $2.4 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 6.3% on June 28, 2008. The term loan matures in 2013 and the interest rate is assessed at 6.4%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings in denominated in Euro.  On June 28, 2008 these facilities amounted to $5.8 million in US dollars.  The borrowings under these facilities are collateralized by the receivables of the company.  The interest rate on the credit facilites is tied to six month Euro LIBOR. The facilities mature in April of 2015.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of June 28, 2008 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

$ 10,000,000	5.030%	3/3/2006	12/21/2009
$ 10,000,000	2.520%	2/19/2008	2/19/2009
$ 20,000,000	2.635%	2/6/2008	2/6/2009
$ 25,000,000	3.350%	1/14/2008	1/14/2010
$ 10,000,000	2.920%	2/1/2008	2/1/2010
$ 10,000,000	2.785%	2/6/2008	2/6/2010
$ 10,000,000	3.033%	2/6/2008	2/6/2011
$ 10,000,000	2.820%	2/1/2008	2/1/2009
$ 10,000,000	3.590%	6/10/2008	6/10/2011
$ 20,000,000	3.350%	6/10/2008	6/10/2010

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company. At June 28, 2008, the company was in compliance with all covenants pursuant to its borrowing agreements.

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

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of June 28, 2008 the company had no forward contracts outstanding.

Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for a fixed rates The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of June 28, 2008, the fair value of these instruments was less than $0.1 million. The change in fair value of these swap agreements in the six months of 2008 was a gain of $0.8 million, net of taxes.

	Fixed				Changes
Notional	Interest	Effective	Maturity	Fair Value	In Fair Value
Amount	Rate	Date	Date	Jun. 28, 2008	(net of taxes)

$ 10,000,000	5.030%	03/03/2006	12/21/2009	$(264,000)	$119,000	[1]
$ 10,000,000	2.520%	2/19/2008	2/19/2009	$12,000	$24,000
$ 20,000,000	2.635%	2/6/2008	2/6/2009	$4,000	$42,000
$ 25,000,000	3.350%	1/14/2008	1/14/2010	$(80,000)	$230,000
$ 10,000,000	2.920%	2/1/2008	2/1/2010	$40,000	$88,000
$ 10,000,000	2.785%	2/6/2008	2/6/2010	$5,000	$32,000
$ 10,000,000	3.033%	2/6/2008	2/6/2011	$63,000	$86,000
$ 10,000,000	2.820%	2/1/2008	2/1/2009	$150,000	$150,000
$ 10,000,000	3.590%	6/10/2008	6/10/2011	$35,000	$21,000
$ 20,000,000	3.350%	6/10/2008	6/10/2010	$(9,000)	$(5,000)

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

The Commercial Foodservice Equipment business group manufactures cooking equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in California, Illinois, Michigan, Missouri, Nevada, New Hampshire, North Carolina, Tennessee, Vermont, Denmark, Italy, the Philippines and Switzerland. The Commercial Foodservice Equipment group manufactures conveyor ovens, convection ovens, fryers, ranges, toasters, combi ovens, steamers, broilers, deck ovens, baking ovens, proofers, beverage systems and beverage dispensing equipment, counter-top cooking and warming equipment. This business segment’s principal product lines include Middleby Marshall® and CTX® conveyor oven equipment, Blodgett® convection ovens, conveyor ovens, deck oven equipment, Blodgett Combi® cooking equipment, Blodgett Range® ranges, Nu-Vu® baking ovens and proofers, Pitco Frialator® fryer equipment, Southbend® ranges, convection ovens and heavy-duty cooking equipment, Toastmaster® toasters and counterline cooking and warming equipment, Jade Range® ranges and ovens, Carter Hoffmann® warming, holding and transporting equipment, Bloomfield® beverage systems and beverage dispensing equipment, Wells® convection ovens, counterline cooking equipment and ventless cooking systems, Star® light duty cooking equipment, Holman® toasting equipment, Lang® ovens and ranges, Houno® combi-ovens and baking ovens, Giga® ranges, ovens and steam equipment, Frifri® frying systems and MagiKitch'n® charbroilers and catering equipment.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jun. 28, 2008		Jun. 30, 2007		Jun. 28, 2008		Jun. 30, 2007
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Divisions:
Commercial Foodservice	$146,869	84.6	$93,108	82.2	$280,885	84.0	$183,647	83.9
Food Processing	20,468	11.8	13,353	11.8	40,356	12.1	25,549	11.7
International Distribution(1)	15,425	8.9	14,521	12.8	31,218	9.3	28,097	12.8

Intercompany sales (2)	(9,249)	(5.3)	(7,734)	(6.8)	(18,063)	(5.4)	(18,350)	(8.4)
Total	$173,513	100.0%	$113,248	100.0%	$334,396	100.0%	$218,943	100.0%

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Represents the elimination of sales from the Commercial Foodservice Equipment Group to the International Distribution Division

The following table summarizes the results of operations for the company's business segments(1)(in thousands):

	Commercial	Food	International	Corporate
	Foodservice	Processing	Distribution	and Other(2)	Eliminations(3)	Total

Three months ended June 28, 2008
Net sales	$146,869	$20,468	$15,425	$--	$(9,249)	$173,513
Operating income	37,657	3,297	1,092	(9,707)	153	32,492
Depreciation expense	1,376	103	47	35	--	1,561
Net capital expenditures	545	25	49	--	--	619

Six months ended June 28, 2008
Net sales	$280,885	$40,356	$31,218	$--	$(18,063)	$334,396
Operating income	68,204	6,086	2,166	(18,149)	201	58,508
Depreciation expense	2,645	207	99	72	--	3,023
Net capital expenditures	2,444	76	201	22	--	2,743

Total assets	535,556	74,047	30,805	24,810	(8,475)	656,743
Long-lived assets(4)	370,046	37,618	724	16,228	--	424,616

Three months ended June 30, 2007
Net sales	$93,108	$13,353	$14,521	$--	$(7,734)	$113,248
Operating income	22,291	3,617	1,136	(6,199)	357	21,202
Depreciation expense	808	124	40	37	--	1,009
Net capital expenditures	408	6	44	13	--	471

Six months ended June 30, 2007
Net sales	$183,647	$25,549	$28,097	$--	$(18,350)	$218,943
Operating income	44,079	6,017	1,982	(12,481)	411	40,008
Depreciation expense	1,503	251	83	73	--	1,910
Net capital expenditures	928	12	55	74	--	1,069

Total assets	249,058	44,858	26,883	6,775	(8,352)	319,222
Long-lived assets(4)	147,766	30,491	433	5,990	--	184,680

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

(4)
Long-lived assets of the Commercial Foodservice Equipment Group includes assets located in the Philippines, which amounted to $1,874 and $1,969 in second quarter 2008 and 2007, respectively, assets located in Denmark which amounted to $3,131 and $781 in second quarter 2008 and 2007, respectively, assets located in Italy which amounted to $16,067 in second quarter of 2008 and assets located in Switzerland which amounted to $1,725 in second quarter 2008.

Net sales by major geographic region, including those sales from the Commercial Foodservice Equipment Group direct to international customers, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jun. 28, 2008	Jun. 30, 2007	Jun. 28, 2008	Jun. 30, 2007

United States and Canada	$138,619	$91,509	$271,572	$177,541

Asia	9,358	6,169	16,510	11,642

Europe and Middle East	20,489	12,495	36,810	23,272

Latin America	5,047	3,075	9,454	6,488

Net sales	$173,513	$113,248	$334,396	$218,943

13)	Employee Retirement Plans

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

14)

In July 1998, the company’s Board of Directors adopted a stock repurchase program that authorized the purchase of common shares in open market purchases. As of June 28, 2008, 1,167,868 shares had been purchased under the 1998 stock repurchase program. 210,000 shares were repurchased by the company during the three month period ended June 28, 2008.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jun. 28, 2008		Jun. 30, 2007		Jun. 28, 2008		Jun. 30, 2007
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Divisions:
Commercial Foodservice	$146,869	84.6	$93,108	82.2	$280,885	84.0	$183,647	83.9
Food Processing	20,468	11.8	13,353	11.8	40,356	12.1	25,549	11.7
International Distribution(1)	15,425	8.9	14,521	12.8	31,218	9.3	28,097	12.8

Intercompany sales (2)	(9,249)	(5.3)	(7,734)	(6.8)	(18,063)	(5.4)	(18,350)	(8.4)
Total	$173,513	100.0%	$113,248	100.0%	$334,396	100.0%	$218,943	100.0%

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Represents the elimination of sales from the Commercial Foodservice Equipment Group to the International Distribution Division.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended		Six Months Ended
	Jun. 28, 2008	Jun. 30, 2007	Jun. 28, 2008	Jun. 30, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.4	60.4	62.3	60.7
Gross profit	38.6	39.6	37.7	39.3
Selling, general and administrative expenses	19.9	20.9	20.2	21.0
Income from operations	18.7	18.7	17.5	18.3
Net interest expense and deferred financing amortization	1.8	1.1	2.0	1.1
Other (income) expense, net	0.2	(0.5)	0.3	(0.2)
Earnings before income taxes	16.7	18.1	15.2	17.4
Provision for income taxes	6.8	7.0	6.1	6.8
Net earnings	9.9%	11.1%	9.1%	10.6%

 Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007

NET SALES. Net sales for the second quarter of fiscal 2008 were $173.5 million as compared to $113.2 million in the second quarter of 2007.

Net sales at the Commercial Foodservice Equipment Group amounted to $146.9 million in the second quarter of 2008 as compared to $93.1 million in the prior year quarter.

Net sales from the acquisitions of Carter-Hoffmann, Wells Bloomfield, Star, Giga and Frifri, which were acquired on June 29, 2007, August 3, 2007, December 31, 2007, April 22, 2008 and April 23, 2008, respectively, accounted for an increase of $50.0 million during the second quarter of 2008. Excluding the impact of acquisitions, net sales of commercial foodservice equipment increased $3.4 million, despite difficult economic conditions reflecting the impact of new product introductions and increased business resulting from menu changes at certain restaurant chain customers.

Net sales for the Food Processing Equipment Group amounted to $20.5 million in the second quarter of 2008 as compared to $13.4 million in the prior year quarter. Net sales of MP Equipment, which was acquired on July 2, 2007, accounted for an increase of $10.2 million. Excluding the impact of acquisitions, net sales of food processing equipment decreased $2.9 million due to delayed customer purchases as a result of economic uncertainties and quarterly variations which occur as a result of the timing of large orders.

Net sales at the International Distribution Division increased by $0.9 million to $15.4 million or 6%, reflecting higher sales in Asia, Europe and Latin America. Increased international sales reflect increased business with restaurant chains and increased pricing competitiveness driven by the weakened US dollar.

GROSS PROFIT. Gross profit increased to $67.0 million in the second quarter of 2008 from $44.9 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate was 38.6% in the second quarter of 2008 as compared to 39.6% in the prior year quarter. The net decrease in the gross margin rate reflects:

•	Inventory step-up charge of $0.5 million related to the acquisitions of Giga and Frifri.

•	The adverse impact of steel costs which have risen significantly from the prior year quarter.

•	Lower margins at certain of the newly acquired operating companies which are in the process of being integrated within the company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $23.7 million in the second quarter of 2007 to $34.5 million in the second quarter of 2008. As a percentage of net sales, operating expenses decreased from 20.9% in the second quarter of 2007 to 19.9% in the second quarter of 2008. Selling expenses increased from $12.0 million in the second quarter of 2007 to $16.7 million in the second quarter of 2008, reflecting $4.9 million of incremental costs associated with the acquisitions of Carter-Hoffmann, completed June 29, 2007, MP Equipment, completed July 2, 2007, Wells Bloomfield, completed August 3, 2007, Star completed on December 31, 2007, Giga completed on April 22, 2008 and Frifri completed on April 23, 2008. General and administrative expenses increased from $11.7 million in the second quarter of 2007 to $17.8 million in the second quarter of 2008. General and administrative expenses reflect $4.1 million of costs associated with the acquired operations of Carter-Hoffmann, MP Equipment, Wells Bloomfield, Star, Giga and Frifri. Increased general and administrative costs also include increased non-cash stock compensation costs which increased by $1.2 million from the prior year second quarter.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $3.0 million in the second quarter of 2008 as compared to $1.3 million in the second quarter of 2007, due to increased borrowings resulting from recent acquisitions. Other expense was $0.6 million in the second quarter of 2008 as compared to other income of $0.6 million in the prior year second quarter. Other expense in the second quarter of 2008 included $0.4 million of foreign exchange losses.

INCOME TAXES. A tax provision of $11.8 million, at an effective rate of 41%, was recorded during the second quarter of 2008, as compared to a $8.0 million provision at a 39% effective rate in the prior year quarter.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

NET SALES. Net sales for the six-month period ended June 28, 2008 were $334.4 million as compared to $218.9 million in the six-month period ended June 30, 2007.

Net sales at the Commercial Foodservice Equipment Group amounted to $280.9 million in the six-month period ended June 28, 2008 as compared to $183.6 million in the six-month period ended June 30, 2007.

Net sales from the acquisitions of Carter-Hoffmann, Wells Bloomfield, Star, Giga and Frifri, which were acquired on June 29, 2007, August 3, 2007, December 31, 2007, April 22, 2008 and April 23, 2008, respectively, accounted for an increase of $90.4 million during the first six months of 2008. Excluding the impact of acquisitions, net sales of commercial foodservice equipment increased $6.9 million for the six-month period ended June 28, 2008 compared to the six-month period ended June 30, 2007.

Net sales for the Food Processing Equipment Group increased by $14.8 million to $40.4 for the six-month period ended June 28, 2008 from $25.5 million in the six-month period ended June 30, 2007. Excluding the impact of acquisitions, net sales of food processing equipment decreased $5.1 million due to delayed customer purchases as a result of economic uncertainties and quarterly variations which occur as a result of the timing of large orders.

Net sales at the International Distribution Division increased from $28.1 million for the six-month period ended June 30, 2007 to $31.2 million for the six-month period ended June 28, 2008, reflecting higher sales in Latin America and Asia, which more than offset a decline in sales in Europe, which had strong sales in the prior year due to an oven rollout with a major restaurant chain customer. International sales benefited from expansion of the U.S. chains overseas and increased business with local and regional restaurant chains in developing markets.

GROSS PROFIT. Gross profit increased to $125.9 million for the six-month period ended June 28, 2008 from $86.0 million in the six-month period ended June 30, 2007, reflecting the impact of higher sales volumes. The gross margin rate was 37.7% for the six-month period ended June 28, 2008 compared to 39.3% for the six-month period ended June 30, 2007. The net decrease in the gross margin rate reflects:

•	Inventory step-up charges of $2.0 million related to the acquisition of Star, Giga and Frifri.

•	The adverse impact of steel costs which have risen significantly from the prior year.

•	Lower margins at certain of the newly acquired operating companies which are in the process of being integrated within the company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $46.0 million in the six-month period ended June 30, 2007 to $67.4 million in the six-month period ended June 28, 2008. As a percentage of net sales, operating expenses decreased from 21.0% in the six-month period ended June 30, 2007, to 20.2% in the six-month period ended June 28, 2008, reflecting greater leverage on higher sales volumes. Selling expenses increased from $23.1 million in the six-month period ended June 30, 2007, to $32.9 million in the six-month period ended June 28, 2008, reflecting $9.3 million of increased costs associated with the acquired operations of Carter-Hoffmann, MP Equipment, Wells Bloomfield, Star, Giga and Frifri. General and administrative expenses increased from $22.9 million in the six-month period ended June 30, 2007, to $34.5 million in the six-month period ended June 28, 2008, which includes increased costs of $8.2 million associated with the acquired operations of Carter-Hoffmann, MP Equipment, Wells Bloomfield, Star, Giga and Frifri. Increased general and administrative costs also include increased non-cash stock compensation costs which increased by $2.2 million from the prior year six month period.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $6.7 million for the six-month period ended June 28, 2008 from $2.5 million in the prior year period, as a result of higher debt balances. Other expense was $0.9 million for the six-month period ended June 28, 2008, which primarily consisted of foreign exchange losses, compared to other income of $0.7 million for the six-month period ended June 30, 2007.

INCOME TAXES. A tax provision of $20.5 million, at an effective rate of 40%, was recorded for the first six months of 2008 as compared to a $14.9 million provision at a 39% effective rate in the prior year period.

Financial Condition and Liquidity

During the six months ended June 28, 2008, cash and cash equivalents decreased by $0.4 million to $7.1 million at June 28, 2008 from $7.5 million at December 29, 2007. Net borrowings increased from $96.2 million at December 29, 2007 to $274.6 million at June 28, 2008.

OPERATING ACTIVITIES. Net cash provided by operating activities was $43.0 million for the six-month period ended June 28, 2008 compared to $22.4 million for the six-month period ended June 30, 2007.

During the six months ended June 28, 2008, working capital levels changed due to normal business fluctuations, including the impact of increased seasonal working capital needs. The changes in working capital included a $9.3 million increase in accounts receivable, a $2.3 million increase in inventory and other assets and a $5.6 million increase in accounts payable. Prepaid and other assets decreased $17.3 million primarily due to the utilization and refund of prepaid tax balances during the first half of 2008. Accrued expenses and other non-current liabilities also decreased by $13.7 million, reflecting second quarter payout of customer rebates and incentive compensation in the first half of 2008 related to prior year programs.

INVESTING ACTIVITIES. During the six months ended June 28, 2008, net cash used in investing activities amounted to $191.4 million. This includes cash utilized to complete the acquisitions of Star, Giga and Frifri for $188.2 million, $4.9 million and $3.1 million respectively, $1.2 million to purchase a manufacturing facility for Carter Hoffmann and $1.5 million of capital expenditures associated with additions and upgrades of production equipment.

FINANCING ACTIVITIES. Net cash flows provided by financing activities were $160.4 million during the six months ended June 28, 2008. The net increase in debt includes $172.3 million in borrowings under the company’s $450 million revolving credit facility utilized to fund the company’s investing activities and the repurchase of $12.4 million of Middleby common shares.

At June 28, 2008, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. The company does not anticipate that the adoption of SFAS No. 162 will have a material impact on its financial statements.

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

Contractual Obligations

The company's contractual cash payment obligations as of June 28, 2008 are set forth below (in thousands):

					Total
	Deferred			Idle	Contractual
	Acquisition	Long-term	Operating	Facility	Cash
	Costs	Debt	Leases	Leases	Obligations

Less than 1 year	$--	$8,705	$2,633	$376	$11,714
1-3 years	7,439	482	3,104	808	11,833
3-5 years	--	265,386	714	869	266,969
After 5 years	--	--	39	912	951

	$7,439	$274,573	$6,490	$2,965	$291,467

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

The company has $5.7 million in outstanding letters of credit, which expire on June 28, 2009 to secure potential obligations under insurance programs.

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

The company has an obligation to make $2.0 million of purchase price payments to the sellers of MP Equipment that were deferred in conjunction with the acquisition. Additionally, the company has an obligation to make $5.4 million of purchase price payments to the sellers of Giga Grandi Cucine that were deferred in conjunction with the acquisition.

The company has no activities, obligations or exposures associated with off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market  Risk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations.

	Fixed	Variable
	Rate	Rate
Twelve Month Period Ending	Debt	Debt
	(in thousands)

June 28, 2009	$--	$8,705
June 28, 2010	--	241
June 28, 2011	--	241
June 28, 2012	--	241
June 28, 2013	--	265,145

	$--	$274,573

During the fourth quarter of 2007 the company entered into a new senior secured credit facility. Terms of the senior credit agreement provide for $450.0 million of availability under a revolving credit line. As of June 28, 2008, the company had $263.6 million of borrowings outstanding under this facility. The company also has $5.7 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate at 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At June 28, 2008 the average interest rate on the senior debt amounted to 3.87%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of June 28, 2008.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On June 28, 2008 these facilities amounted to $5.0 million in US dollars, including $3.1 million outstanding under a revolving credit facility and $2.4 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 6.3% on June 28, 2008. The term loan matures in 2013 and the interest rate is assessed at 6.4%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings in denominated in Euro.  On June 28, 2008 these facilities amounted to $5.8 million in US dollars.  The borrowings under these facilities are collateralized by the receivables of the company.  The interest rate on the credit facilites is tied to six month Euro LIBOR. The facilities mature in April of 2015.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of June 28, 2008 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

$ 10,000,000	5.030%	3/3/2006	12/21/2009
$ 10,000,000	2.520%	2/19/2008	2/19/2009
$ 20,000,000	2.635%	2/6/2008	2/6/2009
$ 25,000,000	3.350%	1/14/2008	1/14/2010
$ 10,000,000	2.920%	2/1/2008	2/1/2010
$ 10,000,000	2.785%	2/6/2008	2/6/2010
$ 10,000,000	3.033%	2/6/2008	2/6/2011
$ 10,000,000	2.820%	2/1/2008	2/1/2009
$ 10,000,000	3.590%	6/10/2008	6/10/2011
$ 20,000,000	3.350%	6/10/2008	6/10/2010

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness and fixed charge coverage. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company. At June 28, 2008, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for a fixed rates The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of June 28, 2008, the fair value of these instruments was less than $0.1 million. The change in fair value of these swap agreements in the first six months of 2008 was a gain of $0.8 million, net of taxes.

A summary of the company’s interest rate swaps is as follows:

	Fixed				Changes
Notional	Interest	Effective	Maturity	Fair Value	In Fair Value
Amount	Rate	Date	Date	Jun. 28, 2008	(net of taxes)

$ 10,000,000	5.030%	03/032006	12/21/2009	$(264,000)	$119,000[1]
$ 10,000,000	2.520%	2/13/2008	2/19/2009	$12,000	$24,000
$ 20,000,000	2.635%	2/6/2008	2/6/2009	$4,000	$42,000
$ 25,000,000	3.350%	1/14/2008	1/14/2010	$(80,000)	$230,000
$ 10,000,000	2.920%	2/1/2008	2/1/2010	$40,000	$88,000
$ 10,000,000	2.785%	2/6/2008	2/6/2010	$5,000	$32,000
$ 10,000,000	3.033%	2/6/2008	2/6/2011	$63,000	$86,000
$ 10,000,000	2.820%	2/1/2008	2/1/2009	$150,000	$150,000
$ 10,000,000	3.590%	6/10/2008	6/10/2011	$35,000	$21,000
$ 20,000,000	3.350%	6/10/2008	6/10/2010	$(9,000)	$(5,000)

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

Foreign Exchange Derivative Financial Instruments

The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. There was no forward contracts outstanding at the end of the quarter.

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

As of June 28, 2008, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended June 28, 2008, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended June 28, 2008, except as follows:

Item 1A. Risk Factors

There have been no material changes in the risk factors as set forth in the company's 2007 Annual Report on Form 10-K/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
March 30, 2008 to April 26, 2008	--	--	__	842,132
April 27, 2008 to May 24, 2008	--	--	--	842,132
May 25, 2008 to June 28, 2008	210,000	--	210,000	632,132
Quarter ended June 28, 2008	210,000	--	210,000	632,132

In July 1998, the company's Board of Directors adopted a stock repurchase program that authorized the purchase of common shares in open market purchases. As of June 28, 2008, 1,167,868 shares had been purchased under the 1998 stock repurchase program. 210,000 shares were repurchased by the company during the three month period ended June 28, 2008.

Item 6. Exhibits

Exhibits - The following exhibits are filed herewith:

Exhibit 31.1 -	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the arbanes-Oxley Act of 2002.

Exhibit 31.2 -	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 -	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 -	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION (Registrant)

Date August 7, 2008	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President, Chief Financial Officer