Form 10-Q
period 2008-09-27
MIDDLEBY CORP
filed 2008-11-06
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended September 27, 2008

or

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
Large accelerated filer ☒	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2008, there were 16,993,843 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 27, 2008

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)
(Unaudited)

	Sep. 27, 2008	Dec. 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$7,027	$7,463
Accounts receivable, net of reserve for doubtful accounts of $7,684 and $5,818	91,633	73,090
Inventories, net	94,360	66,438
Prepaid expenses and other	9,697	10,341
Prepaid taxes	7,627	17,986
Current deferred taxes	14,788	11,095
Total current assets	225,132	186,413

Property, plant and equipment, net of accumulated depreciation of $43,046 and $41,114	44,562	36,774
Goodwill	248,779	134,800
Other intangibles	125,726	52,581
Other assets	3,836	3,079
Total assets	$648,035	$413,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$7,803	$2,683
Accounts payable	34,377	26,576
Accrued expenses	98,535	95,581
Total current liabilities	140,715	124,840
Long-term debt	249,850	93,514
Long-term deferred tax liability	20,856	2,568
Other non-current liabilities	18,847	9,813
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 47,500,000 shares authorized; 21,068,556 and 20,732,836 shares issued in 2008 and 2007, respectively	120	120
Paid-in capital	106,739	104,782
Treasury stock at cost; 4,074,713 and 3,855,044 shares in 2008 and 2007, respectively	(102,000)	(89,641)
Retained earnings	213,484	166,896
Accumulated other comprehensive income	(576)	755
Total stockholders' equity	217,767	182,912
Total liabilities and stockholders' equity	$648,035	$413,647

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep. 27, 2008	Sep. 29, 2007	Sep. 27, 2008	Sep. 29, 2007

Net sales	$166,472	$135,996	$500,868	$354,939
Cost of sales	101,735	84,600	310,221	217,552
Gross profit	64,737	51,396	190,647	137,387
Selling expenses	16,822	13,507	49,743	36,575
General and administrative expenses	16,962	12,465	51,443	35,380
Income from operations	30,953	25,424	89,461	65,432
Net interest expense and deferred financing amortization	3,168	1,621	9,910	4,138
Other expense (income), net	850	(316)	1,798	(1,053)
Earnings before income taxes	26,935	24,119	77,753	62,347
Provision for income taxes	10,645	10,063	31,165	24,989
Net earnings	$16,290	$14,056	$46,588	$37,358

Net earnings per share:
Basic	$1.02	$0.89	$2.91	$2.39
Diluted	$0.96	$0.83	$2.72	$2.22

Weighted average number of shares
Basic	15,911	15,743	15,985	15,632
Dilutive stock options[1]	1,106	1,191	1,158	1,225
Diluted	17,017	16,934	17,143	16,857

[1]	There were no anti-dilutive stock options excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	Sep. 27, 2008	Sep. 29, 2007
Cash flows from operating activities-
Net earnings	$46,588	$37,358

Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	10,256	4,850
Deferred taxes	2,593	1,417
Non-cash share-based compensation	8,421	5,540
Unrealized loss on derivative financial instruments	169	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	100	(5,674)
Inventories, net	(7,022)	(2,992)
Prepaid expenses and other assets	13,243	(4,576)
Accounts payable	(2,108)	6,866
Accrued expenses and other liabilities	(8,248)	3,195

Net cash provided by operating activities	63,992	45,984

Cash flows from investing activities-
Net additions to property and equipment	(3,408)	(1,689)
Acquisition of Houno	—	(179)
Acquisition of Jade	—	(7,779)
Acquisition of Carter-Hoffmann	(167)	(16,152)
Acquisition of MP Equipment	(3,000)	(15,193)
Acquisition of Wells Bloomfield	(317)	(28,803)
Acquisition of Star	(188,241)	—
Acquisition of Giga	(9,918)	—
Acquisition of Frifri	(3,050)	—

Net cash (used in) investing activities	(208,101)	(69,795)

Cash flows from financing activities-
Net proceeds under revolving credit facilities	156,450	36,750
Repayments under senior secured bank notes	—	(11,250)
Net proceeds (payments) under foreign bank loan	525	(822)
Debt issuance costs	(1,002)	—
Purchase of treasury stock	(12,359)	—
Net proceeds from stock issuances	270	3,121

Net cash provided by financing activities	143,884	27,799

Effect of exchange rates on cash and cash equivalents	(211)	94

Changes in cash and cash equivalents-

Net (decrease) increase in cash and cash equivalents	(436)	4,082

Cash and cash equivalents at beginning of year	7,463	3,534

Cash and cash equivalents at end of quarter	$7,027	$7,616

Supplemental disclosure of cash flow information:
Interest paid	$8,524	$3,844
Income tax payments	$19,582	$24,815

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2008
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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 27, 2008 and December 29, 2007, and the results of operations for the three and nine months ended September 27, 2008 and September 29, 2007 and cash flows for the nine months ended September 27, 2008 and September 29, 2007.

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

B) Non- Cash Share-Based Compensation

The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $2.9 million and $2.2 million for the third quarter of 2008 and 2007, respectively. Non-cash share-based compensation expense was $8.4 million and $5.5 million for the nine-month periods ended September 27, 2008 and September 29, 2007, respectively.

C) Income Tax Contingencies

In July 2006, the Financial Accounting Standards Board, (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”).   This interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information. A tax benefit from an uncertain position was previously recognized if it was probable of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within 12 months of the reporting date. FIN 48 was effective as of the beginning of the first fiscal year beginning after December 15, 2006. The company adopted the provisions of FIN 48 on the first day of fiscal 2007 as required.

As of December 29, 2007, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $7.7 million plus approximately $1.0 million of accrued interest and $1.3 million of penalties. As of September 27, 2008, the corresponding balance of liability for unrecognized tax benefits was approximately $9.6 million plus approximately $1.6 million of accrued interest and $1.3 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense, which is consistent with reporting in prior periods.

During the second quarter of 2008 the U.S. Internal Revenue Service completed an audit of the company’s 2005 and 2006 federal income tax returns.  Results of these audits have been considered in the company’s evaluation of the reserve requirements under FIN 48.  The company does not anticipate that total unrecognized tax benefits will significantly change due to any settlement of audits and the expiration of statute of limitations within the next twelve months.

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

United States – federal	2007
United States – states	2002 - 2007
China	2006 - 2007
Denmark	2006 - 2007
Mexico	2006 - 2007
Philippines	2004 - 2007
South Korea	2004 - 2007
Spain	2005 - 2007
Taiwan	2005 - 2007
United Kingdom	2006 - 2007

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
Level 3 – Unobservable inputs based on our own assumptions.

The company’s financial assets that are measured at fair value on a recurring basis are categorized using the fair value hierarchy at September 27, 2008 are as follows (in thousands):

	Fair Value	Fair Value	Fair Value
	Level 1	Level 2	Level 3	Total
Financial Assets:
None	—	—	—	—

Financial Liabilities:
Interest rate swaps	—	12	—	12

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. Upon adoption, the company has elected to not apply SFAS No. 159 to measure selected financial instruments and certain other items; therefore, there was no impact to the financial statements upon adoption. Subsequent to the initial adoption of SFAS No. 159, the company has not made any elections during the three and nine months ended September 27, 2008.

2)	Acquisitions and Purchase Accounting

Jade

On April 1, 2007, the company completed its acquisition of the assets and operations of Jade Products Company (“Jade”), a leading manufacturer of commercial and residential cooking equipment from Maytag Corporation ("Maytag") for an aggregate purchase price of $7.4 million in cash plus transaction costs.

The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the financial statements.

The final allocation of cash paid for the Jade acquisition is summarized as follows (in thousands):

	Apr. 1, 2007	Adjustments	Sep. 27, 2008
Current assets	$6,727	$(2,357)	$4,370
Property, plant and equipment	2,029	—	2,029
Goodwill	250	2,858	3,108
Other intangibles	1,590	—	1,590
Current liabilities	(3,205)	(50)	(3,255)

Total cash paid	$7,391	$451	$7,842

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

Carter-Hoffmann

On June 29, 2007, the company completed its acquisition of the assets and operations of Carter-Hoffmann (“Carter-Hoffmann”), a leading manufacturer of commercial cooking and warming equipment, from Carrier Commercial Refrigeration Inc., a subsidiary of Carrier Corporation, which is a unit of United Technologies Corporation, for an aggregate purchase price of $15.9 million in cash plus transaction costs.

The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the financial statements.

The final allocation of cash paid for the Carter-Hoffmann acquisition is summarized as follows (in thousands):

	Jun. 29, 2007	Adjustments	Sep. 27, 2008
Current assets	$7,912	$(2,125)	$5,787
Property, plant and equipment	2,264	—	2,264
Goodwill	9,452	(1,254)	8,198
Other intangibles	—	3,910	3,910
Current liabilities	(3,646)	(50)	(3,696)
Other non-current liabilities	(54)	—	(54)

Total cash paid	$15,928	$481	$16,409

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

MP Equipment

On July 2, 2007, the company completed its acquisition of the assets and operations of MP Equipment (“MP Equipment”), a leading manufacturer of food processing equipment for a purchase price of $15.0 million in cash plus transaction costs. During the quarter ended September 27, 2008, additional payments amounting to $3.0 million were made to the sellers pursuant to the agreement upon the business reaching certain profit targets.

The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the financial statements.

The final allocation of cash paid for the MP Equipment acquisition is summarized as follows (in thousands):

	Jul. 2, 2007	Adjustments	Sep. 27, 2008
Current assets	$5,315	$—	$5,315
Property, plant and equipment	297	(152)	145
Goodwill	9,290	2,044	11,334
Other intangibles	6,420	(770)	5,650
Other assets	16	—	16
Current liabilities	(4,018)	(46)	(4,064)
Other non-current liabilities	(2,127)	2,000	(127)

Total cash paid	$15,193	$3,076	$18,269

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

Wells Bloomfield

On August 3, 2007, the company completed its acquisition of the assets and operations of Wells Bloomfield (“Wells Bloomfield”), a leading manufacturer of commercial cooking and beverage equipment from Carrier Commercial Refrigeration Inc., a subsidiary of Carrier Corporation, which is a unit of United Technologies Corporation, for an aggregate purchase price of $28.4 million in cash plus transaction costs.

The company has accounted for this business combination using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the financial statements.

The final allocation of cash paid for the Wells Bloomfield acquisition is summarized as follows (in thousands):

	Aug. 3, 2007	Adjustments	Sep. 27, 2008
Cash	$2	$—	$2
Current assets	15,133	(838)	14,295
Property, plant and equipment	3,961	(87)	3,874
Goodwill	5,835	3,135	8,970
Other intangibles	8,130	(200)	7,930
Other assets	21	—	21
Current liabilities	(4,277)	(1,587)	(5,864)

Total cash paid	$28,805	$423	$29,228

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

Star

On December 31, 2007, the company acquired the stock of New Star International Holdings, Inc. and subsidiaries (“Star”), a leading manufacturer of commercial cooking equipment for an aggregate purchase price of $188.4 million in cash plus transaction costs.

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

The preliminary allocation of cash paid for the Star acquisition is summarized as follows (in thousands):

	Dec. 31, 2007	Adjustments	Sep. 27, 2008
Cash	$376	$—	$376
Current assets	27,783	—	27,783
Property, plant and equipment	8,225	—	8,225
Goodwill	101,365	350	101,715
Other intangibles	75,150	—	75,150
Other assets	71	—	71
Current liabilities	(10,205)	(164)	(10,369)
Deferred tax liabilities	(8,837)	—	(8,837)
Other non-current liabilities	(4.295)	—	(4,295)

Total cash paid	$189,633	$186	$189,819

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

Pro forma Financial Information

The following unaudited pro forma results of operations for the year ended December 29, 2007, assumes the Star acquisition was completed on December 31, 2006.  The pro forma results include adjustments to reflect additional interest expense to fund the acquisition, amortization of intangibles associated with the acquisition, and the effects of adjustments made to the carrying value of certain assets.

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

The preliminary allocation of cash paid for the Giga acquisition is summarized as follows (in thousands):

	Apr. 22, 2008	Adjustments	Sep. 27, 2008
Cash	$222	$—	$222
Current assets	14,645	—	14,645
Property, plant and equipment	628	—	628
Goodwill	10,135	25	10,160
Other intangibles	3,330	—	3,330
Other assets	473	—	473
Current maturities of long-term debt	(5,105)	—	(5,105)
Current liabilities	(8,757)	—	(8,757)
Other non-current liabilities	(5,431)	—	(5,431)

Total cash paid	$10,140	$25	$10,165

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

The preliminary allocation of cash paid for the Frifri acquisition is summarized as follows (in thousands):

	Apr. 23, 2008	Adjustments	Sep. 27, 2008
Cash	$469	$—	$469
Current assets	4,263	127	4,390
Property, plant and equipment	460	—	460
Goodwill	1,155	(147)	1,008
Current liabilities	(2,828)	29	(2,799)

Total cash paid	$3,519	$9	$3,528

The goodwill is subject to the non-amortization provisions of SFAS No. 142. Goodwill of Frifri is allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

TurboChef

On August 12, 2008, the company announced that it had agreed to acquire TurboChef Technologies, Inc. (“TurboChef”). At the effective time of the Merger (the “Effective Time”), each issued and outstanding share of TurboChef’s common stock will be automatically converted into the right to receive 0.0486 shares (the “Exchange Ratio”) of the common stock of Middleby (“Middleby Common Stock”) and $3.67 in cash (the “Cash Consideration”, and together with Middleby Common Stock, the “Merger Consideration”) for a total value of $6.47 based on Middleby’s closing stock price of $57.60 on August 11, 2008, the last trading date prior to the announcement of the contemplated transaction. Consummation of the Merger is subject to various conditions, including the approval of TurboChef’s stockholders and other customary closing conditions.

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

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sep. 27, 2008	Sep. 29, 2007	Sep. 27, 2008	Sep. 29, 2007

Net earnings	$16,290	$14,056	$46,588	$37,358
Currency translation adjustment	(2,556)	320	(1,571)	596
Unrealized gain on interest rate swaps, net of tax	20	(202)	240	(301)

Comprehensive income	$13,754	$14,174	$45,257	$37,653

Accumulated other comprehensive income is comprised of unrecognized pension benefit costs of $(0.9) million, net of taxes of $(0.6) million as of September 27, 2008 and December 29, 2007, foreign currency translation adjustments of $0.1 million as of September 27, 2008 and $1.7 million as of December 29, 2007, and an unrealized gain on interest rate swaps of $0.2 million, net of taxes of $0.4 million, as of September 27, 2008.

7)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $16.8 million at September 27, 2008 and $16.4 million at December 29, 2007 and represented approximately 17% and 25% of the total inventory in each respective period. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at September 27, 2008 and December 29, 2007 are as follows:

	Sep. 27, 2008	Dec. 29, 2007
	(in thousands)
Raw materials and parts	$36,473	$25,047
Work-in-process	21,782	11,033
Finished goods	37,485	30,669
	95,740	66,749
LIFO adjustment	(1,380)	(311)

	$94,360	$66,438

8)	Accrued Expenses

Accrued expenses consist of the following:

	Sep. 27, 2008	Dec, 29, 2007
	(in thousands)

Accrued payroll and related expenses	$20,874	$21,448
Accrued warranty	13,190	12,276
Accrued customer rebates	12,768	16,326
Accrued product liability and workers comp	10,121	6,978
Advance customer deposits	8,009	7,971
Accrued commission	5,214	4,265
Other accrued expenses	28,360	26,317

	$98,536	$95,581

9)	Warranty Costs

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

A rollforward of the warranty reserve is as follows:

Nine Months Ended
Sep. 27, 2008
(in thousands)

Beginning balance	$12,276
Warranty reserve related to acquisitions	1,442
Warranty expense	10,943
Warranty claims	(11,471)
Ending balance	$13,190

10)	Financing Arrangements

	Sep. 27, 2008	Dec. 29, 2007
	(in thousands)

Senior secured revolving credit line	$247,800	$91,350
Foreign loan	9,853	4,847
Total debt	$257,653	$96,197

Less: Current maturities of long-term debt	7,803	2,683

Long-term debt	$249,850	$93,514

During the third quarter of 2008 the company amended its senior secured credit facility. The original agreement provided for $450.0 million of availability under a revolving credit line. The amendment currently provides for $497.5 million of availability under a revolving credit line. As of September 27, 2008, the company had $247.8 million of borrowings outstanding under this facility. The company also has $5.6 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate at 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At September 27, 2008 the average interest rate on the senior debt amounted to 3.87%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of September 27, 2008.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On September 27, 2008 these facilities amounted to $4.7 million in US dollars, including $2.5 million outstanding under a revolving credit facility and $2.2 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 6.5% on September 27, 2008. The term loan matures in 2013 and the interest rate is assessed at 6.4%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings in denominated in Euro.  On September 27, 2008 these facilities amounted to $5.2 million in US dollars.  The borrowings under these facilities are collateralized by the receivables of the company.  The interest rate on the credit facilities is tied to six month Euro LIBOR. The facilities mature in April of 2015.

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and integration expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of September 27, 2008 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

$ 10,000,000	5.030%	3/3/2006	12/21/2009
$ 10,000,000	2.520%	2/19/2008	2/19/2009
$ 20,000,000	2.635%	2/6/2008	2/6/2009
$ 25,000,000	3.350%	1/14/2008	1/14/2010
$ 10,000,000	2.920%	2/1/2008	2/1/2010
$ 10,000,000	2.785%	2/6/2008	2/8/2010
$ 10,000,000	3.033%	2/6/2008	2/7/2011
$ 10,000,000	2.820%	2/1/2008	2/1/2009
$ 10,000,000	3.590%	6/10/2008	6/10/2011
$ 20,000,000	3.350%	6/10/2008	6/10/2010
$ 10,000,000	3.460%	9/8/2008	9/6/2011
$ 15,000,000	3.130%	9/8/2008	9/7/2010
$ 20,000,000	2.800%	9/8/2008	9/8/2009
$ 25,000,000	3.670%	9/26/2008	9/23/2011

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, ratios of indebtedness of 3.5 debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and fixed charge coverage of 1.25 EBITDA to fixed charges. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company. At September 27, 2008, the company was in compliance with all covenants pursuant to its borrowing agreements.

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

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of September 27, 2008, the company had no forward contracts outstanding.

Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for a fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of September 27, 2008, the fair value of these instruments was less than $0.1 million. The change in fair value of these swap agreements in the first nine months of 2008 was a gain of $0.8 million, net of taxes.

	Fixed				Changes
Notional	Interest	Effective	Maturity	Fair Value	In Fair Value
Amount	Rate	Date	Date	Sep. 27, 2008	(net of taxes)

$ 10,000,000	5.030%	3/03/2006	12/21/2009	$(234,000)	$137,000[1]
$ 10,000,000	2.520%	2/19/2008	2/19/2009	$32,000	$36,000
$ 20,000,000	2.635%	2/6/2008	2/6/2009	$49,000	$69,000
$ 25,000,000	3.350%	1/14/2008	1/14/2010	$(91,000)	$224,000
$ 10,000,000	2.920%	2/1/2008	2/1/2010	$30,000	$82,000
$ 10,000,000	2.785%	2/6/2008	2/8/2010	$22,000	$42,000
$ 10,000,000	3.033%	2/6/2008	2/7/2011	$49,000	$78,000
$ 10,000,000	2.820%	2/1/2008	2/1/2009	$92,000	$115,000
$ 10,000,000	3.590%	6/10/2008	6/10/2011	$(8,000)	$16,000
$ 20,000,000	3.350%	6/10/2008	6/10/2010	$(39,000)	$(28,000)
$ 10,000,000	3.460%	9/8/2008	9/6/2011	$41,000	$24,000
$ 15,000,000	3.130%	9/8/2008	9/7/2010	$42,000	$25,000
$ 20,000,000	2.800%	9/8/2008	9/8/2009	$52,000	$31,000
$ 25,000,000	3.670%	9/26/2008	9/23/2011	$(49,000)	$(30,000)

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

The Commercial Foodservice Equipment Group manufactures cooking equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in California, Illinois, Michigan, Missouri, Nevada, New Hampshire, North Carolina, Tennessee, Vermont, Denmark, Italy, the Philippines and Switzerland. The Commercial Foodservice Equipment Group manufactures conveyor ovens, convection ovens, fryers, ranges, toasters, combi ovens, steamers, broilers, deck ovens, baking ovens, proofers, beverage systems and beverage dispensing equipment, counter-top cooking and warming equipment. This business segment’s principal product lines include Middleby Marshall® and CTX® conveyor oven equipment, Blodgett® convection ovens, conveyor ovens, deck oven equipment, Blodgett Combi® cooking equipment, Blodgett Range® ranges, Nu-Vu® baking ovens and proofers, Pitco Frialator® fryer equipment, Southbend® ranges, convection ovens and heavy-duty cooking equipment, Toastmaster® toasters and counterline cooking and warming equipment, Jade Range® ranges and ovens, Carter Hoffmann® warming, holding and transporting equipment, Bloomfield® beverage systems and beverage dispensing equipment, Wells® convection ovens, counterline cooking equipment and ventless cooking systems, Star® light duty cooking equipment, Holman® toasting equipment, Lang® ovens and ranges, Houno® combi-ovens and baking ovens, Giga® ranges, ovens and steam equipment, Frifri® frying systems and MagiKitch'n® charbroilers and catering equipment.

The Food Processing Equipment Group manufactures cooking and packaging equipment for the food processing industry. This business segment has manufacturing facilities in Georgia and Wisconsin. Its principal products include Alkar® batch ovens, conveyorized ovens and continuous process ovens, RapidPak® food packaging machinery and MP Equipment® breading, battering, mixing, forming, and slicing equipment.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Sep. 27, 2008		Sep. 29, 2007		Sep. 27, 2008		Sep. 29, 2007
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Divisions:
Commercial Foodservice	$138,327	83.1	$109,667	80.6	$419,212	83.7	$290,597	81.9
Food Processing	21,079	12.7	20,780	15.3	61,435	12.3	46,329	13.0
International Distribution(1)	16,162	9.7	15,059	11.1	47,380	9.4	43,156	12.2

Intercompany sales (2)	(9,096)	(5.5)	(9,510)	(7.0)	(27,159)	(5.4)	(25,143)	(7.1)
Total	$166,472	100.0%	$135,996	100.0%	$500,868	100.0%	$354,939	100.0%

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Represents the elimination of sales from the Commercial Foodservice Equipment Group to the International Distribution Division

The following table summarizes the results of operations for the company's business segments(1)(in thousands):

	Commercial	Food	International	Corporate
	Foodservice	Processing	Distribution	and Other(2)	Eliminations(3)	Total
Three months ended September 27, 2008
Net sales	$138,327	$21,079	$16,162	$—	$(9,096)	$166,472
Operating income	34,068	4,189	1,341	(9,102)	457	30,953
Depreciation expense	1,281	98	53	39	—	1,471
Net capital expenditures	678	12	(40)	15	—	665

Nine months ended September 27, 2008
Net sales	$419,212	$61,435	$47,380	$—	$(27,159)	$500,868
Operating income	102,272	10,275	3,507	(27,251)	658	89,461
Depreciation expense	3,926	305	152	111	—	4,494
Net capital expenditures	3,122	88	161	37	—	3,408

Total assets	527,204	71,495	27,780	30,774	(9,218)	648,035
Long-lived assets(4)	367,426	43,656	649	11,172	—	422,903

Three months ended September 29, 2007
Net sales	$109,667	$20,780	$15,059	$—	$(9,510)	$135,996
Operating income	25,155	4,009	1,245	(5,267)	282	25,424
Depreciation expense	898	131	41	36	—	1,106
Net capital expenditures	508	53	52	7	—	620

Nine months ended September 29, 2007
Net sales	$290,597	$46,329	$43,156	$—	$(25,143)	$354.939
Operating income	69,234	10,026	3,227	(17,748)	693	65,432
Depreciation expense	2,401	381	125	109	—	3,016
Net capital expenditures	1,436	65	107	81	—	1,689

Total assets	280,999	73,931	28,741	11,741	(8,116)	387,296
Long-lived assets(4)	166,241	43,948	456	10,430	—	221,075

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

(4)
Long-lived assets of the Commercial Foodservice Equipment Group includes assets located in the Philippines, which amounted to $1,848 and $1,937 in third quarter 2008 and 2007, respectively, assets located in Denmark which amounted to $2,402 and $1,645 in third quarter 2008 and 2007, respectively, assets located in Italy which amounted to $14,906 in third quarter of 2008 and assets located in Switzerland which amounted to $1,229 in third quarter 2008.

Net sales by major geographic region, including those sales from the Commercial Foodservice Equipment Group direct to international customers, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sep. 27, 2008	Sep. 29, 2007	Sep. 27, 2008	Sep. 29, 2007
United States and Canada	$133,923	$109,291	$405,495	$286,832
Asia	9,242	10,003	25,752	21,645
Europe and Middle East	18,672	11,994	55,532	35,266
Latin America	4,635	4,708	14,089	11,196

Net sales	$166,472	$135,996	$500,868	$354,939

13)	Employee Retirement Plans

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

14)	Treasury Stock

In July 1998, the company’s Board of Directors adopted a stock repurchase program that authorized the purchase of common shares in open market purchases. As of September 27, 2008, 1,167,868 shares had been purchased under the 1998 stock repurchase program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Informational Notes

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; ability to protect trademarks, copyrights and other intellectual property; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s Securities and Exchange Commission filings, including the company’s 2007 Annual Report on Form 10-K/A and Item 1A of this Form 10-Q.

The economic outlook for 2009 is extremely uncertain at this time, with substantial turmoil in financial markets and unprecedented government intervention around the world. As a global business, the company's operating results are impacted by the health of the North American, European, Asian and Latin American economies. While the response by governments and central banks around the world may restore global liquidity, the depth and duration of economic decline and the timing and strength of the recovery are very uncertain.

On August 12, 2008, the company announced that it had agreed to acquire TurboChef Technologies, Inc. (“TurboChef”). At the effective time of the Merger (the "Effective Time"), each issued and outstanding share of TurboChef's common stock will be automatically converted into the right to receive 0.0486 shares (the "Exchange Ratio") of the common stock of Middleby ("Middleby Common Stock") and $3.67 in cash (the "Cash Consideration", and together with Middleby Common Stock, the "Merger Consideration") for a total value of $6.47 based on Middleby's closing stock price of $57.60 on August 11, 2008, the last trading date prior to the announcement of the contemplated transaction. Consummation of the Merger is subject to various conditions, including the approval of TurboChef's stockholders and other customary closing conditions.

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Sep. 27, 2008		Sep. 29, 2007		Sep. 27, 2008		Sep. 29, 2007
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Divisions:
Commercial Foodservice	$138,327	83.1	$109,667	80.6	$419,212	83.7	$290,597	81.9
Food Processing	21,079	12.7	20,780	15.3	61,435	12.3	46,329	13.0
International Distribution(1)	16,162	9.7	15,059	11.1	47,380	9.4	43,156	12.2

Intercompany sales (2)	(9,096)	(5.5)	(9,510)	(7.0)	(27,159)	(5.4)	(25,143)	(7.1)
Total	$166,472	100.0%	$135,996	100.0%	$500,868	100.0%	$354,939	100.0%

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Represents the elimination of sales from the Commercial Foodservice Equipment Group to the International Distribution Division.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended		Nine Months Ended
	Sep. 27, 2008	Sep. 29, 2007	Sep. 27, 2008	Sep. 29, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.1	62.2	61.9	61.3
Gross profit	38.9	37.8	38.1	38.7
Selling, general and administrative expenses	20.3	19.1	20.2	20.3
Income from operations	18.6	18.7	17.9	18.4
Net interest expense and deferred financing amortization	1.9	1.2	2.0	1.2
Other (income) expense, net	0.5	(0.2)	0.4	(0.3)
Earnings before income taxes	16.2	17.7	15.5	17.5
Provision for income taxes	6.4	7.4	6.2	7.0
Net earnings	9.8%	10.3%	9.3%	10.5%

 Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007

NET SALES. Net sales for the third quarter of fiscal 2008 were $166.5 million as compared to $136.0 million in the third quarter of 2007.

Net sales at the Commercial Foodservice Equipment Group amounted to $138.3 million in the third quarter of 2008 as compared to $109.7 million in the prior year quarter.

Net sales from the acquisitions of Star, Giga and Frifri, which were acquired on December 31, 2007, April 22, 2008 and April 23, 2008, respectively, accounted for an increase of $32.4 million during the third quarter of 2008. Excluding the impact of acquisitions, net sales of commercial foodservice equipment decreased $2.2 million due to a sudden drop in orders late in the third quarter that was caused by the disruption in the financial markets.

Net sales for the Food Processing Equipment Group amounted to $21.1 million in the third quarter of 2008 as compared to $20.8 million in the prior year quarter. Net sales of food processing equipment increased due to increased sales of new products.

Net sales at the International Distribution Division increased by $1.1 million to $16.2 million or 7%, reflecting higher sales in Asia, Europe and Latin America. Increased international sales reflect increased business with restaurant chains and increased pricing competitiveness driven by the weakened US dollar.
.
GROSS PROFIT. Gross profit increased to $64.7 million in the third quarter of 2008 from $51.4 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate was 38.9% in the third quarter of 2008 as compared to 37.8% in the prior year quarter. The net increase in the gross margin rate reflects:

•	Improved margins at certain of the newly acquired operating companies which are in continuing the process of being integrated within the company.

•	Higher margins associated with new product sales.

•	The adverse impact of steel costs which have risen significantly from the prior year quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $26.0 million in the third quarter of 2007 to $33.8 million in the third quarter of 2008. As a percentage of net sales, operating expenses decreased from 19.1% in the third quarter of 2007 to 20.3% in the third quarter of 2008. Selling expenses increased from $13.5 million in the third quarter of 2007 to $16.8 million in the third quarter of 2008, reflecting $3.1 million of incremental costs associated with the acquisitions of Star completed on December 31, 2007, Giga completed on April 22, 2008 and Frifri completed on April 23, 2008. General and administrative expenses increased from $12.5 million in the third quarter of 2007 to $17.0 million in the third quarter of 2008. General and administrative expenses reflect $2.2 million of costs associated with the acquired operations of Star, Giga and Frifri. Increased general and administrative costs also include increased non-cash stock compensation costs which increased by $0.7 million from the prior year third quarter.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $3.2 million in the third quarter of 2008 as compared to $1.6 million in the third quarter of 2007, due to increased borrowings resulting from recent acquisitions. Other expense was $0.8 million in the third quarter of 2008, which primarily consisted of foreign exchange losses, as compared to other income of $0.3 million in the prior year third quarter.

INCOME TAXES. A tax provision of $10.6 million, at an effective rate of 40%, was recorded during the third quarter of 2008, as compared to a $10.1 million provision at a 42% effective rate in the prior year quarter.

Nine Months Ended September 29, 2008 Compared to Nine Months Ended September 29, 2007

NET SALES. Net sales for the nine-month period ended September 27, 2008 were $500.9 million as compared to $354.9 million in the nine-month period ended September 29, 2007.

Net sales at the Commercial Foodservice Equipment Group amounted to $419.2 million in the nine-month period ended September 27, 2008 as compared to $290.5 million in the nine-month period ended September 29, 2007.

Net sales from the acquisitions of Jade, Carter-Hoffmann, Wells Bloomfield, Star, Giga and Frifri, which were acquired on April 1, 2007, June 29, 2007, August 3, 2007, December 31, 2007, April 22, 2008 and April 23, 2008, respectively, accounted for an increase of $130.1 million during the first nine months of 2008. Excluding the impact of acquisitions, net sales of commercial foodservice equipment decreased $2.5 million for the nine-month period ended September 27, 2008 compared to the nine-month period ended September 29, 2007.

Net sales for the Food Processing Equipment Group increased by $15.1 million to $61.4 million for the nine-month period ended September 27, 2008 from $46.3 million in the nine-month period ended September 29, 2007. Excluding the impact of acquisitions, net sales of food processing equipment decreased $6.6 million due to delayed customer purchases as a result of economic uncertainties and quarterly variations which occur as a result of the timing of large orders.

Net sales at the International Distribution Division increased from $43.2 for the nine-month period ended September 29, 2007 to $47.4 million for the nine-month period ended September 27, 2008, reflecting higher sales in Latin America and Asia, which more than offset a decline in sales in Europe, which had strong sales in the prior year due to an oven rollout with a major restaurant chain customer. International sales benefited from expansion of the U.S. chains overseas and increased business with local and regional restaurant chains in developing markets.

GROSS PROFIT. Gross profit increased to $190.6 million for the nine-month period ended September 27, 2008 from $137.4 million in the nine-month period, ended September 29, 2007, reflecting the impact of higher sales volumes. The gross margin rate was 38.1% for the nine-month period ended September 27, 2008 compared to 38.7% for the nine-month period ended September 29, 2007. The net decrease in the gross margin rate reflects:

•	Inventory step-up charges of $2.0 million related to the acquisitions of Star, Giga and Frifri.

•	The adverse impact of steel costs which have risen significantly from the prior year.

•	Lower margins at certain of the newly acquired operating companies which are in the process of being integrated within the company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $72.0 million in the nine-month period ended September 29, 2007 to $101.2 million in the nine-month period ended September 27, 2008. As a percentage of net sales, operating expenses decreased from 20.3% in the nine-month period ended September 29, 2007, to 20.2% in the nine-month period ended September 27, 2008, reflecting greater leverage on higher sales volumes. Selling expenses increased from $36.6 million in the nine-month period ended September 29, 2007, to $49.7 million in the nine-month period ended September 27, 2008, reflecting $13.7 million of increased costs associated with the acquired operations of Jade, Carter-Hoffmann, MP Equipment, Wells Bloomfield, Star, Giga and Frifri. General and administrative expenses increased from $35.4 million in the nine-month period ended September 29, 2007, to $51.4 million in the nine-month period ended September 27, 2008, which includes increased costs of $11.9 million associated with the acquired operations of Jade, Carter-Hoffmann, MP Equipment, Wells Bloomfield, Star, Giga and Frifri. Increased general and administrative costs also include increased non-cash compensation costs which increased by $2.9 million from the prior year nine month period.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $9.9 million for the nine-month period ended September 27, 2008 from $4.1 million in the prior year period, as a result of higher debt balances. Other expense was $1.8 million for the nine-month period ended September 27, 2008, which primarily consisted of foreign exchange losses, compared to other income of $1.1 million for the nine-month period ended September 29, 2007.

INCOME TAXES. A tax provision of $31.2 million, at an effective rate of 40%, was recorded for the first nine months of 2008 as compared to a $25.0 million provision at a 40% effective rate in the prior year period.

Financial Condition and Liquidity

During the nine months ended September 27, 2008, cash and cash equivalents decreased by $0.5 million to $7.0 million at September 27, 2008 from $7.5 million at December 29, 2007. Net borrowings increased from $96.2 million at December 29, 2007 to $257.7 million at September 27, 2008.

OPERATING ACTIVITIES. Net cash provided by operating activities was $64.0 million for the nine-month period ended September 27, 2008 compared to $46.0 million for the nine-month period ended September 29, 2007.

During the nine months ended September 27, 2008, working capital levels changed due to normal business fluctuations, including the impact of increased seasonal working capital needs. The changes in working capital included a $0.1 million decrease in accounts receivable, a $7.0 million increase in inventory, and a $2.1 million decrease in accounts payable. Prepaid and other assets decreased $13.2 million primarily due to the utilization and refund of prepaid tax balances during the first nine months of 2008. Accrued expenses and other non-current liabilities also decreased by $8.2 million, reflecting second quarter payout of customer rebates and incentive compensation in the first half of 2008 related to prior year programs.

INVESTING ACTIVITIES. During the nine months ended September 27, 2008, net cash used in investing activities amounted to $208.1 million. This includes cash utilized to complete the acquisitions of Star, Giga and Frifri for $188.2 million, $9.9 million and $3.1 million respectively, $1.2 million to purchase a manufacturing facility for Carter-Hoffmann and $2.2 million of capital expenditures associated with additions and upgrades of production equipment.

FINANCING ACTIVITIES. Net cash flows provided by financing activities were $143.9 million during the nine months ended September 27, 2008. The net increase in debt includes $156.5 million in borrowings under the company’s $497.5 million revolving credit facility utilized to fund the company’s investing activities and the repurchase of $12.4 million of Middleby common shares.

At September 27, 2008, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

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

Revenue Recognition: The company recognizes revenue on the sale of its products when risk of loss has passed to the customer, which occurs at the time of shipment, and collectibility is reasonably assured. The sale prices of the products sold are fixed and determinable at the time of shipment. Sales are reported net of sales returns, sales incentives and cash discounts based on prior experience and other quantitative and qualitative factors.

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

Contractual Obligations

The company's contractual cash payment obligations as of September 27, 2008 are set forth below (in thousands):

					Total
	Deferred			Idle	Contractual
	Acquisition	Long-term	Operating	Facility	Cash
	Costs	Debt	Leases	Leases	Obligations

Less than 1 year	$—	$7,803	$2,429	$358	$10,590
1-3 years	4,935	440	2,588	848	8,811
3-5 years	—	249,410	507	892	250,809
After 5 years	—	—	32	819	851

	$4,935	$257,653	$5,556	$2,917	$271,061

The company has an obligation to make $4.9 million of purchase price payments to the sellers of Giga Grandi Cucine that were deferred in conjunction with the acquisition.

The company has contractual obligations under its various debt agreements to make interest payments. These amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments is not determinable.

The company has $5.6 million in outstanding letters of credit, which expire on September 27, 2009 to secure potential obligations under insurance programs.

Idle facility leases consists of an obligation for a manufacturing location that was exited in conjunction with the company's manufacturing consolidation efforts. This lease obligation continues through June 2015. This facility has been subleased. The obligation presented above does not reflect any anticipated sublease income from the facilities.

Under terms of the TurboChef merger agreement, upon closing of the transaction, the company has an obligation to pay the stockholders of TurboChef a combination of $3.67 in cash and 0.0486 shares of Middleby common stock per TurboChef share. The implied value per TurboChef share is $6.47 based on the closing price of Middleby’s common stock as of August 11, 2008. The transaction is subject to a number of closing conditions.

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

	Fixed	Variable
	Rate	Rate
Twelve Month Period Ending	Debt	Debt
	(in thousands)

September 27, 2009	$—	$7,803
September 27, 2010	—	220
September 27, 2011	—	220
September 27, 2012	—	220
September 27, 2013	—	249,190

	$—	$257,653

During the third quarter of 2008 the company amended its senior secured credit facility. The original agreement provided for $450.0 million of availability under a revolving credit line. The amendment currently provides for $497.5 million of availability under a revolving credit line. As of September 27, 2008, the company had $247.8 million of borrowings outstanding under this facility. The company also has $5.6 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line.

Borrowings under the senior secured credit facility are assessed at an interest rate at 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At September 27, 2008 the average interest rate on the senior debt amounted to 3.87%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of September 27, 2008.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On September 27, 2008 these facilities amounted to $4.7 million in US dollars, including $2.5 million outstanding under a revolving credit facility and $2.2 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 6.5% on September 27, 2008. The term loan matures in 2013 and the interest rate is assessed at 6.4%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings in denominated in Euro.  On September 27, 2008 these facilities amounted to $5.2 million in US dollars.  The borrowings under these facilities are collateralized by the receivables of the company.  The interest rate on the credit facilities is tied to six-month Euro LIBOR. The facilities mature in April of 2015.

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and integration expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of September 27, 2008 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

$10,000,000	5.030%	3/3/2006	12/21/2009
$10,000,000	2.520%	2/19/2008	2/19/2009
$20,000,000	2.635%	2/6/2008	2/6/2009
$25,000,000	3.350%	1/14/2008	1/14/2010
$10,000,000	2.920%	2/1/2008	2/1/2010
$10,000,000	2.785%	2/6/2008	2/8/2010
$10,000,000	3.033%	2/6/2008	2/7/2011
$10,000,000	2.820%	2/1/2008	2/1/2009
$10,000,000	3.590%	6/10/2008	6/10/2011
$20,000,000	3.350%	6/10/2008	6/10/2010
$10,000,000	3.460%	9/8/2008	9/6/2011
$15,000,000	3.130%	9/8/2008	9/7/2010
$20,000,000	2.800%	9/8/2008	9/8/2009
$25,000,000	3.670%	9/26/2008	9/23/2011

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, ratios of indebtedness of 3.5 debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and fixed charge coverage of 1.25 EBITDA to fixed charges. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company. At September 27, 2008, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for a fixed rates The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of September 27, 2008, the fair value of these instruments was less than $0.1 million. The change in fair value of these swap agreements in the first nine months of 2008 was a gain of $0.8 million, net of taxes.

A summary of the company’s interest rate swaps is as follows:

	Fixed				Changes
Notional	Interest	Effective	Maturity	Fair Value	In Fair Value
Amount	Rate	Date	Date	Sep. 27, 2008	(net of taxes)

$10,000,000	5.030%	3/03/2006	12/21/2009	$(234,000)	$137,000 [1]
$10,000,000	2.520%	2/19/2008	2/19/2009	$32,000	$36,000
$20,000,000	2.635%	2/6/2008	2/6/2009	$49,000	$69,000
$25,000,000	3.350%	1/14/2008	1/14/2010	$(91,000)	$224,000
$10,000,000	2.920%	2/1/2008	2/1/2010	$30,000	$82,000
$10,000,000	2.785%	2/6/2008	2/8/2010	$22,000	$42,000
$10,000,000	3.033%	2/6/2008	2/7/2011	$49,000	$78,000
$10,000,000	2.820%	2/1/2008	2/1/2009	$92,000	$115,000
$10,000,000	3.590%	6/10/2008	6/10/2011	$(8,000)	$16,000
$20,000,000	3.350%	6/10/2008	6/10/2010	$(39,000)	$(28,000)
$10,000,000	3.460%	9/8/2008	9/6/2011	$41,000	$24,000
$15,000,000	3.130%	9/8/2008	9/7/2010	$42,000	$25,000
$20,000,000	2.800%	9/8/2008	9/8/2009	$52,000	$31,000
$20,000,000	3.670%	9/26/2008	9/23/2011	$(49,000)	$(30,000)

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

Foreign Exchange Derivative Financial Instruments

The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. There were no forward contracts outstanding at the end of the quarter.

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

As of September 27, 2008, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended September 27, 2008, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended September 27, 2008, except as follows:

Item 1A. Risk Factors

Risks Related to the company’s acquisition of TurboChef

Although TurboChef and Middleby expect that the merger will result in benefits to the combined company, the combined company may not realize those benefits because of various factors.

TurboChef and Middleby believe that the merger will result in the diversification of revenue streams and the expansion of marketing opportunities and efficiencies for the combined company. Realizing the benefits anticipated from the merger will depend, in part, on several factors, including:

•	retaining and attracting key employees;

•	successfully implementing cross-promotional and other future marketing initiatives, products and services directed at Middleby's customer base; and

•	improving the overall performance of the TurboChef business.

Middleby and TurboChef have operated and, until the completion of the merger, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company’s ongoing business. Any or all of those occurrences could adversely affect Middleby’s ability to maintain relationships with customers and employees after the merger or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Middleby and TurboChef.

TurboChef and Middleby will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the merger and diversion of management attention could harm TurboChef, Middleby or the combined company, whether or not the merger is completed. In response to the announcement of the merger, existing or prospective customers, suppliers, distributors and retailers of TurboChef or Middleby may delay or defer their purchasing or other decisions concerning TurboChef or Middleby, or they may seek to change their existing business relationship. In addition, as a result of the merger, current and prospective employees could experience uncertainty about their future with TurboChef or Middleby or the combined company. The success of the merger will depend in part on the retention of personnel critical to the business and operation of the combined company and the uncertainties discussed above may impair each company's ability to retain, recruit or motivate key personnel. The closing of the merger will also require a significant amount of time and attention from management. In addition, the pendency of the merger could exacerbate the diversion of management resources from other transactions or activities that TurboChef or Middleby may undertake. The diversion of management attention away from ongoing operations could adversely affect ongoing operations and business relationships. The merger agreement also restricts TurboChef from making certain acquisitions and taking other specified actions until the merger occurs. These restrictions may prevent TurboChef from pursuing attractive business opportunities that may arise prior to the closing of the merger.

The issuance of shares of Middleby common stock to TurboChef stockholders in the merger will initially have a negative impact on the earnings per share of the combined company.

If the merger is completed, TurboChef and Middleby expect that up to approximately 1.525 million shares of Middleby common stock will be issued to TurboChef stockholders (based on the number of outstanding shares of TurboChef common stock on August 12, 2008, and issuable pursuant to the exercise of all outstanding options, settlement of restricted stock units, and cancellation of exchange rights to purchase shares of TurboChef common stock on August 12, 2008). The companies expect that the merger will initially result in lower earnings per share than would have been earned by Middleby in the absence of the merger. Based on the expected number of shares of Middleby common stock to be issued to TurboChef stockholders in the merger, TurboChef stockholders will own approximately 8% of the then outstanding shares of Middleby common stock on a fully diluted basis (including options) immediately after the merger. Middleby expects that over time the merger will yield benefits to the combined company such that the merger will ultimately be accretive to earnings per share on a generally accepted accounting principles (“ GAAP ”) basis. However, there can be no assurance that the increase in earnings per share on a GAAP basis expected over time will be achieved or that stockholders of either company will realize a benefit from the merger commensurate with the ownership dilution they will experience in connection with the merger. In order to achieve increases in earnings per share on a GAAP basis as a result of the merger, the combined company will, among other things, need to effectively continue the successful operations of TurboChef and Middleby after the merger, develop successful marketing initiatives, products and services and improve the overall performance of the TurboChef business.

The company’s substantial leverage following the TurboChef merger could adversely affect its ability to raise additional capital to fund operations, limit its ability to react to changes in the economy or the company’s industry and prevent the company from satisfying its debt obligations.

Following the TurboChef merger, the combined company will have a substantial amount of indebtedness. As of September 30, 2008, Middleby had $257.7 million outstanding indebtedness for borrowed money.  In addition, Middleby expects to incur incremental borrowings under its existing revolving credit facility in order to finance the cash portion of the merger consideration. After giving effect to the merger, the pro forma indebtedness of the combined company as of September 30, 2008 is estimated to be approximately $390.0 million. This substantial indebtedness could have important consequences on the combined company’s business and financial condition. For example:

•
if Middleby fails to meet payment obligations or otherwise defaults under the agreements governing its indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against the combined company;

•
Middleby will be required to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing funds available for working capital, capital expenditures, dividends, acquisitions and other purposes;

•	Middleby’s ability to obtain additional financing to fund future working capital, capital expenditures, additional acquisitions and other general corporate requirements could be limited;

•	Middleby will experience increased vulnerability to, and limited flexibility in planning for, changes to its business and adverse economic and industry conditions;

•	Middleby’s credit rating could be adversely affected;

•	Middleby could be placed at a competitive disadvantage relative to other companies with less indebtedness; and

•
Middleby’s ability to apply excess cash flows of Middleby or proceeds from certain types of securities offerings, asset sales and other transactions to purposes other than the repayment of debt could be limited.

Under the terms of the company’s credit facilities, the company will be permitted to incur additional indebtedness subject to certain conditions, and the risks described above may be increased if the company incurs additional indebtedness.

Risks Related to Current Market Events

Economic conditions may cause a decline in business and consumer spending which could adversely affect the comapny's business and financial performance.

The company's operating results are impacted by the health of the North American, European, Asian and Latin American economies. The company's business and financial performance, including collection of its accounts receivable, may be adversely affected by the current and future economic conditions that cause a decline in business and consumer spending, including a reduction in the availability of credit, decreased growth by its existing customers, customers electing to delay the replacement of aging equipment, higher energy costs, rising interest rates, financial market volatility, recession and acts of terrorism. Additionally, the company may experience difficulties in scaling its operations to economic pressures in the U.S. and International markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
June 29, 2008 to July 25, 2008	—	—	—	632,132
July 26, 2008 to August 26, 2008	—	—	—	632,132
August 27, 2008 to September 27, 2008	—	—	—	632,132
Quarter ended September 27, 2008	—	—	—	632,132

In July 1998, the company's Board of Directors adopted a stock repurchase program that authorized the purchase of common shares in open market purchases. As of September 27, 2008, 1,167,868 shares had been purchased under the 1998 stock repurchase program.

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

THE MIDDLEBY CORPORATION
(Registrant)

Date	November 6, 2008	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer