Form 10-K
period 2009-01-03
MIDDLEBY CORP
filed 2009-03-04
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended January 3, 2009

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
Yes ☐     No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2008 was approximately $695,109.447.

The number of shares outstanding of the Registrant’s class of common stock, as of February 27, 2009, was 18,533,579 shares.

Documents Incorporated by Reference

Part III of Form 10-K incorporates by reference the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2009 annual meeting of stockholders.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
JANUARY 3, 2009

FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

Item 1.     Business

General

The Middleby Corporation (“Middleby” or the “company”), through its operating subsidiary Middleby Marshall Inc. (“Middleby Marshall”) and its subsidiaries, is a leader in the design, manufacture, marketing, distribution, and service of a broad line of (i) cooking and warming equipment used in all types of commercial restaurants and institutional kitchens and (ii) food preparation, cooking and packaging equipment for food processing operations.

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

Over the past three years the company has completed nine acquisitions in the commercial foodservice equipment and food processing equipment industries.  These acquisitions have added twelve brands to the Middleby portfolio and positioned the company as a leading supplier of equipment in both industries.

In August 2006, the company acquired the stock of Houno A/S (“Houno”) for $8.8 million in cash and assumed debt, including post-closing purchase price adjustments. Houno, located in Denmark, is a leading manufacturer of combination steam ovens in Europe.  The Houno oven is recognized for its unique design, advanced programmable controls and low utilization of energy and water.  This acquisition allowed Middleby to further penetrate the fast growing combination steam oven market with leading technology.

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

In June 2007, the company acquired the assets of Carter-Hoffmann for $16.4 million in cash.  Carter-Hoffmann is a leading brand and supplier of heated cabinets and food holding equipment for the commercial restaurant industry.  This acquisition was complementary to Middleby’s existing cooking products and allowed the company to provide a more complete offering on the “hot-side” of the kitchen.

In July 2007, the company acquired the assets of MP Equipment (“MP Equipment”) for $15.3 million in cash and $3.0 million in deferred payments made to the sellers.  MP Equipment further strengthened Middleby’s position in the food processing equipment industry by adding a portfolio of complementary products to the Alkar and Rapidpak brands.  The products of MP Equipment include breading machines, battering machines, mixers, forming equipment, and slicing machines.  These products are used by numerous suppliers of food product to the major restaurant chains.

In August 2007, the company acquired the assets of Wells Bloomfield for $29.2 million in cash.  Wells is a leading brand of cooking and warming equipment for the commercial restaurant industry, complimenting Middleby’s other products in this category.  Wells also offers a unique ventless hood system, which is increasing in demand as more and more food operations are opening in unconventional locations where it is difficult to install ventilation systems, such as shopping malls, airports and stadiums.  Bloomfield is a leading provider of coffee brewers, tea brewers and beverage dispensing equipment.  The addition of Bloomfield to Middleby’s portfolio of brands allows Middleby to benefit in the fast growing beverage segment as the company’s restaurant chain customers increase their offerings of coffee and specialty drinks.

In December 2007, subsequent to the company’s fiscal 2007 year end, the company acquired New Star International Holdings, Inc. (“Star”) for $189.5 million in cash.  This acquisition added three leading brands to Middleby’s portfolio of brands in the commercial restaurant industry, including Star, a leader in light duty cooking and concession equipment, Holman, a leader in conveyor and pop-up toasters, and Lang, a leading oven and range line.  The transaction positions Middleby as a leading supplier to convenience chains and fast casual restaurant chains.

In April 2008, the company acquired the net assets and related business operations of Frifri aro SA (“Frifri”) for $3.5 million in cash.  Frifri is a leading European supplier of advanced frying systems.

In April 2008, the company acquired the assets of Giga Grandi Cucine S.r.l. (“Giga”) for $9.9 million in cash and assumed debt.  Giga is a leading European manufacturer of ranges, ovens and steam cooking equipment.

In January 2009, subsequent to the company’s fiscal 2008 year end, the company completed its acquisition of TurboChef Technologies, Inc. (“TurboChef”) for cash and shares of Middleby common stock.  The total aggregate purchase price of the transaction amounted to $160.3 million including $116.3 million in cash and 1,539,668 shares of Middleby common stock valued at $44.0 million.  TurboChef is a leader in speed-cook technology, one of the fastest growing segments of the commercial foodservice equipment market. TurboChef’s user-friendly speed cook ovens employ proprietary combinations of heating technologies to cook a variety of food products at speeds faster than that of conventional heating methods.

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

Business Divisions and Products

The company conducts its business through three principal business segments: the Commercial Foodservice Equipment Group; the Food Processing Equipment Group; and the International Distribution Division.  See Note 11 to the Consolidated Financial Statements for further information on the company's business segments.

Commercial Foodservice Equipment Group

The Commercial Foodservice Equipment Group has a broad portfolio of leading brands and cooking and warming equipment, which enable it to serve virtually any cooking or warming application within a commercial restaurant or institutional kitchen.  This cooking and warming equipment is used across all types of foodservice operations, including quick-service restaurants, full-service restaurants, convenience stores, retail outlets, hotels and other institutions.  The company offers a broad line of cooking equipment marketed under a portfolio of twenty brands, including,  Blodgett®, Blodgett Combi®, Blodgett Range®, Bloomfield®, CTX®, Carter-Hoffmann®, Frifri®, Giga®, Holman®, Houno®, Jade®, Lang®, MagiKitch'n®, Middleby Marshall®, NuVu®, Pitco®, Southbend®, Star®, Toastmaster® and Wells®.  These products are manufactured at the company's U.S. facilities in California, Illinois, Michigan, Nevada, New Hampshire, North Carolina, Tennessee and Vermont.  The company also has international manufacturing facilities located in China, Denmark, Italy and the Philippines.

The products offered by this group include ranges, convection ovens, conveyor ovens, baking ovens, proofers, broilers, fryers, combi-ovens, charbroilers, steam equipment, pop-up and conveyor toasters, steam cooking equipment, food warming equipment, griddles, ventless cooking systems, coffee brewers, tea brewers and beverage dispensing equipment.

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

•
Carter-Hoffmann® has been a leading provider of heated cabinets, rethermalizing equipment and food serving equipment for over 60 years.  Carter-Hoffmann is known for providing innovative and energy saving equipment that allow a foodservice operation to save on food costs by holding food in its heated cabinets and holding stations for an extended period of time, while maintaining the quality of the product.

•
Frifri is a leading manufacturer of fryers and frying systems in Europe.  They lead the market due to their innovation, including advanced controls and filtration functions.  Since 1947 they have been known for their quality products and durability.

•
Founded in 1967, GIGA Grandi Cucine S.r.l. is a leading manufacturer well known in Italy as a manufacturer of a broad line of professional cooking equipment and catering equipment.  Giga’s products include ranges, steam cooking equipment and ovens.

•
For over 50 years, Holman® is a leading brand in toasting equipment including high speed, conveyorized and pop-up.  Holman equipment can be found in many convenience stores, restaurant chains, and hotels.  With the recent trend of toasted sandwiches, Holman toasters can be found in several of the leading sandwich chains.

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

•
For more than a century, Lang® has been a world-class supplier of cooking equipment, offering a complete line of high-performing, innovative gas and electric cooking solutions for commercial and marine applications.

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

•
Nu-Vu®, the leader in on-premise baking, manufacturers a wide variety of commercial baking equipment for use in restaurants and institutions.  Nu-Vu ovens and proofers are used by many of the leading sandwich chains for daily baking of fresh bread.

•
Pitco Frialator® offers a broad line of gas and electric equipment combining reliability with efficiency in simple-to-operate professional frying equipment.  Since 1918, Pitco fryers have captured a major market share by offering simple, reliable equipment for cooking menu items such as french fries, onion rings, chicken, donuts and seafood.

•
For over 100 years, Southbend® has produced a broad array of heavy-duty, gas-fired equipment, including ranges, convection ovens, broilers, and steam cooking equipment.  Southbend has dedicated significant resources to developing and introducing innovative product features resulting in a premier cooking line.

•
Star® has been making durable, reliable, quality products since 1921.  Star products are used in a broad range of applications that include fast food, leisure, concessions and traditional restaurant operations.

•
Toastmaster® manufactures light and medium-duty electric equipment, including pop-up and conveyor toasters, hot food servers, foodwarmers and griddles to commercial restaurants and institutional kitchens.

•
Wells® is a leader in countertop and drop in warmers.  It is also one of only a few companies to offer ventless cooking systems.  Its patented technology allows a food service operator to utilize cooking equipment in locations where external ventilation may not be possible, such as shopping malls, airports and sports arenas.

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

During the past several decades, growth in the U.S. foodservice industry has been driven primarily by population growth, economic growth and demographic changes, including the emergence of families with multiple wage-earners and growth in the number of higher-income households.  These factors have led to a demand for convenience and speed in food preparation and consumption.  As a result, U.S. foodservice sales grew for the seventeenth consecutive year to approximately $552 billion in 2008 as reported by The National Restaurant Association.  Sales in 2009 are projected to increase to $566 billion, an increase of 2.5% over 2008, according to The National Restaurant Association.  The quick-service restaurant segment within the foodservice industry has been the fastest growing segment since the mid '80's.  Total quick-service sales amounted to $157 billion in 2008 and are projected to increase 4.0% to $164 billion in 2009, as reported by The National Restaurant Association.  The full-service restaurants represent the largest portion of the foodservice industry and represented $181 billion in sales in 2008 and are projected to increase 1.0% to $183 billion in 2009, as reported by The National Restaurant Association.  This segment has seen increased chain concepts and penetration in recent years driven by the aging of the baby boom generation.

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

Food Processing Equipment Industry

The company's customers include a diversified base of leading food processors.  A large portion of the company's revenues have been generated from producers of pre-cooked meat products, such as hot dogs, dinner sausages, poultry and lunchmeats; however, the company believes that it can leverage its expertise and product development capabilities in thermal processing to organically grow into new end markets.

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

A number of factors, including rising raw material prices, labor and health care costs, are driving food processors to focus on ways to improve their generally thin profitability margins.  In order to increase the profitability and efficiency in processing plants, food processors pay increasingly more attention to the performance of their machinery and the flexibility in the functionality of the equipment.  Meat processors are continuously looking for ways to make their plants safer and reduce labor-intensive activities. Food processors have begun to recognize the value of new technology as an important vehicle to drive productivity and profitability in their plants.  Due to pressure from big-box retailers, food processors are expected to continue to demand new and innovative equipment that addresses food safety, food quality, automation and flexibility.

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

Backlog

The company's backlog of orders was $47.3 million at January 3, 2009, all of which is expected to be filled during 2009.  The acquired Star, Frifri and Giga businesses accounted for $2.5 million of the backlog.  The company's backlog was $60.2 million at December 29, 2007.  The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of the company’s products.

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

Food Processing Equipment Group

The company maintains a technical service group of employees that oversees and performs installation and startup of equipment and completes warranty and repair work.  This technical service group provides services for customers both domestically and internationally.  Service technicians are trained regularly on new equipment to ensure the customer receives a high level of customer service.  From time to time the company utilizes trained third party technicians supervised by company employees to supplement company employees on large projects.

Competition

The commercial foodservice and food processing equipment industries are highly competitive and fragmented.  Within a given product line the company may compete with a variety of companies, including companies that manufacture a broad line of products and those that specialize in a particular product category.  Competition is based upon many factors, including brand recognition, product features, reliability, quality, price, delivery lead times, serviceability and after-sale service.  The company believes that its ability to compete depends on strong brand equity, exceptional product performance, short lead-times and timely delivery, competitive pricing and superior customer service support.  In the international markets, the company competes with U.S. manufacturers and numerous global and local competitors.

The company believes that it is one of the largest multiple-line manufacturers of food production equipment in the U.S. and worldwide although some of its competitors are units of operations that are larger than the company and possess greater financial and personnel resources.  Among the company's major competitors to the Commercial Foodservice Equipment Group are: Enodis, a subsidiary of Manitowoc Company, Inc.; Vulcan-Hart and Hobart Corporation, subsidiaries of Illinois Tool Works Inc.; Zanussi, a subsidiary of Electrolux AB; Groen, a subsidiary of Dover Corporation; Rational AG; and the Ali Group.  Major competitors to the Food Processing Equipment Group include Convenience Food Systems, FMC Technologies, Multivac, Marel, Formax, and Heat and Control.

Manufacturing and Quality Control

The company manufactures product in eleven domestic and four international production facilities.  In Brea, California, the company manufactures cooking ranges. In Buford, Georgia, the company manufactures breading, battering, mixing, forming, and slicing equipment.  In Elgin, Illinois, the company manufactures conveyor ovens.  In Mundelein, Illinois, the company manufactures warming equipment and heated food cabinets.  In Menominee, Michigan, the company manufactures baking ovens, proofers and counterline equipment.  In Verdi, Nevada, the company manufactures warming systems, fryers, convection ovens, counterline cooking equipment and ventless cooking systems.  In Bow, New Hampshire, the company manufactures fryers, charbroilers and catering equipment products.  In Fuquay-Varina, North Carolina, the company manufactures ranges, steamers, combi-ovens, convection ovens and broiling equipment.  In Smithville, Tennessee, the company manufacturers counterline cooking equipment.  In Burlington, Vermont, the company manufactures combi-ovens, convection ovens and deck oven product lines. In Lodi, Wisconsin, the company manufactures cooking systems and packaging equipment that serves customers in the food processing industry. In Scandicci, Italy, the company manufacturers a wide array of food service equipment including ranges, fryers and ovens.  In Shanghai, China, the company manufactures frying systems.  In Randers, Denmark, the company manufactures combi-ovens and baking ovens.   In Laguna, the Philippines, the company manufactures fryers, counterline equipment and component parts for the U.S. manufacturing facilities.

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

Research and Development

The company believes its future success will depend in part on its ability to develop new products and to improve existing products.  Much of the company's research and development efforts are directed to the development and improvement of products designed to reduce cooking time, increase cooking capacity or throughput, reduce energy consumption, minimize labor costs, improve product yield and improve safety while maintaining consistency and quality of cooking production and food preparation.  The company has identified these issues as key concerns for most of its customers.  The company often identifies product improvement opportunities by working closely with customers on specific applications.   Most research and development activities are performed by the company's technical service and engineering staff located at each manufacturing location.  On occasion, the company will contract outside engineering firms to assist with the development of certain technical concepts and applications.  See Note 4(n) to the Consolidated Financial Statements for further information on the company's research and development activities.

Licenses, Patents, and Trademarks

The company owns numerous trademarks and trade names; among them, Alkar®, Blodgett®, Blodgett Combi®, Blodgett Range®, Bloomfield®, CTX®, Carter-Hoffmann®, Frifri®, Giga®, Holman®, Houno®, Jade®, Lang®, MP Equipment®, MagiKitch’n®, Middleby Marshall®, Nu-Vu®, Pitco Frialator®, RapidPak®, Southbend®, Star®, Toastmaster® and Wells® are registered with the U.S. Patent and Trademark Office and in various foreign countries.

The company holds a broad portfolio of patents covering technology and applications related to various products, equipment and systems.  Management believes the expiration of any one of these patents would not have a material adverse effect on the overall operations or profitability of the company.

Employees

As of January 3, 2009, the company employed 1,779 persons.  Of this amount, 773 were management, administrative, sales, engineering and supervisory personnel; 771 were hourly production non-union workers; and 235 were hourly production union members.  Included in these totals were 377 individuals employed outside of the United States, of which 275 were management, sales, administrative and engineering personnel, 47 were hourly production non-union workers and 55 were hourly production workers, who participate in an employee cooperative.  At its Lodi, Wisconsin facility, the company has a contract with the International Association of Bridge, Structural, Ornamental and Reinforcing Ironworkers that expires on February 1, 2010.  At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on April 30, 2012.  At its Verdi, Nevada facility, the company has a union contract with the Sheet Metal Workers International Association that expires on August 7, 2010.  The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that extends through June 2011.  Management believes that the relationships between employees, union and management are good.

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

Economic conditions may cause a decline in business and consumer spending which could adversely affect the company's business and financial performance.

The company's operating results are impacted by the health of the North American, European, Asian and Latin American economies. The company's business and financial performance, including collection of our accounts receivable, may be adversely affected by the current and future economic conditions that cause a decline in business and consumer spending, including a reduction in the availability of credit, decreased growth by our existing customers, customers electing to dalay the replacement of aging equipment, higher energy costs, rising interest rates, financial market volatility, recession and acts of terrorism. Additionally, the company may experience difficulties in scaling its operations to economic pressures in the U.S. and International markets.

The company's level of indebtedness could adversely affect its business, results of operations and growth strategy.

The company now has and may continue to have a significant amount of indebtedness.  At January 5, 2009, the company had $234.7 million of borrowings and $4.4 million in letters of credit outstanding.  On January 5, 2009, subsequent to the fiscal 2008 year end, the company further increased it indebtedness by $124.0 million to fund the acquisition and associated transaction costs of TurboChef Technologies, Inc.  To the extent the company requires capital resources, there can be no assurance that such funds will be available on favorable terms, or at all.  The unavailability of funds could have a material adverse effect on the company's financial condition, results of operations and ability to expand the company's operations.

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

The company has a significant amount of goodwill and could suffer losses due to asset impairment charges

The company’s balance sheet includes a significant amount of goodwill, which represents approximately 41% of its total assets as of January 3, 2009.  The excess of the purchase price over the fair values of assets acquired and liabilities assumed in conjunction with acquisitions is recorded as other identifiable intangible assets and goodwill. In accordance with Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Other Intangible Assets,” the company’s long-lived assets (including goodwill and other intangibles) are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of long-lived assets, the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors.  A significant decline in stock prices, such as has occurred during 2008, could indicate that an impairment has occurred. Estimates of future cash flows are judgments based on the company’s experience and knowledge of operations.  These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends.  If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges. Any such charge could have a material adverse effect on the company’s reported net earnings.

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

Competition in the foodservice equipment industry is intense and could impact the company's results of operations and cash flows.

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

The company's revenues and profits will be adversely affected if it is unable to expand its product offerings, retain its current customers or attract new customers.

The success of the company's business depends, in part, on its ability to maintain and expand the company's product offerings and the company's customer base.  The company's success also depends on its ability to offer competitive prices and services in a price sensitive business.  Many of the company's larger restaurant chain customers have multiple sources of supply for their equipment purchases and periodically approve new competitive equipment as an alternative to the company's products for use within their restaurants.  The company cannot assure you that it will be able to continue to expand the company product lines or that it will be able to retain the company's current customers or attract new customers.  The company also cannot assure you that it will not lose customers to low-cost competitors with comparable or superior products and services.  If the company fails to expand its product offerings, or loses a substantial number of the company's current customers or substantial business from current customers, or is unable to attract new customers, the company's business, financial condition and results of operations will be adversely affected.

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

The company's financial performance is subject to significant fluctuations.

The company's financial performance is subject to quarterly and annual fluctuations due to a number of factors, including:

•	general economic conditions;

•	the lengthy, unpredictable sales cycle for commercial foodservice equipment and food processing equipment;

•	the gain or loss of significant customers;

•	unexpected delays in new product introductions;

•	the level of market acceptance of new or enhanced versions of the company's products;

•	unexpected changes in the levels of the company's operating expenses; and

•	competitive product offerings and pricing actions.

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

Because the company has a significant number of workers whose employment is subject to collective bargaining agreements and labor union representation, the company is vulnerable to possible organized work stoppages and similar actions.  Unionized employees accounted for approximately 13% of the company's workforce as of January 3, 2009.   At the company's Lodi, Wisconsin facility it has a union contract with the International Association of Bridge, Structural, Ornamental and Reinforcing Iron Workers that extends through January 2010.  At the company's Elgin, Illinois facility, it has a union contract with the International Brotherhood of Teamsters that extends through April 2012.  At the company’s Verdi, Nevada facility, it has a union contract with Sheet Metal Workers International Association that extends through August 2010.  The company also has a union workforce at its manufacturing facility in the Philippines under a contract that extends through June 2011.  Any future strikes, employee slowdowns or similar actions by one or more unions, in connection with labor contract negotiations or otherwise, could have a material adverse effect on the company's ability to operate the company's business.

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

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.      Properties

The company's principal executive offices are located in Elgin, Illinois.  The company operates eleven manufacturing facilities in the U.S., one manufacturing facility in China, one manufacturing facility in Denmark, one manufacturing facility in Italy and one manufacturing facility in the Philippines.

The principal properties of the company utilized to conduct business operations are listed below:

Location	Principal Function	Square Footage	Owned/ Leased	Lease Expiration
Brea, CA	Manufacturing, Warehousing and Offices	120,700	Leased	June 2010
Buford, GA	Manufacturing, Warehousing and Offices	17,350 30,000	Leased Leased	May 2009 December 2014
Elgin, IL	Manufacturing, Warehousing and Offices	207,000	Owned	N/A
Mundelein, IL	Manufacturing, Warehousing and Offices	55,000 33,000	Owned Owned	N/A N/A
Menominee, MI	Manufacturing, Warehousing and Offices	46,000	Owned	N/A
St. Louis, MO	Offices	47,250	Leased	August 2010
Verdi, NV	Manufacturing, Warehousing and Offices	42,300 89,000	Owned Leased	N/A June 2012
Bow, NH	Manufacturing, Warehousing and Offices	102,000 34,000	Owned Leased	N/A March 2010
Fuquay-Varina, NC	Manufacturing, Warehousing and Offices	131,000	Owned	N/A
Smithville, TN	Manufacturing, Warehousing and Offices	190,000	Owned	N/A
Burlington, VT	Manufacturing, Warehousing and Offices	140,000	Owned	N/A
Lodi, WI	Manufacturing, Warehousing and Offices	112,000	Owned	N/A
Shanghai, China	Manufacturing, Warehousing and Offices	37,500	Leased	July 2009
Randers, Denmark	Manufacturing, Warehousing and Offices	50,095	Owned	N/A
Scandicco, Italy	Manufacturing, Warehousing and Offices	106,350	Leased	March 2014
Laguna, the Philippines	Manufacturing, Warehousing and Offices	54,000	Owned	N/A

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

Item 4.      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders in the fourth quarter of the year ended January 3, 2009.

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

	Closing Share Price(1)
	High	Low
Fiscal 2008
First quarter	76.62	53.76
Second quarter	67.23	44.52
Third quarter	63.96	39.90
Fourth quarter	54.31	24.80

Fiscal 2007
First quarter	66.58	50.95
Second quarter	71.37	57.40
Third quarter	74.99	58.69
Fourth quarter	77.20	59.41

(1)	Closing share prices for periods prior to June 15, 2007 adjusted for stock split (see below for further information).

Shareholders

The company estimates there were approximately 34,005 record holders of the company's common stock as of February 27, 2009.

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

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
September 27, 2008 to October 25, 2008	—	—	—	632,132
October 26, 2008 to November 22, 2008	—	—	—	632,132
November 23, 2008 to January 3, 2009	4,800	—	—	627,332
Quarter ended January 3, 2009	4,800	—	—	627,332

In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of up to 1,800,000 common shares in open market purchases.  As of January 3, 2009, 1,172,668 shares had been purchased under the 1998 stock repurchase program.

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

At January 3, 2009, the company had a total of 4,074,713 shares in treasury amounting to $102.0 million.

Item 6.      Selected Financial Data

(amounts in thousands, except per share data)
Fiscal Year Ended(1)(2)

	2008	2007	2006	2005	2004
Income Statement Data:
Net sales	$651,888	$500,472	$403,131	$316,668	$271,115
Cost of sales	403,746	308,107	246,254	195,015	168,487

Gross profit	248,142	192,365	156,877	121,653	102,628
Selling and distribution expenses	63,593	50,769	40,371	33,772	30,496
General and administrative expenses	64,931	48,663	39,605	29,909	23,113
Stock repurchase transaction expenses	—	—	—	—	12,647
Lease reserve adjustments	—	—	—	—	(1,887)

Income from operations	119,618	92,933	76,901	57,972	38,259
Interest expense and deferred financing amortization, net	12,982	5,855	6,932	6,437	3,004
Debt extinguishment expenses	—	481	—	—	1,154
Loss (gain) on financing derivatives	—	314	—	—	(265)
Other expense (income), net	2,414	(1,696)	161	137	522

Earnings before income taxes	104,222	87,979	69,808	51,398	33,844
Provision for income taxes	40,321	35,365	27,431	19,220	10,256
Net earnings	$63,901	$52,614	$42,377	$32,178	$23,588

Net earnings per share:
Basic	$4.00	$3.35	$2.77	$2.14	$1.28
Diluted	$3.75	$3.11	$2.57	$1.99	$1.19

Weighted average number of shares outstanding:
Basic	15,978	15,694	15,286	15,028	18,400
Diluted	17,030	16,938	16,518	16,186	19,862

Cash dividends declared per common share	$—	$—	$—	$—	$0.20

Balance Sheet Data:
Working capital	$68,198	$61,573	$11,512	$7,590	$10,923
Total assets	654,498	413,647	288,323	267,219	209,675
Total debt	234,700	96,197	82,802	121,595	123,723
Stockholders' equity	227,960	182,912	100,573	48,500	7,215

(1)	The company's fiscal year ends on the Saturday nearest to December 31.
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

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains "forward-looking statements" subject to the Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause the company's actual results, performance or outcomes to differ materially from those expressed or implied in the forward-looking statements. The following are some of the important factors that could cause the company's actual results, performance or outcomes to differ materially from those discussed in the forward-looking statements:

•	changing market conditions;

•	volatility in earnings resulting from goodwill impairment losses, which may occur irregularly and in varying amounts;

•	variability in financing costs;

•	quarterly variations in operating results;

•	dependence on key customers;

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

NET SALES SUMMARY
(dollars in thousands)

Fiscal Year Ended(1)

	2008		2007		2006
	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice	$547,351	84.0%	$403,735	80.7%	$324,206	80.4%

Food Processing	78,510	12.0	70,467	14.1	55,153	13.7

International Distribution Division (2)	62,427	9.6	62,476	12.5	56,496	14.0

Intercompany sales (3)	(36,400)	(5.6)	(36,206)	(7.3)	(32,724)	(8.1)
Total	$651,888	100.0%	$500,472	100.0%	$403,131	100.0%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

(2)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(3)	Represents the elimination of sales from the Commercial Foodservice Equipment Group to the International Distribution Division.

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.9	61.6	61.1
Gross profit	38.1	38.4	38.9
Selling, general and administrative expenses	19.8	19.8	19.8
Income from operations	18.3	18.6	19.1
Interest expense and deferred financing amortization, net	2.0	1.2	1.7
Debt extinguishment expenses	—	0.1	—
Loss on financing derivatives	—	—	—
Other expense (income), net	0.4	(0.3)	—
Earnings before income taxes	15.9	17.6	17.4
Provision for income taxes	6.1	7.1	6.9
Net earnings	9.8%	10.5%	10.5%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Fiscal Year Ended January 3, 2009 as Compared to December 29, 2007

Net sales.  Net sales in fiscal 2008 increased by $151.4 million or 30.3% to $651.9 million as compared to $500.5 million in fiscal 2007.   The net sales increase included $174.4 million or 21.8% attributable to acquisition growth, resulting from the fiscal 2007 acquisitions of Jade, Carter-Hoffmann, MP Equipment and Wells Bloomfield, the fiscal 2008 acquisitions of Star, Giga and Frifri.  Excluding acquisitions, net sales decreased $23.0 million or 4.6% from the prior year, as a result of the economic slowdown that occurred late in the third quarter of 2008.  Sales of both the Commercial Foodservice Equipment Group and the Food Processing Equipment Group were affected by the economic slowdown which began in early 2008 and worsened in the third quarter of 2008.  The difficult economic conditions are expected to continue in 2009 as food processors and restaurant operators have reduced spending on capital equipment.

Net sales of the Commercial Foodservice Equipment Group increased by $143.6 million or 35.6% to $547.4 million in 2008 as compared to $403.7 million in fiscal 2007. Net sales from the acquisitions of Jade, Carter-Hoffmann, Wells Bloomfield, Star, Giga and Frifri which were acquired on April 1, 2007, June 28, 2007, August 3, 2007, December 31, 2007, April 22, 2008 and April 23, 2008, respectively, accounted for an increase of $154.5 million during the fiscal year 2008.  Excluding the impact of acquisitions, net sales of commercial foodservice equipment decreased $10.0 million or 1.8% as compared to the prior year, primarily as a result of economic slowdown.

Net sales for the Food Processing Equipment Group were $78.5 million as compared to $70.5 million in fiscal 2007.  Net sales of MP Equipment, which was acquired on July 2, 2007, accounted for an increase of $19.9 million.  Excluding the impact of acquisitions, net sales of food processing equipment decreased $11.9 million or 16.9% as compared to the prior year, due to a slowdown in purchase orders from food processing customers who reduced their capital expenditures during the year.  Food processing equipment purchases are generally cyclical and are impacted by global economic conditions.

Net sales for the International Distribution Division decreased slightly by $0.1 million to $62.4 million, as compared to $62.5 million in the prior year.  The net sales decrease reflects a $3.9 million decrease in Europe offset by a $1.2 million increase in Asia and a $2.5 million increase in Latin America resulting from expansion of the U.S. chains and increased business with local restaurant chains in the region.

The company records an elimination of its sales from the Commercial Foodservice Group to the International Distribution Division.  This sales elimination increased by $0.2 million to $36.4 million reflecting the increase in purchases of equipment by the International Distribution Division from the Commercial Foodservice Equipment Group due to increased products distributed from recently acquired companies.

Gross profit.  Gross profit increased by $55.8 million to $248.1 million in fiscal 2008 from $192.4 million in 2007, reflecting the impact of higher sales volumes. The gross margin rate decreased from 38.4% in 2007 to 38.1% in 2008. The net decrease in the gross margin rate reflects:

•	The adverse impact of steel costs which have risen significantly from the prior year.

•	Improved margins at certain of the newly acquired operating companies which have improved due to acquisition integration initiatives.

•	Higher margins associated with new product sales.

Selling, general and administrative expenses.  Combined selling, general, and administrative expenses increased by $29.1 million to $128.5 million in 2008 from $99.4 million in 2007.  As a percentage of net sales, operating expenses amounted to 19.8% in both 2008 and  2007.

Selling expenses increased $12.8 million to $63.6 million from $50.8 million, reflecting an increase of $16.4 million associated with the newly acquired Jade, Carter-Hoffmann, MP Equipment, Wells Bloomfield, Star, Giga and Frifri operations offset by $2.5 million in reduced commissions resulting from the slowdown in sales.

General and administrative expenses increased $16.2 million to $64.9 million from $48.7 million, reflecting an increase of $13.1 million associated with the newly acquired Jade, Carter-Hoffmann, MP Equipment, Wells Bloomfield, Star, Giga and Frifri operations.  General and administrative expenses also includes $3.6 million in increased expense associated with non-cash share-based compensation.

Income from operations.  Income from operations increased $26.7 million to $119.6 million in fiscal 2008 from $92.9 million in fiscal 2007.  The increase in operating income resulted from the increase in net sales and gross profit resulting from the acquisitions.  Operating income as a percentage of net sales declined from 18.6% in 2007 to 18.3% in 2008.  The reduction in operating income percentage reflects lower gross margins, which were impacted by higher steel costs.

Non-operating expenses.  Non-operating expenses increased $10.4 million to $15.4 million in 2008 from $5.0 million in 2007.  Net interest expense increased $6.6 million from $6.4 million in 2007 to $13.0 million in 2008 as a result of increased borrowings to finance acquisitions.  The company recorded $2.4 million of other expense in 2008, which included foreign exchange losses of $1.9 million that resulted from the strengthening of the U.S. Dollar against currencies at most of the company’s foreign operations.

Income taxes.  A tax provision of $40.3 million, at an effective rate of 38.7%, was recorded for 2008 as compared to $35.4 million at a 40.2% effective rate in 2007.  The reduced effective rate reflects lower state income taxes at certain of the newly acquired companies due to their location in a more favorable tax jurisdiction.  The company also received increased U.S. federal tax deductions related to domestic manufacturing activities.

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

Financial Condition and Liquidity

Total cash and cash equivalents decreased by $1.3 million to $6.2 million at January 3, 2009 from $7.5 million at December 29, 2007.  Net borrowings increased to $234.7 million at January 3, 2009 from $96.2 million at December 29, 2007.

Operating activities.   Net cash provided by operating activities after changes in assets and liabilities amounted to $85.3 million as compared to $59.5 million in the prior year.

Adjustments to reconcile 2008 net earnings to operating cash flows included $12.4 million of depreciation and amortization, $11.4 million of non-cash stock compensation expense and $1.5 million of deferred tax provision.

The changes in working capital included: a $5.2 million decrease in accounts receivable as a result of reduced sales volumes in the 2008 fourth quarter; a $7.1 million increase in inventories, largely resulting from a large customer order anticipated for shipment in the first half of 2009; and a $4.0 million decrease in accounts payable as a result of reduced purchasing activity in the last several weeks of the year resulting from the lower sales volume.  Prepaid and other assets decreased $18.5 million due to the utilization of tax overpayments from the prior year. Accrued expenses and other liabilities increased by $13.7 million as a result of increased accruals for operating liabilities associated with transaction expenses associated acquisition activities, insurance liabilities, post-retirement benefit obligations and tax liabilities.

Investing activities.   During 2008, net cash used for investing activities amounted to $210.1 million.  This included $205.8 million of acquisition related investments, which included $189.5 million paid in connection with the acquisition of Star, $9.9 million paid in connection with the acquisition of Giga, $2.9 million paid in connection with the acquisition of Frifri, $3.0 million paid in connection with the acquisition of MP Equipment and $0.3 million paid in connection with the acquisition of Wells Bloomfield.  Additional investing activities included $4.3 million of additions and upgrades of production equipment, manufacturing facilities and training equipment.

Financing activities.  Net cash flows from financing activities amounted to $124.1 million in 2008.   The company’s borrowing activities under debt agreements included $135.0 million of borrowings under its senior secured revolving credit facility and $0.8 million in repayments of foreign loans.  The net borrowings, along with cash generated from operating activities, were utilized to fund acquisition activities and the repurchase of $12.4 million of Middleby common stock for treasury.

The company’s financing activities are primarily funded from borrowings under its senior secured revolving credit facility that matures in December 2012.  This facility was amended in August 2008 to provide for the acquisition of Turbochef Technologies, Inc. and increase the total amount of borrowing availability to $497.5 million.  The company incurred $1.0 million in costs associated with this amendment.  Total outstanding borrowings under this facility amounted to $226.4 million at January 3, 2009.  The company also has borrowing facilities in Denmark and Italy to fund local operating activities.  Borrowings under these foreign facilities are denominated in local currency and amounted to $8.4 million at January 3, 2009.

On January 5, 2009, subsequent to the fiscal 2008 year-end, the company completed its acquisition of TurboChef Technologies, Inc. for an aggregate purchase price of $160.3 million including $116.3 million in cash and 1,539,668 shares of Middleby common stock valued at $44.0 million.  This acquisition was funded through borrowings under the company’s $497.5 million revolving credit facility.

At January 3, 2009, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

Contractual Obligations

The company's contractual cash payment obligations are set forth below (dollars in thousands):

	Amounts			Total
	Due Sellers			Idle	Contractual
	From	Long-term	Operating	Facility	Cash
	Acquisition	Debt	Leases	Lease	Obligations

Less than 1 year	$1,566	$6,377	$3,177	$379	$11,499
1-3 years	3,235	426	3,801	850	8,312
4-5 years	—	226,776	1,070	877	228,723
After 5 years	—	1,121	86	735	1,942

	$4,801	$234,700	$8,134	$2,841	$250,476

Idle facility lease consists of an obligation for a manufacturing location that was exited in conjunction with the company's manufacturing consolidation efforts.  This lease obligation continues through June 2015.  This facility has been subleased.  The obligation presented above does not reflect any anticipated sublease income from the facilities.

As indicated in Note 12 to the consolidated financial statements, the company’s projected benefit obligation under its defined benefit plans exceeded the plans’ assets by $9.5 million at the end of 2008 as compared to $4.6 million at the end of 2007.  The unfunded benefit obligations were comprised of a $3.4 million underfunding of the company’s Smithville plan, which was acquired as part of the Star acquisition, $1.0 million underfunding of the company's union plan and $5.1 million underfunding of the company's director plans.  The company does not expect to contribute to the director plans in 2009.  The company made minimum contributions required by the Employee Retirement Income Security Act of 1974 (“ERISA”) of $0.7 million in 2008 to the company’s Smithville plan and $0.1 million in 2008 and 2007 to the company's union plan.  The company expects to continue to make minimum contributions to the Smithville and Elgin plans as required by ERISA, which are expected to be $0.3 million and $0.1 million, respectively in 2009.

The company places purchase orders with its suppliers in the ordinary course of business.  These purchase orders are generally to fulfill short-term manufacturing requirements of less than 90 days and most are cancelable with a restocking penalty.  The company has no long-term purchase contracts or minimum purchase obligations with any supplier.

The company has contractual obligations under its various debt agreements to make interest payments.  These amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments are not determinable.

The company has no activities, obligations or exposures associated with off-balance sheet arrangements.

Related Party Transactions

From December 29, 2007 through the date hereof, there were no transactions between the company, its directors and executive officers that are required to be disclosed pursuant to Item 404 of Regulation S-K, promulgated under the Securities and Exchange Act of 1934, as amended.

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

At the Food Processing Equipment Group, the company enters into long-term sales contracts for certain products.  Revenue under these long-term sales contracts is recognized using the percentage of completion method prescribed by American Institute of Certified Public Accountants Statement of Position No. 81-1 due to the length of time to fully manufacture and assemble the equipment.  The company measures revenue recognized based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract.  Because estimated labor hours to complete a project are based upon forecasts using the best available information, the actual hours may differ from original estimates.  The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the company's financial statements and most accurately measures the matching of revenues with expenses.  At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements.

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

Income taxes.  The company operates in numerous foreign and domestic taxing jurisdictions where it is subject to various types of tax, including sales tax and income tax.  The company's tax filings are subject to audits and adjustments. Because of the nature of the company’s operations, the nature of the audit items can be complex and the objectives of the government auditors can result in a tax on the same transaction or income in more than one state or country.  As part of the company's calculation of the provision for taxes, the company establishes reserves for the amount that it expects to incur as a result of audits. The reserves may change in the future due to new developments related to the various tax matters.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.”  This statement provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. This statement also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. To the extent that the acquisition costs were incurred prior to the effective date of this statement SFAS No. 141R provides for restatement of prior year periods in future filings to reflect the expensing of transaction costs related to acquisitions as if the statement had been applied in those periods. This statement is effective for business combinations occurring in fiscal years beginning after December 15, 2008.  Early adoption of FASB Statement No. 141R is not permitted.  The company will adopt this statement for acquisitions consummated after the statement’s effective date, including the acquisition of Turbochef, which was completed in January 2009 subsequent to the fiscal 2008 year end.  Accordingly, the company will apply the principles of SFAS No. 141R in valuing this acquisition.  Middleby shares of common stock which were issued in conjunction with this transaction, will be valued using the share price at the time of closing in determining the value of the purchase price.  Additionally, the company incurred approximately $4.6 million in transaction related expenses which were recorded as a deferred acquisition cost reported as an asset on the balance sheet on January 3, 2009.  In accordance with SFAS No. 141R, upon adoption, the company will apply a retrospective application and appropriately reflect the expenses incurred in 2008 in accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections,” on reporting a change in accounting principle.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of the company’s 2009 fiscal year, noncontrolling interests will be classified as equity in the company’s financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the company’s income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption.  The company will apply this guidance prospectively.  The company does not anticipate that the adoption of SFAS No. 160 will have a material impact on its financial statements.

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

In December 2008, the FASB issued FASB Staff Position, or FSP, No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This FSP replaces the requirement to disclose the percentage of the fair value of total plan assets for each major category of plan assets, such as equity securities, debt securities, real estate and all other assets, with the fair value of each major asset category as of each annual reporting date for which a financial statement is presented. It also amends SFAS No. 132(R) to require disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, using the guidance in SFAS No. 157, “Fair Value Measurements.” This FSP is applicable to employers that are subject to the disclosure requirements of SFAS No. 132(R) and is generally effective for fiscal years ending after December 15, 2009. The company will comply with the disclosure provisions of this FSP after its effective date.

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

Item 7A.      Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates.  The following table summarizes the maturity of the company's debt obligations:

	Fixed Rate Debt	Variable Rate Debt
	(dollars in thousands)

2009	$—	$6,377
2010	—	213
2011	—	213
2012	—	226,563
2013 and thereafter	—	1,334
	$—	$234,700

During the fourth quarter of 2008 the company entered into a new senior secured credit facility.  This agreement was later amended in August 2008 to provide for the acquisition of TurboChef. Terms of the senior credit agreement provide for $497.5 million of availability under a revolving credit line.  As of January 3, 2009, the company had $226.4 million of borrowings outstanding under this facility.  The company also has $4.4 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line.  Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $258.4 million at January 3, 2009.  On January 5, 2009, subsequent to the company’s fiscal 2008 year end, the company completed the acquisition of TurboChef for an aggregate purchase price of $160.3 million comprised of $116.3 million in cash and 1,539,668 shares of Middleby common stock valued at $44.0 million.  This acquisition was funded from availability under senior secured credit facility.

At January 3, 2009, borrowings under the senior secured credit facility were assessed at an interest rate at 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate.  At January 3, 2009 the average interest rate on the senior debt amounted to 2.36%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis.  Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line.  This variable commitment fee amounted to 0.20% as of January 3, 2009.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On January 3, 2009 these facilities amounted to $3.8 million in U.S. dollars, including $1.8 million outstanding under a revolving credit facility and $2.0 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 5.66% on January 3, 2009. The term loan matures in 2013 and the interest rate is assessed at 5.62%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l. in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On January 3, 2009, these facilities amounted to $4.5 million in U.S. dollars.  The interest rate on the credit facilities is tied to six-month Euro LIBOR. The facilities mature in April of 2015.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt.  The agreements swap one-month LIBOR for fixed rates. As of January 3, 2009, the company had the following interest rate swaps in effect.

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

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases and require, among other things, certain ratios of indebtedness of 3.5 debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and fixed charge coverage of 1.25 EBITDA to fixed charges.  The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document.  A material adverse effect is determined on a subjective basis by the company's creditors.  The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company.  At January 3, 2009, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates.  The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income.  As of January 3, 2009, the fair value of these instruments was a loss of $5.7 million.  The change in fair value of these swap agreements in fiscal 2008 was a loss of $3.4 million, net of taxes.

A summary of the company’s interest rate swaps is as follows:

	Fixed				Changes
Notional	Interest	Effective	Maturity	Fair Value	In Fair Value
Amount	Rate	Date	Date	Jan 3, 2009	(net of taxes)

$10,000,000	5.030%	3/3/2006	12/21/2009	$(367,000)	$(220,000)
10,000,000	2.520%	2/19/2008	2/19/2009	(33,000)	(20,000)
20,000,000	2.635%	2/6/2008	2/6/2009	(50,000)	(30,000)
25,000,000	3.350%	1/14/2008	1/14/2010	(599,000)	(359,000)
10,000,000	2.920%	2/1/2008	2/1/2010	(212,000)	(127,000)
10,000,000	2.785%	2/6/2008	2/8/2010	(203,000)	(122,000)
10,000,000	3.033%	2/6/2008	2/7/2011	(337,000)	(202,000)
10,000,000	2.820%	2/1/2008	2/1/2009	(20,000)	(12,000)
10,000,000	3.590%	6/10/2008	6/10/2011	(503,000)	(302,000)
20,000,000	3.350%	6/10/2008	6/10/2010	(651,000)	(391,000)
10,000,000	3.460%	9/8/2008	9/6/2011	(492,000)	(295,000)
15,000,000	3.130%	9/8/2008	9/7/2010	(530,000)	(318,000)
20,000,000	2.800%	9/8/2008	9/8/2009	(297,000)	(178,000)
25,000,000	3.670%	9/26/2008	9/23/2011	(1,433,000)	(860,000)

$205,000,000				$(5,727,000)	$(3,436,000)

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

We have audited the accompanying consolidated balance sheets of The Middleby Corporation and subsidiaries (the "Company") as of January 3, 2009 and December 29, 2007, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended January 3, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 8.  We also have audited the Company’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at New Star International Holdings, Inc., Giga Grandi Cucine S.r.l., and FriFri aro SA which were acquired on December 31, 2007, April 22, 2008, and April 23, 2008, respectively.  These acquisitions constitute 36.7% of total assets, 16.7% of net sales, and 18.9% of operating income of the consolidated financial statements of the Company as of, and for the year ended January 3, 2009.  Accordingly, our audit did not include the internal control over financial reporting at New Star International Holdings, Inc., Giga Grandi Cucine S.r.l., and FriFri aro SA.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial opinion of The Middleby Corporation and subsidiaries as of January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Note 8 to the consolidated financial statements, on December 31, 2006, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

DELOITTE & TOUCHE LLP

Chicago, IL
March 4, 2009

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 3, 2009 AND DECEMBER 29, 2007
(amounts in thousands, except share data)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$6,144	$7,463
Accounts receivable, net	85,969	73,090
Inventories, net	91,551	66,438
Prepaid expenses and other	7,646	10,341
Prepaid taxes	—	17,986
Current deferred taxes	18,387	11,095
Total current assets	209,697	186,413
Property, plant and equipment, net	44,757	36,774
Goodwill	266,663	134,800
Other intangibles	125,501	52,581
Other assets	7,880	3,079
Total assets	$654,498	$413,647

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$6,377	$2,683
Accounts payable	32,543	26,576
Accrued expenses	102,579	95,581
Total current liabilities	141,499	124,840
Long-term debt	228,323	93,514
Long-term deferred tax liability	33,687	2,568
Other non-current liabilities	23,029	9,813
Stockholders' equity:
Preferred stock, $0.01 par value; none issued	—	—
Common stock, $0.01 par value, 21,068,556 and 20,732,836 shares issued in 2008 and 2007, respectively	120	120
Paid-in capital	107,305	104,782
Treasury stock at cost; 4,074,713 and 3,855,044 shares in 2008 and 2007, respectively	(102,000)	(89,641)
Retained earnings	230,797	166,896
Accumulated other comprehensive (loss) income	(8,262)	755
Total stockholders' equity	227,960	182,912
Total liabilities and stockholders' equity	$654,498	$413,647

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED JANUARY 3, 2009, DECEMBER 29, 2007
AND DECEMBER 30, 2006
 (amounts in thousands, except per share data)

	2008	2007	2006

Net sales	$651,888	$500,472	$403,131
Cost of sales	403,746	308,107	246,254
Gross profit	248,142	192,365	156,877
Selling and distribution expenses	63,593	50,769	40,371
General and administrative expenses	64,931	48,663	39,605
Income from operations	119,618	92,933	76,901
Interest expense and deferred financing amortization, net	12,982	5,855	6,932
Write-off of unamortized deferred financing costs	—	481	—
Loss on financing derivatives	—	314	—
Other expense (income), net	2,414	(1,696)	161
Earnings before income taxes	104,222	87,979	69,808
Provision for income taxes	40,321	35,365	27,431
Net earnings	$63,901	$52,614	$42,377

Net earnings per share:
Basic	$4.00	$3.35	$2.77
Diluted	$3.75	$3.11	$2.57

Weighted average number of shares
Basic	15,978	15,694	15,286
Dilutive common stock equivalents	1,052	1,244	1,232
Diluted	17,030	16,938	16,518

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED JANUARY 3, 2009, DECEMBER 29, 2007
AND DECEMBER 30, 2006
(amounts in thousands)

					Accumulated
					Other	Total
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Stock	Earnings	Income	Equity
Balance, January 1, 2006	$117	$65,087	$(89,650)	$73,540	$(594)	$48,500
Comprehensive income:
Net earnings	-	-	-	42,377	-	42,377
Currency translation adjustments	-	-	-	-	945	945
Change in unrecognized pension benefit costs, net of tax of $145	-	-	-	-	218	218
Unrealized loss on interest rate swap, net of tax of $(88)	-	-	-	-	(132)	(132)
Comprehensive income	-	-	-	42,377	1,031	43,408
Exercise of stock options	-	789	-	-	-	789
Restricted stock issuance	-	-	9	-	-	9
Stock compensation	-	4,584	-	-	-	4,584
Tax benefit on stock compensation	-	3,283	-	-	-	3,283
Balance, December 30, 2006	$117	$73,743	$(89,641)	$115,917	$437	$100,573
Comprehensive income:
Net earnings	-	-	-	52,614	-	52,614
Currency translation adjustments	-	-	-	-	822	822
Change in unrecognized pension benefit costs, net of tax of $72	-	-	-	-	108	108
Unrealized loss on interest rate swap, net of tax of $(408)	-	-	-	-	(612)	(612)
Comprehensive income	-	-	-	52,614	318	52,932
Exercise of stock options	3	4,545	-	-	-	4,548
Stock compensation	-	7,787	-	-	-	7,787
Tax benefit on stock compensation	-	18,707	-	-	-	18,707
Cumulative effect related to the adoption of FIN 48	-	-	-	(1,635)	-	(1,635)
Balance, December 29, 2007	$120	$104,782	$(89,641)	$166,896	$755	$182,912
Comprehensive income:
Net earnings	-	-	-	63,901	-	63,901
Currency translation adjustments	-	-	-	-	(4,227)	(4,227)
Change in unrecognized pension benefit costs, net of tax of $(1,071)	-	-	-	-	(1,606)	(1,606)
Unrealized loss on interest rate swap, net of tax of $(2,123)	-	-	-	-	(3,184)	(3,184)
Comprehensive income	-	-	-	63,901	(9,017)	54,884
Exercise of stock options	-	270	-	-	-	270
Repurchase of treasury stock	-	-	(12,359)	-	-	(12,359)
Stock compensation	-	11,411	-	-	-	11,411
Tax benefit on stock compensation	-	(9,158)	-	-	-	(9,158)
Balance, January 3, 2009	$120	$107,305	$(102,000)	$230,797	$(8,262)	$227,960

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JANUARY 3, 2009, DECEMBER 29, 2007
AND DECEMBER 30, 2006
(amounts in thousands)

	2008	2007	2006
Cash flows from operating activities—
Net earnings	$63,901	$52,614	$42,377
Adjustments to reconcile net earnings to net cash provided by operating activities—
Depreciation and amortization	12,390	6,360	4,861
Non-cash share-based compensation	11,411	7,787	4,584
Deferred taxes	(1,542)	4,582	677
Write-off of umamortized deferred financing costs	—	481	—
Unrealized loss on derivative financial instruments	180	—	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	5,222	(9,004)	(11,366)
Inventories, net	(7,105)	(1,150)	(4,030)
Prepaid expenses and other assets	18,548	(15,581)	3,582
Accounts payable	(3,951)	1,193	1,062
Accrued expenses and other liabilities	(13,705)	12,211	8,322
Net cash provided by operating activities	85,349	59,493	50,069
Cash flows from investing activities—
Additions to property and equipment	(4,337)	(3,311)	(2,267)
Acquisition of Alkar	—	—	(1,500)
Acquisition of Houno, net of cash acquired	—	(179)	(4,896)
Acquisition of Jade	—	(7,779)	—
Acquisition of Carter-Hoffmann	(167)	(16,242)	—
Acquisition of MP Equipment	(3,000)	(15,269)	—
Acquisition of Wells Bloomfield, net of cash acquired	(321)	(28,904)	—
Acquisition of Star, net of cash acquired	(189,476)	—	—
Acquisition of Giga, net of cash acquired	(9,928)	—	—
Acquisition of Frifri, net of cash acquired	(2,865)	—	—
Net cash (used in) investing activities	(210,094)	(71,684)	(8,663)
Cash flows from financing activities—
Net (repayments) proceeds under previous revolving credit facilities	—	(30,100)	(26,150)
Net (repayments) under previous senior secured bank notes	—	(47,500)	(12,500)
Net proceeds under current revolving credit facilities	135,000	91,351	—
Net (repayments) proceeds under foreign bank loan	(803)	(970)	(1,936)
Repayments under note agreement	—	—	(2,145)
Debt issuance costs	(1,007)	(1,333)	—
Issuance of treasury stock	—	—	9
Repurchase of treasury stock	(12,359)	—	—
Excess tax benefit related to share-based compensation	2,976	—	—
Net proceeds from stock issuances	270	4,548	789
Net cash provided by (used in) financing activities	124,077	15,996	(41,933)

Effect of exchange rates on cash and cash equivalents	(651)	124	153

Changes in cash and cash equivalents—
Net (decrease) increase in cash and cash equivalents	(1,319)	3,929	(374)
Cash and cash equivalents at beginning of year	7,463	3,534	3,908

Cash and cash equivalents at end of year	$6,144	$7,463	$3,534

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED JANUARY 3, 2009, DECEMBER 29, 2007
AND DECEMBER 30, 2006

(1)          NATURE OF OPERATIONS

The Middleby Corporation (the "company") is engaged in the design, manufacture and sale of commercial foodservice and food processing equipment.  The company manufactures and assembles this equipment at eleven factories in the United States, one factory in China, one factory in Denmark, one factory in Italy and one factory in the Philippines.  The company operates in three business segments: 1) the Commercial Foodservice Equipment Group, 2) the Food Processing Equipment Group and 3) the International Distribution Division.

The Commercial Foodservice Equipment Group manufactures a broad line of cooking, heating and warming equipment including ranges, convection ovens, conveyor ovens, baking ovens, proofers, broilers, fryers, combi-ovens, charbroilers, steam equipment, pop-up and conveyor toasters, hot food servers, food warming equipment, griddles, ventless cooking systems, coffee brewers, tea brewers and beverage dispensing equipment.  End-user customers include: (i) fast food or quick-service restaurants, (ii) full-service restaurants, including casual-theme restaurants; (iii) retail outlets, such as convenience stores, supermarkets and department stores and (iv) public and private institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, military facilities and government agencies.  Included in these customers are several large multi-national restaurant chains, which account for a meaningful portion of the company's business, although no single customer accounts for more than 10% of net sales.  The company's domestic sales are primarily through independent dealers and distributors and are marketed by the company's sales personnel and a network of independent manufacturers' representatives.

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

(2)          ACQUISITIONS AND PURCHASE ACCOUNTING

The company operates in a highly fragmented industry and has completed numerous acquisitions over the past several years as a component of its growth strategy.  The company has acquired industry leading brands and technologies to position itself as  a leader in the commercial foodservice equipment and food processing equipment industries.

The company has accounted for all business combinations using the purchase method to record a new cost basis for the assets acquired and liabilities assumed.  The difference between the purchase price and the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the financial statements.  The results of operations are reflected in the consolidated financial statements of the company from the date of acquisition.

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

The goodwill is subject to the nonamortization provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, from the date of acquisition.  Other intangibles also includes $0.1 million allocated to backlog and $0.8 million allocated to developed technology which are amortized over periods of 1 month and 5 years, respectively.  Goodwill and other intangibles of Houno are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes.  These assets are not deductible for tax purposes.

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

The goodwill and $2.3 million of other intangibles associated with the trade name are subject to the non-amortization provisions of SFAS No. 142.  Other intangibles also includes $1.6 million allocated to customer relationships to be amortized over a period of 4 years.  Goodwill and other intangibles of Carter-Hoffmann are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes.  These assets are expected to be deductible for tax purposes.

MP Equipment

On July 2, 2007, the company completed its acquisition of the assets and operations of MP Equipment (“MP Equipment”), a leading manufacturer of food processing equipment for a purchase price of $15.0 million in cash plus transaction expenses.  During the quarter ended September 27, 2008, additional payments amounting to $3.0 million were made to the sellers pursuant to the purchase agreement upon the business reaching certain target profits.

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

The goodwill and $3.3 million of other intangibles associated with the trade name are subject to the non-amortization provisions of SFAS No. 142.  Other intangibles also includes $0.3 million allocated to backlog, $0.3 million allocated to developed technology and $1.8 million allocated to customer relationships, which are to be amortized over periods of 6 months, 5 years and 5 years, respectively.  Goodwill and other intangibles of MP Equipment are allocated to the Food Processing Equipment Group for segment reporting purposes.  These assets are expected to be deductible for tax purposes.

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

The final allocation of cash paid for the Star acquisition is summarized as follows (in thousands):

	Dec. 31, 2007	Adjustments	Jan. 3, 2009
Cash	$376	$—	$376
Current assets	27,783	1,176	28,959
Property, plant and equipment	8,225	—	8,225
Goodwill	101,365	17,407	118,772
Other intangibles	75,150	—	75,150
Other assets	71	—	71
Current liabilities	(10,205)	(1,836)	(12,041)
Deferred tax liabilities	(8,837)	(17,026)	(25,863)
Other non-current liabilities	(4,295)	498	(3,797)

Total cash paid	$189,633	$219	$189,852

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

Pro forma Financial Information

The following unaudited pro forma results of operations for the year ended December 29, 2007 and December 30, 2006, assumes the Star acquisition was completed on January 1, 2006.  The pro forma results include adjustments to reflect additional interest expense to fund the acquisition, amortization of intangibles associated with the acquisition, and the effects of adjustments made to the carrying value of certain assets.

	December 29, 2007	December 30, 2006

Net sales	$592,513	$487,283
Net earnings	$51,769	$40,672

Net earnings per share:
Basic	$3.30	$2.66
Diluted	$3.06	$2.46

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition of Star, been effective on January 1, 2006 or of future operations of the company.  Also, the pro forma financial information does not reflect the costs which the company incurred to integrate Star.

Giga

On April 22, 2008, the company acquired the stock of Giga Grandi Cucine S.r.l. (“Giga”), a leading European manufacturer of ranges, ovens and steam cooking equipment for a purchase price of $9.7 million in cash plus transaction costs.  The company also assumed $5.1 million of debt included as part of the net assets of Giga.  An additional deferred payment of $4.8 million is also due the seller ratably over a three year period. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreement.

The allocation of the purchase price to the assets acquired and liabilities assumed is under review and is subject to change based upon finalization of the valuation of the assets and liabilities acquired.

The preliminary allocation of cash paid for the Giga acquisition is summarized as follows (in thousands):

	Apr. 22, 2008	Adjustments	Jan. 3, 2009
Cash	$222	$—	$222
Current assets	14,645	(556)	14,089
Property, plant and equipment	628	—	628
Goodwill	10,135	(1,334)	8,801
Other intangibles	3,330	1,912	5,242
Other assets	473	—	473
Current maturities of long-term debt	(5,105)	—	(5,105)
Current liabilities	(8,757)	(12)	(8,769)
Other non-current liabilities	(5,431)	—	(5,431)

Total cash paid	$10,140	$10	$10,150

The goodwill and $3.7 million of other intangibles associated with the trade name are subject to the non-amortization provisions of SFAS No. 142.  Other intangibles also includes $0.2 million allocated to backlog and $1.3 million allocated to customer relationships, which are to be amortized over periods of 3 months and 4 to 10 years, respectively.  Goodwill and other intangibles of Giga are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

Frifri

On April 23, 2008, the company acquired the assets of Frifri aro SA (“Frifri”), a leading European supplier of frying systems for an aggregate purchase price of $3.4 million plus transaction costs.  The purchase price is subject to adjustment based upon a working capital provision within the purchase agreement.

The allocation of the purchase price to the assets acquired and liabilities assumed is under review and is subject to change based upon finalization of the valuation of the assets and liabilities acquired.

The preliminary allocation of cash paid for the Frifri acquisition is summarized as follows (in thousands):

	Apr. 23, 2008	Adjustments	Jan. 3, 2009
Cash	$469	$194	$663
Current assets	4,263	(263)	4,000
Property, plant and equipment	460	(8)	452
Goodwill	1,155	1,714	2,869
Current liabilities	(2,828)	(1,628)	(4,456)

Total cash paid	$3,519	$9	$3,528

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

(4)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)          Basis of Presentation

The consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.   The company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. Significant items that are subject to such estimates and judgments include allowances for doubtful accounts, reserves for excess and obsolete inventories, long-lived and intangible assets, warranty reserves, insurance reserves, income tax reserves and post-retirement obligations.  On an ongoing basis, the company evaluates its estimates and assumptions based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The company's fiscal year ends on the Saturday nearest December 31.  Fiscal years 2008, 2007 and 2006 ended on January 3, 2009, December 29, 2007 and December 30, 2006, respectively, and included 53, 52 and 52 weeks, respectively.

(b)          Cash and Cash Equivalents

The company considers all short-term investments with original maturities of three months or less when acquired to be cash equivalents.  The company’s policy is to invest its excess cash in interest-bearing deposits with major banks that are subject to minimal credit and market risk.

(c)           Accounts Receivable

Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $6,598,000 and $5,818,000 at January 3, 2009 and December 29, 2007, respectively.

 (d)         Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market.  Costs for inventories at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method.  These inventories under the LIFO method amounted to $22.5 million in 2008 and $16.4 million in 2007 and represented approximately 25% of the total inventory in each respective year. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method.  The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization.  Inventories at January 3, 2009 and December 29, 2007 are as follows:

	2008	2007
	(dollars in thousands)

Raw materials and parts	$36,375	$25,047
Work in process	21,075	11,033
Finished goods	34,668	30,669
	92,117	66,749
LIFO reserve	(567)	(311)
	$91,551	$66,438

 (e)          Property, Plant and Equipment

Property, plant and equipment are carried at cost as follows:

	2008	2007
	(dollars in thousands)

Land	$6,823	$6,180
Building and improvements	34,392	29,050
Furniture and fixtures	9,217	11,163
Machinery and equipment	34,695	31,495
	85,127	77,888
Less accumulated depreciation	(40,370)	(41,114)
	$44,757	$36,774

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

Depreciation expense amounted to $5,007,300, $4,174,000 and $3,419,000 in fiscal 2008, 2007 and 2006, respectively.

Expenditures which significantly extend useful lives are capitalized.  Maintenance and repairs are charged to expense as incurred.  Asset impairments are recorded whenever events or changes in circumstances indicate that the recorded value of an asset is less than the sum of its expected future undiscounted cash flows.

(f)           Goodwill and Other Intangibles

In accordance with Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Other Intangible Assets”, the company’s long-lived assets (including goodwill and other intangibles) are reviewed for impairment annually at the end of the fiscal year and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of long-lived assets (including Goodwill and Other Intangibles), the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors.   Estimates of future cash flows are judgments based on the company’s experience and knowledge of operations.  These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends.  If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges. Any such charge could have a material adverse effect on the company’s reported net earnings.

Goodwill is allocated to the business segments as follows (in thousands):

	Commercial	Food	International
	Foodservice	Processing	Distribution	Total

Balance as of December 31, 2006	$84,366	$20,193	$—	$104,559

Goodwill acquired during the year	20,047	10,135	—	30,182
Exchange effect	59	—	—	59

Balance as of December 29, 2007	$104,472	$30,328	$—	$134,800

Goodwill acquired during the year	131,490	1,198	—	132,688
Exchange effect	(825)	—	—	(825)

Balance as of January 3, 2009	$235,137	$31,526	$—	$266,663

Intangible assets consist of the following (in thousands):

	January 3, 2009			December 29, 2007
		Gross			Gross
	Estimated	Carrying	Accumulated	Estimated	Carrying	Accumulated
	Life	Amount	Amortization	Life	Amount	Amortization
Amortized intangible assets:
Customer lists	2 to 10 yrs	$33,553	$(7,079)	2 to 10 yrs	$8,440	$(1,408)
Backlog	4 to 7 mos	1,659	(1,659)	4 to 7 mos	1,100	(1,100)
Developed technology	2 to 7 yrs	4,630	(1,038)	7 yrs	830	(404)
		$39,842	$(9,776)		$10,370	$(2,912)
Unamortized intangible assets:
Trademarks and tradenames		$95,435			$45,123

The aggregate intangible amortization expense was $6.9 million, $1.9 million and $1.2 million in 2008, 2007 and 2006, respectively.  The estimated future amortization expense of intangible assets is as follows (in thousands):

2009	$5,857
2010	5,829
2011	5,040
2012	4,460
2013	4,310
Thereafter	4,570
$30,066

(g)          Accrued Expenses

Accrued expenses consist of the following at January 3, 2009 and December 29, 2007, respectively:
	2008	2007
	(dollars in thousands)

Accrued payroll and related expenses	$23,294	$21,448
Accrued customer rebates	13,960	16,326
Accrued warranty	12,595	12,276
Accrued product liability and workers comp	8,577	6,978
Accrued professional services	5,283	2,570
Other accrued expenses	38,870	35,983

	$102,579	$95,581

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

(i)           Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss) as reported in the consolidated balance sheets:

	2008	2007
	(dollars in thousands)

Unrecognized pension benefit costs, net of tax	$(2,540)	$(934)
Unrealized loss on interest rate swap, net of tax	(3,184)	—
Currency translation adjustments	(2,538)	1,689

	$(8,262)	$755

 (j)         Fair Value Measures

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
Level 3 – Unobservable inputs based on the company’s own assumptions.

The company’s financial assets, which are measured at fair value on a recurring basis are categorized using the fair value hierarchy at January 3, 2009, are as follows (in thousands):

	Fair Value	Fair Value	Fair Value
	Level 1	Level 2	Level 3	Total

Financial Assets:
None	—	—	—	—

Financial Liabilities:
Interest rate swaps	—	$5,727	—	$5,727

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement is effective for fiscal years beginning after November 15, 2007. As the company did not elect the fair value option, the adoption of SFAS No. 159 did not have a material impact on the company’s financial position, results of operations and cash flows for the fiscal year ended January 3, 2009.

(k)        Foreign Currency

Foreign currency transactions are accounted for in accordance with SFAS No. 52 “Foreign Currency Translation.”  The income statements of the company’s foreign operations are translated at the monthly average rates.  Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date.  These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity.  Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur.  These transactions amounted to a loss of $1.9 million in fiscal 2008, a gain of $1.2 million in fiscal 2007 and a loss of $0.2 million in fiscal 2006.

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

At the Food Processing Equipment Group, the company enters into long-term sales contracts for certain products.  Revenue under these long-term sales contracts is recognized using the percentage of completion method prescribed by the American Institute of Certified Public Accountants Statement of Position No. 81-1 due to the length of time to fully manufacture and assemble the equipment.  The company measures revenue recognized based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract.  Because estimated labor hours to complete a project are based upon forecasts using the best available information, the actual hours may differ from original estimates.  The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the company's financial statements and most accurately measures the matching of revenues with expenses.  At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements.

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

A rollforward of the warranty reserve is as follows:

	2008	2007
	(dollars in thousands)

Beginning balance	$12,276	$11,292
Warranty reserve related to acquisitions	1,442	1,710
Warranty expense	14,218	10,169
Warranty claims	(15,341)	(10,895)
Ending balance	$12,595	$12,276

 (n)         Research and Development Costs

Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred.  These costs were $6,638,150, $5,835,000 and $4,575,000 in fiscal 2008, 2007 and 2006, respectively.

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

The company adopted SFAS No. 123R as of January 1, 2006, using the modified prospective transition method. In accordance with the modified prospective transition method, the company’s consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Share-based compensation expense of $11.4 million, $7.8 million and $4.6 million, respectively, was recognized for fiscal 2008, 2007 and 2006, respectively.  This included $0.6 million  $0.6 million and $1.1 million for fiscal 2008, 2007 and 2006, respectively associated with stock options and $10.8 million, $7.2 million and $3.5 million, respectively, for fiscal 2008, 2007 and 2006, respectively associated with stock grants.

Prior to the adoption of SFAS No. 123R, the company had recorded share-based compensation expense related to stock grants as required by APB Opinion No. 25.  In accordance with APB No. 25, the company established the value of a stock grant based upon the market value of the stock at the time of issuance.  Under APB No.25 the value of the stock grant is amortized and recorded as compensation expense over the applicable vesting period. The company issued stock grants with a fair value of $11.4 million in 2008 and $23.9 million in 2007. There were no stock grants issued in 2006.

As of January 3, 2009, there was $26.7 million of total unrecognized compensation cost related to nonvested share-based stock option and stock grant compensation arrangements, which will be recognized over a weighted average life of 3.09 years.

The fair value of stock options and restricted share awards have been estimated using Black-Scholes and binomial option-pricing models, based on the average market price at the grant date and the weighted average assumptions specific to those option and share awards.  Stock option and restricted share award valuation models require the input of highly subjective assumptions. As the company’s options have characteristics significantly different from those of traded share and options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.  Expected volatility assumptions are based on historical volatility of the company’s stock.  Expected life assumptions are based on the “simplified” method as described in SEC SAB No. 107, which is the midpoint between the vesting date and the end of the contractual term.  The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.  The company issued 266,500 and 514,000 restricted share awards in 2008 and 2007, respectively and 3,500 stock option awards in 2006. The weighted average assumptions utilized for stock option and restricted share grants during the periods presented are as follows:

	2008	2007	2006
Share based award assumptions (weighted average):
Volatility	37.8%	37.5%	40.0%
Expected life (years)	4.0	3.3	4.6
Risk-free interest rate	2.9%	4.5%	5.0%
Dividend yield	0.0%	0.0%	0.0%

Fair value	$42.87	$46.38	$36.10

 (p)        Earnings Per Share

In accordance with SFAS No. 128 “Earnings Per Share”, “basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding, warrants and other dilutive securities.

The company’s potentially dilutive securities consist of shares issuable on exercise of outstanding options and vesting of restricted stock grants computed using the treasury method and amounted to 1,052,000, 1,244,000 and 1,232,000 for fiscal 2008, 2007 and 2006, respectively.

(q)         Consolidated Statements of Cash Flows

Cash paid for interest was $11.2 million, $6.0 million and $6.1million in fiscal 2008, 2007 and 2006, respectively.  Cash payments totaling $35.0 million, $35.8 million and $11.4 million were made for income taxes during fiscal 2008, 2007 and 2006, respectively.

 (r)         New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This statement provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. This statement also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. To the extent that the acquisition costs were incurred prior to the effective date of this statement SFAS No. 141R provides for restatement of prior year periods in future filings to reflect the expensing of transaction costs related to acquisitions as if the statement had been applied in those periods. This statement is effective for business combinations occurring in fiscal years beginning after December 15, 2008.  Early adoption of FASB Statement No. 141R is not permitted.  The company will adopt this statement for acquisitions consummated after the statement’s effective date, including the acquisition of Turbochef Technologies, Inc., (“TurboChef”), which was completed in January 2009 subsequent to the fiscal 2008 year end.  Accordingly, the company will apply the principles of SFAS No. 141R in valuing this acquisition.  Middleby shares of common stock which were issued in conjunction with this transaction, will be valued using the share price at the time of closing in determining the value of the purchase price.  Additionally, the company incurred approximately $4.6 million in transaction related expenses which were recorded as a deferred acquisition cost reported as an asset on the balance sheet on January 3, 2009.  In accordance with SFAS No. 141R, upon adoption, the company will apply a retrospective application and appropriately reflect the expenses incurred in 2008 in accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections,” on reporting a change in accounting principle.

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

In December 2008, the FASB issued FASB Staff Position, or FSP, No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This FSP replaces the requirement to disclose the percentage of the fair value of total plan assets for each major category of plan assets, such as equity securities, debt securities, real estate and all other assets, with the fair value of each major asset category as of each annual reporting date for which a financial statement is presented. It also amends SFAS No. 132(R) to require disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, using the guidance in SFAS No. 157, “Fair Value Measurements.” This FSP is applicable to employers that are subject to the disclosure requirements of SFAS No. 132(R) and is generally effective for fiscal years ending after December 15, 2009. The company will comply with the disclosure provisions of this FSP after its effective date.

(5)           FINANCING ARRANGEMENTS

The following is a summary of long-term debt at January 3, 2009 and December 29, 2007:

	2008	2007
	(dollars in thousands)

Senior secured revolving credit line	$226,350	$91,350
Foreign loans	8,350	4,847

Total debt	$234,700	$96,197

Less current maturities of long-term debt	6,377	2,683

Long-term debt	$228,323	$93,514

During the fourth quarter of 2007 the company entered into a new senior secured credit facility.  This agreement was later amended in August 2008 to provide for the acquisition of TurboChef. Terms of the senior credit agreement provide for $497.5 million of availability under a revolving credit line.  As of January 3, 2009, the company had $226.4 million of borrowings outstanding under this facility.  The company also has $4.4 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line.  Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $258.4 million at January 3, 2009.    On January 5, 2009, subsequent to the company’s fiscal 2008 year end, the company completed the acquisition of TurboChef for an aggregate purchase price of $160.3 million comprised of $116.3 million in cash and 1,539,668 shares of Middleby common stock valued at $44.0 million.  This acquisition was funded from availability under senior secured credit facility.

At January 3, 2009, borrowings under the senior secured credit facility were assessed at an interest rate at 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate.  At January 3, 2009, the average interest rate on the senior debt amounted to 2.36%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis.  Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line.  This variable commitment fee amounted to 0.20% as of January 3, 2009.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On January 3, 2009, these facilities amounted to $3.8 million in U.S. dollars, including $1.8 million outstanding under a revolving credit facility and $2.0 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 5.66% on January 3, 2009. The term loan matures in 2013 and the interest rate is assessed at 5.62%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l. in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On January 3, 2009, these facilities amounted to $4.5 million in U.S. dollars.   The interest rate on the credit facilities is tied to six-month Euro LIBOR. The facilities mature in April of 2015.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt.  The agreements swap one-month LIBOR for fixed rates.   As of January 3, 2009 the company had the following interest rate swaps in effect.

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

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness of 3.5 debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and fixed charge coverage of 1.25 EBITDA to fixed charges.  The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors.  The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company.  At January 3, 2009, the company was in compliance with all covenants pursuant to its borrowing agreements.

The aggregate amount of debt payable during each of the next five years is as follows:

(dollars in thousands)
2009	$6,377
2010	213
2011	213
2012	226,563
2013 and thereafter	1,334

$234,700

As of December 29, 2007, the company had $91.4 million outstanding under its senior secured credit facility.  The company also had $5.1million in outstanding letters of credit at December 29, 2007.  At December 29, 2007 the average interest rate on the senior debt amounted to 7.25%.

As of December 29, 2007, the company had $4.8 million in U.S. dollars outstanding in a debt facility with borrowings in Danish Krone, including a $2.2 million term loan and $2.6 million under revolving credit facilities.

(6)	COMMON AND PREFERRED STOCK

(a)	Shares Authorized and Issued

At January 3, 2009 and December 29, 2007 the company had 47,500,000, shares of common stock and 2,000,000 shares of Non-voting Preferred Stock authorized.  At January 3, 2009, there were 16,933,843 common stock shares outstanding.

(b)	Treasury Stock

In July 1998, the company's Board of Directors adopted a stock repurchase program and during 1998 authorized the purchase of up to 1,800,000 common shares in open market purchases.  As of January 3, 2009, 1,172,668 shares had been purchased under the 1998 stock repurchase program and 627,332 remain authorized for repurchase.

At January 3, 2009, the company had a total of 4,074,713 shares in treasury amounting to $102.0 million.

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

As of January 3, 2009, a total of 3,495,020 share based awards have been issued under the 1998 Plan.  This includes 1,066,500 stock grants, of which 450,243 remain unvested and 2,428,520 stock options, of which 1,646,932 have been exercised and 788,388 remain outstanding.

The company also maintains a 2007 Stock Incentive Plan (the "2007 Plan"), as created on May 7, 2007, under which the company's Board of Directors issues stock options and stock grants to key employees. A maximum amount of 400,000 shares can be issued under the 2007 Plan.  Stock options issued under the plan provide key employees with rights to purchase shares of common stock at specified exercise prices. Options may be exercised upon certain vesting requirements being met, but expire to the extent unexercised within a maximum of ten years from the date of grant. Stock grants issued to employees are transferable upon certain vesting requirements being met.

As of January 3, 2009, a total of 386,000 share based awards have been issued under the 2007 Plan.  This includes 386,000 stock grants, of which 379,000 remain outstanding and unvested.

The company issues share-based awards from shares that have been authorized as new share issuances.  The company does not anticipate it will be required to repurchase any additional shares of common stock in 2008 to satisfy obligations under its share-based award programs.

A summary of stock option activity under the 1998 Stock Incentive Plan is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value

Outstanding at December 29, 2007:	851,608	$9.58
Granted	—	—
Exercised	(63,220)	$3.76
Forfeited	—	—
Outstanding at January 3, 2009:	788,388	$10.04	4.52	$14.640

Exercisable at January 3, 2009:	707,059	$8.68	4.42	$14.092

A summary of the stock option activity under the Directors Plan is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value

Outstanding at December 29, 2007:	6,000	$5.26
Granted	—	—
Exercised	(6,000)	$5.26
Forfeited	—	—
Outstanding at January 3, 2009:	—	—	—	—

Exercisable at January 3, 2009:	—	—	—	—

A summary of the company’s nonvested share grant activity under the 1998 and 2007 Stock Incentive Plans and related information for fiscal years ended January 3, 2009 and December 29, 2007 is as follows:

		Weighted Average
		Grant-Date
	Shares	Fair Value

Nonvested Shares

Nonvested shares at December 31, 2005	560,000	$25.37

Granted	—	$—
Vested	(140,000)	24.50
Forfeited	—	$—

Nonvested shares at December 30, 2006	420,000	$25.65

Granted	516,000	$46.55
Vested	—	—
Forfeited	(32,000)	$41.86

Nonvested shares at December 29, 2007	904,000	$30.19

Granted	266,500	$56.91
Vested	(336,457)	$50.85
Forfeited	(4,800)	$84.09

Nonvested shares at January 3, 2009	829,243	$72.33

Additional information related to the share based compensation is as follows:

	2008	2007	2006
	(dollars in thousands)

Intrinsic value of options exercised	$1,985	$28,595	$4,010
Cash received from exercise	270	4,548	789
Tax benefit from option exercises	166	10,340	514

(7)	INCOME TAXES

Earnings before taxes is summarized as follows:

	2008	2007	2006
	(dollars in thousands)

Domestic	$97,307	$81,371	$65,156
Foreign	6,915	6,608	4,652
Total	$104,222	$87,979	$69,808

The provision for income taxes is summarized as follows:

	2008	2007	2006
	(dollars in thousands)

Federal	$31,936	$27,452	$21,189
State and local	5,719	5,758	4,582
Foreign	2,666	2,155	1,660
Total	$40,321	$35,365	$27,431

Current	$41,863	$30,783	$26,754
Deferred	(1,542)	4,582	677
Total	$40,321	$35,365	$27,431

Reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate are as follows:

	2008	2007	2006
U.S. federal statutory tax rate	35.0%	35.0%	35.0%

Permanent book vs. tax differences	(2.4)	(1.1)	(0.9)
State taxes, net of federal benefit	3.4	4.3	4.4
U.S. taxes on foreign earnings and foreign tax rate differentials	1.3	0.9	0.7
Reserve adjustments and other	1.4	1.1	0.1

Consolidated effective tax	38.7%	40.2%	39.3%

At January 3, 2009 and December 29, 2007, the company had recorded the following deferred tax assets and liabilities, which were comprised of the following:

	2008	2007
	(dollars in thousands)
Deferred tax assets:

Compensation related	$4,123	$10,521
Accrued retirement benefits	3,900	1,463
Warranty reserves	3,744	3,870
Product liability and workers comp reserves	3,061	2,382
Receivable related reserves	2,610	1,279
Interest rate swap	2,123	—
Inventory reserves	1,882	1,293
Unicap	1,383	562
Accrued plant closure	895	948
Foreign NOL carryforwards	363	—
Depreciation	—	141
Other	5,210	2,271
Gross deferred tax assets	29,294	24,730
Valuation allowance	(363)	—
Deferred tax assets	$28,931	$24,730

Deferred tax liabilities:
Intangible assets	$(39,693)	$(13,442)
Foreign tax earnings repatriation	(3,012)	(2,388)
Depreciation	(539)	—
LIFO reserves	(448)	(373)
Other	(539)	—
Deferred tax liabilities	$(44,231)	$(16,203)

The company recorded $2.9 million of deferred tax assets and $27.0 million of deferred tax liabilities in conjunction with the acquisition of New Star Holdings, Inc. during fiscal 2008. This net deferred tax liability was reflected in the opening balance sheet and in the determination of goodwill.

Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized.  The valuation allowances recorded at January 3, 2009 relate to net operating loss carryforwards at certain foreign operations of the company.

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

As of the adoption date, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $5.7 million plus approximately $0.5 million of accrued interest and $0.8 million of penalties. As of January 3, 2009, the corresponding balance of liability for unrecognized tax benefits was approximately $10.4  million (of which the entire amount would impact the effective tax rate if recognized) plus approximately $1.4 million of accrued interest and $1.8 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense, which is consistent with reporting in prior periods.

The following table summarizes the activity related to the unrecognized tax benefits for the fiscal years ended December 29, 2007 and January 3, 2009 (dollars in thousands):

Balance at December 30, 2006	$5,732

Increases to current year tax positions	3,235
Expiration of the statue of limitations for the assessment of taxes	(1,301)

Balance at December 29, 2007	$7,666

Increases to current year tax positions	4,156
Decrease to prior year tax positions	(2,285)
Increase to prior year tax positions	835

Balance at January 3, 2009	$10,372

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

It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. While a reasonable range of the amount cannot be determined, the company believes such decrease would not be material.

A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States – federal	2007 - 2008
United States – states	2002 - 2008
China	2002 - 2008
Denmark	2006 - 2008
Mexico	2005 - 2008
Philippines	2006 - 2008
South Korea	2005 - 2008
Spain	2007 - 2008
Taiwan	2007 - 2008
United Kingdom	2007 - 2008

(8)	FINANCIAL INSTRUMENTS

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. The statement requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Derivatives that do not qualify as a hedge must be adjusted to fair value in earnings. If the derivative does qualify as a hedge under SFAS No. 133, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments or recognized in other accumulated comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge’s change in fair value will be immediately recognized in earnings.

(a)	Foreign exchange

           The company periodically enters into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. There were no forward contracts outstanding as of January 3, 2009.

(b)	Interest rate

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for a fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of January 3, 2009, the fair value of these instruments was a loss of $5.7 million. The change in fair value of these swap agreements in 2008 was a loss of $3.4 million, net of taxes.

	Fixed				Changes
Notional	Interest	Effective	Maturity	Fair Value	In Fair Value
Amount	Rate	Date	Date	Jan 3, 2009	(net of taxes)

$10,000,000	5.030%	3/3/2006	12/21/2009	$(367,000)	$(220,000)
10,000,000	2.520%	2/19/2008	2/19/2009	(33,000)	(20,000)
20,000,000	2.635%	2/6/2008	2/6/2009	(50,000)	(30,000)
25,000,000	3.350%	1/14/2008	1/14/2010	(599,000)	(359,000)
10,000,000	2.920%	2/1/2008	2/1/2010	(212,000)	(127,000)
10,000,000	2.785%	2/6/2008	2/8/2010	(203,000)	(122,000)
10,000,000	3.033%	2/6/2008	2/7/2011	(337,000)	(202,000)
10,000,000	2.820%	2/1/2008	2/1/2009	(20,000)	(12,000)
10,000,000	3.590%	6/10/2008	6/10/2011	(503,000)	(302,000)
20,000,000	3.350%	6/10/2008	6/10/2010	(651,000)	(391,000)
10,000,000	3.460%	9/8/2008	9/6/2011	(492,000)	(295,000)
15,000,000	3.130%	9/8/2008	9/7/2010	(530,000)	(318,000)
20,000,000	2.800%	9/8/2008	9/8/2009	(297,000)	(178,000)
25,000,000	3.670%	9/26/2008	9/23/2011	(1,433,000)	(860,000)

$205,000,000				$(5,727,000)	$(3,436,000)

(9)	LEASE COMMITMENTS

The company leases warehouse space, office facilities and equipment under operating leases, which expire in fiscal 2008 and thereafter.  The company also has a lease obligation for a manufacturing facility that was exited in conjunction with manufacturing consolidation efforts in 2001.  Future payment obligations under these leases are as follows:

		Idle
	Operating	Facility	Total Lease
	Leases	Leases	Commitments
	(dollars in thousands)
2009	$3,177	$379	$3,556
2010	2,271	422	2,693
2011	1,530	428	1,958
2012	690	435	1,125
2013 and thereafter	466	1,177	1,643

	$8,134	$2,841	$10,975

Rental expense pertaining to the operating leases was $4.2 million, $1.7 million, and $0.9 million in fiscal 2008, 2007, and 2006, respectively.

The idle lease obligations relate to a manufacturing facility in Quakertown, Pennsylvania that was exited in 2001.  Obligations under that lease extend through June 2015.  The company has established reserves of $2.3 million to cover the costs of obligations under this lease, net of anticipated sublease income.  Management believes the remaining reserve balance is adequate to cover costs associated with the lease obligation.  However, the forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate.  If the company's estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

(10)	SEGMENT INFORMATION

The company operates in three reportable operating segments defined by management reporting structure and operating activities.

The Commercial Foodservice Equipment Group manufactures cooking equipment for restaurants and institutional kitchens.  This business division has manufacturing facilities in California, Illinois, Michigan, Nevada, New Hampshire, North Carolina, Tennessee, Vermont, China, Denmark, Italy and the Philippines.  Principal product lines of this group include conveyor ovens, ranges, steamers, convection ovens, combi-ovens, broilers and steam cooking equipment, baking and proofing ovens, griddles, charbroilers, catering equipment, fryers, toasters, hot food servers, foodwarming equipment, griddles and coffee and beverage dispensing equipment.  These products are sold and marketed under the brand names:  Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, CTX, Carter-Hoffmann, Frifri, Giga, Holman, Houno, Jade, Lang, MagiKitch’n, Middleby Marshall, Nu-Vu, Pitco, Southbend, Star, Toastmaster, and Wells.

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

The following table summarizes the results of operations for the company’s business segments1 (dollars in thousands):

	Commercial	Food	International	Corporate
	Foodservice	Processing	Distribution	and Other(2)	Eliminations(3)	Total
2008
Net sales	$547,351	$78,510	$62, 427	$—	$(36,400)	$651,888
Operating income	134,462	13,540	4,833	(34,722)	1,505	119,618
Depreciation and amortization expense	10,441	1,650	196	(397)	—	11,890
Net capital expenditures	3,733	389	154	61	—	4,337
Total assets	525,476	66,183	24,857	44,960	(6,978)	654,498
Long-lived assets	371,314	43,459	518	29,510	—	444,801

2007
Net sales	$403,735	$70,467	$62,476	$—	$(36,206)	$500,472
Operating income	95,822	15,324	4,645	(23,853)	995	92,933
Depreciation and amortization expense	4,572	1,260	156	128	—	6,116
Net capital expenditures	2,906	92	234	79	—	3,311
Total assets	279,751	79,928	29,914	32,567	(8,513)	413,647
Long-lived assets	168,422	46,405	660	11,747	—	227,234

2006
Net sales	$324,206	$55,153	$56,496	$—	$(32,724)	$403,131
Operating income	85,267	8,396	3,160	(18,771)	(1,151)	76,901
Depreciation and amortization expense	3,163	1,295	110	52	—	4,620
Net capital expenditures	1,421	447	83	316	—	2,267
Total assets	214,590	45,445	27,764	7,650	(7,126)	288,323
Long-lived assets	133,242	27,791	500	9,115	—	170,648

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

Long-lived assets by major geographic region are as follows:

	2008	2007	2006
	(dollars in thousands)

United States and Canada	$423,379	$223,292	$167,339

Asia	2,061	1,929	2,002
Europe and Middle East	19,133	2,013	1,307
Latin America	228	—	—
Total international	21,422	3,942	3,309

	$444,801	$227,234	$170,648

Net sales by each major geographic region are as follows:

	2008	2007	2006
	(dollars in thousands)

United States and Canada	$529,637	$399,151	$326,023

Asia	34,516	30,561	25,779
Europe and Middle East	69,046	53,646	34,831
Latin America	18,689	17,114	16,498
Total international	122,251	101,321	77,108

	$651,888	$500,472	$403,131

(11)	EMPLOYEE RETIREMENT PLANS

(a)           Pension Plans

The company maintains a non-contributory defined benefit plan for its employees at Smithville, Tennessee facility, which was acquired as part of the Star acquisition. Benefits are determined based upon retirement age and years of service with the company.  This defined benefit plan was frozen on April 1, 2008 and no further benefits accrue to the participants beyond this date.  Plan participants will receive or continue to receive payments for benefits earned on or prior to April 1, 2008 upon reaching retirement age.

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

A summary of the plans’ net periodic pension cost, benefit obligations, funded status, and net balance sheet position is as follows:

	(dollars in thousands)
	2008	2008	2008	2007	2007
	Smithville	Elgin	Director	Elgin	Director
	Plan	Plan	Plans	Plan	Plans
Net Periodic Pension Cost:
Service cost	$—	$—	$993	$—	$954
Interest cost	582	267	288	259	199
Expected return on assets	(602)	(230)	—	(214)	—
Amortization of net (gain) loss	—	119	—	148	—
	$(20)	$156	$1,281	$193	$1,153

Change in Benefit Obligation:
Benefit obligation – beginning of year	$10,215	$4,627	$3,975	$4,662	$2,822
Service cost	—	—	993	—	954
Interest on benefit obligations	582	267	288	259	199
Actuarial (gains) losses	(391)	(305)	(169)	(99)	—
Net benefit payments	(194)	(301)	—	(195)	—
Benefit obligation – end of year	$10,212	$4,288	$5,087	$4,627	$3,975

Change in Plan Assets:
Plan assets at fair value – beginning of year	$8,502	$4,013	$—	$3,999	$—
Company contributions	700	—	—	61	—
Investment (loss) gain	(2,158)	(502)	—	148	—
Benefit payments and plan expenses	(194)	(301)	—	(195)	—
Plan assets at fair value – end of year	$6,850	$3,210	$—	$4,013	$—

Funded Status:
Unfunded benefit obligation	$(3,362)	$(1,078)	$(5,087)	$(614)	$(3,975)

Amounts recognized in balance sheet at year end:
Other Noncurrent liabilities	$(3,362)	$(1,078)	$(5,087)	$(614)	$(3,975)

Pre-tax components in accumulated other comprehensive income:
Net actuarial loss	$2,370	$1,863	$—	$1,555	$—
Net prior service cost	—	—	—	—	—
Net transaction (asset) obligations	—	—	—	—	—
Total amount recognized	$2,370	$1,863	—	$1,555	$—

Accumulated Benefit Obligation:	$10,212	$4,288	$3,417	$4,627	$2,433

Salary growth rate	n/a	n/a	10.0%	n/a	8.7%
Assumed discount rate	6.0%	6.0%	6.0%	5.8%	5.8%
Expected return on assets	7.0%	5.5%	n/a	5.5%	n/a

The company has engaged a non-affiliated third party professional investment advisor to assist the company to develop its investment policy and establish asset allocations.  The company's overall investment objective is to provide a return, that along with company contributions, is expected to meet future benefit payments.  Investment policy is established in consideration of anticipated future timing of benefit payments under the plans.  The anticipated duration of the investment and the potential for investment losses during that period are carefully weighed against the potential for appreciation when making investment decisions.  The company routinely monitors the performance of investments made under the plans and reviews investment policy in consideration of changes made to the plans or expected changes in the timing of future benefit payments.

The assets of the union plan were invested in the following classes of securities (none of which were securities of the company):

	2008	2008	2007
	Smithville	Elgin	Elgin
	Plan	Plan	Plan

Equity	50%	21%	27%
Fixed income	46	1	16
Money market	4	78	57
	100%	100%	100%

The expected return on assets is developed in consideration of the anticipated duration of investment period for assets held by the plan, the allocation of assets in the plan, and the historical returns for plan assets.

Estimated future benefit payments under the plans are as follows (dollars in thousands):

	Smithville Plan	Elgin Plan	Director Plans
2009	$280	$286	$40
2010	300	286	40
2011	320	294	40
2012	370	303	131
2013	390	311	176
2014 thru 2018	2,660	1,592	4,006

Contributions to the directors' plan are based upon actual retirement benefits for directors as they retire.  Contributions under the Smithville and Elgin plans are funded in accordance with provisions of The Employee Retirement Income Security Act of 1974.  Expected contributions to the Smithville and Elgin plans to be made in 2009 are $0.3 million and $0.1 million, respectively.

(b)           401K Savings Plans

As of January 3, 2009 the company maintained two separate defined contribution 401K savings plans covering all employees in the United States.  These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States.

In conjunction with the freeze on future benefits under the defined benefit plan for union employees at the Elgin, Illinois facility, the company established a 401K savings plan for this group of employees.  The company makes contributions to this plan in accordance with its agreement with the union.  These contributions amounted to $48,000 for 2008, $61,000 for 2007 and $206,000 for 2006.  There were no other profit sharing contributions to the 401K savings plans for 2008, 2007 and 2006.

(12)	QUARTERLY DATA (UNAUDITED)

	1st	2nd	3rd	4th	Total Year
	(dollars in thousands, except per share data)
2008
Net sales	$160,883	$173,513	$166,472	$151,020	$651,888
Gross profit	58,902	67,008	64,737	57,495	248,142
Income from operations	26,016	32,492	30,953	30,158	119,619
Net earnings	$13,181	$17,117	$16,290	$17,313	$63,901

Basic earnings per share (1)(2)	$0.82	$1.07	$1.02	$1.08	$4.00

Diluted earnings per share (1)(2)	$0.77	$0.99	$0.96	$1.04	$3.75

2007
Net sales	$105,695	$113,248	$135,996	$145,533	$500,472
Gross profit	41,105	44,886	51,396	54,978	192,365
Income from operations	18,806	21,202	25,424	27,501	92,933
Net earnings	$10,720	$12,582	$14,056	$15,256	$52,614

Basic earnings per share (1)(2)	$0.69	$0.80	$0.89	$0.96	$3.35

Diluted earnings per share (1)(2)	$0.64	$0.75	$0.83	$0.89	$3.11

(1)	Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

(2)	Earnings per share have been adjusted to reflect the company’s stock split on June 15, 2007.

(13)	SUBSEQUENT EVENT

On January 5, 2009, subsequent to the company’s fiscal 2008 year end, the company completed its acquisition of TurboChef Technologies, Inc. for $3.67 in cash and 0.0486 shares of Middleby common stock for each outstanding share of TurboChef common stock in accordance with the terms of an agreement and plan of merger entered into August 12, 2008 and amended November 21, 2008.  At closing, the total aggregate purchase price of the transaction amounted to $160.3 million comprised of $116.3 million in cash and 1,539,668 shares of Middleby common stock valued at $44.0 million.  The company also incurred $4.6 million of transaction related expenses which were recorded as deferred acquisition costs reported in other assets at January 3, 2009.  The transaction was funded from borrowings under the company’s senior revolving credit facility.  The acquisition had no impact on the company’s 2008 financial position, results of operations or cash flows.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FISCAL YEARS ENDED JANUARY 3, 2009, DECEMBER 29, 2007
AND DECEMBER 30, 2006

	Balance	Additions	Write-Offs		Balance
	Beginning	Charged	During the		At End
	Of Period	Expense	the Period	Acquisition	Of Period

Allowance for doubtful accounts; deducted from accounts receivable on the balance sheets-

2008	$5,818,000	$1,790,000	$(1,561,000)	$551,000	$6,598,000

2007	$5,101,000	$1,092,000	$(2,433,000)	$2,058,000	$5,818,000

2006	$3,081,000	$1,733,000	$(722,000)	$1,009,000	$5,101,000

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Disclosure Controls Procedure

The company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of the end of the period covered by this report) that are designed to ensure that information required to be disclosed in the company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

As of January 3, 2009, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

Changes in Internal Control Over Financial Reporting

During the quarter ended January 3, 2009, there have been no changes in the company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our assessment of the internal control structure excluded New Star International Holdings Inc., Giga Grandi Cucine S,r,l., and Frifri aro SA, which were acquired on December 31, 2007, April 22, 2008, and April 23, 2008, respectively.   These acquisitions constitute 36.7% of total assets, 16.7% of net sales, and 18.9% of operating income of the consolidated financial statements of the Company as of and for the year ended January 3, 2009. These acquisitions are included in the consolidated financial statements of the company as of and for the year ended January 3, 2009.  Under guidelines established by the Securities Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 3, 2009.

The Middleby Corporation
March 04, 2009

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

		2.5
Agreement and Plan of Merger, dated as of August 12, 2008, by and among The Middleby Corporation, Chef Acquisition Corporation and TurboChef Technologies, Inc., incorporated by reference to the company’s Form 8-K, Exhibit 2.1, dated August 12, 2008, filed on August 15, 2008.

2.6
Amendment to Agreement and Plan of Merger, dated as of November 21, 2008, by and among The Middleby Corporation, Chef Acquisition Corporation and TurboChef Technologies, Inc., incorporated by reference to the company’s Form 8-K, Exhibit 2.1, dated November 21, 2008, filed on November 21, 2008.

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

10.13
First Amendment to the Fourth Amended and Restated Credit Agreement, as of August 8, 2008, among The Middleby Corporation, Middleby Marshall Inc., Various Financial Institutions and Bank of America, N.A. as administrative agent, incorporated by reference to the company’s Form 8-K Exhibit 10.1, dated August 8, 2008, filed on August 8, 2008.

10.14 *	Amendment to Employment Agreement by and between The Middleby Corporation and Selim A. Bassoul, dated as of December 31, 2008.

10.15 *	Amendment to Employment Agreement by and between The Middleby Corporation and Timothy J. FitzGerald, dated as of December 31, 2008.

10.16 *	Amendment to The Middleby Corporation Retirement Plan for Independent Directors, dated as of December 31, 2008.

21	List of subsidiaries;

		23.1	Consent of Deloitte & Touche LLP.

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

		32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	*	Designates management contract or compensation plan.

(c)	See the financial statement schedule included under Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March 2009.

THE MIDDLEBY CORPORATION

BY:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 4, 2009.

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