Form 10-Q
period 2009-04-04
MIDDLEBY CORP
filed 2009-05-14
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 4, 2009

or
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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2009, there were 18,527,037 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED APRIL 4, 2009

INDEX

PART I.  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)
(Unaudited)

	April 4, 2009	January 3, 2009
ASSETS
Current assets:
Cash and cash equivalents	$8,849	$6,144
Accounts receivable, net of reserve for doubtful accounts of $7,613 and $6,598	107,436	85,969
Inventories, net	96,596	91,551
Prepaid expenses and other	7,621	7,646
Current deferred taxes	30,105	18,387
Total current assets	250,607	209,697

Property, plant and equipment, net of accumulated depreciation of $42,065 and $40,370	48,792	44,757
Goodwill	334,839	266,663
Other intangibles	194,753	125,501
Other assets	2,989	3,314
Total assets	$831,980	$649,932

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$5,628	$6,377
Accounts payable	44,961	32,543
Accrued expenses	119,985	102,579
Total current liabilities	170,574	141,499

Long-term debt	340,461	228,323
Long-term deferred tax liability	15,248	33,687
Other non-current liabilities	21,984	23,029
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 47,500,000 shares authorized; 22,603,350 and 21,068,556 shares issued in 2009 and 2008, respectively	136	120
Paid-in capital	154,062	107,305
Treasury stock at cost; 4,069,913 and 4,074,713 shares in 2009 and 2008, respectively	(102,000)	(102,000)
Retained earnings	240,298	226,231
Accumulated other comprehensive income	(8,783)	(8,262)
Total stockholders' equity	283,713	223,394
Total liabilities and stockholders' equity	$831,980	$649,932

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	Apr 4, 2009	Mar 29, 2008

Net sales	$181,546	$160,883
Cost of sales	112,776	101,981
Gross profit	68,770	58,902

Selling expenses	16,306	16,245
General and administrative expenses	24,373	16,641
Income from operations	28,091	26,016

Net interest expense and deferred financing amortization	3,146	3,703
Other expense, net	284	387
Earnings before income taxes	24,661	21,926
Provision for income taxes	10,594	8,745
Net earnings	$14,067	$13,181

Net earnings per share:
Basic	$0.80	$0.82

Diluted	$0.77	$0.77

Weighted average number of shares
Basic	17,584	16,055
Dilutive stock options[1]	586	1,115
Diluted	18,170	17,170

[1]	There were no anti-dilutive stock options excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	Apr 4, 2009	Mar 29, 2008

Cash flows from operating activities-
Net earnings	$14,067	$13,181

Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	5,205	3,533
Deferred taxes	(269)	2,512
Non-cash share-based compensation	2,725	2,350
Unrealized loss on derivative financial instruments	48	204
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(8,668)	815
Inventories, net	5,562	(1,558)
Prepaid expenses and other assets	542	3,767
Accounts payable	5,559	5,461
Accrued expenses and other liabilities	(14,880)	(17,702)

Net cash provided by operating activities	9,891	12,563

Cash flows from investing activities-
Net additions to property and equipment	(1,870)	(2,124)
Acquisition of TurboChef, net of cash acquired	(116,078)
Acquisition of Star	—	(188,068)

Net cash (used in) investing activities	(117,948)	(190,192)

Cash flows from financing activities-
Net proceeds under revolving credit facilities	112,250	176,350
Net payments under foreign bank loan	(505)	(245)
Debt issuance costs	—	(162)
Repurchase of treasury stock	—	(373)
Net proceeds from stock issuances	—	37

Net cash provided by financing activities	111,745	175,607

Effect of exchange rates on cash and cash equivalents	(983)	77

Changes in cash and cash equivalents-

Net (decrease) increase in cash and cash equivalents	2,705	(1,945)

Cash and cash equivalents at beginning of year	6,144	7,463

Cash and cash equivalents at end of quarter	$8,849	$5,518

Supplemental disclosure of cash flow information:
Interest paid	$2,699	$2,359
Income tax payments	$2,055	$245

Non-cash financing activities:
Stock issuance related to the acquisition of TurboChef	$44,048	$—

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 4, 2009
(Unaudited)

1)	Summary of Significant Accounting Policies

A)	Basis of Presentation

The condensed consolidated financial statements have been prepared by The Middleby Corporation (the "company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading.  These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2008 Form 10-K.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of April 4, 2009 and January 3, 2009, and the results of operations for the three months ended April 4, 2009 and March 29, 2008 and cash flows for the three months ended April 4, 2009 and March 29, 2008.

B)	Non- Cash Share-Based Compensation

The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options.  Non-cash share-based compensation expense was $2.7 million and $2.4 million for the first quarter of 2009 and 2008, respectively.

C)	Income Tax Contingencies

On December 31, 2006, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”). This interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information.

As of January 3, 2009, the total amount of liability for unrecognized tax benefits was approximately $10.4 million (of which the entire amount would impact the effective tax rate if recognized) plus approximately $1.4 million of accrued interest and $1.8 million of penalties. As of April 4, 2009, there were no significant changes in the total amount of liability for unrecognized tax benefit. It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. While a reasonable range of the amount cannot be determined, the company believes such decrease would not be material.

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

FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.  The adoption of FSP No. 157-2 did not have a material impact on the company’s financial position, results of operations or cashflows.

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

The company’s financial assets that are measured at fair value are categorized using the fair value hierarchy at April 4, 2009 are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total

Financial Assets:
None	—	—	—	—

Financial Liabilities:
Interest rate swaps	—	$5,451	—	$5,451

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement is effective for fiscal years beginning after November 15, 2007. As the company did not elect the fair value option, the adoption of SFAS No. 159 did not have a material impact on the company’s financial position, results of operations and cash flows for the three months ended April 4, 2009.

2)	Acquisitions and Purchase Accounting

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

The final allocation of cash paid for the Star acquisition is summarized as follows (in thousands):

	Dec. 31, 2007	Adjustments	Jan 3, 2009
Cash	$376	$—	$376
Current assets	27,783	1,176	28,959
Property, plant and equipment	8,225	—	8,225
Goodwill	101,365	17,407	118,772
Other intangibles	75,150	—	75,150
Other assets	71	—	71
Current liabilities	(10,205)	(1,836)	(12,041)
Deferred tax liabilities	(8,837)	(17,026)	(25,863)
Other non-current liabilities	(4.295)	498	(3,797)

Total cash paid	$189,633	$219	$189,852

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

December 29, 2007

Net sales	$592,513
Net earnings	$51,769

Net earnings per share:
Basic	$3.30
Diluted	$3.06

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition of Star, been effective on December 31, 2006 or of future operations of the company.  Also, the pro forma financial information does not reflect the costs which the company incurred to integrate Star.

Giga

On April 22, 2008, the company acquired the stock of Giga Grandi Cucine S.r.l. (“Giga”), a leading European manufacturer of ranges, ovens and steam cooking equipment for a purchase price of $9.7 million in cash plus transaction costs.  The company also assumed $5.1 million of debt included as part of the net assets of Giga.  An additional deferred payment of $3.1 million is also due the seller ratably over a three year period. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreement.

The preliminary allocation of cash paid for the Giga acquisition is summarized as follows (in thousands):

	Apr. 22, 2008	Adjustments	Apr. 4, 2009
Cash	$222	$—	$222
Current assets	14,645	(2,159)	12,486
Property, plant and equipment	628	—	628
Goodwill	10,135	269	10,404
Other intangibles	3,330	1,912	5,242
Other assets	473	—	473
Current maturities of long-term debt	(5,105)	—	(5,105)
Current liabilities	(8,757)	(12)	(8,769)
Other non-current liabilities	(5,431)	—	(5,431)

Total cash paid	$10,140	$10	$10,150

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

The preliminary allocation of cash paid for the Frifri acquisition is summarized as follows (in thousands):

	Apr. 23, 2008	Adjustments	Apr 4, 2009
Cash	$469	$194	$663
Current assets	4,263	903	5,166
Property, plant and equipment	460	(8)	452
Goodwill	1,155	2,285	3,440
Current liabilities	(2,828)	(3,365)	(6,193)

Total cash paid	$3,519	$9	$3,528

The goodwill is subject to the non-amortization provisions of SFAS No. 142.  Goodwill of Frifri is allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

TurboChef

On January 5 , 2009, the company acquired the stock of TurboChef Technologies, Inc. (“TurboChef”), a leading manufacturer of speed-cook ovens for an aggregate purchase price of $160.3 million including $116.1 million in cash and 1,539,668 shares of Middleby common stock valued at $44.0 million.

The preliminary allocation of cash paid for the TurboChef acquisition is summarized as follows (in thousands):

Jan 5, 2009
Cash	$10,146
Current assets	35,428
Property, plant and equipment	4,155
Goodwill	66,821
Other intangibles	72,516
Deferred tax asset	18,588
Current liabilities	(36,615)
Other non-current liabilities	(768)

Total cash paid	$170,271

The goodwill and $40.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of SFAS No. 142.  Other intangibles also includes $ 0.5 million allocated to backlog, $7.0 million allocated to developed technology and $25.0 million allocated to customer relationships which are to be amortized over periods of 3 month, 5 years and 7 years, respectively.  Goodwill and other intangibles of TurboChef are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

Results of Operations

The following unaudited results of operations for the quarter ended April 4, 2009, reflect the operations of TurboChef on a stand-alone basis (in thousands):

April 4, 2009

Net sales	$22,856
Income from operations	$1,037

Pro forma Financial Information

The following unaudited pro forma results of operations for the quarter ended March 29,2008 assumes the TurboChef acquisition was completed on December 30, 2007.  The pro forma results include adjustments to reflect additional interest expense to fund the acquisition, amortization of intangibles associated with the acquisition, and the effects of adjustments made to the carrying value of certain assets.

March 29, 2008
(in thousands, except per share data)
Net sales	$185,277
Net earnings	$6,092

Net earnings per share:
Basic	$0.35
Diluted	$0.32

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition of TurboChef, been effective on December 30, 2007 or of future operations of the company.  Also, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate TurboChef.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This statement provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. This statement also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. This statement is effective for business combinations occurring in fiscal years beginning after December 15, 2008.  Early adoption of FASB Statement No. 141R is not permitted.  The company adopted this statement on January 5, 2009, including the acquisition of TurboChef.  Accordingly, the company has applied the principles of SFAS No. 141R in valuing this acquisition.  Middleby shares of common stock which were issued in conjunction with this transaction, were valued using the share price at the time of closing to determine the value of the purchase price.  Additionally, the company incurred approximately $4.6 million in transaction related expenses which were recorded as a deferred acquisition cost reported as an asset on the balance sheet on January 3, 2009.  In accordance with SFAS No. 141R, the company has applied a retrospective application and appropriately reflected the expense incurred in 2008 as a reduction in retained earnings in accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections,” on reporting a change in accounting principle.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of the company’s 2009 fiscal year, noncontrolling interests will be classified as equity in the company’s financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the company’s income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption.  The adoption of SFAS No. 160 did not have a material impact on the company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  This statement amends SFAS No. 133 to require enhanced disclosures about an entity’s derivative and hedging activities.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The company has complied with the disclosure requirements of SFAS No. 161.

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

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended
	Apr 4, 2009	Mar 29, 2008

Net earnings	$14,067	$13,181
Currency translation adjustment	(744)	845
Unrealized gain/(loss) on interest rate swaps, net of tax	223	(544)

Comprehensive income	$13,546	$13,482

Accumulated other comprehensive income is comprised of unrecognized pension benefit costs of $(2.5) million net of taxes of $1.1 million as of April 4, 2009 and January 3, 2009, foreign currency translation adjustments of $3.3 million as of April 4, 2009 and $2.5 million as of January 3, 2009 and an unrealized loss on interest rate swaps of $3.0 million, net of taxes of $2.0 million and $3.2 million, net of taxes of $2.1 million, as of April 4, 2009 and January 3, 2009 respectively.

6)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market.  Costs for inventory at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method.  These inventories under the LIFO method amounted to $17.2 million at April 4, 2009 and $22.5 million at January 3, 2009 and represented approximately 18% and 25% of the total inventory in each respective period.  Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method.  The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization.  Inventories at April 4, 2009 and January 3, 2009 are as follows:

	Apr 4, 2009	Jan 3, 2009
	(in thousands)
Raw materials and parts	$37,747	$36,375
Work-in-process	16,002	21,075
Finished goods	43,414	34,668
	97,163	92,118
LIFO adjustment	(567)	(567)

	$96,596	$91,551

7)	Accrued Expenses

Accrued expenses consist of the following:

	Apr 4, 2009	Jan 3, 2009
	(in thousands)

Accrued payroll and related expenses	$22,056	$23,294
Accrued warranty	16,422	12,595
Advance customer deposits	12,552	4,449
Accrued customer rebates	7,453	13,960
Accrued product liability and workers comp	8,591	8,577
Accrued professional services	5,861	5,283
Other accrued expenses	47,050	34,421

	$119,985	$102,579

8)	Warranty Costs

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

A rollforward of the warranty reserve is as follows:

Three Months Ended
April 4, 2009
(in thousands)

Beginning balance	$12,595
Warranty reserve related to acquisitions	1,739
Warranty expense	8,080
Warranty claims	(5,992)
Ending balance	$16,422

9)	Financing Arrangements

	Apr 4, 2009	Jan 3, 2009
	(in thousands)

Senior secured revolving credit line	$338,600	$226,350
Foreign loan	7,489	8,350
Total debt	$346,089	$234,700

Less: Current maturities of long-term debt	5,628	6,377

Long-term debt	$340,461	$228,323

During the fourth quarter of 2007 the company entered into a new senior secured credit facility that matures in December 2012.  This agreement was later amended in August 2008 to provide for the acquisition of TurboChef. Terms of the senior credit agreement provide for $497.5 million of availability under a revolving credit line.  As of April 4, 2009, the company had $338.6 million of borrowings outstanding under this facility.  The company also has $5.2 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line.  Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $146.2 million at April 4, 2009.

Borrowings under the senior secured credit facility are assessed at an interest rate of 1.0% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate.  At April 4, 2009 the average interest rate on the senior debt amounted to 1.55%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis.  Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line.  This variable commitment fee amounted to 0.20% as of April 4, 2009.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On April 4, 2009 these facilities amounted to $3.8 million in US dollars, including $1.8 million outstanding under a revolving credit facility and $2.0 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 6.5% on April 4, 2009. The term loan matures in 2013 and the interest rate is assessed at 6.14%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings  denominated in Euro.  On April 4, 2009 these facilities amounted to $3.6 million in US dollars.  The borrowings under these facilities are collateralized by the receivables of the company.  The interest rate on the credit facilities is tied to six-month Euro LIBOR. The facilities mature in April of 2015.

The company estimates that the amount of debt recorded in the financial statements as of April 4, 2009 approximates the fair value of debt.

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and integration expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt.  The agreements swap one-month LIBOR for fixed rates. As of April 4, 2009 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

$25,000,000	3.67%	9/26/2008	9/23/2011
$25,000,000	3.35%	1/14/2008	1/14/2010
$20,000,000	2.80%	9/08/2008	9/08/2009
$20,000,000	3.35%	6/10/2008	6/10/2010
$15,000,000	3.13%	9/08/2008	9/07/2010
$10,000,000	2.78%	2/06/2008	2/08/2010
$10,000,000	3.03%	2/06/2008	2/07/2011
$10,000,000	3.46%	9/08/2008	9/06/2011
$10,000,000	5.03%	3/03/2006	12/21/2009
$10,000,000	2.92%	2/01/2008	2/01/2010
$10,000,000	3.59%	6/10/2008	6/10/2011

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, ratios of indebtedness of 3.5 debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and fixed charge coverage of 1.25 EBITDA to fixed charges. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors.  The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company.  At April 4, 2009, the company was in compliance with all covenants pursuant to its borrowing agreements.

10)	Financial Instruments

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value.  Derivatives that do not qualify as a hedge must be adjusted to fair value in earnings.  If the derivative does qualify as a hedge under SFAS No. 133, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments or recognized in other accumulated comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a hedge's change in fair value will be immediately recognized in earnings.

On January 5, 2009, the company adopted SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”.  This statement expands the disclosure of financial instruments.

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates.  As of April 4, 2009, the company had no forward contracts outstanding.

Interest Rate:  The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for  fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income.  As of April 4, 2009, the fair value of these instruments was a loss of $5.4 million.  The change in fair value of these swap agreements in the first three months of 2009 was a gain of $0.2 million, net of taxes.

A summary of the company’s interest rate swaps is as follows:

		Three months ended
	Location	Apr. 4, 2009	Mar. 29, 2008
		(amounts in thousands)

Fair value	Other liabilities	$(5,406)	$(1,353)
Amount of gain/(loss) recognized in other comprehensive income	Other comprehensive income	$275	$(544)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Other comprehensive income	$-	$-
Gain/(loss) recognized in income (ineffective portion)	Other expense	$48	$204

Interest rate swaps are subject to default risk to the extent the counterparty were unable to satisfy their settlement obligations under the interest rate swap agreements. The company reviews the credit profile of the financial institutions and assesses its creditworthiness prior to entering into the interest rate swap agreement. The interest rate swap agreements typically contain provisions that allow the counterparty to require early settlement in the event that the company becomes insolvent or is unable to maintain, compliance with its covenants under its existing debt agreement.

11)	Segment Information

The company operates in three reportable operating segments defined by management reporting structure and operating activities.

The Commercial Foodservice Equipment Group manufactures cooking equipment for the restaurant and institutional kitchen industry.  This business segment has manufacturing facilities in California, Illinois, Michigan, Missouri, Nevada, New Hampshire, North Carolina, Tennessee, Texas, Vermont, Denmark, Italy, and the Philippines.  The Commercial Foodservice Equipment Group manufactures conveyor ovens, convection ovens, fryers, ranges, toasters, combi ovens, steamers, broilers, deck ovens, baking ovens, proofers, beverage systems and beverage dispensing equipment, counter-top cooking and warming equipment. This business segment’s principal product lines include Middleby Marshall® and CTX® conveyor oven equipment, Blodgett® convection ovens, conveyor ovens, deck oven equipment, Blodgett Combi® cooking equipment, Blodgett Range® ranges, Nu-Vu® baking ovens and proofers, Pitco Frialator® fryer equipment, Southbend® ranges, convection ovens and heavy-duty cooking equipment, Toastmaster® toasters and counterline cooking and warming equipment, Jade Range® ranges and ovens, Carter-Hoffmann® warming, holding and transporting equipment, Bloomfield® beverage systems and beverage dispensing equipment, Wells® convection ovens, counterline cooking equipment and ventless cooking systems, Star® light duty cooking equipment, Holman® toasting equipment, Lang® ovens and ranges, TurbChef® speed-cook ovens, Houno® combi-ovens and baking ovens, Giga® ranges, ovens and steam equipment, Frifri® frying systems and MagiKitch'n® charbroilers and catering equipment.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Apr 4, 2009		Mar 29, 2008
	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice	$163,529	90.1	$134,016	83.3
Food Processing	12,865	7.1	19,888	12.4
International Distribution(1)	11,997	6.6	15,793	9.8

Intercompany sales (2)	(6,845)	(3.8)	(8,814)	(5.5)
Total	$181,546	100.0%	$160,883	100.0%

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Represents the elimination of sales from the Commercial Foodservice Equipment Group to the International Distribution Division

The following table summarizes the results of operations for the company's business segments(1)(in thousands):

	Commercial Foodservice	Food Processing	International Distribution	Corporate and Other(2)	Eliminations(3)	Total
Three months ended April 4, 2009
Net sales	$163,529	$12,865	$11,997	$—	$(6,845)	$181,546
Operating income	35,119	1,673	694	(9,650)	255	28,091
Depreciation and amortization expense	4,663	348	37	157	—	5,205
Net capital expenditures	1,549	24	59	238	—	1,870

Total assets	710,947	66,724	23,727	36,717	(6,135)	831,980
Long-lived assets	515,412	43,135	557	22,269	—	581,373

Three months ended March 29, 2008
Net sales	$134,016	$19,888	$15,793	$—	$(8,814)	$160,883
Operating income	30,547	2,789	1,074	(8,442)	48	26,016
Depreciation and amortization expense	2,888	416	52	177	—	3,533
Net capital expenditures	1,899	51	152	22	—	2,124

Total assets	494,937	73,730	29,887	32,286	(10,480)	620,360
Long-lived assets	354,671	43,294	713	11,911	—	410,589

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

Long-lived assets by major geographic region are as follows (in thousands):

	Three Months Ended
	Apr 4, 2009	Mar. 29, 2008
United States and Canada	$555,190	$406,057
Asia	278	1,907
Europe and Middle East	25,692	2,625
Latin America	213	—
Total international	26,183	4,532

	$581,373	$410,589

Net sales by major geographic region, including those sales from the Commercial Foodservice Equipment Group direct to international customers, were as follows (in thousands):

	Three Months Ended
	Apr 4,, 2009	Mar. 29, 2008
United States and Canada	$158,532	$132,953
Asia	5,307	7,152
Europe and Middle East	13,576	16,371
Latin America	4,131	4,407

Net sales	$181,546	$160,883

12)	Employee Retirement Plans

(a)	Pension Plans

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

13)	Restructuring

During the first quarter the company made the decision and took action to close one of its manufacturing facilities and transfer production to another of the Company's manufacturing facility. The company anticipates this initiative will be fully complete by the 2009 third quarter. The company recorded expense in the first quarter for severance and employee benefits associated with this initiative. These costs are summarized as follows (in thousands):

Employee-related severance
and benefit costs incurred	$2, 279
Payments	(10)
Balance April 4, 2009	$2,269

14)	Subsequent Events

On April 26, 2009, the company completed the acquisition of substantially all of the assets of CookTek LLC (“CookTek”) for $9.0 million.  Further payments are due to the seller under an earnout arrangement to the extent certain financial targets are achieved.  CookTek is a leader in the manufacture of induction cooking and warming systems for the commercial foodservice industry.

On April 30, 2009, the company completed the acquisition of substantially all of the assets of Anetsbergers, Brothers, Inc. (“Anets”) for $3.5 million plus $0.5 million in deferred payments if certain performance criteria are met.  Anets is a leading manufacturer of griddles, fryers and dough rollers for the commercial foodservice industry.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Informational Notes

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company.  Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; ability to protect trademarks, copyrights and other intellectual property; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s Securities and Exchange Commission filings, including the company’s 2008 Annual Report on Form 10-K and Item 1A of this Form 10-Q.

The economic outlook for 2009 is extremely uncertain at this time, with substantial turmoil in financial markets and unprecedented government intervention around the world. As a global business, the company’s operating results are impacted by the health of the North American, European, Asian and Latin American economies. While the response by governments and central banks around the world may restore global liquidity, the depth and duration of economic decline and the timing and strength of the recovery are very uncertain.

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Apr. 4, 2009		Mar. 29, 2008
	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice	$163,529	90.1	$134,016	83.3
Food Processing	12,865	7.1	19,888	12.4
International Distribution(1)	11,997	6.6	15,793	9.8

Intercompany sales (2)	(6,845)	(3.8)	(8,814)	(5.5)
Total	$181,546	100.0%	$160,883	100.0%

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Represents the elimination of sales from the Commercial Foodservice Equipment Group to the International Distribution Division.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended
	Apr 4, 2009	Mar 29, 2008
Net sales	100.0%	100.0%
Cost of sales	62.1	63.4
Gross profit	37.9	36.6
Selling, general and administrative expenses	22.4	20.4
Income from operations	15.5	16.2
Net interest expense and deferred financing amortization	1.7	2.3
Other (income) expense, net	0.2	0.2
Earnings before income taxes	13.6	13.7
Provision for income taxes	5.8	5.5
Net earnings	7.8%	8.2%

Three Months Ended April 4, 2009 Compared to Three Months Ended March 29, 2008

NET SALES. Net sales for the first quarter of fiscal 2009 were $181.5 million as compared to $160.9 million in the first quarter of 2008.

Net sales at the Commercial Foodservice Equipment Group amounted to $163.5 million in the first quarter of 2009 as compared to $134.0 million in the prior year quarter.

Net sales from the acquisition of TurboChef, which was acquired on January 5, 2009 accounted for an increase of $22.5 million during the first quarter of 2009.  Excluding the impact of acquisitions, net sales of commercial foodservice equipment increased $0.4 million.

Net sales for the Food Processing Equipment Group amounted to $12.9 million in the first quarter of 2009 as compared to $19.9 million in the prior year quarter.  Net sales of food processing equipment continued to be impacted by the adverse economic conditions.

Net sales at the International Distribution Division decreased by $3.8 million to $12.0 million or 24%, reflecting lower sales in Asia, Europe and Latin America.  Sales were affected by adverse economic conditions internationally and reduced store openings by the U.S. chains in the international markets.
                                                    .
GROSS PROFIT. Gross profit increased to $68.8 million in the first quarter of 2009 from $58.9 million in the prior year period, reflecting the impact of higher sales volumes.  The gross margin rate was 37.9 % in the first quarter of 2009 as compared to 36.6% in the prior year quarter.  The net increase in the gross margin rate reflects:

•	Improved margins at certain of the newly acquired operating companies which have improved due to acquisition integration initiatives.

•	Higher margins associated with new product sales.

•	The adverse impact of lower sales volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $32.9 million in the first quarter of 2008 to $40.7 million in the first quarter of 2009.  As a percentage of net sales, operating expenses increased from 20.4% in the first quarter of 2008 to 22.4% in the first quarter of 2009. Selling expenses increased from $16.2 million in the first quarter of 2008 to $16.3 million in the first quarter of 2009.  Selling expenses reflect increased costs of $3.6 million associated with the acquired operations of Frifri, Giga and TurboChef partially offset by reduced costs of $2.4 million associated with commission expense due to lower sales and lower rates. General and administrative expenses increased from $16.6 million in the first quarter of 2008 to $24.4 million in the first quarter of 2009.  General and administrative expenses reflect $4.0 million of costs associated with the acquired operations of Frifri, Giga and TurboChef and $2.3 million associated with the closure and consolidation of a manufacturing facility.

NON-OPERATING EXPENSES.  Interest and deferred financing amortization costs decreased to $3.1 million in the first quarter of 2009 as compared to $3.7 million in the first quarter of 2008, due to lower interest rates on increased borrowings resulting from recent acquisitions.  Other expense was $0.3 million in the first quarter of 2009, which primarily consisted of foreign exchange losses, as compared to other expense of $0.4 million in the prior year first quarter.

INCOME TAXES. A tax provision of $10.6 million, at an effective rate of 43%, was recorded during the first quarter of 2009, as compared to a $8.7 million provision at a 40% effective rate in the prior year quarter.

Financial Condition and Liquidity

During the three months ended April 4, 2009, cash and cash equivalents increased by $2.7 million to $8.8 million at April 4, 2009  from $6.1 million at January 3, 2009.  Net borrowings increased from $234.7 million at January 3, 2009 to $346.1 million at April 4, 2009.

OPERATING ACTIVITIES. Net cash provided by operating activities was $9.9 million for the three month period ended April 4, 2009 compared to $12.6 million for the three-month period ended March 29, 2008.

During the three months ended April 4, 2009, working capital levels changed due to normal business fluctuations, including the impact of increased seasonal working capital needs.  The changes in working capital included a $8.7 million increase in accounts receivable, a $5.6 million decrease in inventory, and a $5.6 million increase in accounts payable.  Prepaid and other assets decreased $0.5 million. Accrued expenses and other non-current liabilities also decreased by $15.1 million.

INVESTING ACTIVITIES. During the three months ended April 4, 2009, net cash used in investing activities amounted to $117.9 million.  This includes cash utilized to complete the acquisition of TurboChef of $116.1 million and $1.9 million of capital expenditures associated with additions and upgrades of production equipment.

FINANCING ACTIVITIES.  Net cash flows provided by financing activities were $111.7 million during the three months ended April 4, 2009.  The net increase in debt includes $112.3 million in borrowings under the company’s $497.5 million revolving credit facility utilized to fund the company’s investing activities.

At April 4, 2009, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

Recently Issued Accounting Standards

In December 2007, the FAS issued SFAS No. 141R, “Business Combinations”.  This statement provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. This statement also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. This statement is effective for business combinations occurring in fiscal years beginning after December 15, 2008.  Early adoption of FASB Statement No. 141R is not permitted.  The company adopted this statement on January 5, 2009, including the acquisition of TurboChef.  Accordingly, the company has applied the principles of SFAS No. 141R in valuing this acquisition.  Middleby shares of common stock which were issued in conjunction with this transaction, were valued using the share price at the time of closing to determine the value of the purchase price.  Additionally, the company incurred approximately $4.6 million in transaction related expenses which were recorded as a deferred acquisition cost reported as an asset on the balance sheet on January 3, 2009.  In accordance with SFAS No. 141R, the company has applied a retrospective application and appropriately reflected the expense incurred in 2008 in accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections,” on reporting a change in accounting principle.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of the company’s 2009 fiscal year, noncontrolling interests will be classified as equity in the company’s financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the company’s income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption.  Adoption of SFAS No. 160 did not have a material impact on the company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  This statement amends SFAS No. 133 to require enhanced disclosures about an entity’s derivative and hedging activities.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The company has complied with the disclosure requirements of SFAS No. 161.

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

Contractual Obligations

The company's contractual cash payment obligations as of April 4, 2009 are set forth below (in thousands):

	Amounts				Total
	Due Sellers			Idle	Contractual
	From	Long-term	Operating	Facility	Cash
	Acquisitions	Debt	Leases	Leases	Obligations

Less than 1 year	$1,497	$5,628	$3,844	$384	$11,353
1-3 years	1,597	406	5,178	861	8,042
3-5 years	—	339,006	1,323	880	341,209
After 5 years	—	1,049	—	621	1,670

	$3,094	$346,089	$10,345	$2,746	$362,274

The company has an obligation to make $3.1 million of purchase price payments to the sellers of Giga that were deferred in conjunction with the acquisition.

The company has contractual obligations under its various debt agreements to make interest payments.  These amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments is not determinable.

The company has $5.2 million in outstanding letters of credit, which expire on April 4, 2010 to secure potential obligations under insurance programs.

Idle facility leases consists of an obligation for a manufacturing location that was exited in conjunction with the company's manufacturing consolidation efforts.  This lease obligation continues through June 2015.  This facility has been subleased.  The obligation presented above does not reflect any anticipated sublease income from the facilities.

The projected benefit obligation of the company’s defined benefit plans exceeded the plans’ assets by $9.5 million at the end of 2008 as compared to $4.6 million at the end of 2007.  The unfunded benefit obligations were comprised of a $3.4 million under funding of the company’s Smithville plan, which was acquired as part of the Star acquisition, a $1.0 million under funding of the company's union plan and $5.1 million of under funding of the company's director plans.  The company does not expect to contribute to the director plans in 2009.  The company expects to continue to make minimum contributions to the Smithville and Elgin plans as required by ERISA, which are expected to be $0.3 million and $0.1 million, respectively in 2009.

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

	Fixed	Variable
	Rate	Rate
Twelve Month Period Ending	Debt	Debt
	(in thousands)

April 4, 2009	$—	$5,628
April 4, 2010	—	203
April 4, 2011	—	203
April 4, 2012	—	338,803
April 4, 2013 and thereafter	—	1,252

	$—	$346,089

During the fourth quarter of 2007 the company entered into a new senior secured credit facility that matures in December 2012. This agreement was later amended in August 2008 to provide for the acquisition of TurboChef. Terms of the senior credit agreement provide for $497.5 million of availability under a revolving credit line.  As of April 4, 2009, the company had $338.6 million of borrowings outstanding under this facility.  The company also has $5.2 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line.  Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $146.2 million at April 4, 2009.

Borrowings under the senior secured credit facility are assessed at an interest rate 1.0% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate.  At April 4, 2009 the average interest rate on the senior debt amounted to 1.55%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis.  Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line.  This variable commitment fee amounted to 0.20% as of April 4, 2009.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On April 4, 2009 these facilities amounted to $3.8 million in US dollars, including $1.8 million outstanding under a revolving credit facility and $2.0 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 6.5% on April 4, 2009. The term loan matures in 2013 and the interest rate is assessed at 6.14%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings  denominated in Euro.  On April 4, 2009 these facilities amounted to $3.6 million in US dollars.  The borrowings under these facilities are collateralized by the receivables of the company.  The interest rate on the credit facilities is tied to six-month Euro LIBOR. The facilities mature in April of 2015.

The company estimates that the amount of debt recorded in the financial statements as of April 4, 2009 approximates the fair value of debt.

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and integration expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt.  The agreements swap one-month LIBOR for fixed rates. As of April 4, 2009 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

$25,000,000	3.67%	9/26/2008	9/23/2011
$25,000,000	3.35%	1/14/2008	1/14/2010
$20,000,000	2.80%	9/08/2008	9/08/2009
$20,000,000	3.35%	6/10/2008	6/10/2010
$15,000,000	3.13%	9/08/2008	9/07/2010
$10,000,000	2.78%	2/06/2008	2/08/2010
$10,000,000	3.03%	2/06/2008	2/07/2011
$10,000,000	3.46%	9/08/2008	9/06/2011
$10,000,000	5.03%	3/03/2006	12/21/2009
$10,000,000	2.92%	2/01/2008	2/01/2010
$10,000,000	3.59%	6/10/2008	6/10/2011

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, ratios of indebtedness of 3.5 debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and fixed charge coverage of 1.25 EBITDA to fixed charges. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors.  The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company.  At April 4, 2009, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for a fixed rates  The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income.  As of April 4, 2009, the fair value of these instruments was a loss of $5.4 million.  The change in fair value of these swap agreements in the first three months of 2009 was a gain of $0.2 million, net of taxes.

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

As of April 4, 2009, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended April 4, 2009, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended April 4, 2009, except as follows:

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
January 4 to January 31, 2009	—	—	—	627,332
February 1, 2009 to February 28, 2009	—	—	—	627,332
March 1, 2009 to April 4, 2009	—	—	—	627,332
Quarter ended April 4, 2009	—	—	—	627,332

In July 1998, the company's Board of Directors adopted a stock repurchase program that authorized the purchase of common shares in open market purchases.  As of April 4, 2009, 1,172,668 shares had been purchased under the 1998 stock repurchase program.

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

THE MIDDLEBY CORPORATION
(Registrant)

Date	May 14, 2009	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer