Form 10-Q
period 2009-07-04
MIDDLEBY CORP
filed 2009-08-13
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 4, 2009

or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No  ☐

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

As of August 7, 2009, there were 18,533,037 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED JULY 4, 2009

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)
(Unaudited)

	Jul 4, 2009	Jan 3, 2009
ASSETS
Current assets:
Cash and cash equivalents	$8,033	$6,144
Accounts receivable, net of reserve for doubtful accounts of $7,661 and $6,598	81,351	85,969
Inventories, net	95,349	91,551
Prepaid expenses and other	6,778	7,646
Current deferred taxes	29,957	18,387
Total current assets	221,468	209,697

Property, plant and equipment, net of accumulated depreciation of $43,174 and $40,370	46,980	44,757
Goodwill	361,064	266,663
Other intangibles	188,668	125,501
Other assets	2,877	3,314
Total assets	$821,057	$649,932

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$5,980	$6,377
Accounts payable	35,747	32,543
Accrued expenses	119,033	102,579
Total current liabilities	160,760	141,499

Long-term debt	315,079	228,323
Long-term deferred tax liability	12,123	33,687
Other non-current liabilities	30,825	23,029
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 47,500,000 shares authorized; 22,602,950 and 21,068,556 shares issued in 2009 and 2008, respectively	135	120
Paid-in capital	156,842	107,305
Treasury stock at cost; 4,069,913 and 4,074,713 shares in 2009 and 2008, respectively	(102,000)	(102,000)
Retained earnings	254,012	226,231
Accumulated other comprehensive income	(6,719)	(8,262)
Total stockholders' equity	302,270	223,394
Total liabilities and stockholders' equity	$821,057	$649,932

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jul 4, 2009	Jun 28, 2008	Jul 4, 2009	Jun 28, 2008

Net sales	$158,601	$173,513	$340,147	$334,396
Cost of sales	97,261	106,505	210,037	208,486
Gross profit	61,340	67,008	130,110	125,910
Selling expenses	16,668	16,676	32,974	32,921
General and administrative expenses	17,727	17,840	42,100	34,481
Income from operations	26,945	32,492	55,036	58,508
Net interest expense and deferred financing amortization	2,857	3,039	6,003	6,742
Other expense, net	460	561	744	948
Earnings before income taxes	23,628	28,892	48,289	50,818
Provision for income taxes	9,914	11,775	20,508	20,520
Net earnings	$13,714	$17,117	$27,781	$30,298

Net earnings per share:
Basic	$0.78	$1.07	$1.58	$1.89

Diluted	$0.74	$0.99	$1.51	$1.76

Weighted average number of shares
Basic	17,584	15,990	17,584	16,022
Dilutive stock options[1]	1,051	1,254	819	1,184
Diluted	18,635	17,244	18,403	17,206

1    There were no anti-dilutive stock options excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	Jul 4, 2009	Jun 28, 2008

Cash flows from operating activities-
Net earnings	$27,781	$30,298

Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	8,075	6,862
Deferred taxes	(87)	2,551
Non-cash share-based compensation	5,488	5,480
Unrealized loss on derivative financial instruments	15	193
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	19,368	(9,250)
Inventories, net	9,714	(2,329)
Prepaid expenses and other assets	1,398	17,275
Accounts payable	(6,633)	5,621
Accrued expenses and other liabilities	(17,965)	(13,665)

Net cash provided by operating activities	47,154	43,036

Cash flows from investing activities-
Net additions to property and equipment	(3,970)	(2,743)
Acqusition of Star	-	(188,241)
Acquisition of Giga	-	(9,918)
Acquisition of Frifri	-	(3,050)
Acquisition of TurboChef, net of cash acquired	(116,129)
Acquisition of CookTek	(8,000)	-
Acquisition of Anets	(3,358)	-

Net cash (used in) investing activities	(131,457)	(203,952)

Cash flows from financing activities-
Net proceeds under revolving credit facilities	86,650	172,249
Net payments under foreign bank loan	(377)	668
Debt issuance costs	-	(205)
Repurchase of treasury stock	-	(12,359)
Net proceeds from stock issuances	18	51

Net cash provided by financing activities	86,291	160,404

Effect of exchange rates on cash and cash equivalents	(99)	97

Changes in cash and cash equivalents-

Net increase (decrease) in cash and cash equivalents	1,889	(414)

Cash and cash equivalents at beginning of year	6,144	7,463

Cash and cash equivalents at end of quarter	$8,033	$7,049

Supplemental disclosure of cash flow information:
Interest paid	$5,618	$5,821
Income tax payments	$12,388	$5,860

Non-cash investing and financing activities:
Stock issuance related to the acquisition of TurboChef	$44,048	$—
Contingent consideration related to the acquisition of CooktTek	$7,360	$—

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 4, 2009
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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of July 4, 2009 and January 3, 2009, and the results of operations for the six months ended July 4, 2009 and June 28, 2008 and cash flows for the six months ended July 4, 2009 and June 28, 2008.

Events that occurred after July 4, 2009, up until the filing of this Form 10-Q on August 13, 2009 were considered in the preparation of these condensed consolidated financial statements.

B)	Non- Cash Share-Based Compensation

The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options.  Non-cash share-based compensation expense was $2.8 million and $3.1 million for the the three months ended July 4, 2009 and June 28, 2008 respectively.  Non-cash share-based compensation was $5.4 million and $5.5 million for the six month periods ended July 4, 2009 and June 28, 2008, respectively.

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

As of January 3, 2009, the total amount of liability for unrecognized tax benefits was approximately $10.4 million (of which the entire amount would impact the effective tax rate if recognized) plus approximately $1.4 million of accrued interest and $1.8 million of penalties. As of July 4, 2009, there were no significant changes in the total amount of liability for unrecognized tax benefit. It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. While a reasonable range of the amount cannot be determined, the company believes such decrease would not be material.

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

The company’s financial assets and liabilities that are measured at fair value are categorized using the fair value hierarchy at July 4, 2009 are as follows (in thousands):

	Fair Value	Fair Value	Fair Value
	Level 1	Level 2	Level 3	Total

Financial Assets:
None	—	—	—	—

Financial Liabilities:
Interest rate swaps	—	$4,787	—	$4,787
Contingent consideration	—	—	$7,360	$7,360

The contingent consideration relates to an earnout provision recorded in conjunction with the acquisition of CookTek LLC.  See Note 2 for more information.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement is effective for fiscal years beginning after November 15, 2007. As the company did not elect the fair value option, the adoption of SFAS No. 159 did not have a material impact on the company’s financial position, results of operations and cash flows for the six months ended July 4, 2009.

2)	Acquisitions and Purchase Accounting

The company operates in a highly fragmented industry and has completed numerous acquisitions over the past several years as a component of its growth strategy.  The company has acquired industry leading brands and technologies to position itself as  a leader in the commercial foodservice equipment and food processing equipment industries.

The company has accounted for all business combinations using the purchase method to record a new cost basis for the assets acquired and liabilities assumed.  The difference between the purchase price and the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the financial statements.  The results of operations of each acquisition are reflected in the consolidated financial statements of the company from the date of acquisition.

Star

On December 31, 2007, the company acquired the stock of New Star International Holdings, Inc. and subsidiaries (“Star”), a leading manufacturer of commercial cooking equipment for an aggregate purchase price of $188.4 million in cash plus transaction costs.

The final allocation of cash paid for the Star acquisition is summarized as follows (in thousands):

Dec 31, 2007
Cash	$376
Current assets	28,959
Property, plant and equipment	8,225
Goodwill	118,772
Other intangibles	75,150
Other assets	71
Current liabilities	(12,041)
Deferred tax liabilities	(25,863)
Other non-current liabilities	(3,797)

Total cash paid	$189,852

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

Giga

On April 22, 2008, the company acquired the stock of Giga Grandi Cucine S.r.l. (“Giga”), a leading European manufacturer of ranges, ovens and steam cooking equipment for a purchase price of $9.7 million in cash plus transaction costs.  The company also assumed $5.1 million of debt included as part of the net assets of Giga.  An additional deferred payment of $3.3 million is also due the seller ratably over a three year period.

The final allocation of cash paid for the Giga acquisition is summarized as follows (in thousands):

	Apr 22, 2008	Measurement Period	April 22, 2008
	(as initially reported)	Adjustments	(as adjusted)

Cash	$222	$(5)	$217
Current assets	14,645	(2,203)	12,442
Property, plant and equipment	628	—	628
Goodwill	10,135	339	10,474
Other intangibles	3,330	1,912	5,242
Other assets	473	—	473
Current maturities of long-term debt	(5,105)	—	(5,105)
Current liabilities	(8,757)	1,883	(6,874)
Other non-current liabilities	(5,431)	(1,916)	(7,347)

Total cash paid	$10,140	$10	$10,150

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

The final allocation of cash paid for the Frifri acquisition is summarized as follows (in thousands):

	Apr 23, 2008	Measurement Period	April 23, 2008
	(as initially reported)	Adjustments	(as adjusted)

Cash	$469	$194	$663
Current assets	4,263	813	5,076
Property, plant and equipment	460	(62)	398
Goodwill	1,155	2,418	3,573
Current liabilities	(2,828)	(3,354)	(6,182)

Total cash paid	$3,519	$9	$3,528

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

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date (in thousands):.

	Jan 5, 2009	Measurement Period	Jan 5, 2009
	(as initially reported)	Adjustments	(as adjusted)
Cash	$10,146	$-	$10,146
Current assets	23,979	(524)	23,455
Current deferred tax asset	11,449	(373)	11,076
Property, plant and equipment	4,155	(2,835)	1,320
Goodwill	66,821	9,999	76,820
Other intangibles	72,516	(9,466)	63,050
Deferred tax asset	18,588	3,383	21,971
Current liabilities	(36,615)	(132)	(36,747)
Other non-current liabilities	(768)	—	(768)

Total cash paid	$170,271	$52	$170,323

The current and long term deferred tax assets amounted to $11.1 million and $22.0 million, respectively.  These net assets are comprised of $42.3 million related to federal and state net operating loss carry forwards, $12.6 million of assets arising from the difference between the book and tax basis of tangible asset and liability accounts, net of $21.8 million of deferred tax liabilities related to the difference between the book and tax basis of identifiable intangible assets.

The goodwill and $49.8 million of other intangibles associated with the trade name are subject to the non-amortization provisions of SFAS No. 142.  Other intangibles also includes $ 0.4 million allocated to backlog, $3.9 million allocated to developed technology and $8.9 million allocated to customer relationships which are to be amortized over periods of 3 months, 5 years and 5 years, respectively.  Goodwill and other intangibles of TurboChef are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets generally are not expected to be deductible for tax purposes.

During the first quarter ended April 4, 2009, the company recorded a preliminary estimate of the intangible assets acquired in conjunction with the TurboChef acquisition.  The company also recorded intangible amortization expense related to those assets in its results of operations for the quarter ended April 4, 2009.   The final valuation of intangible assets acquired was completed during the second quarter ended July 4, 2009.  Therefore, the company adjusted the intangible amortization expense in its second quarter results of operations on a year to date basis. This adjustment did not have a material impact on the company’s results of operations.

The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the company is waiting for additional information necessary to finalize those fair values.  Thus, the provisional measurements of fair value set forth above are subject to change.  Such changes are not expected to be significant. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

Results of Operations

The following unaudited results of operations for the three and six months ended July 4, 2009, reflect the operations of TurboChef on a stand-alone basis (in thousands):

	Three Months Ended Jul 4, 2009	Six Months Ended Jul 4, 2009

Net sales	$19,474	$42,330
Income from operations	$4,000	$5,553

Pro forma Financial Information

The following unaudited pro forma results of operations for the three and six months ended June 28, 2008 assumes the TurboChef acquisition was completed on December 30, 2007.  The pro forma results include adjustments to reflect additional interest expense to fund the acquisition, amortization of intangibles associated with the acquisition, and the effects of adjustments made to the carrying value of certain assets.

	Three Months Ended Jun 28, 2008	Six Months Ended Jun 28, 2008

Net sales	$194,612	$379,889
Net earnings	13,805	19,897

Net earnings per share:
Basic	0.78	1.13
Diluted	0.74	1.06

The supplemental pro forma financial information presented above has been prepared for comparative purposes and is not necessarily indicative of either the results of operations that would have occurred had the acquisition of TurboChef been effective on December 30, 2007 nor are they indicative of any future results.  Also, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate TurboChef.

CookTek

On April 26, 2009, the company completed its acquisition of substantially all of the assets and operations of CookTek LLC (“CookTek”), the leading manufacturer of induction cooking and warming systems for a purchase price of $8.0 million in cash.  An additional deferred payment of $1.0 million is also due to the seller on the first anniversary of the acquisition. Additional contingent payments are also payable over the course of four years upon the achievement of certain sales targets.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date (in thousands):.

Apr 26, 2009

Current assets	$2,595
Property, plant and equipment	152
Goodwill	11,544
Other intangibles	3,622
Current liabilities	(3,428)
Other non-current liabilities	(6,485)

Total cash paid	$8,000
Deferred cash payment	1,000
Contingent consideration	7,360

Net assets acquired and liabilities assumed	$16,360

The CookTek purchase agreement included an earnout provision providing for contingent payments due to the sellers to the extent certain financial targets are exceeded.  The earnout amounts are payable in the four consecutive years subsequent to the acquisition date if CookTek is to exceed certain sales targets for each of those years.  The earnout payment will amount to 10% of the sales in excess of the target for each of the respective years.  There is no cap on the potential earnout payment, however, the company’s estimated probable range of the contingent consideration is between $0 and $15 million.  The fair value of the contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $7.4 million.  This amount was determined based on an income approach.  The fair value measurement is based upon significant inputs not observable in the market and thus represents a Level 3 measurement as defined in SFAS 157.

The goodwill and $2.3 million of other intangibles associated with the trade name are subject to the non-amortization provisions of SFAS No. 142.  Other intangibles also includes less than $ 0.1 million allocated to backlog, $0.9 million allocated to developed technology and $0.5 million allocated to customer relationships which are to be amortized over periods of 3 month, 6 years and 5 years, respectively.  Goodwill and other intangibles of CookTek are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the company is waiting for additional information necessary to finalize those fair values.  Thus, the provisional measurements of fair value set forth above are subject to change.  Such changes are not expected to be significant. The company expects to finalize the valuation of intangible assets and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

Anets

On April 30, 2009, the company completed its acquisition of substantially all of the assets and operations of Anetsberger Brothers, Inc. (“Anets”),a leading manufacturer of griddles, fryers and dough rollers, for a purchase price of $3.5 million. An additional deferred payment of $0.5 million is due to the seller upon the achievement of certain transition objectives.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date (in thousands):

Apr 30, 2009

Current assets	$2,210
Goodwill	3,320
Other intangibles	1,085
Current liabilities	(3,107)
Other non-current liabilities	(150)

Total cash paid	$3,358
Deferred cash payment	500

Net assets acquired and liabilities assumed	$3,858

The goodwill and $0.9 million of other intangibles associated with the trade name are subject to the non-amortization provisions of SFAS No. 142.  Other intangibles also includes less than $0.1 million allocated to developed technology and $0.2 million allocated to customer relationships which are to be amortized over periods of 3 years and 3 years, respectively.  Goodwill and other intangibles of Anets are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the company is waiting for additional information necessary to finalize those fair values.  Thus, the provisional measurements of fair value set forth above are subject to change.  Such changes are not expected to be significant. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” The objective of this statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement defines the period after the balance sheet during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events occurring after the balances sheet date in its financial statements and required disclosures. This statement is effective for interim or annual financial periods ending after June 15, 2009.  The company has complied with the disclosure requirements of SFAS No. 165. The adoption of SFAS No. 165 did not have a material impact on the company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This statement replaces SFAS No. 162 and sets forth a new authoritative guidance for U.S. generally accepted accounting principles “GAAP” applicable to nongovernmental entities.  SFAS No. 168 will modify the GAAP hierarchy established under SFAS No. 162 to include only two levels of GAAP: authoritative and nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The company will comply with the reporting requirements of SFAS No. 168 as of the effective date.

5)	Other Comprehensive Income

The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with SFAS No. 130, "Reporting Comprehensive Income."

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jul 4, 2009	Jun 28, 2008	Jul 4, 2009	Jun 28, 2008

Net earnings	$13,714	$17,117	$27,781	30,298
Currency translation adjustment	1,712	74	968	919
Unrealized gain/(loss) on interest rate swaps, net of tax	352	764	575	220

Comprehensive income	$15,778	$17,955	$29,324	$31,437

Accumulated other comprehensive income is comprised of unrecognized pension benefit costs of $2.5 million net of taxes of $1.1 million as of July 4, 2009 and January 3, 2009, foreign currency translation adjustments of $1.6 million as of July 4, 2009 and $2.5 million as of January 3, 2009 and an unrealized loss on interest rate swaps of $2.6 million, net of taxes of $1.7 million and $3.2 million, net of taxes of $2.1 million, as of July 4, 2009 and January 3, 2009 respectively.

6)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market.  Costs for inventory at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method.  These inventories under the LIFO method amounted to $16.6 million at July 4, 2009 and $22.5 million at January 3, 2009 and represented approximately 17% and 25% of the total inventory in each respective period.  Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method.  The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization.  Inventories at July 4, 2009 and January 3, 2009 are as follows:

	Jul 4, 2009	Jan 3, 2009
	(in thousands)
Raw materials and parts	$43,238	$36,375
Work-in-process	16,486	21,075
Finished goods	36,193	34,668
	95,916	92,118
LIFO adjustment	(567)	(567)

	$95,349	$91,551

7)	Accrued Expenses

Accrued expenses consist of the following:

	Jul 4, 2009	Jan 3, 2009
	(in thousands)

Accrued payroll and related expenses	$21,077	$23,294
Accrued warranty	15,278	12,595
Advance customer deposits	10,451	4,449
Accrued customer rebates	8,759	13,960
Accrued product liability and workers comp	9,110	8,577
Accrued professional services	5,579	5,283
Other accrued expenses	48,779	34,421

	$119,033	$102,579

8)	Warranty Costs

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

A rollforward of the warranty reserve is as follows:

Six Months Ended
Jul 4, 2009
(in thousands)

Beginning balance	$12,595
Warranty reserve related to acquisitions	2,414
Warranty expense	13,127
Warranty claims	(12,858)
Ending balance	$15,278

9)	Financing Arrangements

	Jul 4, 2009	Jan 3, 2009
	(in thousands)

Senior secured revolving credit line	$313,000	$226,350
Foreign loan	8,059	8,350
Total debt	$321,059	$234,700

Less: Current maturities of long-term debt	5,980	6,377

Long-term debt	$315,079	$228,323

During the fourth quarter of 2007 the company entered into a new senior secured credit facility that matures in December 2012.  This agreement was later amended in August 2008 to provide for the acquisition of TurboChef. Terms of the senior credit agreement provide for $497.5 million of availability under a revolving credit line.  As of July 4, 2009, the company had $313.0 million of borrowings outstanding under this facility.  The company also has $6.1 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line.  Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $170.4 million at July 4, 2009.

Borrowings under the senior secured credit facility are assessed at an interest rate of 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate.  At July 4, 2009 the average interest rate on the senior debt amounted to 1.60%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis.  Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line.  This variable commitment fee amounted to 0.25% as of July 4, 2009.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On July 4, 2009 these facilities amounted to $4.0 million in U.S. dollars, including $2.0 million outstanding under a revolving credit facility and $2.0 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 4.65% on July 4, 2009. The term loan matures in 2013 and the interest rate is assessed at 6.14%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On July 4, 2009 these facilities amounted to $4.0 million in U.S. dollars.  The borrowings under these facilities are collateralized by the receivables of the company.  The interest rate on the credit facilities is tied to six-month Euro LIBOR. The facilities mature in April of 2015.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1”), which requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. This statement is effective for interim financial periods ending after June 15, 2009.  The company has complied with the disclosure requirements of this FSP after its effective date.  As FSP No. 107-1 relates to disclosure requirements, the adoption of this statement did not have a material impact on the company’s financial position, results of operations or cash flows.

The company’s debt is reflected on the balance sheet at cost. Based on current market conditions, the company believes its interest rate margins on its existing debt are below the rate available in the market, which causes the fair value of debt to fall below the carrying value.  The company believes the current interest rate margin is approximately 1.0% below current market rates.  However, as the interest rate margin is based upon numerous factors, including but not limited to the credit rating of the borrower, the duration of the loan, the structure and restrictions under the debt agreement, current lending policies of the counterparty, and the company’s relationships with its lenders, there is no readily available market data to ascertain the current market rate for an equivalent debt instrument.  As a result, the current interest rate margin is based upon the company’s best estimate based upon discussions with its lenders.

The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations.  The upfront cash payment is the amount that a market participant would be able to lend at July 4, 2009 to achieve sufficient cash inflows to cover the cash outflows under the company’s senior revolving credit facility assuming the facility was outstanding in its entirety until maturity.  Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s senior revolving credit facility in December 2012.  Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods.  The fair value of the company’s senior debt obligations as estimated by the company based upon its assumptions is approximately $310.2 million at July 4, 2009, as compared to the carrying value of $321.1 million.

The carrying value and estimated aggregate fair value, based primarily on market prices, of debt is as follows (dollars in thousands):

	July 4, 2009		January 3, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$321,059	$310,229	$234,700	$226,486

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and integration expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt.  The agreements swap one-month LIBOR for fixed rates. As of July 4, 2009 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

$ 25,000,000	3.67%	9/26/2008	9/01/2011
$ 25,000,000	3.35%	1/14/2008	1/14/2010
$ 20,000,000	2.80%	9/08/2008	9/06/2009
$ 20,000,000	3.35%	6/10/2008	6/10/2010
$ 15,000,000	3.13%	9/08/2008	9/06/2010
$ 10,000,000	2.78%	2/06/2008	2/06/2010
$ 10,000,000	3.03%	2/06/2008	2/06/2011
$ 10,000,000	3.46%	9/08/2008	9/06/2011
$ 10,000,000	5.03%	3/03/2006	12/21/2009
$ 10,000,000	2.92%	2/01/2008	2/01/2010
$ 10,000,000	3.59%	6/10/2008	6/10/2011

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, ratios of indebtedness of 3.5 debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and fixed charge coverage of 1.25 EBITDA to fixed charges. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors.  The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company.  At July 4, 2009, the company was in compliance with all covenants pursuant to its borrowing agreements.

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

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates.  As of July 4, 2009, the company had no forward contracts outstanding.

Interest Rate:  The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for  fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income.  As of July 4, 2009, the fair value of these instruments was a loss of $4.8 million.  The change in fair value of these swap agreements in the first six months of 2009 was a gain of $ 0.4 million, net of taxes.

A summary of the company’s interest rate swaps is as follows:

		Six Months Ended
	Location	Jul 4, 2009	Jun 28, 2008
		(amounts in thousands)

Fair value	Other liabilities	$(4,787)	$(69)
Amount of gain/(loss) recognized in other comprehensive income	Other comprehensive income	$575	$(220)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Other comprehensive income	$—	$—
Gain/(loss) recognized in income (ineffective portion)	Other expense	$(15)	$(193)

Interest rate swaps are subject to default risk to the extent the counterparty were unable to satisfy its settlement obligations under the interest rate swap agreements.  The company reviews the credit profile of the financial institutions that are counterparties to such swap agreements and assesses their creditworthiness prior to entering into the interest rate swap agreements.  The interest rate swap agreements typically contain provisions that allow the counterparty to require early settlement in the event that the company becomes insolvent or is unable to maintain compliance with its covenants under its existing debt agreement.

11)	Segment Information

The company operates in three reportable operating segments defined by management reporting structure and operating activities.

The Commercial Foodservice Equipment Group manufactures cooking equipment for the restaurant and institutional kitchen industry.  This business segment has manufacturing facilities in California, Illinois, Michigan, Missouri, Nevada, New Hampshire, North Carolina, Tennessee, Texas, Vermont, Denmark, Italy, and the Philippines   Principal product lines of this segment include baking ovens, broilers, catering equipment, charbroilers, combi-ovens, coffee and beverage systems, convection ovens, conveyor ovens, countertop cooking equipment, foodwarming equipment, fryers, griddles, hot food servers, induction cooking and warming systems, ranges, speed cook ovens, steamers and steam equipment, toasters and ventless cooking systems.  These products are sold and marketed under the brand names:  Anets, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, CTX, Carter-Hoffmann, CookTek, Frifri, Giga, Holman, Houno, Jade, Lang, MagiKitch’n, Middleby Marshall, Nu-Vu, Pitco, Southbend, Star, Toastmaster, TurboChef and Wells.

The Food Processing Equipment Group manufactures preparation cooking, packaging and food safety equipment for the food processing industry.  This business segment has manufacturing facilities in Georgia and Wisconsin.  Its principal products include batch ovens sold under the Alkar brand, conveyorized ovens and continuous process ovens, breading, battering, mixing, forming, and slicing equipment sold under the MP Equipment brand and packaging and food safety equipment sold under the RapidPak brand.

The International Distribution Division provides integrated sales, design, export management, distribution and installation services through its operations in China, India, Lebanon, Mexico, the Philippines, Russia, South Korea, Spain, Sweden, Taiwan and the United Kingdom.  The division sells the company’s product lines and certain non-competing complementary product lines throughout the world.  For a local country distributor or dealer, the company is able to provide a centralized source of foodservice equipment with complete export management and product support services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief decision maker evaluates individual segment performance based on operating income.  Management believes that intersegment sales are made at established arms-length transfer prices.

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jul 4, 2009		Jun 28, 2008		Jul 4, 2009		Jun 28, 2008
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice	$137,264	86.5	$146,869	84.6	$300,793	88.4	$280,885	84.0
Food Processing	15,673	9.9	20,468	11.8	28,538	8.4	40,356	12.1
International Distribution(1)	12,524	7.9	15,425	8.9	24,521	7.2	31,218	9.3

Intercompany sales (2)	(6,860)	(4.3)	(9,249)	(5.3)	(13,705)	(4.0)	(18,063)	(5.4)
Total	$158,601	100.0%	$173,513	100.0%	$340,147	100.0%	$334,396	100.0%

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Represents the elimination of sales from the Commercial Foodservice Equipment Group to the International Distribution Division

The following table summarizes the results of operations for the company's business segments(1)(in thousands):

	Commercial Foodservice	Food Processing	International Distribution	Corporate and Other(2)	Eliminations(3)	Total

Three months ended July 4, 2009
Net sales	$137,264	$15,673	$12,524	$—	$(6,860)	$158,601
Operating income	32,793	2,170	556	(8,574)	—	26,945
Depreciation and amortization expense	2,347	313	46	164	—	2,870
Net capital expenditures	1,886	-	94	120	—	2,100

Six months ended July 4, 2009
Net sales	$300,793	$28,538	$24,521	$—	$(13,705)	$340,147
Operating income	67,912	3,843	1,250	(18,224)	255	55,036
Depreciation and amortization expense	7,010	661	83	321	—	8,075
Net capital expenditures	3,435	24	153	358	—	3,970

Total assets	699,866	64,667	25,387	37,272	(6,135)	821,057
Long-lived assets	544,249	42,739	537	12,064	—	599,589

Three months ended June 28, 2008
Net sales	$146,869	$20,468	$15,425	$—	$(9,249)	$173,513
Operating income	37,657	3,297	1,092	(9,707)	153	32,492
Depreciation and amortization expense	2,786	416	47	80	—	3,329
Net capital expenditures	545	25	49	—	—	619

Six months ended June 28, 2008
Net sales	$280,885	$40,356	$31,218	$—	$(18,063)	$334,396
Operating income	68,204	6,086	2,166	(18,149)	201	58,508
Depreciation and amortization expense	5,674	832	99	257	—	6,862
Net capital expenditures	2,444	76	201	22	—	2,743

Total assets	535,556	74,047	30,805	24,810	(8,475)	656,743
Long-lived assets	370,046	37,618	724	16,228	—	424,616

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

Long-lived assets by major geographic region are as follows (in thousands):

	Jul 4, 2009	Jun 28, 2008

United States and Canada	$563,645	$401,819
Asia	1,998	1,874
Europe and Middle East	26,369	20,923
Latin America	217	—
Total international	28,584	22,797

	$592,229	$424,616

Net sales by major geographic region, including those sales from the Commercial Foodservice Equipment Group direct to international customers, were as follows (in thousands):

	Three Months Ended		Six Months Ended

	Jul 4, 2009	Jun 28, 2008	Jul 4, 2009	Jun 28, 2008

United States and Canada	$134,100	$138,619	$292,632	$271,572
Asia	5,339	9,358	10,646	16,510
Europe and Middle East	15,777	20,489	29,353	36,860
Latin America	3,385	5,047	7,516	9,454

Net sales	$158,601	$173,513	$340,147	$334,396

12)	Employee Retirement Plans

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

During the first quarter the company made the decision and took action to close one of its manufacturing facilities and transfer production to another of the company’s manufacturing facilities.  The company anticipates this initiative will be fully complete by the 2009 third quarter.  The company recorded expense included within general and administrative expenses in the condensed consolidated statements of earnings in the first six months of 2009 for severance and employee benefits associated with this initiative.  These costs are summarized as follows (in thousands):

Employee-related severance and benefit costs incurred	$2,300
Payments	(189)
Balance July 4, 2009	$2,111

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jul 4, 2009		Jun 28, 2008		Jul 4, 2009		Jun 28, 2008
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice	$137,264	86.5	$146,869	84.6	$300,793	88.4	$280,885	84.0
Food Processing	15,673	9.9	20,468	11.8	28,538	8.4	40,356	12.1
International Distribution(1)	12,524	7.9	15,425	8.9	24,521	7.2	31,218	9.3

Intercompany sales (2)	(6,860)	(4.3)	(9,249)	(5.3)	(13,705)	(4.0)	(18,063)	(5.4)
Total	$158,601	100.0%	$173,513	100.0%	$340,147	100.0%	$334,396	100.0%

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Represents the elimination of sales from the Commercial Foodservice Equipment Group to the International Distribution Division.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended		Six Months Ended
	Jul 4, 2009	Jun 28, 2008	Jul 4, 2009	Jun 28, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.3	61.4	61.7	62.3
Gross profit	38.7	38.6	38.3	37.7
Selling, general and administrative expenses	21.7	19.9	22.1	20.2
Income from operations	17.0	18.7	16.2	17.5
Net interest expense and deferred financing amortization	1.8	1.8	1.8	2.0
Other expense, net	0.3	0.2	0.2	0.3
Earnings before income taxes	14.9	16.7	14.2	15.2
Provision for income taxes	6.3	6.8	6.0	6.1
Net earnings	8.6%	9.9%	8.2%	9.1%

Three Months Ended July 4, 2009 Compared to Three Months Ended June 28, 2008

NET SALES. Net sales for the second quarter of fiscal 2009 were $158.6 million as compared to $173.5 million in the second quarter of 2008.

•
Net sales at the Commercial Foodservice Equipment Group amounted to $137.3 million in the second quarter of 2009 as compared to $146.9 million in the prior year quarter.  Net sales from the acquisitions of TurboChef, which was acquired on January 5, 2009, CookTek, which was acquired on April 26, 2009, and Anets, which was acquired on April 30, 2009, accounted for an increase of $21.8 million during the second quarter of 2009.  Excluding the impact of acquisitions, net sales of commercial foodservice equipment decreased $31.4 million.

•	Net sales for the Food Processing Equipment Group amounted to $15.7 million in the second quarter of 2009 as compared to $20.5 million in the prior year quarter.

•	Net sales at the International Distribution Division during the second quarter of 2009 decreased by $2.9 million to $12.5 million reflecting lower sales in Asia, Europe and Latin America.

Sales at all three business segments continued to be impacted by the global recession.  Chain restaurant customers continue to have lower restaurant openings.  Additionally, restaurant operators and food processing customers have deferred the replacement and upgrade of equipment given the current economic conditions.

GROSS PROFIT. Gross profit decreased to $61.3 million in the second quarter of 2009 from $67.0 million in the prior year period, reflecting the impact of lower sales volumes.  The gross margin rate was 38.7% in the second quarter of 2009 as compared to 38.6% in the prior year quarter.  The net change in the gross margin rate reflects:

•	Improved margins at certain of the newly acquired operating companies which have improved due to acquisition integration initiatives.

•	Reduced material costs associated with steel pricess and other supply chain initiatives.

•	The adverse impact of lower sales volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses decreased slightly from $34.5 million in the second quarter of 2008 to $34.4 million in the second quarter of 2009.  As a percentage of net sales, operating expenses increased from 19.9% in the second quarter of 2008 to 21.7% in the second quarter of 2009. Selling expenses remained the same at $16.7 million in the second quarter of 2009.  Selling expenses reflect increased costs of $2.9 million associated the acquisitions of TurboChef, CookTek and Anets offset by reduced costs of $1.7 million associated with commission expense due to lower sales and lower commission rates. General and administrative expenses decreased from $17.8 million in the second quarter of 2008 to $17.7 million in the second quarter of 2009.  General and administrative expenses reflect $2.1 million of costs associated with the acquired operations of TurboChef, CookTek and Anets offset by lower incentive based compensation and other expenses.

NON-OPERATING EXPENSES.  Interest and deferred financing amortization costs decreased to $2.8 million in the second quarter of 2009 as compared to $3.0 million in the second quarter of 2008, due to lower interest rates on increased borrowings resulting from recent acquisitions.  Other expense was $0.5 million in the second quarter of 2009, which primarily consisted of foreign exchange losses, as compared to $0.6 million in the prior year second quarter.

INCOME TAXES. A tax provision of $9.9 million, at an effective rate of 42%, was recorded during the second quarter of 2009, as compared to a $11.8 million provision at a 41% effective rate in the prior year quarter.

Six Months Ended July 4, 2009 Compared to Six Months Ended June 28, 2008

NET SALES. Net sales for the six-month period ended July 4, 2009 were $340.1 million as compared to $334.4 million in the six-month period ended June 28, 2008.

•
Net sales at the Commercial Foodservice Equipment Group for the six-month period ended July 4, 2009 amounted to $300.8 million as compared to $280.9 million for the six-month period ended June 28, 2008. Net sales from the acquisitions of TurboChef, which was acquired on January 5, 2009, CookTek, which was acquired on April 26, 2009 and Anets, which was acquired on April 30, 2009 accounted for an increase of $44.7 million during the second quarter of 2009.  Excluding the impact of acquisitions, net sales of commercial foodservice equipment for the six-month period ended July 4, 2009 decreased by $24.8 million as compared to the six-month period ended June 28, 2008.   Sales of the Commercial Foodservice Equipment Group were impacted by reduced restaurant openings and deferred purchases to replace and upgrade existing equipment.  This decline was offset in part by a large equipment rollout with a major chain customer to support a new menu item.

•
Net sales for the Food Processing Equipment Group amounted to $28.5 million in the six-month period ended July 4, 2009 as compared to $40.4 million in the prior year period.  Net sales of food processing equipment continued to be impacted by the adverse economic conditions.

•
Net sales at the International Distribution Division for the six-month period ended July 4, 2009 decreased by $6.7 million to $24.5 million or 21.5%, reflecting lower sales in Asia, Europe and Latin America.  Sales continue to be affected by adverse economic conditions internationally and reduced store openings by the U.S. chains in the international markets.

GROSS PROFIT. Gross profit increased to $130.1 million in the six-month period ended July 4, 2009 from $125.9 million in the six-month period ended June 28, 2008, reflecting the impact of higher sales volumes.  The gross margin rate was 38.3% in the six-month period ended July 4, 2009 as compared to 37.7% in the six-month period ended June 28, 2008.  The net increase in the gross margin rate reflects:

•	Improved margins at certain of the newly acquired operating companies which have improved due to acquisition integration initiatives.

•	Reduced material costs associated with steel prices and other supply chain initiatives.

•	The adverse impact of lower sales volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $67.4 million in the six–month period ended June 28, 2008 to $75.1 million in the six-month period ended July 4, 2009.  As a percentage of net sales, operating expenses increased from 20.2% to 22.1% in the six-month period ended July 4, 2009. Selling expenses increased slightly from $32.9 million in the six-month period ended June 28, 2008 to $33.0 million in the six month period ended July 4, 2009.  Selling expenses reflect increased costs of $5.9 million associated the acquisitions of TurboChef, CookTek and Anets offset in part by reduced costs of $4.1 million associated with commission expense due to lower sales and lower commission rates. General and administrative expenses increased from $34.5 million in the six-month period ended June 28, 2008 to $42.1 million in the six-month period ended June 28, 2008.  General and administrative expenses reflect $5.7 million of costs associated with the acquired operations of TurboChef, CookTek and Anets and $2.4 million associated with the closure and consolidation of a manufacturing facility.

NON-OPERATING EXPENSES.  Interest and deferred financing amortization costs decreased to $6.0 million in the six-month period ended July 4, 2009 as compared to $6.7 million in the six-month period ended June 28, 2008, due to lower interest rates on increased borrowings resulting from recent acquisitions.  Other expense was $0.7 million in the six-month period ended July 4, 2009, which primarily consisted of foreign exchange losses, as compared to $0.9 million in the six-month period ended June 28, 2008.

INCOME TAXES. A tax provision of $20.5 million, at an effective rate of 42%, was recorded during the six-month period ended July 4, 2009, as compared to a $20.5 million provision at a 40% effective rate in the six-month period ended June 28, 2008.

Financial Condition and Liquidity

During the six months ended July 4, 2009, cash and cash equivalents increased by $1.9 million to $8.0 million at July 4, 2009  from $6.1 million at January 3, 2009.  Net borrowings increased from $234.7 million at January 3, 2009 to $321.1 million at July 4, 2009.

OPERATING ACTIVITIES. Net cash provided by operating activities was $47.2 million for the six month period ended July 4, 2009 compared to $43.0 million for the six-month period ended June 28, 2008.

During the six months ended July 4, 2009, changes in working capital included a $19.4 million decrease in accounts receivable, a $9.7 million decrease in inventory, and a $6.6 million decrease in accounts payable.  These changes in working capital reflect the completion and collection of payment related to a large chain customer order that was completed during the first half of the year.  Prepaid and other assets decreased $1.4 million. Accrued expenses and other non-current liabilities also decreased by $18.0 million reflecting the payment of transaction costs associated with the TurboChef acquisition and obligations under prior year sales rebate and incentive compensation program.

INVESTING ACTIVITIES. During the six months ended July 4, 2009, net cash used in investing activities amounted to $131.5 million.  This includes cash utilized to complete the acquisitions of TurboChef of $116.1 million, CookTek of $8.0 million, Anets of $3.4 million and $4.0 million of capital expenditures associated with additions and upgrades of production equipment.

FINANCING ACTIVITIES.  Net cash flows provided by financing activities were $86 million during the six months ended July 4, 2009.  The net increase in debt includes $ 86.7 million in net borrowings under the company’s $497.5 million revolving credit facility utilized to fund the company’s investing activities.

At July 4, 2009, the company was in compliance with all covenants pursuant to its borrowing agreements.  Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” The objective of this statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement defines the period after the balance sheet during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events occurring after the balances sheet date in its financial statements and required disclosures. This statement is effective for interim or annual financial periods ending after June 15, 2009.  The company has complied with the disclosure requirements of SFAS No. 165. The adoption of SFAS No. 165 did not have a material impact on the company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This statement replaces SFAS No. 162 and sets forth a new authoritative guidance for U.S. generally accepted accounting principles (“GAAP”) applicable to nongovernmental entities.  SFAS No. 168 will modify the GAAP hierarchy established under SFAS No.162 to include only two levels of GAAP: authoritative and nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The company will comply with the reporting requirements of SFAS No. 168 as of the effective date.

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

Contractual Obligations

The company's contractual cash payment obligations as of July 4, 2009 are set forth below (in thousands):

	Amounts				Total
	Due Sellers			Idle	Contractual
	From	Long-term	Operating	Facility	Cash
	Acquisitions	Debt	Leases	Leases	Obligations

Less than 1 year	$2,465	$5,980	$3,874	$431	$12,750
1-3 years	5,156	428	5,175	855	11,614
3-5 years	3,025	313,428	957	879	318,289
After 5 years	—	1,223	—	506	1,728

	$10,646	$321,059	$10,006	$2,671	$344,381

The company has an obligation to make $3.3 million of purchase price payments to the sellers of Giga that were deferred in conjunction with the acquisition. The company has an obligation to make certain contingent consideration payments to the sellers of CookTek. The fair value amount of these payments was $7.4 million as of July 4, 2009.

The company has contractual obligations under its various debt agreements to make interest payments.  These amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments is not determinable.

The company has $6.1 million in outstanding letters of credit, which expire on April 4, 2010, to secure potential obligations under insurance programs.

Idle facility leases consists of an obligation for a manufacturing location that was exited in conjunction with the company's manufacturing consolidation efforts.  This lease obligation continues through June 2015.  This facility has been subleased through July 2009.  The obligation presented above does not reflect any anticipated sublease income from the facilities.

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

	Fixed	Variable
	Rate	Rate
Twelve Month Period Ending	Debt	Debt
	(in thousands)

July 4, 2010	$—	$5,980
July 4, 2011	—	214
July 4, 2012	—	214
July 4, 2013	—	313,214
July 4, 2014 and thereafter	—	1,437

	$—	$321,059

During the fourth quarter of 2007 the company entered into a new senior secured credit facility that matures on December 2012. This agreement was later amended in August 2008 to provide for the acquisition of TurboChef. Terms of the senior credit agreement provide for $497.5 million of availability under a revolving credit line.  As of July 4, 2009, the company had $313.0 million of borrowings outstanding under this facility.  The company also has $6.1 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line.  Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $170.4 million at July 4, 2009.

Borrowings under the senior secured credit facility are assessed at an interest rate 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate.  At July 4, 2009 the average interest rate on the senior debt amounted to 1.60%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis.  Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line.  This variable commitment fee amounted to 0.25% as of July 4, 2009.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On July 4, 2009 these facilities amounted to $4.0 million in U.S. dollars, including $2.0 million outstanding under a revolving credit facility and $2.0 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 4.65% on July 4, 2009. The term loan matures in 2013 and the interest rate is assessed at 6.14%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings  denominated in Euro.  On July 4, 2009 these facilities amounted to $4.0 million in U.S. dollars.  The borrowings under these facilities are collateralized by the receivables of the company.  The interest rate on the credit facilities is tied to six-month Euro LIBOR. The facilities mature in April of 2015.

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and integration expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt.  The agreements swap one-month LIBOR for fixed rates. As of July 4, 2009 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

$25,000,000	3.67%	9/26/2008	9/01/2011
$25,000,000	3.35%	1/14/2008	1/14/2010
$20,000,000	2.80%	9/08/2008	9/06/2009
$20,000,000	3.35%	6/10/2008	6/10/2010
$15,000,000	3.13%	9/08/2008	9/06/2010
$10,000,000	2.78%	2/06/2008	2/06/2010
$10,000,000	3.03%	2/06/2008	2/06/2011
$10,000,000	3.46%	9/08/2008	9/06/2011
$10,000,000	5.03%	3/03/2006	12/21/2009
$10,000,000	2.92%	2/01/2008	2/01/2010
$10,000,000	3.59%	6/10/2008	6/10/2011

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, ratios of indebtedness of 3.5 debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and fixed charge coverage of 1.25 EBITDA to fixed charges. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors.  The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company.  At July 4, 2009, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for a fixed rates  The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income.  As of July 4, 2009, the fair value of these instruments was a loss of $4.8 million.  The change in fair value of these swap agreements in the first six months of 2009 was a gain of $0.4 million, net of taxes.

Foreign Exchange Derivative Financial Instruments

The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates.  The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures.  There were no forward contracts outstanding at the end of the quarter ended July 4, 2009.

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

As of July 4, 2009, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended July 4, 2009, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the six months ended July 4, 2009, except as follows:

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
April 5 to May 2, 2009	—	—	—	627,332
May 3, 2009 to May 30, 2009	—	—	—	627,332
May 31, 2009 to July 4, 2009	—	—	—	627,332
Quarter ended July 4, 2009	—	—	—	627,332

In July 1998, the company's Board of Directors adopted a stock repurchase program that authorized the purchase of common shares in open market purchases.  As of July 4, 2009, 1,172,668 shares had been purchased under the 1998 stock repurchase program.

Item 4.  Submission of Matters to a Vote of Security Holders

At the company’s annual meeting of stockholders held on May 7, 2009, the company’s stockholders approved proposals to: (i) elect eight directors to hold office until the company’s 2010 annual meeting, (ii) ratify the selection of Deloitte & Touche LLP as the independent public accountants of the company for the current fiscal year ending January 2, 2010, (iii) approve performance goals under the company’s 2007 Stock Incentive Plan and (iv) approve an amendment to the company’s 2007 Stock Incentive Plan.  The voting results were as follows:

i)	Election of Directors

Nominee	For	Withheld	Abstained

Bassoul	13,097,207	3,293,450	0
Lamb	15,945,487	1,075,170	0
Levenson	15,841,645	1,179,012	0
Miller	16,302,733	717,924	0
O'Brien	16,465,339	555,318	0
Putnam	15,788,375	1,232,282	0
Streeter	15,784,069	1,231,588	0
Yohe	16,303,611	717,046	0

ii)	Ratification of Selection of Independent Public Accountants

For	Withheld	Abstained
16,320,337	666,825	33,495

iii)	Approval of performance goals under the 2007 Stock Incentive Plan

For	Withheld	Abstained	Broker Non-Votes
13,467,297	399,438	40,449	3,113,473

iv)	Approval of an amendment to the 2007 Stock Incentive Plan

For	Withheld	Abstained	Broker Non-Votes
10,772,121	3,098,936	36,127	3,113,473

Item 6.  Exhibits

Exhibits – The following exhibits are filed herewith:

Exhibit 10.1*-	The Middleby Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed May 13, 2009.

Exhibit 31.1 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 –	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

*  Designates management contract or compensation plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date	August 13, 2009	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer

EXHIBIT INDEX

Exhibit 10.1*-	The Middleby Corporation 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed May 13, 2009.

Exhibit 31.1 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 –	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

*  Designates management contract or compensation plan.