Form 10-Q
period 2009-10-03
MIDDLEBY CORP
filed 2009-11-12
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 3, 2009

or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No  ☒

As of November 6, 2009, there were 18,556,037 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED OCTOBER 3, 2009

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)
(Unaudited)

	Oct 3, 2009	Jan 3, 2009
ASSETS
Current assets:
Cash and cash equivalents	$10,991	$6,144
Accounts receivable, net of reserve for doubtful accounts of $7,625 and $6,598	79,033	85,969
Inventories, net	93,879	91,551
Prepaid expenses and other	8,334	7,646
Current deferred taxes	33,047	18,387
Total current assets	225,284	209,697
Property, plant and equipment, net of accumulated depreciation of $44,785 and $40,370	46,184	44,757
Goodwill	361,515	266,663
Other intangibles	186,795	125,501
Other assets	3,403	3,314
Total assets	$823,181	$649,932

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$6,890	$6,377
Accounts payable	39,879	32,543
Accrued expenses	126,232	102,579
Total current liabilities	173,001	141,499
Long-term debt	288,118	228,323
Long-term deferred tax liability	12,450	33,687
Other non-current liabilities	30,452	23,029
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 47,500,000 shares authorized; 22,625,950 and 21,068,556 shares issued in 2009 and 2008, respectively	136	120
Paid-in capital	157,399	107,305
Treasury stock at cost; 4,069,913 and 4,074,713 shares in 2009 and 2008, respectively	(102,000)	(102,000)
Retained earnings	269,513	226,231
Accumulated other comprehensive income	(5,888)	(8,262)
Total stockholders' equity	319,160	223,394
Total liabilities and stockholders' equity	$823,181	$649,932

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct 3, 2009	Sep27, 2008	Oct 3, 2009	Sep 27, 2008

Net sales	$153,989	$166,472	$494,136	$500,868
Cost of sales	91,952	101,735	301,989	310,221
Gross profit	62,037	64,737	192,147	190,647
Selling expenses	16,361	16,822	49,335	49,743
General and administrative expenses	17,602	16,962	59,702	51,443
Income from operations	28,074	30,953	83,110	89,461
Net interest expense and deferred financing amortization	2,797	3,168	8,800	9,910
Other expense, net	(137)	850	607	1,798
Earnings before income taxes	25,414	26,935	73,703	77,753
Provision for income taxes	9,913	10,645	30,421	31,165
Net earnings	$15,501	$16,290	$43,282	$46,588

Net earnings per share:
Basic	$0.88	$1.02	$2.46	$2.91

Diluted	$0.83	$0.96	$2.34	$2.72

Weighted average number of shares
Basic	17,600	15,911	17,589	15,985
Dilutive stock option [1]	1,154	1,106	931	1,158
Diluted	18,754	17,017	18,520	17,143

[1]	There were no anti-dilutive stock options excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	Oct 3, 2009	Sep 27, 2008

Cash flows from operating activities-
Net earnings	$43,282	$46,588

Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	11,873	10,256
Deferred taxes	(2,850)	2,593
Non-cash share-based compensation	8,184	8,421
Unrealized loss on derivative financial instruments	14	169
Changes in assets and liabilities, net of acquisitions Accounts receivable, net	22,065	100
Inventories, net	11,718	(7,022)
Prepaid expenses and other assets	(850)	13,243
Accounts payable	(2,636)	(2,108)
Accrued expenses and other liabilities	(13,638)	(8,248)

Net cash provided by operating activities	77,162	63,992

Cash flows from investing activities-
Net additions to property and equipment	(4,941)	(3,408)
Acqusition of Carter Hoffman	-	(167)
Acquisition of MP	-	(3,000)
Acquisition of Wells Bloomfield	-	(317)
Acquisition of Star	-	(188,241)
Acquisition of Giga	-	(9,918)
Acquisition of Frifri	-	(3,050)
Acquisition of TurboChef	(116,129)	-
Acquisition of CookTek	(8,000)	-
Acquisition of Anets	(3,359)	-

Net cash (used in) investing activities	(132,429)	(208,101)

Cash flows from financing activities-
Net proceeds under revolving credit facilities	59,650	156,450
Net payments under foreign bank loan	221	525
Debt issuance costs	-	(1,002)
Repurchase of treasury stock	-	(12,359)
Net proceeds from stock issuances	384	270

Net cash provided by financing activities	60,255	143,884

Effect of exchange rates on cash and cash equivalents	(141)	(211)

Changes in cash and cash equivalents-

Net increase (decrease) in cash and cash equivalents	4,847	(436)

Cash and cash equivalents at beginning of year	6,144	7,463

Cash and cash equivalents at end of quarter	$10,991	$7,027

Supplemental disclosure of cash flow information:
Interest paid	$8,170	$8,524
Income tax payments	$24,509	$19,582

Non-cash investing and financing activities:
Stock issuance related to the acquisition of TurboChef	$44,048	$—
Contingent consideration related to the acquisition of CookTek	$7,360	$—

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 3, 2009
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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of October 3, 2009 and January 3, 2009, and the results of operations for the nine months ended October 3, 2009 and September 27, 2008 and cash flows for the nine months ended October 3, 2009 and September 27, 2008.

Events that occurred after October 3, 2009, up until the filing of this Form 10-Q on November 12, 2009 were considered in the preparation of these condensed consolidated financial statements.

B)	Non- Cash Share-Based Compensation

The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options.  Non-cash share-based compensation expense was $2.7 million and $2.8 million for the three months ended October 3, 2009 and September 27, 2008 respectively.  Non-cash share-based compensation was $8.2 million and $8.4 million for the nine month periods ended October 3, 2009 and September 27, 2008, respectively.

C)	Income Tax Contingencies

On December 31, 2006, the company adopted the provisions of Accounting Standards Codification (“ASC”) 740 “Income Taxes”. This interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information.

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

On December 30, 2007 (first day of fiscal year 2008), the company adopted the provisions of ASC 820 “Fair Value Measurements and Disclosures”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements.

ASC 825 “Financial Instruments” delayed the effective date of the application of ASC 820 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The adoption of ASC 825 did not have a material impact on the company’s financial position, results of operations or cash flows.

ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into the following levels:

Level 1 – Quoted prices in active markets for identical assets or liabilities
Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
Level 3 – Unobservable inputs based on our own assumptions.

The company’s financial assets and liabilities that are measured at fair value are categorized using the fair value hierarchy at October 3, 2009 are as follows (in thousands):

	Fair Value	Fair Value	Fair Value
	Level 1	Level 2	Level 3	Total

Financial Assets:
None	—	—	—	—

Financial Liabilities:
Interest rate swaps	—	$4,008	—	$4,008
Contingent consideration	—	—	$7,360	$7,360

The contingent consideration relates to an earnout provision recorded in conjunction with the acquisition of CookTek LLC.  See Note 2 for more information.

ASC 825 “Financial Instruments” also permits entities to choose to measure many financial instruments and certain other items at fair value.  As the company did not elect the fair value option, the adoption of ASC 825 did not have a material impact on the company’s financial position, results of operations and cash flows for the nine months ended October 3, 2009.

As of  October 3, 2009, certain fixed assets were measured at fair value on a nonrecurring basis as the result of a plant consolidation initiative.  The fixed assets were valued using the measurements classified as Level 2.  The company recorded a non-cash impairment charge of $1.6 million in the third quarter of 2009 to write-down fixed assets to their fair value.

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

The goodwill and $47.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350 “Intangibles - Goodwill and Other”.  Other intangibles also includes $0.4 million allocated to backlog, $3.8 million allocated to developed technology and $24.0 million allocated to customer relationships which are to be amortized over periods of 1 month, 7 years and 7 years, respectively.  Goodwill and other intangibles of Star are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets generally are not expected to be deductible for tax purposes.

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

Giga

On April 22, 2008, the company acquired the stock of Giga Grandi Cucine S.r.l. (“Giga”), a leading European manufacturer of ranges, ovens and steam cooking equipment for a purchase price of $9.7 million in cash plus transaction costs.  The company also assumed $5.1 million of debt included as part of the net assets of Giga.  An additional deferred payment of $3.3 million is also due to the seller ratably over a three year period.

The final allocation of cash paid for the Giga acquisition is summarized as follows (in thousands):

April 22, 2008

Cash	$217
Current assets	12,442
Property, plant and equipment	628
Goodwill	10,474
Other intangibles	5,242
Other assets	473
Current maturities of long-term debt	(5,105)
Current liabilities	(6,874)
Other non-current liabilities	(7,347)

Total cash paid	$10,150

The goodwill and $3.7 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350.  Other intangibles also includes $0.2 million allocated to backlog and $1.3 million allocated to customer relationships, which are to be amortized over periods of 3 months and 4 to 10 years, respectively.  Goodwill and other intangibles of Giga are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes.

Frifri

On April 23, 2008, the company acquired the assets of FriFri aro SA (“FriFri”), a leading European supplier of frying systems for an aggregate purchase price of $3.4 million plus transaction costs.

The final allocation of cash paid for the Frifri acquisition is summarized as follows (in thousands):

April 23, 2008

Cash	$663
Current assets	5,076
Property, plant and equipment	398
Goodwill	3,573
Current liabilities	(6,182)

Total cash paid	$3,528

The goodwill is subject to the non-amortization provisions of ASC 350.  Goodwill of Frifri is allocated to the Commercial Foodservice Equipment Group for segment reporting purposes.

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

	Jan 5, 2009	Measurement Period	Jan 5, 2009
	(as initially reported)	Adjustments	(as adjusted)
Cash	$10,146	$—	$10,146
Current assets	23,979	(524)	23,455
Current deferred tax asset	11,449	(373)	11,076
Property, plant and equipment	4,155	(2,835)	1,320
Goodwill	66,821	9,999	76,820
Other intangibles	72,516	(9,466)	63,050
Deferred tax asset	18,588	3,383	21,971
Current liabilities	(36,615)	(132)	(36,747)
Other non-current liabilities	(768)	—	(768)

Total cash paid	$170,271	$52	$170,323

The current and long term deferred tax assets amounted to $11.1 million and $22.0 million, respectively.  These net assets are comprised of $42.3 million related to federal and state net operating loss carry forwards, $12.6 million of assets arising from the difference between the book and tax basis of tangible asset and liability accounts, net of $21.8 million of deferred tax liabilities related to the difference between the book and tax basis of identifiable intangible assets.  Federal and state net operating loss carryforwards are subject to carryforward limitations for income tax purposes.

The goodwill and $49.8 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350.  Other intangibles also includes $0.4 million allocated to backlog, $3.9 million allocated to developed technology and $8.9 million allocated to customer relationships which are to be amortized over periods of 3 months, 5 years and 5 years, respectively.  Goodwill and other intangibles of TurboChef are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes.  These assets generally are not expected to be deductible for tax purposes.

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

Results of Operations

The following unaudited results of operations for the three and nine months ended October 3, 2009, reflect the operations of TurboChef on a stand-alone basis (in thousands):

	Three Months Ended Oct 3, 2009	Nine Months Ended Oct 3, 2009

Net sales	$16,750	$59,080
Income from operations	$2,903	$10,199

Pro forma Financial Information

The following unaudited pro forma results of operations for the three and nine months ended September 27, 2008 assumes the TurboChef acquisition was completed on December 30, 2007.  The pro forma results include adjustments to reflect additional interest expense to fund the acquisition, amortization of intangibles associated with the acquisition, and the effects of adjustments made to the carrying value of certain assets.

	Three Months Ended Sep 27, 2008	Nine Months Ended Sep 27, 2008

Net sales	$186,696	$566,585
Net earnings	11,411	31,308

Net earnings per share:
Basic	0.66	1.78
Diluted	0.61	1.67

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

	Apr 26, 2009	Measurement Period	Apr 26, 2009
	(as initially reported)	Adjustments	(as adjusted)

Current assets	$2,595	$(12)	$2,583
Property, plant and equipment	152	—	152
Goodwill	11,544	12	11,556
Other intangibles	3,622	—	3,622
Current liabilities	(3,428)	—	(3,428)
Other non-current liabilities	(6,485)	—	(6,485)

Total cash paid	$8,000	$—	$8,000
Deferred cash payment	1,000	—	1,000
Contingent consideration	7,360	—	7,360

Net assets acquired and liabilities assumed	$16,360	$—	$16,360

The CookTek purchase agreement included an earnout provision providing for contingent payments due to the sellers to the extent certain financial targets are exceeded.  The earnout amounts are payable in the four consecutive years subsequent to the acquisition date if CookTek is to exceed certain sales targets for each of those years.  The earnout payment will amount to 10% of the sales in excess of the target for each of the respective years.  There is no cap on the potential earnout payment, however, the company’s estimated probable range of the contingent consideration is between $0 and $15 million.  The fair value of the contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $7.4 million.  This amount was determined based on an income approach.  The fair value measurement is based upon significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820

The goodwill and $2.3 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350.  Other intangibles also includes less than $0.1 million allocated to backlog, $0.9 million allocated to developed technology and $0.5 million allocated to customer relationships which are to be amortized over periods of 3 months, 6 years and 5 years, respectively.  Goodwill and other intangibles of CookTek are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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

The goodwill and $0.9 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350.  Other intangibles also includes less than $0.1 million allocated to developed technology and $0.2 million allocated to customer relationships which are to be amortized over periods of 3 years and 3 years, respectively.  Goodwill and other intangibles of Anets are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805, “Business Combinations”.  This statement provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. This statement also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. This statement is effective for business combinations occurring in fiscal years beginning after December 15, 2008.  Early adoption of ASC 805 was not permitted.  The company adopted this statement on January 5, 2009, including the acquisition of TurboChef.  Accordingly, the company has applied the principles of ASC 805 in valuing this acquisition.  Middleby shares of common stock which were issued in conjunction with this transaction were valued using the share price at the time of closing to determine the value of the purchase price.  Additionally, the company incurred approximately $4.6 million in transaction related expenses which were recorded as a deferred acquisition cost reported as an asset on the balance sheet on January 3, 2009.  In accordance with ASC 805, the company has applied a retrospective application and appropriately reflected the expense incurred in 2008  as a reduction in retained earnings in accordance with ASC 250-10-45, “Change in Accounting Principles,” on reporting a change in accounting principle.

In December 2007, the FASB issued ASC 810-10, “Consolidation”.  This statement establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of the company’s 2009 fiscal year, noncontrolling interests will be classified as equity in the company’s financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the company’s income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption.  The adoption of ASC 810-10 “Consolidation” did not have a material impact on the company’s financial position, results of operations or cash flows.

In December 2008, the FASB issued ASC 715-20 “Compensation-Retirement Benefits.” This statement requires disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This statement requires the disclosure of the percentage of the fair value of total plan assets for each major category of plan assets, such as equity securities, debt securities, real estate and all other assets, with the fair value of each major asset category as of each annual reporting date for which a financial statement is presented. It also requires disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, using the guidance in ASC 820, “Fair Value Measurements and Disclosures.” This statement is applicable to employers that are subject to the disclosure requirements and is generally effective for fiscal years ending after December 15, 2009. The company will comply with the disclosure provisions of this statement after its effective date.

In May 2009, the FASB issued ASC 855, “Subsequent Events.” The objective of this statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement defines the period after the balance sheet during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events occurring after the balances sheet date in its financial statements and required disclosures. This statement is effective for interim or annual financial periods ending after June 15, 2009.  The company has complied with the disclosure requirements of ASC 855. The adoption of ASC 855 did not have a material impact on the company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC 105 “Generally Accepted Accounting Principles.” This statement sets forth a new authoritative guidance for U.S. generally accepted accounting principles “GAAP” applicable to nongovernmental entities.  ASC 105 establishes the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The company has complied with the reporting requirements of ASC 105. The adoption of ASC 105 did not have a material impact on the company’s financial position, results of operations or cash flows.

5)	Other Comprehensive Income

The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income."

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 3, 2009	Sept 27, 2008	Oct 3, 2009	Sept 27, 2008

Net earnings	$15,501	$16,290	$43,282	$46,588
Currency translation adjustment	365	(2,556)	1,333	(1,571)
Unrealized gain/(loss) on interest rate swaps, net of tax	466	20	1,041	240

Comprehensive income	$16,332	$13,754	$45,656	$45,257

Accumulated other comprehensive income is comprised of unrecognized pension benefit costs of $2.5 million net of taxes of $1.1 million as of October 3, 2009 and January 3, 2009, foreign currency translation adjustments of $1.2 million as of October 3, 2009 and $2.5 million as of January 3, 2009 and an unrealized loss on interest rate swaps of $2.1 million, net of taxes of $1.4 million and $3.2 million, net of taxes of $2.1 million, as of October 3, 2009 and January 3, 2009 respectively.

6)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market.  Costs for inventory at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method.  These inventories under the LIFO method amounted to $16.1 million at October 3, 2009 and $22.5 million at January 3, 2009 and represented approximately 17% and 25% of the total inventory in each respective period.  Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method.  The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization.  Inventories at October 3, 2009 and January 3, 2009 are as follows:

	Oct 3, 2009	Jan 3, 2009
	(in thousands)
Raw materials and parts	$53,349	$36,375
Work-in-process	13,682	21,075
Finished goods	27,415	34,668
	94,446	92,118
LIFO adjustment	(567)	(567)

	$93,879	$91,551

7)	Goodwill

Changes in the carrying amount of goodwill for the nine months ended October 3, 2009 are as follows (in thousands):

	Commercial	Food	International
	Foodservice	Processing	Distribution	Total

Balance as of January 3, 2009	$235,137	$31,526	$—	$266,663

Goodwill acquired during the year	91,695	—	—	91,695
Adjustments to prior year acquisitions	2,264	—	—	2,264
Exchange effect	893	—	—	893

Balance as of October 3, 2009	$329,989	$31,526	$—	$361,515

8)	Accrued Expenses

Accrued expenses consist of the following:

	Oct 3, 2009	Jan 3, 2009
	(in thousands)

Accrued payroll and related expenses	$21,974	$23,294
Accrued warranty	14,028	12,595
Advance customer deposits	11,803	4,449
Accrued customer rebates	11,552	13,960
Accrued product liability and workers comp	9,929	8,577
Accrued agent commissions	5,721	4,493
Accrued professional services	5,543	5,283
Other accrued expenses	45,682	29,928

	$126,232	$102,579

9)	Warranty Costs

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

A rollforward of the warranty reserve is as follows:

Nine Months Ended
Oct 3, 2009
(in thousands)

Beginning balance	$12,595
Warranty reserve related to acquisitions	2,414
Warranty expense	18,084
Warranty claims	(19,065)
Ending balance	$14,028

10)	Financing Arrangements

	Oct 3, 2009	Jan 3, 2009
	(in thousands)

Senior secured revolving credit line	$286,000	$226,350
Foreign loan	9,008	8,350
Total debt	$295,008	$234,700

Less: Current maturities of long-term debt	6,890	6,377

Long-term debt	$288,118	$228,323

During the fourth quarter of 2007 the company entered into a new senior secured credit facility that matures in December 2012.  This agreement was later amended in August 2008 to provide for the acquisition of TurboChef. Terms of the senior credit agreement provide for $497.5 million of availability under a revolving credit line.  As of October 3, 2009, the company had $286.0 million of borrowings outstanding under this facility.  The company also has $6.1 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line.  Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $196.4 million at October 3, 2009.

Borrowings under the senior secured credit facility are assessed at an interest rate of 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate.  At October 3, 2009 the average interest rate on the senior debt amounted to 1.51%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis.  Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line.  This variable commitment fee amounted to 0.25% as of October 3, 2009.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On October 3, 2009 these facilities amounted to $4.1 million in U.S. dollars, including $2.1 million outstanding under a revolving credit facility and $2.0 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 4.65% on October 3, 2009. The term loan matures in 2013 and the interest rate is assessed at 6.14%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On October 3, 2009 these facilities amounted to $4.9 million in U.S. dollars.  The borrowings under these facilities are collateralized by the receivables of the company.  The interest rate on these credit facilities is tied to six-month Euro LIBOR.  At October 3, 2009, the average interest rate on these facilities amounted to 3.5%.  The facilities mature in April of 2015.

In April 2009, the FASB issued ASC 825 “Financial Instruments” and ASC 270 “Interim Reporting”, which requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. This statement is effective for interim financial periods ending after June 15, 2009.  The company has complied with the disclosure requirements of these statements after its effective date.  As ASC 270 relates to disclosure requirements, the adoption of this statement did not have a material impact on the company’s financial position, results of operations or cash flows.

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

The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations.  The upfront cash payment is the amount that a market participant would be able to lend at October 3, 2009 to achieve sufficient cash inflows to cover the cash outflows under the company’s senior revolving credit facility assuming the facility was outstanding in its entirety until maturity.  Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s senior revolving credit facility in December 2012.  Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods.  The fair value of the company’s senior debt obligations as estimated by the company based upon its assumptions is approximately $285.7 million at October 3, 2009, as compared to the carrying value of $295.0 million.

The carrying value and estimated aggregate fair value, based primarily on market prices, of debt is as follows (dollars in thousands):

	October 3, 2009		January 3, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$295,008	$285,745	$234,700	$226,486

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and integration expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt.  The agreements swap one-month LIBOR for fixed rates. As of October 3, 2009 the company had the following interest rate swaps in effect:

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

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, ratios of indebtedness of 3.5 debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and fixed charge coverage of 1.25 EBITDA to fixed charges. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors.  The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company.  At October 3, 2009, the company was in compliance with all covenants pursuant to its borrowing agreements.

11)	Financial Instruments

ASC 815 “Derivatives and Hedging” requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value.  Derivatives that do not qualify as a hedge must be adjusted to fair value in earnings.  If the derivative does qualify as a hedge under ASC 815, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments or recognized in other accumulated comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a hedge's change in fair value will be immediately recognized in earnings.

Foreign Exchange: Throughout the year the company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates.  As of October 3, 2009, the company had no forward contracts outstanding.

Interest Rate:  The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income.  As of October 3, 2009, the fair value of these instruments was a loss of $4.0 million.  The change in fair value of these swap agreements in the first nine months of 2009 was a gain of $ 1.0 million, net of taxes.

A summary of the company’s interest rate swaps is as follows:

		Nine Months Ended
	Location	Oct 3, 2009	Sep 27, 2008
		(amounts in thousands)

Fair value	Other liabilities	$(4,008)	$(12)
Amount of gain/(loss) recognized in other comprehensive income	Other comprehensive income	$1,041	$(240)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Other comprehensive income	$—	$—
Gain/(loss) recognized in income (ineffective portion)	Other expense	$(14)	$(169)

Interest rate swaps are subject to default risk to the extent the counterparty were unable to satisfy its settlement obligations under the interest rate swap agreements.  The company reviews the credit profile of the financial institutions that are counterparties to such swap agreements and assesses their creditworthiness prior to entering into the interest rate swap agreements and throughout the term.  The interest rate swap agreements typically contain provisions that allow the counterparty to require early settlement in the event that the company becomes insolvent or is unable to maintain compliance with its covenants under its existing debt agreement.

12)	Segment Information

The company operates in three reportable operating segments defined by management reporting structure and operating activities.

The Commercial Foodservice Equipment Group manufactures cooking equipment for the restaurant and institutional kitchen industry.  This business segment has manufacturing facilities in California, Illinois, Michigan, Missouri, New Hampshire, North Carolina, Tennessee, Texas, Vermont, Denmark, Italy, and the Philippines   Principal product lines of this segment include baking ovens, broilers, catering equipment, charbroilers, combi-ovens, coffee and beverage systems, convection ovens, conveyor ovens, countertop cooking equipment, foodwarming equipment, fryers, griddles, hot food servers, induction cooking and warming systems, ranges, speed cook ovens, steamers and steam equipment, toasters and ventless cooking systems.  These products are sold and marketed under the brand names:  Anets, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, CTX, Carter-Hoffmann, CookTek, Frifri, Giga, Holman, Houno, Jade, Lang, MagiKitch’n, Middleby Marshall, Nu-Vu, Pitco, Southbend, Star, Toastmaster, TurboChef and Wells.

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
	Net Sales Summary (dollars in thousands)
	Three Months Ended				Nine Months Ended
	Oct 3, 2009		Sep 27, 2008		Oct 3, 2009		Sep 27, 2008
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice	$131,367	85.3	$138,327	83.1	$432,160	87.5	$419,212	83.7
Food Processing	17,346	11.3	21,079	12.7	45,884	9.3	61,435	12.3
International Distribution(1)	13,765	8.9	16,162	9.7	38,286	7.7	47,380	9.4

Intercompany sales (2)	(8,489)	(5.5)	(9,096)	(5.5)	(22,194)	(4.5)	(27,159)	(5.4)
Total	$153,989	100.0%	$166,472	100.0%	$494,136	100.0%	$500,868	100.0%

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Represents the elimination of sales from the Commercial Foodservice Equipment Group to the International Distribution Division

The following table summarizes the results of operations for the company's business segments(1)(in thousands):

	Commercial	Food	International	Corporate
	Foodservice	Processing	Distribution	and Other(2)	Eliminations(3)	Total

Three months ended Oct 3, 2009
Net sales	$131,367	$17,346	$13,765	$—	$(8,489)	$153,989
Operating income	29,806	3,815	849	(6,396)	—	28,074
Depreciation and amortization expense	3,243	319	45	191	—	3,798
Net capital expenditures	887	50	(8)	42	—	971

Nine months ended Oct 3, 2009
Net sales	$432,160	$45,884	$38,286	$—	$(22,194)	$494,136
Operating income	97,718	7,658	2,099	(24,620)	255	83,110
Depreciation and amortization expense	10,253	980	128	512	—	11,873
Net capital expenditures	4,322	74	145	400	—	4,941

Total assets	696,779	68,177	25,265	39,267	(6,307)	823,181
Long-lived assets	542,180	43,347	454	11,916	—	597,897

Three months ended Sep 27, 2008
Net sales	$138,327	$21,079	$16,162	$—	$(9,096)	$166,472
Operating income	34,068	4,189	1,341	(9,102)	457	30,953
Depreciation and amortization expense	2,628	411	52	236	—	3,327
Net capital expenditures	678	12	(40)	15	—	665

Nine months ended Sep 27, 2008
Net sales	$419,212	$61,435	$47,380	$—	$(27,159)	$500,868
Operating income	102,272	10,275	3,507	(27,251)	658	89,461
Depreciation and amortization expense	8,205	1,242	152	394	—	9,993
Net capital expenditures	3,122	88	161	37	—	3,408

Total assets	527,204	71,495	27,780	30,774	(9,218)	648,035
Long-lived assets	367,426	43,656	649	11,172	—	422,903

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

Long-lived assets by major geographic region are as follows (in thousands):

	Oct 3, 2009	Sep 27, 2008
United States and Canada	$568,891	$401,727
Asia	1,917	2,263
Europe and Middle East	26,895	18,608
Latin America	194	305
Total international	29,006	21,176

	$597,897	$422,903

Net sales by major geographic region, including those sales from the Commercial Foodservice Equipment Group direct to international customers, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 3, 2009	Sep 27, 2008	Oct 3, 2009	Sep 27, 2008

United States and Canada	$125,071	$133,923	$417,703	$405,495
Asia	8,111	9,242	18,757	25,752
Europe and Middle East	17,039	18,672	46,392	55,532
Latin America	3,768	4,635	11,284	14,089

Net sales	$153,989	$166,472	$494,136	$500,868

13)	Employee Retirement Plans

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

14)	Restructuring

During the first quarter the company made the decision and took action to close one of its manufacturing facilities and transfer production to another of the company’s manufacturing facilities.  This initiative was substantially completed by the end of 2009 third quarter.  The company recorded expense included within general and administrative expenses in the condensed consolidated statements of earnings in the first nine months of 2009 for severance obligations and facility closure and lease obligations associated with this initiative.  These costs are summarized as follows (in thousands):

Severance obligations	$2,300
Facility closure and lease obligations	919
Payments	(748)
Balance October 3, 2009	$2,471

The company anticipates that all severance obligations will be satisfied by the end of the second quarter of 2010.  The lease obligation extends through June 2012.  As of October 3, 2009, the company believes the remaining lease reserve balance is adequate to cover the remaining costs identified.

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

The economic outlook is highly uncertain at this time, with challenging financial markets and economic conditions. As a global business, the company’s operating results are impacted by the health of the North American, European, Asian and Latin American economies.  The depth and duration of economic decline and the timing and strength of the recovery are very uncertain.

	Net Sales Summary (dollars in thousands)
	Three Months Ended				Nine Months Ended
	Oct 3, 2009		Sep 27, 2008		Oct 3, 2009		Sep 27, 2008
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice	$131,367	85.3	$138,327	83.1	$432,160	87.5	$419,212	83.7
Food Processing	17,346	11.3	21,079	12.7	45,884	9.3	61,435	12.3
International Distribution(1)	13,765	8.9	16,162	9.7	38,286	7.7	47,380	9.4

Intercompany sales (2)	(8,489)	(5.5)	(9,096)	(5.5)	(22,194)	(4.5)	(27,159)	(5.4)
Total	$153,989	100.0%	$166,472	100.0%	$494,136	100.0%	$500,868	100.0%

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Represents the elimination of sales from the Commercial Foodservice Equipment Group to the International Distribution Division.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended		Nine Months Ended
	Oct 3, 2009	Sep 27, 2008	Oct 3, 2009	Sep 27, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.7	61.1	61.1	61.9
Gross profit	40.3	38.9	38.9	38.1
Selling, general and administrative expenses	22.1	20.3	22.1	20.2
Income from operations	18.2	18.6	16.8	17.9
Net interest expense and deferred financing amortization	1.8	1.9	1.8	2.0
Other expense, net	(0.1)	0.5	0.1	0.4
Earnings before income taxes	16.5	16.2	14.9	15.5
Provision for income taxes	6.4	6.4	6.1	6.2
Net earnings	10.1%	9.8%	8.8%	9.3%

Three Months Ended October 3, 2009 Compared to Three Months Ended September 27, 2008

NET SALES. Net sales for the third quarter of fiscal 2009 were $154.0 million as compared to $166.5 million in the third quarter of 2008.

•
Net sales at the Commercial Foodservice Equipment Group amounted to $131.4 million in the third quarter of 2009 as compared to $138.3 million in the prior year quarter.  Net sales from the acquisitions of TurboChef, which was acquired on January 5, 2009, CookTek, which was acquired on April 26, 2009, and Anets, which was acquired on April 30, 2009, accounted for an increase of $20.5 million during the third quarter of 2009.  Excluding the impact of acquisitions, net sales of commercial foodservice equipment decreased $27.4 million.

•	Net sales for the Food Processing Equipment Group amounted to $17.3 million in the third quarter of 2009 as compared to $21.1 million in the prior year quarter.

•
Net sales at the International Distribution Division amounted to $13.8 million in the third quarter of 2009 as compared to $16.2 million in the prior year reflecting lower sales in Asia, Europe and Latin America.

Sales at all three business segments continued to be impacted by the global recession.  Chain restaurant customers continue to have lower restaurant openings.  Additionally, restaurant operators and food processing customers have deferred the replacement and upgrade of equipment given the current economic conditions.

GROSS PROFIT. Gross profit decreased to $62.0 million in the third quarter of 2009 from $64.7 million in the prior year period, reflecting the impact of lower sales volumes.  The gross margin rate was 40.3% in the third quarter of 2009 as compared to 38.9% in the prior year quarter.  The net change in the gross margin rate reflects:

•	Improved margins at certain of the newly acquired operating companies which have improved due to acquisition integration initiatives including cost savings from plant consolidations.

•	Reduced material costs associated with steel prices and other supply chain initiatives.

•	The adverse impact of lower sales volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $33.8 million in the third quarter of 2008 to $34.0 million in the third quarter of 2009.  As a percentage of net sales, operating expenses increased from 20.3% in the third quarter of 2008 to 22.1% in the third quarter of 2009. Selling expenses decreased slightly from $16.8 million in the third quarter of 2008 to $16.4 million in the third quarter of 2009.  Selling expenses reflect increased costs of $2.4 million associated the acquisitions of TurboChef, CookTek and Anets offset by reduced costs of $2.0 million associated with commission expense due to lower sales and lower commission rates. General and administrative expenses increased from $17.0 million in the third quarter of 2008 to $17.6 million in the third quarter of 2009.  General and administrative expenses reflect a $2.5 million non-recurring expense associated with the write-down of fixed assets and the establishment of reserves for lease obligations associated with plant consolidation initiatives and $1.9 million of costs associated with the acquired operations of TurboChef, CookTek and Anets.  These increases in expenses were offset by lower incentive based compensation and other expense reduction measures.

NON-OPERATING EXPENSES.  Interest and deferred financing amortization costs decreased to $2.8 million in the third quarter of 2009 as compared to $3.2 million in the third quarter of 2008, due to lower interest rates on increased borrowings resulting from recent acquisitions.  Other income was $0.1 million in the third quarter of 2009 as compared to other expense of $0.9 million in the prior year third quarter.  Other expense and other income consisted primarily of foreign exchange losses and gains.

INCOME TAXES. A tax provision of $9.9 million, at an effective rate of 39%, was recorded during the third quarter of 2009, as compared to a $10.6 million provision at a 40% effective rate in the prior year quarter.

Nine Months Ended October 3, 2009 Compared to Nine Months Ended September 27, 2008

NET SALES. Net sales for the nine-month period ended October 3, 2009 were $494.1 million as compared to $500.9 million in the nine-month period ended September 27, 2008.

•
Net sales at the Commercial Foodservice Equipment Group for the nine-month period ended October 3, 2009 amounted to $432.1 million as compared to $419.2 million for the nine-month period ended September 27, 2008. Net sales from the acquisitions of TurboChef, which was acquired on January 5, 2009, CookTek, which was acquired on April 26, 2009 and Anets, which was acquired on April 30, 2009 accounted for an increase of $65.3 million in the nine month period ended October 3, 2009.  Excluding the impact of acquisitions, net sales of commercial foodservice equipment for the nine-month period ended October 3, 2009 decreased by $52.4 million as compared to the nine-month period ended September 27, 2008.   Sales of the Commercial Foodservice Equipment Group were impacted by reduced restaurant openings and deferred purchases to replace and upgrade existing equipment.  This decline was offset in part by a large equipment rollout with a major chain customer to support a new menu item.

•
Net sales for the Food Processing Equipment Group amounted to $45.9 million in the nine-month period ended October 3, 2009 as compared to $61.4 million in the prior year period.  Net sales of food processing equipment continued to be impacted by the adverse economic conditions.

•
Net sales at the International Distribution Division amounted to $38.3 million in the nine-month period ended October 2, 2009 as compared to $47.4 million, reflecting lower sales in Asia, Europe and Latin America.  Sales continue to be affected by adverse economic conditions internationally and reduced store openings by the U.S. chains in the international markets.

GROSS PROFIT. Gross profit increased to $192.1 million in the nine-month period ended October 3, 2009 from $190.6 million in the nine-month period ended September 27, 2008, reflecting the impact of higher sales volumes.  The gross margin rate was 38.9% in the nine-month period ended October 3, 2009 as compared to 38.1% in the nine-month period ended September 27, 2008.  The net increase in the gross margin rate reflects:

•	Improved margins at certain of the newly acquired operating companies which have improved due to acquisition integration initiatives.

•	Reduced material costs associated with steel prices and other supply chain initiatives.

•	The adverse impact of lower sales volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $101.2 million in the nine–month period ended September 27, 2008 to $109.0 million in the nine-month period ended October 3, 2009. As a percentage of net sales, operating expenses increased from 20.2% to 22.1% in the nine-month period ended October 3, 2009. Selling expenses decreased slightly from $49.7 million in the nine-month period ended September 27, 2008 to $49.3 million in the nine month period ended October 3, 2009.  Selling expenses reflect increased costs of $7.0 million associated the acquisitions of TurboChef, CookTek and Anets offset in part by reduced costs of $6.1 million associated with commission expense due to lower sales and lower commission rates. General and administrative expenses increased from $51.4 million in the nine-month period ended September 27, 2008 to $59.7 million in the nine-month period ended September 27, 2008.  General and administrative expenses reflect $7.5 million of costs associated with the acquired operations of TurboChef, CookTek and Anets and $4.9 million associated with the write-down of fixed assets, the establishment of reserves for lease obligations and severance and employee benefits costs associated with plant consolidation initiatives.

NON-OPERATING EXPENSES.  Interest and deferred financing amortization costs decreased to $8.8 million in the nine-month period ended October 3, 2009 as compared to $9.9 million in the nine-month period ended September 27, 2008, due to lower interest rates on increased borrowings resulting from recent acquisitions.  Other expense was $0.6 million in the nine-month period ended October 3, 2009 as compared to $1.8 million in the nine-month period ended September 27, 2008.  Other expense and other income consisted primarily of foreign exchange losses and gains.

INCOME TAXES. A tax provision of $30.4 million, at an effective rate of 41%, was recorded during the nine-month period ended October 3, 2009, as compared to a $31.2 million provision at a 40% effective rate in the nine-month period ended September 27, 2008.

Financial Condition and Liquidity

During the nine months ended October 3, 2009, cash and cash equivalents increased by $4.8 million to $11.0 million at October 3, 2009  from $6.1 million at January 3, 2009.  Net borrowings increased from $234.7 million at January 3, 2009 to $295.0 million at October 3, 2009.

OPERATING ACTIVITIES. Net cash provided by operating activities was $77.2 million for the nine month period ended October 3, 2009 compared to $64.0 million for the nine-month period ended September 27, 2008.

During the nine months ended October 3, 2009, changes in working capital included a $22.1 million decrease in accounts receivable, a $11.7 million decrease in inventory, and a $2.6 million decrease in accounts payable.  These changes in working capital reflect the completion and collection of payment related to a large chain customer order that was completed during the first half of the year.  Prepaid and other assets increased $0.9 million. Accrued expenses and other non-current liabilities also decreased by $13.6 million reflecting the payment of transaction costs associated with the TurboChef acquisition and obligations under prior year sales rebate and incentive compensation program.

INVESTING ACTIVITIES. During the nine months ended October 3, 2009, net cash used in investing activities amounted to $132.4 million.  This includes cash utilized to complete the acquisitions of TurboChef of $116.1 million, CookTek of $8.0 million, Anets of $3.4 million and $4.9 million of capital expenditures associated with additions and upgrades of production equipment and facility enhancements associated with plant consolidation initiatives.

FINANCING ACTIVITIES.  Net cash flows provided by financing activities were $60.3 million during the nine months ended October 3, 2009.  The net increase in debt includes $59.7 million in net borrowings under the company’s $497.5 million revolving credit facility utilized to fund the company’s investing activities, $0.2 million in proceeds under foreign bank loans and $0.4 million of proceeds from stock issuances.

At October 3, 2009, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805, “Business Combinations”. This statement provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. This statement also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. This statement is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of ASC 805 was not permitted. The company adopted this statement on January 5, 2009, including the acquisition of TurboChef. Accordingly, the company has applied the principles of ASC 805 in valuing this acquisition. Middleby shares of common stock which were issued in conjunction with this transaction were valued using the share price at the time of closing to determine the value of the purchase price. Additionally, the company incurred approximately $4.6 million in transaction related expenses which were recorded as a deferred acquisition cost reported as an asset on the balance sheet on January 3, 2009. In accordance with ASC 805, the company has applied a retrospective application and appropriately reflected the expense incurred in 2008 as a reduction in retained earnings in accordance with ASC 250-10-45, “Changes in Accounting Principles,” on reporting a change in accounting principle.

In December 2007, the FASB issued ASC 810-10, “Consolidation”. This statement establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of the company’s 2009 fiscal year, noncontrolling interests will be classified as equity in the company’s financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the company’s income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. The adoption of ASC 810-10 “Consolidation” did not have a material impact on the company’s financial position, results of operations or cash flows.

In December 2008, the FASB issued ASC 715-20 “Compensation-Retirement Benefits.” This statement requires disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This statement requires the disclosure of the percentage of the fair value of total plan assets for each major category of plan assets, such as equity securities, debt securities, real estate and all other assets, with the fair value of each major asset category as of each annual reporting date for which a financial statement is presented. It also requires disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, using the guidance in ASC 820, “Fair Value Measurements and Disclosures.” This statement is applicable to employers that are subject to the disclosure requirements and is generally effective for fiscal years ending after December 15, 2009. The company will comply with the disclosure provisions of this statement after its effective date.

In May 2009, the FASB issued ASC 855, “Subsequent Events.” The objective of this statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement defines the period after the balance sheet during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events occurring after the balances sheet date in its financial statements and required disclosures. This statement is effective for interim or annual financial periods ending after June 15, 2009.  The company has complied with the disclosure requirements of ASC 855. The adoption of ASC 855 did not have a material impact on the company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC 105 “Generally Accepted Accounting Principles.” This statement sets forth a new authoritative guidance for U.S. generally accepted accounting principles “GAAP” applicable to nongovernmental entities.  ASC 105 establishes the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The company has complied with the reporting requirements of ASC 105. The adoption of ASC 105 did not have a material impact on the company’s financial position, results of operations or cash flows.

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

At the Food Processing Equipment Group, the company enters into long-term sales contracts for certain products.  Revenue under these long-term sales contracts is recognized using the percentage of completion method prescribed by ASC 605-25-25 “Percentage of Completion Method for Recognizing Revenue under Construction Contracts” due to the length of time to fully manufacture and assemble the equipment.  The company measures revenue recognized based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract.  Because estimated labor hours to complete a project are based upon forecasts using the best available information, the actual hours may differ from original estimates.  The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the company's financial statements and most accurately measures the matching of revenues with expenses.  At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements.

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

Contractual Obligations

The company's contractual cash payment obligations as of October 3, 2009 are set forth below (in thousands):

	Amounts				Total
	Due to Sellers		Operating/	Idle	Contractual
	From	Long-term	Capital	Facility	Cash
	Acquisitions	Debt	Leases	Leases	Obligations

Less than 1 year	$2,522	$6,890	$3,264	$744	$13,420
1-3 years	5,217	447	4,645	1,062	11,371
3-5 years	3,025	286,447	1,073	996	291,541
After 5 years	-	1,224	—	351	1,575

	$10,764	$295,008	$8,982	$3,153	$317,907

The company has an obligation to make $3.4 million of purchase price payments to the sellers of Giga that were deferred in conjunction with the acquisition. The company has an obligation to make certain contingent consideration payments to the sellers of CookTek. The fair value amount of these payments was $7.4 million as of October 3, 2009.

The company has $9.9 million of operating and capital lease obligations.  The capital lease obligation of $1.3 million relates to the purchase of manufacturing equipment.  The operating lease obligations of $8.6 million relate to leases for warehouse space, office and manufacturing facilities and equipment leases.

Idle facility leases consist of obligations for two manufacturing locations that have been exited in conjunction with the company's plant consolidation initiatives.  These lease obligations continue through June 2012 and June 2015, respectively.  The obligation presented above does not reflect any anticipated sublease income from these facilities.

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

	Fixed	Variable
	Rate	Rate
Twelve Month Period Ending	Debt	Debt
	(in thousands)

October 3, 2010	$—	$6,890
October 3, 2011	—	224
October 3, 2012	—	223
October 3, 2013	—	286,223
October 3, 2014 and thereafter	—	1,448

	$—	$295,008

During the fourth quarter of 2007 the company entered into a new senior secured credit facility that matures on December 2012. This agreement was later amended in August 2008 to provide for the acquisition of TurboChef. Terms of the senior credit agreement provide for $497.5 million of availability under a revolving credit line.  As of October 3, 2009, the company had $286.0 million of borrowings outstanding under this facility.  The company also has $6.1 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line.  Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $196.4 million at October 3, 2009.

Borrowings under the senior secured credit facility are assessed at an interest rate 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate.  At October 3, 2009 the average interest rate on the senior debt amounted to 1.51%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis.  Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line.  This variable commitment fee amounted to 0.25% as of October 3, 2009.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On October 3, 2009 these facilities amounted to $4.1 million in U.S. dollars, including $2.1 million outstanding under a revolving credit facility and $2.0 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 4.65% on October 3, 2009. The term loan matures in 2013 and the interest rate is assessed at 6.14%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On October 3, 2009 these facilities amounted to $4.9 million in U.S. dollars.  The borrowings under these facilities are collateralized by the receivables of the company.  The interest rate on these credit facilities is tied to six-month Euro LIBOR.  At October 3, 2009, the average interest rate on these facilities amounted to 3.5%.  The facilities mature in April of 2015.

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and integration expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt.  The agreements swap one-month LIBOR for fixed rates. As of October 3, 2009 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

$25,000,000	3.67%	9/26/2008	9/01/2011
$25,000,000	3.35%	1/14/2008	1/14/2010
$20,000,000	3.35%	6/10/2008	6/10/2010
$15,000,000	3.13%	9/08/2008	9/06/2010
$10,000,000	2.78%	2/06/2008	2/06/2010
$10,000,000	3.03%	2/06/2008	2/06/2011
$10,000,000	3.46%	9/08/2008	9/06/2011
$10,000,000	5.03%	3/03/2006	12/21/2009
$10,000,000	2.92%	2/01/2008	2/01/2010
$10,000,000	3.59%	6/10/2008	6/10/2011
$25,000,000	3.67%	9/26/2008	9/01/2011

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, ratios of indebtedness of 3.5 debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and fixed charge coverage of 1.25 EBITDA to fixed charges. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors.  The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company.  At October 3, 2009, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for a fixed rates  The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income.  As of October 3, 2009, the fair value of these instruments was a loss of $4.0 million.  The change in fair value of these swap agreements in the first nine months of 2009 was a gain of $1.0 million, net of taxes.

Foreign Exchange Derivative Financial Instruments

The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates.  The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures.  There were no forward contracts outstanding at the end of the quarter ended October 3, 2009.

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

As of October 3, 2009, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended October 3, 2009, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the nine months ended October 3, 2009, except as follows:

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
July 5 to August 1, 2009	—	—	—	627,332
August 2, 2009 to August 29, 2009	—	—	—	627,332
August 30, 2009 to September 3, 2009	—	—	—	627,332
Quarter ended October 3, 2009	—	—	—	627,322

In July 1998, the company's Board of Directors adopted a stock repurchase program that authorized the purchase of common shares in open market purchases.  As of October 3, 2009, 1,172,668 shares had been purchased under the 1998 stock repurchase program.

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

THE MIDDLEBY CORPORATION
(Registrant)

Date	November 12, 2009	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer