Form 10-K
period 2010-01-02
MIDDLEBY CORP
filed 2010-03-03
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended January 2, 2010

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K during the preceding 12
months.	Yes ☐	No ☐

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2009 was approximately $765,694,347.

The number of shares outstanding of the Registrant’s class of common stock, as of February 26, 2010, was 18,552,737shares.

Documents Incorporated by Reference
Part III of Form 10-K incorporates by reference the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2010 annual meeting of stockholders.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
JANUARY 2, 2010
FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

		Page
PART I

Item 1.	Business	1
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	19
Item 3.	Legal Proceedings	20
Item 4.	Reserved	20

PART II

Item 5.	Market for Registrant’s Common Equity,
	Related Stockholder Matters and
	Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosure about
	Market Risk	33
Item 8.	Financial Statements and Supplementary Data	36
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	80
Item 9A.	Controls and Procedures	80
Item 9B.	Other Information	82

PART III

Item 10.	Directors and Executive Officers of the Registrant	83
Item 11.	Executive Compensation	83
Item 12.	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters	83
Item 13.	Certain Relationships and Related Transactions	83
Item 14.	Principal Accountant Fees and Services	83

PART IV

Item 15.	Exhibits and Financial Statement Schedule	84

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

Over the past three years the company has completed eleven acquisitions in the commercial foodservice equipment and food processing equipment industries.  These acquisitions have added fourteen brands to the Middleby portfolio and positioned the company as a leading supplier of equipment in both industries.

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

In January 2009, subsequent to the company’s fiscal 2008 year end, the company acquired TurboChef Technologies, Inc. (“TurboChef”) for cash and shares of Middleby common stock.  The total aggregate purchase price of the transaction amounted to $160.3 million including $116.3 million in cash and 1,539,668 shares of Middleby common stock valued at $44.0 million.  TurboChef is a leader in speed-cook technology, one of the fastest growing segments of the commercial foodservice equipment market. TurboChef’s user-friendly speed cook ovens employ proprietary combinations of heating technologies to cook a variety of food products at speeds up to 12 times faster than that of conventional heating methods.

In April 2009, the company acquired the assets of CookTek LLC (“CookTek”) for $8 million in cash and $1.0 million in a deferred payment due the seller.  CookTek is a leader in the manufacture of induction cooking and warming systems for the commercial foodservice industry. CookTek’s line of induction cooking equipment utilizes magnetic waves to heat product in a highly energy efficient manner at speeds fast than conventional cooking equipment.

In April 2009, the company acquired substantially all of the assets of Anetsberger Brothers, Inc. (“Anets”), a leading manufacturer of griddles, fryers, and dough rollers for the commercial foodservice industry for $3.4 million in cash and $0.5 million in deferred payments.  The acquisition of Anets allows Middleby to continue to expand its portfolio of leading brands in cooking and warming and increase its leading position in the griddle and fryer segment.

In December 2009, the company acquired all of the shares of Doyon Equipment Inc. (“Doyon”), a leading manufacturer of baking ovens for the commercial foodservice industry for approximately $5.8 million.  The acquisition of Doyon enhances Middleby’s position as a leader in the baking segment and better positions the company to address the growing needs of the retail and supermarket foodservice segment

The company's annual reports on Form 10-K, including this Form 10-K, as well as the company's quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on the company's internet website, www.middleby.com. These reports are available as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.

Business Divisions and Products

The company conducts its business through three principal business divisions: the Commercial Foodservice Equipment Group; the Food Processing Equipment Group; and the International Distribution Division.  See Note 11 to the Consolidated Financial Statements for further information on the company's business segments.

Commercial Foodservice Equipment Group

The Commercial Foodservice Equipment Group has a broad portfolio of leading brands of cooking and warming equipment, which enable it to serve virtually any cooking or warming application within a commercial restaurant or institutional kitchen.  This cooking and warming equipment is used across all types of foodservice operations, including quick-service restaurants, full-service restaurants, convenience stores, retail outlets, hotels and other institutions.  The company offers a broad line of cooking equipment marketed under a portfolio of twenty brands, including,  Anets®,  Blodgett®, Blodgett Combi®, Blodgett Range®, Bloomfield®, CTX®, Carter-Hoffmann®, CookTek®, Doyon®, Frifri®, Giga®, Holman®, Houno®, Jade®, Lang®, MagiKitch'n®, Middleby Marshall®, NuVu®, Pitco®, Southbend®, Star®, Toastmaster®, TurboChef® and Wells®.  These products are manufactured at the company's U.S. facilities in California, Illinois, Michigan, New Hampshire, North Carolina, Tennessee, Texas and Vermont.  The company also has international manufacturing facilities located in Canada, China, Denmark, Italy and the Philippines.

The products offered by this group include ranges, convection ovens, conveyor ovens, baking ovens, proofers, broilers, fryers, combi-ovens, charbroilers, steam equipment, pop-up and conveyor toasters, steam cooking equipment, food warming equipment, induction cooking systems, griddles, ventless cooking systems, coffee brewers, tea brewers and beverage dispensing equipment.

This group is represented by the following product brands:

•	For over 80 years, Anets® has been an innovator in the commercial foodservice industry with a full range of fryers, griddles, dough rollers, pasta cookers and bakery products.

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

•
CookTek® is the leading innovator, developer and manufacturer of induction powered equipment for the foodservice industry, with a focus on cooking, buffet holding and hot food delivery.  Designed to be simple to operate, rugged and durable, all products are supremely energy efficient - “green by nature.”

•	Doyon® has been a manufacturer of bakery ovens for more than 50 years. Doyon is recognized for its quality and service. Doyon’s products include bakery ovens, proofers and mixers.

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

•
Since its inception in 1991, TurboChef ® has pioneered the world of rapid cooking. The result of top-grade engineering and testing, TurboChef ovens feature proprietary technology, which combines superior air impingement with other rapid-cook methods to create high heat transfer rates and outstanding food quality.

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

Customers include large international food processing companies throughout the world.  The company is recognized as a market leader in the manufacturing of equipment for producing pre-cooked meat products, such as hot dogs, dinner sausages, poultry and lunchmeats.  Through its broad line of products, the company is able to deliver a wide array of cooking solutions to service a variety of food processing requirements demanded by its customers.  The Food Processing Equipment Group has manufacturing facilities in Wisconsin.

International Distribution Division

The company has identified the international markets as an area of growth.  Middleby’s International Distribution Division provides integrated export management and distribution services, enabling the company to offer equipment to be delivered and supported virtually anywhere in the world.  The company believes that its global network provides it with a competitive advantage that positions the company as a preferred foodservice equipment supplier to major restaurant chains expanding globally.  The company offers customers a complete package of kitchen equipment, delivered and installed in over 100 countries.  For a local country distributor or dealer, the division provides centralized sourcing of a broad line of equipment with complete export management services, including export documentation, freight forwarding, equipment warehousing and consolidation, installation, warranty service and parts support.  The International Distribution Division has regional export management companies in Asia, Europe and Latin America complemented by sales and distribution offices located in Australia, Belgium, China, France, India, Italy, Germany, Lebanon, Mexico, the Philippines, Russia, Saudi Arabia, Singapore, South Korea, Spain, Sweden, Taiwan, United Arab Emirates and the United Kingdom.

The Customers and Market

Commercial Foodservice Equipment Industry

The company's end-user customers include: (i) fast food or quick-service restaurants, (ii) full-service restaurants, including casual-theme restaurants, (iii) retail outlets, such as convenience stores, supermarkets and department stores and (iv) public and private institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, military facilities and government agencies.  The company's domestic sales are primarily through independent dealers and distributors and are marketed by the company's sales personnel and network of independent manufacturers' representatives.  Many of the dealers in the U.S. belong to buying groups that negotiate sales terms with the company.  Certain large multi-national restaurant and hotel chain customers have purchasing organizations that manage product procurement for their systems.  Included in these customers are several large restaurant chains, which account for a meaningful portion of the company's business.  The company’s international sales are through a combined network of independent and company-owned distributors.  The company maintains sales and distribution offices in Australia, Belgium, China, France, India, Italy, Germany, Lebanon, Mexico, the Philippines, Russia, Saudi Arabia, Singapore, South Korea, Spain, Sweden, Taiwan, United Arab Emirates and the United Kingdom.

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

The company believes that the worldwide commercial foodservice equipment market has sales in excess of $20 billion.  The cooking and warming equipment segment of this market is estimated by management to exceed $1.5 billion in North America and $3.0 billion worldwide.  The company believes that continuing growth in demand for foodservice equipment will result from the development of new restaurant concepts in the U.S. and the expansion of U.S. and foreign chains into international markets, the replacement and upgrade of existing equipment and new equipment requirements resulting from menu changes.

Food Processing Equipment Industry

The company's customers include a diversified base of leading food processors.  A large portion of the company's revenues have been generated from producers of pre-cooked meat products such as hot dogs, dinner sausages, poultry, and lunchmeats; however, the company believes that it can leverage its expertise and product development capabilities in thermal processing to organically grow into new end markets.

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

Backlog

The company's backlog of orders was $51.7 million at January 2, 2010, all of which is expected to be filled during 2010.  The acquired TurboChef, CookTek, Anets and Doyon businesses accounted for $4.5 million of the backlog.  The company's backlog was $47.3 million at January 3, 2009.  The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of the company’s products.

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

Services and Product Warranty

The company is an industry leader in equipment installation programs and after-sales support and service.  The company provides a warranty on its products typically for a one year period and in certain instances greater periods.  The emphasis on global service increases the likelihood of repeat business and enhances Middleby's image as a partner and provider of quality products and services.

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

Manufacturing and Quality Control

The company manufactures product in eleven domestic and five international production facilities.  In Brea, California, the company manufactures cooking ranges. In Chicago, Illinois, the company manufacturers induction cooking and warming systems.  In Elgin, Illinois, the company manufactures conveyor ovens.  In Mundelein, Illinois, the company manufactures warming equipment and heated food cabinets.  In Menominee, Michigan, the company manufactures baking ovens and proofers.  In Bow, New Hampshire, the company manufactures fryers, charbroilers and catering equipment products.  In Fuquay-Varina, North Carolina, the company manufactures ranges, steamers, combi-ovens, convection ovens and broiling equipment.  In Smithville, Tennessee, the company manufacturers counterline cooking equipment and warming systems, fryers, convection ovens, counterline cooking equipment and ventless cooking systems.  In Dallas, Texas, the company manufacturers high-speed cooking ovens.  In Burlington, Vermont, the company manufactures combi-ovens, convection ovens and deck oven product lines. In Lodi, Wisconsin, the company manufactures cooking systems, breading, battering, mixing, forming, and slicing equipment and packaging equipment that serves customers in the food processing industry.  In Randers, Denmark, the company manufactures combi-ovens and baking ovens. In Scandicci, Italy, the company manufacturers a wide array of food service equipment including ranges, fryers and ovens.  In Quebec City, Quebec, Canada, the company manufacturers baking ovens, proofers, pizza ovens and mixers. In Shanghai, China, the company manufactures frying systems. In Laguna, the Philippines, the company manufactures fryers, counterline equipment and component parts for the U.S. manufacturing facilities.

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

Licenses, Patents, and Trademarks

The company owns numerous trademarks and trade names; among them, Alkar®, Anets®, Blodgett®, Blodgett Combi®, Blodgett Range®, Bloomfield®, CTX®, Carter-Hoffmann®, CookTek®, Doyon®, Frifri®, Giga®, Holman®, Houno®, Jade® , L ang®, MP Equipment®, MagiKitch’n®, Middleby Marshall®, Nu-Vu®, Pitco Frialator®, RapidPak®, Southbend®, Star®, Toastmaster® TurboChef® and Wells® are registered with the U.S. Patent and Trademark Office and in various foreign countries.

The company holds a broad portfolio of patents covering technology and applications related to various products, equipment and systems.  Management believes the expiration of any one of these patents would not have a material adverse effect on the overall operations or profitability of the company.

Employees

As of January 2, 2010, the company employed 1,902 persons.  Of this amount, 865 were management, administrative, sales, engineering and supervisory personnel; 835 were hourly production non-union workers; and 202 were hourly production union members.  Included in these totals were 464 individuals employed outside of the United States, of which 286 were management, sales, administrative and engineering personnel, 104 were hourly production non-union workers and 74 were hourly production workers, who participate in an employee cooperative.  At its Lodi, Wisconsin facility, the company has a contract with the International Association of Bridge, Structural, Ornamental and Reinforcing Ironworkers that expires on December 31, 2010.  At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on April 30, 2012.  The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that extends through June 2011.  Management believes that the relationships between employees, union and management are good.

Seasonality

The company’s revenues historically have been stronger in the second and third quarters due to increased purchases from customers involved with the catering business and institutional customers, particularly schools, during the summer months.

Item 1A.    Risk Factors

The company’s business, results of operations, cash flows and financial condition are subject to various risks, including, but not limited to those set forth below.  If any of the following risks actually occurs, the company's business, results of operations, cash flows and financial condition could be materially adversely affected  These risk factors should be carefully considered together with the other information in this Annual Report on Form 10-K, including the risks and uncertainties described under the heading "Special Note Regarding Forward-Looking Statements."

Economic conditions may cause a decline in business and consumer spending which could adversely affect the company’s business and financial performance.

The company’s operating results are impacted by the health of the North American, European, Asian and Latin American economies. The company’s business and financial performance, including collection of its accounts receivable, may be adversely affected by the current and future economic conditions that caused a decline in business and consumer spending, a reduction in the availability of credit and decreased growth by our existing customers, resulting in customers electing to delay the replacement of aging equipment.  Higher energy costs, rising interest rates, financial market volatility, recession and acts of terrorism may also adversely affect the company’s business and financial performance. Additionally, the company may experience difficulties in scaling its operations due to economic pressures in the U.S. and International markets.

The company's level of indebtedness could adversely affect its business, results of operations and growth strategy.

The company now has and may continue to have a significant amount of indebtedness.  At January 2, 2010, the company had $275.6 million of borrowings and $7.8 million in letters of credit outstanding.  As of January 2, 2010, the company could incur an additional $214.4 million under its credit agreement.  To the extent the company requires additional capital resources, there can be no assurance that such funds will be available on favorable terms, or at all.  The unavailability of funds could have a material adverse effect on the company's financial condition, results of operations and ability to expand the company's operations.

The company's level of indebtedness could adversely affect it in a number of ways, including the following:

•	the company may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	a significant portion of the company's cash flow from operations must be dedicated to debt service, which reduces the amount of cash the company has available for other purposes;

•	the company may be more vulnerable in the event of a downturn in the company’s business or general economic and industry conditions;

•	the company may be disadvantaged competitively by its potential inability to adjust to changing market conditions, as a result of its significant level of indebtedness; and

•	the company may be restricted in its ability to make strategic acquisitions and to pursue new business opportunities.

The company has a significant amount of goodwill and could suffer losses due to asset impairment charges.

The company’s balance sheet includes a significant amount of goodwill, which represents approximately 44% of its total assets as of January 2, 2010.  The excess of the purchase price over the fair value of assets acquired and liabilities assumed in conjunction with acquisitions is recorded as other identifiable intangible assets and goodwill. In accordance with Accounting Standards Code (“ASC”) 350 “Intangibles-Goodwill and Other”, the company’s long-lived assets (including goodwill and other intangibles) are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of long-lived assets, the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors.  A significant decline in stock prices, such as occurred during 2008, could indicate that an impairment has occurred. Estimates of future cash flows are judgments based on the company’s experience and knowledge of operations.  These estimates can be significantly impacted by many factors, including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends.  If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges. Any such charge could have a material adverse effect on the company’s reported net earnings.

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

Under the company's current credit agreement, the company is required to maintain certain specified financial ratios and meet financial tests, including certain ratios of leverage and fixed charge coverage.  The company's ability to comply with these requirements may be affected by matters beyond its control, and, as a result, there can be no assurance that the  company will be able to meet these ratios and tests.  A breach of any of these covenants would prevent the company from being able to draw under the company revolver and would result in a default under the company's credit agreement. In the event of a default under the company's current credit agreement, the lenders could terminate their commitments and declare all amounts borrowed, together with accrued interest and other fees, to be due and payable.  Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable.  The company may be unable to pay these debts in these circumstances.

Competition in the foodservice equipment industry is intense and could impact the company’s results of operations and cash flows.

The company operates in a highly competitive industry.  In the company's business, competition is based on product features and design, brand recognition, reliability, durability, technology, energy efficiency, breadth of product offerings, price, customer relationships, delivery lead times, serviceability and after-sale service.  The company has a number of competitors in each product line that it offers. Many of the company's competitors are substantially larger and enjoy substantially greater financial, marketing, technological and personnel resources. These factors may enable them to develop similar or superior products, to provide lower cost products and to carry out their business strategies more quickly and efficiently than the company can. In addition, some competitors focus on particular product lines or geographic regions or emphasize their local manufacturing presence or local market knowledge. Some competitors have different pricing structures and may be able to deliver their products at lower prices. Although the company believes that the performance and price characteristics of its products will provide competitive solutions for its customers' needs, there can be no assurance that the company's customers will continue to choose the company’s products over products offered by its competitors.

Further, the market for the company's products is characterized by changing technology and evolving industry standards.  The company's ability to compete in the past has depended in part on the company's ability to develop innovative new products and bring them to market more quickly than the company's competitors.  The company's ability to compete successfully will depend, in large part, on its ability to enhance and improve its existing products, to continue to bring innovative products to market in a timely fashion, to adapt the company's products to the needs and standards of its current and potential customers and to continue to improve operating efficiencies and lower manufacturing costs.  Moreover, competitors may develop technologies or products that render the company's products obsolete or less marketable. If the company's products, markets and services are not competitive, the company's business, financial condition and operating results will be materially harmed.

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

The success of the company's business depends, in part, on its ability to maintain and expand the company's product offerings and the company's customer base.  The company's success also depends on its ability to offer competitive prices and services in a price sensitive business.  Many of the company's larger restaurant chain customers have multiple sources of supply for their equipment purchases and periodically approve new competitive equipment as an alternative to the company's products for use within their restaurants.  There can be no assurance that the company will be able to continue to expand its product lines or that it will be able to retain its current customers or attract new customers.  The company also cannot assure you that it will not lose customers to low-cost competitors with comparable or superior products and services.  If the company fails to expand its product offerings, or loses a substantial number of the company's current customers or substantial business from current customers, or is unable to attract new customers, the company's business, financial condition and results of operations will be adversely affected.

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

To achieve the company's strategic objectives, the company has pursued and may continue to pursue strategic acquisitions and investments or invest in other companies, businesses or technologies.  Acquisitions entail numerous risks, including the following:

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

•      extensive regulations and oversight, tariffs and other trade barriers;

•      reduced protection for intellectual property rights;

•      difficulties in staffing and managing foreign operations; and

•      potentially adverse tax consequences.

In addition, the company is and will be required to comply with the laws and regulations of foreign governmental and regulatory authorities of each country in which the company conducts business.

There can be no assurance that the company will be able to succeed in marketing its products and services in international markets. The company may also experience difficulty in managing its international operations because of, among other things, competitive conditions overseas, management of foreign exchange risk, established domestic markets, language and cultural differences and economic or political instability. Any of these factors could have a material adverse effect on the success of the company's international operations and, consequently, on the company's business, financial condition and operating results.

The company may not be able to adequately protect its intellectual property rights, and this inability may materially harm its business.

The company relies primarily on trade secret, copyright, service mark, trademark and patent law and contractual protections to protect the company’s proprietary technology and other proprietary rights.  The company has filed numerous patent applications covering the company’s technology.  Notwithstanding the precautions the company takes to protect its intellectual property rights, it is possible that third parties may copy or otherwise obtain and use the company's proprietary technology without authorization or may otherwise infringe on the company's rights.  In some cases, including a number of the company's most important products, there may be no effective legal recourse against duplication by competitors.  In the future, the company may have to rely on litigation to enforce its intellectual property rights, protect its trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity.  Any such litigation, whether successful or unsuccessful, could result in substantial costs to the company and diversions of the company's resources, either of which could adversely affect the company's business.

Any infringement by the company on patent rights of others could result in litigation and adversely affect its ability to continue to provide, or could increase the cost of providing, the company's products and services.

Patents of third parties may have an important bearing on the company's ability to offer some of its products and services.  The company's competitors, as well as other companies and individuals, may obtain, and may be expected to obtain in the future, patents related to the types of products and services the company offers or plans to offer.  There can be no assurance that the company is or will be aware of all patents containing claims that may pose a risk of infringement by its products and services.  In addition, some patent applications in the United States are confidential until a patent is issued and, therefore, the company cannot evaluate the extent to which its products and services may be covered or asserted to be covered by claims contained in pending patent applications.  In general, if one or more of the company's products or services were to infringe patents held by others, the company may be required to stop developing or marketing the products or services, to obtain licenses from the holders of the patents to develop and market the services, or to redesign the products or services in such a way as to avoid infringing on the patent claims.  The company cannot assess the extent to which it may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether it would be able to obtain such licenses on commercially reasonable terms. If the company were unable to obtain such licenses, it also may not be able to redesign the company's products or services to avoid infringement, which could materially adversely affect the company's business, financial condition and operating results.

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

The company's operations are regulated under a number of federal, state and local environmental laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of these materials.  Compliance with these environmental laws and regulations is a significant consideration for the company because it uses hazardous materials in its manufacturing processes.  In addition, because the company is a generator of hazardous wastes, even if it fully complies with applicable environmental laws, it may be subject to financial exposure for costs associated with an investigation and remediation of sites at which it has arranged for the disposal of hazardous wastes if these sites become contaminated.  In the event of a violation of environmental laws, the company could be held liable for damages and for the costs of remedial actions.  Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which could negatively affect the company's operating results.

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

Because the company has a significant number of workers whose employment is subject to collective bargaining agreements and labor union representation, the company is vulnerable to possible organized work stoppages and similar actions.  Unionized employees accounted for approximately 11% of the company's workforce as of January 2, 2010   The company has union contracts with employees at its facilities in Lodi, Wisconsin and Elgin, Illinois that extend through December 2011 and April 2012, respectively.  The company also has a union workforce at its manufacturing facility in the Philippines under a contract that extends through June 2011.  Any future strikes, employee slowdowns or similar actions by one or more unions, in connection with labor contract negotiations or otherwise, could have a material adverse effect on the company's ability to operate the company's business.

The company depends significantly on its key personnel.

The company depends significantly on certain of the company's executive officers and certain other key personnel, many of whom could be difficult to replace.  While the company has employment agreements with certain key executives, the company cannot be certain that it will succeed in retaining this personnel or their services under existing agreements. The incapacity, inability or unwillingness of certain of these people to perform their services may have a material adverse effect on the company.  There is intense competition for qualified personnel within the company's industry, and there can be no assurance that it will be able to continue to attract, motivate and retain personnel with the skills and experience needed to successfully manage the company business and operations.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

The company's principal executive offices are located in Elgin, Illinois.  The company operates thirteen manufacturing facilities in the U.S and manufacturing facilities in Canada, China, Denmark, Italy and the Phillipines.

The principal properties of the company utilized to conduct business operations are listed below:

Location	Principal Function	Square Footage	Owned/ Leased	Lease Expiration

Brea, CA	Manufacturing, Warehousing and Offices	72,000	Leased	June 2015
Buford, GA	Warehousing and Offices	17,350	Leased	February 2013/
		30,000	Leased	December 2014
Chicago, IL	Manufacturing, Warehousing and Offices	30,800	Leased	March 2010/
				November 2012
Elgin, IL	Manufacturing, Warehousing and Offices	207,000	Owned	N/A
Mundelein, IL	Manufacturing, Warehousing and Offices	55,000	Owned	N/A
		33,000	Owned	N/A
Menominee, MI	Manufacturing, Warehousing and Offices	46,000	Owned	N/A
St. Louis, MO	Offices	47,250	Leased	August 2010
Bow, NH	Manufacturing, Warehousing and Offices	102,000	Owned	N/A
		34,000	Leased	March 2010
Fuquay-Varina, NC	Manufacturing, Warehousing and Offices	131,000	Owned	N/A
Smithville, TN	Manufacturing, Warehousing and Offices	190,000	Owned	N/A
Carrollton, TX	Manufacturing, Warehousing and Offices	110,100	Leased	September 2012/
				November 2012
Burlington, VT	Manufacturing, Warehousing and Offices	140,000	Owned	N/A
Lodi, WI	Manufacturing, Warehousing and Offices	112,000	Owned	N/A
Quebec City, Canada	Manufacturing, Warehousing and Offices	36,000	Owned	N/A
Shanghai, China	Manufacturing, Warehousing and Offices	37,500	Leased	July 2012
Randers, Denmark	Manufacturing, Warehousing and Offices	50,100	Owned	N/A
Scandicco, Italy	Manufacturing, Warehousing and Offices	106,350	Leased	March 2014
Laguna, the Philippines	Manufacturing, Warehousing and Offices	54,000	Owned	N/A

At various other locations the company leases small amounts of office space for administrative and sales functions, and in certain instances limited short-term inventory storage.  These locations are in China, Mexico, Spain, Sweden, Taiwan and the United Kingdom.

Management believes that these facilities are adequate for the operation of the company's business as presently conducted.

The company also has a leased manufacturing facility in Quakertown, Pennsylvania, which was exited as part of the company's manufacturing consolidation efforts.  This lease extends through June 2015.  Additionally, the company has a leased manufacturing facility in Verdi, Nevada, which was exited as part of the company’s consolidation efforts. This lease extends through June 2012.

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

Item 4.     Reserved

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

	Closing Share Price
	High	Low
Fiscal 2009
First quarter	35.65	20.76
Second quarter	49.76	33.75
Third quarter	56.51	39.34
Fourth quarter	53.00	43.67

Fiscal 2008
First quarter	76.62	53.76
Second quarter	67.23	44.52
Third quarter	63.96	39.90
Fourth quarter	54.31	24.80

Shareholders

The company estimates there were approximately 34,005 record holders of the company's common stock as of February 26, 2010.

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

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
October 4, 2009 to October 31, 2009	—	—	—	627,332
November 1, 2009 to November 28, 2009	—	—	—	627,332
November 29, 2009 to January 2, 2010	—	—	—	627,332
Quarter ended January 2, 2010	—	—	—	627,332

In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of up to 1,800,000 common shares in open market purchases.  As of January 2, 2010, 1,172,668 shares had been purchased under the 1998 stock repurchase program.

In May 2007, the company’s Board of Directors approved a two-for-one stock split of the company’s common stock in the form of a stock dividend.  The stock split was paid to shareholders of record as of June 1, 2007.  The company’s stock began trading on a stock-adjusted basis on June 18, 2007. The stock split effectively doubled the number of shares outstanding at June 15, 2007.

At January 2, 2010, the company had a total of 4,069,913 shares in treasury amounting to $102.0 million.

Item 6.   Selected Financial Data

(amounts in thousands, except per share data)
Fiscal Year Ended(1)(2)

	2009	2008	2007	2006	2005
Income Statement Data:
Net sales	$646,629	$651,888	$500,472	$403,131	$316,668
Cost of sales	396,001	403,746	308,107	246,254	195,015

Gross profit	250,628	248,142	192,365	156,877	121,653
Selling and distribution expenses	64,239	63,593	50,769	40,371	33,772
General and administrative expenses	74,948	64,931	48,663	39,605	29,909

Income from operations	111,441	119,618	92,933	76,901	57,972
Interest expense and deferred financing amortization, net	11,594	12,982	5,855	6,932	6,437
Debt extinguishment expenses	—	—	481	—	—
Loss (gain) on financing derivatives	—	—	314	—	—
Other expense (income), net	121	2,414	(1,696)	161	137

Earnings before income taxes	99,726	104,222	87,979	69,808	51,398
Provision for income taxes	38,570	40,321	35,365	27,431	19,220
Net earnings	$61,156	$63,901	$52,614	$42,377	$32,178

Net earnings per share:
Basic	$3.47	$4.00	$3.35	$2.77	$2.14
Diluted	$3.29	$3.75	$3.11	$2.57	$1.99

Weighted average number of shares outstanding:
Basic	17,605	15,978	15,694	15,286	15,028
Diluted	18,575	17,030	16,938	16,518	16,186

Balance Sheet Data:
Working capital	$70,670	$68,198	$61,573	$11,512	$7,590
Total assets	816,346	654,498	413,647	288,323	267,219
Total debt	275,641	234,700	96,197	82,802	121,595
Stockholders' equity	342,655	227,960	182,912	100,573	48,500

(1)	The company's fiscal year ends on the Saturday nearest to December 31.
(2)	The prior years’ net earnings per share, the number of shares and cash dividends declared have been adjusted to reflect the company’s stock split that occurred on June 15, 2007.

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

NET SALES SUMMARY
(dollars in thousands)

Fiscal Year Ended(1)
	2009		2008		2007
	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:

Commercial Foodservice	$558,677	86.4%	$547,351	84.0%	$403,735	80.7%

Food Processing	65,925	10.2	78,510	12.0	70,467	14.1

International Distribution Division (2)	52,772	8.2	62,427	9.6	62,476	12.5

Intercompany sales (3)	(30,745)	(4.8)	(36,400)	(5.6)	(36,206)	(7.3)
Total	$646,629	100.0%	$651,888	100.0%	$500,472	100.0%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

(2)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(3)	Represents the elimination of sales from the Commercial Foodservice Equipment Group to the International Distribution Division.

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of sales	61.2	61.9	61.6
Gross profit	38.8	38.1	38.4
Selling, general and administrative expenses	21.6	19.8	19.8
Income from operations	17.2	18.3	18.6
Interest expense and deferred financing amortization, net	1.8	2.0	1.2

Debt extinguishment expenses	—	—	0.1
Loss on financing derivatives	—	—	—
Other expense (income), net	—	0.4	(0.3)
Earnings before income taxes	15.4	15.9	17.6
Provision for income taxes	5.9	6.1	7.1
Net earnings	9.5%	9.8%	10.5%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Fiscal Year Ended January 2, 2010 as Compared to January 3, 2009

Net sales.  Net sales in fiscal 2009 decreased by $5.3 million or 0.8% to $646.6 million as compared to $651.9 million in fiscal 2008.   The decline in net sales was net of an increase of $89.7 million or 13.8% attributable to acquisition growth, resulting from the fiscal 2008 acquisitions of Giga and Frifri and the fiscal 2009 acquisitions of TurboChef, CookTek, Anets and Doyon.  Excluding acquisitions, net sales decreased $95.0 million or 14.6% from the prior year. Sales of both the Commercial Foodservice Equipment Group and the Food Processing Equipment Group were affected by the economic slowdown which has affected the commercial foodservice and food processing equipment customer purchases.

Net sales of the Commercial Foodservice Equipment Group increased by $11.3 million or 2.1% to $558.7 million in 2009 as compared to $547.4 million in fiscal 2008. Net sales from the acquisitions of Giga, Frifri, TurboChef, CookTek, Anets and Doyon which were acquired on April 22, 2008, April 23, 2008, April 27, 2009, April 30, 2009 and December 14, 2009 respectively, accounted for an increase of $89.8 million during the fiscal year 2009.  Excluding the impact of acquisitions, net sales of commercial foodservice equipment decreased $95.0 million or 14.6% as compared to the prior year, primarily as a result of economic slowdown.

Net sales for the Food Processing Equipment Group were $65.9 million as compared to $78.5 million in fiscal 2008.  Food processing equipment purchases are generally cyclical and are impacted by global economic conditions.  Food processors reduced capital expenditures and deferred purchasing decisions in 2009, due in large part to global economic conditions.

Net sales for the International Distribution Division decreased by $9.6 million to $52.8 million, as compared to $62.4 million in the prior year. International sales declined as a result of the global recession.  Difficult economic conditions in Europe resulted in lower equipment purchases from foodservice operators.  New restaurant growth in emerging markets such as China, India and Latin America were affected as the global restaurant chains reduced store openings in the short-term in response to the economic conditions.

The company records an elimination of its sales from the Commercial Foodservice Group to the International Distribution Division.  This sales elimination decreased by $5.7 million to $30.7 million reflecting the decrease in purchases of equipment by the International Distribution Division from the Commercial Foodservice Equipment Group.

Gross profit.  Gross profit increased by $2.5 million to $250.6 million in fiscal 2009 from $248.1 million in 2008. The gross margin rate increased from 38.1% in 2008 to 38.8% in 2009. The net increase in the gross margin rate reflects:

•	Improved margins at certain of the newly acquired operating companies which have improved due to acquisition integration initiatives including costs savings from plant consolidations

•	Reduced material costs associated with steel prices and other supply chain initiatives

•	The adverse impact of lower sales volumes

Selling, general and administrative expenses.  Combined selling, general, and administrative expenses increased by $10.7 million to $139.2 million in 2009 from $128.5 million in 2008.  As a percentage of net sales, operating expenses amounted to 21.6% in 2009 as compared to 19.8% in 2008.

Selling expenses increased $0.6 million to $64.2 million from $63.6 million, reflecting an increase of $8.6 million associated with the newly acquired Giga, Frifri, TurboChef, CookTek, Anets and Doyon operations offset by $6.8 million in reduced commissions resulting from the slowdown in sales.

General and administrative expenses increased $10.0 million to $74.9 million from $64.9 million, reflecting an increase of $10.4 million associated with the newly acquired Giga, Frifri, TurboChef, CookTek, Anets and Doyon operations offset by reduced incentive compensation expense.  General and administrative expenses also included non-recurring expense of $5.1 million associated with the closure and consolidation of a production facility in Verdi, Nevada which had produced products under the Wells and Bloomfield brands.

Income from operations.  Income from operations decreased $3.6 million to $111.4 million in fiscal 2009 from $119.6 million in fiscal 2008.  The decrease in operating income resulted from the higher operating expenses related to the newly acquired companies and non-recurring charges associated with the facility consolidation.  Operating income as a percentage of net sales declined from 18.3% in 2008 to 17.2% in 2009.

Non-operating expenses.  Non-operating expenses decreased $3.7 million to $11.7 million in 2009 from $15.4 million in 2008.  Net interest expense decreased $1.4 million from $13.0 million in 2008 to $11.6 million in 2009 as a result of lower borrowing costs resulting from the decline in interest rates in 2009.  Other expense decreased $2.3 million from $2.4 million in 2008 to $0.1 million in 2009 and consisted primarily of foreign exchange gains and losses.

Income taxes.  A tax provision of $38.6 million, at an effective rate of 38.7%, was recorded for 2009 as compared to $40.3 million at a 38.7% effective rate in 2008.

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

Net sales of the Commercial Foodservice Equipment Group increased by $143.6 million or 35.6% to $547.4 million in 2008 as compared to $403.7 million in fiscal 2007. Net sales from the acquisitions of Jade, Carter-Hoffmann, Wells Bloomfield, Star, Giga and Frifri which were acquired on April 1, 2007, June 28, 2007, August 3, 2007, December 31, 2007, April 22, 2008 and April 23, 2008, respectively, accounted for an increase of $154.5 million during the fiscal year 2008.  Excluding the impact of acquisitions, net sales of commercial foodservice equipment decreased $10.0 million or 1.8% as compared to the prior year, primarily as a result of the economic slowdown.

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

Financial Condition and Liquidity

Total cash and cash equivalents increased by $2.2 million to $8.4 million at January 2, 2010 from $6.2 million at January 3, 2009.  Net borrowings increased to $275.6 million at January 2, 2010 from $234.7 million at January 3, 2009.

Operating activities.   Net cash provided by operating activities after changes in assets and liabilities amounted to $100.8 million as compared to $85.3 million in the prior year.

Adjustments to reconcile 2009 net earnings to operating cash flows included $6.3 million of depreciation and $9.6 million of amortization, $10.7 million of non-cash stock compensation expense and $11.1 million of deferred tax provision.

The changes in working capital included: a $23.1 million decrease in accounts receivable as a result of reduced sales volumes; a $17.3 million decrease in inventories, resulting from lower sales volumes, reductions in inventory resulting from plant consolidations and the depletion of inventory associated with a large order for a major chain customer in the first quarter of 2009; and a $4.6 million decrease in accounts payable as a result of reduced purchasing volumes.  Prepaid and other assets increased $8.7 million. Accrued expenses and other liabilities increased by $25.2 million as a result of increased liabilities associated with plant consolidation initiatives and deferred payments relating to acquisitions completed in 2009.

Investing activities.   During 2009, net cash used for investing activities amounted to $139.0 million.  This included $133.3 million of acquisition related investments, which included $116.1 million paid in connection with the acquisition of TurboChef, $8.0 million paid in connection with the acquisition of CookTek, $3.4 million paid in connection with the acquisition of Anets, $5.8 million paid in connection with the acquisition of Doyon.  Additional investing activities included $5.7 million of additions and upgrades of production equipment, manufacturing facilities and training equipment.

Financing activities.  Net cash flows from financing activities amounted to $39.2 million in 2009.   The company’s borrowing activities under debt agreements included $39.6 million of borrowings under its senior secured revolving credit facility and $0.3 million in repayments of foreign loans.  The net borrowings, along with cash generated from operating activities, were utilized to fund acquisition activities and capital expenditures.

The company’s financing activities are primarily funded from borrowings under its senior secured revolving credit facility that matures in December 2012.  This facility was amended in August 2008 to provide for the acquisition of TurboChef Technologies, Inc. and increase the total amount of borrowing availability to $497.5 million. Total outstanding borrowings under this facility amounted to $265.9 million at January 2, 2010.  The company also has borrowing facilities in Denmark and Italy to fund local operating activities. Borrowings under these foreign facilities are denominated in local currency and amounted to $9.7 million at January 2, 2010.

At January 2, 2010, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

Contractual Obligations

The company's contractual cash payment obligations are set forth below (dollars in thousands):

	Amounts			Total
	Due Sellers			Idle	Contractual
	From	Long-term	Operating	Facility	Cash
	Acquisition	Debt	Leases	Lease	Obligations

Less than 1 year	$3,278	$7,517	$4,068	$746	$15,609
1-3 years	3,955	266,560	6,788	1,341	278,644
4-5 years	1,751	1,564	2,477	768	6,560
After 5 years	—	—	266	244	510

	$8,984	$275,641	$13,599	$3,099	$301,323

Idle facility lease consists of obligations for two manufacturing locations that were exited in conjunction with the company's manufacturing consolidation efforts.  These lease obligations continues through June 2015.  These obligations presented above do not reflect anticipated sublease income from the facilities.

As indicated in Note 11 to the consolidated financial statements, the company’s projected benefit obligation under its defined benefit plans exceeded the plans’ assets by $10.4 million at the end of 2009 as compared to $9.5 million at the end of 2008.  The unfunded benefit obligations were comprised of a $3.3 million underfunding of the company’s Smithville plan, which was acquired as part of the Star acquisition, $1.0 million underfunding of the company's union plan and $6.1 million underfunding of the company's director plans.  The company does not expect to contribute to the director plans in 2010.  The company made minimum contributions required by the Employee Retirement Income Security Act of 1974 (“ERISA”) of $0.3 million in 2009 and 2008 to the company’s Smithville plan and $0.1 million in 2008 and 2007 to the company's union plan.  The company expects to continue to make minimum contributions to the Smithville plan as required by ERISA, which are expected to be $0.3 million in 2010.

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

Related Party Transactions

From January 4, 2009 through the date hereof, there were no transactions between the company, its directors and executive officers that are required to be disclosed pursuant to Item 404 of Regulation S-K, promulgated under the Securities and Exchange Act of 1934, as amended.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805, “Business Combinations”.  This statement provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. This statement also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. This statement is effective for business combinations occurring in fiscal years beginning after December 15, 2008.  Early adoption of ASC 805 was not permitted.  The company adopted this statement on January 5, 2009, including the acquisition of TurboChef.  Accordingly, the company has applied the principles of ASC 805 in valuing this acquisition. Middleby shares of common stock which were issued in conjunction with this transaction were valued using the share price at the time of closing to determine the value of the purchase price.  Additionally, the company incurred approximately $4.6 million in transaction related expenses which were recorded as a deferred acquisition cost reported as an asset on the balance sheet on January 3, 2009.  Upon adoption of the new standard guidance, the company recorded a charge to retained earnings of $4.6 million.

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

In December 2008, the FASB issued ASC 715-20 “Compensation-Retirement Benefits.” This statement requires disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This statement requires the disclosure of the percentage of the fair value of total plan assets for each major category of plan assets, such as equity securities, debt securities, real estate and all other assets, with the fair value of each major asset category as of each annual reporting date for which a financial statement is presented. It also requires disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, using the guidance in ASC 820, “Fair Value Measurements and Disclosures.” This statement is applicable to employers that are subject to the disclosure requirements and is generally effective for fiscal years ending after December 15, 2009. The adoption of ASC 715-20 “Compensation-Retirement Benefits” did not have a material impact on the company’s financial position, results of operations or cash flows.

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

Item 7A.          Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates.  The following table summarizes the maturity of the company's debt obligations:

	Fixed Rate Debt	Variable Rate Debt
	(dollars in thousands)

2010	$—	$7,517
2011	—	355
2012	—	266,205
2013	—	290
2014 and thereafter	—	1,274
	$—	$275,641

Terms of the company’s senior credit agreement provide for $497.8 million of availability under a revolving credit line.  As of January 2, 2010, the company had $265.9 million of borrowings outstanding under this facility.  The company also has $7.8 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line.  Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $214.4 million at January 2, 2010.

At January 2, 2010, borrowings under the senior secured credit facility were assessed at an interest rate at 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate.  At January 2, 2010 the average interest rate on the senior debt amounted to 1.56%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis.  Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line.  This variable commitment fee amounted to 0.20% as of January 2, 2010.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On January 2, 2010 these facilities amounted to $3.2 million in U.S. dollars, including $1.2 million outstanding under a revolving credit facility and $2.0 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 4.15% on January 2, 2010. The term loan matures in 2013 and the interest rate is assessed at 5.46%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l. in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On January 2, 2010, these facilities amounted to $5.1 million in U.S. dollars.  The interest rate on the credit facilities is tied to six-month Euro LIBOR. The facilities mature in April of 2015.

In December 2009, the company completed its acquisition of Doyon in Canada. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Canadian Dollars.  On January 2, 2010 these facilities amounted to $1.4 million in U.S. dollars.  The borrowings under these facilities are collateralized by the assets of the company.  The interest rate on these credit facilities is assessed at 0.75% above the prime rate.  At January 2, 2010, the average interest rate on these facilities amounted to 3.0% and 3.7%.  These facilities mature in 2010.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt.  The agreements swap one-month LIBOR for fixed rates. As of January 2, 2010, the company had the following interest rate swaps in effect.

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

15,000,000	1.220%	11/23/09	11/23/11
20,000,000	1.800%	11/23/09	11/23/12
25,000,000	3.670%	09/26/08	09/23/11
10,000,000	2.920%	02/01/08	02/01/10
10,000,000	3.460%	09/08/08	09/06/11
15,000,000	3.130%	09/08/08	09/06/10
10,000,000	3.032%	02/06/08	02/06/11
10,000,000	2.785%	02/06/08	02/06/10
10,000,000	3.590%	06/10/08	06/10/11
20,000,000	3.350%	06/10/08	06/10/10
25,000,000	3.350%	01/14/08	01/14/10

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases and require, among other things, certain ratios of indebtedness of 3.5 debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and fixed charge coverage of 1.25 EBITDA to fixed charges.  The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document.  A material adverse effect is determined on a subjective basis by the company's creditors.  The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company.  At January 2, 2010, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income.  As of January 2, 2010, the fair value of these instruments was a loss of $3.0 million.  The change in fair value of these swap agreements in fiscal 2009 was a loss of $1.8 million, net of taxes.

A summary of the company’s interest rate swaps is as follows:

	Fixed				Changes
Notional	Interest	Effective	Maturity	Fair Value	In Fair Value
Amount	Rate	Date	Date	Jan 2, 2010	(net of taxes)

$15,000,000	1.220%	11/23/09	11/23/11	$4,000	$3,000
20,000,000	1.800%	11/23/09	11/23/12	50,000	30,000
25,000,000	3.670%	09/26/08	09/23/11	(1,124,000)	(675,000)
10,000,000	2.920%	02/01/08	02/01/10	(46,000)	(28,000)
10,000,000	3.460%	09/08/08	09/06/11	(423,000)	(254,000)
15,000,000	3.130%	09/08/08	09/06/10	(313,000)	(188,000)
10,000,000	3.032%	02/06/08	02/06/11	(282,000)	(169,000)
10,000,000	2.785%	02/06/08	02/06/10	(45,000)	(27,000)
10,000,000	3.590%	06/10/08	06/10/11	(410,000)	(246,000)
20,000,000	3.350%	06/10/08	06/10/10	(310,000)	(186,000)
25,000,000	3.350%	01/14/08	01/14/10	(67,000)	(40,000)

$170,000,000				$(2,966,000)	$(1,780,000)

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

The company accounts for its derivative financial instruments in accordance with ASC 815, "Derivative and Hedging."  In accordance with ASC 815, as amended, these instruments are recognized on the balance sheet as either an asset or a liability measured at fair value.  Changes in the market value and the related foreign exchange gains and losses are recorded in the statement of earnings.

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

We have audited the accompanying consolidated balance sheets of The Middleby Corporation and subsidiaries (the "Company") as of January 2, 2010 and January 3, 2009, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 2, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited the Company's internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at TurboChef Technologies, Inc., CookTek Induction Systems LLC, Anetsberger LLC, and Doyon Equipment Inc., which were acquired on Janaury 5, 2009, April 27, 2009, April 30, 2009 and December 14, 2009, respectively.  These acquisitions constitute 24.6% of total assets, 25.9% of net assets,13.2% of net sales, and 15.9% of net income of the consolidated financial statements of the Company as of, and for the year ended, January 2, 2010.  Accordingly, our audit did not include the internal control over financial reporting at TurboChef Technologies Inc., CookTek Induction Systems LLC, Anetsberger LLC and Doyon Equipment Inc.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Middleby Corporation and subsidiaries as of January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 3, on January 4, 2009, the Company adopted ASC 805 Business Combinations.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
March 3, 2010

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 2, 2010 AND JANUARY 3, 2009
(amounts in thousands, except share data)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$8,363	$6,144
Accounts receivable, net	78,897	85,969
Inventories, net	90,640	91,551
Prepaid expenses and other	9,914	7,646
Prepaid taxes	5,873	—
Current deferred taxes	23,339	18,387
Total current assets	217,026	209,697
Property, plant and equipment, net	47,340	44,757
Goodwill	358,506	266,663
Other intangibles	189,572	125,501
Other assets	3,902	7,880
Total assets	$816,346	654,498

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$7,517	$6,377
Accounts payable	38,580	32,543
Accrued expenses	100,259	102,579
Total current liabilities	146,356	141,499
Long-term debt	268,124	228,323
Long-term deferred tax liability	14,187	33,687
Other non-current liabilities	45,024	23,029
Stockholders' equity:
Preferred stock, $0.01 par value; none issued	—	—
Common stock, $0.01 par value, 22,622,650 and 21,068,556 shares issued in 2009 and 2008, respectively	136	120
Paid-in capital	162,001	107,305
Treasury stock at cost; 4,069,913 shares in 2009 and 2008, respectively	(102,000)	(102,000)
Retained earnings	287,387	230,797
Accumulated other comprehensive (loss) income	(4,869)	(8,262)
Total stockholders' equity	342,655	227,960
Total liabilities and stockholders' equity	$816,346	$654,498

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED JANUARY 2, 2010, JANUARY 3, 2009
AND DECEMBER 29, 2007
 (amounts in thousands, except per share data)

	2009	2008	2007

Net sales	$646,629	$651,888	$500,472
Cost of sales	396,001	403,746	308,107
Gross profit	250,628	248,142	192,365
Selling and distribution expenses	64,239	63,593	50,769
General and administrative expenses	74,948	64,931	48,663
Income from operations	111,441	119,618	92,933
Interest expense and deferred financing amortization, net	11,594	12,982	5,855
Write-off of unamortized deferred financing costs	—	—	481
Loss on financing derivatives	—	—	314
Other expense (income), net	121	2,414	(1,696)
Earnings before income taxes	99,726	104,222	87,979
Provision for income taxes	38,570	40,321	35,365
Net earnings	$61,156	$63,901	$52,614

Net earnings per share:
Basic	$3.47	$4.00	$3.35
Diluted	$3.29	$3.75	$3.11

Weighted average number of shares
Basic	17,605	15,978	15,694
Dilutive common stock equivalents	970	1,052	1,244
Diluted	18,575	17,030	16,938

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED JANUARY 2, 2010 JANUARY 3, 2009
AND DECEMBER 29, 2007
(amounts in thousands)

					Accumulated
					Other	Total
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Stock	Earnings	Income	Equity
Balance, January 1, 2007	$117	$73,743	$(89,641)	$115,917	$437	$100,573
Comprehensive income:
Net earnings	-	-	-	52,614	-	52,614
Currency translation adjustments	-	-	-	-	822	822
Change in unrecognized pension benefit costs, net of tax of $72	-	-	-	-	108	108
Unrealized loss on interest rate swap, net of tax of $(408)	-	-	-	-	(612)	(612)
Comprehensive income	-	-	-	52,614	318	52,932
Exercise of stock options	3	4,545	-	-	-	4,548
Stock compensation	-	7,787	-	-	-	7,787
Tax benefit on stock compensation	-	18,707	-	-	-	18,707
Cumulative effect related to the adoption of FIN 48	-	-	-	(1,635)	-	(1,635)
Balance, December 29, 2007	$120	$104,782	$(89,641)	$166,896	$755	$182,912
Comprehensive income:
Net earnings	-	-	-	63,901	-	63,901
Currency translation adjustments	-	-	-	-	(4,227)	(4,227)
Change in unrecognized pension benefit costs, net of tax of $(1,071)	-	-	-	-	(1,606)	(1,606)
Unrealized loss on interest rate swap, net of tax of $(2,123)	-	-	-	-	(3,184)	(3,184)
Comprehensive income	-	-	-	63,901	(9,017)	54,884
Exercise of stock options	-	270	-	-	-	270
Repurchase of treasury stock	-	-	(12,359)	-	-	(12,359)
Stock compensation	-	11,411	-	-	-	11,411
Tax benefit on stock compensation	-	(9,158)	-	-	-	(9,158)
Balance, January 3, 2009	$120	$107,305	$(102,000)	$230,797	$(8,262)	$227,960
Comprehensive income:
Net earnings	-	-	-	61,156	-	61,156
Currency translation adjustments	-	-	-	-	1,480	1,480
Change in unrecognized pension benefit costs, net of tax of $(201)	-	-	-	-	257	257
Unrealized loss on interest rate swap, net of tax of $(1,104)	-	-	-	-	1,656	1,656
Comprehensive income	-	-	-	61,156	3,393	64,549
Exercise of stock options	-	391	-	-	-	391
Stock issuance	16	44,032	-	-	-	44,048
Stock compensation	-	10,721	-	-	-	10,721
Tax benefit on stock compensation	-	(448)	-	-	-	(448)
Cumulative effect of adopting new accounting standard	—	-	-	(4,566)	-	(4,566)
Balance, January 2, 2010	$136	162,001	$(102,000)	287,387	$(4,869)	$342,655

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JANUARY 2, 2010, JANUARY 3, 2009
AND DECEMBER 29, 2007
(amounts in thousands)

	2009	2008	2007
Cash flows from operating activities—
Net earnings	$61,156	$63,901	$52,614
Adjustments to reconcile net earnings to net cash provided by operating activities—
Depreciation and amortization	15,888	12,390	6,360
Non-cash share-based compensation	10,721	11,411	7,787
Deferred taxes	11,123	(1,542)	4,582
Write-off of umamortized deferred financing costs	—	—	481
Unrealized loss on derivative financial instruments	—	180	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	23,145	5,222	(9,004)
Inventories, net	17,257	(7,105)	(1,150)
Prepaid expenses and other assets	(8,731)	18,548	(15,581)
Accounts payable	(4,564)	(3,951)	1,193
Accrued expenses and other liabilities	(25,221)	(13,705)	12,211
Net cash provided by operating activities	100,774	85,349	59,493
Cash flows from investing activities—
Additions to property and equipment	(5,731)	(4,337)	(3,311)
Acquisition of Houno, net of cash acquired	—	—	(179)
Acquisition of Jade	—	—	(7,779)
Acquisition of Carter-Hoffmann	—	(167)	(16,242)
Acquisition of MP Equipment	—	(3,000)	(15,269)
Acquisition of Wells Bloomfield, net of cash acquired	—	(321)	(28,904)
Acquisition of Star, net of cash acquired	—	(189,476)	—
Acquisition of Giga, net of cash acquired	—	(9,928)	—
Acquisition of Frifri, net of cash acquired	—	(2,865)	—
Acquisition of TurboChef, net of cash acquired	(116,129)	—	—
Acquisition of CookTek	(8,000)	—	—
Acquisition of Anets	(3,358)	—	—
Acquisition of Doyon	(5,819)	—	—
Net cash (used in) investing activities	(139,037)	(210,094)	(71,684)
Cash flows from financing activities—
Net (repayments) proceeds under previous revolving credit facilities	—	—	(30,100)
Net (repayments) under previous senior secured bank notes	—	—	(47,500)
Net proceeds under current revolving credit facilities	39,550	135,000	91,351
Net (repayments) proceeds under foreign bank loan	(252)	(803)	(970)
Repayments under note agreement	—	—	—
Debt issuance costs	—	(1,007)	(1,333)
Issuance of treasury stock	—	—	—
Repurchase of treasury stock	—	(12,359)	—
Excess tax benefit related to share-based compensation	(448)	2,976	—
Net proceeds from stock issuances	391	270	4,548
Net cash provided by financing activities	39,241	124,077	15,996

Effect of exchange rates on cash and cash equivalents	1,241	(651)	124

Changes in cash and cash equivalents—
Net increase (decrease) in cash and cash equivalents	2,219	(1,319)	3,929
Cash and cash equivalents at beginning of year	6,144	7,463	3,534

Cash and cash equivalents at end of year	$8,363	$6,144	$7,463

Non-cash investing and financing activities:
Stock issuance related to the acquisition of TurboChef	$44,032	$—	$—

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED JANUARY 2, 2010, JANUARY 3, 2009
AND DECEMBER 29, 2007

(1)	NATURE OF OPERATIONS

The Middleby Corporation (the "company") is engaged in the design, manufacture and sale of commercial foodservice and food processing equipment.  The company manufactures and assembles this equipment at eleven factories in the United States, and manufacturing facilities in Canada, China, Denmark, Italy and the Philippines.  The company operates in three business segments: 1) the Commercial Foodservice Equipment Group, 2) the Food Processing Equipment Group and 3) the International Distribution Division.

The Commercial Foodservice Equipment Group manufactures a broad line of cooking, heating and warming equipment including ranges, convection ovens, conveyor ovens, baking ovens, proofers, broilers, fryers, combi-ovens, charbroilers, steam equipment, induction cooking systems, pop-up and conveyor toasters, hot food servers, food warming equipment, griddles, ventless cooking systems, coffee brewers, tea brewers and beverage dispensing equipment.  End-user customers include: (i) fast food or quick-service restaurants; (ii) full-service restaurants, including casual-theme restaurants, (iii) retail outlets, such as convenience stores, supermarkets and department stores and (iv) public and private institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, military facilities and government agencies.  Included in these customers are several large multi-national restaurant chains, which account for a meaningful portion of the company's business, although no single customer accounts for more than 10% of net sales.  The company's domestic sales are primarily through independent dealers and distributors and are marketed by the company's sales personnel and a network of independent manufacturers' representatives.

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

The International Distribution Division provides product sales, distribution services and technical service for the commercial foodservice industry.  This division sells and supports the products manufactured by the company's commercial foodservice equipment business. This business operates through a combined network of independent and company-owned distributors.  The company maintains regional sales offices in Asia, Europe and Latin America complemented by sales and distribution offices in Australia, Belgium, China, France, India, Italy, Germany, Lebanon, Mexico, the Philippines, Russia, Saudi Arabia, Singapore, South Korea, Spain, Sweden, Taiwan, United Arab Emirates and the United Kingdom.

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

The goodwill and $47.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350 “Intangibles-Goodwill and Other”.  Other intangibles also includes $0.4 million allocated to backlog, $3.8 million allocated to developed technology and $24.0 million allocated to customer relationships which are to be amortized over periods of 1 month, 7 years and 7 years, respectively.  Goodwill and other intangibles of Star are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets generally are not expected to be deductible for tax purposes.

Pro forma Financial Information

The following unaudited pro forma results of operations for the year ended December 29, 2007 assumes the Star acquisition was completed on December 31, 2006.  The pro forma results include adjustments to reflect additional interest expense to fund the acquisition, amortization of intangibles associated with the acquisition, and the effects of adjustments made to the carrying value of certain assets.

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

Giga

On April 22, 2008, the company acquired the stock of Giga Grandi Cucine S.r.l. (“Giga”), a leading European manufacturer of ranges, ovens and steam cooking equipment for a purchase price of $9.7 million in cash plus transaction costs.  The company also assumed $5.1 million of debt included as part of the net assets of Giga.  An additional deferred payment of $7.3 million is also due to the seller ratably over a three year period.

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

TurboChef

On January 5, 2009, the company acquired the stock of TurboChef Technologies, Inc. (“TurboChef”), a leading manufacturer of speed-cook ovens for an aggregate purchase price of $160.1 million including $116.1 million in cash and 1,539,668 shares of Middleby common stock valued at $44.0 million.

The final allocation of consideration for the TurboChef acquisition is summarized as follows (in thousands):

	Jan 5, 2009	Measurement Period	Jan 5, 2009
	(as initially reported)	Adjustments	(as adjusted)
Cash	$10,146	$—	$10,146
Current assets	23,979	(796)	23,183
Current deferred tax asset	11,449	797	12,246
Property, plant and equipment	4,155	(2,835)	1,320
Goodwill	66,821	12,664	79,485
Other intangibles	72,516	(9,466)	63,050
Deferred tax asset	18,588	433	19,021
Current liabilities	(36,615)	(745)	(37,360)
Other non-current liabilities	(768)	—	(768)

Total consideration	$170,271	$52	$170,323

The current and long term deferred tax assets amounted to $12.2 million and $19.0 million, respectively.  These net assets are comprised of $41.8 million related to federal and state net operating loss carry forwards, $6.5 million of assets arising from the difference between the book and tax basis of tangible asset and liability accounts, net of $17.1 million of deferred tax liabilities related to the difference between the book and tax basis of identifiable intangible assets.   Federal and state net operating loss carry forwards are subject to carry forward limitations for income tax purposes.

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

During the first quarter, the company recorded a preliminary estimate of the intangible assets acquired in conjunction with the TurboChef acquisition.  The company also recorded intangible amortization expense related to those assets in its results of operations for the first quarter.   The final valuation of intangible assets acquired was completed during the second quarter.  Therefore, the company adjusted the intangible amortization expense in its second quarter results of operations on a year to date basis.  During the fourth quarter the company made a final assessment of its deferred tax assets and liabilities, including an assessment of the realizability of net operating losses subject IRS limitations.  This adjustment resulted in a reclassification of amounts between goodwill and deferred tax assets and liabilities. These adjustments did not have a material impact on the company’s results of operations.

Results of Operations

The following unaudited results of operations for the twelve months ended January 2, 2010, reflect the operations of TurboChef on a stand-alone basis (in thousands):

Jan 2, 2010

Net sales	$75,176
Income from operations	$12,823

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

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date (in thousands):

	Apr 26, 2009	Measurement Period	Apr 26, 2009
	(as initially reported)	Adjustments	(as adjusted)

Current assets	$2,595	$(12)	$2,583
Property, plant and equipment	152	—	152
Goodwill	11,544	(5,649)	5,895
Other intangibles	3,622	3,000	6,622
Current liabilities	(3,428)	165	(3,263)
Other non-current liabilities	(6,485)	2,496	(3,989)

Total cash paid	$8,000	$—	$8,000

Deferred cash payment	1,000	—	1,000
Contingent consideration	7,360	(2,660)	4,700

Net assets acquired and liabilities assumed	$16,360	$(2,660)	$13,700

The CookTek purchase agreement included an earnout provision providing for contingent payments due to the sellers to the extent certain financial targets are exceeded.  The earnout amounts are payable in the four consecutive years subsequent to the acquisition date if CookTek is to exceed certain sales targets for each of those years.  The earnout payment will amount to 10% of the sales in excess of the target for each of the respective years.  There is no cap on the potential earnout payment, however, the company’s estimated probable range of the contingent consideration is between $0 and $10 million.  The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $4.7 million.  This amount was determined based on an income approach.

The goodwill and $3.5 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350.  Other intangibles also includes less than $0.1 million allocated to backlog, $0.7 million allocated to developed technology and $2.4 million allocated to customer relationships which are to be amortized over periods of 3 months, 6 years and 5 years, respectively.  Goodwill and other intangibles of CookTek are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

During the second quarter ended July 4, 2009, the company recorded a preliminary estimate of the intangible assets acquired in conjunction with the CookTek acquisition.  The company also recorded intangible amortization expense related to those assets in its results of operations for the quarters ended July 4, 2009 and October 3, 2009.   The final valuation of intangible assets acquired was completed during the fourth quarter ended January 2, 2010.  Therefore, the company adjusted the intangible amortization expense in its fourth quarter results of operations on a year to date basis. This adjustment did not have a material impact on the company’s results of operations.

The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the company is waiting for additional information necessary to finalize those fair values.  Thus, the provisional measurements of fair value set forth above are subject to change.  Such changes are not expected to be significant. The company expects to finalize the valuation of intangible assets and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

Anets

On April 30, 2009, the company completed its acquisition of substantially all of the assets and operations of Anetsberger Brothers, Inc. (“Anets”),a leading manufacturer of griddles, fryers and dough rollers, for a purchase price of $3.4 million in cash. An additional deferred payment of $0.5 million is due to the seller upon the achievement of certain transition objectives.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date (in thousands):

	Apr 30, 2009	Measurement Period	Apr 30, 2009
	(as initially reported)	Adjustments	(as adjusted)

Current assets	$2,210	-	$2,210
Goodwill	3,320	5	3,325
Other intangibles	1,085	-	1,085
Current liabilities	(3,107)	(5)	(3,112)
Other non-current liabilities	(150)	-	$(150)

Total cash paid	$3,358	-	$3,358
Deferred cash payment	500	-	500

Net assets acquired and liabilities assumed	$3,858	$-	$3,858

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

Doyon

On December 14, 2009, the company completed its acquisition of Doyon Equipment, Inc., a leading Canadian manufacturer of baking ovens for the commercial foodservice industry, for a purchase price of approximately $5.8 million.   The purchase price is subject to adjustment based upon a working capital provision within the purchase agreement.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed(in thousands):

Dec 14, 2009

Current assets	$5,034
Property, Plant and Equipment	1,876
Goodwill	191
Intangibles	2,355
Current maturities of long-term debt	(285)
Current liabilities	(2,105)
Long-term debt	(1,081)
Other non-current liabilities	(166)

Total cash paid	$5,819

The goodwill and $1.5 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $0.6 million allocated to developed technology and $0.3 million allocated to customer relationships which are to be amortized over periods of 6 years and 5 years, respectively. Goodwill and other intangibles of Doyon are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

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

Pro forma financial information

In accordance with ASC 805 “Business Combinations”, the following unaudited pro forma results of operations for the years ended January 2, 2010 and January 3, 2009, assumes the 2009 acquisitions of TurboChef, CookTek, Anets and Doyon were completed on December 30, 2007.  The pro forma results include adjustments to reflect additional interest expense to fund the acquisition, amortization of intangibles associated with the acquisition, and the effects of adjustments made to the carrying value of certain assets.

	Jan 2, 2010	Jan 3, 2009

Net sales	$667,469	$772,136
Net earnings	64,604	44,399

Net earnings per share:
Basic	3.67	2.78
Diluted	3.49	2.61

The supplemental pro forma financial information presented above has been prepared for comparative purposes and is not necessarily indicative of either the results of operations that would have occurred had the acquisitions of these companies been effective on December 30, 2007 nor are they indicative of any future results.  Also, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate TurboChef, CookTek, Anets and Doyon.

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

The company's fiscal year ends on the Saturday nearest December 31.  Fiscal years 2009, 2008 and 2007 ended on January 2, 2010, January 3, 2009 and December 29, 2007, respectively, and included 52, 53, and 52 weeks, respectively.

(b)	Cash and Cash Equivalents

The company considers all short-term investments with original maturities of three months or less when acquired to be cash equivalents.  The company’s policy is to invest its excess cash in interest-bearing deposits with major banks that are subject to minimal credit and market risk.

(c)	Accounts Receivable

Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $6,596,000 and $6,598,000 at January 2, 2010 and January 3, 2009, respectively.

(d)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market.  Costs for inventories at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method.  These inventories under the LIFO method amounted to $15.6 million in 2009 and $22.5 million in 2008 and represented approximately 17% of the total inventory in each respective year. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method.  The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization.  Inventories at January 2, 2010 and January 3, 2009 are as follows:

	2009	2008
	(dollars in thousands)

Raw materials and parts	$51,071	$36,375
Work in process	13,629	21,075
Finished goods	26,731	34,668
	91,431	92,118
LIFO reserve	(791)	(567)
	$90,640	$91,551

(e)	Property, Plant and Equipment

Property, plant and equipment are carried at cost as follows:

	2009	2008
	(dollars in thousands)
Land	$6,866	$6,823
Building and improvements	37,660	34,392
Furniture and fixtures	10,045	9,217
Machinery and equipment	37,757	34,695
	92,328	85,127
Less accumulated depreciation	(44,988)	(40,370)
	$47,340	$44,757

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

Depreciation expense amounted to $6,287,000, $5,007,300 and $4,174,000 in fiscal 2009, 2008 and 2007, respectively.

Expenditures which significantly extend useful lives are capitalized.  Maintenance and repairs are charged to expense as incurred.  Asset impairments are recorded whenever events or changes in circumstances indicate that the recorded value of an asset is less than the sum of its expected future undiscounted cash flows.

(f)	Goodwill and Other Intangibles

In accordance with Accounting Standards Codification (“ASC”) 350 “Goodwill-Intangibles and Other”, the company’s long-lived assets (including goodwill and other indefinite lived intangibles) are reviewed for impairment annually at the end of the fiscal year and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of long-lived assets (including goodwill and other indefinite lived intangibles), the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors.   Estimates of future cash flows are judgments based on the company’s experience and knowledge of operations.  These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends.  If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges. Any such charge could have a material adverse effect on the company’s reported net earnings.

Goodwill is allocated to the business segments as follows (in thousands):

	Commercial	Food	International
	Foodservice	Processing	Distribution	Total

Balance as of December 29, 2007	$104,472	$30,328	$—	$134,800

Goodwill acquired during the year	131,490	1,198	—	132,688
Exchange effect	(825)	—	—	(825)

Balance as of January 3, 2009	$235,137	$31,526	$—	$266,663

Goodwill acquired during the year	91,076	—	—	91,076
Exchange effect	767	—	—	767

Balance as of January 2, 2010	$326,980	$31,526	$—	$358,506

The company has not had any goodwill impairments, therefore no accumulated impairment loss.

Intangible assets consist of the following (in thousands):

	January 2, 2010			January 3, 2009
	Estimated			Estimated
	Weighted Ave	Gross		Weighted Ave	Gross
	Remaining	Carrying	Accumulated	Remaining	Carrying	Accumulated
	Life	Amount	Amortization	Life	Amount	Amortization
Amortized intangible assets:
Customer lists	2.9	$40,319	$(13,240)	3.3	$33,553	$(7,079)
Backlog	0.1	2,158	(2,131)	—	1,659	(1,659)
Developed technology	2.7	14,847	(3,535)	3.4	4,630	(1,038)
		$57,324	$(18,906)		$39,842	$(9,776)
Unamortized intangible assets:
Trademarks and tradenames		$151,154			$95,435

The aggregate intangible amortization expense was $9.1 million, $6.9 million and $1.9 million in 2009, 2008 and 2007, respectively.  The estimated future amortization expense of intangible assets is as follows (in thousands):

2010	$ 9,256
2011	8,325
2012	7,692
2013	7,526
2014	4,966
Thereafter	653
$38,418

(g)	Accrued Expenses

Accrued expenses consist of the following at January 2, 2010 and January 3, 2009, respectively:
	2009	2008
	(dollars in thousands)

Accrued payroll and related expenses	$19,988	$23,294
Accrued warranty	14,265	12,595
Advanced customer deposits	14,066	4,448
Accrued customer rebates	12,980	13,960
Accrued product liability and workers compensation	9,877	8,577
Accrued professional services	4,931	5,283
Other accrued expenses	24,152	34,422

	$100,259	$102,579

(h)	Litigation Matters

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

(i)	Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss) as reported in the consolidated balance sheets:

	2009	2008
	(dollars in thousands)

Unrecognized pension benefit costs, net of tax	$(2,283)	$(2,540)
Unrealized loss on interest rate swap, net of tax	(1,528)	(3,184)
Currency translation adjustments	(1,058)	(2,538)

	$(4,869)	$(8,262)

(j)	Fair Value Measures

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

The company’s financial assets and liabilities that are measured at fair value are categorized using the fair value hierarchy at January 2, 2010 are as follows (in thousands):

	Fair Value	Fair Value	Fair Value
	Level 1	Level 2	Level 3	Total

Financial Assets:
Pension Plan	$5,614	$5,100	—	$10,714

Financial Liabilities:
Interest rate swaps	—	$2,966	—	$2,966
Contingent consideration	—	—	$4,134	$4,134

The contingent consideration relates to an earnout provision recorded in conjunction with the acquisition of CookTek.

ASC 825 “Financial Instruments” also permits entities to choose to measure many financial instruments and certain other items at fair value.  As the company did not elect the fair value option, the adoption of ASC 825 did not have a material impact on the company’s financial position, results of operations and cash flows for the fiscal year ended January 2, 2010.

As of January 2, 2010, certain fixed assets were measured at fair value on a nonrecurring basis as the result of a plant consolidation initiative.  The fixed assets were valued using measurements classified as Level 2.  The company recorded a non-cash impairment charge of $1.6 million in the third quarter of 2009 to write-down fixed assets to their fair value.

(k)	Foreign Currency

Foreign currency transactions are accounted for in accordance with ASC 830 “Foreign Currency Translation”.  The income statements of the company’s foreign operations are translated at the monthly average rates.  Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date.  These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity.  Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur.  These transactions amounted to a loss of $0.2 million in fiscal 2009, a loss of $1.9 million in fiscal 2008 and a gain of $1.2 million in fiscal 2007 and are included in other expense on the statements of earnings.

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

(m)	Shipping and Handling Costs

Shipping and handling costs are included in cost of products sold.

(n)	Warranty Costs

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

A rollforward of the warranty reserve is as follows:

	2009	2008
	(dollars in thousands)

Beginning balance	$12,595	$12,276
Warranty reserve related to acquisitions	2,674	1,442
Warranty expense	23,389	14,218
Warranty claims	(24,393)	(15,341)
Ending balance	$14,265	$12,595

(o)	Research and Development Costs

Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred.  These costs were $7,114,000, $6,638,000 and $5,835,000 in fiscal 2009, 2008 and 2007, respectively.

(p)	Non-Cash Share-Based Compensation

The company estimates the fair value of market based stock awards and stock options at the time of grant and recognizes compensation costs over the vesting period of the awards and options. Non-cash share-based compensation expense of $10.8 million, $11.4 million and $7.8 million was recognized for fiscal 2009, 2008 and 2007, respectively.  This included less than $0.1 million, $0.6 million and $0.6 million, for fiscal 2009, 2008 and 2007, respectively, associated with stock options and $10.8 million, $10.8 million and $7.2 million for fiscal 2009, 2008 and 2007, respectively, associated with stock grants.  The company issued stock grants with a fair value of $16.1 million in 2009, $11.4 million in 2008 and $23.9 million in 2007.

As of January 2, 2010, there was $23.8 million of total unrecognized compensation cost related to nonvested share-based stock grant compensation arrangements, which will be recognized over a weighted average life of 1.6 years. The unrecognized compensation cost includes $8.3 million resulting from the cancellation and reissuance of certain restricted share grants to certain key employees.

The fair value of restricted share grant awards for which vesting is subject to market conditions have been estimated using binomial option-pricing models, based on the average market price at the grant date and the weighted average assumptions specific to those option and share grant awards. Share grant awards not subject to market conditions for vesting are valued at the closing share price of the company as of the date of the grant. Expected volatility assumptions are based on historical volatility of the company’s stock. Expected life assumptions are based on the “simplified” method as described in SEC SAB No. 107, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. The company issued 335,614, 266,500 and 535,000 restricted share grant awards in 2009, 2008 and 2007, respectively. The weighted average assumptions utilized for restricted share grants during the periods presented are as follows:

	2009	2008	2007
Restricted share grant award assumptions (weighted average):
Volatility	N/A	37.8%	37.5%
Expected life (years)	N/A	4.0	3.3
Risk-free interest rate	N/A	2.9%	4.5%
Dividend yield	N/A	0.0%	0.0%

Fair value	$47.78	$42.87	$46.38

In 2009, all restricted share grants awarded were not subject to market conditions.

In December 2009, the company’s Board of Directors approved the cancellation of the unvested portion of certain previously awarded restricted share grants to the company’s key employees.  In December, 2009, the company’s Board of Directors also approved a new issuance of restricted share grants to certain of the company’s key employees.

(q)	Earnings Per Share

In accordance with ASC 260, “Earnings Per Share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding, warrants and other dilutive securities.

The company’s potentially dilutive securities consist of shares issuable on exercise of outstanding options and vesting of restricted stock grants computed using the treasury method and amounted to 969,000, 1,052,000 and 1,244,000 for fiscal 2009, 2008 and 2007, respectively.

(r)	Consolidated Statements of Cash Flows

Cash paid for interest was $10.6 million, $11.2 million and $6.0 million in fiscal 2009, 2008 and 2007, respectively.  Cash payments totaling $34.6 million, $35.0 million and $35.8 million were made for income taxes during fiscal 2009, 2008 and 2007, respectively.

(s)	New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued ASC 805, “Business Combinations”. This statement provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. This statement also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. This statement is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of ASC 805 was not permitted. The company adopted this statement on January 4, 2009, including the acquisition of TurboChef. Accordingly, the company has applied the principles of ASC 805 in valuing this acquisition. Middleby shares of common stock which were issued in conjunction with this transaction were valued using the share price at the time of closing to determine the value of the purchase price. Additionally, the company incurred approximately $4.6 million in transaction related expenses which were recorded as a deferred acquisition cost reported as an asset on the balance sheet on January 3, 2009. Upon adoption of the new standard guidance, the company recorded a charge to retained earnings of $4.6 million.

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

In December 2008, the FASB issued ASC 715-20 “Compensation-Retirement Benefits.” This statement requires disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. This statement requires the disclosure of the percentage of the fair value of total plan assets for each major category of plan assets, such as equity securities, debt securities, real estate and all other assets, with the fair value of each major asset category as of each annual reporting date for which a financial statement is presented. It also requires disclosure of the level within the fair value hierarchy in which each major category of plan assets falls, using the guidance in ASC 820, “Fair Value Measurements and Disclosures.” This statement is applicable to employers that are subject to the disclosure requirements and is generally effective for fiscal years ending after December 15, 2009. The adoption of ASC 715-20 “Compensation-Retirement Benefits” did not have a material impact on the company’s financial position, results of operations or cash flows.

(4)	FINANCING ARRANGEMENTS

The following is a summary of long-term debt at January 2, 2010 and January 3, 2009:

	2009	2008
	(dollars in thousands)

Senior secured revolving credit line	$265,900	$226,350
Foreign loans	9,741	8,350

Total debt	$275,641	$234,700

Less current maturities of long-term debt	7,517	6,377

Long-term debt	$268,124	$228,323

Terms of the company’s senior credit agreement provide for $497.8 million of availability under a revolving credit line.  As of January 2, 2010, the company had $265.9 million of borrowings outstanding under this facility.  The company also has $7.8 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line.  Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $214.4 million at January 2, 2010.

At January 2, 2010, borrowings under the senior secured credit facility were assessed at an interest rate at 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate.  At January 2, 2010, the average interest rate on the senior debt amounted to 1.56%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis.  Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line.  This variable commitment fee amounted to 0.20% as of January 2, 2010.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On January 2, 2010, these facilities amounted to $3.2 million in U.S. dollars, including $1.2 million outstanding under a revolving credit facility and $2.0 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 4.15% on January 2, 2010. The term loan matures in 2013 and the interest rate is assessed at 5.46%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l. in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On January 3, 2009, these facilities amounted to $5.1 million in U.S. dollars.   The interest rate on the credit facilities is tied to six-month Euro LIBOR. The facilities mature in April of 2015.  At January 2, 2010, the average interest rate on these facilities was approximately 4.0%.

In December 2009, the company completed its acquisition of Doyon in Canada. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Canadian Dollars. On January 2, 2010 these facilities amounted to $1.4 million in U.S. dollars. The borrowings under these facilities are collateralized by the assets of the company. The interest rate on these credit facilities is assessed at 0.75% above the prime rate. At January 2, 2010, the average interest rate on these facilities was approximately 3.5%. These facilities mature in 2010.

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

The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations.  The upfront cash payment is the amount that a market participant would be able to lend at January 2, 2010 to achieve sufficient cash inflows to cover the cash outflows under the company’s senior revolving credit facility assuming the facility was outstanding in its entirety until maturity.  Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s senior revolving credit facility in December 2012.  Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods.  The fair value of the company’s senior debt obligations as estimated by the company based upon its assumptions is approximately $267.6 million at January 2, 2010, as compared to the carrying value of $275.6 million.

The carrying value and estimated aggregate fair value, based primarily on market prices, of debt is as follows (dollars in thousands):

	January 2, 2010		January 3, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$275,641	$267,632	$234,700	$225,697

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and integration expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt.  The agreements swap one-month LIBOR for fixed rates.   As of January 2, 2010 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

15,000,000	1.220%	11/23/09	11/23/11
20,000,000	1.800%	11/23/09	11/23/12
25,000,000	3.670%	09/26/08	09/23/11
10,000,000	2.920%	02/01/08	02/01/10
10,000,000	3.460%	09/08/08	09/06/11
15,000,000	3.130%	09/08/08	09/06/10
10,000,000	3.032%	02/06/08	02/06/11
10,000,000	2.785%	02/06/08	02/06/10
10,000,000	3.590%	06/10/08	06/10/11
20,000,000	3.350%	06/10/08	06/10/10
25,000,000	3.350%	01/14/08	01/14/10

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness of 3.5 debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and fixed charge coverage of 1.25 EBITDA to fixed charges.  The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors.  The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company.  At January 2, 2010, the company was in compliance with all covenants pursuant to its borrowing agreements.

The aggregate amount of debt payable during each of the next five years is as follows:

(dollars in thousands)
2010	$7,517
2011	355
2012	266,205
2013	290
2014	219
2015 and thereafter	1,055

$275,641

(5)	COMMON AND PREFERRED STOCK

(a)	Shares Authorized and Issued

At January 2, 2010 and January 3, 2009 the company had 47,500,000, shares of common stock and 2,000,000 shares of Non-voting Preferred Stock authorized.  At January 2, 2010, there were 18,552,737 shares of common stock outstanding.

(b)	Treasury Stock

In July 1998, the company's Board of Directors adopted a stock repurchase program and during 1998 authorized the purchase of up to 1,800,000 common shares in open market purchases.  As of January 2, 2010, 1,172,668 shares had been purchased under the 1998 stock repurchase program and 627,332 remain authorized for repurchase.

At January 2, 2010, the company had a total of 4,069,913 shares in treasury amounting to $102.0 million.

(c)	Share-Based Awards

The company maintains a 1998 Stock Incentive Plan (the "1998 Plan"), as amended on December 15, 2003, under which the company's Board of Directors issued stock options and made restricted share grants to key employees. Effective February 15, 2008 and in accordance with plan parameters, the company is no longer permitted to make grants under the 1998 Plan. Accordingly, no shares are available for issuance under the 1998 Plan.  Stock options issued under the plan provide key employees with rights to purchase shares of common stock at specified exercise prices. Options may be exercised upon certain vesting requirements being met, but expire to the extent unexercised within a maximum of ten years from the date of grant. Restricted share grants issued to employees are transferable upon certain vesting requirements being met.

The company also maintains a 2007 Stock Incentive Plan (the "2007 Plan"), as amended on May 7, 2009, under which the company's Board of Directors issues stock options and restricted share grants to key employees. A maximum amount of 900,000 shares can be issued under the 2007 Plan. Stock options issued under the plan provide key employees with rights to purchase shares of common stock at specified exercise prices. Options may be exercised upon certain vesting requirements being met, but expire to the extent unexercised within a maximum of ten years from the date of grant. Restricted share grants issued to employees are transferable upon certain vesting requirements being met.

In December 2009, the company’s Board of Directors approved the cancellation of 335,614 previously awarded and unvested restricted share grants to the company’s key employees.  On the same day, the company’s Board of Directors also approved a new issuance of 335,614 restricted share grants to certain of the company’s key employees.

As of January 2, 2010, a total of 3,363,506 share based awards have been issued under the 1998 Plan.  This includes 928,186 restricted share grants, of which 174,729 remain unvested and 123,514 have been cancelled.  This also includes 2,435,320 stock options, of which 1,680,932 have been exercised and 759,388 remain outstanding.

As of January 2, 2010, a total of 729,477 share based awards have been issued under the 2007 Plan.  This includes 721,614 restricted share grants, of which 504,514 remain outstanding and unvested.

The company issues share-based awards from shares that have been authorized as new share issuances. The company does not anticipate it will be required to repurchase any additional shares of common stock in 2010 to satisfy obligations under its share-based award programs.

A summary of stock option activity under the 1998 Stock Incentive Plan is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value

Outstanding at January 3, 2009:	788,388	$10.04	4.52	$14.640
Granted	—	—
Exercised	(29,000)	$13.23	3.80	$14.092
Forfeited	—	—
Outstanding at January 2, 2010:	759,388	$9.92	3.54	$29.690

Exercisable at January 2, 2010:	759,388	$9.92	3.54	$29.690

Vested or expected to vest At January 2, 2010	759,388	$9.92	3.54	$29.690

A summary of stock option activity under the 2007 Stock Incentive Plan is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value

Outstanding at January 3, 2009:	—	$—
Granted	7,863	$70.24
Exercised	(300)	$14.56
Forfeited	(3,821)	$115.25
Outstanding at January 2, 2010:	3,742	$28.75	2.41	$76.00

Exercisable at January 2, 2010:	3,742	$28.75	2.41	$76.00

Vested or expected to vest At January 2, 2010	3,742	$28.75	2.41	$76.00

A summary of the company’s nonvested restricted share grant activity under the 1998 and 2007 Stock Incentive Plans and related information for fiscal years ended December 29, 2007, January 3, 2009 and January 2, 2010 is as follows:

		Weighted Average
		Grant-Date
	Shares	Fair Value

Nonvested Shares

Nonvested shares at December 29, 2007	904,000	$30.15

Granted	266,500	$56.91
Vested	(336,457)	50.85
Forfeited	(4,800)	$84.09

Nonvested shares at January 3, 2009	829,243	$72.33

Granted	335,614	$47.78
Vested	(140,000)	$26.42
Forfeited	(10,000)	$58.13
Cancelled	(335,614)	$60.88

Nonvested shares at January 2, 2010	679,243	$53.61

Additional information related to the share based compensation is as follows:

	2009	2008	2007
	(dollars in thousands)

Intrinsic value of options exercised	$1,091	$985	$28,595
Cash received from exercise	391	270	4,548
Tax benefit from option exercises	335	166	10,340

(7)	INCOME TAXES

Earnings before taxes is summarized as follows:

	2009	2008	2007
	(dollars in thousands)
Domestic	$96,788	$97,307	$81,371
Foreign	2,938	6,915	6,608
Total	$99,726	$104,222	$87,979

The provision for income taxes is summarized as follows:

	2009	2008	2007
	(dollars in thousands)

Federal	$31,359	$31,936	$27,452
State and local	6,100	5,719	5,758
Foreign	1,111	2,666	2,155
Total	$38,570	$40,321	$35,365

Current	$27,447	$41,863	$30,783
Deferred	11,123	(1,542)	4,582
Total	$38,570	$40,321	$35,365

Reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate are as follows:

	2009	2008	2007
U.S. federal statutory tax rate	35.0%	35.0%	35.0%

Permanent book vs. tax differences	(2.3)	(2.4)	(1.1)
State taxes, net of federal benefit	4.0	3.4	4.3
U.S. taxes on foreign earnings and foreign tax rate differentials	(0.7)	1.3	0.9
Reserve adjustments and other	2.7	1.4	1.1
Consolidated effective tax	38.7%	38.7%	40.2%

         At January 2, 2010 and January 3, 2009, the company had recorded the following deferred tax assets and liabilities, which were comprised of the following:

	2009	2008
	(dollars in thousands)

Deferred tax assets:

Federal NOL carryforwards	$34,512	—
Compensation related	6,633	$4,123
Accrued retirement benefits	4,114	3,900
Warranty reserves	4,068	3,744
Product liability and workers comp reserves	2,455	3,061
Receivable related reserves	1,984	2,610
Interest rate swap	1,019	2,123
Inventory reserves	4,359	1,882
UNICAP	1,562	1,383
Accrued plant closure	1,821	895
State NOL carryforward	295	—
Foreign NOL carryforwards	429	363
Other	6,525	5,210
Gross deferred tax assets	69,776	29,294
Valuation allowance	(429)	(363)
Deferred tax assets	$69,347	$28,931

Deferred tax liabilities:
Intangible assets	$(56,718)	$(39,693)
Foreign tax earnings repatriation	(2,053)	(3,012)
Depreciation	(462)	(539)
LIFO reserves	(357)	(448)
Other	(605)	(539)

Deferred tax liabilities	$(60,195)	$(44,231)

Net deferred tax assets (liabilities)	$9,152	$(15,300)

Current deferred asset (liability)	$23,339	$18,387
Long-term deferred asset (liability)	(14,187)	(33,687)
Net deferred tax assets (liabilities)	$9,152	$(15,300)

The company recorded $53.8 million of deferred tax assets and $22.6 million of deferred tax liabilities in conjunction with the acquisition of TurboChef Technologies, Inc. during fiscal 2009. This net deferred tax asset was reflected in the opening balance sheet and in the determination of goodwill.

The company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. That excess totaled $4.1 million as of January 2, 2010. The determination of the additional deferred taxes that have not been provided is not practicable.

As of January 2, 2010, the company has federal and state income tax net operating loss carryforwards of approximately $99 million which are subject to annual utilization limitations pursuant to Internal Revenue Code Section 382. If not utilized, the federal and state net operating loss carryforwards will expire between various dates beginning 2019 through 2028. The company also has foreign net operating loss carryforwards of $0.4 million as of January 2, 2010 which are subject to varying expiration dates.

Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The valuation allowances recorded at January 2, 2010 relate to net operating loss carryforwards at certain foreign operations of the company.

Although the company believes its tax returns are correct, the final determination of tax examinations may be different than what was reported on the tax returns. In the opinion of management, adequate tax provisions have been made for the years subject to examination.

On December 31, 2006, the company adopted the provisions of ASC 740 “Income Taxes”. This interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information.

As of the adoption date, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $5.7 million plus approximately $0.5 million of accrued interest and $0.8 million of penalties. As of January 2, 2010, the corresponding balance of liability for unrecognized tax benefits was approximately $20.3 million (of which $12.9 million would impact the effective tax rate if recognized) plus approximately $2.0 million of accrued interest and $2.2 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense, which is consistent with reporting in prior periods. The interest and penalties reported within the 2009 income statement are approximately $0.7 million of interest and $0.5 million of penalties.

The following table summarizes the activity related to the unrecognized tax benefits for the fiscal years ended December 29, 2007, January 3, 2009 and January 2, 2010 (dollars in thousands):

Balance at December 30, 2006	$5,732

Increase to current year tax positions	3,235
Expiration of the statute of limitations for
The assessment of taxes	(1,301)

Balance at December 29, 2007	$7,666

Increases to current year tax positions	4,156
Increase to prior tear tax positions	835
Expiration of the statue of limitations for the
assessment of taxes	(2,285)

Balance at January 3, 2009	$10,372

Increases to current year tax positions	3,316
Increase to prior year tax positions	7,474
Decrease to prior year tax positions	(911)

Balance at January 2, 2010	$20,251

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

It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit.  The company believes that it is reasonably possible that approximately $0.8 million of our currently remaining unrecognized tax benefits, each of which are individually insignificant, may be recognized by the end of 2010 as a result of settlements with taxing authorities or lapses of statute of limitations.

A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States – federal	2007 – 2009
United States – states	2002 – 2009
China	2002 – 2009
Denmark	2006 – 2009
Mexico	2005 – 2009
Philippines	2006 – 2009
South Korea	2005 – 2009
Spain	2007 – 2009
Taiwan	2007 – 2009
United Kingdom	2007 – 2009
Italy	2008 – 2009

(8)	FINANCIAL INSTRUMENTS

ASC 815 “Derivatives and Hedging” requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value.  Derivatives that do not qualify as a hedge must be adjusted to fair value in earnings.  If the derivative does qualify as a hedge under ASC 815, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments or recognized in other accumulated other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a hedge's change in fair value will be immediately recognized in earnings.

(a)	Foreign Exchange

The company periodically enters into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates.  The fair value of these forward contracts was less than $0.1 million at the end of the year.

(b)	Interest Rate

 The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income.  As of January 2, 2010, the fair value of these instruments was a loss of $3.0 million.  The change in fair value of these swap agreements in 2009 was a gain of $ 1.5 million, net of taxes.

A summary of the company’s interest rate swaps is as follows:

		Twelve Months Ended
	Location	Jan 2, 2010	Jan 3, 2009
		(amounts in thousands)

Fair value	Other liabilities	$(2,966)	$(5,727)

Amount of gain/(loss) recognized in other comprehensive income	Other comprehensive income	$(2,332)	$(5,671)

Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(5,093)	$(478)

Gain/(loss) recognized in income (ineffective portion)	Other expense	$—	$(180)

Interest rate swaps are subject to default risk to the extent the counterparty is unable to satisfy its settlement obligations under the interest rate swap agreements.  The company reviews the credit profile of the financial institutions that are counterparties to such swap agreements and assesses their creditworthiness prior to entering into the interest rate swap agreements and throughout the term.  The interest rate swap agreements typically contain provisions that allow the counterparty to require early settlement in the event that the company becomes insolvent or is unable to maintain compliance with its covenants under its existing debt agreement.

(9)	LEASE COMMITMENTS

The company leases warehouse space, office facilities and equipment under operating leases, which expire in fiscal 2010 and thereafter.  The company also has lease obligations for manufacturing facilities that was exited in conjunction with manufacturing consolidation efforts in 2001 and 2009.  Future payment obligations under these leases are as follows:

		Idle
	Operating	Facility	Total Lease
	Leases	Leases	Commitments
	(dollars in thousands)
2010	$4,068	$746	$4,814
2011	3,886	753	4,639
2012	2,903	588	3,491
2013	1,525	382	1,907
2014	951	386	1,337
2015 and thereafter	266	244	510

	$13,599	$3,099	$16,698

Rental expense pertaining to the operating leases was $5.6 million, $4.2 million, and $1.7 million in fiscal 2009, 2008, and 2007, respectively.

The idle lease obligations relate to a manufacturing facility in Quakertown, Pennsylvania and Verdi, Nevada that were exited in 2001 and 2009, respectively.  Obligations under these leases extend through June 2015 and June 2012, respectively. The company has established reserves of $2.8 million to cover the costs of obligations under these leases, net of anticipated sublease income.  Management believes the remaining reserve balance is adequate to cover costs associated with the lease obligation.  However, the forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate.  If the company's estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

(10)	SEGMENT INFORMATION

The company operates in three reportable operating segments defined by management reporting structure and operating activities.

The Commercial Foodservice Equipment Group manufactures cooking equipment for restaurants and institutional kitchens.  This business division has manufacturing facilities in California, Illinois, Michigan, New Hampshire, North Carolina, Tennessee, Texas, Vermont, Canada, China, Denmark, Italy and the Philippines.  Principal product lines of this group include conveyor ovens, ranges, steamers, convection ovens, combi-ovens, broilers and steam cooking equipment, induction cooking systems, baking and proofing ovens, griddles, charbroilers, catering equipment, fryers, toasters, hot food servers, foodwarming equipment, griddles and coffee and beverage dispensing equipment.  These products are sold and marketed under the brand names: Anets, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, CTX, Carter-Hoffmann, CookTek, Doyon, Frifri, Giga, Holman, Houno, Jade, Lang, MagiKitch’n, Middleby Marshall, Nu-Vu, Pitco, Southbend, Star, Toastmaster, TurboChef and Wells.

The Food Processing Equipment Group manufactures preparation, cooking, packaging and food safety equipment for the food processing industry.  This business division has manufacturing operations in Wisconsin.  Its principal products include batch ovens, belt ovens and conveyorized cooking systems sold under the Alkar brand name, packaging and food safety equipment sold under the RapidPak brand name and breading, battering, mixing, slicing and forming equipment sold under the MP Equipment brand name.

The International Distribution Division provides product sales, distribution, export management, integrated design, and installation services through its operations in Australia, Belgium, China, France, Germany, India, Italy, Lebanon, Mexico, the Philippines, Russia, Saudi Arabia, Singapore, South Korea, Spain, Sweden, Taiwan, United Arab Emirates and the United Kingdom.  The division sells the company’s product lines and certain non-competing complementary product lines throughout the world.  For a local country distributor or dealer, the company is able to provide a centralized source of foodservice equipment with complete export management and product support services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The chief decision maker evaluates individual segment performance based on operating income.  Management believes that intersegment sales are made at established arms length transfer prices.

The following table summarizes the results of operations for the company’s business segments1 (dollars in thousands):

	Commercial	Food	International	Corporate
	Foodservice	Processing	Distribution	and Other(2)	Eliminations(3)	Total
2009
Net sales	$558,677	$65,925	$52,772	$—	$(30,745)	$646,629
Operating income	126,480	12,193	3,069	(31,309)	1,008	111,441
Depreciation and amortization expense	13,958	1,350	176	403	—	15,888
Net capital expenditures	5,055	20	194	461	—	5,730
Total assets	674,535	69,137	24,989	53,183	(5,498)	816,346
Long-lived assets	526,802	43,518	448	28,552	—	599,320

2008
Net sales	$547,351	$78,510	$62, 427	$—	$(36,400)	$651,888
Operating income	134,462	13,540	4,833	(34,722)	1,505	119,618
Depreciation and amortization expense	10,441	1,650	196	(397)	—	11,890
Net capital expenditures	3,733	389	154	61	—	4,337
Total assets	525,476	66,183	24,857	44,960	(6,978)	654,498
Long-lived assets	371,314	43,459	518	29,510	—	444,801

2007
Net sales	$403,735	$70,467	$62,476	$—	$(36,206)	$500,472
Operating income	95,822	15,324	4,645	(23,853)	995	92,933
Depreciation and amortization expense	4,572	1,260	156	128	—	6,116
Net capital expenditures	2,906	92	234	79	—	3,311
Total assets	279,751	79,928	29,914	32,567	(8,513)	413,647
Long-lived assets	168,422	46,405	660	11,747	—	227,234

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

Long-lived assets by major geographic region are as follows:

	2009	2008	2007
	(dollars in thousands)

United States and Canada	$571,688	$423,379	$223,292

Asia	1,878	2,061	1,929
Europe and Middle East	25,546	19,133	2,013
Latin America	208	228	—
Total international	27,632	21,422	3,942

	$599,320	$444,801	$227,234

Net sales by each major geographic region are as follows:

	2009	2008	2007
	(dollars in thousands)

United States and Canada	$530,644	$529,637	$399,151

Asia	28,936	34,516	30,561
Europe and Middle East	69,773	69,046	53,646
Latin America	17,276	18,689	17,114
Total international	115,985	122,251	101,321

	$646,629	$651,888	$500,472

(11)	EMPLOYEE RETIREMENT PLANS

(a)	Pension Plans

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

A summary of the plans’ net periodic pension cost, benefit obligations, funded status, and net balance sheet position is as follows:

	(dollars in thousands)
	2009	2009	2009	2008	2008	2008
	Smithville	Elgin	Director	Smithville	Elgin	Director
	Plan	Plan	Plans	Plan	Plan	Plans
Net Periodic Pension Cost:
Service cost	$—	$—	$1,029	$—	$—	$993
Interest cost	620	239	357	582	267	288
Expected return on assets	(483)	(168)	—	(602)	(230)	—
Amortization of net (gain) loss	155	150	—	—	119	—
Pension settlement	—	—	(120)	—	—	—
	$292	$221	$1,266	$(20)	$156	$1,281

Change in Benefit Obligation:
Benefit obligation – beginning of year	$10,212	$4,288	$5,087	$10,215	$4,627	$3,975
Service cost	—	—	1,029	—	—	993
Interest on benefit obligations	620	239	357	582	267	288
Actuarial (gains) losses	228	(158)	—	(391)	(305)	(169)
Pension settlement	—	—	(120)	—	—	—
Net benefit payments	(239)	(273)	(200)	(194)	(301)	—
Benefit obligation – end of year	$10,821	$4,096	$6,153	$10,212	$4,288	$5,087

Change in Plan Assets:
Plan assets at fair value – beginning of year	$6,850	$3,211	$—	$8,502	$4,013	$—
Company contributions	250	—	200	700	—	—
Investment (loss) gain	665	251	—	(2,158)	(502)	—
Benefit payments and plan expenses	(239)	(273)	(200)	(194)	(301)	—
Plan assets at fair value – end of year	$7,526	$3,189	$—	$6,850	$3,210	$—

Funded Status:
Unfunded benefit obligation	$(3,295)	$(907)	$(6,153)	$(3,362)	$(1,078)	$(5,087)

Amounts recognized in balance sheet at year end:
Other Noncurrent liabilities	$(3,295)	$(907)	$(6,153)	$(3,362)	$(1,078)	$(5,087)

Pre-tax components in accumulated other comprehensive income:
Net actuarial loss	$2,260	$1,471	$—	$2,370	$1,863	$—
Net prior service cost			—	—	—	—
Net transaction (asset) obligations			—	—	—	—
Total amount recognized	$2,260	$1,471	$—	$2,370	$1,863	$—

Accumulated Benefit Obligation	$10,821	$4,096	$4,065	$10,212	$4,288	$3,417

Salary growth rate	n/a	n/a	10.0%	n/a	n/a	10.0%
Assumed discount rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%
Expected return on assets	7.0%	5.5%	n/a	7.0%	5.5%	n/a

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

The assets of the plans were invested in the following classes of securities (none of which were securities of the company):

Elgin Plan

	Target Allocation	Percentage of Plan Assets
		2009	2008

Equity	48%	24%	21%
Fixed income	40	48	1
Money market	5	23	78
Other (RE + Commodities)	7	5	—
		100%	100%

Smithville Plan

	Target Allocation	Percentage of Plan Assets
		2009	2008

Equity	48%	36%	50%
Fixed income	40	1	46
Money market	5	58	—
Other (RE + Commodities)	7	5	4
		100%	100%

In accordance with ASC 820 “Fair Value Measurements and Disclosures”.  the company has measured its defined benefit pension plans at fair value.  The following tables summarize the basis used to measure the pension plans’ assets at fair value as of January 2, 2010 (in thousands):

Elgin Plan

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Short term investment fund (a)	$747	$—	$747	$—
Equity Securities:
Large Cap	401	401	—	—
Mid Cap	77	77	—	—
Small Cap	76	75	—	—
International	215	215	—	—
Fixed Income:
Government	151	151	—	—
Corp	1,177	1,177	—	—
High Yield	159	159	—	—
Alternative:
Global Real Estate	78	78	—	—
Commodities	108	108	—	—
Total	$3,189	$2,441	$747	$—

(a)	Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

Smithville Plan

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Short term investment fund (a)	$4,353	$—	$4,353	$—
Equity Securities:
Large Cap	1,484	1,484	—	—
Mid Cap	226	226	—	—
Small Cap	270	270	—	—
International	708	708	—	—
Fixed Income	104	104	—	—
Alternative:
Global Real Estate	166	166	—	—
Commodities	215	215	—	—
Total	$7,526	$3,173	$4,353	$—

(a)	Represents common and collective fund investments.

The fair value of the Level 1 assets is based on observable, quoted market prices of the identical underlying security in an active market. The fair value of the Level 2 assets is primarily based on market observable inputs to quoted market prices, benchmark yields and broker/dealer quotes. Level 3 inputs, as applicable, represent unobservable inputs that reflect assumptions developed by management to measure assets at fair value.

The expected return on assets is developed in consideration of the anticipated duration of investment period for assets held by the plan, the allocation of assets in the plan, and the historical returns for plan assets.

Estimated future benefit payments under the plans are as follows (dollars in thousands):

	Smithville Plan	Elgin Plan	Director Plans
2010	$330	$297	$—
2011	350	298	—
2012	410	304	91
2013	440	290	136
2014	480	282	964
2015 thru 2019	3,130	1,481	4,807

Contributions to the directors' plan are based upon actual retirement benefits for directors as they retire.  Contributions under the Smithville and Elgin plans are funded in accordance with provisions of The Employee Retirement Income Security Act of 1974.  Expected contributions to the Smithville plan to be made in 2010 are $0.3 million.  There are no expected contributions to the Elgin plan to be made in 2010.

(b)	401K Savings Plans

As of January 2, 2010 the company maintained two separate defined contribution 401K savings plans covering all employees in the United States.  These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States.

In conjunction with the freeze on future benefits under the defined benefit plan for union employees at the Elgin, Illinois facility, the company established a 401K savings plan for this group of employees.  The company makes contributions to this plan in accordance with its agreement with the union.  These contributions amounted to $35,000 for 2009, $48,000 for 2008 and $61,000 for 2007.  There were no other profit sharing contributions to the 401K savings plans for 2009, 2008 and 2007.

(12)	QUARTERLY DATA (UNAUDITED)

	1st	2nd	3rd	4th	Total Year
	(dollars in thousands, except per share data)
2009
Net sales	$181,546	$158,601	$153,989	$152,493	$646,629
Gross profit	68,770	61,340	62,037	58,481	250,628
Income from operations	28,091	26,945	28,074	28,331	111,441
Net earnings	$14,067	$13,714	$15,501	$17,874	$61,156

Basic earnings per share (1)(2)	$0.80	$0.78	$0.88	$1.01	$3.47
Diluted earnings per share (1)(2)	$0.77	$0.74	$0.83	$0.95	$3.29

2008
Net sales	$160,883	$173,513	$166,472	$151,020	$651,888
Gross profit	58,902	67,008	64,737	57,495	248,142
Income from operations	26,016	32,492	30,953	30,158	119,619
Net earnings	$13,181	$17,117	$16,290	$17,313	$63,901

Basic earnings per share (1)(2)	$0.82	$1.07	$1.02	$1.08	$4.00

Diluted earnings per share (1)(2)	$0.77	$0.99	$0.96	$1.04	$3.75

(1)	Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

(2)	Earnings per share have been adjusted to reflect the company’s stock split on June 15, 2007.

(13)	Restructuring

During the first quarter of 2009, the company made the decision and took action to close one of its manufacturing facilities and transfer production to another of the company’s manufacturing facilities.  This initiative was substantially completed by the end of 2009.  The company recorded expense included within general and administrative expenses in the consolidated statement of earnings for 2009 for severance obligations and facility closure and lease obligations associated with this initiative. These costs are summarized as follows (in thousands):

Severance obligations	$3,137
Facility closure and lease obligations	2,797
Payments	(1,964)
Balance January 2, 2010	$3,970

The company anticipates that all severance obligations will be satisfied by the end of the second quarter of 2010.  The lease obligation extends through June 2012.  As of January 2, 2010, the company believes the remaining lease reserve balance is adequate to cover the remaining costs identified.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FISCAL YEARS ENDED JANUARY 2, 2010, JANUARY 3, 2009
AND DECEMBER 29, 2007

		Additions/
	Balance	(Recoveries)	Write-Offs		Balance
	Beginning	Charged	During the		At End
	Of Period	to Expense	the Period	Acquisition	Of Period

Allowance for doubtful accounts; deducted from accounts receivable on the balance sheets-

2009	$6,598,000	$(556,000)	$(562,000)	$1,116,000	$6,596,000

2008	$5,818,000	$1,790,000	$(1,561,000)	$551,000	$6,598,000

2007	$5,101,000	$1,092,000	$(2,433,000)	$2,058,000	$5,818,000

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.     Controls and Procedures

Disclosure Controls  and Procedures

The company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report that are designed to ensure that information required to be disclosed in the company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

As of January 2, 2010, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

Changes in Internal Control Over Financial Reporting

During the quarter ended January 2, 2010, there have been no changes in the company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting a defined in Rules 13a-15(f) and 15d -15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our assessment of the internal control structure excluded TurboChef Technologies Inc., CookTek Induction Systems LLC, Anetsberger LLC, and Doyon Equipment Inc., which were acquired on January 5, 2009, April 27, 2009, April 30, 2009, and December 14, 2009, respectively.  These acquisitions constitute 24.6% and 25.9% of total and net assets, respectively, 13.2% of net sales, and 15.9% of net income of the consolidated financial statements of the Company as of and for the year ended January 2, 2010.  These acquisitions are included in the consolidated financial statements of the company as of and for the year ended January 2, 2010.  Under guidelines established by the Securities Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 2, 2010.

The Middleby Corporation
March 3, 2010

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

10.16 *
Form of Restricted Stock Agreement for The Middleby Corporation 2007 Stock Incentive Plan, incorporated by reference to the company’s Form 8-K, Exhibit 10.1, dated December 29, 2009, filed on January 5, 2010.

10.17*
The Middleby Corporation Executive Officer Incentive Plan, as Amended and Restated, incorporated by reference to Appendix B of the company’s definitive proxy statement filed with the Securities and Exchange Commission on March 28, 2008.

10.18*	The Middleby Corporation 2007 Stock Incentive Plan, as amended, incorporated by reference to the company’s Form 8-K, Exhibit 10.1, dated May 7, 2009, filed May 13, 2009.

21	List of subsidiaries;

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Designates management contract or compensation plan.

(c)           See the financial statement schedule included under Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3td day of March 2010.

THE MIDDLEBY CORPORATION

BY:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 3, 2010.

Signatures	Title

PRINCIPAL EXECUTIVE OFFICER

/s/ Selim A. Bassoul	Chairman of the Board, President,
Selim A. Bassoul	Chief Executive Officer and Director

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER

/s/ Timothy J. FitzGerald	Vice President, Chief Financial
Timothy J. FitzGerald	Officer

DIRECTORS

/s/ Robert Lamb	Director
Robert Lamb

/s/ John R. Miller, III	Director
John R. Miller, III

/s/ Gordon O'Brien	Director
Gordon O'Brien

/s/ Philip G. Putnam	Director
Philip G. Putnam

/s/ Sabin C. Streeter	Director
Sabin C. Streeter

/s/ Ryan J. Levenson	Director
Ryan J. Levenson