Form 10-Q
period 2010-04-03
MIDDLEBY CORP
filed 2010-05-13
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 3, 2010

or
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

As of May 7, 2010, there were 18,562,737 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED APRIL 3, 2010

INDEX

DESCRIPTION		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	CONDENSED CONSOLIDATED BALANCE SHEETS	1
	April 3, 2010 and January 2, 2010

	CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS	2
	April 3, 2010 and April 4, 2009

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	3
	April 3, 2010 and April 4, 2009

	NOTES TO CONDENSED CONSOLIDATED
	FINANCIAL STATEMENTS	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	34

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands, Except Share Data)
(Unaudited)

	April 3, 2010	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$8,295	$8,363
Accounts receivable, net of reserve for doubtful accounts of $6,614 and $6,596	83,735	78,897
Inventories, net	89,328	90,640
Prepaid expenses and other	8,672	9,914
Prepaid taxes	—	5,873
Current deferred taxes	23,609	23,339
Total current assets	213,639	217,026
Property, plant and equipment, net of accumulated depreciation of $46,379 and $44,988	47,371	47,340
Goodwill	358,035	358,506
Other intangibles	187,073	189,572
Other assets	4,542	3,902
Total assets	$810,660	$816,346

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$7,015	$7,517
Accounts payable	39,041	38,580
Accrued expenses	82,871	100,259
Total current liabilities	128,927	146,356
Long-term debt	263,961	268,124
Long-term deferred tax liability	14,375	14,187
Other non-current liabilities	44,124	45,024
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 47,500,000 shares authorized; 22,632,650 and 22,622,650 shares issued in 2010 and 2009, respectively	136	136
Paid-in capital	165,503	162,001
Treasury stock at cost; 4,069,913 shares in 2010 and 2009	(102,000)	(102,000)
Retained earnings	301,149	287,387
Accumulated other comprehensive income	(5,515)	(4,869)
Total stockholders' equity	359,273	342,655
Total liabilities and stockholders' equity	$810,660	$816,346

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	Apr 3, 2010	April 4, 2009

Net sales	$160,683	$181,546
Cost of sales	97,210	112,776
Gross profit	63,473	68,770
Selling expenses	17,625	16,306
General and administrative expenses	19,413	24,373
Income from operations	26,435	28,091
Net interest expense and deferred financing amortization	2,475	3,146
Other expense, net	344	284
Earnings before income taxes	23,616	24,661
Provision for income taxes	9,854	10,594
Net earnings	$13,762	$14,067

Net earnings per share:
Basic	$0.78	$0.80
Diluted	$0.74	$0.77

Weighted average number of shares
Basic	17,754	17,584
Dilutive stock options[1]	962	586
Diluted	18,716	18,170

[1]	There were no anti-dilutive stock options excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	Apr 3, 2010	Apr 4, 2009

Cash flows from operating activities-
Net earnings	$13,762	$14,067

Adjustments to reconcile net earnings to cash
provided by operating activities:
Depreciation and amortization	3,916	5,205
Deferred taxes	(83)	(269)
Non-cash share-based compensation	3,234	2,725
Unrealized (gain) loss on derivative financial instruments	(7)	48
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(5,588)	(8,668)
Inventories, net	552	5,562
Prepaid expenses and other assets	6,435	542
Accounts payable	741	5,559
Accrued expenses and other liabilities	(16,156)	(14,880)

Net cash provided by operating activities	6,806	9,891

Cash flows from investing activities-
Net additions to property and equipment	(1,401)	(1,870)
Acquisition of Giga	(1,621)	—
Acquisition of TurboChef, net of cash acquired	—	(116,078)
Net cash (used in) investing activities	(3,022)	(117,948)

Cash flows from financing activities-
Net (repayments) proceeds under revolving credit facilities	(4,800)	112,250
Net proceeds (repayments) under foreign bank loan	514	(505)
Net proceeds from stock issuances	270	—

Net cash (used in) provided by financing activities	(4,016)	111,745

Effect of exchange rates on cash and cash equivalents	164	(983)

Changes in cash and cash equivalents-

Net (decrease) increase in cash and cash equivalents	(68)	2,705

Cash and cash equivalents at beginning of year	8,363	6,144

Cash and cash equivalents at end of quarter	$8,295	$8,849

Supplemental disclosure of cash flow information:
Interest paid	$2,475	$2,699
Income tax payments	$2,156	$2,055

Non-cash financing activities:
Stock issuance related to the acquisition of TurboChef	$—	$44,048

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 3, 2010
(Unaudited)

1)	Summary of Significant Accounting Policies

A)	Basis of Presentation

The condensed consolidated financial statements have been prepared by The Middleby Corporation (the "company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading.  These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2009 Form 10-K.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of April 3, 2010 and January 2, 2010, and the results of operations for the three months ended April 3, 2010 and April 4, 2009 and cash flows for the three months ended April 3, 2010 and April 4, 2009.

The company evaluated subsequent events through the filing date of these financial statements.

B)	Non-Cash Share-Based Compensation

The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options.  Non-cash share-based compensation expense was $3.2 million and $2.7 million for the first quarter of 2010 and 2009, respectively.

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

As of January 2, 2010, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $20.3 million (of which $12.9 would impact the effective tax rate if recognized) plus approximately $2.0 million of accrued interest and $2.2 million of penalties. As of April 3, 2010, there were no significant changes in the total amount of liability for unrecognized tax benefits. It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. While a reasonable range of the amount cannot be determined, the company believes such decrease would not be material.

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

United States – federal	2007 - 2009
United States – states	2002 - 2009
China	2002 - 2009
Canada	2009
Denmark	2006 - 2009
Italy	2008 - 2009
Mexico	2005 - 2009
Philippines	2006 - 2009
South Korea	2005 - 2009
Spain	2007 - 2009
Taiwan	2007 - 2009
United Kingdom	2007 - 2009

D)	Fair Value Measures

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

The company’s financial assets that are measured at fair value are categorized using the fair value hierarchy at April 3, 2010 are as follows (in thousands):

	Fair Value	Fair Value	Fair Value
	Level 1	Level 2	Level 3	Total

Financial Assets:
None	—	—	—	$—

Financial Liabilities:
Interest rate swaps	—	2,844	—	$2,844
Contingent consideration	—	—	4,134	$4,134

The contingent consideration relates to an earnout provision recorded in conjunction with the acquisition of CookTek LLC.  See Note 2 for more information.

As of April 3, 2010, certain fixed assets were measured at fair value on a nonrecurring basis as the result of a plant consolidation initiative in 2009.  The fixed assets were valued using measurements classified as Level 2.

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

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	Apr 26, 2009	Adjustments	Apr 26, 2009

Current assets	$2,595	$(12)	$2,583
Property, plant and equipment	152	—	152
Goodwill	11,544	(5,649)	5,895
Other intangibles	3,622	3,000	6,622
Current liabilities	(3,428)	165	(3,263)
Other non-current liabilities	(6,485)	2,496	(3,989)

Total cash paid	$8,000	$—	$8,000

Deferred cash payment	1,000	—	1,000
Contingent consideration	7,360	(2,660)	4,700

Net assets acquired and liabilities assumed	$16,360	$(2,660)	$13,700

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

Anets

On April 30, 2009, the company completed its acquisition of substantially all of the assets and operations of Anetsberger Brothers, Inc. (“Anets”), a leading manufacturer of griddles, fryers and dough rollers, for a purchase price of $3.4 million. An additional deferred payment of $0.5 million is due to the seller upon the achievement of certain transition objectives.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

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

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

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

The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the company is waiting for additional information necessary to finalize those fair values.  Thus, the provisional measurements of fair value set forth above are subject to change.  Such changes are not expected to be significant. The company expects to finalize the valuation of intangible assets and to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU 2010-06 requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for such transfers and in the reconciliation for Level 3 fair value measurements, to disclose separately information about purchases, sales, issuances and settlements. The company adopted the provisions of ASU No. 2010-06 on January 3, 2010, except for disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. These disclosures will be effective for financial statements issued for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements” did not have a material impact on the company’s financial position, results of operations or cash flows.

5)	Other Comprehensive Income

The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income."

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended
	Apr 3, 2010	April 4, 2009

Net earnings	$13,762	$14,067
Currency translation adjustment	(709)	(744)
Unrealized gain on interest rate swaps, net of tax	63	223

Comprehensive income	$13,116	$13,546

Accumulated other comprehensive income is comprised of unrecognized pension benefit costs of $2.3 million net of taxes of $0.6 million as of April 3, 2010 and January 2, 2010, foreign currency translation adjustments of $1.8 million as of April 3, 2010 and $1.1 million as of January 2, 2010 and an unrealized loss on interest rate swaps of $1.5 million, net of taxes of $1.0 million as of April 3, 2010 and January 2, 2010 respectively.

6)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market.  Costs for inventory at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method.  These inventories under the LIFO method amounted to $16.4 million at April 3, 2010 and $15.6 million at January 2, 2010 and represented approximately 18% and 17% of the total inventory in each respective period.  Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method.  The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization.  Inventories at April 3, 2010 and January 2, 2010 are as follows:

	Apr 3, 2010	Jan 2, 2010
	(in thousands)
Raw materials and parts	$51,001	$51,071
Work-in-process	14,085	13,629
Finished goods	25,033	26,731
	90,119	91,431
LIFO adjustment	(791)	(791)

	$89,328	$90,640

7)	Goodwill

Changes in the carrying amount of goodwill for the three months ended April 3, 2010 are as follows (in thousands):

	Commercial	Food	International
	Foodservice	Processing	Distribution	Total

Balance as of January 2, 2010	$326,980	$31,526	$—	$358,506

Goodwill acquired during the year	—	—	—	—
Adjustments to prior year acquisitions	—	—	—	—
Exchange effect	(471)	—	—	(471)

Balance as of April 3, 2010	$326,509	$31,526	$—	$358,035

8)	Accrued Expenses

Accrued expenses consist of the following:

	Apr 3, 2010	Jan 2, 2010
	(in thousands)

Accrued payroll and related expenses	$15,341	$19,988
Accrued warranty	14,421	14,265
Advance customer deposits	10,137	14,066
Accrued product liability and workers comp	10,129	9,877
Accrued customer rebates	6,569	12,980
Accrued professional services	4,226	4,931
Other accrued expenses	22,048	24,152

	$82,871	$100,259

9)	Warranty Costs

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

A rollforward of the warranty reserve is as follows:

Three Months Ended
April 3, 2010
(in thousands)

Beginning balance	$14,265
Warranty expense	5,970
Warranty claims	(5,814)
Ending balance	$14,421

10)	Financing Arrangements

	Apr 3, 2010	Jan 2, 2010
	(in thousands)

Senior secured revolving credit line	$261,100	$265,900
Foreign loan	9,876	9,741
Total debt	$270,976	$275,641

Less: Current maturities of long-term debt	7,015	7,517

Long-term debt	$263,961	$268,124

Terms of the company’s senior credit agreement provide for $497.8 million of availability under a revolving credit line.  As of April 3, 2010, the company had $261.1 million of borrowings outstanding under this facility.  The company also has $7.8 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line.  Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $219.0 million at April 3, 2010.

At April 3, 2010, borrowings under the senior secured credit facility are assessed at an interest rate of 1.0% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate.  At April 3, 2010 the average interest rate on the senior debt amounted to 1.31%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis.  Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line.  This variable commitment fee amounted to 0.20% as of April 3, 2010.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On April 3, 2010 these facilities amounted to $3.9 million in U.S. dollars, including $2.0 million outstanding under a revolving credit facility and $1.9 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 3.80% on April 3, 2010. The term loan matures in 2013 and the interest rate is assessed at 5.05%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On April 3, 2010 these facilities amounted to $4.5 million in U.S. dollars.  The interest rate on the credit facilities is tied to six-month Euro LIBOR. At April 3, 2010, the average interest rate on these facilities was approximately 4.0%. The facilities mature in April of 2015.

In December 2009, the company completed its acquisition of Doyon in Canada.  This acquisition was funded in part with locally established debt facilities with borrowings denominated in Canadian dollars.  On April 3, 2010, these facilities amounted to $1.5 million U.S. dollars.  The borrowings under these facilities are collateralized by the assets of the company.  The interest rate on these credit facilities is assessed at 0.75% above the prime rate.  At April 3, 2010, the average interest rate on these facilities amounted to 3.0% and 3.7%.  These facilities mature in 2017.

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

The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations.  The upfront cash payment is the amount that a market participant would be able to lend at April 3, 2010 to achieve sufficient cash inflows to cover the cash outflows under the company’s senior revolving credit facility assuming the facility was outstanding in its entirety until maturity.  Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s senior revolving credit facility in December 2012.  Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods.  The fair value of the company’s senior debt obligations as estimated by the company based upon its assumptions is approximately $263.7 million at April 3, 2010, as compared to the carrying value of $270.9 million.

The carrying value and estimated aggregate fair value, based primarily on market prices, of debt is as follows (dollars in thousands):

	April 3, 2010		January 2, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$270,976	$263,689	$275,641	$267,632

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and integration expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt.  The agreements swap one-month LIBOR for fixed rates. As of April 3, 2010 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

15,000,000	1.220%	11/23/09	11/23/11
20,000,000	1.800%	11/23/09	11/23/12
25,000,000	3.670%	09/23/08	09/23/11
10,000,000	3.460%	09/08/08	09/06/11
15,000,000	3.130%	09/08/08	09/06/10
10,000,000	3.032%	02/06/08	02/06/11
20,000,000	1.560%	03/11/10	12/11/12
10,000,000	1.120%	03/11/10	03/11/12
10,000,000	3.590%	06/10/08	06/10/11
20,000,000	3.350%	06/10/08	06/10/10

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, ratios of indebtedness of 3.5 debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and fixed charge coverage of 1.25 EBITDA to fixed charges. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors.  The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company.  At April 3, 2010, the company was in compliance with all covenants pursuant to its borrowing agreements.

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

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates.  As of April 3, 2010, the company had no forward contracts outstanding.

Interest Rate:  The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income.  As of April 3, 2010, the fair value of these instruments was a loss of $2.9 million.  The change in fair value of these swap agreements in the first three months of 2010 was a gain of $0.1 million, net of taxes.

A summary of the company’s interest rate swaps is as follows:

		Three months ended
	Location	Apr. 3, 2010	Apr. 4, 2009
		(amounts in thousands)

Fair value	Other non-current liabilities	$(2,844)	$(5,406)

Gain/(loss) recognized in other comprehensive income	Other comprehensive income	$(876)	$(890)

Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(991)	$(1,163)

Gain recognized in income (ineffective portion)	Other expense	$7	$48

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

The Commercial Foodservice Equipment Group manufactures cooking equipment for the restaurant and institutional kitchen industry.  This business segment has manufacturing facilities in California, Illinois, Michigan, New Hampshire, North Carolina, Tennessee, Texas, Vermont, Canada, China, Denmark, Italy and the Philippines.  Principal product lines of this group include conveyor ovens, ranges, steamers, convection ovens, combi-ovens, broilers and steam cooking equipment, induction cooking systems, baking and proofing ovens, griddles, charbroilers, catering equipment, fryers, toasters, hot food servers, foodwarming equipment, griddles and coffee and beverage dispensing equipment.  These products are sold and marketed under the brand names: Anets, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, CTX, Carter-Hoffmann, CookTek, Doyon, Frifri, Giga, Holman, Houno, Jade, Lang, MagiKitch’n, Middleby Marshall, Nu-Vu, Pitco, Southbend, Star, Toastmaster, TurboChef and Wells.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Apr 3, 2010		Apr 4, 2009
	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice	$136,235	84.8	$163,529	90.1
Food Processing	20,146	12.5	12,865	7.1
International Distribution(1)	10,438	6.5	11,997	6.6

Intercompany sales (2)	(6,136)	(3.8)	(6,845)	(3.8)
Total	$160,683	100.0%	$181,546	100.0%

(1)	Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)	Represents the elimination of sales from the Commercial Foodservice Equipment Group to the International Distribution Division

The following table summarizes the results of operations for the company's business segments(1)(in thousands):

	Commercial	Food	International	Corporate
	Foodservice	Processing	Distribution	and Other(2)	Eliminations(3)	Total

Three months ended April 3, 2010
Net sales	$136,235	$20,146	$10,438	$—	$(6,136)	$160,683
Operating income	30,480	4,372	855	(9,272)	—	26,435
Depreciation and amortization expense	3,395	358	38	125	—	3,916
Net capital expenditures	1,322	62	17	—	—	1,401

Total assets	675,308	68,880	24,013	47,957	(5,498)	810,660
Long-lived assets	523,763	43,445	427	29,386	—	597,021

Three months ended April 4, 2009
Net sales	$163,529	$12,865	$11,997	$—	$(6,845)	$181,546
Operating income	35,119	1,673	694	(9,650)	255	28,091
Depreciation and amortization expense	4,663	348	37	157	—	5,205
Net capital expenditures	1,549	24	59	238	—	1,870

Total assets	710,947	66,724	23,727	36,717	(6,135)	831,980
Long-lived assets	515,412	43,135	557	22,269	—	581,373

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

Long-lived assets by major geographic region are as follows (in thousands):

	Three Months Ended
	Apr 3, 2010	Apr 4, 2009
United States and Canada	$570,621	$555,190
Asia	1,916	278
Europe and Middle East	24,279	25,692
Latin America	205	213
Total international	$26,400	$26,183

	$597,021	$581,373

Net sales by major geographic region, including those sales from the Commercial Foodservice Equipment Group direct to international customers, were as follows (in thousands):

	Three Months Ended
	Apr 3, 2010	Apr 4, 2009

United States and Canada	$128,929	$158,532
Asia	8,913	5,307
Europe and Middle East	18,825	13,576
Latin America	4,016	4,131

Total international	$31,754	$23,014
	$160,683	$181,546

13)	Employee Retirement Plans

(a)           Pension Plans

The company maintains a non-contributory defined benefit plan for its employees at the Smithville, Tennessee facility, which was acquired as part of the Star acquisition. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 1, 2008 and no further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 1, 2008 upon reaching retirement age.

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

In March 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010, (collectively, the Act) were signed into law. The company is currently evaluating other provisions of the Act to determine its potential impact, if any, on health care benefit costs.

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

On May 5, 2010, the company announced that it had entered into an agreement to acquire the net assets and operations of Perfect Fry Company LTD, a leading manufacturer of ventless countertop frying units for the commercial foodservice industry. The transaction is expected to close in June 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Informational Notes

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; ability to protect trademarks, copyrights and other intellectual property; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s Securities and Exchange Commission filings, including the company’s 2009 Annual Report on Form 10-K and Item 1A of this Form 10-Q.

The economic outlook for 2010 continues to be uncertain at this time, with turmoil in financial markets and unprecedented government intervention around the world. As a global business, the company’s operating results are impacted by the health of the North American, European, Asian and Latin American economies. While the response by governments and central banks around the world may reduce volatility in the markets, the depth and duration of economic impact and the timing and strength of the recovery remain unpredictable.

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Apr. 3, 2010		Apr. 4, 2009
	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice	$136,235	84.8	$163,529	90.1
Food Processing	20,146	12.5	12,865	7.1
International Distribution(1)	10,438	6.5	11,997	6.6

Intercompany sales (2)	(6,136)	(3.8)	(6,845)	(3.8)
Total	$160,683	100.0%	$181,546	100.0%

(1)    Consists of sales of products manufactured by Middleby and products manufactured by third parties.

(2)    Represents the elimination of sales from the Commercial Foodservice Equipment Group to the
International Distribution Division.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended
	Apr 3, 2010	Apr 4, 2009
Net sales	100.0%	100.0%
Cost of sales	60.5	62.1
Gross profit	39.5	37.9
Selling, general and administrative expenses	23.0	22.4
Income from operations	16.5	15.5
Net interest expense and deferred financing amortization	1.6	1.7
Other expense, net	0.2	0.2
Earnings before income taxes	14.7	13.6
Provision for income taxes	6.1	5.8
Net earnings	8.6%	7.8%

Three Months Ended April 3, 2010 Compared to Three Months Ended April 4, 2009

NET SALES. Net sales for the first quarter of fiscal 2010 were $160.7 million as compared to $181.5 million in the first quarter of 2009.

Net sales at the Commercial Foodservice Equipment Group amounted to $136.2 million in the first quarter of 2010 as compared to $163.5 million in the prior year quarter.

Net sales from the acquisitions of CookTek, Anets and Doyon which were acquired on April 26, 2009, April 30, 2009 and December 14, 2009, respectively accounted for an increase of $7.1 million during the first quarter of 2010. Excluding the impact of acquisitions, net sales of commercial foodservice equipment decreased $35.3 million, primarily as a result of a large order to a major restaurant chain that occurred in the prior year and was not repeated in 2010.

Net sales for the Food Processing Equipment Group amounted to $20.1 million in the first quarter of 2010 as compared to $12.9 million in the prior year quarter. Net sales of food processing equipment increased as economic conditions improved in comparison to the 2009 first quarter and capital spending budgets of food processors increased.

GROSS PROFIT. Gross profit decreased to $63.5 million in the first quarter of 2010 from $68.8 million in the prior year period, reflecting the impact of lower sales volumes. The gross margin rate was 39.5 % in the first quarter of 2010 as compared to 37.9% in the prior year quarter. The net increase in the gross margin rate reflects:

•	Cost reduction initiatives that were instituted in 2009 due to economic conditions.

•	Improved margins at certain of the newly acquired operating companies which have improved due to acquisition integration initiatives including cost savings from plant consolidations.

•	Reduced material costs associated with supply chain initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses decreased from $40.7 million in the first quarter of 2009 to $37.0 million in the first quarter of 2010. As a percentage of net sales, operating expenses increased from 22.4% in the first quarter of 2009 to 23.0% in the first quarter of 2010. Selling expenses increased from $16.3 million in the first quarter of 2009 to $17.6 million in the first quarter of 2010. Selling expenses reflect increased costs of $0.7 million associated the acquisitions of Cooktek, Anets and Doyon and increased costs of $0.6 million related to compensation expenses offset by reduced costs of $0.3 million associated with commission expense due to lower sales and lower commission rates. General and administrative expenses decreased from $24.4 million in the first quarter of 2009 to $19.4 million in the first quarter of 2010. General and administrative expenses reflect a decrease of $2.3 million of costs related to manufacturing consolidation initiatives in the first quarter of 2009, a decrease of $1.0 million associated with pension costs and a decrease of $0.7 million associated with professional fees offset by $0.7 million of increased costs in 2010 associated with the acquired operations of CookTek, Anets and Doyon and $0.7 million associated with increased incentive based compensation.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs decreased to $2.5 million in the first quarter of 2010 as compared to $3.1 million in the first quarter of 2009, due to lower interest rates on lower average debt balances. Other expense of $0.3 million in the first quarter of 2010 remained consistent with the first quarter of 2009. Other expense consists primarily of foreign exchange losses.

INCOME TAXES. A tax provision of $9.9 million, at an effective rate of 42%, was recorded during the first quarter of 2010, as compared to a $10.6 million provision at a 43% effective rate in the prior year quarter.

Financial Condition and Liquidity

During the three months ended April 3, 2010, cash and cash equivalents decreased by $0.1 million to $8.3 million at April 3, 2010 from $8.4 million at January 2, 2010. Net borrowings decreased from $275.6 million at January 2, 2010 to $271.0 million at April 3, 2010.

OPERATING ACTIVITIES. Net cash provided by operating activities was $6.8 million for the three month period ended April 3, 2010 compared to $9.9 million for the three-month period ended April 4, 2009.

During the three months ended April 3, 2010, working capital levels changed due to normal business fluctuations, including the impact of increased seasonal working capital needs. These changes in working capital levels included a $5.6 million increase in accounts receivable, a $0.6 million decrease in inventory and a $0.7 million increase in accounts payable. Prepaid and other assets decreased $6.4 million primarily associated with the utilization of prepaid tax balances in the first quarter of 2010. Accrued expenses and other non-current liabilities also decreased by $16.2 million primarily due to the payment of 2009 annual rebate and incentive compensation programs in the first quarter of 2010.

INVESTING ACTIVITIES. During the three months ended April 3, 2010, net cash used in investing activities amounted to $3.0 million. This includes $1.4 million of capital expenditures associated with additions and upgrades of production equipment and $1.6 million associated with deferred payments to the sellers of Giga.

FINANCING ACTIVITIES. Net cash flows used by financing activities were $4.0 million during the three months ended April 3, 2010. The net decrease in debt includes $4.8 million in repayments under the company’s $497.8 million revolving credit facility utilized to fund the company’s investing activities.

At April 3, 2010, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU 2010-06 requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for such transfers and in the reconciliation for Level 3 fair value measurements, to disclose separately information about purchases, sales, issuances and settlements. The company adopted the provisions of ASU No. 2010-06 on January 3, 2010, except for disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. These disclosures will be effective for financial statements issued for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements” did not have a material impact on the company’s financial position, results of operations or cash flows.

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

At the Food Processing Equipment Group, the company enters into long-term sales contracts for certain products. Revenue under these long-term sales contracts is recognized using the percentage of completion method prescribed by ASC 605-25-25 “Percentage of Completion Method of Recognizing Revenue under Construction Contracts” due to the length of time to fully manufacture and assemble the equipment. The company measures revenue recognized based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. Because estimated labor hours to complete a project are based upon forecasts using the best available information, the actual hours may differ from original estimates. The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the company's financial statements and most accurately measures the matching of revenues with expenses. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements.

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

Contractual Obligations

The company's contractual cash payment obligations as of April 3, 2010 are set forth below (in thousands):

	Amounts				Total
	Due Sellers			Idle	Contractual
	From	Long-term	Operating	Facility	Cash
	Acquisitions	Debt	Leases	Leases	Obligations

Less than 1 year	$2,983	$7,015	$3,611	$742	$14,351
1-3 years	5,032	261,970	5,900	1,248	274,150
3-5 years	252	464	2,437	734	3,887
After 5 years	—	1,527	67	183	1,777

	$8,267	$270,976	$12,015	$2,907	$294,165

The company has obligations to make $8.3 million of purchase price payments to the sellers of Giga and CookTek that were deferred in conjunction with the acquisitions.

The company has contractual obligations under its various debt agreements to make interest payments. These amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments is not determinable.

The company has $7.8 million in outstanding letters of credit, which expire on April 4, 2010 to secure potential obligations under insurance programs.

Idle facility leases consists of obligations for manufacturing locations that were exited in conjunction with the company's manufacturing consolidation efforts. These lease obligations continue through June 2015. The obligations presented above do not reflect any anticipated sublease income from the facilities.

The projected benefit obligation of the company’s defined benefit plans exceeded the plans’ assets by $10.4 million at the end of 2009 as compared to $9.5 million at the end of 2008.  The unfunded benefit obligations were comprised of a $3.3 million under funding of the company’s Smithville plan, which was acquired as part of the Star acquisition, $0.9 million under funding of the company's union plan and $6.2 million of under funding of the company's director plans.  The company does not expect to contribute to the director plans in 2010.  The company expects to continue to make minimum contributions to the Smithville and Elgin plan as required by ERISA, which are expected to be $0.3 million and $0.1 million, respectively in 2010.

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

	Fixed	Variable
	Rate	Rate
Twelve Month Period Ending	Debt	Debt
	(in thousands)

April 3, 2010	$—	$7,015
April 3, 2011	—	435
April 3, 2012	—	261,535
April 3, 2013	—	347
April 3, 2014 and thereafter	—	1,644

	$—	$270,976

Terms of the company’s senior credit agreement provide for $497.8 million of availability under a revolving credit line. As of April 3, 2010, the company had $261.1 million of borrowings outstanding under this facility. The company also has $7.8 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $219.9 million at April 3, 2010.

At April 3, 2010, borrowings under the senior secured credit facility are assessed at an interest rate 1.0% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At April 3, 2010 the average interest rate on the senior debt amounted to 1.31%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.20% as of April 3, 2010.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On April 3, 2010 these facilities amounted to $3.9 million in U.S. dollars, including $2.0 million outstanding under a revolving credit facility and $1.9 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 3.80% on April 3, 2010. The term loan matures in 2013 and the interest rate is assessed at 5.05%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On April 3, 2010 these facilities amounted to $4.5 million in U.S. dollars.  The interest rate on the credit facilities is tied to six-month Euro LIBOR. At April 3, 2010, the average interest rate on these facilities was approximately 4.0%. The facilities mature in April of 2015.

In December 2009, the company completed its acquisition of Doyon in Canada. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Canadian dollars. On April 3, 2010, these facilities amounted to $1.5 million U.S. dollars. The borrowings under these facilities are collateralized by the assets of the company. The interest rate on these credit facilities is assessed at 0.75% above the prime rate. At April 3, 2010, the average interest rate on these facilities amounted to 3.0% and 3.7%. These facilities mature in 2017.

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and integration expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of April 3, 2010 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

15,000,000	1.220%	11/23/09	11/23/11
20,000,000	1.800%	11/23/09	11/23/12
25,000,000	3.670%	09/23/08	09/23/11
10,000,000	3.460%	09/08/08	09/06/11
15,000,000	3.130%	09/08/08	09/06/10
10,000,000	3.032%	02/06/08	02/06/11
20,000,000	1.560%	03/11/10	12/11/12
10,000,000	1.120%	03/11/10	03/11/12
10,000,000	3.590%	06/10/08	06/10/11
20,000,000	3.350%	06/10/08	06/10/10

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, a maximum ratio of indebtedness of 3.5 debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and a minimum fixed charge coverage of 1.25 EBITDA to fixed charges. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company. At April 3, 2010, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of April 3, 2010, the fair value of these instruments was a loss of $2.9 million. The change in fair value of these swap agreements in the first three months of 2010 was a gain of $0.1 million, net of taxes.

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

As of April 3, 2010, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended April 3, 2010, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended April 3, 2010, except as follows:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
January 3 to January 30, 2010	—	—	—	627,332
January 31, 2010 to February 27, 2010	—	—	—	627,332
February 28, 2010 to April 3, 2010	—	—	—	627,332
Quarter ended April 3, 2010	—	—	—	627,332

In July 1998, the company's Board of Directors adopted a stock repurchase program that authorized the purchase of common shares in open market purchases. As of April 3, 2010, 1,172,668 shares had been purchased under the 1998 stock repurchase program.

Item 6. Exhibits

Exhibits – The following exhibits are filed herewith:

Exhibit 10.1 –
Amended and Restated Employment Agreement, dated March 1, 2010, by and among The Middleby Corporation, Middleby Marshall Inc. and the Timothy J. FitzGerald (incorporated by reference to the company’s Current Report on Form 8-K filed on March 4, 2010).

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

THE MIDDLEBY CORPORATION
(Registrant)

Date	May 13, 2010	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer