Form 10-Q
period 2010-07-03
MIDDLEBY CORP
filed 2010-08-12
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2010

or
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

As of August 6, 2010, there were 18,525,339 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED JULY 3, 2010

INDEX

PART I.  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	July 3, 2010	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$7,372	$8,363
Accounts receivable, net of reserve for doubtful accounts of $6,694 and $6,596	94,882	78,897
Inventories, net	90,161	90,640
Prepaid expenses and other	10,372	9,914
Prepaid taxes	5,290	5,873
Current deferred taxes	25,290	23,339
Total current assets	233,367	217,026
Property, plant and equipment, net of accumulated depreciation of $47,174 and $44,988	44,416	47,340
Goodwill	357,295	358,506
Other intangibles	184,384	189,572
Other assets	4,395	3,902
Total assets	$823,857	$816,346

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$5,677	$7,517
Accounts payable	44,658	38,580
Accrued expenses	95,690	100,259
Total current liabilities	146,025	146,356
Long-term debt	243,331	268,124
Long-term deferred tax liability	14,375	14,187
Other non-current liabilities	43,537	45,024
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 47,500,000 shares authorized; 22,651,650 and 22,622,650 shares issued in 2010 and 2009, respectively	137	136
Paid-in capital	169,937	162,001
Treasury stock at cost; 4,126,311 and 4,069,913 shares in 2010 and 2009, respectively	(105,035)	(102,000)
Retained earnings	318,657	287,387
Accumulated other comprehensive income	(7,107)	(4,869)
Total stockholders' equity	376,589	342,655
Total liabilities and stockholders' equity	$823,857	$816,346

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jul 3, 2010	Jul 4, 2009	Jul 3, 2010	Jul 4, 2009

Net sales	$173,412	$158,601	$334,095	$340,147
Cost of sales	103,988	97,261	201,198	210,037
Gross profit	69,424	61,340	132,897	130,110
Selling expenses	19,036	16,668	36,661	32,974
General and administrative expenses	20,659	17,727	40,072	42,100
Income from operations	29,729	26,945	56,164	55,036
Net interest expense and deferred financing amortization	2,246	2,857	4,721	6,003
Other expense, net	220	460	564	744
Earnings before income taxes	27,263	23,628	50,879	48,289
Provision for income taxes	9,754	9,914	19,608	20,508
Net earnings	$17,509	$13,714	$31,271	$27,781

Net earnings per share:
Basic	$0.98	$0.78	$1.76	$1.58
Diluted	$0.96	$0.74	$1.71	$1.51

Weighted average number of shares
Basic	17,863	17,584	17,808	17,584
Dilutive stock options[1]	459	1,051	461	819
Diluted	18,322	18,635	18,269	18,403

[1]	There were no anti-dilutive stock options excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	Jul 3, 2010	Jul 4, 2009

Cash flows from operating activities-
Net earnings	$31,271	$27,781

Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	7,807	8,075
Deferred taxes	(1,761)	(87)
Non-cash share-based compensation	7,372	5,488
Unrealized loss on derivative financial instruments	11	15
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(17,562)	19,368
Inventories, net	(486)	9,714
Prepaid expenses and other assets	(796)	1,398
Accounts payable	6,721	(6,633)
Accrued expenses and other liabilities	(507)	(17,965)

Net cash provided by operating activities	32,070	47,154

Cash flows from investing activities-
Net additions to property and equipment	(2,405)	(3,970)
Acquisition of Giga	(1,621)	—
Acquisition of TurboChef, net of cash acquired	—	(116,129)
Acquisition of CookTek	(1,000)	(8,000)
Acquisition of Anets	—	(3,358)
Net cash (used in) investing activities	(5,026)	(131,457)

Cash flows from financing activities-
Net (repayments) proceeds under revolving credit facilities	(25,150)	86,650
Net repayments under foreign bank loan	(246)	(377)
Repurchase of treasury stock	(3,035)	—
Net proceeds from stock issuances	565	18

Net cash (used in) provided by financing activities	(27,866)	86,291

Effect of exchange rates on cash and cash equivalents	(169)	(99)

Changes in cash and cash equivalents-

Net (decrease) increase in cash and cash equivalents	(991)	1,889

Cash and cash equivalents at beginning of year	8,363	6,144

Cash and cash equivalents at end of the six-month period	$7,372	$8,033

Supplemental disclosure of cash flow information:
Interest paid	$4,210	$5,618
Income tax payments	$17,689	$12,388

Non-cash financing and investing activities:
Stock issuance related to the acquisition of TurboChef	$—	$44,048
Contingent consideration related to the acquisition of CookTek	$—	$7,360

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2010
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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of July 3, 2010 and January 2, 2010, and the results of operations for the three and six months ended July 3, 2010 and July 4, 2009 and cash flows for the six months ended July 3, 2010 and July 4, 2009.

The company evaluated subsequent events through the filing date of these financial statements.

B)          Non-Cash Share-Based Compensation

The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $4.2 million and $2.8 million for the second quarter of 2010 and 2009, respectively. Non-cash share-based compensation expense was $7.4 million and $5.4 million for the six month periods ended July 3, 2010 and July 4, 2009, respectively.

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

As of January 2, 2010, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $20.3 million (of which $12.9 would impact the effective tax rate if recognized) plus approximately $2.0 million of accrued interest and $2.2 million of penalties. As of July 3, 2010, there were no significant changes in the total amount of liability for unrecognized tax benefits. During the second quarter, the IRS completed its audit of the company's 2007 federal tax return resulting in a $1.3 million benefit to the provision. The results of this audit were reflected in the company's second quarter financial statements.

It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. While a reasonable range of the amount cannot be determined, the company believes such decrease would not be material.

The company operates in multiple taxing jurisdictions; both within the United States and outside of the United States, and faces audits from various tax authorities. The company remains subject to examination until the statute of limitations expires for the respective tax jurisdiction. Federal tax years 2006 and 2007 were examined by competent IRS agents. Therefore the company believes the tax years to be effectively settled and closed for ASC 740 purposes. Within specific countries, the company and its operating subsidiaries may be subject to audit by various tax authorities and may be subject to different statute of limitations expiration dates. A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States – federal	2006 - 2009
United States – states	2002 - 2009
China	2002 - 2009
Canada	2009
Denmark	2006 - 2009
Italy	2008- 2009
Mexico	2005 - 2009
Philippines	2006 - 2009
South Korea	2005 - 2009
Spain	2007 - 2009
Taiwan	2007 - 2009
United Kingdom	2007 - 2009

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
Level 3 – Unobservable inputs based on our own assumptions.

The company’s financial assets that are measured at fair value are categorized using the fair value hierarchy at July 3, 2010 are as follows (in thousands):

The following table summarizes the basis used to measure certain assets and liabilities at fair value in the balance sheet:

	Fair Value	Fair Value	Fair Value
	Level 1	Level 2	Level 3	Total
As of July 3, 2010
Financial Assets:
None	—	—	—	$—

Financial Liabilities:
Interest rate swaps	—	$2,827	—	$2,827
Contingent consideration	—	—	$3,706	$3,706

As of January 2, 2010
Financial Assets:
None	—	—	—	$—

Financial Liabilities:
Interest rate swaps	—	$2,966	—	$2,966
Contingent consideration	—	—	$4,134	$4,134

The contingent consideration relates to an earnout provision recorded in conjunction with the acquisition of CookTek LLC.  See Note 2 for more information.

As of July 3, 2010, certain fixed assets were measured at fair value on a nonrecurring basis as the result of a plant consolidation initiative in 2009. The fixed assets were valued using measurements classified as Level 2.

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

CookTek

On April 26, 2009, the company completed its acquisition of substantially all of the assets and operations of CookTek LLC (“CookTek”), the leading manufacturer of induction cooking and warming systems for a purchase price of $8.0 million in cash. An additional deferred payment of $1.0 million was made during the second quarter of 2010 as provided for in the purchase agreement. Additional contingent payments are also payable over the course of four years upon the achievement of certain sales targets as described below.

The final allocation of cash paid for the CookTek acquisition is summarized as follows (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	Apr 26, 2009	Adjustments	Apr 26, 2009

Current assets	$2,595	$(12)	$2,583
Property, plant and equipment	152	—	152
Goodwill	11,544	(5,649)	5,895
Other intangibles	3,622	3,000	6,622
Current liabilities	(3,428)	165	(3,263)
Other non-current liabilities	(6,485)	2,496	(3,989)

Total cash paid at closing	$8,000	$—	$8,000

Deferred cash payment	1,000	—	1,000
Contingent consideration	7,360	(2,660)	4,700

Net assets acquired and liabilities assumed	$16,360	$(2,660)	$13,700

The CookTek purchase agreement included an earnout provision providing for contingent payments due to the sellers to the extent certain financial targets are exceeded. The earnout amounts are payable in the four consecutive years subsequent to the acquisition date if CookTek is to exceed certain sales targets for each of those years. The earnout payment will amount to 10% of the sales in excess of the target for each of the respective years. There is no cap on the potential earnout payment, however, the company’s estimated probable range of the contingent consideration is between $0 and $10 million. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date was $4.7 million. This amount was determined based on an income approach.

The goodwill and $3.5 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350 “Intangibles – Goodwill and Other”. Other intangibles also includes less than $0.1 million allocated to backlog, $0.7 million allocated to developed technology and $2.4 million allocated to customer relationships which are to be amortized over periods of 3 months, 6 years and 5 years, respectively. Goodwill and other intangibles of CookTek are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

During the second quarter of 2009, the company recorded a preliminary estimate of the intangible assets acquired in conjunction with the CookTek acquisition. The company also recorded intangible amortization expense related to those assets in its results of operations for the second quarter of 2009. The final valuation of intangible assets acquired was completed during the fourth quarter of 2009. Therefore, the company adjusted the intangible amortization expense in its full year results of operations for 2009. This adjustment did not have a material impact on the company’s results of operations.

Anets

On April 30, 2009, the company completed its acquisition of substantially all of the assets and operations of Anetsberger Brothers, Inc. (“Anets”), a leading manufacturer of griddles, fryers and dough rollers, for a purchase price of $3.4 million. An additional deferred payment of $0.5 million was made in the second quarter of 2010 upon the achievement of certain transition objectives.

The final allocation of cash paid for the Anets acquisition is summarized as follows (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	Apr 30, 2009	Adjustments	Apr 30, 2009

Current assets	$2,210	$—	$2,210
Goodwill	3,320	22	3,342
Other intangibles	1,085	—	1,085
Current liabilities	(3,107)	(22)	(3,129)
Other non-current liabilities	(150)	—	(150)

Total cash paid at closing	$3,358	$—	$3,358
Deferred cash payment	500	—	500

Net assets acquired and liabilities assumed	$3,858	$—	$3,858

The goodwill and $0.9 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes less than $0.1 million allocated to developed technology and $0.2 million allocated to customer relationships both which are to be amortized over the periods of 3 years. Goodwill and other intangibles of Anets are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

Doyon

On December 14, 2009, the company completed its acquisition of Doyon Equipment, Inc. (“Doyon”), a leading Canadian manufacturer of baking ovens for the commercial foodservice industry, for a purchase price of approximately $5.8 million. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreement.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	Dec 14, 2009	Adjustments	Dec 14, 2009

Current assets	$5,034	$—	$5,034
Property, Plant and Equipment	1,876	—	1,876
Goodwill	191	82	273
Intangible	2,355	(82)	2,273
Current maturities of long-term debt	(285)	—	(285)
Current liabilities	(2,105)	—	(2,105)
Long-term debt	(1,081)	—	(1,081)
Other non-current liabilities	(166)	—	(166)

Net assets and liabilities assumed	$5,819	$—	$5,819

The goodwill and $1.4 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $0.1 million allocated to developed technology and $0.8 million allocated to customer relationships which are to be amortized over the periods of 5 years. Goodwill and other intangibles of Doyon are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. Such changes are not expected to be significant. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. In the company’s financial statements for the fiscal year 2009, the company recorded a preliminary estimate of the intangible assets acquired in conjunction with the Doyon acquisition. The company also recorded intangible amortization expense related to these assets in its results of operations for the first quarter of 2010. The final valuation of intangible assets acquired was completed during the second quarter of 2010. Therefore, the company adjusted the intangible amortization expense in its results of operations for the second quarter of 2010 on a year to date basis. This adjustment did not have a material impact on the company’s results of operations.

3)	Litigation Matters

From time to time, the company is subject to proceedings, lawsuits and other claims related to products, suppliers, employees, customers and competitors. The company maintains insurance to partially cover product liability, workers compensation, property and casualty, and general liability matters. The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after assessment of each matter and the related insurance coverage. The reserve requirement may change in the future due to new developments or changes in approach such as a change in settlement strategy in dealing with these matters. The company does not believe that any pending litigation will have a material adverse effect on its financial condition, results of operations or cash flows.

4)	Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU No. 2010-06 requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for such transfers and to disclose separately information about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. The company adopted the provisions of ASU No. 2010-06 on January 3, 2010, except for disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. These disclosures will be effective for financial statements issued for fiscal years beginning after December 15, 2010. The company does not expect that the adoption of ASU No. 2010-06 will have a material impact on the company’s financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”). ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. The amendments in ASU No. 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. The company will adopt the provisions of ASU No. 2009-13 as required. The company does not expect that the adoption of ASU No. 2009-13 will have a material impact on the company’s financial position, results of operations or cash flows.

5)	Other Comprehensive Income

The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income."

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jul 3, 2010	Jul 4, 2009	Jul 3, 2010	Jul 4, 2009

Net earnings	$17,509	$13,714	$31,271	$27,781
Currency translation adjustment	(1,597)	1,712	(2,306)	968
Unrealized gain on interest rate swaps, net of tax	5	352	68	575

Comprehensive income	$15,917	$15,778	$29,033	$29,324

Accumulated other comprehensive income is comprised of unrecognized pension benefit costs of $2.3 million net of taxes of $0.6 million as of July 3, 2010 and January 2, 2010, foreign currency translation adjustments of $3.4 million as of July 3, 2010 and $1.1 million as of January 2, 2010 and an unrealized loss on interest rate swaps of $1.4 million, net of taxes of $0.9 million and $1.5 million, net of taxes of $1.0 million as of July 3, 2010 and January 2, 2010, respectively.

6)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $15.4 million at July 3, 2010 and $15.6 million at January 2, 2010 and represented approximately 17% of the total inventory in each respective period. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at July 3, 2010 and January 2, 2010 are as follows:

	Jul 3, 2010	Jan 2, 2010
	(in thousands)
Raw materials and parts	$52,009	$51,071
Work-in-process	13,719	13,629
Finished goods	25,224	26,731
	90,952	91,431
LIFO reserve	(791)	(791)

	$90,161	$90,640

7)	Goodwill

Changes in the carrying amount of goodwill for the six months ended July 3, 2010 are as follows (in thousands):

	Commercial	Food
	Foodservice	Processing	Total

Balance as of January 2, 2010	$326,980	$31,526	$358,506

Goodwill acquired during the year	—	—	—
Adjustments to prior year acquisitions	99	—	99
Foreign exchange rate effect	(1,310)	—	(1,310)

Balance as of July 3, 2010	$325,769	$31,526	$357,295

8)	Accrued Expenses

Accrued expenses consist of the following:

	Jul 3, 2010	Jan 2, 2010
	(in thousands)

Accrued payroll and related expenses	$20,617	$19,988
Advance customer deposits	15,183	14,066
Accrued warranty	14,368	14,265
Accrued product liability and workers comp	11,112	9,877
Accrued customer rebates	9,684	12,980
Accrued professional services	4,675	4,931
Other accrued expenses	20,051	24,152

	$95,690	$100,259

9)	Warranty Costs

In the normal course of business the company issues product warranties for specific product lines and provides for the estimated future warranty cost in the period in which the sale is recorded. The estimate of warranty cost is based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Because warranty estimates are forecasts that are based on the best available information, actual claims costs may differ from amounts provided. Adjustments to initial obligations for warranties are made as changes in the obligations become reasonably estimable.

A rollforward of the warranty reserve is as follows:

Six Months Ended
July 3, 2010
(in thousands)

Beginning balance	$14,265
Warranty expense	11,530
Warranty claims	(11,427)
Ending balance	$14,368

10)	Financing Arrangements

	Jul 3, 2010	Jan 2, 2010
	(in thousands)

Senior secured revolving credit line	$240,750	$265,900
Foreign loan	8,258	9,741
Total debt	$249,008	$275,641

Less: Current maturities of long-term debt	5,677	7,517

Long-term debt	$243,331	$268,124

Terms of the company’s senior credit agreement provide for $497.8 million of availability under a revolving credit line. As of July 3, 2010, the company had $240.8 outstanding under this facility. The company also has $9.0 million in outstanding letters of credit as of July 3, 2010, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $239.7 million at July 3, 2010.

At July 3, 2010, borrowings under the senior secured credit facility are assessed at an interest rate of 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At July 3, 2010 the average interest rate on the senior debt amounted to 1.60%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of July 3, 2010.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone. On July 3, 2010 these facilities amounted to $3.0 million in U.S. dollars, including $1.3 million outstanding under a revolving credit facility and $1.7 million of a term loan. The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 3.85% on July 3, 2010. The term loan matures in 2013 and the interest rate is assessed at 5.146%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l (“Giga”) in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro. On July 3, 2010 these facilities amounted to $4.0 million in U.S. dollars. The interest rate on the credit facilities is tied to six-month Euro LIBOR. At July 3, 2010, the average interest rate on these facilities was approximately 3.5%. The facilities mature in April of 2015.

In December 2009, the company completed its acquisition of Doyon in Canada. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Canadian dollars. On July 3, 2010, these facilities amounted to $1.3 million U.S. dollars. The borrowings under these facilities are collateralized by the assets of the company. The interest rate on these credit facilities is assessed at 0.75% above the prime rate. At July 3, 2010, the average interest rate on these facilities amounted to 2.5%. These facilities mature in 2017.

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

The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations. The upfront cash payment is the amount that a market participant would be able to lend at July 3, 2010 to achieve sufficient cash inflows to cover the cash outflows under the company’s senior revolving credit facility assuming the facility was outstanding in its entirety until maturity. Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s senior revolving credit facility in December 2012. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods. The fair value of the company’s senior debt obligations as estimated by the company based upon its assumptions is approximately $242.9 million at July 3, 2010, as compared to the carrying value of $249.0 million.

The carrying value and estimated aggregate fair value, based primarily on market prices, of debt is as follows (in thousands):

	July 3, 2010		January 2, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$249,008	$242,910	$275,641	$267,632

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and integration expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of July 3, 2010 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

15,000,000	3.130%	09/08/08	09/06/10
10,000,000	3.032%	02/06/08	02/06/11
10,000,000	3.590%	06/10/08	06/10/11
10,000,000	3.460%	09/08/08	09/06/11
25,000,000	3.670%	09/23/08	09/23/11
15,000,000	1.220%	11/23/09	11/23/11
10,000,000	1.120%	03/11/10	03/11/12
20,000,000	1.800%	11/23/09	11/23/12
20,000,000	1.560%	03/11/10	12/11/12

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, ratios of indebtedness of 3.5 debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and fixed charge coverage of 1.25 EBITDA to fixed charges. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company. At July 3, 2010, the company was in compliance with all covenants pursuant to its borrowing agreements.

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

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of July 3, 2010, the company had no forward contracts outstanding.

Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of July 3, 2010, the fair value of these instruments was a loss of $2.8 million. The change in fair value of these swap agreements in the first six months of 2010 was a gain of less than $0.1 million, net of taxes.

The following tables summarize the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated
	Balance Sheet Presentation	Jul 3, 2010	Jan 2, 2010

Fair value	Other non-current liabilities	$(2,827)	$(2,966)

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Six Months Ended
	Presentation of Gain/(loss)	Jul. 3, 2010	Jul 4, 2009	Jul 3, 2010	Jul 4, 2009

Gain/(loss) recognized in other comprehensive income	Other comprehensive income	$(886)	$(706)	$(1,761)	$(1,545)

Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(921)	$(1,325)	$(1,911)	$(2,488)

Gain recognized in income (ineffective portion)	Other expense	$(18)	$33	$(11)	$(15)

Interest rate swaps are subject to default risk to the extent the counterparties are unable to satisfy their settlement obligations under the interest rate swap agreements. The company reviews the credit profile of the financial institutions and assesses its creditworthiness prior to entering into the interest rate swap agreements. The interest rate swap agreements typically contain provisions that allow the counterparty to require early settlement in the event that the company becomes insolvent or is unable to maintain compliance with its covenants under its existing debt agreements.

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

During the second quarter of 2010, the company made a determination that the International Distribution Division, previously reported as a separate business segment, no longer met the criteria requiring it to be reported as separate operating segment. Accordingly, the associated financial information has been incorporated within the Commercial Foodservice Group for the current and prior year periods.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief decision maker evaluates individual segment performance based on operating income. Management believes that intersegment sales are made at established arms-length transfer prices.

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jul 3, 2010		Jul 4, 2009		Jul 3, 2010		Jul 4, 2009
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice	$153,418	88.5	$142,928	90.1	$293,955	88.0	$311,609	91.6
Food Processing	19,994	11.5	15,673	9.9	40,140	12.0	28,538	8.4

Total	$173,412	100.0%	$158,601	100.0%	$334,095	100.0%	$340,147	100.0%

(1)         Consists of sales of products manufactured by the company and products manufactured by third parties.

The following table summarizes the results of operations for the company's business segments(1)(in thousands):

	Commercial	Food	Corporate
	Foodservice	Processing	and Other(2)	Total
Three months ended July 3, 2010
Net sales	$153,418	$19,994	$—	$173,412
Income from operations	37,705	3,664	(11,640)	29,729
Depreciation and amortization expense	3,381	354	156	3,891
Net capital expenditures	753	40	211	1,004

Six months ended July 3, 2010
Net sales	$293,955	$40,140	$—	$334,095
Income from operations	69,040	8,036	(20,912)	56,164
Depreciation and amortization expense	6,783	712	312	7,807
Net capital expenditures	2,092	102	211	2,405

Total assets	702,588	74,070	47,199	823,857
Long-lived assets	519,969	43,106	27,415	590,490

Three months ended July 4, 2009
Net sales	$142,928	$15,673	$—	$158,601
Income from operations	33,349	2,170	(8,574)	26,945
Depreciation and amortization expense	2,393	313	164	2,870
Net capital expenditures	1,980	—	120	2,100

Six months ended July 4, 2009
Net sales	$311,609	$28,538	$—	$340,147
Income from operations	69,417	3,843	(18,224)	55,036
Depreciation and amortization expense	7,093	661	321	8,075
Net capital expenditures	3,588	24	358	3,970

Total assets	719,118	64,667	37,272	821,057
Long-lived assets	544,786	42,739	12,064	599,589

(1)
Non-operating expenses are not allocated to the operating segments.  Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.

(2)	Includes corporate and other general company assets and operations.

Long-lived assets by major geographic region are as follows (in thousands):

	Jul 3, 2010	Jul 4, 2009
United States and Canada	$565,691	$571,005
Asia	1,874	1,998
Europe and Middle East	22,738	26,369
Latin America	187	217
Total international	$24,799	$28,584
	$590,490	$599,589

Net sales by major geographic region, including those sales from the Commercial Foodservice Equipment Group directly to international customers, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jul 3, 2010	Jul 4, 2009	Jul 3, 2010	Jul 4, 2009

United States and Canada	$140,336	$134,100	$269,265	$292,632
Asia	8,308	5,339	17,221	10,646
Europe and Middle East	20,415	15,777	39,240	29,353
Latin America	4,353	3,385	8,369	7,516
Total international	$33,076	$24,501	$64,830	$47,515
	$173,412	$158,601	$334,095	$340,147

13)	Employee Retirement Plans

(a)         Pension Plans

The company maintains a non-contributory defined benefit plan for its employees at the Smithville, Tennessee facility, which was acquired as part of the New Star International Holdings, Inc. (“Star”) acquisition. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 1, 2008 and no further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 1, 2008 upon reaching retirement age.

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

The company also maintains a retirement benefit agreement with its Chairman. The retirement benefits are based upon a percentage of the Chairman’s final base salary. Additionally, the company maintains a retirement plan for non-employee directors who served on the Board of Directors prior to 2004. This plan is not available to any new non-employee directors. The plan provides for an annual benefit upon a change in control of the company or retirement from the Board of Directors at age 70 equal to 100% of the director’s last annual retainer, payable for a number of years equal to the director’s years of service up to a maximum of 10 years.

In March 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010, (collectively, the Act) were signed into law. The company is currently evaluating provisions of the Act to determine its potential impact, if any, on health care benefit costs.

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

On July 13, 2010, the company completed its acquisition of Perfect Fry Company LTD (“PerfectFry”) for approximately $4.9 million. PerfectFry is a leading manufacturer of ventless countertop frying units for the commercial foodservice industry.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Informational Notes

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; ability to protect trademarks, copyrights and other intellectual property; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s Securities and Exchange Commission (“SEC”) filings, including the company’s 2009 Annual Report on Form 10-K.

The economic outlook for 2010 continues to be uncertain at this time. As a global business, the company’s operating results are impacted by the health of the North American, European, Asian and Latin American economies. While the response by governments and central banks around the world may reduce volatility in the markets, the depth and duration of economic impact and the timing and strength of the recovery remain unpredictable.

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jul 3, 2010		Jul 4, 2009		Jul 3, 2010		Jul 4, 2009
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice	$153,418	88.5	$142,928	90.1	$293,955	88.0	$311,609	91.6
Food Processing	19,994	11.5	15,673	9.9	40,140	12.0	28,538	8.4

Total	$173,412	100.0%	$158,601	100.0%	$334,095	100.0%	$340,147	100.0%

(1)         Consists of sales of products manufactured by the company and products manufactured by third parties.

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended		Six Months Ended
	Jul 3, 2010	Jul 4, 2009	Jul 3, 2010	Jul 4, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.0	61.3	60.2	61.7
Gross profit	40.0	38.7	39.8	38.3
Selling, general and administrative expenses	22.9	21.7	23.0	22.1
Income from operations	17.1	17.0	16.8	16.2
Net interest expense and deferred financing amortization	1.3	1.8	1.4	1.8
Other expense, net	0.1	0.3	0.2	0.2
Earnings before income taxes	15.7	14.9	15.2	14.2
Provision for income taxes	5.6	6.3	5.8	6.0
Net earnings	10.1%	8.6%	9.4%	8.2%

Three Months Ended July 3, 2010 Compared to Three Months Ended July 4, 2009

NET SALES. Net sales for the second quarter of fiscal 2010 were $173.4 million as compared to $158.6 million in the second quarter of 2009.

•
Net sales at the Commercial Foodservice Equipment Group amounted to $153.4 million in the second quarter of 2010 as compared to $142.9 million in the prior year quarter. Net sales resulting from the acquisition Doyon which was acquired on December 14, 2009, accounted for an increase of $3.7 million during the second quarter of 2010. Excluding the impact of this acquisition, net sales of commercial foodservice equipment increased $6.9 million in the second quarter of 2010. The improvement in net sales reflects increased international business due to improving industry conditions in emerging markets and increased market penetration in North America.

•
Net sales for the Food Processing Equipment Group amounted to $20.0 million in the second quarter of 2010 as compared to $15.7 million in the prior year quarter. Net sales of food processing equipment increased as economic conditions improved in comparison to the 2009 second quarter and capital spending budgets of food processors increased.

GROSS PROFIT. Gross profit increased to $69.4 million in the second quarter of 2010 from $61.3 million in the prior year period, reflecting the impact of higher sales volumes.  The gross margin rate was 40.0% in the second quarter of 2010 as compared to 38.7% in the prior year quarter.  The net increase in the gross margin rate reflects:

•	Improved margins at certain of the newly acquired operating companies which have improved due to acquisition integration initiatives, including cost savings from plant consolidations.

•	Benefit from increased sales volumes offset by an unfavorable product mix.

•	Cost reduction initiatives that were instituted in 2009 due to economic conditions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $34.4 million in the second quarter of 2009 to $39.7 million in the second quarter of 2010. As a percentage of net sales, operating expenses increased from 21.7% in the second quarter of 2009 to 22.9% in the second quarter of 2010. Selling expenses increased from $16.7 million in the second quarter of 2009 to $19.0 million in the second quarter of 2010. Selling expenses reflect increased costs of $1.1 million associated with marketing related expenses, $0.5 million associated with the Doyon acquistion and $0.7 million associated with commission expense due to higher sales volumes. General and administrative expenses increased from $17.7 million in the second quarter of 2009 to $20.7 million in the second quarter of 2010. The prior year period included $2.4 million of non-recurring charges associated with manufacturing consolidation initiatives. General and administrative expenses also reflect $0.3 million of costs associated with the Doyon acquisition and $3.3 million related to incentive based compensation.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs decreased to $2.2 million in the second quarter of 2010 as compared to $2.8 million in the second quarter of 2009, due to lower interest rates on lower average debt balances. Other expense was $0.2 million in the second quarter of 2010, which primarily consisted of foreign exchange losses, as compared to $0.5 million in the prior year second quarter.

INCOME TAXES. A tax provision of $9.8 million, at an effective rate of 36%, was recorded during the second quarter of 2010, as compared to a $9.9 million provision at a 42% effective rate in the prior year quarter. The reduced effective rate reflects non-recurring benefit to tax reserves resulting from closed audit periods.

Six Months Ended July 3, 2010 Compared to Six Months Ended July 4, 2009

NET SALES. Net sales for the six-month period ended July 3, 2010 were $334.1 million as compared to $340.1 million in the six-month period ended July 4, 2009.

•
Net sales at the Commercial Foodservice Equipment Group for the six-month period ended July 3, 2010 amounted to $294.0 million as compared to $311.6 million for the six-month period ended July 4, 2009. Net sales from the acquisition of CookTek, Anets and Doyon which were acquired on April 26, 2009, April 30, 2009 and December 14, 2009, respectively, accounted for an increase of $10.8 million during the six-month period ended July 3, 2010. Excluding the impact of acquisitions, net sales of commercial foodservice equipment for the six-month period ended July 3, 2010 decreased by $28.3 million as compared to the six-month period ended July 4, 2009. The net sales reduction reflects a large order from a major restaurant chain in the first half of 2009 which did not recur, offset in part by an increase in international and general market sales due to improving market conditions and increase market penetration.

•
Net sales for the Food Processing Equipment Group amounted to $40.1 million in the six-month period ended July 3, 2010 as compared to $28.5 million in the prior year period. Net sales of food processing equipment increased as economic conditions improved in comparison to the prior year period and capital spending budgets of food processors increased.

.
GROSS PROFIT. Gross profit increased to $132.9 million in the second quarter of 2010 from $130.1 million in the prior year period. The gross margin rate was 39.8 % for the six month period ended July 3, 2010 as compared to 38.3% in the prior year period. The net increase in the gross margin rate reflects:

•	Cost reduction initiatives that were instituted in 2009 due to economic conditions.

•	Improved margins at certain of the newly acquired operating companies which have improved due to acquisition integration initiatives including cost savings from plant consolidations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $75.0 million in the six-month period ended July 4, 2009 to $76.7 million in the six-month period ended July 3, 2010. As a percentage of net sales, operating expenses increased from 22.1% in the six-month period ended July 4, 2009 to 23.0% in the six-month period ended July 3, 2010. Selling expenses increased from $32.9 million in the six-month period ended July 4, 2009 to $36.7 million in the six-month period ended July 3, 2010. Selling expenses reflect increased costs of $1.2 associated with recent acquisitions, $2.2 million associated with marketing related expenses and $0.9 million related to compensation expenses. General and administrative expenses decreased from $42.1 million in the six-month period ended July 4, 2009 to $40.1 million in the six-month period ended July 3, 2010. The prior year six month period included $2.4 million of non-recurring charges associated with manufacturing facility consolidation initiatives. General and administrative expenses also reflect an increase of $0.8 million of increased costs associated with the acquired operations of CookTek, Anets and Doyon and $4.0 million related to incentive based compensation.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs decreased to $4.7 million in the six-month period ended July 3, 2010 as compared to $6.0 million in the six-month period ended July 4, 2009, due to lower interest rates on lower average debt balances. Other expense was $0.6 million in the six-month period ended July 3, 2010 as compared to $0.7 million in the six-month period ended July 4, 2009. Other expense consists primarily of foreign exchange losses.

INCOME TAXES. A tax provision of $19.6 million, at an effective rate of 39%, was recorded during the six-month period ended July 3, 2010, as compared to a $20.5 million provision at a 42% effective rate in the six-month period ended July 3, 2010. The reduced effective rate reflects non-recurring benefit to tax reserves resulting from closed audit periods.

Financial Condition and Liquidity

During the six months ended July 3, 2010, cash and cash equivalents decreased by $1.0 million to $7.4 million at July 3, 2010 from $8.4 million at January 2, 2010. Net borrowings decreased from $275.6 million at January 2, 2010 to $249.0 million at July 3, 2010.

OPERATING ACTIVITIES. Net cash provided by operating activities was $32.1 million for the six month period ended July 3, 2010 compared to $47.2 million for the six-month period ended July 4, 2009.

During the six months ended July 3, 2010, working capital levels changed due to normal business fluctuations, including the impact of increased seasonal working capital needs. These changes in working capital levels included a $17.6 million increase in accounts receivable, a $0.5 million increase in inventory and a $6.7 million decrease in accounts payable. Prepaid and other assets increased $0.8 million. Accrued expenses and other non-current liabilities increased by $0.5 million.

INVESTING ACTIVITIES. During the six months ended July 3, 2010, net cash used in investing activities amounted to $5.0 million. This includes $2.4 million of capital expenditures primarily associated with additions and upgrades of production equipment and $2.6 million associated with deferred payments to the sellers of Giga and CookTek.

FINANCING ACTIVITIES. Net cash flows used by financing activities were $27.9 million during the six months ended July 3, 2010. The net decrease in debt includes $25.2 million in repayments under the company’s $497.8 million revolving credit facility utilized to fund the company’s investing activities. The company also used $3.0 million to repurchase 56,398 shares of its common stock under a stock repurchase program.

At July 3, 2010, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU 2010-06 requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for such transfers and in to disclose separately information about purchases, sales, issuances and settlements the reconciliation for Level 3 fair value measurements. The company adopted the provisions of ASU No. 2010-06 on January 3, 2010, except for disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. These disclosures will be effective for financial statements issued for fiscal years beginning after December 15, 2010. The company does not expect that the adoption of ASU No. 2010-06 will have a material impact on the company’s financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”). ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities.  The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010.  The company will adopt the provisions of ASU No. 2009-13 as required. The company does not expect that the adoption of ASU No. 2009-13 will have a material impact on the company’s financial position, results of operations or cash flows.

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

Revenue Recognition: The company recognizes revenue on the sale of its products when risk of loss has passed to the customer, which occurs at the time of shipment, and collectability is reasonably assured. The sale prices of the products sold are fixed and determinable at the time of shipment. Sales are reported net of sales returns, sales incentives and cash discounts based on prior experience and other quantitative and qualitative factors.

At the Food Processing Equipment Group, the company enters into long-term sales contracts for certain products. Revenue under these long-term sales contracts is recognized using the percentage of completion method prescribed by ASC 605-25-25 “Percentage of Completion Method or Recognizing Revenue under Construction Contracts” due to the length of time to fully manufacture and assemble the equipment. The company measures revenue recognized based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. Because estimated labor hours to complete a project are based upon forecasts using the best available information, the actual hours may differ from original estimates. The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the company's financial statements and most accurately measures the matching of revenues with expenses. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements.

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

Warranty: In the normal course of business the company issues product warranties for specific product lines and provides for the estimated future warranty cost in the period in which the sale is recorded. The estimate of warranty cost is based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Because warranty estimates are forecasts that are based on the best available information, actual claims costs may differ from amounts provided. Adjustments to initial obligations for warranties are made as changes in the obligations become reasonably estimable.

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

Contractual Obligations

The company's contractual cash payment obligations as of July 3, 2010 are set forth below (in thousands):

	Amounts				Total
	Due Sellers			Idle	Contractual
	From	Long-term	Operating	Facility	Cash
	Acquisitions	Debt	Leases	Leases	Obligations

Less than 1 year	$2,052	$5,677	$3,530	$460	$11,719
1-3 years	3,127	241,453	5,377	991	250,948
3-5 years	—	502	2,084	646	3,232
After 5 years	—	1,376	—	162	1,538

	$5,179	$249,008	$10,991	$2,259	$267,437

The company has obligations to make $5.2 million of purchase price payments to the sellers of Giga and CookTek that were deferred in conjunction with the acquisitions.

The company has contractual obligations under its various debt agreements to make interest payments. These amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments is not determinable.

The company has $9.0 million in outstanding letters of credit, which expire on April 4, 2011 to secure potential obligations under various business programs.

Idle facility leases consists of obligations for manufacturing locations that were exited in conjunction with the company's manufacturing consolidation efforts. These lease obligations continue through June 2015. The obligations presented above do not reflect any anticipated sublease income from the facilities.

The projected benefit obligation of the company’s defined benefit plans exceeded the plans’ assets by $10.4 million at the end of 2009. The unfunded benefit obligations were comprised of a $3.3 million underfunding of the company’s Smithville plan, which was acquired as part of the Star acquisition, $0.9 million underfunding of the company's Elgin union plan and $6.2 million of underfunding of the company's director plans. The company does not expect to contribute to the director plans in 2010. The company expects to continue to make minimum contributions to the Smithville and Elgin plan as required by the Employee Retirement Income Security Act of 1974, which are expected to be $0.3 million and $0.1 million, respectively in 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About MarketRisk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates.  The following table summarizes the maturity of the company’s debt obligations.

	Fixed	Variable
	Rate	Rate
Twelve Month Period Ending	Debt	Debt
	(in thousands)

July 3, 2010	$—	$5,677
July 3, 2011	—	374
July 3, 2012	—	241,079
July 3, 2013	—	278
July 3, 2014 and thereafter	—	1,600

	$—	$249,008

Terms of the company’s senior credit agreement provide for $497.8 million of availability under a revolving credit line. As of July 3, 2010, the company had $240.8 million of borrowings outstanding under this facility. The company also has $9.0 million in outstanding letters of credit as of July 3, 2010, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $239.7 million at July 3, 2010.

At July 3, 2010, borrowings under the senior secured credit facility are assessed at an interest rate 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At July 3, 2010 the average interest rate on the senior debt amounted to 1.60%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of July 3, 2010.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On July 3, 2010 these facilities amounted to $3.0 million in U.S. dollars, including $1.3 million outstanding under a revolving credit facility and $1.7 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 3.85% on July 3, 2010. The term loan matures in 2013 and the interest rate is assessed at 5.146%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On July 3, 2010 these facilities amounted to $4.0 million in U.S. dollars.  The interest rate on the credit facilities is tied to six-month Euro LIBOR. At July 3, 2010, the average interest rate on these facilities was approximately 3.5%. The facilities mature in April of 2015.

In December 2009, the company completed its acquisition of Doyon in Canada.  This acquisition was funded in part with locally established debt facilities with borrowings denominated in Canadian dollars.  On July 3, 2010, these facilities amounted to $1.3 million U.S. dollars.  The borrowings under these facilities are collateralized by the assets of the company.  The interest rate on these credit facilities is assessed at 0.75% above the prime rate.  At July 3, 2010, the average interest rate on these facilities amounted to 2.5%.These facilities mature in 2017.

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and integration expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt.  The agreements swap one-month LIBOR for fixed rates. As of July 3, 2010 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

15,000,000	3.130%	09/08/08	09/06/10
10,000,000	3.032%	02/06/08	02/06/11
10,000,000	3.590%	06/10/08	06/10/11
10,000,000	3.460%	09/08/08	09/06/11
25,000,000	3.670%	09/23/08	09/23/11
15,000,000	1.220%	11/23/09	11/23/11
10,000,000	1.120%	03/11/10	03/11/12
20,000,000	1.800%	11/23/09	11/23/12
20,000,000	1.560%	03/11/10	12/11/12

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, a maximum ratio of indebtedness of 3.5 debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and a minimum fixed charge coverage of 1.25 EBITDA to fixed charges. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company. At July 3, 2010, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of July 3, 2010, the fair value of these instruments was a loss of $2.8 million. The change in fair value of these swap agreements in the first six months of 2010 was a gain of less than $0.1 million, net of taxes.

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

As of July 3, 2010, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended July 3, 2010, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the six months ended July 3, 2010, except as follows:

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
April 3 to May 1, 2010	—	—	—	627,332
May 2 to May 29, 2010	23,513	—	—	603,819
May 30, 2010 to July 3, 2010	32,885	—	—	570,934
Quarter ended July 3, 2010	56,398	—	—	570,934

In July 1998, the company's Board of Directors adopted a stock repurchase program that authorized the purchase of common shares in open market purchases. As of July 3, 2010, 1,229,066 shares had been purchased under the 1998 stock repurchase program.

Item 6.  Exhibits

Exhibits – The following exhibits are filed herewith:

Exhibit 10.1 –
Fourth Amended and Restated Credit Agreement, dated as of December 28, 2007, among The Middleby Corporation, Middleby Marshall Inc., Various Financial Institutions, Wells Fargo Bank, Inc., Wells Fargo Bank N.A., as syndication agent, Royal Bank of Canada, RBS Citizens, N.A., as Co-Documentation Agents, Fifth Third Bank and National City Bank as Co-Agents and Bank of America N.A., as Administrative Agent, Issuing Lender and Swing Line Lender.

Exhibit 10.2 –
First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of August 8, 2008, among The Middleby Corporation, Middleby Marshall, Inc. Various Financial Institutions and Bank of America N.A., as Administrative Agent.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended July 3, 2010, filed on August 12, 2010, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date	August 12, 2010	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer