Form 10-Q
period 2010-10-02
MIDDLEBY CORP
filed 2010-11-12
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2010

or
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

As of November 5, 2010, there were 18,454,934 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED OCTOBER 2, 2010

INDEX

PART I.  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	October 2, 2010	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$5,986	$8,363
Accounts receivable, net of reserve for doubtful accounts of $7,195 and $6,596	102,710	78,897
Inventories, net	106,053	90,640
Prepaid expenses and other	9,139	9,914
Prepaid taxes	4,176	5,873
Current deferred taxes	25,229	23,339
Total current assets	253,293	217,026
Property, plant and equipment, net of accumulated depreciation of $48,750 and $44,988	44,791	47,340
Goodwill	372,049	358,506
Other intangibles	191,000	189,572
Other assets	5,505	3,902
Total assets	$866,638	$816,346
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	5,349	$7,517
Accounts payable	51,650	38,580
Accrued expenses	113,185	100,259
Total current liabilities	170,184	146,356
Long-term debt	238,259	268,124
Long-term deferred tax liability	14,379	14,187
Other non-current liabilities	44,116	45,024
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 47,500,000 shares authorized; 22,685,913 and 22,622,650 shares issued in 2010 and 2009, respectively	137	136
Paid-in capital	175,712	162,001
Treasury stock at cost; 4,230,979 and 4,069,913 shares in 2010 and 2009, respectively	(110,780)	(102,000)
Retained earnings	339,260	287,387
Accumulated other comprehensive income	(4,629)	(4,869)
Total stockholders' equity	399,700	342,655
Total liabilities and stockholders' equity	$866,638	$816,346

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct 2, 2010	Oct 3, 2009	Oct 2, 2010	Oct 3, 2009

Net sales	$177,793	$153,989	$511,888	$494,136
Cost of sales	107,106	91,952	308,304	301,989
Gross profit	70,687	62,037	203,584	192,147
Selling expenses	17,776	16,361	54,437	49,335
General and administrative expenses	20,900	17,602	60,972	59,702
Income from operations	32,011	28,074	88,175	83,110
Net interest expense and deferred financing amortization	2,177	2,797	6,898	8,800
Other expense, net	(121)	(137)	443	607
Earnings before income taxes	29,955	25,414	80,834	73,703
Provision for income taxes	9,353	9,913	28,961	30,421
Net earnings	$20,602	$15,501	$51,873	$43,282

Net earnings per share:
Basic	$1.16	$0.88	$2.91	$2.46

Diluted	$1.13	$0.83	$2.84	$2.34

Weighted average number of shares
Basic	17,815	17,600	17,811	17,589
Dilutive stock options[1]	459	1,154	460	931
Diluted	18,274	18,754	18,271	18,520

[1]	There were no anti-dilutive stock options excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	Oct 2, 2010	Oct 3, 2009

Cash flows from operating activities-
Net earnings	$51,873	$43,282

Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	11,656	11,873
Deferred taxes	(1,698)	(2,850)
Non-cash share-based compensation	11,058	8,184
Unrealized loss on derivative financial instruments	4	14
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(19,344)	22,065
Inventories, net	(5,563)	11,718
Prepaid expenses and other assets	2,003	(850)
Accounts payable	9,279	(2,636)
Accrued expenses and other liabilities	6,888	(13,638)

Net cash provided by operating activities	66,156	77,162

Cash flows from investing activities-
Net additions to property and equipment	(3,008)	(4,941)
Acquisition of Giga	(1,621)	—
Acquisition of TurboChef, net of cash acquired	—	(116,129)
Acquisition of CookTek	(1,000)	(8,000)
Acquisition of Anets	(500)	(3,359)
Acquisition of Doyon	(577)	—
Acquisition of PerfectFry, net of cash acquired	(4,607)	—
Acquisition of Cozzini, net of cash acquired	(17,443)	—

Net cash (used in) investing activities	(28,756)	(132,429)

Cash flows from financing activities-
Net (repayments) proceeds under revolving credit facilities	(30,050)	59,650
Net repayments under foreign bank loan	(1,508)	221
Repurchase of treasury stock	(8,780)	—
Net proceeds from stock issuances	565	384

Net cash (used in) provided by financing activities	(39,773)	60,255

Effect of exchange rates on cash
and cash equivalents	(4)	(141)

Changes in cash and cash equivalents-
Net (decrease) increase in cash and cash equivalents	(2,377)	4,847

Cash and cash equivalents at beginning of year	8,363	6,144

Cash and cash equivalents at end of the nine-month period	$5,986	$10,991

Supplemental disclosure of cash flow information:
Interest paid	$6,352	$8,170
Income tax payments	$24,283	$24,509

Non-cash financing and investing activities:
Stock issuance related to the acquisition of TurboChef	$—	$44,048
Stock issuance related to the acquisition of Cozzini	$2,090	$—
Contingent consideration related to the acquisition of CookTek	$—	$7,360
Contingent consideration related to the acquisition of Cozzini	$2,000	$—

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2010
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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of October 2, 2010 and January 2, 2010, and the results of operations for the three and nine months ended October 2, 2010 and October 3, 2009 and cash flows for the nine months ended October 2, 2010 and October 3, 2009.

B)	Non-Cash Share-Based Compensation

The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $3.7 million and $2.7 million for the third quarter of 2010 and 2009, respectively. Non-cash share-based compensation expense was $11.1 million and $8.2 million for the nine month periods ended October 2, 2010 and October 3, 2009, respectively.

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

As of January 2, 2010, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $20.3 million (of which $12.9 would impact the effective tax rate if recognized) plus approximately $2.0 million of accrued interest and $2.2 million of penalties. As of October 2, 2010, there were no significant changes in the total amount of liability for unrecognized tax benefits. During the second quarter, the IRS completed its audit of the company's 2007 federal tax return resulting in a $1.3 million benefit to the provision. The results of this audit were reflected in the company's second quarter financial statements.

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

The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy at October 2, 2010 are as follows (in thousands):

	Fair Value	Fair Value	Fair Value
	Level 1	Level 2	Level 3	Total
As of October 2, 2010
Financial Assets:
None	—	—	—	$—

Financial Liabilities:
Interest rate swaps	—	$2,921	—	$2,921
Contingent consideration	—	—	$5,706	$5,706

As of January 2, 2010
Financial Assets:
None	—	—	—	$—

Financial Liabilities:
Interest rate swaps	—	$2,966	—	$2,966
Contingent consideration	—	—	$4,134	$4,134

The contingent consideration relates to earnout provisions recorded in conjunction with the acquisitions of CookTek LLC and the food processing equipment division of Cozzini, Inc. See Note 2 for more information.

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

The CookTek purchase agreement included an earnout provision providing for contingent payments due to the sellers to the extent certain financial targets are exceeded. The earnout amounts are payable in the four consecutive years subsequent to the acquisition date if CookTek exceeds certain sales targets for each of those years. The earnout payment will amount to 10% of the sales in excess of the target for each of the respective years. There is no cap on the potential earnout payment, however, the company’s estimated probable range of the contingent consideration is between $0 and $8 million. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date was $4.7 million. This amount was determined based on an income approach.

The goodwill and $3.5 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350 “Intangibles – Goodwill and Other.” Other intangibles also include less than $0.1 million allocated to backlog, $0.7 million allocated to developed technology and $2.4 million allocated to customer relationships which are to be amortized over periods of 3 months, 6 years and 5 years, respectively. Goodwill and other intangibles of CookTek are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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

The goodwill and $0.9 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include less than $0.1 million allocated to developed technology and $0.2 million allocated to customer relationships, both of which are to be amortized over the period of 3 years. Goodwill and other intangibles of Anets are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

Doyon

On December 14, 2009, the company completed its acquisition of Doyon Equipment, Inc. (“Doyon”), a leading Canadian manufacturer of baking ovens for the commercial foodservice industry, for a purchase price of approximately $5.8 million. During the three month period ended October 2, 2010, the company finalized the working capital provision resulting in an additional payment of $577,000.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	Dec 14, 2009	Adjustments	Dec 14, 2009

Current assets	$5,034	$—	$5,034
Property, Plant and Equipment	1,876	—	1,876
Goodwill	191	1,550	1,741
Other intangibles	2,355	(82)	2,273
Current maturities of long-term debt	(285)	—	(285)
Current liabilities	(2,105)	(891)	(2,996)
Long-term debt	(1,081)	—	(1,081)
Other non-current liabilities	(166)	—	(166)

Net assets and liabilities assumed	$5,819	$577	$6,396

The goodwill and $1.4 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $0.1 million allocated to developed technology and $0.8 million allocated to customer relationships which are to be amortized over the periods of 5 years. Goodwill and other intangibles of Doyon are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

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

PerfectFry

On July 13, 2010, the company completed its acquisition of substantially all of the assets and operations of PerfectFry Company LTD (“PerfectFry”), a leading manufacturer of ventless countertop frying units for the commercial foodservice industry for a purchase price of approximately $4.6 million. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreement.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

Jul 13, 2010

Cash	$247
Current assets	1,949
Goodwill	2,502
Other intangibles	1,653
Current liabilities	(1,497)

Net assets and liabilities assumed	$4,854

The goodwill and $1.2 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $0.1 million allocated to developed technology and $0.3 million allocated to customer relationships which are to be amortized over the periods of 5 years. Goodwill and other intangibles of PerfectFry are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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

Cozzini

On September 21, 2010, the company completed its acquisition of the food processing equipment business of Cozzini, Inc. (“Cozzini”), a leading manufacturer of equipment solutions for the food processing industry, for an aggregate purchase price of approximately $19.5 million, including $17.4 million in cash and 34,263 shares of Middleby common stock valued at $2.1 million. An additional contingent payment is also payable upon the achievement of certain sales targets. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreement.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

Sep 21, 2010

Cash	$557
Current assets	13,601
Property, Plant and Equipment	863
Goodwill	9,601
Other intangibles	6,691
Other assets	636
Current liabilities	(11,859)

Consideration paid at closing	$20,090

Contingent consideration	2,000

Net assets acquired and liabilities assumed	$22,090

The goodwill and $3.2 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $0.6 million allocated to developed technology, $2.4 million allocated to customer relationships and $0.4 million allocated to backlog which are to be amortized over the periods of 5 years, 7 years and 3 months respectively. Goodwill and other intangibles of Cozzini are allocated to the Food Processing Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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

The Cozzini purchase agreement included an earnout provision providing for a contingent payment due to the sellers to the extent certain financial targets are exceeded. This earnout payment is payable within the first quarter of 2011 if Cozzini exceeds certain sales targets for fiscal 2010. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date was $2.0 million.

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

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 2, 2010	Oct 3, 2009	Oct 2, 2010	Oct 3, 2009

Net earnings	$20,602	$15,501	$51,873	$43,282
Currency translation adjustment	2,557	365	251	1,333
Unrealized gain on interest rate swaps, net of tax	(79)	466	(11)	1,041
Comprehensive income	$23,080	$16,332	$52,113	$45,656

Accumulated other comprehensive income is comprised of unrecognized pension benefit costs of $2.3 million, net of taxes of $0.6 million as of October 2, 2010 and January 2, 2010, foreign currency translation adjustments of $0.9 million as of October 2, 2010 and $1.1 million as of January 2, 2010 and an unrealized loss on interest rate swaps of $1.5 million, net of taxes of $1.0 million as of October 2, 2010 and January 2, 2010.

6)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $16.0 million at October 2, 2010 and $15.6 million at January 2, 2010 and represented approximately 15% and 17% of the total inventory in each respective period. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at October 2, 2010 and January 2, 2010 are as follows:

	Oct 2, 2010	Jan 2, 2010
	(in thousands)
Raw materials and parts	$60,708	$51,071
Work-in-process	18,440	13,629
Finished goods	27,696	26,731
	106,844	91,431
LIFO reserve	(791)	(791)

	$106,053	$90,640

7)	Goodwill

Changes in the carrying amount of goodwill for the nine months ended October 2, 2010 are as follows (in thousands):

	Commercial	Food
	Foodservice	Processing	Total

Balance as of January 2, 2010	$326,980	$31,526	$358,506

Goodwill acquired during the year	2,502	9,601	12,103
Adjustments to prior year acquisitions	1,567	—	1,567
Foreign exchange rate effect	(127)	—	(127)

Balance as of October 2, 2010	$330,922	$41,127	$372,049

8)	Accrued Expenses

Accrued expenses consist of the following:

	Oct 2, 2010	Jan 2, 2010
	(in thousands)

Accrued payroll and related expenses	$28,372	$19,988
Advance customer deposits	17,630	14,066
Accrued warranty	14,213	14,265
Accrued customer rebates	13,161	12,980
Accrued product liability and workers comp	9,443	9,877
Accrued agent commission	6,701	4,825
Accrued professional services	5,559	4,931
Other accrued expenses	18,106	19,327

	$113,185	$100,259

9)	Warranty Costs

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

A rollforward of the warranty reserve is as follows:

Nine Months Ended
Oct 2, 2010
(in thousands)

Beginning balance	$14,265
Warranty reserve related to acquisitions	481
Warranty expense	16,416
Warranty claims	(16,949)
Ending balance	$14,213

10)	Financing Arrangements

	Oct 2, 2010	Jan 2, 2010
	(in thousands)

Senior secured revolving credit line	$235,850	$265,900
Foreign loan	7,758	9,741
Total debt	$243,608	$275,641

Less: Current maturities of long-term debt	5,349	7,517

Long-term debt	$238,259	$268,124

Terms of the company’s senior credit agreement provide for $497.8 million of availability under a revolving credit line. As of October 2, 2010, the company had $235.9 outstanding under this facility. The company also has $6.9 million in outstanding letters of credit as of October 2, 2010, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $247.2 million at October 2, 2010.

At October 2, 2010, borrowings under the senior secured credit facility are assessed at an interest rate of 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At October 2, 2010 the average interest rate on the senior debt amounted to 1.55%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of October 2, 2010.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On October 2, 2010 these facilities amounted to $2.7 million in U.S. dollars, including $0.9 million outstanding under a revolving credit facility and $1.8 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 3.85% on October 2, 2010. The term loan matures in 2013 and the interest rate is assessed at 5.146%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l (“Giga”) in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On October 2, 2010 these facilities amounted to $4.1 million in U.S. dollars.  The interest rate on the credit facilities is tied to six-month Euro LIBOR. At October 2, 2010, the average interest rate on these facilities was approximately 3.5%. The facilities mature in April of 2015.

In December 2009, the company completed its acquisition of Doyon in Canada. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Canadian dollars. On October 2, 2010, these facilities amounted to $0.9 million U.S. dollars. The borrowings under these facilities are collateralized by the assets of the company. The interest rate on these credit facilities is assessed at 0.75% above the prime rate. At October 2, 2010, the average interest rate on these facilities amounted to 3.0%. These facilities mature in 2017.

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

The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations. The upfront cash payment is the amount that a market participant would be able to lend at October 2, 2010 to achieve sufficient cash inflows to cover the cash outflows under the company’s senior revolving credit facility assuming the facility was outstanding in its entirety until maturity. Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s senior revolving credit facility in December 2012. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods. The fair value of the company’s senior debt obligations as estimated by the company based upon its assumptions is approximately $238.2 million at October 2, 2010, as compared to the carrying value of $243.6 million.

The carrying value and estimated aggregate fair value, based primarily on market prices, of debt is as follows (in thousands):

	October 2, 2010		January 2, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$243,608	$238,227	$275,641	$267,632

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and integration expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of October 2, 2010 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

10,000,000	3.032%	02/06/08	02/06/11
10,000,000	3.590%	06/10/08	06/10/11
10,000,000	3.460%	09/08/08	09/06/11
25,000,000	3.670%	09/23/08	09/23/11
15,000,000	1.220%	11/23/09	11/23/11
10,000,000	1.120%	03/11/10	03/11/12
20,000,000	1.800%	11/23/09	11/23/12
20,000,000	1.560%	03/11/10	12/11/12
15,000,000	0.950%	09/07/10	12/06/12

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, ratios of indebtedness of 3.5 debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and fixed charge coverage of 1.25 EBITDA to fixed charges. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company. At October 2, 2010, the company was in compliance with all covenants pursuant to its borrowing agreements.

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

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. As of October 2, 2010, the company had no forward contracts outstanding.

Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of October 2, 2010, the fair value of these instruments was a loss of $2.9 million. The change in fair value of these swap agreements in the first nine months of 2010 was a gain of less than $0.1 million, net of taxes.

The following tables summarize the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated
	Balance Sheet Presentation	Oct 2, 2010	Jan 2, 2010

Fair value	Other non-current liabilities	$(2,921)	$(2,966)

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Presentation of Gain/(loss)	Oct 2, 2010	Oct 3, 2009	Oct 2, 2010	Oct 3, 2009

Gain/(loss) recognized in other comprehensive income	Other comprehensive income	$(860)	$(500)	$(2,621)	$(2,045)

Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(759)	$(1,279)	$(2,670)	$(3,767)

Gain recognized in income (ineffective portion)	Other expense	$7	$1	$(4)	$(14)

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

The Commercial Foodservice Equipment Group manufactures cooking equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in California, Illinois, Michigan, New Hampshire, North Carolina, Tennessee, Texas, Vermont, Canada, China, Denmark, Italy and the Philippines. Principal product lines of this group include conveyor ovens, ranges, steamers, convection ovens, combi-ovens, broilers and steam cooking equipment, induction cooking systems, baking and proofing ovens, griddles, charbroilers, catering equipment, fryers, toasters, hot food servers, foodwarming equipment, griddles and coffee and beverage dispensing equipment. These products are sold and marketed under the brand names: Anets, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, CTX, Carter-Hoffmann, CookTek, Doyon, Frifri, Giga, Holman, Houno, Jade, Lang, MagiKitch’n, Middleby Marshall, Nu-Vu, PerfectFry, Pitco, Southbend, Star, Toastmaster, TurboChef and Wells.

The Food Processing Equipment Group manufactures preparation, cooking, packaging and food safety equipment for the food processing industry. This business division has manufacturing operations in Illinois, Iowa, Wisconsin and Mexico. Its principal products include batch ovens, belt ovens and conveyorized cooking systems sold under the Alkar brand name; grinding and slicing equipment and food suspension, reduction and emulstion systems sold under the Cozzini brand name; breading, battering, mixing, slicing and forming equipment sold under the MP Equipment brand name and packaging and food safety equipment sold under the RapidPak brand name.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Oct 2, 2010		Oct 3, 2009		Oct 2, 2010		Oct 3, 2009
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice	$156,081	87.8	$136,643	88.7	$450,036	87.9	$448,252	90.7
Food Processing	21,712	12.2	17,346	11.3	61,852	12.1	45,884	9.3

Total	$177,793	100.0%	$153,989	100.0%	$511,888	100.0%	$494,136	100.0%

The following table summarizes the results of operations for the company's business segments(1)(in thousands):

	Commercial	Food	Corporate
	Foodservice	Processing	and Other(2)	Total

Three months ended October 2, 2010
Net sales	$156,081	$21,712	$—	$177,793
Income from operations	38,002	4,040	(10,031)	32,011
Depreciation and amortization expense	3,257	438	154	3,849
Net capital expenditures	400	65	138	603

Nine months ended October 2, 2010
Net sales	$450,036	$61,852	$—	$511,888
Income from operations	107,042	12,076	(30,943)	88,175
Depreciation and amortization expense	10,040	1,150	466	11,656
Net capital expenditures	2,492	167	349	3,008

Total assets	709,733	104,377	52,528	866,638
Long-lived assets	524,905	58,271	30,169	613,345

Three months ended October 3, 2009
Net sales	$136,643	$17,346	$—	$153,989
Income from operations	30,655	3,815	(6,396)	28,074
Depreciation and amortization expense	3,288	319	191	3,798
Net capital expenditures	879	50	42	971

Nine months ended October 3, 2009
Net sales	$448,252	$45,884	$—	$494,136
Income from operations	100,072	7,658	(24,620)	83,110
Depreciation and amortization expense	10,381	980	512	11,873
Net capital expenditures	4,467	74	400	4,941

Total assets	715,737	68,177	39,267	823,181
Long-lived assets	542,634	43,347	11,916	597,897

(1)
Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.

(2)	Includes corporate and other general company assets and operations.

Long-lived assets by major geographic region are as follows (in thousands):

	Oct 2, 2010	Oct 3, 2009
United States and Canada	$586,151	$568,891
Asia	1,826	1,917
Europe and Middle East	24,412	26,895
Latin America	956	194
Total international	$27,194	$29,006
	$613,345	$597,897

Net sales by major geographic region were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 2, 2010	Oct 3, 2009	Oct 2, 2010	Oct 3, 2009
United States and Canada	$141,179	$125,071	$410,444	$417,703
Asia	12,503	8,111	29,724	18,757
Europe and Middle East	17,675	17,039	56,915	46,392
Latin America	6,436	3,768	14,805	11,284
Total international	$36,614	$28,918	$101,444	$76,433
	$177,793	$153,989	$511,888	$494,136

13)	Employee Retirement Plans

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

In March 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010, (collectively, the “Act”) were signed into law. The company is currently evaluating provisions of the Act to determine its potential impact, if any, on health care benefit costs.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Oct 2, 2010		Oct 3, 2009		Oct 2, 2010		Oct 3, 2009
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice	$156,081	87.8	$136,643	88.7	$450,036	87.9	$448,252	90.7
Food Processing	21,712	12.2	17,346	11.3	61,852	12.1	45,884	9.3

Total	$177,793	100.0%	$153,989	100.0%	$511,888	100.0%	$494,136	100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended		Nine Months Ended
	Oct 2, 2010	Oct 3, 2009	Oct 2, 2010	Oct 3, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.2	59.7	60.2	61.1
Gross profit	39.8	40.3	39.8	38.9
Selling, general and administrative expenses	21.8	22.1	22.6	22.1
Income from operations	18.0	18.2	17.2	16.8
Net interest expense and deferred financing amortization	1.2	1.8	1.3	1.8
Other expense, net	(0.1)	(0.1)	0.1	0.1
Earnings before income taxes	16.9	16.5	15.8	14.9
Provision for income taxes	5.3	6.4	5.7	6.1
Net earnings	11.6%	10.1%	10.1%	8.8%

Three Months Ended October 2, 2010 Compared to Three Months Ended October 3, 2009

NET SALES. Net sales for the third quarter of fiscal 2010 were $177.8 million as compared to $154.0 million in the third quarter of 2009.

•
Net sales at the Commercial Foodservice Equipment Group amounted to $156.1 million in the third quarter of 2010 as compared to $136.6 million in the prior year quarter. Net sales resulting from the acquisitions of Doyon and PerfectFry, which were acquired on December 14, 2009, and July 13, 2010, respectively, accounted for an increase of $4.8 million during the third quarter of 2010. Excluding the impact of these acquisitions, net sales of commercial foodservice equipment increased $14.7 million in the third quarter of 2010. The improvement in net sales reflects an improvement in market conditions as commercial restaurant customers increased their spending on replacement of equipment.  Additionally, net sales reflects increased market penetration resulting from new product introductions and increased sales activities focused on major restaurant chain accounts and the emerging markets.

•
Net sales for the Food Processing Equipment Group amounted to $21.7 million in the third quarter of 2010 as compared to $17.3 million in the prior year quarter. Net sales resulting from the acquisition of Cozzini, which was acquired on September 21, 2010 accounted for an increase of $1.0 million. Net sales of food processing equipment increased as economic conditions and capital expenditure activities improved in comparison to the third quarter of 2009.

GROSS PROFIT. Gross profit increased to $70.7 million in the third quarter of 2010 from $62.0 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate was 39.8% in the third quarter of 2010 as compared to 40.3% in the prior year quarter. The net decrease in the gross margin rate reflects:

•	The impact of rising steel costs.

•	Lower margins at newly acquired companies which unfavorably impacted the margin rate.

•	The benefit of sales volumes offset by a less favorable product mix.

•	The benefit of cost savings initiatives to reduce material spend and overhead costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $34.0 million in the third quarter of 2009 to $38.7 million in the third quarter of 2010. As a percentage of net sales, operating expenses decreased from 22.1% in the third quarter of 2009 to 21.8% in the third quarter of 2010. Selling expenses increased from $16.4 million in the third quarter of 2009 to $17.8 million in the third quarter of 2010. Selling expenses reflect increased costs of $0.7 million associated with acquisitions of Doyon, PerfectFry and Cozzini and $0.3 million associated with commission expense due to higher sales volumes. General and administrative expenses increased from $17.6 million in the third quarter of 2009 to $20.9 million in the third quarter of 2010. General and administrative expenses reflect $0.6 million of costs associated with the recent acquisitions. The current year period also reflects increased incentive compensation of $4.1 million and $0.8 million associated with severance costs recorded during the third quarter associated with headcount reduction initiatives. The prior year period includes $2.5 million of non-recurring charges associated with manufacturing consolidation initiatives.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs decreased to $2.2 million in the third quarter of 2010 as compared to $2.8 million in the third quarter of 2009, due to lower interest rates on lower average debt balances. Other income was $0.1 million in the third quarter of 2010, which primarily consisted of foreign exchange losses, as compared to $0.1 million in the prior year third quarter.

INCOME TAXES. A tax provision of $9.4 million, at an effective rate of 31%, was recorded during the third quarter of 2010, as compared to a $9.9 million provision at a 39% effective rate in the prior year quarter. The reduced effective rate reflects a one-time benefit associated with the deduction of transaction costs related to the acquisition activities, favorable adjustments to tax reserves related to reduced state exposures, and increased deductions for qualified manufacturing activities.

Nine Months Ended October 2, 2010 Compared to Nine Months Ended October 3, 2009

NET SALES. Net sales for the nine-month period ended October 2, 2010 were $511.9 million as compared to $494.1 million in the nine-month period ended October 3, 2009.

•
Net sales at the Commercial Foodservice Equipment Group for the nine-month period ended October 2, 2010 amounted to $450.0 million as compared to $448.3 million for the nine-month period ended October 3, 2009. Net sales from the acquisitions of CookTek, Anets, PerfectFry and Doyon, which were acquired on April 26, 2009, April 30, 2009, December 14, 2009 and July 13, 2010, respectively, accounted for an increase of $15.6 million during the nine-month period ended October 2, 2010. Excluding the impact of acquisitions, net sales of commercial foodservice equipment for the nine-month period ended October 2, 2010 decreased by $13.7 million as compared to the nine-month period ended October 3, 2009. The net sales reduction reflects a large order from a major restaurant chain in the first half of 2009 which did not recur, offset in part by an increase in international and general market sales due to improving market conditions and increased market penetration.

•
Net sales for the Food Processing Equipment Group amounted to $61.9 million in the nine-month period ended October 2, 2010 as compared to $45.9 million in the prior year period. Net sales resulting from the acquisition of Cozzini, which was acquired on September 21, 2010, accounted for an increase of $1.0 million. Net sales of food processing equipment increased as economic conditions improved in comparison to the prior year period and capital expenditure activities of food processors increased.

GROSS PROFIT. Gross profit increased to $203.6 million in the nine-month period ended October 2, 2010 from $192.1 million in the prior year period. The gross margin rate was 39.8% for the nine month period ended October 2, 2010, as compared to 38.9% in the prior year period. The net increase in the gross margin rate reflects:

•	Cost reduction initiatives that were instituted in 2009 due to economic conditions.

•	Improved margins at certain of the newly acquired operating companies which have improved due to acquisition integration initiatives including cost savings from plant consolidations.

•	The adverse impact of increased steel costs, which rose during the second and third quarters of 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $109.0 million in the nine-month period ended October 3, 2009 to $115.4 million in the nine-month period ended October 2, 2010. As a percentage of net sales, operating expenses increased from 22.1% in the nine-month period ended October 3, 2009 to 22.6% in the nine-month period ended October 2, 2010. Selling expenses increased from $49.3 million in the nine-month period ended October 3, 2009 to $54.4 million in the nine-month period ended October 2, 2010. Selling expenses reflect increased costs of $1.9 million associated with recent acquisitions, $1.2 million associated with marketing related expenses and $1.2 million related to compensation expenses. General and administrative expenses increased from $59.7 million in the nine-month period ended October 3, 2009 to $61.0 million in the nine-month period ended October 2, 2010. General and administrative expenses reflect an increase of $1.4 million of costs associated with the acquired operations of CookTek, Anets, Doyon, PerfectFry and Cozzini, and increased incentive compensation of $8.2 million. The prior year nine month period included $4.9 million of non-recurring charges associated with manufacturing facility consolidation initiatives.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs decreased to $6.9 million in the nine-month period ended October 2, 2010 as compared to $8.8 million in the nine-month period ended October 3, 2009, due to lower interest rates on lower average debt balances. Other expense was $0.4 million in the nine-month period ended October 2, 2010 as compared to $0.6 million in the nine-month period ended October 3, 2009. Other expense consists primarily of foreign exchange losses.

INCOME TAXES. A tax provision of $29.0 million, at an effective rate of 36%, was recorded during the nine-month period ended October 2, 2010, as compared to a $30.4 million provision at a 41% effective rate in the nine-month period ended October 3, 2009. The reduced effective rate a reflects non-recurring benefit to tax reserves resulting from closed audit periods, a one-time benefit associated with the deduction of transaction costs related to the acquisition activities, favorable adjustments to tax reserves related to reduced state exposures, and increased deductions for qualified manufacturing activities.

Financial Condition and Liquidity

During the nine months ended October 2, 2010, cash and cash equivalents decreased by $2.4 million to $6.0 million at October 2, 2010 from $8.4 million at January 2, 2010. Net borrowings decreased from $275.6 million at January 2, 2010 to $243.6 million at October 2, 2010.

OPERATING ACTIVITIES. Net cash provided by operating activities was $66.2 million for the nine month period ended October 2, 2010, compared to $77.2 million for the nine-month period ended October 3, 2009.

During the nine months ended October 2, 2010, working capital levels changed due to normal business fluctuations, including the impact of increased seasonal working capital needs. These changes in working capital levels included a $19.3 million increase in accounts receivable, a $5.6 million increase in inventory and a $9.3 million decrease in accounts payable. Prepaid and other assets increased $2.0 million. Accrued expenses and other non-current liabilities increased by $6.9 million.

INVESTING ACTIVITIES. During the nine months ended October 2, 2010, net cash used in investing activities amounted to $28.8 million. Investing activities include the third quarter funding of $4.6 million for the acquisition of PerfectFry and $17.4 million for the acquisition of Cozzini.  Additionally, the company had deferred payments of $3.1 related to the Giga, CookTek, and Anets acquisitions completed in prior years.  During the third quarter of 2010, the company finalized the working capital provision relating to the Doyon acquisition, which resulted in an additional payment of $0.6 million to the sellers. The company also had capital expenditures of $3.0 million primarily associated with additions and upgrades of production equipment.

FINANCING ACTIVITIES. Net cash flows used in financing activities amounted to $39.8 million during the nine months ended October 2, 2010. The company’s borrowing activities included $30.1 million of repayments under its $497.8 million revolving credit faciltiy and $1.5 million of repayments of foreign borrowings. The net borrowings, along with cash generated from operating activities, were utilized to fund acquisition activities and capital expenditures. The company also used $8.8 million to repurchase 161,066 shares of its common stock under a stock repurchase program.

At October 2, 2010, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU 2010-06 requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for such transfers and to disclose separately information about purchases, sales, issuances and settlements the reconciliation for Level 3 fair value measurements. The company adopted the provisions of ASU No. 2010-06 on January 3, 2010, except for disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. These disclosures will be effective for financial statements issued for fiscal years beginning after December 15, 2010. The company does not expect that the adoption of ASU No. 2010-06 will have a material impact on the company’s financial position, results of operations or cash flows.

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

Contractual Obligations

The company's contractual cash payment obligations as of October 2, 2010 are set forth below (in thousands):

	Amounts				Total
	Due Sellers			Idle	Contractual
	From	Long-term	Operating	Facility	Cash
	Acquisitions	Debt	Leases	Leases	Obligations

Less than 1 year	$4,107	$5,349	$3,106	$421	$12,983
1-3 years	3,237	236,359	4,561	906	245,063
3-5 years	—	489	1,724	646	2,859
After 5 years	—	1,411	—	162	1,573

	$7,344	$243,608	$9,391	$2,135	$262,478

The company has obligations to make $7.3 million of purchase price payments to the sellers of Giga, CookTek and Cozzini that were deferred in conjunction with the acquisitions.

The company has contractual obligations under its various debt agreements to make interest payments. These amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments is not determinable.

The company has $6.9 million in outstanding letters of credit, which expire on October 1, 2011, to secure potential obligations under various business programs.

Idle facility leases consist of obligations for manufacturing locations that were exited in conjunction with the company's manufacturing consolidation efforts. These lease obligations continue through June 2015. The obligations presented above do not reflect any anticipated sublease income from the facilities.

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

	Fixed	Variable
	Rate	Rate
Twelve Month Period Ending	Debt	Debt
	(in thousands)

October 2, 2010	$—	$5,349
October 2, 2011	—	252
October 2, 2012	—	236,106
October 2, 2013	—	259
October 2, 2014 and thereafter	—	1,642

	$—	$243,608

Terms of the company’s senior credit agreement provide for $497.8 million of availability under a revolving credit line. As of October 2, 2010, the company had $235.9 million of borrowings outstanding under this facility. The company also has $6.9 million in outstanding letters of credit as of October 2, 2010, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $247.2 million at October 2, 2010.

At October 2, 2010, borrowings under the senior secured credit facility are assessed at an interest rate 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At October 2, 2010 the average interest rate on the senior debt amounted to 1.55%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of October 2, 2010.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On October 2, 2010 these facilities amounted to $2.7 million in U.S. dollars, including $0.9 million outstanding under a revolving credit facility and $1.8 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 3.85% on October 2, 2010. The term loan matures in 2013 and the interest rate is assessed at 5.146%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On October 2, 2010 these facilities amounted to $4.1 million in U.S. dollars.  The interest rate on the credit facilities is tied to nine-month Euro LIBOR. At October 2, 2010, the average interest rate on these facilities was approximately 3.5%. The facilities mature in April of 2015.

In December 2009, the company completed its acquisition of Doyon in Canada. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Canadian dollars. On October 2, 2010, these facilities amounted to $0.9 million U.S. dollars. The borrowings under these facilities are collateralized by the assets of the company. The interest rate on these credit facilities is assessed at 0.75% above the prime rate. At October 2, 2010, the average interest rate on these facilities amounted to 3.0%.These facilities mature in 2017.

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and integration expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of October 2, 2010 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

10,000,000	3.032%	02/06/08	02/06/11
10,000,000	3.590%	06/10/08	06/10/11
10,000,000	3.460%	09/08/08	09/06/11
25,000,000	3.670%	09/23/08	09/23/11
15,000,000	1.220%	11/23/09	11/23/11
10,000,000	1.120%	03/11/10	03/11/12
20,000,000	1.800%	11/23/09	11/23/12
20,000,000	1.560%	03/11/10	12/11/12
15,000,000	0.950%	09/07/10	12/06/12

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, a maximum ratio of indebtedness of 3.5 debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and a minimum fixed charge coverage of 1.25 EBITDA to fixed charges. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company. At October 2, 2010, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of October 2, 2010, the fair value of these instruments was a loss of $2.9 million. The change in fair value of these swap agreements in the first nine months of 2010 was a gain of less than $0.1 million, net of taxes.

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

As of October 2, 2010, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended October 2, 2010, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the nine months ended October 2, 2010, except as follows:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2010, the company completed its acquisition of substantially all of the assets of the food processing division of Cozzini, Inc., pursuant to an Asset Purchase Agreement, dated September, 21, 2010 (the “Agreement”). On September 21, 2010, as part of the consideration paid to Cozzini pursuant to the Agreement, the company issued 34,263 shares of the company’s common stock to Cozzini. The common stock was issued and sold in reliance on the exemption from the registration provisions of the Securities Act of 1933 set forth in Section 4(2) thereof.

c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
July 4 to July 31, 2010	—	—	—	570,934
August 1 to August 28, 2010	104,668	$54.89	—	466,266
August 29, 2010 to October 2, 2010	—	—	—	466,266
Quarter ended October 2, 2010	104,668	$54.89	—	466,266

In July 1998, the company's Board of Directors adopted a stock repurchase program that authorized the purchase of common shares in open market purchases. As of October 2, 2010, 1,333,734 shares had been purchased under the 1998 stock repurchase program.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended October 2, 2010, filed on November 12, 2010, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date	November 12, 2010	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer