Form 10-K
period 2011-01-01
MIDDLEBY CORP
filed 2011-03-02
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended January 1, 2011

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
Yes ☐               No  ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                                No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐             No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2010 was approximately $920,543,185.

The number of shares outstanding of the Registrant’s class of common stock, as of February 25, 2011, was 18,458,011 shares.

Documents Incorporated by Reference

Part III of Form 10-K incorporates by reference the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2011 annual meeting of stockholders.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
JANUARY 1, 2011
 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

		Page

	PART I

Item 1.	Business	1

Item 1A.	Risk Factors	9

Item 1B.	Unresolved Staff Comments	15

Item 2.	Properties	16

Item 3.	Legal Proceedings	17

Item 4.	Reserved	17

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18

Item 6.	Selected Financial Data	19

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk	28

Item 8.	Financial Statements and Supplementary Data	30

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	66

Item 9A.	Controls and Procedures	66

Item 9B.	Other Information	68

	PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

	PART IV

Item 15.	Exhibits and Financial Statement Schedule	70

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

Over the past three years the company has completed nine acquisitions in the commercial foodservice equipment and food processing equipment industries.  These acquisitions have added eleven brands to the Middleby portfolio and positioned the company as a leading supplier of equipment in both industries.

In December 2007, subsequent to the company’s fiscal 2007 year end, the company acquired New Star International Holdings, Inc. (“Star”) for $189.5 million in cash.  This acquisition added three leading brands to Middleby’s portfolio of brands in the commercial restaurant industry, including Star, a leader in light duty cooking and concession equipment, Holman, a leader in conveyor and pop-up toasters, and Lang, a leading oven and range line.  This transaction positions Middleby as a leading supplier to convenience chains and fast casual restaurant chains.

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

In April 2009, the company acquired the assets of CookTek LLC (“CookTek”) for $8.0 million in cash and $1.0 million in a deferred payment due the seller.  CookTek is a leader in the manufacture of induction cooking and warming systems for the commercial foodservice industry. CookTek’s line of induction cooking equipment utilizes magnetic waves to heat product in a highly energy efficient manner at speeds fast than conventional cooking equipment.

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

In December 2009, the company acquired all of the shares of Doyon Equipment Inc. (“Doyon”), a leading manufacturer of baking ovens for the commercial foodservice industry for approximately $6.4 million.  The acquisition of Doyon enhances Middleby’s position as a leader in the baking segment and better positions the company to address the growing needs of the retail and supermarket foodservice segment

In July 2010, the company acquired substantially all of the assets and operations of PerfectFry Company (“PerfectFry”), a leading manufacturer of ventless countertop frying units for a purchase price of approximately $4.9 million. This acquisition further strengthens Middleby’s leadership position in ventless cooking solutions for the commercial foodservice industry.

In September 2010, the company acquired the food processing equipment business of Cozzini Inc. (“Cozzini”), a leading manufacturer of equipment solutions for the food processing industry for an aggregate purchase price of approximately $19.2 million in cash, and 34,263 shares of Middleby common stock valued at $1.8 million. The acquisition of Cozzini complements Middleby’s existing food processing equipment brands Alkar, RapidPak and MP Equipment.

The company's annual reports on Form 10-K, including this Form 10-K, as well as the company's quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on the company's internet website, www.middleby.com. These reports are available as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Business Divisions and Products

The company conducts its business through two principal business divisions: the Commercial Foodservice Equipment Group and the Food Processing Equipment Group.  See Note 10 to the Consolidated Financial Statements for further information on the company's business segments.

Commercial Foodservice Equipment Group

The Commercial Foodservice Equipment Group has a broad portfolio of leading brands of cooking and warming equipment, which enable it to serve virtually any cooking or warming application within a commercial restaurant or institutional kitchen.  This cooking and warming equipment is used across all types of foodservice operations, including quick-service restaurants, full-service restaurants, convenience stores, retail outlets, hotels and other institutions.  The company offers a broad line of cooking equipment marketed under a portfolio of twenty -five brands, including,  Anets®,  Blodgett®, Blodgett Combi®, Blodgett Range®, Bloomfield®, CTX®, Carter-Hoffmann®, CookTek®, Doyon®, Frifri®, Giga®, Holman®, Houno®, Jade®, Lang®, MagiKitch'n®, Middleby Marshall®, MPC®, NuVu®, Pitco®, PerfectFry® Southbend®, Star®, Toastmaster®, TurboChef® and Wells®.  These products are manufactured at the company's U.S. facilities in California, Illinois, Michigan, New Hampshire, North Carolina, Tennessee, Texas and Vermont.  The company also has international manufacturing facilities located in China, Denmark, Italy and the Philippines. The company also has sales and service offices located in Australia, Brazil, Belgium, China, France, Germany, Hong Kong, India, Italy, Mexico, the Philippines, Russia, Saudi Arabia, Singapore, South Korea, Spain, Switzerland, United Arab Emirates and the United Kingdom.

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

•	PerfectFry® is the benchmark in ventless deep frying. PerfectFry products feature low start-up and operating costs along with a focus on safety, ease of operations and virtually odorless cooking.

•
Pitco Frialator® offers a broad line of gas and electric equipment combining reliability with efficiency in simple-to-operate professional frying equipment.  Since 1918, Pitco fryers have captured a major market share by offering simple, reliable equipment for cooking menu items such as french fries, onion rings, chicken, donuts and seafood.

•
For over 100 years, Southbend® has produced a broad array of heavy-duty, gas-fired equipment, including ranges, convection ovens, broilers and steam cooking equipment.  Southbend has dedicated significant resources to developing and introducing innovative product features resulting in a premier cooking line.

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

•
Since its inception in 1991, TurboChef® has pioneered the world of rapid cooking. The result of top-grade engineering and testing, TurboChef ovens feature proprietary technology, which combines superior air impingement with other rapid-cook methods to create high heat transfer rates and outstanding food quality.

•
Wells® is a leader in countertop and drop in warmers.  It is also one of only a few companies to offer ventless cooking systems.  Its patented technology allows a food service operator to utilize cooking equipment in locations where external ventilation may not be possible, such as shopping malls, airports and sports arenas.

Food Processing Equipment Group

The Food Processing Equipment Group provides a broad array of innovative products designed for the food processing industry.  These products include:

•	Cooking equipment, including batch ovens, belt ovens and conveyorized cooking systems marketed under the Alkar® brand.

•	Food preparation equipment including grinding, slicing, emulsification, mixing and blending equipment marketed under the Cozzini® brand.

•	Food preparation equipment, such as breading, battering, mixing, forming and slicing machines, marketed under the MP Equipment® brand.

•	Packaging and food safety equipment marketed under the Rapidpak® brand.

Customers include large international food processing companies throughout the world.  The company is recognized as a market leader in the manufacturing of equipment for producing pre-cooked meat products, such as hot dogs, dinner sausages, poultry and lunchmeats.  Through its broad line of products, the company is able to deliver a wide array of cooking solutions to service a variety of food processing requirements demanded by its customers.  The Food Processing Equipment Group has manufacturing facilities in Illinois, Iowa, Wisconsin and Mexico.

The Customers and Market

Commercial Foodservice Equipment Industry

The company's end-user customers include: (i) fast food or quick-service restaurants, (ii) full-service restaurants, including casual-theme restaurants, (iii) retail outlets, such as convenience stores, supermarkets and department stores and (iv) public and private institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, military facilities and government agencies.  The company's domestic sales are primarily through independent dealers and distributors and are marketed by the company's sales personnel and network of independent manufacturers' representatives.  Many of the dealers in the U.S. belong to buying groups that negotiate sales terms with the company.  Certain large multi-national restaurant and hotel chain customers have purchasing organizations that manage product procurement for their systems.  Included in these customers are several large multi-national restaurant chains, which account for a meaningful portion of the company's business, although no single customer accounts for more than 10% of net sales.  The company’s international sales are through a combined network of independent and company-owned distribution offices.  The company maintains sales and service offices in Australia, Brazil, Belgium, China, France, Hong Kong, India, Italy, Germany, Mexico, the Philippines, Russia, Saudi Arabia, Singapore, South Korea, Spain, Switzerland, United Arab Emirates and the United Kingdom.

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

Food processing has quickly become a highly competitive landscape dominated by a few large conglomerates that possess a variety of food brands.  The consolidation of food processing plants associated with industry consolidation drives a need for more flexible and efficient equipment that is capable of processing large volumes in quicker cycle times. In recent years, food processors have had to conform to the demands of “big-box” retailers, including, most importantly, greater product consistency and exact package weights.  Food processors are beginning to realize that their old equipment is no longer capable of efficiently producing adequate uniformity in the large product volumes required, and they are turning to equipment manufacturers that offer product consistency, innovative packaging designs and other solutions.  To protect their own brands and reputations, big-box retailers are also dictating food safety standards that are often more strict than government regulations.

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

The global food processing equipment industry is highly fragmented, large and growing. The company estimates demand for food processing equipment is approximately $3 billion in the U.S and $20 billion worldwide.  The company’s product offerings are estimated to compete in a subsegment of total industry, and the relevant market size for its products are estimated by management to exceed $0.5 billion in the U.S. and $1.5 billion worldwide.

Backlog

The company's backlog of orders was $63.5 million at January 1, 2011, all of which is expected to be filled during 2011.  The acquired PerfectFry and Cozzini businesses accounted for $7.7 million of the backlog.  The company's backlog was $51.7 million at January 2, 2010.  The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of the company’s products.

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

In the United States, the company distributes its products to independent end-users primarily through a network of non-exclusive dealers nationwide, who are supported by manufacturers' marketing representatives.  Sales are made direct to certain large restaurant chains that have established their own procurement and distribution organization for their franchise system.  International sales are primarily made through a network of independent local country stocking and servicing distributors and dealers and, at times, directly to major chains, hotels and other large end-users.

Food Processing Equipment Group

The company maintains a direct sales force to market the Alkar, Cozzini, MP Equipment and Rapidpak brands and maintains direct relationships with each of its customers.  The company also involves division management in the relationships with large global accounts.  In North America, the company employs regional sales managers, each with responsibility for a group of customers and a particular region. Internationally, the company maintains sales and distribution offices in Brazil, Italy and Mexico along with global sales managers supported by a network of independent sales representatives.

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

Manufacturing and Quality Control

The company manufactures products in thirteen domestic and five international production facilities.  In Brea, California, the company manufactures cooking ranges. In Chicago, Illinois, the company manufactures induction cooking and warming systems.  In Elgin, Illinois, the company manufactures conveyor ovens.  In Mundelein, Illinois, the company manufactures warming equipment and heated food cabinets. In Algona, Iowa the company manufacturers grinding, slicing, emulsification, mixing and blending equipment for customers in the food processing industry.  In Menominee, Michigan, the company manufactures baking ovens and proofers.  In Bow, New Hampshire, the company manufactures fryers, charbroilers and catering equipment products.  In Fuquay-Varina, North Carolina, the company manufactures ranges, steamers, combi-ovens, convection ovens and broiling equipment.  In Smithville, Tennessee, the company manufacturers counterline cooking equipment and warming systems, convection ovens and ventless cooking systems.  In Dallas, Texas, the company manufacturers high-speed cooking ovens.  In Burlington, Vermont, the company manufactures combi-ovens, convection ovens and deck ovens product lines. In Lodi, Wisconsin, the company manufactures cooking systems, breading, battering, mixing, forming and slicing equipment and packaging equipment that serves customers in the food processing industry.  In Randers, Denmark, the company manufactures combi-ovens and baking ovens. In Scandicci, Italy, the company manufacturers a wide array of food service equipment including ranges, fryers and ovens.  In Shanghai, China, the company manufactures frying systems. In Guadalupe, Mexico, the company manufacturers grinding, slicing, emulsification, mixing and blending equipment for customers in the food processing industry.  In Laguna, the Philippines, the company manufactures fryers, counterline equipment and component parts for the U.S. manufacturing facilities.

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

Research and Development

The company believes its future success will depend in part on its ability to develop new products and to improve existing products.  Much of the company's research and development efforts are directed to the development and improvement of products designed to reduce cooking time, increase cooking capacity or throughput, reduce energy consumption, minimize labor costs, improve product yield and improve safety while maintaining consistency and quality of cooking production and food preparation.  The company has identified these issues as key concerns for most of its customers.  The company often identifies product improvement opportunities by working closely with customers on specific applications.   Most research and development activities are performed by the company's technical service and engineering staff located at each manufacturing location.  On occasion, the company will contract outside engineering firms to assist with the development of certain technical concepts and applications.  See Note 3(o) to the Consolidated Financial Statements for further information on the company's research and development activities.

Licenses, Patents, and Trademarks

The company owns numerous trademarks and trade names; among them, Alkar®, Anets®, Blodgett®, Blodgett Combi®, Blodgett Range®, Bloomfield®, CTX®, Carter-Hoffmann®, CookTek®, Cozzini®, Doyon®, Frifri®, Giga®, Holman®, Houno®, Jade®, Lang®, MP Equipment®, MagiKitch’n®, Middleby Marshall®, Nu-Vu®, PerfectFry®, Pitco Frialator®, RapidPak®, Southbend®, Star®, Toastmaster® TurboChef® and Wells® are registered with the U.S. Patent and Trademark Office and in various foreign countries.

The company holds a broad portfolio of patents covering technology and applications related to various products, equipment and systems.  Management believes the expiration of any one of these patents would not have a material adverse effect on the overall operations or profitability of the company.

Employees

As of January 1, 2011, the company employed 2,060 persons.  Of this amount, 935 were management, administrative, sales, engineering and supervisory personnel; 849 were hourly production non-union workers; and 276 were hourly production union members.  Included in these totals were 547 individuals employed outside of the United States, of which 326 were management, sales, administrative and engineering personnel, 74 were hourly production non-union workers and 147 were hourly production workers, who participate in an employee cooperative.  At its Lodi, Wisconsin facility, the company has a contract with the International Association of Bridge, Structural, Ornamental and Reinforcing Ironworkers that expires on December 31, 2011.  At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on April 30, 2012.  At its Algona, Iowa facility, the company has a union contract within the United Food and Commercial Workers that expires on December 31, 2014. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that extends through June 2011.  Management believes that the relationships between employees, union and management are good.

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

The company now has and may continue to have a significant amount of indebtedness.  At January 1, 2011, the company had $214.0 million of borrowings and $6.8 million in letters of credit outstanding.  As of January 1, 2011, the company could incur an additional $277.0 million of indebtedness under its credit agreement.  To the extent the company requires additional capital resources; there can be no assurance that such funds will be available on favorable terms, or at all.  The unavailability of funds could have a material adverse effect on the company's financial condition, results of operations and ability to expand the company's operations.

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

The company’s balance sheet includes a significant amount of goodwill, which represents approximately 43% of its total assets as of January 1, 2011.  The excess of the purchase price over the fair value of assets acquired, including identifiable intangible assets, and liabilities assumed in conjunction with acquisitions is recorded as goodwill. In accordance with Accounting Standards Code (“ASC”) 350 “Intangibles-Goodwill and Other”, the company’s long-lived assets (including goodwill and other intangibles) are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of long-lived assets, the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors.  A significant decline in stock prices, such as occurred during 2008, could indicate that an impairment has occurred. Estimates of future cash flows are judgments based on the company’s experience and knowledge of operations.  These estimates can be significantly impacted by many factors, including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends.  If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges. Any such charge could have a material adverse effect on the company’s reported net earnings.

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

Many of the company's key customers are large restaurant chains and major food processing companies.  The demand for the company’s equipment can vary from quarter to quarter depending on the company’s customers’ internal growth plans, construction, seasonality and other factors.  In addition, during an economic downturn, key customers could both open fewer facilities and defer purchases of new equipment for existing operations.  Either of these conditions could have a material adverse effect on the company's financial condition and results of operations.

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

The company has manufacturing and distribution operations located in Asia, Europe and Latin America.  The company's operations are subject to the impact of economic downturns, political instability and foreign trade restrictions, which may adversely affect the company's business, financial condition and operating results. The company anticipates that international sales will continue to account for a significant portion of consolidated net sales in the foreseeable future.  Some sales by the company's foreign operations are in local currency, and an increase in the relative value of the U.S. dollar against such currencies would lead to a reduction in consolidated sales and earnings. Additionally, foreign currency exposures are not fully hedged, and there can be no assurances that the company's future results of operations will not be adversely affected by currency fluctuations.

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

Because the company has a significant number of workers whose employment is subject to collective bargaining agreements and labor union representation, the company is vulnerable to possible organized work stoppages and similar actions.  Unionized employees accounted for approximately 13% of the company's workforce as of January 1, 2011.  The company has union contracts with employees at its facilities in Algona, Iowa, Elgin, Illinois and Lodi, Wisconsin that extend through December 2014, April 2012 and December 2011, respectively.  The company also has a union workforce at its manufacturing facility in the Philippines under a contract that extends through June 2011.  Any future strikes, employee slowdowns or similar actions by one or more unions, in connection with labor contract negotiations or otherwise, could have a material adverse effect on the company's ability to operate the company's business.

The company depends significantly on its key personnel.

The company depends significantly on certain of the company's executive officers and certain other key personnel, many of whom could be difficult to replace.  While the company has employment agreements with certain key executives, the company cannot be certain that it will succeed in retaining this personnel or their services under existing agreements. The incapacity, inability or unwillingness of certain of these people to perform their services may have a material adverse effect on the company.  There is intense competition for qualified personnel within the company's industry, and there can be no assurance that the company will be able to continue to attract, motivate and retain personnel with the skills and experience needed to successfully manage the company business and operations.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

The company's principal executive offices are located in Elgin, Illinois.  The company operates thirteen manufacturing facilities in the U.S and manufacturing facilities in China, Denmark, Italy, Mexico and the Phillipines.

The principal properties of the company utilized to conduct business operations are listed below:

Location	Principal Function	Square Footage	Owned/ Leased	Lease Expiration

Brea, CA	Manufacturing, Warehousing and Offices	72,000	Leased	June 2015
Buford, GA	Warehousing and Offices	17,350 30,000	Leased Leased	February 2013/ December 2014
Chicago, IL	Manufacturing, Warehousing And Offices	45,100	Leased	December 2011
Chicago, IL	Manufacturing, Warehousing and Offices	30,800	Leased	March 2011/ November 2012
Elgin, IL	Manufacturing, Warehousing and Offices	207,000	Owned	N/A
Mundelein, IL	Manufacturing, Warehousing and Offices	55,000 33,000	Owned Owned	N/A N/A
Algona, IA	Manufacturing, Warehousing and Offices	50,700	Leased	December 2011
Menominee, MI	Manufacturing, Warehousing and Offices	46,000	Owned	N/A
St. Louis, MO	Offices	47,250	Leased	August 2011
Bow, NH	Manufacturing, Warehousing and Offices	102,000 34,000	Owned Leased	N/A March 2011
Fuquay-Varina, NC	Manufacturing, Warehousing and Offices	131,000	Owned	N/A
Smithville, TN	Manufacturing, Warehousing and Offices	190,000	Owned	N/A
Carrollton, TX	Manufacturing, Warehousing and Offices	110,100	Leased	September 2012/ November 2012
Burlington, VT	Manufacturing, Warehousing and Offices	140,000	Owned	N/A
Lodi, WI	Manufacturing, Warehousing and Offices	112,000	Owned	N/A
Sao Paulo, Brazil	Warehousing and Offices	4,800	Leased	December 2011
Quebec City, Canada	Warehousing and Offices	36,000	Owned	N/A
Shanghai, China	Manufacturing, Warehousing and Offices	37,500	Leased	July 2012
Randers, Denmark	Manufacturing, Warehousing and Offices	50,100	Owned	N/A
Scandicco, Italy	Manufacturing, Warehousing and Offices	106,350	Leased	March 2014
Guadalupe, Mexico	Manufacturing ,Warehousing and Offices	117,600	Leased	December 2014
Laguna, the Philippines	Manufacturing, Warehousing and Offices	54,000	Owned	N/A

At various other locations the company leases small amounts of office space for administrative and sales functions, and in certain instances limited short-term inventory storage.  These locations are in Brazil, China, Italy, Mexico, Spain and the United Kingdom.

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

	Closing Share Price
	High	Low
Fiscal 2010
First quarter	59.52	42.17
Second quarter	65.01	52.66
Third quarter	63.93	53.28
Fourth quarter	86.35	63.86

Fiscal 2009
First quarter	35.65	20.76
Second quarter	49.76	33.75
Third quarter	56.51	39.34
Fourth quarter	53.00	43.67

Shareholders

The company estimates there were approximately 34,000 record holders of the company's common stock as of February 25, 2011.

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

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
October 3, 2010 to October 30, 2010	—	—	—	466,266
October 31, 2010 to November 27, 2010	—	—	—	466,266
November 28, 2010 to January 1, 2011	—	—	—	466,266
Quarter ended January 1, 2011	—	—	—	466,266

In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of up to 1,800,000 common shares in open market purchases.  As of January 1, 2011, 1,333,734 shares had been purchased under the 1998 stock repurchase program.

In May 2007, the company’s Board of Directors approved a two-for-one stock split of the company’s common stock in the form of a stock dividend.  The stock split was paid to shareholders of record as of June 1, 2007.  The company’s stock began trading on a stock-adjusted basis on June 18, 2007. The stock split effectively doubled the number of shares outstanding at June 15, 2007.

At January 1, 2011, the company had a total of 4,233,810 shares in treasury amounting to $111.0 million.

Item 6.   Selected Financial Data

(amounts in thousands, except per share data)
Fiscal Year Ended(1)(2)

	2010	2009	2008	2007	2006
Income Statement Data:
Net sales	$719,121	$646,629	$651,888	$500,472	$403,131
Cost of sales	432,444	396,001	403,746	308,107	246,254

Gross profit	286,677	250,628	248,142	192,365	156,877
Selling and distribution expenses	75,772	64,239	63,593	50,769	40,371
General and administrative expenses	88,117	74,948	64,931	48,663	39,605

Income from operations	122,788	111,441	119,618	92,933	76,901
Interest expense and deferred financing amortization, net	8,592	11,594	12,982	5,855	6,932
Debt extinguishment expenses	—	—	—	481	—
Loss on financing derivatives	—	—	—	314	—
Other (income) expense, net	(40)	121	2,414	(1,696)	161

Earnings before income taxes	114,236	99,726	104,222	87,979	69,808
Provision for income taxes	41,369	38,570	40,321	35,365	27,431
Net earnings	$72,867	$61,156	$63,901	$52,614	$42,377

Net earnings per share:
Basic	$4.09	$3.47	$4.00	$3.35	$2.77
Diluted	$3.97	$3.29	$3.75	$3.11	$2.57

Weighted average number of shares outstanding:
Basic	17,801	17,605	15,978	15,694	15,286
Diluted	18,337	18,575	17,030	16,938	16,518

Balance Sheet Data:
Working capital	$79,807	$70,670	$68,198	$61,573	$11,512
Total assets	873,172	816,346	654,498	413,647	288,323
Total debt	214,017	275,641	234,700	96,197	82,802
Stockholders' equity	424,913	342,655	227,960	182,912	100,573

(1)	The company's fiscal year ends on the Saturday nearest to December 31.
(2)	The prior years’ net earnings per share, the number of shares and cash dividends declared have been adjusted to reflect the company’s stock split that occurred on June 15, 2007.

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

The company cautions readers to carefully consider the statements set forth in the section entitled "Item 1A Risk Factors" of this filing and discussion of risks included in the company's SEC filings.

NET SALES SUMMARY
(dollars in thousands)

Fiscal Year Ended(1)

	2010		2009		2008
	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:

Commercial Foodservice	$611,596	85.0%	$580,704	89.8%	$573,378	88.0%

Food Processing	107,525	15.0	65,925	10.2	78,510	12.0

Total	$719,121	100.0%	$646,629	100.0%	$651,888	100.0%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of sales	60.1	61.2	61.9
Gross profit	39.9	38.8	38.1
Selling, general and administrative expenses	22.8	21.6	19.8
Income from operations	17.1	17.2	18.3

Interest expense and deferred financing amortization, net	1.2	1.8	2.0
Other (income) expense, net	—	—	0.4
Earnings before income taxes	15.9	15.4	15.9
Provision for income taxes	5.8	5.9	6.1
Net earnings	10.1%	9.5%	9.8%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Fiscal Year Ended January 1, 2011 as Compared to January 2, 2010

Net sales.  Net sales in fiscal 2010 increased by $72.5 million or 11.3% to $719.1 million as compared to $646.6 million in fiscal 2009.   The increase in net sales of $37.8 million or 5.9% was attributable to acquisition growth, resulting from the fiscal 2009 acquisitions of Cooktek, Anets and Doyon and the fiscal 2010 acquisitions of PerfectFry and Cozzini.  Excluding acquisitions, net sales increased $34.7 million or 5.4% from the prior year. Sales of both the Commercial Foodservice Equipment Group and the Food Processing equipment group increased reflecting improving market conditions as compared to fiscal 2009.

•
Net sales of the Commercial Foodservice Equipment Group increased by $30.9 million or 5.3% to $611.6 million in fiscal 2010 as compared to $580.7 million in fiscal 2009. Net sales from the acquisitions of CookTek, Anets, Doyon, PerfectFry which were acquired on April 27, 2009, April 30, 2009, December 14, 2009, July 13, 2010 and September 21, 2010, respectively, accounted for an increase of $19.2 million during fiscal 2010.  Excluding the impact of acquisitions, net sales of commercial foodservice equipment increased $11.7 million or 2.0% as compared to the prior year.  The prior year sales included a significant order associated with an oven rollout to support a new menu initiative with a major chain customer.  Excluding this order and acquisition growth, sales increased 8.5% in fiscal 2010.  This growth reflects an increase in international business as the company realized increased business related to the expansion of chain restaurants in emerging markets.  Domestically, the company also realized sales improvement, which accelerated in the second half of the year as general market conditions improved and major chain customers increased their development activities.

•
Net sales of the Food Processing Equipment Group increased by $41.6 million or 63.1% to $107.5 million in fiscal 2010 as compared to $65.9 million in fiscal 2009.  Net sales from the acquisition of Cozzini, which was acquired on September 21, 2010, accounted for an increase of $18.6 million.  Excluding the impact of acquisition, net sales of food processing equipment increased $23.0 million or 34.9%.  Net sales growth in this business segment reflects improving market conditions as food processing operations increased their capital spending.  Numerous projects which had been deferred in 2008 and 2009 during the economic downturn were realized in 2010.  Additionally, international sales benefitted from increasing development and expansion of food processing operations in emerging markets as demand for processed food in retail and restaurant locations increases.

 Gross profit.  Gross profit increased by $36.1 million to $286.7 million in fiscal 2010 from $250.6 million in fiscal 2009. The gross margin rate increased from 38.8% in 2009 to 40.0% in 2010. The net increase in the gross margin rate reflects:

•	Improved margins at certain of the newly acquired operating companies that have improved due to acquisition integration initiatives including costs savings from plant consolidations

•	Benefit from increased sales volumes offset by a less favorable product mix

•	Cost reduction initiatives that were instituted in 2009 due to economic conditions

Selling, general and administrative expenses.  Combined selling, general, and administrative expenses increased by $24.7 million to $163.9 million in fiscal 2010 from $139.2 million in 2009.  As a percentage of net sales, operating expenses amounted to 22.8% in 2010 as compared to 21.6% in fiscal 2009.

Selling expenses increased $11.6 million to $75.8 million from $64.2 million, reflecting an increase of $5.4 million associated with the recently acquired Cooktek, Anets, Doyon, PerfectFry and Cozzini operations, an increase of $4.1 million in increased commissions resulting from the increase in sales and $1.5 million in increased marketing related costs.

General and administrative expenses increased $13.2 million to $88.1 million from $74.9 million, reflecting an increase of $4.2 million associated with the recently acquired Cooktek, Anets, Doyon, PerfectFry and Cozzini operations, General and administrative expenses also included a $9.9 million increase in incentive compensation associated with improvement in financial results and a $4.0 million increase in non-cash share based compensation offset by reduced professional fees and other administrative expenses.  Additionally, $1.7 million of non-recurring charges associated with plant consolidation initiatives relating to the recently acquired Doyon and Perfectfry businesses were recorded in fiscal 2010.  This compares to $5.1 million of non-recurring plant consolidation costs recorded in the prior year.

Income from operations.  Income from operations increased $11.4 million to $122.8 million in fiscal 2010 from $111.4 million in fiscal 2009.  The increase in operating income resulted from the increase in net sales and gross profit.  Operating income as a percentage of net sales decreased from 17.2% in 2009 to 17.1% in 2010.

Non-operating expenses.  Non-operating expenses decreased $3.1 million to $8.6 million in fiscal 2010 from $11.7 million in fiscal 2009.  Net interest expense decreased $3.0 million from $11.6 million in fiscal 2009 to $8.6 million in fiscal 2010 as a result of lower borrowing costs resulting from the decline in interest rates in 2010.  Other income was less than $0.1 million in fiscal 2010 as compared to other expense of $0.1 million in fiscal 2009.

Income taxes.  A tax provision of $41.4 million, at an effective rate of 36.2%, was recorded for fiscal 2010 as compared to $38.6 million at a 38.7% effective rate in fiscal 2009.  The reduction in the effective rate reflects an increase in deductions related to domestic manufacturing activities and non-recurring expenses associated with acquisition costs.

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

•
Net sales of the Commercial Foodservice Equipment Group increased by $7.3 million or 1.3% to $580.7 million in fiscal 2009 as compared to $573.4 million in fiscal 2008. Net sales from the acquisitions of Giga, Frifri, TurboChef, CookTek, Anets and Doyon which were acquired on April 22, 2008, April 23, 2008, April 27, 2009, April 30, 2009 and December 14, 2009, respectively, accounted for an increase of $89.8 million during the fiscal year 2009.  Excluding the impact of acquisitions, net sales of commercial foodservice equipment decreased $97.1 million or 16.9% as compared to the prior year, primarily as a result of economic slowdown.

•
Net sales for the Food Processing Equipment Group in fiscal 2009 were $65.9 million as compared to $78.5 million in fiscal 2008.  Food processing equipment purchases are generally cyclical and are impacted by global economic conditions.  Food processors reduced capital expenditures and deferred purchasing decisions in 2009, due in large part to global economic conditions.

 Gross profit.  Gross profit increased by $2.5 million to $250.6 million in fiscal 2009 from $248.1 million in fiscal 2008. The gross margin rate increased from 38.1% in fiscal 2008 to 38.8% in fiscal 2009. The net increase in the gross margin rate reflects:

•	Improved margins at certain of the newly acquired operating companies which have improved due to acquisition integration initiatives including costs savings from plant consolidations

•	Reduced material costs associated with steel prices and other supply chain initiatives

•	The adverse impact of lower sales volumes

Selling, general and administrative expenses.  Combined selling, general, and administrative expenses increased by $10.7 million to $139.2 million in fiscal 2009 from $128.5 million in fiscal 2008.  As a percentage of net sales, operating expenses amounted to 21.6% in fiscal 2009 as compared to 19.8% in fiscal 2008.

Selling expenses increased $0.6 million to $64.2 million in fiscal 2009 from $63.6 million in fiscal 2008, reflecting an increase of $8.6 million associated with the newly acquired Giga, Frifri, TurboChef, CookTek, Anets and Doyon operations offset by $6.8 million in reduced commissions resulting from the slowdown in sales.

General and administrative expenses increased $10.0 million to $74.9 million in fiscal 2009 from $64.9 million in fiscal 2008, reflecting an increase of $10.4 million associated with the newly acquired Giga, Frifri, TurboChef, CookTek, Anets and Doyon operations offset by reduced incentive compensation expense.  General and administrative expenses also included non-recurring expense of $5.1 million associated with the closure and consolidation of a production facility in Verdi, Nevada.

Income from operations.  Income from operations decreased $8.2 million to $111.4 million in fiscal 2009 from $119.6 million in fiscal 2008.  The decrease in operating income resulted from the higher operating expenses related to the newly acquired companies and non-recurring charges associated with the facility consolidation.  Operating income as a percentage of net sales declined from 18.3% in fiscal 2008 to 17.2% in fiscal 2009.

Non-operating expenses.  Non-operating expenses decreased $3.7 million to $11.7 million in fiscal 2009 from $15.4 million in fiscal 2008.  Net interest expense decreased $1.4 million from $13.0 million in fiscal 2008 to $11.6 million in fiscal 2009 as a result of lower borrowing costs resulting from the decline in interest rates in 2009.  Other expense decreased $2.3 million from $2.4 million in fiscal 2008 to $0.1 million in fiscal 2009 and consisted primarily of foreign exchange gains and losses.

Income taxes.  A tax provision of $38.6 million, at an effective rate of 38.7%, was recorded for fiscal 2009 as compared to $40.3 million at a 38.7% effective rate in fiscal 2008.

Financial Condition and Liquidity

Total cash and cash equivalents decreased by $0.7 million to $7.7 million at January 1, 2011 from $8.4 million at January 2, 2010.  Net borrowings decreased to $214.0 million at January 1, 2011, from $275.6 million at January 2, 2010.

Operating activities.   Net cash provided by operating activities after changes in assets and liabilities amounted to $98.0 million as compared to $100.8 million in the prior year.

Adjustments to reconcile 2010 net earnings to operating cash flows included $5.9 million of depreciation and $11.1 million of amortization, $14.7 million of non-cash stock compensation expense and $1.4 million of deferred tax benefit.

The changes in working capital included a $28.3 million increase in accounts receivable as a result of increased sales volumes; a $6.3 million increase in inventories, resulting from increased sales volumes; and a $10.9 million increase in accounts payable as a result of increased purchasing volumes.  Accrued expenses and other liabilities increased by $14.7 million as a result of increased accruals for sales rebates, commissions and incentive compensation associated with higher sales volumes and profit levels.

Investing activities.   During 2010, net cash used for investing activities amounted to $28.9 million.  This included $25.7 million of acquisition related investments, which included $4.6 million in connection with the acquisition of PerfectFry, $17.4 million in connection with the acquisition of Cozzini and $3.7 million of deferred payments and working capital adjustments associated with acquisitions completed in prior years.  Additional investing activities included $3.2 million of additions and upgrades of production equipment, manufacturing facilities and training equipment.

Financing activities.  Net cash flows used in financing activities amounted to $69.9 million in 2010.   The company’s borrowing activities under debt agreements included $58.7 million of net repayments under its senior secured revolving credit facility and $2.4 million in repayments of foreign loans.  The company also used $9.0 million to repurchase 161,066 shares of its common stock under a stock repurchase program.

The company’s financing activities are primarily funded from borrowings under its senior secured revolving credit facility that matures in December 2012.  Terms of this agreement provide for $497.8 million of availability under a revolving credit line.  Total outstanding borrowings under this facility amounted to $214.0 million at January 1, 2011.  The company also has borrowing facilities in Denmark and Italy to fund local operating activities. Borrowings under these foreign facilities are denominated in local currency and amounted to $6.8 million at January 1, 2011.

At January 1, 2011, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

Contractual Obligations

The company's contractual cash payment obligations are set forth below (dollars in thousands):

	Amounts			Total
	Due Sellers			Idle	Contractual
	From	Long-term	Operating	Facility	Cash
	Acquisition	Debt	Leases	Lease	Obligations

Less than 1 year	$3,804	$5,097	$4,557	$666	$14,124
1-3 years	3,378	207,488	5,272	820	216,958
4-5 years	—	262	2,328	485	3,075
After 5 years	—	1,170	1,690	—	2,860

	$7,182	$214,017	$13,847	$1,971	$237,017

Idle facility lease consists of obligations for two manufacturing locations that were exited in conjunction with the company's manufacturing consolidation efforts.  These lease obligations continue through June 2015.  These obligations presented above do not reflect anticipated sublease income from the facilities.

The company has obligations to make $7.2 million of purchase price payments to the sellers of Giga, Cooktek and Cozzini that were deferred in conjunction with the acquisitions.

As indicated in Note 11 to the consolidated financial statements, the company’s projected benefit obligation under its defined benefit plans exceeded the plans’ assets by $10.7 million at the end of 2010 as compared to $10.4 million at the end of 2009.  The unfunded benefit obligations were comprised of a $3.7 million underfunding of the company’s Smithville plan, which was acquired as part of the Star acquisition, $0.8 million underfunding of the company's union plan and $7.0 million underfunding of the company's director plans.  The company expects to contribute $0.3 million to the director plans in 2011.  The company made minimum contributions required by the Employee Retirement Income Security Act of 1974 (“ERISA”) of $0.3 million in 2010 and 2009 to the company’s Smithville plan and $0.1 million in 2010 and 2009 to the company's union plan.  The company expects to continue to make minimum contributions to the Smithville and union plans as required by ERISA,of $0.3 and $0.1 million, respectively, in 2011.

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

Related Party Transactions

From January 1, 2011 through the date hereof, there were no transactions between the company, its directors and executive officers that are required to be disclosed pursuant to Item 404 of Regulation S-K, promulgated under the Securities and Exchange Act of 1934, as amended.

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

At the Food Processing Equipment Group, the company enters into long-term sales contracts for certain products.  Revenue under these long-term sales contracts is recognized using the percentage of completion method defined within ASC 605-35 “Construction-Type and Production-Type Contracts” due to the length of time to fully manufacture and assemble the equipment.  The company measures revenue recognized based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract.  Because estimated labor hours to complete a project are based upon forecasts using the best available information, the actual hours may differ from original estimates.  The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the company's financial statements and most accurately measures the matching of revenues with expenses.  At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements.

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

Litigation.  From time to time, the company is subject to proceedings, lawsuits and other claims related to products, suppliers, employees, customers and competitors. The company maintains insurance to partially cover product liability, workers compensation, property and casualty and general liability matters.  The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.  A determination of the amount of accrual required, if any, for these contingencies is made after assessment of each matter and the related insurance coverage.  The reserve requirements may change in the future due to new developments or changes in approach such as a change in settlement strategy in dealing with these matters.  The company does not believe that any pending litigation will have a material adverse effect on its financial condition or results of operations.

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

Item 7A.           Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates.  The following table summarizes the maturity of the company's debt obligations:

	Fixed Rate Debt	Variable Rate Debt
	(dollars in thousands)

2011	$—	$5,097
2012	—	207,367
2013	—	121
2014	—	128
2015 and thereafter	—	1,304
	$—	$214,017

Terms of the company’s senior credit agreement provide for $497.8 million of availability under a revolving credit line.  As of January 1, 2011, the company had $207.2 million of borrowings outstanding under this facility.  The company also has $6.8 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line.  Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $277.0 million at January 1, 2011.

At January 1, 2011, borrowings under the senior secured credit facility were assessed at an interest rate at 1.00% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate.  At January 1, 2011, the average interest rate on the senior debt amounted to 1.34%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis.  Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line.  This variable commitment fee amounted to 0.20% as of January 1, 2011.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On January 1, 2011 these facilities amounted to $3.1 million in U.S. dollars, including $1.3 million outstanding under a revolving credit facility and $1.8 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 4.1% on January 1, 2011. The term loan matures in 2013 and the interest rate is assessed at 5.146%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l. in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On January 1, 2011, these facilities amounted to $3.7 million in U.S. dollars.  The interest rate on the credit facilities is tied to six-month Euro LIBOR. The facilities mature in April of 2015. At January 1, 2011, the average interest rate on these facilities was approximately 3.0%.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt.  The agreements swap one-month LIBOR for fixed rates. As of January 1, 2011, the company had the following interest rate swaps in effect.

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

10,000,000	3.032%	02/06/08	02/06/11
10,000,000	3.590%	06/10/08	06/10/11
10,000,000	3.460%	09/08/08	09/06/11
25,000,000	3.670%	09/23/08	09/23/11
15,000,000	1.220%	11/23/09	11/23/11
10,000,000	1.120%	03/11/10	03/11/12
20,000,000	1.800%	11/23/09	11/23/12
15,000,000	0.950%	09/06/10	12/06/12
20,000,000	1.560%	03/11/10	12/11/12

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases and require, among other things, certain ratios of indebtedness of 3.5 debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and fixed charge coverage of 1.25 EBITDA to fixed charges.  The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document.  A material adverse effect is determined on a subjective basis by the company's creditors.  The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company.  At January 1, 2011, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income.  As of January 1, 2011, the fair value of these instruments was a loss of $2.2 million.  The change in fair value of these swap agreements in fiscal 2010 was a gain of $0.4 million, net of taxes.

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
Elgin, Illinois

We have audited the accompanying consolidated balance sheets of The Middleby Corporation and subsidiaries (the "Company") as of January 1, 2011 and January 2, 2010, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 1, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 8.  We also have audited the Company's internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at PerfectFry Company Ltd (“PerfectFry”) and Cozzini Inc. (“Cozzini”), which were acquired on July 13, 2010 and September 21, 2010, respectively.  These acquisitions constitute 4.1% of total assets, 4.3% of net assets, 2.8% of net sales, and (0.4)% of net income of the consolidated financial statements of the Company as of and for the year ended January 1, 2011.  Accordingly, our audit did not include the internal control over financial reporting at PerfectFry and Cozzini.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Middleby Corporation and subsidiaries as of January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

On January 4, 2009, the Company adopted ASC 805, Business Combinations.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
March 2, 2011

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 1, 2011 AND JANUARY 2, 2010
(amounts in thousands, except share data)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$7,656	$8,363
Accounts receivable, net	112,049	78,897
Inventories, net	106,463	90,640
Prepaid expenses and other	11,971	9,914
Prepaid taxes	—	5,873
Current deferred taxes	25,520	23,339
Total current assets	263,659	217,026
Property, plant and equipment, net	43,656	47,340
Goodwill	369,989	358,506
Other intangibles	189,254	189,572
Other assets	6,614	3,902
Total assets	$873,172	$816,346

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$5,097	$7,517
Accounts payable	52,945	38,580
Accrued expenses	125,810	100,259
Total current liabilities	183,852	146,356
Long-term debt	208,920	268,124
Long-term deferred tax liability	11,858	14,187
Other non-current liabilities	43,629	45,024
Stockholders' equity:
Preferred stock, $0.01 par value; none issued	—	—
Common stock, $0.01 par value, 22,691,821 and 22,622,650 shares issued in 2010 and 2009, respectively	137	136
Paid-in capital	179,575	162,001
Treasury stock at cost; 4,233,810 and 4,069,913 shares in 2010 and 2009, respectively	(111,019)	(102,000)
Retained earnings	360,254	287,387
Accumulated other comprehensive loss	(4,034)	(4,869)
Total stockholders' equity	424,913	342,655
Total liabilities and stockholders' equity	$873,172	$816,346

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED JANUARY 1, 2011, JANUARY 2, 2010
AND JANUARY 3, 2009
 (amounts in thousands, except per share data)

	2010	2009	2008

Net sales	$719,121	$646,629	$651,888
Cost of sales	432,444	396,001	403,746
Gross profit	286,677	250,628	248,142
Selling and distribution expenses	75,772	64,239	63,593
General and administrative expenses	88,117	74,948	64,931
Income from operations	122,788	111,441	119,618
Interest expense and deferred financing amortization, net	8,592	11,594	12,982
Other (income) expense, net	(40)	121	2,414
Earnings before income taxes	114,236	99,726	104,222
Provision for income taxes	41,369	38,570	40,321
Net earnings	$72,867	$61,156	$63,901

Net earnings per share:
Basic	$4.09	$3.47	$4.00
Diluted	$3.97	$3.29	$3.75

Weighted average number of shares
Basic	17,801	17,605	15,978
Dilutive common stock equivalents	536	970	1,052
Diluted	18,337	18,575	17,030

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED JANUARY 1, 2011, JANUARY 2, 2010
AND JANUARY 3, 2009
(amounts in thousands)

					Accumulated
					Other	Total
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Stock	Earnings	Income/(loss)	Equity
Balance, December 29, 2007	$120	$104,782	$(89,641)	$166,896	$755	$182,912
Comprehensive income:
Net earnings	-	-	-	63,901	-	63,901
Currency translation adjustments	-	-	-	-	(4,227)	(4,227)
Change in unrecognized pension benefit costs, net of tax of $(1,071)	-	-	-	-	(1,606)	(1,606)
Unrealized loss on interest rate swap, net of tax of $(2,123)	-	-	-	-	(3,184)	(3,184)
Comprehensive income	-	-	-	63,901	(9,017)	54,884
Exercise of stock options	-	270	-	-	-	270
Repurchase of treasury stock	-	-	(12,359)	-	-	(12,359)
Stock compensation	-	11,411	-	-	-	11,411
Tax benefit on stock compensation	-	(9,158)	-	-	-	(9,158)
Balance, January 3, 2009	$120	$107,305	$(102,000)	$230,797	$(8,262)	$227,960
Comprehensive income:
Net earnings	-	-	-	61,156	-	61,156
Currency translation adjustments	-	-	-	-	1,480	1,480
Change in unrecognized pension benefit costs, net of tax of $(201)	-	-	-	-	257	257
Unrealized gain on interest rate swap, net of tax of $(1,104)	-	-	-	-	1,656	1,656
Comprehensive income	-	-	-	61,156	3,393	64,549
Exercise of stock options	-	391	-	-	-	391
Stock issuance	16	44,032	-	-	-	44,048
Stock compensation	-	10,721	-	-	-	10,721
Tax benefit on stock compensation	-	(448)	-	-	-	(448)
Cumulative effect of adopting new accounting standard	-	-	-	(4,566)	-	(4,566)
Balance, January 2, 2010	$136	$162,001	$(102,000)	$287,387	$(4,869)	$342,655
Comprehensive income:
Net earnings	-	-	-	72,867	-	72,867
Currency translation adjustments	-	-	-	-	599	599
Change in unrecognized pension benefit costs, net of tax of $105	-	-	-	-	(187)	(187)
Unrealized gain on interest rate swap, net of tax of $(342)	-	-	-	-	423	423
Comprehensive income	-	-	-	72,867	835	73,702
Exercise of stock options	-	666	-	-	-	666
Stock issuance	1	1,776	-	-	-	1,777
Stock compensation	-	14,682	-	-	-	14,682
Tax benefit on stock compensation	-	450	-	-	-	450
Purchase of treasury stock	-	-	(9,019)	-	-	(9,019)
Balance, January 1, 2011	$137	$179,575	$(111,019)	$360,254	$(4,034)	$424,913

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JANUARY 1, 2011, JANUARY 2, 2010
AND JANUARY 3, 2009
(amounts in thousands)

	2010	2009	2008
Cash flows from operating activities—
Net earnings	$72,867	$61,156	$63,901
Adjustments to reconcile net earnings to net cash provided by operating activities—
Depreciation and amortization	17,014	15,888	12,390
Non-cash share-based compensation	14,682	10,721	11,411
Deferred taxes	1,420	11,123	(1,542)
Unrealized (gain) loss on derivative financial instruments	(7)	—	180
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(28,306)	23,145	5,222
Inventories, net	(6,311)	17,257	(7,105)
Prepaid expenses and other assets	987	(8,731)	18,548
Accounts payable	10,912	(4,564)	(3,951)
Accrued expenses and other liabilities	14,697	(25,221)	(13,705)
Net cash provided by operating activities	97,955	100,774	85,349
Cash flows from investing activities—
Additions to property and equipment	(3,159)	(5,731)	(4,337)
Acquisition of Carter-Hoffmann	—	—	(167)
Acquisition of MP Equipment	—	—	(3,000)
Acquisition of Wells Bloomfield, net of cash acquired	—	—	(321)
Acquisition of Star, net of cash acquired	—	—	(189,476)
Acquisition of Giga	(1,621)	—	(9,928)
Acquisition of Frifri, net of cash acquired	—	—	(2,865)
Acquisition of TurboChef, net of cash acquired	—	(116,129)	—
Acquisition of CookTek	(1,000)	(8,000)	—
Acquisition of Anets	(500)	(3,358)	—
Acquisition of Doyon	(577)	(5,819)	—
Acquisition of PerfectFry, net of cash acquired	(4,607)	—	—
Acquisition of Cozzini, net of cash acquired	(17,413)	—	—
Net cash (used in) investing activities	(28,877)	(139,037)	(210,094)
Cash flows from financing activities—
Net (repayments) proceeds under current revolving credit facilities	(58,650)	39,550	135,000
Net (repayments) under foreign bank loan	(2,421)	(252)	(803)
Debt issuance costs	—	—	(1,007)
Repurchase of treasury stock	(9,019)	—	(12,359)
Excess tax benefit related to share-based compensation	(450)	(448)	2,976
Net proceeds from stock issuances	666	391	270
Net cash provided by financing activities	(69,874)	39,241	124,077

Effect of exchange rates on cash and cash equivalents	89	1,241	(651)

Changes in cash and cash equivalents—
Net increase (decrease) in cash and cash equivalents	(707)	2,219	(1,319)
Cash and cash equivalents at beginning of year	8,363	6,144	7,463

Cash and cash equivalents at end of year	$7,656	$8,363	$6,144

Non-cash investing and financing activities:
Stock issuance related to the acquisition of TurboChef	$—	$44,032	$—
Stock issuance related to the acquisition of Cozzini	$1,776	$—	$—

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED JANUARY 1, 2011, JANUARY 2, 2010
AND JANUARY 3, 2009

(1)	NATURE OF OPERATIONS

The Middleby Corporation (the "company") is engaged in the design, manufacture and sale of commercial foodservice and food processing equipment.  The company manufactures and assembles this equipment at thirteen factories in the United States and manufacturing facilities in China, Denmark, Italy, Mexico and the Philippines.  The company operates in two business segments: 1) the Commercial Foodservice Equipment Group and 2) the Food Processing Equipment Group.

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

The company’s international sales are through independent manufacturing representatives and a combined network of independent and company-owned distributors.  The company maintains sales and distribution offices in Australia, Belgium, China, France, Germany, Hong Kong, India, Italy, Mexico, the Philippines, Russia, Saudi Arabia, Singapore, South Korea, Spain, Switzerland, Taiwan, United Arab Emirates and the United Kingdom.

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

The final allocation of consideration for the TurboChef acquisition is summarized as follows (in thousands):

Jan 5, 2009

Cash	$10,146
Current assets	23,183
Current deferred tax asset	12,246
Property, plant and equipment	1,320
Goodwill	79,485
Other intangibles	63,050
Deferred tax asset	19,021
Current liabilities	(37,360)
Other non-current liabilities	(768)

Total consideration	$170,323

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

CookTek

On April 26, 2009, the company completed its acquisition of substantially all of the assets and operations of CookTek LLC (“CookTek”), the leading manufacturer of induction cooking and warming systems for a purchase price of $8.0 million in cash.  An additional deferred payment of $1.0 million was made during the second quarter of 2010 as provided in the purchase agreement. Additional contingent payments are also payable over the course of four years upon the achievement of certain sales targets as described below.

The final allocation of cash paid for the CookTek acquisition is summarized as follows (in thousands):

Apr 26, 2009

Current assets	$2,583
Property, plant and equipment	152
Goodwill	5,895
Other intangibles	6,622
Current liabilities	(3,263)
Other non-current liabilities	(3,989)

Total cash paid	$8,000

Deferred cash payment	1,000
Contingent consideration	4,700

Net assets acquired and liabilities assumed	$13,700

The CookTek purchase agreement included an earnout provision providing for contingent payments due to the sellers to the extent certain financial targets are exceeded.  The earnout amounts are payable in the four consecutive years subsequent to the acquisition date if CookTek is to exceed certain sales targets for each of those years.  The earnout payment will amount to 10% of the sales in excess of the target for each of the respective years.  There is no cap on the potential earnout payment, however, the company’s estimated probable range of the contingent consideration is between $0 and $8 million.  The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $3.6 million.  This amount was determined based on an income approach.

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

The final allocation of cash paid for the Anets acquisition is summarized as follows (in thousands):

Apr 30, 2009

Current assets	$2,210
Goodwill	3,342
Other intangibles	1,085
Current liabilities	(3,129)
Other non-current liabilities	(150)

Total cash paid	$3,358
Deferred cash payment	500

Net assets acquired and liabilities assumed	$3,858

The goodwill and $0.9 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350.  Other intangibles also includes less than $0.1 million allocated to developed technology and $0.2 million allocated to customer relationships, both of which are to be amortized over the periods of 3 years.  Goodwill and other intangibles of Anets are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

Doyon

On December 14, 2009, the company completed its acquisition of Doyon Equipment, Inc. (“Doyon”), a leading Canadian manufacturer of baking ovens for the commercial foodservice industry, for a purchase price of approximately $6.4 million.  In the third quarter 2010, the company finalized the working capital provision provided for by the purchase agreement resulting in an additional payment of $577,000.

The final allocation of cash paid for the Doyon acquisition is summarized as follows (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	Dec 14, 2009	Adjustments	Dec 14, 2009

Current assets	$5,034	$(30)	$5,004
Property, Plant and Equipment	1,876	—	1,876
Goodwill	191	1,331	1,522
Other intangibles	2,355	(82)	2,273
Current maturities of long-term debt	(285)	—	(285)
Current liabilities	(2,105)	(321)	(2,426)
Long-term debt	(1,081)	—	(1,081)
Other non-current liabilities	(166)	(321)	(487)

Net assets and liabilities assumed	$5,819	$577	$6,396

The goodwill and $1.4 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350.  Other intangibles also includes $0.1 million allocated to developed technology and $0.8 million allocated to customer relationships which are to be amortized a period of 5 years.  Goodwill and other intangibles of Doyon are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

PerfectFry

On July 13, 2010, the company completed its acquisition of substantially all of the assets and operations of PerfectFry Company LTD (“PerfectFry”), a leading manufacturer of ventless countertop frying units for the commercial foodservice industry for a purchase price of approximately $4.9 million.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	Jul 13, 2010	Adjustments	July 13, 2010

Cash	$247	$—	$247
Current assets	1,949	(316)	1,633
Goodwill	2,502	(296)	2,206
Other intangibles	1,653	—	1,653
Current liabilities	(1,497)	612	(885)

Net assets and liabilities assumed	$4,854	$—	$4,854

The goodwill and $1.2 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350.  Other intangibles also include $0.1 million allocated to developed technology and $0.3 million allocated to customer relationships which are to be amortized over a period of 5 years.  Goodwill and other intangibles of PerfectFry are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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

Cozzini

On September 21, 2010, the company completed its acquisition of the food processing equipment business of Cozzini, Inc. (“Cozzini”), a leading manufacturer of equipment solutions for the food processing industry, for an aggregate purchase price of approximately $19.2 million, including $17.4 million in cash and 34,263 shares of Middleby common stock valued at $1.8 million.  An additional contingent payment is also payable upon the achievement of certain sales targets. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreement.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	Sep 21, 2010	Adjustments	Sep 21, 2010

Cash	$557	$30	$587
Current assets	13,601	238	13,839
Property, Plant and Equipment	863	13	876
Goodwill	9,601	(1,639)	7,962
Other intangibles	6,691	1,078	7,769
Other assets	636	71	707
Current liabilities	(11,859)	(105)	(11,964)

Consideration paid at closing	$20,090	(314)	19,776

Contingent consideration	2,000	—	2,000

Net assets acquired and liabilities assumed	$22,090	$314	$21,776

The goodwill and $3.6 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350.  Other intangibles also includes $2.7 million allocated to customer relationships and $1.4 million allocated to backlog which are to be amortized over the periods of 4 years and 3 months respectively.  Goodwill and other intangibles of Cozzini are allocated to the Food Processing Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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

The supplemental pro forma financial information presented above has been prepared for comparative purposes and is not necessarily indicative of either the results of operations that would have occurred had the acquisitions of these companies been effective on December 30, 2007 nor are they indicative of any future results.  Also, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate TurboChef, CookTek, Anets and Doyon.  The 2010 acquisitions of PerfectFry and Cozzini were not considered to be material individually or in aggregate.

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

The company's fiscal year ends on the Saturday nearest December 31.  Fiscal years 2010, 2009 and 2008 ended on January 1, 2011, January 2, 2010 and January 3, 2009, respectively, and included 52, 52, and 53 weeks, respectively.

(b)	Cash and Cash Equivalents

The company considers all short-term investments with original maturities of three months or less when acquired to be cash equivalents.  The company’s policy is to invest its excess cash in interest-bearing deposits with major banks that are subject to minimal credit and market risk.

(c)	Accounts Receivable

Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $7,975,000 and $6,596,000 at January 1, 2011 and January 2, 2010, respectively.

(d)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market.  Costs for inventories at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method.  These inventories under the LIFO method amounted to $17.5 million in 2010 and $15.6 million in 2009 and represented approximately 16% of the total inventory in each respective year. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method.  The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization.  Inventories at January 1, 2011 and January 2, 2010 are as follows:

	2010	2009
	(dollars in thousands)

Raw materials and parts	$60,452	$51,071
Work in process	12,292	13,629
Finished goods	33,432	26,731
	106,176	91,431
LIFO reserve	287	(791)
	$106,463	$90,640

(e)	Property, Plant and Equipment

Property, plant and equipment are carried at cost as follows:

	2010	2009
	(dollars in thousands)

Land	$6,566	$6,866
Building and improvements	37,796	37,660
Furniture and fixtures	8,037	10,045
Machinery and equipment	38,612	37,757
	91,011	92,328
Less accumulated depreciation	(47,355)	(44,988)
	$43,656	$47,340

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

Depreciation expense amounted to $5,929,000, $6,287,000 and $5,007,300 in fiscal 2010, 2009 and 2008, respectively.

Expenditures which significantly extend useful lives are capitalized.  Maintenance and repairs are charged to expense as incurred.  Asset impairments are recorded whenever events or changes in circumstances indicate that the recorded value of an asset is less than the sum of its expected future undiscounted cash flows.

(f)	Goodwill and Other Intangibles

In accordance with Accounting Standards Codification (“ASC”) 350 “Goodwill-Intangibles and Other”, the company’s goodwill and other indefinite lived intangibles are reviewed for impairment annually at the end of the fiscal year and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of goodwill and other indefinite lived intangibles, the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors.   Estimates of future cash flows are judgments based on the company’s experience and knowledge of operations.  These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends.  If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges. Any such charge could have a material adverse effect on the company’s reported net earnings.

Goodwill is allocated to the business segments as follows (in thousands):

	Commercial	Food
	Foodservice	Processing	Total

Balance as of January 3, 2009	$235,137	$31,526	$266,663

Goodwill acquired during the year	91,076	—	91,076
Exchange effect	767	—	767

Balance as of January 2, 2010	$326,980	$31,526	$358,506

Goodwill acquired during the year	3,555	7,962	11,517
Exchange effect	(34)	—	(34)

Balance as of January 1, 2011	$330,501	$39,488	$369,989

The company has not had any goodwill impairments and therefore no accumulated impairment loss.

Intangible assets consist of the following (in thousands):

	January 1, 2011			January 2, 2010
	Estimated			Estimated
	Weighted Ave	Gross		Weighted Ave	Gross
	Remaining	Carrying	Accumulated	Remaining	Carrying	Accumulated
	Life	Amount	Amortization	Life	Amount	Amortization
Amortized intangible assets:
Customer lists	3.9	$43,662	$(19,597)	2.9	$40,319	$(13,240)
Backlog	—	3,568	(3,568)	0.1	2,158	(2,131)
Developed technology	3.7	15,821	(6,358)	2.7	14,847	(3,535)
		$63,051	$(29,523)		$57,324	$(18,906)
Indefinite-lived assets:
Trademarks and tradenames		$155,726			$151,154

The aggregate intangible amortization expense was $10.6 million, $9.1 million and $6.9 million in 2010, 2009 and 2008, respectively.  The estimated future amortization expense of intangible assets is as follows (in thousands):

2011	$9,555
2012	8,705
2013	8,459
2014	5,696
2015	630
Thereafter	483
$33,528

(g)	Accrued Expenses

Accrued expenses consist of the following at January 1, 2011 and January 2, 2010, respectively:

	2010	2009
	(dollars in thousands)

Accrued payroll and related expenses	$32,625	$19,988
Accrued customer rebates	18,086	12,980
Accrued warranty	14,468	14,265
Advanced customer deposits	13,357	14,066
Accrued product liability and workers compensation	9,711	9,877
Accrued agent commission	7,824	4,825
Accrued professional services	5,944	4,931
Other accrued expenses	23,795	19,327

	$125,810	$100,259

(h)	Litigation Matters

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

(i)	Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss) as reported in the consolidated balance sheets:

	2010	2009
	(dollars in thousands)

Unrecognized pension benefit costs, net of tax	$(2,470)	$(2,283)
Unrealized loss on interest rate swap, net of tax	(1,105)	(1,528)
Currency translation adjustments	(459)	(1,058)

	$(4,034)	$(4,869)

(j)	Fair Value Measures

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
Level 3 – Unobservable inputs based on our own assumptions

The company’s financial assets and liabilities that are measured at fair value are categorized using the fair value hierarchy at January 1, 2011 and January 2, 2010 are as follows (in thousands):

	Fair Value	Fair Value	Fair Value
	Level 1	Level 2	Level 3	Total

As of January 1, 2011

Financial Assets:
Pension Plan	$11,241	$354	—	$11,595

Financial Liabilities:
Interest rate swaps	—	$2,196	—	$2,196
Contingent consideration	—	—	$5,579	$5,579

As of January 2, 2010

Financial Assets:
Pension Plan	$5,614	$5,100	—	$10,714

Financial Liabilities:
Interest rate swaps	—	$2,966	—	$2,966
Contingent consideration	—	—	$4,134	$4,134

The contingent consideration relates to earnout provisions recorded in conjunction with the acquisitions of CookTek and Cozzini.

(k)	Foreign Currency

Foreign currency transactions are accounted for in accordance with ASC 830 “Foreign Currency Translation”.  The income statements of the company’s foreign operations are translated at the monthly average rates.  Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date.  These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity.  Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur.  These transactions amounted to a gain of $0.2 million in fiscal 2010, a loss of $0.2 million in fiscal 2009 and a loss of $1.9 million in fiscal 2008 and are included in other expense on the statements of earnings.

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

At the Food Processing Equipment Group, the company enters into long-term sales contracts for certain products. Revenue under these long-term sales contracts is recognized using the percentage of completion method defined within ASC 605-35 “Construction-Type and Production-Type Contracts” due to the length of time to fully manufacture and assemble the equipment. The company measures revenue recognized based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. Because estimated labor hours to complete a project are based upon forecasts using the best available information, the actual hours may differ from original estimates. The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the company's financial statements and most accurately measures the matching of revenues with expenses. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements.

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

A rollforward of the warranty reserve is as follows:

	2010	2009
	(dollars in thousands)

Beginning balance	$14,265	$12,595
Warranty reserve related to acquisitions	537	2,674
Warranty expense	22,789	23,389
Warranty claims	(23,123)	(24,393)
Ending balance	$14,468	$14,265

(o)	Research and Development Costs

Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred.  These costs were $7,736,000, $7,114,000 and $6,638,000 in fiscal 2010, 2009 and 2008, respectively.

(p)	Non-Cash Share-Based Compensation

The company estimates the fair value of restricted share grants and stock options at the time of grant and recognizes compensation costs over the vesting period of the awards and options. Non-cash share-based compensation expense of $14.7 million, $10.8 million and $11.4 million was recognized for fiscal 2010, 2009 and 2008, respectively.  The company recorded a related tax benefit of $5.8 million, $4.2 million and $4.5 million in fiscal 2010, 2009 and 2008, respectively.  This included less than $0.1 million and $0.6 million, for fiscal 2009, and 2008, respectively, associated with stock options and $14.7 million, $10.8 million and $10.8 million for fiscal 2010, 2009 and 2008, respectively, associated with restricted share grants.  The company issued restricted share grants with a fair value of $16.1 million in fiscal 2009 and $11.4 million in fiscal 2008.  There were no restricted share grants issued in fiscal 2010.

As of January 1, 2011, there was $8.9 million of total unrecognized compensation cost related to nonvested restricted share grant compensation arrangements, which will be recognized over a weighted average life of 1.5 years.

The fair value of restricted share grant awards for which vesting is subject to market conditions have been estimated using binomial option-pricing models, based on the average market price at the grant date and the weighted average assumptions specific to share grant awards.  Share grant awards not subject to market conditions for vesting are valued at the closing share price of the company’s stock as of the date of the grant.  Expected volatility assumptions are based on historical volatility of the company’s stock.  Expected life assumptions are based on the “simplified” method as described in SEC SAB No. 107, which is the midpoint between the vesting date and the end of the contractual term.  The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued.  The company issued 335,614 and 266,500 restricted share grant awards in 2009 and 2008, respectively. The weighted average assumptions utilized for restricted share grants during the periods presented are as follows:

	2009		2008
Restricted share grant award assumptions (weighted average):
Volatility	N/A		37.8%
Expected life (years)	N/A		4.0
Risk-free interest rate	N/A		2.9%
Dividend yield	N/A		0.0%

Fair value	$47.78	(1)	$42.87

(1)
Share grant awards granted in 2009 are performance based and were not subject to market conditions. Therefore, the fair value represents the closing share price of the company’s stock as of the date of grant.

(q)	Earnings Per Share

Basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding, warrants and other dilutive securities.

The company’s potentially dilutive securities consist of shares issuable on exercise of outstanding options and vesting of restricted stock grants computed using the treasury method and amounted to 536,000, 970,000, and 1,052,000 for fiscal 2010, 2009 and 2008, respectively.

(r)	Consolidated Statements of Cash Flows

Cash paid for interest was $7.6 million, $10.6 million and $11.2 million in fiscal 2010, 2009 and 2008, respectively.  Cash payments totaling $34.3 million, $34.6 million, and $35.0 million were made for income taxes during fiscal 2010, 2009 and 2008, respectively.

(s)	New Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”). ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities.  The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010.  The company has early adopted the provisions of ASU No. 2009-13. The adoption of ASU No. 2009-13 did not have a material impact on the company’s financial position, results of operations or cash flows.

(4)	FINANCING ARRANGEMENTS

The following is a summary of long-term debt at January 1, 2011 and January 2, 2010:

	2010	2009
	(dollars in thousands)

Senior secured revolving credit line	$207,250	$265,900
Foreign loans	6,767	9,741

Total debt	$214,017	$275,641

Less current maturities of long-term debt	5,097	7,517

Long-term debt	$208,920	$268,124

Terms of the company’s senior credit agreement provide for $497.8 million of availability under a revolving credit line.  As of January 1, 2011, the company had $207.2 million of borrowings outstanding under this facility.  The company also has $6.8 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line.  Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $277.0 million at January 1, 2011.

At January 1, 2011, borrowings under the senior secured credit facility were assessed at an interest rate at 1.00% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate.  At January 1, 2011, the average interest rate on the senior debt amounted to 1.34%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis.  Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line.  This variable commitment fee amounted to 0.20% as of January 1, 2011.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On January 1, 2011, these facilities amounted to $3.1 million in U.S. dollars, including $1.3 million outstanding under a revolving credit facility and $1.8 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 4.1% on January 1, 2011. The term loan matures in 2013 and the interest rate is assessed at 5.146%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l. in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On January 1, 2011, these facilities amounted to $3.7 million in U.S. dollars.   The interest rate on the credit facilities is tied to six-month Euro LIBOR. The facilities mature in April of 2015.  At January 1, 2011, the average interest rate on these facilities was approximately 3.0%.

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

The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations.  The upfront cash payment is the amount that a market participant would be able to lend at January 1, 2011 to achieve sufficient cash inflows to cover the cash outflows under the company’s senior revolving credit facility assuming the facility was outstanding in its entirety until maturity.  Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s senior revolving credit facility in December 2012.  Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods.  The fair value of the company’s senior debt obligations as estimated by the company based upon its assumptions is approximately $209.8 million at January 1, 2011, as compared to the carrying value of $214.0 million.

The carrying value and estimated aggregate fair value, based primarily on market prices, of debt is as follows (dollars in thousands):

	January 1, 2011		January 2, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$214,017	$209,808	$275,641	$267,632

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and integration expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt.  The agreements swap one-month LIBOR for fixed rates.   As of January 1, 2011 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

10,000,000	3.032%	02/06/08	02/06/11
10,000,000	3.590%	06/10/08	06/10/11
10,000,000	3.460%	09/08/08	09/06/11
25,000,000	3.670%	09/23/08	09/23/11
15,000,000	1.220%	11/23/09	11/23/11
10,000,000	1.120%	03/11/10	03/11/12
20,000,000	1.800%	11/23/09	11/23/12
15,000,000	0.950%	09/06/10	12/06/12
20,000,000	1.560%	03/11/10	12/11/12

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, certain ratios of indebtedness of 3.5 debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and fixed charge coverage of 1.25 EBITDA to fixed charges.  The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors.  The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company.  At January 1, 2011, the company was in compliance with all covenants pursuant to its borrowing agreements.

The aggregate amount of debt payable during each of the next five years is as follows:

(in thousands)
2011	$5,097
2012	207,367
2013	121
2014	128
2015	134
2016 and thereafter	1,170

$214,017

(5)	COMMON AND PREFERRED STOCK

(a)	Shares Authorized and Issued

At January 1, 2011 and January 2, 2010 the company had 47,500,000, shares of common stock and 2,000,000 shares of Non-voting Preferred Stock authorized.  At January 1, 2011 and January 2, 2010, there were 18,458,011 and 18,552,737, respectively, shares of common stock outstanding.

(b)	Treasury Stock

In July 1998, the company's Board of Directors adopted a stock repurchase program and during 1998 authorized the purchase of up to 1,800,000 common shares in open market purchases.  As of January 1, 2011, 1,333,734 shares had been purchased under the 1998 stock repurchase program and 466,266 remain authorized for repurchase.

At January 1, 2011, the company had a total of 4,233,810 shares in treasury amounting to $111.0 million.

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

As of January 1, 2011, a total of 3,363,506 share based awards have been issued under the 1998 Plan.  This includes 928,186 restricted share grants, of which 178,729 remain unvested and 123,514 have been cancelled.  This also includes 2,435,320 stock options, of which 1,715,432 have been exercised and 724,888 remain outstanding.

As of January 1, 2011, a total of 729,477 share based awards have been issued under the 2007 Plan.  This includes 721,614 restricted share grants, of which 456,185 remain outstanding and unvested.

The company issues share-based awards from shares that have been authorized as new share issuances.  The company does not anticipate it will be required to repurchase any additional shares of common stock in 2011 to satisfy obligations under its share-based award programs.

A summary of stock option activity under the 1998 Stock Incentive Plan is presented below (amounts in thousands, except share and per share data):

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value

Outstanding at January 2, 2010:	759,388	$9.92	3.54	$26,690

Granted	—	—
Exercised	(34,500)	18.91
Forfeited	—	—

Outstanding at January 1, 2011:	724,888	$9.49	2.36	$54,312

Exercisable at January 1, 2011:	724,888	$9.49	2.36	$54,312

Vested or expected to vest At January 1, 2011	724,888	$9.49	2.36	$54,312

A summary of stock option activity under the 2007 Stock Incentive Plan is presented below(amounts in thousands, except share and per share data):

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value

Outstanding at January 2, 2010:	3,742	$28.75	2.41	$76

Granted	—	—
Exercised	(408)	36.22
Forfeited	(413)	113.20

Outstanding at January 1, 2011:	2,921	$15.76	1.11	$200

Exercisable at January 1, 2011:	2,921	$15.76	1.11	$200

Vested or expected to vest At January 1, 2011	2,921	$15.76	1.11	$200

A summary of the company’s nonvested restricted share grant activity under the 1998 and 2007 Stock Incentive Plans and related information for fiscal years ended January 2, 2010 and January 1, 2011 is as follows:

		Weighted Average
		Grant-Date
	Shares	Fair Value

Nonvested Shares

Nonvested shares at January 3, 2009	829,243	$72.33

Granted	335,614	$47.78
Vested	(140,000)	$26.42
Forfeited	(10,000)	$58.13
Cancelled	(335,614)	$60.88

Nonvested shares at January 2, 2010	679,243	$53.61

Granted	-	$-
Vested	(47,250)	$44.62
Forfeited	-	$-

Nonvested shares at January 1, 2011	631,993	$48.47

Additional information related to the share based compensation is as follows:

	2010	2009	2008
	(dollars in thousands)

Intrinsic value of options exercised	$2,280	$1,091	$985
Cash received from exercise	666	391	270
Tax benefit from option exercises	450	335	166

(6)	INCOME TAXES

Earnings before taxes is summarized as follows:

	2010	2009	2008
	(dollars in thousands)
Domestic	$104,421	$96,788	$97,307
Foreign	9,815	2,938	6,915
Total	$114,236	$99,726	$104,222

The provision for income taxes is summarized as follows:

	2010	2009	2008
	(dollars in thousands)

Federal	$31,309	$31,359	$31,936
State and local	7,052	6,100	5,719
Foreign	3,008	1,111	2,666
Total	$41,369	$38,570	$40,321

Current	$39,949	$27,447	$41,863
Deferred	1,420	11,123	(1,542)
Total	$41,369	$38,570	$40,321

Reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate are as follows:

	2010	2009	2008
U.S. federal statutory tax rate	35.0%	35.0%	35.0%

Permanent book vs. tax differences	(3.2)	(2.3)	(2.4)
State taxes, net of federal benefit	4.1	4.0	3.4
U.S. taxes on foreign earnings and foreign tax rate differentials	(0.3)	(0.7)	1.3
Reserve adjustments and other	0.6	2.7	1.4
Consolidated effective tax	36.2%	38.7%	38.7%

         At January 1, 2011 and January 2, 2010, the company had recorded the following deferred tax assets and liabilities, which were comprised of the following:

	2010	2009
	(dollars in thousands)

Deferred tax assets:

Federal NOL carryforwards	$28,079	$34,512
Compensation related	12,474	6,633
Accrued retirement benefits	5,228	4,114
Inventory reserves	4,429	4,359
Product liability and workers comp reserves	4,295	2,455
Warranty reserves	4,175	4,068
Receivable related reserves	2,509	1,984
UNICAP	1,984	1,562
Accrued plant closure	868	1,821
State NOL carryforward	740	295
Interest rate swap	676	1,019
Foreign NOL carryforwards	—	429
Other	8,805	6,525
Gross deferred tax assets	74,262	69,776
Valuation allowance	—	(429)
Deferred tax assets	$74,262	$69,347

Deferred tax liabilities:
Intangible assets	$(55,901)	$(56,718)
Foreign tax earnings repatriation	(2,266)	(2,053)
LIFO reserves	(583)	(357)
Depreciation	(497)	(462)
Other	(1,353)	(605)

Deferred tax liabilities	$(60,600)	$(60,195)

Net deferred tax assets (liabilities)	$13,662	$9,152

Current deferred asset (liability)	$25,520	$23,339
Long-term deferred asset (liability)	(11,858)	(14,187)
Net deferred tax assets (liabilities)	$13,662	$9,152

The company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. That excess totaled 10.0 million as of January 1, 2011. The determination of the additional deferred taxes that have not been provided is not practicable.

As of January 1, 2011, the company has federal and state income tax net operating loss carryforwards of approximately $80 million which are subject to annual utilization limitations pursuant to Internal Revenue Code Section 382.  If not utilized, the federal and state net operating loss carryforwards will expire between various dates beginning 2019 through 2028.

Although the company believes its tax returns are correct, the final determination of tax examinations may be different than what was reported on the tax returns.  In the opinion of management, adequate tax provisions have been made for the years subject to examination.  The company is currently under examination by the Internal Revenue Service for the fiscal year ended January 3, 2009.  The completion date of this examination has not been determined as of January 1, 2011.

On December 31, 2006, the company adopted the provisions of ASC 740-10 “Accounting for Uncertainty in Income Taxes”.   This interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority having full knowledge of all relevant information.

As of January 1, 2011, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $17.8 million (of which $15.9 million would impact the effective tax rate if recognized) plus approximately $2.1 million of accrued interest and $2.4 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.  Interest  recognized in fiscal years 2010, 2009 and 2008 was $0.1 million, $0.7 million and $0.4 million, respectively.   Penalties recognized in fiscal years 2010, 2009 and 2008 was $0.2 million, $0.5 million and $0.5 million, respectively.

The following table summarizes the activity related to the unrecognized tax benefits for the fiscal years ended January 3, 2009, January 2, 2010 and January 1, 2011 (dollars in thousands):

Balance at December 29, 2007	$7,666

Increases to current year tax positions	4,156
Increase to prior tear tax positions	835
Expiration of the statue of limitations for the assessment of taxes	(2,285)

Balance at January 3, 2009	$10,372

Increases to current year tax positions	3,316
Increase to prior year tax positions	7,474
Decrease to prior year tax positions	(911)

Balance at January 2, 2010	$20,251

Increases to current year tax positions	3,524
Increase to prior year tax positions	1,700
Decrease to prior year tax positions	(7,689)

Balance at January 1, 2011	$17,786

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

It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit.  The company believes that it is reasonably possible that approximately $0.3 million of our currently remaining unrecognized tax benefits, each of which are individually insignificant, may be recognized by the end of 2011 as a result of settlements with taxing authorities or lapses of statute of limitations.

A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States – federal	2008 – 2010
United States – states	2003 – 2010
Brazil	2010
Canada	2009 – 2010
China	2002 – 2010
Denmark	2006 – 2010
Mexico	2005 – 2010
Philippines	2006 – 2010
South Korea	2005 – 2010
Spain	2007 – 2010
Taiwan	2007 – 2010
United Kingdom	2007 – 2010
Italy	2008 – 2010

(7)          FINANCIAL INSTRUMENTS

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

(a)          Foreign Exchange

The company periodically enters into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates.  The fair value of these forward contracts was $0.1 million at the end of the year.

(b)          Interest Rate

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income.  As of January 1, 2011, the fair value of these instruments was a loss of $2.2 million.  The change in fair value of these swap agreements in 2010 was a gain of $0.4 million, net of taxes.

A summary of the company’s interest rate swaps is as follows:

		Twelve Months Ended
	Location	Jan 1, 2011	Jan 2, 2010
		(amounts in thousands)

Fair value	Other liabilities	$(2,186)	$(2,966)

Amount of gain/(loss) recognized in other comprehensive income	Other comprehensive income	$(2,504)	$(2,332)

Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(3,277)	$(5,093)

Gain/(loss) recognized in income (ineffective portion)	Other expense	$7	$—

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

(8)          LEASE COMMITMENTS

The company leases warehouse space, office facilities and equipment under operating leases, which expire in fiscal 2011 and thereafter.  The company also has lease obligations for manufacturing facilities that were exited in conjunction with manufacturing consolidation efforts in 2001 and 2009.  Future payment obligations under these leases are as follows:

		Idle
	Operating	Facility	Total Lease
	Leases	Leases	Commitments
	(dollars in thousands)
2011	$4,557	$666	$5,223
2012	3,386	497	3,883
2013	1,886	323	2,209
2014	1,686	323	2,009
2015	642	162	804
2016 and thereafter	1,690	—	1,690

	$13,847	$1,971	$15,818

Rental expense pertaining to the operating leases was $5.6 million, $5.6 million, and $4.2 million in fiscal 2010, 2009 and 2008 respectively.

The idle lease obligations relate to manufacturing facilities in Quakertown, Pennsylvania and Verdi, Nevada exited in 2001 and 2009, respectively.  Obligations under these leases extend through June 2015 and June 2012, respectively.   The company has established reserves of $2.1 million to cover the costs of obligations under these leases, net of anticipated sublease income.  Management believes the remaining reserve balance is adequate to cover costs associated with the lease obligation.  However, the forecast of sublease income could differ from actual amounts, which are subject to the occupancy by a subtenant and a negotiated sublease rental rate.  If the company's estimates or underlying assumptions change in the future, the company would be required to adjust the reserve amount accordingly.

(9)          SEGMENT INFORMATION

The company has two reportable segments defined by management reporting structure and operating activities.

The Commercial Foodservice Equipment Group manufactures, sells and distributes cooking equipment for restaurants and institutional kitchens around the world.  This business division has manufacturing facilities in California, Illinois, Michigan, New Hampshire, North Carolina, Tennessee, Texas, Vermont, China, Denmark, Italy and the Philippines.  Principal product lines of this group include conveyor ovens, ranges, steamers, convection ovens, combi-ovens, broilers and steam cooking equipment, induction cooking systems, baking and proofing ovens, griddles, charbroilers, catering equipment, fryers, toasters, hot food servers, foodwarming equipment, griddles and coffee and beverage dispensing equipment.  These products are sold and marketed under the brand names: Anets, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, CTX, Carter-Hoffmann, CookTek, Doyon, Frifri, Giga, Holman, Houno, Jade, Lang, MagiKitch’n, Middleby Marshall, Nu-Vu, Pitco, PerfectFry, Southbend, Star, Toastmaster, TurboChef and Wells. This business has sales, distribution and export management in the offices located in Australia, Belgium, Brazil, China, France, Hong Kong, India, Italy, Germany, Mexico, the Philippines, Russia, Saudi Arabia, Singapore, South Korea, Spain, Switzerland, United Arab Emirates and the United Kingdom.

The Food Processing Equipment Group manufactures preparation, cooking, packaging and food safety equipment for the food processing industry.  This business division has manufacturing operations in Illinois, Iowa, Wisconsin and Mexico.  Its principal products include; batch ovens, belt ovens and conveyorized cooking systems sold under the Alkar brand name, grinding, slicing, emulsification, mixing and blending under the Cozzini brand name, breading, battering, mixing, slicing and forming equipment sold under the MP Equipment brand name and packaging and food safety equipment sold under the RapidPak brand name.

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

The following table summarizes the results of operations for the company’s business segments1 (dollars in thousands):

	Commercial	Food	Corporate
	Foodservice	Processing	and Other(2)	Total
2010
Net sales	$611,596	$107,525	$—	$719,121
Operating income	148,443	20,580	(46,235)	122,788
Depreciation and amortization expense	13,331	3,130	553	17,014
Net capital expenditures	2,810	136	213	3,159
Total assets	712,738	103,829	56,605	873,172
Long-lived assets	521,915	57,950	29,648	609,513

2009
Net sales	$580,704	$65,925	$—	$646,629
Operating income	130,557	12,193	(31,309)	111,441
Depreciation and amortization expense	14,135	1,350	403	15,888
Net capital expenditures	5,249	20	461	5,730
Total assets	694,026	69,137	53,183	816,346
Long-lived assets	527,250	43,518	28,552	599,320

2008
Net sales	$573,378	$78,510	$—	$651,888
Operating income	140,800	13,540	(34,722)	119,618
Depreciation and amortization expense	10,637	1,650	(397)	11,890
Net capital expenditures	3,887	389	61	4,337
Total assets	543,355	66,183	44,960	654,498
Long-lived assets	371,832	43,459	29,510	444,801

(1)
Non-operating expenses are not allocated to the reportable segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.

(2)	Includes corporate and other general company assets and operations.

Long-lived assets by major geographic region are as follows:

	2010	2009	2008
	(dollars in thousands)

United States and Canada	$585,614	$571,688	$423,379

Asia	1,805	1,878	2,061
Europe and Middle East	21,143	25,546	19,133
Latin America	951	208	228
Total international	23,899	27,632	21,422

	$609,513	$599,320	$444,801

Net sales by each major geographic region are as follows:

	2010	2009	2008
	(dollars in thousands)

United States and Canada	$575,527	$530,644	$529,637

Asia	42,786	28,936	34,516
Europe and Middle East	79,859	69,773	69,046
Latin America	20,949	17,276	18,689
Total international	143,594	115,985	122,251

	$719,121	$646,629	$651,888

(10)        EMPLOYEE RETIREMENT PLANS

(a)          Pension Plans

The company maintains a non-contributory defined benefit plan for its employees at the Smithville, Tennessee facility, which was acquired as part of the Star acquisition. Benefits are determined based upon retirement age and years of service with the company.  This defined benefit plan was frozen on April 1, 2008, and no further benefits accrue to the participants beyond this date.  Plan participants will receive or continue to receive payments for benefits earned on or prior to April 1, 2008 upon reaching retirement age.

The company maintains a non-contributory defined benefit plan for its union employees at the Elgin, Illinois facility. Benefits are determined based upon retirement age and years of service with the company.  This defined benefit plan was frozen on April 30, 2002, and no further benefits accrue to the participants beyond this date.  Plan participants will receive or continue to receive payments for benefits earned on or prior to April 30, 2002 upon reaching retirement age.  The employees participating in the defined benefit plan were enrolled in a newly established 401K savings plan on July 1, 2002, further described below.

The company also maintains a retirement benefit agreement with its Chairman. The retirement benefits are based upon a percentage of the Chairman’s final base salary. Additionally, the company maintains a retirement plan for non-employee directors participating on the Board of Directors prior to 2004.  In November 2010, the Board of Directors approved a revision to the directors’ compensation program that resulted in the plan being frozen and benefits being distributed to vested plan participants. Benefit distributions were made in December 2010 and in January 2011 subsequent to the fiscal year end.  As of January, 2011, there are no longer any participants in the retirement plan for non-employee directors. This plan is not available to any new non-employee directors.

A summary of the plans’ net periodic pension cost, benefit obligations, funded status, and net balance sheet position is as follows (dollars in thousands):

	2010	2010	2010	2009	2009	2009
	Smithville	Elgin	Director	Smithville	Elgin	Director
	Plan	Plan	Plans	Plan	Plan	Plans

Net Periodic Pension Cost:
Service cost	$—	$—	$1,091	$—	$—	$1,029
Interest cost	635	231	435	620	239	357
Expected return on assets	(523)	(167)	—	(483)	(168)	—
Amortization of net (gain) loss	119	114	—	155	150	—
Pension settlement	—	—	172	—	—	(120)
	$231	$178	$1,698	$292	$221	$1,266

Change in Benefit Obligation:
Benefit obligation – beginning of year	$10,821	$4,095	$6,153	$10,212	$4,288	$5,087
Service cost	—	—	1,091	—	—	1,029
Interest on benefit obligations	635	231	435	620	239	357
Actuarial (gains) losses	843	85	—	228	(158)	—
Pension settlement	—	—	172	—	—	(120)
Net benefit payments	(341)	(269)	(823)	(239)	(273)	(200)
Benefit obligation – end of year	$11,958	$4,142	$7,028	$10,821	$4,096	$6,153

Change in Plan Assets:
Plan assets at fair value – beginning of year	$7,526	$3,189	$—	$6,850	$3,211	$—
Company contributions	250	118	823	250	—	200
Investment (loss) gain	818	304	—	665	251	—
Benefit payments and plan expenses	(341)	(269)	(823)	(239)	(273)	(200)
Plan assets at fair value – end of year	$8,253	$3,342	$—	$7,526	$3,189	$—

Funded Status:

Unfunded benefit obligation	$(3,704)	$(799)	$(7,028)	$(3,295)	$(907)	$(6,153)

Amounts recognized in balance sheet at year end:
Other Noncurrent liabilities	$(3,704)	$(799)	$(7,028)	$(3,295)	$(907)	$(6,153)

Pre-tax components in accumulated other comprehensive income:
Net actuarial loss	$2,689	$1,304	$—	$2,260	$1,471	$—
Net prior service cost	—	—	—	—	—	—
Net transaction (asset) obligations	—	—	—	—	—	—
Total amount recognized	$2,689	$1,304	$—	$2,260	$1,471	$—

Accumulated Benefit Obligation	$11,958	$4,142	$4,371	$10,821	$4,096	$4,065

Salary growth rate	n/a	n/a	10.0%	n/a	n/a	10.0%
Assumed discount rate	5.5%	5.5%	6.0%	6.0%	6.0%	6.0%
Expected return on assets	7.0%	5.5%	n/a	7.0%	5.5%	n/a

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

The assets of the plans were invested in the following classes of securities (none of which were securities of the company):

Elgin Plan

	Target Allocation	Percentage of Plan Assets
		2010	2009

Equity	48%	48%	24%
Fixed income	40%	32	48
Money market	4%	12	23
Other (RE + Commodities)	8%	8	5
	100%	100%	100%

Smithville Plan

	Target Allocation	Percentage of Plan Assets
		2010	2009

Equity	48%	56%	36%
Fixed income	40%	36	1
Money market	4%	-	58
Other (RE + Commodities)	8%	8	5
	100%	100%	100%

In accordance with ASC 820 “Fair Value Measurements and Disclosures”,  the company has measured its defined benefit pension plans at fair value.  The following tables summarize the basis used to measure the pension plans’ assets at fair value as of January 1, 2011 (in thousands):

Elgin Plan

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Short Term Investment Fund (a)	$391	$—	$391	$—
Equity Securities:
Large Cap	696	696	—	—
Mid Cap	131	131	—	—
Small Cap	127	127	—	—
International	650	650	—	—
Fixed Income:
Govt/Corp	885	885	—	—
High Yield	183	183	—	—
Alternative:
Global Real Estate	89	89	—	—
Commodities	190	190	—	—
Total	$3,342	$2,951	$391	$—

(a)	Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

Smithville Plan

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Short Term Investment Fund (a)	$(37)	$—	$(37)	$—
Equity Securities:
Large Cap	1,888	1,888	—	—
Mid Cap	427	427	—	—
Small Cap	406	406	—	—
International	1,910	1,910	—	—
Fixed Income:			—	—
Govt/Corp	2,485	2,485
High Yield	473	473
Alternative:
Global Real Estate	252	252	—	—
Commodities	449	449	—	—
Total	$8,253	$8,290	$(37)	$—

(a)	Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

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

Estimated future benefit payments under the plans are as follows (dollars in thousands):

	Smithville Plan	Elgin Plan	Director Plans
2011	$347	$297	$300
2012	397	301	—
2013	437	285	—
2014	479	278	825
2015	524	282	825
2016 through 2020	3,340	1,456	4,126

Contributions to the directors plans are based upon actual retirement benefits for directors as they retire. Contributions under the Smithville and Elgin plans are funded in accordance with provisions of The Employee Retirement Income Security Act of 1974. Expected contributions to the Smithville and union plans to be made in 2011 are $0.3 and $0.1 million, respectively. There are no expected contributions to the Elgin plan to be made in 2011.

(b)          401K Savings Plans

As of January 1, 2011, the company maintained two separate defined contribution 401K savings plans covering all employees in the United States.  These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States.

In conjunction with the freeze on future benefits under the defined benefit plan for union employees at the Elgin, Illinois facility, the company established a 401K savings plan for this group of employees.  The company makes contributions to this plan in accordance with its agreement with the union.  These contributions amounted to $42,000 for 2010, $35,000 for 2009 and $48,000 for 2008.  There were no other profit sharing contributions to the 401K savings plans for 2010, 2009 and 2008.

(11)        QUARTERLY DATA (UNAUDITED)

	1st	2nd	3rd	4th	Total Year
	(dollars in thousands, except per share data)

2010
Net sales	$160,683	$173,412	$177,793	$207,233	$719,121
Gross profit	63,473	69,424	70,687	83,093	286,677
Income from operations	26,435	29,729	32,011	34,613	122,788
Net earnings	$13,762	$17,509	$20,602	$20,994	$72,867

Basic earnings per share (1)	$0.78	$0.98	$1.16	$1.18	$4.09
Diluted earnings per share (1)	$0.74	$0.96	$1.13	$1.13	$3.97

2009
Net sales	$181,546	$158,601	$153,989	$152,493	$646,629
Gross profit	68,770	61,340	62,037	58,481	250,628
Income from operations	28,091	26,945	28,074	28,331	111,441
Net earnings	$14,067	$13,714	$15,501	$17,874	$61,156

Basic earnings per share (1)	$0.80	$0.78	$0.88	$1.01	$3.47
Diluted earnings per share (1)	$0.77	$0.74	$0.83	$0.95	$3.29

(1)	Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FISCAL YEARS ENDED JANUARY 1, 2011, JANUARY 2, 2010
AND JANUARY 3, 2009

		Additions/
	Balance	(Recoveries)	Write-Offs		Balance
	Beginning	Charged	During the		At End
	Of Period	to Expense	the Period	Acquisition	Of Period

Allowance for
doubtful accounts; deducted from
accounts receivable on the
balance sheets-

2010	$6,596,000	$1,599,000	$(512,000)	$292,000	$7,975,000

2009	$6,598,000	$(556,000)	$(562,000)	$1,116,000	$6,596,000

2008	$5,818,000	$1,790,000	$(1,561,000)	$551,000	$6,598,000

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

As of January 1, 2011, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

Changes in Internal Control Over Financial Reporting

During the quarter ended January 1, 2011, there have been no changes in the company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our assessment of the internal control structure excluded PerfectFry Company Ltd and Cozzini Inc., which were acquired on July 13, 2010 and September 21, 2010, respectively.  These acquisitions constitute 4.3% and 4.1% of net and total assets, respectively, 2.8% of net revenues, and (0.4)% of net income of the consolidated financial statements of the Company as of and for the year ended January 1, 2011.  These acquisitions are included in the consolidated financial statements of the company as of and for the year ended January 1, 2011.  Under guidelines established by the Securities Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 1, 2011.

The Middleby Corporation
March 2, 2011

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

10.7 *
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March 2011.

THE MIDDLEBY CORPORATION

BY:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2011.

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