Form 10-Q
period 2011-04-02
MIDDLEBY CORP
filed 2011-05-12
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2011

or
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

As of May 6, 2011 there were 18,739,633 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED APRIL 2, 2011

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	April 2, 2011	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$9,258	$7,656
Accounts receivable, net of reserve for doubtful accounts of $7,925 and $7,975	111,774	112,049
Inventories, net	116,225	106,463
Prepaid expenses and other	10,308	11,971
Current deferred taxes	25,667	25,520
Total current assets	273,232	263,659

Property, plant and equipment, net of accumulated depreciation of $50,480 and $47,355	44,268	43,656
Goodwill	370,752	369,989
Other intangibles	187,085	189,254
Other assets	6,427	6,614
Total assets	$881,764	$873,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$6,141	$5,097
Accounts payable	46,780	52,945
Accrued expenses	102,517	125,810
Total current liabilities	155,438	183,852

Long-term debt	233,455	208,920
Long-term deferred tax liability	12,672	11,858
Other non-current liabilities	44,245	43,629
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 47,500,000 shares authorized; 23,086,993 and 22,691,821 shares issued in 2011 and 2010, respectively	137	137
Paid-in capital	181,611	179,575
Treasury stock at cost; 4,347,360 and 4,233,810 shares in 2011 and 2010, respectively	(120,472)	(111,019)
Retained earnings	378,079	360,254
Accumulated other comprehensive income	(3,401)	(4,034)
Total stockholders' equity	435,954	424,913
Total liabilities and stockholders' equity	$881,764	$873,172

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	Apr 2, 2011	Apr 3, 2010

Net sales	$182,572	$160,683
Cost of sales	110,742	97,210
Gross profit	71,830	63,473
Selling expenses	20,568	17,625
General and administrative expenses	19,898	19,413
Income from operations	31,364	26,435
Net interest expense and deferred financing amortization	2,060	2,475
Other (income) expense, net	(162)	344
Earnings before income taxes	29,466	23,616
Provision for income taxes	11,641	9,854
Net earnings	$17,825	$13,762

Net earnings per share:
Basic	$1.00	$0.78
Diluted	$0.97	$0.74

Weighted average number of shares
Basic	17,901	17,754
Dilutive stock options1	544	962
Diluted	18,445	18,716

1	There were no anti-dilutive stock options excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	Apr 2, 2011	Apr 3, 2010

Cash flows from operating activities-
Net earnings	$17,825	$13,762

Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	4,047	3,916
Deferred taxes	(300)	(83)
Non-cash share-based compensation	1,956	3,234
Unrealized gain on derivative financial instruments	(40)	(7)
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	524	(5,588)
Inventories, net	(10,309)	552
Prepaid expenses and other assets	2,005	6,435
Accounts payable	(6,870)	741
Accrued expenses and other liabilities	(18,379)	(16,156)

Net cash (used in) provided by operating activities	(9,541)	6,806

Cash flows from investing activities-
Net additions to property and equipment	(1,703)	(1,401)
Acquisition of Giga	(1,025)	(1,621)
Acquisition of Cozzini	(2,000)	—

Net cash (used in) investing activities	(4,728)	(3,022)

Cash flows from financing activities-
Net proceeds (repayments) under revolving credit facilities	24,450	(4,800)
Net proceeds (repayments) under foreign bank loan	623	514
Repurchase of treasury stock	(9,453)	—
Net proceeds from stock issuances	80	270

Net cash provided by (used in) financing activities	15,700	(4,016)

Effect of exchange rates on cash and cash equivalents	171	164

Changes in cash and cash equivalents-
Net increase (decrease) in cash and cash equivalents	1,602	(68)

Cash and cash equivalents at beginning of year	7,656	8,363

Cash and cash equivalents at end of the three-month period	$9,258	$8,295

Supplemental disclosure of cash flow information:
Interest paid	$1,727	$2,475
Income tax payments	$2,646	$2,156

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2011
(Unaudited)

1)	Summary of Significant Accounting Policies

A)          Basis of Presentation

The condensed consolidated financial statements have been prepared by The Middleby Corporation (the "company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading.  These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2010 Form 10-K.  The company’s interim results are not necessarily indicative of future full year results for the fiscal year 2011.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of April 2, 2011 and January 1, 2011, and the results of operations for the three months ended April 2, 2011 and April 3, 2010 and cash flows for the three months ended April 2, 2011 and April 3, 2010.

B)	Non-Cash Share-Based Compensation

The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options.  Non-cash share-based compensation expense was $2.0 million and $3.2 million for the first quarter of 2011 and 2010, respectively.

C)	Income Tax Contingencies

As of January 1, 2011, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $17.8 million (of which $15.9 million would impact the effective tax rate if recognized) plus approximately $2.1 million of accrued interest and $2.4 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Interest of $0.1 million and less than $0.1 million were recognized in the first quarter of 2011 and 2010, respectively. Penalties of less than $0.1 million were recognized in the first quarter of 2011 and 2010, respectively. As of April 2, 2011, there were no significant changes in the total amount of liability for unrecognized tax benefits.

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

United States – federal	2008 - 2010
United States – states	2003 - 2010
Brazil	2010
Canada	2009 - 2010
China	2002 - 2010
Denmark	2006 - 2010
Italy	2008 - 2010
Mexico	2005 - 2010
Philippines	2006 - 2010
South Korea	2005 - 2010
Spain	2007 - 2010
Taiwan	2007 - 2010
United Kingdom	2007 - 2010

D)           Fair Value Measures

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements.

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

The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value	Fair Value	Fair Value
	Level 1	Level 2	Level 3	Total
As of April 2, 2011
Financial Assets:
None	—	—	—	$—

Financial Liabilities:
Interest rate swaps	—	$1,990	—	$1,990
Contingent consideration	—	—	$3,579	$3,579

As of January 1, 2011
Financial Assets:
None	—	—	—	$—

Financial Liabilities:
Interest rate swaps	—	$2,196	—	$2,196
Contingent consideration	—	—	$5,579	$5,579

The remaining contingent consideration relates to earnout provisions recorded in conjunction with the acquisition of CookTek LLC.

2)	Acquisitions and Purchase Accounting

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

CookTek

On April 26, 2009, the company completed its acquisition of substantially all of the assets and operations of CookTek LLC (“CookTek”), a leading manufacturer of induction cooking and warming systems for a purchase price of $8.0 million in cash.  An additional deferred payment of $1.0 million was made during the second quarter of 2010 as provided in the purchase agreement. Additional contingent payments are also payable over the course of four years upon the achievement of certain sales targets as described below.

The final allocation of cash paid for the CookTek acquisition is summarized as follows (in thousands):

Apr 26, 2009

Current assets	$2,583
Property, plant and equipment	152
Goodwill	5,895
Other intangibles	6,622
Current liabilities	(3,263)
Other non-current liabilities	(3,989)

Consideration paid at closing	$8,000

Deferred cash payment	1,000
Contingent consideration	4,700

Net assets acquired and liabilities assumed	$13,700

The CookTek purchase agreement included an earnout provision providing for contingent payments due to the sellers to the extent certain financial targets are exceeded.  The earnout amounts are payable in the four consecutive years subsequent to the acquisition date if CookTek is to exceed certain sales targets for each of those years.  The earnout payment will amount to 10% of the sales in excess of the target for each of the respective years.  There is no cap on the potential earnout payment, however, the company’s estimated probable range of the contingent consideration is between $0 and $8 million.  The fair value of the contractual obligation associated with the contingent earnout provision recognized as of April 2, 2011 is $3.6 million.  This amount was determined based on an income approach.

The goodwill and $3.5 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350 “Intangibles – Goodwill and Other”.  Other intangibles also includes less than $0.1 million allocated to backlog, $0.7 million allocated to developed technology and $2.4 million allocated to customer relationships which are to be amortized over periods of 3 months, 6 years and 5 years, respectively.  Goodwill and other intangibles of CookTek are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are deductible for tax purposes.

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

The final allocation of cash paid for the Anets acquisition is summarized as follows (in thousands):

Apr 30, 2009

Current assets	$2,210
Goodwill	3,342
Other intangibles	1,085
Current liabilities	(3,129)
Other non-current liabilities	(150)

Consideration paid at closing	$3,358

Deferred cash payment	500

Net assets acquired and liabilities assumed	$3,858

The goodwill and $0.9 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350.  Other intangibles also includes less than $0.1 million allocated to developed technology and $0.2 million allocated to customer relationships, both of which are to be amortized over a period of 3 years.  Goodwill and other intangibles of Anets are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are deductible for tax purposes.

Doyon

On December 14, 2009, the company completed its acquisition of Doyon Equipment, Inc. (“Doyon”), a leading Canadian manufacturer of baking ovens for the commercial foodservice industry, for a purchase price of approximately $6.4 million.

The final allocation of cash paid for the Doyon acquisition is summarized as follows (in thousands):

Dec 14, 2009

Current assets	$5,004
Property, Plant and Equipment	1,876
Goodwill	1,522
Other intangibles	2,273
Current maturities of long-term debt	(285)
Current liabilities	(2,426)
Long-term debt	(1,081)
Other non-current liabilities	(487)

Net assets acquired and liabilities assumed	$6,396

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

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	Jul 13, 2010	Adjustments	Jul 13, 2010

Cash	$247	$—	$247
Current assets	1,949	(316)	1,633
Goodwill	2,502	(296)	2,206
Other intangibles	1,653	—	1,653
Current liabilities	(1,497)	612	(885)

Net assets acquired and liabilities assumed	$4,854	$—	$4,854

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

Cozzini

On September 21, 2010, the company completed its acquisition of the food processing equipment business of Cozzini, Inc. (“Cozzini”), a leading manufacturer of equipment solutions for the food processing industry, for an aggregate purchase price of approximately $19.2 million, net of cash acquired, including $17.4 million in cash and 34,263 shares of Middleby common stock valued at $1.8 million.  An additional contingent payment of $2.0 million was made in the first quarter of 2011 upon the achievement of certain sales targets. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreement.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	Sep 21, 2010	Adjustments	Sep 21, 2010

Cash	$557	$30	$587
Current assets	13,601	(191)	13,410
Property, Plant and Equipment	863	(30)	833
Goodwill	9,601	(1,279)	8,322
Other intangibles	6,691	1,120	7,811
Other assets	636	71	707
Current liabilities	(11,859)	(35)	(11,894)

Consideration paid at closing	$20,090	$(314)	$19,776

Contingent consideration	2,000	—	2,000

Net assets acquired and liabilities assumed	$22,090	$(314)	$21,776

The goodwill and $3.6 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350.  Other intangibles also include $2.7 million allocated to customer relationships and $1.4 million allocated to backlog which are to be amortized over the periods of 4 years and 3 months respectively.  Goodwill and other intangibles of Cozzini are allocated to the Food Processing Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805).  ASU No. 2010-29 clarifies the disclosures required for pro forma information for business combinations.  ASU No. 2010-29 specifies if comparative financial statements are presented, revenue and earnings of a combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in ASU 2010-29 are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The company adopted the provisions of ASU No. 2010-29 on January 2, 2011.  The adoption of ASU No. 2010-29 did not have any impact on the company’s financial position, results of operations or cash flow.  As the company had no material acquisitions during the first quarter of 2011, there were no disclosures required.

5)           Other Comprehensive Income

The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income."

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended
	Apr 2, 2011	Apr 3, 2010

Net earnings	$17,825	$13,762
Currency translation adjustment	559	(709)
Unrealized gain on interest rate swaps, net of tax	74	63

Comprehensive income	$18,458	$13,116

Accumulated other comprehensive income is comprised of unrecognized pension benefit costs of $2.5 million, net of taxes as of April 2, 2011 and January 1, 2011, cumulative foreign currency translation gains of $0.1 million as of April 2, 2011 and losses of $0.5 million as of January 1, 2011 and an unrealized loss on interest rate swaps of $1.0 million and $1.1 million, net of taxes as of April 2, 2011 and January 1, 2011.

6)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market.  Costs for inventory at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method.  These inventories under the LIFO method amounted to $19.6 million at April 2, 2011 and $17.5 million at January 1, 2011 and represented approximately 17% and 16% of the total inventory in each respective period.  Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method.  The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization.  Inventories at April 2, 2011 and January 1, 2011 are as follows:

	Apr 2, 2011	Jan 1, 2011
	(in thousands)

Raw materials and parts	$65,110	$60,452
Work-in-process	14,269	12,292
Finished goods	36,559	33,432
	115,938	106,176
LIFO reserve	287	287

	$116,225	$106,463

7)	Goodwill

Changes in the carrying amount of goodwill for the three months ended April 2, 2011 are as follows (in thousands):

	Commercial	Food
	Foodservice	Processing	Total

Balance as of January 1, 2011	$330,501	$39,488	$369,989

Adjustments to prior year acquisitions	—	360	360
Foreign exchange rate effect	615	(212)	403

Balance as of April 2, 2011	$331,116	$39,636	$370,752

8)           Accrued Expenses

Accrued expenses consist of the following:

	Apr 2, 2011	Jan 1, 2011
	(in thousands)

Accrued payroll and related expenses	$18,455	$32,625
Accrued warranty	13,743	14,468
Advanced customer deposits	11,998	13,357
Accrued product liability and workers compensation	10,648	9,711
Accrued customer rebates	7,694	18,086
Accrued agent commission	7,021	7,824
Accrued professional services	5,721	5,944
Other accrued expenses	27,237	23,795

	$102,517	$125,810

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

A rollforward of the warranty reserve is as follows:

Three Months Ended
Apr 2, 2011
(in thousands)

Beginning balance	$14,468
Warranty reserve related to acquisitions	537
Warranty expense	5,510
Warranty claims	(6,772)
Ending balance	$13,743

10)         Financing Arrangements

	Apr 2, 2011	Jan 1, 2011
	(in thousands)

Senior secured revolving credit line	$231,700	$207,250
Foreign loan	7,896	6,767
Total debt	$239,596	$214,017

Less: Current maturities of long-term debt	6,141	5,097

Long-term debt	$233,455	$208,920

Terms of the company’s senior credit agreement provide for $497.8 million of availability under a revolving credit line.  As of April 2, 2011, the company had $231.7 million of borrowings outstanding under this facility.  The company also has $5.6 million in outstanding letters of credit as of April 2, 2011, which reduces the borrowing availability under the revolving credit line.  Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $252.6 million at April 2, 2011.

At April 2, 2011, borrowings under the senior secured credit facility are assessed at an interest rate of 0.875% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate.  At April 2, 2011 the average interest rate on the senior debt amounted to 1.44%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis.  Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line.  This variable commitment fee amounted to 0.175% as of April 2, 2011.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On April 2, 2011 these facilities amounted to $3.8 million in U.S. dollars, including $1.9 million outstanding under a revolving credit facility and $1.9 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 4.0% on April 2, 2011. The term loan matures in 2013 and the interest rate is assessed at 5.0%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On April 2, 2011 these facilities amounted to $4.1 million in U.S. dollars.  The interest rate on the credit facilities is tied to six-month Euro LIBOR. At April 2, 2011, the average interest rate on these facilities was approximately 3.0%. The facilities mature in April of 2015.

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

The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations.  The upfront cash payment is the amount that a market participant would be able to lend at April 2, 2011 to achieve sufficient cash inflows to cover the cash outflows under the company’s senior revolving credit facility assuming the facility was outstanding in its entirety until maturity.  Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s senior revolving credit facility in December 2012.  Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods.  The fair value of the company’s senior debt obligations as estimated by the company based upon its assumptions is approximately $235.5 million at April 2, 2011, as compared to the carrying value of $239.6 million.

The carrying value and estimated aggregate fair value, based primarily on market prices, of debt is as follows (in thousands):

	April 2, 2011		January 1, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$239,596	$235,465	$214,017	$209,808

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and integration expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt.  The agreements swap one-month LIBOR for fixed rates. As of April 2, 2011 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

$10,000,000	3.590%	06/10/08	06/10/11
10,000,000	3.460%	09/08/08	09/06/11
25,000,000	3.670%	11/23/08	09/23/11
15,000,000	1.220%	11/23/09	11/23/11
20,000,000	1.800%	11/23/09	11/23/12
20,000,000	1.560%	03/11/10	12/11/12
10,000,000	1.120%	03/11/10	03/11/12
15,000,000	0.950%	08/06/10	12/06/12
25,000,000	1.610%	02/23/11	02/24/14
25,000,000	2.520%	02/23/11	02/23/16

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, a maximum ratio of indebtedness of 3.5 debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and a minimum fixed charge coverage of 1.25 EBITDA to fixed charges. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors.  The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company.  At April 2, 2011, the company was in compliance with all covenants pursuant to its borrowing agreements.

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

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates.  As of April 2, 2011, the company had forward contracts to sell $3.0 million Euro dollars for $4.1 million U.S dollars which mature in the next fiscal quarter. As of April 2, 2011, the fair value of the forward contract was $0.2 million.

Sell	Purchase	Maturity
3,000,000 Euro	4,116,000 U.S Dollars	June 29, 2011

Interest Rate:  The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income.  As of April 2, 2011, the fair value of these instruments was a loss of $2.0 million.  The change in fair value of these swap agreements in the first three months of 2011 was a gain of $0.1 million, net of taxes.

The following tables summarize the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated
	Balance Sheet Presentation	Apr 2, 2011	Jan 1, 2011

Fair value	Other non-current liabilities	$(1,990)	$(2,186)

The impact on earnings from interest rate swaps was as follows (in thousands):

	Presentation of	Three Months Ended
	gain/(loss)	Apr 2, 2011	Apr 3, 2010

Gain/(loss) recognized in other comprehensive income	Other comprehensive income	$(634)	$(876)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(790)	$(991)
Gain recognized in income (ineffective portion)	Other expense	$40	$7

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

The Commercial Foodservice Equipment Group manufactures, sells and distributes cooking equipment for the restaurant and institutional kitchen industry.  This business segment has manufacturing facilities in California, Illinois, Michigan, New Hampshire, North Carolina, Tennessee, Texas, Vermont, China, Denmark, Italy and the Philippines.  Principal product lines of this group include conveyor ovens, ranges, steamers, convection ovens, combi-ovens, broilers and steam cooking equipment, induction cooking systems, baking and proofing ovens, griddles, charbroilers, catering equipment, fryers, toasters, hot food servers, foodwarming equipment, griddles and coffee and beverage dispensing equipment.  These products are sold and marketed under the brand names: Anets, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, CTX, Carter-Hoffmann, CookTek, Doyon, Frifri, Giga, Holman, Houno, Jade, Lang, MagiKitch’n, Middleby Marshall, Nu-Vu, PerfectFry, Pitco, Southbend, Star, Toastmaster, TurboChef and Wells.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Apr 2, 2011		Apr 3, 2010
	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice	$153,733	84.2	$140,537	87.5
Food Processing	28,839	15.8	20,146	12.5

Total	$182,572	100.0%	$160,683	100.0%

The following table summarizes the results of operations for the company's business segments(1)(in thousands):

	Commercial	Food	Corporate
	Foodservice	Processing	and Other(2)	Total
Three months ended April 2, 2011
Net sales	$153,733	$28,839	$—	$182,572
Income from operations	35,835	4,787	(9,258)	31,364
Depreciation and amortization expense	3,323	551	173	4,047
Net capital expenditures	1,533	26	144	1,703

Total assets	720,061	99,769	61,934	881,764
Long-lived assets	520,059	57,502	30,971	608,532

Three months ended April 3, 2010
Net sales	$140,537	$20,146	$—	$160,683
Income from operations	31,335	4,372	(9,272)	26,435
Depreciation and amortization expense	3,433	358	125	3,916
Net capital expenditures	1,339	62	—	1,401

Total assets	693,823	68.880	47,957	810,660
Long-lived assets	524,190	43,445	29,386	597,021

(1)
Non-operating expenses are not allocated to the operating segments.  Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.

(2)	Includes corporate and other general company assets and operations.

Long-lived assets by major geographic region are as follows (in thousands):

	Apr 2, 2011	Apr 3, 2010
United States and Canada	$584,750	$570,621
Asia	1,778	1,916
Europe and Middle East	21,174	24,279
Latin America	830	205
Total international	$23,782	$26,400

	$608,532	$597,021

Net sales by major geographic region were as follows (in thousands):

	Three Months Ended
	Apr 2, 2011	Apr 3, 2010
United States and Canada	$140,631	$128,929
Asia	10,296	8,913
Europe and Middle East	21,910	18,825
Latin America	9,735	4,016
Total international	$41,941	$31,754

	$182,572	$160,683

13)	Employee Retirement Plans

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

The company also maintains a retirement benefit agreement with its Chairman. The retirement benefits are based upon a percentage of the Chairman’s final base salary. Additionally, the company maintains a retirement plan for non-employee directors who served on the Board of Directors prior to 2004.  In November 2010, the Board of Directors approved a revision to the directors’ compensation program that resulted in the plan being frozen and the benefits being distributed to the plan participants. Benefit distributions were made in December 2010 and January 2011. As of April 2, 2011, there were no longer any participants in the plan for non-employee directors. This plan is not available to any new non-employee directors.

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

On March 23, 2011, the company announced that it had entered into an agreement to acquire Lincat Group PLC (“Lincat”).  Under terms of the agreement, Lincat shareholders will receive 1,050 pence or approximately $17.16 U.S. dollars in cash per share for each share held.  As of the agreement date, there were approximately 5,525,000 shares outstanding.  The approximate total purchase price is $94.8 million U.S. dollars. Lincat is a leading manufacturer of equipment for the commercial foodservice industry in the United Kingdom.

On April 12, 2011, the company completed its acquisition of Beech Ovens, Pty. Ltd (“Beech”), for approximately $13.5 million U.S. dollars.  Beech is a leading manufacturer of stone hearth ovens for the commercial foodservice industry located in Brisbane, Australia.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Informational Notes

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company.  Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; ability to protect trademarks, copyrights and other intellectual property; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s Securities and Exchange Commission (“SEC”) filings, including the company’s 2010 Annual Report on Form 10-K.

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Apr 2, 2011		Apr 3, 2010
	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice	$153,733	84.2	$140,537	87.5
Food Processing	28,839	15.8	20,146	12.5

Total	$182,572	100.0%	$160,683	100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended
	Apr 2, 2011	Apr 3, 2010
Net sales	100.0%	100.0%
Cost of sales	60.7	60.5
Gross profit	39.3	39.5
Selling, general and administrative expenses	22.1	23.0
Income from operations	17.2	16.5
Net interest expense and deferred financing amortization	1.1	1.6
Other (income) expense, net	(0.1)	0.2
Earnings before income taxes	16.2	14.7
Provision for income taxes	6.4	6.1
Net earnings	9.8%	8.6%

Three Months Ended April 2, 2011 Compared to Three Months Ended April 3, 2010

NET SALES. Net sales for the first quarter of fiscal 2011 were $182.6 million as compared to $160.7 million in the first quarter of 2010.

•
Net sales at the Commercial Foodservice Equipment Group amounted to $153.7 million in the first quarter of 2011 as compared to $140.5 million in the prior year quarter.  Net sales resulting from the acquisition of PerfectFry, which was acquired on July 13, 2010, accounted for an increase of $0.9 million during the first quarter of 2011. Excluding the impact of this acquisition, net sales of commercial foodservice equipment increased $12.3 million in the first quarter of 2011.  The improvement in net sales reflects an improvement in market conditions as commercial restaurant customers increased their spending on replacement of equipment.  Additionally, net sales reflects increased market penetration resulting from new product introductions and increased sales activities focused on major restaurant chain accounts and the emerging markets.

•
Net sales for the Food Processing Equipment Group amounted to $28.8 million in the first quarter of 2011 as compared to $20.1 million in the prior year quarter. Net sales resulting from the Cozzini acquisition, which was acquired on September 21, 2010 accounted for an increase of $9.3 million. Excluding the impact of this acquisition, net sales of food processing equipment decreased by $0.6 million due to timing of customer orders.

GROSS PROFIT. Gross profit increased to $71.8 million in the first quarter of 2011 from $63.5 million in the prior year period, reflecting the impact of higher sales volumes.  The gross margin rate was 39.3% in the first quarter of 2011 as compared to 39.5% in the prior year quarter.  The net decrease in the gross margin rate reflects:

•	The impact of rising material costs.

•	Lower margins at newly acquired companies which unfavorably impacted the margin rate.

•	The benefit of increased sales volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $37.0 million in the first quarter of 2010 to $40.5 million in the first quarter of 2011.  As a percentage of net sales, operating expenses decreased from 23.0% in the first quarter of 2010 to 22.1% in the first quarter of 2011. Selling expenses increased from $17.6 million in the first quarter of 2010 to $20.6 million in the first quarter of 2011.  Selling expenses reflect increased costs of $1.4 million associated with the Cozzini acquisition, $0.9 million associated with trade show expenses and $0.7 million associated with commission expense due to higher sales volumes. General and administrative expenses increased from $19.4 million in the first quarter of 2010 to $19.9 million in the first quarter of 2011.  General and administrative expenses reflect $1.0 million of increased costs associated with the Cozzini acquisition offset by lower employee compensation costs.

NON-OPERATING EXPENSES.  Interest and deferred financing amortization costs decreased to $2.1 million in the first quarter of 2011 as compared to $2.5 million in the first quarter of 2010, due to lower interest rates on lower average debt balances.  Other income was $0.2 million in the first quarter of 2011 as compared to $0.3 million of other expense in the prior year first quarter and primarily consisted of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $11.6 million, at an effective rate of 40%, was recorded during the first quarter of 2011, as compared to a $9.9 million provision at a 42% effective rate in the prior year quarter.  The reduced effective rate reflects increased deductions for qualified manufacturing activities.

Financial Condition and Liquidity

During the three months ended April 2, 2011, cash and cash equivalents increased by $1.6 million to $9.3 million at April 3, 2010 from $7.7 million at January 1, 2011.  Net borrowings increased from $214.0 million at January 1, 2011 to $239.6 million at April 2, 2011.

OPERATING ACTIVITIES. Net cash used by operating activities was $9.5 million for the three month period ended April 2, 2011, compared to net cash provided by operating activities of $6.8 million for the three-month period ended April 3, 2010.

During the three months ended April 2, 2011, working capital levels changed due to increased seasonal working capital needs.  These changes in working capital levels included a $10.3 million increase in inventory, due to several factors including increased steel purchases ahead of anticipated price increases, increased inventory levels during build out periods in conjunction with plant consolidation efforts and higher levels of stock associated with foreign sourcing initiatives.  Changes in working capital levels also included a $0.5 million decrease in accounts receivable, a $2.0 million decrease in prepaid expenses and other assets and a $6.9 million decrease in accounts payable.  Accrued expenses and other non-current liabilities decreased by $18.4 million primarily due to the payment of 2010 annual rebate and incentive compensation programs in the first quarter of 2011.

INVESTING ACTIVITIES. During the three months ended April 2, 2011, net cash used in investing activities amounted to $4.7 million.  Investing activities include deferred payments of $3.0 million related to the Giga and Cozzini acquisitions completed in prior years.  The company also had net capital expenditures of $1.7 million primarily associated with additions and upgrades of production equipment.

FINANCING ACTIVITIES.  Net cash flows provided by financing activities amounted to $15.7 million during the three months ended April 2, 2011.  The company’s borrowing activities included $24.5 million of proceeds under its $497.8 million revolving credit facility and $0.6 million of proceeds of foreign borrowings.  Related to restricted stock vestings during the first quarter of 2011, the company used $9.5 million to repurchase 113,550 shares of its common stock that were surrendered to the company by employees in lieu of cash for payment of withholding taxes.

At April 2, 2011, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805).  ASU No. 2010-29 clarifies the disclosures required for pro forma information for business combinations.  ASU No. 2010-29 specifies if comparative financial statements are presented, revenue and earnings of a combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in ASU 2010-29 are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The company adopted the provisions of ASU No. 2010-29 on January 2, 2011.  The adoption of ASU No. 2010-29 did not have any impact on the company’s financial position, results of operations or cash flow.  As the company had no material acquisitions during the first quarter of 2011, there were no disclosures required.

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

Contractual Obligations

The company's contractual cash payment obligations as of April 2, 2011 are set forth below (in thousands):

	Amounts				Total
	Due Sellers			Idle	Contractual
	From	Long-term	Operating	Facility	Cash
	Acquisitions	Debt	Leases	Leases	Obligations

Less than 1 year	$720	$6,141	$4,094	$641	$11,596
1-3 years	3,437	231,956	5,288	734	241,415
3-5 years	—	281	2,340	404	3,025
After 5 years	—	1,218	1,782	—	3,000

	$4,157	$239,596	$13,504	$1,779	$259,036

The company has obligations to make $4.2 million of purchase price payments to the sellers of CookTek and Giga that were deferred in conjunction with the acquisitions.

The company has contractual obligations under its various debt agreements to make interest payments.  These amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments is not determinable.

The company has $5.6 million in outstanding letters of credit, which expire on April 2, 2012, to secure potential obligations under various business programs.

Idle facility leases consist of obligations for manufacturing locations that were exited in conjunction with the company's manufacturing consolidation efforts.  These lease obligations continue through June 2015. The obligations presented above do not reflect any anticipated sublease income from the facilities.

The projected benefit obligation of the company’s defined benefit plans exceeded the plans’ assets by $11.5 million at the end of 2010.  The unfunded benefit obligations were comprised of a $3.7 million underfunding of the company’s Smithville plan, which was acquired as part of the Star acquisition, $0.8 million underfunding of the company's Elgin union plan and $7.0 million of underfunding of the company's director plans.  The company does not expect to contribute to the director plans in 2011.  The company expects to continue to make minimum contributions to the Smithville and Elgin plan as required by the Employee Retirement Income Security Act of 1974, which are expected to be $0.3 million and $0.1 million, respectively in 2011.

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

	Fixed	Variable
	Rate	Rate
Twelve Month Period Ending	Debt	Debt
	(in thousands)

April 2, 2012	$—	$6,141
April 2, 2013	—	231,826
April 2, 2014	—	130
April 2, 2015	—	137
April 2, 2016 and thereafter	—	1,362

	$—	$239,596

Terms of the company’s senior credit agreement provide for $497.8 million of availability under a revolving credit line.  As of April 2, 2011, the company had $231.7 million of borrowings outstanding under this facility.  The company also has $5.6 million in outstanding letters of credit as of April 2, 2011, which reduces the borrowing availability under the revolving credit line.  Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $252.6 million at April 2, 2011.

At April 2, 2011, borrowings under the senior secured credit facility are assessed at an interest rate 0.875% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate.  At April 2, 2011 the average interest rate on the senior debt amounted to 1.44%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis.  Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line.  This variable commitment fee amounted to 0.175% as of April 2, 2011.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On April 2, 2011 these facilities amounted to $3.8 million in U.S. dollars, including $1.9 million outstanding under a revolving credit facility and $1.9 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 4.0% on April 2, 2011. The term loan matures in 2013 and the interest rate is assessed at 5.0%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On April 2, 2011 these facilities amounted to $4.1 million in U.S. dollars.  The interest rate on the credit facilities is tied to six-month Euro LIBOR. At April 2, 2011, the average interest rate on these facilities was approximately 3.0%. The facilities mature in April of 2015.

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and integration expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on its outstanding debt.  The agreements swap one-month LIBOR for fixed rates. As of April 2, 2011 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

$10,000,000	3.590%	06/10/08	06/10/11
10,000,000	3.460%	09/08/08	09/06/11
25,000,000	3.670%	11/23/08	09/23/11
15,000,000	1.220%	11/23/09	11/23/11
20,000,000	1.800%	11/23/09	11/23/12
20,000,000	1.560%	03/11/10	12/11/12
10,000,000	1.120%	03/11/10	03/11/12
15,000,000	0.950%	08/06/10	12/06/12
25,000,000	1.610%	02/23/11	02/24/14
25,000,000	2.520%	02/23/11	02/23/16

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, a maximum ratio of indebtedness of 3.5 debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and a minimum fixed charge coverage of 1.25 EBITDA to fixed charges. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors.  The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company.  At April 2, 2011, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates.  The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income.  As of April 2, 2011, the fair value of these instruments was a loss of $2.0 million.  The change in fair value of these swap agreements in the first three months of 2011 was a gain of $0.1 million, net of taxes.

Foreign Exchange Derivative Financial Instruments

The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates.  The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures.  The following table summarizes the forward and option purchase contracts outstanding at April 2, 2011. The fair value of the forward contract was $0.2 million at the end of the first quarter of 2011.

Sell	Purchase	Maturity
3,000,000 Euro	4,116,000 U.S Dollars	June 29, 2011

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

As of April 2, 2011, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended April 2, 2011, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended April 2, 2011, except as follows:

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

c)   Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
January 2 to January 29, 2011	2,831	$84.42	2,831	463,435
January 30 to February 26, 2011	—	—	—	463,435
February 27, 2011 to April 2, 2011	113,550	83.25	113,550	349,885
Quarter ended April 2, 2011	116,381	$83.27	116,381	349,885

In July 1998, the company's Board of Directors adopted a stock repurchase program that authorized the purchase of common shares in open market purchases.  As of April 2, 2011, 1,450,115 shares had been purchased under the 1998 stock repurchase program.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended April 2, 2011, filed on May 12, 2011, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date	May 12, 2011	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer