Form 10-Q
period 2011-07-02
MIDDLEBY CORP
filed 2011-08-11
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2011

or
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

As of August 5, 2011 there were 18,747,604 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED July 2, 2011

INDEX

DESCRIPTION		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	CONDENSED CONSOLIDATED BALANCE SHEETS	1
	July 2, 2011 and January 1, 2011

	CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS	2
	July 2, 2011 and July 3, 2010

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	3
	July 2, 2011 and July 3, 2010

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	37

PART I.  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	July 2, 2011	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$21,389	$7,656
Accounts receivable, net of reserve for doubtful accounts of $8,302 and $7,975	130,737	112,049
Inventories, net	122,114	106,463
Prepaid expenses and other	11,325	11,971
Current deferred taxes	25,813	25,520
Total current assets	311,378	263,659

Property, plant and equipment, net of accumulated depreciation of $51,326 and $47,355	57,142	43,656
Goodwill	426,708	369,989
Other intangibles	216,966	189,254
Other assets	6,892	6,614
Total assets	$1,019,086	$873,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$7,033	$5,097
Accounts payable	55,773	52,945
Accrued expenses	119,830	125,810
Total current liabilities	182,636	183,852

Long-term debt	302,411	208,920
Long-term deferred tax liability	26,497	11,858
Other non-current liabilities	45,410	43,629
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 47,500,000 shares authorized; 23,094,964 and 22,691,821 shares issued in 2011 and 2010, respectively	138	137
Paid-in capital	187,147	179,575
Treasury stock at cost; 4,347,360 and 4,233,810 shares in 2011 and 2010, respectively	(120,472)	(111,019)
Retained earnings	397,707	360,254
Accumulated other comprehensive income	(2,388)	(4,034)
Total stockholders' equity	462,132	424,913
Total liabilities and stockholders' equity	$1,019,086	$873,172

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jul 2, 2011	Jul 3, 2010	Jul 2, 2011	Jul 3, 2010

Net sales	$210,855	$173,412	$393,427	$334,095
Cost of sales	125,518	103,988	236,260	201,198
Gross profit	85,337	69,424	157,167	132,897
Selling expenses	21,569	19,036	42,137	36,661
General and administrative expenses	28,520	20,659	48,418	40,072
Income from operations	35,248	29,729	66,612	56,164
Net interest expense and deferred financing amortization	2,119	2,246	4,179	4,721
Other expense, net	1,608	220	1,446	564
Earnings before income taxes	31,521	27,263	60,987	50,879
Provision for income taxes	11,893	9,754	23,534	19,608
Net earnings	$19,628	$17,509	$37,453	$31,271

Net earnings per share:
Basic	$1.09	$0.98	$2.08	$1.76

Diluted	$1.06	$0.96	$2.02	$1.71

Weighted average number of shares
Basic	18,052	17,863	17,976	17,808
Dilutive equity awards1	527	459	536	461
Diluted	18,579	18,322	18,512	18,269

1   There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	Jul 2, 2011	Jul 3, 2010

Cash flows from operating activities-
Net earnings	$37,453	$31,271

Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	9,333	7,807
Deferred taxes	(600)	(1,761)
Non-cash share-based compensation	7,349	7,372
Unrealized (gain) loss on derivative financial instruments	(3)	11
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(7,104	(17,562)
Inventories, net	(7,628)	(486)
Prepaid expenses and other assets	1,161	(796)
Accounts payable	(5,638)	6,721
Accrued expenses and other liabilities	(4,601)	(507)

Net cash provided by operating activities	29,722	32,070

Cash flows from investing activities-
Net additions to property and equipment	(3,151)	(2,405)
Acquisition of Giga	(1,603)	(1,621)
Acquisition of CookTek	(86)	(1,000)
Acquisition of Cozzini	(2,000)	—
Acquisition of Beech, net of cash acquired	(12,959)	—
Acquisition of Lincat, net of cash acquired	(82,130)	—
Net cash (used in) investing activities	(101,929)	(5,026)

Cash flows from financing activities-
Net proceeds (repayments) under revolving credit facilities	93,400	(25,150)
Net proceeds (repayments) under foreign bank loan	1,327	(246)
Repurchase of treasury stock	(9,453)	(3,035)
Debt issuance costs	(373)	—
Net proceeds from stock issuances	224	565

Net cash provided by (used in) financing activities	85,125	(27,866)

Effect of exchange rates on cash and cash equivalents	815	(169)

Changes in cash and cash equivalents-

Net increase (decrease) in cash and cash equivalents	13,733	(991)

Cash and cash equivalents at beginning of year	7,656	8,363

Cash and cash equivalents at end of the six-month period	$21,389	$7,372

Supplemental disclosure of cash flow information:
Interest paid	$3,839	$4,210
Income tax payments	$11,304	$17,689

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2011
(Unaudited)

1)	Summary of Significant Accounting Policies

A)           Basis of Presentation

The condensed consolidated financial statements have been prepared by The Middleby Corporation (the "company" or “Middleby”), pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading.  These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2010 Form 10-K.  The company’s interim results are not necessarily indicative of future full year results for the fiscal year 2011.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of July 2, 2011 and January 1, 2011, and the results of operations for the three and six months ended July 2, 2011 and July 3, 2010 and cash flows for the six months ended July 2, 2011 and July 3, 2010.

B)	Non-Cash Share-Based Compensation

The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options.  Non-cash share-based compensation expense was $5.3 million and $4.2 million for the second quarter periods ended July 2, 2011 and July 3, 2010, respectively.  Non-cash share-based compensation expense was $7.3 million and $7.4 million for the six month periods ended July 2, 2011 and July 3, 2010, respectively.

C)	Income Tax Contingencies

As of January 1, 2011, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $17.8 million (of which $15.9 million would impact the effective tax rate if recognized) plus approximately $2.1 million of accrued interest and $2.4 million of accrued penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Interest of $0.1 million and ($0.1) million were recognized in the second quarter of 2011 and 2010, respectively. Penalties of $0.1 million were recognized in both the second quarter of 2011 and 2010.  As of July 2, 2011, there were no significant changes in the total amount of liability for unrecognized tax benefits.

Although it is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit, the company believes such decrease will not be material to the financial statements.

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

D)           Fair Value Measures

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements.

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

The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value	Fair Value	Fair Value
	Level 1	Level 2	Level 3	Total
As of July 2, 2011
Financial Assets:
None	—	—	—	$—

Financial Liabilities:
Interest rate swaps	—	$2,526	—	$2,526
Contingent consideration	—	—	$3,215	$3,215

As of January 1, 2011
Financial Assets:
None	—	—	—	$—

Financial Liabilities:
Interest rate swaps	—	$2,196	—	$2,196
Contingent consideration	—	—	$5,579	$5,579

The remaining contingent consideration relates to earnout provisions recorded in conjunction with the acquisition of CookTek LLC.

2)	Acquisitions and Purchase Accounting

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

Cozzini

On September 21, 2010, the company completed its acquisition of the food processing equipment business of Cozzini, Inc. (“Cozzini”), a leading manufacturer of equipment solutions for the food processing industry, for an aggregate purchase price of approximately $19.2 million, net of cash acquired, including $17.4 million in cash and 34,263 shares of Middleby common stock valued at $1.8 million.  An additional contingent payment of $2.0 million was made in the first quarter of 2011 upon the achievement of certain sales targets. During the second quarter of 2011, the company finalized the working capital provision resulting in no additional payments.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	Sep 21, 2010	Adjustments	Sep 21, 2010

Cash	$557	$30	$587
Current assets	13,601	130	13,731
Property, plant and equipment	863	(30)	833
Goodwill	9,601	(1,644)	7,957
Other intangibles	6,691	1,120	7,811
Other assets	636	71	707
Current liabilities	(11,859)	9	(11,850)

Consideration paid at closing	$20,090	$(314)	$19,776

Contingent consideration	2,000	—	2,000

Net assets acquired and liabilities assumed	$22,090	$(314)	$21,776

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

Beech

On April 12, 2011, the company completed its acquisition of all of the capital stock of J.W. Beech Pty. Ltd. together with its subsidiary, Beech Ovens Pty. Ltd. (“Beech”), a leading manufacturer of stone hearth ovens for the commercial foodservice industry for a purchase price of approximately $13.5 million.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

Apr 12, 2011

Cash	$525
Current assets	1,145
Property, plant and equipment	57
Goodwill	11,433
Other intangibles	2,317
Current liabilities	(1,100)
Other non-current liabilities	(893)

Net assets acquired and liabilities assumed	$13,484

The goodwill and $2.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350.  Other intangibles also includes $0.2 million allocated to backlog which is to be amortized over a periods of 3 months.  Goodwill and other intangibles of Beech are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

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

Lincat Group

On May 27, 2011, the company completed its acquisition of Lincat Group PLC (“Lincat”), a leading manufacturer of ranges, ovens, and counterline equipment for the commercial foodservice industry for a purchase price of approximately $94.5 million.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

May 27, 2011

Cash	$12,392
Current assets	16,992
Property, plant and equipment	14,368
Goodwill	45,765
Other intangibles	31,343
Current liabilities	(10,924)
Other non-current liabilities	(15,414)

Net assets acquired and liabilities assumed	$94,522

The goodwill and $16.6 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350.  Other intangibles also includes $14.1 million allocated to customer relationships and $0.7 million allocated to backlog, which are to be amortized over periods of 6 years and 1 months, respectively.  Goodwill and other intangibles of Lincat are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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

From time to time, the company is subject to proceedings, lawsuits and other claims related to products, suppliers, employees, customers and competitors. The company maintains insurance to partially cover product liability, workers compensation, property and casualty, and general liability matters.  The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.  A determination of the amount of accrual required, if any, for these contingencies is made after assessment of each matter and the related insurance coverage.  The accrual requirement may change in the future due to new developments or changes in approach such as a change in settlement strategy in dealing with these matters.  The company does not believe that any pending litigation will have a material adverse effect on its financial condition, results of operations or cash flows.

4)	Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations (Topic 805).”  ASU No. 2010-29 clarifies the disclosures required for pro forma information for business combinations.  ASU No. 2010-29 specifies if comparative financial statements are presented, revenue and earnings of a combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in ASU 2010-29 are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The company adopted the provisions of ASU No. 2010-29 on January 2, 2011.  The adoption of ASU No. 2010-29 did not have any impact on the company’s financial position, results of operations or cash flows.  As the company had no material acquisitions during the six months ended July 2, 2011, there were no disclosures required.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which eliminates the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity. Instead, entities will have the option to present the components of net income, the components of other comprehensive income and total comprehensive income in a single continuous statement or in two separate but consecutive statements. The guidance does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will be applied retrospectively. As this guidance only revises the presentation of comprehensive income, the adoption of this guidance is not expected to affect the company’s  financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update provides clarification on existing fair value measurement requirements, amends existing guidance primarily related to fair value measurements for financial instruments, and requires enhanced disclosures on fair value measurements. The additional disclosures are specific to Level 3 fair value measurements, transfers between Level 1 and Level 2 of the fair value hierarchy, financial instruments not measured at fair value and use of an asset measured or disclosed at fair value differing from its highest and best use. This ASU is effective for interim and annual periods beginning after December 15, 2011, and will be applied prospectively. The adoption of this guidance is not expected to affect the company’s financial position, results of operations or cash flows.

5)	Other Comprehensive Income

The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income."

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jul 2, 2011	Jul 3, 2010	Jul 2, 2011	Jul 3, 2010

Net earnings	$19,628	$17,509	$37,453	$31,271
Currency translation adjustment	1,285	(1,597)	1,844	(2,306)
Unrealized gain/(loss) on interest rate swaps, net of tax	(272)	5	(198)	68

Comprehensive income	$20,641	$15,917	$39,099	$29,033

Accumulated other comprehensive income is comprised of unrecognized pension benefit costs of $2.5 million, net of taxes as of July 2, 2011 and January 1, 2011, cumulative foreign currency translation gains of $1.4 million as of July 2, 2011 and losses of $0.5 million as of January 1, 2011 and an unrealized loss on interest rate swaps of $1.3 million and $1.1 million, net of taxes as of July 2, 2011 and January 1, 2011.

6)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market.  Costs for inventory at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method.  These inventories under the LIFO method amounted to $18.9 million at July 2, 2011 and $17.5 million at January 1, 2011 and represented approximately 15% and 16% of the total inventory in each respective period.  Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method.  The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization.  Inventories at July 2, 2011 and January 1, 2011 are as follows:

	Jul 2, 2011	Jan 1, 2011
	(in thousands)

Raw materials and parts	$69,137	$60,452
Work-in-process	13,262	12,292
Finished goods	39,428	33,432
	121,827	106,176
LIFO reserve	287	287

	$122,114	$106,463

7)	Goodwill

Changes in the carrying amount of goodwill for the six months ended July 2, 2011 are as follows (in thousands):

	Commercial	Food
	Foodservice	Processing	Total

Balance as of January 1, 2011	$330,501	$39,488	$369,989
Goodwill acquired during the year	57,198	—	57,198
Adjustments to prior year acquisitions	—	(5)	(5)
Foreign exchange rate effect	(151)	(323)	(474)

Balance as of July 2, 2011	$387,548	$39,160	$426,708

8)	Accrued Expenses

Accrued expenses consist of the following:

	Jul 2, 2011	Jan 1, 2011
	(in thousands)

Accrued payroll and related expenses	$26,913	$32,625
Accrued warranty	15,100	14,468
Accrued customer rebates	11,739	18,086
Accrued product liability and workers compensation	10,442	9,711
Advanced customer deposits	10,067	13,357
Accrued agent commission	7,546	7,824
Accrued professional services	6,400	5,944
Other accrued expenses	31,623	23,795
	$119,830	$125,810

9)	Warranty Costs

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

A rollforward of the warranty reserve is as follows:

Six Months Ended
Jul 2, 2011
(in thousands)

Beginning balance	$14,468
Warranty reserve related to acquisitions	1,204
Warranty expense	10,867
Warranty claims	(11,439)
Ending balance	$15,100

10)	Financing Arrangements

	Jul 2, 2011	Jan 1, 2011
	(in thousands)

Senior secured revolving credit line	$300,650	$207,250
Foreign loans	8,794	6,767
Total debt	$309,444	$214,017

Less: Current maturities of long-term debt	7,033	5,097

Long-term debt	$302,411	$208,920

During the second quarter of 2011, the company exercised a provision under its current credit facility that allowed the company to increase the amount of availability under the revolving credit line by approximately $102.0 million.  Terms of the company’s senior credit agreement provide for $600.0 million of availability under a revolving credit line.  As of July 2, 2011, the company had $300.7 million of borrowings outstanding under this facility.  The company also had $4.9 million in outstanding letters of credit as of July 2, 2011, which reduces the borrowing availability under the revolving credit line.  Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $285.6 million at July 2, 2011.

At July 2, 2011, borrowings under the senior secured credit facility are assessed at an interest rate of 1.0% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate.  At July 2, 2011 the average interest rate on the senior debt amounted to 1.23%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis.  Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line.  This variable commitment fee amounted to 0.2% as of July 2, 2011.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On July 2, 2011 these facilities amounted to $3.9 million in U.S. dollars, including $2.0 million outstanding under a revolving credit facility and $1.9 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 3.9% on July 2, 2011. The term loan matures in 2013 and the interest rate is assessed at 4.6%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On July 2, 2011 these facilities amounted to $4.9 million in U.S. dollars.  The interest rate on the credit facilities is tied to six-month Euro LIBOR. At July 2, 2011, the average interest rate on these facilities was approximately 3.0%. The facilities mature in April 2015.

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

The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations.  The upfront cash payment is the amount that a market participant would be able to lend at July 2, 2011 to achieve sufficient cash inflows to cover the cash outflows under the company’s senior revolving credit facility assuming the facility was outstanding in its entirety until maturity.  Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s senior revolving credit facility in December 2012.  Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods.  The fair value of the company’s senior debt obligations as estimated by the company based upon its assumptions is approximately $304.9 million at July 2, 2011, as compared to the carrying value of $309.4 million.

The carrying value and estimated aggregate fair value, based primarily on market prices, of debt is as follows (in thousands):

	July 2, 2011		January 1, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$309,444	$304,862	$214,017	$209,808

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and integration expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt.  The agreements swap one-month LIBOR for fixed rates. As of July 2, 2011 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

$10,000,000	3.460%	09/08/08	09/06/11
25,000,000	3.670%	11/23/08	09/23/11
15,000,000	1.220%	11/23/09	11/23/11
20,000,000	1.800%	11/23/09	11/23/12
20,000,000	1.560%	03/11/10	12/11/12
10,000,000	1.120%	03/11/10	03/11/12
15,000,000	0.950%	08/06/10	12/06/12
25,000,000	1.610%	02/23/11	02/24/14
25,000,000	2.520%	02/23/11	02/23/16

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, a maximum ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 3.5 and a minimum EBITDA to fixed charges ratio of 1.25. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors.  The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company.  At July 2, 2011, the company was in compliance with all covenants pursuant to its borrowing agreements.

11)	Financial Instruments

ASC 815 “Derivatives and Hedging” requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value.  Derivatives that do not qualify as a hedge must be adjusted to fair value in earnings.  If a derivative does qualify as a hedge under ASC 815, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments or recognized in other accumulated comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a hedge's change in fair value will be immediately recognized in earnings.

Foreign Exchange: The company has entered into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates.  As of July 2, 2011, the company had forward contracts to sell $29.0 million British Pounds for $32.4 million Euro dollars which mature in the next fiscal quarter. As of July 2, 2011, the fair value of the forward contracts was a gain of $0.4 million.

Sell	Purchase	Maturity
15,000,000 British Pounds	16,767,000 Euro Dollars	July 8, 2011
14,000,000 British Pounds	15,648,000 Euro Dollars	July 8, 2011

Interest Rate:  The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income.  As of July 2, 2011, the fair value of these instruments was a loss of $2.5 million.  The change in fair value of these swap agreements in the first six months of 2011 was a loss of $0.3 million, net of taxes.

The following tables summarize the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated
	Balance Sheet Presentation	Jul 2, 2011	Jan 1, 2011

Fair value	Other non-current liabilities	$(2,526)	$(2,186)

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Six Months Ended
	Presentation of Gain/(loss)	Jul 2, 2011	Jul 3, 2010	Jul 2, 2011	Jul 3, 2010

Gain/(loss) recognized in other comprehensive income	Other comprehensive income	$(1,286)	$(886)	$(1,920)	$(1,761)

Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(787)	$(921)	$(1,577)	$(1,911)

Gain/(loss) recognized in income (ineffective portion)	Other expense	$(37)	$(18)	$3	$(11)

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

The Commercial Foodservice Equipment Group manufactures, sells and distributes cooking equipment for the restaurant and institutional kitchen industry.  This business segment has manufacturing facilities in California, Illinois, Michigan, New Hampshire, North Carolina, Tennessee, Texas, Vermont, Australia, China, Denmark, Italy, the Philippines and the United Kingdom.  Principal product lines of this group include conveyor ovens, ranges, steamers, convection ovens, combi-ovens, broilers and steam cooking equipment, induction cooking systems, baking and proofing ovens, griddles, charbroilers, catering equipment, fryers, toasters, hot food servers, foodwarming equipment, griddles, coffee and beverage dispensing equipment and kitchen processing and ventilation equipment.  These products are sold and marketed under the brand names: Anets, Beech, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, CTX, Carter-Hoffmann, CookTek, Doyon, Frifri, Giga, Holman, Houno, IMC, Jade, Lang, Lincat, MagiKitch’n, Middleby Marshall, Nu-Vu, PerfectFry, Pitco, Southbend, Star, Toastmaster, TurboChef and Wells.

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

Net Sales Summary
(dollars in thousands)
	Three Months Ended				Six Months Ended
	Jul 2, 2011		Jul 3, 2010		Jul 2, 2011		Jul 3, 2010
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice	$178,271	84.5	$153,418	88.5	$332,004	84.4	$293,955	88.0
Food Processing	32,584	15.5	19,994	11.5	61,423	15.6	40,140	12.0

Total	$210,855	100.0%	$173,412	100.0%	$393,427	100.0%	$334,095	100.0%

The following table summarizes the results of operations for the company's business segments(1)(in thousands):

	Commercial	Food	Corporate
	Foodservice	Processing	and Other(2)	Total

Three months ended July 2, 2011
Net sales	$178,271	$32,584	$—	$210,855
Income from operations	43,408	6,435	(14,595)	35,248
Depreciation and amortization expense	4,568	550	168	5,286
Net capital expenditures	1,261	113	74	1,448

Six months ended July 2, 2011
Net sales	$332,004	$61,423	$—	$393,427
Income from operations	79,243	11,222	(23,853)	66,612
Depreciation and amortization expense	7,891	1,101	341	9,333
Net capital expenditures	2,794	139	218	3,151

Total assets	857,058	98,793	63,235	1,019,086
Long-lived assets	617,454	56,659	33,595	707,708

Three months ended July 3, 2010
Net sales	$153,418	$19,994	$—	$173,412
Income from operations	37,705	3,664	(11,640)	29,729
Depreciation and amortization expense	3,381	354	156	3,891
Net capital expenditures	753	40	211	1,004

Six months ended July 3, 2010
Net sales	$293,955	$40,140	$—	$334,095
Income from operations	69,040	8,036	(20,912)	56,164
Depreciation and amortization expense	6,783	712	312	7,807
Net capital expenditures	2,092	102	211	2,405

Total assets	702,588	74,070	47,199	823,857
Long-lived assets	519,969	43,106	27,415	590,490

(1)
Non-operating expenses are not allocated to the operating segments.  Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.

(2)	Includes corporate and other general company assets and operations.

Long-lived assets by major geographic region are as follows (in thousands):

	Jul 2, 2011	Jul 3, 2010
United States and Canada	$581,134	$565,691
Asia	15,442	1,874
Europe and Middle East	110,245	22,738
Latin America	887	187
Total international	$126,574	$24,799

	$707,708	$590,490

Net sales by major geographic region were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jul 2, 2011	Jul 3, 2010	Jul 2, 2011	Jul 3, 2010

United States and Canada	$155,549	$140,336	$296,180	$269,265
Asia	13,528	8,308	23,824	17,221
Europe and Middle East	31,710	20,415	53,620	39,240
Latin America	10,068	4,353	19,803	8,369
Total international	$55,306	$33,076	$97,247	$64,830
	$210,855	$173,412	$393,427	$334,095

13)	Employee Retirement Plans

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

The company also maintains a retirement benefit agreement with its Chairman. The retirement benefits are based upon a percentage of the Chairman’s final base salary. Additionally, the company maintains a retirement plan for non-employee directors who served on the Board of Directors prior to 2004.  In November 2010, the Board of Directors approved a revision to the directors’ compensation program that resulted in the plan being frozen and the benefits being distributed to the plan participants. Benefit distributions were made in December 2010 and January 2011. As of July 2, 2011, there were no longer any participants in the plan for non-employee directors. This plan is not available to any new non-employee directors.

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

On July 5, 2011, the company completed its acquisition of Danfotech Inc. (“Danfotech”), a manufacturer of meat presses and defrosting equipment for the food processing industry, for approximately $5.6 million.

On July 22, 2011, the company completed its acquisition of Maurer-Atmos (“Maurer”), a manufacturer of batch and continuous ovens for the food processing industry, for approximately $4.0 million.

On August 1, 2011, the company completed its acquisition of Auto-Bake Proprietary Limited (“Auto-Bake”), a manufacturer of automated baking ovens for the food processing industry, for approximately $22.6 million.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jul 2, 2011		Jul 3, 2010		Jul 2, 2011		Jul 3, 2010
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice	$178,271	84.5	$153,418	88.5	$332,004	84.4	$293,955	88.0
Food Processing	32,584	15.5	19,994	11.5	61,423	15.6	40,140	12.0

Total	$210,855	100.0%	$173,412	100.0%	$393,427	100.0%	$334,095	100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended		Six Months Ended
	Jul 2, 2011	Jul 3, 2010	Jul 2, 2011	Jul 3, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.5	60.0	60.1	60.2
Gross profit	40.5	40.0	39.9	39.8
Selling, general and administrative expenses	23.8	22.9	23.0	23.0
Income from operations	16.7	17.1	16.9	16.8
Net interest expense and deferred financing amortization	1.0	1.3	1.1	1.4
Other expense, net	0.8	0.1	0.3	0.2
Earnings before income taxes	14.9	15.7	15.5	15.2
Provision for income taxes	5.6	5.6	6.0	5.8
Net earnings	9.3%	10.1%	9.5%	9.4%

Three Months Ended July 2, 2011 Compared to Three Months Ended July 3, 2010

NET SALES. Net sales for the second quarter of fiscal 2011 were $210.9 million as compared to $173.4 million in the second quarter of 2010.

•
Net sales at the Commercial Foodservice Equipment Group amounted to $178.3 million in the second quarter of 2011 as compared to $153.4 million in the prior year quarter.  Net sales resulting from the acquisitions of PerfectFry, Beech and Lincat, which were acquired on July 13, 2010, April 12, 2011 and May 27, 2011, respectively, accounted for an increase of $7.6 million during the second quarter of 2011. Excluding the impact of these acquisitions, net sales of Commercial Foodservice Equipment increased $17.3 million in the second quarter of 2011.  The improvement in net sales reflects an improvement in market conditions as commercial restaurant customers increased their spending on replacement of equipment.  Additionally, net sales reflects increased market penetration resulting from new product introductions and increased sales activities focused on major restaurant chain accounts and the emerging markets.

•
Net sales for the Food Processing Equipment Group amounted to $32.6 million in the second quarter of 2011 as compared to $20.0 million in the prior year quarter. Net sales resulting from the Cozzini acquisition, which was acquired on September 21, 2010, accounted for an increase of $12.9 million. Excluding the impact of this acquisition, net sales of Food Processing Equipment decreased by $0.3 million due to timing of customer orders.

GROSS PROFIT. Gross profit increased to $85.3 million in the second quarter of 2011 from $69.4 million in the prior year period, reflecting the impact of higher sales volumes.  The gross margin rate was 40.5% in the second quarter of 2011 as compared to 40.0% in the prior year quarter.  The net increase in the gross margin rate reflects:

•	Improved margins at certain of the newly acquired operating companies which have improved due to acquisition integration initiatives including costs savings from plant consolidations.

•	The benefit of increased sales volumes, partially offset by;

•	The impact of rising material costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $39.7 million in the second quarter of 2010 to $50.1 million in the second quarter of 2011.  As a percentage of net sales, operating expenses increased from 22.9% in the second quarter of 2010 to 23.8% in the second quarter of 2011. Selling expenses increased from $19.0 million in the second quarter of 2010 to $21.6 million in the second quarter of 2011.  Selling expenses reflect increased costs of $2.2 million associated with the Cozzini, Beech and Lincat acquisitions and $0.5 million associated with commission expense due to higher sales volumes. General and administrative expenses increased from $20.7 million in the second quarter of 2010 to $28.5 million in the second quarter of 2011.  General and administrative expenses reflect $3.0 million of increased costs associated with the Cozzini, Beech and Lincat acquisitions.  General and administrative expenses also includes an increase of $1.1 million associated with non-cash stock based compensation programs and $2.5 million of increased professional fees associated primarily with acquisition related activities.

NON-OPERATING EXPENSES.  Interest and deferred financing amortization costs decreased to $2.1 million in the second quarter of 2011 as compared to $2.2 million in the second quarter of 2010, due to lower interest rates.  Other expense was $1.6 million in the second quarter of 2011 as compared to $0.2 million in the prior year second quarter and due primarily to higher foreign exchange transaction losses.

INCOME TAXES. A tax provision of $11.9 million, at an effective rate of 38%, was recorded during the second quarter of 2011, as compared to a $9.8 million provision at a 36% effective rate in the prior year quarter.  The prior year period effective rate reflects a non-recurring benefit to tax reserves resulting from closed audit periods.

Six Months Ended July 2, 2011 Compared to Six Months Ended July 3, 2010

NET SALES. Net sales for the six month period ended July 2, 2011 were $393.4 million as compared to $334.1 million in the six-month period ended July 3, 2010.

•
Net sales at the Commercial Foodservice Equipment Group for the six-month period ended July 2, 2011 amounted to $332.0 million as compared to $294.0 million for the six month period ended July 3, 2010. Net sales resulting from the acquisitions of PerfectFry, Beech and Lincat, which were acquired on July 13, 2010, April 12, 2011 and May 27, 2011, respectively, accounted for an increase of $8.4 million during the six-month period ended July 2, 2011. Excluding the impact of this acquisition, net sales of Commercial Foodservice Equipment for the six-month period ended July 2, 2011 increased $29.6 million as compared to the six-month period ended July 3, 2010. The improvement in net sales reflects an improvement in market conditions as commercial restaurant customers increased their spending on replacement of equipment.  Additionally, net sales reflects increased market penetration resulting from new product introductions and increased sales activities focused on major restaurant chain accounts and the emerging markets.

•
Net sales for the Food Processing Equipment Group amounted to $61.4 million in the six-month period ended July 2, 2011 as compared to $40.1 million in the prior year period. Net sales resulting from the Cozzini acquisition, which was acquired on September 21, 2010 accounted for an increase of $22.2 million. Excluding the impact of this acquisition, net sales of Food Processing Equipment decreased by $0.9 million due to timing of customer orders.

GROSS PROFIT. Gross profit increased to $157.2 million in the second quarter of 2011 from $132.9 million in the prior year period, reflecting the impact of higher sales volumes.  The gross margin rate was 39.9% in the six-month period ended July 2, 2011 as compared to 39.8% in the prior year period.  The net increase in the gross margin rate reflects:

•	The benefit of increased sales volumes.

•
Improved margins at certain of the newly acquired operating companies which have improved due to acquisition integration initiatives including costs savings from plant consolidations, partially offset by;

•	The impact of rising material costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $76.7 million in the six-month period ending July 3, 2010 to $90.5 million in the six-month period ended July 2, 2011. As a percentage of net sales, operating expenses remained consistent at 23.0% in the six month periods ended July 3, 2010 and July 2, 2011. Selling expenses increased from $36.6 million in the six-month period ended July 3, 2010 to $42.1 million in the six-month period ended July 2, 2011. Selling expenses reflect increased costs of $3.2 million associated with the Cozzini, Beech and Lincat acquisitions, $1.0 million associated with trade show expenses and $1.5 million associated with commission expense due to higher sales volumes. General and administrative expenses increased from $40.1 million in the six-month period ended July 3, 2010 to $48.4 million in the six-month period ended July 2, 2011.  General and administrative expenses reflect $4.1 million of increased costs associated with the Cozzini, Beech and Lincat acquisitions and $2.2 million of increased professional services associated primarily with acquisition related activities.

NON-OPERATING EXPENSES.  Interest and deferred financing amortization costs decreased to $4.2 million in six-month period ended July 2, 2011 as compared to $4.7 million in the six-month period ended July 3, 2010, due to lower interest rates on lower average debt balances.  Other expense was $1.4 million in the six-month period ended July 2, 2011 as compared to $0.6 million in the six-month period ended July 3, 2010 and due primarily to higher foreign exchange transaction losses.

INCOME TAXES. A tax provision of $23.5 million, at an effective rate of 39%, was recorded during the second quarter of 2011, as compared to a $19.6 million provision at a 39% effective rate in the six-month period ended July 3, 2010.

Financial Condition and Liquidity

During the six months ended July 2, 2011, cash and cash equivalents increased by $13.7 million to $21.4 million at July 2, 2011  from $7.7 million at January 1, 2011.  Net borrowings increased from $214.0 million at January 1, 2011 to $309.4 million at July 2, 2011.

OPERATING ACTIVITIES. Net cash provided by operating activities was $29.7 million for the six month period ended July 2, 2011 compared to $32.1 million for the six-month period ended July 3, 2010.

During the six months ended July 2, 2011, working capital levels changed due to increased working capital needs. These changes in working capital levels included a $7.6 million increase in inventory, due to several factors including increased steel purchases ahead of anticipated price increases, increased inventory levels during build out periods in conjunction with plant consolidation efforts and higher levels of stock associated with foreign sourcing initiatives.  Changes in working capital levels also included a $7.1 million increase in accounts receivable, a $1.2 million decrease in prepaid expenses and other assets and a $5.6 million decrease in accounts payable.  Accrued expenses and other non-current liabilities decreased by $4.6 million primarily due to the payment of 2010 annual rebate and incentive compensation programs in the first quarter of 2011.

INVESTING ACTIVITIES. During the six months ended July 2, 2011, net cash used in investing activities amounted to $101.9 million.  This included $95.1 million of current period acquisition related investments, which included $13.0 million in connection with the acquisition of Beech and $82.1 million in connection with the acquisition of Lincat.  Investing activities also include deferred payments of $3.7 million related to the Giga, Cooktek and Cozzini acquisitions completed in prior years. The company also had net capital expenditures of $3.2 million primarily associated with additions and upgrades of production equipment.

FINANCING ACTIVITIES.  Net cash flows provided by financing activities were $85.0 million during the six months ended July 2, 2011.  The company’s borrowing activities included $93.4 million of proceeds under its $600.0 million revolving credit facility and $1.3 million of proceeds of foreign borrowings.  During the second quarter of 2011, the company exercised a provision under its current credit facility that allowed the company to increase the amount of availability under the revolving credit line by approximately $102.0 million.  Related to restricted stock vestings during the first quarter of 2011, the company also used $9.5 million to repurchase 113,550 shares of its common stock that were surrendered to the company by employees in lieu of cash for payment of withholding taxes.

At July 2, 2011, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowing availability under the revolving credit facility will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations (Topic 805).”  ASU No. 2010-29 clarifies the disclosures required for pro forma information for business combinations.  ASU No. 2010-29 specifies if comparative financial statements are presented, revenue and earnings of a combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in ASU 2010-29 are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The company adopted the provisions of ASU No. 2010-29 on January 2, 2011.  The adoption of ASU No. 2010-29 did not have any impact on the company’s financial position, results of operations or cash flow.  As the company had no material acquisitions during the six months ended July 2,  2011, there were no disclosures required.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which eliminates the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity. Instead, entities will have the option to present the components of net income, the components of other comprehensive income and total comprehensive income in a single continuous statement or in two separate but consecutive statements. The guidance does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will be applied retrospectively. As this guidance only revises the presentation of comprehensive income, the adoption of this guidance is not expected to affect the company’s  financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update provides clarification on existing fair value measurement requirements, amends existing guidance primarily related to fair value measurements for financial instruments, and requires enhanced disclosures on fair value measurements. The additional disclosures are specific to Level 3 fair value measurements, transfers between Level 1 and Level 2 of the fair value hierarchy, financial instruments not measured at fair value and use of an asset measured or disclosed at fair value differing from its highest and best use. This ASU is effective for interim and annual periods beginning after December 15, 2011, and will be applied prospectively. The adoption of this guidance is not expected to affect the company’s financial position, results of operations or cash flows.

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

Litigation.  From time to time, the company is subject to proceedings, lawsuits and other claims related to products, suppliers, employees, customers and competitors. The company maintains insurance to partially cover product liability, workers compensation, property and casualty and general liability matters.  The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.  A determination of the amount of accrual required, if any, for these contingencies is made after assessment of each matter and the related insurance coverage.  The accrual requirements may change in the future due to new developments or changes in approach such as a change in settlement strategy in dealing with these matters.  The company does not believe that any pending litigation will have a material adverse effect on its financial condition or results of operations.

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

Contractual Obligations

The company's contractual cash payment obligations as of July 2, 2011 are set forth below (in thousands):

	Amounts				Total
	Due to			Idle	Contractual
	Sellers From	Long-term	Operating	Facility	Cash
	Acquisitions	Debt	Leases	Leases	Obligations

Less than 1 year	$1,007	$7,033	$3,968	$584	$12,592
1-3 years	2,208	300,910	4,389	734	308,241
3-5 years	-	286	1,632	323	2,241
After 5 years	-	1,215	1,379	-	2,594

	$3,215	$309,444	$11,368	$1,641	$325,668

The company has obligations to make $3.2 million of purchase price payments to the sellers of CookTek that were deferred in conjunction with the acquisition.

The company has contractual obligations under its various debt agreements to make interest payments.  These amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments is not determinable.

The company has $4.9 million in outstanding letters of credit, which expire on July 2, 2012, to secure potential obligations under various business programs.

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

	Fixed	Variable
	Rate	Rate
Twelve Month Period Ending	Debt	Debt
	(in thousands)

July 2, 2012	$—	$7,033
July 2, 2013	—	300,778
July 2, 2014	—	132
July 2, 2015	—	139
July 2, 2016 and thereafter	—	1,362

	$—	$309,444

During the second quarter of 2011, the company exercised a provision under its current credit facility that allowed the company to increase the amount of availability under the revolving credit line by approximately $102.0 million.  Terms of the company’s senior credit agreement provide for $600.0 million of availability under a revolving credit line.  As of July 2, 2011, the company had $300.7 million of borrowings outstanding under this facility.  The company also has $4.9 million in outstanding letters of credit as of July 2, 2011, which reduces the borrowing availability under the revolving credit line.  Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $285.6 million at July 2, 2011.

At July 2, 2011, borrowings under the senior secured credit facility are assessed at an interest rate 1.0% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate.  At July 2, 2011 the average interest rate on the senior debt amounted to 1.23%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis.  Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line.  This variable commitment fee amounted to 0.2% as of July 2, 2011.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On July 2, 2011 these facilities amounted to $3.9 million in U.S. dollars, including $2.0 million outstanding under a revolving credit facility and $1.9 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 3.9% on July 2, 2011. The term loan matures in 2013 and the interest rate is assessed at 4.6%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On July 2, 2011 these facilities amounted to $4.9 million in U.S. dollars.  The interest rate on the credit facilities is tied to six-month Euro LIBOR. At July 2, 2011, the average interest rate on these facilities was approximately 3.0%. The facilities mature in April of 2015.

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and integration expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt.  The agreements swap one-month LIBOR for fixed rates. As of July 2, 2011 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

$10,000,000	3.460%	09/08/08	09/06/11
25,000,000	3.670%	11/23/08	09/23/11
15,000,000	1.220%	11/23/09	11/23/11
20,000,000	1.800%	11/23/09	11/23/12
20,000,000	1.560%	03/11/10	12/11/12
10,000,000	1.120%	03/11/10	03/11/12
15,000,000	0.950%	08/06/10	12/06/12
25,000,000	1.610%	02/23/11	02/24/14
25,000,000	2.520%	02/23/11	02/23/16

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, a maximum ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 3.5 and a minimum EBITDA to fixed charges ratio of 1.25. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors.  The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company.  At July 2, 2011, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates.  The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income.  As of July 2, 2011, the fair value of these instruments was a loss of $2.5 million.  The change in fair value of these swap agreements in the first six months of 2011 was a loss of $0.3 million, net of taxes.

Foreign Exchange Derivative Financial Instruments

The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates.  The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures.  The following table summarizes the forward contracts outstanding at July 2, 2011. The fair value of the forward contract was a gain $0.4 million at the end of the second quarter of 2011.

Sell	Purchase	Maturity
15,000,000 British Pounds	16,767,000 Euro Dollars	July 8, 2011
14,000,000 British Pounds	15,648,000 Euro Dollars	July 8, 2011

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

As of July 2, 2011, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended July 2, 2011, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended July 2, 2011, except as follows:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c)   Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
April 3 to April 30, 2011	—	—	—	349,885
May 1 to May 28, 2011	—	—	—	349,885
May 29, 2011 to July 2, 2011	—	—	—	349,885
Quarter ended July 2, 2011	—	—	—	349,885

In July 1998, the company's Board of Directors adopted a stock repurchase program that authorized the purchase of common shares in open market purchases.  As of July 2, 2011, 1,450,115 shares had been purchased under the 1998 stock repurchase program.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended July 2, 2011, filed on August 11, 2011, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date	August 11, 2011	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer