Form 10-Q
period 2011-10-01
MIDDLEBY CORP
filed 2011-11-10
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2011

or
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

As of November 4, 2011 there were 18,694,210 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED October 1, 2011

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

	October 1, 2011	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$13,416	$7,656
Accounts receivable, net of reserve for doubtful accounts of $7,907 and $7,975	136,670	112,049
Inventories, net	123,543	106,463
Prepaid expenses and other	9,591	11,971
Current deferred taxes	25,960	25,520
Total current assets	309,180	263,659

Property, plant and equipment, net of accumulated depreciation of $52,453 and $47,355	59,460	43,656
Goodwill	439,700	369,989
Other intangibles	216,426	189,254
Other assets	5,601	6,614
Total assets	$1,030,367	$873,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$6,771	$5,097
Accounts payable	52,473	52,945
Accrued expenses	130,766	125,810
Total current liabilities	190,010	183,852

Long-term debt	296,868	208,920
Long-term deferred tax liability	21,505	11,858
Other non-current liabilities	46,123	43,629
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 47,500,000 shares authorized; 23,093,338 and 22,691,821 shares issued in 2011 and 2010, respectively	138	137
Paid-in capital	192,574	179,575
Treasury stock at cost; 4,399,128 and 4,233,810 shares in 2011 and 2010, respectively	(124,050)	(111,019)
Retained earnings	421,168	360,254
Accumulated other comprehensive loss	(13,969)	(4,034)
Total stockholders' equity	475,861	424,913
Total liabilities and stockholders' equity	$1,030,367	$873,172

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct 1, 2011	Oct 2, 2010	Oct 1, 2011	Oct 2, 2010
Net sales	$218,720	$177,793	$612,147	$511,888
Cost of sales	131,402	107,106	367,662	308,304
Gross profit	87,318	70,687	244,485	203,584
Selling expenses	24,555	17,776	66,692	54,437
General and administrative expenses	25,577	20,900	73,995	60,972
Income from operations	37,186	32,011	103,798	88,175
Net interest expense and deferred financing amortization	2,324	2,177	6,503	6,898
Other (income) expense, net	(424)	(121)	1,022	443
Earnings before income taxes	35,286	29,955	96,273	80,834
Provision for income taxes	11,825	9,353	35,359	28,961
Net earnings	$23,461	$20,602	$60,914	$51,873

Net earnings per share:
Basic	$1.30	$1.16	$3.38	$2.91
Diluted	$1.26	$1.13	$3.29	$2.84

Weighted average number of shares
Basic	18,040	17,815	17,998	17,811
Dilutive equity awards1	540	459	537	460
Diluted	18,580	18,274	18,535	18,271

1 There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	Oct 1, 2011	Oct 2, 2010
Cash flows from operating activities-
Net earnings	$60,914	$51,873

Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	14,667	11,656
Deferred taxes	(900)	(1,698)
Non-cash share-based compensation	12,776	11,058
Unrealized loss on derivative financial instruments	19	4
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(11,741)	(19,344)
Inventories, net	(8,987)	(5,563)
Prepaid expenses and other assets	2,264	2,003
Accounts payable	(9,325)	9,279
Accrued expenses and other liabilities	5,994	6,888

Net cash provided by operating activities	65,681	66,156

Cash flows from investing activities-
Net additions to property and equipment	(4,880)	(3,008)
Acquisition of Giga	(1,603)	(1,621)
Acquisition of CookTek	(86)	(1,000)
Acquisition of Anets	—	(500)
Acquisition of Doyon	—	(577)
Acquisition of PerfectFry, net of cash acquired	—	(4,607)
Acquisition of Cozzini, net of cash acquired	(2,000)	(17,443)
Acquisition of Beech, net of cash acquired	(12,959)	—
Acquisition of Lincat, net of cash acquired	(82,130)	—
Acquisition of Danfotech, net of cash acquired	(6,111)	—
Acquisition of Maurer	(3,847)	—
Acquisition of Auto-Bake, net of cash acquired	(22,524)	—

Net cash (used in) investing activities	(136,140)	(28,756)

Cash flows from financing activities-
Net proceeds (repayments) under revolving credit facilities	88,000	(30,050)
Net proceeds (repayments) under foreign bank loan	1,492	(1,508)
Repurchase of treasury stock	(13,031)	(8,780)
Debt issuance costs	(373)	—
Net proceeds from stock issuances	224	565

Net cash provided by (used in) financing activities	76,312	(39,773)

Effect of exchange rates on cash and cash equivalents	(93)	(4)

Changes in cash and cash equivalents-

Net increase (decrease) in cash and cash equivalents	5,760	(2,377)

Cash and cash equivalents at beginning of year	7,656	8,363

Cash and cash equivalents at end of the nine-month period	$13,416	$5,986

Supplemental disclosure of cash flow information:
Interest paid	$5,962	$6,352
Income tax payments	$26,389	$24,283
Non-cash financing and investing activities:
Stock issuance related to the acquisition of Cozzini	$-	$2,090
Contingent consideration related to the acquisition of Cozzini	$-	$2,000

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2011
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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of October 1, 2011 and January 1, 2011, and the results of operations for the three and nine months ended October 1, 2011 and October 2, 2010 and cash flows for the nine months ended October 1, 2011 and October 2, 2010.

B)	Non-Cash Share-Based Compensation

The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options.  Non-cash share-based compensation expense was $5.5 million and $3.7 million for the third quarter periods ended October 1, 2011 and October 2, 2010, respectively.  Non-cash share-based compensation expense was $12.8 million and $11.1 million for the nine-month periods ended October 1, 2011 and October 2, 2010, respectively.

C)	Income Tax Contingencies

As of January 1, 2011, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $17.8 million (of which $15.9 million would impact the effective tax rate if recognized) plus approximately $2.1 million of accrued interest and $2.4 million of accrued penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Interest of $0.1 million and ($0.1) million were recognized in the third quarter of 2011 and 2010, respectively. Penalties of $0.1 million and less than ($0.1) million were recognized in the third quarter of 2011 and 2010, respectively.  As of October 1, 2011, there were no significant changes in the total amount of liability for unrecognized tax benefits.

During the next twelve months, it is reasonably possible that the liability for unrecognized tax benefits associated with state, federal and foreign tax positions may decrease due to expiration of statutes on completion of an audit by approximately $5.5 million.

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

The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value	Fair Value	Fair Value
	Level 1	Level 2	Level 3	Total
As of October 1, 2011
Financial Assets:
None	—	—	—	$—

Financial Liabilities:
Interest rate swaps	—	$3,465	—	$3,465
Contingent consideration	—	—	$2,802	$2,802

As of January 1, 2011
Financial Assets:
None	—	—	—	$—

Financial Liabilities:
Interest rate swaps	—	$2,196	—	$2,196
Contingent consideration	—	—	$5,579	$5,579

The remaining contingent consideration relates to earnout provisions recorded in conjunction with the acquisition of CookTek LLC.

2)	Acquisitions and Purchase Accounting

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

The final allocation of cash paid for the PerfectFry acquisition is summarized as follows (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	Jul 13, 2010	Adjustments	Jul 13, 2010

Cash	$247	$—	$247
Current assets	1,949	(316)	1,633
Goodwill	2,502	(296)	2,206
Other intangibles	1,653	—	1,653
Current liabilities	(1,497)	612	(885)

Net assets acquired and liabilities assumed	$4,854	$—	$4,854

The goodwill and $1.2 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350 “Intangibles – Goodwill and Other.”  Other intangibles also include $0.1 million allocated to developed technology and $0.3 million allocated to customer relationships which are to be amortized over a period of 5 years.  Goodwill and other intangibles of PerfectFry are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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

The final allocation of cash paid for the Cozzini acquisition is summarized as follows (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	Sep 21, 2010	Adjustments	Sep 21, 2010

Cash	$557	$30	$587
Current assets	13,601	172	13,773
Property, plant and equipment	863	(30)	833
Goodwill	9,601	(1,745)	7,856
Other intangibles	6,691	1,119	7,810
Other assets	636	72	708
Current liabilities	(11,859)	68	(11,791)

Consideration paid at closing	$20,090	$(314)	$19,776

Contingent consideration	2,000	—	2,000

Net assets acquired and liabilities assumed	$22,090	$(314)	$21,776

The goodwill and $3.6 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350.  Other intangibles also include $2.7 million allocated to customer relationships and $1.4 million allocated to backlog which are to be amortized over the periods of 4 years and 3 months respectively.  Goodwill and other intangibles of Cozzini are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

Beech

On April 12, 2011, the company completed its acquisition of all of the capital stock of J.W. Beech Pty. Ltd., together with its subsidiary, Beech Ovens Pty. Ltd. (collectively “Beech”), a leading manufacturer of stone hearth ovens for the commercial foodservice industry for a purchase price of approximately $13.5 million.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	Apr 12, 2011	Adjustments	Apr 12, 2011

Cash	$525	$—	$525
Current assets	1,145	—	1,145
Property, plant and equipment	57	—	57
Goodwill	11,433	(632)	10,801
Other intangibles	2,317	(294)	2,023
Deferred tax asset	—	704	704
Current liabilities	(1,100)	—	(1,100)
Other non-current liabilities	(893)	222	(671)

Net assets acquired and liabilities assumed	$13,484	$—	$13,484

The goodwill and $1.9 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350.  Other intangibles also includes $0.1 million allocated to backlog which is to be amortized over a period of 3 months.  Goodwill and other intangibles of Beech are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

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

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	May 27, 2011	Adjustments	May 27, 2011

Cash	$12,392	$—	$12,392
Current assets	16,992	—	16,992
Property, plant and equipment	14,368	—	14,368
Goodwill	45,765	(1,120)	44,645
Other intangibles	31,343	(4,701)	26,642
Current liabilities	(10,924)	(11)	(10.935)
Other non-current liabilities	(15,414)	5,832	(9,582)

Net assets acquired and liabilities assumed	$94,522	$—	$94,522

The goodwill and $13.2 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350.  Other intangibles also includes $13.0 million allocated to customer relationships and $0.4 million allocated to backlog, which are to be amortized over periods of 5 years and 3 months, respectively.  Goodwill and other intangibles of Lincat are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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

Danfotech

On July 5, 2011, the company completed its acquisition of Danfotech Inc. (“Danfotech”), a manufacturer of meat presses and defrosting equipment for the food processing industry for a purchase price of approximately $6.3 million.  The purchase price is subject to adjustment based upon a working capital provision within the purchase agreements.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

Jul 5, 2011

Cash	$165
Current assets	1,073
Property, plant and equipment	102
Goodwill	3,423
Other intangibles	1,864
Other assets	4
Current liabilities	(309)
Other non-current liabilities	(46)

Net assets acquired and liabilities assumed	$6,276

The goodwill and $1.1 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350.  Other intangibles also includes $0.6 million allocated to customer relationships, $0.1 million allocated to developed technology and $0.1 million allocated to backlog, which are to be amortized over periods of 4 years, 3 years and 3 months, respectively.  Goodwill and other intangibles of Danfotech are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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

Maurer

On July 22, 2011, the company completed its acquisition of Maurer-Atmos (“Maurer”), a manufacturer of batch and continuous ovens for the food processing industry for a purchase price of approximately $3.8 million.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

Jul 22, 2011

Current assets	$1,673
Property, plant and equipment	628
Goodwill	870
Other intangibles	922
Current liabilities	(246)

Net assets acquired and liabilities assumed	$3,847

The goodwill and $0.6 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350.  Other intangibles also includes $0.3 million allocated to customer relationships and less than $0.1 million allocated to developed technology, which are to be amortized over periods of 4 years and 3 years, respectively.  Goodwill and other intangibles of Maurer are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

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

Auto-Bake

On August 1, 2011, the company completed its acquisition of Auto-Bake Proprietary Limited (“Auto-Bake”), a manufacturer of automated baking ovens for the food processing industry for a purchase price of approximately $22.6 million. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreements.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

Aug 1, 2011

Cash	$110
Current assets	3,209
Property, plant and equipment	477
Goodwill	16,259
Other intangibles	6,784
Other assets	336
Current liabilities	(2,506)
Other non-current liabilities	(2,035)

Net assets acquired and liabilities assumed	$22,634

The goodwill and $4.1 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350.  Other intangibles also includes $2.3 million allocated to customer relationships, $0.2 allocated to developed technology and $0.2 million allocated to backlog, which are to be amortized over periods of 4 years, 3 years and 3 months, respectively.  Goodwill and other intangibles of Auto-Bake are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations (Topic 805).”  ASU No. 2010-29 clarifies the disclosures required for pro forma information for business combinations.  ASU No. 2010-29 specifies if comparative financial statements are presented, revenue and earnings of a combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in ASU 2010-29 are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The company adopted the provisions of ASU No. 2010-29 on January 2, 2011.  As the company had no material acquisitions during the nine months ended October 1, 2011, there were no disclosures required.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350),” This ASU will allow an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The ASU also amends previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the ASU provides additional examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The company is evaluating the impact the application of this ASU will have on the company’s financial position, results of operations and cash flows.

5)	Other Comprehensive Income

The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income."

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 1, 2011	Oct 2, 2010	Oct 1, 2011	Oct 2, 2010

Net earnings	$23,461	$20,602	$60,914	$51,873
Currency translation adjustment	(11,053)	2,557	(9,209)	251
Unrealized (loss) on interest rate swaps, net of tax	(527)	(79)	(725)	(11)

Comprehensive income	$11,881	$23,080	$50,980	$52,113

Accumulated other comprehensive loss is comprised of unrecognized pension benefit costs of $2.5 million, net of taxes as of October 1, 2011 and January 1, 2011, cumulative foreign currency translation losses of $9.7 million and $0.5 million as of October 1, 2011 and January 1, 2011, and an unrealized loss on interest rate swaps of $1.8 million and $1.1 million, net of taxes as of October 1, 2011 and January 1, 2011.

6)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market.  Costs for inventory at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method.  These inventories under the LIFO method amounted to $18.8 million at October 1, 2011 and $17.5 million at January 1, 2011 and represented approximately 15% and 16% of the total inventory in each respective period.  Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method.  The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization.  Inventories at October 1, 2011 and January 1, 2011 are as follows:

	Oct 1, 2011	Jan 1, 2011
	(in thousands)

Raw materials and parts	$64,774	$60,452
Work-in-process	17,626	12,292
Finished goods	40,856	33,432
	123,256	106,176
LIFO reserve	287	287

	$123,543	$106,463

7)	Goodwill

Changes in the carrying amount of goodwill for the nine months ended October 1, 2011 are as follows (in thousands):

	Commercial	Food
	Foodservice	Processing	Total

Balance as of January 1, 2011	$330,501	$39,488	$369,989
Goodwill acquired during the year	55,446	20,552	75,998
Adjustments to prior year acquisitions	(1,272)	(5)	(1,277)
Foreign exchange rate effect	(3,142)	(1,868)	(5,010)

Balance as of October 1, 2011	$381,533	$58,167	$439,700

8)	Accrued Expenses

Accrued expenses consist of the following:

	Oct 1, 2011	Jan 1, 2011
	(in thousands)

Accrued payroll and related expenses	$31,612	$32,625
Accrued customer rebates	16,322	18,086
Advanced customer deposits	15,371	13,357
Accrued warranty	14,973	14,468
Accrued product liability and workers compensation	11,347	9,711
Accrued agent commission	7,687	7,824
Accrued professional services	5,998	5,944
Other accrued expenses	27,456	23,795

	$130,766	$125,810

9)	Warranty Costs

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

A rollforward of the warranty reserve is as follows:

Nine Months Ended
Oct 1, 2011
(in thousands)

Beginning balance	$14,468
Warranty reserve related to acquisitions	667
Warranty expense	16,230
Warranty claims	(16,392)
Ending balance	$14,973

10)	Financing Arrangements

	Oct 1, 2011	Jan 1, 2011
	(in thousands)

Senior secured revolving credit line	$295,250	$207,250
Foreign loans	8,389	6,767
Total debt	$303,639	$214,017

Less: Current maturities of long-term debt	6,771	5,097

Long-term debt	$296,868	$208,920

During the second quarter of 2011, the company exercised a provision under its current credit facility that allowed the company to increase the amount of availability under the revolving credit line by approximately $102.0 million.  Terms of the company’s senior credit agreement provide for $600.0 million of availability under a revolving credit line.  As of October 1, 2011, the company had $295.3 million of borrowings outstanding under this facility.  The company also had $6.3 million in outstanding letters of credit as of October 1, 2011, which reduces the borrowing availability under the revolving credit line.  Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $290.0 million at October 1, 2011.

At October 1, 2011, borrowings under the senior secured credit facility are assessed at an interest rate of 1.0% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate.  At October 1, 2011 the average interest rate on the senior debt amounted to 1.32%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis.  Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line.  This variable commitment fee amounted to 0.2% as of October 1, 2011.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On October 1, 2011 these facilities amounted to $3.5 million in U.S. dollars, including $1.8 million outstanding under a revolving credit facility and $1.7 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 3.9% on October 1, 2011. The term loan matures in 2013 and the interest rate is assessed at 4.55%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On October 1, 2011 these facilities amounted to $4.9 million in U.S. dollars.  The interest rate on the credit facilities is tied to six-month Euro LIBOR. At October 1, 2011, the average interest rate on these facilities was approximately 3.0%. The facilities mature in April 2015.

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

The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations.  The upfront cash payment is the amount that a market participant would be able to lend at October 1, 2011 to achieve sufficient cash inflows to cover the cash outflows under the company’s senior revolving credit facility assuming the facility was outstanding in its entirety until maturity.  Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s senior revolving credit facility in December 2012.  Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods.  The fair value of the company’s senior debt obligations as estimated by the company based upon its assumptions is approximately $299.8 million at October 1, 2011, as compared to the carrying value of $303.6 million.

The carrying value and estimated aggregate fair value, based primarily on market prices, of debt is as follows (in thousands):

	October 1, 2011		January 1, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$303,639	$299,848	$214,017	$209,808

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, acquisitions, product development and integration expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt.  The agreements swap one-month LIBOR for fixed rates. As of October 1, 2011 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

$15,000,000	1.220%	11/23/09	11/23/11
20,000,000	1.800%	11/23/09	11/23/12
20,000,000	1.560%	03/11/10	12/11/12
10,000,000	1.120%	03/11/10	03/11/12
15,000,000	0.950%	08/06/10	12/06/12
25,000,000	1.610%	02/23/11	02/24/14
25,000,000	2.520%	02/23/11	02/23/16
25,000,000	0.975%	07/18/11	07/18/14
15,000,000	1.150%	09/12/11	09/12/16
15,000,000	0.620%	09/12/11	09/11/14

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, a maximum ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 3.5 and a minimum EBITDA to fixed charges ratio of 1.25. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors.  The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company.  At October 1, 2011, the company was in compliance with all covenants pursuant to its borrowing agreements.

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

Foreign Exchange: The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates.  The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures.  The following table summarizes the forward contracts outstanding at October 1, 2011. The fair value of the forward contracts was a gain of less than $0.1 million at the end of the third quarter of 2011.

Sell	Purchase	Maturity
15,000,000 British Pounds	17,172,000 Euro Dollars	October 4, 2011
14,000,000 British Pounds	16,037,000 Euro Dollars	October 4, 2011
3,000,000 Euro Dollars	4,270,000 US Dollars	December 30, 2011
1,500,000 British Pounds	2,376,000 US Dollars	December 30, 2011

Interest Rate:  The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income.  As of October 1, 2011, the fair value of these instruments was a loss of $3.5 million.  The change in fair value of these swap agreements in the first nine months of 2011 was a loss of $1.3 million, net of taxes.

The following tables summarize the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated
	Balance Sheet Presentation	Oct 1, 2011	Jan 1, 2011

Fair value	Other non-current liabilities	$(3,465)	$(2,186)

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Presentation of Gain/(loss)	Oct 1, 2011	Oct 2, 2010	Oct 1, 2011	Oct 2, 2010

Gain/(loss) recognized in other comprehensive income	Other comprehensive income	$(1,813)	$(860)	$(3,733)	$(2,621)

Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(896)	$(759)	$(2,473)	$(2,670)

Gain/(loss) recognized in income (ineffective portion)	Other expense	$(22)	$7	$(19)	$(4)

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

The Food Processing Equipment Group manufactures preparation, cooking, packaging and food safety equipment for the food processing industry.  This business division has manufacturing operations in Illinois, Iowa, Wisconsin, Australia, Germany and Mexico.  Principal product lines of this group include batch ovens, belt ovens, conveyorized cooking systems, meat presses, breading, battering, mixing, forming, grinding and slicing equipment, food suspension, reduction and emulsion systems, defrosting equipment, packaging and food safety equipment.  These products are sold and marketed under the brand names:  Alkar, Auto-Bake, Danfotech, Maurer-Atmos, MP Equipment and RapidPak.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief decision maker evaluates individual segment performance based on operating income.  Management believes that intersegment sales are made at established arms-length transfer prices.

Net Sales Summary
(dollars in thousands)
	Three Months Ended				Nine Months Ended
	Oct 1, 2011		Oct 2, 2010		Oct 1, 2011		Oct 2, 2010
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice	$189,133	86.5	$156,081	87.8	$521,137	85.1	$450,036	87.9
Food Processing	29,587	13.5	21,712	12.2	91,010	14.9	61,852	12.1

Total	$218,720	100.0%	$177,793	100.0%	$612,147	100.0%	$511,888	100.0%

The following table summarizes the results of operations for the company's business segments(1)(in thousands):

	Commercial	Food	Corporate
	Foodservice	Processing	and Other(2)	Total
Three months ended October 1, 2011
Net sales	$189,133	$29,587	$—	$218,720
Income from operations	47,875	2,484	(13,173)	37,186
Depreciation and amortization expense	3,995	1,106	233	5,334
Net capital expenditures	1,533	23	173	1,729

Nine months ended October 1, 2011
Net sales	$521,137	$91,010	$—	$612,147
Income from operations	127,118	13,706	(37,026)	103,798
Depreciation and amortization expense	11,886	2,207	574	14,667
Net capital expenditures	4,327	162	391	4.880

Total assets	827,276	139,618	63,473	1,030,367
Long-lived assets	602,164	85,263	33,760	721,187

Three months ended October 2, 2010
Net sales	$156,081	$21,712	$—	$177,793
Income from operations	38,002	4,040	(10,031)	32,011
Depreciation and amortization expense	3,257	438	154	3,849
Net capital expenditures	400	65	138	603

Nine months ended October 2, 2010
Net sales	$450,036	$61,852	$—	$511,888
Income from operations	107,042	12,076	(30,943)	88,175
Depreciation and amortization expense	10,040	1,150	466	11,656
Net capital expenditures	2,492	167	349	3,008

Total assets	709,733	104,377	52,528	866,638
Long-lived assets	524,905	58,271	30,169	613,345

(1)
Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.

(2)	Includes corporate and other general company assets and operations.

Long-lived assets by major geographic region are as follows (in thousands):

	Oct 1, 2011	Oct 2, 2010
United States and Canada	$583,632	$586,151
Asia	34,254	1,826
Europe and Middle East	102,274	24,412
Latin America	1,027	956
Total international	$137,555	$27,194

	$721,187	$613,345

Net sales by major geographic region were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 1, 2011	Oct 2, 2010	Oct 1, 2011	Oct 2, 2010
United States and Canada	$149,891	$141,179	$446,071	$410,444
Asia	17,228	12,503	41,052	29,724
Europe and Middle East	41,628	17,675	95,248	56,915
Latin America	9,973	6,436	29,776	14,805
Total international	$68,829	$36,614	$166,076	$101,444
	$218,720	$177,793	$612,147	$511,888

13)	Employee Retirement Plans

(a)	Pension Plans

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

The company also maintains a retirement benefit agreement with its Chairman. The retirement benefits are based upon a percentage of the Chairman’s final base salary. Additionally, the company maintains a retirement plan for non-employee directors who served on the Board of Directors prior to 2004. In November 2010, the Board of Directors approved a revision to the directors’ compensation program that resulted in the plan being frozen and the benefits being distributed to the plan participants. Benefit distributions were made in December 2010 and January 2011. As of October 1, 2011, there were no longer any participants in the plan for non-employee directors. This plan is not available to any new non-employee directors.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Oct 1, 2011		Oct 2, 2010		Oct 1, 2011		Oct 2, 2010
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent

Business Divisions:
Commercial Foodservice	$189,133	86.5	$156,081	87.8	$521,137	85.1	$450,036	87.9
Food Processing	29,587	13.5	21,712	12.2	91,010	14.9	61,852	12.1

Total	$218,720	100.0%	$177,793	100.0%	$612,147	100.0%	$511,888	100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended		Nine Months Ended
	Oct 1, 2011	Oct 2, 2010	Oct 1, 2011	Oct 2, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.1	60.2	60.1	60.2
Gross profit	39.9	39.8	39.9	39.8
Selling, general and administrative expenses	22.9	21.8	22.9	22.6
Income from operations	17.0	18.0	17.0	17.2
Net interest expense and deferred financing amortization	1.1	1.2	1.1	1.3
Other (income) expense, net	(0.2)	(0.1)	0.2	0.1
Earnings before income taxes	16.1	16.9	15.7	15.8
Provision for income taxes	5.4	5.3	5.7	5.7
Net earnings	10.7%	11.6%	10.0%	10.1%

Three Months Ended October 1, 2011 Compared to Three Months Ended October 2, 2010

NET SALES. Net sales for the third quarter of fiscal 2011 were $218.7 million as compared to $177.8 million in the third quarter of 2010.

•
Net sales at the Commercial Foodservice Equipment Group amounted to $189.1 million in the third quarter of 2011 as compared to $156.1 million in the prior year quarter. Net sales resulting from the acquisitions of Beech and Lincat, which were acquired on April 12, 2011 and May 27, 2011, respectively, accounted for an increase of $17.3 million during the third quarter of 2011. Excluding the impact of these acquisitions, net sales of Commercial Foodservice Equipment increased by $15.7 million in the third quarter of 2011. The improvement in net sales reflects an improvement in market conditions as commercial restaurant customers increased their spending on replacement of equipment.  Additionally, net sales reflects increased market penetration resulting from new product introductions and increased sales activities focused on major restaurant chain accounts and the emerging markets.

•
Net sales for the Food Processing Equipment Group amounted to $29.6 million in the third quarter of 2011 as compared to $21.7 million in the prior year quarter. Net sales resulting from the acquisitions of Cozzini, Danfotech, Maurer and Auto-Bake, which were acquired on September 21, 2010, July 5, 2011, July 22, 2011 and August 1, 2011, respectively, accounted for an increase of $13.2 million. Excluding the impact of these acquisitions, net sales of Food Processing Equipment decreased by $5.3 million due to timing of customer orders.

GROSS PROFIT. Gross profit increased to $87.3 million in the third quarter of 2011 from $70.7 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate was 39.9% in the third quarter of 2011 as compared to 39.8% in the prior year quarter. The net increase in the gross margin rate reflects:

•	Improved margins resulting from acquisition integration initiatives including costs savings from plant consolidations.

•	The benefit of increased sales volumes.

•	Lower margins at the most recent acquisitions completed during fiscal 2011.

•	Less favorable sales mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $38.7 million in the third quarter of 2010 to $50.1 million in the third quarter of 2011. As a percentage of net sales, operating expenses increased from 21.8% in the third quarter of 2010 to 22.9% in the third quarter of 2011. Selling expenses increased from $17.8 million in the third quarter of 2010 to $24.6 million in the third quarter of 2011. Selling expenses reflect increased costs of $5.4 million associated with the Cozzini, Beech, Lincat, Danfotech, Maurer and Auto-Bake acquisitions and $1.1 million associated with trade show and marketing related expenses. General and administrative expenses increased from $20.9 million in the third quarter of 2010 to $25.6 million in the third quarter of 2011. General and administrative expenses reflect $3.1 million of increased costs associated with the Cozzini, Beech, Lincat, Danfotech, Maurer and Auto-Bake acquisitions and $1.3 million of increased professional fees associated primarily with acquisition related activities.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $2.3 million in the third quarter of 2011 as compared to $2.2 million in the third quarter of 2010. Other income was $0.4 million in the third quarter of 2011 as compared to $0.1 million in the prior year third quarter.

INCOME TAXES. A tax provision of $11.8 million, at an effective rate of 34%, was recorded during the third quarter of 2011, as compared to a $9.4 million provision at a 31% effective rate in the prior year quarter. The prior year effective rate included a one-time benefit associated with the deduction of transaction costs related to the acquisition activities, favorable adjustments to tax reserves related to reduced state exposures, and increased deductions for qualified manufacturing activities.

Nine Months Ended October 1, 2011 Compared to Nine Months Ended October 2, 2010

NET SALES. Net sales for the nine-month period ended October 1, 2011 were $612.1 million as compared to $511.9 million in the nine-month period ended October 2, 2010.

•
Net sales at the Commercial Foodservice Equipment Group for the nine-month period ended October 1, 2011 amounted to $521.1 million as compared to $450.0 million for the nine-month period ended October 2, 2010. Net sales resulting from the acquisitions of PerfectFry, Beech and Lincat, which were acquired on July 13, 2010, April 12, 2011 and May 27, 2011, respectively, accounted for an increase of $25.7 million during the nine-month period ended October 1, 2011. Excluding the impact of these acquisitions, net sales of Commercial Foodservice Equipment for the nine-month period ended October 1, 2011 increased by $45.4 million as compared to the nine-month period ended October 2, 2010. The improvement in net sales reflects an improvement in market conditions as commercial restaurant customers increased their spending on replacement of equipment.  Additionally, the increase in net sales reflects increased market penetration resulting from new product introductions and increased sales activities focused on major restaurant chain accounts and the emerging markets.

•
Net sales for the Food Processing Equipment Group amounted to $91.0 million in the nine-month period ended October 1, 2011 as compared to $61.9 million in the prior year period. Net sales resulting from the acquisitions of Cozzini, Danfotech, Maurer and Auto-Bake, which were acquired on September 21, 2010, July 5, 2011, July 22, 2011 and August 1, 2011, respectively, accounted for an increase of $35.4 million. Excluding the impact of this acquisition, net sales of Food Processing Equipment decreased by $6.3 million due to timing of customer orders.

GROSS PROFIT. Gross profit increased to $244.5 million in the third quarter of 2011 from $203.6 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate was 39.9% in the nine-month period ended October 1, 2011 as compared to 39.8% in the prior year period. The net increase in the gross margin rate reflects:

•	The benefit of increased sales volumes.

•
Improved margins at certain of the newly acquired operating companies which have improved due to acquisition integration initiatives including costs savings from plant consolidations, partially offset by;

•	The impact of rising material costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $115.4 million in the nine-month period ending October 2, 2010 to $140.7 million in the nine-month period ended October 1, 2011. As a percentage of net sales, operating expenses increased from 22.6% in the nine-month period ended October 2, 2010 to 22.9% in the nine-month period ended October 1, 2011. Selling expenses increased from $54.4 million in the nine-month period ended October 2, 2010 to $66.7 million in the nine-month period ended October 1, 2011. Selling expenses reflect increased costs of $9.8 million associated with the Cozzini, Beech, Lincat, Danfotech, Maurer and Auto-Bake acquisitions, $1.2 million associated with trade show expenses and $0.8 million associated with commission expense due to higher sales volumes. General and administrative expenses increased from $61.0 million in the nine-month period ended October 2, 2010 to $74.0 million in the nine-month period ended October 1, 2011. General and administrative expenses reflect $7.1 million of increased costs associated with the Cozzini, Beech, Lincat, Danfotech, Maurer and Auto-Bake acquisitions and $3.4 million of increased professional services associated primarily with acquisition related activities.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs decreased to $6.5 million in nine-month period ended October 1, 2011 as compared to $6.9 million in the nine-month period ended October 2, 2010, due to lower interest rates on lower average debt balances. Other expense was $1.0 million in the nine-month period ended October 1, 2011 as compared to $0.4 million in the nine-month period ended October 2, 2010 and due primarily to higher foreign exchange transaction losses.

INCOME TAXES. A tax provision of $35.4 million, at an effective rate of 37%, was recorded during the nine-month period ended October 1, 2011, as compared to a $29.0 million provision at a 36% effective rate in the nine-month period ended October 2, 2010.

Financial Condition and Liquidity

During the nine months ended October 1, 2011, cash and cash equivalents increased by $5.7 million to $13.4 million at October 1, 2011 from $7.7 million at January 1, 2011. Net borrowings increased from $214.0 million at January 1, 2011 to $303.6 million at October 1, 2011.

OPERATING ACTIVITIES. Net cash provided by operating activities was $65.7 million for the nine-month period ended October 1, 2011 compared to $66.2 million for the nine-month period ended October 2, 2010.

During the nine months ended October 1, 2011, working capital levels changed due to increased working capital needs. These changes in working capital levels included a $9.0 million increase in inventory, due to several factors including increased order rates, increased inventory levels during build out periods in conjunction with plant consolidation efforts and higher levels of stock associated with foreign sourcing initiatives. Accounts receivable also increased $11.7 million due to higher sales volumes. Changes in working capital levels also included a $2.3 million decrease in prepaid expenses and other assets, $9.3 million decrease in accounts payable and a $6.0 million increase in accrued expenses and other non-current liabilities.

INVESTING ACTIVITIES. During the nine months ended October 1, 2011, net cash used in investing activities amounted to $136.1 million. This included $127.5 million of current period acquisitions, which included $13.0 million, $82.1 million, $6.1 million, $3.8 million and $22.5 million in connection with the acquisitions of Beech, Lincat Danfotech, Maurer and Auto-Bake, respectively. Investing activities also include deferred payments of $3.7 million related to the Giga, Cooktek and Cozzini acquisitions completed in prior years. The company also had net capital expenditures of $4.9 million primarily associated with additions and upgrades of production equipment.

FINANCING ACTIVITIES. Net cash flows provided by financing activities were $76.3 million during the nine months ended October 1, 2011. The company’s borrowing activities included $88.0 million of net proceeds under its $600.0 million revolving credit facility and $1.5 million of net proceeds of foreign borrowings. During the second quarter of 2011, the company exercised a provision under its current credit facility that allowed the company to increase the amount of availability under the revolving credit line by approximately $102.0 million. Related to restricted stock vestings during the first quarter of 2011, the company also used $9.5 million to repurchase 113,550 shares of its common stock that were surrendered to the company by employees in lieu of cash for payment of withholding taxes. Additionally, the company used $3.5 million to repurchase 51,768 shares of its common stock under its treasury stock buyback program.

At October 1, 2011, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, acquisitions, product development and integration expenditures for the foreseeable future.

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations (Topic 805).” ASU No. 2010-29 clarifies the disclosures required for pro forma information for business combinations. ASU No. 2010-29 specifies if comparative financial statements are presented, revenue and earnings of a combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The company adopted the provisions of ASU No. 2010-29 on January 2, 2011. As the company had no material acquisitions during the nine months ended October 1, 2011, there were no disclosures required.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350),” This ASU will allow an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The ASU also amends previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the ASU provides additional examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The company is evaluating the impact the application of this ASU will have on the company’s financial position, results of operations and cash flows.

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

Contractual Obligations

The company's contractual cash payment obligations as of October 1, 2011 are set forth below (in thousands):

	Amounts				Total
	Due to			Idle	Contractual
	Sellers From	Long-term	Operating	Facility	Cash
	Acquisitions	Debt	Leases	Leases	Obligations

Less than 1 year	$819	$6,771	$3,798	$470	$11,858
1-3 years	1,983	295,494	3,720	733	301,930
3-5 years	-	268	1,283	243	1,794
After 5 years	-	1,106	1,226	-	2,332

	$2,802	$303,639	$10,027	$1,446	$317,914

The company has obligations to make $2.8 million of purchase price payments to the sellers of CookTek that were deferred in conjunction with the acquisition.

The company has contractual obligations under its various debt agreements to make interest payments. These amounts are subject to the level of borrowings in future periods and the interest rate for the applicable periods, and therefore the amounts of these payments is not determinable.

The company has $6.3 million in outstanding letters of credit, which expire on October 1, 2012, to secure potential obligations under various business programs.

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

	Fixed	Variable
	Rate	Rate
Twelve Month Period Ending	Debt	Debt
	(in thousands)

October 1, 2012	$—	$6,771
October 1, 2013	—	295,370
October 1, 2014	—	124
October 1, 2015	—	131
October 1, 2016 and thereafter	—	1,243

	$—	$303,639

During the second quarter of 2011, the company exercised a provision under its current credit facility that allowed the company to increase the amount of availability under the revolving credit line by approximately $102.0 million. Terms of the company’s senior credit agreement provide for $600.0 million of availability under a revolving credit line. As of October 1, 2011, the company had $295.3 million of borrowings outstanding under this facility. The company also has $6.3 million in outstanding letters of credit as of October 1, 2011, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $290.0 million at October 1, 2011.

At October 1, 2011, borrowings under the senior secured credit facility are assessed at an interest rate 1.0% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At October 1, 2011 the average interest rate on the senior debt amounted to 1.32%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.2% as of October 1, 2011.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On October 1, 2011 these facilities amounted to $3.5 million in U.S. dollars, including $1.8 million outstanding under a revolving credit facility and $1.7 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 3.9% on October 1, 2011. The term loan matures in 2013 and the interest rate is assessed at 4.55%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On October 1, 2011 these facilities amounted to $4.9 million in U.S. dollars.  The interest rate on the credit facilities is tied to nine-month Euro LIBOR. At October 1, 2011, the average interest rate on these facilities was approximately 3.0%. The facilities mature in April of 2015.

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and integration expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of October 1, 2011 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

$15,000,000	1.220%	11/23/09	11/23/11
20,000,000	1.800%	11/23/09	11/23/12
20,000,000	1.560%	03/11/10	12/11/12
10,000,000	1.120%	03/11/10	03/11/12
15,000,000	0.950%	08/06/10	12/06/12
25,000,000	1.610%	02/23/11	02/24/14
25,000,000	2.520%	02/23/11	02/23/16
25,000,000	0.975%	07/18/11	07/18/14
15,000,000	1.150%	09/12/11	09/12/16
15,000,000	0.620%	09/12/11	09/11/14

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, a maximum ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 3.5 and a minimum EBITDA to fixed charges ratio of 1.25. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company. At October 1, 2011, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of October 1, 2011, the fair value of these instruments was a loss of $3.5 million. The change in fair value of these swap agreements in the first nine months of 2011 was a loss of $1.3 million, net of taxes.

Foreign Exchange Derivative Financial Instruments

The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward contracts outstanding at October 1, 2011. The fair value of the forward contracts was a gain of less than $0.1 million at the end of the third quarter of 2011.

Sell	Purchase	Maturity
15,000,000 British Pounds	17,172,000 Euro Dollars	October 4, 2011
14,000,000 British Pounds	16,037,000 Euro Dollars	October 4, 2011
3,000,000 Euro Dollars	4,270,000 US Dollars	December 30, 2011
1,500,000 British Pounds	2,376,000 US Dollars	December 30, 2011

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

As of October 1, 2011, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended October 1, 2011, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended October 1, 2011, except as follows:

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

c)  Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
July 3 to July 30, 2011	—	—	—	349,885
July 31 to August 27, 2011	—	—	—	349,885
August 28, 2011 to October 1, 2011	51,768	69.10	51,768	298,117
Quarter ended October 1, 2011	51,768	69.10	51,768	298,117

In July 1998, the company's Board of Directors adopted a stock repurchase program that authorized the purchase of common shares in open market purchases. As of October 1, 2011, 1,501,883 shares had been purchased under the 1998 stock repurchase program.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended October 1, 2011, filed on November 10, 2011, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date	November 10, 2011	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer