Form 10-K
period 2011-12-31
MIDDLEBY CORP
filed 2012-03-15
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2011 was approximately $1,695,367,810.

The number of shares outstanding of the Registrant’s class of common stock, as of February 24, 2012, was 18,655,910 shares.

Documents Incorporated by Reference

Part III of Form 10-K incorporates by reference the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2011 annual meeting of stockholders.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

DECEMBER 31, 2011

FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

		Page

	PART I

Item 1.	Business	1

Item 1A.	Risk Factors	8

Item 1B.	Unresolved Staff Comments	14

Item 2.	Properties	15

Item 3.	Legal Proceedings	15

Item 4.	Mine Safety Issues	15

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16

Item 6.	Selected Financial Data	17

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk	28

Item 8.	Financial Statements and Supplementary Data	30

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	73

Item 9A.	Controls and Procedures	73

Item 9B.	Other Information	75

	PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

	PART IV

Item 15.	Exhibits and Financial Statement Schedule	77

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

Business Segments and Products

The company conducts its business through two principal business segments: the Commercial Foodservice Equipment Group and the Food Processing Equipment Group. See Note 9 to the Consolidated Financial Statements for further information on the company's business segments.

Commercial Foodservice Equipment Group

The Commercial Foodservice Equipment Group has a broad portfolio of cooking and warming equipment, which enable it to serve virtually any cooking or warming application within a commercial kitchen or foodservice operation. This cooking and warming equipment is used across all types of foodservice operations, including quick-service restaurants, full-service restaurants, convenience stores, retail outlets, hotels and other institutions.

This commercial foodservice equipment is marketed under a portfolio of thirty brands, including Anets®, Beech®, Blodgett®, Blodgett Combi®, Blodgett Range®, Bloomfield®, Britannia®, CTX®, Carter-Hoffmann®, CookTek®, Doyon®, Frifri®, Giga®, Holman®, Houno®, IMC®, Jade®, Lang®, Lincat®, MagiKitch'n®, Middleby Marshall®, MPC®, Nu-Vu®, PerfectFry®, Pitco Frialator®, Southbend®, Star®, Toastmaster®, TurboChef® and Wells®.

The products offered by this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, warming equipment, heated cabinets, charbroliers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, and beverage equipment.

Food Processing Equipment Group

The Food Processing Equipment Group offers a broad portfolio processing solutions for customers producing pre-cooked meat products, such as hot dogs, dinner sausages, poultry and lunchmeats and baked goods such as muffins, cookies and bread. Through its broad line of products, the company is able to deliver a wide array of cooking solutions to service a variety of food processing requirements demanded by its customers. The company can offer highly integrated solutions that provide a food processing operation a uniquely integrated solution providing for the highest level of food quality, product consistency, and reduced operating costs resulting from increased product yields, increased capacity and throughput and reduced labor costs though automation.

This food processing equipment is marketed under a portfolio of eight brands, including, Alkar®, Armor Inox®, Auto-Bake®, Cozzini®, Danfotech®, Drake®, MP Equipment®, and RapidPak®.

The products offered by this group include a wide array of cooking and baking solutions including, batch ovens, baking ovens, proofing ovens, conveyor ovens, continuous processing ovens, and automated thermal processing systems. The company also provides a comprehensive portfolio of complementary food preparation equipment such as grinders, slicers, emulsifiers, mixers, blenders, battering equipment, breading equipment, food presses, and forming equipment, as well as a variety of food safety, freezing and packaging equipment. This portfolio of equipment can be integrated to provide customers a highly efficient and customized solution.

Acquisition Strategy

The company has pursued a strategy to acquire and assemble a leading portfolio of brands and technologies for each of its two business segments. Over the past three years the company has completed thirteen acquisitions to add to its portfolio of brands and technologies of the Commercial Foodservice Equipment Group and its Food Processing Equipment Group.  These acquisitions have added fifteen brands to the Middleby portfolio and positioned the company as a leading provider of equipment in both industries.

In January 2009, the company acquired TurboChef Technologies, Inc. (“TurboChef”) for cash and shares of Middleby common stock. The total aggregate purchase price of the transaction amounted to $160.3 million including $116.3 million in cash and 1,539,668 shares of Middleby common stock valued at $44.0 million. TurboChef is a leader in speed-cook technology, one of the fastest growing segments of the commercial foodservice equipment market. TurboChef’s user-friendly speed cook ovens employ proprietary combinations of heating technologies to cook a variety of food products at speeds up to 12 times faster than that of conventional heating methods.

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

In September 2010, the company acquired the food processing equipment business of Cozzini Inc. (“Cozzini”), a leading manufacturer of equipment solutions for the food processing industry for an aggregate purchase price of approximately $19.2 million in cash, 34,263 shares of Middleby common stock valued at $1.8 million and $2.0 million in deferred payments. The acquisition of Cozzini complements Middleby’s existing food processing equipment brands Alkar, RapidPak and MP Equipment.

In April 2011, the company acquired all of the capital stock of J.W. Beech Pty. Ltd., together with its subsidiary, Beech Ovens Pty. Ltd. (“Beech”), a leading manufacturer of stone hearth ovens for the commercial foodservice industry for a purchase price of approximately $13.0 million. The acquisition of Beech continues to expand Middleby’s portfolio of leading brands in the cooking and warming segments and reinforce its position as a leading manufacturer of commercial ovens.

In May 2011, the company acquired all of the capital stock of Lincat Group PLC (“Lincat”), a leading manufacturer of ranges, ovens, and counterline equipment for the commercial foodservice industry for a purchase price of approximately $82.1 million. The acquisition of Lincat not only expands its portfolio of leading brands but also increases its presence in European markets.

In July 2011, the company acquired all of the capital stock of Danfotech Inc. (“Danfotech”), a leading manufacturer of meat presses and defrosting equipment for the food processing industry for a purchase price of approximately $6.1 million and $1.5 million in contingent payments. The acquisition of Danfotech further complements Middleby’s existing food processing brands.

In July 2011, the company acquired the assets of Maurer-Atmos GmbH (“Maurer”), a leading manufacturer of thermal processing systems for the food processing industry based in Germany for a purchase price of approximately $3.3 million. The addition of this brand complements and further strengthens Middleby’s food processing equipment platform.

In August 2011, the company acquired all of the capital stock of Auto-Bake Pty. Ltd., (“Auto-Bake”) a leading manufacturer of automated baking systems for the food processing industry for a purchase price of approximately $22.5 million. The acquisition of Auto-Bake allows further expansion of product offerings in food processing equipment.

In December 2011, the company acquired all of the capital stock of F.R. Drake Company (“Drake”), a leading manufacturer of automated loading systems for the food processing industry for approximately $21.7 million. The acquisition of Drake further complements the Middleby’s existing food processing brands.

In December 2011, the company acquired all of the capital stock of Armor Inox, S.A. together with its subsidiaries Armor Inox Production S.a.r.l. and Armor Inox UK Ltd. (collectively “Armor Inox”), a leading manufacturer of thermal processing systems for the food processing industry for approximately $28.7 million.

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

Food Processing Equipment Industry

The company's customers include a diversified base of leading food processors. Customers include several large international food processing companies, which account for a significant portion of the revenues of this business segment, although none of which is greater than 10% of net sales. A large portion of the company's revenues have been generated from producers of pre-cooked meat products such as hot dogs, dinner sausages, poultry, and lunchmeats and producers of baked goods such as muffins, cookies and bread; however, the company believes that it can leverage its expertise and product development capabilities in thermal processing to organically grow into new end markets.

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

The global food processing equipment industry is highly fragmented, large and growing. The company estimates demand for food processing equipment is approximately $3.0 billion in the U.S and $20.0 billion worldwide. The company’s product offerings compete in a subsegment of the total industry, and the relevant market size for its products is estimated by management to exceed $0.5 billion in the U.S. and $1.5 billion worldwide.

Backlog

Commercial Foodservice Equipment Group

The backlog of orders for the Commercial Foodservice Equipment Group was $30.3 million at December 31, 2011, all of which is expected to be filled during 2012. The acquired Beech and Lincat businesses accounted for $1.6 million of the backlog. The Commercial Foodservice Equipment Group's backlog was $32.8 million at January 1, 2011. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of the company’s products.

Food Processing Equipment Group

The backlog of orders for the Food Processing Equipment Group was $108.7 million at December 31, 2011, of which $88.8 million is expected to be filled during 2012. The acquired Danfotech, Maurer, Auto-bake, Drake and Armor Inox businesses accounted for $68.9 million of the backlog. The company's backlog was $30.7 million at January 1, 2011.

Marketing and Distribution

Commercial Foodservice Equipment Group

Middleby's products and services are marketed in the U.S. and in over 100 countries through a combination of the company's sales and marketing personnel, together with an extensive network of independent dealers, distributors, consultants, sales representatives and agents. The company's relationships with major restaurant chains are primarily handled through an integrated effort of top-level executive and sales management at the corporate and business division levels to best serve each customer's needs.

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

Food Processing Equipment Group

The company maintains a direct sales force to market the Alkar, Auto-Bake, Cozzini, Danfotech, Drake, Maurer, MP Equipment and Rapidpak brands and maintains direct relationships with each of its customers. The company also involves division management in the relationships with large global accounts. In North America, the company employs regional sales managers, each with responsibility for a group of customers and a particular region. Internationally, the company maintains sales and distribution offices in Australia, Brazil, Italy, Germany and Mexico along with global sales managers supported by a network of independent sales representatives.

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

Manufacturing and Quality Control

The company’s manufacturing operations provide for an expertise in the design and production of specific products for each of the two business segments. The company has from time to time either consolidated manufacturing facilities producing similar product or transferred production of certain products to another existing operation with a higher level of expertise or efficiency.

The Commercial Foodservice Equipment Group manufactures its products in ten domestic and eight international production facilities. These production facilities are located in Brea, California; Chicago, Illinois; Elgin, Illinois; Mundelein, Illinois; Menominee, Michigan; Bow, New Hampshire; Fuquay-Varina, North Carolina; Smithville, Tennessee; Dallas, Texas; Burlington, Vermont; Brisbane, Australia; Randers, Denmark; Scandicci, Italy; Shanghai, China; Laguna, the Philippines; Lincoln, the United Kingdom; Wrexham, the United Kingdom; and Warwickshire, the United Kingdom.

The Food Processing Equipment Group manufactures its products in four domestic and four international production facilities. These production facilities are located in Algona, Iowa; Chicago, Illinois; Waynesboro, Virginia; Lodi, Wisconsin; New South Wales, Australia; Mauron, France; Guadalupe, Mexico; and Reichenau, Germany.

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

Research and Development

The company believes its future success will depend in part on its ability to develop new products and to improve existing products. Much of the company's research and development efforts at both the Commercial Foodservice Equipment Group and the Foodprocessing Equipment Group are directed to the development and improvement of products designed to reduce cooking and processing time, increase capacity or throughput, reduce energy consumption, minimize labor costs, improve product yield and improve safety while maintaining consistency and quality of cooking production and food preparation. The company has identified these issues as key concerns for most of its customers. The company often identifies product improvement opportunities by working closely with customers on specific applications. Most research and development activities are performed by the company's technical service and engineering staff located at each manufacturing location. On occasion, the company will contract outside engineering firms to assist with the development of certain technical concepts and applications. See Note 3(o) to the Consolidated Financial Statements for further information on the company's research and development activities.

Trademarks, Patents and Licenses

The company has developed, acquired and assembled a leading portfolio of trademarks and trade names. The company believes that these tradenames and trademarks provide for a significant competitive advantage due to a long-standing recognition in the marketplace with customers, restaurant operators, distribution partners, sales and service agents, and foodservice consultants that specify foodservice equipment. The company has historically maintained a high level of marketshare of products sold with these tradenames and trademarks.

The company's leading portfolio of tradenames of its Commercial Foodservice Equipment Group include Anets®, Blodgett®, Blodgett Combi®, Blodgett Range®, Beech®, Bloomfield®, Britannia®, Carter-Hoffmann®, CookTek®, CTX®, Doyon®, FriFri®, Giga®, Holman®, Houno®, IMC®, Jade®, Lang®, Lincat®, MagiKitch'n®, Middleby Marshall®, MPC®, Nu-Vu®, PerfectFry®, Pitco Frialator®, Southbend®, Star®, Toastmaster®, Turbochef® and Wells®.

The company’s leading portfolio of tradenames of its Food Processing Equipment Group include Alkar®, Armor Inox®, Auto-Bake®, Cozzini®, Danfotech®, Drake®, MP Equipment®, and RapidPak®.

The company holds a broad portfolio of patents and licenses covering technology and applications related to various products, equipment and systems. Management believes the expiration of any one of these patents would not have a material adverse effect on the overall operations or profitability of the company.

Employees

Commercial Foodservice Equipment Group

As of December 31, 2011, 2,150 persons were employed within the Commercial Foodservice Equipment Group. Of this amount, 905 were management, administrative, sales, engineering and supervisory personnel; 1,109 were hourly production non-union workers; and 136 were hourly production union members. Included in these totals were 778 individuals employed outside of the United States, of which 432 were management, sales, administrative and engineering personnel, 272 were hourly production non-union workers and 74 were hourly production union workers, who participate in an employee cooperative. At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on April 30, 2012. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that extends through June 2015. Management believes that the relationships between employees, unions and management are good.

Food Processing Equipment Group

As of December 31, 2011, 616 persons were employed within the Food Processing Equipment Group. Of this amount, 319 were management, administrative, sales, engineering and supervisory personnel; 185 were hourly production non-union workers; and 112 were hourly production union members. Included in these totals were 263 individuals employed outside of the United States, of which 140 were management, sales, administrative and engineering personnel, 123 were hourly production non-union workers. At its Lodi, Wisconsin facility, the company has a contract with the International Association of Bridge, Structural, Ornamental and Reinforcing Ironworkers that expires on December 31, 2014. At its Algona, Iowa facility, the company has a union contract within the United Food and Commercial Workers that expires on December 31, 2014. Management believes that the relationships between employees, unions and management are good.

Corporate

As of December 31, 2011, 18 persons were employed at the corporate office.

Seasonality

The company’s revenues historically have been stronger in the second and third quarters due to increased purchases from customers involved with the catering business and institutional customers, particularly schools, during the summer months.

Item 1A.      Risk Factors

The company’s business, results of operations, cash flows and financial condition are subject to various risks, including, but not limited to those set forth below. If any of the following risks actually occurs, the company’s business, results of operations, cash flows and financial condition could be materially adversely affected These risk factors should be carefully considered together with the other information in this Annual Report on Form 10-K, including the risks and uncertainties described under the heading “Special Note Regarding Forward-Looking Statements.”

Economic conditions may cause a decline in business and consumer spending which could adversely affect the company’s business and financial performance.

The company’s operating results are impacted by the health of the North American, European, Asian and Latin American economies. The company’s business and financial performance, including collection of its accounts receivable, may be adversely affected by the current and future economic conditions that caused, and may cause in the future, a decline in business and consumer spending, a reduction in the availability of credit and decreased growth by our existing customers, resulting in customers electing to delay the replacement of aging equipment. Higher energy costs, rising interest rates, financial market volatility, recession and acts of terrorism may also adversely affect the company’s business and financial performance. Additionally, the company may experience difficulties in scaling its operations due to economic pressures in the U.S. and International markets.

The company’s level of indebtedness could adversely affect its business, results of operations and growth strategy.

The company now has and may continue to have a significant amount of indebtedness. At December 31, 2011, the company had $317.3 million of borrowings and $10.0 million in letters of credit outstanding. As of December 31, 2011, the company could incur an additional $272.7 million of indebtedness under its credit agreement. To the extent the company requires additional capital resources; there can be no assurance that such funds will be available on favorable terms, or at all. The unavailability of funds could have a material adverse effect on the company’s financial condition, results of operations and ability to expand the company’s operations.

The company’s level of indebtedness could adversely affect it in a number of ways, including the following:

•	the company may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	a significant portion of the company’s cash flow from operations must be dedicated to debt service, which reduces the amount of cash the company has available for other purposes;

•	the company may be more vulnerable in the event of a downturn in the company’s business or general economic and industry conditions;

•	the company may be disadvantaged competitively by its potential inability to adjust to changing market conditions, as a result of its significant level of indebtedness; and

•	the company may be restricted in its ability to make strategic acquisitions and to pursue new business opportunities.

The company’s current credit agreement limits its ability to conduct business, which could negatively affect the company’s ability to finance future capital needs and engage in other business activities.

The covenants in the company’s existing credit agreement contain a number of significant limitations on its ability to, among other things:

•	pay dividends;

•	incur additional indebtedness;

•	create liens on the company’s assets;

•	engage in new lines of business;

•	make investments;

•	make capital expenditures and enter into leases; and

•	acquire or dispose of assets.

These restrictive covenants, among others, could negatively affect the company’s ability to finance its future capital needs, engage in other business activities or withstand a future downturn in the company’s business or the economy.

Under the company’s current credit agreement, the company is required to maintain certain specified financial ratios and meet financial tests, including certain ratios of leverage and fixed charge coverage. The company’s ability to comply with these requirements may be affected by matters beyond its control, and, as a result, there can be no assurance that the company will be able to meet these ratios and tests. A breach of any of these covenants would prevent the company from being able to draw under the company revolver and would result in a default under the company’s credit agreement. In the event of a default under the company’s current credit agreement, the lenders could terminate their commitments and declare all amounts borrowed, together with accrued interest and other fees, to be immediately due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable at such time. The company may be unable to pay these debts in these circumstances.

The company has a significant amount of goodwill and could suffer losses due to asset impairment charges.

The company’s balance sheet includes a significant amount of goodwill, which represents approximately 42% of its total assets as of December 31, 2011.  The excess of the purchase price over the fair value of assets acquired, including identifiable intangible assets, and liabilities assumed in conjunction with acquisitions is recorded as goodwill. In accordance with Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other”, the company’s long-lived assets (including goodwill and other intangibles) are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of long-lived assets, the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors.  Various uncertainties, including continued adverse conditions in the capital markets or changes in general economic conditions, could impact the future operating performance at one or more of the company’s businesses, which could significantly affect the company’s valuations and could result in additional future impairments. Also, estimates of future cash flows are judgments based on the company’s experience and knowledge of operations.  These estimates can be significantly impacted by many factors, including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends.  If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges. Any such charge could have a material adverse effect on the company’s reported net earnings.

Competition in the foodservice equipment industry is intense and could impact the company’s results of operations and cash flows.

The company operates in a highly competitive industry. In the company’s business, competition is based on product features and design, brand recognition, reliability, durability, technology, energy efficiency, breadth of product offerings, price, customer relationships, delivery lead times, serviceability and after-sale service. The company has a number of competitors in each product line that it offers. Many of the company’s competitors are substantially larger and enjoy substantially greater financial, marketing, technological and personnel resources. These factors may enable them to develop similar or superior products, to provide lower cost products and to carry out their business strategies more quickly and efficiently than the company can. In addition, some competitors focus on particular product lines or geographic regions or emphasize their local manufacturing presence or local market knowledge. Some competitors have different pricing structures and may be able to deliver their products at lower prices. Although the company believes that the performance and price characteristics of its products will provide competitive solutions for its customers’ needs, there can be no assurance that the company’s customers will continue to choose the company’s products over products offered by its competitors.

Further, the market for the company’s products is characterized by changing technology and evolving industry standards. The company’s ability to compete in the past has depended in part on the company’s ability to develop innovative new products and bring them to market more quickly than the company’s competitors. The company’s ability to compete successfully will depend, in large part, on its ability to enhance and improve its existing products, to continue to bring innovative products to market in a timely fashion, to adapt the company’s products to the needs and standards of its current and potential customers and to continue to improve operating efficiencies and lower manufacturing costs. Moreover, competitors may develop technologies or products that render the company’s products obsolete or less marketable. If the company’s products, markets and services are not competitive, the company’s business, financial condition and operating results will be materially harmed.

In addition, the success of the company’s business depends, in part, on its ability to maintain and expand the company’s product offerings and the company’s customer base. The company’s success also depends on its ability to offer competitive prices and services in a price sensitive business. Many of the company’s larger restaurant chain customers have multiple sources of supply for their equipment purchases and periodically approve new competitive equipment as an alternative to the company’s products for use within their restaurants. There can be no assurance that the company will be able to continue to expand its product lines or that it will be able to retain its current customers or attract new customers. The company also cannot assure you that it will not lose customers to low-cost competitors with comparable or superior products and services. If the company fails to expand its product offerings, or loses a substantial number of the company’s current customers or substantial business from current customers, or is unable to attract new customers, the company’s business, financial condition and results of operations will be adversely affected.

The company is subject to risks associated with developing products and technologies, which could delay product introductions and result in significant expenditures.

The product, program and service needs of the company’s customers change and evolve regularly, and the company invests substantial amounts in research and development efforts to pursue advancements in a wide range of technologies, products and services. Also, the company continually seeks to refine and improve upon the performance, utility and physical attributes of its existing products and to develop new products. As a result, the company’s business is subject to risks associated with new product and technological development, including unanticipated technical or other problems, meeting development, production, certification and regulatory approval schedules, execution of internal and external performance plans, availability of supplier- and internally-produced parts and materials, performance of suppliers and subcontractors, hiring and training of qualified personnel, achieving cost and production efficiencies, identification of emerging technological trends in the company’s target end-markets, validation of innovative technologies, the level of customer interest in new technologies and products, and customer acceptance of the company’s products and products that incorporate technologies that the company develops. These factors involve significant risks and uncertainties. Also, any development efforts divert resources from other potential investments in the company’s businesses, and these efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of the company’s customers as fully as competitive offerings. In addition, the markets for the company’s products or products that incorporate the company’s technologies may not develop or grow as the company anticipates. The company or its suppliers and subcontractors may encounter difficulties in developing and producing these new products and services, and may not realize the degree or timing of benefits initially anticipated. Due to the design complexity of the company's products, the company may in the future experience delays in completing the development and introduction of new products. Any delays could result in increased development costs or deflect resources from other projects. The occurrence of any of these risks could cause a substantial change in the design, delay in the development, or abandonment of new technologies and products. Consequently, there can be no assurance that the company will develop new technologies superior to the company’s current technologies or successfully bring new products to market.

Additionally, there can be no assurance that new technologies or products, if developed, will meet the company’s current price or performance objectives, be developed on a timely basis, or prove to be as effective as products based on other technologies. The inability to successfully complete the development of a product, or a determination by the company, for financial, technical or other reasons, not to complete development of a product, particularly in instances in which the company has made significant expenditures, could have a material adverse effect on the company’s financial condition and operating results.

The company has depended, and will continue to depend, on key customers for a material portion of its revenues. As a result, changes in the purchasing patterns of such key customers could adversely impact the company’s operating results.

Many of the company’s key customers are large restaurant chains and major food processing companies. The demand for the company’s equipment can vary from quarter to quarter depending on the company’s customers’ internal growth plans, construction, seasonality and other factors. In addition, during an economic downturn, key customers could both open fewer facilities and defer purchases of new equipment for existing operations. Either of these conditions could have a material adverse effect on the company’s financial condition and results of operations.

Price changes in some materials and sources of supply could affect the company’s profitability.

The company uses large amounts of stainless steel, aluminized steel and other commodities in the manufacture of its products. A significant increase in the price of steel or any other commodity that the company is not able to pass on to its customers would adversely affect the company’s operating results. In addition, an unanticipated delay in delivery of raw materials and component inventories by suppliers—including a delay due to capacity constraints, labor disputes, the financial condition of suppliers, weather emergencies, or other natural disasters—may impair the ability of the company to satisfy customer demand. An interruption in or the cessation of an important supply by any third party and the company’s inability to make alternative arrangements in a timely manner, or at all, could have a material adverse effect on the company’s business, financial condition and operating results.

The company’s acquisition, investment and alliance strategy involves risks. If the company is unable to effectively manage these risks, its business will be materially harmed.

To achieve the company’s strategic objectives, the company has pursued and may continue to pursue strategic acquisitions and investments or invest in other companies, businesses or technologies. Acquisitions entail numerous risks, including the following:

•      difficulties in the assimilation of acquired businesses or technologies;

•      inability to operate acquired businesses or utilize acquired technologies profitably;

•      diversion of management’s attention from other business concerns;

•      potential assumption of unknown material liabilities;

•      failure to achieve financial or operating objectives;

•      unanticipated costs relating to acquisitions or to the integration of the acquired businesses; and

•      loss of customers, suppliers, or key employees

The company may not be able to successfully integrate any operations, personnel, services or products that it has acquired or may acquire in the future.

The company may seek to expand or enhance some of its operations by forming joint ventures or alliances with various strategic partners throughout the world. Entering into joint ventures and alliances also entails risks, including difficulties in developing and expanding the businesses of newly formed joint ventures, exercising influence over the activities of joint ventures in which the company does not have a controlling interest and potential conflicts with the company’s joint venture or alliance partners.

An inability to identify or complete future acquisitions could adversely affect future growth.

The company has historically followed a strategy of identifying and acquiring businesses with complementary products and services. As part of its growth strategy, the company intends to pursue acquisitions that provide opportunities for profitable growth and which enable it to leverage its competitive strengths. While the company continues to evaluate potential acquisitions, it may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, obtain regulatory approval for certain acquisitions, or otherwise complete acquisitions in the future. An inability to identify or complete future acquisitions could limit the company’s growth.

Expansion of the company’s operations internationally involves special challenges that it may not be able to meet. The company’s failure to meet these challenges could adversely affect its business, financial condition and operating results.

The company plans to continue to expand its operations internationally. The company faces certain risks inherent in doing business in international markets. These risks include:

•	extensive regulations and oversight, tariffs and other trade barriers;

•      reduced protection for intellectual property rights;

•      difficulties in staffing and managing foreign operations;

•      potentially adverse tax consequences;

•      limitations on ownership and on repatriation of earnings;

•      transportation delays and interruptions;

•      political, social, and economic instability and disruptions;

•      labor unrests;

•      potential for nationalization of enterprises; and

•      limitations on the company’s ability to enforce legal rights and remedies.

In addition, the company is and will be required to comply with the laws and regulations of foreign governmental and regulatory authorities of each country in which the company conducts business.

There can be no assurance that the company will be able to succeed in marketing its products and services in international markets. The company may also experience difficulty in managing its international operations because of, among other things, competitive conditions overseas, management of foreign exchange risk, established domestic markets, language and cultural differences and economic or political instability. Any of these factors could have a material adverse effect on the success of the company’s international operations and, consequently, on the company’s business, financial condition and operating results.

The company is subject to currency fluctuations and other risks from its operations outside the United States.

The company has manufacturing and distribution operations located in Asia, Europe and Latin America. The company’s operations are subject to the impact of economic downturns, political instability and foreign trade restrictions, which may adversely affect the company’s business, financial condition and operating results. The company anticipates that international sales will continue to account for a significant portion of consolidated net sales in the foreseeable future. Some sales and operating costs of the company’s foreign operations are realized in local currencies, and an increase in the relative value of the U.S. dollar against such currencies would lead to a reduction in consolidated sales and earnings. Additionally, foreign currency exposures are not fully hedged, and there can be no assurances that the company’s future results of operations will not be adversely affected by currency fluctuations. Furthermore, currency fluctuations may affect the prices paid to the company’s suppliers for materials the company uses in production. As a result, operating margins may also be negatively impacted by worldwide currency fluctuations that result in higher costs for certain cross-border transactions.

The company may not be able to adequately protect its intellectual property rights, and this inability may materially harm its business.

The company relies primarily on trade secret, copyright, service mark, trademark and patent law and contractual protections to protect the company’s proprietary technology and other proprietary rights. The company has filed numerous patent applications covering the company’s technology. Notwithstanding the precautions the company takes to protect its intellectual property rights, it is possible that third parties may copy or otherwise obtain and use the company’s proprietary technology without authorization or may otherwise infringe on the company’s rights. In some cases, including a number of the company’s most important products, there may be no effective legal recourse against duplication by competitors. In the future, the company may have to rely on litigation to enforce its intellectual property rights, protect its trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs to the company and diversions of the company’s resources, either of which could adversely affect the company’s business.

Any infringement by the company on patent rights of others could result in litigation and adversely affect its ability to continue to provide, or could increase the cost of providing, the company’s products and services.

Patents of third parties may have an important bearing on the company’s ability to offer some of its products and services. The company’s competitors, as well as other companies and individuals, may obtain, and may be expected to obtain in the future, patents related to the types of products and services the company offers or plans to offer. There can be no assurance that the company is or will be aware of all patents containing claims that may pose a risk of infringement by its products and services. In addition, some patent applications in the United States are confidential until a patent is issued and, therefore, the company cannot evaluate the extent to which its products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of the company’s products or services were to infringe patents held by others, the company may be required to stop developing or marketing the products or services, to obtain licenses from the holders of the patents to develop and market the services, or to redesign the products or services in such a way as to avoid infringing on the patent claims. The company cannot assess the extent to which it may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether it would be able to obtain such licenses on commercially reasonable terms. If the company were unable to obtain such licenses, it also may not be able to redesign the company’s products or services to avoid infringement, which could materially adversely affect the company’s business, financial condition and operating results.

The company may be the subject of product liability claims or product recalls, and it may be unable to obtain or maintain insurance adequate to cover potential liabilities.

Product liability is a significant commercial risk to the company. The company’s business exposes it to potential liability risks that arise from the manufacture, marketing and sale of the company’s products. In addition to direct expenditures for damages, settlement and defense costs, there is a possibility of adverse publicity as a result of product liability claims. Some plaintiffs in some jurisdictions have received substantial damage awards against companies based upon claims for injuries allegedly caused by the use of their products. In addition, it may be necessary for the company to recall products that do not meet approved specifications, which could result in adverse publicity as well as costs connected to the recall and loss of revenue.

The company cannot be certain that a product liability claim or series of claims brought against it would not have an adverse effect on the company’s business, financial condition or results of operations. If any claim is brought against the company, regardless of the success or failure of the claim, the company cannot assure you that it will be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities or the cost of a recall. The company currently maintains insurance programs consisting of self insurance up to certain limits and excess insurance coverage for claims over established limits. There can be no assurance that the company will be able to obtain insurance on acceptable terms or that its insurance programs will provide adequate protection against actual losses. In addition, the company is subject to the risk that one or more of its insurers may become insolvent or become unable to pay claims that may be made in the future.

The company may be subject to litigation, environmental, and other legal compliance risks.

In addition to product liability claims, the company is subject to a variety of litigation, tax, and legal compliance risks. These risks include, among other things, possible liability relating to personal injuries, intellectual property rights, contract-related claims, taxes, environmental matters, and compliance with U.S. and foreign export laws, competition laws, and laws governing improper business practices. The company or one of its business units could be charged with wrongdoing as a result of such matters. If convicted or found liable, the company could be subject to significant fines, penalties, repayments, or other damages.

An increase in warranty expenses could adversely affect the company’s financial performance.

The company offers purchasers of its products warranties covering workmanship and materials typically for one year and, in certain circumstances, for periods of up to ten years, during which period the company or an authorized service representative will make repairs and replace parts that have become defective in the course of normal use. The company estimates and records its future warranty costs based upon past experience. These warranty expenses may increase in the future and may exceed the company’s warranty reserves, which, in turn, could adversely affect the company’s financial performance.

The company is subject to potential liability under environmental laws.

The company’s operations are regulated under a number of federal, state and local environmental laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of these materials. Compliance with these environmental laws and regulations is a significant consideration for the company because it uses hazardous materials in its manufacturing processes. In addition, because the company is a generator of hazardous wastes, even if it fully complies with applicable environmental laws, it may be subject to financial exposure for costs associated with an investigation and remediation of sites at which it has arranged for the disposal of hazardous wastes if these sites become contaminated. In the event of a violation of environmental laws, the company could be held liable for damages and for the costs of remedial actions. Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which could negatively affect the company’s operating results. There can be no assurance that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory authorities, or other unanticipated events will not arise in the future and give rise to additional environmental liabilities, compliance costs, and penalties that could be material. Environmental laws and regulations are constantly evolving, and it is impossible to predict accurately the effect they may have upon the financial condition, results of operations, or cash flows of the company.

The company’s financial performance is subject to significant fluctuations.

The company’s financial performance is subject to quarterly and annual fluctuations due to a number of factors, including:

•      general economic conditions;

•	the lengthy, unpredictable sales cycle for commercial foodservice equipment and food processing equipment;

•      the gain or loss of significant customers;

•      unexpected delays in new product introductions;

•	the level of market acceptance of new or enhanced versions of the company’s products;

•      unexpected changes in the levels of the company’s operating expenses; and

•      competitive product offerings and pricing actions.

Each of these factors could result in a material and adverse change in the company’s business, financial condition and results of operations.

The company may be unable to manage its growth.

The company has recently experienced rapid growth in business. Continued growth could place a strain on the company’s management, operations and financial resources. There also will be additional demands on the company’s sales, marketing and information systems and on the company’s administrative infrastructure as it develops and offers additional products and enters new markets. The company cannot be certain that the company’s operating and financial control systems, administrative infrastructure, outsourced and internal production capacity, facilities and personnel will be adequate to support the company’s future operations or to effectively adapt to future growth. If the company cannot manage the company’s growth effectively, the company’s business may be harmed.

The company’s business could suffer in the event of a work stoppage by its unionized labor force.

Because the company has a significant number of workers whose employment is subject to collective bargaining agreements and labor union representation, the company is vulnerable to possible organized work stoppages and similar actions. Unionized employees accounted for approximately 9% of the company’s workforce as of December 31, 2011. The company has union contracts with employees at its facilities in Algona, Iowa, Elgin, Illinois and Lodi, Wisconsin that extend through December 2014, April 2012 and December 2014, respectively. The company also has a union workforce at its manufacturing facility in the Philippines under a contract that extends through June 2015. Any future strikes, employee slowdowns or similar actions by one or more unions, in connection with labor contract negotiations or otherwise, could have a material adverse effect on the company’s ability to operate the company’s business.

The company depends significantly on its key personnel.

The company depends significantly on certain of the company’s executive officers and certain other key personnel, many of whom could be difficult to replace. While the company has employment agreements with certain key executives, the company cannot be certain that it will succeed in retaining this personnel or their services under existing agreements. The incapacity, inability or unwillingness of certain of these people to perform their services may have a material adverse effect on the company. There is intense competition for qualified personnel within the company’s industry, and there can be no assurance that the company will be able to continue to attract, motivate and retain personnel with the skills and experience needed to successfully manage the company business and operations.

The impact of future transactions on the company’s common stock is uncertain.

The company periodically reviews potential transactions related to products or product rights and businesses complementary to the company’s business. Such transactions could include mergers, acquisitions, joint ventures, alliances or licensing agreements. In the future, the company may choose to enter into such transactions at any time. The impact of transactions on the market price of a company’s stock is often uncertain, but it may cause substantial fluctuations to the market price. Consequently, any announcement of any such transaction could have a material adverse effect upon the market price of the company’s common stock. Moreover, depending upon the nature of any transaction, the company may experience a charge to earnings, which could be material and could possibly have an adverse impact upon the market price of the company’s common stock.

Item 1B.      Unresolved Staff Comments

Not applicable.

Item 2.      Properties

The company's principal executive offices are located in Elgin, Illinois. The company operates fourteen manufacturing facilities in the U.S and twelve manufacturing facilities internationally.

The principal properties of the company utilized to conduct business operations are listed below:

Location	Principal Function	Square Footage	Owned/ Leased	Lease Expiration

Brea, CA	Manufacturing, Warehousing and Offices	72,000	Leased	June 2015
Buford, GA	Warehousing and Offices	17,350	Leased	February 2013
		30,000	Leased	December 2014
Chicago, IL	Manufacturing, Warehousing and Offices	45,100	Leased	December 2012
Chicago, IL	Manufacturing, Warehousing and Offices	30,800	Leased	March 2013/
				November 2012
Elgin, IL	Manufacturing, Warehousing and Offices	207,000	Owned	N/A
Mundelein, IL	Manufacturing, Warehousing and Offices	55,000	Owned	N/A
		33,000	Owned	N/A
Algona, IA	Manufacturing, Warehousing and Offices	50,700	Leased	December 2012
Menominee, MI	Manufacturing, Warehousing and Offices	46,000	Owned	N/A
St. Louis, MO	Offices	46,900	Leased	August 2017
Bow, NH	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
		57,400	Leased	March 2015
Fuquay-Varina, NC	Manufacturing, Warehousing and Offices	135,400	Owned	N/A
Smithville, TN	Manufacturing, Warehousing and Offices	190,000	Owned	N/A
Carrollton, TX	Manufacturing, Warehousing and Offices	134,200	Leased	September 2012/
				November 2012
Waynesburg, VA	Manufacturing, Warehousing and Offices	25,600	Owned	N/A
		14,360	Leased	October 2012
Burlington, VT	Manufacturing, Warehousing and Offices	135,400	Owned	N/A
Lodi, WI	Manufacturing, Warehousing and Offices	107,000	Owned	N/A
Brisbane, Australia	Manufacturing, Warehousing and Offices	19,700	Leased	December 2012
New South Wales, Australia	Manufacturing, Warehousing and Offices	50,500	Leased	September 2015
Sao Paulo, Brazil	Warehousing and Offices	12,800	Leased	May 2014
Quebec City, Canada	Warehousing and Offices	36,000	Owned	N/A
Shanghai, China	Manufacturing, Warehousing and Offices	37,500	Leased	July 2012
Randers, Denmark	Manufacturing, Warehousing and Offices	79,400	Owned	N/A
Mauron, France	Manufacturing, Warehousing and Offices	37,400	Leased	April 2016
Reichenau, Germany	Manufacturing, Warehousing and Offices	72,000	Leased	June 2016
Scandicco, Italy	Manufacturing, Warehousing and Offices	106,350	Leased	March 2020
Guadalupe, Mexico	Manufacturing ,Warehousing and Offices	117,600	Leased	December 2014
Laguna, the Philippines	Manufacturing, Warehousing and Offices	83,100	Owned	N/A
Lincoln, the United Kingdom	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
Warwickshire, the United Kingdom	Manufacturing, Warehousing and Offices	12,000	Owned	N/A
Wrexham, the United Kingdom	Manufacturing, Warehousing and Offices	68,000	Owned	N/A

At various other locations the company leases small amounts of office space for administrative and sales functions, and in certain instances limited short-term inventory storage. These locations are in Brazil, China, Italy, Mexico, Spain and the United Kingdom. The company also has a leased manufacturing facility in Verdi, Nevada which was exited as part of the company's manufacturing consolidation efforts in 2009. This lease extends through June 2012.

Management believes that these facilities are adequate for the operation of the company's business as presently conducted.

Item 3.      Legal Proceedings

The company is routinely involved in litigation incidental to its business, including product liability claims, which are partially covered by insurance or in certain cases by indemnification provisions under purchase agreements for recently acquired companies. Such routine claims are vigorously contested and management does not believe that the outcome of any such pending litigation will have a material effect upon the financial condition, results of operations or cash flows of the company.

Item 4.      Mine Safety Issues

Not Applicable

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

	Closing Share Price
	High	Low
Fiscal 2011
First quarter	94.84	80.55
Second quarter	96.25	79.70
Third quarter	97.74	65.39
Fourth quarter	98.00	66.36

Fiscal 2010
First quarter	59.52	42.17
Second quarter	65.01	52.66
Third quarter	63.93	53.28
Fourth quarter	86.35	63.86

Shareholders

The company estimates there were approximately 34,000 record holders of the company's common stock as of February 24, 2012.

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

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
October 2, 2011 to October 29, 2011	38,300	$68.72	38,300	259,817
October 30, 2011 to November 26, 2011	—	—	—	259,817
November 27, 2011 to December 31, 2011	—	—	—	259,817
Quarter ended December 31, 2011	38,300	$68.72	38,300	259,817

In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of up to 1,800,000 common shares in open market purchases. As of December 31, 2011, 1,540,183 shares had been purchased under the 1998 stock repurchase program.

In May 2007, the company’s Board of Directors approved a two-for-one stock split of the company’s common stock in the form of a stock dividend. The stock split was paid to shareholders of record as of June 1, 2007. The company’s stock began trading on a stock-adjusted basis on June 18, 2007. The stock split effectively doubled the number of shares outstanding at June 15, 2007.

At December 31, 2011, the company had a total of 4,437,428 shares in treasury amounting to $126.7 million.

Item 6. Selected Financial Data

(amounts in thousands, except per share data)

Fiscal Year Ended(1)

	2011	2010	2009	2008	2007
Income Statement Data:
Net sales	$855,907	$719,121	$646,629	$651,888	$500,472
Cost of sales	511,770	432,444	396,001	403,746	308,107

Gross profit	344,137	286,677	250,628	248,142	192,365
Selling and distribution expenses	91,113	75,772	64,239	63,593	50,769
General and administrative expenses	104,314	88,117	74,948	64,931	48,663

Income from operations	148,710	122,788	111,441	119,618	92,933
Interest expense and deferred financing amortization, net	8,503	8,592	11,594	12,982	5,855
Debt extinguishment expenses	—	—	—	—	481
Loss on financing derivatives	—	—	—	—	314
Other (income) expense, net	(241)	(40)	121	2,414	(1,696)

Earnings before income taxes	140,448	114,236	99,726	104,222	87,979
Provision for income taxes	44,975	41,369	38,570	40,321	35,365
Net earnings	$95,473	$72,867	$61,156	$63,901	$52,614

Net earnings per share:
Basic	$5.30	$4.09	$3.47	$4.00	$3.35
Diluted	$5.15	$3.97	$3.29	$3.75	$3.11

Weighted average number of shares outstanding:
Basic	17,998	17,801	17,605	15,978	15,694
Diluted	18,534	18,337	18,575	17,030	16,938

Balance Sheet Data:
Working capital	$(182,234)	$79,807	$70,670	$68,198	$61,573
Total assets	1,146,512	873,172	816,346	654,498	413,647
Total debt	317,335	214,017	275,641	234,700	96,197
Stockholders' equity	510,969	424,913	342,655	227,960	182,912

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

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

NET SALES SUMMARY

(dollars in thousands)

Fiscal Year Ended(1)
	2011		2010		2009
	Sales	Percent	Sales	Percent	Sales	Percent

Business Segments:

Commercial Foodservice	$723,274	84.5%	$611,596	85.0%	$580,704	89.8%

Food Processing	132,633	15.5	107,525	15.0	65,925	10.2

Total	$855,907	100.0%	$719,121	100.0%	$646,629	100.0%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2011	2010	2009

Net sales	100.0%	100.0%	100.0%
Cost of sales	59.8	60.1	61.2
Gross profit	40.2	39.9	38.8
Selling, general and administrative expenses	22.8	22.8	21.6
Income from operations	17.4	17.1	17.2

Interest expense and deferred financing amortization, net	1.0	1.2	1.8
Other (income) expense, net	—	—	—
Earnings before income taxes	16.4	15.9	15.4
Provision for income taxes	5.2	5.8	5.9
Net earnings	11.2%	10.1%	9.5%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Fiscal Year Ended December 31, 2011 as Compared to January 1, 2011

Net sales. Net sales in fiscal 2011 increased by $136.8 million or 19.0% to $855.9 million as compared to $719.1 million in fiscal 2010. The increase in net sales of $86.3 million, or 12.0%, was attributable to acquisition growth, resulting from the fiscal 2010 acquisitions of PerfectFry and Cozzini and the fiscal 2011 acquisitions of Beech, Lincat, Danfotech, Maurer, Auto-Bake, Drake and Armor Inox.  Excluding acquisitions, net sales increased $50.5 million, or 7.0%, from the prior year, reflecting a net sales increase of 11.6% at the Commercial Foodservice Equipment Group offset by a decline of 18.9% at the Food Processing Equipment Group.

•	Net sales of the Commercial Foodservice Equipment Group increased by $111.7 million or 18.3% to $723.3 million in fiscal 2011, as compared to $611.6 million in fiscal 2010. Net sales from the acquisitions of PerfectFry, Beech, and Lincat, which were acquired on July 13, 2010, April 4, 2011 and May 27, 2011, respectively, accounted for an increase of $40.9 million during fiscal 2011. Excluding the impact of acquisitions, net sales of Commercial Foodservice Equipment increased $70.8 million, or 11.6%, as compared to the prior year. International sales increased $70.7 million, or 55.8%, to $197.9 million, as compared to $127.2 million in the prior year. This includes the increase of $40.9 million from the recent acquisitions, as these companies primarily have international sales. The increase in international sales reflects continued market penetration resulting from investments in the international selling organization over the past several years and growing business in emerging markets where the company is well positioned. Domestically, the company also realized a sales increase of $41.0 million, or 8.5%, to $525.4 million, as compared to $484.4 million in the prior year. This increase in domestic sales includes increased sales with major restaurant chains on new product initiatives and improvements in general market conditions.

•	Net sales of the Food Processing Equipment Group increased by $25.1 million or 23.3% to $132.6 million in fiscal 2011, as compared to $107.5 million in fiscal 2010. Net sales from the acquisition of Cozzini, Danfotech, Maurer, Auto-Bake, Drake, and Armor Inox which were acquired on September 21, 2010, July 5, 2011, July 22, 2011, August 1, 2011, December 2, 2011 and December 21, 2011, respectively, accounted for an increase of $45.4 million. Excluding the impact of acquisitions, net sales of Food Processing Equipment decreased $20.3 million, or 18.9%. International sales amounted to $44.9 million in 2011, an increase of 77.5% over sales of $25.3 million in 2010, while domestic sales amounted to $87.7 million in 2011 an increase of 6.7% over sales of $82.2 million in 2010. Excluding the impact of acquisitions, international sales decreased $5.6 million while domestic sales decreased $14.7 million. The prior year sales of the Food Processing Group reflected the benefit of orders that had been delayed during the 2008 and 2009 economic downturn. These orders were deferred to 2010 resulting in stronger sales for the period. As a result, 2011 sales for the group were less favorable than those in 2010, although significantly better than 2008 and 2009, and market conditions remain favorable. Additionally, due to the nature of large orders associated with this business, the timing of orders impacts the growth in comparative periods. During 2011, while order rates were relatively consistent year over year, the timing of orders in the current year was stronger in the second half of the year. However, due to the long lead times less revenue was recognized in the current year period from orders received during the year.

Gross profit. Gross profit increased by $57.4 million to $344.1 million in fiscal 2011 from $286.7 million in fiscal 2010. The gross margin rate increased from 40.0% in 2010 to 40.2% in 2011. The net increase in the gross margin rate reflects the benefit of increased sales volumes and margin improvement related to acquisition integration initiatives, offset in part by lower margins at newly acquired companies.

•	Gross profit at the Commercial Foodservice Equipment Group increased by $48.8 million, or 19.5%, to $298.5 million in fiscal 2011 as compared to $249.7 million in fiscal 2010. The gross margin rate improved to 41.3% as compared to 39.8% in the prior year. Gross profit from the acquisitions of Beech and Lincat, which were acquired during fiscal 2011, accounted for approximately $14.8 million of the increase in gross profit during fiscal 2011. Excluding the recent acquisitions, the gross profit increased by approximately $34.0 million on the higher sales volumes. The gross profit margin rate benefited from increased volumes which resulted in greater absorption of fixed production costs as well as improved profit margins resulting from acquisition integration initiatives implemented during fiscal 2011 and prior years. The margin rate also benefitted from lower warranty costs which had been higher in the prior year due to initial costs associated with new product introductions.

•	Gross profit at the Food Processing Equipment Group increased by $9.0 million, or 24.5%, to $45.8 million in fiscal 2011 as compared to $36.8 million in fiscal 2010. The gross profit margin rate improved to 34.5% as compared to 34.2% in the prior year. Gross profit from the acquisitions of Cozzini, Danfotech, Maurer, Auto-Bake, Drake, and Armor Inox, accounted for approximately $13.5 million of the increase. Excluding the recent acquisitions, the gross profit declined approximately $4.5 million due to lower net sales as compared to the prior year. The gross profit margin rate improved slightly as improvement from integration activities related the Cozzini business acquired in 2010 was offset by lower margins at the business acquired in fiscal 2011.

Selling, general and administrative expenses. Combined selling, general, and administrative expenses increased by $31.5 million to $195.4 million in fiscal 2011 from $163.9 million in 2010.  As a percentage of net sales, operating expenses amounted to 22.8% in fiscal 2010 and fiscal 2011.

Selling expenses increased $15.3 million to $91.1 million from $75.8 million, reflecting an increase of $13.4 million associated with the recently acquired PerfectFry, Cozzini, Beech, Lincat, Danfotech, Maurer, Auto-Bake, Drake and Armor Inox operations. Additionally, expenses increased $1.5 million due to increased trade show and marketing related costs.

General and administrative expenses increased $16.2 million to $104.3 million from $88.1 million, reflecting an increase of $10.0 million associated with the recently acquired PerfectFry, Cozzini, Beech, Lincat, Danfotech, Maurer, Auto-Bake, Drake and Armor Inox operations. General and administrative expenses also included a $3.5 million increase in non-cash share based compensation, a $2.7 million increase in incentive compensation, a $3.7 million increase in professional fees associated with acquisition related activities and legal matters and a $1.2 million increase in pension costs. General and administrative expenses were offset by a $1.3 million decrease in bad debt expenses and a $1.1 million reduction in amounts due to sellers on contingent earnout arrangements related to a prior year acquisition. Additionally, in 2010, $1.7 million of non-recurring charges associated with plant consolidation initiatives relating to the acquisitions of Doyon and PerfectFry were recorded, while no such charges were recorded in 2011.

Income from operations. Income from operations increased $25.9 million to $148.7 million in fiscal 2011 from $122.8 million in fiscal 2010. The increase in operating income resulted from the increase in net sales and gross profit. Operating income as a percentage of net sales increased to 17.4% in 2011 from 17.1% in 2010.

Income from operations in 2011 included $37.2 million of non-cash expenses, including $6.9 million of depreciation expense, $12.2 million of intangible amortization related to acquisitions and $18.1 million of stock based compensation. This compares to $31.2 million of non-cash expenses in the prior year, including $5.9 million of depreciation expense, $10.6 million of intangible amortization related to acquisitions, and $14.7 million of stock based compensation costs. Operating income excluding these non-cash expenses, amounted to $185.9 million, or 21.7%, of net sales in fiscal 2011 as compared to $154.0 million, or 21.4%, of net sales in 2010.

Non-operating expenses. Non-operating expenses decreased $0.3 million to $8.3 million in fiscal 2011 from $8.6 million in fiscal 2010. Net interest expense decreased $0.1 million from $8.6 million in fiscal 2010 to $8.5 million in fiscal 2011 as a result of lower average interest rates during the year offset in part by higher average debt balances. Other income was $0.2 million in fiscal 2011 as compared to other income of less than $0.1 million in fiscal 2010.

Income taxes. A tax provision of $45.0 million, at an effective rate of 32.0%, was recorded for fiscal 2011 as compared to $41.4 million at an effective rate of 36.2%, in fiscal 2010.  The current year effective tax rate is comprised of a 35.0% U.S. federal tax rate and 3.0% in U.S. state income taxes, net of 2.1% in tax relief for U.S. manufacturers, 1.1% in permanent tax deductions, 1.5% in foreign rate differentials and 1.3% in other adjustments benefitting the effective rate.  In comparison to the prior year, tax provision reflects a lower effective rate on increased income in lower tax rate foreign jurisdictions, reduced state tax provisions resulting from increased income in lower rate jurisdictions, and adjustments to tax reserves for reduced tax exposures, which benefitted the effective tax rate by 1.2%, 1.1% and 1.9%, respectively, as compared to the prior year.

Fiscal Year Ended January 1, 2011 as Compared to January 2, 2010

Net sales. Net sales in fiscal 2010 increased by $72.5 million or 11.3% to $719.1 million as compared to $646.6 million in fiscal 2009. The increase in net sales of $37.8 million, or 5.9%, was attributable to acquisition growth, resulting from the fiscal 2009 acquisitions of Cooktek, Anets and Doyon and the fiscal 2010 acquisitions of PerfectFry and Cozzini.  Excluding acquisitions, net sales increased $34.7 million, or 5.4%, from the prior year. Sales of both the Commercial Foodservice Equipment Group and the Food Processing Equipment Group increased, reflecting improving market conditions as compared to fiscal 2009.

•	Net sales of the Commercial Foodservice Equipment Group increased by $30.9 million or 5.3% to $611.6 million in fiscal 2010 as compared to $580.7 million in fiscal 2009. Net sales from the acquisitions of CookTek, Anets, Doyon and PerfectFry which were acquired on April 27, 2009, April 30, 2009, December 14, 2009, July 13, 2010 and September 21, 2010, respectively, accounted for an increase of $19.2 million during fiscal 2010. Excluding the impact of acquisitions, net sales of Commercial Foodservice Equipment increased $11.7 million, or 2.0%, as compared to the prior year. The prior year sales included a significant order associated with an oven rollout to support a new menu initiative with a major chain customer. Excluding this order and acquisition growth, sales increased 8.5% in fiscal 2010. This growth reflects an increase in international business as the company realized increased business related to the expansion of chain restaurants in emerging markets. Domestically, the company also realized sales improvement, which accelerated in the second half of the year as general market conditions improved and major chain customers increased their development activities.

•	Net sales of the Food Processing Equipment Group increased by $41.6 million or 63.1% to $107.5 million in fiscal 2010, as compared to $65.9 million in fiscal 2009. Net sales from the acquisition of Cozzini, which was acquired on September 21, 2010, accounted for an increase of $18.6 million. Excluding the impact of acquisition, net sales of Food Processing Equipment increased $23.0 million or 34.9%. Net sales growth in this business segment reflects improving market conditions as food processing operations increased their capital spending. Numerous projects which had been deferred in 2008 and 2009 during the economic downturn were realized in 2010. Additionally, international sales benefitted from increasing development and expansion of food processing operations in emerging markets as demand for processed food in retail and restaurant locations increases.

Gross profit. Gross profit increased by $36.1 million to $286.7 million in fiscal 2010 from $250.6 million in fiscal 2009. The gross margin rate increased from 38.8% in 2009 to 40.0% in 2010. The net increase in the gross margin rate reflects:

•	Improved margins at certain of the newly acquired operating companies that have improved due to acquisition integration initiatives, including costs savings from plant consolidations. In 2009, the company closed a manufacturing facility in Nevada and transferred production to another of its manufacturing facilities. The expected annual cost savings in gross profit at that time was $4.5 million. In 2010, the company realized approximately $2.8 million of cost savings in gross profit from the initiative.

•	Benefit from increased sales volumes offset by a less favorable product mix

•	Cost reduction initiatives that were instituted in 2009 due to economic conditions

Selling, general and administrative expenses. Combined selling, general, and administrative expenses increased by $24.7 million to $163.9 million in fiscal 2010 from $139.2 million in 2009.  As a percentage of net sales, operating expenses amounted to 22.8% in 2010 as compared to 21.6% in fiscal 2009.

Selling expenses increased $11.6 million to $75.8 million from $64.2 million, reflecting an increase of $5.4 million associated with the recently acquired Cooktek, Anets, Doyon, PerfectFry and Cozzini operations, an increase of $4.1 million in commissions resulting from the increase in sales and $1.5 million in increased marketing related costs.

General and administrative expenses increased $13.2 million to $88.1 million from $74.9 million, reflecting an increase of $4.2 million associated with the recently acquired Cooktek, Anets, Doyon, PerfectFry and Cozzini operations. General and administrative expenses also included a $9.9 million increase in incentive compensation associated with improvement in financial results and a $4.0 million increase in non-cash share based compensation offset by reduced professional fees and other administrative expenses.  Additionally, $1.7 million of non-recurring charges associated with plant consolidation initiatives relating to the recently acquired Doyon and Perfectfry businesses were recorded in fiscal 2010.  This compares to $5.1 million of non-recurring plant consolidation costs recorded in the prior year.

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

Financial Condition and Liquidity

Total cash and cash equivalents increased by $32.5 million to $40.2 million at December 31, 2011 from $7.7 million at January 1, 2011. Net borrowings increased to $317.3 million at December 31, 2011, from $214.0 million at January 1, 2011.

Operating activities. Net cash provided by operating activities after changes in assets and liabilities amounted to $130.4 million as compared to $98.0 million in the prior year.

Adjustments to reconcile 2011 net earnings to operating cash flows included $6.9 million of depreciation and $12.8 million of amortization, $18.1 million of non-cash stock compensation expense and $5.4 million of deferred tax benefit.

The changes in working capital included a $19.0 million increase in accounts receivable as a result of increased sales volumes. Inventories increased by $2.3 million as a result of increased order rates and higher levels of stock associated with foreign sales initiatives, offset in part by inventory reductions resulting from plant consolidation initiatives completed in prior years. Accounts payable decreased $2.6 million as a result of reduced purchasing volumes.  Accrued expenses and other liabilities increased by $13.1 million due in part to increased accruals for sales rebates, commissions and incentive compensation associated with higher sales volumes and profit levels.

In connection with the company’s acquisition activities during the year, the company added assets and liabilities from the opening balance sheets of the acquired businesses in its consolidated balance sheets and accordingly these amounts are not reflected in the net change in working capital. During fiscal 2011, the amounts of acquired working capital in the opening balance sheets included $23.4 million of accounts receivable, $17.3 million of inventories, $13.9 million of accounts payable and $24.0 million of accrued liabilities. At December 31, 2011, the balances of the ending combined balance sheets for these acquired business units amounted to $22.3 million of accounts receivable, $14.8 million of inventories, $12.2 million of accounts payable and $29.0 million of accrued liabilities.

Investing activities. During 2011, net cash used for investing activities amounted to $188.9 million. This included $177.4 million of current period acquisitions, which included $13.0 million, $82.1 million, $6.1 million, $3.3 million, $22.5 million, $21.7 million and $28.7 million in connection with the acquisitions of Beech, Lincat, Danfotech, Maurer, Auto-Bake, Drake and Armor Inox, respectively. Investing activities also includes $3.7 million of deferred payments associated with acquisitions completed in prior years. Additional investing activities included $7.8 million of additions and upgrades of production equipment, manufacturing facilities and training equipment.

Financing activities. Net cash flows provided by financing activities amounted to $91.6 million in 2011.   The company’s borrowing activities included $102.2 million of net proceeds under its $600.0 million revolving credit facility and $0.9 million in net proceeds of foreign borrowings.  Net borrowings were utilized primarily to fund the company’s acquisition activities and share purchases.

The company repurchased $15.7 million of Middleby common shares during the year. This was comprised of $9.5 million used to repurchase 113,550 shares of its common stock that were surrendered to the company by employees in lieu of cash for payment for withholding of taxes related to restricted stock vestings that occurred during the first quarter of 2011 and $6.2 million used to repurchase 90,068 shares of its common stock under a stock repurchase program.

The company’s borrowings are primarily under a senior revolving credit facility that provides for $600.0 million in total available borrowing capacity. At December 31, 2011, the company had $317.3 million of total debt, of which $309.4 million was borrowed under this facility. The senior revolving facility matures on December 28, 2012, and accordingly has been classified as a current liability on the consolidated balance sheet. The company anticipates it will enter into a new and similarly structured senior revolving credit facility during first half of 2012 and is in discussions with its current lenders in this regard. The company does not foresee any difficulty in renewing the facility given the financial position and performance of the company and its long standing relationships with its lending partners.

At December 31, 2011, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowings from current lenders will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

Contractual Obligations

The company's contractual cash payment obligations are set forth below (dollars in thousands):

	Amounts					Total
	Due Sellers		Estimated		Idle	Contractual
	From		Interest	Operating	Facility	Cash
	Acquisition	Debt	on Debt	Leases	Lease	Obligations

Less than 1 year	$1,233	$315,831	$7,036	$7,286	$174	$331,560
1-3 years	2,165	234	575	8,206	—	11,180
4-5 years	—	257	552	4,035	—	4,844
After 5 years	—	1,013	—	1,685	—	2,698

	$3,398	$317,335	$8,163	$21,212	$174	$350,282

The company has obligations to make $3.4 million of contingent purchase price payments to the sellers of Cooktek and Danfotech that were deferred in conjunction with the acquisitions.

As of December 31, 2011, the company had $309.4 million outstanding under its revolving credit line as part of its senior credit agreement. The average interest rate on this debt amounted to 1.56% at December 31, 2011. This facility matures on December 28, 2012. As of December 31, 2011, the company also has $7.9 million of debt outstanding under various foreign credit facilities. The estimated interest payments reflected in the table above assume that the level of debt and average interest rate on the company’s revolving credit line under its senior credit agreement does not change until the facility reaches maturity in December 2012. The estimated payments also assume that relative to the company’s foreign borrowings: all scheduled term loan payments are made; the level of borrowings does not change; and the average interest rates remain at their December 31, 2011 rates. Also reflected in the table above is $2.0 million of payments to be made related to the company’s interest rate swap agreements in 2012.

Idle facility lease consists of an obligation for a manufacturing location that was exited in 2009 in conjunction with the company's manufacturing consolidation efforts. This lease obligation continues through June 2012. The obligation presented above does not reflect anticipated sublease income from the facility.

As indicated in Note 10 to the consolidated financial statements, the company’s projected benefit obligation under its defined benefit plans exceeded the plans’ assets by $22.6 million at the end of 2011 as compared to $10.7 million at the end of 2010.  The unfunded benefit obligations were comprised of a $1.6 million underfunding of the company's union plan, $7.4 million underfunding of the company’s Smithville plan, which was acquired as part of the Star acquisition, $2.2 million underfunding of the company’s Wrexham plan, which was acquired as part of the Lincat acquisition, and $11.4 million underfunding of the company's director plans.  The company made minimum contributions required by the Employee Retirement Income Security Act of 1974 (“ERISA”) of $0.2 million and $0.3 million in 2011 and 2010, respectively, to the company’s Smithville plan and $0.2 million and $0.1 million in 2011 and 2010, respectively, to the company's union plan.  The company expects to continue to make minimum contributions to the Smithville and union plans as required by ERISA, of $0.3 and $0.1 million, respectively, in 2012.  The company expects to contribute $0.5 million to the Wrexham plan in 2012.

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

Related Party Transactions

From December 31, 2011 through the date hereof, there were no transactions between the company, its directors and executive officers that are required to be disclosed pursuant to Item 404 of Regulation S-K, promulgated under the Securities and Exchange Act of 1934, as amended.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations are based upon the company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and any such differences could be material to our consolidated financial statements.

Revenue Recognition. At the Commercial Foodservice Group, the company recognizes revenue on the sale of its products when risk of loss has passed to the customer, which occurs at the time of shipment, and collectibility is reasonably assured. The sale prices of the products sold are fixed and determinable at the time of shipment. Sales are reported net of sales returns, sales incentives and cash discounts based on prior experience and other quantitative and qualitative factors.

At the Food Processing Equipment Group, the company enters into long-term sales contracts for certain products that are often significant relative to the business. Revenue under these long-term sales contracts is recognized using the percentage of completion method defined within ASC 605-35 “Construction-Type and Production-Type Contracts” due to the length of time to fully manufacture and assemble the equipment. The company measures revenue recognized based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. Because estimated labor hours to complete a project are based upon forecasts using the best available information, the actual hours may differ from original estimates. The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the company's financial statements and most accurately measures the matching of revenues with expenses. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements. Revenue for sales of products and services not covered by long-term sales contracts are recognized risk of loss has passed to the customer, which occurs at the time of shipment, and collectibility is reasonably assured. The sale prices of the products sold are fixed and determinable at the time of shipment. Sales are reported net of sales returns, sales incentives and cash discounts based on prior experience and other quantitative and qualitative factors.

Inventories. Inventories are stated at the lower of cost or or market using the first-in, first-out method for the majority of the company’s inventories.  The company evaluates the need to record valuation adjustments for inventory on a regular basis.  The company’s policy is to evaluate all inventories including raw material, work-in-process, finished goods, and spare parts.  Inventory in excess of estimated usage requirements is written down to its estimated net realizable value.  Inherent in the estimates of net realizable value are estimates related to our future manufacturing schedules, customer demand, possible alternative uses, and ultimate realization of potentially excess inventory.

Goodwill and Other Intangibles. The company’s business acquisitions result in the recognition of goodwill and other intangible assets, which are a significant portion of the company’s total assets. The company recognizes goodwill and other intangible assets under the guidance of ASC Topic 350-10, “Intangibles — Goodwill and Other.”  Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Identifiable intangible assets are recognized separately from goodwill and include trademarks and trade names, technology, customer relationships and other specifically identifiable assets.  Trademarks and trade names are deemed to be indefinite-lived. Goodwill and indefinite-lived intangible assets are not amortized, but are subject to impairment testing. On an annual basis, or more frequently if triggering events occur, the company compares the estimated fair value to the carrying value to determine if a potential goodwill impairment exists. If the fair value is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of goodwill. In estimating the fair value of specific intangible assets, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors and management’s judgment in applying them in the impairment tests of goodwill and other intangible assets.

Income taxes. The company provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. The company’s deferred and other tax balances are based on management’s interpretation of the tax regulations and rulings in numerous taxing jurisdictions. Income tax expense and liabilities recognized by the company also reflect its best estimates and assumptions regarding, among other things, the level of future taxable income, the effect of the Company’s various tax planning strategies and uncertain tax positions. Future tax authority rulings and changes in tax laws, changes in projected levels of taxable income and future tax planning strategies could affect the actual effective tax rate and tax balances recorded by the company. The company follows the provisions under ASC 740-10-25 that provides a recognition threshold and measurement criteria for the financial statement recognition of a tax benefit taken or expected to be taken in a tax return. Tax benefits are recognized only when it is more likely than not, based on the technical merits, that the benefits will be sustained on examination. Tax benefits that meet the more-likely-than-not recognition threshold are measured using a probability weighting of the largest amount of tax benefit that has greater than 50% likelihood of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a particular tax benefit is a matter of judgment based on the individual facts and circumstances evaluated in light of all available evidence as of the balance sheet date.

New Accounting Pronouncements

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which eliminates the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity. Instead, entities will have the option to present the components of net income, the components of other comprehensive income and total comprehensive income in a single continuous statement or in two separate but consecutive statements. The guidance does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will be applied retrospectively. The adoption of this guidance will require a change in the presentation of comprehensive income and its components which are currently reported within the Consolidated Statement of Changes in Stockholders’ Equity. As this guidance only revises the presentation of comprehensive income, the adoption of this guidance is not expected to affect the company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350),” This ASU will allow an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The ASU also amends previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the ASU provides additional examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The company did not early adopt this ASU and is evaluating whether it will elect to apply this option for qualitative evaluation in future goodwill impairment tests.

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

Item 7A.       Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company's debt obligations:

	Fixed Rate Debt	Variable Rate Debt
	(dollars in thousands)

2012	$—	$315,831
2013	—	115
2014	—	119
2015	—	125
2016 and thereafter	—	1,145
	$—	$317,335

During the second quarter of 2011, the company exercised a provision under its current credit facility that allowed the company to increase the amount of availability under the revolving credit line by approximately $102.0 million. Terms of the company’s senior credit agreement provide for $600.0 million of availability under a revolving credit line which matures on December 28, 2012. As of December 31, 2011, the company had $309.4 million of borrowings outstanding under this facility. The company also has $10.0 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $272.7 million at December 31, 2011.

At December 31, 2011, borrowings under the senior secured credit facility were assessed at an interest rate at 1.00% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At December 31, 2011, the average interest rate on the senior debt amounted to 1.56%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio, is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.20% as of December 31, 2011.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On December 31, 2011, these facilities amounted to $3.3 million in U.S. dollars, including $1.7 million outstanding under a revolving credit facility and $1.6 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 3.05% on December 31, 2011. The term loan matures in 2013 and the interest rate is assessed at 4.55%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l. in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On December 31, 2011, these facilities amounted to $4.1 million in U.S. dollars.  The interest rate on the credit facilities is tied to six-month Euro LIBOR. The facilities mature in April of 2015. At December 31, 2011, the average interest rate on these facilities was approximately 4.11%.

In December 2011, the company completed its acquisition of Armor Inox in France. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On December 31, 2011, these facilities amounted to $0.5 million in U.S. dollars.  The interest rate on the credit facilities is tied to six-month Euro LIBOR. The facilities mature in April of 2015. At December 31, 2011, the average interest rate on these facilities was approximately 3.15%.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of December 31, 2011, the company had the following interest rate swaps in effect.

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

$20,000,000	1.800%	11/23/09	11/23/12
20,000,000	1.560%	03/11/10	12/11/12
10,000,000	1.120%	03/11/10	03/11/12
15,000,000	0.950%	08/06/10	12/06/12
25,000,000	1.610%	02/23/11	02/24/14
25,000,000	2.520%	02/23/11	02/23/16
25,000,000	0.975%	07/18/11	07/18/14
15,000,000	1.185%	09/12/11	09/12/16
15,000,000	0.620%	09/12/11	09/11/14

The senior revolving facility matures on December 28, 2012, and accordingly has been classified as a current liability on the consolidated balance sheet. The company anticipates it will enter into a new and similarly structured senior revolving credit facility during first half of 2012 and is in discussions with its current lenders in this regard. The company does not foresee any difficulty in renewing the facility given the financial position and performance of the company and its long standing relationships with its lending partners.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, a maximum ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 3.5 and a minimum EBITDA to fixed charges ratio of 1.25. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under the terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company. At December 31, 2011, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of December 31, 2011, the fair value of these instruments was a loss of $3.2 million. The change in fair value of these swap agreements in fiscal 2011 was a liability of $0.6 million, net of taxes.

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

The company accounts for its derivative financial instruments in accordance with ASC 815, "Derivatives and Hedging." In accordance with ASC 815, these instruments are recognized on the balance sheet as either an asset or a liability measured at fair value. Changes in the market value and the related foreign exchange gains and losses are recorded in the statement of earnings.

Item 8.      Financial Statements and Supplementary Data

All other schedules for which provision is made to applicable regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Middleby Corporation

Elgin, Illinois

We have audited the accompanying consolidated balance sheets of The Middleby Corporation and subsidiaries (the "Company") as of December 31, 2011 and January 1, 2011, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 8. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at J.W. Beech Pty. Ltd (“Beech”), Lincat Group PLC (“Lincat”), Danfotech Inc. (“Danfotech”), Maurer-Atmos GmbH (“Maurer”), Auto-Bake Pty. Ltd. (“Auto-Bake”), F.R. Drake Company (“Drake”), and Armor Inox S.A. (“Armor Inox”), which were acquired on April 12, 2011; May 27, 2011; July 5, 2011; July 22, 2011; August 1, 2011; December 2, 2011; and December 21, 2011, respectively. These acquisitions constitute 21.7% of total assets, 38.2% of net assets, 6.0% of net sales, and 2.4% of net income of the consolidated financial statements of the Company as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at Beech, Lincat, Danfotech, Maurer, Auto-Bake, Drake, and Armor Inox.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Middleby Corporation and subsidiaries as of December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 12, 2012

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND JANUARY 1, 2011

(amounts in thousands, except share data)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$40,216	$7,656
Accounts receivable, net	151,441	112,049
Inventories, net	124,300	106,463
Prepaid expenses and other	12,336	11,971
Current deferred taxes	39,090	25,520
Total current assets	367,383	263,659
Property, plant and equipment, net	62,507	43,656
Goodwill	477,812	369,989
Other intangibles	234,726	189,254
Other assets	4,084	6,614
Total assets	$1,146,512	$873,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$315,831	$5,097
Accounts payable	63,394	52,945
Accrued expenses	170,392	125,810
Total current liabilities	549,617	183,852
Long-term debt	1,504	208,920
Long-term deferred tax liability	37,845	11,858
Other non-current liabilities	46,577	43,629
Stockholders' equity:
Preferred stock, $0.01 par value; none issued	—	—
Common stock, $0.01 par value, 23,093,338 and 22,691,821 shares issued in 2011 and 2010, respectively	137	137
Paid-in capital	202,321	179,575
Treasury stock at cost; 4,437,428 and 4,233,810 shares in 2011 and 2010, respectively	(126,682)	(111,019)
Retained earnings	455,727	360,254
Accumulated other comprehensive loss	(20,534)	(4,034)

Total stockholders' equity	510,969	424,913

Total liabilities and stockholders' equity	$1,146,512	$873,172

The accompanying Notes to Consolidated Financial Statements

are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2011, JANUARY 1, 2011

AND JANUARY 2, 2010

(amounts in thousands, except per share data)

	2011	2010	2009

Net sales	$855,907	$719,121	$646,629
Cost of sales	511,770	432,444	396,001
Gross profit	344,137	286,677	250,628
Selling and distribution expenses	91,113	75,772	64,239
General and administrative expenses	104,314	88,117	74,948
Income from operations	148,710	122,788	111,441
Interest expense and deferred financing amortization, net	8,503	8,592	11,594
Other (income) expense, net	(241)	(40)	121
Earnings before income taxes	140,448	114,236	99,726
Provision for income taxes	44,975	41,369	38,570
Net earnings	$95,473	$72,867	$61,156

Net earnings per share:
Basic	$5.30	$4.09	$3.47
Diluted	$5.15	$3.97	$3.29

Weighted average number of shares
Basic	17,998	17,801	17,605
Dilutive common stock equivalents	536	536	970
Diluted	18,534	18,337	18,575

The accompanying Notes to Consolidated Financial Statements

are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2011, JANUARY 1, 2011

AND JANUARY 2, 2010

(amounts in thousands)

					Accumulated
					Other	Total
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Capital	Stock	Earnings	Income/(loss)	Equity

Balance, January 3, 2009	$120	$107,305	$(102,000)	$230,797	$(8,262)	$227,960
Comprehensive income:
Net earnings	-	-	-	61,156	-	61,156
Currency translation adjustments	-	-	-	-	1,480	1,480
Change in unrecognized pension benefit costs, net of tax of $(201)	-	-	-	-	257	257
Unrealized gain on interest rate swap, net of tax of $(1,104)	-	-	-	-	1,656	1,656
Comprehensive income	-	-	-	61,156	3,393	64,549
Exercise of stock options	-	391	-	-	-	391
Stock issuance	16	44,032	-	-	-	44,048
Stock compensation	-	10,721	-	-	-	10,721
Tax benefit on stock compensation	-	(448)	-	-	-	(448)
Cumulative effect of adopting new accounting standard	-	-	-	(4,566)	-	(4,566)
Balance, January 2, 2010	$136	$162,001	$(102,000)	$287,387	$(4,869)	$342,655
Comprehensive income:
Net earnings	-	-	-	72,867	-	72,867
Currency translation adjustments	-	-	-	-	599	599
Change in unrecognized pension benefit costs, net of tax of $105	-	-	-	-	(187)	(187)
Unrealized gain on interest rate swap, net of tax of $(342)	-	-	-	-	423	423
Comprehensive income	-	-	-	72,867	835	73,702
Exercise of stock options	-	666	-	-	-	666
Stock issuance	1	1,776	-	-	-	1,777
Stock compensation	-	14,682	-	-	-	14,682
Tax benefit on stock compensation	-	450	-	-	-	450
Purchase of treasury stock	-	-	(9,019)	-	-	(9,019)
Balance, January 1, 2011	$137	$179,575	$(111,019)	$360,254	$(4,034)	$424,913
Comprehensive income:
Net earnings	-	-	-	95,473	-	95,473
Currency translation adjustments	-	-	-	-	(10,769)	(10,769)
Change in unrecognized pension benefit costs, net of tax of $3,200	-	-	-	-	(5,145)	(5,145)
Unrealized loss on interest rate swap, net of tax of $437	-	-	-	-	(586)	(586)
Comprehensive income	-	-	-	95,473	(16,500)	78,973
Exercise of stock options	-	224	-	-	-	224
Stock compensation	-	18,133	-	-	-	18,133
Tax benefit on stock compensation	-	4,389	-	-	-	4,389
Purchase of treasury stock	-	-	(15,663)	-	-	(15,663)
Balance, December 31, 2011	$137	$202,321	$(126,682)	$455,727	$(20,534)	$510,969

The accompanying Notes to Consolidated Financial Statements

are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2011, JANUARY 1, 2011

AND JANUARY 2, 2010

(amounts in thousands)

	2011	2010	2009
Cash flows from operating activities—
Net earnings	$95,473	$72,867	$61,156
Adjustments to reconcile net earnings to net cash provided by operating activities—
Depreciation and amortization	19,708	17,014	15,888
Non-cash share-based compensation	18,133	14,682	10,721
Deferred taxes	5,421	1,420	11,123
Unrealized loss/(gain) on derivative financial instruments	4	(7)	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(18,990)	(28,306)	23,145
Inventories, net	(2,287)	(6,311)	17,257
Prepaid expenses and other assets	2,455	987	(8,731)
Accounts payable	(2,581)	10,912	(4,564)
Accrued expenses and other liabilities	13,057	14,697	(25,221)
Net cash provided by operating activities	130,393	97,955	100,774
Cash flows from investing activities—
Additions to property and equipment	(7,840)	(3,159)	(5,731)
Acquisition of Giga	(1,603)	(1,621)	—
Acquisition of TurboChef, net of cash acquired	—	—	(116,129)
Acquisition of CookTek	(86)	(1,000)	(8,000)
Acquisition of Anets	—	(500)	(3,358)
Acquisition of Doyon	—	(577)	(5,819)
Acquisition of PerfectFry, net of cash acquired	—	(4,607)	—
Acquisition of Cozzini, net of cash acquired	(2,000)	(17,413)	—
Acquisition of Beech, net of cash acquired	(12,959)	—	—
Acquisition of Lincat, net of cash acquired	(82,130)	—	—
Acquisition of Danfotech, net of cash acquired	(6,111)	—	—
Acquisition of Maurer	(3,264)	—	—
Acquisition of Auto-Bake, net of cash acquired	(22,524)	—	—
Acquisition of Drake, net of cash acquired	(21,735)	—	—
Acquisition of Armor Inox, net of cash acquired	(28,658)	—	—
Net cash (used in) investing activities	(188,910)	(28,877)	(139,037)
Cash flows from financing activities—
Net proceeds (repayments) under current revolving credit facilities	102,150	(58,650)	39,550
Net proceeds (repayments) under foreign bank loan	862	(2,421)	(252)
Debt issuance costs	(373)	—	—
Repurchase of treasury stock	(15,663)	(9,019)	—
Excess tax benefit related to share-based compensation	4,389	(450)	(448)
Net proceeds from stock issuances	224	666	391
Net cash (used in) provided by financing activities	91,589	(69,874)	39,241

Effect of exchange rates on cash and cash equivalents	(512)	89	1,241

Changes in cash and cash equivalents—
Net increase (decrease) in cash and cash equivalents	32,560	(707)	2,219
Cash and cash equivalents at beginning of year	7,656	8,363	6,144

Cash and cash equivalents at end of year	$40,216	$7,656	$8,363

Non-cash investing and financing activities:
Stock issuance related to the acquisition of TurboChef	$—	$—	$44,032
Stock issuance related to the acquisition of Cozzini	$—	$1,776	$—

The accompanying Notes to Consolidated Financial Statements

are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2011, JANUARY 1, 2011

AND JANUARY 2, 2010

(1)	NATURE OF OPERATIONS

The Middleby Corporation (the "company") is engaged in the design, manufacture and sale of commercial foodservice and food processing equipment. The company manufactures and assembles this equipment at fourteen U.S. production facilities and twelve international production facilities and manufacturing facilities. The company operates in two business segments: 1) the Commercial Foodservice Equipment Group and 2) the Food Processing Equipment Group.

The Commercial Foodservice Equipment Group has a broad portfolio of cooking and warming equipment, which enables it to serve virtually any cooking or warming application within a commercial kitchen or foodservice operation. This cooking and warming equipment is used across all types of foodservice operations, including quick-service restaurants, full-service restaurants, convenience stores, retail outlets, hotels and other institutions. The products offered by this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, warming equipment, heated cabinets, charbroliers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, and beverage equipment.

The Food Processing Equipment Group offers a broad portfolio of processing solutions for customers producing pre-cooked meat products, such as hot dogs, dinner sausages, poultry and lunchmeats and baked goods such as muffins, cookies and bread. Through its broad line of products, the company is able to deliver a wide array of cooking solutions to service a variety of food processing requirements demanded by its customers. The company can offer highly integrated solutions that provide a food processing operation a uniquely integrated solution providing for the highest level of food quality, product consistency, and reduced operating costs resulting from increased product yields, increased capacity and throughput and reduced labor costs though automation. The products offered by this group include a wide array of cooking and baking solutions including, batch ovens, baking ovens, proofing ovens, conveyor ovens, continuous processing ovens, and automated thermal processing systems. The company also provides a comprehensive portfolio of complementary food preparation equipment such as grinders, slicers, emulsifiers, mixers, blenders, battering equipment, breading equipment, food presses, and forming equipment, as well as a variety of food safety, freezing and packaging equipment. This portfolio of equipment can be integrated to provide customers a highly efficient and customized solution.

The company purchases raw materials and component parts, the majority of which are standard commodity type materials, from a number of suppliers. Although certain component parts are procured from a sole source, the company can purchase such parts from alternate vendors.

The company has numerous trademarks, patents and licenses to manufacture, use and sell its products and equipment. Management believes the loss of any one of these licenses or patents would not have a material adverse effect on the financial and operating results of the company.

(2)	ACQUISITIONS AND PURCHASE ACCOUNTING

The company operates in a highly fragmented industry and has completed numerous acquisitions over the past several years as a component of its growth strategy. The company has acquired industry leading brands and technologies to position itself as a leader in the commercial foodservice equipment and food processing equipment industries.

The company has accounted for all business combinations using the acquisition method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the financial statements. The results of operations are reflected in the consolidated financial statements of the company from the date of acquisition.

PerfectFry

On July 13, 2010, the company completed its acquisition of substantially all of the assets and operations of PerfectFry Company LTD (“PerfectFry”), a leading manufacturer of ventless countertop frying units for the commercial foodservice industry for a purchase price of approximately $4.6 million, net of cash acquired.

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

The goodwill and $1.2 million of other intangibles associated with the trade name are subject to the non-amortization provisions of Accounting Standards Codification (“ASC”) 350 “Intangibles – Goodwill and Other.” Other intangibles also include $0.1 million allocated to developed technology and $0.3 million allocated to customer relationships which are to be amortized over a period of 5 years. Goodwill and other intangibles of PerfectFry are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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

Beech

On April 12, 2011, the company completed its acquisition of all of the capital stock of J.W. Beech Pty. Ltd., together with its subsidiary, Beech Ovens Pty. Ltd. (collectively “Beech”), a leading manufacturer of stone hearth ovens for the commercial foodservice industry for a purchase price of approximately $13.0 million, net of cash acquired. The purchase price is subject to adjustment based on a working capital provision with the purchase agreement. The company expects to finalize this in the first quarter of 2012.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	Apr 12, 2011	Adjustments	Apr 12, 2011

Cash	$525	$—	$525
Current assets	1,145	(299)	846
Property, plant and equipment	57	—	57
Goodwill	11,433	(192)	11,241
Other intangibles	2,317	(294)	2,023
Current liabilities	(1,100)	(41)	(1,141)
Other non-current liabilities	(893)	826	(67)

Net assets acquired and liabilities assumed	$13,484	$—	$13,484

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

Lincat Group

On May 27, 2011, the company completed its acquisition of Lincat Group PLC (“Lincat”), a leading manufacturer of ranges, ovens, and counterline equipment for the commercial foodservice industry for a purchase price of approximately $82.1 million, net of cash acquired.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	May 27, 2011	Adjustments	May 27, 2011

Cash	$12,392	$—	$12,392
Current assets	16,992	—	16,992
Property, plant and equipment	14,368	—	14,368
Goodwill	45,765	(7,802)	37,963
Other intangibles	31,343	1,976	33,319
Current liabilities	(10,924)	(6)	(10,930)
Long-term deferred tax liability	(13,803)	5,832	(7,971)
Other non-current liabilities	(1,611)	—	(1,611)

Net assets acquired and liabilities assumed	$94,522	$—	$94,522

The goodwill and $15.2 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $17.6 million allocated to customer relationships and $0.5 million allocated to backlog, which are to be amortized over periods of 5 years and 3 months, respectively. Goodwill and other intangibles of Lincat are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

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

Danfotech

On July 5, 2011, the company completed its acquisition of all of the capital stock of Danfotech Inc. (“Danfotech”), a manufacturer of meat presses and defrosting equipment for the food processing industry for a purchase price of approximately $6.1 million, net of cash acquired. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreements. Pursuant to terms of the purchase agreement, in December 2011 the company purchased additional assets from the sellers of Danfotech for approximately $0.7 million. An additional contingent payment is also payable upon the achievement of certain sales targets. The purchase price is subject to adjustment based on a working capital provision within the purchase agreement. The company expects to finalize this in the first quarter of 2012.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	Jul 5, 2011	Adjustments	Jul 5, 2011

Cash	$165	$—	$165
Current assets	1,073	(366)	707
Property, plant and equipment	102	(55)	47
Goodwill	3,423	2,846	6,269
Other intangibles	1,864	(778)	1,086
Other assets	4	—	4
Current liabilities	(309)	(753)	(1,062)
Long-term deferred tax liability	(46)	(144)	(190)
Other non-current liabilities	—	(750)	(750)

Consideration paid at closing	$6,276	$—	$6,276

Additional assets acquired post closing	—	730	730
Contingent consideration	1,500	—	1,500

Net assets acquired and liabilities assumed	$7,776	$730	$8,506

The long term deferred tax liabilities amounted to $0.2 million. This net liability represents $0.1 million arising from the difference between the book and tax basis of tangible assets and $0.1 million related to the difference between the book and tax basis of identifiable intangible assets.

The goodwill and $0.6 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $0.4 million allocated to customer relationships, $0.1 million allocated to developed technology and less than $0.1 million allocated to backlog, which are to be amortized over periods of 4 years, 3 years and 3 months, respectively. Goodwill and other intangibles of Danfotech are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

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

Maurer

On July 22, 2011, the company completed its acquisition of substantially all of the assets of Maurer-Atmos GmbH (“Maurer”), a manufacturer of batch ovens and thermal processing systems for the food processing industry for a purchase price of approximately $3.3 million. In the fourth quarter of 2011, pursuant to terms of the purchase agreement, the purchase price was adjusted to reflect the final valuation of acquired inventories, resulting in a net reduction of approximately $0.6 million.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	Jul 22, 2011	Adjustments	Jul 22, 2011

Current assets	$1,673	$(668)	$1,005
Property, plant and equipment	628	—	628
Goodwill	870	122	992
Other intangibles	922	—	922
Current liabilities	(246)	(36)	(282)

Net assets acquired and liabilities assumed	$3,847	$(582)	$3,265

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

Auto-Bake

On August 1, 2011, the company completed its acquisition of all of the capital stock of Auto-Bake Proprietary Limited (“Auto-Bake”), a manufacturer of automated baking ovens for the food processing industry for a purchase price of approximately $22.5 million, net of cash acquired. During the fourth quarter of 2011, the company finalized the working capital provision provided for by the purchase agreement resulting in no additional adjustment to the purchase price.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	Aug 1, 2011	Adjustments	Aug 1, 2011

Cash	$110	$—	$110
Current assets	3,209	(28)	3,181
Property, plant and equipment	477	—	477
Goodwill	16,259	1,940	18,199
Other intangibles	6,784	(2,726)	4,058
Other assets	336	(11)	325
Current liabilities	(2,506)	8	(2,498)
Long-term deferred tax liability	(2,035)	817	(1,218)

Net assets acquired and liabilities assumed	$22,634	$—	$22,634

The goodwill and $2.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $1.9 million allocated to customer relationships and $0.2 million allocated to backlog, which are to be amortized over periods of 5 years and 3 months, respectively. Goodwill and other intangibles of Auto-Bake are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

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

Drake

On December 2, 2011, the company completed its acquisition of all of the capital stock of the F.R. Drake Company (“Drake”), a manufacturer of automated loading systems for the food processing industry for a purchase price of approximately $21.7 million, net of cash acquired. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreement.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

Dec 2, 2011

Cash	$427
Current assets	4,245
Deferred tax asset	390
Property, plant and equipment	1,773
Goodwill	15,237
Other intangibles	5,810
Other assets	9
Current liabilities	(3,334)
Long-term deferred tax liability	(2,395)

Net assets acquired and liabilities assumed	$22,162

The current deferred tax asset and long term deferred tax liability amounted to $0.4 million and $2.4 million, respectively. The current deferred tax asset represents $0.4 million of assets arising from the difference between the book and tax basis of tangible asset and liability accounts. The net long term deferred tax liability is comprised of $0.1 million arising from the difference between the book and tax basis of tangible assets and liability accounts and $2.3 million related to the difference between the book and tax basis of identifiable intangible assets.

The goodwill and $3.2 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $2.5 million allocated to customer relationships and $0.1 million allocated to backlog, which are to be amortized over periods of 5 years and 1 month, respectively. Goodwill and other intangibles of Drake are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

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

Armor Inox

On December 21, 2011, the company completed its acquisition of all of the capital stock of Armor Inox, S.A., together with its subsidiaries Armor Inox Production S.a.r.l and Armor Inox UK Ltd (collectively “Armor Inox”, a manufacturer of thermal processing systems for the food processing industry for a purchase price of approximately $28.7 million, net of cash acquired.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

Dec 21, 2011

Cash	$18,201
Current assets	14,612
Property, plant and equipment	941
Goodwill	23,789
Other intangibles	12,155
Other assets	25
Current liabilities	(18,440)
Long-term deferred tax liability	(3,975)
Other non-current liabilities	(450)

Net assets acquired and liabilities assumed	$46,858

The goodwill and $3.9 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $1.3 million allocated to customer relationships, $1.8 million allocated to developed technology and $5.2 million allocated to backlog, which are to be amortized over periods of 5 years, 6 years and 2 years, respectively. Goodwill and other intangibles of Armor Inox are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

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

Pro forma financial information

In accordance with ASC 805 “Business Combinations”, the following unaudited pro forma results of operations for the years ended December 31, 2011 and January 1, 2011, assumes the 2011 acquisitions of Beech, Lincat, Danfotech, Maurer, Auto-Bake, Drake and Armor Inox were completed on January 3, 2010.  The following pro forma results include adjustments to reflect additional interest expense to fund the acquisition, amortization of intangibles associated with the acquisition, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data:

	Dec 31, 2011	Jan 1, 2011

Net sales	$932,479	$862,351
Net earnings	101,718	87,120

Net earnings per share:
Basic	5.65	4.89
Diluted	5.49	4.70

The supplemental pro forma financial information presented above has been prepared for comparative purposes and is not necessarily indicative of either the results of operations that would have occurred had the acquisitions of these companies been effective on January 3, 2010 nor are they indicative of any future results.  Also, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate Beech, Lincat, Danfotech, Maurer, Auto-Bake, Drake and Armor Inox. The 2010 acquisitions of PerfectFry and Cozzini were not considered to be material, individually or in aggregate.

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

The company's fiscal year ends on the Saturday nearest December 31. Fiscal years 2011, 2010, and 2009 ended on December 31, 2011, January 1, 2011 and January 2, 2010, respectively, and each included 52 weeks.

(b)	Cash and Cash Equivalents

The company considers all short-term investments with original maturities of three months or less when acquired to be cash equivalents. The company’s policy is to invest its excess cash in interest-bearing deposits with major banks that are subject to minimal credit and market risk.

(c)	Accounts Receivable

Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $6.9 million and $8.0 million at December 31, 2011 and January 1, 2011, respectively. At December 31, 2011, all accounts receivable are expected to be collected within one year.

(d)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventories at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $18.6 million in 2011 and $17.5 million in 2010 and represented approximately 15% and 16% of the total inventory in each respective year. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at December 31, 2011 and January 1, 2011 are as follows:

	2011	2010
	(dollars in thousands)

Raw materials and parts	$69,576	$60,452
Work in process	15,204	12,292
Finished goods	39,261	33,432
	124,041	106,176
LIFO reserve	259	287
	$124,300	$106,463

(e)	Property, Plant and Equipment

Property, plant and equipment are carried at cost as follows:

	2011	2010
	(dollars in thousands)
Land	$8,189	$6,566
Building and improvements	46,104	37,796
Furniture and fixtures	11,680	8,037
Machinery and equipment	50,548	38,612
	116,521	91,011
Less accumulated depreciation	(54,014)	(47,355)
	$62,507	$43,656

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

Depreciation expense amounted to $6.9 million, $5.9 million and $6.3 million in fiscal 2011, 2010 and 2009, respectively.

Expenditures which significantly extend useful lives are capitalized. Maintenance and repairs are charged to expense as incurred. Asset impairments are recorded whenever events or changes in circumstances indicate that the recorded value of an asset is greater than the sum of its expected future undiscounted cash flows.

(f)	Goodwill and Other Intangibles

In accordance with ASC 350 “Goodwill-Intangibles and Other”, the company’s goodwill and other indefinite lived intangibles are reviewed for impairment annually at the end of the fiscal year and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of goodwill and other indefinite lived intangibles, the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors.   Estimates of future cash flows are judgments based on the company’s experience and knowledge of operations.  These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends.  If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges. Any such charge could have a material adverse effect on the company’s reported net earnings.

Goodwill is allocated to the business segments as follows (in thousands):

	Commercial	Food
	Foodservice	Processing	Total

Balance as of January 2, 2010	$326,980	$31,526	$358,506

Goodwill acquired during the year	3,555	7,962	11,517
Exchange effect	(34)	—	(34)

Balance as of January 1, 2011	$330,501	$39,488	$369,989

Goodwill acquired during the year	49,204	64,486	113,690
Measurement period adjustments to goodwill acquired in prior year	(1,272)	(5)	(1,277)
Exchange effect	(3,081)	(1,509)	(4,590)

Balance as of December 31, 2011	$375,352	$102,460	$477,812

The company has not recognized any goodwill impairments and therefore no accumulated impairment loss.

Intangible assets consist of the following (in thousands):

	December 31, 2011			January 1, 2011
	Estimated			Estimated
	Weighted Avg	Gross		Weighted Avg	Gross
	Remaining	Carrying	Accumulated	Remaining	Carrying	Accumulated
	Life	Amount	Amortization	Life	Amount	Amortization
Amortized intangible assets:
Customer lists	3.1	$67,904	$(28,435)	3.9	$43,662	$(19,597)
Backlog	2.0	9,733	(4,378)	—	3,568	(3,568)
Developed technology	1.7	18,106	(9,033)	3.7	15,821	(6,358)
		$95,743	$(41,846)		$63.051	$(29.523)
Indefinite-lived assets:
Trademarks and tradenames		$180,829			$155,726

The aggregate intangible amortization expense was $12.2 million, $10.6 million and $9.1 million in 2011, 2010 and 2009, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

2012	$17,465
2013	16,322
2014	10,887
2015	5,683
2016	2,876
Thereafter	664
$53,897

(g)	Accrued Expenses

Accrued expenses consist of the following at December 31, 2011 and January 1, 2011, respectively:

	2011	2010
	(dollars in thousands)

Accrued payroll and related expenses	$41,434	$32,625
Advanced customer deposits	33,246	13,357
Accrued customer rebates	23,136	18,086
Accrued warranty	13,842	14,468
Accrued product liability and workers compensation	10,771	9,711
Accrued agent commission	8,668	7,824
Accrued professional services	7,497	5,944
Other accrued expenses	31,798	23,795

	$170,392	$125,810

(h)	Litigation Matters

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

(i)	Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss) as reported in the consolidated balance sheets:

	2011	2010
	(dollars in thousands)

Unrecognized pension benefit costs, net of tax	$(7,615)	$(2,470)
Unrealized loss on interest rate swap, net of tax	(1,691)	(1,105)
Currency translation adjustments	(11,228)	(459)

	$(20,534)	$(4,034)

(j)	Fair Value Measures

ASC 820 “Fair Value Measurements and Disclosures” defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into the following levels:

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3 – Unobservable inputs based on our own assumptions

The company’s financial assets and liabilities that are measured at fair value are categorized using the fair value hierarchy at December 31, 2011 and January 1, 2011 are as follows (in thousands):

	Fair Value	Fair Value	Fair Value
	Level 1	Level 2	Level 3	Total

As of December 31, 2011

Financial Assets:
Pension Plans	$21,229	$1,297	—	$22,526

Financial Liabilities:
Interest rate swaps	—	$3,216	—	$3,216
Contingent consideration	—	—	$3,398	$3,398

As of January 1, 2011

Financial Assets:
Pension Plans	$11,241	$354	—	$11,595

Financial Liabilities:
Interest rate swaps	—	$2,186	—	$2,186
Contingent consideration	—	—	$5,579	$5,579

The contingent consideration as of December 31, 2011 relates to the earnout provisions recorded in conjunction with the acquisitions of Cooktek and Danfotech.

The contingent consideration as of January 1, 2011 relates to the earnout provisions recorded in conjunction with the acquisitions of Cooktek and Cozzini.

(k)	Foreign Currency

Foreign currency transactions are accounted for in accordance with ASC 830 “Foreign Currency Translation”. The income statements of the company’s foreign operations are translated at the monthly average rates. Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur. These transactions amounted to a gain of $0.2 million in fiscal 2011 and fiscal 2010 and a loss of $0.2 million in fiscal 2009 and are included in other expense on the statements of earnings.

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

At the Food Processing Equipment Group, the company enters into long-term sales contracts for certain products. Revenue under these long-term sales contracts is recognized using the percentage of completion method defined within ASC 605-35 “Construction-Type and Production-Type Contracts” due to the length of time to fully manufacture and assemble the equipment. The company measures revenue recognized based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. Because estimated labor hours to complete a project are based upon forecasts using the best available information, the actual hours may differ from original estimates. Under ASC 605, the company records the asset for revenue recognized but not yet billed on contracts accounted for under the percentage of completion method in Prepaid Expenses and Other on the consolidated balance sheet. For 2011 and 2010, the amount of this asset was $1.9 million and $5.1 million, respectively. The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the company's financial statements and most accurately measures the matching of revenues with expenses. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements.

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

A rollforward of the warranty reserve for the fiscal years 2011 and 2010 are as follows:

	2011	2010
	(dollars in thousands)

Beginning balance	$14,468	$14,265
Warranty reserve related to acquisitions	939	537
Warranty expense	21,019	22,789
Warranty claims	(22,584)	(23,123)
Ending balance	$13,842	$14,468

(o)	Research and Development Costs

Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $10.4 million, $7.7 million, and $7.1 million in fiscal 2011, 2010 and 2009, respectively.

(p)	Non-Cash Share-Based Compensation

The company estimates the fair value of restricted share grants and stock options at the time of grant and recognizes compensation costs over the vesting period of the awards and options. Non-cash share-based compensation expense of $18.1 million, $14.7 million and $10.8 million was recognized for fiscal 2011, 2010 and 2009, respectively. This included less than $0.1 million for fiscal 2009 associated with stock options and $18.1 million, $14.7 million and $10.8 million for fiscal 2011, 2010 and 2009, respectively, associated with restricted share grants. The company recorded a related tax benefit of $7.1 million, $5.8 million and $4.2 million in fiscal 2011, 2010 and 2009, respectively. The company issued restricted share grants with a fair value of $34.7 million in fiscal year 2011 and $16.1 million in fiscal 2009. There were no restricted share grants issued in fiscal 2010.

As of December 31, 2011, there was $25.4 million of total unrecognized compensation cost related to nonvested restricted share grant compensation arrangements, which will be recognized over a weighted average life of 1.5 years.

The fair value of restricted share grant awards for which vesting is subject to market conditions have been estimated using binomial option-pricing models, based on the average market price at the grant date and the weighted average assumptions specific to share grant awards. Share grant awards not subject to market conditions for vesting are valued at the closing share price of the company’s stock as of the date of the grant. The company issued 386,000 and 335,614 restricted share grant awards in 2011 and 2009, respectively. There were no restricted share grant awards in 2010. Share grant awards issued in 2011 and 2009 are performance based and were not subject to market conditions. The fair value of $89.98 and $47.78 per share for the awards for 2011 and 2009, respectively, represent the closing share price of the company’s stock as of the date of grant.

(q)	Earnings Per Share

“Basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding and other dilutive securities.

The company’s potentially dilutive securities consist of shares issuable on exercise of outstanding options and vesting of restricted stock grants computed using the treasury method and amounted to 536,000, 536,000, and 970,000 for fiscal 2011, 2010 and 2009, respectively. There were no anti-dilutive equity awards excluded from common stock equivalents for 2011, 2010 or 2009.

(r)	Consolidated Statements of Cash Flows

Cash paid for interest was $7.8 million, $7.6 million and $10.6 million in fiscal 2011, 2010 and 2009, respectively. Cash payments totaling $32.3 million, $34.3 million, and $34.6 million were made for income taxes during fiscal 2011, 2010 and 2009, respectively.

Net borrowings under the company’s senior revolving credit facility in fiscal 2011 consisted of $290.0 million of borrowings offset by $187.8 million of repayments.

(s)	New Accounting Pronouncements

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which eliminates the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity. Instead, entities will have the option to present the components of net income, the components of other comprehensive income and total comprehensive income in a single continuous statement or in two separate but consecutive statements. The guidance does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and will be applied retrospectively. The adoption of this guidance will require a change in the presentation of comprehensive income and its components which are currently reported within the Consolidated Statement of Changes in Stockholders’ Equity. As this guidance only revises the presentation of comprehensive income, the adoption of this guidance is not expected to affect the company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350),” This ASU will allow an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The ASU also amends previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the ASU provides additional examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The company did not early adopt this ASU and is evaluating whether it will elect to apply this option for qualitative evaluation in future goodwill impairment tests.

(4)	FINANCING ARRANGEMENTS

The following is a summary of long-term debt at December 31, 2011 and January 1, 2011:

	2011	2010
	(dollars in thousands)

Senior secured revolving credit line	$309,400	$207,250
Foreign loans	7,935	6,767
Total debt	$317,335	$214,017

Less current maturities of long-term debt	315,831	5,097

Long-term debt	$1,504	$208,920

During the second quarter of 2011, the company exercised a provision under its current credit facility that allowed the company to increase the amount of availability under the revolving credit line by approximately $102.0 million. Terms of the company’s senior credit agreement provide for $600.0 million of availability under a revolving credit line which matures on December 28, 2012. As of December 31, 2011, the company had $309.4 million of borrowings outstanding under this facility. The company also has $10.0 million in outstanding letters of credit, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $272.7 million at December 31, 2011.

At December 31, 2011, borrowings under the senior secured credit facility were assessed at an interest rate at 1.00% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At December 31, 2011, the average interest rate on the senior debt amounted to 1.56%. The interest rates on borrowings under the senior bank facility may be adjusted quarterly based on the company’s defined indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.20% as of December 31, 2011.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On December 31, 2011, these facilities amounted to $3.3 million in U.S. dollars, including $1.7 million outstanding under a revolving credit facility and $1.6 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 3.05% on December 31, 2011. The term loan matures in 2013 and the interest rate is assessed at 4.55%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l. in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On December 31, 2011, these facilities amounted to $4.1 million in U.S. dollars.   The interest rate on the credit facilities is tied to six-month Euro LIBOR. The facilities mature in April of 2015. At December 31, 2011, the average interest rate on these facilities was approximately 4.11%.

In December 2011, the company completed its acquisition of Armor Inox in France. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On December 31, 2011, these facilities amounted to $0.5 million in U.S. dollars.   The interest rate on the credit facilities is tied to six-month Euro LIBOR. The facilities mature in April of 2015. At December 31, 2011, the average interest rate on these facilities was approximately 3.15%.

The company’s debt is reflected on the balance sheet at cost. Based on current market conditions, the company believes its interest rate margins under its senior secured revolving credit line are below the rate available in the market, which causes the fair value of debt to fall below the carrying value. The company believes the current interest rate margin is approximately 0.5% below current market rates. However, as the interest rate margin is based upon numerous factors, including but not limited to the credit rating of the borrower, the duration of the loan, the structure and restrictions under the debt agreement, current lending policies of the counterparty, and the company’s relationships with its lenders, there is no readily available market data to ascertain the current market rate for an equivalent debt instrument. As a result, the current interest rate margin is based upon the company’s best estimate.

The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations. The upfront cash payment is the amount that a market participant would be able to lend at December 31, 2011 to achieve sufficient cash inflows to cover the cash outflows under the company’s senior revolving credit facility assuming the facility was outstanding in its entirety until maturity. Since the company maintains the majority of its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s senior revolving credit facility in December 2012. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods. The carrying value and estimated aggregate fair value, based primarily on market prices, of debt is as follows (dollars in thousands):

	December 31, 2011		January 1, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$317,335	$315,749	$214,017	$209,808

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of December 31, 2011, the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

$20,000,000	1.800%	11/23/09	11/23/12
20,000,000	1.560%	03/11/10	12/11/12
10,000,000	1.120%	03/11/10	03/11/12
15,000,000	0.950%	08/06/10	12/06/12
25,000,000	1.610%	02/23/11	02/24/14
25,000,000	2.520%	02/23/11	02/23/16
25,000,000	0.975%	07/18/11	07/18/14
15,000,000	1.185%	09/12/11	09/12/16
15,000,000	0.620%	09/12/11	09/11/14

The senior revolving facility matures on December 28, 2012, and accordingly has been classified as a current liability on the consolidated balance sheet. The company anticipates it will enter into a new and similarly structured senior revolving credit facility during first half of 2012 and is in discussions with its current lenders in this regard. The company does not foresee any difficulty in renewing the facility given the financial position and performance of the company and its long standing relationships with its lending partners.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, a maximum ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 3.5 and a minimum EBITDA to fixed charges ratio of 1.25. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company. At December 31, 2011, the company was in compliance with all covenants pursuant to its borrowing agreements.

The aggregate amount of debt payable during each of the next five years is as follows:

(in thousands)
2012	$315,831
2013	115
2014	119
2015	125
2016 and thereafter	1,145

$317,335

(5)	COMMON AND PREFERRED STOCK

(a)	Shares Authorized and Issued

At December 31, 2011 and January 1, 2011 the company had 47,500,000, shares of common stock and 2,000,000 shares of non-voting preferred stock authorized. At December 31, 2011 and January 1, 2011, there were 18,655,910 and 18,458,011, respectively, shares of common stock outstanding.

(b)	Treasury Stock

In July 1998, the company's Board of Directors adopted a stock repurchase program and during 1998 authorized the purchase of up to 1,800,000 common shares in open market purchases. As of December 31, 2011, 1,540,183 shares had been purchased under the 1998 stock repurchase program and 259,817 remain authorized for repurchase.

At December 31, 2011, the company had a total of 4,437,428 shares in treasury amounting to $126.7 million.

(c)	Share-Based Awards

The company maintains several stock incentive plans under which the company's Board of Directors issues stock options and makes restricted share grants to key employees. Stock options issued under the plans provide key employees with rights to purchase shares of common stock at specified exercise prices. Options may be exercised upon certain vesting requirements being met, but expire to the extent unexercised within a maximum of ten years from the date of grant. Restricted share grants issued to employees are transferable upon certain vesting requirements being met.

•	1998 Stock Incentive Plan (the "1998 Plan"), as amended on December 15, 2003. Effective February 15, 2008 and in accordance with plan parameters, the company is no longer permitted to make grants under the 1998 Plan. Accordingly, no shares are available for issuance under the 1998 Plan.

As of December 31, 2011, a total of 3,363,506 share-based awards have been issued under the 1998 Plan.  This includes 928,186 restricted share grants, of which 132,072 remain unvested and 123,514 have been cancelled. This also includes 2,435,320 stock options, of which 1,733,650 have been exercised and 706,670 remain outstanding.

•	2007 Stock Incentive Plan (the "2007 Plan"), as amended on May 7, 2009. Effective August 11, 2011 and in accordance with plan parameters, the company is no longer permitted to make grants under the 2007 Plan. Accordingly, no additional shares are available for issuance under the 2007 Plan.

As of December 31, 2011, a total of 894,518 share-based awards have been issued under the 2007 Plan. This includes 890,889 restricted share grants, of which 555,288 remain outstanding and unvested.  This also includes 3,629 stock options, of which 708 have been exercised and 2,597 remain outstanding.

•	2011 Stock Incentive Plan (the "2011 Plan"). A maximum amount of 550,000 shares can be issued under the 2011 Plan.

As of December 31, 2011, no share-based awards have been issued under the 2011 Plan.

A summary of stock option activity under the 1998 Plan is presented below (amounts in thousands, except share and per share data):

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value

Outstanding at January 1, 2011:	724,888	$9.49	2.36	$54,312

Granted	—	—
Exercised	(18,218)	12.95
Forfeited	—	—

Outstanding at December 31, 2011:	706,670	$9.41	1.36	$59,809

Exercisable at December 31, 2011:	706,670	$9.41	1.36	$59,809

Vested or expected to vest At December 31, 2011	706,670	$9.41	1.36	$59,809

A summary of stock option activity under the 2007 Plan is presented below (amounts in thousands, except share and per share data):

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value

Outstanding at January 1, 2011:	2,921	$15.76	1.11	$200

Granted	—	—
Exercised	—		—
Forfeited	(324)	25.39

Outstanding at December 31, 2011:	2,597	$14.56	0.78	$206

Exercisable at December 31, 2011:	2,597	$14.56	0.78	$206

Vested or expected to vest At December 31, 2011	2,597	$14.56	0.78	$206

A summary of the company’s nonvested restricted share grant activity under the 1998 and 2007 Plans and related information for fiscal years ended January 1, 2011 and December 31, 2011 is as follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Nonvested shares at January 2, 2010	679,243	$53.61

Granted	-	$-
Vested	(47,250)	$44.62
Forfeited	-	$-

Nonvested shares at January 1, 2011	631,993	$48.47

Granted	386,000	$89.98
Vested	(327,933)	$83.61
Forfeited	(2,700)	$54.81

Nonvested shares at December 31, 2011	687,360	$65.78

The company issues share-based awards from shares that have been authorized as new share issuances. The company does not anticipate it will be required to repurchase any additional shares of common stock in 2012 to satisfy obligations under its share-based award programs.

Additional information related to the share based compensation is as follows:

	2011	2010	2009
	(dollars in thousands)

Intrinsic value of options exercised	$1,477	$2,280	$1,091
Cash received from exercise	236	666	391
Tax benefit from option exercises	74	450	335

(6)	INCOME TAXES

Earnings before taxes is summarized as follows:

	2011	2010	2009
	(dollars in thousands)
Domestic	$125,730	$104,421	$96,788
Foreign	14,719	9,815	2,938
Total	$140,449	$114,236	$99,726

The provision for income taxes is summarized as follows:

	2011	2010	2009
	(dollars in thousands)

Federal	$33,778	$31,309	$31,359
State and local	7,169	7,052	6,100
Foreign	4,028	3,008	1,111
Total	$44,975	$41,369	$38,570

Current	$39,554	$39,949	$27,447
Deferred	5,421	1,420	11,123
Total	$44,975	$41,369	$38,570

Reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate are as follows:

	2011	2010	2009
U.S. federal statutory tax rate	35.0%	35.0%	35.0%

State taxes, net of federal benefit	3.0	4.1	4.0
Tax relief for U.S. manufacturers	(2.1)	(1.9)	(0.6)
Permanent book vs. tax differences	(1.1)	(1.3)	(1.7)
U.S. taxes on foreign earnings and foreign tax rate differentials	(1.5)	(0.3)	(0.7)
Reserve adjustments and other	(1.3)	0.6	2.7
Consolidated effective tax	32.0%	36.2%	38.7%

At December 31, 2011 and January 1, 2011, the company had recorded the following deferred tax assets and liabilities, which were comprised of the following:

	2011	2010
	(dollars in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$20,430	$28,079
Compensation related	18,654	12,474
Accrued retirement benefits	8,780	5,228
Inventory reserves	4,611	4,429
Product liability and workers compensation reserves	5,052	4,295
Warranty reserves	4,490	4,175
Receivable related reserves	2,350	2,509
UNICAP	2,138	1,984
Accrued plant closure	—	868
State net operating loss carryforwards	580	740
Interest rate swap	1,114	676
Other	10,802	8,805
Gross deferred tax assets	79,001	74,262
Valuation allowance	—	—
Deferred tax assets	$79,001	$74,262

Deferred tax liabilities:
Intangible assets	$(69,998)	$(55,901)
Foreign tax earnings repatriation	(1,546)	(2,266)
LIFO reserves	(161)	(583)
Depreciation	(2,547)	(497)
Other	(3,504)	(1,353)

Deferred tax liabilities	$(77,756)	$(60,600)

Net deferred tax assets (liabilities)	$1,245	$13,662

Current deferred asset (liability)	$39,090	$25,520
Long-term deferred asset (liability)	(37,845)	(11,858)
Net deferred tax assets (liabilities)	$1,245	$13,662

The company does not provide for deferred taxes and foreign withholding taxes on the remaining undistributed earnings of certain international subsidiaries of approximately $27.2 million and $10.0 million as of December 31, 2011 and January 1, 2011, respectively, as these earnings are considered permanently invested. Upon repatriation of these earnings to the U.S. in the form of dividends or otherwise, the company may be subject to U.S. income taxes and foreign withholding taxes. The actual U.S. tax cost would depend on income tax laws and circumstances at the time of distribution. Determination of the related tax liability is not practicable because of the complexities associated with the hypothetical calculation.

As of December 31, 2011, the company has federal and state income tax net operating loss carryforwards of approximately $59.0 million which are subject to annual utilization limitations pursuant to Internal Revenue Code Section 382. If not utilized, the federal and state net operating loss carryforwards will expire at various dates beginning 2019 through 2028.

Although the company believes its tax returns are correct, the final determination of tax examinations may be different than what was reported on the tax returns. In the opinion of management, adequate tax provisions have been made for the years subject to examination. The company is currently under examination by the Internal Revenue Service for the fiscal years ended January 3, 2009, January 2, 2010 and January 1, 2011. The completion dates of these examinations have not been determined as of December 31, 2011.

As of December 31, 2011, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $15.6 million (of which $14.1 million would impact the effective tax rate if recognized) plus approximately $1.9 million of accrued interest and $2.0 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Interest recognized in fiscal years 2011, 2010 and 2009 was $(0.3) million, $0.1 million and $0.7 million, respectively. Penalties recognized in fiscal years 2011, 2010 and 2009 was $(0.5) million, $0.2 million and $0.5 million, respectively.

The following table summarizes the activity related to the unrecognized tax benefits for the fiscal years ended January 2, 2010, January 1, 2011 and December 31, 2011 (dollars in thousands):

Balance at January 3, 2009	$10,372

Increases to current year tax positions	3,316
Increase to prior year tax positions	7,474
Decrease to prior year tax positions	(911)

Balance at January 2, 2010	$20,251

Increases to current year tax positions	3,524
Increase to prior year tax positions	1,700
Decrease to prior year tax positions	(7,689)

Balance at January 1, 2011	$17,786

Increases to current year tax positions	2,113
Increase to prior year tax positions	334
Decrease to prior year tax positions	(2,393)
Settlements	(1,494)
Lapse of statute of limitations	(755)

Balance at December 31, 2011	$15,591

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

It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that approximately $3.7 million of its currently remaining unrecognized tax benefits may be recognized by the end of 2012 as a result of settlements with taxing authorities or lapses of statutes of limitations.

A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States – federal	2008 – 2011
United States – states	2004 – 2011
Austrailia	2011
Brazil	2010 - 2011
Canada	2009 – 2011
China	2003 – 2011
Denmark	2007 – 2011
France	2011
Germany	2011
Italy	2009 – 2011
Mexico	2006 – 2011
Philippines	2007 – 2011
South Korea	2006 – 2011
Spain	2008 – 2011
Taiwan	2008 – 2011
United Kingdom	2008 – 2011

(7)	FINANCIAL INSTRUMENTS

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

The company periodically enters into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. The fair value of these forward contracts was $0.5 million at the end of the year.

(b)	Interest Rate

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of December 31, 2011, the fair value of these instruments was a loss of $3.2 million. The change in fair value of these swap agreements in 2011 was a liability of $0.6 million, net of taxes.

A summary of the company’s interest rate swaps is as follows:

		Twelve Months Ended
	Location	Dec 31, 2011	Jan 1, 2011
		(dollars in thousands)

Fair value	Other liabilities	$(3,216)	$(2,186)

Amount of gain/(loss) recognized in other comprehensive income	Other comprehensive income	$(4,045)	$(2,504)

Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(3,019)	$(3,277)

Gain/(loss) recognized in income (ineffective portion)	Other expense	$(4)	$7

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

The company leases warehouse space, office facilities and equipment under operating leases, which expire in fiscal 2012 and thereafter. Future payment obligations under these leases are as follows:

		Idle
	Operating	Facility	Total Lease
	Leases	Leases	Commitments
	(dollars in thousands)
2012	$7,286	$174	$7,460
2013	4,392	—	4,392
2014	3,814	—	3,814
2015	2,775	—	2,775
2016	1,260	—	1,260
2017 and thereafter	1,685	—	1,685

	$21,212	$174	$21,386

Rental expense pertaining to the operating leases was $6.6 million, $5.6 million, and $5.6 million in fiscal 2011, 2010 and 2009 respectively.

The idle lease obligations relate to a manufacturing facility in Verdi, Nevada that was exited in 2009 in conjunction with manufacturing consolidation efforts.  Obligations under this lease extend through June 2012.  The company has established reserves of $0.2 million representing the remaining obligations under this lease.  Management believes the remaining reserve balance is adequate to cover costs associated with the lease obligation.

(9)	SEGMENT INFORMATION

The company operates in two reportable operating segments defined by management reporting structure and operating activities.

The Commercial Foodservice Equipment Group manufactures, sells, and distributes cooking equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in California, Illinois, Michigan, New Hampshire, North Carolina, Tennessee, Texas, Vermont, Australia, China, Denmark, Italy, the Philippines and the United Kingdom. Principal product lines of this group include conveyor ovens, ranges, steamers, convection ovens, combi-ovens, broilers and steam cooking equipment, induction cooking systems, baking and proofing ovens, charbroilers, catering equipment, fryers, toasters, hot food servers, foodwarming equipment, griddles, coffee and beverage dispensing equipment and kitchen processing and ventilation equipment. These products are sold and marketed under the brand names: Anets, Beech, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, CTX, Carter-Hoffmann, CookTek, Doyon, Frifri, Giga, Holman, Houno, IMC, Jade, Lang, Lincat, MagiKitch’n, Middleby Marshall, MPC, Nu-Vu, PerfectFry, Pitco, Southbend, Star, Toastmaster, TurboChef and Wells.

The Food Processing Equipment Group manufactures preparation, cooking, packaging and food safety equipment for the food processing industry. This business segment has manufacturing operations in Illinois, Iowa, Virginia, Wisconsin, Australia, France, Germany and Mexico. Principal product lines of this group include batch ovens, belt ovens, continuous processing ovens, automated thermal processing systems, automated loading and unloading systems, meat presses, breading, battering, mixing, forming, grinding and slicing equipment, food suspension, reduction and emulsion systems, defrosting equipment, packaging and food safety equipment. These products are sold and marketed under the brand names: Alkar, Armor Inox, Auto-Bake, Danfotech, Drake, Maurer-Atmos, MP Equipment and RapidPak.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker evaluates individual segment performance based on operating income. Management believes that intersegment sales are made at established arms length transfer prices.

The following table summarizes the results of operations for the company’s business segments1 (dollars in thousands):

	Commercial	Food	Corporate
	Foodservice	Processing	and Other(2)	Total
2011
Net sales	$723,274	$132,633	$—	$855,907
Operating income	181,963	19,997	(53,250)	148,710
Depreciation and amortization expense	15,839	3,053	816	19,708
Net capital expenditures	6,896	447	497	7,840
Total assets	752,876	238,724	154,912	1,146,512
Long-lived assets	519,517	146,281	113,331	779,129

2010
Net sales	$611,596	$107,525	$—	$719,121
Operating income	148,443	20,580	(46,235)	122,788
Depreciation and amortization expense	13,331	3,130	553	17,014
Net capital expenditures	2,810	136	213	3,159
Total assets	712,738	103,829	56,605	873,172
Long-lived assets	521,915	57,950	29,648	609,513

2009
Net sales	$580,704	$65,925	$—	$646,629
Operating income	130,557	12,193	(31,309)	111,441
Depreciation and amortization expense	14,135	1,350	403	15,888
Net capital expenditures	5,249	20	461	5,730
Total assets	694,026	69,137	53,183	816,346
Long-lived assets	527,250	43,518	28,552	599,320

(1)	Non-operating expenses are not allocated to the reportable segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)	Includes corporate and other general company assets and operations.

Long-lived assets by major geographic region are as follows:

	2011	2010	2009
	(dollars in thousands)

United States and Canada	$605,146	$585,614	$571,688

Asia	35,311	1,805	1,878
Europe and Middle East	137,642	21,143	25,546
Latin America	1,030	951	208
Total international	173,983	23,899	27,632

	$779,129	$609,513	$599,320

Net sales by each major geographic region are as follows:

	2011	2010	2009
	(dollars in thousands)

United States and Canada	$613,081	$575,527	$530,644

Asia	61,078	42,786	28,936
Europe and Middle East	137,335	79,859	69,773
Latin America	44,413	20,949	17,276
Total international	242,826	143,594	115,985

	$855,907	$719,121	$646,629

(10)	EMPLOYEE RETIREMENT PLANS

(a)	Pension Plans

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

The company maintains a defined benefit plan for its employees at the Wrexham, the United Kingdom facility, which was acquired as part of the Lincat acquisition. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 30, 2010 prior to Middleby’s acquisition of the company. No further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 30, 2010 upon reaching retirement age.

The company also maintains a retirement benefit agreement with its Chairman. The retirement benefits are based upon a percentage of the Chairman’s final base salary. Additionally, the company maintains a retirement plan for non-employee directors participating on the Board of Directors prior to 2004 (together with the Chairman’s agreement the “Director Plans”). In November 2010, the Board of Directors approved a revision to the directors’ compensation program that resulted in the plan being frozen and benefits being distributed to vested plan participants. Benefit distributions were made in December 2010 and in January 2011 subsequent to the fiscal year end. As of December 31, 2011, there are no longer any participants in the retirement plan for non-employee directors. This plan is not available to any new non-employee directors.

A summary of the plans’ net periodic pension cost, benefit obligations, funded status, and net balance sheet position is as follows (dollars in thousands):

	2011	2011	2011	2011	2010	2010	2010
	Elgin	Smithville	Wrexham	Director	Elgin	Smithville	Director
	Plan	Plan	Plan	Plans	Plan	Plan	Plans
Net Periodic Pension Cost:
Service cost	$—	$—	$—	$1,123	$—	$—	$1,091
Interest cost	226	669	415	472	231	635	435
Expected return on assets	(178)	(571)	(480)	—	(167)	(523)	—
Amortization of net loss	125	203	—	507	114	119	—
Pension settlement	—	—	—	13	—	—	172
	$173	$301	$(65)	$2,115	$178	$231	$1,698

Change in Benefit Obligation:
Benefit obligation – beginning of year	$4,142	$11,958	$—	$7,028	$4,095	$10,821	$6,153
Benefit obligations – acquisitions	—	—	13,328	—	—	—	—
Service cost	—	—	—	1,123	—	—	1,091
Interest on benefit obligations	226	669	415	472	231	635	435
Actuarial losses	695	2,978	192	3,043	85	843	—
Pension settlement	—	—	—	12	—	—	172
Net benefit payments	(262)	(401)	(246)	(300)	(269)	(341)	(823)
Benefit obligation – end of year	$4,801	$15,204	$13,689	$11,378	$4,142	$11,958	$7,028

Change in Plan Assets:
Plan assets at fair value – beginning of year	$3,342	$8,253	$—	$—	$3,189	$7,526	$—
Plan assets at fair value – acquisitions	—	—	11,798	—	—	—	—
Company contributions	156	225	465	300	118	250	823
Investment (loss) gain	(49)	(257)	(499)	—	304	818	—
Benefit payments and plan expenses	(261)	(401)	(246)	(300)	(269)	(341)	(823)
Plan assets at fair value – end of year	$3,188	$7,820	$11,518	$—	$3,342	$8,253	$—

Funded Status:
Unfunded benefit obligation	$(1,614)	$(7,384)	$(2,170)	$(11,378)	$(799)	$(3,704)	$(7,028)

Amounts recognized in balance sheet at year end:
Other noncurrent liabilities	$(1,614)	$(7,384)	$(2,170)	$(11,378)	$(799)	$(3,704)	$(7,028)
Pre-tax components in accumulated other comprehensive income:
Net actuarial loss	$2,102	$6,291	$1,409	$2,536	$1,304	$2,689	$—
Net prior service cost	—	—	—	—	—	—	—
Net transaction (asset) obligations	—	—	—	—	—	—	—
Total amount recognized	$2,102	$6,291	$1,409	$2,536	$1,304	$2,689	$—

Accumulated Benefit Obligation	$4,801	$15,204	$13,689	$3,999	$4,142	$11,958	$4,371

Salary growth rate	n/a	n/a	n/a	10.0%	n/a	n/a	10.0%
Assumed discount rate	4.3%	4.3%	4.7%	4.3%	5.5%	5.5%	6.0%
Expected return on assets	5.5%	7.0%	6.6%	n/a	5.5%	7.0%	n/a

The company has engaged non-affiliated third party professional investment advisors to assist the company to develop its investment policy and establish asset allocations. The company's overall investment objective is to provide a return, that along with company contributions, is expected to meet future benefit payments. Investment policy is established in consideration of anticipated future timing of benefit payments under the plans. The anticipated duration of the investment and the potential for investment losses during that period are carefully weighed against the potential for appreciation when making investment decisions. The company routinely monitors the performance of investments made under the plans and reviews investment policy in consideration of changes made to the plans or expected changes in the timing of future benefit payments.

The assets of the plans were invested in the following classes of securities (none of which were securities of the company):

Elgin Plan

	Target Allocation	Percentage of Plan Assets
		2011	2010

Equity	48%	49%	48%
Fixed income	40%	37	32
Money market	4%	5	12
Other (real estate & commodities)	8%	9	8
	100%	100%	100%

Smithville Plan

	Target Allocation	Percentage of Plan Assets
		2011	2010

Equity	48%	51%	56%
Fixed income	40%	37	36
Money market	4%	4	-
Other (real estate & commodities)	8%	8	8
	100%	100%	100%

Wrexham Plan

	Target Allocation	Percentage of Plan Assets
		2011

Equity	50%	66%
Fixed income	50%	27
Money market	—%	7
	100%	100%

In accordance with ASC 820 “Fair Value Measurements and Disclosures”, the company has measured its defined benefit pension plans at fair value. The following tables summarize the basis used to measure the pension plans’ assets at fair value as of December 31, 2011 (in thousands):

Elgin Plan

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Short Term Investment Fund (a)	$169	$—	$169	$—

Equity Securities:
Large Cap	768	768	—	—
Mid Cap	86	86	—	—
Small Cap	121	121	—	—
International	607	607	—	—

Fixed Income:
Government/Corporate	989	989	—	—
High Yield	183	183	—	—

Alternative:
Global Real Estate	88	88	—	—
Commodities	177	177	—	—

Total	$3,188	$3,019	$169	$—

(a)	Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

Smithville Plan

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Short Term Investment Fund (a)	$328	$—	$328	$—

Equity Securities:
Large Cap	1,895	1,895	—	—
Mid Cap	209	209	—	—
Small Cap	328	328	—	—
International	1,535	1,535	—	—

Fixed Income:			—	—
Government/Corporate	2,435	2,435
High Yield	449	449

Alternative:
Global Real Estate	225	225	—	—
Commodities	416	416	—	—

Total	$7,820	$7,492	$328	$—

(a)	Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

Wrexham Plan

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Short Term Investment Fund (a)	$800	$—	$800	$—

Equity Securities:
UK	3,599	3,599	—	—
International
Developed	2,008	2,008	—	—
Emerging	341	341	—	—
Global	1,604	1,604	—	—
Fixed Income:			—	—
Government/Corporate	1,802	1,802	—	—
Aggregate	354	354	—	—
Index Linked	1,010	1,010	—	—

Total	$11,518	$10,718	$800	$—

(a)	Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

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

Estimated future benefit payments under the plans are as follows (dollars in thousands):

	Elgin Plan	Smithville Plan	Wrexham Plan	Director Plans
2012	$304	$409	$465	$—
2013	309	461	480	—
2014	302	496	496	—
2015	297	516	511	—
2016 through 2021	1,788	3,945	3,392	6,865

Contributions to the directors plans are based upon actual retirement benefits for directors as they retire. Contributions under the Smithville and Elgin plans are funded in accordance with provisions of The Employee Retirement Income Security Act of 1974. Expected contributions to the Elgin, Smithville and Wrexham plans to be made in 2012 are $0.1 million, $0.3 million and $0.5 million, respectively.

(b)	401K Savings Plans

As of December 31, 2011, the company maintained two separate defined contribution 401K savings plans covering all employees in the United States. These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States.

In conjunction with the freeze on future benefits under the defined benefit plan for union employees at the Elgin, Illinois facility, the company established a 401K savings plan for this group of employees. The company makes contributions to this plan in accordance with its agreement with the union. These contributions amounted to less than $0.1 million for each of the years presented. There were no other profit sharing contributions to the 401K savings plans for 2011, 2010 and 2009.

(11)      QUARTERLY DATA (UNAUDITED)

	1st	2nd	3rd	4th	Total Year
	(dollars in thousands, except per share data)

2011
Net sales	$182,572	$210,855	$218,720	$243,760	$855,907
Gross profit	71,830	85,337	87,318	99,652	344,137
Income from operations	31,364	35,248	37,186	44,912	148,710
Net earnings	$17,825	$19,628	$23,461	$34,559	$95,473

Basic earnings per share (1)	$1.00	$1.09	$1.30	$1.92	$5.30
Diluted earnings per share (1)	$0.97	$1.06	$1.26	$1.87	$5.15

2010
Net sales	$160,683	$173,412	$177,793	$207,233	$719,121
Gross profit	63,473	69,424	70,687	83,093	286,677
Income from operations	26,435	29,729	32,011	34,613	122,788
Net earnings	$13,762	$17,509	$20,602	$20,994	$72,867

Basic earnings per share (1)	$0.78	$0.98	$1.16	$1.18	$4.09
Diluted earnings per share (1)	$0.74	$0.96	$1.13	$1.13	$3.97

(1)	Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FISCAL YEARS ENDED DECEMBER 31, 2011, JANUARY 1, 2011

AND JANUARY 2, 2010

		Additions/
	Balance	(Recoveries)	Write-Offs		Balance
	Beginning	Charged	During the		At End
	Of Period	to Expense	the Period	Acquisition	Of Period

Allowance for
doubtful accounts; deducted from
accounts receivable on the
balance sheets-

2011	$7,975,000	$83,000	$(1,180,000)	$—	$6,878,000

2010	$6,596,000	$1,599,000	$(512,000)	$292,000	$7,975,000

2009	$6,598,000	$(556,000)	$(562,000)	$1,116,000	$6,596,000

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

As of December 31, 2011, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, there have been no changes in the company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d -15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment of the internal control structure excluded J.W. Beech Pty. Ltd. (acquired April 12, 2011), Lincat Group PLC (acquired May 27, 2011), Danfotech, Inc. (acquired July 5, 2011), Maurer-Atmos GmbH (acquired July 22, 2011), Auto-Bake Pty Ltd. (acquired August 1, 2011), F.R. Drake Company (acquired December 2, 2011), and Armor Inox S.A. (acquired December 21, 2011). These acquisitions constitute 38.2% and 21.7% of net and total assets, respectively, 6.0% of net sales and 2.4% of net income of the consolidated financial statements of the Company as of and for the year ended December 31, 2011. These acquisitions are included in the consolidated financial statements of the company as of and for the year ended December 31, 2011. Under guidelines established by the Securities Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Deloitte & Touche LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company included in this report, has issued an attestation report on the effectiveness of the company's internal contorol over financial reporting as of December 31, 2011.

The Middleby Corporation

March 15, 2012

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial statements.

The financial statements listed on Page 48 are filed as part of this Form 10-K.

3.	Exhibits.

2.1	Stock Purchase Agreement, dated August 30, 2001, between The Middleby Corporation and Maytag Corporation, incorporated by reference to the company's Form 10-Q Exhibit 2.1, for the fiscal period ended September 29, 2001, filed on November 13, 2001.

2.2	Amendment No. 1 to Stock Purchase Agreement, dated December 21, 2001, between The Middleby Corporation and Maytag Corporation, incorporated by reference to the company's Form 8-K Exhibit 2.2 dated December 21, 2001, filed on January 7, 2002.

2.3	Amendment No. 2 to Stock Purchase Agreement, dated December 23, 2002 between The Middleby Corporation and Maytag Corporation, incorporated by reference to the company's Form 8-K Exhibit 2.1 dated December 23, 2002, filed on January 7, 2003.

2.4	Agreement and Plan of Merger, dated as of November 18, 2007, by and among Middleby Marshall, Inc., New Cardinal Acquisition Sub Inc., New Star International Holdings, Inc. and Weston Presidio Capital IV, L.P., incorporated by reference to the company’s Form 8-K, Exhibit 2.1, dated November, 18, 2007, filed on November 23, 2007.

2.5	Agreement and Plan of Merger, dated as of August 12, 2008, by and among The Middleby Corporation, Chef Acquisition Corporation and TurboChef Technologies, Inc., incorporated by reference to the company’s Form 8-K, Exhibit 2.1, dated August 12, 2008, filed on August 15, 2008.

2.6	Amendment to Agreement and Plan of Merger, dated as of November 21, 2008, by and among The Middleby Corporation, Chef Acquisition Corporation and TurboChef Technologies, Inc., incorporated by reference to the company’s Form 8-K, Exhibit 2.1, dated November 21, 2008, filed on November 21, 2008.

3.1	Restated Certificate of Incorporation of The Middleby Corporation (effective as of May 13, 2005), incorporated by reference to the company's Form 8-K, Exhibit 3.1, dated April 29, 2005, filed on May 17, 2005.

3.2	Second Amended and Restated Bylaws of The Middleby Corporation (effective as of December 31, 2007), incorporated by reference to the company's Form 8-K, Exhibit 3.1, dated December 31, 2007, filed on January 4, 2008.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of The Middleby Corporation (effective as of May 3, 2007), incorporated by reference to the company’s Form 8-K, Exhibit 3.1, dated May 3, 2007, filed on May 3, 2007.

4.1	Certificate of Designations dated October 30, 1987, and specimen stock certificate relating to the company Preferred Stock, incorporated by reference from the company’s Form 10-K, Exhibit (4), for the fiscal year ended December 31, 1988, filed on March 15, 1989.

10.1	Fourth Amended and Restated Credit Agreement, as of December 28 2007, among The Middleby Corporation, Middleby Marshall, Inc., Various Financial Institutions, Wells Fargo Bank, Inc., Wells Fargo Bank N.A., as syndication agent, Royal Bank of Canada, RBS Citizens, N.A., as Co-Documentation Agents, Fifth Third Bank and National City Bank as Co-Agents and Bank of America N.A., as Administrative Agent, Issuing Lender and Swing Line Lender, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated December 28, 2007, filed on January 4, 2008.

10.2*	Amended 1998 Stock Incentive Plan, dated December 15, 2003, incorporated by reference to the company’s Form 10-K, Exhibit 10.21, for the fiscal year ended January 3, 2004, filed on April 2, 2004.

10.3*	Employment Agreement of Selim A. Bassoul dated December 23, 2004, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated December 23, 2004, filed on December 28, 2004.

10.4*	Amended and Restated Management Incentive Compensation Plan, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated February 25, 2005, filed on March 3, 2005.

10.5*	Amended and Restated Employment Agreement by and between The Middleby Corporation and Timothy J. FitzGerald, dated March 1, 2010, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated March 1,2010, filed on March 4, 2010.

10.6*	Form of The Middleby Corporation 1998 Stock Incentive Plan Restricted Stock Agreement, incorporated by reference to the company's Form 8-K Exhibit 10.2, dated March 7, 2005, filed on March 8, 2005.

10.7*	Form of The Middleby Corporation 1998 Stock Incentive Plan Non-Qualified Stock Option Agreement, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated April 29, 2005, filed on May 5, 2005.

10.8*	Form of Confidentiality and Non-Competition Agreement, incorporated by reference to the company's Form 8-K Exhibit 10.2, dated April 29, 2005, filed on May 5, 2005.

10.9*	The Middleby Corporation Amended and Restated Management Incentive Compensation Plan, effective as of January 1, 2005, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated April 29, 2005, filed on May 17, 2005.

10.10*	Amendment to The Middleby Corporation 1998 Stock Incentive Plan, effective as of January 1, 2005, incorporated by reference to the company's Form 8-K Exhibit 10.2, dated April 29, 2005, filed on May 17, 2005.

10.11*	Revised Form of Restricted Stock Agreement for The Middleby Corporation 1998 Stock Incentive Plan, , incorporated by reference to the company’s Form 8-K, Exhibit 10.1, dated March 8, 2007, filed on March 14, 2007.

10.12*	Form of Restricted Stock Agreement for The Middleby Corporation 2007 Stock Incentive Plan, incorporated by reference to the company’s Form 8-K, Exhibit 10.2, dated May 3, 2007, filed on May 7, 2007.

10.13	First Amendment to the Fourth Amended and Restated Credit Agreement, as of August 8, 2008, among The Middleby Corporation, Middleby Marshall Inc., Various Financial Institutions and Bank of America, N.A. as administrative agent, incorporated by reference to the company’s Form 8-K Exhibit 10.1, dated August 8, 2008, filed on August 8, 2008.

10.14*	Amendment to Employment Agreement by and between The Middleby Corporation and Selim A. Bassoul, dated as of December 31, 2008.

10.15*	Form of Restricted Stock Agreement for The Middleby Corporation 2007 Stock Incentive Plan, incorporated by reference to the company’s Form 8-K, Exhibit 10.1, dated December 29, 2009, filed on January 5, 2010.

10.16*	The Middleby Corporation Executive Officer Incentive Plan, as Amended and Restated, incorporated by reference to Appendix B of the company’s definitive proxy statement filed with the Securities and Exchange Commission on March 28, 2008.

10.17*	The Middleby Corporation 2007 Stock Incentive Plan, as amended, incorporated by reference to the company’s Form 8-K, Exhibit 10.1, dated May 7, 2009, filed May 13, 2009.

10.18*	The Middleby Corporation 2011 Long-Term Incentive Plan, incorporated by reference to Appendix A to the company’s definitive proxy statement filed with the Securities and Exchange Commision on April 1, 2011.

10.19*	The Middleby Corporation Value Creation Incentive Plan, incorporated by reference to Appendix B to the company’s definitive proxy statement filed with the Securities and Exchange Comission on April 1, 2011.

21	List of subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements on Form 10-K for the year ended December 31, 2011, filed on March 15, 2011, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) consolidated statements of cash flows, (iv) notes to the consolidated financial statements.

*	Designates management contract or compensation plan.

(c)	See the financial statement schedule included under Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 2012.

THE MIDDLEBY CORPORATION

BY:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2012.

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

