Form 10-Q
period 2012-03-31
MIDDLEBY CORP
filed 2012-05-10
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

As of May 4, 2012 there were 18,722,034 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED March 31, 2012

INDEX

DESCRIPTION		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	CONDENSED CONSOLIDATED BALANCE SHEETS	1
	March 31, 2012 and December 31, 2011

	CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	2
	March 31, 2012 and April 2, 2011

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	3
	March 31, 2012 and April 2, 2011

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6.	Exhibits	39

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

ASSETS	Mar 31, 2012	Dec 31, 2011
Current assets:
Cash and cash equivalents	$28,713	$40,216
Accounts receivable, net of reserve for doubtful accounts of $7,166 and $6,878	138,903	151,441
Inventories, net	138,069	124,300
Prepaid expenses and other	20,588	12,336
Current deferred taxes	39,453	39,090
Total current assets	365,726	367,383

Property, plant and equipment, net of accumulated depreciation of $56,243 and $54,014	62,907	62,507
Goodwill	487,290	477,812
Other intangibles	231,798	234,726
Other assets	3,912	4,084
Total assets	$1,151,633	$1,146,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$315,104	$315,831
Accounts payable	60,830	63,394
Accrued expenses	146,640	170,392
Total current liabilities	522,574	549,617

Long-term debt	1,519	1,504
Long-term deferred tax liability	42,199	37,845
Other non-current liabilities	45,598	46,577
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	--	--
Common stock, $0.01 par value; 47,500,000 shares authorized; 23,273,540 and 23,093,338 shares issued in 2012 and 2011, respectively	139	137
Paid-in capital	214,046	202,321
Treasury stock at cost; 4,551,506 and 4,437,428 shares in 2012 and 2011, respectively	(137,729)	(126,682)
Retained earnings	477,822	455,727
Accumulated other comprehensive loss	(14,535)	(20,534)
Total stockholders' equity	539,743	510,969
Total liabilities and stockholders' equity	$1,151,633	$1,146,512

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	Mar 31, 2012	Apr 2, 2011

Net sales	$228,823	$182,572
Cost of sales	141,340	110,742
Gross profit	87,483	71,830
Selling and distribution expenses	25,175	20,568
General and administrative expenses	25,648	19,898
Income from operations	36,660	31,364

Net interest expense and deferred financing amortization, net	2,091	2,060
Other expense (income), net	1,267	(162)
Earnings before income taxes	33,302	29,466
Provision for income taxes	11,207	11,641
Net earnings	$22,095	$17,825

Net earnings per share:
Basic	$1.22	$1.00

Diluted	$1.20	$0.97

Weighted average number of shares
Basic	18,148	17,901
Dilutive common stock equivalents[1]	317	544
Diluted	18,465	18,445

Comprehensive income	$28,094	$18,458

[1]	There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	Mar 31, 2012	Apr 2, 2011
Cash flows from operating activities--
Net earnings	$22,095	$17,825
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	7,047	4,047
Non-cash share-based compensation	2,747	1,956
Deferred taxes	2,310	(300)
Unrealized loss/(gain) on derivative financial instruments	1	(40)
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	15,409	524
Inventories, net	(9,410)	(10,309)
Prepaid expenses and other assets	(7,998)	2,005
Accounts payable	(3,228)	(6,870)
Accrued expenses and other liabilities	(18,220)	(18,379)
Net cash provided by (used in) operating activities	10,753	(9,541)

Cash flows from investing activities--
Additions to property and equipment	(1,584)	(1,703)
Acquisition of Giga	--	(1,025)
Acquisition of Danfotech	361	--
Acquisition of Cozzini	--	(2,000)
Acquisition of Turkington	(10,250)	--

Net cash (used in) provided by investing activities	(11,473)	(4,728)

Cash flows from financing activities--
Net (repayments) proceeds under current revolving credit facilities	(2,200)	24,450
Net proceeds under foreign bank loan	1,196	623
Repurchase of treasury stock	(11,046)	(9,453)
Net proceeds from stock issuances	544	80
Net cash (used in) provided by financing activities	(11,506)	15,700

Effect of exchange rates on cash and cash equivalents	723	171

Changes in cash and cash equivalents--
Net (decrease) increase in cash and cash equivalents	(11,503)	1,602
Cash and cash equivalents at beginning of quarter	40,216	7,656

Cash and cash equivalents at end of quarter	$28,713	$9,258

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

1)	Summary of Significant Accounting Policies

A)	Basis of Presentation

The condensed consolidated financial statements have been prepared by The Middleby Corporation (the "company" or “Middleby”), pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2011 Form 10-K. The company’s interim results are not necessarily indicative of future full year results for the fiscal year 2012.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of March 31, 2012 and December 31, 2011, and the results of operations for the three months ended March 31, 2012 and April 2, 2011 and cash flows for the three months ended March 31, 2012 and April 2, 2011.

B)	Non-Cash Share-Based Compensation

The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $2.7 million and $2.0 million for the first quarter of 2012 and 2011, respectively.

C)	Income Tax Contingencies

As of December 31, 2011, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $15.6 million (of which $14.1 million would impact the effective tax rate if recognized) plus approximately $1.9 million of accrued interest and $2.0 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Interest of $(0.2) million and $0.1 million were recognized in the first quarter of 2012 and 2011, respectively. Penalties of $(0.3) million and less than $0.1 million were recognized in the first quarter of 2012 and 2011, respectively. In the first quarter of 2012, the company recognized a benefit of $1.7 million for unrecognized tax benefits related to reduced tax exposures.

It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that approximately $2.4 million of its currently remaining unrecognized tax benefits may be recognized over the next twelve months as result of settlements with taxing authorities or lapses of statutes of limitations.

A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States – federal	2008 – 2011
United States – states	2004 – 2011
Austrailia	2011
Brazil	2010 – 2011
Canada	2009 – 2011
China	2003 – 2011
Denmark	2007 – 2011
France	2011
Germany	2011
Italy	2009 – 2011
Mexico	2006 – 2011
Philippines	2007 – 2011
South Korea	2006 – 2011
Spain	2008 – 2011
Taiwan	2008 – 2011
United Kingdom	2008 – 2011

D)	Fair Value Measures

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

The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value	Fair Value	Fair Value
	Level 1	Level 2	Level 3	Total
As of March 31, 2012

Financial Assets:
Pension plans	$21,229	$1,297	--	$22,526

Financial Liabilities:
Interest rate swaps	--	$3,161	--	$3,161
Contingent consideration	--	--	$3,306	$3,306

As of December 31, 2011

Financial Assets:
Pension plans	$21,229	$1,297	--	$22,526

Financial Liabilities:
Interest rate swaps	--	$3,216	--	$3,216
Contingent consideration	--	--	$3,398	$3,398

The contingent consideration relates to the earnout provisions recorded in conjunction with the acquisitions of CookTek and Danfotech.

E)	Consolidated Statements of Cash Flows

Cash paid for interest was $1.9 million and $1.7 million for the first quarter of 2012 and 2011, respectively. Cash payments totaling $10.5 million and $2.6 million were made for income taxes for the first quarter of 2012 and 2011, respectively.

Net borrowings under the company’s senior revolving credit facility in the first quarter of 2012 consisted of $42.0 million of borrowings offset by $44.2 million of repayments.

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

Beech

On April 12, 2011, the company completed its acquisition of all of the capital stock of J.W. Beech Pty. Ltd., together with its subsidiary, Beech Ovens Pty. Ltd. (collectively “Beech”), a leading manufacturer of stone hearth ovens for the commercial foodservice industry for a purchase price of approximately $13.0 million, net of cash acquired. During the first quarter of 2012, the company finalized the working capital provision provided for by the purchase agreement resulting in no additional payments.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	Apr 12, 2011	Adjustments	Apr 12, 2011

Cash	$525	$--	$525
Current assets	1,145	(299)	846
Property, plant and equipment	57	--	57
Goodwill	11,433	(192)	11,241
Other intangibles	2,317	(294)	2,023
Current liabilities	(1,100)	(41)	(1,141)
Other non-current liabilities	(893)	826	(67)

Net assets acquired and liabilities assumed	$13,484	$--	$13,484

The goodwill and $1.9 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $0.1 million allocated to backlog which was amortized over a period of 3 months. Goodwill and other intangibles of Beech are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	May 27, 2011	Adjustments	May 27, 2011

Cash	$12,392	$--	$12,392
Current assets	16,992	--	16,992
Property, plant and equipment	14,368	--	14,368
Goodwill	45,765	(6,119)	39,646
Other intangibles	31,343	1,976	33,319
Current liabilities	(10,924)	(6)	(10,930)
Long-term deferred tax liability	(13,803)	4,149	(9,654)
Other non-current liabilities	(1,611)	--	(1,611)

Net assets acquired and liabilities assumed	$94,522	$--	$94,522

The goodwill and $15.2 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $17.6 million allocated to customer relationships and $0.5 million allocated to backlog, which are being amortized over periods of 5 years and 3 months, respectively. Goodwill and other intangibles of Lincat are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

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

Danfotech

On July 5, 2011, the company completed its acquisition of all of the capital stock of Danfotech Inc. (“Danfotech”), a manufacturer of meat presses and defrosting equipment for the food processing industry for a purchase price of approximately $6.1 million, net of cash acquired. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreements. Pursuant to terms of the purchase agreement, in December 2011 the company purchased additional assets from the sellers of Danfotech for approximately $0.7 million. An additional contingent payment is also payable upon the achievement of certain sales targets. During the first quarter of 2012, the company finalized the working capital provision provided for by the purchase agreement resulting in a refund from the seller in the amount of $0.4 million.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	Jul 5, 2011	Adjustments	Jul 5, 2011

Cash	$165	$--	$165
Current assets	1,073	(369)	704
Property, plant and equipment	102	(55)	47
Goodwill	3,423	2,517	5,940
Other intangibles	1,864	(778)	1,086
Other assets	4	--	4
Current liabilities	(309)	(782)	(1,091)
Long-term deferred tax liability	(46)	(144)	(190)
Other non-current liabilities	--	(750)	(750)

Consideration paid at closing	$6,276	$(361)	$5,915

Additional assets acquired post closing	--	730	730
Contingent consideration	1,500	--	1,500

Net assets acquired and liabilities assumed	$7,776	$369	$8,145

The long term deferred tax liabilities amounted to $0.2 million. This net liability represents $0.1 million arising from the difference between the book and tax basis of tangible assets and $0.1 million related to the difference between the book and tax basis of identifiable intangible assets.

The goodwill and $0.6 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $0.4 million allocated to customer relationships, $0.1 million allocated to developed technology and less than $0.1 million allocated to backlog, which are being amortized over periods of 4 years, 3 years and 3 months, respectively. Goodwill and other intangibles of Danfotech are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

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

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	Jul 22, 2011	Adjustments	Jul 22, 2011

Current assets	$1,673	$(668)	$1,005
Property, plant and equipment	628	--	628
Goodwill	870	296	1,166
Other intangibles	922	--	922
Current liabilities	(246)	(210)	(456)

Net assets acquired and liabilities assumed	$3,847	$(582)	$3,265

The goodwill and $0.6 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $0.3 million allocated to customer relationships and less than $0.1 million allocated to developed technology, which are being amortized over periods of 4 years and 3 years, respectively. Goodwill and other intangibles of Maurer are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	Aug 1, 2011	Adjustments	Aug 1, 2011

Cash	$110	$--	$110
Current assets	3,209	47	3,256
Property, plant and equipment	477	--	477
Goodwill	16,259	1,865	18,124
Other intangibles	6,784	(2,726)	4,058
Other assets	336	(11)	325
Current liabilities	(2,506)	8	(2,498)
Long-term deferred tax liability	(2,035)	817	(1,218)

Net assets acquired and liabilities assumed	$22,634	$--	$22,634

The goodwill and $2.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $1.9 million allocated to customer relationships and $0.2 million allocated to backlog, which are being amortized over periods of 5 years and 3 months, respectively. Goodwill and other intangibles of Auto-Bake are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

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

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	Dec 2, 2011	Adjustments	Dec 2, 2011

Cash	$427	$--	$427
Current assets	4,245	--	4,245
Deferred tax asset	390	--	390
Property, plant and equipment	1,773	--	1,773
Goodwill	15,237	--	15,237
Other intangibles	5,810	--	5,810
Other assets	9	--	9
Current liabilities	(3,334)	--	(3,334)
Long-term deferred tax liability	(2,395)	--	(2,395)

Net assets acquired and liabilities assumed	$22,162	$--	$22,162

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

The goodwill and $3.2 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $2.5 million allocated to customer relationships and $0.1 million allocated to backlog, which are being amortized over periods of 5 years and 1 month, respectively. Goodwill and other intangibles of Drake are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

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

Armor Inox

On December 21, 2011, the company completed its acquisition of all of the capital stock of Armor Inox, S.A., together with its subsidiaries Armor Inox Production S.a.r.l and Armor Inox UK Ltd (collectively “Armor Inox”), a manufacturer of thermal processing systems for the food processing industry for a purchase price of approximately $28.7 million, net of cash acquired.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported)	Measurement Period	(as adjusted)
	Dec 21, 2011	Adjustments	Dec 21, 2011

Cash	$18,201	$--	$18,201
Current assets	14,612	509	15,121
Property, plant and equipment	941	--	941
Goodwill	23,789	(509)	23,280
Other intangibles	12,155	--	12,155
Other assets	25	--	25
Current liabilities	(18,440)	--	(18,440)
Long-term deferred tax liability	(3,975)	--	(3,975)
Other non-current liabilities	(450)	--	(450)

Net assets acquired and liabilities assumed	$46,858	$--	$46,858

The goodwill and $3.9 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $1.3 million allocated to customer relationships, $1.8 million allocated to developed technology and $5.2 million allocated to backlog, which are being amortized over periods of 5 years, 6 years and 2 years, respectively. Goodwill and other intangibles of Armor Inox are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

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

Turkington

On March 14, 2012, the company completed its acquisition of certain assets of Turkington USA LLC (“Turkington”), a manufacturer of automated baking ovens for the food processing industry for a purchase price of approximately $10.3 million.

The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

Mar 14, 2012

Current assets	$4,617
Property, plant and equipment	221
Goodwill	5,797
Current Liabilities	(385)

Net assets acquired and liabilities assumed	$10,250

The goodwill is subject to the non-amortization provisions of ASC 350. Goodwill of Turkington is allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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

From time to time, the company is subject to proceedings, lawsuits and other claims related to products, suppliers, employees, customers and competitors. The company maintains insurance to partially cover product liability, workers compensation, property and casualty, and general liability matters.  The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.  A determination of the amount of accrual required, if any, for these contingencies is made after assessment of each matter and the related insurance coverage.  The accrual requirement may change in the future due to new developments or changes in approach such as a change in settlement strategy in dealing with these matters.  The company does not believe that any pending litigation will have a material effect on its financial condition, results of operations or cash flows.

4)	Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update provides clarification on existing fair value measurement requirements, amends existing guidance primarily related to fair value measurements for financial instruments, and requires enhanced disclosures on fair value measurements. The additional disclosures are specific to Level 3 fair value measurements, transfers between Level 1 and Level 2 of the fair value hierarchy, financial instruments not measured at fair value and use of an asset measured or disclosed at fair value differing from its highest and best use. The company adopted the provisions of ASU No. 2011-04 on January 1, 2012.  There was no impact to the company’s financial position, results of operations or cash flows.

In June 2011 and December 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” and ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, respectively.  ASU No. 2011-05 eliminated the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity. Instead, entities have the option to present the components of net income, the components of other comprehensive income and total comprehensive income in a single continuous statement or in two separate but consecutive statements. The guidance does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. The company adopted the provisions of ASU No. 2011-05 on January 1, 2012.  As this guidance only revises the presentation of comprehensive income, there was no impact to the company’s financial position, results of operations or cash flows.  For interim reporting purposes, the company has elected to present comprehensive income in a single continuous statement now referred to as the Condensed Consolidated Statements of Comprehensive Income.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350).” This ASU will allow an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The ASU also amends previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the ASU provides additional examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The company adopted the provisions of ASU 2011-08 on January 1, 2012. There was no impact to the company’s financial position, results of operation or cash flows. The company will determine whether to apply the qualitative evaluation allowed under this ASU in connection with the company’s annual goodwill impairment test.

5)	Other Comprehensive Income

The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income."

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended
	Mar 31, 2012	Apr 2, 2011
Net earnings	$22,095	$17,825
Currency translation adjustment	5,985	559
Pension liability adjustment	(28)	--
Unrealized gain on interest rate swaps, net of tax	42	74
Comprehensive income	$28,094	$18,458

Accumulated other comprehensive loss is comprised of unrecognized pension benefit costs of $7.6 million, net of taxes as of March 31, 2012 and December 31, 2011, cumulative foreign currency translation losses of $5.3 million and $11.2 million as of March 31, 2012 and December 31, 2011, respectively and an unrealized loss on interest rate swaps of $1.6 million and $1.7 million, net of taxes as of March 31, 2012 and December 31, 2011, respectively.

6)	Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $19.8 million at March 31, 2012 and $18.6 million at December 31, 2011 and represented approximately 14.3% and 15.0% of the total inventory in each respective period. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at March 31, 2012 and December 31, 2011 are as follows:

	Mar 31, 2012	Dec 31, 2011
	(in thousands)

Raw materials and parts	$78,466	$69,576
Work-in-process	20,586	15,204
Finished goods	38,758	39,261
	137,810	124,041
LIFO reserve	259	259

	$138,069	$124,300

7)	Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2012 are as follows (in thousands):

	Commercial	Food
	Foodservice	Processing	Total

Balance as of December 31, 2011	$375,352	$102,460	$477,812
Goodwill acquired during the year	--	5,797	5,797
Measurement period adjustments to goodwill acquired in prior year	1,683	(739)	944
Exchange effect	1,754	983	2,737

Balance as of March 31, 2012	$378,789	$108,501	$487,290

8)	Accrued Expenses

Accrued expenses consist of the following:

	Mar 31, 2012	Dec 31, 2011
	(in thousands)

Accrued payroll and related expenses	$38,217	$41,434
Advanced customer deposits	35,294	33,246
Accrued warranty	14,405	13,842
Accrued product liability and workers compensation	11,202	10,771
Accrued customer rebates	8,803	23,136
Accrued agent commission	8,267	8,668
Accrued professional services	7,173	7,497
Other accrued expenses	23,279	31,798

	$146,640	$170,392

9)	Warranty Costs

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

A rollforward of the warranty reserve is as follows:

Three Months Ended
Mar 31, 2012
(in thousands)

Beginning balance	$13,842
Warranty reserve related to acquisitions	275
Warranty expense	6,441
Warranty claims	(6,153)
Ending balance	$14,405
17

10)	Financing Arrangements

	Mar 31, 2012	Dec 31, 2011
	(in thousands)

Senior secured revolving credit line	$307,200	$309,400
Foreign loans	9,423	7,935
Total debt	$316,623	$317,335

Less: Current maturities of long-term debt	315,104	315,831

Long-term debt	$1,519	$1,504

Terms of the company’s senior credit agreement provide for $600.0 million of availability under a revolving credit line. As of March 31, 2012, the company had $307.2 million of borrowings outstanding under this facility. The company also had $9.9 million in outstanding letters of credit as of March 31, 2012, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $273.5 million at March 31, 2012.

At March 31, 2012, borrowings under the senior secured credit facility are assessed at an interest rate of 1.00% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At March 31, 2012 the average interest rate on the senior debt amounted to 1.44%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.20% as of March 31, 2012.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On March 31, 2012 these facilities amounted to $4.5 million in U.S. dollars, including $2.8 million outstanding under a revolving credit facility and $1.7 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 3.10% on March 31, 2012. The term loan matures in 2013 and the interest rate is assessed at 4.55%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On March 31, 2012 these facilities amounted to $4.4 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At March 31, 2012, the average interest rate on these facilities was approximately 4.18%. The facilities mature in April 2015.

In December 2011, the company completed its acquisition of Armor Inox in France. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On March 31, 2011, these facilities amounted to $0.5 million in U.S. dollars.   The interest rate on the credit facilities is variable based on the six-month Euro LIBOR. The facilities mature in April of 2015. At March 31, 2011, the average interest rate on these facilities was approximately 2.48%.

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

The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations. The upfront cash payment is the amount that a market participant would be able to lend at March 31, 2012 to achieve sufficient cash inflows to cover the cash outflows under the company’s senior revolving credit facility assuming the facility was outstanding in its entirety until maturity. Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s senior revolving credit facility in December 2012. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods. The carrying value and estimated aggregate fair value, a level 2 measurement, based primarily on market prices, of debt is as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$316,623	$314,250	$317,335	$315,749

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

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of March 31, 2012 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

$20,000,000	1.800%	11/23/09	11/23/12
20,000,000	1.560%	03/11/10	12/11/12
15,000,000	0.950%	08/06/10	12/06/12
25,000,000	1.610%	02/23/11	02/24/14
25,000,000	2.520%	02/23/11	02/23/16
25,000,000	0.975%	07/18/11	07/18/14
15,000,000	1.185%	09/12/11	09/12/16
15,000,000	0.620%	09/12/11	09/11/14

The senior revolving facility matures on December 28, 2012, and accordingly has been classified as a current liability on the consolidated balance sheet. The company anticipates it will enter into a new and similarly structured senior revolving credit facility during the second quarter of 2012 and is in discussions with its current lenders in this regard. The company does not foresee any difficulty in renewing the facility given the financial position and performance of the company and its long standing relationships with its lending partners.

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, a maximum ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 3.5 and a minimum EBITDA to fixed charges ratio of 1.25. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company. At March 31, 2012, the company was in compliance with all covenants pursuant to its borrowing agreements.

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

Foreign Exchange: The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward contracts outstanding at March 31, 2012. The fair value of the forward contracts was a liability of $0.7 million at the end of the first quarter of 2012.

Sell		Purchase		Maturity
12,000,000	British Pounds	14,188,000	Euro Dollars	April 5, 2012
10,000,000	British Pounds	11,823,000	Euro Dollars	April 5, 2012
1,500,000	British Pounds	2,376,000	US Dollars	June 29, 2012
4,000,000	Canadian Dollars	4,006,000	US Dollars	June 29, 2012
36,500,000	Euro Dollars	48,505,000	US Dollars	June 29, 2012
20,000,000	Mexican Pesos	1,549,000	US Dollars	June 29, 2012

Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of March 31, 2012, the fair value of these instruments was a liability of $3.2 million. The change in fair value of these swap agreements in the first three months of 2012 was a gain of less than $0.1 million, net of taxes.

The following tables summarize the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated
	Balance Sheet Presentation	Mar 31, 2012	Dec 31, 2011
Fair value	Other non-current liabilities	$(3,161)	$(3,216)

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended
	Presentation of Gain/(loss)	Mar 31, 2012	Apr 2, 2011

Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$(451)	$(634)

Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(507)	$(790)

Gain/(loss) recognized in income (ineffective portion)	Other expense	$(1)	$40

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

The Food Processing Equipment Group manufactures preparation, cooking, packaging and food safety equipment for the food processing industry. This business segment has manufacturing operations in Illinois, Iowa, North Carolina, Virginia, Wisconsin, Australia, France, Germany and Mexico. Principal product lines of this group include batch ovens, belt ovens, continuous processing ovens, automated thermal processing systems, automated loading and unloading systems, meat presses, breading, battering, mixing, forming, grinding and slicing equipment, food suspension, reduction and emulsion systems, defrosting equipment, packaging and food safety equipment. These products are sold and marketed under the brand names: Alkar, Armor Inox, Auto-Bake, Danfotech, Drake, Maurer-Atmos, MP Equipment, RapidPak and Turkington.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker evaluates individual segment performance based on operating income. Management believes that intersegment sales are made at established arms length transfer prices.

Net Sales Summary

(dollars in thousands)

	Three Months Ended
	Mar 31, 2012		Apr 2, 2011
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$178,270	77.9	$153,733	84.2
Food Processing	50,553	22.1	28,839	15.8

Total	$228,823	100.0%	$182,572	100.0%

The following table summarizes the results of operations for the company's business segments(1) (in thousands):

	Commercial Foodservice	Food Processing	Corporate and Other(2)	Total

Three months ended March 31, 2012
Net sales	$178,270	$50,553	$--	$228,823
Income from operations	39,746	6,220	(9,306)	36,660
Depreciation and amortization expense	4,916	1,911	220	7,047
Net capital expenditures	1,304	255	25	1,584

Total assets	846,751	234,691	70,191	1,151,633
Long-lived assets	616,502	140,215	29,190	785,907

Three months ended April 2, 2011
Net sales	$153,733	$28,839	$--	$182,572
Income from operations	35,835	4,787	(9,258)	31,364
Depreciation and amortization expense	3,323	551	173	4,047
Net capital expenditures	1,533	26	144	1,703

Total assets	720,061	99,769	61,934	881,764
Long-lived assets	520,059	57,502	30,971	608,532

(1)	Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.

(2)	Includes corporate and other general company assets and operations.

Long-lived assets by major geographic region are as follows (in thousands):

	Mar 31, 2012	Apr 2, 1011
United States and Canada	$619,013	$584,750
Asia	36,140	1,778
Europe and Middle East	129,373	21,174
Latin America	1,381	830
Total international	$166,894	$23,782
	$785,907	$608,532

Net sales by major geographic region were as follows (in thousands):

	Three Months Ended
	Mar 31, 2012	Apr 2, 2011
United States and Canada	$157,069	$140,631
Asia	19,082	10,296
Europe and Middle East	39,649	21,910
Latin America	13,023	9,735
Total international	$71,754	$41,941
	$228,823	$182,572

13)	Employee Retirement Plans

(a)	Pension Plans

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Informational Notes

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; ability to protect trademarks, copyrights and other intellectual property; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s Securities and Exchange Commission (“SEC”) filings, including the company’s 2011 Annual Report on Form 10-K.

Net Sales Summary

(dollars in thousands)

	Three Months Ended
	Mar 31, 2012		Apr 2, 2011
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$178,270	77.9	$153,733	84.2
Food Processing	50,553	22.1	28,839	15.8

Total	$228,823	100.0%	$182,572	100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended
	Mar 31, 2012	Apr 2, 2011
Net sales	100.0%	100.0%
Cost of sales	61.8	60.7
Gross profit	38.2	39.3
Selling, general and administrative expenses	22.2	22.1
Income from operations	16.0	17.2
Net interest expense and deferred financing amortization	0.9	1.1
Other expense (income), net	0.5	(0.1)
Earnings before income taxes	14.6	16.2
Provision for income taxes	4.9	6.4
Net earnings	9.7%	9.8%

Three Months Ended March 31, 2012 Compared to Three Months Ended

April 2, 2011

NET SALES. Net sales for the first quarter of fiscal 2012 were $228.8 million as compared to $182.6 million in the first quarter of 2011. The increase in net sales of $36.5 million, or 20.0%, was attributable to acquisition growth, resulting from the fiscal 2011 acquisitions of Beech, Lincat, Danfotech, Maurer, Auto-Bake, Drake and Armor Inox and the fiscal 2012 acquisition of Turkington. Excluding acquisitions, net sales increased $9.7 million, or 5.4%, from the prior year, reflecting a net sales increase of 6.2% at the Commercial Foodservice Equipment Group and an increase of 1.3% at the Food Processing Equipment Group.

•	Net sales of the Commercial Foodservice Equipment Group increased by $24.6 million, or 16.0%, to $178.3 million in the first quarter of 2012 as compared to $153.7 million in the prior year quarter. Net sales resulting from the acquisitions of Beech and Lincat, which were acquired on April 12, 2011 and May 27, 2011, respectively, accounted for an increase of $15.1 million during the first quarter of 2012. Excluding the impact of these acquisitions, net sales of Commercial Foodservice Equipment increased by $9.5 million, or 6.2%, as compared to the prior year quarter. International sales increased $15.6 million, or 45.1%, to $50.2 million, as compared to $34.6 million in the prior year quarter. This includes the increase of $15.1 million from the recent acquisitions, as these companies primarily have international sales. The increase in international sales reflects continued market penetration resulting from investments in the international selling organization over the past several years and growing business in emerging markets where the company is well positioned. Domestically, the company also realized a sales increase of $9.0 million, or 7.6%, to $128.1 million, as compared to $119.1 million in the prior year quarter. This increase in domestic sales includes increased sales with major restaurant chains on new product initiatives and reflects improvements in general market conditions.

•	Net sales of the Food Processing Equipment Group increased by $21.7 million, or 75.3%, to $50.5 million in the first quarter of 2012 as compared to $28.8 million in the prior year quarter. Net sales resulting from the acquisitions of Danfotech, Maurer, Auto-Bake, Drake, Armor Inox and Turkington, which were acquired on July 5, 2011, July 22, 2011, August 1, 2011, December 2, 2011, December 21, 2011 and March 14, 2012, respectively, accounted for an increase of $21.4 million during the first quarter of 2012. Excluding the impact of these acquisitions, net sales of Food Processing Equipment increased by $0.3 million, or 1.3%, as compared to the prior year quarter. International sales increased by $14.2 million, or 194.5%, to $21.5 million, as compared to $7.3 million in the prior year quarter. This includes an increase of $11.2 million from the recent acquisitions. Domestically, the company also realized a sales increase of $7.5 million, or 34.9%, to $29.0 million, as compared to $21.5 million in the prior year quarter. The increase in sales, both international and domestic, is reflective of the strong order backlog at the end of 2011.
27

GROSS PROFIT. Gross profit increased to $87.5 million in the first quarter of 2012 from $71.8 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate decreased from 39.3% in the first quarter of 2011 to 38.2% in the first quarter of 2012. The net decrease in the gross margin rate reflects the impact of lower margins at certain of the newly acquired companies and an unfavorable sales mix offset in part by the impact of increased sales volumes.

•	Gross profit at the Commercial Foodservice Equipment Group increased by $9.3 million, or 15.0%, to $71.2 million in the first quarter of 2012 as compared to $61.9 million in the prior year quarter. The gross margin rate was relatively consistent at 40.0% as compared to 40.3% in the prior year quarter. Gross profit from the acquisitions of Beech and Lincat, which were acquired during fiscal 2011, accounted for approximately $5.6 million of the increase in gross profit during the quarter. Excluding the recent acquisitions, the gross profit increased by approximately $3.7 million on higher sales volumes.

•	Gross profit at the Food Processing Equipment Group increased by $6.9 million, or 68.3%, to $17.0 million in the first quarter of 2012 as compared to $10.1 million in prior year quarter. The gross margin rate declined to 33.5% as compared to 35.1% in the prior year quarter due to lower margins at recently acquired companies. Gross profit from the acquisiti ons of Danfotech, Maurer, Auto-Bake, Drake, Armor Inox and Turkington, accounted for approximately $6.7 million of the increase. Excluding the recent acquisition, the gross profit increased by approximately $0.2 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $40.5 million in the first quarter of 2011 to $50.8 million in the first quarter of 2012. As a percentage of net sales, operating expenses were 22.1% in the first quarter of 2011 as compared to 22.2% in the first quarter of 2012. Selling expenses increased from $20.6 million in the first quarter of 2011 to $25.2 million in the first quarter of 2012. Selling expenses reflect increased costs of $4.4 million associated with the Beech, Lincat, Danfotech, Maurer, Auto-Bake, Drake, Armor Inox and Turkington acquisitions. General and administrative expenses increased from $19.9 million in the first quarter of 2011 to $25.6 million in the first quarter of 2012. General and administrative expenses reflect $5.3 million of increased costs associated with the Beech, Lincat, Danfotech, Maurer, Auto-Bake, Drake, Armor Inox and Turkington acquisitions including $2.5 million of non-cash intangible amortization expense.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $2.1 million in the first quarter of 2011 and 2012. Other expense was $1.3 million in the first quarter of 2012 as compared to $0.2 million of other income in the prior year first quarter and consists primarily of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $11.2 million, at an effective rate of 33.7%, was recorded during the first quarter 2012, as compared to an $11.6 million provision at a 39.5% effective rate in the prior year quarter. The current quarter effective tax rate is comprised of a 35.0% U.S. federal tax rate, 5.5% in U.S. state income taxes and 0.6% in foreign rate differentials, net of 2.7% in tax relief for U.S. manufacturers, 1.1% in permanent tax deductions and 3.6% in other adjustments benefitting the effective rate. In comparison to the prior year quarter, the tax provision reflects a lower effective rate on increased income in lower tax rate foreign jurisdictions, increased deductions related to U.S. manufacturing activities, reduced provisions for tax reserves, offset by increased state tax provisions. The net impact benefitted the effective tax rate by 1.0%, 0.9%, 5.5%, and (1.6%), respectively, as compared to the prior year quarter.

Financial Condition and Liquidity

During the three months ended March 31, 2012, cash and cash equivalents decreased by $11.5 million to $28.7 million at March 31, 2012 from $40.2 million at December 31, 2011. Net borrowings decreased from $317.3 million at December 31, 2011 to $316.6 million at March 31, 2012.

OPERATING ACTIVITIES. Net cash provided by operating activities was $10.8 million for the three-month period ended March 31, 2012 compared to net cash used by operating activities of $9.5 million for the three-month period ended April 2, 2011.

During the three months ended March 31, 2012, working capital levels changed due to increased working capital needs. These changes in working capital levels included a $9.4 million increase in inventory, due to several factors including increased order rates, increased inventory levels during build out periods in conjunction with plant consolidation efforts and higher levels of stock associated with foreign sourcing initiatives. Accounts receivable decreased $15.4 million due to the seasonal impact of lower sales volumes in the first quarter and lower receivable balances at the Food Processing Group due to the timing of projects which are often paid in advance. Changes in working capital levels also included an $8.0 million increase in prepaid expenses and other assets, $3.2 million decrease in accounts payable and $18.2 million decrease in accrued expenses and other non-current liabilities primarily due to the payment of 2011 annual rebate and incentive compensation programs in the first quarter of 2012.

INVESTING ACTIVITIES. During the three months ended March 31, 2012, net cash used in investing activities included $10.3 million related to the acquisition of Turkington and $1.6 million of additions and upgrades of production equipment and manufacturing facilities.

FINANCING ACTIVITIES. Net cash flows used by financing activities were $11.5 million during the three months ended March 31, 2012. The company’s borrowing activities included $2.2 million of net repayments under its $600.0 million revolving credit facility and $1.2 million of net proceeds of foreign borrowings.

The company used $11.0 million to repurchase 114,078 shares of its common stock that were surrendered to the company by employees in lieu of cash for payment for withholding taxes related to restricted stock vestings and stock option exercises that occurred during the first quarter of 2012.

The senior revolving facility matures on December 28, 2012, and accordingly has been classified as a current liability on the consolidated balance sheet. The company anticipates it will enter into a new and similarly structured senior revolving credit facility during the second quarter of 2012 and is in discussions with its current lenders in this regard. The company does not foresee any difficulty in renewing the facility given the financial position and performance of the company and its long standing relationships with its lending partners.

At March 31, 2012, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, acquisitions, product development and integration expenditures for the foreseeable future.

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update provides clarification on existing fair value measurement requirements, amends existing guidance primarily related to fair value measurements for financial instruments, and requires enhanced disclosures on fair value measurements. The additional disclosures are specific to Level 3 fair value measurements, transfers between Level 1 and Level 2 of the fair value hierarchy, financial instruments not measured at fair value and use of an asset measured or disclosed at fair value differing from its highest and best use. The company adopted the provisions of ASU No. 2011-04 on January 1, 2012.  There was no impact to the company’s financial position, results of operations or cash flows.

In June 2011 and December 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” and ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, respectively.  ASU No. 2011-05 eliminated the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity. Instead, entities have the option to present the components of net income, the components of other comprehensive income and total comprehensive income in a single continuous statement or in two separate but consecutive statements. The guidance does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. The company adopted the provisions of ASU No. 2011-05 on January 1, 2012.  As this guidance only revises the presentation of comprehensive income, there was no impact to the company’s financial position, results of operations or cash flows.  For interim reporting purposes, the company has elected to present comprehensive income in a single continuous statement now referred to as the Condensed Consolidated Statements of Comprehensive Income.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350).” This ASU will allow an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The ASU also amends previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the ASU provides additional examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The company adopted the provisions of ASU 2011-08 on January 1, 2012. There was no impact to the company’s financial position, results of operation or cash flows. The company will determine whether to apply the qualitative evaluation allowed under this ASU in connection with the company’s annual goodwill impairment test.

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

Inventories. Inventories are stated at the lower of cost or market using the first-in, first-out method for the majority of the company’s inventories.  The company evaluates the need to record valuation adjustments for inventory on a regular basis.  The company’s policy is to evaluate all inventories including raw material, work-in-process, finished goods, and spare parts.  Inventory in excess of estimated usage requirements is written down to its estimated net realizable value.  Inherent in the estimates of net realizable value are estimates related to our future manufacturing schedules, customer demand, possible alternative uses, and ultimate realization of potentially excess inventory.

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

Contractual Obligations

The company's contractual cash payment obligations as of March 31, 2012 are set forth below (in thousands):

	Amounts Due Sellers From Acquisitions	Debt	Estimated Interest on Debt	Operating Leases	Idle Facility Lease	Total Contractual Cash Obligations

Less than 1 year	$1,132	$315,104	$5,752	$6,610	$181	$328,779
1-3 years	2,174	241	587	7,987	--	10.989
3-5 years	--	265	245	3,457	--	3,967
After 5 years	--	1,013	50	1,384	--	2,447

	$3,306	$316,623	$6,634	$19,438	$181	$346,182

The company has obligations to make $3.3 million of purchase price payments to the sellers of CookTek and Danfotech that were deferred in conjunction with the acquisition.

As of March 31, 2012, the company had $307.2 million outstanding under its revolving credit line as part of its senior credit agreement. The average interest rate on this debt amounted to 1.44% at March 31, 2012. This facility matures on December 28, 2012. As of March 31, 2012, the company also has $9.4 million of debt outstanding under various foreign credit facilities. The estimated interest payments reflected in the table above assume that the level of debt and average interest rate on the company’s revolving credit line under its senior credit agreement does not change until the facility reaches maturity in December 2012. The estimated payments also assume that relative to the company’s foreign borrowings: all scheduled term loan payments are made; the level of borrowings does not change; and the average interest rates remain at their March 31, 2012 rates. Also reflected in the table above is $1.5 million of payments to be made related to the company’s interest rate swap agreements in 2012.

Idle facility lease consists of an obligation for a manufacturing location that was exited in conjunction with the company's manufacturing consolidation efforts. This lease obligation continues through June 2012. The obligations presented above do not reflect any anticipated sublease income from the facilities.

The company’s projected benefit obligation under its defined benefit plans exceeded the plans’ assets by $22.6 million at the end of 2011.  The unfunded benefit obligations were comprised of a $1.6 million underfunding of the company's union plan, $7.4 million underfunding of the company’s Smithville plan, which was acquired as part of the Star acquisition, $2.2 million underfunding of the company’s Wrexham plan, which was acquired as part of the Lincat acquisition, and $11.4 million underfunding of the company's director plans.  The company expects to continue to make minimum contributions to the Smithville and union plans as required by ERISA, of $0.3 and $0.1 million, respectively, in 2012.  The company expects to contribute $0.5 million to the Wrexham plan in 2012.

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

Twelve Month Period Ending	Fixed Rate Debt	Variable Rate Debt
	(in thousands)
April 2, 2013	$0	$315,104
April 2, 2014	0	118
April 2, 2015	0	123
April 2, 2016	0	129
April 2, 2017 and thereafter	0	1,149

	$0	$316,623

Terms of the company’s senior credit agreement provide for $600.0 million of availability under a revolving credit line. As of March 31, 2012, the company had $307.2 million of borrowings outstanding under this facility. The company also has $9.9 million in outstanding letters of credit as of March 31, 2012, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $273.5 million at March 31, 2012.

At March 31, 2012, borrowings under the senior secured credit facility are assessed at an interest rate 1.00% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At March 31, 2012 the average interest rate on the senior debt amounted to 1.44%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.20% as of March 31, 2012.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On March 31, 2012 these facilities amounted to $4.5 million in U.S. dollars, including $2.8 million outstanding under a revolving credit facility and $1.7 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 3.10% on March 31, 2012. The term loan matures in 2013 and the interest rate is assessed at 4.55%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On March 31, 2012 these facilities amounted to $4.4 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. The facilities mature in April 2015. At March 31, 2012, the average interest rate on these facilities was approximately 4.18%.

In December 2011, the company completed its acquisition of Armor Inox in France. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On March 31, 2011, these facilities amounted to $0.5 million in U.S. dollars.   The interest rate on the credit facilities is variable based on the six-month Euro LIBOR. The facilities mature in April of 2015. At March 31, 2011, the average interest rate on these facilities was approximately 2.48%.

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and integration expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of March 31, 2012 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date

$20,000,000	1.800%	11/23/09	11/23/12
20,000,000	1.560%	03/11/10	12/11/12
15,000,000	0.950%	08/06/10	12/06/12
25,000,000	1.610%	02/23/11	02/24/14
25,000,000	2.520%	02/23/11	02/23/16
25,000,000	0.975%	07/18/11	07/18/14
15,000,000	1.185%	09/12/11	09/12/16
15,000,000	0.620%	09/12/11	09/11/14

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, a maximum ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 3.5 and a minimum EBITDA to fixed charges ratio of 1.25. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company. At March 31, 2012, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of March 31, 2012, the fair value of these instruments was a liability of $3.2 million. The change in fair value of these swap agreements in the first three months of 2011 was a gain of less than $0.1 million, net of taxes.

Foreign Exchange Derivative Financial Instruments

The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward contracts outstanding at March 31, 2012. The fair value of the forward contracts was a liability of $0.7 million at the end of the first quarter of 2012.

Sell	Purchase	Maturity
12,000,000 British Pounds	14,188,000 Euro Dollars	April 5, 2012
10,000,000 British Pounds	11,823,000 Euro Dollars	April 5, 2012
1,500,000 British Pounds	2,376,000 US Dollars	June 29, 2012
4,000,000 Canadian Dollars	4,006,000 US Dollars	June 29, 2012
36,500,000 Euro Dollars	48,505,000 US Dollars	June 29, 2012
20,000,000 Mexican Pesos	1,549,000 US Dollars	June 29, 2012

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

As of March 31, 2012, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

During the quarter ended March 31, 2012, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended March 31, 2012, except as follows:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
January 1 to January 28, 2012	57,800	$94.20	57,800	202,017
January 29 to February 25, 2012	56,278	$99.53	56,278	145,739
February 26 to March 31, 2012	--	--	--	145,739
Quarter ended March 31, 2012	114,078	$96.83	114,078	145,739

In July 1998, the company's Board of Directors adopted a stock repurchase program that authorized the purchase of common shares in open market purchases. As of March 31, 2012, 1,654,261 shares had been purchased under the 1998 stock repurchase program.

Item 6. Exhibits

Exhibits – The following exhibits are filed herewith:

Exhibit 10.1* -	Letter Agreement dated February 28, 2012, by and among The Middleby Corporation, Middleby Marshall Inc., and Selim A. Bassoul, incorporated by reference to Exhibit 10.1 to the company’s Form 8-K, dated February 28, 2012, filed on February 29, 2012.

Exhibit 31.1 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 –	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 101 –	Financial statements on Form 10-Q for the quarter ended March 31, 2012, filed on November 10, 2011, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

* Designates management contract or compensation plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date: May 10, 2012	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer
40