Form 10-Q
period 2012-06-30
MIDDLEBY CORP
filed 2012-08-09
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
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

As of August 3, 2012 there were 18,709,436 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED June 30, 2012

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Jun 30, 2012	Dec 31, 2011
Current assets:
Cash and cash equivalents	$35,227	$40,216
Accounts receivable, net of reserve for doubtful accounts of $7,116 and $6,878	140,665	151,441
Inventories, net	131,559	124,300
Prepaid expenses and other	19,318	12,336
Current deferred taxes	36,554	39,090
Total current assets	363,323	367,383
Property, plant and equipment, net of accumulated depreciation of $57,940 and $54,014	62,206	62,507
Goodwill	484,627	477,812
Other intangibles	226,137	234,726
Other assets	4,721	4,084
Total assets	$1,141,014	$1,146,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$5,696	$315,831
Accounts payable	66,524	63,394
Accrued expenses	147,300	170,392
Total current liabilities	219,520	549,617
Long-term debt	268,503	1,504
Long-term deferred tax liability	40,281	37,845
Other non-current liabilities	46,405	46,577
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 47,500,000 shares authorized; 23,295,541 and 23,093,338 shares issued in 2012 and 2011, respectively	139	137
Paid-in capital	220,440	202,321
Treasury stock at cost; 4,586,105 and 4,437,428 shares in 2012 and 2011, respectively	(141,154)	(126,682)
Retained earnings	508,867	455,727
Accumulated other comprehensive loss	(21,987)	(20,534)
Total stockholders' equity	566,305	510,969
Total liabilities and stockholders' equity	$1,141,014	$1,146,512

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jun 30, 2012	Jul 2, 2011	Jun 30, 2012	Jul 2, 2011
Net sales	$260,040	$210,855	$488,863	$393,427
Cost of sales	158,224	125,518	299,564	236,260
Gross profit	101,816	85,337	189,299	157,167
Selling and distribution expenses	28,274	21,569	53,449	42,137
General and administrative expenses	28,204	28,520	53,852	48,418
Income from operations	45,338	35,248	81,998	66,612
Net interest expense and deferred financing amortization, net	1,967	2,119	4,058	4,179
Other (income) expense, net	(380)	1,608	887	1,446
Earnings before income taxes	43,751	31,521	77,053	60,987
Provision for income taxes	12,706	11,893	23,913	23,534
Net earnings	$31,045	$19,628	$53,140	$37,453
Net earnings per share:
Basic	$1.70	$1.09	$2.92	$2.08
Diluted	$1.67	$1.06	$2.87	$2.02
Weighted average number of shares
Basic	18,267	18,052	18,207	17,976
Dilutive common stock equivalents[1]	307	527	312	536
Diluted	18,574	18,579	18,519	18,512

Comprehensive income	$23,592	$20,641	$51,686	$39,099

1 There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	Jun 30, 2012	Jul 2, 2011
Cash flows from operating activities--
Net earnings	$53,140	$37,453
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	13,589	9,333
Non-cash share-based compensation	5,877	7,349
Deferred taxes	2,402	(600)
Unrealized loss/(gain) on derivative financial instruments	13	(3)
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	10,491	(7,104)
Inventories, net	(5,664)	(7,628)
Prepaid expenses and other assets	(8,053)	1,161
Accounts payable	3,016	(5,638)
Accrued expenses and other liabilities	(20,515)	(4,601)
Net cash provided by operating activities	54,296	29,722
Cash flows from investing activities--
Additions to property and equipment	(3,097)	(3,151)
Acquisition of Giga	—	(1,603)
Acquisition of Cooktek	(335)	(86)
Acquisition of Danfotech	361	—
Acquisition of Cozzini	—	(2,000)
Acquisition of Baker (formerly known as Turkington)	(10,250)	—
Acquisition of Beech, net of cash acquired	—	(12,959)
Acquisition of Lincat, net of cash acquired	—	(82,130)
Acquisition of Drake, net of cash acquired	(403)	—
Net cash (used in) by investing activities	(13,724)	(101,929)
Cash flows from financing activities--
Net (repayments) proceeds under current revolving credit facilities	(42,300)	93,400
Net (repayments) proceeds under foreign bank loan	(641)	1,327
Repurchase of treasury stock	(14,472)	(9,453)
Debt issuance costs	—	(373)
Excess tax benefit related to share-based compensation	10,945	—
Net proceeds from stock issuances	1,299	224
Net cash (used in) provided by financing activities	(45,169)	85,125
Effect of exchange rates on cash and cash equivalents	$(392)	$815
Changes in cash and cash equivalents--
Net (decrease) increase in cash and cash equivalents	(4,989)	13,733
Cash and cash equivalents at beginning of year	40,216	7,656
Cash and cash equivalents at end of period	$35,227	$21,389

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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
In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 30, 2012 and December 31, 2011, and the results of operations for the three and six months ended June 30, 2012 and July 2, 2011 and cash flows for the six months ended June 30, 2012 and July 2, 2011.

B)	Non-Cash Share-Based Compensation
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $3.2 million and $5.3 million for the second quarter periods ended June 30, 2012 and July 2, 2011, respectively. Non-cash share-based compensation expense was $5.9 million and $7.3 million for the six month periods ended June 30, 2012 and July 2, 2011, respectively.

C)	Income Tax Contingencies
As of December 31, 2011, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $15.6 million (of which $14.1 million would impact the effective tax rate if recognized) plus approximately $1.9 million of accrued interest and $2.0 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Interest of $(0.2) million and $0.1 million were recognized in the second quarter of 2012 and 2011, respectively. Penalties of $(0.4) million and $0.1 million were recognized in the second quarter of 2012 and 2011, respectively. In the first six months ended June 30, 2012, the company recognized a benefit of $4.1 million for unrecognized tax benefits related to reduced tax exposures.
It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that approximately $0.1 million of its currently remaining unrecognized tax benefits may be recognized over the next twelve months as a result of lapses of statutes of limitations.

A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States - federal	2008 – 2011
United States - states	2004 – 2011
Australia	2011
Brazil	2010 – 2011
Canada	2009 – 2011
China	2003 – 2011
Denmark	2009 – 2011
France	2011
Germany	2011
Italy	2009 – 2011
Luxembourg	2011
Mexico	2007 – 2011
Philippines	2008 – 2011
South Korea	2006 – 2011
Spain	2008 – 2011
Taiwan	2008 – 2011
United Kingdom	2008 – 2011

D)	Fair Value Measures
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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of June 30, 2012
Financial Assets:
Pension plans	$21,599	$1,217	$—	$22,816

Financial Liabilities:
Interest rate swaps	$—	$3,338	$—	$3,338
Contingent consideration	$—	$—	$2,017	$2,017

As of December 31, 2011
Financial Assets:
Pension plans	$21,229	$1,297	$—	$22,526

Financial Liabilities:
Interest rate swaps	$—	$3,216	$—	$3,216
Contingent consideration	$—	$—	$3,398	$3,398
The contingent consideration relates to the earnout provisions recorded in conjunction with the acquisitions of CookTek and Danfotech.

E)	Consolidated Statements of Cash Flows
Cash paid for interest was $3.7 million and $3.8 million for the six months ended June 30, 2012 and July 2, 2011, respectively. Cash payments totaling $15.3 million and $11.3 million were made for income taxes for the six months ended June 30, 2012 and July 2, 2011, respectively, respectively.

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
The final allocation of cash paid for the Beech acquisition is summarized as follows (in thousands):

	(as initially reported) Apr 12, 2011	Measurement Period Adjustments	(as adjusted) Apr 12, 2011

Cash	$525	$—	$525
Current assets	1,145	(299)	846
Property, plant and equipment	57	—	57
Goodwill	11,433	(192)	11,241
Other intangibles	2,317	(294)	2,023
Current liabilities	(1,100)	(41)	(1,141)
Other non-current liabilities	(893)	826	(67)
Net assets acquired and liabilities assumed	13,484	—	13,484
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
The final allocation of cash paid for the Lincat acquisition is summarized as follows (in thousands):

	(as initially reported) May 27, 2011	Measurement Period Adjustments	(as adjusted) May 27, 2011

Cash	$12,392	$—	$12,392
Current assets	16,992	(29)	16,963
Property, plant and equipment	14,368	—	14,368
Goodwill	45,765	(7,274)	38,491
Other intangibles	31,343	1,976	33,319
Current liabilities	(10,924)	1,174	(9,750)
Long-term deferred tax liability	(13,803)	4,153	(9,650)
Other non-current liabilities	(1,611)	—	(1,611)
Net assets acquired and liabilities assumed	$94,522	$—	$94,522

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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) July 5, 2011	Measurement Period Adjustments	(as adjusted) July 5, 2011

Cash	$165	$—	$165
Current assets	1,073	(370)	703
Property, plant and equipment	102	(55)	47
Goodwill	3,423	2,543	5,966
Other intangibles	1,864	(778)	1,086
Other assets	4	—	4
Current liabilities	(309)	(807)	(1,116)
Long-term deferred tax liability	(46)	(144)	(190)
Other non-current liabilities	—	(750)	(750)
Consideration paid at closing	$6,276	$(361)	$5,915

Additional assets acquired post closing	—	730	730
Contingent consideration	1,500	—	1,500
Net assets acquired and liabilities assumed	$7,776	$369	$8,145

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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) July 22, 2011	Measurement Period Adjustments	(as adjusted) July 22, 2011

Current assets	$1,673	$(668)	$1,005
Property, plant and equipment	628	—	628
Goodwill	870	350	1,220
Other intangibles	922	—	922
Current liabilities	(246)	(264)	(510)
Net assets acquired and liabilities assumed	$3,847	$(582)	$3,265
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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Aug 1, 2011	Measurement Period Adjustments	(as adjusted) Aug 1, 2011

Cash	$110	$—	$110
Current assets	3,209	47	3,256
Property, plant and equipment	477	—	477
Goodwill	16,259	1,865	18,124
Other intangibles	6,784	(2,726)	4,058
Other assets	336	(11)	325
Current liabilities	(2,506)	8	(2,498)
Long-term deferred tax liability	(2,035)	817	(1,218)
Net assets acquired and liabilities assumed	$22,634	$—	$22,634

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

Drake
On December 2, 2011, the company completed its acquisition of all of the capital stock of the F.R. Drake Company (“Drake”), a manufacturer of automated loading systems for the food processing industry for a purchase price of approximately $21.7 million, net of cash acquired. During the second quarter of 2012, the company finalized the working capital provision provided for by the purchase agreement resulting in an additional payment to the seller of $0.4 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Dec 2, 2011	Measurement Period Adjustments	(as adjusted) Dec 2, 2011

Cash	$427	$—	$427
Current assets	4,245	—	4,245
Deferred tax asset	390	—	390
Property, plant and equipment	1,773	—	1,773
Goodwill	15,237	403	15,640
Other intangibles	5,810	—	5,810
Other assets	9	—	9
Current liabilities	(3,334)	—	(3,334)
Long-term deferred tax liability	(2,395)	—	(2,395)
Net assets acquired and liabilities assumed	$22,162	$403	$22,565

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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Dec 21, 2011	Measurement Period Adjustments	(as adjusted) Dec 21, 2011

Cash	$18,201	$—	$18,201
Current assets	14,612	(875)	13,737
Property, plant and equipment	941	489	1,430
Goodwill	23,789	386	24,175
Other intangibles	12,155	—	12,155
Other assets	25	—	25
Current liabilities	(18,440)	—	(18,440)
Long-term deferred tax liability	(3,975)	—	(3,975)
Other non-current liabilities	(450)	—	(450)
Net assets acquired and liabilities assumed	$46,858	$—	$46,858

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

Baker
On March 14, 2012, the company completed its acquisition of certain assets of Turkington USA, LLC (now known as "Baker"), a manufacturer of automated baking ovens for the food processing industry, for a purchase price of approximately $10.3 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Mar 14, 2012	Measurement Period Adjustments	(as adjusted) Mar 14, 2012

Current assets	$4,617	$(736)	$3,881
Property, plant and equipment	221	—	221
Goodwill	5,797	(14)	5,783
Other Intangibles	—	750	750
Current Liabilities	(385)	—	(385)
Net assets acquired and liabilities assumed	$10,250	$—	$10,250

The goodwill is subject to the non-amortization provisions of ASC 350. Other intangibles includes $0.8 million allocated to customer relationships, which are being amortized over 5 years. Goodwill of Baker is allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
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
On July 27, 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350)”. Similar to ASU 2011-08, this ASU amends the guidance in ASC 350-30. While ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit, ASU-2012-02 allows an entity the option to make a qualitative evaluation to determine whether the existence of events and circumstances indicate that it is more likely than not the indefinite-lived intangible asset is impaired thus requiring the entity to perform quantitative impairment tests in accordance with ASC 350-30. The ASU also amends previous guidance by expanding upon the examples of events and circumstances that an entity should consider when making the qualitative evaluation. The company is currently evaluating its adoption approach to this guidance.

5)	Other Comprehensive Income
The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income."
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jun 30, 2012	Jul 2, 2011	Jun 30, 2012	Jul 2, 2011
Net earnings	$31,045	$19,628	$53,140	$37,453
Currency translation adjustment	(7,527)	1,285	(1,542)	1,844
Pension liability adjustment, net of tax	169	—	141	—
Unrealized gain on interest rate swaps, net of tax	(95)	(272)	(53)	(198)
Comprehensive income	$23,592	$20,641	$51,686	$39,099
Accumulated other comprehensive loss is comprised of unrecognized pension benefit costs of $7.5 million, net of taxes as of June 30, 2012 and December 31, 2011, cumulative foreign currency translation losses of $12.8 million and $11.2 million as of June 30, 2012 and December 31, 2011, respectively and an unrealized loss on interest rate swaps of $1.7 million and $1.7 million, net of taxes as of June 30, 2012 and December 31, 2011, respectively.

6)	Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $18.9 million at June 30, 2012 and $18.6 million at December 31, 2011 and represented approximately 14.4% and 15.0% of the total inventory in each respective period. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at June 30, 2012 and December 31, 2011 are as follows:

	Jun 30, 2012	Dec 31, 2011
	(in thousands)
Raw materials and parts	$76,714	$69,576
Work-in-process	17,454	15,204
Finished goods	37,132	39,261
	131,300	124,041
LIFO reserve	259	259
	$131,559	$124,300

7)	Goodwill
Changes in the carrying amount of goodwill for the three months ended June 30, 2012 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Total

Balance as of December 31, 2011	$375,352	$102,460	$477,812
Goodwill acquired during the year	—	5,783	5,783
Measurement period adjustments to goodwill acquired in prior year	528	639	1,167
Exchange effect	452	(587)	(135)
Balance as of June 30, 2012	$376,332	$108,295	$484,627

8)	Accrued Expenses
Accrued expenses consist of the following:

	Jun 30, 2012	Dec 31, 2011
	(in thousands)
Advanced customer deposits	$33,622	$33,246
Accrued payroll and related expenses	31,609	41,434
Accrued warranty	15,474	13,842
Accrued customer rebates	13,812	23,136
Accrued product liability and workers compensation	11,970	10,771
Accrued agent commission	8,607	8,668
Accrued professional services	7,316	7,497
Other accrued expenses	24,890	31,798
	$147,300	$170,392

9)	Warranty Costs
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
A rollforward of the warranty reserve is as follows:

Six Months Ended
Jun 30, 2012
(in thousands)
Beginning balance	$13,842
Warranty reserve related to acquisitions	292
Warranty expense	13,888
Warranty claims	(12,548)
Ending balance	$15,474

10)	Financing Arrangements

	Jun 30, 2012	Dec 31, 2011
	(in thousands)
Senior secured revolving credit line	$267,100	$309,400
Foreign loans	7,099	7,935
Total debt	$274,199	$317,335
Less: Current maturities of long-term debt	5,696	315,831
Long-term debt	$268,503	$1,504
Terms of the company’s senior credit agreement provide for $600.0 million of availability under a revolving credit line. As of June 30, 2012, the company had $267.1 million of borrowings outstanding under this facility. The company also had $5.6 million in outstanding letters of credit as of June 30, 2012, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $320.2 million at June 30, 2012.
At June 30, 2012, borrowings under the senior secured credit facility are assessed at an interest rate of 1.00% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At June 30, 2012 the average interest rate on the senior debt amounted to 1.26%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.20% as of June 30, 2012.
In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On June 30, 2012 these facilities amounted to $3.0 million in U.S. dollars, including $1.5 million outstanding under a revolving credit facility and $1.5 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 4.63% on June 30, 2012. The term loan matures in 2013 and the interest rate is assessed at 4.55%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On June 30, 2012 these facilities amounted to $3.7 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At June 30, 2012, the average interest rate on these facilities was approximately 4.15%. The facilities mature in April 2015.
In December 2011, the company completed its acquisition of Armor Inox in France. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On June 30, 2012, these facilities amounted to $0.4 million in U.S. dollars.   The interest rate on the credit facilities is variable based on the six-month Euro LIBOR. The facilities mature in April 2015. At June 30, 2012, the average interest rate on these facilities was approximately 1.70%.
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
The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations. The upfront cash payment is the amount that a market participant would be able to lend at June 30, 2012 to achieve sufficient cash inflows to cover the cash outflows under the company’s senior revolving credit facility assuming the facility was outstanding in its entirety until maturity. Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s senior revolving credit facility in December 2012. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods. The carrying value and estimated aggregate fair value, a level 2 measurement, based primarily on market prices, of debt is as follows (in thousands):

	Jun 30, 2012		Dec 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$274,199	$272,828	$317,335	$315,749
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
The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of June 30, 2012 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date
$20,000,000	1.800%	11/23/09	11/23/12
20,000,000	1.560%	03/11/10	12/11/12
15,000,000	0.950%	08/06/10	12/06/12
25,000,000	1.610%	02/23/11	02/24/14
25,000,000	2.520%	02/23/11	02/23/16
25,000,000	0.975%	07/18/11	07/18/14
15,000,000	1.185%	09/12/11	09/12/16
15,000,000	0.620%	09/12/11	09/11/14

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, a maximum ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 3.5 and a minimum EBITDA to fixed charges ratio of 1.25. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company. At June 30, 2012, the company was in compliance with all covenants pursuant to its borrowing agreements.
The current senior revolving facility matures on December 28, 2012. Subsequent to the end of the second quarter, the company entered into a new senior secured multi-currency credit facility. See Note 14 for further information.

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
Foreign Exchange: The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward contracts outstanding at June 30, 2012. The fair value of the forward contracts was a liability of $0.4 million at the end of the second quarter of 2012.

Sell		Purchase		Maturity
15,000,000	British Pounds	18,537,000	Euro Dollars	September 28, 2012
10,000,000	British Pounds	12,461,000	Euro Dollars	September 28, 2012
3,000,000	British Pounds	4,641,000	US Dollars	September 28, 2012
4,000,000	Canadian Dollars	3,860,000	US Dollars	September 28, 2012
30,000,000	Euro Dollars	37,290,000	US Dollars	September 28, 2012
20,000,000	Mexican Pesos	1,452,000	US Dollars	September 28, 2012

Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of June 30, 2012, the fair value of these instruments was a liability of $3.3 million. The change in fair value of these swap agreements in the first six months of 2012 was a loss of $0.1 million, net of taxes.
The following tables summarize the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Jun 30, 2012	Dec 31, 2011
Fair value	Other non-current liabilities	$(3,338)	$(3,216)
The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Six Months Ended
	Presentation of Gain/(loss)	Jun 30, 2012	Jul 2, 2011	Jun 30, 2012	Jul 2, 2011
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$(701)	$(1,286)	$(1,152)	$(1,920)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(510)	$(787)	$(1,017)	$(1,577)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$14	$(37)	$13	$3
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

12)	Segment Infomation
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
The Food Processing Equipment Group manufactures preparation, cooking, packaging and food safety equipment for the food processing industry. This business segment has manufacturing operations in Illinois, Iowa, North Carolina, Virginia, Wisconsin, Australia, France, Germany and Mexico. Principal product lines of this group include batch ovens, belt ovens, continuous processing ovens, automated thermal processing systems, automated loading and unloading systems, meat presses, breading, battering, mixing, forming, grinding and slicing equipment, food suspension, reduction and emulsion systems, defrosting equipment, packaging and food safety equipment. These products are sold and marketed under the brand names: Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions (formerly known as Turkington), Danfotech, Drake, Maurer-Atmos, MP Equipment and RapidPak.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker evaluates individual segment performance based on operating income. Management believes that intersegment sales are made at established arms length transfer prices.
Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jun 30, 2012		Jul 2, 2011		Jun 30, 2012		Jul 2, 2011
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$196,546	75.6%	$178,271	84.5%	$374,816	76.7%	$332,004	84.4%
Food Processing	63,494	24.4%	32,584	15.5%	114,047	23.3%	61,423	15.6%
Total	$260,040	100.0%	$210,855	100.0%	$488,863	100.0%	$393,427	100.0%

The following table summarizes the results of operations for the company's business segments(1) (in thousands):

	Commercial Foodservice	Food Processing	Corporate and Other(2)	Total
Three Months Ended June 30, 2012
Net sales	$196,546	$63,494	$—	$260,040
Income from operations	49,657	9,658	(13,977)	45,338
Depreciation and amortization expense	4,291	2,021	230	6,542
Net capital expenditures	1,025	468	20	1,513

Six Months Ended June 30, 2012
Net sales	374,816	114,047	—	488,863
Income from operations	89,403	15,878	(23,283)	81,998
Depreciation and amortization expense	9,207	3,932	450	13,589
Net capital expenditures	2,329	723	45	3,097

Total assets	842,585	239,714	58,715	1,141,014
Long-lived assets	608,770	150,561	18,360	777,691

Three Months Ended July 2, 2011
Net sales	$178,271	$32,584	$—	$210,855
Income from operations	43,408	6,435	(14,595)	35,248
Depreciation and amortization expense	4,568	550	168	5,286
Net capital expenditures	1,261	113	74	1,448

Six Months Ended July 2, 2011
Net sales	332,004	61,423	—	393,427
Income from operations	79,243	11,222	(23,853)	66,612
Depreciation and amortization expense	7,891	1,101	341	9,333
Net capital expenditures	2,794	139	218	3,151

Total assets	857,058	98,793	63,235	1,019,086
Long-lived assets	617,454	56,659	33,595	707,708

(1)Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)Includes corporate and other general company assets and operations.

Long-lived assets by major geographic region are as follows (in thousands):

	Jun 30, 2012	Jul 2, 2011
United States and Canada	$607,036	$581,134
Asia	35,729	15,442
Europe and Middle East	133,665	110,245
Latin America	1,261	887
Total international	$170,655	$126,574
	$777,691	$707,708
Net sales by major geographic region were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jun 30, 2012	Jul 2, 2011	Jun 30, 2012	Jul 2, 2011
United States and Canada	$177,424	$155,549	$334,493	$296,180
Asia	24,057	13,528	43,139	23,824
Europe and Middle East	41,227	31,710	80,876	53,620
Latin America	17,332	10,068	30,355	19,803
Total international	$82,616	$55,306	$154,370	$97,247
	$260,040	$210,855	$488,863	$393,427

13)	Employee Retirement Plans

(a)	Pension Plans
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

14)	Subsequent Event

On August 7, 2012, the company entered into a new senior secured multi-currency credit facility. Terms of the new credit agreement provide for $1.0 billion of availability under a revolving credit line. The revolving credit facility will terminate and all amounts outstanding thereunder will be due and payable in August of 2017. On August 7, 2012, the company borrowed approximately $272.1 million to refinance the balances under the company’s previous credit facility. Under the credit facility, borrowings assessed at an interest rate of LIBOR plus a credit margin, which fluctuates based on the company's leverage covenant, or the higher of the Prime Rate and the Federal Funds Rate. At the inception of the new credit facility, company borrowings will be assessed at an interest rate of LIBOR plus 1.50%.

The terms of the new senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, a maximum ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 3.5 and a minimum EBITDA to fixed charges ratio of 1.25. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65.0% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jun 30, 2012		Jul 2, 2011		Jun 30, 2012		Jul 2, 2011
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$196,546	75.6%	$178,271	84.5%	$374,816	76.7%	$332,004	84.4%
Food Processing	63,494	24.4%	32,584	15.5%	114,047	23.3%	61,423	15.6%
Total	$260,040	100.0%	$210,855	100.0%	$488,863	100.0%	$393,427	100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended		Six Months Ended
	Jun 30, 2012	Jul 2, 2011	Jun 30, 2012	Jul 2, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.8%	59.5%	61.3%	60.1%
Gross profit	39.2%	40.5%	38.7%	39.9%
Selling, general and administrative expenses	21.8%	23.8%	21.9%	23.0%
Income from operations	17.4%	16.7%	16.8%	16.9%
Net interest expense and deferred financing amortization	0.7%	1.0%	0.8%	1.1%
Other (income) expense, net	(0.1)%	0.8%	0.2%	0.3%
Earnings before income taxes	16.8%	14.9%	15.8%	15.5%
Provision for income taxes	4.9%	5.6%	4.9%	6.0%
Net earnings	11.9%	9.3%	10.9%	9.5%

Three Months Ended June 30, 2012 Compared to Three Months Ended July 2, 2011

NET SALES. Net sales for the second quarter of fiscal 2012 were $260.0 million as compared to $210.9 million in the second quarter of 2011. The increase in net sales of $38.8 million, or 18.4%, was attributable to acquisition growth, resulting from the fiscal 2011 acquisitions of Lincat, Danfotech, Maurer, Auto-Bake, Drake and Armor Inox and the fiscal 2012 acquisition of Baker. Excluding acquisitions, net sales increased $10.3 million, or 4.9%, from the prior year, reflecting a net sales increase of 5.4% at the Commercial Foodservice Equipment Group and an increase of 2.1% at the Food Processing Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $18.2 million, or 10.2%, to $196.5 million million in the second quarter of 2012 as compared to $178.3 million in the prior year quarter. Net sales resulting from the acquisition of Lincat, which was acquired on May 27, 2011, accounted for an increase of $8.6 million during the second quarter of 2012. Excluding the impact of these acquisitions, net sales of Commercial Foodservice Equipment increased by $9.6 million, or 5.4%, as compared to the prior year quarter. International sales increased $6.4 million, or 13.7%, to $53.0 million, as compared to $46.6 million in the prior year quarter. This includes the increase of $8.6 million from the recent acquisitions, as these companies primarily have international sales. The increase in international sales reflects continued market penetration resulting from investments in the international selling organization over the past several years and growing business in emerging markets where the company is well positioned. Domestically, the company also realized a sales increase of $11.8 million, or 9.0%, to $143.5 million, as compared to $131.7 million in the prior year quarter. This increase in domestic sales includes increased sales with major restaurant chains on new product initiatives and reflects improvements in general market conditions.

•
Net sales of the Food Processing Equipment Group increased by $30.9 million, or 94.8%, to $63.5 million in the second quarter of 2012 as compared to $32.6 million in the prior year quarter. Net sales resulting from the acquisitions of Danfotech, Maurer, Auto-Bake, Drake, Armor Inox and Baker, which were acquired on July 5, 2011, July 22, 2011, August 1, 2011, December 2, 2011, December 21, 2011 and March 14, 2012, respectively, accounted for an increase of $30.2 million during the second quarter of 2012. Excluding the impact of these acquisitions, net sales of Food Processing Equipment increased by $0.7 million, or 2.1%, as compared to the prior year quarter. International sales increased by $20.8 million, or 236.4%, to $29.6 million, as compared to $8.8 million in the prior year quarter. This includes an increase of $16.8 million from the recent acquisitions. Domestically, the company also realized a sales increase of $10.1 million, or 42.4%, to $33.9 million, as compared to $23.8 million in the prior year quarter. This includes an increase of $13.3 million from the recent acquisitions.The increase in sales, both international and domestic, is reflective of the strong order backlog at the end of 2011.

GROSS PROFIT. Gross profit increased to $101.8 million in the second quarter of 2012 from $85.3 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate decreased from 40.5% in the second quarter of 2011 to 39.2% in the second quarter of 2012. The net decrease in the gross margin rate reflects the impact of lower margins at certain of the newly acquired companies and an unfavorable sales mix offset in part by the impact of increased sales volumes.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $7.7 million, or 10.5%, to $80.8 million million in the second quarter of 2012 as compared to $73.1 million in the prior year quarter. The gross margin rate was relatively consistent at 41.1% as compared to 41.0% in the prior year quarter. Gross profit from the acquisition of Lincat, which was acquired during fiscal 2011, accounted for approximately $3.5 million of the increase in gross profit during the quarter. Excluding the recent acquisitions, the gross profit increased by approximately $4.2 million on higher sales volumes.

•
Gross profit at the Food Processing Equipment Group increased by $10.0 million, or 82.0%, to $22.2 million in the second quarter of 2012 as compared to $12.2 million in prior year quarter. The gross margin rate declined to 35.0% as compared to 37.4% in the prior year quarter due to lower margins at recently acquired companies. Gross profit from the acquisitions of Danfotech, Maurer, Auto-Bake, Drake, Armor Inox and Baker, accounted for approximately $9.5 million of the increase. Excluding the recent acquisition, the gross profit increased by approximately $0.5 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $50.1 million in the second quarter of 2011 to $56.5 million in the second quarter of 2012. As a percentage of net sales, operating expenses were 23.8% in the second quarter of 2011 as compared to 21.8% in the second quarter of 2012. Selling expenses increased from $21.6 million in the second quarter of 2011 to $28.3 million in the second quarter of 2012. Selling expenses reflect increased costs of $4.7 million associated with the Lincat, Danfotech, Maurer, Auto-Bake, Drake, Armor Inox and Baker acquisitions. Additionally, expenses increased $0.8 million due to sales incentive programs and $0.5 million related to higher commissions and bonuses on higher sales volumes. General and administrative expenses decreased from $28.5 million in the second quarter of 2011 to $28.2 million in the second quarter of 2012. General and administrative expenses reflect $3.9 million of increased costs associated with the Lincat, Danfotech, Maurer, Auto-Bake, Drake, Armor Inox and Baker acquisitions including $1.9 million of non-cash intangible amortization expense. The increase related to acquisition costs is offset by decreases of $1.9 million in incentive compensation, $1.0 million in professional fees and $0.5 million in professional services associated with acquisition related activities.
NON-OPERATING EXPENSES. Interest and deferred financing amortization costs decreased to $2.0 million in the second quarter of 2012 as compared to $2.1 million in the second quarter of 2011. Other income was $(0.4) million in the second quarter of 2012 as compared to $1.6 million of other expense in the prior year second quarter and consists primarily of foreign exchange gains and losses.
INCOME TAXES. A tax provision of $12.7 million, at an effective rate of 29.0%, was recorded during the second quarter 2012, as compared to an $11.9 million provision a 37.8% effective rate in the prior year quarter. In comparison to the prior year quarter, the tax provision reflects a lower effective rate on increased income in lower tax rate foreign jurisdictions, increased deductions related to U.S. manufacturing activities and favorable adjustments to tax reserves related to reduced state exposures.

Six Months Ended June 30, 2012 Compared to Six Months Ended July 2, 2011

NET SALES. Net sales for the six month period ended June 30, 2012 were $488.9 million as compared to $393.4 million in the six month period ended July 2, 2011. The increase in net sales of $75.2 million, or 19.1%, was attributable to acquisition growth, resulting from the fiscal 2011 acquisitions of Beech, Lincat, Danfotech, Maurer, Auto-Bake, Drake and Armor Inox and the fiscal 2012 acquisition of Baker. Excluding acquisitions, net sales increased $20.2 million, or 5.1%, from the prior year, reflecting a net sales increase of 5.8% at the Commercial Foodservice Equipment Group and an increase of 1.8% at the Food Processing Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $42.8 million, or 12.9%, to $374.8 million in the six month period ended June 30, 2012 as compared to $332.0 million in the prior period. Net sales resulting from the acquisitions of Beech and Lincat, which were acquired on April 12, 2011 and May 27, 2011, respectively, accounted for an increase of $23.7 million during the six month period ended June 30, 2012. Excluding the impact of these acquisitions, net sales of Commercial Foodservice Equipment increased by $19.1 million, or 5.8%, as compared to the prior period. International sales increased $22.1 million, or 27.3%, to $103.2 million, as compared to $81.1 million in the prior period. This includes the increase of $23.7 million from the recent acquisitions, as these companies primarily have international sales. The increase in international sales reflects continued market penetration resulting from investments in the international selling organization over the past several years and growing business in emerging markets where the company is well positioned. Domestically, the company also realized a sales increase of $20.7 million, or 8.3%, to $271.6 million, as compared to $250.9 million in the prior period. This increase in domestic sales includes increased sales with major restaurant chains on new product initiatives and reflects improvements in general market conditions.

•
Net sales of the Food Processing Equipment Group increased by $52.6 million, or 85.7%, to $114.0 million in the six month period ended June 30, 2012 as compared to $61.4 million in the prior period. Net sales resulting from the acquisitions of Danfotech, Maurer, Auto-Bake, Drake, Armor Inox and Baker, which were acquired on July 5, 2011, July 22, 2011, August 1, 2011, December 2, 2011, December 21, 2011 and March 14, 2012, respectively, accounted for an increase of $51.5 million during the six month period ended June 30, 2012. Excluding the impact of these acquisitions, net sales of Food Processing Equipment increased by $1.1 million, or 1.8%, as compared to the prior period. International sales increased by $35.0 million, or 217.4%, to $51.1 million, as compared to $16.1 million in the prior period. This includes an increase of $28.0 million from the recent acquisitions. Domestically, the company also realized a sales increase of $17.6 million, or 38.9%, to $62.9 million, as compared to $45.3 million in the prior year quarter. The increase in sales, both international and domestic, is reflective of the strong order backlog at the end of 2011.

GROSS PROFIT. Gross profit increased to $189.3 million in the six month period ended June 30, 2012 from $157.2 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate decreased from 39.9% in the six month period end July 2, 2011 to 38.7% in the current year period. The net decrease in the gross margin rate reflects the impact of lower margins at certain of the newly acquired companies and an unfavorable sales mix offset in part by the impact of increased sales volumes.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $17.0 million, or 12.6%, to $152.0 million in the six month period ended June 30, 2012 as compared to $135.0 million in the prior year period. The gross margin rate was relatively consistent at 40.6% as compared to 40.7% in the prior year period. Gross profit from the acquisitions of Beech and Lincat, which were acquired during fiscal 2011, accounted for approximately $9.1 million of the increase in gross profit during the period. Excluding the recent acquisitions, the gross profit increased by approximately $7.9 million on higher sales volumes.

•
Gross profit at the Food Processing Equipment Group increased by $16.9 million, or 75.8%, to $39.2 million in the six month period ended June 30, 2012 as compared to $22.3 million in prior year period. The gross margin rate declined to 34.4% as compared to 36.3% in the prior year period due to lower margins at recently acquired companies. Gross profit from the acquisitions of Danfotech, Maurer, Auto-Bake, Drake, Armor Inox and Baker, accounted for approximately $16.9 million of the increase.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $90.5 million in the six month period ended July 2, 2011 to $107.3 million in the six month period ended June 30, 2012. As a percentage of net sales, operating expenses were 23.0% in the six month period ended July 2, 2011 as compared to 21.9% in the six month period ended June 30, 2012. Selling expenses increased from $42.1 million in the six month period ended July 2, 2011 to $53.4 million in the six month period ended June 30, 2012. Selling expenses reflect increased costs of $9.1 million associated with the Beech, Lincat, Danfotech, Maurer, Auto-Bake, Drake, Armor Inox and Baker acquisitions. Additionally, expenses increased $1.0 million due to sales incentive programs and $0.9 million related to higher commissions and bonuses on higher sales volumes. General and administrative expenses increased from $48.4 million in the six month period ended July 2, 2011 to $53.9 million in the six month period ended June 30, 2012. General and administrative expenses reflect $9.2 million of increased costs associated with the Beech, Lincat, Danfotech, Maurer, Auto-Bake, Drake, Armor Inox and Baker acquisitions including $4.0 million of non-cash intangible amortization expense. The increase related to acquisition costs is offset by a decreases of $0.8 million in incentive compensation, $0.5 million in professional fees, $0.5 million in professional services associated with acquisition related activities and $1.0 million in reduction to acquisition related future earnout payments.
NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $4.1 million in the six month period ended June 30, 2012 as compared to $4.2 million in the prior period. Other expense was $0.9 million in the six month period ended June 30, 2012 as compared to $1.4 million of other income in the prior year period and consists primarily of foreign exchange gains and losses.
INCOME TAXES. A tax provision of $23.9 million, at an effective rate of 31.0%, was recorded during the six month period ended June 30, 2012, as compared to a $23.5 million provision at a 38.6% effective rate in the prior year period. In comparison to the prior year period, the tax provision reflects a lower effective rate on increased income in lower tax rate foreign jurisdictions, increased deductions related to U.S. manufacturing activities and favorable adjustments to tax reserves related to reduced state exposures.
Financial Condition and Liquidity
During the six months ended June 30, 2012, cash and cash equivalents decreased by $5.0 million to $35.2 million at June 30, 2012 from $40.2 million at December 31, 2011. Net borrowings decreased from $317.3 million at December 31, 2011 to $274.2 million at June 30, 2012.
OPERATING ACTIVITIES. Net cash provided by operating activities was $54.3 million for the six months ended June 30, 2012 compared to $29.7 million for the six months ended July 2, 2011 due primarily to increased earnings.
During the six months ended June 30, 2012, working capital levels changed due to increased working capital needs. These changes in working capital levels included a $5.7 million increase in inventory, due to several factors including increased order rates, increased inventory levels during build out periods in conjunction with plant consolidation efforts and higher levels of stock associated with foreign sourcing initiatives. Accounts receivable decreased $10.5 million due to the seasonal impact of lower sales volumes in the second quarter and lower receivable balances at the Food Processing Group due to the timing of projects which are often paid in advance. Changes in working capital levels also included an $8.1 million increase in prepaid expenses and other assets, $3.0 million increase in accounts payable and $20.5 million decrease in accrued expenses and other non-current liabilities.
INVESTING ACTIVITIES. During the six months ended June 30, 2012, net cash used in investing activities included $10.0 million related to the 2012 acquisition of Baker and prior year acquisitions of CookTek, Danfotech and Drake along with $3.1 million of additions and upgrades of production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows used by financing activities were $45.2 million during the six months ended June 30, 2012. The company’s borrowing activities included $42.3 million of net repayments under its $600.0 million revolving credit facility and $0.6 million of net repayments of foreign borrowings.
The company used $14.5 million to repurchase 148,677 shares of its common stock that were surrendered to the company by employees in lieu of cash for payment for withholding taxes related to restricted stock vestings and stock option exercises that occurred during the six months ended June 30, 2012.

At June 30, 2012, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, acquisitions, product development and integration expenditures for the foreseeable future.
Subsequent to the end of the second quarter, the company entered into a new senior secured multi-currency credit facility. See Note 14 to the the Notes to the Condensed Consolidated Financial Statements for further information.
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
On July 27, 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350)”. Similar to ASU 2011-08, this ASU amends the guidance in ASC 350-30. While ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit, ASU-2012-02 allows an entity the option to make a qualitative evaluation to determine whether the existence of events and circumstances indicate that it is more likely than not the indefinite-lived intangible asset is impaired thus requiring the entity to perform quantitative impairment tests in accordance with ASC 350-30. The ASU also amends previous guidance by expanding upon the examples of events and circumstances that an entity should consider when making the qualitative evaluation. The company is currently evaluating its adoption approach to this guidance.

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
Contractual Obligations
The company's contractual cash payment obligations as of June 30, 2012 are set forth below (in thousands):

	Amounts Due Sellers From Acquisitions	Debt	Estimated Interest on Debt	Operating Leases	Idle Facility Lease	Total Contractual Cash Obligations
Less than 1 year	$2,017	$5,696	$3,523	$5,555	$252	$17,043
1-3 years	—	228	254	7,387	—	7,869
3-5 years	—	250	143	2,912	—	3,305
After 5 years	—	268,025	17	1,405	—	269,447
	$2,017	$274,199	$3,937	$17,259	$252	$297,664
The company has obligations to make $2.0 million of purchase price payments to the sellers of CookTek and Danfotech that were deferred in conjunction with the acquisition.
As of June 30, 2012, the company had $267.1 million outstanding under its revolving credit line as part of its senior credit agreement. The average interest rate on this debt amounted to 1.26% at June 30, 2012. This facility matures on 2012-12-28. As of June 30, 2012, the company also has $7.1 million of debt outstanding under various foreign credit facilities. The estimated interest payments reflected in the table above assume that the level of debt and average interest rate on the company’s revolving credit line under its senior credit agreement does not change until the facility reaches maturity in December 2012. The estimated payments also assume that relative to the company’s foreign borrowings: all scheduled term loan payments are made; the level of borrowings does not change; and the average interest rates remain at their June 30, 2012 rates. Also reflected in the table above is $1.0 million of payments to be made related to the company’s interest rate swap agreements in 2012.
Idle facility lease consists of an obligation for a manufacturing location that was exited in conjunction with the company's manufacturing consolidation efforts. This lease obligation continues through June 2012. The obligations presented above do not reflect any anticipated sublease income from the facilities.
The company’s projected benefit obligation under its defined benefit plans exceeded the plans’ assets by $22.6 million at the end of 2011.  The unfunded benefit obligations were comprised of a $1.6 million underfunding of the company's union plan, $7.4 million underfunding of the company’s Smithville plan, which was acquired as part of the Star acquisition, $2.2 million underfunding of the company’s Wrexham plan, which was acquired as part of the Lincat acquisition, and $11.4 million underfunding of the company's director plans.  The company expects to continue to make minimum contributions to the Smithville and union plans as required by ERISA, of $0.3 million and $0.1 million, respectively, in 2012.  The company expects to contribute $0.5 million to the Wrexham plan in 2012.
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

Twelve Month Period Ending	Fixed Rate Debt	Variable Rate Debt
	(in thousands)
June 30, 2013	$—	$5,696
June 30, 2014	—	112
June 30, 2015	—	116
June 30, 2016	—	122
June 30, 2017 and thereafter	—	268,153
	$—	$274,199
Terms of the company’s senior credit agreement provide for $600.0 million of availability under a revolving credit line. As of June 30, 2012, the company had $267.1 million of borrowings outstanding under this facility. The company also has $5.6 million in outstanding letters of credit as of June 30, 2012, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $320.2 million at June 30, 2012.
At June 30, 2012, borrowings under the senior secured credit facility are assessed at an interest rate 1.00% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At June 30, 2012 the average interest rate on the senior debt amounted to 1.26%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.20% as of June 30, 2012.
In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On June 30, 2012 these facilities amounted to $3.0 million in U.S. dollars, including $1.5 million outstanding under a revolving credit facility and $1.5 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 4.63% on June 30, 2012. The term loan matures in 2013 and the interest rate is assessed at 4.55%.
In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On June 30, 2012 these facilities amounted to $3.7 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At June 30, 2012, the average interest rate on these facilities was approximately 4.15%. The facilities mature in April 2015.
In December 2011, the company completed its acquisition of Armor Inox in France. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On March 31, 2011, these facilities amounted to $0.4 million in U.S. dollars.   The interest rate on the credit facilities is variable based on the six-month Euro LIBOR. The facilities mature in April 2015. At June 30, 2012, the average interest rate on these facilities was approximately 1.70%.
The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and integration expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of June 30, 2012 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date
$20,000,000	1.800%	11/23/09	11/23/12
20,000,000	1.560%	03/11/10	12/11/12
15,000,000	0.950%	08/06/10	12/06/12
25,000,000	1.610%	02/23/11	02/24/14
25,000,000	2.520%	02/23/11	02/23/16
25,000,000	0.975%	07/18/11	07/18/14
15,000,000	1.185%	09/12/11	09/12/16
15,000,000	0.620%	09/12/11	09/11/14

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, a maximum ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 3.5 and a minimum EBITDA to fixed charges ratio of 1.25. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company. At June 30, 2012, the company was in compliance with all covenants pursuant to its borrowing agreements.
Subsequent to the end of the second quarter, the company entered into a new senior secured multi-currency credit facility. See Note 14 to the the Notes to the Condensed Consolidated Financial Statements for further information.
Financing Derivative Instruments
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of June 30, 2012, the fair value of these instruments was a liability of $3.3 million. The change in fair value of these swap agreements in the first three months of 2011 was a loss of $0.1 million, net of taxes.

Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward contracts outstanding at June 30, 2012. The fair value of the forward contracts was a liability of $0.4 million at the end of the second quarter of 2012.

Sell		Purchase		Maturity
15,000,000	British Pounds	18,537,000	Euro Dollars	September 28, 2012
10,000,000	British Pounds	12,461,000	Euro Dollars	September 28, 2012
3,000,000	British Pounds	4,641,000	US Dollars	September 28, 2012
4,000,000	Canadian Dollars	3,860,000	US Dollars	September 28, 2012
30,000,000	Euro Dollars	37,290,000	US Dollars	September 28, 2012
20,000,000	Mexican Pesos	1,452,000	US Dollars	September 28, 2012

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
As of June 30, 2012, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended June 30, 2012, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the six months ended June 30, 2012, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
April 1 to April 28, 2012	34,599	$99.00	34,599	111,140
April 29, to May 26, 2012	—	—	—	111,140
May 27 to June 30, 2012	—	—	—	111,140
Quarter ended June 30, 2012	34,599	$99.00	34,599	111,140
In July 1998, the company's Board of Directors adopted a stock repurchase program that authorized the purchase of common shares in open market purchases. As of June 30, 2012, 1,688,860 shares had been purchased under the 1998 stock repurchase program.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended June 30, 2012, filed on August 9, 2012, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	August 9, 2012	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer