Form 10-Q
period 2012-09-29
MIDDLEBY CORP
filed 2012-11-08
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 29, 2012
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

As of November 2, 2012 there were 18,738,580 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED September 29, 2012

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Sep 29, 2012	Dec 31, 2011
Current assets:
Cash and cash equivalents	$35,105	$40,216
Accounts receivable, net of reserve for doubtful accounts of $7,347 and $6,878	145,109	151,441
Inventories, net	147,021	124,300
Prepaid expenses and other	20,200	12,336
Current deferred taxes	37,119	39,090
Total current assets	384,554	367,383
Property, plant and equipment, net of accumulated depreciation of $60,443 and $54,014	64,042	62,507
Goodwill	505,183	477,812
Other intangibles	230,062	234,726
Other assets	10,161	4,084
Total assets	$1,194,002	$1,146,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3,409	$315,831
Accounts payable	74,101	63,394
Accrued expenses	155,862	170,392
Total current liabilities	233,372	549,617
Long-term debt	265,905	1,504
Long-term deferred tax liability	36,820	37,845
Other non-current liabilities	51,722	46,577
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 47,500,000 shares authorized; 23,337,661 and 23,093,338 shares issued in 2012 and 2011, respectively	140	137
Paid-in capital	225,876	202,321
Treasury stock at cost; 4,599,081 and 4,437,428 shares in 2012 and 2011, respectively	(142,667)	(126,682)
Retained earnings	538,635	455,727
Accumulated other comprehensive loss	(15,801)	(20,534)
Total stockholders' equity	606,183	510,969
Total liabilities and stockholders' equity	$1,194,002	$1,146,512

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep 29, 2012	Oct 1, 2011	Sep 29, 2012	Oct 1, 2011
Net sales	$257,699	$218,720	$746,562	$612,147
Cost of sales	157,254	131,402	456,818	367,662
Gross profit	100,445	87,318	289,744	244,485
Selling and distribution expenses	25,965	24,555	79,414	66,692
General and administrative expenses	27,051	25,577	80,903	73,995
Income from operations	47,429	37,186	129,427	103,798
Net interest expense and deferred financing amortization, net	2,988	2,324	7,046	6,503
Other expense (income), net	2,765	(424)	3,652	1,022
Earnings before income taxes	41,676	35,286	118,729	96,273
Provision for income taxes	11,907	11,825	35,820	35,359
Net earnings	$29,769	$23,461	$82,909	$60,914
Net earnings per share:
Basic	$1.63	$1.30	$4.55	$3.38
Diluted	$1.60	$1.26	$4.47	$3.29
Weighted average number of shares
Basic	18,296	18,040	18,237	17,998
Dilutive common stock equivalents[1]	284	540	302	537
Diluted	18,580	18,580	18,539	18,535

Comprehensive income	$35,956	$11,881	$87,642	$50,980

1 There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	Sep 29, 2012	Oct 1, 2011
Cash flows from operating activities--
Net earnings	$82,909	$60,914
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	20,690	14,667
Non-cash share-based compensation	9,009	12,776
Deferred taxes	868	(900)
Unrealized loss on derivative financial instruments	18	19
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	12,569	(11,741)
Inventories, net	(14,342)	(8,987)
Prepaid expenses and other assets	(9,150)	2,264
Accounts payable	8,163	(9,325)
Accrued expenses and other liabilities	(16,740)	5,994
Net cash provided by operating activities	93,994	65,681
Cash flows from investing activities--
Additions to property and equipment	(5,963)	(4,880)
Acquisition of Giga	—	(1,603)
Acquisition of Cooktek	(335)	(86)
Acquisition of Danfotech, net of cash acquired	361	(6,111)
Acquisition of Cozzini, net of cash acquired	—	(2,000)
Acquisition of Beech, net of cash acquired	—	(12,959)
Acquisition of Lincat, net of cash acquired	—	(82,130)
Acquisition of Maurer	—	(3,847)
Acquisition of Auto-Bake, net of cash acquired	—	(22,524)
Acquisition of Drake, net of cash acquired	(403)	—
Acquisition of Baker	(10,250)	—
Acquisition of Stewart	(28,000)	—
Net cash used in investing activities	(44,590)	(136,140)
Cash flows from financing activities--
Net proceeds under current revolving credit facilities	264,500	—
Net (repayments) proceeds under previous revolving credit facilities	(309,400)	88,000
Net (repayments) proceeds under foreign bank loan	(3,109)	1,492
Repurchase of treasury stock	(15,985)	(13,031)
Debt issuance costs	(5,475)	(373)
Excess tax benefit related to share-based compensation	12,509	—
Net proceeds from stock issuances	2,039	224
Net cash (used in) provided by financing activities	(54,921)	76,312
Effect of exchange rates on cash and cash equivalents	$406	$(93)
Changes in cash and cash equivalents--
Net (decrease) increase in cash and cash equivalents	(5,111)	5,760
Cash and cash equivalents at beginning of year	40,216	7,656
Cash and cash equivalents at end of period	$35,105	$13,416

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2012
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

During the third quarter of 2012, the company voluntarily changed the date of its required goodwill and indefinite-lived intangible asset impairment testing from the last day of the fourth quarter to the first day of the fourth quarter. This voluntary change in accounting principle allows the company additional time to complete its annual goodwill and indefinite-lived intangible asset impairment testing in advance of its year-end reporting and results in better alignment with the company's strategic planning and forecasting process. This change did not delay, accelerate or avoid an impairment charge.

Accordingly, the company believes that this accounting change is preferable in its circumstances. This change constitutes a change in accounting principle under Accounting Standards Codification ("ASC") 250 "Accounting Changes and Error Corrections," and had no impact on the company's consolidated balance sheet, statement of operations or cash flows. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require the application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.
In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 29, 2012 and December 31, 2011, and the results of operations for the three and nine months ended September 29, 2012 and October 1, 2011 and cash flows for the nine months ended September 29, 2012 and October 1, 2011.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Significant estimates and assumptions are used for, but are not limited to, allowances for doubtful accounts, reserves for excess and obsolete inventories, long lived and intangible assets, warranty reserves, insurance reserves, income tax reserves and post-retirement obligations. Actual results could differ from the company's estimates.

B)	Non-Cash Share-Based Compensation
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $3.1 million and $5.5 million for the third quarter periods ended September 29, 2012 and October 1, 2011, respectively. Non-cash share-based compensation expense was $9.0 million and $12.8 million for the nine month periods ended September 29, 2012 and October 1, 2011, respectively.

C)	Income Taxes
The tax provision for the three and nine month periods ended September 29, 2012 reflects favorable reassessment of certain U.S. state tax exposures, lower effective tax rate on increased income in lower tax rate foreign jurisdictions and net tax benefit from certain deductions related to U.S. manufacturing activities.
As of December 31, 2011, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $15.6 million (of which $14.1 million would impact the effective tax rate if recognized) plus approximately $1.9 million of accrued interest and $2.0 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Interest of $0.1 million was recognized in the third quarter of 2012 and 2011, respectively. Penalties of $0.2 million and $0.1 million were recognized in the third quarter of 2012 and 2011, respectively. In the first nine months ended September 29, 2012, the company recognized a benefit of $4.1 million for unrecognized tax benefits related to reduced tax exposures.
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
ASC 820 "Fair Value Measurements and Disclosures" defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into the following levels:
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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of September 29, 2012
Financial Assets:
Pension plans	$21,966	$1,538	—	$23,504

Financial Liabilities:
Interest rate swaps	—	$3,318	—	$3,318
Contingent consideration	—	—	$5,845	$5,845

As of December 31, 2011
Financial Assets:
Pension plans	$21,229	$1,297	—	$22,526

Financial Liabilities:
Interest rate swaps	—	$3,216	—	$3,216
Contingent consideration	—	—	$3,398	$3,398
The contingent consideration relates to the earnout provisions recorded in conjunction with the acquisitions of CookTek, Danfotech and Stewart.

E)	Consolidated Statements of Cash Flows
Cash paid for interest was $5.8 million and $6.0 million for the nine months ended September 29, 2012 and October 1, 2011, respectively. Cash payments totaling $32.4 million and $26.4 million were made for income taxes for the nine months ended September 29, 2012 and October 1, 2011, respectively.

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
The goodwill and $1.9 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350 "Intangibles - Goodwill and Other." Other intangibles also includes $0.1 million allocated to backlog which was amortized over a period of 3 months. Goodwill and other intangibles of Beech are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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
The final allocation of cash paid for the Danfotech acquisition is summarized as follows (in thousands):

	(as initially reported) July 5, 2011	Measurement Period Adjustments	(as adjusted) July 5, 2011

Cash	$165	$—	$165
Deferred tax asset	—	235	235
Current assets	1,073	(370)	703
Property, plant and equipment	102	(55)	47
Goodwill	3,423	2,255	5,678
Other intangibles	1,864	(778)	1,086
Other assets	4	—	4
Current liabilities	(309)	(807)	(1,116)
Long-term deferred tax liability	(46)	(91)	(137)
Other non-current liabilities	—	(750)	(750)
Consideration paid at closing	$6,276	$(361)	$5,915

Additional assets acquired post closing	—	730	730
Contingent consideration	1,500	—	1,500
Net assets acquired and liabilities assumed	$7,776	$369	$8,145

The long term deferred tax liabilities amounted to $0.1 million. This net liability represents less than $0.1 million arising from the difference between the book and tax basis of tangible assets and $0.1 million related to the difference between the book and tax basis of identifiable intangible assets.
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
The final allocation of cash paid for the Maurer acquisition is summarized as follows (in thousands):

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
The final allocation of cash paid for the Auto-bake acquisition is summarized as follows (in thousands):

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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Dec 2, 2011	Measurement Period Adjustments	(as adjusted) Dec 2, 2011

Cash	$427	$—	$427
Deferred tax asset	390	—	390
Current assets	4,245	—	4,245
Property, plant and equipment	1,773	—	1,773
Goodwill	15,237	403	15,640
Other intangibles	5,810	—	5,810
Other assets	9	—	9
Current liabilities	(3,334)	—	(3,334)
Long-term deferred tax liability	(2,395)	—	(2,395)
Net assets acquired and liabilities assumed	$22,162	$403	$22,565

The current deferred tax asset and long term deferred tax liability amounted to $0.4 million and $2.4 million, respectively. The current deferred tax asset represents $0.4 million of assets arising from the difference between the book and tax basis of tangible asset and liability accounts. The net long term deferred tax liability is comprised of $0.1 million arising from the difference between the book and tax basis of tangible assets and liability accounts and $(2.5) million related to the difference between the book and tax basis of identifiable intangible assets.
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

Stewart
On September 5, 2012, the company completed its acquisition of certain assets of Stewart Systems Global, LLC ("Stewart"), a manufacturer of automated proofing and oven baking systems for the food processing industry, for a purchase price of approximately $28.0 million. An additional payment is also payable upon the achievement of certain financial targets. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreement. The company expects to finalize this in the fourth quarter of 2012.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) Sep 5, 2012

Current assets	$11,839
Property, plant and equipment	653
Goodwill	17,886
Other intangibles	6,850
Current liabilities	(5,228)
Other non-current liabilities	(4,000)
Consideration paid at closing	$28,000

Contingent consideration	4,000
Net assets acquired and liabilities assumed	$32,000
The goodwill and $3.5 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $2.0 million allocated to customer relationships, $0.4 million allocated to developed technology and $1.0 million allocated to backlog, which are being amortized over periods of 5 years, 5 years and 3 months, respectively. Goodwill and other intangibles of Stewart are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
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
The Stewart purchase agreement includes an earnout provision providing for a contingent payment due the sellers to the extent certain financial targets are exceeded. This earnout is payable within the first quarters of 2014 and 2015, respectively, if Stewart exceeds certain sales and earnings targets for fiscal 2013 and 2014. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $4.0 million.

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
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update provides clarification on existing fair value measurement requirements, amends existing guidance primarily related to fair value measurements for financial instruments, and requires enhanced disclosures on fair value measurements. The additional disclosures are specific to Level 3 fair value measurements, transfers between Level 1 and Level 2 of the fair value hierarchy, financial instruments not measured at fair value and use of an asset measured or disclosed at fair value differing from its highest and best use. The company adopted the provisions of ASU No. 2011-04 on January 1, 2012.  There was no impact to the company’s financial position, results of operations or cash flows.
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
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sep 29, 2012	Oct 1, 2011	Sep 29, 2012	Oct 1, 2011
Net earnings	$29,769	$23,461	$82,909	$60,914
Currency translation adjustment	6,042	(11,053)	4,500	(9,209)
Pension liability adjustment, net of tax	130	—	271
Unrealized gain on interest rate swaps, net of tax	15	(527)	(38)	(725)
Comprehensive income	$35,956	$11,881	$87,642	$50,980
Accumulated other comprehensive loss is comprised of unrecognized pension benefit costs of $7.3 million and $7.6 million, net of taxes as of September 29, 2012 and December 31, 2011, cumulative foreign currency translation losses of $6.7 million and $11.2 million as of September 29, 2012 and December 31, 2011, respectively and an unrealized loss on interest rate swaps of $1.7 million, net of taxes as of September 29, 2012 and December 31, 2011, respectively.

6)	Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $20.0 million at September 29, 2012 and $18.6 million at December 31, 2011 and represented approximately 13.6% and 15.0% of the total inventory in each respective period. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at September 29, 2012 and December 31, 2011 are as follows:

	Sep 29, 2012	Dec 31, 2011
	(in thousands)
Raw materials and parts	$75,616	$69,576
Work-in-process	20,529	15,204
Finished goods	50,617	39,261
	146,762	124,041
LIFO reserve	259	259
	$147,021	$124,300

7)	Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 29, 2012 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Total

Balance as of December 31, 2011	$375,352	$102,460	$477,812
Goodwill acquired during the year	—	23,669	23,669
Measurement period adjustments to goodwill acquired in prior year	528	351	879
Exchange effect	2,342	481	2,823
Balance as of September 29, 2012	$378,222	$126,961	$505,183

8)	Accrued Expenses
Accrued expenses consist of the following:

	Sep 29, 2012	Dec 31, 2011
	(in thousands)
Accrued payroll and related expenses	$38,056	$41,434
Advanced customer deposits	35,083	33,246
Accrued customer rebates	18,760	23,136
Accrued warranty	16,586	13,842
Accrued product liability and workers compensation	12,525	10,771
Accrued agent commission	10,029	8,668
Accrued professional services	7,496	7,497
Other accrued expenses	17,327	31,798
	$155,862	$170,392

9)	Warranty Costs
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
A rollforward of the warranty reserve is as follows:

Nine Months Ended
Sep 29, 2012
(in thousands)
Beginning balance	$13,842
Warranty reserve related to acquisitions	592
Warranty expense	20,911
Warranty claims	(18,759)
Ending balance	$16,586

10)	Financing Arrangements

	Sep 29, 2012	Dec 31, 2011
	(in thousands)
Senior secured revolving credit line	$264,500	$309,400
Foreign loans	4,814	7,935
Total debt	$269,314	$317,335
Less: Current maturities of long-term debt	3,409	315,831
Long-term debt	$265,905	$1,504
On August 7, 2012, the company entered into a new senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of September 29, 2012, the company had $264.5 million of borrowings outstanding under this facility. The company also had $6.6 million in outstanding letters of credit as of September 29, 2012, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $728.9 million at September 29, 2012.
At September 29, 2012, borrowings under the senior secured credit facility are assessed at an interest rate of 1.50% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At September 29, 2012 the average interest rate on the senior debt amounted to 1.82%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of September 29, 2012.
In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On September 29, 2012 these facilities amounted to $3.0 million in U.S. dollars, including $1.5 million outstanding under a revolving credit facility and $1.5 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 2.80% on September 29, 2012. The term loan matures in 2013 and the interest rate is assessed at 4.55%.
In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On September 29, 2012 these facilities amounted to $1.6 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At September 29, 2012, the average interest rate on these facilities was approximately 5.20%. The facilities mature in April 2015.
In December 2011, the company completed its acquisition of Armor Inox in France. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On September 29, 2012, these facilities amounted to $0.2 million in U.S. dollars.   The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. The facilities mature in April 2015. At September 29, 2012, the average interest rate on these facilities was approximately 1.00%.
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

The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations. The upfront cash payment is the amount that a market participant would be able to lend at September 29, 2012 to achieve sufficient cash inflows to cover the cash outflows under the company’s senior revolving credit facility assuming the facility was outstanding in its entirety until maturity. Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s senior revolving credit facility in August 2017. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods. The carrying value and estimated aggregate fair value, a level 2 measurement, based primarily on market prices, of debt is as follows (in thousands):

	Sep 29, 2012		Dec 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$269,314	$256,064	$317,335	$315,749

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
The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of September 29, 2012 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date
$20,000,000	1.800%	11/23/09	11/23/12
20,000,000	1.560%	03/11/10	12/11/12
15,000,000	0.950%	08/06/10	12/06/12
25,000,000	1.610%	02/23/11	02/24/14
25,000,000	2.520%	02/23/11	02/23/16
25,000,000	0.975%	07/18/11	07/18/14
15,000,000	1.185%	09/12/11	09/12/16
15,000,000	0.620%	09/12/11	09/11/14
The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, a maximum ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 3.5 and a minimum EBITDA to fixed charges ratio of 1.25. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company. At September 29, 2012, the company was in compliance with all covenants pursuant to its borrowing agreements.

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
Foreign Exchange: The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward contracts outstanding at September 29, 2012. The fair value of the forward contracts was an asset of $0.2 million at the end of the third quarter of 2012.

Sell		Purchase		Maturity
25,000,000	British Pounds	31,456,000	Euro Dollars	December 28, 2012
9,500,000	British Pounds	15,346,000	US Dollars	December 28, 2012
1,800,000	Canadian Dollars	1,829,000	US Dollars	December 28, 2012
28,000,000	Euro Dollars	36,160,000	US Dollars	December 28, 2012
45,000,000	Mexican Pesos	3,462,000	US Dollars	December 28, 2012
500,000	Australian Dollars	516,000	US Dollars	December 28, 2012
11,000,000	Danish Krones	1,903,000	US Dollars	December 28, 2012

Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of September 29, 2012, the fair value of these instruments was a liability of $3.3 million. The change in fair value of these swap agreements in the first nine months of 2012 was a loss of $0.1 million, net of taxes.
The following tables summarize the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Sep 29, 2012	Dec 31, 2011
Fair value	Other non-current liabilities	$(3,318)	$(3,216)
The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Presentation of Gain/(loss)	Sep 29, 2012	Oct 1, 2011	Sep 29, 2012	Oct 1, 2011
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$(486)	$(1,813)	$(1,638)	$(3,733)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(501)	$(896)	$(1,518)	$(2,473)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$5	$(22)	$18	$(19)
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
The Food Processing Equipment Group manufactures preparation, cooking, packaging and food safety equipment for the food processing industry. This business segment has manufacturing operations in Illinois, Iowa, North Carolina, Texas, Virginia, Wisconsin, Australia, France, Germany and Mexico. Principal product lines of this group include batch ovens, belt ovens, continuous processing ovens, automated thermal processing systems, automated loading and unloading systems, meat presses, breading, battering, mixing, forming, grinding and slicing equipment, food suspension, reduction and emulsion systems, defrosting equipment, packaging and food safety equipment. These products are sold and marketed under the brand names: Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Danfotech, Drake, Maurer-Atmos, MP Equipment, RapidPak and Stewart.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker evaluates individual segment performance based on operating income. Management believes that intersegment sales are made at established arms length transfer prices.
Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Sep 29, 2012		Oct 1, 2011		Sep 29, 2012		Oct 1, 2011
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$198,615	77.1	$189,133	86.5	$573,431	76.8	$521,137	85.1
Food Processing	59,084	22.9	29,587	13.5	173,131	23.2	91,010	14.9
Total	$257,699	100.0%	$218,720	100.0%	$746,562	100.0%	612,147	100.0%

The following table summarizes the results of operations for the company's business segments(1) (in thousands):

	Commercial Foodservice	Food Processing	Corporate and Other(2)	Total
Three Months Ended September 29, 2012
Net sales	$198,615	$59,084	$—	$257,699
Income from operations	50,105	7,877	(10,553)	47,429
Depreciation and amortization expense	4,238	2,250	613	7,101
Net capital expenditures	779	2,029	58	2,866

Nine Months Ended September 29, 2012
Net sales	$573,431	$173,131	$—	$746,562
Income from operations	139,508	23,755	(33,836)	129,427
Depreciation and amortization expense	13,445	6,182	1,063	20,690
Net capital expenditures	3,108	2,752	103	5,963

Total assets	853,582	277,129	63,291	1,194,002

Three Months Ended October 1, 2011
Net sales	$189,133	$29,587	$—	$218,720
Income from operations	47,875	2,484	(13,173)	37,186
Depreciation and amortization expense	3,995	1,106	233	5,334
Net capital expenditures	1,533	23	173	1,729

Nine Months Ended October 1, 2011
Net sales	$521,137	$91,010	$—	$612,147
Income from operations	127,118	13,706	(37,026)	103,798
Depreciation and amortization expense	11,886	2,207	574	14,667
Net capital expenditures	4,327	162	391	4,880

Total assets	827,276	139,618	63,473	1,030,367

(1)Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)Includes corporate and other general company assets and operations.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Sep 29, 2012	Oct 1, 2011
United States and Canada	$50,415	$41,663
Asia	3,486	2,837
Europe and Middle East	19,042	19,380
Latin America	1,260	1,181
Total international	$23,788	$23,398
	$74,203	$65,061
Net sales (in thousands):

	Three Months Ended		Nine Months Ended
	Sep 29, 2012	Oct 1, 2011	Sep 29, 2012	Oct 1, 2011
United States and Canada	$176,982	$149,891	$511,475	$446,071
Asia	23,495	17,228	66,634	41,052
Europe and Middle East	42,289	41,628	123,165	95,248
Latin America	14,933	9,973	45,288	29,776
Total international	$80,717	$68,829	$235,087	$166,076
	$257,699	$218,720	$746,562	$612,147

13)	Employee Retirement Plans

(a)	Pension Plans
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

On October 31, 2012, the company completed its acquisition of Nieco Corporation (“Nieco”), a leading manufacturer of automatic broilers for the commercial foodservice industry located in Windsor, California with annual revenues of approximately $20 million.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Sep 29, 2012		Oct 1, 2011		Sep 29, 2012		Oct 1, 2011
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$198,615	77.1	$189,133	86.5	$573,431	76.8	$521,137	85.1
Food Processing	59,084	22.9	29,587	13.5	173,131	23.2	91,010	14.9
Total	$257,699	100.0%	$218,720	100.0%	$746,562	100.0%	612,147	100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended		Nine Months Ended
	Sep 29, 2012	Oct 1, 2011	Sep 29, 2012	Oct 1, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.0	60.1	61.2	60.1
Gross profit	39.0	39.9	38.8	39.9
Selling, general and administrative expenses	20.6	22.9	21.5	22.9
Income from operations	18.4	17.0	17.3	17.0
Net interest expense and deferred financing amortization	1.1	1.1	0.9	1.1
Other expense (income), net	1.1	(0.2)	0.5	0.2
Earnings before income taxes	16.2	16.1	15.9	15.7
Provision for income taxes	4.6	5.4	4.8	5.7
Net earnings	11.6%	10.7%	11.1%	10.0%

Three Months Ended September 29, 2012 Compared to Three Months Ended October 1, 2011

NET SALES. Net sales for the third quarter of fiscal 2012 were $257.7 million as compared to $218.7 million in the third quarter of 2011. Of the $39.0 million increase in net sales, $17.6 million, or 8.0%, was attributable to acquisition growth, resulting from the fiscal 2011 acquisitions of Danfotech, Maurer, Auto-Bake, Drake and Armor Inox and the fiscal 2012 acquisitions of Baker and Stewart. Excluding acquisitions, net sales increased $21.4 million, or 9.8%, from the prior year, reflecting a net sales increase of 5.0% at the Commercial Foodservice Equipment Group and an increase of 40.2% at the Food Processing Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $9.5 million, or 5.0%, to $198.6 million in the third quarter of 2012 as compared to $189.1 million in the prior year quarter. International sales decreased $1.8 million, or 3.1%, to $55.5 million, as compared to $57.3 million in the prior year quarter. The decline in international sales reflects lower sales in Europe due to economic conditions, partially offset by increased sales in Asia and Latin America as the company continues to realize growth in emerging markets due to expansion of restaurant chains. Domestically, the company realized a sales increase of $11.3 million, or 8.6%, to $143.1 million, as compared to $131.8 million in the prior year quarter. This increase in domestic sales includes increased sales with major restaurant chains on new product initiatives and reflects improvements in general market conditions.

•
Net sales of the Food Processing Equipment Group increased by $29.5 million, or 99.7%, to $59.1 million in the third quarter of 2012 as compared to $29.6 million in the prior year quarter. Net sales resulting from the acquisitions of Maurer, Auto-Bake, Drake, Armor Inox, Baker and Stewart, which were acquired on July 22, 2011, August 1, 2011, December 2, 2011, December 21, 2011, March 14, 2012 and September 5, 2012, respectively, accounted for an increase of $17.6 million during the third quarter of 2012. Excluding the impact of these acquisitions, net sales of Food Processing Equipment increased by $11.9 million, or 40.2%, as compared to the prior year quarter. International sales increased by $13.7 million, or 119.1%, to $25.2 million, as compared to $11.5 million in the prior year quarter. This includes an increase of $10.8 million from the recent acquisitions. Domestically, the company realized a sales increase of $15.8 million, or 87.3%, to $33.9 million, as compared to $18.1 million in the prior year quarter. This includes an increase of $6.8 million from the recent acquisitions. The increase in sales, both international and domestic, reflects expansion of food processing operations to support growing global demand and initiatives to upgrade food processing operations to more efficient and cost effective equipment.

GROSS PROFIT. Gross profit increased to $100.4 million in the third quarter of 2012 from $87.3 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate decreased from 39.9% in the third quarter of 2011 to 39.0% in the third quarter of 2012. The net decrease in the gross margin rate reflects the impact of lower margins at certain of the newly acquired companies and the effect of a higher sales mix of sales from the Food Processing Equipment Group at a lower gross margin rate.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $2.1 million, or 2.7%, to $80.5 million in the third quarter of 2012 as compared to $78.4 million in the prior year quarter. The gross margin rate declined to 40.5% as compared to 41.5% in the prior year quarter.

•
Gross profit at the Food Processing Equipment Group increased by $10.6 million, or 109.3%, to $20.3 million in the third quarter of 2012 as compared to $9.7 million in prior year quarter. The gross margin rate increased to 34.3% as compared to 32.8% in the prior year quarter. Gross profit from the acquisitions of Maurer, Auto-Bake, Drake, Armor Inox, Baker and Stewart, accounted for approximately $5.4 million of the increase. Excluding the recent acquisition, the gross profit increased by approximately $5.2 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $50.1 million in the third quarter of 2011 to $53.0 million in the third quarter of 2012. As a percentage of net sales, operating expenses were 22.9% in the third quarter of 2011 as compared to 20.6% in the third quarter of 2012. Selling expenses increased from $24.6 million in the third quarter of 2011 to $26.0 million in the third quarter of 2012. Selling expenses reflect increased costs of $2.5 million associated with the Maurer, Auto-Bake, Drake, Armor Inox, Baker and Stewart acquisitions. The increase in selling expenses related to acquisitions is offset by decreases of $0.5 million due to sales incentive programs, $0.3 million in trade advertising and $0.3 million in convention and trade show costs. General and administrative expenses increased from $25.6 million in the third quarter of 2011 to $27.1 million in the third quarter of 2012. General and administrative expenses reflect $3.1 million of increased costs associated with the Maurer, Auto-Bake, Drake, Armor Inox, Baker and Stewart acquisitions including $1.4 million of non-cash intangible amortization expense. The increase in general and administrative expense related to acquisitions is offset by a net decrease of $1.9 million in non-cash share-based and incentive compensation.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $3.0 million in the third quarter of 2012 as compared to $2.3 million in the third quarter of 2011. Other expense was $2.8 million in the third quarter of 2012 as compared to $0.4 million of other income in the prior year third quarter and consists primarily of foreign exchange gains and losses.
INCOME TAXES. A tax provision of $11.9 million, at an effective rate of 28.6%, was recorded during the third quarter 2012, as compared to an $11.8 million provision a 33.5% effective rate in the prior year quarter. In comparison to the prior year quarter, the tax provision reflects reduced state tax exposure related to prior year refunds, a lower effective rate on increased income in lower tax rate foreign jurisdictions and increased deductions related to U.S. manufacturing activities.

Nine Months Ended September 29, 2012 Compared to Nine Months Ended October 1, 2011

NET SALES. Net sales for the nine month period ended September 29, 2012 were $746.6 million as compared to $612.1 million in the nine month period ended October 1, 2011. Of the $134.5 million increase in net sales, $92.9 million, or 15.2%, was attributable to acquisition growth, resulting from the fiscal 2011 acquisitions of Beech, Lincat, Danfotech, Maurer, Auto-Bake, Drake and Armor Inox and the fiscal 2012 acquisitions of Baker and Stewart. Excluding acquisitions, net sales increased $41.6 million, or 6.8%, from the prior year, reflecting a net sales increase of 5.5% at the Commercial Foodservice Equipment Group and an increase of 14.2% at the Food Processing Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $52.3 million, or 10.0%, to $573.4 million in the nine month period ended September 29, 2012 as compared to $521.1 million in the prior period. Net sales resulting from the acquisitions of Beech and Lincat, which were acquired on April 12, 2011 and May 27, 2011, respectively, accounted for an increase of $23.7 million during the nine month period ended September 29, 2012. Excluding the impact of these acquisitions, net sales of Commercial Foodservice Equipment increased by $28.6 million, or 5.5%, as compared to the prior period. International sales increased $20.4 million, or 14.7%, to $158.8 million, as compared to $138.4 million in the prior period. This includes the increase of $23.7 million from the recent acquisitions, as these companies primarily have international sales. The increase in international sales reflects increased sales in Asia and Latin America as the company continues to realize growth in emerging markets due to expansion of restaurant chains, partially offset by lower sales in Europe due to economic conditions. Domestically, the company realized a sales increase of $31.9 million, or 8.3%, to $414.6 million, as compared to $382.7 million in the prior period. This increase in domestic sales includes increased sales with major restaurant chains on new product initiatives and reflects improvements in general market conditions.

•
Net sales of the Food Processing Equipment Group increased by $82.1 million, or 90.2%, to $173.1 million in the nine month period ended September 29, 2012 as compared to $91.0 million in the prior period. Net sales resulting from the acquisitions of Danfotech, Maurer, Auto-Bake, Drake, Armor Inox, Baker and Stewart, which were acquired on July 5, 2011, July 22, 2011, August 1, 2011, December 2, 2011, December 21, 2011, March 14, 2012 and September 5, 2012, respectively, accounted for an increase of $69.2 million during the nine month period ended September 29, 2012. Excluding the impact of these acquisitions, net sales of Food Processing Equipment increased by $12.9 million, or 14.2%, as compared to the prior period. International sales increased by $48.7 million, or 176.4%, to $76.3 million, as compared to $27.6 million in the prior period. This includes an increase of $38.8 million from the recent acquisitions. Domestically, the company realized a sales increase of $33.4 million, or 52.7%, to $96.8 million, as compared to $63.4 million in the prior year quarter. This includes an increase of $30.4 million from the recent acquisitions. The increase in sales, both international and domestic, reflects expansion of food processing operations to support growing global demand and initiatives to upgrade food processing operations to more efficient and cost effective equipment.

GROSS PROFIT. Gross profit increased to $289.7 million in the nine month period ended September 29, 2012 from $244.5 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate decreased from 39.9% in the nine month period ended October 1, 2011 to 38.8% in the current year period. The net decrease in the gross margin rate reflects the impact of lower margins at certain of the newly acquired companies and the effect of a higher sales mix of sales from the Food Processing Equipment Group at a lower gross margin rate.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $19.2 million, or 9.0%, to $232.6 million in the nine month period ended September 29, 2012 as compared to $213.4 million in the prior year period. The gross margin rate declined to 40.6% as compared to 41.0% in the prior year period. Gross profit from the acquisitions of Beech and Lincat, which were acquired during fiscal 2011, accounted for approximately $9.1 million of the increase in gross profit during the period. Excluding the recent acquisitions, the gross profit increased by approximately $10.1 million on higher sales volumes.

•
Gross profit at the Food Processing Equipment Group increased by $27.5 million, or 85.9%, to $59.5 million in the nine month period ended September 29, 2012 as compared to $32.0 million in prior year period. The gross margin rate declined to 34.4% as compared to 35.2% in the prior year period due to lower margins at recently acquired companies. Gross profit from the acquisitions of Danfotech, Maurer, Auto-Bake, Drake, Armor Inox, Baker and Stewart, accounted for approximately $22.3 million of the increase. Excluding the recent acquisitions, the gross profit increased by approximately $5.2 million on higher sales volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $140.7 million in the nine month period ended October 1, 2011 to $160.3 million in the nine month period ended September 29, 2012. As a percentage of net sales, operating expenses were 22.9% in the nine month period ended October 1, 2011 as compared to 21.5% in the nine month period ended September 29, 2012. Selling expenses increased from $66.7 million in the nine month period ended October 1, 2011 to $79.4 million in the nine month period ended September 29, 2012. Selling expenses reflect increased costs of $11.6 million associated with the Beech, Lincat, Danfotech, Maurer, Auto-Bake, Drake, Armor Inox, Baker and Stewart acquisitions. Additionally, expenses increased $1.7 million related to higher commissions on higher sales volumes offset by a decrease of $0.7 million in convention and trade show costs. General and administrative expenses increased from $74.0 million in the nine month period ended October 1, 2011 to $80.9 million in the nine month period ended September 29, 2012. General and administrative expenses reflect $12.4 million of increased costs associated with the Beech, Lincat, Danfotech, Maurer, Auto-Bake, Drake, Armor Inox, Baker and Stewart acquisitions, including $5.3 million of non-cash intangible amortization expense. The increase in general and administrative costs related to acquisitions is offset by decreases of $2.7 million in non-cash share-based and incentive compensation, $0.6 million in professional fees, $1.6 million in professional services associated with acquisition related activities and $0.5 million in reduction to acquisition related future earnout payments.
NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $7.0 million in the nine month period ended September 29, 2012 as compared to $6.5 million in the prior period. Other expense was $3.7 million in the nine month period ended September 29, 2012 as compared to $1.0 million in the prior year period and consists primarily of foreign exchange gains and losses.
INCOME TAXES. A tax provision of $35.8 million, at an effective rate of 30.2%, was recorded during the nine month period ended September 29, 2012, as compared to a $35.4 million provision at a 36.7% effective rate in the prior year period. In comparison to the prior year period, the tax provision reflects favorable adjustments to tax reserves related to reduced state exposures, a lower effective rate on increased income in lower tax rate foreign jurisdictions and increased deductions related to U.S. manufacturing activities.

Financial Condition and Liquidity
During the nine months ended September 29, 2012, cash and cash equivalents decreased by $5.1 million to $35.1 million at September 29, 2012 from $40.2 million at December 31, 2011. Net borrowings decreased from $317.3 million at December 31, 2011 to $269.3 million at September 29, 2012.
OPERATING ACTIVITIES. Net cash provided by operating activities was $94.0 million for the nine months ended September 29, 2012 compared to $65.7 million for the nine months ended October 1, 2011 due primarily to increased earnings.
During the nine months ended September 29, 2012, working capital levels changed due to increased working capital needs. These changes in working capital levels included a $14.3 million increase in inventory, due to several factors including increased order rates, increased inventory levels during build out periods in conjunction with plant consolidation efforts and higher levels of stock associated with foreign sourcing initiatives. Accounts receivable decreased $12.6 million due to lower receivable balances at the Food Processing Equipment Group resulting from the timing of projects which are often paid in advance. Changes in working capital levels also included an $9.2 million increase in prepaid expenses and other assets primarily related to deferred financing costs in conjunction with the new credit facility, an $8.2 million increase in accounts payable due to the timing of vendor payments and $16.7 million decrease in accrued expenses and other non-current liabilities primarily related to the timing of tax payments.
INVESTING ACTIVITIES. During the nine months ended September 29, 2012, net cash used in investing activities included $38.6 million related to the 2012 acquisitions of Baker and Stewart and prior year acquisitions of CookTek, Danfotech and Drake along with $6.0 million of additions and upgrades of production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows used in financing activities were $54.9 million during the nine months ended September 29, 2012. The company’s borrowing activities included the repayment of $309.4 million under the company's previous credit facility which was repaid and replaced with its new amended facility, $264.5 million of net proceeds under its newly amended $1.0 billion revolving credit facility and $3.1 million of net repayments of foreign borrowings.
The company used $16.0 million to repurchase 161,653 shares of its common stock that were surrendered to the company by employees in lieu of cash for payment for withholding taxes related to restricted stock vestings and stock option exercises that occurred during the nine months ended September 29, 2012.
At September 29, 2012, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, acquisitions, product development and integration expenditures for the foreseeable future.

Recently Issued Accounting Standards
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update provides clarification on existing fair value measurement requirements, amends existing guidance primarily related to fair value measurements for financial instruments, and requires enhanced disclosures on fair value measurements. The additional disclosures are specific to Level 3 fair value measurements, transfers between Level 1 and Level 2 of the fair value hierarchy, financial instruments not measured at fair value and use of an asset measured or disclosed at fair value differing from its highest and best use. The company adopted the provisions of ASU No. 2011-04 on January 1, 2012.  There was no impact to the company’s financial position, results of operations or cash flows.
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
Revenue Recognition. At the Commercial Foodservice Group, the company recognizes revenue on the sale of its products when risk of loss has passed to the customer, which occurs at the time of shipment, and collectibility is reasonably assured. The sale prices of the products sold are fixed and determinable at the time of shipment. Sales are reported net of sales returns, sales incentives and cash discounts based on prior experience and other quantitative and qualitative factors. Such revenue was approximately 77% for the nine month period ended September 29, 2012.

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
Goodwill and Other Intangibles. The company’s business acquisitions result in the recognition of goodwill and other intangible assets, which are a significant portion of the company’s total assets. The company recognizes goodwill and other intangible assets under the guidance of ASC Topic 350-10, “Intangibles — Goodwill and Other.”  Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Identifiable intangible assets are recognized separately from goodwill and include trademarks and trade names, technology, customer relationships and other specifically identifiable assets.  Trademarks and trade names are deemed to be indefinite-lived. Goodwill and indefinite-lived intangible assets are not amortized, but are subject to impairment testing. On an annual basis, or more frequently if triggering events occur, the company compares the estimated fair value to the carrying value to determine if a potential goodwill impairment exists. If the fair value is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of goodwill. In estimating the fair value of specific intangible assets, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors and management’s judgment in applying them in the impairment tests of goodwill and other intangible assets.  The company determined to change the date of its annual impairment test from the last day of its fiscal fourth quarter to the first day. This will allow the company more time to prepare the necessary tests prior to filing its annual report.
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

Contractual Obligations
The company's contractual cash payment obligations as of September 29, 2012 are set forth below (in thousands):

	Amounts Due Sellers From Acquisitions	Debt	Estimated Interest on Debt	Operating Leases	Total Contractual Cash Obligations
Less than 1 year	$1,845	$3,409	$8,316	$5,148	$18,718
1-3 years	4,000	233	17,566	7,513	29,312
3-5 years	—	256	16,839	2,524	19,619
After 5 years	—	265,416	5	1,208	266,629
	$5,845	$269,314	$42,726	$16,393	$334,278
The company has obligations to make $5.8 million of purchase price payments to the sellers of CookTek, Danfotech and Stewart that were deferred in conjunction with the acquisitions.
As of September 29, 2012, the company had $264.5 million outstanding under its revolving credit line as part of its senior credit agreement. The average interest rate on this debt amounted to 1.82% at September 29, 2012. This facility matures in August of 2017. As of September 29, 2012, the company also has $4.8 million of debt outstanding under various foreign credit facilities. The estimated interest payments reflected in the table above assume that the level of debt and average interest rate on the company’s revolving credit line under its senior credit agreement does not change until the facility reaches maturity in August 2017. The estimated payments also assume that relative to the company’s foreign borrowings: all scheduled term loan payments are made; the level of borrowings does not change; and the average interest rates remain at their September 29, 2012 rates. Also reflected in the table above is $3.6 million of payments to be made related to the company’s interest rate swap agreements in 2012.
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

Twelve Month Period Ending	Fixed Rate Debt	Variable Rate Debt
	(in thousands)
September 29, 2013	$—	$3,409
September 29, 2014	—	115
September 29, 2015	—	118
September 29, 2016	—	125
September 29, 2017 and thereafter	—	265,547
	$—	$269,314
On August 7, 2012, the company entered into a new senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of September 29, 2012, the company had $264.5 million of borrowings outstanding under this facility. The company also has $6.6 million in outstanding letters of credit as of September 29, 2012, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $728.9 million at September 29, 2012.
At September 29, 2012, borrowings under the senior secured credit facility are assessed at an interest rate 1.50% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At September 29, 2012 the average interest rate on the senior debt amounted to 1.82%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of September 29, 2012.
In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On September 29, 2012 these facilities amounted to $3.0 million in U.S. dollars, including $1.5 million outstanding under a revolving credit facility and $1.5 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 2.80% on September 29, 2012. The term loan matures in 2013 and the interest rate is assessed at 4.55%.
In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On September 29, 2012 these facilities amounted to $1.6 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At September 29, 2012, the average interest rate on these facilities was approximately 5.20%. The facilities mature in April 2015.
In December 2011, the company completed its acquisition of Armor Inox in France. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On September 29, 2012, these facilities amounted to $0.2 million in U.S. dollars.   The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. The facilities mature in April 2015. At September 29, 2012, the average interest rate on these facilities was approximately 1.00%.
The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and integration expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of September 29, 2012 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date
$20,000,000	1.800%	11/23/09	11/23/12
20,000,000	1.560%	03/11/10	12/11/12
15,000,000	0.950%	08/06/10	12/06/12
25,000,000	1.610%	02/23/11	02/24/14
25,000,000	2.520%	02/23/11	02/23/16
25,000,000	0.975%	07/18/11	07/18/14
15,000,000	1.185%	09/12/11	09/12/16
15,000,000	0.620%	09/12/11	09/11/14

The terms of the senior secured credit facility limit the paying of dividends, capital expenditures and leases, and require, among other things, a maximum ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 3.5 and a minimum EBITDA to fixed charges ratio of 1.25. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The credit facility is secured by the capital stock of the company’s domestic subsidiaries, 65% of the capital stock of the company’s foreign subsidiaries and substantially all other assets of the company. At September 29, 2012, the company was in compliance with all covenants pursuant to its borrowing agreements.
Financing Derivative Instruments
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of September 29, 2012, the fair value of these instruments was a liability of $3.3 million. The change in fair value of these swap agreements in the first nine months of 2012 was a loss of $0.1 million, net of taxes.

Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward contracts outstanding at September 29, 2012. The fair value of the forward contracts was an asset of $0.2 million at the end of the third quarter of 2012.

Sell		Purchase		Maturity
25,000,000	British Pounds	31,456,000	Euro Dollars	December 28, 2012
9,500,000	British Pounds	15,346,000	US Dollars	December 28, 2012
1,800,000	Canadian Dollars	1,829,000	US Dollars	December 28, 2012
28,000,000	Euro Dollars	36,160,000	US Dollars	December 28, 2012
45,000,000	Mexican Pesos	3,462,000	US Dollars	December 28, 2012
500,000	Australian Dollars	516,000	US Dollars	December 28, 2012
11,000,000	Danish Krones	1,903,000	US Dollars	December 28, 2012

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
As of September 29, 2012, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended September 29, 2012, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the nine months ended September 29, 2012, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
July 1 to July 28, 2012	—	$—	—	111,140
July 29 to August 25, 2012	12,976	116.64	12,976	98,164
August 26 to September 29, 2012	—	—	—	98,164
Quarter ended September 29, 2012	12,976	$116.64	12,976	98,164
In July 1998, the company's Board of Directors adopted a stock repurchase program that authorized the purchase of common shares in open market purchases. As of September 29, 2012, 1,701,836 shares had been purchased under the 1998 stock repurchase program.

Item 6. Exhibits

Exhibits – The following exhibits are filed herewith:

Exhibit 10.1 –
Fifth Amended and Restated Credit Agreement dated as of August 7, 2012 among Middleby Marshall, Inc., The Middleby Corporation, the subsidiary borrowers named therein, the lenders named therein, and Bank of America, N.A., as administrative agent for the lenders, incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on August 9, 2012.

Exhibit 18.1 –	Preferability letter by Ernst & Young, LLP, regarding a change in accounting principle.

Exhibit 31.1 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 –	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended September 29, 2012, filed on November 8, 2012, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	November 8, 2012	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer