Form 10-K
period 2012-12-29
MIDDLEBY CORP
filed 2013-02-27
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 29, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2012 was approximately $1,740,873,212.

The number of shares outstanding of the Registrant’s class of common stock, as of February 25, 2013, was 18,791,446 shares.

Documents Incorporated by Reference

Part III of Form 10-K incorporates by reference the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2013 annual meeting of stockholders.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
December 29, 2012
FORM 10-K ANNUAL REPORT

PART I

Item 1.      Business

General

The Middleby Corporation (“Middleby” or the “company”), through its operating subsidiary Middleby Marshall Inc. (“Middleby Marshall”) and its subsidiaries, is a leader in the design, manufacture, marketing, distribution, and service of a broad line of (i) cooking and warming equipment used in all types of commercial restaurants and institutional kitchens and (ii) food preparation, cooking, baking, chilling and packaging equipment for food processing operations.

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

This commercial foodservice equipment is marketed under a portfolio of thirty one brands, including Anets®, Beech®, Blodgett®, Blodgett Combi®, Blodgett Range®, Bloomfield®, Britannia®, CTX®, Carter-Hoffmann®, CookTek®, Doyon®, Frifri®, Giga®, Holman®, Houno®, IMC®, Jade®, Lang®, Lincat®, MagiKitch'n®, Middleby Marshall®, MPC®, Nieco®, Nu-Vu®, PerfectFry®, Pitco Frialator®, Southbend®, Star®, Toastmaster®, TurboChef® and Wells®.

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

Food Processing Equipment Group

The Food Processing Equipment Group offers a broad portfolio of processing solutions for customers producing pre-cooked meat products, such as hot dogs, dinner sausages, poultry and lunchmeats and baked goods such as muffins, cookies and bread. Through its broad line of products, the company is able to deliver a wide array of cooking solutions to service a variety of food processing requirements demanded by its customers. The company can offer highly integrated solutions that provide a food processing operation a uniquely integrated solution providing for the highest level of food quality, product consistency, and reduced operating costs resulting from increased product yields, increased capacity, greater throughput and reduced labor costs though automation.

This food processing equipment is marketed under a portfolio of eleven brands, including Alkar®, Armor Inox®, Auto-Bake®, Baker Thermal Solutions®, Cozzini®, Danfotech®, Drake®, Maurer-Atmos®, MP Equipment®, RapidPak® and Stewart Systems®.

The products offered by this group include a wide array of cooking and baking solutions including, batch ovens, baking ovens, proofing ovens, conveyor ovens, continuous processing ovens, frying systems and automated thermal processing systems. The company also provides a comprehensive portfolio of complementary food preparation equipment such as grinders, slicers, emulsifiers, mixers, blenders, battering equipment, breading equipment, food presses, and forming equipment, as well as a variety of food safety, food handling, freezing and packaging equipment. This portfolio of equipment can be integrated to provide customers a highly efficient and customized solution.

Acquisition Strategy

The company has pursued a strategy to acquire and assemble a leading portfolio of brands and technologies for each of its two business segments. Over the past three years the company has completed twelve acquisitions to add to its portfolio of brands and technologies of the Commercial Foodservice Equipment Group and its Food Processing Equipment Group.  These acquisitions have added fourteen brands to the Middleby portfolio and positioned the company as a leading provider of equipment in both industries.

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

In March 2012, the company acquired certain assets of Turkington USA, LLC (now known as Baker Thermal Solutions "Baker"), a manufacturer of automated baking ovens for the food processing industry for approximately $10.3 million.

In September 2012, the company acquired certain assets of Stewart Systems Global, LLC ("Stewart"), a manufacturer of automated proofing and oven baking systems for the food processing industry for approximately $27.8 million.

In October 2012, the company acquired Nieco Corporation ("Nieco"), a leading manufacturer of automatic broilers for the commercial foodservice industry for approximately $23.9 million.

On December 31, 2012, subsequent to the end of the company's 2012 fiscal year, the company acquired Viking Range Corporation (“Viking”), a leading manufacturer of premium residential cooking ranges, ovens and kitchen appliances, for $380.0 million. The company believes that this acquisition will strategically position Middleby as a leading manufacturer in the premium residential sector with a top brand.

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

The company believes that the worldwide commercial foodservice equipment market has sales in excess of $20.0 billion. The cooking and warming equipment segment of this market is estimated by management to exceed $1.5 billion in North America and $3.0 billion worldwide. The company believes that continuing growth in demand for foodservice equipment will result from the development of new restaurant concepts in the U.S. and the expansion of U.S. and foreign chains into international markets, the replacement and upgrade of existing equipment and new equipment requirements resulting from menu changes.

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

Food processing has quickly become a highly competitive landscape dominated by a few large conglomerates that possess a variety of food brands. The consolidation of food processing plants associated with industry consolidation drives a need for more flexible and efficient equipment that is capable of processing large volumes in quicker cycle times. In recent years, food processors have had to conform to the demands of “big-box” retailers and the restaurant industry, including, most importantly, greater product consistency and exact package weights. Food processors are beginning to realize that their old equipment is no longer capable of efficiently producing adequate uniformity in the large product volumes required, and they are turning to equipment manufacturers that offer product consistency, innovative packaging designs and other solutions. To protect their own brands and reputations, retailers and large restaurant chains are also dictating food safety standards that are often more strict than government regulations.

A number of factors, including rising raw material prices, labor and health care costs, are driving food processors to focus on ways to improve their generally thin profitability margins. In order to increase the profitability and efficiency in processing plants, food processors pay increasingly more attention to the performance of their machinery and the flexibility in the functionality of the equipment. Food processors are continuously looking for ways to make their plants safer and reduce labor-intensive activities. Food processors have begun to recognize the value of new technology as an important vehicle to drive productivity and profitability in their plants. Due to customer requirements, food processors are expected to continue to demand new and innovative equipment that addresses food safety, food quality, automation and flexibility.

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

The global food processing equipment industry is highly fragmented, large and growing. The company estimates demand for food processing equipment is approximately $5.0 billion in North America and $40.0 billion worldwide. The company’s product offerings compete in a subsegment of the total industry, and the relevant market size for its products is estimated by management to exceed $1.0 billion in North America and $4.0 billion worldwide.

Backlog

Commercial Foodservice Equipment Group

The backlog of orders for the Commercial Foodservice Equipment Group was $43.2 million at December 29, 2012, all of which is expected to be filled during 2013. The acquired Nieco business accounted for $1.9 million of the backlog. The Commercial Foodservice Equipment Group's backlog was $30.3 million at December 31, 2011. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of the company’s products.

Food Processing Equipment Group

The backlog of orders for the Food Processing Equipment Group was $107.2 million at December 29, 2012, all of which is expected to be filled during 2013. The acquired Baker and Stewart businesses accounted for $15.6 million of the backlog. The Food Processing Equipment Group's backlog was $108.7 million at December 31, 2011.

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

Food Processing Equipment Group

The company maintains a direct sales force to market the brands and maintain direct relationships with each of its customers. The company also involves division management in the relationships with large global accounts. In North America, the company employs regional sales managers, each with responsibility for a group of customers and a particular region. Internationally, the company maintains sales and distribution offices in Australia, Brazil, Denmark, France, Italy, Germany and Mexico along with global sales managers supported by a network of independent sales representatives.

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

Commercial Foodservice Equipment Group

The company's domestic service network consists of over 100 authorized service parts distributors and 3,000 independent certified technicians who have been formally trained and certified by the company through its factory training school and on-site installation training programs. Technicians work through service parts distributors, which are required to provide around-the-clock service. The company provides substantial technical support to the technicians in the field through factory-based technical service engineers. The company has stringent parts stocking requirements for these agencies, leading to a high first-call completion rate for service and warranty repairs.

It is critical to major foodservice chains that equipment providers be capable of supporting equipment on a worldwide basis. The company's international service network covers over 100 countries with thousands of service technicians trained in the installation and service of the company's products and supported by internationally-based service managers along with the factory-based technical service engineers. As with its domestic service network, the company maintains stringent parts stocking requirements for its international distributors.

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

The company believes that it is one of the largest multiple-line manufacturers of food production equipment in the U.S. and worldwide although some of its competitors are units of operations that are larger than the company and possess greater financial and personnel resources. Among the company's major competitors to the Commercial Foodservice Equipment Group are: Manitowoc Company, Inc.; Vulcan-Hart and Hobart Corporation, subsidiaries of Illinois Tool Works Inc.; Electrolux AB; Groen, a subsidiary of Dover Corporation; Rational AG; and the Ali Group. Major competitors to the Food Processing Equipment Group include AMF Bakery Systems, Convenience Food Systems, FMC Technologies, Multivac, Marel, Formax, and Heat and Control.

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

The Commercial Foodservice Equipment Group manufactures its products in twelve domestic and eight international production facilities. These production facilities are located in Brea, California; Windsor, California; Chicago, Illinois; Elgin, Illinois; Mundelein, Illinois; Menominee, Michigan; Bow, New Hampshire; Fuquay-Varina, North Carolina; Smithville, Tennessee; Dallas, Texas; Burlington, Vermont; Brisbane, Australia; Randers, Denmark; Scandicci, Italy; Shanghai, China; Laguna, the Philippines; Lincoln, the United Kingdom; Wrexham, the United Kingdom; and Warwickshire, the United Kingdom.

The Food Processing Equipment Group manufactures its products in six domestic and four international production facilities. These production facilities are located in Algona, Iowa; Chicago, Illinois; Clayton, North Carolina; Plano, TX; Waynesboro, Virginia; Lodi, Wisconsin; New South Wales, Australia; Mauron, France; Guadalupe, Mexico; and Reichenau, Germany.

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

The company's leading portfolio of tradenames of its Commercial Foodservice Equipment Group include Anets®, Blodgett®, Blodgett Combi®, Blodgett Range®, Beech®, Bloomfield®, Britannia®, Carter-Hoffmann®, CookTek®, CTX®, Doyon®, FriFri®, Giga®, Holman®, Houno®, IMC®, Jade®, Lang®, Lincat®, MagiKitch'n®, Middleby Marshall®, MPC®, Nieco®, Nu-Vu®, PerfectFry®, Pitco Frialator®, Southbend®, Star®, Toastmaster®, Turbochef® and Wells®.

The company’s leading portfolio of tradenames of its Food Processing Equipment Group include Alkar®, Armor Inox®, Auto-Bake®, Baker Thermal Solutions®, Cozzini®, Danfotech®, Drake®, Maurer-Atmos®, MP Equipment®, RapidPak®, and Stewart Systems®.

The company holds a broad portfolio of patents and licenses covering technology and applications related to various products, equipment and systems. Management believes the expiration of any one of these patents would not have a material adverse effect on the overall operations or profitability of the company.

Employees

Commercial Foodservice Equipment Group

As of December 29, 2012, 2,314 persons were employed within the Commercial Foodservice Equipment Group. Of this amount, 920 were management, administrative, sales, engineering and supervisory personnel; 1,203 were hourly production non-union workers; and 191 were hourly production union members. Included in these totals were 764 individuals employed outside of the United States, of which 396 were management, sales, administrative and engineering personnel, 294 were hourly production non-union workers and 74 were hourly production union workers, who participate in an employee cooperative. At its Windsor, CA facility, the company has a union contract with the Sheet Metal Workers International Association that expires on December 31, 2016. At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on July 31, 2017. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that extends through June 2015. Management believes that the relationships between employees, unions and management are good.

Food Processing Equipment Group

As of December 29, 2012, 806 persons were employed within the Food Processing Equipment Group. Of this amount, 402 were management, administrative, sales, engineering and supervisory personnel; 285 were hourly production non-union workers; and 119 were hourly production union members. Included in these totals were 263 individuals employed outside of the United States, of which 139 were management, sales, administrative and engineering personnel, 124 were hourly production non-union workers. At its Lodi, Wisconsin facility, the company has a contract with the International Association of Bridge, Structural, Ornamental and Reinforcing Ironworkers that expires on December 31, 2014. At its Algona, Iowa facility, the company has a union contract within the United Food and Commercial Workers that expires on December 31, 2014. Management believes that the relationships between employees, unions and management are good.

Corporate

As of December 29, 2012, 20 persons were employed at the corporate office.

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

The company’s operating results are impacted by the health of the North American, European, Asian and Latin American economies. The company’s business and financial performance, including collection of its accounts receivable, may be adversely affected by the current and future economic conditions that caused, and may cause in the future, a decline in business and consumer spending, a reduction in the availability of credit and decreased growth by our existing customers, resulting in customers electing to delay the replacement of aging equipment. Higher energy costs, rising interest rates, weakness in the residential construction, housing and home improvement markets, financial market volatility, recession and acts of terrorism may also adversely affect the company’s business and financial performance. Additionally, the company may experience difficulties in scaling its operations due to economic pressures in the U.S. and International markets.

The company’s level of indebtedness could adversely affect its business, results of operations and growth strategy.

The company now has and may continue to have a significant amount of indebtedness. At December 29, 2012, the company had $260.1 million of borrowings and $7.8 million in letters of credit outstanding. On December 31, 2012, subsequent to year end, the company incurred additional indebtedness to acquire Viking Range Corporation for $380.0 million. To the extent the company requires additional capital resources, there can be no assurance that such funds will be available on favorable terms, or at all. The unavailability of funds could have a material adverse effect on the company’s financial condition, results of operations and ability to expand the company’s operations.

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

The company’s balance sheet includes a significant amount of goodwill, which represents approximately 42% of its total assets as of December 29, 2012.  The excess of the purchase price over the fair value of assets acquired, including identifiable intangible assets, and liabilities assumed in conjunction with acquisitions is recorded as goodwill. In accordance with Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other”, the company’s long-lived assets (including goodwill and other intangibles) are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of long-lived assets, the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors.  Various uncertainties, including continued adverse conditions in the capital markets or changes in general economic conditions, could impact the future operating performance at one or more of the company’s businesses, which could significantly affect the company’s valuations and could result in additional future impairments. Also, estimates of future cash flows are judgments based on the company’s experience and knowledge of operations.  These estimates can be significantly impacted by many factors, including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends.  If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges. Any such charge could have a material adverse effect on the company’s reported net earnings.

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

Because the company has a significant number of workers whose employment is subject to collective bargaining agreements and labor union representation, the company is vulnerable to possible organized work stoppages and similar actions. Unionized employees accounted for approximately 10% of the company’s workforce as of December 29, 2012. The company has union contracts with employees at its facilities in Windsor, California, Algona, Iowa, Elgin, Illinois and Lodi, Wisconsin that extend through December 2016, December 2014, July 2017 and December 2014, respectively. The company also has a union workforce at its manufacturing facility in the Philippines under a contract that extends through June 2015. Any future strikes, employee slowdowns or similar actions by one or more unions, in connection with labor contract negotiations or otherwise, could have a material adverse effect on the company’s ability to operate the company’s business.

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

Item 1B.      Unresolved Staff Comments

Not applicable.

Item 2.      Properties

The company's principal executive offices are located in Elgin, Illinois. The company operates eighteen manufacturing facilities in the U.S and twelve manufacturing facilities internationally.

The principal properties of the company utilize to conduct business operations are listed below:

Location	Principal Function	Square Footage	Owned/ Leased	Lease Expiration
Brea, CA	Manufacturing, Warehousing and Offices	74,800	Leased	June 2016
Windsor, CA	Manufacturing, Warehousing and Offices	75,000	Leased	October 2017
Buford, GA	Warehousing and Offices	50,000	Leased	December 2014
Chicago, IL	Manufacturing, Warehousing and Offices	64,400	Leased	December 2016
Chicago, IL	Manufacturing, Warehousing and Offices	30,800	Leased	March 2014
Elgin, IL	Manufacturing, Warehousing and Offices	207,000	Owned	N/A
Mundelein, IL	Manufacturing, Warehousing and Offices	70,000	Owned	N/A
Algona, IA	Manufacturing, Warehousing and Offices	47,000	Owned	N/A
Menominee, MI	Manufacturing, Warehousing and Offices	60,000	Owned	N/A
St. Louis, MO	Offices	46,900	Leased	August 2017
Bow, NH	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
		57,400	Leased	March 2015
Clayton, NC	Manufacturing, Warehousing and Offices	65,300	Leased	October 2019
Fuquay-Varina, NC	Manufacturing, Warehousing and Offices	138,900	Owned	N/A
Cookville, TN	Manufacturing, Warehousing and Offices	90,000	Leased	February 2013
Smithville, TN	Manufacturing, Warehousing and Offices	190,000	Owned	N/A
Carrollton, TX	Manufacturing, Warehousing and Offices	132,200	Leased	August 2022
Plano, TX	Manufacturing, Warehousing and Offices	133,300	Leased	December 2015
Waynesburg, VA	Manufacturing, Warehousing and Offices	25,600	Owned	N/A
		14,360	Leased	August 2014
Burlington, VT	Manufacturing, Warehousing and Offices	135,400	Owned	N/A
Lodi, WI	Manufacturing, Warehousing and Offices	114,600	Owned	N/A
Brisbane, Australia	Manufacturing, Warehousing and Offices	22,800	Leased	January 2013
New South Wales, Australia	Manufacturing, Warehousing and Offices	50,500	Leased	September 2015
Sao Paulo, Brazil	Warehousing and Offices	20,700	Leased	May 2014
Quebec City, Canada	Warehousing and Offices	36,000	Owned	N/A
Shanghai, China	Manufacturing, Warehousing and Offices	74,000	Leased	May 2013
Randers, Denmark	Manufacturing, Warehousing and Offices	79,400	Owned	N/A
Mauron, France	Manufacturing, Warehousing and Offices	75,300	Leased	April 2016
Reichenau, Germany	Manufacturing, Warehousing and Offices	57,900	Leased	June 2016
Scandicco, Italy	Manufacturing, Warehousing and Offices	106,350	Leased	March 2020
Mexico City, Mexico	Warehousing and Offices	28,000	Leased	May 2017
Guadalupe, Mexico	Manufacturing, Warehousing and Offices	117,600	Leased	December 2014
Laguna, the Philippines	Manufacturing, Warehousing and Offices	83,100	Owned	N/A
Lincoln, the United Kingdom	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
Warwickshire, the United Kingdom	Manufacturing, Warehousing and Offices	12,000	Owned	N/A
Wrexham, the United Kingdom	Manufacturing, Warehousing and Offices	68,000	Owned	N/A

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

	Closing Share Price
	High	Low
Fiscal 2012
First quarter	103.75	91.81
Second quarter	104.82	93.48
Third quarter	122.57	94.03
Fourth quarter	134.51	115.61
Fiscal 2011
First quarter	94.84	80.55
Second quarter	96.25	79.70
Third quarter	97.74	65.39
Fourth quarter	98.00	66.36

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

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
September 30 to October 27, 2012	36,234	$129.28	36,234	61,930
October 28 to November 24, 2012				61,930
November 25 to December 29, 2012	—	—	—	61,930
Quarter ended December 29, 2012	36,234	$129.28	36,234	61,930

(1) This column does not include an additional 1.0 million shares authorized for repurchase by the company's Board of Directors on February 22, 2013

In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of up to 1,800,000 common shares in open market purchases. As of December 29, 2012, 1,738,070 shares had been purchased under the 1998 stock repurchase program.

In May 2007, the company’s Board of Directors approved a two-for-one stock split of the company’s common stock in the form of a stock dividend. The stock split was paid to shareholders of record as of June 1, 2007. The company’s stock began trading on a stock-adjusted basis on June 18, 2007. The stock split effectively doubled the number of shares outstanding at June 15, 2007.

At December 29, 2012, the company had a total of 4,635,315 shares in treasury amounting to $147.4 million.

Item 6. Selected Financial Data

(amounts in thousands, except per share data)
Fiscal Year Ended(1, 2)

	2012	2011	2010	2009	2008
Income Statement Data:
Net sales	1,038,174	$855,907	$719,121	$646,629	$651,888
Cost of sales	635,185	511,770	432,444	396,001	403,746
Gross profit	402,989	344,137	286,677	250,628	248,142
Selling and distribution expenses	106,129	91,113	75,772	64,239	63,593
General and administrative expenses	108,776	104,314	88,117	74,948	64,931
Income from operations	188,084	148,710	122,788	111,441	119,618
Net interest expense and deferred financing amortization, net	9,238	8,503	8,592	11,594	12,982
Other expense (income), net	4,406	(241)	(40)	121	2,414
Earnings before income taxes	174,440	140,448	114,236	99,726	104,222
Provision for income taxes	53,743	44,975	41,369	38,570	40,321
Net earnings	$120,697	$95,473	$72,867	$61,156	$63,901

Net earnings per share:
Basic	$6.61	$5.30	$4.09	$3.47	$4.00
Diluted	$6.49	$5.15	$3.97	$3.29	$3.75

Weighted average number of shares outstanding:
Basic	18,265	17,998	17,801	17,605	15,978
Diluted	18,594	18,534	18,337	18,575	17,030

Balance Sheet Data:
Working capital (3)	$170,167	$(182,234)	$79,807	$70,670	$68,198
Total assets	1,244,280	1,146,512	873,172	816,346	654,498
Total debt	260,070	317,335	214,017	275,641	234,700
Stockholders' equity	650,027	510,969	424,913	342,655	227,960

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

(2)	The company has acquired numerous businesses in the periods presented. Please see Footnote 2 in the Notes to Consolidated Financial Statements for further information.

(3)	In 2011, the company's senior secured revolving credit line was classified as a current liability due to the maturity date was within twelve months of the financial statement date.

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

•	the company's ability to protect its trademarks, copyrights and other intellectual property;

•	the impact of competitive products and pricing;

•	the state of the residential construction, housing and home improvement markets;

•	the state of the credit markets, including mortgages, home equity loans and consumer credit;

•	the company's ability to maintain and grow the Viking reputation and brand image;

•	intense competition in the premium residential appliance industry reflecting the impact of both new and established global competitors, including Asian and European manufacturers;

•	the timely development and market acceptance of the company's products; and

•	the availability and cost of raw materials.

The company cautions readers to carefully consider the statements set forth in the section entitled "Item 1A Risk Factors" of this filing and discussion of risks included in the company's SEC filings.

NET SALES SUMMARY
(dollars in thousands)

Fiscal Year Ended(1)
	2012		2011		2010
	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:

Commercial Foodservice	$786,391	75.7%	$723,274	84.5%	$611,596	85.0%

Food Processing	251,783	24.3	132,633	15.5	107,525	15.0

Total	$1,038,174	100.0%	$855,907	100.0%	$719,121	100.0%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.2	59.8	60.1
Gross profit	38.8	40.2	39.9
Selling, general and administrative expenses	20.7	22.8	22.8
Income from operations	18.1	17.4	17.1

Interest expense and deferred financing amortization, net	0.9	1.0	1.2
Other expense (income), net	0.4	—	—
Earnings before income taxes	16.8	16.4	15.9
Provision for income taxes	5.2	5.2	5.8
Net earnings	11.6%	11.2%	10.1%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Fiscal Year Ended December 29, 2012 as Compared to December 31, 2011

Net sales. Net sales in fiscal 2012 increased by $182.3 million or 21.3% to $1,038.2 million as compared to $855.9 million in fiscal 2011. The increase in net sales of $120.5 million, or 14.1%, was attributable to acquisition growth, resulting from the fiscal 2011 acquisitions of Beech, Lincat, Danfotech, Maurer, Auto-Bake, Drake and Armor Inox and the fiscal 2012 acquisitions of Baker, Stewart and Nieco.  Excluding acquisitions, net sales increased $61.8 million, or 7.2%, from the prior year, reflecting a net sales increase of 5.0% at the Commercial Foodservice Equipment Group and an increase of 19.1% at the Food Processing Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $63.1 million or 8.7% to $786.4 million in fiscal 2012, as compared to $723.3 million in fiscal 2011. Net sales from the acquisitions of Beech, Lincat and Nieco which were acquired on April 12, 2011, May 27, 2011 and October 31, 2012, respectively, accounted for an increase of $26.6 million during fiscal 2012. Excluding the impact of acquisitions, net sales of Commercial Foodservice Equipment increased $36.5 million, or 5.0%, as compared to the prior year. International sales increased $23.1 million, or 11.7%, to $221.0 million, as compared to $197.9 million in the prior year. This includes the increase of $25.4 million from the recent acquisitions, as these companies primarily have international sales. Excluding acquisitions, the net decrease of $2.3 million in international sales reflects increased sales in Asia, Latin America and the Middle East as the company continues to realize strong growth in emerging markets due to expansion of restaurant chains, offset by lower sales in Europe due to economic conditions. Domestically, the company also realized a sales increase of $40.0 million, or 7.6%, to $565.4 million, as compared to $525.4 million in the prior year. This increase in domestic sales includes increased sales with customer initiatives to improve efficiencies in restaurant operations by adopting new cooking and warming technologies and general improvements in market conditions.

•
Net sales of the Food Processing Equipment Group increased by $119.2 million or 89.9% to $251.8 million in fiscal 2012, as compared to $132.6 million in fiscal 2011.  Net sales from the acquisition of Danfotech, Maurer, Auto-Bake, Drake, Armor Inox, Baker and Stewart which were acquired on July 5, 2011, July 22, 2011, August 1, 2011, December 2, 2011, December 21, 2011, March 14, 2012 and September 5, 2012, respectively, accounted for an increase of $93.9 million.  Excluding the impact of acquisitions, net sales of Food Processing Equipment increased $25.3 million, or 19.1%. International sales increased $61.0 million, or 135.9%, to $105.9 million, as compared to $44.9 million in the prior year. This includes an increase of $46.4 million from the recent acquisitions. Domestically, the company realized a sales increase of $58.2 million, or 66.4%, to $145.9 million as compared to $87.7 million in the prior year. This includes an increase of $47.5 million from the recent acquisitions. The increase in sales, both international and domestic, reflects expansion of food processing operations to support growing global demand and initiatives to upgrade food processing operations to more efficient and cost effective equipment.

Gross profit. Gross profit increased by $58.9 million to $403.0 million in fiscal 2012 from $344.1 million in fiscal 2011. The gross margin rate decreased from 40.2% in 2011 to 38.8% in 2012. The net decrease in the gross margin rate reflects the impact of lower margins at certain of the newly acquired companies and the effect of a higher sales mix of sales from the Food Processing Equipment Group at a lower gross margin rate.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $21.8 million, or 7.3%, to $320.3 million in fiscal 2012 as compared to $298.5 million in fiscal 2011. The gross margin rate declined to 40.7% as compared to 41.3% in the prior year. Gross profit from the acquisitions of Beech, Lincat and Nieco accounted for approximately $9.8 million of the increase in gross profit during fiscal 2012. Excluding the recent acquisitions, the gross profit increased by approximately $12.0 million on the higher sales volumes.

•
Gross profit at the Food Processing Equipment Group increased by $41.0 million, or 89.5%, to $86.8 million in fiscal 2012 as compared to $45.8 million in fiscal 2011.  The gross profit margin rate remained consistent at 34.5% in fiscal 2012 and fiscal 2011. Gross profit from the acquisitions of Danfotech, Maurer, Auto-Bake, Drake, Armor Inox, Baker and Stewart accounted for approximately $30.6 million of the increase. Excluding the recent acquisitions, the gross profit increased by approximately $10.4 million on higher sales volumes.

Selling, general and administrative expenses. Combined selling, general, and administrative expenses increased by $19.5 million to $214.9 million in fiscal 2012 from $195.4 million in 2011.  As a percentage of net sales, operating expenses amounted to 20.7% in fiscal 2012 and 22.8% in fiscal 2011.

Selling expenses increased $15.0 million to $106.1 million from $91.1 million, reflecting an increase of $14.4 million associated with the recently acquired Beech, Lincat, Danfotech, Maurer, Auto-Bake, Drake, Armor Inox, Baker, Stewart and Nieco operations and $1.9 million related to increased commissions on higher sales volumes. The increase was offset by a decrease of $1.4 million trade show and travel expenses.

General and administrative expenses increased $4.5 million to $108.8 million from $104.3 million, reflecting an increase of $14.3 million associated with the recently acquired Beech, Lincat, Danfotech, Maurer, Auto-Bake, Drake, Armor Inox, Baker, Stewart and Nieco acquistions including $5.7 million of non-cash intangible amortization expense. The increase in general and administrative costs related to acquisitions is offset by decreases of $7.7 million in incentive compensation, $0.8 million in professional fees, $0.6 million in pension costs and $0.5 million in professional services associated with acquisition related activities.

Income from operations. Income from operations increased $39.4 million to $188.1 million in fiscal 2012 from $148.7 million in fiscal 2011. The increase in operating income resulted from the increase in net sales and gross profit. Operating income as a percentage of net sales increased to 18.1% in 2012 from 17.4% in 2011.

Income from operations in 2012 included $37.7 million of non-cash expenses, including $8.7 million of depreciation expense, $17.0 million of intangible amortization related to acquisitions and $12.0 million of stock based compensation. This compares to $37.2 million of non-cash expenses in the prior year, including $6.9 million of depreciation expense, $12.2 million of intangible amortization related to acquisitions, and $18.1 million of stock based compensation costs. Operating income excluding these non-cash expenses, amounted to $225.8 million, or 21.7%, of net sales in fiscal 2012 as compared to $185.9 million, or 21.7%, of net sales in 2011.

Non-operating expenses. Non-operating expenses increased $5.3 million to $13.6 million in fiscal 2012 from $8.3 million in fiscal 2011. Net interest expense increased $0.7 million from $8.5 million in fiscal 2011 to $9.2 million in fiscal 2012 as a result of higher borrowing costs associated with the new credit facility entered into during 2012. Other expense was $4.4 million in fiscal 2012 as compared to other income of $0.2 million in fiscal 2011 primarily reflecting foreign exchange losses during the year.

Income taxes. A tax provision of $53.7 million, at an effective rate of 30.8%, was recorded for fiscal 2012 as compared to $45.0 million at an effective rate of 32.0%, in fiscal 2011.  The current year effective tax rate is comprised of a 35.0% U.S. federal tax rate and 2.7% in U.S. state income taxes, net of 2.4% in tax relief for U.S. manufacturers, 1.6% in permanent tax deductions, 1.5% in foreign rate differentials and 1.4% in other adjustments benefiting the effective rate.  In comparison to the prior year, the tax provision reflects a lower effective rate on the increase permanent tax benefits, reduced state tax provisions resulting from increased income in lower rate jurisdictions, increased benefit for U.S. manufacturers and adjustments to tax reserves for reduced tax exposures, which benefited the effective tax rate by 0.5%, 0.3%, 0.3% and 0.1%, respectively.

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

•
Gross profit at the Commercial Foodservice Equipment Group increased by $48.8 million, or 19.5%, to $298.5 million in fiscal 2011 as compared to $249.7 million in fiscal 2010. The gross margin rate improved to 41.3% as compared to 38.9% in the prior year. Gross profit from the acquisitions of Beech and Lincat, which were acquired during fiscal 2011, accounted for approximately $14.8 million of the increase in gross profit during fiscal 2011. Excluding the recent acquisitions, the gross profit increased by approximately $34.0 million on the higher sales volumes. The gross profit margin rate benefited from increased volumes which resulted in greater absorption of fixed production costs as well as improved profit margins resulting from acquisition integration initiatives implemented during fiscal 2011 and prior years. The margin rate also benefitted from lower warranty costs which had been higher in the prior year due to initial costs associated with new product introductions.

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

Financial Condition and Liquidity

Total cash and cash equivalents decreased by $5.8 million to $34.4 million at December 29, 2012 from $40.2 million at December 31, 2011. Net borrowings decreased to $260.1 million at December 29, 2012, from $317.3 million at December 31, 2011.

Operating activities. Net cash provided by operating activities before changes in assets and liabilities amounted to $159.5 million as compared to $138.7 million in the prior year. Adjustments to reconcile 2012 net earnings to operating cash flows before changes in assets and liabilities included $8.7 million of depreciation and $18.2 million of amortization, $12.0 million of non-cash stock compensation expense and $0.1 million of deferred tax benefit.

Net cash provided by operating activities after changes in assets and liabilities amounted to $128.3 million as compared to $130.4 million in the prior year.

During fiscal 2012, working capital levels changed due to increased working capital needs. These changes in working capital levels included a $19.0 million increase in inventory, primarily due to increased order rates and investments in inventories in growing international markets including newly established distribution operations in Australia and Brazil. Accounts receivable increased $3.9 million due to increased sales volumes and receivable balances at the Food Processing Equipment Group resulting from the timing of projects. Changes in working capital levels also included a $7.2 million increase in prepaid expenses and other assets primarily related to deferred financing costs in conjunction with the new credit facility, a $2.7 million increase in accounts payable due to the timing of vendor payments and a $3.8 million decrease in accrued expenses and other non-current liabilities.

In connection with the company’s acquisition activities during the year, the company added assets and liabilities from the opening balance sheets of the acquired businesses in its consolidated balance sheets and accordingly these amounts are not reflected in the net change in working capital. During fiscal 2012, the amounts of acquired working capital in the opening balance sheets included $6.4 million of accounts receivable, $10.7 million of inventories, $3.1 million of accounts payable and $4.8 million of accrued liabilities. At December 29, 2012, the balances of the ending combined balance sheets for these acquired business units amounted to $6.7 million of accounts receivable, $12.3 million of inventories, $4.8 million of accounts payable and $8.2 million of accrued liabilities.

Investing activities. During 2012, net cash used for investing activities amounted to $69.9 million. This included $62.0 million of acquisition related investments, which included $10.3 million, $27.8 million and $23.9 million in connection with the acquisitions of Baker, Stewart and Nieco, respectively. Additional investing activities included $7.7 million of additions and upgrades of production equipment, manufacturing facilities and training equipment.

Financing activities. Net cash flows used in financing activities amounted to $64.9 million in 2012.   The company’s borrowing activities included the repayment of $309.4 million under the company's previous credit facility which was repaid and replaced with its new amended facility, $256.5 million of net proceeds under its newly amended $1.0 billion revolving credit facility and $4.8 million of net repayments of foreign borrowings.
The company used $20.7 million to repurchase 197,887 shares of its common stock that were surrendered to the company by employees in lieu of cash for payment for withholding taxes related to restricted stock vestings and stock option exercises that occurred during the fiscal 2012.

At December 29, 2012, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowings from current lenders will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

At December 31, 2012, subsequent to year end, the company completed the acquisition of Viking Range Corporation for $380.0 million. This acquisition was financed with borrowings under the company's $1.0 billion revolving credit facility.

Contractual Obligations

The company's contractual cash payment obligations are set forth below (dollars in thousands):

	Amounts Due Sellers From Acquisition	Debt	Estimated Interest on Debt	Operating Leases	Total Contractual Cash Obligations
Less than 1 year	$3,563	$1,850	$7,352	$7,981	$20,746
1-3 years	5,046	568	14,861	12,943	33,418
4-5 years	—	256,747	13,608	6,298	276,653
After 5 years	—	905	224	5,289	6,418

	$8,609	$260,070	$36,045	$32,511	$337,235

The company has obligations to make $8.6 million of contingent purchase price payments to the sellers of Cooktek, Danfotech, Stewart and Nieco that were deferred in conjunction with the acquisitions.

As of December 29, 2012, the company had $256.5 million outstanding under its revolving credit line as part of its senior credit agreement. The average interest rate on this debt amounted to 1.54% at December 29, 2012. This facility matures on August 7, 2017. As of December 29, 2012, the company also has $3.2 million of debt outstanding under various foreign credit facilities. The estimated interest payments reflected in the table above assume that the level of debt and average interest rate on the company’s revolving credit line under its senior credit agreement does not change until the facility reaches maturity in August 2017. The estimated payments also assume that relative to the company’s foreign borrowings: all scheduled term loan payments are made; the level of borrowings does not change; and the average interest rates remain at their December 29, 2012 rates. Also reflected in the table above is $3.5 million of payments to be made related to the company’s interest rate swap agreements in 2013. On December 31, 2012, subsequent to the end of the company's 2012 fiscal year, the company acquired Viking for $380.0 million in cash. This acquisition was funded through additional borrowings under the company's senior credit agreement.

As indicated in Note 10 to the consolidated financial statements, the company’s projected benefit obligation under its defined benefit plans exceeded the plans’ assets by $20.2 million at the end of 2012 as compared to $22.6 million at the end of 2011.  The unfunded benefit obligations were comprised of a $1.4 million underfunding of the company's union plan, $7.3 million underfunding of the company’s Smithville plan, which was acquired as part of the Star acquisition, $2.5 million underfunding of the company’s Wrexham plan, which was acquired as part of the Lincat acquisition, and $9.0 million underfunding of the company's director plans.  The company made minimum contributions required by the Employee Retirement Income Security Act of 1974 (“ERISA”) of $0.6 million and $0.2 million in 2012 and 2011, respectively, to the company’s Smithville plan and $0.3 million and $0.2 million in 2012 and 2011, respectively, to the company's union plan.  The company expects to continue to make minimum contributions to the Smithville and union plans as required by ERISA, of $0.6 million and $0.3 million, respectively, in 2013.  The company expects to contribute $0.5 million to the Wrexham plan in 2013.

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

Revenue Recognition. At the Commercial Foodservice Group, the company recognizes revenue on the sale of its products where title transfers and when risk of loss has passed to the customer, which occurs at the time of shipment, and collectibility is reasonably assured. The sale prices of the products sold are fixed and determinable at the time of shipment. Sales are reported net of sales returns, sales incentives and cash discounts based on prior experience and other quantitative and qualitative factors.

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
In June 2011 and December 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” and ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, respectively.  ASU No. 2011-05 eliminated the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity. Instead, entities have the option to present the components of net income, the components of other comprehensive income and total comprehensive income in a single continuous statement or in two separate but consecutive statements. The guidance does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. The company adopted the provisions of ASU No. 2011-05 on January 1, 2012.  As this guidance only revises the presentation of comprehensive income, there was no impact to the company’s financial position, results of operations or cash flows. For annual reporting purposes the company has elected to present comprehensive income in a two-statement format.
In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350).” This ASU will allow an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The ASU also amends previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the ASU provides additional examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The company adopted the provisions of ASU 2011-08 on January 1, 2012. There was no impact to the company’s financial position, results of operation or cash flows. The company applied the qualitative evaluation allowed under this ASU in connection with the company’s annual goodwill impairment test for fiscal year 2012.
On July 27, 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350)”. Similar to ASU 2011-08, this ASU amends the guidance in ASC 350-30. While ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit, ASU-2012-02 allows an entity the option to make a qualitative evaluation to determine whether the existence of events and circumstances indicate that it is more likely than not the indefinite-lived intangible asset is impaired thus requiring the entity to perform quantitative impairment tests in accordance with ASC 350-30. The ASU also amends previous guidance by expanding upon the examples of events and circumstances that an entity should consider when making the qualitative evaluation. The company is currently evaluating its adoption approach to this guidance. The adoption of this guidance is not expected to affect the company's financial position, results of operations or cash flows.

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

Item 7A.          Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company's debt obligations:

	Fixed Rate Debt	Variable Rate Debt
	(dollars in thousands)
2013	$—	$1,850
2014	—	444
2015	—	124
2016	—	124
2017 and thereafter	—	257,528
	$—	$260,070

On August 7, 2012, the company entered into a new senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of December 29, 2012, the company had $256.5 million of borrowings outstanding under this facility. The company also has $7.8 million in outstanding letters of credit as of December 29, 2012, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility, which is also reduced by the company’s foreign borrowings, was $735.7 million at December 29, 2012. On December 31, 2012, subsequent to the end of the company's 2012 fiscal year, the company acquired Viking for $380.0 million in cash. This acquisition was funded through additional borrowings under the company's senior credit agreement.

At December 29, 2012, borrowings under the senior secured credit facility were assessed at an interest rate at 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At December 29, 2012, the average interest rate on the senior debt amounted to 1.54%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio, is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.23% as of December 29, 2012.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On December 29, 2012, these facilities amounted to $1.7 million in U.S. dollars, including $0.1 million outstanding under a revolving credit facility and $1.6 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 2.75% on December 29, 2012. The term loan matures in 2022 and the interest rate is assessed at 4.55%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l. in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On December 29, 2012, these facilities amounted to $1.6 million in U.S. dollars.  The interest rate on the credit facilities is tied to three-month Euro LIBOR. The facilities mature in April 2013. At December 29, 2012, the average interest rate on these facilities was approximately 4.68%.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of December 29, 2012, the company had the following interest rate swaps in effect.

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date
$25,000,000	1.610%	2/23/2011	2/24/2014
25,000,000	2.520%	2/23/2011	2/23/2016
25,000,000	0.975%	7/18/2011	7/18/2014
15,000,000	1.185%	9/12/2011	9/12/2016
15,000,000	0.620%	9/12/2011	9/11/2014

The senior revolving facility matures on August 7, 2017, and accordingly has been classified as a long-term liability on the consolidated balance sheet.

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; and enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the Company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under the terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At December 29, 2012, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of December 29, 2012, the fair value of these instruments was a loss of $2.9 million. The change in fair value of these swap agreements in fiscal 2012 was a gain of $0.2 million, net of taxes.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Middleby Corporation and Subsidiaries

We have audited the Middleby Corporation and subsidiaries' internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Middleby Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the Company's accompanying “Management's Report on Internal Control over Financial Reporting”, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Baker Thermal Solutions, Stewart Systems Global, LLC, and Nieco Corporation which are included in the 2012 consolidated financial statements of the Middleby Corporation and subsidiaries and constituted 6.3% of total assets and 0.6% of net assets, respectively, as of December 29, 2012 and 1.8% of net sales and (1.5%) of net earnings, respectively, for the year then ended.  Our audit of internal control over financial reporting of the Middleby Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of Baker Thermal Solutions, Stewart Systems Global, LLC, and Nieco Corporation.
In our opinion, the Middleby Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Middleby Corporation and subsidiaries as of December 29, 2012, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for the period ended December 29, 2012, and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Middleby Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheet of the Middleby Corporation and subsidiaries as of December 29, 2012, and the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for the period ended December 29, 2012. Our audit also includes the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements and schedule of the Middleby Corporation and subsidiaries for the periods ended December 31, 2011 and January 1, 2011 were audited by other auditors whose report dated March 12, 2012 expressed an unqualified opinion on those statements and schedule.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Middleby Corporation and subsidiaries at December 29, 2012, and the consolidated results of their operations and their cash flows for the period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Middleby Corporation and subsidiaries' internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Middleby Corporation
Elgin, Illinois

We have audited the accompanying consolidated balance sheet of The Middleby Corporation and subsidiaries (the "Company") as of December 31, 2011, and the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 8 for the fiscal years ended December 31, 2011 and January 1, 2011. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Middleby Corporation and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Chicago, Illinois
March 12, 2012

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 29, 2012 AND December 31, 2011
(amounts in thousands, except share data)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$34,366	$40,216
Accounts receivable, net	162,230	151,441
Inventories, net	153,490	124,300
Prepaid expenses and other	19,151	12,336
Current deferred taxes	43,365	39,090
Total current assets	412,602	367,383
Property, plant and equipment, net	63,886	62,507
Goodwill	526,011	477,812
Other intangibles	233,341	234,726
Other assets	8,440	4,084
Total assets	$1,244,280	$1,146,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$1,850	$315,831
Accounts payable	69,653	63,394
Accrued expenses	170,932	170,392
Total current liabilities	242,435	549,617
Long-term debt	258,220	1,504
Long-term deferred tax liability	44,838	37,845
Other non-current liabilities	48,760	46,577
Stockholders' equity:
Preferred stock, $0.01 par value; none issued	—	—
Common stock, $0.01 par value, 23,438,287 and 23,093,338 shares issued in 2012 and 2011, respectively	141	137
Paid-in capital	233,213	202,321
Treasury stock at cost; 4,635,315 and 4,437,428 shares in 2012 and 2011, respectively	(147,352)	(126,682)
Retained earnings	576,424	455,727
Accumulated other comprehensive loss	(12,399)	(20,534)

Total stockholders' equity	650,027	510,969

Total liabilities and stockholders' equity	$1,244,280	$1,146,512

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2012, DECEMBER 31, 2011
AND JANUARY 1, 2011
(amounts in thousands, except per share data)

	2012	2011	2010
Net sales	$1,038,174	$855,907	$719,121
Cost of sales	635,185	511,770	432,444
Gross profit	402,989	344,137	286,677
Selling and distribution expenses	106,129	91,113	75,772
General and administrative expenses	108,776	104,314	88,117
Income from operations	188,084	148,710	122,788
Interest expense and deferred financing amortization, net	9,238	8,503	8,592
Other expense (income), net	4,406	(241)	(40)
Earnings before income taxes	174,440	140,448	114,236
Provision for income taxes	53,743	44,975	41,369
Net earnings	$120,697	$95,473	$72,867

Net earnings per share:
Basic	$6.61	$5.30	$4.09
Diluted	$6.49	$5.15	$3.97

Weighted average number of shares
Basic	18,265	17,998	17,801
Dilutive common stock equivalents	329	536	536
Diluted	18,594	18,534	18,337

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2012, DECEMBER 31, 2011
AND JANUARY 1, 2011
(amounts in thousands)

	2012	2011	2010

Net earnings	$120,697	$95,473	$72,867

Other comprehensive income:
Foreign currency translation adjustments	5,873	(10,769)	599
Pension liability adjustment, net of tax of $(137)	2,018	(5,145)	(187)
Unrealized gain on interest rate swaps, net of tax $(149)	244	(586)	423
Comprehensive income	$128,832	$78,973	$73,702

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2012, DECEMBER 31, 2011
AND JANUARY 1, 2011
(amounts in thousands)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, January 2, 2010	$136	$162,001	$(102,000)	$287,387	$(4,869)	$342,655
Comprehensive income:
Net earnings	—	—	—	72,867	—	72,867
Currency translation adjustments	—	—	—	—	599	599
Change in unrecognized pension benefit costs, net of tax of $105	—	—	—	—	(187)	(187)
Unrealized gain on interest rate swap, net of tax of $(342)	—	—	—	—	423	423
Comprehensive income	—	—	—	72,867	835	73,702
Exercise of stock options	—	666	—	—	—	666
Stock issuance	1	1,776	—	—	—	1,777
Stock compensation	—	14,682	—	—	—	14,682
Tax benefit on stock compensation	—	450	—	—	—	450
Purchase of treasury stock	—	—	(9,019)	—	—	(9,019)
Balance, January 1, 2011	$137	$179,575	$(111,019)	$360,254	$(4,034)	$424,913
Comprehensive income:
Net earnings	—	—	—	95,473	—	95,473
Currency translation adjustments	—	—	—	—	(10,769)	(10,769)
Change in unrecognized pension benefit costs, net of tax of $3,200	—	—	—	—	(5,145)	(5,145)
Unrealized loss on interest rate swap, net of tax of $437	—	—	—	—	(586)	(586)
Comprehensive income	—	—	—	95,473	(16,500)	78,973
Exercise of stock options	—	224	—	—	—	224
Stock compensation	—	18,133	—	—	—	18,133
Tax benefit on stock compensation	—	4,389	—	—	—	4,389
Purchase of treasury stock	—	—	(15,663)	—	—	(15,663)
Balance, December 31, 2011	$137	$202,321	$(126,682)	$455,727	$(20,534)	$510,969
Comprehensive income:
Net earnings	—	—	—	120,697	—	120,697
Currency translation adjustments	—	—	—	—	5,873	5,873
Change in unrecognized pension benefit costs, net of tax of $(137)	—	—	—	—	2,018	2,018
Unrealized gain on interest rate swap, net of tax of $(149)	—	—	—	—	244	244
Comprehensive income	—	—	—	120,697	8,135	128,832
Exercise of stock options	4	2,800	—	—	—	2,804
Stock compensation	—	11,984	—	—	—	11,984
Tax benefit on stock compensation	—	16,108	—	—	—	16,108
Purchase of treasury stock	—	—	(20,670)	—	—	(20,670)
Balance, December 29, 2012	$141	$233,213	$(147,352)	$576,424	$(12,399)	$650,027

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2012, DECEMBER 31, 2011
AND JANUARY 1, 2011
(amounts in thousands)

	2012	2011	2010
Cash flows from operating activities—
Net earnings	$120,697	$95,473	$72,867
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	26,903	19,708	17,014
Non-cash share-based compensation	11,984	18,133	14,682
Deferred taxes	(83)	5,421	1,420
Unrealized loss/(gain) on derivative financial instruments	25	4	(7)
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(3,880)	(18,990)	(28,306)
Inventories, net	(19,026)	(2,287)	(6,311)
Prepaid expenses and other assets	(7,198)	2,455	987
Accounts payable	2,684	(2,581)	10,912
Accrued expenses and other liabilities	(3,760)	13,057	14,697
Net cash provided by operating activities	128,346	130,393	97,955
Cash flows from investing activities—
Additions to property and equipment	(7,652)	(7,840)	(3,159)
Acquisition of Giga	—	(1,603)	(1,621)
Acquisition of Cooktek	(335)	(86)	(1,000)
Acquisition of Anets	—	—	(500)
Acquisition of Doyon	—	—	(577)
Acquisition of PerfectFry, net of cash aqcuired	—	—	(4,607)
Acquisition of Cozzini, net of cash acquired	—	(2,000)	(17,413)
Acquisition of Beech, net of cash acquired	—	(12,959)	—
Acquisition of Lincat, net of cash acquired	—	(82,130)	—
Acquisition of Danfotech, net of cash acquired	361	(6,111)
Acquisition of Maurer	—	(3,264)	—
Acquisition of Auto-Bake, net of cash acquired	—	(22,524)	—
Acquisition of Drake, net of cash acquired	(403)	(21,735)	—
Acquisition of Armor Inox, net of cash acquired	—	(28,658)	—
Acquisition of Baker	(10,250)	—	—
Acquisition of Stewart, net of cash acquired	(27,756)	—	—
Acquisition of Nieco, net of cash acquired	(23,860)	—	—
Net cash (used in) investing activities	(69,895)	(188,910)	(28,877)
Cash flows from financing activities—
Net proceeds under current revolving credit facilities	256,500	—	—
Net (repayments) proceeds under previous revolving credit facilities	(309,400)	102,150	(58,650)
Net (repayments) proceeds under foreign bank loan	(4,771)	862	(2,421)
Proceeds under other debt arrangement	350	—	—
Repurchase of treasury stock	(20,670)	(15,663)	(9,019)
Debt issuance costs	(5,862)	(373)	—
Excess tax benefit related to share-based compensation	16,108	4,389	(450)
Net proceeds from stock issuances	2,804	224	666
Net cash (used in) provided by financing activities	(64,941)	91,589	(69,874)

Effect of exchange rates on cash and cash equivalents	640	(512)	89
Changes in cash and cash equivalents—
Net increase (decrease) in cash and cash equivalents	(5,850)	32,560	(707)
Cash and cash equivalents at beginning of year	40,216	7,656	8,363

Cash and cash equivalents at end of year	$34,366	$40,216	$7,656

Non-cash investing and financing activities:
Stock issuance related to the acquisition of Cozzini	$—	$—	$1,776

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2012, DECEMBER 31, 2011
AND JANUARY 1, 2011

(1)	NATURE OF OPERATIONS

The Middleby Corporation (the "company") is engaged in the design, manufacture and sale of commercial foodservice and food processing equipment. The company manufactures and assembles this equipment at eighteen U.S. production facilities and twelve international production facilities and manufacturing facilities. The company operates in two business segments: 1) the Commercial Foodservice Equipment Group and 2) the Food Processing Equipment Group.

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

The Food Processing Equipment Group offers a broad portfolio of processing solutions for customers producing pre-cooked meat products, such as hot dogs, dinner sausages, poultry and lunchmeats and baked goods such as muffins, cookies and bread. Through its broad line of products, the company is able to deliver a wide array of cooking solutions to service a variety of food processing requirements demanded by its customers. The company can offer highly integrated solutions that provide a food processing operation a uniquely integrated solution providing for the highest level of food quality, product consistency, and reduced operating costs resulting from increased product yields, increased capacity and greater throughput and reduced labor costs though automation. The products offered by this group include a wide array of cooking and baking solutions including, batch ovens, baking ovens, proofing ovens, conveyor ovens, continuous processing ovens, frying systems and automated thermal processing systems. The company also provides a comprehensive portfolio of complementary food preparation equipment such as grinders, slicers, emulsifiers, mixers, blenders, battering equipment, breading equipment, food presses, and forming equipment, as well as a variety of food safety, food handling, freezing and packaging equipment. This portfolio of equipment can be integrated to provide customers a highly efficient and customized solution.

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
The final allocation of cash paid for the Danfotech acquisition is summarized as follows (in thousands):

	(as initially reported) Jul 5, 2011	Measurement Period Adjustments	(as adjusted) Jul 5, 2011
Cash	$165	$—	$165
Deferred tax asset	—	235	235
Current assets	1,073	(370)	703
Property, plant and equipment	102	(55)	47
Goodwill	3,423	2,255	5,678
Other intangibles	1,864	(778)	1,086
Other assets	4	—	4
Current liabilities	(309)	(807)	(1,116)
Long-term deferred tax liability	(46)	(91)	(137)
Other non-current liabilities	—	(750)	(750)

Consideration paid at closing	$6,276	$(361)	$5,915

Additional assets acquired post closing	—	730	730
Contingent consideration	1,500	—	1,500

Net assets acquired and liabilities assumed	$7,776	$369	$8,145

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

The final allocation of cash paid for the Maurer acquisition is summarized as follows (in thousands):

	(as initially reported) Jul 22, 2011	Measurement Period Adjustments	(as adjusted) Jul 22, 2011
Current assets	$1,673	$(668)	$1,005
Property, plant and equipment	628	—	628
Goodwill	870	350	1,220
Other intangibles	922	—	922
Current liabilities	(246)	(265)	(511)

Net assets acquired and liabilities assumed	$3,847	$(583)	$3,264

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

The final allocation of cash paid for the Drake acquisition is summarized as follows (in thousands):

	(as initially reported) Dec 2, 2011	Measurement Period Adjustments	(as adjusted) Dec 2, 2011

Cash	$427	$—	$427
Deferred tax asset	390	56	446
Current assets	4,245	(213)	4,032
Property, plant and equipment	1,773	—	1,773
Goodwill	15,237	474	15,711
Other intangibles	5,810	—	5,810
Other assets	9	—	9
Current liabilities	(3,334)	54	(3,280)
Long-term deferred tax liability	(2,395)	32	(2,363)

Net assets acquired and liabilities assumed	$22,162	$403	$22,565

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

Armor Inox

On December 21, 2011, the company completed its acquisition of all of the capital stock ofArmor Inox, S.A., together with its subsidiaries Armor Inox Production S.a.r.l and Armor Inox UK Ltd (collectively “Armor Inox”, a manufacturer of thermal processing systems for the food processing industry for a purchase price of approximately $28.7 million, net of cash acquired.

The final allocation of cash paid for the Armor Inox acquisition is summarized as follows (in thousands):

	(as initially reported) Dec 21, 2011	Measurement Period Adjustments	(as adjusted) Dec 21, 2011

Cash	$18,201	$—	$18,201
Current assets	14,612	(958)	13,654
Property, plant and equipment	941	630	1,571
Goodwill	23,789	2,346	26,135
Other intangibles	12,155	(2,735)	9,420
Other assets	25	—	25
Current liabilities	(18,440)	(186)	(18,626)
Long-term deferred tax liability	(3,975)	903	(3,072)
Other non-current liabilities	(450)	—	(450)

Net assets acquired and liabilities assumed	$46,858	$—	$46,858

The goodwill and $3.4 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $1.1 million allocated to customer relationships, $1.1 million allocated to developed technology and $3.8 million allocated to backlog, which are to be amortized over periods of 6 years, 7 years and 2 years, respectively. Goodwill and other intangibles of Armor Inox are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

Baker
On March 14, 2012, the company completed its acquisition of certain assets of Turkington USA, LLC (now known as Baker Thermal Solutions "Baker"), a manufacturer of automated baking ovens for the food processing industry, for a purchase price of approximately $10.3 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Mar 14, 2012	Measurement Period Adjustments	(as adjusted) Mar 14, 2012

Current assets	$4,617	$(2,176)	$2,441
Property, plant and equipment	221	—	221
Goodwill	5,797	1,427	7,224
Other intangibles	—	750	750
Current liabilities	(385)	(1)	(386)
Net assets acquired and liabilities assumed	$10,250	$—	$10,250

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

Stewart
On September 5, 2012, the company completed its acquisition of certain assets of Stewart Systems Global, LLC ("Stewart"), a manufacturer of automated proofing and oven baking systems for the food processing industry, for a purchase price of approximately $27.8 million. An additional payment is also payable upon the achievement of certain financial targets. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreement. The company expects to finalize this in the first quarter of 2013.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands)

	(as initially reported) Sep 5, 2012	Measurement Period Adjustments	(as adjusted) Sep 5, 2012

Cash	$—	$244	$244
Current assets	11,839	(715)	11,124
Property, plant and equipment	653	(11)	642
Goodwill	17,886	(2,142)	15,744
Other intangibles	6,850	3,310	10,160
Current liabilities	(5,228)	(469)	(5,697)
Other non-current liabilities	(4,000)	(217)	(4,217)
Consideration paid at closing	$28,000	$—	$28,000

Contingent consideration	4,000	—	4,000
Net assets acquired and liabilities assumed	$32,000	$—	$32,000
The goodwill and $4.5 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $5.3 million allocated to customer relationships and $0.4 million allocated to backlog, which are being amortized over periods of 5 years and 6 months, respectively. Goodwill and other intangibles of Stewart are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
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

Nieco
On October 31, 2012, the company completed its acquisition of Nieco Corporation, ("Nieco"), a leading manufacturer of automated broilers for the commercial foodservice industry, for a purchase price of approximately $23.9 million. An additional payment is also payable upon the achievement of certain financial targets. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreement. The company expects to finalize this in the first quarter of 2013.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) Oct 31, 2012

Cash	$140
Current assets	4,011
Property, plant and equipment	268
Goodwill	18,855
Other intangibles	5,620
Current liabilities	(1,836)
Other non-current liabilities	(3,058)
Consideration paid at closing	$24,000

Contingent consideration	3,058
Net assets acquired and liabilities assumed	$27,058
The goodwill and $2.5 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $3.0 million allocated to customer relationships and $0.1 million allocated to backlog, which are being amortized over periods of 4 years and 3 months, respectively. Goodwill and other intangibles of Nieco are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
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
The Nieco purchase agreement includes an earnout provision providing for a contingent payment due the sellers to the extent certain financial targets are exceeded. This earnout is payable within the first quarters of 2014 and 2015, respectively, if Nieco exceeds certain sales and earnings targets for fiscal 2013 and 2014. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $3.1 million.

Pro forma financial information

In accordance with ASC 805 “Business Combinations”, the following unaudited pro forma results of operations for the years ended December 29, 2012 and December 31, 2011, assumes the 2012 acquisitions of Baker, Stewart and Nieco and the 2011 acquisitions of Beech, Lincat, Danfotech, Maurer, Auto-Bake, Drake and Armor Inox were completed on January 2, 2011.  The following pro forma results include adjustments to reflect additional interest expense to fund the acquisition, amortization of intangibles associated with the acquisition, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data:

	December 29, 2012	December 31, 2011
Net sales	$1,074,910	$1,001,467
Net earnings	124,167	102,304

Net earnings per share:
Basic	6.80	5.68
Diluted	6.68	5.52

The supplemental pro forma financial information presented above has been prepared for comparative purposes and is not necessarily indicative of either the results of operations that would have occurred had the acquisitions of these companies been effective on January 2, 2011 nor are they indicative of any future results.  Also, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate Beech, Lincat, Danfotech, Maurer, Auto-Bake, Drake, Armor Inox, Baker, Stewart and Nieco.

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

The company's fiscal year ends on the Saturday nearest December 31. Fiscal years 2012, 2011, and 2010 ended on December 29, 2012, December 31, 2011 and January 1, 2011, respectively, and each included 52 weeks.

Certain prior year amounts have been reclassified to be consistent with current year presentation.

(b)	Cash and Cash Equivalents

The company considers all short-term investments with original maturities of three months or less when acquired to be cash equivalents. The company’s policy is to invest its excess cash in interest-bearing deposits with major banks that are subject to minimal credit and market risk.

(c)	Accounts Receivable

Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $6.4 million and $6.9 million at December 29, 2012 and December 31, 2011, respectively. At December 29, 2012, all accounts receivable are expected to be collected within one year.

(d) Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventories at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $22.2 million in 2012 and $18.6 million in 2011 and represented approximately 14% and 15% of the total inventory in each respective year. The amount of LIFO reserve at December 29, 2012 and December 31, 2011 was not material. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at December 29, 2012 and December 31, 2011 are as follows:

	2012	2011
	(dollars in thousands)
Raw materials and parts	$87,184	$69,576
Work in process	18,957	15,463
Finished goods	47,349	39,261
	153,490	124,300

(e)	Property, Plant and Equipment

Property, plant and equipment are carried at cost as follows:

	2012	2011
	(dollars in thousands)
Land	$8,402	$8,189
Building and improvements	48,164	46,104
Furniture and fixtures	13,644	11,680
Machinery and equipment	57,650	50,548
	127,860	116,521
Less accumulated depreciation	(63,974)	(54,014)
	$63,886	$62,507

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

Depreciation expense amounted to $8.7 million, $6.9 million and $5.9 million in fiscal 2012, 2011 and 2010, respectively.

Expenditures which significantly extend useful lives are capitalized. Maintenance and repairs are charged to expense as incurred. Asset impairments are recorded whenever events or changes in circumstances indicate that the recorded value of an asset is greater than the sum of its expected future undiscounted cash flows.

(f)	Goodwill and Other Intangibles

In accordance with ASC 350 “Goodwill-Intangibles and Other”, the company’s goodwill and other indefinite lived intangibles are reviewed for impairment annually on the first day of the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of goodwill and other indefinite lived intangibles, the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors.   Estimates of future cash flows are judgments based on the company’s experience and knowledge of operations.  These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends.  If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges. Any such charge could have a material adverse effect on the company’s reported net earnings.

Goodwill is allocated to the business segments as follows (in thousands):

	Commercial Foodservice	Food Processing	Total
Balance as of January 1, 2011	$330,501	$39,488	$369,989

Goodwill acquired during the year	49,204	64,486	113,690
Measurement period adjustments to goodwill acquired in prior year	(1,272)	(5)	(1,277)
Exchange effect	(3,081)	(1,509)	(4,590)

Balance as of December 31, 2011	$375,352	$102,460	$477,812

Goodwill acquired during the year	18,855	22,968	41,823
Measurement period adjustments to goodwill acquired in prior year	528	2,381	2,909
Exchange effect	2,511	956	3,467

Balance as of December 29, 2012	$397,246	$128,765	$526,011

The company has not recognized any goodwill impairments and therefore no accumulated impairment loss.

Intangible assets consist of the following (in thousands):

	December 29, 2012			December 31, 2011
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	3.3	$76,763	$(40,349)	3.1	$67,904	$(28,435)
Backlog	1.0	8,751	(6,713)	2.0	9,733	(4,378)
Developed technology	3.3	17,876	(11,975)	1.7	18,106	(9,033)
		$103,390	$(59,037)		$95,743	$(41,846)
Indefinite-lived assets:
Trademarks and tradenames		$188,988			$180,829

The aggregate intangible amortization expense was $17.0 million, $12.2 million and $10.6 million in 2012, 2011 and 2010, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

2013	$17,713
2014	12,702
2015	7,498
2016	4,596
2017	1,503
Thereafter	341
$44,353

(g)	Accrued Expenses

Accrued expenses consist of the following at December 29, 2012 and December 31, 2011, respectively:

	2012	2011
	(dollars in thousands)
Accrued payroll and related expenses	$42,960	$41,434
Advanced customer deposits	37,392	33,246
Accrued customer rebates	23,901	23,136
Accrued warranty	17,593	13,842
Accrued product liability and workers compensation	13,290	10,771
Accrued agent commission	9,531	8,668
Accrued professional services	8,346	7,497
Other accrued expenses	17,919	31,798

	$170,932	$170,392

(h)	Litigation Matters

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

(i)	Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss) as reported in the consolidated balance sheets:

	2012	2011
	(dollars in thousands)
Unrecognized pension benefit costs, net of tax	$(5,597)	$(7,615)
Unrealized loss on interest rate swap, net of tax	(1,447)	(1,691)
Currency translation adjustments	(5,355)	(11,228)

	$(12,399)	$(20,534)

(j)	Fair Value Measures

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
Level 3 – Unobservable inputs based on our own assumptions

The company’s financial assets and liabilities that are measured at fair value are categorized using the fair value hierarchy at December 29, 2012 and December 31, 2011 are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of December 29, 2012

Financial Assets:
Pension Plans	$24,346	$935	—	$25,281

Financial Liabilities:
Interest rate swaps	—	$2,853	—	$2,853
Contingent consideration	—	—	$8,609	$8,609

As of December 31, 2011

Financial Assets:
Pension Plans	$21,229	$1,297	—	$22,526

Financial Liabilities:
Interest rate swaps	—	$3,216	—	$3,216
Contingent consideration	—	—	$3,398	$3,398

The contingent consideration as of December 29, 2012 relates to the earnout provisions recorded in conjunction with the acquisitions of Cooktek, Danfotech, Stewart and Nieco.

The contingent consideration as of December 31, 2011 relates to the earnout provisions recorded in conjunction with the acquisitions of Cooktek and Danfotech.

(k)	Foreign Currency

Foreign currency transactions are accounted for in accordance with ASC 830 “Foreign Currency Translation”. The income statements of the company’s foreign operations are translated at the monthly average rates. Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur. These transactions amounted to a loss of $3.7 million in 2012, and gains of $0.2 million in 2011 and 2010 and are included in other expense on the statements of earnings.

(l)	Revenue Recognition

The company recognizes revenue on the sale of its products where title transfers and when risk of loss has passed to the customer, which occurs at the time of shipment, and collectability is reasonably assured. The sale prices of the products sold are fixed and determinable at the time of shipment. Sales are reported net of sales returns, sales incentives and cash discounts based on prior experience and other quantitative and qualitative factors.

At the Food Processing Equipment Group, the company enters into long-term sales contracts for certain products. Revenue under these long-term sales contracts is recognized using the percentage of completion method defined within ASC 605-35 “Construction-Type and Production-Type Contracts” due to the length of time to fully manufacture and assemble the equipment. The company measures revenue recognized based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. Because estimated labor hours to complete a project are based upon forecasts using the best available information, the actual hours may differ from original estimates. Under ASC 605, the company records the asset for revenue recognized but not yet billed on contracts accounted for under the percentage of completion method in Prepaid Expenses and Other on the consolidated balance sheet. For 2012 and 2011, the amount of this asset was $8.2 million and $1.9 million, respectively. The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the company's financial statements and most accurately measures the matching of revenues with expenses. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements.

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

A rollforward of the warranty reserve for the fiscal years 2012 and 2011 are as follows:

	2012	2011
	(dollars in thousands)
Beginning balance	$13,842	$14,468
Warranty reserve related to acquisitions	819	939
Warranty expense	28,789	21,019
Warranty claims	(25,857)	(22,584)
Ending balance	$17,593	$13,842

(o)	Research and Development Costs

Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $14.1 million, $10.4 million, and $7.7 million in fiscal 2012, 2011 and 2010, respectively.

(p)	Non-Cash Share-Based Compensation

The company estimates the fair value of restricted share grants and stock options at the time of grant and recognizes compensation costs over the vesting period of the awards and options. Non-cash share-based compensation expense of $12.0 million, $18.1 million and $14.7 million was recognized for fiscal 2012, 2011 and 2010, respectively, associated with restricted share grants. The company recorded a related tax benefit of $4.6 million, $7.1 million and $5.8 million in fiscal 2012, 2011 and 2010, respectively. The company issued restricted share grants with a fair value of $34.7 million in fiscal year 2011. There were no restricted share grants issued in fiscal 2012 or 2010.

As of December 29, 2012, there was $13.1 million of total unrecognized compensation cost related to nonvested restricted share grant compensation arrangements, which will be recognized over a weighted average life of 2.0 years.

The fair value of restricted share grant awards for which vesting is subject to market conditions have been estimated using binomial option-pricing models, based on the average market price at the grant date and the weighted average assumptions specific to share grant awards. Share grant awards not subject to market conditions for vesting are valued at the closing share price of the company’s stock as of the date of the grant. The company issued 386,000 restricted share grant awards in 2011. There were no restricted share grant awards in 2012 or 2010. Share grant awards issued in 2011 are performance based and were not subject to market conditions. The fair value of $89.98 per share for the awards for 2011 represent the closing share price of the company’s stock as of the date of grant.

(q)	Earnings Per Share

“Basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding and other dilutive securities.

The company’s potentially dilutive securities consist of shares issuable on exercise of outstanding options and vesting of restricted stock grants computed using the treasury method and amounted to 329,000, 536,000, and 536,000 for fiscal 2012, 2011 and 2010, respectively. There were no anti-dilutive equity awards excluded from common stock equivalents for 2012, 2011 or 2010.

(r)	Consolidated Statements of Cash Flows

Cash paid for interest was $8.0 million, $7.8 million and $7.6 million in fiscal 2012, 2011 and 2010, respectively. Cash payments totaling $49.0 million, $32.3 million, and $34.3 million were made for income taxes during fiscal 2012, 2011 and 2010, respectively.

(s)	New Accounting Pronouncements
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
In June 2011 and December 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” and ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, respectively.  ASU No. 2011-05 eliminated the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity. Instead, entities have the option to present the components of net income, the components of other comprehensive income and total comprehensive income in a single continuous statement or in two separate but consecutive statements. The guidance does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. The company adopted the provisions of ASU No. 2011-05 on January 1, 2012.  As this guidance only revises the presentation of comprehensive income, there was no impact to the company’s financial position, results of operations or cash flows.  For annual reporting purposes the company has elected to present comprehensive income in a two-statement format.
In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350).” This ASU will allow an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The ASU also amends previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the ASU provides additional examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The company adopted the provisions of ASU 2011-08 on January 1, 2012. There was no impact to the company’s financial position, results of operation or cash flows. The company applied the qualitative evaluation allowed under this ASU in connection with the company’s annual goodwill impairment test for fiscal year 2012.

On July 27, 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350)”. Similar to ASU 2011-08, this ASU amends the guidance in ASC 350-30. While ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit, ASU-2012-02 allows an entity the option to make a qualitative evaluation to determine whether the existence of events and circumstances indicate that it is more likely than not the indefinite-lived intangible asset is impaired thus requiring the entity to perform quantitative impairment tests in accordance with ASC 350-30. The ASU also amends previous guidance by expanding upon the examples of events and circumstances that an entity should consider when making the qualitative evaluation. The company is currently evaluating its adoption approach to this guidance. The adoption of this guidance is not expected to affect the company's financial position, results of operations or cash flows.

(4)	FINANCING ARRANGEMENTS

The following is a summary of long-term debt at December 29, 2012 and December 31, 2011:

	2012	2011
	(dollars in thousands)
Senior secured revolving credit line	$256,500	$309,400
Foreign loans	3,220	7,935
Other debt arrangement	350	$—
Total debt	$260,070	$317,335

Less current maturities of long-term debt	1,850	315,831

Long-term debt	$258,220	$1,504

On August 7, 2012, the company entered into a new senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of December 29, 2012, the company had $256.5 million of borrowings outstanding under this facility. The company also had $7.8 million in outstanding letters of credit as of December 29, 2012, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $735.7 million million at December 29, 2012.
At December 29, 2012, borrowings under the senior secured credit facility are assessed at an interest rate of 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At December 29, 2012 the average interest rate on the senior debt amounted to 1.54%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.23% as of December 29, 2012.
In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On December 29, 2012 these facilities amounted to $1.7 million in U.S. dollars, including $0.1 million outstanding under a revolving credit facility and $1.6 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 2.75% on December 29, 2012. The term loan matures in 2022 and the interest rate is assessed at 4.55%.
In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On December 29, 2012 these facilities amounted to $1.6 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At December 29, 2012, the average interest rate on these facilities was approximately 4.68%. The facilities mature in April 2013.
The company’s debt is reflected on the balance sheet at cost. Based on current market conditions, the company believes its interest rate margins on its existing debt are consistent with current market conditions and therefore the carrying value of debt reflects the fair value. At December 31, 2011, prior to the company's debt refinancing, the company concluded the interest rate margins on its debt were below the rate available on the market, which causes the fair value of debt to fall below the carrying value. However, as the interest rate margin is based upon numerous factors, including but not limited to the credit rating of the borrower, the duration of the loan, the structure and restrictions under the debt agreement, current lending policies of the counterparty, and the company’s relationships with its lenders, there is no readily available market data to ascertain the current market rate for an equivalent debt instrument. As a result, the current interest rate margin is based upon the company’s best estimate based upon discussions with its lenders.

The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations. The upfront cash payment is the amount that a market participant would be able to lend to achieve sufficient cash inflows to cover the cash outflows under the company’s senior revolving credit facility assuming the facility was outstanding in its entirety until maturity. Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s senior revolving credit facility in August 2017. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods. The carrying value and estimated aggregate fair value, a level 2 measurement, based primarily on market prices, of debt is as follows (in thousands):

	December 29, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$260,070	$260,070	$317,335	$315,749

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of December 29, 2012, the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date
$25,000,000	1.610%	2/23/2011	2/24/2014
25,000,000	2.520%	2/23/2011	2/23/2016
25,000,000	0.975%	7/18/2011	7/18/2014
15,000,000	1.185%	9/12/2011	9/12/2016
15,000,000	0.620%	9/12/2011	9/11/2014

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; and enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the Company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At December 29, 2012, the company was in compliance with all covenants pursuant to its borrowing agreements.

The aggregate amount of debt payable during each of the next five years is as follows:

(in thousands)
2013	$1,850
2014	444
2015	124
2016	124
2017 and thereafter	257,528

$260,070

(5)	COMMON AND PREFERRED STOCK

(a)    Shares Authorized and Issued

At December 29, 2012 and December 31, 2011 the company had 47,500,000, shares of common stock and 2,000,000 shares of non-voting preferred stock authorized. At December 29, 2012 and December 31, 2011, there were 18,802,972 and 18,655,910, respectively, shares of common stock outstanding.

(b)    Treasury Stock

In July 1998, the company's Board of Directors adopted a stock repurchase program and during 1998 authorized the purchase of up to 1,800,000 common shares in open market purchases. As of December 29, 2012, 1,738,070 shares had been purchased under the 1998 stock repurchase program and 61,930 remain authorized for repurchase.

At December 29, 2012, the company had a total of 4,635,315 shares in treasury amounting to $147.4 million.

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

•
1998 Stock Incentive Plan (the "1998 Plan"), as amended on December 15, 2003. Effective February 15, 2008 and in accordance with plan parameters, the company is no longer permitted to make grants under the 1998 Plan. Accordingly, zero shares are available for issuance under the 1998 Plan.

As of December 29, 2012, a total of 3,363,506 share-based awards have been issued under the 1998 Plan.  This includes 928,186 restricted share grants, of which 59,115 remain unvested and 123,514 have been cancelled. This also includes 2,435,320 stock options, of which 2,092,404 have been exercised and 347,916 remain outstanding.

•
2007 Stock Incentive Plan (the "2007 Plan"), as amended on May 7, 2009. Effective August 11, 2011 and in accordance with plan parameters, the company is no longer permitted to make grants under the 2007 Plan. Accordingly, zero additional shares are available for issuance under the 2007 Plan.

As of December 29, 2012, a total of 894,518 share-based awards have been issued under the 2007 Plan. This includes 890,889 restricted share grants, of which 365,801 remain outstanding and unvested.  This also includes 3,629 stock options, of which 708 have been exercised, 2,597 have been forfeited and zero remain outstanding.

•	2011 Stock Incentive Plan (the "2011 Plan"). A maximum amount of 550,000 shares can be issued under the 2011 Plan.

As of December 29, 2012, zero share-based awards have been issued under the 2011 Plan.

A summary of stock option activity under the 1998 Plan is presented below (amounts in thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011:	706,670	$9.41	1.36	$59,809

Granted	—	—
Exercised	(358,754)	7.82
Forfeited	—	—

Outstanding at December 29, 2012:	347,916	$11.04	0.65	$39,811

Exercisable at December 29, 2012:	347,916	$11.04	0.65	$39,811

Vested or expected to vest At December 29, 2012:	347,916	$11.04	0.65	$39,811

A summary of stock option activity under the 2007 Plan is presented below (amounts in thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011:	2,597	$14.56	0.78	$206

Granted	—	—
Exercised	—	—
Forfeited	(2,597)	14.56

Outstanding at December 29, 2012:	—	$—	—	$—

Exercisable at December 29, 2012:	—	$—	—	$—

Vested or expected to vest At December 29, 2012:	—	$—	—	$—

A summary of the company’s nonvested restricted share grant activity under the 1998 and 2007 Plans and related information for fiscal years ended December 29, 2012 and December 31, 2011 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2011	631,993	$48.47

Granted	386,000	$89.98
Vested	(327,933)	$83.61
Forfeited	(2,700)	$54.81

Nonvested shares at December 31, 2011	687,360	$65.78

Granted	—	$—
Vested	(248,639)	$96.05
Forfeited	(13,805)	$89.98

Nonvested shares at December 29, 2012	424,916	$87.73

The company issues share-based awards from shares that have been authorized as new share issuances. The company does not anticipate it will be required to repurchase any additional shares of common stock in 2013 to satisfy obligations under its share-based award programs.

Additional information related to the share based compensation is as follows:

	2012	2011	2010
	(dollars in thousands)
Intrinsic value of options exercised	$42,208	$1,477	$2,280
Cash received from exercise	2,804	236	666
Tax benefit from option exercises	14,149	74	450

(6)     INCOME TAXES

Earnings before taxes is summarized as follows:

	2012	2011	2010
	(dollars in thousands)
Domestic	$157,471	$125,730	$104,421
Foreign	16,969	14,719	9,815
Total	$174,440	$140,449	$114,236

The provision for income taxes is summarized as follows:

	2012	2011	2010
	(dollars in thousands)
Federal	$42,660	$33,778	$31,309
State and local	7,216	7,169	7,052
Foreign	3,867	4,028	3,008
Total	$53,743	$44,975	$41,369

Current	$53,826	$39,554	$39,949
Deferred	(83)	5,421	1,420
Total	$53,743	$44,975	$41,369

Reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate are as follows:

	2012	2011	2010
U.S. federal statutory tax rate	35.0%	35.0%	35.0%

State taxes, net of federal benefit	2.7	3.0	4.1
Tax relief for U.S. manufacturers	(2.4)	(2.1)	(1.9)
Permanent book vs. tax differences	(1.6)	(1.1)	(1.3)
U.S. taxes on foreign earnings and foreign tax rate differentials	(1.5)	(1.5)	(0.3)
Reserve adjustments and other	(1.4)	(1.3)	0.6
Consolidated effective tax	30.8%	32.0%	36.2%

At December 29, 2012 and December 31, 2011, the company had recorded the following deferred tax assets and liabilities, which were comprised of the following:

	2012	2011
	(dollars in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$13,406	$20,430
Compensation related	20,038	18,654
Accrued retirement benefits	7,105	8,780
Inventory reserves	5,241	4,611
Product liability and workers compensation reserves	6,351	5,052
Warranty reserves	5,122	4,490
Receivable related reserves	2,192	2,350
UNICAP	2,425	2,138
State net operating loss carryforwards	509	580
Interest rate swap	964	1,114
Other	10,501	10,802
Gross deferred tax assets	73,854	79,001
Valuation allowance	(740)	—
Deferred tax assets	$73,114	$79,001

Deferred tax liabilities:
Intangible assets	$(68,568)	$(69,998)
Foreign tax earnings repatriation	(2,005)	(1,546)
LIFO reserves	(72)	(161)
Depreciation	(1,794)	(2,547)
Other	(2,148)	(3,504)

Deferred tax liabilities	$(74,587)	$(77,756)

Net deferred tax assets (liabilities)	$(1,473)	$1,245

Current deferred asset	$43,365	$39,090
Long-term deferred liability	(44,838)	(37,845)
Net deferred tax assets (liabilities)	$(1,473)	$1,245

The company does not provide for deferred taxes and foreign withholding taxes on the remaining undistributed earnings of certain international subsidiaries of approximately $38.1 million and $27.2 million as of December 29, 2012 and December 31, 2011, respectively, as these earnings are considered permanently invested. Upon repatriation of these earnings to the U.S. in the form of dividends or otherwise, the company may be subject to U.S. income taxes and foreign withholding taxes. The actual U.S. tax cost would depend on income tax laws and circumstances at the time of distribution. Determination of the related tax liability is not practicable because of the complexities associated with the hypothetical calculation.

As of December 29, 2012, the company has federal and state income tax net operating loss carryforwards of approximately $38.8 million which are subject to annual utilization limitations pursuant to Internal Revenue Code Section 382. If not utilized, the federal and state net operating loss carryforwards will expire at various dates beginning 2019 through 2028. In addition, the company has Australian income tax net operating loss carryforwards of approximately $5.2 million which have an indefinite carryforward life.

Although the company believes its tax returns are correct, the final determination of tax examinations may be different than what was reported on the tax returns. In the opinion of management, adequate tax provisions have been made for the years subject to examination. The company is currently under examination by the Internal Revenue Service for the fiscal years ended January 3, 2009, January 2, 2010 and January 1, 2011. The completion dates of these examinations have not been determined as of December 29, 2012.

As of December 29, 2012, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $12.1 million (of which $10.4 million would impact the effective tax rate if recognized) plus approximately $1.6 million of accrued interest and $1.6 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Interest recognized in fiscal years 2012, 2011 and 2010 was $(0.2) million, $(0.3) million and $0.1 million, respectively. Penalties recognized in fiscal years 2012, 2011 and 2010 was $(0.4) million, $(0.5) million and $0.2 million, respectively.

The following table summarizes the activity related to the unrecognized tax benefits for the fiscal years ended January 1, 2011, December 31, 2011 and December 29, 2012 (dollars in thousands):

Balance at January 2, 2010	$20,251

Increases to current year tax positions	3,524
Increase to prior year tax positions	1,700
Decrease to prior year tax positions	(7,689)

Balance at January 1, 2011	$17,786

Increases to current year tax positions	2,113
Increase to prior year tax positions	334
Decrease to prior year tax positions	(2,393)
Settlements	(1,494)
Lapse of statute of limitations	(755)

Balance at December 31, 2011	$15,591

Increases to current year tax positions	1,572
Increase to prior year tax positions	84
Decrease to prior year tax positions	(1,289)
Settlements	(3,836)

Balance at December 29, 2012	$12,122

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
It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that none of its remaining unrecognized tax benefits may be recognized by the end of 2013 as a result of settlements with taxing authorities or lapses of statutes of limitations.
A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States – federal	2008 – 2012
United States – states	2004 – 2012
Australia	2011 – 2012
Brazil	2010 – 2012
Canada	2009 – 2012
China	2003 – 2012
Denmark	2009 – 2012
France	2011 – 2012
Germany	2011 – 2012
Italy	2009 – 2012
Luxembourg	2011 – 2012
Mexico	2007 – 2012
Philippines	2008 – 2012
South Korea	2006 – 2012
Spain	2008 – 2012
Taiwan	2008 – 2012
United Kingdom	2008 – 2012

(7)	FINANCIAL INSTRUMENTS

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

The company periodically enters into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. There were no forward contracts outstanding at the end of the year.

(b)	Interest Rate

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of December 29, 2012, the fair value of these instruments was a liability of $2.9 million. The change in fair value of these swap agreements in 2012 was a gain of $0.2 million, net of taxes.

A summary of the company’s interest rate swaps is as follows:

		Twelve Months Ended
	Location	Dec 29, 2012	Dec 31, 2011
		(dollars in thousands)
Fair value	Other liabilities	$(2,853)	$(3,216)
Amount of gain/(loss) recognized in other comprehensive income	Other comprehensive income	$(1,663)	$(4,045)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(2,001)	$(3,019)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$25	$(4)

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

The company leases warehouse space, office facilities and equipment under operating leases, which expire in fiscal 2013 and thereafter. Future payment obligations under these leases are as follows:

Total Operating Lease Commitments

2013	$7,981
2014	6,990
2015	5,953
2016	3,701
2017	2,597
2018 and thereafter	5,289

$32,511

Rental expense pertaining to the operating leases was $8.8 million, $6.6 million, and $5.6 million in fiscal 2012, 2011 and 2010 respectively.

(9)	SEGMENT INFORMATION

The company operates in two reportable operating segments defined by management reporting structure and operating activities.

The Commercial Foodservice Equipment Group manufactures, sells, and distributes cooking equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in California, Illinois, Michigan, New Hampshire, North Carolina, Tennessee, Texas, Vermont, Australia, China, Denmark, Italy, the Philippines and the United Kingdom. Principal product lines of this group include conveyor ovens, ranges, steamers, convection ovens, combi-ovens, broilers and steam cooking equipment, induction cooking systems, baking and proofing ovens, charbroilers, catering equipment, fryers, toasters, hot food servers, foodwarming equipment, griddles, coffee and beverage dispensing equipment and kitchen processing and ventilation equipment. These products are sold and marketed under the brand names: Anets, Beech, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, CTX, Carter-Hoffmann, CookTek, Doyon, Frifri, Giga, Holman, Houno, IMC, Jade, Lang, Lincat, MagiKitch’n, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, Southbend, Star, Toastmaster, TurboChef and Wells.

The Food Processing Equipment Group manufactures preparation, cooking, packaging food handling and food safety equipment for the food processing industry. This business segment has manufacturing operations in Illinois, Iowa, North Carolina, Texas, Virginia, Wisconsin, Australia, France, Germany and Mexico. Principal product lines of this group include batch ovens, belt ovens, continuous processing ovens, frying systems, automated thermal processing systems, automated loading and unloading systems, meat presses, breading, battering, mixing, forming, grinding and slicing equipment, food suspension, reduction and emulsion systems, defrosting equipment, packaging and food safety equipment. These products are sold and marketed under the brand names: Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Danfotech, Drake, Maurer-Atmos, MP Equipment, RapidPak and Stewart Systems.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker evaluates individual segment performance based on operating income. Management believes that intersegment sales are made at established arms length transfer prices.

The following table summarizes the results of operations for the company’s business segments(1,2) (dollars in thousands):

	Commercial Foodservice	Food Processing	Corporate and Other(3)	Total
2012
Net sales	$786,391	$251,783	$—	$1,038,174
Operating income	194,573	39,924	(46,413)	188,084
Depreciation and amortization expense	17,920	7,366	1,617	26,903
Net capital expenditures	3,834	3,829	(11)	7,652
Total assets	880,333	291,913	72,034	1,244,280
Long-lived assets	45,240	11,074	16,012	72,326

2011
Net sales	$723,274	$132,633	$—	$855,907
Operating income	181,963	19,997	(53,250)	148,710
Depreciation and amortization expense	15,839	3,053	816	19,708
Net capital expenditures	6,896	447	497	7,840
Total assets	848,655	238,724	59,133	1,146,512
Long-lived assets	45,971	7,771	12,849	66,591

2010
Net sales	$611,596	$107,525	$—	$719,121
Operating income	148,443	20,580	(46,235)	122,788
Depreciation and amortization expense	13,331	3,130	553	17,014
Net capital expenditures	2,810	136	213	3,159
Total assets	712,738	103,829	56,605	873,172
Long-lived assets	34,559	4,120	11,591	50,270

(1)
Non-operating expenses are not allocated to the reportable segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.

(2)
Long lived assets as previously reported included goodwill and other intangibles assets, which have been removed from all years in the current year presentation. In addition, certain amounts of total assets reported in Corporate and Other in 2011 have been reclassified to Commercial Foodservice in the current year presentation.

(3)	Includes corporate and other general company assets and operations.

Geographic Information

Long-lived assets, not including goodwill and other intangibles(1) (in thousands):

	2012	2011	2010
	(dollars in thousands)
United States and Canada	$48,516	$41,428	$44,357

Asia	3,391	2,467	1,805
Europe and Middle East	19,198	18,780	3,159
Latin America	1,221	3,916	949
Total international	23,810	25,163	5,913

	$72,326	$66,591	$50,270

(1)	Long lived assets as previously reported included goodwill and other intangibles assets, which have been removed from all years in the current year presentation.

Net sales (in thousands):

	2012	2011	2010
	(dollars in thousands)
United States and Canada	$711,241	$613,081	$575,527

Asia	91,021	61,078	42,786
Europe and Middle East	167,840	137,335	79,859
Latin America	68,072	44,413	20,949
Total international	326,933	242,826	143,594

	$1,038,174	$855,907	$719,121

(10)	EMPLOYEE RETIREMENT PLANS

(a)Pension Plans

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

The company also maintains a retirement benefit agreement with its Chairman. The retirement benefits are based upon a percentage of the Chairman’s final base salary. Additionally, the company maintains a retirement plan for non-employee directors participating on the Board of Directors prior to 2004 (together with the Chairman’s agreement the “Director Plans”). In November 2010, the Board of Directors approved a revision to the directors’ compensation program that resulted in the plan being frozen and benefits being distributed to vested plan participants. Benefit distributions were made in December 2010 and in January 2011 subsequent to the fiscal year end. As of December 29, 2012, there are no longer any participants in the retirement plan for non-employee directors. This plan is not available to any new non-employee directors.

A summary of the plans’ net periodic pension cost, benefit obligations, funded status, and net balance sheet position is as follows (dollars in thousands):

Fiscal Year 2012

	Elgin Plan	Smithville Plan	Wrexham Plan	Director Plans
Net Periodic Pension Cost:
Service cost	$—	$—	$—	$1,625
Interest cost	198	642	654	553
Expected return on assets	(171)	(546)	(787)	—
Amortization of net loss (gain)	218	537	—	(405)
Pension settlement	—	—	—	—
	$245	$633	$(133)	$1,773

Change in Benefit Obligation:
Benefit obligation – beginning of year	$4,801	$15,204	$13,689	$11,378
Benefit obligations – acquisitions	—	—	—	—
Service cost	—	—	—	1,625
Interest on benefit obligations	198	642	654	553
Actuarial loss (gain)	125	724	1,238	(4,563)
Pension settlement	—	—	—	—
Net benefit payments	(262)	(500)	(706)	—
Exchange effect	—	—	587	—
Benefit obligation – end of year	$4,862	$16,070	$15,462	$8,993

Change in Plan Assets:
Plan assets at fair value – beginning of year	$3,188	$7,820	$11,518	$—
Plan assets at fair value – acquisitions	—	—	—	—
Company contributions	255	638	499	—
Investment (loss) gain	322	823	1,191	—
Benefit payments and plan expenses	(262)	(500)	(706)	—
Exchange effect	—	—	495	—
Plan assets at fair value – end of year	$3,503	$8,781	$12,997	$—

Funded Status:
Unfunded benefit obligation	$(1,359)	$(7,289)	$(2,465)	$(8,993)

Amounts recognized in balance sheet at year end:
Other noncurrent liabilities	$(1,359)	$(7,289)	$(2,465)	$(8,993)

Pre-tax components in accumulated other comprehensive income:
Net actuarial loss (gain)	$1,857	$6,201	$2,303	$(1,622)
Net prior service cost	—	—	—	—
Net transaction (asset) obligations	—	—	—	—
Total amount recognized	$1,857	$6,201	$2,303	$(1,622)

Accumulated Benefit Obligation	$4,862	$16,070	$15,462	$4,764

Salary growth rate	n/a	n/a	n/a	10.0%
Assumed discount rate	4.0%	4.0%	4.1%	4.0%
Expected return on assets	5.5%	7.0%	6.2%	n/a

Fiscal Year 2011

	Elgin Plan	Smithville Plan	Wrexham Plan	Director Plans
Net Periodic Pension Cost:
Service cost	$—	$—	$—	$1,123
Interest cost	226	669	415	472
Expected return on assets	(178)	(571)	(480)	—
Amortization of net loss (gain)	125	203	—	507
Pension settlement	—	—	—	13
	$173	$301	$(65)	$2,115

Change in Benefit Obligation:
Benefit obligation – beginning of year	$4,142	$11,958	$—	$7,028
Benefit obligations – acquisitions	—	—	13,328	—
Service cost	—	—	—	1,123
Interest on benefit obligations	226	669	415	472
Actuarial losses	695	2,978	192	3,043
Pension settlement	—	—	—	12
Net benefit payments	(262)	(401)	(246)	(300)
Benefit obligation – end of year	$4,801	$15,204	$13,689	$11,378

Change in Plan Assets:
Plan assets at fair value – beginning of year	$3,342	$8,253	$—	$—
Plan assets at fair value – acquisitions	—	—	11,798	—
Company contributions	156	225	465	300
Investment (loss) gain	(49)	(257)	(499)	—
Benefit payments and plan expenses	(261)	(401)	(246)	(300)
Plan assets at fair value – end of year	$3,188	$7,820	$11,518	$—

Funded Status:
Unfunded benefit obligation	$(1,613)	$(7,384)	$(2,171)	$(11,378)

Amounts recognized in balance sheet at year end:
Other noncurrent liabilities	$(1,613)	$(7,384)	$(2,171)	$(11,378)

Pre-tax components in accumulated other comprehensive income:
Net actuarial loss (gain)	$2,102	$6,291	$1,409	$2,536
Net prior service cost	—	—	—	—
Net transaction (asset) obligations	—	—	—	—
Total amount recognized	$2,102	$6,291	$1,409	$2,536

Accumulated Benefit Obligation	$4,801	$15,204	$13,689	$3,999

Salary growth rate	n/a	n/a	n/a	10.0%
Assumed discount rate	4.3%	4.3%	4.7%	4.3%
Expected return on assets	5.5%	7.0%	6.6%	n/a

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

The assets of the plans were invested in the following classes of securities (none of which were securities of the company):

Elgin Plan

	Target Allocation	Percentage of Plan Assets
		2012	2011
Equity	48%	52%	49%
Fixed income	40	36	37
Money market	4	6	5
Other (real estate & commodities)	8	6	9

	100%	100%	100%

Smithville Plan

	Target Allocation	Percentage of Plan Assets
		2012	2011
Equity	48%	52%	51%
Fixed income	40	37	37
Money market	4	5	4
Other (real estate & commodities)	8	6	8

	100%	100%	100%

Wrexham Plan

	Target Allocation	Percentage of Plan Assets
		2012	2011
Equity	50%	71%	66%
Fixed income	50	26	27
Money market	—	3	7
Other (real estate & commodities)	—	—	—

	100%	100%	100%

In accordance with ASC 820 “Fair Value Measurements and Disclosures”, the company has measured its defined benefit pension plans at fair value. The following tables summarize the basis used to measure the pension plans’ assets at fair value as of December 29, 2012 (in thousands):

Elgin Plan

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Short Term Investment Fund (a)	$205	$—	$205	$—

Equity Securities:
Large Cap	752	752	—	—
Mid Cap	86	86	—	—
Small Cap	84	84	—	—
International	778	778	—	—

Fixed Income:
Government/Corporate	1,119	1,119	—	—
High Yield	141	141	—	—

Alternative:
Global Real Estate	139	139	—	—
Commodities	199	199	—	—

Total	$3,503	$3,298	$205	$—

(a)	Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

Smithville Plan

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short Term Investment Fund (a)	$402	$—	$402	$—

Equity Securities:
Large Cap	1,920	1,920	—	—
Mid Cap	223	223	—	—
Small Cap	212	212	—	—
International	1,958	1,958	—	—

Fixed Income:			—	—
Government/Corporate	2,861	2,861	—	—
High Yield	353	353	—	—

Alternative:
Global Real Estate	355	355	—	—
Commodities	497	497	—	—

Total	$8,781	$8,379	$402	$—

(a)	Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

Wrexham Plan

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short Term Investment Fund (a)	$328	$—	$328	$—

Equity Securities:
UK	4,430	4,430	—	—
International
Developed	3,663	3,663	—	—
Emerging	548	548	—	—
Global	636	636	—	—
Fixed Income:			—	—
Government/Corporate	1,965	1,965	—	—
Aggregate	373	373	—	—
Index Linked	1,054	1,054	—	—

Total	$12,997	$12,669	$328	$—

(a)	Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

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

Estimated future benefit payments under the plans are as follows (dollars in thousands):

	Elgin Plan	Smithville Plan	Wrexham Plan	Director Plans
2013	$311	$470	$646	$—
2014	304	501	679	—
2015	299	522	711	—
2016	308	568	743	—
2017 through 2022	1,806	4,195	5,170	4,943

Contributions to the directors plans are based upon actual retirement benefits for directors as they retire. Contributions under the Smithville and Elgin plans are funded in accordance with provisions of The Employee Retirement Income Security Act of 1974. Expected contributions to the Elgin, Smithville and Wrexham plans to be made in 2013 are $0.3 million, $0.6 million and $0.5 million, respectively.

(b)	401K Savings Plans

As of December 29, 2012, the company maintained two separate defined contribution 401K savings plans covering all employees in the United States. These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States.

In conjunction with the freeze on future benefits under the defined benefit plan for union employees at the Elgin, Illinois facility, the company established a 401K savings plan for this group of employees. The company makes contributions to this plan in accordance with its agreement with the union. These contributions amounted to less than $0.1 million for each of the years presented. There were no other profit sharing contributions to the 401K savings plans for 2012, 2011 and 2010.

(11)         QUARTERLY DATA (UNAUDITED)

	1st	2nd	3rd	4th	Total Year
	(dollars in thousands, except per share data)
2012
Net sales	$228,823	$260,040	$257,699	$291,612	$1,038,174
Gross profit	87,483	101,816	100,445	113,245	402,989
Income from operations	36,660	45,338	47,429	58,657	188,084
Net earnings	$22,095	$31,045	$29,769	$37,788	$120,697

Basic earnings per share (1)	$1.22	$1.70	$1.63	$2.06	$6.61
Diluted earnings per share (1)	$1.20	$1.67	$1.60	$2.03	$6.49

2011
Net sales	$182,572	$210,855	$218,720	$243,760	$855,907
Gross profit	71,830	85,337	87,318	99,652	344,137
Income from operations	31,364	35,248	37,186	44,912	148,710
Net earnings	$17,825	$19,628	$23,461	$34,559	$95,473

Basic earnings per share (1)	$1.00	$1.09	$1.30	$1.92	$5.30
Diluted earnings per share (1)	$0.97	$1.06	$1.26	$1.87	$5.15

(1)	Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

(12)    SUBSEQUENT EVENT

On December 31, 2012, subsequent to the company's fiscal 2012 year end, the company completed its acquisition of Viking Range Corporate (“Viking”) for $380.0 million in cash. The transaction was funded from borrowing under the company's senior secured revolving credit facility. Viking is a leading manufacturer of premium residential cooking ranges, ovens and kitchen appliances. Headquartered in Greenwood, Mississippi, Viking has approximately $200.0 million in annual revenues. The financial results of Viking had no impact on the company's 2012 financial position, results of operations or cash flows.
The company is currently assessing the fair value of assets acquired and liabilities assumed. On a preliminary basis, the company anticipates that the identifiable intangibles will be approximately $152.5 million primarily related to the tradename. The preliminary estimate of excess purchase price over net assets and liabilities assumed which is to be allocated to goodwill is approximately $180.0 million. In future periods, the financial results, goodwill and other intangibles of Viking will be allocated to a separate business segment. These assets are expected to be deductible for tax purposes.
Preliminary pro forma results of operations for the nine months ended September 29, 2012 and the full year ended December 31, 2011 for the Viking acquisition assumes the acquisition was completed on January 1, 2011 are as follows:

	September 29, 2012	December 31, 2011
Net sales	920,232	1,075,278
Net earnings	70,217	79,665
Net earnings per share	3.79	4.30
Basic	18,237	17,998
Diluted	18,539	18,534

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2012, DECEMBER 31, 2011
AND JANUARY 1, 2011

	Balance Beginning Of Period	Additions/ (Recoveries) Charged to Expense	Write-Offs During the the Period	Acquisition	Balance At End Of Period
Allowance for doubtful accounts; deducted from accounts receivable on the balance sheets-

2012	$6,878,000	$1,382,000	$(1,883,000)	$—	$6,377,000

2011	$7,975,000	$83,000	$(1,180,000)	$—	$6,878,000

2010	$6,596,000	$1,599,000	$(512,000)	$292,000	$7,975,000

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

The company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of December 29, 2012. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 29, 2012, there have been no changes in the company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment of the internal control structure excluded Baker (acquired March 14, 2012), Stewart Systems Baking LLC (acquired September 5, 2012) and Nieco Corporation (acquired October 31, 2012). These acquisitions constitute 0.6% and 6.3% of net and total assets, respectively, 1.8% of net sales and (1.5)% of net income of the consolidated financial statements of the Company as of and for the year ended December 29, 2012. These acquisitions are included in the consolidated financial statements of the company as of and for the year ended December 29, 2012. Under guidelines established by the Securities Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.

Based on our evaluation under the framework in Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2012. Ernst & Young LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company included in this report, has issued an attestation report on the effectiveness of the company's internal control over financial reporting as of December 29, 2012.

The Middleby Corporation
February 27, 2013

Item 9B. Other Information

None.

PART III

Pursuant to General Instruction G (3), of Form 10-K, the information called for by Part III (Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accountant Fees and Services), is incorporated herein by reference from the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The financial statements listed on Page 48 are filed as part of this Form 10-K.

3.	Exhibits

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

2.7
Stock Purchase Agreement, dated December 31, 2012, by and among Middleby Marshall Inc., VRC Acquisition Company, LLC, Viking Range Corporation and the shareholders of Viking Range Corporation Set Forth on the Signature Pages Thereto, incorporated by reference to the company's Form 8-K, Exhibit 2.1, filed on January 7, 2013.

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

10.1
Fifth Amended and Restated Credit Agreement, dated as of August 7, 2012 among Middleby Marshall Inc., The Middleby Corporation, the subsidiary borrowers named therein, the lenders named therein, and Bank of America, N.A., as administrative agent for the lenders, incorporated by reference to the company's Form 8-K, Exhibit 10.1, filed on August 9, 2012.

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

10.13*
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

10.20*
Letter Agreement, dated February 28, 2012, by and among The Middleby Corporation, Middleby Marshall Inc., and Selim A. Bassoul, incorporated by reference to the company's Form 8-K, Exhibit 10.1, dated February 28, 2012, filed on February 29, 2012.

21	List of subsidiaries.

23.1	Consent of Ernst & Young LLP.

23.2	Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements on Form 10-K for the year ended December 29, 2012, filed on February 27, 2013, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) consolidated statements of cash flows, (iv) notes to the consolidated financial statements.

*	Designates management contract or compensation plan.

(c)	See the financial statement schedule included under Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2013.

THE MIDDLEBY CORPORATION

BY:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2013.

Signatures	Title

PRINCIPAL EXECUTIVE OFFICER

/s/ Selim A. Bassoul	Chairman of the Board, President,
Selim A. Bassoul	Chief Executive Officer and Director

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER

/s/ Timothy J. FitzGerald	Vice President, Chief Financial
Timothy J. FitzGerald	Officer, Principal Financial Officer and Principal
Accounting Officer
DIRECTORS

/s/ Robert Lamb	Director
Robert Lamb

/s/ John R. Miller, III	Director
John R. Miller, III

/s/ Gordon O'Brien	Director
Gordon O'Brien

/s/ Philip G. Putnam	Director
Philip G. Putnam

/s/ Sabin C. Streeter	Director
Sabin C. Streeter