Form 10-Q
period 2013-03-30
MIDDLEBY CORP
filed 2013-05-09
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2013
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

As of May 3, 2013 there were 18,793,770 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED March 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Mar 30, 2013	Dec 29, 2012
Current assets:
Cash and cash equivalents	$43,769	$34,366
Accounts receivable, net of reserve for doubtful accounts of $6,522 and $6,377	189,971	162,230
Inventories, net	187,026	153,490
Prepaid expenses and other	25,821	19,151
Current deferred taxes	43,566	43,365
Total current assets	490,153	412,602
Property, plant and equipment, net of accumulated depreciation of $64,591 and $63,974	139,317	63,886
Goodwill	667,609	526,011
Other intangibles	379,432	233,341
Other assets	21,243	8,440
Total assets	$1,697,754	$1,244,280

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$1,669	$1,850
Accounts payable	88,879	69,653
Accrued expenses	199,479	170,932
Total current liabilities	290,027	242,435
Long-term debt	636,757	258,220
Long-term deferred tax liability	43,947	44,838
Other non-current liabilities	52,942	48,760
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 47,500,000 shares authorized; 23,442,565 and 23,438,287 shares issued in 2013 and 2012, respectively	141	141
Paid-in capital	237,281	233,213
Treasury stock, at cost; 4,648,795 and 4,635,315 shares in 2013 and 2012, respectively	(148,443)	(147,352)
Retained earnings	602,325	576,424
Accumulated other comprehensive loss	(17,223)	(12,399)
Total stockholders' equity	674,081	650,027
Total liabilities and stockholders' equity	$1,697,754	$1,244,280

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	Mar 30, 2013	Mar 31, 2012
Net sales	$327,451	$228,823
Cost of sales	206,183	141,340
Gross profit	121,268	87,483
Selling and distribution expenses	36,152	25,175
General and administrative expenses	42,921	25,648
Income from operations	42,195	36,660
Net interest expense and deferred financing amortization, net	3,434	2,091
Other expense, net	213	1,267
Earnings before income taxes	38,548	33,302
Provision for income taxes	12,646	11,207
Net earnings	$25,902	$22,095
Net earnings per share:
Basic	$1.41	$1.22
Diluted	$1.39	$1.20
Weighted average number of shares
Basic	18,395	18,148
Dilutive common stock equivalents[1]	223	317
Diluted	18,618	18,465
Comprehensive income	$21,078	$28,094

1 There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	Mar 30, 2013	Mar 31, 2012
Cash flows from operating activities--
Net earnings	$25,902	$22,095
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	14,023	7,047
Non-cash share-based compensation	2,965	2,747
Deferred taxes	1,115	2,310
Unrealized loss on derivative financial instruments	5	1
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(8,603)	15,409
Inventories, net	(13,229)	(9,410)
Prepaid expenses and other assets	(5,474)	(7,998)
Accounts payable	(941)	(3,228)
Accrued expenses and other liabilities	(2,232)	(18,220)
Net cash provided by operating activities	13,531	10,753
Cash flows from investing activities--
Additions to property and equipment	(3,923)	(1,584)
Acquisition of Danfotech, net of cash acquired	—	361
Acquisition of Baker	—	(10,250)
Acquisition of Stewart	(5,000)	—
Acquisition of Viking, net of cash acquired	(372,836)	—
Net cash used in investing activities	(381,759)	(11,473)
Cash flows from financing activities--
Net proceeds under current revolving credit facilities	378,500	—
Net (repayments) under previous revolving credit facilities	—	(2,200)
Net (repayments) proceeds under foreign bank loan	(47)	1,196
Net repayments under other debt arrangement	(5)	—
Repurchase of treasury stock	(1,091)	(11,046)
Debt issuance costs	(11)	—
Excess tax benefit related to share-based compensation	1,089	—
Net proceeds from stock issuances	13	544
Net cash (used in) provided by financing activities	378,448	(11,506)
Effect of exchange rates on cash and cash equivalents	$(817)	$723
Changes in cash and cash equivalents--
Net increase (decrease) in cash and cash equivalents	9,403	(11,503)
Cash and cash equivalents at beginning of year	34,366	40,216
Cash and cash equivalents at end of period	$43,769	$28,713

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2013
(Unaudited)

1)	Summary of Significant Accounting Policies

A)	Basis of Presentation
The condensed consolidated financial statements have been prepared by The Middleby Corporation (the "company" or “Middleby”), pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2012 Form 10-K. The company’s interim results are not necessarily indicative of future full year results for the fiscal year 2013.
In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of March 30, 2013 and December 29, 2012, and the results of operations for the three months ended March 30, 2013 and March 31, 2012 and cash flows for the three months ended March 30, 2013 and March 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses. Significant estimates and assumptions are used for, but are not limited to, allowances for doubtful accounts, reserves for excess and obsolete inventories, long lived and intangible assets, warranty reserves, insurance reserves, income tax reserves and post-retirement obligations. Actual results could differ from the company's estimates.

B)	Non-Cash Share-Based Compensation
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $3.0 million and $2.7 million for the first quarter periods ended March 30, 2013 and March 31, 2012, respectively.

C)	Income Taxes
As of December 29, 2012, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $12.1 million (of which $10.4 million would impact the effective tax rate if recognized) plus approximately $1.6 million of accrued interest and $1.6 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of March 30, 2013, there were no significant changes in the total amount of liability for unrecognized tax benefits.
It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that approximately $0.8 million of its currently remaining unrecognized tax benefits may be recognized over the next twelve months as a result of lapses of statutes of limitations.

A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States - federal	2008 – 2012
United States - states	2004 – 2012
Australia	2011 – 2012
Brazil	2010 – 2012
Canada	2009 – 2012
China	2003 – 2012
Denmark	2009 – 2012
France	2011 – 2012
Germany	2011 – 2012
Italy	2009 – 2012
Luxembourg	2011 – 2012
Mexico	2007 – 2012
Philippines	2008 – 2012
South Korea	2006 – 2012
Spain	2008 – 2012
Taiwan	2008 – 2012
United Kingdom	2008 – 2012

D)	Fair Value Measures
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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of March 30, 2013
Financial Assets:
Pension plans	$24,346	$935	—	$25,281

Financial Liabilities:
Interest rate swaps	—	$3,369	—	$3,369
Contingent consideration	—	—	$8,210	$8,210

As of December 29, 2012
Financial Assets:
Pension plans	$24,346	$935	—	$25,281

Financial Liabilities:
Interest rate swaps	—	$2,853	—	$2,853
Contingent consideration	—	—	$8,609	$8,609
The contingent consideration relates to the earnout provisions recorded in conjunction with the acquisitions of CookTek, Danfotech, Stewart and Nieco.

E)	Consolidated Statements of Cash Flows
Cash paid for interest was $3.1 million and $1.9 million for the three months ended March 30, 2013 and March 31, 2012, respectively. Cash payments totaling $8.4 million and $10.5 million were made for income taxes for the three months ended March 30, 2013 and March 31, 2012, respectively.

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

The long term deferred tax liabilities amounted to $0.1 million. This net liability represents less than $0.1 million arising from the difference between the book and tax basis of tangible assets and less than $0.1 million related to the difference between the book and tax basis of identifiable intangible assets.
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

The goodwill and $3.4 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $1.1 million allocated to customer relationships, $1.1 million allocated to developed technology and $3.8 million allocated to backlog, which are being amortized over periods of 6 years, 7 years and 2 years, respectively. Goodwill and other intangibles of Armor Inox are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

Baker
On March 14, 2012, the company completed its acquisition of certain assets of Turkington USA, LLC (now known as Baker Thermal Solutions "Baker"), a manufacturer of automated baking ovens for the food processing industry, for a purchase price of approximately $10.3 million.
The final allocation of cash paid for the Baker acquisition is summarized as follows (in thousands):

	(as initially reported) Mar 14, 2012	Measurement Period Adjustments	(as adjusted) Mar 14, 2012

Current assets	$4,617	$(2,236)	$2,381
Property, plant and equipment	221	—	221
Goodwill	5,797	1,481	7,278
Other intangibles	—	750	750
Current liabilities	(385)	5	(380)
Net assets acquired and liabilities assumed	$10,250	$—	$10,250

The goodwill is subject to the non-amortization provisions of ASC 350. Other intangibles includes $0.8 million allocated to customer relationships, which are being amortized over 5 years. Goodwill of Baker is allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

Stewart
On September 5, 2012, the company completed its acquisition of certain assets of Stewart Systems Global, LLC ("Stewart"), a manufacturer of automated proofing and oven baking systems for the food processing industry, for a purchase price of approximately $27.8 million. An additional payment is also payable upon the achievement of certain financial targets. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreement. The company expects to finalize this in the second quarter of 2013.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Sep 5, 2012	Preliminary Measurement Period Adjustments	(as adjusted) Sep 5, 2012

Cash	$—	$244	$244
Current assets	11,839	(715)	11,124
Property, plant and equipment	653	(11)	642
Goodwill	17,886	(2,026)	15,860
Other intangibles	6,850	3,310	10,160
Current liabilities	(5,228)	(530)	(5,758)
Other non-current liabilities	(4,000)	(272)	(4,272)
Consideration paid at closing	$28,000	$—	$28,000

Contingent consideration	4,000	272	4,272
Net assets acquired and liabilities assumed	$32,000	$272	$32,272
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

Nieco
On October 31, 2012, the company completed its acquisition of Nieco Corporation, ("Nieco"), a leading manufacturer of automated broilers for the commercial foodservice industry, for a purchase price of approximately $23.9 million. An additional payment is also payable upon the achievement of certain financial targets. The purchase price is subject to adjustment based upon a working capital provision within the purchase agreement. The company expects to finalize this in the second quarter of 2013.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Oct 31, 2012	Preliminary Measurement Period Adjustments	(as adjusted) Oct 31, 2012

Cash	$140	$—	$140
Current assets	4,011	—	4,011
Property, plant and equipment	268	—	268
Goodwill	18,855	76	18,931
Other intangibles	5,620	—	5,620
Current liabilities	(1,836)	—	(1,836)
Other non-current liabilities	(3,058)	(76)	(3,134)
Consideration paid at closing	$24,000	$—	$24,000

Contingent consideration	3,058	76	3,134
Net assets acquired and liabilities assumed	$27,058	$76	$27,134
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

Viking
On December 31, 2012 (subsequent to the 2012 fiscal year end), the company completed its acquisition of Viking Range Corporation, ("Viking"), a leading manufacturer of kitchen equipment for the residential market, for a purchase price of approximately $380.0 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

Dec 31, 2012

Cash	$6,900
Current assets	40,794
Property, plant and equipment	76,693
Goodwill	144,833
Other intangibles	152,500
Other assets	12,604
Current liabilities	(52,202)
Other non-current liabilities	(2,386)
Net assets acquired and liabilities assumed	379,736
The goodwill and $100.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $50.0 million allocated to customer relationships and $2.5 million allocated to backlog which are being amortized over periods of 5 years and 3 months, respectively. Goodwill and other intangibles of Viking are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes. Certain acquired assets have been classified as held for sale at March 30, 2013.
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

Results of Operations

The following unaudited results of operations for the quarters ended March 30, 2013 and March 31, 2012, reflect the operations of Viking on a stand-alone basis (in thousands):

	March 30, 2013	March 31, 2012
Net sales	$58,651	$49,851
Income from operations	$(7,241)	$1,753

Pro forma financial information

In accordance with ASC 805 “Business Combinations”, the following unaudited pro forma results of operations for the quarter ended March 31, 2012, assumes the 2013 acquisition of Viking was completed on January 1, 2012.  The following pro forma results include adjustments to reflect additional interest expense to fund the acquisition, amortization of intangibles associated with the acquisition, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data:

March 31, 2012
Net sales	$283,441
Net earnings	22,096

Net earnings per share:
Basic	1.22
Diluted	1.20

The supplemental pro forma financial information presented above has been prepared for comparative purposes and is not necessarily indicative of either the results of operations that would have occurred had the acquisition of Viking been effective on January 1, 2012 nor are they indicative of any future results.  Also, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate Viking. The proforma information for the quarter ended March 31, 2012 is materially consistent with the actual 2013 quarter results. Excluding Viking, other acquisitions were not material to the proforma information provided.

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
On July 27, 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350)”. Similar to ASU 2011-08, this ASU amends the guidance in ASC 350-30. While ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit, ASU-2012-02 allows an entity the option to make a qualitative evaluation to determine whether the existence of events and circumstances indicate that it is more likely than not the indefinite-lived intangible asset is impaired thus requiring the entity to perform quantitative impairment tests in accordance with ASC 350-30. The ASU also amends previous guidance by expanding upon the examples of events and circumstances that an entity should consider when making the qualitative evaluation. The adoption of this guidance did not have an impact on the company's financial position, results of operations or cash flows.
In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This update provides clarification on the disclosure requirements related to recognized derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and lending transactions. This update is effective for interim and annual reporting periods beginning on or after January 1, 2013, and retrospective application is required. The company does not expect that the adoption of the provisions of ASU No. 2013-01 will have a material impact to the company’s financial position, results of operations or cash flows.

In March 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income".  ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, an entity is requried to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The guidance does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. The company adopted the provisions of ASU No. 2013-02 on December 20, 2012.  As this guidance only revises the presentation of comprehensive income, there was no impact to the company’s financial position, results of operations or cash flows.

5)	Other Comprehensive Income
The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income."
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Beginning balance	$(5,355)	$(5,597)	$(1,447)	$(12,399)
Other comprehensive income before reclassification	(4,684)	166	(541)	(5,059)
Amounts reclassified from accumulated other comprehensive income	—	—	235	235
Net current-period other comprehensive income	(4,684)	166	(306)	(4,824)
Ending balance	(10,039)	(5,431)	(1,753)	(17,223)
(1) All amounts are net of tax.

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended
	Mar 30, 2013	Mar 31, 2012
Net earnings	$25,902	$22,095
Currency translation adjustment	(4,684)	5,985
Pension liability adjustment, net of tax	166	(28)
Unrealized gain on interest rate swaps, net of tax	(306)	42
Comprehensive income	21,078	28,094

6)	Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventories at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $23.1 million at March 30, 2013 and $22.2 million at December 29, 2012 and represented approximately 12.4% and 14.5% of the total inventory in each respective period. The amount of LIFO reserve at March 30, 2013 and December 29, 2012 was not material. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at March 30, 2013 and December 29, 2012 are as follows:

	Mar 30, 2013	Dec 29, 2012
	(in thousands)
Raw materials and parts	$104,120	$87,184
Work-in-process	27,290	18,957
Finished goods	55,616	47,349
	$187,026	$153,490

7)	Goodwill
Changes in the carrying amount of goodwill for the three months ended March 30, 2013 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total

Balance, December 29, 2012	$397,246	$128,765	$—	$526,011
Goodwill acquired during the year	—	—	144,833	144,833
Measurement period adjustments to goodwill acquired in prior year	76	171	—	247
Exchange effect	(2,649)	(833)	—	(3,482)
Balance as of March 30, 2013	$394,673	$128,103	$144,833	$667,609

8)	Accrued Expenses
Accrued expenses consist of the following:

	Mar 30, 2013	Dec 29, 2012
	(in thousands)
Accrued payroll and related expenses	$50,858	$42,960
Advanced customer deposits	49,720	37,392
Accrued warranty	19,140	17,593
Accrued product liability and workers compensation	15,102	13,290
Accrued customer rebates	12,778	23,901
Accrued agent commission	8,598	9,531
Accrued professional services	8,097	8,346
Other accrued expenses	35,186	17,919
	$199,479	$170,932

9)	Warranty Costs
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
A rollforward of the warranty reserve is as follows:

Three Months Ended
Mar 30, 2013
(in thousands)
Beginning balance	$17,593
Warranty reserve related to acquisitions	3,951
Warranty expense	8,493
Warranty claims	(10,897)
Ending balance	$19,140

10)	Financing Arrangements

	Mar 30, 2013	Dec 29, 2012
	(in thousands)
Senior secured revolving credit line	$635,000	$256,500
Foreign loans	3,082	3,220
Other debt arrangement	344	350
Total debt	$638,426	$260,070
Less: Current maturities of long-term debt	1,669	1,850
Long-term debt	$636,757	$258,220
On August 7, 2012, the company entered into a new senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of March 30, 2013, the company had $635.0 million of borrowings outstanding under this facility. The company also had $9.5 million in outstanding letters of credit as of March 30, 2013, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $355.5 million at March 30, 2013.
At March 30, 2013, borrowings under the senior secured credit facility are assessed at an interest rate of 1.75% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At March 30, 2013 the average interest rate on the senior debt amounted to 1.44%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.23% as of March 30, 2013.
In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On March 30, 2013 these facilities amounted to $1.6 million in U.S. dollars, including $0.1 million outstanding under a revolving credit facility and $1.5 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 2.80% on March 30, 2013. The term loan matures in 2022 and the interest rate is assessed at 4.55%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On March 30, 2013 these facilities amounted to $1.5 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At March 30, 2013, the average interest rate on these facilities was approximately 4.52%. The facilities mature in April 2013.
The company’s debt is reflected on the balance sheet at cost. Based on current market conditions, the company believes its interest rate margins on its existing debt are consistent with current market conditions and therefore the carrying value of debt reflects fair value. However, as the interest rate margin is based upon numerous factors, including but not limited to the credit rating of the borrower, the duration of the loan, the structure and restrictions under the debt agreement, current lending policies of the counterparty, and the company’s relationships with its lenders, there is no readily available market data to ascertain the current market rate for an equivalent debt instrument. As a result, the current interest rate margin is based upon the company’s best estimate based upon discussions with its lenders.
The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations. The upfront cash payment is the amount that a market participant would be able to lend at March 30, 2013 to achieve sufficient cash inflows to cover the cash outflows under the company’s senior revolving credit facility assuming the facility was outstanding in its entirety until maturity. Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s senior revolving credit facility in August 2017. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods. The carrying value and estimated aggregate fair value, a level 2 measurement, based primarily on market prices, of debt is as follows (in thousands):

	Mar 30, 2013		Dec 29, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$638,426	$638,426	$260,070	$260,070
The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of March 30, 2013 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date
$25,000,000	1.610%	02/23/11	02/24/14
$25,000,000	2.520%	02/23/11	02/23/16
$25,000,000	0.975%	07/18/11	07/18/14
$15,000,000	1.185%	09/12/11	09/12/16
$15,000,000	0.620%	09/12/11	09/11/14
$10,000,000	0.498%	02/11/13	07/11/15
$15,000,000	0.458%	02/11/13	10/11/15
$25,000,000	0.635%	02/11/13	08/11/16
$25,000,000	0.789%	02/11/13	03/11/17
$25,000,000	0.803%	02/11/13	05/11/17
$35,000,000	0.880%	02/11/13	07/11/17

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; and enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain convenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the Company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At March 30, 2013, the company was in compliance with all covenants pursuant to its borrowing agreements.

11)	Financial Instruments
ASC 815 “Derivatives and Hedging” requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Derivatives that do not qualify as a hedge must be adjusted to fair value in earnings. If a derivative does qualify as a hedge under ASC 815, changes in the fair value will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments or recognized in other accumulated comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge's change in fair value will be immediately recognized in earnings.
Foreign Exchange: The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward contracts outstanding at March 30, 2013. The fair value of the forward contracts was a liability of $0.2 million at the end of the first quarter of 2013.

Sell		Purchase		Maturity
25,000,000	British Pounds	29,393,738	Euro Dollars	June 28, 2013
22,000,000	Euro Dollars	28,302,400	US Dollars	June 28, 2013
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of March 30, 2013, the fair value of these instruments was a liability of $3.4 million. The change in fair value of these swap agreements in the first three months of 2013 was a loss of $0.5 million, net of taxes.

The following tables summarize the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Mar 30, 2013	Dec 29, 2012
Fair value	Other non-current liabilities	$(3,369)	$(2,853)
The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended
	Presentation of Gain/(loss)	Mar 30, 2013	Mar 31, 2012
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$(901)	$(451)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(391)	$(507)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$(5)	$(1)
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
The Commercial Foodservice Equipment Group manufactures, sells, and distributes cooking equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in California, Illinois, Michigan, New Hampshire, North Carolina, Tennessee, Texas, Vermont, Australia, China, Denmark, Italy, the Philippines and the United Kingdom. Principal product lines of this group include conveyor ovens, ranges, steamers, convection ovens, combi-ovens, broilers and steam cooking equipment, induction cooking systems, baking and proofing ovens, charbroilers, catering equipment, fryers, toasters, hot food servers, foodwarming equipment, griddles, coffee and beverage dispensing equipment and kitchen processing and ventilation equipment. These products are sold and marketed under the brand names: Anets, Beech, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, CTX, Carter-Hoffmann, CookTek, Doyon, Frifri, Giga, Holman, Houno, IMC, Jade, Lang, Lincat, MagiKitch’n, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, Southbend, Star, Toastmaster, TurboChef, Viking and Wells.
The Food Processing Equipment Group manufactures preparation, cooking, packaging food handling and food safety equipment for the food processing industry. This business segment has manufacturing operations in Illinois, Iowa, North Carolina, Texas, Virginia, Wisconsin, Australia, France, Germany and Mexico. Principal product lines of this group include batch ovens, belt ovens, continuous processing ovens, frying systems, automated thermal processing systems, automated loading and unloading systems, meat presses, breading, battering, mixing, forming, grinding and slicing equipment, food suspension, reduction and emulsion systems, defrosting equipment, packaging and food safety equipment. These products are sold and marketed under the brand names: Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Danfotech, Drake, Maurer-Atmos, MP Equipment, RapidPak, Spooner Vicars and Stewart.
The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. This business segment has manufacturing facilities in Greenwood, MS. Principal product lines of this group are ranges, ovens, refrigerators, dishwashers, microwaves, cooktops and outdoor equipment. These products are sold and marketed under the brand names of Viking and Brigade.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker evaluates individual segment performance based on operating income. Management believes that intersegment sales are made at established arms length transfer prices.
Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Mar 30, 2013		Mar 31, 2012
	Sales	Percent	Sales		Percent
Business Segments:
Commercial Foodservice	$197,362	60.3	$178,270		77.9
Food Processing	71,438	21.8	50,553		22.1
Residential Kitchen	$58,651	17.9	$—	—	—
Total	$327,451	100.0%	$228,823		100.0%

The following table summarizes the results of operations for the company's business segments(1) (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
Three Months Ended March 30, 2013
Net sales	$197,362	$71,438	$58,651	$—	$327,451
Income (loss) from operations	49,750	11,480	(7,241)	(11,794)	42,195
Depreciation and amortization expense	4,375	2,025	7,219	404	14,023
Net capital expenditures	1,502	848	1,487	86	3,923

Total assets	876,935	313,601	436,250	70,968	1,697,754

Three Months Ended March 31, 2012
Net sales	$178,270	$50,553	$—	$—	$228,823
Income from operations	39,746	6,220	—	(9,306)	36,660
Depreciation and amortization expense	4,916	1,911	—	220	7,047
Net capital expenditures	1,304	255	—	25	1,584

Total assets	846,751	234,691	—	70,191	1,151,633

(1)Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)Includes corporate and other general company assets and operations.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Mar 30, 2013	Mar 31, 2012
United States and Canada	$141,792	$46,766
Asia	3,355	2,780
Europe and Middle East	14,073	15,933
Latin America	1,340	1,340
Total international	$18,768	$20,053
	$160,560	$66,819
Net sales (in thousands):

	Three Months Ended
	Mar 30, 2013	Mar 31, 2012
United States and Canada	$242,057	$157,069
Asia	20,386	19,082
Europe and Middle East	42,464	39,649
Latin America	22,544	13,023
Total international	$85,394	$71,754
	$327,451	$228,823

13)	Employee Retirement Plans

(a)	Pension Plans
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

14)	Acquisition Integration Initiatives

During the first quarter of 2013, in connection with the Viking acquisition, the company made decisions and took actions to improve certain of the operations of Viking. The company anticipates these initiatives will be substantially complete by the end of the 2013 fiscal year. The company recorded expense in the amount of $6.8 million in the first quarter primarily for severance and employee benefits, product discontinuance, office consolidation and termination of agreements associated with this initiative.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Informational Notes

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; ability to protect trademarks, copyrights and other intellectual property; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s Securities and Exchange Commission (“SEC”) filings, including the company’s 2012 Annual Report on Form 10-K.

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Mar 30, 2013		Mar 31, 2012
	Sales	Percent	Sales		Percent
Business Segments:
Commercial Foodservice	$197,362	60.3	$178,270		77.9
Food Processing	71,438	21.8	50,553		22.1
Residential Kitchen	$58,651	17.9	$—	—	—
Total	$327,451	100.0%	$228,823		100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended
	Mar 30, 2013	Mar 31, 2012
Net sales	100.0%	100.0%
Cost of sales	63.0	61.8
Gross profit	37.0	38.2
Selling, general and administrative expenses	24.1	22.2
Income from operations	12.9	16.0
Net interest expense and deferred financing amortization	1.0	0.9
Other expense, net	0.1	0.5
Earnings before income taxes	11.8	14.6
Provision for income taxes	3.9	4.9
Net earnings	7.9%	9.7%

Three Months Ended March 30, 2013 Compared to Three Months Ended March 31, 2012

NET SALES. Net sales for the first quarter of fiscal 2013 were $327.5 million as compared to $228.8 million in the first quarter of 2012. Of the $98.7 million increase in net sales, $73.9 million, or 32.3%, was attributable to acquisition growth, resulting from the the fiscal 2012 acquisitions of Baker, Stewart and Nieco and the fiscal 2013 acquisition of Viking. Excluding acquisitions, net sales increased $24.7 million, or 10.8%, from the prior year, reflecting a net sales increase of 8.6% at the Commercial Foodservice Equipment Group and an increase of 18.6% at the Food Processing Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $19.1 million, or 10.7%, to $197.4 million in the first quarter of 2013 as compared to $178.3 million in the prior year quarter. Net sales resulting from the acquisition of Nieco which was acquired on October 31, 2012, accounted for an increase of $3.8 million during the first quarter of 2013. Excluding the impact of this acquisition, net sales of Commercial Foodservice Equipment increased $15.3 million, or 8.6% as compared to the prior year quarter. International sales increased $7.3 million, or 14.5%, to $57.5 million, as compared to $50.2 million in the prior year quarter. This includes the increase of $2.1 million from the recent acquisition. Excluding acquisition, the net increase of $5.2 million in international sales reflects increased sales in Asia, Latin America and the Middle East as the company continues to realize strong growth in emerging markets due to expansion of restaurant chains, offset by lower sales in Europe due to economic conditions. Domestically, the company realized a sales increase of $11.7 million, or 9.1%, to $139.8 million, as compared to $128.1 million in the prior year quarter. This includes an increase of $1.7 million from the recent acquisition. This increase in domestic sales includes increased sales with customer initiatives to improve efficiencies in restaurant operations by adopting new cooking and warming technologies and general improvements in market conditions.

•
Net sales of the Food Processing Equipment Group increased by $20.8 million, or 41.1%, to $71.4 million in the first quarter of 2013 as compared to $50.6 million in the prior year quarter. Net sales resulting from the acquisitions of Baker Thermal Solutions and Stewart Systems, which were acquired on March 14, 2012 and September 5, 2012, respectively, accounted for an increase of $11.4 million during the first quarter of 2013. Excluding the impact of these acquisitions, net sales of Food Processing Equipment increased by $9.4 million, or 18.6%, as compared to the prior year quarter. International sales increased by $7.7 million, or 35.8%, to $29.2 million, as compared to $21.5 million in the prior year quarter. This includes an increase of $2.2 million from the recent acquisitions. Domestically, the company realized a sales increase of $13.3 million, or 45.9%, to $42.3 million, as compared to $29.0 million in the prior year quarter. This includes an increase of $9.4 million from the recent acquisitions. The increase in sales, both international and domestic, reflects expansion of food processing operations to support growing global demand and initiatives to upgrade food processing operations to more efficient and cost effective equipment.

•
Net sales of the Residential Kitchen Group was $58.7 million. Net sales included approximately $2.8 million related to non-core business activities which are anticipated to be discontinued in future quarters.

GROSS PROFIT. Gross profit increased to $121.3 million in the first quarter of 2013 from $87.5 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate decreased from 38.2% in the first quarter of 2012 to 37.0% in the first quarter of 2013. The net decrease in the gross margin rate reflects the impact of lower margins at Viking and other recent acquisitions.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $10.5 million, or 14.7%, to $81.7 million in the first quarter of 2013 as compared to $71.2 million in the prior year quarter. The gross margin rate increased to 41.4% as compared to 40.0% in the prior year quarter primarily due to a more favorable sales mix. Gross profit from the acquisition of Nieco accounted for approximately $1.7 million of the increase in gross profit during fiscal 2012. Excluding the recent acquisition, the gross profit increased by approximately $8.8 million on the higher sales volumes.

•
Gross profit at the Food Processing Equipment Group increased by $6.5 million, or 38.2%, to $23.5 million in the first quarter of 2013 as compared to $17.0 million in prior year quarter. The gross margin rate declined to 32.9% as compared to 33.5% in the prior year quarter. Gross profit from the acquisitions of Baker and Stewart, accounted for approximately $2.7 million of the increase. Excluding the recent acquisitions, the gross profit increased by approximately $3.8 million on higher sales volumes and the gross margin rate increased to 34.7% reflecting the benefit of acquisition integration initiatives.

•
Gross profit at the Residential Kitchen Equipment amounted to $16.7 million at a gross margin rate of 28.5%. The gross margin rate is expected to improve as the company realizes the benefit of ongoing integration initiatives. In the first quarter the company also recorded $6.8 million of expenses associated with acquisition integration initiatives at Viking.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $50.8 million in the first quarter of 2012 to $79.1 million in the first quarter of 2013. As a percentage of net sales, operating expenses were 22.2% in the first quarter of 2012 as compared to 24.2% in the first quarter of 2013. Selling expenses increased from $25.2 million in the first quarter of 2012 to $36.2 million in the first quarter of 2013. Selling expenses reflect increased costs of $12.1 million associated with the Baker, Stewart, Nieco and Viking acquisitions. General and administrative expenses increased from $25.6 million in the first quarter of 2012 to $42.9 million in the first quarter of 2013. General and administrative expenses reflect $9.8 million of increased costs associated with the Baker, Stewart, Nieco and Viking acquisitions including $5.6 million of non-cash intangible amortization expense. In the first quarter the company also recorded $6.8 million of expenses associated with acquisition integration associated with Viking.
NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $3.4 million in the first quarter of 2013 as compared to $2.1 million in the first quarter of 2012 due to increased borrowings to fund the Viking acquisition. Other expense was $0.2 million in the first quarter of 2013 as compared to $1.3 million in the prior year first quarter and consists primarily of foreign exchange gains and losses.
INCOME TAXES. A tax provision of $12.6 million, at an effective rate of 32.8%, was recorded during the first quarter 2013, as compared to an $11.2 million provision a 33.7% effective rate in the prior year quarter. In comparison to the prior year quarter, the tax provision reflects a lower effective rate on increased income in lower tax rate state and foreign jurisdictions as well as an increased benefit related to certain U.S. tax credits and incentives.

Financial Condition and Liquidity
During the three months ended March 30, 2013, cash and cash equivalents increased by $9.4 million to $43.8 million at March 30, 2013 from $34.4 million at December 29, 2012. Net borrowings increased from $260.1 million at December 29, 2012 to $638.4 million at March 30, 2013.
OPERATING ACTIVITIES. Net cash provided by operating activities was $13.5 million for the three months ended March 30, 2013 compared to $10.8 million for the three months ended March 31, 2012 due primarily to increased earnings.
During the three months ended March 30, 2013, working capital levels changed due to increased working capital needs. These changes in working capital levels included a $13.2 million increase in inventory, due to several factors including increased order rates, increased inventory levels during build out periods in conjunction with plant consolidation efforts and higher levels of stock associated with foreign sourcing initiatives. Accounts receivable increased $8.6 million due to increased sales volume and higher receivable balances at the Food Processing Equipment Group resulting from the timing of projects. Changes in working capital levels also included a $5.5 million increase in prepaid expenses and other assets primarily related to the timing of orders at the Food Processing Equipment Group, an $0.9 million decrease in accounts payable due to the timing of vendor payments and a $2.2 million decrease in accrued expenses and other non-current liabilities primarily related to the payment of 2012 annual rebate programs.
INVESTING ACTIVITIES. During the three months ended March 30, 2013, net cash used in investing activities included $377.8 million related to the 2013 acquisition of Viking and Stewart along with $3.9 million of additions and upgrades of production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows provided in financing activities were $378.4 million during the three months ended March 30, 2013. The company’s borrowing activities included the $378.5 of net borrowings under its $1.0 billion revolving credit facility primarily to fund the acquisition of Viking and other investing activities.
The company used $1.1 million to repurchase 13,480 shares of its common stock that were surrendered to the company by employees in lieu of cash for payment for withholding taxes related to restricted stock vestings and stock option exercises that occurred during the three months ended March 30, 2013.

At March 30, 2013, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, acquisitions, product development and integration expenditures for the foreseeable future.
Recently Issued Accounting Standards
On July 27, 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350)”. Similar to ASU 2011-08, this ASU amends the guidance in ASC 350-30. While ASU 2011-08 allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit, ASU-2012-02 allows an entity the option to make a qualitative evaluation to determine whether the existence of events and circumstances indicate that it is more likely than not the indefinite-lived intangible asset is impaired thus requiring the entity to perform quantitative impairment tests in accordance with ASC 350-30. The ASU also amends previous guidance by expanding upon the examples of events and circumstances that an entity should consider when making the qualitative evaluation. The adoption of this guidance did not have an impact on the company's financial position, results of operations or cash flows.
In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This update provides clarification on the disclosure requirements related to recognized derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and lending transactions. This update is effective for interim and annual reporting periods beginning on or after January 1, 2013, and retrospective application is required. The company does not expect that the adoption of the provisions of ASU No. 2013-01 will have a material impact to the company’s financial position, results of operations or cash flows.
In March 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income".  ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, an entity is requried to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The guidance does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. The company adopted the provisions of ASU No. 2013-02 on December 20, 2012.  As this guidance only revises the presentation of comprehensive income, there was no impact to the company’s financial position, results of operations or cash flows.
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
Revenue Recognition. At the Commercial Foodservice Group, the company recognizes revenue on the sale of its products when risk of loss has passed to the customer, which occurs at the time of shipment, and collectibility is reasonably assured. The sale prices of the products sold are fixed and determinable at the time of shipment. Sales are reported net of sales returns, sales incentives and cash discounts based on prior experience and other quantitative and qualitative factors. Such revenue was approximately 60% for the three month period ended March 30, 2013.

At the Food Processing Equipment Group, the company enters into long-term sales contracts for certain products that are often significant relative to the business. Revenue under these long-term sales contracts is recognized using the percentage of completion method defined within ASC 605-35 “Construction-Type and Production-Type Contracts” due to the length of time to fully manufacture and assemble the equipment. The company measures revenue recognized based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. Because estimated labor hours to complete a project are based upon forecasts using the best available information, the actual hours may differ from original estimates. The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the company's financial statements and most accurately measures the matching of revenues with expenses. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements. Revenue for sales of products and services not covered by long-term sales contracts are recognized when risk of loss has passed to the customer, which occurs at the time of shipment, and collectibility is reasonably assured. The sale prices of the products sold are fixed and determinable at the time of shipment. Sales are reported net of sales returns, sales incentives and cash discounts based on prior experience and other quantitative and qualitative factors.
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

Contractual Obligations
The company's contractual cash payment obligations as of March 30, 2013 are set forth below (in thousands):

	Amounts Due Sellers From Acquisitions	Debt	Estimated Interest on Debt	Operating Leases	Total Contractual Cash Obligations
Less than 1 year	$3,033	$1,789	$12,005	$7,621	$24,448
1-3 years	5,177	550	21,512	12,160	39,399
3-5 years	—	635,240	12,520	5,690	653,450
After 5 years	—	847	123	4,726	5,696
	$8,210	$638,426	$46,160	$30,197	$722,993
The company has obligations to make $8.2 million of purchase price payments to the sellers of CookTek, Danfotech, Stewart and Nieco that were deferred in conjunction with the acquisitions.
As of March 30, 2013, the company had $635.0 million outstanding under its revolving credit line as part of its senior credit agreement. The average interest rate on this debt amounted to 1.44% at March 30, 2013. This facility matures in August of 2017. As of March 30, 2013, the company also has $3.1 million of debt outstanding under various foreign credit facilities. The estimated interest payments reflected in the table above assume that the level of debt and average interest rate on the company’s revolving credit line under its senior credit agreement does not change until the facility reaches maturity in August 2017. The estimated payments also assume that relative to the company’s foreign borrowings: all scheduled term loan payments are made; the level of borrowings does not change; and the average interest rates remain at their March 30, 2013 rates. Also reflected in the table above is $5.8 million of payments to be made related to the company’s interest rate swap agreements in 2013.
The company’s projected benefit obligation under its defined benefit plans exceeded the plans’ assets by $20.2 million at the end of 2012.  The unfunded benefit obligations were comprised of a $1.4 million underfunding of the company's union plan, $7.3 million underfunding of the company’s Smithville plan, which was acquired as part of the Star acquisition, $2.5 million underfunding of the company’s Wrexham plan, which was acquired as part of the Lincat acquisition, and $9.0 million underfunding of the company's director plans.  The company expects to continue to make minimum contributions to the Smithville and union plans as required by ERISA, of $0.6 million and $0.3 million, respectively, in 2013.  The company expects to contribute $0.5 million to the Wrexham plan in 2013.
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

Twelve Month Period Ending	Fixed Rate Debt	Variable Rate Debt
	(in thousands)
March 30, 2014	$—	$1,789
March 30, 2015	—	430
March 30, 2016	—	120
March 30, 2017	—	120
March 30, 2018 and thereafter	—	635,967
	$—	$638,426
On August 7, 2012, the company entered into a new senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of March 30, 2013, the company had $635.0 million of borrowings outstanding under this facility. The company also has $9.5 million in outstanding letters of credit as of March 30, 2013, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $355.5 million at March 30, 2013.
At March 30, 2013, borrowings under the senior secured credit facility are assessed at an interest rate 1.75% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At March 30, 2013 the average interest rate on the senior debt amounted to 1.44%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.23% as of March 30, 2013.
In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  On March 30, 2013 these facilities amounted to $1.6 million in U.S. dollars, including $0.1 million outstanding under a revolving credit facility and $1.5 million of a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 2.80% on March 30, 2013. The term loan matures in 2022 and the interest rate is assessed at 4.55%.
In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  On March 30, 2013 these facilities amounted to $1.5 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At March 30, 2013, the average interest rate on these facilities was approximately 4.52%. The facilities mature in April 2013.
The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of March 30, 2013 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date
$25,000,000	1.610%	02/23/11	02/24/14
$25,000,000	2.520%	02/23/11	02/23/16
$25,000,000	0.975%	07/18/11	07/18/14
$15,000,000	1.185%	09/12/11	09/12/16
$15,000,000	0.620%	09/12/11	09/11/14
$10,000,000	0.498%	02/11/13	07/11/15
$15,000,000	0.458%	02/11/13	10/11/15
$25,000,000	0.635%	02/11/13	08/11/16
$25,000,000	0.789%	02/11/13	03/11/17
$25,000,000	0.803%	02/11/13	05/11/17
$35,000,000	0.880%	02/11/13	07/11/17

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; and enter into certain transactions with affiliates; and require, among other things a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the Company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At March 30, 2013, the company was in compliance with all covenants pursuant to its borrowing agreements.
Financing Derivative Instruments
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of March 30, 2013, the fair value of these instruments was a liability of $3.4 million. The change in fair value of these swap agreements in the first three months of 2013 was a loss of $0.5 million, net of taxes.

Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward contracts outstanding at March 30, 2013. The fair value of the forward contracts was an liability of $0.2 million at the end of the first quarter of 2013.

Sell		Purchase		Maturity
25,000,000	British Pounds	29,393,738	Euro Dollars	June 28, 2013
22,000,000	Euro Dollars	28,302,400	US Dollars	June 28, 2013

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
As of March 30, 2013, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended March 30, 2013, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended March 30, 2013, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
December 30, 2012 to January 26, 2013	13,251	$—	13,251	1,048,679
January 27 to February 23, 2013	229		229	1,048,450
February 24 to March 30, 2013	—	—	—	1,048,450
Quarter ended March 30, 2013	13,480	$—	13,480	1,048,450
In July 1998, the company's Board of Directors adopted a stock repurchase program that authorized the purchase of common shares in open market purchases. On February 22, 2013, the company's Board of Directors authorized the repurhcase of up to an additional 1,000,000 shares of common stock under the existing share repurchase program. As of March 30, 2013, 1,751,550 shares had been purchased under the 1998 stock repurchase program.

Item 6. Exhibits

Exhibits – The following exhibits are filed herewith:

Exhibit 10.1 –
Employment agreement, dated as of January 25, 2013, by and among The Middleby Corporation, Middleby Marshall, Inc. and Selim A. Bassoul, incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on January 29, 2013.

Exhibit 10.2 –
Employment agreement, dated as of March 21, 2013, by and among The Middleby Corporation, Middleby Marshall, Inc. and TImothy J. FitzGerald, incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on March 25, 2013.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended March 30, 2013, filed on May 9, 2013, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	May 9, 2013	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer