Form 10-Q
period 2013-06-29
MIDDLEBY CORP
filed 2013-08-08
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2013
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

As of August 2, 2013 there were 19,105,658 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED June 29, 2013

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Jun 29, 2013	Dec 29, 2012
Current assets:
Cash and cash equivalents	$34,406	$34,366
Accounts receivable, net of reserve for doubtful accounts of $7,348 and $6,377	194,166	162,230
Inventories, net	204,245	153,490
Prepaid expenses and other	29,231	19,151
Prepaid taxes	12,610	—
Current deferred taxes	43,479	43,365
Total current assets	518,137	412,602
Property, plant and equipment, net of accumulated depreciation of $68,012 and $63,974	111,783	63,886
Goodwill	690,462	526,011
Other intangibles	376,474	233,341
Other assets	13,695	8,440
Total assets	$1,710,551	$1,244,280

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$624	$1,850
Accounts payable	92,867	69,653
Accrued expenses	179,225	170,932
Total current liabilities	272,716	242,435
Long-term debt	617,409	258,220
Long-term deferred tax liability	44,588	44,838
Other non-current liabilities	51,259	48,760
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 47,500,000 shares authorized; 23,754,453 and 23,438,287 shares issued in 2013 and 2012, respectively	144	141
Paid-in capital	253,241	233,213
Treasury stock, at cost; 4,648,795 and 4,635,315 shares in 2013 and 2012, respectively	(149,083)	(147,352)
Retained earnings	639,489	576,424
Accumulated other comprehensive loss	(19,212)	(12,399)
Total stockholders' equity	724,579	650,027
Total liabilities and stockholders' equity	$1,710,551	$1,244,280

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jun 29, 2013	Jun 30, 2012	Jun 29, 2013	Jun 30, 2012
Net sales	$363,801	$260,040	$691,252	$488,863
Cost of sales	227,227	158,224	433,410	299,564
Gross profit	136,574	101,816	257,842	189,299
Selling and distribution expenses	38,638	28,274	74,790	53,449
General and administrative expenses	37,611	28,204	80,532	53,852
Income from operations	60,325	45,338	102,520	81,998
Net interest expense and deferred financing amortization, net	4,046	1,967	7,480	4,058
Other expense (income), net	391	(380)	604	887
Earnings before income taxes	55,888	43,751	94,436	77,053
Provision for income taxes	18,725	12,706	31,371	23,913
Net earnings	$37,163	$31,045	$63,065	$53,140
Net earnings per share:
Basic	$2.00	$1.70	$3.41	$2.92
Diluted	$2.00	$1.67	$3.39	$2.87
Weighted average number of shares
Basic	18,585	18,267	18,490	18,207
Dilutive common stock equivalents[1]	30	307	127	312
Diluted	18,615	18,574	18,617	18,519
Comprehensive income	$35,174	$23,592	$56,252	$51,686

1 There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	Jun 29, 2013	Jun 30, 2012
Cash flows from operating activities--
Net earnings	$63,065	$53,140
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	25,817	13,589
Non-cash share-based compensation	5,930	5,877
Deferred taxes	1,822	2,402
Unrealized loss on derivative financial instruments	(34)	13
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(11,817)	10,491
Inventories, net	(10,596)	(5,664)
Prepaid expenses and other assets	(21,592)	(8,053)
Accounts payable	(7,000)	3,016
Accrued expenses and other liabilities	(21,577)	(20,515)
Net cash provided by operating activities	24,018	54,296
Cash flows from investing activities--
Additions to property and equipment	(8,096)	(3,097)
Sale of asset	7,000	—
Purchase of trade name	(5,000)	—
Acquisition of CookTek	(817)	(335)
Acquisition of Danfotech	—	361
Acquisition of Baker	—	(10,250)
Acquisition of Stewart	1,303	—
Acquisition of Drake	—	(403)
Acquisition of Viking, net of cash acquired	(372,957)	—
Acquisition of Distributors	(14,916)	—
Net cash used in investing activities	(393,483)	(13,724)
Cash flows from financing activities--
Net proceeds under current revolving credit facilities	359,300	—
Net repayments under previous revolving credit facilities	—	(42,300)
Net repayments under foreign bank loan	(1,307)	(641)
Net repayments under other debt arrangement	(15)	—
Repurchase of treasury stock	(1,731)	(14,472)
Debt issuance costs	(11)	—
Excess tax benefit related to share-based compensation	11,115	10,945
Net proceeds from stock issuances	2,986	1,299
Net cash provided by (used in) financing activities	370,337	(45,169)
Effect of exchange rates on cash and cash equivalents	(832)	(392)
Changes in cash and cash equivalents--
Net increase (decrease) in cash and cash equivalents	40	(4,989)
Cash and cash equivalents at beginning of year	34,366	40,216
Cash and cash equivalents at end of period	$34,406	$35,227

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2013
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
In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 29, 2013 and December 29, 2012, and the results of operations for the three and six months ended June 29, 2013 and June 30, 2012 and cash flows for the six months ended June 29, 2013 and June 30, 2012.

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
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $2.9 million and $3.2 million for the second quarter periods ended June 29, 2013 and June 30, 2012, respectively. Non-cash share-based compensation expense was $5.9 million and $5.9 million for the six month periods ended June 29, 2013 and June 30, 2012, respectively.

C)	Income Taxes
As of December 29, 2012, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $12.1 million (of which $10.4 million would impact the effective tax rate if recognized) plus approximately $1.6 million of accrued interest and $1.6 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of June 29, 2013, the company recognized a tax expense of $1.0 million for unrecognized tax benefits related to current year tax exposures.
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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of June 29, 2013
Financial Assets:
Pension plans	$24,511	$800	$—	$25,311

Financial Liabilities:
Interest rate swaps	$—	$1,299	$—	$1,299
Contingent consideration	$—		$7,333	$7,333

As of December 29, 2012
Financial Assets:
Pension plans	$24,346	$935	$—	$25,281

Financial Liabilities:
Interest rate swaps	$—	$2,853	$—	$2,853
Contingent consideration	$—	$—	$8,609	$8,609
The contingent consideration at June 29, 2013 relates to the earnout provisions recorded in conjunction with the acquisitions of Stewart and Nieco.

E)	Consolidated Statements of Cash Flows
Cash paid for interest was $6.9 million and $3.7 million for the six months ended June 29, 2013 and June 30, 2012, respectively. Cash payments totaling $26.6 million and $15.3 million were made for income taxes for the six months ended June 29, 2013 and June 30, 2012, respectively.

2)	Acquisitions and Purchase Accounting
The company operates in a highly fragmented industry and has completed numerous acquisitions over the past several years as a component of its growth strategy. The company has acquired industry leading brands and technologies to position itself as a leader in the commercial foodservice equipment and food processing equipment industries.
The company has accounted for all business combinations using the acquisition method to record a new cost basis for the identifiable assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the financial statements. The results of operations are reflected in the consolidated financial statements of the company from the date of acquisition.
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
The goodwill and $0.6 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350 "Intangibles - Goodwill and Other." Other intangibles also includes $0.4 million allocated to customer relationships, $0.1 million allocated to developed technology and less than $0.1 million allocated to backlog, which are being amortized over periods of 4 years, 3 years and 3 months, respectively. Goodwill and other intangibles of Danfotech are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

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

Stewart
On September 5, 2012, the company completed its acquisition of certain assets of Stewart Systems Global, LLC ("Stewart"), a manufacturer of automated proofing and oven baking systems for the food processing industry, for a purchase price of approximately $27.8 million. An additional payment is also payable upon the achievement of certain financial targets. During the second quarter of 2013, the company finalized the working capital provision provided by the purchase agreement resulting in a refund from the seller of $1.3 million. Subsequent to the acquisition of Stewart, the company purchased intangible assets from a third party company previously associated with Stewart. These assets consist of the trade name, Spooner Vicars and have been allocated to Stewart.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Sep 5, 2012	Preliminary Measurement Period Adjustments	(as adjusted) Sep 5, 2012

Cash	$—	$244	$244
Current assets	11,839	(715)	11,124
Property, plant and equipment	653	583	1,236
Goodwill	17,886	(3,478)	14,408
Other intangibles	6,850	4,030	10,880
Current liabilities	(5,228)	(1,637)	(6,865)
Other non-current liabilities	(4,000)	(330)	(4,330)
Consideration paid at closing	$28,000	$(1,303)	$26,697

Contingent consideration	4,000	457	4,457
Net assets acquired and liabilities assumed	$32,000	$(846)	$31,154
The goodwill and $4.6 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $5.9 million allocated to customer relationships and $0.4 million allocated to backlog, which are being amortized over periods of 5 years and 6 months, respectively. Goodwill and other intangibles of Stewart are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
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
The Stewart purchase agreement includes an earnout provision providing for a contingent payment due the sellers to the extent certain financial targets are exceeded. This earnout is payable within the first quarters of 2014 and 2015, respectively, if Stewart exceeds certain sales and earnings targets for fiscal 2013 and 2014. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $4.5 million.

Nieco
On October 31, 2012, the company completed its acquisition of Nieco Corporation, ("Nieco"), a leading manufacturer of automated broilers for the commercial foodservice industry, for a purchase price of approximately $23.9 million. An additional payment is also payable upon the achievement of certain financial targets. During the second quarter of 2013, the company finalized the working capital provision provided by the purchase agreement resulting in no adjustment to the original purchase price.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Oct 31, 2012	Preliminary Measurement Period Adjustments	(as adjusted) Oct 31, 2012

Cash	$140	$—	$140
Current assets	4,011	—	4,011
Property, plant and equipment	268	—	268
Goodwill	18,855	(4,242)	14,613
Other intangibles	5,620	4,060	9,680
Current liabilities	(1,836)	—	(1,836)
Other non-current liabilities	(3,058)	182	(2,876)
Consideration paid at closing	$24,000	$—	$24,000

Contingent consideration	3,058	(182)	2,876
Net assets acquired and liabilities assumed	$27,058	$(182)	$26,876
The goodwill and $3.1 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $6.5 million allocated to customer relationships and $0.1 million allocated to backlog, which are being amortized over periods of 4 years and 3 months, respectively. Goodwill and other intangibles of Nieco are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
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
The Nieco purchase agreement includes an earnout provision providing for a contingent payment due the sellers to the extent certain financial targets are exceeded. This earnout is payable within the first quarters of 2014 and 2015, respectively, if Nieco exceeds certain sales and earnings targets for fiscal 2013 and 2014. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $2.9 million.

Viking
On December 31, 2012 (subsequent to the 2012 fiscal year end), the company completed its acquisition of Viking Range Corporation, ("Viking"), a leading manufacturer of kitchen equipment for the residential market, for a purchase price of approximately $373.0 million, net of cash acquired.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Dec 31, 2012	Preliminary Measurement Period Adjustments	(as adjusted) Dec 31, 2012

Cash	$6,900	$(121)	$6,779
Current assets	40,794	—	40,794
Property, plant and equipment	76,693	(29,315)	47,378
Goodwill	144,833	29,237	174,070
Other intangibles	152,500	—	152,500
Other assets	12,604	(314)	12,290
Current liabilities	(52,202)	514	(51,688)
Other non-current liabilities	(2,386)	(1)	(2,387)
Net assets acquired and liabilities assumed	$379,736	$—	$379,736
The goodwill and $100.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $50.0 million allocated to customer relationships and $2.5 million allocated to backlog which are being amortized over periods of 5 years and 3 months, respectively. Goodwill and other intangibles of Viking are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes. Certain acquired assets were classified as held for sale at the date of acquisition and were sold during the second quarter of 2013.
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

Results of Operations

The following unaudited results of operations for the three and six months ended June 29, 2013 and June 30, 2012, reflect the operations of Viking on a stand-alone basis (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$58,823	55,652	$117,474	$105,503
Income (loss) from operations	$3,916	209	$(3,325)	$1,962

Pro forma financial information

In accordance with ASC 805 “Business Combinations”, the following unaudited pro forma results of operations for the quarter and six months ended June 30, 2012, assumes the 2013 acquisition of Viking was completed on January 1, 2012.  The following pro forma results include adjustments to reflect additional interest expense to fund the acquisition, amortization of intangibles associated with the acquisition, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data:

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Net sales	$320,459	$603,900
Net earnings	$32,014	$54,110

Net earnings per share:
Basic	$1.75	$2.96
Diluted	$1.72	$2.91

The supplemental pro forma financial information presented above has been prepared for comparative purposes and is not necessarily indicative of either the results of operations that would have occurred had the acquisition of Viking been effective on January 1, 2012 nor are they indicative of any future results.  Also, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate Viking. The pro forma information for the quarter ended June 30, 2012 is materially consistent with the actual 2013 quarter results. Excluding Viking, other acquisitions were not material to the pro forma information provided.

Distributors
Subsequent to and in connection with the acquisition of Viking, the company, through Viking, purchased certain assets of four of Viking's former distributors ("Distributors"). The aggregate purchase price of these transactions as of June 29, 2013 was approximately $23.6 million. This included $8.7 million in forgiveness of liabilities owed to Viking resulting from pre-existing relationships with Viking.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition dates to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) June 29, 2013

Current assets	$21,390
Property, plant and equipment	1,318
Goodwill	1,709
Current liabilities	(804)
Net assets acquired and liabilities assumed	$23,613

Forgiveness of liabilities owed to Viking	(8,697)
Consideration paid at closing	$14,916

The goodwill is subject to the non-amortization provisions of ASC 350. Goodwill of these Distributor purchases is allocated to the Residential Kitchen Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition dates.

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
On July 27, 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, “Intangibles - Goodwill and Other (Topic 350)”. ASU-2012-02 allows an entity the option to make a qualitative evaluation to determine whether the existence of events and circumstances indicate that it is more likely than not the indefinite-lived intangible asset is impaired thus requiring the entity to perform quantitative impairment tests in accordance with ASC 350-30. The ASU also amends previous guidance by expanding upon the examples of events and circumstances that an entity should consider when making the qualitative evaluation. The adoption of this guidance did not have an impact on the company's financial position, results of operations or cash flows.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This update provides clarification on the disclosure requirements related to recognized derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and lending transactions. This update is effective for annual reporting periods and corresponding interim periods beginning on or after January 1, 2013, and retrospective application is required. The company is currently evaluating the impact of the adoption of ASU No. 2013-01 on it's financial position, results of operations and cash flows.
In March 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income".  ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The guidance does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. The company adopted the provisions of ASU No. 2013-02 on December 30, 2012.  As this guidance only revises the presentation of comprehensive income, there was no impact to the company’s financial position, results of operations or cash flows.

5)	Other Comprehensive Income
The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income."
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Beginning balance	$(5,355)	$(5,597)	$(1,447)	$(12,399)
Other comprehensive income before reclassification	(7,965)	240	946	(6,779)
Amounts reclassified from accumulated other comprehensive income	—	—	(34)	(34)
Net current-period other comprehensive income	$(7,965)	$240	$912	$(6,813)
Ending balance	$(13,320)	$(5,357)	$(535)	$(19,212)
(1) All amounts are net of tax.

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jun 29, 2013	Jun 30, 2012	Jun 29, 2013	Jun 30, 2012
Net earnings	$37,163	$31,045	$63,065	$53,140
Currency translation adjustment	(3,281)	(7,527)	(7,965)	(1,542)
Pension liability adjustment, net of tax	74	169	240	141
Unrealized gain on interest rate swaps, net of tax	1,218	(95)	912	(53)
Comprehensive income	$35,174	$23,592	$56,252	$51,686

6)	Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventories at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $22.1 million at June 29, 2013 and $22.2 million at December 29, 2012 and represented approximately 10.8% and 14.5% of the total inventory at each respective period. The amount of LIFO reserve at June 29, 2013 and December 29, 2012 was not material. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at June 29, 2013 and December 29, 2012 are as follows:

	Jun 29, 2013	Dec 29, 2012
	(in thousands)
Raw materials and parts	$112,624	$87,184
Work-in-process	20,186	18,957
Finished goods	71,435	47,349
	$204,245	$153,490

7)	Goodwill
Changes in the carrying amount of goodwill for the six months ended June 29, 2013 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total

Balance, December 29, 2012	$397,246	$128,765	$—	$526,011
Goodwill acquired during the year	—	—	175,779	175,779
Measurement period adjustments to goodwill acquired in prior year	(4,242)	(1,282)	—	(5,524)
Exchange effect	(3,841)	(1,963)	—	(5,804)
Balance as of June 29, 2013	$389,163	$125,520	$175,779	$690,462

8)	Accrued Expenses
Accrued expenses consist of the following:

	Jun 29, 2013	Dec 29, 2012
	(in thousands)
Advanced customer deposits	$40,664	$37,392
Accrued payroll and related expenses	37,820	42,960
Accrued warranty	24,469	17,593
Accrued customer rebates	16,127	23,901
Accrued product liability and workers compensation	16,028	13,290
Accrued agent commission	9,781	9,531
Accrued professional services	7,969	8,346
Other accrued expenses	26,367	17,919
	$179,225	$170,932

9)	Warranty Costs
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
A rollforward of the warranty reserve is as follows:

Six Months Ended
Jun 29, 2013
(in thousands)
Beginning balance	$17,593
Warranty reserve related to acquisitions	8,386
Warranty expense	18,127
Warranty claims	(19,637)
Ending balance	$24,469

10)	Financing Arrangements

	Jun 29, 2013	Dec 29, 2012
	(in thousands)
Senior secured revolving credit line	$615,800	$256,500
Foreign loans	1,898	3,220
Other debt arrangement	335	350
Total debt	$618,033	$260,070
Less: Current maturities of long-term debt	624	1,850
Long-term debt	$617,409	$258,220
On August 7, 2012, the company entered into a new senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of June 29, 2013, the company had $615.8 million of borrowings outstanding under this facility. The company also had $11.9 million in outstanding letters of credit as of June 29, 2013, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $372.3 million at June 29, 2013.
At June 29, 2013, borrowings under the senior secured credit facility are assessed at an interest rate of 1.75% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At June 29, 2013 the average interest rate on the senior debt amounted to 1.93%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.28% as of June 29, 2013.
In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  These facilities included a revolving credit facility and term loan. At June 29, 2013 the term loan amounted to $1.4 million in U.S. dollars. At June 29, 2013 there were no borrowings under the revolving credit facility. The term loan matures in 2022 and the interest rate is assessed at 4.55%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  At June 29, 2013 these facilities amounted to $0.5 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At June 29, 2013, the average interest rate on these facilities was approximately 4.16%. The facilities are secured by outstanding accounts receivable collectible within six months.
The company’s debt is reflected on the balance sheet at cost. Based on current market conditions, the company believes its interest rate margins on its existing debt are consistent with current market conditions and therefore the carrying value of debt approximates fair value. However, as the interest rate margin is based upon numerous factors, including but not limited to the credit rating of the borrower, the duration of the loan, the structure and restrictions under the debt agreement, current lending policies of the counterparty, and the company’s relationships with its lenders, there is no readily available market data to ascertain the current market rate for an equivalent debt instrument. As a result, the current interest rate margin is based upon the company’s best estimate based upon discussions with its lenders.
The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations. The upfront cash payment is the amount that a market participant would be able to lend at June 29, 2013 to achieve sufficient cash inflows to cover the cash outflows under the company’s senior revolving credit facility assuming the facility was outstanding in its entirety until maturity. Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s senior revolving credit facility in August 2017. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods. The carrying value and estimated aggregate fair value, a level 2 measurement, based primarily on market prices, of debt is as follows (in thousands):

	Jun 29, 2013		Dec 29, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$618,033	$618,033	$260,070	$260,070
The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of June 29, 2013 the company had the following interest rate swaps in effect:

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

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; and enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the Company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At June 29, 2013, the company was in compliance with all covenants pursuant to its borrowing agreements.

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
Foreign Exchange: The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward contracts outstanding at June 29, 2013. The fair value of the forward contracts was a loss of $0.2 million at the end of the second quarter of 2013.

Sell		Purchase		Maturity
25,000,000	British Pounds	29,220,686	Euro Dollars	September 27, 2013
19,300,000	Euro Dollars	25,126,440	US Dollars	September 27, 2013
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of June 29, 2013, the fair value of these instruments was a liability of $1.3 million. The change in fair value of these swap agreements in the first six months of 2013 was a gain of $1.0 million, net of taxes.

The following tables summarize the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Jun 29, 2013	Dec 29, 2012
Fair value	Other non-current liabilities	$(1,299)	$(2,853)
The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Six Months Ended
	Presentation of Gain/(loss)	Jun 29, 2013	Jun 30, 2012	Jun 29, 2013	Jun 30, 2012
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$1,509	$(701)	$608	$(1,152)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(521)	$(510)	$(912)	$(1,017)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$39	$14	$34	$13
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
Net Sales Summary
(dollars in thousands)

	Three Months Ended					Six Months Ended
	Jun 29, 2013		Jun 30, 2012			Jun 29, 2013		Jun 30, 2012
	Sales	Percent	Sales		Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$223,042	61.3%	$196,546		75.6%	$420,404	60.8%	$374,816	76.7%
Food Processing	81,936	22.5	63,494		24.4	153,374	22.2	114,047	23.3
Residential Kitchen	58,823	16.2	—	—	—	117,474	17.0	—	—
Total	$363,801	100.0%	$260,040		100.0%	$691,252	100.0%	$488,863	100.0%

The following table summarizes the results of operations for the company's business segments(1) (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
Three Months Ended June 29, 2013
Net sales	$223,042	$81,936	$58,823	$—	$363,801
Income from operations	57,392	13,625	3,916	(14,608)	60,325
Depreciation and amortization expense	4,894	2,131	4,365	404	11,794
Net capital expenditures	3,284	1,292	(418)	15	4,173

Six Months Ended June 29, 2013
Net sales	$420,404	$153,374	$117,474	$—	$691,252
Income (loss) from operations	107,142	25,105	(3,325)	(26,402)	102,520
Depreciation and amortization expense	9,269	4,156	11,584	808	25,817
Net capital expenditures	4,786	2,140	1,069	101	8,096

Total assets	$887,938	$298,890	$441,112	$82,611	$1,710,551

Three Months Ended June 30, 2012
Net sales	$196,546	$63,494	$—	$—	$260,040
Income from operations	49,657	9,658	—	(13,977)	45,338
Depreciation and amortization expense	4,291	2,021	—	230	6,542
Net capital expenditures	1,025	468	—	20	1,513

Six Months Ended June 30, 2012
Net sales	$374,816	$114,047	$—	$—	$488,863
Income from operations	89,403	15,878	—	(23,283)	81,998
Depreciation and amortization expense	9,207	3,932	—	450	13,589
Net capital expenditures	2,329	723	—	45	3,097

Total assets	$842,585	$239,714	$—	$58,715	$1,141,014

(1)Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)Includes corporate and other general company assets and operations.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Jun 29, 2013	Jun 30, 2012
United States and Canada	$105,550	$45,657
Asia	3,855	3,175
Europe and Middle East	14,655	15,119
Latin America	1,418	2,976
Total international	$19,928	$21,270
	$125,478	$66,927
Net sales (in thousands):

	Three Months Ended		Six Months Ended
	Jun 29, 2013	Jun 30, 2012	Jun 29, 2013	Jun 30, 2012
United States and Canada	$272,672	$177,424	$514,729	$334,493
Asia	24,021	24,057	44,407	43,139
Europe and Middle East	46,752	41,227	89,216	80,876
Latin America	20,356	17,332	42,900	30,355
Total international	$91,129	$82,616	$176,523	$154,370
	$363,801	$260,040	$691,252	$488,863

13)	Employee Retirement Plans

(a)	Pension Plans
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

During the first quarter of 2013, in connection with the Viking acquisition, the company made decisions and took actions to improve certain of the operations of Viking. The company anticipates these initiatives will be substantially complete by the end of the 2013 fiscal year. The company recorded expense in the amount of $7.4 million in the first half of the year primarily for severance and employee benefits, product discontinuance, office consolidation and termination of agreements associated with this initiative.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended					Six Months Ended
	Jun 29, 2013		Jun 30, 2012			Jun 29, 2013		Jun 30, 2012
	Sales	Percent	Sales		Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$223,042	61.3%	$196,546		75.6%	$420,404	60.8%	$374,816	76.7%
Food Processing	81,936	22.5	63,494		24.4	153,374	22.2	114,047	23.3
Residential Kitchen	58,823	16.2	—	—	—	117,474	17.0	—	—
Total	$363,801	100.0%	$260,040		100.0%	$691,252	100.0%	$488,863	100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended		Six Months Ended
	Jun 29, 2013	Jun 30, 2012	Jun 29, 2013	Jun 30, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.5	60.8	62.7	61.3
Gross profit	37.5	39.2	37.3	38.7
Selling, general and administrative expenses	20.9	21.8	22.5	21.9
Income from operations	16.6	17.4	14.8	16.8
Net interest expense and deferred financing amortization	1.1	0.7	1.1	0.8
Other expense (income), net	0.2	(0.1)	0.1	0.2
Earnings before income taxes	15.3	16.8	13.6	15.8
Provision for income taxes	5.1	4.9	4.5	4.9
Net earnings	10.2%	11.9%	9.1%	10.9%

Three Months Ended June 29, 2013 Compared to Three Months Ended June 30, 2012

NET SALES. Net sales for the second quarter of fiscal 2013 were $363.8 million as compared to $260.0 million in the second quarter of 2012. Of the $103.8 million increase in net sales, $76.1 million, or 29.3%, was attributable to acquisition growth, resulting from the fiscal 2012 acquisitions of Stewart and Nieco and the fiscal 2013 acquisition of Viking. Excluding acquisitions, net sales increased $27.7 million, or 10.7%, from the prior year, reflecting a net sales increase of 11.0% at the Commercial Foodservice Equipment Group and an increase of 9.4% at the Food Processing Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $26.5 million, or 13.5%, to $223.0 million in the second quarter of 2013 as compared to $196.5 million in the prior year quarter. Net sales resulting from the acquisition of Nieco, which was acquired on October 31, 2012, accounted for an increase of $4.9 million during the second quarter of 2013. Excluding the impact of this acquisition, net sales of Commercial Foodservice Equipment increased $21.6 million, or 11.0% as compared to the prior year quarter. International sales increased $8.2 million, or 15.5%, to $61.2 million, as compared to $53.0 million in the prior year quarter. This includes the increase of $2.4 million from the recent acquisition. Excluding the acquisition, the net increase of $5.8 million in international sales reflects increased sales in Europe, Latin America and the Middle East as the company continues to realize strong growth in emerging markets due to expansion of restaurant chains. Domestically, the company realized a sales increase of $18.3 million, or 12.8%, to $161.8 million, as compared to $143.5 million in the prior year quarter. This includes an increase of $2.5 million from the recent acquisition. This increase in domestic sales includes increased sales with customer initiatives to improve efficiencies in restaurant operations by adopting new cooking and warming technologies and general improvements in market conditions.

•
Net sales of the Food Processing Equipment Group increased by $18.4 million, or 29.0%, to $81.9 million in the second quarter of 2013 as compared to $63.5 million in the prior year quarter. Net sales resulting from the acquisition of Stewart, which was acquired on September 5, 2012, accounted for an increase of $12.4 million during the second quarter of 2013. Excluding the impact of this acquisition, net sales of Food Processing Equipment increased by $6.0 million, or 9.4%, as compared to the prior year quarter. International sales decreased by $2.5 million, or 8.4%, to $27.1 million, as compared to $29.6 million in the prior year quarter. The decrease was offset by $5.4 million from the recent acquisition. Domestically, the company realized a sales increase of $20.9 million, or 61.7%, to $54.8 million, as compared to $33.9 million in the prior year quarter. This includes an increase of $7.0 million from the recent acquisition. The increase in domestic sales, reflects expansion of food processing operations to support growing global demand and initiatives to upgrade food processing operations to more efficient and cost effective equipment.

•
Net sales of the Residential Kitchen Equipment Group, which was established on December 31, 2012, were $58.8 million. Net sales included approximately $1.9 million related to non-core business activities which are anticipated to be discontinued in future quarters.

GROSS PROFIT. Gross profit increased to $136.6 million in the second quarter of 2013 from $101.8 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate decreased from 39.2% in the second quarter of 2012 to 37.5% in the second quarter of 2013. The net decrease in the gross margin rate reflects the impact of lower margins at Viking and other recent acquisitions.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $13.0 million, or 16.1%, to $93.8 million in the second quarter of 2013 as compared to $80.8 million in the prior year quarter. The gross margin rate increased to 42.1% as compared to 41.1% in the prior year quarter primarily due to a more favorable sales mix. Gross profit from the acquisition of Nieco accounted for approximately $2.3 million of the increase in gross profit. Excluding the recent acquisition, the gross profit increased by approximately $10.7 million on the higher sales volumes.

•
Gross profit at the Food Processing Equipment Group increased by $5.6 million, or 25.2%, to $27.8 million in the second quarter of 2013 as compared to $22.2 million in the prior year quarter. The gross margin rate declined to 33.9% as compared to 35.0% in the prior year quarter. Gross profit from the acquisition of Stewart, accounted for approximately $2.7 million of the increase. Excluding the recent acquisition, the gross profit increased by approximately $2.9 million on higher sales volumes and the gross margin rate increased to 36.1% reflecting the benefit of acquisition integration initiatives.

•
Gross profit at the Residential Kitchen Equipment Group amounted to $18.3 million at a gross margin rate of 31.1%. The gross margin rate is expected to improve as the company realizes the benefit of ongoing integration initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $56.5 million in the second quarter of 2012 to $76.2 million in the second quarter of 2013. As a percentage of net sales, operating expenses were 21.8% in the second quarter of 2012 as compared to 20.9% in the second quarter of 2013. Selling expenses increased from $28.3 million in the second quarter of 2012 to $38.6 million in the second quarter of 2013. Selling expenses reflect increased costs of $10.3 million associated with the Stewart, Nieco and Viking acquisitions. General and administrative expenses increased from $28.2 million in the second quarter of 2012 to $37.6 million in the second quarter of 2013. General and administrative expenses reflect $7.4 million of increased costs associated with the Stewart, Nieco and Viking acquisitions, including $3.5 million of non-cash intangible amortization expense. Additionally, in the second quarter of 2012 there was a $1.0 million reduction to acquisition related future earnout payments.
NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $4.0 million in the second quarter of 2013 as compared to $2.0 million in the second quarter of 2012 due to increased borrowings to fund the Viking acquisition. Other expense was $0.4 million in the second quarter of 2013 as compared to other income of $0.4 million in the prior year second quarter and consists primarily of foreign exchange gains and losses.
INCOME TAXES. A tax provision of $18.7 million, at an effective rate of 33.5%, was recorded during the second quarter 2013, as compared to an $12.7 million provision at a 29.0% effective rate in the prior year quarter. In comparison to the prior year quarter, the tax provision reflects a higher effective rate on the decrease in favorable adjustments to tax reserves related to state exposures.

Six Months Ended June 29, 2013 Compared to Six Months Ended June 30, 2012

NET SALES. Net sales for the six month period ended June 29, 2013 were $691.3 million as compared to $488.9 million in the six month period ended June 30, 2012. Of the $202.4 million increase in net sales, $150.1 million, or 30.7%, was attributable to acquisition growth, resulting from the fiscal 2012 acquisitions of Baker, Stewart and Nieco and the fiscal 2013 acquisition of Viking. Excluding acquisitions, net sales increased $52.3 million, or 10.7%, from the prior year, reflecting a net sales increase of 9.8% at the Commercial Foodservice Equipment Group and an increase of 13.6% at the Food Processing Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $45.6 million, or 12.2%, to $420.4 million in the six month period ended June 29, 2013 as compared to $374.8 million in the prior period. Net sales resulting from the acquisition of Nieco which was acquired on October 31, 2012, accounted for an increase of $8.7 million during the six month period ended June 29, 2013. Excluding the impact of this acquisition, net sales of Commercial Foodservice Equipment increased by $36.9 million, or 9.8%, as compared to the prior period. International sales increased $15.6 million, or 15.1%, to $118.8 million, as compared to $103.2 million in the prior period. This includes the increase of $4.5 million from the recent acquisition. Excluding the acquisition, the net increase of $11.1 million in international sales reflects increased sales in Asia, Latin America and the Middle East as the company continues to realize strong growth in emerging markets due to expansion of restaurant chains, offset by lower sales in Europe due to economic conditions. Domestically, the company realized a sales increase of $30.0 million, or 11.0%, to $301.6 million, as compared to $271.6 million in the prior period. This includes an increase of $4.2 million from the recent acquisition. This increase in domestic sales includes increased sales with customer initiatives to improve efficiencies in restaurant operations by adopting new cooking and warming technologies and general improvements in market conditions.

•
Net sales of the Food Processing Equipment Group increased by $39.4 million, or 34.6%, to $153.4 million in the six month period ended June 29, 2013 as compared to $114.0 million in the prior period. Net sales resulting from the acquisitions of Baker and Stewart, which were acquired March 14, 2012 and September 5, 2012, respectively, accounted for an increase of $23.9 million during the six month period ended June 29, 2013. Excluding the impact of these acquisitions, net sales of Food Processing Equipment increased by $15.5 million, or 13.6%, as compared to the prior period. International sales increased by $5.2 million, or 10.2%, to $56.3 million, as compared to $51.1 million in the prior period. This includes an increase of $7.6 million from the recent acquisitions. Domestically, the company realized a sales increase of $34.2 million, or 54.4%, to $97.1 million, as compared to $62.9 million in the prior year quarter. This includes an increase of $16.3 million from the recent acquisitions. The increase in sales, both international and domestic, reflects expansion of food processing operations to support growing global demand and initiatives to upgrade food processing operations to more efficient and cost effective equipment.

•
Net sales of the Residential Kitchen Equipment Group, which was established on December 31, 2012, were $117.5 million . Net sales included approximately $4.7 million related to non-core business activities which are anticipated to be discontinued in future quarters.

GROSS PROFIT. Gross profit increased to $257.8 million in the six month period ended June 29, 2013 from $189.3 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate decreased from 38.7% in the six month period ended June 30, 2012 to 37.3% in the current year period. The net decrease in the gross margin rate reflects the impact of lower margins at Viking and other recent acquisitions.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $23.4 million, or 15.4%, to $175.4 million in the six month period ended June 29, 2013 as compared to $152.0 million in the prior year period. The gross margin rate declined to 41.7% as compared to 40.6% in the prior year period. Gross profit from the acquisition of Nieco accounted for approximately $4.0 million of the increase in gross profit during the period. Excluding the recent acquisition, gross profit increased by approximately $19.4 million on higher sales volumes.

•
Gross profit at the Food Processing Equipment Group increased by $12.1 million, or 30.9%, to $51.3 million in the six month period ended June 29, 2013 as compared to $39.2 million in the prior year period. The gross margin rate declined to 33.4% as compared to 34.4% in the prior year period due to lower margins at recently acquired companies. Gross profit from the acquisitions of Baker and Stewart, accounted for approximately $5.4 million of the increase. Excluding the recent acquisitions, gross profit increased by approximately $6.7 million on higher sales volumes and the gross margin rate increased to 35.4% reflecting the benefit of acquisition integration initiatives.

•
Gross profit at the Residential Kitchen Equipment Group amounted to $35.0 million at a gross margin rate of 29.8%. The gross margin rate is expected to improve as the company realizes the benefit of ongoing integration initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $107.3 million in the six month period ended June 30, 2012 to $155.3 million in the six month period ended June 29, 2013. As a percentage of net sales, operating expenses were 21.9% in the six month period ended June 30, 2012 as compared to 22.5% in the six month period ended June 29, 2013. Selling expenses increased from $53.4 million in the six month period ended June 30, 2012 to $74.8 million in the six month period ended June 29, 2013. Selling expenses reflect increased costs of $20.3 million associated with the Baker, Stewart, Nieco and Viking acquisitions. Additionally, expenses increased $1.1 million related to higher commissions and bonuses on higher sales volumes. General and administrative expenses increased from $53.9 million in the six month period ended June 30, 2012 to $80.5 million in the six month period ended June 29, 2013. General and administrative expenses reflect $17.2 million of increased costs associated with the Baker, Stewart, Nieco and Viking acquisitions, including $9.1 million of non-cash intangible amortization expense. Additionally, expenses increased $1.1 million in incentive compensation and $0.7 million in professional services associated with acquisition related activities. The company also recorded $7.4 million of expenses associated with acquisition integration initiatives associated with Viking.
NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $7.5 million in the six month period ended June 29, 2013, as compared to $4.1 million in the prior period, due to increased borrowings to fund the Viking acquisition. Other expense was $0.6 million in the six month period ended June 29, 2013, as compared to $0.9 million in the prior year period, and consists primarily of foreign exchange gains and losses.
INCOME TAXES. A tax provision of $31.4 million, at an effective rate of 33.2%, was recorded during the six month period ended June 29, 2013, as compared to a $23.9 million provision at a 31.0% effective rate in the prior year period. In comparison to the prior year period, the tax provision reflects a higher effective rate on the decrease in favorable adjustments to tax reserves related to state exposures.
Financial Condition and Liquidity
During the six months ended June 29, 2013, cash and cash equivalents remained consistent at $34.4 million at June 29, 2013 and December 29, 2012. Net borrowings increased from $260.1 million at December 29, 2012 to $618.0 million at June 29, 2013.
OPERATING ACTIVITIES. Net cash provided by operating activities was $24.0 million for the six months ended June 29, 2013 compared to $54.3 million for the six months ended June 30, 2012 due primarily to increased working capital needs offset by increased earnings and increased depreciation and amortization.

During the six months ended June 29, 2013, working capital levels changed due to increased working capital needs. These changes in working capital levels included a $10.6 million increase in inventory, due to several factors including increased order rates, increased inventory levels during build out periods in conjunction with plant consolidation efforts and higher levels of stock associated with expanding foreign operations. Accounts receivable increased $11.8 million due to increased sales volume and higher receivable balances at the Food Processing Equipment Group resulting from the timing of projects. Changes in working capital levels also included a $21.6 million increase in prepaid tax expenses and other prepaid assets primarily related to the timing of orders at the Food Processing Equipment Group, a $7.0 million decrease in accounts payable due to the timing of vendor payments and a $21.6 million decrease in accrued expenses and other non-current liabilities primarily related to payment of 2012 annual rebate programs and incentive obligations.
INVESTING ACTIVITIES. During the six months ended June 29, 2013, net cash used in investing activities included $373.0 million related to the 2013 acquisition of Viking, $14.9 million related to the 2013 acquisition of Viking Distributors, $5.0 million related to the acquisition of intangible assets along with $8.1 million of additions and upgrades of production equipment and manufacturing facilities offset by $7.0 million of cash proceeds related to that sale of certain assets acquired in conjunction with the Viking acquisition.
FINANCING ACTIVITIES. Net cash flows provided in financing activities were $370.3 million during the six months ended June 29, 2013. The company’s borrowing activities included the $359.3 million of net proceeds under its $1.0 billion revolving credit facility, primarily to fund the acquisition of Viking and other investing activities.
The company used $1.7 million to repurchase 13,480 shares of its common stock that were surrendered to the company by employees in lieu of cash for payment for withholding taxes related to restricted stock vestings and stock option exercises that occurred during the six months ended June 29, 2013.
At June 29, 2013, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, acquisitions, product development and integration expenditures for the foreseeable future.
Recently Issued Accounting Standards
On July 27, 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, “Intangibles - Goodwill and Other (Topic 350)”. ASU-2012-02 allows an entity the option to make a qualitative evaluation to determine whether the existence of events and circumstances indicate that it is more likely than not the indefinite-lived intangible asset is impaired thus requiring the entity to perform quantitative impairment tests in accordance with ASC 350-30. The ASU also amends previous guidance by expanding upon the examples of events and circumstances that an entity should consider when making the qualitative evaluation. The adoption of this guidance did not have an impact on the company's financial position, results of operations or cash flows.
In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This update provides clarification on the disclosure requirements related to recognized derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and lending transactions. This update is effective for annual reporting periods and corresponding interim periods beginning on or after January 1, 2013, and retrospective application is required. The company is currently evaluating the impact of the adoption of ASU No. 2013-01 on it's financial position, results of operations and cash flows.
In March 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income".  ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The guidance does not change the items reported in other comprehensive income or when an item of other comprehensive income is reclassified to net income. The company adopted the provisions of ASU No. 2013-02 on December 30, 2012.  As this guidance only revises the presentation of comprehensive income, there was no impact to the company’s financial position, results of operations or cash flows.

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
Revenue Recognition. At the Commercial Foodservice Group, the company recognizes revenue on the sale of its products when risk of loss has passed to the customer, which occurs at the time of shipment, and collectibility is reasonably assured. The sale prices of the products sold are fixed and determinable at the time of shipment. Sales are reported net of sales returns, sales incentives and cash discounts based on prior experience and other quantitative and qualitative factors. Such revenue was approximately 61% for the six month period ended June 29, 2013.
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
At the Residential Kitchen Equipment Group, the company recognizes revenue on the sale of its products when risk of loss has passed to the customer, which occurs at the time of shipment, and collectibility is reasonably assured. The sale prices of the products sold are fixed and determinable at the time of shipment.
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
Contractual Obligations
The company's contractual cash payment obligations as of June 29, 2013 are set forth below (in thousands):

	Amounts Due Sellers From Acquisitions	Debt	Estimated Interest on Debt	Operating Leases	Total Contractual Cash Obligations
Less than 1 year	$2,356	$624	$14,894	$9,811	$27,685
1-3 years	4,977	545	23,150	15,219	43,891
3-5 years	—	616,046	10,391	7,069	633,506
After 5 years	—	818	125	4,646	5,589
	$7,333	$618,033	$48,560	$36,745	$710,671
The company has obligations to make $7.3 million of purchase price payments to the sellers of Stewart and Nieco that were deferred in conjunction with the acquisitions.
As of June 29, 2013, the company had $615.8 million outstanding under its revolving credit line as part of its senior credit agreement. The average interest rate on this debt amounted to 1.93% at June 29, 2013. This facility matures in August of 2017. As of June 29, 2013, the company also has $1.9 million of debt outstanding under various foreign credit facilities. The estimated interest payments reflected in the table above assume that the level of debt and average interest rate on the company’s revolving credit line under its senior credit agreement does not change until the facility reaches maturity in August 2017. The estimated payments also assume that relative to the company’s foreign borrowings: all scheduled term loan payments are made; the level of borrowings does not change; and the average interest rates remain at their June 29, 2013 rates. Also reflected in the table above is $5.2 million of interest payments to be made related to the company’s interest rate swap agreements.
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

Twelve Month Period Ending	Fixed Rate Debt	Variable Rate Debt
	(in thousands)
June 29, 2014	$—	$624
June 29, 2015	—	423
June 29, 2016	—	122
June 29, 2017	—	123
June 29, 2018 and thereafter	—	616,741
	$—	$618,033
On August 7, 2012, the company entered into a new senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of June 29, 2013, the company had $615.8 million of borrowings outstanding under this facility. The company also has $11.9 million in outstanding letters of credit as of June 29, 2013, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $372.3 million at June 29, 2013.
At June 29, 2013, borrowings under the senior secured credit facility are assessed at an interest rate 1.75% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At June 29, 2013 the average interest rate on the senior debt amounted to 1.93%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.28% as of June 29, 2013.
In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  These facilities included a revolving credit facility and term loan. At June 29, 2013 the term loan amounted to $1.4 million in U.S. dollars. At June 29, 2013 there were no borrowings under the revolving credit facility. The term loan matures in 2022 and the interest rate is assessed at 4.55%.
In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  At June 29, 2013 these facilities amounted to $0.5 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At June 29, 2013, the average interest rate on these facilities was approximately 4.16%. The facilities are secured by outstanding accounts receivable collectible within six months.
The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of June 29, 2013 the company had the following interest rate swaps in effect:

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

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; and enter into certain transactions with affiliates; and require, among other things a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the Company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At June 29, 2013, the company was in compliance with all covenants pursuant to its borrowing agreements.
Financing Derivative Instruments
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of June 29, 2013, the fair value of these instruments was a liability of $1.3 million. The change in fair value of these swap agreements in the first six months of 2013 was a gain of $1.0 million, net of taxes.

Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward contracts outstanding at June 29, 2013. The fair value of the forward contracts was an loss of $0.2 million at the end of the second quarter of 2013.

Sell		Purchase		Maturity
25,000,000	British Pounds	29,220,686	Euro Dollars	September 27, 2013
19,300,000	Euro Dollars	25,126,440	US Dollars	September 27, 2013

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
As of June 29, 2013, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended June 29, 2013, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the six months ended June 29, 2013, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
March 31 to April 27, 2013	—	$—	—	1,048,450
April 28 to May 25, 2013	—	—	—	1,048,450
May 26 to June 29, 2013	—	—	—	1,048,450
Quarter ended June 29, 2013	—	$—	—	1,048,450
In July 1998, the company's Board of Directors adopted a stock repurchase program that authorized the purchase of common shares in open market purchases. On February 22, 2013, the company's Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of common stock under the existing share repurchase program. As of June 29, 2013, 1,751,550 shares had been purchased under the 1998 stock repurchase program.

Item 6. Exhibits

Exhibits – The following exhibits are filed herewith:

Exhibit 3.1 –	Third Amended and Restated Bylaws of The Middleby Corporation, incorporated by reference to Exhibit 3.1 to the company's Form 8-K filed on May 17, 2013.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended June 29, 2013, filed on August 8, 2013, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	August 8, 2013	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer