Form 10-Q
period 2013-09-28
MIDDLEBY CORP
filed 2013-11-07
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 28, 2013
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

As of November 1, 2013 there were 19,119,162 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED September 28, 2013

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Sep 28, 2013	Dec 29, 2012
Current assets:
Cash and cash equivalents	$29,355	$34,366
Accounts receivable, net of reserve for doubtful accounts of $7,480 and $6,377	195,477	162,230
Inventories, net	209,758	153,490
Prepaid expenses and other	31,832	19,151
Prepaid taxes	3,323	—
Current deferred taxes	44,403	43,365
Total current assets	514,148	412,602
Property, plant and equipment, net of accumulated depreciation of $73,892 and $63,974	117,739	63,886
Goodwill	635,718	526,011
Other intangibles	419,951	233,341
Other assets	12,932	8,440
Total assets	$1,700,488	$1,244,280

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$778	$1,850
Accounts payable	94,557	69,653
Accrued expenses	187,198	170,932
Total current liabilities	282,533	242,435
Long-term debt	536,608	258,220
Long-term deferred tax liability	45,065	44,838
Other non-current liabilities	54,779	48,760
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 47,500,000 shares authorized; 23,777,203 and 23,438,287 shares issued in 2013 and 2012, respectively	144	141
Paid-in capital	264,897	233,213
Treasury stock, at cost; 4,658,041 and 4,635,315 shares in 2013 and 2012, respectively	(150,938)	(147,352)
Retained earnings	680,431	576,424
Accumulated other comprehensive loss	(13,031)	(12,399)
Total stockholders' equity	781,503	650,027
Total liabilities and stockholders' equity	$1,700,488	$1,244,280

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Net sales	$360,013	$257,699	$1,051,265	$746,562
Cost of sales	218,575	157,254	651,985	456,818
Gross profit	141,438	100,445	399,280	289,744
Selling and distribution expenses	41,769	25,965	116,559	79,414
General and administrative expenses	32,181	27,051	112,713	80,903
Income from operations	67,488	47,429	170,008	129,427
Net interest expense and deferred financing amortization, net	4,249	2,988	11,729	7,046
Other expense (income), net	1,394	2,765	1,998	3,652
Earnings before income taxes	61,845	41,676	156,281	118,729
Provision for income taxes	20,903	11,907	52,274	35,820
Net earnings	$40,942	$29,769	$104,007	$82,909
Net earnings per share:
Basic	$2.19	$1.63	$5.60	$4.55
Diluted	$2.18	$1.60	$5.58	$4.47
Weighted average number of shares
Basic	18,726	18,296	18,569	18,237
Dilutive common stock equivalents[1]	16	284	86	302
Diluted	18,742	18,580	18,655	18,539
Comprehensive income	$47,123	$35,956	$103,375	$87,642

1 There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	Sep 28, 2013	Sep 29, 2012
Cash flows from operating activities--
Net earnings	$104,007	$82,909
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	35,017	20,690
Non-cash share-based compensation	8,895	9,009
Deferred taxes	2,507	868
Unrealized (gain) loss on derivative financial instruments	(27)	18
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(13,285)	12,569
Inventories, net	(18,758)	(14,342)
Prepaid expenses and other assets	(13,801)	(9,150)
Accounts payable	(5,419)	8,163
Accrued expenses and other liabilities	(15,551)	(16,740)
Net cash provided by operating activities	83,585	93,994
Cash flows from investing activities--
Additions to property and equipment	(11,056)	(5,963)
Sale of asset	7,000	—
Purchase of trade name	(5,000)	—
Acquisition of CookTek	(817)	(335)
Acquisition of Danfotech	—	361
Acquisition of Baker	—	(10,250)
Acquisition of Stewart	1,303	(28,000)
Acquisition of Drake	—	(403)
Acquisition of Viking, net of cash acquired	(361,731)	—
Acquisition of Distributors	(14,916)	—
Net cash used in investing activities	(385,217)	(44,590)
Cash flows from financing activities--
Net proceeds under current revolving credit facilities	278,500	264,500
Net repayments under previous revolving credit facilities	—	(309,400)
Net repayments under foreign bank loan	(1,208)	(3,109)
Net repayments under other debt arrangement	(23)	—
Repurchase of treasury stock	(3,586)	(15,985)
Debt issuance costs	—	(5,475)
Excess tax benefit related to share-based compensation	19,194	12,509
Net proceeds from stock issuances	3,599	2,039
Net cash provided by (used in) financing activities	296,476	(54,921)
Effect of exchange rates on cash and cash equivalents	145	406
Changes in cash and cash equivalents--
Net decrease in cash and cash equivalents	(5,011)	(5,111)
Cash and cash equivalents at beginning of year	34,366	40,216
Cash and cash equivalents at end of period	$29,355	$35,105

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2013
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
In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 28, 2013 and December 29, 2012, and the results of operations for the three and nine months ended September 28, 2013 and September 29, 2012 and cash flows for the nine months ended September 28, 2013 and September 29, 2012.

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
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $3.0 million and $3.1 million for the third quarter periods ended September 28, 2013 and September 29, 2012, respectively. Non-cash share-based compensation expense was $8.9 million and $9.0 million for the nine month periods ended September 28, 2013 and September 29, 2012, respectively.

C)	Income Taxes
As of December 29, 2012, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $12.1 million (of which $10.4 million would impact the effective tax rate if recognized) plus approximately $1.6 million of accrued interest and $1.6 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of September 28, 2013, the company recognized a tax expense of $1.5 million for unrecognized tax benefits related to current year tax exposures.
It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that approximately $0.2 million of its currently remaining unrecognized tax benefits may be recognized over the next twelve months as a result of lapses of statutes of limitations.

A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States - federal	2008 – 2012
United States - states	2004 – 2012
Australia	2011 – 2012
Brazil	2010 – 2012
Canada	2009 – 2012
China	2003 – 2012
Denmark	2009 – 2012
France	2011 – 2012
Germany	2011 – 2012
Italy	2009 – 2012
Luxembourg	2011 – 2012
Mexico	2007 – 2012
Philippines	2009 – 2012
South Korea	2007 – 2012
Spain	2008 – 2012
Taiwan	2008 – 2012
United Kingdom	2009 – 2012

D)	Fair Value Measures
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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of September 28, 2013
Financial Assets:
Pension plans	$24,889	$1,062	$—	$25,951

Financial Liabilities:
Interest rate swaps	$—	$1,909	$—	$1,909
Contingent consideration	$—		$10,059	$10,059

As of December 29, 2012
Financial Assets:
Pension plans	$24,346	$935	$—	$25,281

Financial Liabilities:
Interest rate swaps	$—	$2,853	$—	$2,853
Contingent consideration	$—	$—	$8,609	$8,609
The contingent consideration at September 28, 2013 relates to the earnout provisions recorded in conjunction with the acquisitions of Stewart, Nieco and Spooner Vicars.

E)	Consolidated Statements of Cash Flows
Cash paid for interest was $10.8 million and $5.8 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. Cash payments totaling $28.1 million and $32.4 million were made for income taxes for the nine months ended September 28, 2013 and September 29, 2012, respectively.

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
The goodwill and $3.2 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350 "Intangibles-Goodwill and Other". Other intangibles also includes $2.5 million allocated to customer relationships and $0.1 million allocated to backlog, which are being amortized over periods of 5 years and 1 month, respectively. Goodwill and other intangibles of Drake are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

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
The final allocation of cash paid for the Stewart acquisition is summarized as follows (in thousands):

	(as initially reported) Sep 5, 2012	Preliminary Measurement Period Adjustments	(as adjusted) Sep 5, 2012

Cash	$—	$244	$244
Current assets	11,839	(1,922)	9,917
Property, plant and equipment	653	583	1,236
Goodwill	17,886	(2,140)	15,746
Other intangibles	6,850	4,030	10,880
Current liabilities	(5,228)	(1,511)	(6,739)
Other non-current liabilities	(4,000)	(587)	(4,587)
Consideration paid at closing	$28,000	$(1,303)	$26,697

Contingent consideration	4,000	587	4,587
Net assets acquired and liabilities assumed	$32,000	$(716)	$31,284
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
The Stewart purchase agreement includes an earnout provision providing for a contingent payment due the sellers to the extent certain financial targets are exceeded. This earnout is payable within the first quarters of 2014 and 2015, respectively, if Stewart exceeds certain sales and earnings targets for fiscal 2013 and 2014. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $4.6 million.

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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Oct 31, 2012	Preliminary Measurement Period Adjustments	(as adjusted) Oct 31, 2012

Cash	$140	$—	$140
Current assets	4,011	—	4,011
Property, plant and equipment	268	—	268
Goodwill	18,855	(3,473)	15,382
Other intangibles	5,620	4,060	9,680
Current liabilities	(1,836)	—	(1,836)
Other non-current liabilities	(3,058)	(587)	(3,645)
Consideration paid at closing	$24,000	$—	$24,000

Contingent consideration	3,058	587	3,645
Net assets acquired and liabilities assumed	$27,058	$587	$27,645
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

Viking
On December 31, 2012 (subsequent to the 2012 fiscal year end), the company completed its acquisition of Viking Range Corporation, ("Viking"), a leading manufacturer of kitchen equipment for the residential market, for a purchase price of approximately $373.0 million, net of cash acquired. During the third quarter of 2013, the company finalized the working capital provision provided by the purchase agreement resulting in a return from the seller of $11.2 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Dec 31, 2012	Preliminary Measurement Period Adjustments	(as adjusted) Dec 31, 2012

Cash	$6,900	$(121)	$6,779
Current assets	40,794	—	40,794
Property, plant and equipment	76,693	(23,208)	53,485
Goodwill	144,833	(32,671)	112,162
Other intangibles	152,500	44,500	197,000
Other assets	12,604	45	12,649
Current liabilities	(52,202)	230	(51,972)
Other non-current liabilities	(2,386)	(1)	(2,387)
Net assets acquired and liabilities assumed	$379,736	$(11,226)	$368,510
The goodwill and $151.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $44.0 million allocated to customer relationships and $2.0 million allocated to backlog which are being amortized over periods of 6 years and 3 months, respectively. Goodwill and other intangibles of Viking are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes. Certain acquired assets were classified as held for sale at the date of acquisition and were sold during the second quarter of 2013.
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

Results of Operations

The following unaudited results of operations for the three and nine months ended September 28, 2013 and September 29, 2012, reflect the operations of Viking on a stand-alone basis (in thousands):

	Three Months Ended		Nine Months Ended
	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Net sales	$57,997	53,865	$175,471	$159,368
Income (loss) from operations	$8,498	(17,598)	$5,173	$(15,636)

Pro forma financial information

In accordance with ASC 805 “Business Combinations”, the following unaudited pro forma results of operations for the quarter and nine months ended September 29, 2012, assumes the 2013 acquisition of Viking was completed on January 1, 2012.  The following pro forma results include adjustments to reflect additional interest expense to fund the acquisition, amortization of intangibles associated with the acquisition, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data:

	Three Months Ended	Nine Months Ended
	Sep 29, 2012	Sep 29, 2012
Net sales	$316,332	$920,232
Net earnings	$16,107	$70,217

Net earnings per share:
Basic	$0.88	$3.85
Diluted	$0.87	$3.79

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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition dates to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Jun 29, 2013	Preliminary Measurement Period Adjustments	(as adjusted) Jun 29, 2013

Current assets	$21,390	$(1,218)	$20,172
Property, plant and equipment	1,318	—	1,318
Goodwill	1,709	1,218	2,927
Current liabilities	(804)	—	(804)
Net assets acquired and liabilities assumed	$23,613	$—	$23,613

Forgiveness of liabilities owed to Viking	(8,697)	—	(8,697)
Consideration paid at closing	$14,916	$—	$14,916

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

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This update provides clarification on the disclosure requirements related to recognized derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and lending transactions. This update is effective for annual reporting periods and corresponding interim periods beginning on or after January 1, 2013, and retrospective application is required. The company is currently evaluating the impact of the adoption of ASU No. 2013-01 on its financial position, results of operations and cash flows.
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
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Beginning balance	$(5,355)	$(5,597)	$(1,447)	$(12,399)
Other comprehensive income before reclassification	(1,406)	224	598	(584)
Amounts reclassified from accumulated other comprehensive income	—	—	(48)	(48)
Net current-period other comprehensive income	$(1,406)	$224	$550	$(632)
Ending balance	$(6,761)	$(5,373)	$(897)	$(13,031)
(1) All amounts are net of tax.

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Net earnings	$40,942	$29,769	$104,007	$82,909
Currency translation adjustment	6,559	6,042	(1,406)	4,500
Pension liability adjustment, net of tax	(16)	130	224	271
Unrealized gain on interest rate swaps, net of tax	(362)	15	550	(38)
Comprehensive income	$47,123	$35,956	$103,375	$87,642

6)	Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventories at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $21.5 million at September 28, 2013 and $22.2 million at December 29, 2012 and represented approximately 10.2% and 14.5% of the total inventory at each respective period. The amount of LIFO reserve at September 28, 2013 and December 29, 2012 was not material. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at September 28, 2013 and December 29, 2012 are as follows:

	Sep 28, 2013	Dec 29, 2012
	(in thousands)
Raw materials and parts	$111,752	$87,184
Work-in-process	21,420	18,957
Finished goods	76,586	47,349
	$209,758	$153,490

7)	Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 28, 2013 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total

Balance, December 29, 2012	$397,246	$128,765	$—	$526,011
Goodwill acquired during the year	—	—	115,089	115,089
Measurement period adjustments to goodwill acquired in prior year	(3,472)	56	—	(3,416)
Exchange effect	(1,061)	(905)	—	(1,966)
Balance as of September 28, 2013	$392,713	$127,916	$115,089	$635,718

8)	Accrued Expenses
Accrued expenses consist of the following:

	Sep 28, 2013	Dec 29, 2012
	(in thousands)
Accrued payroll and related expenses	$46,104	$42,960
Advanced customer deposits	34,212	37,392
Accrued warranty	24,528	17,593
Accrued customer rebates	21,354	23,901
Accrued product liability and workers compensation	15,329	13,290
Accrued agent commission	11,064	9,531
Accrued professional services	7,566	8,346
Other accrued expenses	27,041	17,919
	$187,198	$170,932

9)	Warranty Costs
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
A rollforward of the warranty reserve is as follows:

Nine Months Ended
Sep 28, 2013
(in thousands)
Beginning balance	$17,593
Warranty reserve related to acquisitions	8,386
Warranty expense	27,626
Warranty claims	(29,077)
Ending balance	$24,528

10)	Financing Arrangements

	Sep 28, 2013	Dec 29, 2012
	(in thousands)
Senior secured revolving credit line	$535,000	$256,500
Foreign loans	2,060	3,220
Other debt arrangement	326	350
Total debt	$537,386	$260,070
Less: Current maturities of long-term debt	778	1,850
Long-term debt	$536,608	$258,220
On August 7, 2012, the company entered into a new senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of September 28, 2013, the company had $535.0 million of borrowings outstanding under this facility. The company also had $13.0 million in outstanding letters of credit as of September 28, 2013, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $452.0 million at September 28, 2013.
At September 28, 2013, borrowings under the senior secured credit facility are assessed at an interest rate of 1.75% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At September 28, 2013 the average interest rate on the senior debt amounted to 1.95%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.28% as of September 28, 2013.
In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  These facilities included a revolving credit facility and term loan. At September 28, 2013 these facilities amounted to $1.6 million in U.S. dollars, including $0.2 million outstanding under a revolving credit facility and $1.4 million under a term loan. The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 2.70% on September 28, 2013. The term loan matures in 2022 and the interest rate is assessed at 4.55%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  At September 28, 2013 these facilities amounted to $0.4 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At September 28, 2013, the average interest rate on these facilities was approximately 4.26%. The facilities are secured by outstanding accounts receivable collectible within six months.
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
The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations. The upfront cash payment is the amount that a market participant would be able to lend at September 28, 2013 to achieve sufficient cash inflows to cover the cash outflows under the company’s senior revolving credit facility assuming the facility was outstanding in its entirety until maturity. Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s senior revolving credit facility in August 2017. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods. The carrying value and estimated aggregate fair value, a level 2 measurement, based primarily on market prices, of debt is as follows (in thousands):

	Sep 28, 2013		Dec 29, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$537,386	$537,386	$260,070	$260,070
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of September 28, 2013 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date
$25,000,000	1.610%	2/23/2011	2/24/2014
$25,000,000	2.520%	2/23/2011	2/23/2016
$25,000,000	0.975%	7/18/2011	7/18/2014
$15,000,000	1.185%	9/12/2011	9/12/2016
$15,000,000	0.620%	9/12/2011	9/11/2014
$10,000,000	0.498%	2/11/2013	7/11/2015
$15,000,000	0.458%	2/11/2013	10/11/2015
$25,000,000	0.635%	2/11/2013	8/11/2016
$25,000,000	0.789%	2/11/2013	3/11/2017
$25,000,000	0.803%	2/11/2013	5/11/2017
$35,000,000	0.880%	2/11/2013	7/11/2017
$10,000,000	1.480%	9/11/2013	7/11/2017

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; and enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the Company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At September 28, 2013, the company was in compliance with all covenants pursuant to its borrowing agreements.

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
Foreign Exchange: The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward contracts outstanding at September 28, 2013. The fair value of the forward contracts was a loss of $0.1 million at the end of the third quarter of 2013.

Sell		Purchase		Maturity
25,000,000	British Pounds	29,641,034	Euro Dollars	December 27, 2013
15,000,000	Euro Dollars	20,296,500	US Dollars	December 27, 2013
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of September 28, 2013, the fair value of these instruments was a liability of $1.9 million. The change in fair value of these swap agreements in the first nine months of 2013 was a gain of $0.6 million, net of taxes.

The following tables summarize the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Sep 28, 2013	Dec 29, 2012
Fair value	Other non-current liabilities	$(1,909)	$(2,853)
The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Presentation of Gain/(loss)	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$(1,131)	$(486)	$(523)	$(1,638)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(528)	$(501)	$(1,440)	$(1,518)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$(7)	$5	$27	$18
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
Net Sales Summary
(dollars in thousands)

	Three Months Ended					Nine Months Ended
	Sep 28, 2013		Sep 29, 2012			Sep 28, 2013		Sep 29, 2012
	Sales	Percent	Sales		Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$230,807	64.1%	$198,615		77.1%	$651,211	61.9%	$573,431	76.8%
Food Processing	71,209	19.8	59,084		22.9	224,583	21.4	173,131	23.2
Residential Kitchen	57,997	16.1	—	—	—	175,471	16.7	—	—
Total	$360,013	100.0%	$257,699		100.0%	$1,051,265	100.0%	$746,562	100.0%

The following table summarizes the results of operations for the company's business segments(1) (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
Three Months Ended September 28, 2013
Net sales	$230,807	$71,209	$57,997	$—	$360,013
Income (loss) from operations	61,947	8,905	8,498	(11,862)	67,488
Depreciation and amortization expense	4,557	2,017	2,215	411	9,200
Net capital expenditures	1,705	377	872	6	2,960

Nine Months Ended September 28, 2013
Net sales	$651,211	$224,583	$175,471	$—	$1,051,265
Income (loss) from operations	169,089	34,010	5,173	(38,264)	170,008
Depreciation and amortization expense	13,826	6,173	13,799	1,219	35,017
Net capital expenditures	6,491	2,517	1,941	107	11,056

Total assets	$878,591	$302,239	$434,330	$85,328	$1,700,488

Three Months Ended September 29, 2012
Net sales	$198,615	$59,084	$—	$—	$257,699
Income (loss) from operations	50,105	7,877	—	(10,553)	47,429
Depreciation and amortization expense	4,238	2,250	—	613	7,101
Net capital expenditures	779	2,029	—	58	2,866

Nine Months Ended September 29, 2012
Net sales	$573,431	$173,131	$—	$—	$746,562
Income (loss) from operations	139,508	23,755	—	(33,836)	129,427
Depreciation and amortization expense	13,445	6,182	—	1,063	20,690
Net capital expenditures	3,108	2,752	—	103	5,963

Total assets	$853,582	$277,129	$—	$63,291	$1,194,002

(1)Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)Includes corporate and other general company assets and operations.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Sep 28, 2013	Sep 29, 2012
United States and Canada	$108,854	$50,415
Asia	4,126	3,486
Europe and Middle East	16,207	19,042
Latin America	1,484	1,260
Total international	$21,817	$23,788
	$130,671	$74,203
Net sales (in thousands):

	Three Months Ended		Nine Months Ended
	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
United States and Canada	$264,665	$176,982	$779,394	$511,475
Asia	30,721	23,495	75,128	66,634
Europe and Middle East	46,510	42,289	135,726	123,165
Latin America	18,117	14,933	61,017	45,288
Total international	$95,348	$80,717	$271,871	$235,087
	$360,013	$257,699	$1,051,265	$746,562

13)	Employee Retirement Plans

(a)	Pension Plans
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

During the first quarter of 2013, in connection with the Viking acquisition, the company made decisions and took actions to improve certain of the operations of Viking. The company anticipates these initiatives will be substantially complete by the end of the 2013 fiscal year. The company recorded expense in the amount of $7.4 million in the first nine months of the year primarily for severance and employee benefits, product discontinuance, office consolidation and termination of agreements associated with this initiative.

15)	Subsequent Event

On October 15, 2013, subsequent to the end of the third quarter, the company, through its newly created Indian subsidiary, Middleby Commercial Food Innovations Pvt. Ltd., completed its acquisition of Celfrost Innovations Pvt. Ltd. ("Celfrost"), a leading manufacturer of commercial refrigeration and foodservice products located in Gurgaon, India with annual revenues of approximately $20.0 million.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended					Nine Months Ended
	Sep 28, 2013		Sep 29, 2012			Sep 28, 2013		Sep 29, 2012
	Sales	Percent	Sales		Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$230,807	64.1%	$198,615		77.1%	$651,211	61.9%	$573,431	76.8%
Food Processing	71,209	19.8	59,084		22.9	224,583	21.4	173,131	23.2
Residential Kitchen	57,997	16.1	—	—	—	175,471	16.7	—	—
Total	$360,013	100.0%	$257,699		100.0%	$1,051,265	100.0%	$746,562	100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended		Nine Months Ended
	Sep 28, 2013	Sep 29, 2012	Sep 28, 2013	Sep 29, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.7	61.0	62.0	61.2
Gross profit	39.3	39.0	38.0	38.8
Selling, general and administrative expenses	20.5	20.6	21.8	21.5
Income from operations	18.8	18.4	16.2	17.3
Net interest expense and deferred financing amortization	1.2	1.1	1.1	0.9
Other expense (income), net	0.4	1.1	0.2	0.5
Earnings before income taxes	17.2	16.2	14.9	15.9
Provision for income taxes	5.8	4.6	5.0	4.8
Net earnings	11.4%	11.6%	9.9%	11.1%

Three Months Ended September 28, 2013 Compared to Three Months Ended September 29, 2012

NET SALES. Net sales for the third quarter of fiscal 2013 were $360.0 million as compared to $257.7 million in the third quarter of 2012. Of the $102.3 million increase in net sales, $71.8 million, or 27.9%, was attributable to acquisition growth, resulting from the fiscal 2012 acquisitions of Stewart and Nieco and the fiscal 2013 acquisition of Viking. Excluding acquisitions, net sales increased $30.5 million, or 11.8%, from the prior year, reflecting a net sales increase of 11.7% at the Commercial Foodservice Equipment Group and an increase of 12.2% at the Food Processing Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $32.2 million, or 16.2%, to $230.8 million in the third quarter of 2013 as compared to $198.6 million in the prior year quarter. Net sales resulting from the acquisition of Nieco, which was acquired on October 31, 2012, accounted for an increase of $8.9 million during the third quarter of 2013. Excluding the impact of this acquisition, net sales of Commercial Foodservice Equipment increased $23.3 million, or 11.7% as compared to the prior year quarter. International sales increased $10.1 million, or 18.2%, to $65.6 million, as compared to $55.5 million in the prior year quarter. This includes the increase of $3.9 million from the recent acquisition. Excluding the acquisition, the net increase of $6.2 million in international sales reflects increased sales in Europe, Latin America and the Middle East as the company continues to realize strong growth in emerging markets due to expansion of restaurant chains. Domestically, the company realized a sales increase of $22.1 million, or 15.4%, to $165.2 million, as compared to $143.1 million in the prior year quarter. This includes an increase of $5.0 million from the recent acquisition. This increase in domestic sales includes increased sales with customer initiatives to improve efficiencies in restaurant operations by adopting new cooking and warming technologies and general improvements in market conditions.

•
Net sales of the Food Processing Equipment Group increased by $12.1 million, or 20.5%, to $71.2 million in the third quarter of 2013 as compared to $59.1 million in the prior year quarter. Net sales resulting from the acquisition of Stewart, which was acquired on September 5, 2012, accounted for an increase of $4.9 million during the third quarter of 2013. Excluding the impact of this acquisition, net sales of Food Processing Equipment increased by $7.2 million, or 12.2%, as compared to the prior year quarter. International sales increased by $1.4 million, or 5.6%, to $26.6 million, as compared to $25.2 million in the prior year quarter. This includes the increase of $1.2 million from the recent acquisition. Domestically, the company realized a sales increase of $10.7 million, or 31.6%, to $44.6 million, as compared to $33.9 million in the prior year quarter. This includes an increase of $3.7 million from the recent acquisition. The increase in domestic sales reflects expansion of food processing operations to support growing global demand and initiatives to upgrade food processing operations to more efficient and cost effective equipment.

•	Net sales of the Residential Kitchen Equipment Group, which was established on December 31, 2012, were $58.0 million.

GROSS PROFIT. Gross profit increased to $141.4 million in the third quarter of 2013 from $100.4 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate increased from 39.0% in the third quarter of 2012 to 39.3% in the third quarter of 2013. The net increase in the gross margin rate reflects the benefit of acquisition integration initiatives.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $15.5 million, or 19.3%, to $96.0 million in the third quarter of 2013 as compared to $80.5 million in the prior year quarter. The gross margin rate increased to 41.6% as compared to 40.5% in the prior year quarter primarily due to a more favorable sales mix. Gross profit from the acquisition of Nieco accounted for approximately $4.0 million of the increase in gross profit. Excluding the recent acquisition, the gross profit increased by approximately $11.5 million on the higher sales volumes.

•
Gross profit at the Food Processing Equipment Group increased by $2.1 million, or 10.3%, to $22.4 million in the third quarter of 2013 as compared to $20.3 million in the prior year quarter. The gross margin rate declined to 31.5% as compared to 34.3% in the prior year quarter. Gross profit from the acquisition of Stewart, accounted for approximately $1.0 million of the increase. Excluding the recent acquisition, the gross profit increased by approximately $1.1 million on higher sales volumes and the gross margin rate increased to 32.3%.

•
Gross profit at the Residential Kitchen Equipment Group amounted to $22.1 million at a gross margin rate of 38.1%. The gross margin rate is expected to improve as the company realizes the benefit of ongoing integration initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $53.0 million in the third quarter of 2012 to $74.0 million in the third quarter of 2013. As a percentage of net sales, operating expenses were 20.6% in the third quarter of 2012 as compared to 20.5% in the third quarter of 2013. Selling expenses increased from $26.0 million in the third quarter of 2012 to $41.8 million in the third quarter of 2013. Selling expenses reflect increased costs of $13.1 million associated with the Stewart, Nieco and Viking acquisitions. Additionally, expenses increased $1.8 million related to higher wages, commissions and bonuses on higher sales volumes and $0.6 million related to convention and trade show costs. General and administrative expenses increased from $27.1 million in the third quarter of 2012 to $32.2 million in the third quarter of 2013. General and administrative expenses reflect $3.5 million of increased costs associated with the Stewart, Nieco and Viking acquisitions, including $0.7 million of non-cash intangible amortization expense. Additionally, expenses increased $1.1 million in incentive compensation and $0.9 million in professional services associated with acquisition related activities. These increases were offset by a reduction of $0.4 million in non-cash intangible amortization expense.
NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $4.2 million in the third quarter of 2013 as compared to $3.0 million in the third quarter of 2012 due to increased borrowings to fund the Viking acquisition. Other expense was $1.4 million in the third quarter of 2013 as compared to $2.8 million in the prior year third quarter and consists primarily of foreign exchange gains and losses.
INCOME TAXES. A tax provision of $20.9 million, at an effective rate of 33.8%, was recorded during the third quarter 2013, as compared to an $11.9 million provision at a 28.6% effective rate in the prior year quarter. In comparison to the prior year quarter, the tax provision reflects a higher effective rate on increased income from its domestic jurisdiction as well as a decrease in favorable adjustments to tax reserves.

Nine Months Ended September 28, 2013 Compared to Nine Months Ended September 29, 2012

NET SALES. Net sales for the nine month period ended September 28, 2013 were $1,051.3 million as compared to $746.6 million in the nine month period ended September 29, 2012. Of the $304.7 million increase in net sales, $221.9 million, or 29.7%, was attributable to acquisition growth, resulting from the fiscal 2012 acquisitions of Baker, Stewart and Nieco and the fiscal 2013 acquisition of Viking. Excluding acquisitions, net sales increased $82.8 million, or 11.1%, from the prior year, reflecting a net sales increase of 10.5% at the Commercial Foodservice Equipment Group and an increase of 13.2% at the Food Processing Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $77.8 million, or 13.6%, to $651.2 million in the nine month period ended September 28, 2013 as compared to $573.4 million in the prior period. Net sales resulting from the acquisition of Nieco which was acquired on October 31, 2012, accounted for an increase of $17.7 million during the nine month period ended September 28, 2013. Excluding the impact of this acquisition, net sales of Commercial Foodservice Equipment increased by $60.1 million, or 10.5%, as compared to the prior period. International sales increased $25.6 million, or 16.1%, to $184.4 million, as compared to $158.8 million in the prior period. This includes the increase of $8.4 million from the recent acquisition. Excluding the acquisition, the net increase of $17.2 million in international sales reflects increased sales in Asia, Latin America and the Middle East as the company continues to realize strong growth in emerging markets due to expansion of restaurant chains, offset by lower sales in Europe due to economic conditions. Domestically, the company realized a sales increase of $52.2 million, or 12.6%, to $466.8 million, as compared to $414.6 million in the prior period. This includes an increase of $9.3 million from the recent acquisition. This increase in domestic sales includes increased sales with customer initiatives to improve efficiencies in restaurant operations by adopting new cooking and warming technologies and general improvements in market conditions.

•
Net sales of the Food Processing Equipment Group increased by $51.5 million, or 29.8%, to $224.6 million in the nine month period ended September 28, 2013 as compared to $173.1 million in the prior period. Net sales resulting from the acquisitions of Baker and Stewart, which were acquired March 14, 2012 and September 5, 2012, respectively, accounted for an increase of $28.7 million during the nine month period ended September 28, 2013. Excluding the impact of these acquisitions, net sales of Food Processing Equipment increased by $22.8 million, or 13.2%, as compared to the prior period. International sales increased by $6.6 million, or 8.7%, to $82.9 million, as compared to $76.3 million in the prior period. This includes an increase of $8.8 million from the recent acquisitions. Domestically, the company realized a sales increase of $44.9 million, or 46.4%, to $141.7 million, as compared to $96.8 million in the prior year quarter. This includes an increase of $19.9 million from the recent acquisitions. The increase in sales, both international and domestic, reflects expansion of food processing operations to support growing global demand and initiatives to upgrade food processing operations to more efficient and cost effective equipment.

•
Net sales of the Residential Kitchen Equipment Group, which was established on December 31, 2012, were $175.5 million. Net sales included approximately $4.7 million related to non-core business activities which were discontinued in the previous quarter.

GROSS PROFIT. Gross profit increased to $399.3 million in the nine month period ended September 28, 2013 from $289.7 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate decreased from 38.8% in the nine month period ended September 29, 2012 to 38.0% in the current year period. The net decrease in the gross margin rate reflects the impact of lower margins at Viking and other recent acquisitions.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $38.8 million, or 16.7%, to $271.4 million in the nine month period ended September 28, 2013 as compared to $232.6 million in the prior year period. The gross margin rate increased to 41.7% as compared to 40.6% in the prior year period. Gross profit from the acquisition of Nieco accounted for approximately $8.0 million of the increase in gross profit during the period. Excluding the recent acquisition, gross profit increased by approximately $30.8 million on higher sales volumes.

•
Gross profit at the Food Processing Equipment Group increased by $14.2 million, or 23.9%, to $73.7 million in the nine month period ended September 28, 2013 as compared to $59.5 million in the prior year period. The gross margin rate declined to 32.8% as compared to 34.4% in the prior year period due to lower margins at recently acquired companies. Gross profit from the acquisitions of Baker and Stewart accounted for approximately $6.4 million of the increase. Excluding the recent acquisitions, gross profit increased by approximately $7.8 million on higher sales volumes and the gross margin rate remained consistent at 34.4%.

•
Gross profit at the Residential Kitchen Equipment Group amounted to $57.1 million at a gross margin rate of 32.5%. The gross margin rate is expected to improve as the company realizes the benefit of ongoing integration initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $160.3 million in the nine month period ended September 29, 2012 to $229.3 million in the nine month period ended September 28, 2013. As a percentage of net sales, operating expenses were 21.5% in the nine month period ended September 29, 2012 as compared to 21.8% in the nine month period ended September 28, 2013. Selling expenses increased from $79.4 million in the nine month period ended September 29, 2012 to $116.6 million in the nine month period ended September 28, 2013. Selling expenses reflect increased costs of $33.4 million associated with the Baker, Stewart, Nieco and Viking acquisitions. Additionally, expenses increased $3.8 million related to higher wages. commissions and bonuses on higher sales volumes. General and administrative expenses increased from $80.9 million in the nine month period ended September 29, 2012 to $112.7 million in the nine month period ended September 28, 2013. General and administrative expenses reflect $20.6 million of increased costs associated with the Baker, Stewart, Nieco and Viking acquisitions, including $9.8 million of non-cash intangible amortization expense. Additionally, expenses increased $2.3 million in incentive compensation and $1.5 million in professional services associated with acquisition related activities. The company also recorded $7.4 million of expenses associated with acquisition integration initiatives associated with Viking.
NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $11.7 million in the nine month period ended September 28, 2013, as compared to $7.0 million in the prior period, due to increased borrowings to fund the Viking acquisition. Other expense was $2.0 million in the nine month period ended September 28, 2013, as compared to $3.7 million in the prior year period, and consists primarily of foreign exchange gains and losses.
INCOME TAXES. A tax provision of $52.3 million, at an effective rate of 33.5%, was recorded during the nine month period ended September 28, 2013, as compared to a $35.8 million provision at a 30.2% effective rate in the prior year period. In comparison to the prior year period, the tax provision reflects a higher effective rate on increased income from its domestic jurisdiction as well as a decrease in favorable adjustments to tax reserves.
Financial Condition and Liquidity
During the nine months ended September 28, 2013, cash and cash equivalents decreased by $5.0 million to $29.4 million at September 28, 2013 from $34.4 million at December 29, 2012. Net borrowings increased from $260.1 million at December 29, 2012 to $537.4 million at September 28, 2013.
OPERATING ACTIVITIES. Net cash provided by operating activities was $83.6 million for the nine months ended September 28, 2013 compared to $94.0 million for the nine months ended September 29, 2012 due primarily to increased working capital needs offset by increased earnings and increased depreciation and amortization.

During the nine months ended September 28, 2013, working capital levels changed due to increased working capital needs. These changes in working capital levels included a $18.8 million increase in inventory, due to several factors including increased order rates, increased inventory levels during build out periods in conjunction with plant consolidation efforts and higher levels of stock associated with expanding foreign operations. Accounts receivable increased $13.3 million due to increased sales volume and higher receivable balances at the Food Processing Equipment Group resulting from the timing of projects. Changes in working capital levels also included a $13.8 million increase in prepaid tax expenses and other prepaid assets primarily related to the timing of orders at the Food Processing Equipment Group, a $5.4 million decrease in accounts payable due to the timing of vendor payments and a $15.6 million decrease in accrued expenses and other non-current liabilities primarily related to payment of 2012 annual rebate programs and incentive obligations.
INVESTING ACTIVITIES. During the nine months ended September 28, 2013, net cash used in investing activities included $361.7 million related to the 2013 acquisition of Viking, $14.9 million related to the 2013 acquisition of Viking Distributors, $5.0 million related to the acquisition of intangible assets along with $11.1 million of additions and upgrades of production equipment and manufacturing facilities offset by $7.0 million of cash proceeds related to that sale of certain assets acquired in conjunction with the Viking acquisition.
FINANCING ACTIVITIES. Net cash flows provided in financing activities were $296.5 million during the nine months ended September 28, 2013. The company’s borrowing activities included the $278.5 million of net proceeds under its $1.0 billion revolving credit facility, primarily to fund the acquisition of Viking and other investing activities.
The company used $3.6 million to repurchase 22,726 shares of its common stock that were surrendered to the company by employees in lieu of cash for payment for withholding taxes related to restricted stock vestings and stock option exercises that occurred during the nine months ended September 28, 2013.
At September 28, 2013, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, acquisitions, product development and integration expenditures for the foreseeable future.
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
In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This update provides clarification on the disclosure requirements related to recognized derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and lending transactions. This update is effective for annual reporting periods and corresponding interim periods beginning on or after January 1, 2013, and retrospective application is required. The company is currently evaluating the impact of the adoption of ASU No. 2013-01 on its financial position, results of operations and cash flows.
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
Revenue Recognition. At the Commercial Foodservice Group, the company recognizes revenue on the sale of its products when risk of loss has passed to the customer, which occurs at the time of shipment, and collectibility is reasonably assured. The sale prices of the products sold are fixed and determinable at the time of shipment. Sales are reported net of sales returns, sales incentives and cash discounts based on prior experience and other quantitative and qualitative factors. Such revenue was approximately 62% for the nine month period ended September 28, 2013.
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
Contractual Obligations
The company's contractual cash payment obligations as of September 28, 2013 are set forth below (in thousands):

	Amounts Due Sellers From Acquisitions	Debt	Estimated Interest on Debt	Operating Leases	Total Contractual Cash Obligations
Less than 1 year	$3,393	$778	$13,792	$9,632	$27,595
1-3 years	6,666	545	23,265	14,151	44,627
3-5 years	—	535,253	8,914	6,435	550,602
After 5 years	—	810	129	4,162	5,101
	$10,059	$537,386	$46,100	$34,380	$627,925
The company has obligations to make $10.1 million of purchase price payments to the sellers of Stewart, Nieco and Spooner Vicars that were deferred in conjunction with the acquisitions.
As of September 28, 2013, the company had $535.0 million outstanding under its revolving credit line as part of its senior credit agreement. The average interest rate on this debt amounted to 1.95% at September 28, 2013. This facility matures in August of 2017. As of September 28, 2013, the company also has $2.0 million of debt outstanding under various foreign credit facilities. The estimated interest payments reflected in the table above assume that the level of debt and average interest rate on the company’s revolving credit line under its senior credit agreement does not change until the facility reaches maturity in August 2017. The estimated payments also assume that relative to the company’s foreign borrowings: all scheduled term loan payments are made; the level of borrowings does not change; and the average interest rates remain at their September 28, 2013 rates. Also reflected in the table above is $5.1 million of interest payments to be made related to the company’s interest rate swap agreements.
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

Twelve Month Period Ending	Variable Rate Debt

September 28, 2014	$778
September 28, 2015	418
September 28, 2016	127
September 28, 2017	535,127
September 28, 2018 and thereafter	936
$537,386
On August 7, 2012, the company entered into a new senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of September 28, 2013, the company had $535.0 million of borrowings outstanding under this facility. The company also has $13.0 million in outstanding letters of credit as of September 28, 2013, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $452.0 million at September 28, 2013.
At September 28, 2013, borrowings under the senior secured credit facility are assessed at an interest rate 1.75% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At September 28, 2013 the average interest rate on the senior debt amounted to 1.95%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.28% as of September 28, 2013.
In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  These facilities included a revolving credit facility and term loan. At September 28, 2013 these facilities amounted to $1.6 million in U.S. dollars, including $0.2 million outstanding under a revolving credit facility and $1.4 million under a term loan. The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 2.70% on September 28, 2013. The term loan matures in 2022 and the interest rate is assessed at 4.55%.
In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  At September 28, 2013 these facilities amounted to $0.4 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At September 28, 2013, the average interest rate on these facilities was approximately 4.26%. The facilities are secured by outstanding accounts receivable collectible within six months.
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of September 28, 2013 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date
$25,000,000	1.610%	2/23/2011	2/24/2014
$25,000,000	2.520%	2/23/2011	2/23/2016
$25,000,000	0.975%	7/18/2011	7/18/2014
$15,000,000	1.185%	9/12/2011	9/12/2016
$15,000,000	0.620%	9/12/2011	9/11/2014
$10,000,000	0.498%	2/11/2013	7/11/2015
$15,000,000	0.458%	2/11/2013	10/11/2015
$25,000,000	0.635%	2/11/2013	8/11/2016
$25,000,000	0.789%	2/11/2013	3/11/2017
$25,000,000	0.803%	2/11/2013	5/11/2017
$35,000,000	0.880%	2/11/2013	7/11/2017
$10,000,000	1.480%	9/11/2013	7/11/2017

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; and enter into certain transactions with affiliates; and require, among other things a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the Company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At September 28, 2013, the company was in compliance with all covenants pursuant to its borrowing agreements.
Financing Derivative Instruments
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of September 28, 2013, the fair value of these instruments was a liability of $1.9 million. The change in fair value of these swap agreements in the first nine months of 2013 was a gain of $0.6 million, net of taxes.

Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward contracts outstanding at September 28, 2013. The fair value of the forward contracts was a loss of $0.1 million at the end of the third quarter of 2013.

Sell		Purchase		Maturity
25,000,000	British Pounds	29,641,034	Euro Dollars	December 27, 2013
15,000,000	Euro Dollars	20,296,500	US Dollars	December 27, 2013

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
As of September 28, 2013, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended September 28, 2013, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the nine months ended September 28, 2013, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
June 30 to July 27, 2013	—	$—	—	1,048,450
July 28 to August 24, 2013	9,246	200.63	9,246	1,039,204
August 25 to September 28, 2013	—	—	—	1,039,204
Quarter ended September 28, 2013	9,246	$200.63	9,246	1,039,204
In July 1998, the company's Board of Directors adopted a stock repurchase program that authorized the purchase of common shares in open market purchases. On February 22, 2013, the company's Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of common stock under the existing share repurchase program. As of September 28, 2013, 1,760,796 shares had been purchased under the 1998 stock repurchase program.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended September 28, 2013, filed on November 7, 2013, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	November 7, 2013	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer