Form 10-K
period 2013-12-28
MIDDLEBY CORP
filed 2014-02-26
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 28, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2013 was approximately $3,219,400,371.

The number of shares outstanding of the Registrant’s class of common stock, as of February 24, 2014, was 19,124,502 shares.

Documents Incorporated by Reference

Part III of Form 10-K incorporates by reference the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2014 annual meeting of stockholders.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
DECEMBER 28, 2013
FORM 10-K ANNUAL REPORT

PART I

Item 1.      Business

General

The Middleby Corporation (“Middleby” or the “company”), through its operating subsidiary Middleby Marshall Inc. (“Middleby Marshall”) and its subsidiaries, is a leader in the design, manufacture, marketing, distribution, and service of a broad line of (i) cooking and warming equipment used in all types of commercial restaurants and institutional kitchens, (ii) food preparation, cooking, baking, chilling and packaging equipment for food processing operations, and (iii) premium kitchen equipment including ranges, ovens, refrigerators, ventilation and dishwashers primarily used in the residential market.

Founded in 1888 as a manufacturer of baking ovens, Middleby Marshall Oven Company was acquired in 1983 by TMC Industries Ltd., a publicly traded company that changed its name in 1985 to The Middleby Corporation. The company has established itself as a leading provider of (i) commercial restaurant equipment, (ii) food processing equipment and (iii) residential kitchen equipment as a result of its acquisition of industry leading brands and through the introduction of innovative products within each of these segments.

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

Business Segments and Products

The company conducts its business through three principal business segments: the Commercial Foodservice Equipment Group, the Food Processing Equipment Group and the Residential Kitchen Equipment Group. See Note 9 to the Consolidated Financial Statements for further information on the company's business segments.

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

This commercial foodservice equipment is marketed under a portfolio of thirty four brands, including Anets®, Beech®, Blodgett®, Blodgett Combi®, Blodgett Range®, Bloomfield®, Britannia®, CTX®, Carter-Hoffmann®, Celfrost®, CookTek®, Doyon®, frifri®, Giga®, Holman®, Houno®, IMC®, Jade®, Lang®, Lincat®, MagiKitch'n®, Middleby Marshall®, MPC®, Nieco®, Nu-Vu®, PerfectFry®, Pitco Frialator®, Southbend®, Star®, Toastmaster®, TurboChef®, Viking®, Wells® and Wunder-Bar®.

The products offered by this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, warming equipment, heated cabinets, charbroliers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, professional refrigerators, coldrooms, ice machines, freezers and beverage dispensing equipment.

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

This food processing equipment is marketed under a portfolio of twelve brands, including Alkar®, Armor Inox®, Auto-Bake®, Baker Thermal Solutions®, Cozzini®, Danfotech®, Drake®, Maurer-Atmos®, MP Equipment®, RapidPak®, Spooner Vicars® and Stewart Systems®.

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

Residential Kitchen Equipment Group

The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. This business segment has manufacturing facilities in Greenwood, Mississippi. Principal product lines of this group are ranges, ovens, refrigerators, dishwashers, microwaves, cooktops and outdoor equipment. These products are sold and marketed under four brand names, including Brigade®, Jade®, TurboChef® and Viking®.

Acquisition Strategy

The company has pursued a strategy to acquire and assemble a leading portfolio of brands and technologies for each of its three business segments. Over the past three years, the company has completed fourteen acquisitions to add to its portfolio of brands and technologies of the Commercial Foodservice Equipment Group, the Food Processing Equipment Group and the Residential Kitchen Equipment Group.  These acquisitions have added sixteen brands to the Middleby portfolio and positioned the company as a leading provider of equipment in both industries.

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

In October 2012, the company acquired all of the capital stock of Nieco Corporation ("Nieco"), a leading manufacturer of automatic broilers for the commercial foodservice industry for approximately $23.9 million.

In December 2012, subsequent to the end of the company's 2012 fiscal year, the company acquired all of the capital stock of Viking Range Corporation (“Viking”), a leading manufacturer of premium residential cooking ranges, ovens and kitchen appliances, for approximately $361.7 million.

Subsequent to the acquisition of Viking, the company, through Viking, purchased certain assets of four of Viking's former distributors ("Distributors"). The aggregate purchase price of these transactions was approximately $23.6 million.

In October 2013, the company acquired substantially all of the assets of Celfrost Innovations Pvt. Ltd. (“Celfrost”), a preferred commercial foodservice equipment supplier in India with a broad line of cold side products such as professional refrigerators, coldrooms, ice machines and freezers marketed under the Celfrost brand for a purchase price of approximately $11.2 million. Celfrost is a leading supplier of equipment to many of the fast growing restaurant chains and hotel groups.

In December 2013, the company acquired all of the capital stock of Automatic Bar Controls, Inc. ("Wunder-Bar"), a leading manufacturer of beverage dispensing systems for the foodservice industry for approximately $74.1 million.

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

Over the past several decades, the commercial foodservice equipment industry has enjoyed steady growth in the United States due to the development of new quick-service and casual-theme restaurant chain concepts, the expansion into nontraditional locations by quick-service restaurants and store equipment modernization. In the international markets, foodservice equipment manufacturers have been experiencing stronger growth than the U.S. market due to rapidly expanding international economies and increased opportunity for expansion by U.S. chains into developing regions.

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

     Residential Kitchen Equipment Industry

The company’s end-user customers include the high-end residential kitchens. The premium segment of the residential kitchen equipment industry is estimated to be approximately $1.0 billion annually in North America. This segment has grown over the past several decades after the original introduction premium cooking range. Viking was first manufacturer to introduce the premium cooking equipment to the North American market, providing equipment that was comparable to a commercial grade range and oven for home chefs and culinarians. The market potential for such equipment has continued to a broaden due to an increase in interest from the consumer to have high-end and luxury appliances in their home. Other important factors which affect the market size and growth include the level of new home starts, home remodels and general macro-economic factors. Macro-economic factors such as GDP growth, employment rates, inflation and consumer confidence, which impact the overall economy, have had a more significant impact to the recent market conditions and had caused a significant downturn during the most recent recession period. These factors have a greater impact on the residential kitchen equipment industry and cause greater variability in the revenues at this segment than the other business segments the company operates in.

Backlog

Commercial Foodservice Equipment Group

The backlog of orders for the Commercial Foodservice Equipment Group was $51.0 million at December 28, 2013, all of which is expected to be filled during 2014. The acquired Celfrost and Wunder-Bar businesses accounted for $4.3 million of the backlog. The Commercial Foodservice Equipment Group's backlog was $43.2 million at December 29, 2012. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of this segment's products.

Food Processing Equipment Group

The backlog of orders for the Food Processing Equipment Group was $103.1 million at December 28, 2013, all of which is expected to be filled during 2014. The Food Processing Equipment Group's backlog was $107.2 million at December 29, 2012.

Residential Kitchen Equipment Group

 The backlog of orders for the Residential Kitchen Equipment Group was $11.0 million at December 28, 2013, all of which is expected to be filled during 2014. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of this segment's products.

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

Residential Kitchen Equipment Group

The company’s products are marketed through a network of dealers, designers, and home builders to the residential customers. The company markets and sells its products to these channels through a company-employed sales force. The company’s products are distributed to these dealers through its wholly owned distribution operations, which includes two primary customer support centers and over a dozen regional warehouse and logistic operations, which stock products and service parts for the respective region. Prior to 2013 and the acquisition of Viking, the sales and distribution services of Viking were supported by independent distribution partners. During fiscal 2013 and early 2014, the company integrated these operations within the Viking business through a series of acquisitions and distributor cancellations in an effort to improve sales processes, customer support, technical service and realize cost efficiencies within the distribution process.

The company performs marketing functions at its headquarters in Greenwood, Mississippi. This includes the development of marketing brochures, print and media advertising, web-based marketing, coordination of trade shows and other various marketing activities. Marketing support is also provided to and coordinated with its network of dealers, designers, and home builders sales partners to allow for coordinated efforts to market jointly to the end-user customers. The company in certain cases offers incentive based financial programs to invest in local marketing activities with these sales partners.

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

 Residential Kitchen Equipment Group

The company maintains a network of independent authorized service agents throughout North America. Authorized service agents are supported and trained by regional factory-support centers of the company. Trained technical support personnel are available to support independent service agents with technical information and assist in repair issues. The factory-support centers also dispatch service technicians to the customer and provide follow up and monitoring to ensure field issues are resolved. The company independent service agents maintain a stock of factory supplied parts to allow for a high first-call completion rate for service and warranty repairs. The company maintains a substantial amount of service parts at its manufacturing operations in Greenwood, Mississippi and at regional service parts depots to provide for quick ship of parts to service agents and end-user customers when necessary.

Internationally, the company has a network of company owned and independent distributors that provide sales and technical service support in their respective markets. These distributors are required to have a team of factory-trained service technicians and maintain a required stock of service parts to support the equipment in the market. The factory supports the international distributors with technical trainers which travel to the various markets to provide on-hands training and monitoring of the distributor service operations.

Competition

The commercial foodservice, food processing equipment and residential kitchen equipment industries are highly competitive and fragmented. Within a given product line the company may compete with a variety of companies, including companies that manufacture a broad line of products and those that specialize in a particular product category. Competition is based upon many factors, including brand recognition, product features, reliability, quality, price, delivery lead times, serviceability and after-sale service. The company believes that its ability to compete depends on strong brand equity, exceptional product performance, short lead-times and timely delivery, competitive pricing and superior customer service support. In the international markets, the company competes with U.S. manufacturers and numerous global and local competitors.

The company believes that it is one of the largest multiple-line manufacturers of food production equipment in the U.S. and worldwide although some of its competitors are units of operations that are larger than the company and possess greater financial and personnel resources. Among the company's major competitors to the Commercial Foodservice Equipment Group are: Manitowoc Company, Inc.; Vulcan-Hart and Hobart Corporation, subsidiaries of Illinois Tool Works Inc.; Electrolux AB; Groen, a subsidiary of Dover Corporation; Rational AG; and the Ali Group. Major competitors to the Food Processing Equipment Group include AMF Bakery Systems, Convenience Food Systems, FMC Technologies, Multivac, Marel, Formax, and Heat and Control. The residential kitchen appliance sector is highly competitive and includes a number of large global competitors including, Whirlpool Corporation, AB Electrolux, GE Appliances, LG Corporation, Panasonic Corporation and Samsung Group. However, within the premium segment of this kitchen equipment market there are fewer competitors and the company’s primary competition includes Wolf and Subzero, subsidiaries of Sub-Zero Group, Inc.; Thermador, Bosch and Gaggenau, subsidiaries of Bosch Siemens; Dacor and Miele.

Manufacturing and Quality Control

The company’s manufacturing operations provide for an expertise in the design and production of specific products for each of the three business segments. The company has from time to time either consolidated manufacturing facilities producing similar product or transferred production of certain products to another existing operation with a higher level of expertise or efficiency.

The Commercial Foodservice Equipment Group manufactures its products in thirteen domestic and seven international production facilities. These production facilities are located in Brea, California; Vacaville, California; Windsor, California; Chicago, Illinois; Elgin, Illinois; Mundelein, Illinois; Menominee, Michigan; Bow, New Hampshire; Fuquay-Varina, North Carolina; Cookville, Tennessee; Smithville, Tennessee; Carrollton, Texas; Burlington, Vermont; Randers, Denmark; Scandicci, Italy; Shanghai, China; Laguna, the Philippines; Lincoln, the United Kingdom; Wrexham, the United Kingdom; and Warwickshire, the United Kingdom.

The Food Processing Equipment Group manufactures its products in seven domestic and four international production facilities. These production facilities are located in Buford, Georgia; Algona, Iowa; Chicago, Illinois; Clayton, North Carolina; Plano, TX; Waynesboro, Virginia; Lodi, Wisconsin; New South Wales, Australia; Mauron, France; Guadalupe, Mexico; and Reichenau, Germany.

The Residential Kitchen Equipment Group manufactures its products in four domestic production facilities located in Greenwood, Mississippi.

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

Research and Development

The company believes its future success will depend in part on its ability to develop new products and to improve existing products. Much of the company's research and development efforts at the Commercial Foodservice Equipment Group, the Food Processing Equipment Group and the Residential Kitchen Equipment Group are directed to the development and improvement of products designed to reduce cooking and processing time, increase capacity or throughput, reduce energy consumption, minimize labor costs, improve product yield and improve safety, while maintaining consistency and quality of cooking production and food preparation. The company has identified these issues as key concerns for most of its customers. The company often identifies product improvement opportunities by working closely with customers on specific applications. Most research and development activities are performed by the company's technical service and engineering staff located at each manufacturing location. On occasion, the company will contract outside engineering firms to assist with the development of certain technical concepts and applications. See Note 3(o) to the Consolidated Financial Statements for further information on the company's research and development activities.

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

The company's leading portfolio of tradenames of its Commercial Foodservice Equipment Group include Anets®, Blodgett®, Blodgett Combi®, Blodgett Range®, Beech®, Bloomfield®, Britannia®, Carter-Hoffmann®, Celfrost®, CookTek®, CTX®, Doyon®, friFri®, Giga®, Holman®, Houno®, IMC®, Jade®, Lang®, Lincat®, MagiKitch'n®, Middleby Marshall®, MPC®, Nieco®, Nu-Vu®, PerfectFry®, Pitco Frialator®, Southbend®, Star®, Toastmaster®, Turbochef®, Viking®, Wells® and Wunder-Bar®.

The company’s leading portfolio of tradenames of its Food Processing Equipment Group include Alkar®, Armor Inox®, Auto-Bake®, Baker Thermal Solutions®, Cozzini®, Danfotech®, Drake®, Maurer-Atmos®, MP Equipment®, RapidPak®, Spooner Vicars® and Stewart Systems®.

The company’s leading portfolio of tradenames of its Residential Kitchen Equipment Group include Brigade®, Jade®, TurboChef® and Viking®.

The company holds a broad portfolio of patents and licenses covering technology and applications related to various products, equipment and systems. Management believes the expiration of any one of these patents would not have a material adverse effect on the overall operations or profitability of the company.

Employees

Commercial Foodservice Equipment Group

As of December 28, 2013, 2,707 persons were employed within the Commercial Foodservice Equipment Group. Of this amount, 1,156 were management, administrative, sales, engineering and supervisory personnel; 1,343 were hourly production non-union workers; and 208 were hourly production union members. Included in these totals were 937 individuals employed outside of the United States, of which 566 were management, sales, administrative and engineering personnel, 297 were hourly production non-union workers and 74 were hourly production union workers, who participate in an employee cooperative. At its Windsor, CA facility, the company has a union contract with the Sheet Metal Workers International Association that expires on December 31, 2016. At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on July 31, 2017. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that extends through June 2015. Management believes that the relationships between employees, unions and management are good.

Food Processing Equipment Group

As of December 28, 2013, 963 persons were employed within the Food Processing Equipment Group. Of this amount, 472 were management, administrative, sales, engineering and supervisory personnel; 355 were hourly production non-union workers; and 136 were hourly production union members. Included in these totals were 408 individuals employed outside of the United States, of which 226 were management, sales, administrative and engineering personnel, 182 were hourly production non-union workers. At its Lodi, Wisconsin facility, the company has a contract with the International Association of Bridge, Structural, Ornamental and Reinforcing Ironworkers that expires on December 31, 2014. At its Algona, Iowa facility, the company has a union contract within the United Food and Commercial Workers that expires on December 31, 2014. Management believes that the relationships between employees, unions and management are good.

Residential Kitchen Equipment Group

As of December 28, 2013, 796 persons were employed within the Residential Kitchen Equipment Group. Of this amount, 392 were management, administrative, sales, engineering and supervisory personnel and 404 were hourly production workers. Included in these totals were 42 individuals employed outside of the United States, all of which were management, sales, administrative and engineering personnel. Management believes that the relationships between employees and management are good.

Corporate

As of December 28, 2013, 25 persons were employed at the corporate office.

Seasonality

The company’s revenues at the Commercial Foodservice Equipment Group historically have been slightly stronger in the second and third quarters due to increased purchases from customers involved with the catering business and institutional customers, particularly schools, during the summer months. Revenues at the Residential Kitchen Equipment Group are historically stronger in the second and third quarters due to increased purchases of outdoor cooking equipment and greater new home construction and remodels during the summer months.

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

The company now has and may continue to have a significant amount of indebtedness. At December 28, 2013, the company had $571.6 million of borrowings and $12.8 million in letters of credit outstanding. To the extent the company requires additional capital resources, there can be no assurance that such funds will be available on favorable terms, or at all. The unavailability of funds could have a material adverse effect on the company’s financial condition, results of operations and ability to expand the company’s operations.

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

The company’s balance sheet includes a significant amount of goodwill, which represents approximately 38% of its total assets as of December 28, 2013.  The excess of the purchase price over the fair value of assets acquired, including identifiable intangible assets, and liabilities assumed in conjunction with acquisitions is recorded as goodwill. In accordance with Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other”, the company’s long-lived assets (including goodwill and other intangibles) are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of long-lived assets, the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors.  Various uncertainties, including continued adverse conditions in the capital markets or changes in general economic conditions, could impact the future operating performance at one or more of the company’s businesses, which could significantly affect the company’s valuations and could result in additional future impairments. Also, estimates of future cash flows are judgments based on the company’s experience and knowledge of operations.  These estimates can be significantly impacted by many factors, including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends.  If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges. Any such charge could have a material adverse effect on the company’s reported net earnings.

Competition in the commercial foodservice, food processing, and residential kitchen equipment industries is intense and could impact the company’s results of operations and cash flows.

The company operates in a highly competitive industries. In each of the company’s three business segments, competition is based on a variety of factors including product features and design, brand recognition, reliability, durability, technology, energy efficiency, breadth of product offerings, price, customer relationships, delivery lead times, serviceability and after-sale service. The company has a numerous competitors in business segment. Many of the company’s competitors are substantially larger and enjoy substantially greater financial, marketing, technological and personnel resources. These factors may enable them to develop similar or superior products, to provide lower cost products and to carry out their business strategies more quickly and efficiently than the company can. In addition, some competitors focus on particular product lines or geographic regions or emphasize their local manufacturing presence or local market knowledge. Some competitors have different pricing structures and may be able to deliver their products at lower prices. Although the company believes that the performance and price characteristics of its products will provide competitive solutions for its customers’ needs, there can be no assurance that the company’s customers will continue to choose the company’s products over products offered by its competitors.

 Further, the markets for the company’s products are characterized by changing technology and evolving industry standards. The company’s ability to compete in the past has depended in part on the company’s ability to develop innovative new products and bring them to market more quickly than the company’s competitors. The company’s ability to compete successfully will depend, in large part, on its ability to enhance and improve its existing products, to continue to bring innovative products to market in a timely fashion, to adapt the company’s products to the needs and standards of its current and potential customers and to continue to improve operating efficiencies and lower manufacturing costs. Moreover, competitors may develop technologies or products that render the company’s products obsolete or less marketable. If the company’s products, markets and services are not competitive, the company’s business, financial condition and operating results will be materially harmed.

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

To achieve the company’s strategic objectives, the company has pursued and may continue to pursue strategic acquisitions and investments or invest in other companies, businesses or technologies. Acquisitions entail numerous risks, including the following:

•     difficulties in the assimilation of acquired businesses or technologies;

•	inability to operate acquired businesses or utilize acquired technologies profitably;

•	diversion of management’s attention from other business concerns;

•	potential assumption of unknown material liabilities;

•	failure to achieve financial or operating objectives;

•	unanticipated costs relating to acquisitions or to the integration of the acquired businesses;

•	loss of customers, suppliers, or key employees; and

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002.

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

The company’s financial performance is subject to significant fluctuations.

The company’s financial performance is subject to quarterly and annual fluctuations due to a number of factors, including:

•      general economic conditions;

•	the lengthy, unpredictable sales cycle for commercial foodservice equipment, food processing equipment and residential kitchen equipment group;

•      the gain or loss of significant customers;

•      unexpected delays in new product introductions;

•	the level of market acceptance of new or enhanced versions of the company’s products;

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

Because the company has a significant number of workers whose employment is subject to collective bargaining agreements and labor union representation, the company is vulnerable to possible organized work stoppages and similar actions. Unionized employees accounted for approximately 8% of the company’s workforce as of December 28, 2013. The company has union contracts with employees at its facilities in Windsor, California; Algona, Iowa; Elgin, Illinois and Lodi, Wisconsin that extend through December 2016, December 2014, July 2017 and December 2014, respectively. The company also has a union workforce at its manufacturing facility in the Philippines under a contract that extends through June 2015. Approximately 3% of the company's workforce is covered by collective bargaining agreements that expire within one year. Any future strikes, employee slowdowns or similar actions by one or more unions, in connection with labor contract negotiations or otherwise, could have a material adverse effect on the company’s ability to operate the company’s business.

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

Item 1B.      Unresolved Staff Comments

Not applicable.

Item 2.      Properties

The company's principal executive offices are located in Elgin, Illinois. The company operates twenty-four manufacturing facilities in the U.S and eleven manufacturing facilities internationally.

The principal properties of the company used to conduct business operations are listed below:

Location	Principal Function	Square Footage	Owned/ Leased	Lease Expiration
Commercial Foodservice:
Brea, CA	Manufacturing, Warehousing and Offices	74,800	Leased	June 2016
Vacaville, CA	Manufacturing, Warehousing and Offices	39,800	Leased	April 2016
Windsor, CA	Manufacturing, Warehousing and Offices	75,000	Leased	October 2017
Chicago, IL	Manufacturing, Warehousing and Offices	30,800	Leased	March 2014
Elgin, IL	Manufacturing, Warehousing and Offices	207,000	Owned	N/A
Mundelein, IL	Manufacturing, Warehousing and Offices	70,000	Owned	N/A
Menominee, MI	Manufacturing, Warehousing and Offices	60,000	Owned	N/A
St. Louis, MO	Offices	46,900	Leased	August 2017
Bow, NH	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
		57,400	Leased	March 2015
Fuquay-Varina, NC	Manufacturing, Warehousing and Offices	138,900	Owned	N/A
Cookville, TN	Manufacturing, Warehousing and Offices	90,000	Leased	February 2015
Smithville, TN	Manufacturing, Warehousing and Offices	190,000	Owned	N/A
Carrollton, TX	Manufacturing, Warehousing and Offices	132	Leased	August 2022
Burlington, VT	Manufacturing, Warehousing and Offices	135,400	Owned	N/A
		11,100	Leased	September 2014
Shanghai, China	Manufacturing, Warehousing and Offices	74,000	Leased	April 2016
Randers, Denmark	Manufacturing, Warehousing and Offices	79,400	Owned	N/A
Scandicco, Italy	Manufacturing, Warehousing and Offices	41,400	Leased	April 2025
Laguna, the Philippines	Manufacturing, Warehousing and Offices	83,100	Owned	N/A
Lincoln, the United Kingdom	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
Warwickshire, the United Kingdom	Manufacturing, Warehousing and Offices	12,000	Owned	N/A
Wrexham, the United Kingdom	Manufacturing, Warehousing and Offices	68,000	Owned	N/A

Food Processing:
Buford, GA	Manufacturing, Warehousing and Offices	50,000	Leased	December 2014
Chicago, IL	Manufacturing, Warehousing and Offices	64,400	Leased	December 2016
Algona, IA	Manufacturing, Warehousing and Offices	70,100	Owned	N/A
Clayton, NC	Manufacturing, Warehousing and Offices	65,300	Leased	October 2019
Plano, TX	Manufacturing, Warehousing and Offices	133,300	Leased	December 2015
Waynesboro, VA	Manufacturing, Warehousing and Offices	25,600	Owned	N/A
		14,400	Leased	August 2014
Lodi, WI	Manufacturing, Warehousing and Offices	114,600	Owned	N/A
New South Wales, Australia	Manufacturing, Warehousing and Offices	50,500	Leased	September 2015
Mauron, France	Manufacturing, Warehousing and Offices	75,300	Leased	April 2016
Reichenau, Germany	Manufacturing, Warehousing and Offices	57,900	Leased	June 2016
Guadalupe, Mexico	Manufacturing, Warehousing and Offices	117,600	Leased	December 2014

Residential Kitchen:
Greenwood, MS	Manufacturing, Warehousing and Offices *	738,000	Owned	N/A

 * Contains four separate manufacturing facilities.

At various other locations the company leases small amounts of office space for administrative, distribution and sales functions, and in certain instances limited short-term inventory storage. These locations are in Brazil, Canada, China, Czech Republic, India, Italy, Mexico, Spain, the United Kingdom and various locations in the United States.

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

	Closing Share Price
	High	Low
Fiscal 2013
First quarter	$154.74	$125.25
Second quarter	174.62	140.51
Third quarter	220.01	168.29
Fourth quarter	248.54	201.31
Fiscal 2012
First quarter	$103.75	$91.81
Second quarter	104.82	93.48
Third quarter	122.57	94.03
Fourth quarter	134.51	115.61

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

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
September 29 to October 26, 2013	—	$—	—	1,039,204
October 27 to November 23, 2013	—	—	—	1,039,204
November 24 to December 28, 2013	3,660	219.76	3,660	1,035,544
Quarter ended December 28, 2013	3,660	$219.76	3,660	1,035,544

     In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of up to 1,800,000 common shares in open market purchases. During 2013, the company's Board of Directors authorized the purchase of an additional 1,000,000 common shares in open market purchases. As of December 28, 2013, the total number of shares authorized for repurchase under the program is 2,800,000. As of December 28, 2013, 1,764,456 shares had been purchased under the 1998 stock repurchase program.

At December 28, 2013, the company had a total of 4,661,701 shares in treasury amounting to $151.7 million.

Item 6. Selected Financial Data

(amounts in thousands, except per share data)
Fiscal Year Ended(1, 2)

	2013	2012	2011	2010	2009
Income Statement Data:
Net sales	1,428,685	$1,038,174	$855,907	$719,121	$646,629
Cost of sales	878,674	635,185	511,770	432,444	396,001
Gross profit	550,011	402,989	344,137	286,677	250,628
Selling and distribution expenses	155,639	106,129	91,113	75,772	64,239
General and administrative expenses	149,910	108,776	104,314	88,117	74,948
Income from operations	244,462	188,084	148,710	122,788	111,441
Net interest expense and deferred financing amortization, net	15,901	9,238	8,503	8,592	11,594
Other expense (income), net	2,780	4,406	(241)	(40)	121
Earnings before income taxes	225,781	174,440	140,448	114,236	99,726
Provision for income taxes	71,853	53,743	44,975	41,369	38,570
Net earnings	$153,928	$120,697	$95,473	$72,867	$61,156

Net earnings per share:
Basic	$8.27	$6.61	$5.30	$4.09	$3.47
Diluted	$8.21	$6.49	$5.15	$3.97	$3.29

Weighted average number of shares outstanding:
Basic	18,610	18,265	17,998	17,801	17,605
Diluted	18,755	18,594	18,534	18,337	18,575

Balance Sheet Data:
Working capital (3)	$234,349	$170,167	$(182,234)	$79,807	$70,670
Total assets	1,819,206	1,244,280	1,146,512	873,172	816,346
Total debt	571,598	260,070	317,335	214,017	275,641
Stockholders' equity	838,347	650,027	510,969	424,913	342,655

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

(2)	The company has acquired numerous businesses in the periods presented. Please see Footnote 2 in the Notes to Consolidated Financial Statements for further information.

(3)	In 2011, the company's senior secured revolving credit line was classified as a current liability due to the maturity date was within twelve months of the financial statement date.

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

•	the company's ability to protect its trademarks, copyrights and other intellectual property;

•	the impact of competitive products and pricing;

•	the state of the residential construction, housing and home improvement markets;

•	the state of the credit markets, including mortgages, home equity loans and consumer credit;

•	the company's ability to maintain and grow the Viking reputation and brand image;

•	intense competition in the company's business segments including the impact of both new and established global competitors,

•	the timely development and market acceptance of the company's products; and

•	the availability and cost of raw materials.

The company cautions readers to carefully consider the statements set forth in the section entitled "Item 1A Risk Factors" of this filing and discussion of risks included in the company's SEC filings.

NET SALES SUMMARY
(dollars in thousands)

Fiscal Year Ended(1)
	2013		2012		2011
	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:

Commercial Foodservice	$895,494	62.7%	$786,391	75.7%	$723,274	84.5%

Food Processing	301,522	21.1	251,783	24.3	132,633	15.5

Residential Kitchen	231,669	16.2	—	—	—	—

Total	$1,428,685	100.0%	$1,038,174	100.0%	$855,907	100.0%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.5	61.2	59.8
Gross profit	38.5	38.8	40.2
Selling, general and administrative expenses	21.4	20.7	22.8
Income from operations	17.1	18.1	17.4

Interest expense and deferred financing amortization, net	1.1	0.9	1.0
Other expense (income), net	0.2	0.4	—
Earnings before income taxes	15.8	16.8	16.4
Provision for income taxes	5.0	5.2	5.2
Net earnings	10.8%	11.6%	11.2%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Fiscal Year Ended December 28, 2013 as Compared to December 29, 2012

Net sales. Net sales in fiscal 2013 increased by $390.5 million or 37.6% to $1,428.7 million as compared to $1,038.2 million in fiscal 2012. The increase in net sales of $282.5 million, or 27.2%, was attributable to acquisition growth, resulting from the fiscal 2012 acquisitions of Baker, Stewart and Nieco and the fiscal 2013 acquisitions of Viking, Celfrost and Wunder-Bar.  Excluding acquisitions, net sales increased $108.0 million, or 10.4%, from the prior year, reflecting a net sales increase of 11.1% at the Commercial Foodservice Equipment Group and an increase of 8.3% at the Food Processing Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $109.1 million or 13.9% to $895.5 million in fiscal 2013, as compared to $786.4 million in fiscal 2012. Net sales from the acquisitions of Nieco, Celfrost and Wunder-Bar which were acquired on October 31, 2012, October 15, 2013, and December 17, 2013, respectively, accounted for an increase of $22.1 million during fiscal 2013. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $87.0 million, or 11.1%, as compared to the prior year. International sales increased $37.8 million, or 17.1%, to $258.8 million, as compared to $221.0 million in the prior year. This includes the increase of $11.5 million from the recent acquisitions. Excluding acquisitions, the net increase of $26.3 million in international sales reflects strong growth in emerging markets due to expansion of restaurant chains. Domestically, the company also realized a sales increase of $71.3 million, or 12.6%, to $636.7 million, as compared to $565.4 million in the prior year. This includes an increase of $10.6 million from recent acquisitions. This increase in domestic sales includes increased sales with customer initiatives to improve efficiencies in restaurant operations by adopting new cooking and warming technologies and general improvements in market conditions.

•
Net sales of the Food Processing Equipment Group increased by $49.7 million or 19.7% to $301.5 million in fiscal 2013, as compared to $251.8 million in fiscal 2012.  Net sales from the acquisitions of Baker and Stewart which were acquired on March 14, 2012 and September 5, 2012, respectively, accounted for an increase of $28.7 million.  Excluding the impact of acquisitions, net sales of the Food Processing Equipment Group increased $21.0 million, or 8.3%. International sales increased $8.1 million, or 7.6%, to $114.0 million, as compared to $105.9 million in the prior year. This includes an increase of $8.8 million from the recent acquisitions. Domestically, the company realized a sales increase of $41.7 million, or 28.6%, to $187.6 million as compared to $145.9 million in the prior year. This includes an increase of $19.9 million from the recent acquisitions. The increase in sales domestically reflects expansion of food processing operations to support growing global and initiatives to upgrade food processing operations to more efficient and cost effective equipment.

•
Net sales of the Residential Kitchen Equipment Group, which was established on December 31, 2012, were $231.7 million. Net sales included approximately $4.7 million related to non-core business activities, which were discontinued during the year.

Gross profit. Gross profit increased by $147.0 million to $550.0 million in fiscal 2013 from $403.0 million in fiscal 2012. The gross margin rate decreased from 38.8% in 2012 to 38.5% in 2013. The net decrease in the gross margin rate reflects the impact of lower margins at the Residential Kitchen Equipment Group which was established in 2013 with the acquisition of Viking.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $52.2 million, or 16.3%, to $372.5 million in fiscal 2013 as compared to $320.3 million in fiscal 2012. The gross margin rate increased to 41.6% as compared to 40.7% in the prior year. Gross profit from the acquisitions of Nieco, Celfrost and Wunder-Bar accounted for approximately $9.2 million of the increase in gross profit during fiscal 2013. Excluding the recent acquisitions, the gross profit increased by approximately $43.0 million on the higher sales volumes.

•
Gross profit at the Food Processing Equipment Group increased by $15.0 million, or 17.3%, to $101.8 million in fiscal 2013 as compared to $86.8 million in fiscal 2012.  The gross profit margin rate decreased from 34.5% in fiscal 2012 to 33.8% in fiscal 2013. Gross profit from the acquisitions of Baker and Stewart accounted for approximately $6.4 million of the increase. Excluding the recent acquisitions, the gross profit increased by approximately $8.6 million on higher sales volumes.

•
Gross Profit at the Residential Kitchen Equipment Group amounted to $78.6 million at a gross margin rate of 33.9%. The gross margin rate is expected to improve as the company realizes the benefit of ongoing integration initiatives.

Selling, general and administrative expenses. Combined selling, general, and administrative expenses increased by $90.6 million to $305.5 million in fiscal 2013 from $214.9 million in 2012.  As a percentage of net sales, operating expenses amounted to 21.4% in fiscal 2013 and 20.7% in fiscal 2012.

Selling expenses increased $49.5 million to $155.6 million from $106.1 million, reflecting an increase of $43.8 million associated with the recently acquired Baker, Stewart, Nieco, Viking, Celfrost and Wunder-Bar operations. Additionally, expenses increased $4.5 million related to increased wages, commissions and bonuses on higher sales volumes and $1.7 million related to convention and trade show costs.

General and administrative expenses increased $41.1 million to $149.9 million from $108.8 million, reflecting an increase of $24.8 million associated with the recently acquired Baker, Stewart, Nieco, Viking, Celfrost and Wunder-Bar operations including $11.9 million of non-cash intangible amortization expense. Additionally, expenses increased $5.2 million related to wages and incentive compensation and $1.3 million in professional services associated with acquisition related activities. The company also recorded $9.1 million of expenses associated with acquisition integration initiatives associated with Viking.

Income from operations. Income from operations increased $56.4 million to $244.5 million in fiscal 2013 from $188.1 million in fiscal 2012. The increase in operating income resulted from the increase in net sales and gross profit. Operating income as a percentage of net sales decreased to 17.1% in 2013 from 18.1% in 2012.

Income from operations in 2013 included $53.9 million of non-cash expenses, including $13.5 million of depreciation expense, $28.5 million of intangible amortization related to acquisitions and $11.9 million of stock based compensation. This compares to $37.7 million of non-cash expenses in the prior year, including $8.7 million of depreciation expense, $17.0 million of intangible amortization related to acquisitions, and $12.0 million of stock based compensation costs. Operating income excluding these non-cash expenses, amounted to $298.4 million, or 20.9%, of net sales in fiscal 2013 as compared to $225.8 million, or 21.7%, of net sales in 2012.

Non-operating expenses. Non-operating expenses increased $5.1 million to $18.7 million in fiscal 2013 from $13.6 million in fiscal 2012. Net interest expense increased $6.7 million from $9.2 million in fiscal 2012 to $15.9 million in fiscal 2013 due to increased borrowings to fund the Viking acquisition. Other expense was $2.8 million in fiscal 2013 as compared to $4.4 million in fiscal 2012 primarily reflecting foreign exchange losses during the year.

Income taxes. A tax provision of $71.9 million, at an effective rate of 31.8%, was recorded for fiscal 2013 as compared to $53.7 million at an effective rate of 30.8%, in fiscal 2012.  The current year effective tax rate is comprised of a 35.0% U.S. federal tax rate and 0.9% in U.S. state income taxes, 0.7% in other adjustments, net of 2.6% in tax relief for U.S. manufacturers, 1.3% in permanent tax deductions and 0.9% in foreign rate differentials. In comparison to the prior year, the tax provision reflects a higher effective rate on an increase to tax reserves, increased international tax provision resulting from increased earnings in higher rate jurisdictions and a decrease in permanent tax benefits, which increased the effective tax rate by 2.1%, 0.6% and 0.3%, respectively. The effective tax rate reflects a benefit from reduced state tax provisions resulting from increased income in lower rate jurisdictions and increased benefit for U.S. manufacturers of 1.8% and 0.2% respectively.

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

•
Net sales of the Commercial Foodservice Equipment Group increased by $63.1 million or 8.7% to $786.4 million in fiscal 2012, as compared to $723.3 million in fiscal 2011. Net sales from the acquisitions of Beech, Lincat and Nieco, which were acquired on April 12, 2011, May 27, 2011 and October 31, 2012, respectively, accounted for an increase of $26.6 million during fiscal 2012. Excluding the impact of acquisitions, net sales of Commercial Foodservice Equipment increased $36.5 million, or 5.0%, as compared to the prior year. International sales increased $23.1 million, or 11.7%, to $221.0 million, as compared to $197.9 million in the prior year. This includes the increase of $25.4 million from the recent acquisitions, as these companies primarily have international sales. Excluding acquisitions, the net decrease of $2.3 million in international sales reflects increased sales in Asia, Latin America and the Middle East as the company continues to realize strong growth in emerging markets due to expansion of restaurant chains, offset by lower sales in Europe due to economic conditions. Domestically, the company also realized a sales increase of $40.0 million, or 7.6%, to $565.4 million, as compared to $525.4 million in the prior year. This increase in domestic sales includes increased sales with customer initiatives to improve efficiencies in restaurant operations by adopting new cooking and warming technologies and general improvements in market conditions.

•
Net sales of the Food Processing Equipment Group increased by $119.2 million or 89.9% to $251.8 million in fiscal 2012, as compared to $132.6 million in fiscal 2011. Net sales from the acquisition of Danfotech, Maurer, Auto-Bake, Drake, Armor Inox, Baker and Stewart which were acquired on July 5, 2011, July 22, 2011, August 1, 2011, December 2, 2011 and December 21, 2011, March 14, 2012 and September 5, 2012, respectively, accounted for an increase of $93.9 million. Excluding the impact of acquisitions, net sales of Food Processing Equipment increased $25.3 million, or 19.1%. International sales increased $61.0 million, or 135.9%, to $105.9 million as compared to $44.9 million in the prior year. This includes an increase of $46.4 million from the recent acquisitions. Domestically, the company realized a sales increase of $58.2 million, or 66.4%, to $145.9 million as compared to $87.7 million in the prior year. This includes an increase of $47.5 million from the recent acquisitions. The increase in sales, both international and domestic, reflects expansion of food processing operations to support growing global demand and initiatives to upgrade food processing operations to more efficient and cost effective equipment.

Gross profit. Gross profit increased by $58.9 million to $403.0 million in fiscal 2012 from $344.1 million in fiscal 2011. The gross margin rate increased from 40.2% in 2011 to 38.8% in 2012. The net decrease in the gross margin rate reflects the impact of lower margins at certain of the newly acquired companies and the effect of a higher sales mix of sales from the Food Processing Equipment Group at a lower gross margin rate.

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

Selling expenses increased $15.0 million to $106.1 million from $91.1 million, reflecting an increase of $14.4 million associated with the recently acquired Beech, Lincat, Danfotech, Maurer, Auto-Bake, Drake, Armor Inox, Baker, Stewart and Nieco operations and $1.9 million related to increased commissions on higher sales volumes. The increase was offset by a decrease of $1.4 million in trade show and travel expenses.

General and administrative expenses increased $4.5 million to $108.8 million from $104.3 million, reflecting an increase of $14.3 million associated with the recently acquired Beech, Lincat, Danfotech, Maurer, Auto-Bake, Drake, Armor Inox, Baker, Stewart and Nieco acquisitions including $5.7 million of non-cash intangible amortization expense. The increase in general and administrative costs related to acquisitions is offset by decreases of $7.7 million in incentive compensation, $0.8 million in professional fees, $0.6 million in pension costs and $0.5 million in professional services associated with acquisition related activities.

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

Non-operating expenses. Non-operating expenses increased $5.3 million to $13.6 million in fiscal 2012 from $8.3 million in fiscal 2011. Net interest expense increased $0.7 million from $8.5 million in fiscal 2011 to $9.2 million in fiscal 2012 as a result of higher borrowing costs associated with the credit facility entered into during 2012. Other expense was $4.4 million in fiscal 2012 as compared to other income of $0.2 million in fiscal 2011 primarily reflecting foreign exchange losses during the year.

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

Financial Condition and Liquidity

Total cash and cash equivalents increased by $2.5 million to $36.9 million at December 28, 2013 from $34.4 million at December 29, 2012. Net borrowings increased to $571.6 million at December 28, 2013, from $260.1 million at December 29, 2012.

Operating activities. Net cash provided by operating activities before changes in assets and liabilities amounted to $206.0 million as compared to $159.5 million in the prior year. Adjustments to reconcile 2013 net earnings to operating cash flows before changes in assets and liabilities included $13.5 million of depreciation and $29.6 million of amortization, $11.9 million of non-cash stock compensation expense and $3.0 million of deferred tax benefit.

Net cash provided by operating activities after changes in assets and liabilities amounted to $146.2 million as compared to $128.3 million in the prior year.

During fiscal 2013, working capital levels changed due to increased working capital needs. These changes in working capital levels included a $19.8 million increase in inventory, primarily due to increased order rates, investments in inventories in growing international markets, and investments in inventories at Viking in connection with the acquisition and establishment of company owned distribution operations. Accounts receivable increased $17.5 million due to increased sales volumes at the Commercial Foodservice Equipment Group and distribution changes at the Residential Kitchen Equipment Group. Changes in working capital levels also included a $7.8 million increase in prepaid expenses and other assets, a $9.2 million decrease in accounts payable due to the timing of vendor payments and a $5.4 million decrease in accrued expenses and other non-current liabilities.

In connection with the company’s acquisition activities during the year, the company added assets and liabilities from the opening balance sheets of the acquired businesses in its consolidated balance sheets and accordingly these amounts are not reflected in the net change in working capital. During fiscal 2013, the amounts of acquired working capital in the opening balance sheets included $25.7 million of accounts receivable, $47.8 million of inventories, $35.4 million of accounts payable and $36.1 million of accrued liabilities. At December 28, 2013, the balances of the ending combined balance sheets for these acquired business units amounted to $37.3 million of accounts receivable, $54.8 million of inventories, $27.9 million of accounts payable and $25.7 million of accrued liabilities.

Investing activities. During 2013, net cash used for investing activities amounted to $474.2 million. This included $461.9 million of 2013 acquisition related investments, which included $361.7 million, $14.9 million, $11.2 million and $74.1 million in connection with the acquisitions of Viking, Distributors, Celfrost and Wunder-Bar, respectively. Additional investing activities included $14.6 million of additions and upgrades of production equipment, manufacturing facilities and training equipment.

Financing activities. Net cash flows used in financing activities amounted to $330.2 million in 2013.   The company borrowed $312.1 million under its $1.0 billion revolving credit facility to fund investing activities during the year, including the acquisitions of Viking, Celfrost and Wunder-Bar.
The company used $4.4 million to repurchase 26,386 shares of its common stock that were surrendered to the company by employees in lieu of cash for payment for withholding taxes related to restricted stock vestings and stock option exercises that occurred during the fiscal 2013.
The company realized a $19.3 million cash benefit related to excess tax deductions associated with the exercise of vested stock options during the year. Additionally, the company received cash from employees in the amount of $3.8 million associated with the stock option excercises.

At December 28, 2013, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowings from current lenders will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

Contractual Obligations

The company's contractual cash payment obligations are set forth below (dollars in thousands):

	Amounts Due Sellers From Acquisition	Debt	Estimated Interest on Debt	Operating Leases	Total Contractual Cash Obligations
Less than 1 year	$8,628	$1,408	$13,494	$11,953	$35,483
1-3 years	1,435	542	23,227	15,029	40,233
4-5 years	—	568,859	8,960	6,061	583,880
After 5 years	—	789	96	5,243	6,128

	$10,063	$571,598	$45,777	$38,286	$665,724

The company has obligations to make $10.1 million of contingent purchase price payments to the sellers of Stewart, Nieco, Spooner Vicars and Celfrost that were deferred in conjunction with the acquisitions.

As of December 28, 2013, the company had $568.6 million outstanding under its revolving credit line as part of its senior credit agreement. The average interest rate on this debt amounted to 1.85% at December 28, 2013. This facility matures on August 7, 2017. As of December 28, 2013, the company also has $2.7 million of debt outstanding under various foreign credit facilities. The estimated interest payments reflected in the table above assume that the level of debt and average interest rate on the company’s revolving credit line under its senior credit agreement does not change until the facility reaches maturity in August 2017. The estimated payments also assume that relative to the company’s foreign borrowings: all scheduled term loan payments are made; the level of borrowings does not change; and the average interest rates remain at their December 28, 2013 rates. Also reflected in the table above is $1.8 million of payments to be made related to the company’s interest rate swap agreements in 2014.

As indicated in Note 10 to the consolidated financial statements, the company’s projected benefit obligation under its defined benefit plans exceeded the plans’ assets by $15.0 million at the end of 2013 as compared to $20.2 million at the end of 2012.  The unfunded benefit obligations were comprised of a $0.4 million underfunding of the company's union plan, $5.2 million underfunding of the company’s Smithville plan, which was acquired as part of the Star acquisition, $0.6 million underfunding of the company’s Wrexham plan, which was acquired as part of the Lincat acquisition, and $8.8 million underfunding of the company's director plans.  The company made minimum contributions required by the Employee Retirement Income Security Act of 1974 (“ERISA”) of $0.6 million in 2013 and 2012, to the company’s Smithville plan and $0.1 million and $0.3 million in 2013 and 2012, respectively, to the company's union plan.  The company expects to continue to make minimum contributions to the Smithville plan as required by ERISA, of $0.9 million in 2014.  The company expects to contribute $0.5 million to the Wrexham plan in 2014.

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

Related Party Transactions

From December 30, 2012 through the date hereof, there were no transactions between the company, its directors and executive officers that are required to be disclosed pursuant to Item 404 of Regulation S-K, promulgated under the Securities and Exchange Act of 1934, as amended.

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

Revenue Recognition. At the Commercial Foodservice Equipment Group and the Residential Kitchen Equipment Group, the company recognizes revenue on the sale of its products where title transfers and when risk of loss has passed to the customer, which occurs at the time of shipment, and collectibility is reasonably assured. The sale prices of the products sold are fixed and determinable at the time of shipment. Sales are reported net of sales returns, sales incentives and cash discounts based on prior experience and other quantitative and qualitative factors.

At the Food Processing Equipment Group, the company enters into long-term sales contracts for certain products that are often significant relative to the business. Revenue under these long-term sales contracts is recognized using the percentage of completion method defined within ASC 605-35 “Construction-Type and Production-Type Contracts” due to the length of time to fully manufacture and assemble the equipment. The company measures revenue recognized based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. Because estimated labor hours to complete a project are based upon forecasts using the best available information, the actual hours may differ from original estimates. The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the company's financial statements and most accurately measures the matching of revenues with expenses. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements. Revenue for sales of products and services not covered by long-term sales contracts are when recognized risk of loss has passed to the customer, which occurs at the time of shipment, and collectibility is reasonably assured. The sale prices of the products sold are fixed and determinable at the time of shipment. Sales are reported net of sales returns, sales incentives and cash discounts based on prior experience and other quantitative and qualitative factors.

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

Item 7A.          Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company's debt obligations:

Variable Rate Debt

2014	$1,408
2015	412
2016	130
2017	568,730
2018 and thereafter	918
$571,598

On August 7, 2012, the company entered into a senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of December 28, 2013, the company had $568.6 million of borrowings outstanding under this facility. The company also has $12.8 million in outstanding letters of credit as of December 28, 2013, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $418.6 million at December 28, 2013.

At December 28, 2013, borrowings under the senior secured credit facility were assessed at an interest rate at 1.50% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At December 28, 2013, the average interest rate on the senior debt amounted to 1.85%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio, is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of December 28, 2013.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  These facilities included a revolving credit facility and term loan. At December 28, 2013, these facilities amounted to $1.6 million in U.S. dollars, including $0.2 million outstanding under a revolving credit facility and $1.4 million under a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 2.70% on December 28, 2013. The term loan matures in 2022 and the interest rate is assessed at 4.55%.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l. in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  At December 28, 2013, these facilities amounted to $0.5 million in U.S. dollars.  The interest rate on the credit facilities is tied to three-month Euro LIBOR. At December 28, 2013, the average interest rate on these facilities was approximately 3.91%. The facilities are secured by outstanding accounts receivable collectible within six months.

In October 2013, the company completed its acquisition of substantially all of the assets of Celfrost Innovations Pvt. Ltd. in India.  At the time of the acquisition a local credit facility was established to fund local working capital needs denominated in Indian Rupee. At December 28, 2013, the facility amounted to $0.5 million in U.S. dollars. At December 28, 2013, borrowings under the facility were assessed at an interest rate at 1.25% above the Reserve Bank of India's base rate for long-term borrowings. At December 28, 2013, the average interest rate on this facility was approximately 11.00%.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of December 28, 2013, the company had the following interest rate swaps in effect.

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date
$25,000,000	1.610%	2/23/2011	2/24/2014
25,000,000	2.520%	2/23/2011	2/23/2016
25,000,000	0.975%	7/18/2011	7/18/2014
15,000,000	1.185%	9/12/2011	9/12/2016
15,000,000	0.620%	9/12/2011	9/11/2014
10,000,000	0.498%	2/11/2013	7/11/2015
15,000,000	0.458%	2/11/2013	10/11/2015
25,000,000	0.635%	2/11/2013	8/11/2016
25,000,000	0.789%	2/11/2013	3/11/2017
25,000,000	0.803%	2/11/2013	5/11/2017
35,000,000	0.880%	2/11/2013	7/11/2017
10,000,000	1.480%	9/11/2013	7/11/2017

The senior revolving facility matures on August 7, 2017, and accordingly has been classified as a long-term liability on the consolidated balance sheet.

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; and enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the Company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under the terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The potential loss on fair value for the company's debt obligations from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows. At December 28, 2013, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of December 28, 2013, the fair value of these instruments was a liability of $1.5 million. The change in fair value of these swap agreements in fiscal 2013 was a gain of $0.8 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.

Foreign Exchange Derivative Financial Instruments

The company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Middleby Corporation and Subsidiaries

We have audited the Middleby Corporation and subsidiaries internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Middleby Corporation and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As indicated in the Company's accompanying “Management's Report on Internal Control over Financial Reporting”, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of fiscal 2013 acquisitions of Viking Range Corporation, and Viking distributors, Celfrost Innovations Pvt. Ltd. and Automatic Bar Controls, Inc which are included in the 2013 consolidated financial statements of the Middleby Corporation and subsidiaries and constituted 30.1% of total assets and 1.3% of net assets, respectively, as of December 28, 2013 and 16.4% of net sales and 6.9% of net earnings, respectively, for the year then ended.  Our audit of internal control over financial reporting of the Middleby Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of Viking Range Corporation, and Viking distributors, Celfrost Innovations Pvt. Ltd. and Automatic Bar Controls, Inc.

In our opinion, the Middleby Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Middleby Corporation and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended December 28, 2013 of the Middleby Corporation and subsidiaries and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Middleby Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of the Middleby Corporation and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 28, 2013. Our audits also includes the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements and schedule of the Middleby Corporation and subsidiaries for the period ended December 31, 2011 were audited by other auditors whose report dated March 12, 2012 expressed an unqualified opinion on those statements and schedule.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Middleby Corporation and subsidiaries at December 28, 2013 and December 29, 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Middleby Corporation and subsidiaries internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Middleby Corporation
Elgin, Illinois

We have audited the accompanying consolidated statements of earnings, comprehensive income, changes in stockholders' equity, and cash flows of The Middleby Corporation and subsidiaries (the "Company") for the year ended December 31, 2011. Our audit also included the financial statement schedule listed in the Index at Item 8 for the fiscal year ended December 31, 2011. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of The Middleby Corporation and subsidiaries for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Chicago, Illinois
March 12, 2012

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 28, 2013 AND DECEMBER 29, 2012
(amounts in thousands, except share data)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$36,894	$34,366
Accounts receivable, net	205,264	162,230
Inventories, net	220,116	153,490
Prepaid expenses and other	32,322	19,151
Prepaid taxes	801	—
Current deferred taxes	50,337	43,365
Total current assets	545,734	412,602
Property, plant and equipment, net	125,457	63,886
Goodwill	687,955	526,011
Other intangibles, net	447,944	233,341
Long-term deferred tax assets	1,641	—
Other assets	10,475	8,440
Total assets	$1,819,206	$1,244,280

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$1,408	$1,850
Accounts payable	96,518	69,653
Accrued expenses	213,459	170,932
Total current liabilities	311,385	242,435
Long-term debt	570,190	258,220
Long-term deferred tax liability	61,433	44,838
Other non-current liabilities	37,851	48,760
Stockholders' equity:
Preferred stock, $0.01 par value; none issued	—	—
Common stock, $0.01 par value, 23,786,203 and 23,438,287 shares issued in 2013 and 2012, respectively	144	141
Paid-in capital	268,229	233,213
Treasury stock at cost; 4,661,701 and 4,635,315 shares in 2013 and 2012, respectively	(151,743)	(147,352)
Retained earnings	730,352	576,424
Accumulated other comprehensive loss	(8,635)	(12,399)

Total stockholders' equity	838,347	650,027

Total liabilities and stockholders' equity	$1,819,206	$1,244,280

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2013, DECEMBER 29, 2012
AND DECEMBER 31, 2011
(amounts in thousands, except per share data)

	2013	2012	2011
Net sales	$1,428,685	$1,038,174	$855,907
Cost of sales	878,674	635,185	511,770
Gross profit	550,011	402,989	344,137
Selling and distribution expenses	155,639	106,129	91,113
General and administrative expenses	149,910	108,776	104,314
Income from operations	244,462	188,084	148,710
Interest expense and deferred financing amortization, net	15,901	9,238	8,503
Other expense (income), net	2,780	4,406	(241)
Earnings before income taxes	225,781	174,440	140,448
Provision for income taxes	71,853	53,743	44,975
Net earnings	$153,928	$120,697	$95,473

Net earnings per share:
Basic	$8.27	$6.61	$5.30
Diluted	$8.21	$6.49	$5.15

Weighted average number of shares
Basic	18,610	18,265	17,998
Dilutive common stock equivalents	145	329	536
Diluted	18,755	18,594	18,534

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2013, DECEMBER 29, 2012
AND DECEMBER 31, 2011
(amounts in thousands)

	2013	2012	2011

Net earnings	$153,928	$120,697	$95,473

Other comprehensive income:
Foreign currency translation adjustments	(530)	5,873	(10,769)
Pension liability adjustment, net of tax of $3,302	3,477	2,018	(5,145)
Unrealized gain on interest rate swaps, net of tax $545	817	244	(586)
Comprehensive income	$157,692	$128,832	$78,973

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2013, DECEMBER 29, 2012
AND DECEMBER 31, 2011
(amounts in thousands)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, January 1, 2011	$137	$179,575	$(111,019)	$360,254	$(4,034)	$424,913
Net earnings	—	—	—	95,473	—	95,473
Currency translation adjustments	—	—	—	—	(10,769)	(10,769)
Change in unrecognized pension benefit costs, net of tax of $3,200	—	—	—	—	(5,145)	(5,145)
Unrealized loss on interest rate swap, net of tax of $437	—	—	—	—	(586)	(586)
Exercise of stock options	—	224	—	—	—	224
Stock compensation	—	18,133	—	—	—	18,133
Tax benefit on stock compensation	—	4,389	—	—	—	4,389
Purchase of treasury stock	—	—	(15,663)	—	—	(15,663)
Balance, December 31, 2011	$137	$202,321	$(126,682)	$455,727	$(20,534)	$510,969
Net earnings	—	—	—	120,697	—	120,697
Currency translation adjustments	—	—	—	—	5,873	5,873
Change in unrecognized pension benefit costs, net of tax of $(137)	—	—	—	—	2,018	2,018
Unrealized gain on interest rate swap, net of tax of $(149)	—	—	—	—	244	244
Exercise of stock options	4	2,800	—	—	—	2,804
Stock compensation	—	11,984	—	—	—	11,984
Tax benefit on stock compensation	—	16,108	—	—	—	16,108
Purchase of treasury stock	—	—	(20,670)	—	—	(20,670)
Balance, December 29, 2012	$141	$233,213	$(147,352)	$576,424	$(12,399)	$650,027
Net earnings	—	—	—	153,928	—	153,928
Currency translation adjustments	—	—	—	—	(530)	(530)
Change in unrecognized pension benefit costs, net of tax of $3,302	—	—	—	—	3,477	3,477
Unrealized gain on interest rate swap, net of tax of $545	—	—	—	—	817	817
Exercise of stock options	3	3,839	—	—	—	3,842
Stock compensation	—	11,862	—	—	—	11,862
Tax benefit on stock compensation	—	19,315	—	—	—	19,315
Purchase of treasury stock	—	—	(4,391)	—	—	(4,391)
Balance, December 28, 2013	$144	$268,229	$(151,743)	$730,352	$(8,635)	$838,347

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2013, DECEMBER 29, 2012
AND DECEMBER 31, 2011
(amounts in thousands)

	2013	2012	2011
Cash flows from operating activities—
Net earnings	$153,928	$120,697	$95,473
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	43,164	26,903	19,708
Non-cash share-based compensation	11,862	11,984	18,133
Deferred taxes	(2,975)	(83)	5,421
Unrealized (gain)/loss on derivative financial instruments	(20)	25	4
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(17,524)	(3,880)	(18,990)
Inventories, net	(19,819)	(19,026)	(2,287)
Prepaid expenses and other assets	(7,768)	(7,198)	2,455
Accounts payable	(9,248)	2,684	(2,581)
Accrued expenses and other liabilities	(5,442)	(3,760)	13,057
Net cash provided by operating activities	146,158	128,346	130,393
Cash flows from investing activities—
Additions to property and equipment	(14,640)	(7,652)	(7,840)
Sale of asset	7,000	—	—
Purchase of trade name	(5,000)	—	—
Acquisition of Giga	—	—	(1,603)
Acquisition of Cooktek	(817)	(335)	(86)
Acquisition of Cozzini, net of cash acquired	—	—	(2,000)
Acquisition of Beech, net of cash acquired	—	—	(12,959)
Acquisition of Lincat, net of cash acquired	—	—	(82,130)
Acquisition of Danfotech, net of cash acquired	—	361	(6,111)
Acquisition of Maurer	—	—	(3,264)
Acquisition of Auto-Bake, net of cash acquired	—	—	(22,524)
Acquisition of Drake, net of cash acquired	—	(403)	(21,735)
Acquisition of Armor Inox, net of cash acquired	—	—	(28,658)
Acquisition of Baker	—	(10,250)	—
Acquisition of Stewart, net of cash acquired	1,303	(27,756)	—
Acquisition of Nieco, net of cash acquired	—	(23,860)	—
Acquisition of Viking, net of cash acquired	(361,731)	—	—
Acquisition of Distributors	(14,916)	—	—
Acquisition of Celfrost	(11,246)	—	—
Acquisition of Wunder-Bar, net of cash acquired	(74,143)	—	—
Net cash (used in) investing activities	(474,190)	(69,895)	(188,910)
Cash flows from financing activities—
Net proceeds under current revolving credit facilities	312,100	256,500	—
Net (repayments) proceeds under previous revolving credit facilities	—	(309,400)	102,150
Net (repayments) proceeds under foreign bank loan	(632)	(4,771)	862
Net (repayments) proceeds under other debt arrangement	(32)	350	—
Repurchase of treasury stock	(4,391)	(20,670)	(15,663)
Debt issuance costs	—	(5,862)	(373)
Excess tax benefit related to share-based compensation	19,315	16,108	4,389

Net proceeds from stock issuances	3,842	2,804	224
Net cash provided by (used in) financing activities	330,202	(64,941)	91,589

Effect of exchange rates on cash and cash equivalents	358	640	(512)
Changes in cash and cash equivalents—
Net increase (decrease) in cash and cash equivalents	2,528	(5,850)	32,560
Cash and cash equivalents at beginning of year	34,366	40,216	7,656

Cash and cash equivalents at end of year	$36,894	$34,366	$40,216

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2013, DECEMBER 29, 2012
AND DECEMBER 31, 2011

(1)	NATURE OF OPERATIONS

The Middleby Corporation (the "company") is engaged in the design, manufacture and sale of commercial foodservice, food processing equipment and residential kitchen equipment. The company manufactures and assembles this equipment at twenty-four U.S. production facilities and eleven international production facilities and manufacturing facilities. The company operates in three business segments: 1) the Commercial Foodservice Equipment Group 2) the Food Processing Equipment Group and 3) the Residential Kitchen Equipment Group.

The Commercial Foodservice Equipment Group has a broad portfolio of cooking and warming equipment, which enables it to serve virtually any cooking or warming application within a commercial kitchen or foodservice operation. This cooking and warming equipment is used across all types of foodservice operations, including quick-service restaurants, full-service restaurants, convenience stores, retail outlets, hotels and other institutions. The products offered by this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, warming equipment, heated cabinets, charbroliers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, professional refrigerators, coldrooms, ice machines, freezers and beverage dispensing equipment.

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

The Residential Kitchen Equipment Group has a broad portfolio of innovative and professional-style residential kitchen equipment. The products offered by this group include ranges, ovens, refrigerators, dishwashers, microwaves, cooktops, warming equipment, ventilation equipment, ice machines and outdoor equipment.

(2) ACQUISITIONS AND PURCHASE ACCOUNTING

The company operates in a highly fragmented industry and has completed numerous acquisitions over the past several years as a component of its growth strategy. The company has acquired industry leading brands and technologies to position itself as a leader in the commercial foodservice equipment, food processing equipment and residential kitchen equipment industries.

The company has accounted for all business combinations using the acquisition method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the financial statements. The results of operations are reflected in the consolidated financial statements of the company from the dates of acquisition.

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

Stewart
On September 5, 2012, the company completed its acquisition of certain assets of Stewart Systems Global, LLC ("Stewart"), a manufacturer of automated proofing and oven baking systems for the food processing industry, for a purchase price of approximately $27.8 million. An additional payment is also payable upon the achievement of certain financial targets. During the second quarter of 2013, the company finalized the working capital provision provided by the purchase agreement resulting in a refund from the seller of $1.3 million. Subsequent to the acquisition of Stewart, the company purchased intangible assets from a third party company previously associated with Stewart. These assets consist of the trade name, Spooner Vicars, and have been allocated to Stewart.
The final allocation of cash paid for the Stewart acquisition is summarized as follows (in thousands)

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

Nieco
On October 31, 2012, the company completed its acquisition of all of the capital stock of Nieco Corporation, ("Nieco"), a leading manufacturer of automated broilers for the commercial foodservice industry, for a purchase price of approximately $23.9 million, net of cash acquired. An additional payment is also payable upon the achievement of certain financial targets. During the second quarter of 2013, the company finalized the working capital provision provided by the purchase agreement resulting in no adjustment to the original purchase price.
The final allocation of cash paid for the Nieco acquisition is summarized as follows (in thousands):

	(as initially reported) Oct 31, 2012	Measurement Period Adjustments	(as adjusted) Oct 31, 2012
Cash	$140	$—	$140
Current assets	4,011	—	4,011
Property, plant and equipment	268	—	268
Goodwill	18,855	(3,473)	15,382
Other intangibles	5,620	4,060	9,680
Current liabilities	(1,836)	—	(1,836)
Other non-current liabilities	(3,058)	(587)	(3,645)

Consideration paid at closing	$24,000	$—	$24,000

Contingent consideration	3,058	587	3,645

Net assets acquired and liabilities assumed	$27,058	$587	$27,645
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
The Nieco purchase agreement includes an earnout provision providing for a contingent payment due the sellers to the extent certain financial targets are exceeded. This earnout is payable within the first quarter of 2015, respectively, if Nieco exceeds certain sales and earnings targets for fiscal 2013 and 2014. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $3.6 million.

Viking
On December 31, 2012 (subsequent to the 2012 fiscal year end), the company completed its acquisition of all of the capital stock of Viking Range Corporation ("Viking"), a leading manufacturer of kitchen equipment for the residential market, for a purchase price of approximately $361.7 million, net of cash acquired. During the third quarter of 2013, the company finalized the working capital provision provided by the purchase agreement resulting in a return from the seller of $11.2 million.
The final allocation of cash paid for the Viking acquisition is summarized as follows (in thousands):

	(as initially reported) Dec 31, 2012	Measurement Period Adjustments	(as adjusted) Dec 31, 2012
Cash	$6,900	$(121)	$6,779
Current assets	40,794	(2,385)	38,409
Property, plant and equipment	76,693	(20,446)	56,247
Goodwill	144,833	(32,752)	112,081
Other intangibles	152,500	44,500	197,000
Other assets	12,604	865	13,469
Current liabilities	(52,202)	(886)	(53,088)
Other non-current liabilities	(2,386)	(1)	(2,387)

Net assets acquired and liabilities assumed	$379,736	$(11,226)	$368,510
The goodwill and $151.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $44.0 million allocated to customer relationships and $2.0 million allocated to backlog which are being amortized over periods of 6 years and 3 months, respectively. Goodwill and other intangibles of Viking are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes. Certain acquired assets in other assets were classified as held for sale at the date of acquisition and were sold during the second quarter of 2013.
Results of Operations
The following unaudited results of operations for the twelve months ended December 28, 2013 and December 29, 2012, reflect the operations of Viking on a stand-alone basis (in thousands):

	Twelve Months Ended
	Dec 28, 2013	Dec 29, 2012
Net sales	$233,106	$205,398
Income (loss) from operations	$11,084	$(44,998)

Distributors
Subsequent to the acquisition of Viking, the company, through Viking, purchased certain assets of four of Viking's former distributors ("Distributors"). The aggregate purchase price of these transactions as of June 29, 2013 was approximately $23.6 million. This included $8.7 million in forgiveness of liabilities owed to Viking resulting from pre-existing relationships with Viking.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition dates to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Jun 29, 2013	Preliminary Measurement Period Adjustments	(as adjusted) Jun 29, 2013
Current assets	$21,390	$(1,972)	$19,418
Property, plant and equipment	1,318	—	1,318
Goodwill	1,709	1,972	3,681
Current liabilities	(804)	—	(804)

Net assets acquired and liabilities assumed	$23,613	$—	$23,613

Forgiveness of liabilities owed to Viking	(8,697)	—	(8,697)

Consideration paid at closing	$14,916	$—	$14,916

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

Celfrost

On October 15, 2013, the company completed its acquisition of substantially all of the assets of Celfrost Innovations Pvt. Ltd. ("Celfrost"), a preferred commercial foodservice equipment supplier in India with a broad line of cold side products such as professional refrigerators, coldrooms, ice machines and freezers marketed under the Celfrost brand for a purchase price of approximately $11.2 million. Celfrost is a leading supplier of equipment to many of the fast growing restaurant chains and hotel groups. Additional deferred payments totaling $1.1 million are also due to the seller in equal installments on the first, second and third anniversary of the acquisition.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) Oct 15, 2013
Current assets	$5,638
Property, plant and equipment	182
Goodwill	5,943
Other intangibles	4,333
Other assets	4
Current liabilities	(3,979)
Other non-current liabilities	(875)

Consideration paid at closing	$11,246

Deferred payments	1,067

Net assets acquired and liabilities assumed	$12,313
The goodwill and $2.3 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $1.9 million allocated to customer relationships and $0.1 million allocated to backlog which are being amortized over periods of 7 years and 3 months, respectively. Goodwill and other intangibles of Celfrost are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
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

Wunder-Bar

On December 17, 2013, the company completed its acquisition of all of the capital stock of Automatic Bar Controls, Inc. ("Wunder-Bar") a leading manufacturer of beverage dispensing systems for the commercial foodservice industry, for a purchase price of approximately $74.1 million, net of cash acquired.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) Dec 17, 2013
Cash	$857
Deferred tax asset	50
Current assets	13,127
Property, plant and equipment	1,735
Goodwill	45,056
Other intangibles	30,000
Current liabilities	(5,013)
Long-term tax liabilities	(10,811)
Other non-current liabilities	(1)

Net assets acquired and liabilities assumed	$75,000

The net long term deferred tax liability is comprised of $11.1 million related book basis in excess of tax basis related to identifiable intangible assets net of $0.3 million arising from the difference between the book and tax basis of tangible assets and liability accounts.

The goodwill and $12.5 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $17.5 million allocated to customer relationships which is to be amortized over a period of 9 years. Goodwill and other intangibles of Wunder-Bar are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

Pro forma financial information

In accordance with ASC 805 “Business Combinations”, the following unaudited pro forma results of operations for the years ended December 28, 2013 and December 29, 2012, assumes the 2013 acquisitions of Viking, Celfrost and Wunder-Bar and the 2012 acquisitions of Baker, Stewart and Nieco were completed on January 1, 2012.  The following pro forma results include adjustments to reflect additional interest expense to fund the acquisition, amortization of intangibles associated with the acquisition, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	December 28, 2013	December 29, 2012
Net sales	$1,476,187	$1,363,009
Net earnings	155,044	92,239

Net earnings per share:
Basic	8.33	5.05
Diluted	8.27	4.96

The supplemental pro forma financial information presented above has been prepared for comparative purposes and is not necessarily indicative of either the results of operations that would have occurred had the acquisitions of these companies been effective on January 1, 2012 nor are they indicative of any future results.  Also, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate Baker, Stewart, Nieco, Viking, Celfrost and Wunderbar.

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

The company's fiscal year ends on the Saturday nearest December 31. Fiscal years 2013, 2012, and 2011 ended on December 28, 2013, December 29, 2012 and December 31, 2011, respectively, and each included 52 weeks.

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

Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $7.0 million and $6.4 million at December 28, 2013 and December 29, 2012, respectively. At December 28, 2013, all accounts receivable are expected to be collected within one year.

(d) Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventories at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $22.3 million in 2013 and $22.2 million in 2012 and represented approximately 10% and 14% of the total inventory in each respective year. The amount of LIFO reserve at December 28, 2013 and December 29, 2012 was not material. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at December 28, 2013 and December 29, 2012 are as follows:

	2013	2012
	(dollars in thousands)
Raw materials and parts	$110,310	$87,184
Work in process	20,448	18,957
Finished goods	89,358	47,349
	$220,116	$153,490

(e)	Property, Plant and Equipment

Property, plant and equipment are carried at cost as follows:

	2013	2012
	(dollars in thousands)
Land	$10,289	$8,402
Building and improvements	80,051	48,164
Furniture and fixtures	23,476	13,644
Machinery and equipment	84,970	57,650
	198,786	127,860
Less accumulated depreciation	(73,329)	(63,974)
	$125,457	$63,886

Property, plant and equipment are depreciated or amortized on a straight-line basis over their useful lives based on management's estimates of the period over which the assets will be utilized to benefit the operations of the company. The useful lives are estimated based on historical experience with similar assets, taking into account anticipated technological or other changes.  The company periodically reviews these lives relative to physical factors, economic factors and industry trends. If there are changes in the planned use of property and equipment or if technological changes were to occur more rapidly than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization expense in future periods.

Following is a summary of the estimated useful lives:

Description	Life
Building and improvements	20 to 40 years
Furniture and fixtures	3 to 7 years
Machinery and equipment	3 to 10 years

Depreciation expense amounted to $13.5 million, $8.7 million and $6.9 million in fiscal 2013, 2012 and 2011, respectively.

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

Goodwill is allocated to the business segments as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 31, 2011	$375,352	$102,460	$—	$477,812

Goodwill acquired during the year	18,855	22,968	—	41,823
Measurement period adjustments to goodwill acquired in prior year	528	2,381	—	2,909
Exchange effect	2,511	956	—	3,467

Balance as of December 29, 2012	$397,246	$128,765	$—	$526,011

Goodwill acquired during the year	50,999	—	115,762	166,761
Measurement period adjustments to goodwill acquired in prior year	(3,473)	56	—	(3,417)
Exchange effect	(451)	(949)	—	(1,400)

Balance as of December 28, 2013	$444,321	$127,872	$115,762	$687,955

The company has not recognized any goodwill impairments and therefore no accumulated impairment loss.

Intangible assets consist of the following (in thousands):

	December 28, 2013			December 29, 2012
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	5.1	$144,298	$(61,506)	3.3	$76,763	$(40,349)
Backlog	0.0	10,851	(10,851)	1.0	8,751	(6,713)
Developed technology	3.9	17,888	(14,993)	3.3	17,876	(11,975)
		$173,037	$(87,350)		$103,390	$(59,037)
Indefinite-lived assets:
Trademarks and tradenames		$362,257			$188,988

The aggregate intangible amortization expense was $28.5 million, $17.0 million and $12.2 million in 2013, 2012 and 2011, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

2014	$23,421
2015	18,035
2016	14,989
2017	10,941
2018	9,932
Thereafter	8,369
$85,687

(g)	Accrued Expenses

Accrued expenses consist of the following at December 28, 2013 and December 29, 2012, respectively:

	2013	2012
	(dollars in thousands)
Accrued payroll and related expenses	$56,544	$42,960
Advanced customer deposits	31,276	37,392
Accrued customer rebates	26,947	23,901
Accrued warranty	23,306	17,593
Accrued product liability and workers compensation	15,355	13,290
Accrued agent commission	9,767	9,531
Contingent consideration	8,628	3,563
Accrued professional services	7,441	8,346
Accrued sales and other tax	5,762	4,560
Other accrued expenses	28,433	9,796

	$213,459	$170,932

(h)	Litigation Matters

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

(i)	Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss) as reported in the consolidated balance sheets:

	2013	2012
	(dollars in thousands)
Unrecognized pension benefit costs, net of tax	$(2,120)	$(5,597)
Unrealized loss on interest rate swap, net of tax	(630)	(1,447)
Currency translation adjustments	(5,885)	(5,355)

	$(8,635)	$(12,399)

(j)	Fair Value Measures

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
Level 3 – Unobservable inputs based on our own assumptions

The company’s financial assets and liabilities that are measured at fair value are categorized using the fair value hierarchy at December 28, 2013 and December 29, 2012 are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of December 28, 2013

Financial Assets:
Pension Plans	$27,875	$621	—	$28,496

Financial Liabilities:
Interest rate swaps	—	$1,471	—	$1,471
Contingent consideration	—		$10,063	$10,063

As of December 29, 2012

Financial Assets:
Pension Plans	$24,346	$935	—	$25,281

Financial Liabilities:
Interest rate swaps	—	$2,853	—	$2,853
Contingent consideration	—	—	$8,609	$8,609

The contingent consideration as of December 28, 2013 relates to the earnout provisions recorded in conjunction with the acquisitions of Stewart, Nieco, Spooner Vicars and Celfrost.

The contingent consideration as of December 29, 2012 relates to the earnout provisions recorded in conjunction with the acquisitions of Cooktek and Danfotech, Stewart and Nieco.

The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings, as defined in the respective purchase agreements. On a quarterly basis the company assesses the projected results for each of the acquisitions in comparison to the earnout targets and adjusts the liability accordingly.

(k)	Foreign Currency

Foreign currency transactions are accounted for in accordance with ASC 830 “Foreign Currency Translation”. The income statements of the company’s foreign operations are translated at the monthly average rates. Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur. These transactions amounted to a loss of $3.1 million and $3.7 million in 2013 and 2012, and a gain of $0.2 million in 2011 and are included in other expense on the statements of earnings.

(l)	Revenue Recognition

At the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group, the company recognizes revenue on the sale of its products where title transfers and when risk of loss has passed to the customer, which occurs at the time of shipment, and collectability is reasonably assured. The sale prices of the products sold are fixed and determinable at the time of shipment. Sales are reported net of sales returns, sales incentives and cash discounts based on prior experience and other quantitative and qualitative factors.

At the Food Processing Equipment Group, the company enters into long-term sales contracts for certain products. Revenue under these long-term sales contracts is recognized using the percentage of completion method defined within ASC 605-35 “Construction-Type and Production-Type Contracts” due to the length of time to fully manufacture and assemble the equipment. The company measures revenue recognized based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. Because estimated labor hours to complete a project are based upon forecasts using the best available information, the actual hours may differ from original estimates. Under ASC 605, the company records the asset for revenue recognized but not yet billed on contracts accounted for under the percentage of completion method in Prepaid Expenses and Other on the consolidated balance sheets. For 2013 and 2012, the amount of this asset was $17.2 million and $8.2 million, respectively. The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the company's financial statements and most accurately measures the matching of revenues with expenses. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements.

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

A rollforward of the warranty reserve for the fiscal years 2013 and 2012 are as follows:

	2013	2012
	(dollars in thousands)
Beginning balance	$17,593	$13,842
Warranty reserve related to acquisitions	9,617	819
Warranty expense	36,360	28,789
Warranty claims	(40,264)	(25,857)
Ending balance	$23,306	$17,593

(o)	Research and Development Costs

Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $21.4 million, $14.1 million, and $10.4 million in fiscal 2013, 2012 and 2011, respectively.

(p)    Non-Cash Share-Based Compensation

The company estimates the fair value of restricted share grants and stock options at the time of grant and recognizes compensation costs over the vesting period of the awards and options. Non-cash share-based compensation expense of $11.9 million, $12.0 million and $18.1 million was recognized for fiscal 2013, 2012 and 2011, respectively, associated with restricted share grants. The company recorded a related tax benefit of $4.4 million, $4.6 million and $7.1 million in fiscal 2013, 2012 and 2011, respectively.

As of December 28, 2013, there was $0.5 million of total unrecognized compensation cost related to nonvested restricted share grant compensation arrangements, which will be recognized over a weighted average life of 1.5 years.

Share grant awards not subject to market conditions for vesting are valued at the closing share price of the company’s stock as of the date of the grant. There were no restricted share grant awards in 2013 or 2012. The company issued 386,000 restricted share grant awards in 2011 with a fair value of $34.7 million . Share grant awards issued in 2011 are performance based and were not subject to market conditions. The fair value of $89.98 per share for the awards for 2011 represent the closing share price of the company’s stock as of the date of grant.

(q)	Earnings Per Share

“Basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding and other dilutive securities.

The company’s potentially dilutive securities consist of shares issuable on exercise of outstanding options and vesting of restricted stock grants computed using the treasury method and amounted to 145,000, 329,000, and 536,000 for fiscal 2013, 2012 and 2011, respectively. There were no anti-dilutive equity awards excluded from common stock equivalents for 2013, 2012 or 2011.

(r)	Consolidated Statements of Cash Flows

Cash paid for interest was $14.1 million, $8.0 million and $7.8 million in fiscal 2013, 2012 and 2011, respectively. Cash payments totaling $49.5 million, $49.0 million, and $32.3 million were made for income taxes during fiscal 2013, 2012 and 2011, respectively.

(s)	New Accounting Pronouncements
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

(4)	FINANCING ARRANGEMENTS

The following is a summary of long-term debt at December 28, 2013 and December 29, 2012:

	2013	2012
	(dollars in thousands)
Senior secured revolving credit line	$568,600	$256,500
Foreign loans	2,680	3,220
Other debt arrangement	318	350
Total debt	$571,598	$260,070

Less current maturities of long-term debt	1,408	1,850

Long-term debt	$570,190	$258,220

On August 7, 2012, the company entered into a senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of December 28, 2013, the company had $568.6 million of borrowings outstanding under this facility. The company also had $12.8 million in outstanding letters of credit as of December 28, 2013, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $418.6 million at December 28, 2013.
At December 28, 2013, borrowings under the senior secured credit facility are assessed at an interest rate of 1.50% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At December 28, 2013 the average interest rate on the senior debt amounted to 1.85%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of December 28, 2013.
In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  These facilities included a revolving credit facility and term loan. At December 28, 2013 these facilities amounted to $1.6 million in U.S. dollars, including $0.2 million outstanding under a revolving credit facility and $1.4 million under a term loan.  The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 2.70% on December 28, 2013. The term loan matures in 2022 and the interest rate is assessed at 4.55%.
In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  At December 28, 2013 these facilities amounted to $0.5 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At December 28, 2013, the average interest rate on these facilities was approximately 3.91%. The facilities are secured by outstanding accounts receivable collectible within six months.

In October 2013, the company completed its acquisition of substantially all of the assets of Celfrost Innovations Private Limited in India.  At the time of the acquisition a local credit facility was established to fund local working capital needs denominated in Indian Rupee. At December 28, 2013, the facility amounted to $0.5 million in U.S. dollars. At December 28, 2013, borrowings under the facility were assessed at an interest rate at 1.25% above the Reserve Bank of India's base rate for long-term borrowings. At December 28, 2013, the average interest rate on this facility was approximately 11.00%.
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

	December 28, 2013		December 29, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$571,598	$571,598	$260,070	$260,070

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of December 28, 2013, the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date
$25,000,000	1.610%	2/23/2011	2/24/2014
25,000,000	2.520%	2/23/2011	2/23/2016
25,000,000	0.975%	7/18/2011	7/18/2014
15,000,000	1.185%	9/12/2011	9/12/2016
15,000,000	0.620%	9/12/2011	9/11/2014
10,000,000	0.498%	2/11/2013	7/11/2015
15,000,000	0.458%	2/11/2013	10/11/2015
25,000,000	0.635%	2/11/2013	8/11/2016
25,000,000	0.789%	2/11/2013	3/11/2017
25,000,000	0.803%	2/11/2013	5/11/2017
35,000,000	0.880%	2/11/2013	7/11/2017
10,000,000	1.480%	9/11/2013	7/11/2017

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; and enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the Company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At December 28, 2013, the company was in compliance with all covenants pursuant to its borrowing agreements.
The aggregate amount of debt payable during each of the next five years is as follows:

(in thousands)
2014	$1,408
2015	412
2016	130
2017	568,730
2018 and thereafter	918

$571,598

(5)	COMMON AND PREFERRED STOCK

(a)    Shares Authorized and Issued

At December 28, 2013 and December 29, 2012 the company had 47,500,000, shares of common stock and 2,000,000 shares of non-voting preferred stock authorized. At December 28, 2013 and December 29, 2012, there were 19,124,502 and 18,802,972, respectively, shares of common stock outstanding.

(b)    Treasury Stock

In July 1998, the company's Board of Directors adopted a stock repurchase program and during 1998 authorized the purchase of up to 1,800,000 common shares in open market purchases. During 2013, the company's Board of Directors authorized the purchase of an additional 1,000,000 common shares in open market purchases. As of December 28, 2013, the total number of shares authorized for repurchase under the program is 2,800,000. As of December 28, 2013, 1,764,456 shares had been purchased under the 1998 stock repurchase program and 1,035,544 remain authorized for repurchase.

At December 28, 2013, the company had a total of 4,661,701 shares in treasury amounting to $151.7 million.

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

As of December 28, 2013, a total of 3,363,506 share-based awards have been issued under the 1998 Plan.  This includes 928,186 restricted share grants, of which 19,859 remain unvested and 123,514 have been cancelled. This also includes 2,435,320 stock options, of which 2,435,320 have been exercised and zero remain outstanding.

•
2007 Stock Incentive Plan (the "2007 Plan"), as amended on May 7, 2009. Effective August 11, 2011 and in accordance with plan parameters, the company is no longer permitted to make grants under the 2007 Plan. Accordingly, zero additional shares are available for issuance under the 2007 Plan.

As of December 28, 2013, a total of 894,518 share-based awards have been issued under the 2007 Plan. This includes 890,889 restricted share grants, of which 368,400 remain outstanding and unvested.  This also includes 3,629 stock options, of which 708 have been exercised, 2,597 have been forfeited and zero remain outstanding.

•	2011 Stock Incentive Plan (the "2011 Plan"). A maximum amount of 550,000 shares can be issued under the 2011 Plan.

As of December 28, 2013, zero share-based awards have been issued under the 2011 Plan.

A summary of stock option activity under the 1998 Plan is presented below (amounts in thousands, except share and per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding at December 29, 2012:	347,916	$11.04	0.65	$39,811

Granted	—	—
Exercised	(347,916)	—
Forfeited	—	—

Outstanding at December 28, 2013:	—	$—	0.00	$—

Exercisable at December 28, 2013:	—	$—	0.00	$—

Vested or expected to vest At December 28, 2013:	—	$—	0.00	$—

A summary of the company’s nonvested restricted share grant activity under the 1998 and 2007 Plans and related information for fiscal years ended December 28, 2013 and December 29, 2012 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2011	687,360	$65.78

Granted	—	$—
Vested	(248,639)	$96.05
Forfeited	(13,805)	$89.98

Nonvested shares at December 29, 2012	424,916	$87.73

Granted	—	$—
Vested	(36,657)	$42.60
Forfeited	—	$—

Nonvested shares at December 28, 2013	388,259	$89.68

Additional information related to the share based compensation is as follows:

	2013	2012	2011
	(dollars in thousands)
Intrinsic value of options exercised	$80,528	$42,208	$1,477
Cash received from exercise	3,842	2,804	236
Tax benefit from option exercises	20,196	14,149	74

(6)     INCOME TAXES

Earnings before taxes is summarized as follows:

	2013	2012	2011
	(dollars in thousands)
Domestic	$195,435	$157,471	$125,730
Foreign	30,346	16,969	14,719
Total	$225,781	$174,440	$140,449

The provision for income taxes is summarized as follows:

	2013	2012	2011
	(dollars in thousands)
Federal	$60,232	$42,660	$33,778
State and local	3,248	7,216	7,169
Foreign	8,373	3,867	4,028
Total	$71,853	$53,743	$44,975

Current	$74,828	$53,826	$39,554
Deferred	(2,975)	(83)	5,421
Total	$71,853	$53,743	$44,975

Reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate are as follows:

	2013	2012	2011
U.S. federal statutory tax rate	35.0%	35.0%	35.0%

State taxes, net of federal benefit	0.9	2.7	3.0
Tax relief for U.S. manufacturers	(2.6)	(2.4)	(2.1)
Permanent book vs. tax differences	(1.3)	(1.6)	(1.1)
U.S. taxes on foreign earnings and foreign tax rate differentials	(0.9)	(1.5)	(1.5)
Reserve adjustments and other	0.7	(1.4)	(1.3)
Consolidated effective tax	31.8%	30.8%	32.0%

At December 28, 2013 and December 29, 2012, the company had recorded the following deferred tax assets and liabilities:

	2013	2012
	(dollars in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$6,382	$13,406
Compensation related	25,321	20,038
Accrued retirement benefits	6,234	7,105
Inventory reserves	5,971	5,241
Product liability and workers compensation reserves	7,902	6,351
Warranty reserves	7,139	5,122
Receivable related reserves	2,222	2,192
UNICAP	5,123	2,425
State net operating loss carryforwards	785	509
Interest rate swap	419	964
Other	12,091	10,501
Gross deferred tax assets	79,589	73,854
Valuation allowance	(466)	(740)
Deferred tax assets	$79,123	$73,114

Deferred tax liabilities:
Intangible assets	$(82,188)	$(68,568)
Foreign tax earnings repatriation	(2,552)	(2,005)
LIFO reserves	(22)	(72)
Depreciation	(1,724)	(1,794)
Other	(2,092)	(2,148)

Deferred tax liabilities	$(88,578)	$(74,587)

Net deferred tax assets (liabilities)	$(9,455)	$(1,473)

Current deferred asset	$50,337	$43,365
Long-term deferred asset	1,641	—
Long-term deferred liability	(61,433)	(44,838)
Net deferred tax assets (liabilities)	$(9,455)	$(1,473)

On September 13, 2013, the Internal Revenue Service issued Treasury Decision 9636, which enacted final Tangible Property Regulations (TPR) under Internal Revenue Code (IRC) Section 162 and IRC Section 263(a), which prescribe the capitalization treatment of certain repair costs, asset betterments and other costs which could affect temporary deferred taxes. Although the regulations are not effective until tax years beginning on or after January 1, 2014, certain portions may require an accounting method change on a retroactive basis, thus requiring an IRC Section 481(a) adjustment related to fixed and real asset deferred taxes, which will impact the fiscal year ending January 3, 2015. The Company has evaluated the tangible property regulations and has determined the regulations will not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

The company does not provide for deferred taxes and foreign withholding taxes on the remaining undistributed earnings of certain international subsidiaries of approximately $57.8 million and $38.1 million as of December 28, 2013 and December 29, 2012, respectively, as these earnings are considered permanently invested. Upon repatriation of these earnings to the U.S. in the form of dividends or otherwise, the company may be subject to U.S. income taxes and foreign withholding taxes. The actual U.S. tax cost would depend on income tax laws and circumstances at the time of distribution. Determination of the related tax liability is not practicable because of the complexities associated with the hypothetical calculation.

As of December 28, 2013, the company has federal and state income tax net operating loss carryforwards of approximately $19.0 million which are subject to annual utilization limitations pursuant to Internal Revenue Code Section 382. If not utilized, the federal and state net operating loss carryforwards will expire at various dates beginning 2019 through 2028. In addition, the company has Australian income tax net operating loss carryforwards of approximately $1.4 million which have an indefinite carryforward life.

Although the company believes its tax returns are correct, the final determination of tax examinations may be different than what was reported on the tax returns. In the opinion of management, adequate tax provisions have been made for the years subject to examination. The company is currently under examination by the Internal Revenue Service for the fiscal years ended January 3, 2009, January 2, 2010 and January 1, 2011. The completion dates of these examinations have not been determined as of December 28, 2013.

As of December 28, 2013, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $12.7 million (of which $11.1 million would impact the effective tax rate if recognized) plus approximately $2.0 million of accrued interest and $1.8 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Interest recognized in fiscal years 2013, 2012 and 2011 was $0.4 million, $(0.2) million and $(0.3) million, respectively. Penalties recognized in fiscal years 2013, 2012 and 2011 was $0.2 million, $(0.4) million and $(0.5) million, respectively.

The following table summarizes the activity related to the unrecognized tax benefits for the fiscal years ended December 31, 2011, December 29, 2012 and December 28, 2013 (dollars in thousands):

Balance at January 1, 2011	$17,786

Increases to current year tax positions	2,113
Increase to prior year tax positions	334
Decrease to prior year tax positions	(2,393)
Settlements	(1,494)
Lapse of statute of limitations	(755)

Balance at December 31, 2011	$15,591

Increases to current year tax positions	1,572
Increase to prior year tax positions	84
Decrease to prior year tax positions	(1,289)
Settlements	(3,836)

Balance at December 29, 2012	$12,122

Increases to current year tax positions	1,718
Increase to prior year tax positions	2
Decrease to prior year tax positions	(532)
Settlements	—
Lapse of statute of limitations	(583)

Balance at December 28, 2013	$12,727

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
It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that $3.4 million of its remaining unrecognized tax benefits may be recognized by the end of 2014 as a result of settlements with taxing authorities or lapses of statutes of limitations.
A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States – federal	2008 – 2013
United States – states	2004 – 2013
Australia	2011 – 2013
Brazil	2010 – 2013
Canada	2009 – 2013
China	2003 – 2013
Czech Republic	2013
Denmark	2009 – 2013
France	2011 – 2013
Germany	2011 – 2013
India	2013
Italy	2009 – 2013
Luxembourg	2011 – 2013
Mexico	2007 – 2013
Philippines	2009 – 2013
South Korea	2007 – 2011
Spain	2008 – 2013
Taiwan	2008 – 2012
United Kingdom	2009 – 2013

(7)	FINANCIAL INSTRUMENTS

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

The company periodically enters into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. The fair value of these forward contracts was a loss of $0.2 million at the end of the year.

(b)	Interest Rate

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of December 28, 2013, the fair value of these instruments was a liability of $1.5 million. The change in fair value of these swap agreements in 2013 was a gain of $0.8 million, net of taxes.

A summary of the company’s interest rate swaps is as follows:

		Twelve Months Ended
	Location	Dec 28, 2013	Dec 29, 2012
		(dollars in thousands)
Fair value	Other liabilities	$(1,471)	$(2,853)
Amount of gain/(loss) recognized in other comprehensive income	Other comprehensive income	$(644)	$(1,663)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(2,006)	$(2,001)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$20	$(25)

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

The company leases warehouse space, office facilities and equipment under operating leases, which expire in fiscal 2014 and thereafter. Future minimum payment obligations under these leases are as follows:

Total Operating Lease Commitments

2014	$11,953
2015	9,476
2016	5,553
2017	3,797
2018	2,264
2019 and thereafter	5,243

$38,286

Rental expense pertaining to the operating leases was $11.0 million, $8.8 million, and $6.6 million in fiscal 2013, 2012 and 2011 respectively.

(9)	SEGMENT INFORMATION

The company operates in three reportable operating segments defined by management reporting structure and operating activities.

The Commercial Foodservice Equipment Group manufactures, sells, and distributes cooking equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in California, Illinois, Michigan, New Hampshire, North Carolina, Tennessee, Texas, Vermont, Australia, China, Denmark, Italy, the Philippines and the United Kingdom. Principal product lines of this group include conveyor ovens, ranges, steamers, convection ovens, combi-ovens, broilers and steam cooking equipment, induction cooking systems, baking and proofing ovens, charbroilers, catering equipment, fryers, toasters, hot food servers, food warming equipment, griddles, coffee and beverage dispensing equipment, professional refrigerators, coldrooms, ice machines, freezers and kitchen processing and ventilation equipment. These products are sold and marketed under the brand names: Anets, Beech, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, CTX, Carter-Hoffmann, Celfrost, CookTek, Doyon, Frifri, Giga, Holman, Houno, IMC, Jade, Lang, Lincat, MagiKitch’n, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, Southbend, Star, Toastmaster, TurboChef, Viking, Wells and Wunder-Bar.

The Food Processing Equipment Group manufactures preparation, cooking, packaging food handling and food safety equipment for the food processing industry. This business segment has manufacturing operations in Illinois, Iowa, North Carolina, Texas, Virginia, Wisconsin, Australia, France, Germany and Mexico. Principal product lines of this group include batch ovens, belt ovens, continuous processing ovens, frying systems, automated thermal processing systems, automated loading and unloading systems, meat presses, breading, battering, mixing, forming, grinding and slicing equipment, food suspension, reduction and emulsion systems, defrosting equipment, packaging and food safety equipment. These products are sold and marketed under the brand names: Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Danfotech, Drake, Maurer-Atmos, MP Equipment, RapidPak, Spooner Vicars and Stewart Systems.

The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. This business segment has manufacturing facilities in Greenwood, Mississippi. Principal product lines of this group are ranges, ovens, refrigerators, dishwashers, microwaves, cooktops and outdoor equipment. These products are sold and marketed under the brand names of Brigade, Jade, TurboChef and Viking.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker evaluates individual segment performance based on operating income. Management believes that intersegment sales are made at established arm's length transfer prices.

The following table summarizes the results of operations for the company’s business segments(1,2) (dollars in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(3)	Total
2013
Net sales	$895,494	$301,522	$231,669	$—	$1,428,685
Operating income	234,190	49,528	10,815	(50,071)	244,462
Depreciation and amortization expense	18,787	8,387	14,148	1,842	43,164
Net capital expenditures	7,227	3,140	4,090	183	14,640
Total assets	1,000,065	303,289	441,299	74,553	1,819,206
Long-lived assets	47,490	12,475	60,570	17,038	137,573

2012
Net sales	$786,391	$251,783	$—	$—	$1,038,174
Operating income	194,573	39,924	—	(46,413)	188,084
Depreciation and amortization expense	17,920	7,366	—	1,617	26,903
Net capital expenditures	3,834	3,829	—	(11)	7,652
Total assets	880,333	291,913	—	72,034	1,244,280
Long-lived assets	45,240	11,074	—	16,012	72,326

2011
Net sales	$723,274	$132,633	$—	$—	$855,907
Operating income	181,963	19,997	—	(53,250)	148,710
Depreciation and amortization expense	15,839	3,053	—	816	19,708
Net capital expenditures	6,896	447	—	497	7,840
Total assets	848,655	238,724	—	59,133	1,146,512
Long-lived assets	45,971	7,771	—	12,849	66,591

(1)
Non-operating expenses are not allocated to the reportable segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.

(2)	Long-lived assets consist of property, plant and equipment, long-term deferred tax assets and other assets.

(3)	Includes corporate and other general company assets and operations.

Geographic Information

Long-lived assets, not including goodwill and other intangibles (in thousands):

	2013	2012	2011
	(dollars in thousands)
United States and Canada	$115,162	$48,516	$41,428

Asia	5,133	3,391	2,467
Europe and Middle East	15,762	19,198	18,780
Latin America	1,516	1,221	3,916
Total international	22,411	23,810	25,163

	$137,573	$72,326	$66,591
 Net sales (in thousands):

	2013	2012	2011
	(dollars in thousands)
United States and Canada	$1,049,280	$711,241	$613,081

Asia	109,599	91,021	61,078
Europe and Middle East	187,381	167,840	137,335
Latin America	82,425	68,072	44,413
Total international	379,405	326,933	242,826

	$1,428,685	$1,038,174	$855,907

(10)	EMPLOYEE RETIREMENT PLANS

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

The company also maintains a retirement benefit agreement with its Chairman ("Chairman Plan"). The retirement benefits are based upon a percentage of the Chairman’s final base salary. Additionally, the company had maintained a retirement plan for non-employee directors participating on the Board of Directors prior to 2004 (“Director Plan”). In November 2010, the Board of Directors approved a revision to the directors’ compensation program that resulted in the plan being frozen and benefits being distributed to vested plan participants. Benefit distributions were made in December 2010 and in January 2011 subsequent to the fiscal year end. As of December 28, 2013, there are no longer any participants in the retirement plan for non-employee directors. This plan is not available to any new non-employee directors.

A summary of the plans’ net periodic pension cost, benefit obligations, funded status, and net balance sheet position is as follows (dollars in thousands):

Fiscal Year 2013

	Elgin Plan	Smithville Plan	Wrexham Plan	Chairman Plan
Net Periodic Pension Cost:
Service cost	$—	$—	$—	$929
Interest cost	175	643	635	360
Expected return on assets	(209)	(529)	(819)	—
Amortization of net loss (gain)	154	519	—	(145)
Pension settlement	—	—	—	—
	$120	$633	$(184)	$1,144

Change in Benefit Obligation:
Benefit obligation – beginning of year	$4,862	$16,070	$15,462	$8,993
Service cost	—	—	—	929
Interest on benefit obligations	175	643	635	360
Actuarial (gain)	(675)	(1,282)	(7)	(1,467)
Pension settlement	—	—	—	—
Net benefit payments	(228)	(632)	(716)	—
Exchange effect	—	—	371	—
Benefit obligation – end of year	$4,134	$14,799	$15,745	$8,815

Change in Plan Assets:
Plan assets at fair value – beginning of year	$3,503	$8,781	$12,997	$—
Company contributions	128	649	526	—
Investment gain	319	804	2,054	—
Benefit payments and plan expenses	(228)	(632)	(716)	—
Exchange effect	—	—	311	—
Plan assets at fair value – end of year	$3,722	$9,602	$15,172	$—

Funded Status:
Unfunded benefit obligation	$(412)	$(5,197)	$(573)	$(8,815)

Amounts recognized in balance sheet at year end:
Other noncurrent liabilities	$(412)	$(5,197)	$(573)	$(8,815)

Pre-tax components in accumulated other comprehensive income:
Net actuarial loss (gain)	$918	$4,125	$1,116	$(2,944)
Net prior service cost	—	—	—	—
Net transaction (asset) obligations	—	—	—	—
Total amount recognized	$918	$4,125	$1,116	$(2,944)

Accumulated Benefit Obligation	$4,134	$14,799	$15,745	$5,473

Salary growth rate	n/a	n/a	n/a	10.0%
Assumed discount rate	4.7%	4.7%	4.4%	4.7%
Expected return on assets	6.0%	6.0%	7.0%	n/a

Fiscal Year 2012

	Elgin Plan	Smithville Plan	Wrexham Plan	Chairman Plan
Net Periodic Pension Cost:
Service cost	$—	$—	$—	$1,625
Interest cost	198	642	654	553
Expected return on assets	(171)	(546)	(787)	—
Amortization of net loss (gain)	218	537	—	(405)
Pension settlement	—	—	—	—
	$245	$633	$(133)	$1,773

Change in Benefit Obligation:
Benefit obligation – beginning of year	$4,801	$15,204	$13,689	$11,378
Service cost	—	—	—	1,625
Interest on benefit obligations	198	642	654	553
Actuarial loss (gain)	125	724	1,238	(4,563)
Pension settlement	—	—	—	—
Net benefit payments	(262)	(500)	(706)	—
Exchange effect	—	—	587	—
Benefit obligation – end of year	$4,862	$16,070	$15,462	$8,993

Change in Plan Assets:
Plan assets at fair value – beginning of year	$3,188	$7,820	$11,518	$—
Company contributions	255	638	499	—
Investment gain	322	823	1,191	—
Benefit payments and plan expenses	(262)	(500)	(706)	—
Exchange effect	—	—	495	—
Plan assets at fair value – end of year	$3,503	$8,781	$12,997	$—

Funded Status:
Unfunded benefit obligation	$(1,359)	$(7,289)	$(2,465)	$(8,993)

Amounts recognized in balance sheet at year end:
Other noncurrent liabilities	$(1,359)	$(7,289)	$(2,465)	$(8,993)

Pre-tax components in accumulated other comprehensive income:
Net actuarial loss (gain)	$1,857	$6,201	$2,303	$(1,622)
Net prior service cost	—	—	—	—
Net transaction (asset) obligations	—	—	—	—
Total amount recognized	$1,857	$6,201	$2,303	$(1,622)

Accumulated Benefit Obligation	$4,862	$16,070	$15,462	$4,764

Salary growth rate	n/a	n/a	n/a	10.0%
Assumed discount rate	4.0%	4.0%	4.1%	4.0%
Expected return on assets	5.5%	7.0%	6.2%	n/a

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

The assets of the plans were invested in the following classes of securities (none of which were securities of the company):

Elgin Plan

	Target Allocation	Percentage of Plan Assets
		2013	2012
Equity	48%	62%	52%
Fixed income	40	33	36
Money market	4	2	6
Other (real estate & commodities)	8	3	6

	100%	100%	100%

Smithville Plan

	Target Allocation	Percentage of Plan Assets
		2013	2012
Equity	48%	61%	52%
Fixed income	40	32	37
Money market	4	4	5
Other (real estate & commodities)	8	3	6

	100%	100%	100%

Wrexham Plan

	Target Allocation	Percentage of Plan Assets
		2013	2012
Equity	50%	76%	71%
Fixed income	50	23	26
Money market	—	1	3
Other (real estate & commodities)	—	—	—

	100%	100%	100%

In accordance with ASC 820 “Fair Value Measurements and Disclosures”, the company has measured its defined benefit pension plans at fair value. The following tables summarize the basis used to measure the pension plans’ assets at fair value as of December 28, 2013 (in thousands):

Elgin Plan

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Short Term Investment Fund (a)	$67	$—	$67	$—

Equity Securities:
Large Cap	934	934	—	—
Mid Cap	100	100	—	—
Small Cap	100	100	—	—
International	942	942	—	—

Fixed Income:
Government/Corporate	1,030	1,030	—	—
High Yield	184	184	—	—

Alternative:
Global Real Estate	224	224	—	—
Commodities	141	141	—	—

Total	$3,722	$3,655	$67	$—

(a)	Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

Smithville Plan

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short Term Investment Fund (a)	$368	$—	$368	$—

Equity Securities:
Large Cap	2,293	2,293	—	—
Mid Cap	254	254	—	—
Small Cap	255	255	—	—
International	2,394	2,394	—	—

Fixed Income:
Government/Corporate	2,647	2,647	—	—
High Yield	466	466	—	—

Alternative:
Global Real Estate	567	567	—	—
Commodities	358	358	—	—

Total	$9,602	$9,234	$368	$—

(a)	Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

Wrexham Plan

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short Term Investment Fund (a)	$186	$—	$186	$—

Equity Securities:
UK	5,461	5,461	—	—
International
Developed	4,688	4,688	—	—
Emerging	589	589	—	—
Global	733	733	—	—

Fixed Income:
Government/Corporate	2,038	2,038	—	—
Aggregate	393	393	—	—
Index Linked	1,084	1,084	—	—

Total	$15,172	$14,986	$186	$—

(a)	Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

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

Estimated future benefit payments under the plans are as follows (dollars in thousands):

	Elgin Plan	Smithville Plan	Wrexham Plan	Chairman Plan
2014	$292	$611	$662	$—
2015	285	622	695	—
2016	288	644	728	—
2017	282	660	761	—
2018 through 2023	1,643	4,302	5,293	4,616

Contributions to the Chairman plan are based upon actual retirement benefits at the Chairman's retirement. Contributions under the Smithville and Elgin plans are funded in accordance with provisions of The Employee Retirement Income Security Act of 1974. Expected contributions to the Smithville and Wrexham plans to be made in 2014 are $0.9 million and $0.5 million, respectively.

(b)	401K Savings Plans

As of December 28, 2013, the company maintained two separate defined contribution 401K savings plans covering all employees in the United States. These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States.

In conjunction with the freeze on future benefits under the defined benefit plan for union employees at the Elgin, Illinois facility, the company established a 401K savings plan for this group of employees. The company makes contributions to this plan in accordance with its agreement with the union. These contributions amounted to less than $0.1 million for each of the years presented. There were no other profit sharing contributions to the 401K savings plans for 2013, 2012 and 2011.

(11)         QUARTERLY DATA (UNAUDITED)

	1st	2nd	3rd	4th	Total Year
	(dollars in thousands, except per share data)
2013
Net sales	$327,451	$363,801	$360,013	$377,420	$1,428,685
Gross profit	121,268	136,574	141,438	150,731	550,011
Income from operations	42,195	60,325	67,488	74,454	244,462
Net earnings	$25,902	$37,163	$40,942	$49,921	$153,928

Basic earnings per share (1)	$1.41	$2.00	$2.19	$2.66	$8.27
Diluted earnings per share (1)	$1.39	$2.00	$2.18	$2.62	$8.21

2012
Net sales	$228,823	$260,040	$257,699	$291,612	$1,038,174
Gross profit	87,483	101,816	100,445	113,245	402,989
Income from operations	36,660	45,338	47,429	58,657	188,084
Net earnings	$22,095	$31,045	$29,769	$37,788	$120,697

Basic earnings per share (1)	$1.22	$1.70	$1.63	$2.06	$6.61
Diluted earnings per share (1)	$1.20	$1.67	$1.60	$2.03	$6.49

(1)	Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

(12)    ACQUISITION INTEGRATION INITIATIVES

During the first quarter of 2013, the company made decisions and took action to improve certain of the operations of Viking, purchased on December 31, 2012. These initiatives included organizational restructuring and headcount reductions, consolidation and disposition of certain facilities and business operations, and discontinuation of certain products. These initiatives were substantially completed by the end of 2013. The company recorded expense in the amount of $9.1 million included within general and administrative expenses in the consolidated statements of earnings for 2013 for these initiatives. The costs and corresponding reserve balances are summarized as follows (in thousands):

	Severance/Benefits	Inventory/Product	Facilities/Operations	Other	Total

Expenses	$5,963	$1,203	$1,466	$469	$9,101
Payments	(4,344)	(619)	(1,389)	(361)	(6,713)

Balance December 28, 2013	$1,619	$584	$77	$108	$2,388

The company anticipates that all obligations will be satisfied by the end of the second quarter of 2014. As of December 28, 2013, the company believes the remaining reserve balance is adequate to cover the remaining costs identified.

(13)    SUBSEQUENT EVENTS
On January 6, 2014, subsequent to the company's fiscal 2013 year end, the company completed its acquisition of the assets of Market Forge Industries, Inc. ("Market Forge"), a leading manufacturer of steam cooking equipment for the foodservice industry for a purchase price of approximately $7.0 million. The product offerings of Market Forge include countertop steamers, kettles and braising pans used by leading restaurants and foodservice operations. Market Forge has annual revenues of approximately $15.0 million.
On January 27, 2014 and January 31, 2014, subsequent to the company's fiscal 2013 year end, the company, through it's Viking subsidiary purchased certain assets of two of Viking's former distributors. The aggregate purchase price of these transactions was approximately $38.5 million.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2013, DECEMBER 29, 2012
AND DECEMBER 31, 2011

	Balance Beginning Of Period	Additions/ (Recoveries) Charged to Expense	Write-Offs During the the Period	Balance At End Of Period
Allowance for doubtful accounts; deducted from accounts receivable on the balance sheets-

2013	$6,377,000	$1,571,000	$(961,000)	$6,987,000

2012	$6,878,000	$1,382,000	$(1,883,000)	$6,377,000

2011	$7,975,000	$83,000	$(1,180,000)	$6,878,000

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

The company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of December 28, 2013. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 28, 2013, there have been no changes in the company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO). Our assessment of the internal control structure excluded Viking Range Corporation (acquired December 31, 2012) and Viking Distributors (acquired during 2013), Celfrost Innovations Pvt. Ltd. (acquired October 15, 2013), and Automatic Bar Controls, Inc. (acquired December 17, 2013). These acquisitions constitute 1.3% and 30.1% of net and total assets, respectively, 16.4% of net sales and 6.9% of net income of the consolidated financial statements of the Company as of and for the year ended December 28, 2013. These acquisitions are included in the consolidated financial statements of the company as of and for the year ended December 28, 2013. Under guidelines established by the Securities Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.

Based on our evaluation under the framework in Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 28, 2013. Ernst & Young LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company included in this report, has issued an attestation report on the effectiveness of the company's internal control over financial reporting as of December 28, 2013.

The Middleby Corporation
February 26, 2014

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

3.2
Third Amended and Restated Bylaws of The Middleby Corporation (effective as of May 14, 2013), incorporated by reference to the company's Form 8-K, Exhibit 3.1, dated May 14, 2013, filed on May 17, 2013.

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

10.4*
Employment Agreement by and between The Middleby Corporation and Timothy J. FitzGerald, dated March 21, 2013, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated March 21, 2013, filed on March 25, 2013.

10.5*	Form of The Middleby Corporation 1998 Stock Incentive Plan Restricted Stock Agreement, incorporated by reference to the company's Form 8-K Exhibit 10.2, dated March 7, 2005, filed on March 8, 2005.

10.6*
Amendment to The Middleby Corporation 1998 Stock Incentive Plan, effective as of January 1, 2005, incorporated by reference to the company's Form 8-K Exhibit 10.2, dated April 29, 2005, filed on May 17, 2005.

10.7*
Revised Form of Restricted Stock Agreement for The Middleby Corporation 1998 Stock Incentive Plan, , incorporated by reference to the company’s Form 8-K, Exhibit 10.1, dated March 8, 2007, filed on March 14, 2007.

10.8*
Employment Agreement by and between The Middleby Corporation and Selim A. Bassoul, dated as of January 25, 2013, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated January 25, 2013, filed on January 28, 2013.

10.9*
The Middleby Corporation 2011 Long-Term Incentive Plan, incorporated by reference to Appendix A to the company’s definitive proxy statement filed with the Securities and Exchange Commission on April 1, 2011.

10.10*
The Middleby Corporation Value Creation Incentive Plan, incorporated by reference to Appendix B to the company’s definitive proxy statement filed with the Securities and Exchange Commission on April 1, 2011.

21	List of subsidiaries.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements on Form 10-K for the year ended December 28, 2013, filed on February 26, 2014, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) consolidated statements of cash flows, (iv) notes to the consolidated financial statements.

*	Designates management contract or compensation plan.

(c)	See the financial statement schedule included under Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February 2014.

THE MIDDLEBY CORPORATION

BY:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2014.

Signatures	Title

PRINCIPAL EXECUTIVE OFFICER

/s/ Selim A. Bassoul	Chairman of the Board, President,
Selim A. Bassoul	Chief Executive Officer and Director

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER

/s/ Timothy J. FitzGerald	Vice President, Chief Financial
Timothy J. FitzGerald	Officer, Principal Financial Officer and Principal
Accounting Officer
DIRECTORS

/s/ Robert Lamb	Director
Robert Lamb

/s/ John R. Miller, III	Director
John R. Miller, III

/s/ Gordon O'Brien	Director
Gordon O'Brien

/s/ Philip G. Putnam	Director
Philip G. Putnam

/s/ Sabin C. Streeter	Director
Sabin C. Streeter

/s/ Sarah Palisi Chapin	Director
Sarah Palisi Chapin