Form 10-Q
period 2014-03-29
MIDDLEBY CORP
filed 2014-05-08
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2014
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

As of May 2, 2014 there were 19,089,560 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED MARCH 29, 2014

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Mar 29, 2014	Dec 28, 2013
Current assets:
Cash and cash equivalents	$39,050	$36,894
Accounts receivable, net of reserve for doubtful accounts of $8,117 and $6,987	224,193	205,264
Inventories, net	260,475	220,116
Prepaid expenses and other	32,863	32,322
Prepaid taxes	24,201	801
Current deferred taxes	48,489	50,337
Total current assets	629,271	545,734
Property, plant and equipment, net of accumulated depreciation of $75,893 and $73,329	127,239	125,457
Goodwill	701,844	687,955
Other intangibles, net of amortization of $93,903 and $87,350	445,813	447,944
Long-term deferred tax assets	2,870	1,641
Other assets	8,805	10,475
Total assets	$1,915,842	$1,819,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$6,900	$1,408
Accounts payable	100,701	96,518
Accrued expenses	193,242	213,459
Total current liabilities	300,843	311,385
Long-term debt	648,543	570,190
Long-term deferred tax liability	71,706	61,433
Other non-current liabilities	38,477	37,851
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued		—
Common stock, $0.01 par value; 47,500,000 shares authorized; 23,906,472 and 23,786,203 shares issued in 2014 and 2013, respectively	144	144
Paid-in capital	295,212	268,229
Treasury stock, at cost; 4,816,912 and 4,661,701 shares in 2014 and 2013, respectively	(196,026)	(151,743)
Retained earnings	763,797	730,352
Accumulated other comprehensive loss	(6,854)	(8,635)
Total stockholders' equity	856,273	838,347
Total liabilities and stockholders' equity	$1,915,842	$1,819,206

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	Mar 29, 2014	Mar 30, 2013
Net sales	$372,478	$327,451
Cost of sales	229,502	206,183
Gross profit	142,976	121,268
Selling and distribution expenses	46,970	36,152
General and administrative expenses	40,073	42,921
Income from operations	55,933	42,195
Net interest expense and deferred financing amortization, net	3,987	3,434
Other expense, net	865	213
Earnings before income taxes	51,081	38,548
Provision for income taxes	17,636	12,646
Net earnings	$33,445	$25,902
Net earnings per share:
Basic	$1.78	$1.41
Diluted	$1.78	$1.39
Weighted average number of shares
Basic	18,819	18,395
Dilutive common stock equivalents[1]	1	223
Diluted	18,820	18,618
Comprehensive income	$35,226	$21,078

1 There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	Mar 29, 2014	Mar 30, 2013
Cash flows from operating activities--
Net earnings	$33,445	$25,902
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities--
Depreciation and amortization	10,521	14,023
Non-cash share-based compensation	1,938	2,965
Deferred taxes	12,800	1,115
Unrealized (gain) loss on derivative financial instruments	(31)	5
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(15,786)	(8,603)
Inventories, net	(5,638)	(13,229)
Prepaid expenses and other assets	(21,873)	(5,474)
Accounts payable	(2,415)	(941)
Accrued expenses and other liabilities	(26,519)	(2,232)
Net cash (used in) provided by operating activities	(13,558)	13,531
Cash flows from investing activities--
Additions to property and equipment	(3,231)	(3,923)
Purchase of trade name	—	(5,000)
Acquisition of Viking, net of cash acquired	—	(372,836)
Acquisition of Viking Distributors 2014	(38,485)	—
Acquisition of Market Forge	(7,240)	—
Net cash used in investing activities	(48,956)	(381,759)
Cash flows from financing activities--
Net proceeds under current revolving credit facilities	78,400	378,500
Net proceeds (repayments) under foreign bank loan	5,463	(47)
Net repayments under other debt arrangement	(9)	(5)
Repurchase of treasury stock	(44,283)	(1,091)
Debt issuance costs	—	(11)
Excess tax benefit related to share-based compensation	25,044	1,089
Net proceeds from stock issuances	—	13
Net cash provided by financing activities	64,615	378,448
Effect of exchange rates on cash and cash equivalents	55	(817)
Changes in cash and cash equivalents--
Net increase in cash and cash equivalents	2,156	9,403
Cash and cash equivalents at beginning of year	36,894	34,366
Cash and cash equivalents at end of period	$39,050	$43,769

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2014
(Unaudited)

1)	Summary of Significant Accounting Policies

A)	Basis of Presentation
The condensed consolidated financial statements have been prepared by The Middleby Corporation (the "company" or “Middleby”), pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2013 Form 10-K. The company’s interim results are not necessarily indicative of future full year results for the fiscal year 2014.
In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of March 29, 2014 and December 28, 2013, and the results of operations for the three months ended March 29, 2014 and March 30, 2013 and cash flows for the three months ended March 29, 2014 and March 30, 2013.

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
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $1.9 million and $3.0 million for the first quarter periods ended March 29, 2014 and March 30, 2013, respectively.
During the first quarter ended March 29, 2014, the company issued 120,269 restricted shares under its 2011 Stock Incentive Plan. These amounts are contingent on the attainment of certain performance objectives. The aggregate grant-date fair value of these awards was $31.7 million, based on the closing share price of the company's stock at the date of the grant.

C)	Income Taxes
As of December 28, 2013, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $12.7 million (of which $11.1 million would impact the effective tax rate if recognized) plus approximately $2.0 million of accrued interest and $1.8 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of March 29, 2014, the company recognized a tax expense of $0.7 million for unrecognized tax benefits related to current year tax exposures.
It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that approximately $3.4 million of its currently remaining unrecognized tax benefits may be recognized over the next twelve months as a result of lapses of statutes of limitations.

A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States - federal	2008 – 2013
United States - states	2004 – 2013
Australia	2011 – 2013
Brazil	2010 – 2013
Canada	2009 – 2013
China	2003 – 2013
Czech Republic	2013
Denmark	2009 – 2013
France	2011 – 2013
Germany	2011 – 2013
India	2013
Italy	2009 – 2013
Luxembourg	2011 – 2013
Mexico	2007 – 2013
Philippines	2009 – 2013
South Korea	2007 – 2011
Spain	2008 – 2013
Taiwan	2008 – 2012
United Kingdom	2009 – 2013

D)	Fair Value Measures
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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of March 29, 2014
Financial Assets:
Pension plans	$27,791	$752	$—	$28,543

Financial Liabilities:
Interest rate swaps	$—	$1,000	$—	$1,000
Contingent consideration	$—	$—	$10,711	$10,711

As of December 28, 2013
Financial Assets:
Pension plans	$27,875	$621	$—	$28,496

Financial Liabilities:
Interest rate swaps	$—	$1,471	$—	$1,471
Contingent consideration	$—	$—	$10,063	$10,063
The contingent consideration at March 29, 2014 relates to the earnout provisions recorded in conjunction with the acquisitions of Stewart, Nieco, Spooner Vicars and Market Forge.
The contingent consideration as of December 28, 2013 relates to the earnout provisions recorded in conjunction with the acquisitions of Stewart, Nieco and Spooner Vicars.
The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings of the acquired businesses, as defined in the respective purchase agreements. On a quarterly basis the company assesses the projected results for each of the acquired businesses in comparison to the earnout targets and adjusts the liability accordingly.
E)    Consolidated Statements of Cash Flows
Cash paid for interest was $3.7 million and $3.1 million for the three months ended March 29, 2014 and March 30, 2013, respectively. Cash payments totaling $6.8 million and $8.4 million were made for income taxes for the three months ended March 29, 2014 and March 30, 2013, respectively.

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

The goodwill is subject to the non-amortization provisions of ASC 350 "Intangibles - Goodwill and Other." Other intangibles includes $0.8 million allocated to customer relationships, which are being amortized over 5 years. Goodwill of Baker is allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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
The Stewart purchase agreement includes an earnout provision providing for a contingent payment due the sellers to the extent certain financial targets are exceeded. This earnout is payable within the first quarter of 2015 if Stewart exceeds certain sales and earnings targets for fiscal 2014. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $4.6 million.

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
The Nieco purchase agreement includes an earnout provision providing for a contingent payment due the sellers to the extent certain financial targets are exceeded. This earnout is payable within the first quarter of 2015 if Nieco exceeds certain sales and earnings targets for fiscal 2013 and 2014. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $3.6 million.

Viking
On December 31, 2012 (subsequent to the 2012 fiscal year end), the company completed its acquisition of all of the capital stock of Viking Range Corporation, ("Viking"), a leading manufacturer of kitchen equipment for the residential market, for a purchase price of approximately $361.7 million, net of cash acquired. During the third quarter of 2013, the company finalized the working capital provision provided by the purchase agreement resulting in a return from the seller of $11.2 million.
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
The goodwill and $151.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $44.0 million allocated to customer relationships and $2.0 million allocated to backlog which are being amortized over periods of 6 years and 3 months, respectively. Goodwill and other intangibles of Viking are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes. Certain acquired assets included in other assets were classified as held for sale at the date of acquisition and were sold during the second quarter of 2013.

Viking Distributors 2013
Subsequent to the acquisition of Viking, the company, through Viking, purchased certain assets of four of Viking's former distributors ("Distributors 2013"). The aggregate purchase price of these transactions as of June 29, 2013 was approximately $23.6 million. This included $8.7 million in forgiveness of liabilities owed to Viking resulting from pre-existing relationships with Viking.
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

The goodwill is subject to the non-amortization provisions of ASC 350. Goodwill of these Distributors 2013 purchases is allocated to the Residential Kitchen Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Oct 15, 2013	Preliminary Measurement Period Adjustments	(as adjusted) Oct 15, 2013
Current assets	$5,638	$(71)	$5,567
Property, plant and equipment	182	—	182
Goodwill	5,943	71	6,014
Other intangibles	4,333	—	4,333
Other assets	4	—	4
Current liabilities	(3,979)	—	(3,979)
Other non-current liabilities	(875)	—	(875)

Consideration paid at closing	$11,246	$—	$11,246

Deferred payments	1,067	—	1,067

Net assets acquired and liabilities assumed	$12,313	$—	$12,313
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

Wunder-Bar

On December 17, 2013, the company completed its acquisition of all of the capital stock of Automatic Bar Controls, Inc. ("Wunder-Bar"), a leading manufacturer of beverage dispensing systems for the commercial foodservice industry, for a purchase price of approximately $74.1 million, net of cash acquired.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Dec 17, 2013	Preliminary Measurement Period Adjustments	(as adjusted) Dec 17, 2013
Cash	$857	$—	$857
Deferred tax asset	50	—	50
Current assets	13,127	31	13,158
Property, plant and equipment	1,735	1	1,736
Goodwill	45,056	(32)	45,024
Other intangibles	30,000	—	30,000
Current liabilities	(5,013)	—	(5,013)
Long-term tax liabilities	(10,811)		(10,811)
Other non-current liabilities	(1)	—	(1)

Net assets acquired and liabilities assumed	$75,000	$—	$75,000

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

Market Forge
On January 7, 2014, the company completed its acquisition of certain assets of Market Forge Industries, Inc. (“Market Forge”), a leading manufacturer of steam cooking equipment for the commercial foodservice industry, for a purchase price of approximately $7.0 million. During the first quarter of 2014, the company finalized the working capital provision provided for by the purchase agreement resulting in an additional payment to the seller of $0.2 million. Additional deferred payments of $3.0 million are due to the seller within a period not expected to exceed six months from the acquisition date. An additional payment of $1.4 million is also due upon the achievement of certain financial targets.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) Jan 7, 2014
Current assets	$2,051
Property, plant and equipment	120
Goodwill	5,252
Other intangibles	4,191
Current liabilities	(4,374)

Consideration paid at closing	$7,240

Deferred payments	3,000
Contingent consideration	$1,374

Net assets acquired and liabilities assumed	$11,614
The goodwill and $2.9 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $1.1 million allocated to customer relationships, $0.2 million allocated to developed technology and less than $0.1 million allocated to backlog, which are to be amortized over periods of 4 years, 5 years and 3 months, respectively. Goodwill and other intangibles of Market Forge are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
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

Viking Distributors 2014
Subsequent to the acquisition of Viking, the company, through Viking, purchased certain assets of two of Viking's former distributors ("Distributors 2014"). The aggregate purchase price of these transactions as of January 31, 2014 was approximately $44.5 million. This included $6.0 million in forgiveness of liabilities owed to Viking resulting from pre-existing relationships with Viking.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) Jan 31, 2014
Current assets	$35,909
Property, plant and equipment	2,000
Goodwill	7,552
Current liabilities	(1,005)

Net assets acquired and liabilities assumed	$44,456

Forgiveness of liabilities owed to Viking	(5,971)

Consideration paid at closing	$38,485
The goodwill is subject to the non-amortization provisions of ASC 350. Goodwill of these Distributors 2014 purchases is allocated to the Residential Kitchen Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
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
In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This update provides clarification on the disclosure requirements related to recognized derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and lending transactions. This update is effective for annual reporting periods and corresponding interim periods beginning on or after January 1, 2013, and retrospective application is required. The adoption of this guidance did not have an impact on the company's financial position, results of operations and cash flows.

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
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of December 28, 2013	$(5,885)	$(2,120)	$(630)	$(8,635)
Other comprehensive income before reclassification	1,574	(57)	243	1,760
Amounts reclassified from accumulated other comprehensive income	—	—	21	21
Net current-period other comprehensive income	$1,574	$(57)	$264	$1,781
Balance as of March 29, 2014	$(4,311)	$(2,177)	$(366)	$(6,854)
(1) All amounts are net of tax.

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended
	Mar 29, 2014	Mar 30, 2013
Net earnings	$33,445	$25,902
Currency translation adjustment	1,574	(4,684)
Pension liability adjustment, net of tax	(57)	166
Unrealized gain on interest rate swaps, net of tax	264	(306)
Comprehensive income	$35,226	$21,078

6)	Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventories at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $24.7 million at March 29, 2014 and $22.3 million at December 28, 2013 and represented approximately 9.5% and 10.1% of the total inventory at each respective period. The amount of LIFO reserve at March 29, 2014 and December 28, 2013 was not material. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at March 29, 2014 and December 28, 2013 are as follows:

	Mar 29, 2014	Dec 28, 2013
	(in thousands)
Raw materials and parts	$114,227	$110,310
Work-in-process	18,591	20,448
Finished goods	127,657	89,358
	$260,475	$220,116

7)	Goodwill
Changes in the carrying amount of goodwill for the three months ended March 29, 2014 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total

Balance as of December 28, 2013	$444,321	$127,872	$115,762	$687,955
Goodwill acquired during the year	5,252	—	7,552	12,804
Measurement period adjustments to goodwill acquired in prior year	40	—	—	40
Exchange effect	525	520	—	1,045
Balance as of March 29, 2014	$450,138	$128,392	$123,314	$701,844

8)	Accrued Expenses
Accrued expenses consist of the following:

	Mar 29, 2014	Dec 28, 2013
	(in thousands)
Accrued payroll and related expenses	$50,282	$56,544
Advanced customer deposits	31,955	31,276
Accrued warranty	22,794	23,306
Accrued product liability and workers compensation	15,404	15,355
Accrued customer rebates	11,849	26,947
Accrued agent commission	10,547	9,767
Contingent consideration	9,893	8,628
Accrued professional services	6,784	7,441
Accrued sales and other tax	5,654	5,762
Other accrued expenses	28,080	28,433
	$193,242	$213,459

9)	Warranty Costs
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
A rollforward of the warranty reserve is as follows:

Three Months Ended
Mar 29, 2014
(in thousands)
Beginning balance	$23,306
Warranty reserve related to acquisitions	211
Warranty expense	8,806
Warranty claims	(9,529)
Ending balance	$22,794

10)	Financing Arrangements

	Mar 29, 2014	Dec 28, 2013
	(in thousands)
Senior secured revolving credit line	$647,000	$568,600
Foreign loans	8,134	2,680
Other debt arrangement	309	318
Total debt	$655,443	$571,598
Less: Current maturities of long-term debt	6,900	1,408
Long-term debt	$648,543	$570,190
On August 7, 2012, the company entered into a new senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of March 29, 2014, the company had $647.0 million of borrowings outstanding under this facility. The company also had $13.4 million in outstanding letters of credit as of March 29, 2014, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $339.6 million at March 29, 2014.
At March 29, 2014, borrowings under the senior secured credit facility were assessed at an interest rate of 1.50% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At March 29, 2014 the average interest rate on the senior debt amounted to 1.64%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of March 29, 2014.
In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  These facilities included a revolving credit facility and term loan. At March 29, 2014 these facilities amounted to $2.1 million in U.S. dollars, including $0.7 million outstanding under a revolving credit facility and $1.4 million under a term loan. The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 2.70% on March 29, 2014. At March 29, 2014, the interest rate assessed on the term loan was 4.55%. The term loan matures in 2022.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  At March 29, 2014 these facilities amounted to $0.7 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At March 29, 2014, the average interest rate on these facilities was approximately 3.86%. The facilities are secured by outstanding accounts receivable collectible within six months.
In October 2013, the company completed its acquisition of substantially all of the assets of Celfrost Innovations Private Limited in India.  At the time of the acquisition a local credit facility, denominated in Indian Rupee, was established to fund local working capital needs. At March 29, 2014, the facility amounted to $0.9 million in U.S. dollars. At March 29, 2014, borrowings under the facility were assessed at an interest rate at 1.25% above the Reserve Bank of India's base rate for long-term borrowings. At March 29, 2014, the average interest rate on this facility was approximately 11.00%.
In March 2014, Cozzini do Brazil LTDA entered into a local credit facility, denominated in Brazilian Real, to fund local working capital needs.   At March 29, 2014, the facility amounted to $4.4 million in U.S. dollars and was assessed an interest rate of 1.50% above the Brazilian central bank CDI Rate. At March 29, 2014, the interest rate assessed on this facility was 12.05%. This local credit facility matures on March 28, 2015.
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
The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations. The upfront cash payment is the amount that a market participant would be able to lend at March 29, 2014 to achieve sufficient cash inflows to cover the cash outflows under the company’s senior revolving credit facility assuming the facility was outstanding in its entirety until maturity. Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s senior revolving credit facility in August 2017. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods. The carrying value and estimated aggregate fair value, a level 2 measurement, based primarily on market prices, of debt is as follows (in thousands):

	Mar 29, 2014		Dec 28, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$655,443	$655,443	$571,598	$571,598
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of March 29, 2014, the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date
$25,000,000	2.520%	2/23/2011	2/23/2016
$25,000,000	0.975%	7/18/2011	7/18/2014
$15,000,000	1.185%	9/12/2011	9/12/2016
$15,000,000	0.620%	9/12/2011	9/11/2014
$10,000,000	0.498%	2/11/2013	7/11/2015
$15,000,000	0.458%	2/11/2013	10/11/2015
$25,000,000	0.635%	2/11/2013	8/11/2016
$25,000,000	0.789%	2/11/2013	3/11/2017
$25,000,000	0.803%	2/11/2013	5/11/2017
$35,000,000	0.880%	2/11/2013	7/11/2017
$10,000,000	1.480%	9/11/2013	7/11/2017
$15,000,000	0.920%	3/11/2014	7/11/2017
$25,000,000	0.950%	3/11/2014	7/11/2017
The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; and enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the Company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At March 29, 2014, the company was in compliance with all covenants pursuant to its borrowing agreements.

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

Foreign Exchange: The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward contracts outstanding at March 29, 2014. The fair value of the forward contracts was a loss of $0.1 million at the end of the first quarter of 2014.

Sell		Purchase		Maturity
10,000,000	British Pounds	12,072,046	Euro Dollars	June 27, 2014
7,600,000	British Pounds	9,179,853	Euro Dollars	June 27, 2014
5,000,000	British Pounds	5,966,801	Euro Dollars	June 27, 2014
5,500,000	Euro Dollars	7,570,750	US Dollars	June 27, 2014
10,000,000	Euro Dollars	13,826,000	US Dollars	June 27, 2014
164,203	Euro Dollars	214,055	US Dollars	March 31, 2014
210,000	Euro Dollars	318,182	Australian Dollars	March 31, 2014
92,000	US Dollars	105,383	Australian Dollars	April 30, 2014
369,469	Euro Dollars	481,750	US Dollars	April 30, 2014
237,900	Euro Dollars	205,593	British Pounds	April 30, 2014
157,367	Euro Dollars	205,254	US Dollars	May 31, 2014
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of March 29, 2014, the fair value of these instruments was a liability of $1.0 million. The change in fair value of these swap agreements in the first three months of 2014 was a gain of $0.5 million, net of taxes.
The following tables summarize the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Mar 29, 2014	Dec 28, 2013
Fair value	Other non-current liabilities	$(1,000)	$(1,471)
The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended
	Presentation of Gain/(loss)	Mar 29, 2014	Mar 30, 2013
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$(103)	$(901)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(543)	$(391)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$31	$(5)
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
The Commercial Foodservice Equipment Group manufactures, sells, and distributes cooking equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in California, Illinois, Michigan, New Hampshire, North Carolina, Tennessee, Texas, Vermont, Australia, China, Denmark, Italy, the Philippines and the United Kingdom. Principal product lines of this group include conveyor ovens, ranges, steamers, convection ovens, combi-ovens, broilers and steam cooking equipment, induction cooking systems, baking and proofing ovens, charbroilers, catering equipment, fryers, toasters, hot food servers, food warming equipment, griddles, coffee and beverage dispensing equipment, professional refrigerators, coldrooms, ice machines, freezers and kitchen processing and ventilation equipment. These products are sold and marketed under the brand names: Anets, Beech, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, CTX, Carter-Hoffmann, Celfrost, CookTek, Doyon, Frifri, Giga, Holman, Houno, IMC, Jade, Lang, Lincat, MagiKitch’n, Market Forge, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, Southbend, Star, Toastmaster, TurboChef, Viking, Wells and Wunder-Bar.
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
Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Mar 29, 2014		Mar 30, 2013
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$234,050	62.8%	$197,362	60.3%
Food Processing	75,586	20.3	71,438	21.8
Residential Kitchen	62,842	16.9	58,651	17.9
Total	$372,478	100.0%	$327,451	100.0%

The following table summarizes the results of operations for the company's business segments(1) (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
Three Months Ended March 29, 2014
Net sales	$234,050	$75,586	$62,842	$—	$372,478
Income (loss) from operations	54,962	12,122	207	(11,358)	55,933
Depreciation and amortization expense	4,884	2,121	3,091	425	10,521
Net capital expenditures	2,243	449	539	—	3,231

Total assets	$1,020,845	$308,442	$491,465	$95,090	$1,915,842

Three Months Ended March 30, 2013
Net sales	$197,362	$71,438	$58,651	$—	$327,451
Income (loss) from operations	49,750	11,480	(7,241)	(11,794)	42,195
Depreciation and amortization expense	4,375	2,025	7,219	404	14,023
Net capital expenditures	1,502	848	1,487	86	3,923

Total assets	$876,935	$313,601	$436,250	$70,968	$1,697,754

(1)Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)Includes corporate and other general company assets and operations.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Mar 29, 2014	Mar 30, 2013
United States and Canada	$115,537	$141,792
Asia	5,156	3,355
Europe and Middle East	16,291	14,073
Latin America	1,930	1,340
Total international	$23,377	$18,768
	$138,914	$160,560
Net sales (in thousands):

	Three Months Ended
	Mar 29, 2014	Mar 30, 2013
United States and Canada	$259,100	$242,057
Asia	33,806	20,386
Europe and Middle East	59,805	42,464
Latin America	19,767	22,544
Total international	$113,378	$85,394
	$372,478	$327,451

13)	Employee Retirement Plans

(a)	Pension Plans
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

During the first quarter of 2013, the company began making decisions and taking actions to improve certain of the operations of Viking, purchased on December 31, 2012. These initiatives included organizational restructuring and headcount reductions, consolidation and disposition of certain facilities and business operations, and discontinuation of certain products. These initiatives were substantially completed by the end of 2013. During the three months ended March 29, 2014, the company recorded expense in the amount of $2.6 million for these initiatives, which is reflected in the general and administrative expenses in the consolidated statements of earnings for such period. The costs and corresponding reserve balances are summarized as follows (in thousands):

	Severance/Benefits	Inventory/Product	Facilities/Operations	Other	Total

Balance as of December 28, 2013	$1,619	$584	$77	$108	$2,388
Expenses	2,548	9	90	—	2,647
Payments	(1,707)	(334)	(98)	(11)	(2,150)
Balance as of March 29, 2014	$2,460	$259	$69	$97	$2,885

The company anticipates that all obligations will be satisfied by the end of the second quarter of 2014. As of March 29, 2014, the company believes the remaining reserve balance is adequate to cover the remaining costs identified.

15)	Subsequent Event

On March 31, 2014, subsequent to the end of the first quarter, the company completed its acquisition of substantially all of the assets of Processing Equipment Solutions, Inc. ("PES"), a leading manufacturer of equipment for the food processing industry based in Gainesville, Georgia with annual revenues of approximately $15.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Informational Notes

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; ability to protect trademarks, copyrights and other intellectual property; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s Securities and Exchange Commission (“SEC”) filings, including the company’s 2013 Annual Report on Form 10-K.

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Mar 29, 2014		Mar 30, 2013
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$234,050	62.8%	$197,362	60.3%
Food Processing	75,586	20.3	71,438	21.8
Residential Kitchen	62,842	16.9	58,651	17.9
Total	$372,478	100.0%	$327,451	100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended
	Mar 29, 2014	Mar 30, 2013
Net sales	100.0%	100.0%
Cost of sales	61.6	63.0
Gross profit	38.4	37.0
Selling, general and administrative expenses	23.4	24.1
Income from operations	15.0	12.9
Net interest expense and deferred financing amortization	1.1	1.0
Other expense, net	0.2	0.1
Earnings before income taxes	13.7	11.8
Provision for income taxes	4.7	3.9
Net earnings	9.0%	7.9%

Three Months Ended March 29, 2014 as compared to Three Months Ended March 30, 2013

NET SALES. Net sales for the first quarter of fiscal 2014 were $372.5 million as compared to $327.5 million in the first quarter of 2013. Of the $45.0 million increase in net sales, $18.9 million, or 5.8%, was attributable to acquisition growth, mainly resulting from the fiscal 2013 acquisitions of Celfrost and Wunder-Bar and the fiscal 2014 acquisition of Market Forge. Excluding acquisitions, net sales increased $26.1 million, or 8.0%, from the prior year, reflecting a net sales increase of 9.0% at the Commercial Foodservice Equipment Group, 5.9% at the Food Processing Equipment Group and 7.0% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $36.7 million, or 18.6%, to $234.1 million in the first quarter of 2014 as compared to $197.4 million in the prior year quarter. Net sales resulting from the acquisitions of Celfrost, Wunder-Bar and Market Forge, which were acquired on October 15, 2013, December 17, 2013 and January 7, 2014, respectively, accounted for an increase of $18.9 million during the first quarter of 2014. Excluding the impact of these acquisitions, net sales of Commercial Foodservice Equipment increased $17.8 million, or 9.0% as compared to the prior year quarter. International sales increased $12.2 million, or 21.2%, to $69.7 million, as compared to $57.5 million in the prior year quarter. This includes the increase of $10.3 million from the recent acquisitions. Excluding the acquisitions, the net increase of $1.9 million in international sales reflects growth in Europe and Mid-East offset by reduced sales in Asia and Latin America, which reflected strong store-opening activity in the prior year first quarter. Domestically, the company realized a sales increase of $24.6 million, or 17.6%, to $164.4 million, as compared to $139.8 million in the prior year quarter. This includes an increase of $8.6 million from the recent acquisitions. This increase in domestic sales includes continued growth with customer initiatives to improve efficiencies in restaurant operations by adopting new cooking and warming technologies and general improvements in market conditions.

•
Net sales of the Food Processing Equipment Group increased by $4.2 million, or 5.9%, to $75.6 million in the first quarter of 2014 as compared to $71.4 million in the prior year quarter. International sales increased by $13.1 million, or 45.0%, to $42.2 million, as compared to $29.1 million in the prior year quarter. The increase in international sales reflects expansion of food processing operations to support growing global demand and initiatives to upgrade food processing operations to more efficient and cost effective equipment. Domestically, the company realized a sales decrease of $8.9 million, or 21.0%, to $33.4 million, as compared to $42.3 million in the prior year quarter.

•
Net sales of the Residential Kitchen Equipment Group increased by $4.1 million, or 7.0%, to $62.8 million in the first quarter of 2014 as compared to $58.7 million in the prior year quarter. Sales were impacted by distributor acquisitions and reorganization activities, which disrupted sales during the quarter.

GROSS PROFIT. Gross profit increased to $143.0 million in the first quarter of 2014 from $121.3 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate increased from 37.0% in the first quarter of 2013 to 38.4% in the first quarter of 2014. The net increase in the gross margin rate reflects the benefit of acquisition integration initiatives.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $13.0 million, or 15.9%, to $94.7 million in the first quarter of 2014 as compared to $81.7 million in the prior year quarter. The gross margin rate decreased to 40.5% as compared to 41.4% in the prior year quarter. The gross margin margin rate reflected the impact of sales mix and lower margins at newly acquired companies. Gross profit from the acquisitions of Celfrost, Wunder-Bar and Market Forge accounted for approximately $5.8 million of the increase in gross profit. Excluding the recent acquisitions, the gross profit increased by approximately $7.2 million on the higher sales volumes.

•
Gross profit at the Food Processing Equipment Group increased by $2.8 million, or 11.9%, to $26.3 million in the first quarter of 2014 as compared to $23.5 million in the prior year quarter. The gross margin rate increased to 34.8% as compared to 32.9% in the prior year quarter. Gross profit increased as the company realized ongoing integration initiatives from previously acquired companies.

•
Gross profit at the Residential Kitchen Equipment Group increased by $4.7 million, or 28.1%, to $21.4 million in the first quarter of 2014 as compared to $16.7 million in the prior year quarter. The gross margin rate increased to 34.1% as compared to 28.5% in the prior year quarter. Gross margin rate increased as the company realized ongoing integration initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $79.1 million in the first quarter of 2013 to $87.1 million in the first quarter of 2014. As a percentage of net sales, operating expenses were 24.1% in the first quarter of 2013 as compared to 23.4% in the first quarter of 2014. Selling expenses increased from $36.2 million in the first quarter of 2013 to $47.0 million in the first quarter of 2014. Selling expenses reflect increased costs of $1.6 million associated with the Celfrost, Wunder-Bar and Market Forge acquisitions. Selling expenses also reflect higher costs associated with the acquisition and addition of distribution operations for Viking, which amounted to approximately $9.3 million. General and administrative expenses decreased from $42.9 million in the first quarter of 2013 to $40.1 million in the first quarter of 2014. General and administrative expenses reflect $2.6 million of increased costs associated with the Celfrost, Wunder-Bar and Market Forge acquisitions, including $0.7 million of non-cash intangible amortization expense. Additionally, expenses increased $1.1 million related to professional fees and $0.9 million related to increases in acquisition related future earnout payments. These increases were offset by a reduction of $4.2 million in acquisition integration expenses and $3.5 million in non-cash intangible amortization expense.
NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $4.0 million in the first quarter of 2014 as compared to $3.4 million in the first quarter of 2013 due to increased debt levels as a result of acquisition activities. Other expense was $0.9 million in the first quarter of 2014 as compared to $0.2 million in the prior year first quarter and consists primarily of foreign exchange gains and losses.
INCOME TAXES. A tax provision of $17.6 million, at an effective rate of 34.5%, was recorded during the first quarter of 2014, as compared to a $12.6 million provision at a 32.8% effective rate in the prior year quarter. In comparison to the prior year quarter, the tax provision reflects a higher effective rate on increased income from its domestic jurisdiction as well as an increase in adjustments to tax reserves.
Financial Condition and Liquidity
During the three months ended March 29, 2014, cash and cash equivalents increased by $2.2 million to $39.1 million at March 29, 2014 from $36.9 million at December 28, 2013. Net borrowings increased from $571.6 million at December 28, 2013 to $655.4 million at March 29, 2014.
OPERATING ACTIVITIES. Net cash used in operating activities was $13.6 million for the three months ended March 29, 2014 compared to net cash provided by operating activities of $13.5 million for the three months ended March 30, 2013 due primarily to increased working capital needs offset by increased earnings and increased non-cash deferred income tax expense.
During the three months ended March 29, 2014, working capital levels changed due to increased working capital needs. These changes in working capital levels included a $5.6 million increase in inventory, due to several factors including increased order rates, investments in inventories in growing international markets, and investments in inventories at the Residential Kitchen Equipment Group in connection with the acquisition and establishment of company owned distribution operations. Accounts receivable increased $15.8 million due to increased sales volume and distribution channel changes at the Residential Kitchen Equipment Group. Changes in working capital levels also included a $21.9 million increase in prepaid tax expenses and other prepaid assets primarily related to the timing of estimated tax payments, a $2.4 million decrease in accounts payable due to the timing of vendor payments and a $26.5 million decrease in accrued expenses and other non-current liabilities primarily related to payment of 2013 annual rebate programs and incentive obligations.
INVESTING ACTIVITIES. During the three months ended March 29, 2014, net cash used in investing activities included $45.7 million related to the acquisitions of Market Forge and Viking Distributors 2014 and $3.2 million of additions of production equipment.
FINANCING ACTIVITIES. Net cash flows provided by financing activities were $64.6 million during the three months ended March 29, 2014. The company’s borrowing activities included the $78.4 million of net proceeds under its $1.0 billion revolving credit facility, primarily to fund the acquisitions of Market Forge and Viking Distributors 2014.
Financing activities also included 25.0 million of excess tax benefits associated with the vesting of restricted stock grants.
The company used $44.3 million to repurchase 155,211 shares of its common stock that were surrendered to the company by employees in lieu of cash for payment for withholding taxes related to restricted stock vestings that occurred during the three months ended March 29, 2014.

At March 29, 2014, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, acquisitions, product development and integration expenditures for the foreseeable future.
Recently Issued Accounting Standards
In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This update provides clarification on the disclosure requirements related to recognized derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and lending transactions. This update is effective for annual reporting periods and corresponding interim periods beginning on or after January 1, 2013, and retrospective application is required. The adoption of this guidance did not have an impact on the company's financial position, results of operations and cash flows.
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
Revenue Recognition. At the Commercial Foodservice Group and the Residential Kitchen Equipment Group, the company recognizes revenue on the sale of its products when risk of loss has passed to the customer, which occurs at the time of shipment, and collectibility is reasonably assured. The sale prices of the products sold are fixed and determinable at the time of shipment. Sales are reported net of sales returns, sales incentives and cash discounts based on prior experience and other quantitative and qualitative factors.
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
Contractual Obligations
The company's contractual cash payment obligations as of March 29, 2014 are set forth below (in thousands):

	Amounts Due Sellers From Acquisitions	Debt	Estimated Interest on Debt	Operating Leases	Total Contractual Cash Obligations
Less than 1 year	$13,247	$6,900	$14,200	$11,467	$45,814
1-3 years	1,486	533	26,054	13,434	41,507
3-5 years	—	647,258	11,247	5,380	663,885
After 5 years	—	752	96	4,803	5,651
	$14,733	$655,443	$51,597	$35,084	$756,857
The company has obligations to make $14.7 million of purchase price payments to the sellers of Stewart, Nieco, Spooner Vicars, Celfrost and Market Forge that represent deferred and contingent payments for these acquisitions.
As of March 29, 2014, the company had $647.0 million outstanding under its revolving credit line as part of its senior credit agreement. The average interest rate on this debt amounted to 1.64% at March 29, 2014. This facility matures in August of 2017. As of March 29, 2014, the company also has $8.1 million of debt outstanding under various foreign credit facilities. The estimated interest payments reflected in the table above assume that the level of debt and average interest rate on the company’s revolving credit line under its senior credit agreement does not change until the facility reaches maturity in August 2017. The estimated payments also assume that relative to the company’s foreign borrowings: all scheduled term loan payments are made; the level of borrowings does not change; and the average interest rates remain at their March 29, 2014 rates. Also reflected in the table above is $2.1 million of interest payments to be made related to the company’s interest rate swap agreements.

The company’s projected benefit obligation under its defined benefit plans exceeded the plans’ assets by $15.0 million at the end of 2013.  The unfunded benefit obligations were comprised of a $0.4 million underfunding of the company's union plan, $5.2 million underfunding of the company’s Smithville plan, which was acquired as part of the Star acquisition, $0.6 million underfunding of the company’s Wrexham plan, which was acquired as part of the Lincat acquisition, and $8.8 million underfunding of the company's director plans.  In 2014, the company expects to make a minimum contribution of $0.9 million to the Smithville plan, as required by ERISA.  In 2014, the company expects to contribute $0.5 million to the Wrexham plan.
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

Twelve Month Period Ending	Variable Rate Debt

March 29, 2015	$6,900
March 29, 2016	404
March 29, 2017	129
March 29, 2018	647,129
March 29, 2019 and thereafter	881
$655,443
On August 7, 2012, the company entered into a new senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of March 29, 2014, the company had $647.0 million of borrowings outstanding under this facility. The company also has $13.4 million in outstanding letters of credit as of March 29, 2014, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $339.6 million at March 29, 2014.
At March 29, 2014, borrowings under the senior secured credit facility were assessed at an interest rate 1.50% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At March 29, 2014 the average interest rate on the senior debt amounted to 1.64%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio, is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of March 29, 2014.
In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  These facilities included a revolving credit facility and term loan. At March 29, 2014 these facilities amounted to $2.1 million in U.S. dollars, including $0.7 million outstanding under a revolving credit facility and $1.4 million under a term loan. The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 2.70% on March 29, 2014. At March 29, 2014, the interest rate assessed on the term loan was 4.55%. The term loan matures in 2022.
In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  At March 29, 2014 these facilities amounted to $0.7 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At March 29, 2014, the average interest rate on these facilities was approximately 3.86%. The facilities are secured by outstanding accounts receivable collectible within six months.
In October 2013, the company completed its acquisition of substantially all of the assets of Celfrost Innovations Pvt. Ltd. in India.  At the time of the acquisition a local credit facility, denominated in Indian Rupee, was established to fund local working capital needs. At March 29, 2014, the facility amounted to $0.9 million in U.S. dollars. At March 29, 2014, borrowings under the facility were assessed at an interest rate at 1.25% above the Reserve Bank of India's base rate for long-term borrowings. At March 29, 2014, the average interest rate on this facility was approximately 11.00%.
In March 2014, Cozzini do Brazil LTDA entered into a local credit facility, denominated in Brazilian Real, to fund local working capital needs.   At March 29, 2014, the facility amounted to $4.4 million in U.S. dollars and was assessed an interest rate of 1.50% above the Brazilian central bank CDI Rate. At March 29, 2014, the interest rate assessed on this facility was 12.05%. This local credit facility matures on March 28, 2015.
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of March 29, 2014 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date
$25,000,000	2.520%	2/23/2011	2/23/2016
$25,000,000	0.975%	7/18/2011	7/18/2014
$15,000,000	1.185%	9/12/2011	9/12/2016
$15,000,000	0.620%	9/12/2011	9/11/2014
$10,000,000	0.498%	2/11/2013	7/11/2015
$15,000,000	0.458%	2/11/2013	10/11/2015
$25,000,000	0.635%	2/11/2013	8/11/2016
$25,000,000	0.789%	2/11/2013	3/11/2017
$25,000,000	0.803%	2/11/2013	5/11/2017
$35,000,000	0.880%	2/11/2013	7/11/2017
$10,000,000	1.480%	9/11/2013	7/11/2017
$15,000,000	0.920%	3/11/2014	7/11/2017
$25,000,000	0.950%	3/11/2014	7/11/2017

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; and enter into certain transactions with affiliates; and require, among other things a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the Company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The potential loss on fair value for the company's debt obligations from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows. At March 29, 2014, the company was in compliance with all covenants pursuant to its borrowing agreements.
Financing Derivative Instruments
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of March 29, 2014, the fair value of these instruments was a liability of $1.0 million. The change in fair value of these swap agreements in the first three months of 2014 was a gain of $0.5 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.

Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The following table summarizes the forward contracts outstanding at March 29, 2014. The fair value of the forward contracts was a loss of $0.1 million at the end of the first quarter of 2014.

Sell		Purchase		Maturity
10,000,000	British Pounds	12,072,046	Euro Dollars	June 27, 2014
7,600,000	British Pounds	9,179,853	Euro Dollars	June 27, 2014
5,000,000	British Pounds	5,966,801	Euro Dollars	June 27, 2014
5,500,000	Euro Dollars	7,570,750	US Dollars	June 27, 2014
10,000,000	Euro Dollars	13,826,000	US Dollars	June 27, 2014
164,203	Euro Dollars	214,055	US Dollars	March 31, 2014
210,000	Euro Dollars	318,182	Australian Dollars	March 31, 2014
92,000	US Dollars	105,383	Australian Dollars	April 30, 2014
369,469	Euro Dollars	481,750	US Dollars	April 30, 2014
237,900	Euro Dollars	205,593	British Pounds	April 30, 2014
157,367	Euro Dollars	205,254	US Dollars	May 31, 2014

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
As of March 29, 2014, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended March 29, 2014, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended March 29, 2014, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
December 29 to January 25, 2014	—	$—	—	1,035,544
January 26 to February 22, 2014	—	—	—	1,035,544
February 23 to March 29, 2014	155,211	285.31	155,211	880,333
Quarter ended March 29, 2014	155,211	$285.31	155,211	880,333
In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of up to 1,800,000 common shares in open market purchases. During 2013, the company's Board of Directors authorized the purchase of an additional 1,000,000 common shares in open market purchases. As of March 29, 2014, the total number of shares authorized for repurchase under the program is 2,800,000. As of March 29, 2014, 1,919,667 shares had been purchased under the 1998 stock repurchase program.

Item 6. Exhibits

Exhibits – The following exhibits are filed herewith:

Exhibit 10.1 –	Form of Restricted Performance Stock Agreement for The Middleby Corporation 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the company's Form 8-K filed on March 3, 2014.

Exhibit 31.1 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 –	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended March 29, 2014, filed on May 8, 2014, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	May 8, 2014	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer