Form 10-Q
period 2014-06-28
MIDDLEBY CORP
filed 2014-08-07
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2014
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

As of August 1, 2014 there were 57,262,680 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED JUNE 28, 2014

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Jun 28, 2014	Dec 28, 2013
Current assets:
Cash and cash equivalents	$32,258	$36,894
Accounts receivable, net of reserve for doubtful accounts of $8,519 and $6,987	229,795	205,264
Inventories, net	260,033	220,116
Prepaid expenses and other	33,738	32,322
Prepaid taxes	6,827	801
Current deferred taxes	48,687	50,337
Total current assets	611,338	545,734
Property, plant and equipment, net of accumulated depreciation of $79,388 and $73,329	130,676	125,457
Goodwill	719,265	687,955
Other intangibles, net of amortization of $100,615 and $87,350	441,461	447,944
Long-term deferred tax assets	3,337	1,641
Other assets	20,022	10,475
Total assets	$1,926,099	$1,819,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$8,210	$1,408
Accounts payable	105,329	96,518
Accrued expenses	202,565	213,459
Total current liabilities	316,104	311,385
Long-term debt	584,488	570,190
Long-term deferred tax liability	72,468	61,433
Other non-current liabilities	42,029	37,851
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued		—
Common stock, $0.01 par value; 95,000,000 shares authorized; 62,079,592 and 62,035,207 shares issued in 2014 and 2013, respectively	144	144
Paid-in capital	299,911	268,229
Treasury stock, at cost; 4,816,912 and 4,661,701 shares in 2014 and 2013, respectively	(196,026)	(151,743)
Retained earnings	812,202	730,352
Accumulated other comprehensive loss	(5,221)	(8,635)
Total stockholders' equity	911,010	838,347
Total liabilities and stockholders' equity	$1,926,099	$1,819,206

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jun 28, 2014	Jun 29, 2013	Jun 28, 2014	Jun 29, 2013
Net sales	$424,776	$363,801	$797,254	$691,252
Cost of sales	258,602	227,227	488,104	433,410
Gross profit	166,174	136,574	309,150	257,842
Selling and distribution expenses	48,102	38,638	95,072	74,790
General and administrative expenses	42,333	37,611	82,406	80,532
Income from operations	75,739	60,325	131,672	102,520
Net interest expense and deferred financing amortization, net	4,169	4,046	8,156	7,480
Other expense, net	195	391	1,060	604
Earnings before income taxes	71,375	55,888	122,456	94,436
Provision for income taxes	22,970	18,725	40,606	31,371
Net earnings	$48,405	$37,163	$81,850	$63,065
Net earnings per share:
Basic	$0.85	$0.67	$1.44	$1.14
Diluted	$0.85	$0.67	$1.44	$1.13
Weighted average number of shares
Basic	56,866	55,755	56,661	55,470
Dilutive common stock equivalents[1]	1	89	1	380
Diluted	56,867	55,844	56,662	55,850
Comprehensive income	$50,038	$35,174	$85,264	$56,252

1 There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	Jun 28, 2014	Jun 29, 2013
Cash flows from operating activities--
Net earnings	$81,850	$63,065
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	21,314	25,817
Non-cash share-based compensation	6,696	5,930
Deferred taxes	13,676	1,822
Unrealized loss (gain) on derivative financial instruments	17	(34)
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(20,297)	(11,817)
Inventories, net	(10,581)	(10,596)
Prepaid expenses and other assets	(8,140)	(21,592)
Accounts payable	3,818	(7,000)
Accrued expenses and other liabilities	(26,680)	(21,577)
Net cash provided by operating activities	61,673	24,018
Cash flows from investing activities--
Additions to property and equipment	(6,986)	(8,096)
Sale of asset	—	7,000
Purchase of trade name	—	(5,000)
Acquisition of CookTek	—	(817)
Acquisition of Stewart	—	1,303
Acquisition of Viking, net of cash acquired	—	(372,957)
Acquisition of Viking Distributors 2013	—	(14,916)
Acquisition of Viking Distributors 2014	(38,485)	—
Acquisition of Market Forge	(7,240)	—
Acquisition of PES	(15,000)	—
Net cash used in investing activities	(67,711)	(393,483)
Cash flows from financing activities--
Net proceeds under current revolving credit facilities	14,400	359,300
Net proceeds (repayments) under foreign bank loan	6,667	(1,307)
Net repayments under other debt arrangement	(18)	(15)
Repurchase of treasury stock	(44,283)	(1,731)
Debt issuance costs	—	(11)
Excess tax benefit related to share-based compensation	24,986	11,115
Net proceeds from stock issuances	—	2,986
Net cash provided by financing activities	1,752	370,337
Effect of exchange rates on cash and cash equivalents	(350)	(832)
Changes in cash and cash equivalents--
Net (decrease) increase in cash and cash equivalents	(4,636)	40
Cash and cash equivalents at beginning of year	36,894	34,366
Cash and cash equivalents at end of period	$32,258	$34,406

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014
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
In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 28, 2014 and December 28, 2013, and the results of operations for the three and six months ended June 28, 2014 and June 29, 2013 and cash flows for the six months ended June 28, 2014 and June 29, 2013.

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
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $4.8 million and $2.9 million for the second quarter periods ended June 28, 2014 and June 29, 2013, respectively. Non-cash share-based compensation expense was $6.7 million and $5.9 million for the six months ended periods ended June 28, 2014 and June 29, 2013, respectively.
During the first quarter ended March 29, 2014, the company issued 360,807 restricted shares under its 2011 Stock Incentive Plan. These amounts are contingent on the attainment of certain performance objectives. The aggregate grant-date fair value of these awards was $31.7 million, based on the closing share price of the company's stock at the date of the grant.

C)	Income Taxes
As of December 28, 2013, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $12.7 million (of which $11.1 million would impact the effective tax rate if recognized) plus approximately $2.0 million of accrued interest and $1.8 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of June 28, 2014, the company recognized a tax expense of $1.1 million for unrecognized tax benefits related to current year tax exposures.
It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that approximately $0.5 million of its currently remaining unrecognized tax benefits may be recognized over the next twelve months as a result of lapses of statutes of limitations.

A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States - federal	2011 – 2013
United States - states	2004 – 2013
Australia	2011 – 2013
Brazil	2010 – 2013
Canada	2009 – 2013
China	2004 – 2013
Czech Republic	2013
Denmark	2009 – 2013
France	2011 – 2013
Germany	2011 – 2013
India	2013
Italy	2009 – 2013
Luxembourg	2011 – 2013
Mexico	2007 – 2013
Philippines	2009 – 2013
South Korea	2007 – 2011
Spain	2008 – 2013
Taiwan	2008 – 2012
United Kingdom	2009 – 2013

D)	Fair Value Measures
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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of June 28, 2014
Financial Assets:
Pension plans	$28,284	$729	$—	$29,013

Financial Liabilities:
Interest rate swaps	$—	$1,484	$—	$1,484
Contingent consideration	$—	$—	$13,317	$13,317

As of December 28, 2013
Financial Assets:
Pension plans	$27,875	$621	$—	$28,496

Financial Liabilities:
Interest rate swaps	$—	$1,471	$—	$1,471
Contingent consideration	$—	$—	$10,063	$10,063
The contingent consideration at June 28, 2014 relates to the earnout provisions recorded in conjunction with the acquisitions of Stewart, Nieco, Spooner Vicars, Market Forge and PES.
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
E)    Consolidated Statements of Cash Flows
Cash paid for interest was $7.8 million and $6.9 million for the six months ended June 28, 2014 and June 29, 2013, respectively. Cash payments totaling $10.4 million and $26.6 million were made for income taxes for the six months ended June 28, 2014 and June 29, 2013, respectively.

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
The company has accounted for all business combinations using the acquisition method to record a new cost basis for the identifiable assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the identifiable assets acquired and liabilities assumed has been recorded as goodwill in the financial statements. The results of operations are reflected in the consolidated financial statements of the company from the date of acquisition.
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
The goodwill and $4.6 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350 "Intangibles - Goodwill and Other." Other intangibles also includes $5.9 million allocated to customer relationships and $0.4 million allocated to backlog, which are being amortized over periods of 5 years and 6 months, respectively. Goodwill and other intangibles of Stewart are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
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
The final allocation of cash paid for the Viking Distributors 2013 is summarized as follows(in thousands):

	(as initially reported) Jun 29, 2013	Measurement Period Adjustments	(as adjusted) Jun 29, 2013
Current assets	$21,390	$(3,599)	$17,791
Property, plant and equipment	1,318	—	1,318
Goodwill	1,709	3,599	5,308
Current liabilities	(804)	—	(804)

Net assets acquired and liabilities assumed	$23,613	$—	$23,613

Forgiveness of liabilities owed to Viking	(8,697)	—	(8,697)

Consideration paid at closing	$14,916	$—	$14,916

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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Oct 15, 2013	Preliminary Measurement Period Adjustments	(as adjusted) Oct 15, 2013
Current assets	$5,638	$(50)	$5,588
Property, plant and equipment	182	—	182
Goodwill	5,943	50	5,993
Other intangibles	4,333	—	4,333
Other assets	4	—	4
Current liabilities	(3,979)	—	(3,979)
Other non-current liabilities	(875)	—	(875)

Consideration paid at closing	$11,246	$—	$11,246

Deferred payments	1,067	—	1,067

Net assets acquired and liabilities assumed	$12,313	$—	$12,313
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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Dec 17, 2013	Preliminary Measurement Period Adjustments	(as adjusted) Dec 17, 2013
Cash	$857	$—	$857
Deferred tax asset	50	79	129
Current assets	13,127	1,075	14,202
Property, plant and equipment	1,735	(312)	1,423
Goodwill	45,056	(2,824)	42,232
Other intangibles	30,000	—	30,000
Other assets	—	(556)	(556)
Current liabilities	(5,013)	2,942	(2,071)
Long-term tax liabilities	(10,811)	(404)	(11,215)
Other non-current liabilities	(1)	—	(1)

Net assets acquired and liabilities assumed	$75,000	$—	$75,000

The net long term deferred tax liability is comprised primarily of $11.1 million of book basis in excess of tax basis related to identifiable intangible assets.

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

Market Forge
On January 7, 2014, the company completed its acquisition of certain assets of Market Forge Industries, Inc. (“Market Forge”), a leading manufacturer of steam cooking equipment for the commercial foodservice industry, for a purchase price of approximately $7.0 million. During the first quarter of 2014, the company finalized the working capital provision provided for by the purchase agreement resulting in an additional payment to the seller of $0.2 million. Additional deferred payments amounting to $2.6 million were paid to the seller during the second quarter of 2014. A remaining amount of $0.4 million is expected to be paid during the third quarter of 2014. An additional payment is also due upon the achievement of certain financial targets.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Jan 7, 2014	Preliminary Measurement Period Adjustments	(as adjusted) Jan 7, 2014
Current assets	$2,051	$—	$2,051
Property, plant and equipment	120	—	120
Goodwill	5,252	367	5,619
Other intangibles	4,191	—	4,191
Current liabilities	(4,374)	(367)	(4,741)

Consideration paid at closing	$7,240	$—	$7,240

Deferred payments	3,000	—	3,000
Contingent consideration	$1,374	$39	$1,413

Net assets acquired and liabilities assumed	$11,614	$39	$11,653
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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Jan 31, 2014	Preliminary Measurement Period Adjustments	(as adjusted) Jan 31, 2014
Current assets	$35,909	$(6,078)	$29,831
Property, plant and equipment	2,000	(62)	1,938
Goodwill	7,552	6,145	13,697
Current liabilities	(1,005)	(5)	(1,010)

Net assets acquired and liabilities assumed	$44,456	$—	$44,456

Forgiveness of liabilities owed to Viking	(5,971)	—	(5,971)

Consideration paid at closing	$38,485	$—	$38,485
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

Process Equipment Solutions
On March 31, 2014 (subsequent to the first quarter of 2014), the company completed its acquisition of substantially all of the assets of Processing Equipment Solutions, Inc. ("PES"), a leading manufacturer of water jet cutting equipment for the food processing industry, for a purchase price of approximately $15.0 million. An additional payment is also due upon the achievement of certain financial targets.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) Mar 31, 2014
Current assets	$2,211
Property, plant and equipment	3,493
Goodwill	10,792
Other intangibles	1,600
Other assets	21
Current liabilities	(3,117)

Consideration paid at closing	$15,000

Contingent consideration	$2,301

Net assets acquired and liabilities assumed	$17,301
The goodwill is subject to the non-amortization provisions of ASC 350. Other intangibles includes $0.9 million allocated to customer relationships, $0.6 million allocated to developed technology and $0.1 million allocated to backlog, which are being amortized over periods of 3 years, 7 years and 3 months, respectively. Goodwill and other intangibles of PES are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
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

3)	Stock Split
In June 2014, the company’s Board of Directors approved a three-for-one split of the company’s common stock in the form of a stock dividend.  The stock split was paid on June 27, 2014 to shareholders of record as of June 16, 2014.  The company’s stock began trading on a split-adjusted basis on June 27, 2014. The stock split effectively tripled the number of shares outstanding at June 27, 2014.  All references in the accompanying condensed consolidated financial statements and notes thereto to net earnings per share and the number of shares have been adjusted to reflect this stock split.

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

5)	Recently Issued Accounting Standards
In January 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This update provides clarification on the disclosure requirements related to recognized derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and lending transactions. This update is effective for annual reporting periods and corresponding interim periods beginning on or after January 1, 2013, and retrospective application is required. The adoption of this guidance did not have an impact on the company's financial position, results of operations and cash flows.
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
In May 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This update changes the criteria for determining which disposals can be presented as discontinued operations and requires expanded disclosures. Under ASU No. 2014-08, a disposal of a component of an entity or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. This update is effective for annual and corresponding interim reporting periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued. The company is evaluating the impact the application of this ASU will have on the company’s financial position, results of operations and cash flows.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This update amends the current guidance on revenue recognition related to contracts with customers. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This update is effective for annual and corresponding interim reporting periods beginning on or after December 15, 2016. Early adoption is not permitted. This update provides for two transition methods to the new guidance: a full retrospective or a modified retrospective adoption. The company is evaluating the transition methods and the impact the application of this ASU will have on the company’s financial position, results of operations and cash flows.
In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation”. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update is effective for annual and corresponding interim reporting periods beginning on or after December 15, 2015. Early adoption is permitted. The company is evaluating the impact the application of this ASU will have on the company’s financial position, results of operations and cash flows.

6)	Other Comprehensive Income
The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income."
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of December 28, 2013	$(5,885)	$(2,120)	$(630)	$(8,635)
Other comprehensive income before reclassification	3,430	(19)	417	3,828
Amounts reclassified from accumulated other comprehensive income	—	—	(414)	(414)
Net current-period other comprehensive income	$3,430	$(19)	$3	$3,414
Balance as of June 28, 2014	$(2,455)	$(2,139)	$(627)	$(5,221)
(1) All amounts are net of tax.

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jun 28, 2014	Jun 29, 2013	Jun 28, 2014	Jun 29, 2013
Net earnings	$48,405	$37,163	$81,850	$63,065
Currency translation adjustment	1,856	(3,281)	3,430	(7,965)
Pension liability adjustment, net of tax	38	74	(19)	240
Unrealized gain on interest rate swaps, net of tax	(261)	1,218	3	912
Comprehensive income	$50,038	$35,174	$85,264	$56,252

7)	Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventories at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $28.4 million at June 28, 2014 and $22.3 million at December 28, 2013 and represented approximately 10.9% and 10.1% of the total inventory at each respective period. The amount of LIFO reserve at June 28, 2014 and December 28, 2013 was not material. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at June 28, 2014 and December 28, 2013 are as follows:

	Jun 28, 2014	Dec 28, 2013
	(in thousands)
Raw materials and parts	$116,697	$110,310
Work-in-process	18,158	20,448
Finished goods	125,178	89,358
	$260,033	$220,116

8)	Goodwill
Changes in the carrying amount of goodwill for the six months ended June 28, 2014 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 28, 2013	$444,321	$127,872	$115,762	$687,955
Goodwill acquired during the year	5,619	10,792	13,697	30,108
Measurement period adjustments to goodwill acquired in prior year	(2,774)	—	1,626	(1,148)
Exchange effect	1,911	439	—	2,350
Balance as of June 28, 2014	$449,077	$139,103	$131,085	$719,265

9)	Accrued Expenses
Accrued expenses consist of the following:

	Jun 28, 2014	Dec 28, 2013
	(in thousands)
Accrued payroll and related expenses	$44,630	$56,544
Advanced customer deposits	26,142	31,276
Accrued warranty	25,623	20,826
Accrued customer rebates	18,254	26,947
Accrued product liability and workers compensation	14,978	15,355
Product recall	13,007	2,480
Accrued agent commission	12,242	9,767
Contingent consideration	10,174	8,628
Accrued professional services	6,741	7,441
Accrued sales and other tax	6,404	5,762
Other accrued expenses	24,370	28,433
	$202,565	$213,459

10)	Warranty Costs
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
A rollforward of the warranty reserve is as follows:

Six Months Ended
Jun 28, 2014
(in thousands)
Balance as of December 28, 2013	$20,826
Warranty reserve related to acquisitions	328
Warranty expense	23,286
Warranty claims	(18,817)
Balance as of June 28, 2014	$25,623

11)	Financing Arrangements

	Jun 28, 2014	Dec 28, 2013
	(in thousands)
Senior secured revolving credit line	$583,000	$568,600
Foreign loans	9,398	2,680
Other debt arrangement	300	318
Total debt	$592,698	$571,598
Less: Current maturities of long-term debt	8,210	1,408
Long-term debt	$584,488	$570,190
On August 7, 2012, the company entered into a new senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of June 28, 2014, the company had $583.0 million of borrowings outstanding under this facility. The company also had $10.5 million in outstanding letters of credit as of June 28, 2014, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $406.5 million at June 28, 2014.
At June 28, 2014, borrowings under the senior secured credit facility were assessed at an interest rate of 1.50% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At June 28, 2014 the average interest rate on the senior debt amounted to 1.64%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of June 28, 2014.
In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  These facilities included a revolving credit facility and term loan. At June 28, 2014 these facilities amounted to $2.4 million in U.S. dollars, including $1.0 million outstanding under a revolving credit facility and $1.4 million under a term loan. The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 2.90% on June 28, 2014. At June 28, 2014, the interest rate assessed on the term loan was 4.55%. The term loan matures in 2022.
In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  At June 28, 2014 these facilities amounted to $0.4 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At June 28, 2014, the average interest rate on these facilities was approximately 4.41%. The facilities are secured by outstanding accounts receivable collectible within six months.
In October 2013, the company completed its acquisition of substantially all of the assets of Celfrost Innovations Pvt. Ltd. in India.  At the time of the acquisition a local credit facility, denominated in Indian Rupee, was established to fund local working capital needs. At June 28, 2014, the facility amounted to $2.1 million in U.S. dollars. At June 28, 2014, borrowings under the facility were assessed at an interest rate at 1.25% above the Reserve Bank of India's base rate for long-term borrowings. At June 28, 2014, the average interest rate on this facility was approximately 11.00%.
In March 2014, Cozzini do Brazil LTDA entered into a local credit facility, denominated in Brazilian Real, to fund local working capital needs.   At June 28, 2014, the facility amounted to $4.5 million in U.S. dollars and was assessed an interest rate of 1.50% above the Brazilian central bank CDI Rate. At June 28, 2014, the interest rate assessed on this facility was 12.30%. This local credit facility matures on March 28, 2015.
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

The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations. The upfront cash payment is the amount that a market participant would be able to lend at June 28, 2014 to achieve sufficient cash inflows to cover the cash outflows under the company’s senior revolving credit facility assuming the facility was outstanding in its entirety until maturity. Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s senior revolving credit facility in August 2017. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods. The carrying value and estimated aggregate fair value, a level 2 measurement, based primarily on market prices, of debt is as follows (in thousands):

	Jun 28, 2014		Dec 28, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$592,698	$592,698	$571,598	$571,598
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of June 28, 2014, the company had the following interest rate swaps in effect:

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

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; and enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the Company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At June 28, 2014, the company was in compliance with all covenants pursuant to its borrowing agreements.

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
Foreign Exchange: The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward contracts outstanding at June 28, 2014. The fair value of the forward contracts was a loss of less than $0.1 million at the end of the second quarter of 2014.

Sell		Purchase		Maturity
10,000,000	British Pounds	12,490,632	Euro Dollars	September 26, 2014
7,600,000	British Pounds	9,490,509	Euro Dollars	September 26, 2014
5,000,000	British Pounds	6,223,860	Euro Dollars	September 26, 2014
5,500,000	Euro Dollars	7,487,150	US Dollars	September 26, 2014
10,000,000	Euro Dollars	13,612,000	US Dollars	September 26, 2014
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of June 28, 2014, the fair value of these instruments was a liability of $1.5 million. The change in fair value of these swap agreements in the first six months of 2014 was a loss of less than $0.1 million, net of taxes.
The following tables summarize the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Jun 28, 2014	Dec 28, 2013
Fair value	Other non-current liabilities	$(1,484)	$(1,471)

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Six Months Ended
	Presentation of Gain/(loss)	Jun 28, 2014	Jun 29, 2013	Jun 28, 2014	Jun 29, 2013
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$(1,008)	$1,509	$(1,111)	$608
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(572)	$(521)	$(1,115)	$(912)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$(48)	$39	$(17)	$34
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
The Food Processing Equipment Group manufactures preparation, cooking, packaging food handling and food safety equipment for the food processing industry. This business segment has manufacturing operations in Georgia, Illinois, Iowa, North Carolina, Texas, Virginia, Wisconsin, Australia, France, Germany and Mexico. Principal product lines of this group include batch ovens, belt ovens, continuous processing ovens, frying systems, automated thermal processing systems, automated loading and unloading systems, meat presses, breading, battering, mixing, forming, grinding and slicing equipment, water jet cutting equipment, food suspension, reduction and emulsion systems, defrosting equipment, packaging and food safety equipment. These products are sold and marketed under the brand names: Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Danfotech, Drake, Maurer-Atmos, MP Equipment, PES, RapidPak, Spooner Vicars and Stewart Systems.
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
Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jun 28, 2014		Jun 29, 2013		Jun 28, 2014		Jun 29, 2013
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$263,899	62.1%	$223,042	61.3%	$497,949	62.4%	$420,404	60.8%
Food Processing	89,943	21.2	81,936	22.5	165,529	20.8	153,374	22.2
Residential Kitchen	70,934	16.7	58,823	16.2	133,776	16.8	117,474	17.0
Total	$424,776	100.0%	$363,801	100.0%	$797,254	100.0%	$691,252	100.0%

The following table summarizes the results of operations for the company's business segments(1) (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
Three Months Ended June 28, 2014
Net sales	$263,899	$89,943	$70,934	$—	$424,776
Income (loss) from operations	69,743	16,988	4,787	(15,779)	75,739
Depreciation and amortization expense	4,903	2,249	3,232	409	10,793
Net capital expenditures	2,223	1,352	180	—	3,755

Six Months Ended June 28, 2014
Net sales	$497,949	$165,529	$133,776	$—	$797,254
Income (loss) from operations	124,705	29,110	4,994	(27,137)	131,672
Depreciation and amortization expense	9,787	4,370	6,323	834	21,314
Net capital expenditures	4,466	1,801	719	—	6,986

Total assets	$1,025,374	$322,864	$496,324	$81,537	$1,926,099

Three Months Ended June 29, 2013
Net sales	$223,042	$81,936	$58,823	$—	$363,801
Income (loss) from operations	57,392	13,625	3,916	(14,608)	60,325
Depreciation and amortization expense	4,894	2,131	4,365	404	11,794
Net capital expenditures	3,284	1,292	(418)	15	4,173

Six Months Ended June 29, 2013
Net sales	$420,404	$153,374	$117,474	$—	$691,252
Income (loss) from operations	107,142	25,105	(3,325)	(26,402)	102,520
Depreciation and amortization expense	9,269	4,156	11,584	808	25,817
Net capital expenditures	4,786	2,140	1,069	101	8,096

Total assets	$887,938	$298,890	$441,112	$82,611	$1,710,551

(1)Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)Includes corporate and other general company assets and operations.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Jun 28, 2014	Jun 29, 2013
United States and Canada	$129,922	$105,550
Asia	5,267	3,855
Europe and Middle East	16,904	14,655
Latin America	1,942	1,418
Total international	$24,113	$19,928
	$154,035	$125,478
Net sales (in thousands):

	Three Months Ended		Six Months Ended
	Jun 28, 2014	Jun 29, 2013	Jun 28, 2014	Jun 29, 2013
United States and Canada	$295,374	$272,672	$554,474	$514,729
Asia	46,277	24,021	80,083	44,407
Europe and Middle East	55,436	46,752	115,241	89,216
Latin America	27,689	20,356	47,456	42,900
Total international	$129,402	$91,129	$242,780	$176,523
	$424,776	$363,801	$797,254	$691,252

14)	Employee Retirement Plans

(a)	Pension Plans
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

15)	Acquisition Integration Initiatives

During the first quarter of 2013, the company began making decisions and taking actions to improve certain of the operations of Viking, purchased on December 31, 2012. These initiatives included organizational restructuring and headcount reductions, consolidation and disposition of certain facilities and business operations, and discontinuation of certain products. During the six months ended June 28, 2014, the company recorded expense in the amount of $4.0 million for these initiatives, which is reflected in the general and administrative expenses in the consolidated statements of earnings for such period. The costs and corresponding reserve balances are summarized as follows (in thousands):

	Severance/Benefits	Inventory/Product	Facilities/Operations	Other	Total
Balance as of December 28, 2013	$1,619	$584	$77	$108	$2,388
Expenses	3,640	44	299	—	3,983
Payments	(3,413)	(392)	(307)	(19)	(4,131)
Balance as of June 28, 2014	$1,846	$236	$69	$89	$2,240

The company anticipates that all obligations will be satisfied by the end of the fiscal year 2014. As of June 28, 2014, the company believes the remaining reserve balance is adequate to cover the remaining costs identified.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended					Six Months Ended
	Jun 28, 2014		Jun 29, 2013			Jun 28, 2014		Jun 29, 2013
	Sales	Percent	Sales		Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$263,899	62.1%	$223,042		61.3%	$497,949	62.4%	$420,404	60.8%
Food Processing	89,943	21.2	81,936		22.5	165,529	20.8	153,374	22.2
Residential Kitchen	70,934	16.7	58,823	—	16.2	133,776	16.8	117,474	17.0
Total	$424,776	100.0%	$363,801		100.0%	$797,254	100.0%	$691,252	100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods.

	Three Months Ended		Six Months Ended
	Jun 28, 2014	Jun 29, 2013	Jun 28, 2014	Jun 29, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.9	62.5	61.2	62.7
Gross profit	39.1	37.5	38.8	37.3
Selling, general and administrative expenses	21.3	20.9	22.3	22.5
Income from operations	17.8	16.6	16.5	14.8
Net interest expense and deferred financing amortization	1.0	1.1	1.0	1.1
Other expense, net	—	0.2	0.1	0.1
Earnings before income taxes	16.8	15.3	15.4	13.6
Provision for income taxes	5.4	5.1	5.1	4.5
Net earnings	11.4%	10.2%	10.3%	9.1%

 Three Months Ended June 28, 2014 as compared to Three Months Ended June 29, 2013

NET SALES. Net sales for the second quarter of fiscal 2014 were $424.8 million as compared to $363.8 million in the second quarter of 2013. Of the $61.0 million increase in net sales, $21.1 million, or 5.8%, was attributable to acquisition growth, resulting from the fiscal 2013 acquisitions of Celfrost and Wunder-Bar and the fiscal 2014 acquisitions of Market Forge and PES. Excluding acquisitions, net sales increased $39.9 million, or 11.0%, from the prior year, reflecting a net sales increase of 10.2% at the Commercial Foodservice Equipment Group, 6.2% at the Food Processing Equipment Group and 20.6% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $40.9 million, or 18.3%, to $263.9 million in the second quarter of 2014 as compared to $223.0 million in the prior year quarter. Net sales resulting from the acquisitions of Celfrost, Wunder-Bar and Market Forge, which were acquired on October 15, 2013, December 17, 2013 and January 7, 2014, respectively, accounted for an increase of $18.2 million during the second quarter of 2014. Excluding the impact of these acquisitions, net sales of the Commercial Foodservice Equipment Group increased $22.7 million, or 10.2% as compared to the prior year quarter. International sales increased $18.7 million, or 30.6%, to $79.9 million, as compared to $61.2 million in the prior year quarter. This includes an increase of $8.9 million from the recent acquisitions. Excluding the acquisitions, the net increase of $9.8 million, or 16.0%, in international sales reflects growth in Europe, Mid-East and Asia. Domestically, the company realized a sales increase of $22.2 million, or 13.7%, to $184.0 million, as compared to $161.8 million in the prior year quarter. This includes an increase of $9.3 million from the recent acquisitions. Excluding the acquisitions, the net increase of $12.9 million, or 8.0%, in domestic sales includes continued growth with customer initiatives to improve efficiencies in restaurant operations by adopting new cooking and warming technologies and general improvements in market conditions.

•
Net sales of the Food Processing Equipment Group increased by $8.0 million, or 9.8%, to $89.9 million in the second quarter of 2014 as compared to $81.9 million in the prior year quarter. Net sales resulting from the acquisition of PES, which was acquired on March 31, 2014 (subsequent to the end of the first quarter), accounted for an increase of $2.9 million during the second quarter of 2014. Excluding the impact of this acquisition, net sales of the Food Processing Equipment Group increased $5.1 million, or 6.2% as compared to the prior year quarter. The increase in sales reflects expansion of food processing operations to support growing global demand and initiatives to upgrade food processing operations to more efficient and cost effective equipment.

•
Net sales of the Residential Kitchen Equipment Group increased by $12.1 million, or 20.6%, to $70.9 million in the second quarter of 2014 as compared to $58.8 million in the prior year quarter. Sales were favorably impacted by distributor acquisitions which included the additional sales markup on Viking product sales reported by the acquired distributors.

GROSS PROFIT. Gross profit increased to $166.2 million in the second quarter of 2014 from $136.6 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate increased from 37.5% in the second quarter of 2013 to 39.1% in the second quarter of 2014. The net increase in the gross margin rate reflects the benefit of acquisition integration initiatives.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $15.8 million, or 16.8%, to $109.6 million in the second quarter of 2014 as compared to $93.8 million in the prior year quarter. The gross margin rate decreased to 41.5% as compared to 42.1% in the prior year quarter. The gross margin rate reflected the impact of sales mix and lower margins at newly acquired companies. Gross profit from the acquisitions of Celfrost, Wunder-Bar and Market Forge accounted for approximately $6.3 million of the increase in gross profit. Excluding the recent acquisitions, gross profit increased by approximately $9.5 million on higher sales volumes.

•
Gross profit at the Food Processing Equipment Group increased by $5.8 million, or 20.9%, to $33.6 million in the second quarter of 2014 as compared to $27.8 million in the prior year quarter. The gross margin rate increased to 37.4% as compared to 33.9% in the prior year quarter. Gross profit from the acquisition of PES, accounted for approximately $1.6 million of the increase. Excluding the recent acquisition, gross profit increased by approximately $4.2 million as the company realized the favorable impact of ongoing integration initiatives from previously acquired companies.

•
Gross profit at the Residential Kitchen Equipment Group increased by $5.1 million, or 27.9%, to $23.4 million in the second quarter of 2014 as compared to $18.3 million in the prior year quarter. The gross margin rate increased to 33.0% as compared to 31.1% in the prior year quarter. The gross margin rate increased as compared to the prior year quarter due to completed cost savings initiatives, however, these improvements were offset in part by the temporary impact of lower margins related to acquired distributor inventories sold during the second quarter and increased warranty reserves.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $76.2 million in the second quarter of 2013 to $90.4 million in the second quarter of 2014. As a percentage of net sales, operating expenses were 20.9% in the second quarter of 2013 as compared to 21.3% in the second quarter of 2014. Selling expenses increased from $38.6 million in the second quarter of 2013 to $48.1 million in the second quarter of 2014. Selling expenses reflect increased costs of $1.3 million associated with the Celfrost, Wunder-Bar, Market Forge and PES acquisitions. Selling expenses also reflect higher costs associated with the acquisition and addition of distribution operations for Viking, which amounted to approximately $4.9 million. Additionally, expenses increased $3.4 million related to increased wages and commissions on higher sales volumes. General and administrative expenses increased from $37.6 million in the second quarter of 2013 to $42.3 million in the second quarter of 2014. General and administrative expenses reflect $3.4 million of increased costs associated with the Celfrost, Wunder-Bar, Market Forge and PES acquisitions, including $0.9 million of non-cash intangible amortization expense. Additionally, expenses increased $1.8 million related to non-cash share based compensation. The second quarter also included $1.3 million of non-recurring charges associated with reorganization activities pertaining to the Residential Kitchen Equipment Group.
NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $4.2 million in the second quarter of 2014 as compared to $4.0 million in the second quarter of 2013 due to increased debt levels as a result of acquisition activities. Other expense was $0.2 million in the second quarter of 2014 as compared to $0.4 million in the prior year second quarter and consists primarily of foreign exchange gains and losses.
INCOME TAXES. A tax provision of $23.0 million, at an effective rate of 32.2%, was recorded during the second quarter of 2014, as compared to a $18.7 million provision at a 33.5% effective rate in the prior year quarter. In comparison to the prior year quarter, the tax provision reflects a lower effective rate on favorable adjustments to tax reserves.

Six Months Ended June 28, 2014 as compared to Six Months Ended June 29, 2013

NET SALES. Net sales for the six month period ended June 28, 2014 were $797.3 million as compared to $691.3 million in the six month period ended June 29, 2013. Of the $106.0 million increase in net sales, $39.9 million, or 5.8%, was attributable to acquisition growth, resulting from the fiscal 2013 acquisitions of Celfrost and Wunder-Bar and the fiscal 2014 acquisitions of Market Forge and PES. Excluding acquisitions, net sales increased $66.1 million, or 9.6%, from the prior year, reflecting a net sales increase of 9.6% at the Commercial Foodservice Equipment Group, 6.0% at the Food Processing Equipment Group and 13.9% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $77.5 million or 18.4% to $497.9 million in the six month period ended June 28, 2014, as compared to $420.4 million in the prior year period. Net sales resulting from the acquisitions of Celfrost, Wunder-Bar and Market Forge, which were acquired on October 15, 2013, December 17, 2013 and January 7, 2014, respectively, accounted for an increase of $37.0 million during the six month period ended June 28, 2014. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $40.5 million, or 9.6%, as compared to the prior year period. International sales increased $30.7 million, or 25.8%, to $149.5 million, as compared to $118.8 million in the prior year period. This includes an increase of $19.1 million from the recent acquisitions. Excluding acquisitions, the net increase of $11.6 million, or 9.8%, in international sales reflects strong growth in emerging markets due to expansion of restaurant chains. Domestically, the company also realized a sales increase of $46.8 million, or 15.5%, to $348.4 million, as compared to $301.6 million in the prior year period. This includes an increase of $17.9 million from recent acquisitions. Excluding the acquisitions, the net increase of $28.9 million, or 9.6%, in domestic sales includes continued growth with customer initiatives to improve efficiencies in restaurant operations by adopting new cooking and warming technologies and general improvements in market conditions.

•
Net sales of the Food Processing Equipment Group increased by $12.1 million or 7.9% to $165.5 million in the six month period ended June 28, 2014, as compared to $153.4 million in the prior year period.  Net sales from the acquisition of PES which was acquired on March 31, 2014 (subsequent to the end of the first quarter), accounted for an increase of $2.9 million during the six month period ended June 28, 2014.  Excluding the impact of this acquisition, net sales of the Food Processing Equipment Group increased $9.2 million, or 6.0%. The increase in sales reflects expansion of food processing operations to support growing global demand and initiatives to upgrade food processing operations to more efficient and cost effective equipment.

•
Net sales of the Residential Kitchen Equipment Group increased by $16.3 million or 13.9% to $133.8 million in the six month period ended June 28, 2014, as compared to $117.5 million in the prior year period.

GROSS PROFIT. Gross profit increased to $309.2 million in the six month period ended June 28, 2014 from $257.8 million in prior year period. The gross margin rate increased from 37.3% in six month period ended June 29, 2013 to 38.8% in the current year period. The net increase in the gross margin rate reflects the benefit of acquisition integration initiatives.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $28.8 million, or 16.4%, to $204.2 million in the six month period ended June 28, 2014 as compared to $175.4 million in the prior year period. The gross margin rate declined to 41.0% as compared to 41.7% in the prior year period. Gross profit from the acquisitions of Celfrost, Wunder-Bar and Market Forge accounted for approximately $12.1 million of the increase in gross profit during the period. Excluding the recent acquisitions, gross profit increased by approximately $16.7 million on higher sales volumes.

•
Gross profit at the Food Processing Equipment Group increased by $8.6 million, or 16.8%, to $59.9 million in the six month period ended June 28, 2014 as compared to $51.3 million in the prior year period.  Gross profit margin rate increased to 36.2% as compared to 33.4% in the prior year period. Gross profit from the acquisition of PES accounted for approximately $1.6 million of the increase. Excluding the recent acquisitions, gross profit increased by approximately $7.0 million as the company realized the favorable impact of ongoing integration initiatives from previously acquired companies.

•
Gross Profit at the Residential Kitchen Equipment Group increased by $9.8 million, or 28.0%, to $44.8 million in the six month period ended June 28, 2014 as compared to $35.0 million in the prior year period. The gross margin rate increased to 33.5% as compared to 29.8% in the prior year period. The gross margin rate improvement reflects the impact of acquisition integration and cost reduction initiatives completed in 2013 and 2014.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $155.3 million in the six month period ended June 29, 2013 to $177.5 million in the six month period ended June 28, 2014.  As a percentage of net sales, operating expenses were 22.5% in the six month period ended June 29, 2013 as compared to 22.3% in the six month period ended June 28, 2014. Selling expenses increased from $74.8 million in the six month period ended June 29, 2013 to $95.1 million in the six month period ended June 28, 2014. Selling expenses reflected increased costs of $2.8 million associated with the Celfrost, Wunder-Bar, Market Forge and PES acquisitions. Selling expenses also reflect higher costs associated with the acquisition and addition of distribution operations for Viking, which amounted to approximately $14.2 million. Additionally, expenses increased $3.3 million related to increased commissions on higher sales volumes. General and administrative expenses increased from $80.5 million in the six month period ended June 29, 2013 to $82.4 million in the six month period ended June 28, 2014. General and administrative expenses reflect $6.0 million of increased costs associated with the Celfrost, Wunder-Bar, Market Forge and PES acquisitions, including $1.5 million of non-cash intangible amortization expense. Additionally, expenses increased $1.4 million in professional services fees. These increases were offset by a reduction of $5.1 million in non-cash intangible amortization expense. The six month period ended June 28, 2014 also included $4.0 million of non-recurring charges associated with reorganization activities pertaining to the Residential Kitchen Equipment Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $8.2 million in the six month period ended June 28, 2014, as compared to $7.5 million in the prior year period, due to increased debt levels as a result of acquisition activities. Other expense was $1.1 million in the six month period ended June 28, 2014, as compared to $0.6 million in the prior year period, and consists primarily of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $40.6 million, at an effective rate of 33.2%, was recorded during the six month period ended June 28, 2014, as compared to $31.4 million at an effective rate of 33.2%, in the prior year period.  In comparison to the prior year, the tax provision reflects a similar effective rate on an increased international tax provision resulting from increased earnings in higher rate jurisdictions, a decrease in permanent tax benefits and favorable adjustments to tax reserves.

Financial Condition and Liquidity
During the six months ended June 28, 2014, cash and cash equivalents decreased by $4.6 million to $32.3 million at June 28, 2014 from $36.9 million at December 28, 2013. Net borrowings increased from $571.6 million at December 28, 2013 to $592.7 million at June 28, 2014.
OPERATING ACTIVITIES. Net cash provided by operating activities was $61.7 million for the six months ended June 28, 2014 compared to net cash provided by operating activities of $24.0 million for the six months ended June 29, 2013 due primarily to increased earnings and the favorable cash impact of reduced deferred taxes.
During the six months ended June 28, 2014, working capital levels changed due to increased working capital needs. These changes in working capital levels included a $20.3 million increase in accounts receivable, due to increased sales volume and distribution channel changes at the Residential Kitchen Equipment Group. Inventory increased $10.6 million due to several factors including increased order rates, investments in inventories in growing international markets, and investments in inventories at the Residential Kitchen Equipment Group in connection with the acquisition and establishment of company owned distribution operations. Prepaid expenses and other assets increased $8.1 million primarily related to an increase in prepaid taxes. Changes in working capital also included a $26.7 million decrease in accrued expenses and other non-current liabilities primarily related to payments of annual rebate programs and incentive obligations in the first half of 2014, and partially offset by increased reserves for warranty liabilities.
INVESTING ACTIVITIES. During the six months ended June 28, 2014, net cash used in investing activities included $60.7 million related to the acquisitions of Market Forge, Viking Distributors 2014 and PES and $7.0 million of additions of production equipment.
FINANCING ACTIVITIES. Net cash flows provided by financing activities were $1.8 million during the six months ended June 28, 2014. The company’s borrowing activities included the $14.4 million of net proceeds under its $1.0 billion revolving credit facility, primarily to fund the acquisitions of Market Forge, Viking Distributors 2014 and PES.
Financing activities also included 25.0 million of excess tax benefits associated with the vesting of restricted stock grants.
The company used $44.3 million to repurchase 155,211 shares of its common stock that were surrendered to the company by employees in lieu of cash for payment for withholding taxes related to restricted stock vestings that occurred during the six months ended June 28, 2014.
At June 28, 2014, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, acquisitions, product development and integration expenditures for the foreseeable future.
Recently Issued Accounting Standards
In January 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This update provides clarification on the disclosure requirements related to recognized derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and lending transactions. This update is effective for annual reporting periods and corresponding interim periods beginning on or after January 1, 2013, and retrospective application is required. The adoption of this guidance did not have an impact on the company's financial position, results of operations and cash flows.
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

In May 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This update changes the criteria for determining which disposals can be presented as discontinued operations and requires expanded disclosures. Under ASU No. 2014-08, a disposal of a component of an entity or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. This update is effective for annual and corresponding interim reporting periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued. The company is evaluating the impact the application of this ASU will have on the company’s financial position, results of operations and cash flows.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This update amends the current guidance on revenue recognition related to contracts with customers. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This update is effective for annual and corresponding interim reporting periods beginning on or after December 15, 2016. Early adoption is not permitted. This update provides for two transition methods to the new guidance: a full retrospective or a modified retrospective adoption. The company is evaluating the transition methods and the impact the application of this ASU will have on the company’s financial position, results of operations and cash flows.
In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation”. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update is effective for annual and corresponding interim reporting periods beginning on or after December 15, 2015. Early adoption is permitted. The company is evaluating the impact the application of this ASU will have on the company’s financial position, results of operations and cash flows.
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
At the Food Processing Equipment Group, the company enters into long-term sales contracts for certain products that are often significant relative to the business. Revenue under these long-term sales contracts is recognized using the percentage of completion method defined within ASC 605-35 “Construction-Type and Production-Type Contracts” due to the length of time to fully manufacture and assemble the equipment. The company measures revenue recognized based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. Because estimated labor hours to complete a project are based upon forecasts using the best available information, the actual hours may differ from original estimates. The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the company's financial statements and most accurately measures the matching of revenues with expenses. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements. Revenue for sales of products and services not covered by long-term sales contracts are recognized when risk of loss has passed to the customer, which occurs at the time of shipment or when services completed, and collectibility is reasonably assured. The sale prices of the products sold are fixed and determinable at the time of shipment. Sales are reported net of sales returns, sales incentives and cash discounts based on prior experience and other quantitative and qualitative factors.

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
Contractual Obligations
The company's contractual cash payment obligations as of June 28, 2014 are set forth below (in thousands):

	Amounts Due Sellers From Acquisitions	Debt	Estimated Interest on Debt	Operating Leases	Total Contractual Cash Obligations
Less than 1 year	$10,909	$8,210	$13,309	$11,509	$43,937
1-3 years	3,821	522	23,972	12,308	40,623
3-5 years	—	583,256	10,699	4,725	598,680
After 5 years	—	710	75	4,373	5,158
	$14,730	$592,698	$48,055	$32,915	$688,398
The company has obligations to make $14.7 million of purchase price payments to the sellers of Stewart, Nieco, Spooner Vicars, Celfrost, Market Forge and PES that represent deferred and contingent payments for these acquisitions.

As of June 28, 2014, the company had $583.0 million outstanding under its revolving credit line as part of its senior credit agreement. The average interest rate on this debt amounted to 1.64% at June 28, 2014. This facility matures in August of 2017. As of June 28, 2014, the company also has $9.4 million of debt outstanding under various foreign credit facilities. The estimated interest payments reflected in the table above assume that the level of debt and average interest rate on the company’s revolving credit line under its senior credit agreement does not change until the facility reaches maturity in August 2017. The estimated payments also assume that relative to the company’s foreign borrowings: all scheduled term loan payments are made; the level of borrowings does not change; and the average interest rates remain at their June 28, 2014 rates. Also reflected in the table above is $2.0 million of interest payments to be made related to the company’s interest rate swap agreements.
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

Twelve Month Period Ending	Variable Rate Debt

June 28, 2015	$8,210
June 28, 2016	394
June 28, 2017	128
June 28, 2018	583,128
June 28, 2019 and thereafter	838
$592,698
On August 7, 2012, the company entered into a new senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of June 28, 2014, the company had $583.0 million of borrowings outstanding under this facility. The company also has $10.5 million in outstanding letters of credit as of June 28, 2014, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $406.5 million at June 28, 2014.
At June 28, 2014, borrowings under the senior secured credit facility were assessed at an interest rate 1.50% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At June 28, 2014 the average interest rate on the senior debt amounted to 1.64%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of June 28, 2014.
In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  These facilities included a revolving credit facility and term loan. At June 28, 2014 these facilities amounted to $2.4 million in U.S. dollars, including $1.0 million outstanding under a revolving credit facility and $1.4 million under a term loan. The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 2.90% on June 28, 2014. At June 28, 2014, the interest rate assessed on the term loan was 4.55%. The term loan matures in 2022.
In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  At June 28, 2014 these facilities amounted to $0.4 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At June 28, 2014, the average interest rate on these facilities was approximately 4.41%. The facilities are secured by outstanding accounts receivable collectible within six months.
In October 2013, the company completed its acquisition of substantially all of the assets of Celfrost Innovations Pvt. Ltd. in India.  At the time of the acquisition a local credit facility, denominated in Indian Rupee, was established to fund local working capital needs. At June 28, 2014, the facility amounted to $2.1 million in U.S. dollars. At June 28, 2014, borrowings under the facility were assessed at an interest rate at 1.25% above the Reserve Bank of India's base rate for long-term borrowings. At June 28, 2014, the average interest rate on this facility was approximately 11.00%.
In March 2014, Cozzini do Brazil LTDA entered into a local credit facility, denominated in Brazilian Real, to fund local working capital needs.   At June 28, 2014, the facility amounted to $4.5 million in U.S. dollars and was assessed an interest rate of 1.50% above the Brazilian central bank CDI Rate. At June 28, 2014, the interest rate assessed on this facility was 12.30%. This local credit facility matures on March 28, 2015.
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of June 28, 2014 the company had the following interest rate swaps in effect:

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

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; and enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the Company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The potential loss on fair value for the company's debt obligations from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows. At June 28, 2014, the company was in compliance with all covenants pursuant to its borrowing agreements.
Financing Derivative Instruments
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of June 28, 2014, the fair value of these instruments was a liability of $1.5 million. The change in fair value of these swap agreements in the first six months of 2014 was a loss of less than $0.1 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.

Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The following table summarizes the forward contracts outstanding at June 28, 2014. The fair value of the forward contracts was a loss of less than $0.1 million at the end of the second quarter of 2014.

Sell		Purchase		Maturity
10,000,000	British Pounds	12,490,632	Euro Dollars	September 26, 2014
7,600,000	British Pounds	9,490,509	Euro Dollars	September 26, 2014
5,000,000	British Pounds	6,223,860	Euro Dollars	September 26, 2014
5,500,000	Euro Dollars	7,487,150	US Dollars	September 26, 2014
10,000,000	Euro Dollars	13,612,000	US Dollars	September 26, 2014

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
As of June 28, 2014, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended June 28, 2014, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the six months ended June 28, 2014, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
March 29 to April 26, 2014	—	$—	—	885,133
April 27 to May 24, 2014	—	—	—	885,133
May 25 to June 28, 2014	—	—	—	885,133
Quarter ended June 28, 2014	—	$—	—	885,133
In June 2014, the company’s Board of Directors approved a three-for-one split of the company’s common stock in the form of a stock dividend.  The stock split was paid on June 27, 2014 to shareholders of record as of June 16, 2014.  The company’s stock began trading on a split-adjusted basis on June 27, 2014. The stock split effectively tripled the number of shares outstanding at June 27, 2014.
In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of common shares in open market purchases. During 2013, the company's Board of Directors authorized the purchase of additional common shares in open market purchases. As of June 28, 2014, the total number of shares authorized for repurchase under the program is 4,570,266. As of June 28, 2014, 1,914,867 shares had been purchased under the 1998 stock repurchase program.

Item 6. Exhibits

Exhibits – The following exhibits are filed herewith:

Exhibit 3.1 –	Certificate of Amendment of the Restated Certificate of Incorporation of The Middleby Corporation, incorporated by reference to Exhibit 3.1 to the company's Form 8-K filed on May 8, 2014.

Exhibit 31.1 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 –	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended June 28, 2014, filed on August 7, 2014, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	August 7, 2014	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer