Form 10-Q
period 2014-09-27
MIDDLEBY CORP
filed 2014-11-06
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2014
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

As of October 31, 2014 there were 57,262,680 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED SEPTEMBER 27, 2014

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Sept 27, 2014	Dec 28, 2013
Current assets:
Cash and cash equivalents	$38,152	$36,894
Accounts receivable, net of reserve for doubtful accounts of $8,625 and $6,987	228,464	205,264
Inventories, net	260,005	220,116
Prepaid expenses and other	25,946	32,322
Prepaid taxes	629	801
Current deferred taxes	48,939	50,337
Total current assets	602,135	545,734
Property, plant and equipment, net of accumulated depreciation of $80,733 and $73,329	128,622	125,457
Goodwill	723,640	687,955
Other intangibles, net of amortization of $107,116 and $87,350	437,732	447,944
Long-term deferred tax assets	2,853	1,641
Other assets	18,935	10,475
Total assets	$1,913,917	$1,819,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$8,831	$1,408
Accounts payable	101,675	96,518
Accrued expenses	219,403	213,459
Total current liabilities	329,909	311,385
Long-term debt	506,552	570,190
Long-term deferred tax liability	68,446	61,433
Other non-current liabilities	45,992	37,851
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 62,079,592 and 62,035,207 shares issued in 2014 and 2013, respectively	144	144
Paid-in capital	304,811	268,229
Treasury stock, at cost; 4,816,912 and 4,661,701 shares in 2014 and 2013, respectively	(196,026)	(151,743)
Retained earnings	871,915	730,352
Accumulated other comprehensive loss	(17,826)	(8,635)
Total stockholders' equity	963,018	838,347
Total liabilities and stockholders' equity	$1,913,917	$1,819,206

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 27, 2014	Sept 28, 2013	Sept 27, 2014	Sept 28, 2013
Net sales	$404,289	$360,013	$1,201,543	$1,051,265
Cost of sales	241,909	218,575	730,013	651,985
Gross profit	162,380	141,438	471,530	399,280
Selling and distribution expenses	42,006	41,769	137,078	116,559
General and administrative expenses	40,428	32,181	122,834	112,713
Gain on litigation settlement	(6,519)	—	(6,519)	—
Income from operations	86,465	67,488	218,137	170,008
Interest expense and deferred financing amortization, net	3,895	4,249	12,051	11,729
Other expense, net	993	1,394	2,053	1,998
Earnings before income taxes	81,577	61,845	204,033	156,281
Provision for income taxes	21,864	20,903	62,470	52,274
Net earnings	$59,713	$40,942	$141,563	$104,007
Net earnings per share:
Basic	$1.05	$0.73	$2.50	$1.87
Diluted	$1.05	$0.73	$2.50	$1.86
Weighted average number of shares
Basic	56,866	56,179	56,729	55,706
Dilutive common stock equivalents[1]	2	48	2	260
Diluted	56,868	56,227	56,731	55,966
Comprehensive income	$47,108	$47,123	$132,372	$103,375

1 There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	Sept 27, 2014	Sept 28, 2013
Cash flows from operating activities--
Net earnings	$141,563	$104,007
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	31,934	35,017
Non-cash share-based compensation	11,635	8,895
Deferred taxes	13,647	2,507
Unrealized gain on derivative financial instruments	(8)	(27)
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(20,786)	(13,285)
Inventories, net	(10,458)	(18,758)
Prepaid expenses and other assets	6,660	(13,801)
Accounts payable	(151)	(5,419)
Accrued expenses and other liabilities	(9,654)	(15,551)
Net cash provided by operating activities	164,382	83,585
Cash flows from investing activities--
Additions to property and equipment	(10,107)	(11,056)
Sale of asset	—	7,000
Purchase of trade name	—	(5,000)
Acquisition of CookTek	—	(817)
Acquisition of Stewart	—	1,303
Acquisition of Viking, net of cash acquired	—	(361,731)
Acquisition of Viking Distributors 2013	—	(14,916)
Acquisition of Viking Distributors 2014	(38,485)	—
Acquisition of Wunder-Bar, net of cash acquired	(445)	—
Acquisition of Market Forge	(10,240)	—
Acquisition of PES	(15,000)	—
Acquisition of Concordia, net of cash acquired	(12,515)	—
Net cash used in investing activities	(86,792)	(385,217)
Cash flows from financing activities--
Net (repayments) proceeds under current revolving credit facilities	(63,400)	278,500
Net proceeds (repayments) under foreign bank loan	7,481	(1,208)
Net repayments under other debt arrangement	(26)	(23)
Repurchase of treasury stock	(44,283)	(3,586)
Excess tax benefit related to share-based compensation	24,947	19,194
Net proceeds from stock issuances	—	3,599
Net cash (used in) provided by financing activities	(75,281)	296,476
Effect of exchange rates on cash and cash equivalents	(1,051)	145
Changes in cash and cash equivalents--
Net increase (decrease) in cash and cash equivalents	1,258	(5,011)
Cash and cash equivalents at beginning of year	36,894	34,366
Cash and cash equivalents at end of period	$38,152	$29,355

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014
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
In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 27, 2014 and December 28, 2013, and the results of operations for the three and nine months ended September 27, 2014 and September 28, 2013 and cash flows for the nine months ended September 27, 2014 and September 28, 2013.

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
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $4.9 million and $3.0 million for the third quarter periods ended September 27, 2014 and September 28, 2013, respectively. Non-cash share-based compensation expense was $11.6 million and $8.9 million for the nine months ended periods ended September 27, 2014 and September 28, 2013, respectively.
During the first quarter ended March 29, 2014, the company issued 360,807 restricted shares under its 2011 Stock Incentive Plan. These amounts are contingent on the attainment of certain performance objectives. The aggregate grant-date fair value of these awards was $31.7 million, based on the closing share price of the company's stock at the date of the grant.

C)	Income Taxes
As of December 28, 2013, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $12.7 million (of which $11.1 million would impact the effective tax rate if recognized) plus approximately $2.0 million of accrued interest and $1.8 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of September 27, 2014, the company recognized a tax expense of $1.6 million for unrecognized tax benefits related to current year tax exposures.
It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that approximately $0.4 million of its currently remaining unrecognized tax benefits may be recognized over the next twelve months as a result of lapses of statutes of limitations.

A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States - federal	2012 – 2013
United States - states	2004 – 2013
Australia	2011 – 2013
Brazil	2010 – 2013
Canada	2009 – 2013
China	2004 – 2013
Czech Republic	2013
Denmark	2011 – 2013
France	2011 – 2013
Germany	2011 – 2013
India	2013
Italy	2009 – 2013
Luxembourg	2011 – 2013
Mexico	2009 – 2013
Philippines	2011 – 2013
South Korea	2009 – 2011
Spain	2009 – 2013
Taiwan	2008 – 2012
United Kingdom	2010 – 2013

D)	Fair Value Measures
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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of September 27, 2014
Financial Assets:
Pension plans	$27,972	$885	$—	$28,857

Financial Liabilities:
Interest rate swaps	$—	$578	$—	$578
Contingent consideration	$—	$—	$17,243	$17,243

As of December 28, 2013
Financial Assets:
Pension plans	$27,875	$621	$—	$28,496

Financial Liabilities:
Interest rate swaps	$—	$1,471	$—	$1,471
Contingent consideration	$—	$—	$10,063	$10,063
The contingent consideration at September 27, 2014 relates to the earnout provisions recorded in conjunction with the acquisitions of Stewart, Nieco, Spooner Vicars, Market Forge, PES and Concordia.
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
E)    Consolidated Statements of Cash Flows
Cash paid for interest was $11.1 million and $10.8 million for the nine months ended September 27, 2014 and September 28, 2013, respectively. Cash payments totaling $20.2 million and $28.1 million were made for income taxes for the nine months ended September 27, 2014 and September 28, 2013, respectively.

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
The goodwill and $3.1 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350 "Intangibles - Goodwill and Other." Other intangibles also includes $6.5 million allocated to customer relationships and $0.1 million allocated to backlog, which are being amortized over periods of 4 years and 3 months, respectively. Goodwill and other intangibles of Nieco are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
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

Celfrost

On October 15, 2013, the company completed its acquisition of substantially all of the assets of Celfrost Innovations Pvt. Ltd. ("Celfrost"), a preferred commercial foodservice equipment supplier in India with a broad line of cold side products such as professional refrigerators, coldrooms, ice machines and freezers marketed under the Celfrost brand for a purchase price of approximately $11.2 million. Additional deferred payments of approximately $1.1 million in aggregate are also due to the seller in equal installments on the first, second and third anniversary of the acquisition.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Oct 15, 2013	Preliminary Measurement Period Adjustments	(as adjusted) Oct 15, 2013
Current assets	$5,638	$(143)	$5,495
Property, plant and equipment	182	—	182
Goodwill	5,943	143	6,086
Other intangibles	4,333	—	4,333
Other assets	4	—	4
Current liabilities	(3,979)	—	(3,979)
Other non-current liabilities	(875)	—	(875)

Consideration paid at closing	$11,246	$—	$11,246

Deferred payments	1,067	—	1,067

Net assets acquired and liabilities assumed	$12,313	$—	$12,313
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

Wunder-Bar

On December 17, 2013, the company completed its acquisition of all of the capital stock of Automatic Bar Controls, Inc. ("Wunder-Bar"), a leading manufacturer of beverage dispensing systems for the commercial foodservice industry, for a purchase price of approximately $74.1 million, net of cash acquired. During the third quarter of 2014, the company finalized the working capital provision provided by the purchase agreement resulting in a return from the seller of $0.1 million. In July 2014, the company purchased additional assets related to Wunder-Bar for approximately $0.6 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Dec 17, 2013	Preliminary Measurement Period Adjustments	(as adjusted) Dec 17, 2013
Cash	$857	$—	$857
Deferred tax asset	50	78	128
Current assets	13,127	1,075	14,202
Property, plant and equipment	1,735	(312)	1,423
Goodwill	45,056	(3,223)	41,833
Other intangibles	30,000	—	30,000
Other assets	—	289	289
Current liabilities	(5,013)	2,942	(2,071)
Long-term tax liabilities	(10,811)	(404)	(11,215)
Other non-current liabilities	(1)	—	(1)

Net assets acquired and liabilities assumed	$75,000	$445	$75,445

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

Market Forge
On January 7, 2014, the company completed its acquisition of certain assets of Market Forge Industries, Inc. (“Market Forge”), a leading manufacturer of steam cooking equipment for the commercial foodservice industry, for a purchase price of approximately $7.0 million. During the first quarter of 2014, the company finalized the working capital provision provided for by the purchase agreement resulting in an additional payment to the seller of $0.2 million. Additional deferred payments of $3.0 million in aggregate were paid to the seller during the second and third quarters of 2014. An additional payment is also due upon the achievement of certain financial targets.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Jan 7, 2014	Preliminary Measurement Period Adjustments	(as adjusted) Jan 7, 2014
Current assets	$2,051	$—	$2,051
Property, plant and equipment	120	—	120
Goodwill	5,252	408	5,660
Other intangibles	4,191	—	4,191
Current liabilities	(4,374)	(408)	(4,782)

Consideration paid at closing	$7,240	$—	$7,240

Deferred payments	3,000	—	3,000
Contingent consideration	$1,374	$80	$1,454

Net assets acquired and liabilities assumed	$11,614	$80	$11,694
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

Process Equipment Solutions
On March 31, 2014, the company completed its acquisition of substantially all of the assets of Processing Equipment Solutions, Inc. ("PES"), a leading manufacturer of water jet cutting equipment for the food processing industry, for a purchase price of approximately $15.0 million. An additional payment is also due upon the achievement of certain financial targets. During the third quarter of 2014, the company finalized the working capital provision provided by the purchase agreement resulting in no adjustment to the original purchase price.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Mar 31, 2014	Preliminary Measurement Period Adjustments	(as adjusted) Mar 31, 2014
Current assets	$2,211	$—	$2,211
Property, plant and equipment	3,493	—	3,493
Goodwill	10,792	55	10,847
Other intangibles	1,600	—	1,600
Other assets	21	—	21
Current liabilities	(3,117)	(55)	(3,172)

Consideration paid at closing	$15,000	$—	$15,000

Contingent consideration	$2,301	55	2,356

Net assets acquired and liabilities assumed	$17,301	$55	$17,356
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

Concordia
On September 8, 2014, the company completed its acquisition of all of the capital stock of Concordia Coffee Company, Inc. ("Concordia"), a leading manufacturer of automated and self-service coffee and espresso machines for the commercial foodservice industry, for a purchase price of approximately $12.5 million, net of cash acquired. An additional payment is also due upon the achievement of certain financial targets. The purchase price is subject to adjustment based upon a working capital provision with the purchase agreement. The company expects to finalize this in the fourth quarter of 2014.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) Sep 8, 2014
Cash	$345
Current assets	3,767
Goodwill	11,255
Other intangibles	4,500
Current liabilities	(2,296)
Other non-current liabilities	(4,710)

Consideration paid at closing	$12,861

Contingent consideration	$4,710

Net assets acquired and liabilities assumed	$17,571
The goodwill and $3.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles includes $0.8 million allocated to customer relationships and $0.7 million allocated to developed technology, which are each being amortized over a period of 5 years. Goodwill and other intangibles of Concordia are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
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
In May 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This update changes the criteria for determining which disposals can be presented as discontinued operations and requires expanded disclosures. Under ASU No. 2014-08, a disposal of a component of an entity or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. This update is effective for annual and corresponding interim reporting periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued. The company is evaluating the impact the application of this ASU will have, if any, on the company’s financial position, results of operations and cash flows.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This update amends the current guidance on revenue recognition related to contracts with customers. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This update is effective for annual and corresponding interim reporting periods beginning on or after December 15, 2016. Early adoption is not permitted. This update provides for two transition methods to the new guidance: a full retrospective or a modified retrospective adoption. The company is evaluating the transition methods and the impact the application of this ASU will have, if any, on the company’s financial position, results of operations and cash flows.
In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation”. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update is effective for annual and corresponding interim reporting periods beginning on or after December 15, 2015. Early adoption is permitted. The company is evaluating the impact the application of this ASU will have, if any, on the company’s financial position, results of operations and cash flows.

6)	Other Comprehensive Income
The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income."
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of December 28, 2013	$(5,885)	$(2,120)	$(630)	$(8,635)
Other comprehensive income before reclassification	(9,737)	14	67	(9,656)
Amounts reclassified from accumulated other comprehensive income	—	—	465	465
Net current-period other comprehensive income	$(9,737)	$14	$532	$(9,191)
Balance as of September 27, 2014	$(15,622)	$(2,106)	$(98)	$(17,826)
(1) All amounts are net of tax.
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept 27, 2014	Sept 28, 2013	Sept 27, 2014	Sept 28, 2013
Net earnings	$59,713	$40,942	$141,563	$104,007
Currency translation adjustment	(13,167)	6,559	(9,737)	(1,406)
Pension liability adjustment, net of tax	33	(16)	14	224
Unrealized gain on interest rate swaps, net of tax	529	(362)	532	550
Comprehensive income	$47,108	$47,123	$132,372	$103,375

7)	Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventories at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $29.8 million at September 27, 2014 and $22.3 million at December 28, 2013 and represented approximately 11.5% and 10.1% of the total inventory at each respective period. The amount of LIFO reserve at September 27, 2014 and December 28, 2013 was not material. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at September 27, 2014 and December 28, 2013 are as follows:

	Sept 27, 2014	Dec 28, 2013
	(in thousands)
Raw materials and parts	$122,484	$110,310
Work-in-process	20,412	20,448
Finished goods	117,109	89,358
	$260,005	$220,116

8)	Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 27, 2014 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 28, 2013	$444,321	$127,872	$115,762	$687,955
Goodwill acquired during the year	16,915	10,847	13,697	41,459
Measurement period adjustments to goodwill acquired in prior year	(3,080)	—	1,626	(1,454)
Exchange effect	(1,691)	(2,629)	—	(4,320)
Balance as of September 27, 2014	$456,465	$136,090	$131,085	$723,640

9)	Accrued Expenses
Accrued expenses consist of the following:

	Sept 27, 2014	Dec 28, 2013
	(in thousands)
Accrued payroll and related expenses	$49,925	$56,544
Advanced customer deposits	26,483	31,276
Accrued warranty	24,321	20,826
Accrued customer rebates	22,784	26,947
Accrued product liability and workers compensation	14,484	15,355
Product recall	12,620	2,480
Accrued agent commission	12,007	9,767
Contingent consideration	9,311	8,628
Accrued sales and other tax	6,433	5,762
Accrued professional services	5,634	7,441
Other accrued expenses	35,401	28,433
	$219,403	$213,459

10)	Warranty Costs
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
A rollforward of the warranty reserve is as follows:

Nine Months Ended
Sept 27, 2014
(in thousands)
Balance as of December 28, 2013	$20,826
Warranty reserve related to acquisitions	516
Warranty expense	31,151
Warranty claims	(28,172)
Balance as of September 27, 2014	$24,321

11)	Financing Arrangements

	Sept 27, 2014	Dec 28, 2013
	(in thousands)
Senior secured revolving credit line	$505,200	$568,600
Foreign loans	9,891	2,680
Other debt arrangement	292	318
Total debt	$515,383	$571,598
Less: Current maturities of long-term debt	8,831	1,408
Long-term debt	$506,552	$570,190
On August 7, 2012, the company entered into a new senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of September 27, 2014, the company had $505.2 million of borrowings outstanding under this facility. The company also had $10.7 million in outstanding letters of credit as of September 27, 2014, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $484.1 million at September 27, 2014.
At September 27, 2014, borrowings under the senior secured credit facility were assessed at an interest rate of 1.50% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At September 27, 2014 the average interest rate on the senior debt amounted to 1.65%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of September 27, 2014.
In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  These facilities included a revolving credit facility and term loan. At September 27, 2014 these facilities amounted to $2.9 million in U.S. dollars, including $1.7 million outstanding under a revolving credit facility and $1.2 million under a term loan. The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 2.85% on September 27, 2014. At September 27, 2014, the interest rate assessed on the term loan was 4.55%. The term loan matures in 2022.
In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  At September 27, 2014 these facilities amounted to $0.4 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At September 27, 2014, the average interest rate on these facilities was approximately 3.28%. The facilities are secured by outstanding accounts receivable collectible within six months.
In October 2013, the company completed its acquisition of substantially all of the assets of Celfrost Innovations Pvt. Ltd. in India.  At the time of the acquisition a local credit facility, denominated in Indian Rupee, was established to fund local working capital needs. At September 27, 2014, the facility amounted to $2.4 million in U.S. dollars. At September 27, 2014, borrowings under the facility were assessed at an interest rate at 1.25% above the Reserve Bank of India's base rate for long-term borrowings. At September 27, 2014, the average interest rate on this facility was approximately 11.00%.
In March 2014, Cozzini do Brazil LTDA entered into a local credit facility, denominated in Brazilian Real, to fund local working capital needs.   At September 27, 2014, the facility amounted to $4.1 million in U.S. dollars and was assessed an interest rate of 1.50% above the Brazilian central bank CDI Rate. At September 27, 2014, the interest rate assessed on this facility was 12.31%. This local credit facility matures on March 28, 2015.
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

The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations. The upfront cash payment is the amount that a market participant would be able to lend at September 27, 2014 to achieve sufficient cash inflows to cover the cash outflows under the company’s senior revolving credit facility assuming the facility was outstanding in its entirety until maturity. Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s senior revolving credit facility in August 2017. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods. The carrying value and estimated aggregate fair value, a level 2 measurement, based primarily on market prices, of debt is as follows (in thousands):

	Sept 27, 2014		Dec 28, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$515,383	$515,383	$571,598	$571,598
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of September 27, 2014, the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date
$25,000,000	2.520%	2/23/2011	2/23/2016
$15,000,000	1.185%	9/12/2011	9/12/2016
$10,000,000	0.498%	2/11/2013	7/11/2015
$15,000,000	0.458%	2/11/2013	10/11/2015
$25,000,000	0.635%	2/11/2013	8/11/2016
$25,000,000	0.789%	2/11/2013	3/11/2017
$25,000,000	0.803%	2/11/2013	5/11/2017
$35,000,000	0.880%	2/11/2013	7/11/2017
$10,000,000	1.480%	9/11/2013	7/11/2017
$15,000,000	0.920%	3/11/2014	7/11/2017
$25,000,000	0.950%	3/11/2014	7/11/2017

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the Company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At September 27, 2014, the company was in compliance with all covenants pursuant to its borrowing agreements.

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
Foreign Exchange: The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward contracts outstanding at September 27, 2014. The fair value of the forward contracts was a loss of $0.1 million at the end of the third quarter of 2014.

Sell		Purchase		Maturity
10,000,000	British Pounds	12,763,242	Euro Dollars	January 2, 2015
5,000,000	British Pounds	6,375,843	Euro Dollars	January 2, 2015
7,600,000	British Pounds	9,708,738	Euro Dollars	January 2, 2015
5,500,000	Euro Dollars	7,013,050	US Dollars	January 2, 2015
10,000,000	Euro Dollars	12,747,000	US Dollars	January 2, 2015
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of September 27, 2014, the fair value of these instruments was a liability of $0.6 million. The change in fair value of these swap agreements in the first nine months of 2014 was a gain of $0.5 million, net of taxes.
The following tables summarize the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Sept 27, 2014	Dec 28, 2013
Fair value	Other non-current liabilities	$(578)	$(1,471)

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Presentation of Gain/(loss)	Sept 27, 2014	Sept 28, 2013	Sept 27, 2014	Sept 28, 2013
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$343	$(1,131)	$(768)	$(523)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(538)	$(528)	$(1,653)	$(1,440)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$25	$(7)	$8	$27
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
The Commercial Foodservice Equipment Group manufactures, sells, and distributes cooking equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in California, Illinois, Michigan, New Hampshire, North Carolina, Tennessee, Texas, Vermont, Washington, Australia, China, Denmark, Italy, the Philippines and the United Kingdom. Principal product lines of this group include conveyor ovens, ranges, steamers, convection ovens, combi-ovens, broilers and steam cooking equipment, induction cooking systems, baking and proofing ovens, charbroilers, catering equipment, fryers, toasters, hot food servers, food warming equipment, griddles, coffee and beverage dispensing equipment, professional refrigerators, coldrooms, ice machines, freezers and kitchen processing and ventilation equipment. These products are sold and marketed under the brand names: Anets, Beech, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, CTX, Carter-Hoffmann, Celfrost, Concordia, CookTek, Doyon, Frifri, Giga, Holman, Houno, IMC, Jade, Lang, Lincat, MagiKitch’n, Market Forge, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, Southbend, Star, Toastmaster, TurboChef, Viking, Wells and Wunder-Bar.
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
Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Sept 27, 2014		Sept 28, 2013		Sept 27, 2014		Sept 28, 2013
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$262,805	65.0%	$230,807	64.1%	$760,754	63.3%	$651,211	61.9%
Food Processing	75,219	18.6	71,209	19.8	240,748	20.0	224,583	21.4
Residential Kitchen	66,265	16.4	57,997	16.1	200,041	16.7	175,471	16.7
Total	$404,289	100.0%	$360,013	100.0%	$1,201,543	100.0%	$1,051,265	100.0%

The following table summarizes the results of operations for the company's business segments(1) (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
Three Months Ended September 27, 2014
Net sales	$262,805	$75,219	$66,265	$—	$404,289
Income (loss) from operations	71,775	15,485	6,624	(7,419)	86,465
Depreciation and amortization expense	4,928	2,091	3,201	400	10,620
Net capital expenditures	1,616	944	506	55	3,121

Nine Months Ended September 27, 2014
Net sales	$760,754	$240,748	$200,041	$—	$1,201,543
Income (loss) from operations	196,480	44,595	11,618	(34,556)	218,137
Depreciation and amortization expense	14,715	6,461	9,524	1,234	31,934
Net capital expenditures	6,082	2,745	1,225	55	10,107

Total assets	$1,040,061	$305,585	$494,661	$73,610	$1,913,917

Three Months Ended September 28, 2013
Net sales	$230,807	$71,209	$57,997	$—	$360,013
Income (loss) from operations	61,947	8,905	8,498	(11,862)	67,488
Depreciation and amortization expense	4,557	2,017	2,215	411	9,200
Net capital expenditures	1,705	377	872	6	2,960

Nine Months Ended September 28, 2013
Net sales	$651,211	$224,583	$175,471	$—	$1,051,265
Income (loss) from operations	169,089	34,010	5,173	(38,264)	170,008
Depreciation and amortization expense	13,826	6,173	13,799	1,219	35,017
Net capital expenditures	6,491	2,517	1,941	107	11,056

Total assets	$878,591	$302,239	$434,330	$85,328	$1,700,488

(1)Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)Includes corporate and other general company assets and operations.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Sept 27, 2014	Sept 28, 2013
United States and Canada	$126,995	$108,854
Asia	5,436	4,126
Europe and Middle East	16,208	16,207
Latin America	1,771	1,484
Total international	$23,415	$21,817
	$150,410	$130,671
Net sales (in thousands):

	Three Months Ended		Nine Months Ended
	Sept 27, 2014	Sept 28, 2013	Sept 27, 2014	Sept 28, 2013
United States and Canada	$279,241	$264,665	$833,715	$779,394
Asia	36,753	30,721	116,836	75,128
Europe and Middle East	59,697	46,510	174,938	135,726
Latin America	28,598	18,117	76,054	61,017
Total international	$125,048	$95,348	$367,828	$271,871
	$404,289	$360,013	$1,201,543	$1,051,265

14)	Employee Retirement Plans

(a)	Pension Plans
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

During the first quarter of 2013, the company began making decisions and taking actions to improve certain of the operations of Viking, purchased on December 31, 2012. These initiatives included organizational restructuring and headcount reductions, consolidation and disposition of certain facilities and business operations, and discontinuation of certain products. During the nine months ended September 27, 2014, the company recorded expense in the amount of $4.1 million for these initiatives, which is reflected in the general and administrative expenses in the consolidated statements of earnings for such period. The costs and corresponding reserve balances are summarized as follows (in thousands):

	Severance/Benefits	Inventory/Product	Facilities/Operations	Other	Total
Balance as of December 28, 2013	$1,619	$584	$77	$108	$2,388
Expenses	3,641	(151)	620	—	4,110
Payments	(4,832)	(433)	(628)	(57)	(5,950)
Balance as of September 27, 2014	$428	$—	$69	$51	$548

The company anticipates that all obligations will be satisfied by the end of the fiscal year 2014. As of September 27, 2014, the company believes the remaining reserve balance is adequate to cover the remaining costs identified.

16)	Subsequent Event

On November 5, 2014, subsequent to the end of the third quarter, the company completed its acquisition of all of the capital stock of U-Line Corporation ("U-Line"). U-Line is an industry leader in the premium residential built-in modular ice making, refrigeration and wine preservation market based in Milwaukee, WI, with annual revenues of approximately $50.0 million.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended					Nine Months Ended
	Sept 27, 2014		Sept 28, 2013			Sept 27, 2014		Sept 28, 2013
	Sales	Percent	Sales		Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$262,805	65.0%	$230,807		64.1%	$760,754	63.3%	$651,211	61.9%
Food Processing	75,219	18.6	71,209		19.8	240,748	20.0	224,583	21.4
Residential Kitchen	66,265	16.4	57,997	—	16.1	200,041	16.7	175,471	16.7
Total	$404,289	100.0%	$360,013		100.0%	$1,201,543	100.0%	$1,051,265	100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended		Nine Months Ended
	Sept 27, 2014	Sept 28, 2013	Sept 27, 2014	Sept 28, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.8	60.7	60.8	62.0
Gross profit	40.2	39.3	39.2	38.0
Selling, general and administrative expenses	20.4	20.5	21.6	21.8
Gain on litigation settlement	(1.6)	—	(0.6)	—
Income from operations	21.4	18.8	18.2	16.2
Interest expense and deferred financing amortization, net	1.0	1.2	1.0	1.1
Other expense, net	0.2	0.4	0.2	0.2
Earnings before income taxes	20.2	17.2	17.0	14.9
Provision for income taxes	5.4	5.8	5.2	5.0
Net earnings	14.8%	11.4%	11.8%	9.9%

 Three Months Ended September 27, 2014 as compared to Three Months Ended September 28, 2013

NET SALES. Net sales for the third quarter of fiscal 2014 were $404.3 million as compared to $360.0 million in the third quarter of 2013. Of the $44.3 million increase in net sales, $17.7 million, or 4.9%, was attributable to acquisition growth, resulting from the fiscal 2013 acquisitions of Celfrost and Wunder-Bar and the fiscal 2014 acquisitions of Market Forge, PES and Concordia. Excluding acquisitions, net sales increased $26.6 million, or 7.4%, from the prior year, reflecting a net sales increase of 7.5% at the Commercial Foodservice Equipment Group, 1.5% at the Food Processing Equipment Group and 14.3% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $32.0 million, or 13.9%, to $262.8 million in the third quarter of 2014 as compared to $230.8 million in the prior year quarter. Net sales resulting from the acquisitions of Celfrost, Wunder-Bar, Market Forge and Concordia, which were acquired on October 15, 2013, December 17, 2013, January 7, 2014 and September 8, 2014, respectively, accounted for an increase of $14.8 million during the third quarter of 2014. Excluding the impact of these acquisitions, net sales of the Commercial Foodservice Equipment Group increased $17.2 million, or 7.5% as compared to the prior year quarter. International sales increased $16.2 million, or 24.7%, to $81.8 million, as compared to $65.6 million in the prior year quarter. This includes an increase of $6.4 million from the recent acquisitions. Excluding the acquisitions, the net increase of $9.8 million, or 14.9%, in international sales reflects growth in Europe, Mid-East, Asia and Latin America. Domestically, the company realized a sales increase of $15.8 million, or 9.6%, to $181.0 million, as compared to $165.2 million in the prior year quarter. This includes an increase of $8.4 million from the recent acquisitions. Excluding the acquisitions, the net increase of $7.4 million, or 4.5%, in domestic sales includes continued growth with customer initiatives to improve efficiencies in restaurant operations by adopting new cooking and warming technologies and general improvements in market conditions.

•
Net sales of the Food Processing Equipment Group increased by $4.0 million, or 5.6%, to $75.2 million in the third quarter of 2014 as compared to $71.2 million in the prior year quarter. Net sales resulting from the acquisition of PES, which was acquired on March 31, 2014, accounted for an increase of $2.9 million during the third quarter of 2014. Excluding the impact of this acquisition, net sales of the Food Processing Equipment Group increased $1.1 million, or 1.5% as compared to the prior year quarter. The increase in sales reflects expansion of food processing operations to support growing global demand and initiatives to upgrade food processing operations to more efficient and cost effective equipment offset in part by the timing of customer orders.

•
Net sales of the Residential Kitchen Equipment Group increased by $8.3 million, or 14.3%, to $66.3 million in the third quarter of 2014 as compared to $58.0 million in the prior year quarter. Sales were favorably impacted by distributor acquisitions which included the additional sales markup on Viking product sales reported by the acquired distributors.

GROSS PROFIT. Gross profit increased to $162.4 million in the third quarter of 2014 from $141.4 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate increased from 39.3% in the third quarter of 2013 to 40.2% in the third quarter of 2014. The net increase in the gross margin rate reflects the benefit of acquisition integration initiatives.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $15.1 million, or 15.7%, to $111.1 million in the third quarter of 2014 as compared to $96.0 million in the prior year quarter. The gross margin rate increased to 42.3% as compared to 41.6% in the prior year quarter. Gross profit from the acquisitions of Celfrost, Wunder-Bar, Market Forge and Concordia accounted for approximately $6.6 million of the increase in gross profit. Excluding the recent acquisitions, gross profit increased by approximately $8.5 million on higher sales volumes.

•
Gross profit at the Food Processing Equipment Group increased by $6.6 million, or 29.5%, to $29.0 million in the third quarter of 2014 as compared to $22.4 million in the prior year quarter. The gross margin rate increased to 38.6% as compared to 31.5% in the prior year quarter. Gross profit from the acquisition of PES, accounted for approximately $1.3 million of the increase. Excluding the recent acquisition, gross profit increased by approximately $5.3 million as the company realized the favorable impact of ongoing integration initiatives from previously acquired companies.

•
Gross profit at the Residential Kitchen Equipment Group increased by $0.2 million, or 0.9%, to $22.3 million in the third quarter of 2014 as compared to $22.1 million in the prior year quarter. The gross margin rate decreased to 33.6% as compared to 38.1% in the prior year quarter. The gross margin rate decreased as compared to the prior year quarter due to the temporary impact of lower margins related to acquired distributor inventories sold during the third quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $74.0 million in the third quarter of 2013 to $75.9 million in the third quarter of 2014. This increase included $6.5 million of income resulting from the litigation settlement. As a percentage of net sales, operating expenses were 20.5% in the third quarter of 2013 as compared to 18.8% in the third quarter of 2014. Selling expenses increased from $41.8 million in the third quarter of 2013 to $42.0 million in the third quarter of 2014. Selling expenses reflect increased costs of $1.3 million associated with the Celfrost, Wunder-Bar, Market Forge, PES and Concordia acquisitions. Selling expenses also reflect higher costs associated with the acquisition and addition of distribution operations for Viking, which amounted to approximately $4.8 million. These increases were offset by $2.2 million related to reduced selling promotional and incentive expenses related to Viking and $1.4 million related to lower commissions. General and administrative expenses increased from $32.2 million in the third quarter of 2013 to $40.4 million in the third quarter of 2014. General and administrative expenses reflect $3.1 million of increased costs associated with the Celfrost, Wunder-Bar, Market Forge, PES and Concordia acquisitions, including $0.7 million of non-cash intangible amortization expense. Additionally, expenses increased $1.9 million related to non-cash share based compensation, $1.6 million related to professional fees and $1.1 million related to non-cash intangible amortization expense. The gain on patent litigation consists of $6.5 million of proceeds from a settlement related to a patent infringment matter.
NON-OPERATING EXPENSES. Interest and deferred financing amortization costs decreased to $3.9 million in the third quarter of 2014 as compared to $4.2 million in the third quarter of 2013 due to a reduced interest rate on the senior secured credit facility in 2014. Other expense was $1.0 million in the third quarter of 2014 as compared to $1.4 million in the prior year third quarter and consists mainly of foreign exchange gains and losses.
INCOME TAXES. A tax provision of $21.9 million, at an effective rate of 26.8%, was recorded during the third quarter of 2014, as compared to a $20.9 million provision at a 33.8% effective rate in the prior year quarter. In comparison to the prior year quarter, the tax provision reflects a lower effective tax rate on an increase in foreign tax credits, increased earnings in lower taxed jurisdictions and increased benefit related to certain U.S. tax credits and incentives.

Nine Months Ended September 27, 2014 as compared to Nine Months Ended September 28, 2013

NET SALES. Net sales for the nine month period ended September 27, 2014 were $1,201.5 million as compared to $1,051.3 million in the nine month period ended September 28, 2013. Of the $150.2 million increase in net sales, $57.7 million, or 5.5%, was attributable to acquisition growth, resulting from the fiscal 2013 acquisitions of Celfrost and Wunder-Bar and the fiscal 2014 acquisitions of Market Forge, PES and Concordia. Excluding acquisitions, net sales increased $92.5 million, or 8.8%, from the prior year, reflecting a net sales increase of 8.9% at the Commercial Foodservice Equipment Group, 4.6% at the Food Processing Equipment Group and 14.0% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $109.6 million or 16.8% to $760.8 million in the nine month period ended September 27, 2014, as compared to $651.2 million in the prior year period. Net sales resulting from the acquisitions of Celfrost, Wunder-Bar, Market Forge and Concordia, which were acquired on October 15, 2013, December 17, 2013, January 7, 2014 and September 8, 2014, respectively, accounted for an increase of $51.9 million during the nine month period ended September 27, 2014. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $57.7 million, or 8.9%, as compared to the prior year period. International sales increased $47.0 million, or 25.5%, to $231.4 million, as compared to $184.4 million in the prior year period. This includes an increase of $25.5 million from the recent acquisitions. Excluding acquisitions, the net increase of $21.5 million, or 11.7%, in international sales reflects strong growth in emerging markets due to expansion of restaurant chains. Domestically, the company also realized a sales increase of $62.6 million, or 13.4%, to $529.4 million, as compared to $466.8 million in the prior year period. This includes an increase of $26.4 million from recent acquisitions. Excluding the acquisitions, the net increase of $36.2 million, or 7.8%, in domestic sales includes continued growth with customer initiatives to improve efficiencies in restaurant operations by adopting new cooking and warming technologies and general improvements in market conditions.

•
Net sales of the Food Processing Equipment Group increased by $16.1 million or 7.2% to $240.7 million in the nine month period ended September 27, 2014, as compared to $224.6 million in the prior year period.  Net sales from the acquisition of PES which was acquired on March 31, 2014, accounted for an increase of $5.8 million during the nine month period ended September 27, 2014.  Excluding the impact of this acquisition, net sales of the Food Processing Equipment Group increased $10.3 million, or 4.6%. The increase in sales reflects expansion of food processing operations to support growing global demand and initiatives to upgrade food processing operations to more efficient and cost effective equipment.

•
Net sales of the Residential Kitchen Equipment Group increased by $24.5 million or 14.0% to $200.0 million in the nine month period ended September 27, 2014, as compared to $175.5 million in the prior year period. Sales were favorably impacted by distributor acquisitions which included the additional sales markup on Viking product sales reported by the acquired distributors.

GROSS PROFIT. Gross profit increased to $471.5 million in the nine month period ended September 27, 2014 from $399.3 million in the prior year period. The gross margin rate increased from 38.0% in the nine month period ended September 28, 2013 to 39.2% in the current year period. The net increase in the gross margin rate reflects the benefit of acquisition integration initiatives.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $43.9 million, or 16.2%, to $315.3 million in the nine month period ended September 27, 2014 as compared to $271.4 million in the prior year period. The gross margin rate declined to 41.4% as compared to 41.7% in the prior year period. Gross profit from the acquisitions of Celfrost, Wunder-Bar, Market Forge and Concordia accounted for approximately $19.3 million of the increase in gross profit during the period. Excluding the recent acquisitions, gross profit increased by approximately $24.6 million on higher sales volumes.

•
Gross profit at the Food Processing Equipment Group increased by $15.2 million, or 20.6%, to $88.9 million in the nine month period ended September 27, 2014 as compared to $73.7 million in the prior year period.  Gross profit margin rate increased to 36.9% as compared to 32.8% in the prior year period. Gross profit from the acquisition of PES accounted for approximately $2.8 million of the increase. Excluding the recent acquisitions, gross profit increased by approximately $12.4 million as the company realized the favorable impact of ongoing integration initiatives from previously acquired companies.

•
Gross Profit at the Residential Kitchen Equipment Group increased by $10.0 million, or 17.5%, to $67.1 million in the nine month period ended September 27, 2014 as compared to $57.1 million in the prior year period. The gross margin rate increased to 33.6% as compared to 32.5% in the prior year period. The gross margin rate improvement reflects the impact of acquisition integration and cost reduction initiatives completed in 2013 and 2014.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased from $229.3 million in the nine month period ended September 28, 2013 to $253.4 million in the nine month period ended September 27, 2014.  This increase included $6.5 million of income resulting from the litigation settlement. As a percentage of net sales, operating expenses were 21.8% in the nine month period ended September 28, 2013 as compared to 21.0% in the nine month period ended September 27, 2014. Selling expenses increased from $116.6 million in the nine month period ended September 28, 2013 to $137.1 million in the nine month period ended September 27, 2014. Selling expenses reflected increased costs of $4.1 million associated with the Celfrost, Wunder-Bar, Market Forge, PES and Concordia acquisitions. Selling expenses also reflect higher costs associated with the acquisition and addition of distribution operations for Viking, which amounted to approximately $19.0 million. These expenses were offset by a decrease of $2.9 million for selling promotional and incentive expenses related to Viking. General and administrative expenses increased from $112.7 million in the nine month period ended September 28, 2013 to $122.8 million in the nine month period ended September 27, 2014. General and administrative expenses reflect $9.1 million of increased costs associated with the Celfrost, Wunder-Bar, Market Forge, PES and Concordia acquisitions, including $2.2 million of non-cash intangible amortization expense. Additionally, expenses increased $3.1 million in professional services fees, $3.1 million in non-cash share based compensation and incentive compensation and $0.7 million related to health care costs. These increases were offset by reductions of $4.0 million in non-cash intangible amortization expense and $3.2 million related to acquisition integration initiatives pertaining to the Residential Kitchen Equipment Group. The gain on patent litigation consists of $6.5 million of proceeds from a settlement related to a patent infringement matter.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $12.1 million in the nine month period ended September 27, 2014, as compared to $11.7 million in the prior year period. Other expense was $2.1 million in the nine month period ended September 27, 2014, as compared to $2.0 million in the prior year period, and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $62.5 million, at an effective rate of 30.6%, was recorded during the nine month period ended September 27, 2014, as compared to $52.3 million at an effective rate of 33.5%, in the prior year period.  In comparison to the prior year, the tax provision reflects a lower effective tax rate on an increase in foreign tax credits, increased earnings in lower taxed jurisdictions and increased benefit related to certain U.S. tax credits and incentives.
Financial Condition and Liquidity
During the nine months ended September 27, 2014, cash and cash equivalents increased by $1.3 million to $38.2 million at September 27, 2014 from $36.9 million at December 28, 2013. Net borrowings decreased from $571.6 million at December 28, 2013 to $515.4 million at September 27, 2014.
OPERATING ACTIVITIES. Net cash provided by operating activities was $164.4 million for the nine months ended September 27, 2014 compared to net cash provided by operating activities of $83.6 million for the nine months ended September 28, 2013 due primarily to increased earnings and the favorable cash impact of reduced deferred taxes.
During the nine months ended September 27, 2014, working capital levels changed due to increased working capital needs. These changes in working capital levels included a $20.8 million increase in accounts receivable, due to increased sales volume and distribution channel changes at the Residential Kitchen Equipment Group. Inventory increased $10.5 million due to several factors including increased order rates, investments in inventories in growing international markets, and investments in inventories at the Residential Kitchen Equipment Group in connection with the acquisition and establishment of company owned distribution operations. Prepaid expenses and other assets decreased $6.7 million primarily related to the timing of orders at the Food Processing Group. Changes in working capital also included a $9.7 million decrease in accrued expenses and other non-current liabilities primarily related to the payment of 2013 annual rebate programs and incentive obligations.
INVESTING ACTIVITIES. During the nine months ended September 27, 2014, net cash used in investing activities included $76.6 million related to the acquisitions of Market Forge, Viking Distributors 2014, PES and Concordia and $10.1 million of additions of production equipment.
FINANCING ACTIVITIES. Net cash flows used by financing activities were $75.3 million during the nine months ended September 27, 2014. The company’s borrowing activities included the $63.4 million of net repayments under its $1.0 billion revolving credit facility, primarily to fund the acquisitions of Market Forge, Viking Distributors 2014, PES and Concordia.
Financing activities also included $24.9 million of excess tax benefits associated with the vesting of restricted stock grants.
The company used $44.3 million to repurchase 155,211 shares of its common stock that were surrendered to the company by employees in lieu of cash for payment for withholding taxes related to restricted stock vestings that occurred during the nine months ended September 27, 2014.
At September 27, 2014, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, acquisitions, product development and integration expenditures for the foreseeable future.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This update changes the criteria for determining which disposals can be presented as discontinued operations and requires expanded disclosures. Under ASU No. 2014-08, a disposal of a component of an entity or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. This update is effective for annual and corresponding interim reporting periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued. The company is evaluating the impact the application of this ASU will have, if any, on the company’s financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This update amends the current guidance on revenue recognition related to contracts with customers. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This update is effective for annual and corresponding interim reporting periods beginning on or after December 15, 2016. Early adoption is not permitted. This update provides for two transition methods to the new guidance: a full retrospective or a modified retrospective adoption. The company is evaluating the transition methods and the impact the application of this ASU will, if any, have on the company’s financial position, results of operations and cash flows.
In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation”. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update is effective for annual and corresponding interim reporting periods beginning on or after December 15, 2015. Early adoption is permitted. The company is evaluating the impact the application of this ASU will have, if any, on the company’s financial position, results of operations and cash flows.
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
Contractual Obligations
The company's contractual cash payment obligations as of September 27, 2014 are set forth below (in thousands):

	Amounts Due Sellers From Acquisitions	Debt	Estimated Interest on Debt	Operating Leases	Total Contractual Cash Obligations
Less than 1 year	$9,663	$8,831	$12,206	$11,349	$42,049
1-3 years	8,597	505,693	20,296	11,513	546,099
3-5 years	—	237	167	4,155	4,559
After 5 years	—	622	69	3,842	4,533
	$18,260	$515,383	$32,738	$30,859	$597,240
The company has obligations to make $18.3 million of purchase price payments to the sellers of Stewart, Nieco, Spooner Vicars, Celfrost, Market Forge, PES and Concordia that represent deferred and contingent payments for these acquisitions.
As of September 27, 2014, the company had $505.2 million outstanding under its revolving credit line as part of its senior credit agreement. The average interest rate on this debt amounted to 1.65% at September 27, 2014. This facility matures in August of 2017. As of September 27, 2014, the company also has $9.9 million of debt outstanding under various foreign credit facilities. The estimated interest payments reflected in the table above assume that the level of debt and average interest rate on the company’s revolving credit line under its senior credit agreement does not change until the facility reaches maturity in August 2017. The estimated payments also assume that relative to the company’s foreign borrowings: all scheduled term loan payments are made; the level of borrowings does not change; and the average interest rates remain at their September 27, 2014 rates. Also reflected in the table above is $4.2 million of interest payments to be made related to the company’s interest rate swap agreements.

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

Twelve Month Period Ending	Variable Rate Debt

September 27, 2015	$8,831
September 27, 2016	375
September 27, 2017	505,318
September 27, 2018	119
September 27, 2019 and thereafter	740
$515,383
On August 7, 2012, the company entered into a new senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of September 27, 2014, the company had $505.2 million of borrowings outstanding under this facility. The company also has $10.7 million in outstanding letters of credit as of September 27, 2014, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $484.1 million at September 27, 2014.
At September 27, 2014, borrowings under the senior secured credit facility were assessed at an interest rate 1.50% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At September 27, 2014 the average interest rate on the senior debt amounted to 1.65%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of September 27, 2014.
In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  These facilities included a revolving credit facility and term loan. At September 27, 2014 these facilities amounted to $2.9 million in U.S. dollars, including $1.7 million outstanding under a revolving credit facility and $1.2 million under a term loan. The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 2.85% on September 27, 2014. At September 27, 2014, the interest rate assessed on the term loan was 4.55%. The term loan matures in 2022.
In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  At September 27, 2014 these facilities amounted to $0.4 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At September 27, 2014, the average interest rate on these facilities was approximately 3.28%. The facilities are secured by outstanding accounts receivable collectible within six months.
In October 2013, the company completed its acquisition of substantially all of the assets of Celfrost Innovations Pvt. Ltd. in India.  At the time of the acquisition a local credit facility, denominated in Indian Rupee, was established to fund local working capital needs. At September 27, 2014, the facility amounted to $2.4 million in U.S. dollars. At September 27, 2014, borrowings under the facility were assessed at an interest rate at 1.25% above the Reserve Bank of India's base rate for long-term borrowings. At September 27, 2014, the average interest rate on this facility was approximately 11.00%.
In March 2014, Cozzini do Brazil LTDA entered into a local credit facility, denominated in Brazilian Real, to fund local working capital needs.   At September 27, 2014, the facility amounted to $4.1 million in U.S. dollars and was assessed an interest rate of 1.50% above the Brazilian central bank CDI Rate. At September 27, 2014, the interest rate assessed on this facility was 12.31%. This local credit facility matures on March 28, 2015.
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of September 27, 2014 the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date
$25,000,000	2.520%	2/23/2011	2/23/2016
$15,000,000	1.185%	9/12/2011	9/12/2016
$10,000,000	0.498%	2/11/2013	7/11/2015
$15,000,000	0.458%	2/11/2013	10/11/2015
$25,000,000	0.635%	2/11/2013	8/11/2016
$25,000,000	0.789%	2/11/2013	3/11/2017
$25,000,000	0.803%	2/11/2013	5/11/2017
$35,000,000	0.880%	2/11/2013	7/11/2017
$10,000,000	1.480%	9/11/2013	7/11/2017
$15,000,000	0.920%	3/11/2014	7/11/2017
$25,000,000	0.950%	3/11/2014	7/11/2017

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the Company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The potential loss on fair value for the company's debt obligations from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows. At September 27, 2014, the company was in compliance with all covenants pursuant to its borrowing agreements.
Financing Derivative Instruments
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of September 27, 2014, the fair value of these instruments was a liability of $0.6 million. The change in fair value of these swap agreements in the first nine months of 2014 was a gain of $0.5 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.

Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward purchase and sale contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The following table summarizes the forward contracts outstanding at September 27, 2014. The fair value of the forward contracts was a loss of $0.1 million at the end of the third quarter of 2014.

Sell		Purchase		Maturity
10,000,000	British Pounds	12,763,242	Euro Dollars	January 2, 2015
5,000,000	British Pounds	6,375,843	Euro Dollars	January 2, 2015
7,600,000	British Pounds	9,708,738	Euro Dollars	January 2, 2015
5,500,000	Euro Dollars	7,013,050	US Dollars	January 2, 2015
10,000,000	Euro Dollars	12,747,000	US Dollars	January 2, 2015

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
As of September 27, 2014, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended September 27, 2014, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the nine months ended September 27, 2014, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
June 29 to July 26, 2014	—	$—	—	2,655,399
July 27 to August 23, 2014	—	—	—	2,655,399
August 23 to September 27, 2014	—	—	—	2,655,399
Quarter ended September 27, 2014	—	$—	—	2,655,399
In June 2014, the company’s Board of Directors approved a three-for-one split of the company’s common stock in the form of a stock dividend.  The stock split was paid on June 27, 2014 to shareholders of record as of June 16, 2014.  The company’s stock began trading on a split-adjusted basis on June 27, 2014. The stock split effectively tripled the number of shares outstanding at June 27, 2014.
In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of common shares in open market purchases. During 2013, the company's Board of Directors authorized the purchase of additional common shares in open market purchases. As of September 27, 2014, the total number of shares authorized for repurchase under the program is 4,570,266. As of September 27, 2014, 1,914,867 shares had been purchased under the 1998 stock repurchase program.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended September 27, 2014, filed on November 6, 2014, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	November 6, 2014	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer