Form 10-K
period 2015-01-03
MIDDLEBY CORP
filed 2015-03-04
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended January 3, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2014 was approximately $4,626,148,051.

The number of shares outstanding of the Registrant’s class of common stock, as of March 2, 2015, was 57,271,680 shares.

Documents Incorporated by Reference

Part III of Form 10-K incorporates by reference the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2015 annual meeting of stockholders.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
JANUARY 3, 2015
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

This commercial foodservice equipment is marketed under a portfolio of thirty six brands, including Anets®, Beech®, Blodgett®, Blodgett Combi®, Blodgett Range®, Bloomfield®, Britannia®, CTX®, Carter-Hoffmann®, Celfrost®, Concordia®, CookTek®, Doyon®, frifri®, Giga®, Holman®, Houno®, IMC®, Jade®, Lang®, Lincat®, MagiKitch'n®, Market Forge®, Middleby Marshall®, MPC®, Nieco®, Nu-Vu®, PerfectFry®, Pitco Frialator®, Southbend®, Star®, Toastmaster®, TurboChef®, Viking®, Wells® and Wunder-Bar®.

The products offered by this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, warming equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, professional refrigerators, coldrooms, ice machines, freezers and beverage dispensing equipment.

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

The products offered by this group include a wide array of cooking and baking solutions, including batch ovens, baking ovens, proofing ovens, conveyor ovens, continuous processing ovens, frying systems and automated thermal processing systems. The company also provides a comprehensive portfolio of complementary food preparation equipment such as grinders, slicers, emulsifiers, mixers, blenders, battering equipment, breading equipment, water cutting systems, food presses, and forming equipment, as well as a variety of food safety, food handling, freezing and packaging equipment. This portfolio of equipment can be integrated to provide customers a highly efficient and customized solution.

Residential Kitchen Equipment Group

The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. This business segment has manufacturing facilities in Greenwood, Mississippi and Milwaukee, Wisconsin. Principal product lines of this group are ranges, ovens, refrigerators, dishwashers, microwaves, cooktops and outdoor equipment. These products are sold and marketed under five brand names, including Brigade®, Jade®, TurboChef®, U-Line® and Viking®.

Acquisition Strategy

The company has pursued a strategy to acquire and assemble a leading portfolio of brands and technologies for each of its three business segments. Over the past three years, the company has completed twelve acquisitions to add to its portfolio of brands and technologies of the Commercial Foodservice Equipment Group, the Food Processing Equipment Group and the Residential Kitchen Equipment Group. These acquisitions have added nine brands to the Middleby portfolio and positioned the company as a leading provider of equipment in both industries.

Commercial Foodservice Equipment Group

•
October 2012: The company acquired all of the capital stock of Nieco Corporation ("Nieco"), a leading manufacturer of automatic broilers for the commercial foodservice industry for approximately $23.9 million.

•
October 2013: The company acquired substantially all of the assets of Celfrost Innovations Pvt. Ltd. (“Celfrost”), a preferred commercial foodservice equipment supplier in India with a broad line of cold side products such as professional refrigerators, coldrooms, ice machines and freezers marketed under the Celfrost brand for a purchase price of approximately $11.2 million.

•
December 2013: The company acquired all of the capital stock of Automatic Bar Controls, Inc. ("Wunder-Bar"), a leading manufacturer of beverage dispensing systems for the foodservice industry for approximately $74.1 million.

•
January 2014: The company acquired certain assets of Market Forge Industries, Inc. ("Market Forge"), a leading manufacturer of steam cooking equipment for the commercial foodservice industry for approximately $7.0 million.

•
September 2014: The company acquired all of the capital stock of Concordia Coffee Company, Inc. ("Concordia"), a leading manufacturer of automated and self-service coffee and espresso machines for the commercial foodservice industry, for a purchase price of approximately $12.5 million.

Food Processing Equipment Group

•
March 2012: The company acquired certain assets of Turkington USA, LLC (now known as Baker Thermal Solutions "Baker"), a manufacturer of automated baking ovens for the food processing industry for approximately $10.3 million.

•
September 2012: The company acquired certain assets of Stewart Systems Global, LLC ("Stewart"), a manufacturer of automated proofing and oven baking systems for the food processing industry for approximately $27.8 million.

•
March 2014: The company acquired substantially all of the assets of Processing Equipment Solutions, Inc. ("PES"), a leading manufacturer of water jet cutting equipment for the food processing industry, for a purchase price of approximately $15.0 million. PES product offerings include the IntelliJet™ and MegaJet™ line of water cutting systems, meat presses and fillet systems.

Residential Kitchen Equipment Group

•
January 2013: The company acquired all of the capital stock of Viking Range Corporation (“Viking”), a leading manufacturer of premium residential cooking ranges, ovens and kitchen appliances, for approximately $361.7 million.

•
April - June 2013: The company, through Viking, purchased certain assets of four of Viking's former distributors ("Viking Distributors 2013"). The aggregate purchase price of these transactions was approximately $23.6 million.

•
January 2014: The company, through Viking, purchased certain assets of two of Viking's former distributors ("Viking Distributors 2014"). The aggregate purchase price of these transactions was approximately $44.5 million.

•
November 2014: The company acquired all of the capital stock of U-Line Corporation ("U-Line"), a leading manufacturer of premium residential built-in modular ice making, refrigeration and wine preservation market for the residential industry, for a purchase price of approximately $142.0 million.

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

     Residential Kitchen Equipment Industry

The company’s end-user customers include the high-end residential kitchens. The premium segment of the residential kitchen equipment industry is estimated to be approximately $1.0 billion annually in North America. This segment has grown over the past several decades after the original introduction premium cooking range. Viking was the first manufacturer to introduce the premium cooking equipment to the North American market, providing equipment that was comparable to commercial grade ranges and ovens for home chefs and culinarians. The market potential for such equipment has continued to broaden due to an increase in interest from the consumer to have high-end, luxury appliances in their home. Other important factors which affect the market size and growth include the level of new home starts, home remodels and general macro-economic factors. Macro-economic factors such as GDP growth, employment rates, inflation and consumer confidence, which impact the overall economy, have had a more significant impact to the recent market conditions and had caused a significant downturn during the most recent recession period. These factors have a greater impact on the residential kitchen equipment industry and cause greater variability in the revenues at this segment than the other business segments the company operates in.

Backlog

Commercial Foodservice Equipment Group

The backlog of orders for the Commercial Foodservice Equipment Group was $60.6 million at January 3, 2015, all of which is expected to be filled during 2015. The acquired Market Forge and Concordia businesses accounted for $1.0 million of the backlog. The Commercial Foodservice Equipment Group's backlog was $51.0 million at December 28, 2013. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of this segment's products.

Food Processing Equipment Group

The backlog of orders for the Food Processing Equipment Group was $67.7 million at January 3, 2015, all of which is expected to be filled during 2015. The acquired PES business accounted for $1.3 million of the backlog. The Food Processing Equipment Group's backlog was $103.1 million at December 28, 2013.

Residential Kitchen Equipment Group

 The backlog of orders for the Residential Kitchen Equipment Group was $29.7 million at January 3, 2015, all of which is expected to be filled during 2015. The acquired U-Line business accounted for $17.5 million of the backlog. The Residential Kitchen Equipment Group's backlog was $11.0 million at December 28, 2013. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of this segment's products.

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

Marketing support is provided to and coordinated with its network of dealers, designers, and home builders sales partners to allow for coordinated efforts to market jointly to the end-user customers. The company in certain cases offers incentive based financial programs to invest in local marketing activities with these sales partners.

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

 Residential Kitchen Equipment Group

The company maintains a network of independent authorized service agents throughout North America. Authorized service agents are supported and trained by regional factory-support centers of the company. Trained technical support personnel are available to support independent service agents with technical information and assist in repair issues. The factory-support centers also dispatch service technicians to the customer and provide follow-up and monitoring to ensure field issues are resolved. The company's independent service agents maintain a stock of factory-supplied parts to allow for a high first-call completion rate for service and warranty repairs. The company maintains a substantial amount of service parts at its manufacturing operations in Greenwood, Mississippi, Milwaukee, Wisconsin and at regional service parts depots to provide for quick ship of parts to service agents and end-user customers when necessary.

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

The company believes that it is one of the largest multiple-line manufacturers of commercial kitchen, food processing and residential kitchen equipment in the U.S. and worldwide although some of its competitors are units of operations that are larger than the company and possess greater financial and personnel resources. Among the company's major competitors to the Commercial Foodservice Equipment Group are: Manitowoc Company, Inc.; Vulcan-Hart and Hobart Corporation, subsidiaries of Illinois Tool Works Inc.; Electrolux AB; Groen, a subsidiary of Dover Corporation; Rational AG; and the Ali Group. Major competitors to the Food Processing Equipment Group include AMF Bakery Systems, Convenience Food Systems, FMC Technologies, Multivac, Marel, Formax, and Heat and Control. The residential kitchen appliance sector is highly competitive and includes a number of large global competitors including, Whirlpool Corporation, AB Electrolux, GE Appliances, LG Corporation, Panasonic Corporation and Samsung Group. However, within the premium segment of this kitchen equipment market, there are fewer competitors and the company’s primary competition includes Wolf and Subzero, subsidiaries of Sub-Zero Group, Inc.; Thermador, Bosch and Gaggenau, subsidiaries of Bosch Siemens; Dacor and Miele.

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

The Commercial Foodservice Equipment Group manufactures its products in fourteen domestic and eight international production facilities. These production facilities are located in Brea, California; Vacaville, California; Windsor, California; Chicago, Illinois; Elgin, Illinois; Mundelein, Illinois; Menominee, Michigan; Bow, New Hampshire; Fuquay-Varina, North Carolina; Cookeville, Tennessee; Smithville, Tennessee; Carrollton, Texas; Burlington, Vermont; Bellevue, Washington; Randers, Denmark; Scandicci, Italy; Shanghai, China; Laguna, the Philippines; Lincoln, the United Kingdom; Wrexham, the United Kingdom; and Warwickshire, the United Kingdom.

The Food Processing Equipment Group manufactures its products in seven domestic and three international production facilities. These production facilities are located in Gainesville, Georgia; Algona, Iowa; Chicago, Illinois; Clayton, North Carolina; Plano, Texas; Waynesboro, Virginia; Lodi, Wisconsin; New South Wales, Australia; Mauron, France; and Reichenau, Germany.

The Residential Kitchen Equipment Group manufactures its products in five domestic production facilities located in Greenwood, Mississippi and Milwaukee, Wisconsin.

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

Trademarks, Patents and Licenses

The company has developed, acquired and assembled a leading portfolio of trademarks and trade names. The company believes that these trademarks and trade names provide for a significant competitive advantage due to a long-standing recognition in the marketplace with customers, restaurant operators, distribution partners, sales and service agents, and foodservice consultants that specify foodservice equipment. The company has historically maintained a high level of marketshare of products sold with these trademarks and trade names.

The company's leading portfolio of trade names of its Commercial Foodservice Equipment Group include Anets®, Blodgett®, Blodgett Combi®, Blodgett Range®, Beech®, Bloomfield®, Britannia®, Carter-Hoffmann®, Celfrost®, Concordia®, CookTek®, CTX®, Doyon®, friFri®, Giga®, Holman®, Houno®, IMC®, Jade®, Lang®, Lincat®, MagiKitch'n®, Market Forge®, Middleby Marshall®, MPC®, Nieco®, Nu-Vu®, PerfectFry®, Pitco Frialator®, Southbend®, Star®, Toastmaster®, Turbochef®, Viking®, Wells® and Wunder-Bar®.

The company’s leading portfolio of trade names of its Food Processing Equipment Group include Alkar®, Armor Inox®, Auto-Bake®, Baker Thermal Solutions®, Cozzini®, Danfotech®, Drake®, Maurer-Atmos®, MP Equipment®, RapidPak®, Spooner Vicars® and Stewart Systems®.

The company’s leading portfolio of trade names of its Residential Kitchen Equipment Group include Brigade®, Jade®, TurboChef®, U-Line® and Viking®.

The company holds a broad portfolio of patents and licenses covering technology and applications related to various products, equipment and systems. Management believes the expiration of any one of these patents would not have a material adverse effect on the overall operations or profitability of the company.

Employees

Commercial Foodservice Equipment Group

As of January 3, 2015, 2,835 persons were employed within the Commercial Foodservice Equipment Group. Of this amount, 1,193 were management, administrative, sales, engineering and supervisory personnel; 1,441 were hourly production non-union workers; and 201 were hourly production union members. Included in these totals were 970 individuals employed outside of the United States, of which 587 were management, sales, administrative and engineering personnel, 309 were hourly production non-union workers and 74 were hourly production union workers, who participate in an employee cooperative. At its Windsor, California facility, the company has a union contract with the Sheet Metal Workers International Association that expires on December 31, 2016. At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on July 31, 2017. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that extends through June 2015. Management believes that the relationships between employees, unions and management are good.

Food Processing Equipment Group

As of January 3, 2015, 987 persons were employed within the Food Processing Equipment Group. Of this amount, 484 were management, administrative, sales, engineering and supervisory personnel; 376 were hourly production non-union workers; and 127 were hourly production union members. Included in these totals were 411 individuals employed outside of the United States, of which 230 were management, sales, administrative and engineering personnel, 181 were hourly production non-union workers. At its Lodi, Wisconsin facility, the company has a contract with the International Association of Bridge, Structural, Ornamental and Reinforcing Ironworkers that expires on December 31, 2015. At its Algona, Iowa facility, the company has a union contract with the United Food and Commercial Workers that expires on December 31, 2018. Management believes that the relationships between employees, unions and management are good.

Residential Kitchen Equipment Group

As of January 3, 2015, 1,007 persons were employed within the Residential Kitchen Equipment Group. Of this amount, 516 were management, administrative, sales, engineering and supervisory personnel and 491 were hourly production workers. Included in these totals were 71 individuals employed outside of the United States, all of which were management, sales, administrative and engineering personnel. Management believes that the relationships between employees and management are good.

Corporate

As of January 3, 2015, 31 persons were employed at the corporate office.

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

Item 1A.      Risk Factors

The company’s business, results of operations, cash flows and financial condition are subject to various risks, including, but not limited to those set forth below. If any of the following risks actually occurs, the company’s business, results of operations, cash flows and financial condition could be materially adversely affected. These risk factors should be carefully considered together with the other information in this Annual Report on Form 10-K, including the risks and uncertainties described under the heading “Special Note Regarding Forward-Looking Statements".

Economic conditions may cause a decline in business and consumer spending which could adversely affect the company’s business and financial performance.

The company’s operating results are impacted by the health of the North American, European, Asian and Latin American economies. The company’s business and financial performance, including collection of its accounts receivable, may be adversely affected by the current and future economic conditions that caused, and may cause in the future, a decline in business and consumer spending, a reduction in the availability of credit and decreased growth by its existing customers, resulting in customers electing to delay the replacement of aging equipment. Higher energy costs, rising interest rates, weakness in the residential construction, housing and home improvement markets, financial market volatility, recession and acts of terrorism may also adversely affect the company’s business and financial performance. Additionally, the company may experience difficulties in scaling its operations due to economic pressures in the U.S. and International markets.

The company’s level of indebtedness could adversely affect its business, results of operations and growth strategy.

The company now has and may continue to have a significant amount of indebtedness. At January 3, 2015, the company had $598.2 million of borrowings and $11.3 million in letters of credit outstanding. To the extent the company requires additional capital resources, there can be no assurance that such funds will be available on favorable terms, or at all. The unavailability of funds could have a material adverse effect on the company’s financial condition, results of operations and ability to expand the company’s operations.

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

The company’s balance sheet includes a significant amount of goodwill, which represents approximately 39% of its total assets as of January 3, 2015. The excess of the purchase price over the fair value of assets acquired, including identifiable intangible assets, and liabilities assumed in conjunction with acquisitions is recorded as goodwill. In accordance with Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other”, the company’s long-lived assets (including goodwill and other intangibles) are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of long-lived assets, the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. Various uncertainties, including continued adverse conditions in the capital markets or changes in general economic conditions, could impact the future operating performance at one or more of the company’s businesses, which could significantly affect the company’s valuations and could result in additional future impairments. Also, estimates of future cash flows are judgments based on the company’s experience and knowledge of operations. These estimates can be significantly impacted by many factors, including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges. Any such charge could have a material adverse effect on the company’s reported net earnings.

Competition in the commercial foodservice, food processing, and residential kitchen equipment industries is intense and could impact the company’s results of operations and cash flows.

The company operates in a highly competitive industries. In each of the company’s three business segments, competition is based on a variety of factors including product features and design, brand recognition, reliability, durability, technology, energy efficiency, breadth of product offerings, price, customer relationships, delivery lead-times, serviceability and after-sale service. The company has numerous competitors in each business segment. Many of the company’s competitors are substantially larger and enjoy substantially greater financial, marketing, technological and personnel resources. These factors may enable them to develop similar or superior products, to provide lower cost products and to carry out their business strategies more quickly and efficiently than the company can. In addition, some competitors focus on particular product lines or geographic regions or emphasize their local manufacturing presence or local market knowledge. Some competitors have different pricing structures and may be able to deliver their products at lower prices. Although the company believes that the performance and price characteristics of its products will provide competitive solutions for its customers’ needs, there can be no assurance that the company’s customers will continue to choose the company’s products over products offered by its competitors.

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

To achieve the company’s strategic objectives, the company has pursued and may continue to pursue strategic acquisitions and investments or invest in other companies, businesses or technologies. Acquisitions entail numerous risks, including the following:

•     difficulties in the assimilation of acquired businesses or technologies;

•	inability to operate acquired businesses or utilize acquired technologies profitably;

•	diversion of management’s attention from other business concerns;

•	potential assumption of unknown material liabilities;

•	failure to achieve financial or operating objectives;

•	unanticipated costs relating to acquisitions or to the integration of the acquired businesses;

•	loss of customers, suppliers, or key employees; and

•	the impact on the company's internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002.

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

 Unfavorable tax law changes and tax authority rulings may adversely affect results.

The company is subject to income taxes in the United States and in various foreign jurisdictions. Domestic and international tax liabilities are based on the income and expenses in various tax jurisdictions. The amount of the company’s income and other tax liability is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from amounts recorded, future financial results may include unfavorable tax adjustments.

The company’s reputation, ability to do business, and results of operations may be impaired by improper conduct by any of its employees, agents, or business partners.

While the company strives to maintain high standards, the company cannot provide assurance that its internal controls and compliance systems will always protect it from acts committed by its employees, agents, or business partners that would violate U.S. and/or foreign laws or fail to protect the company’s confidential information, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims rules, competition, export and import compliance, money laundering, and data privacy laws, as well as the improper use of proprietary information or social media. Any such violations of law or improper actions could subject the company to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties, and related shareholder lawsuits, could lead to increased costs of compliance and could damage the company’s reputation.

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

Because the company has a significant number of workers whose employment is subject to collective bargaining agreements and labor union representation, the company is vulnerable to possible organized work stoppages and similar actions. Unionized employees accounted for approximately 7% of the company’s workforce as of January 3, 2015. The company has union contracts with employees at its facilities in Windsor, California; Algona, Iowa; Elgin, Illinois and Lodi, Wisconsin that extend through December 2016, December 2018, July 2017 and December 2015, respectively. The company also has a union workforce at its manufacturing facility in the Philippines under a contract that extends through June 2015. Approximately 2% of the company's workforce is covered by collective bargaining agreements that expire within one year. Any future strikes, employee slowdowns or similar actions by one or more unions, in connection with labor contract negotiations or otherwise, could have a material adverse effect on the company’s ability to operate the company’s business.

The company depends significantly on its key personnel.

The company depends significantly on the company’s executive officers and certain other key personnel, whom could be difficult to replace. While the company has employment agreements with certain key executives, the company cannot be certain that it will succeed in retaining this personnel or their services under existing agreements. The incapacity, inability or unwillingness of certain of these people to perform their services may have a material adverse effect on the company. There is intense competition for qualified personnel within the company’s industry, and there can be no assurance that the company will be able to continue to attract, motivate and retain personnel with the skills and experience needed to successfully manage the company business and operations.

The company may be subject to information technology system failures, network disruptions, cybersecurity attacks and breaches in data security, which may materially adversely affect the company’s operations, financial condition and operating results.

The company depends on information technology as an enabler to improve the effectiveness of its operations and to interface with its customers, as well as to maintain financial accuracy and efficiency. Information technology system failures, including suppliers’ or vendors’ system failures, could disrupt the company’s operations by causing transaction errors, processing inefficiencies, delays or cancellation of customer orders, the loss of customers, impediments to the manufacture or shipment of products, other business disruptions, or the loss of or damage to intellectual property through security breach.

The company’s information systems, or those of its third-party service providers, could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt the company’s business and could result in the loss of assets. Cybersecurity attacks are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data. These events could impact the company’s customers and reputation and lead to financial losses from remediation actions, loss of business or potential liability or an increase in expense, all of which may have a material adverse effect on the company’s business.

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

Item 1B.      Unresolved Staff Comments

Not applicable.

Item 2.      Properties

The company's principal executive offices are located in Elgin, Illinois. The company operates twenty-six manufacturing facilities in the U.S and ten manufacturing facilities internationally.

The principal properties of the company used to conduct business operations are listed below:

Location	Principal Function	Square Footage	Owned/ Leased	Lease Expiration
Commercial Foodservice:
Brea, CA	Manufacturing, Warehousing and Offices	74,800	Leased	June 2016
Vacaville, CA	Manufacturing, Warehousing and Offices	39,800	Leased	April 2016
Windsor, CA	Manufacturing, Warehousing and Offices	75,000	Leased	October 2017
Chicago, IL	Manufacturing, Warehousing and Offices	30,800	Leased	May 2016
Elgin, IL	Manufacturing, Warehousing and Offices	207,000	Owned	N/A
Mundelein, IL	Manufacturing, Warehousing and Offices	70,000	Owned	N/A
Menominee, MI	Manufacturing, Warehousing and Offices	60,000	Owned	N/A
St. Louis, MO	Offices	46,900	Leased	August 2017
Bow, NH	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
		48,700	Leased	March 2015
		79,800	Leased	July 2024
Fuquay-Varina, NC	Manufacturing, Warehousing and Offices	138,900	Owned	N/A
Cookeville, TN	Manufacturing, Warehousing and Offices	90,000	Leased	March 2016
Smithville, TN	Manufacturing, Warehousing and Offices	190,000	Owned	N/A
Carrollton, TX	Manufacturing, Warehousing and Offices	132,400	Leased	August 2022
Burlington, VT	Manufacturing, Warehousing and Offices	135,400	Owned	N/A
		100,000	Leased	June 2024
Bellevue, WA	Manufacturing, Warehousing and Offices	22,000	Leased	Jan-15
Shanghai, China	Manufacturing, Warehousing and Offices	74,000	Leased	April 2016
Randers, Denmark	Manufacturing, Warehousing and Offices	79,400	Owned	N/A
Scandicco, Italy	Manufacturing, Warehousing and Offices	41,400	Leased	April 2025
Laguna, the Philippines	Manufacturing, Warehousing and Offices	83,100	Owned	N/A
Lincoln, the United Kingdom	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
Warwickshire, the United Kingdom	Manufacturing, Warehousing and Offices	12,000	Owned	N/A
Wrexham, the United Kingdom	Manufacturing, Warehousing and Offices	68,000	Owned	N/A

Food Processing:
Gainesville, GA	Manufacturing, Warehousing and Offices	106,000	Owned	N/A
Chicago, IL	Manufacturing, Warehousing and Offices	64,400	Leased	December 2016
Algona, IA	Manufacturing, Warehousing and Offices	70,100	Owned	N/A
Clayton, NC	Manufacturing, Warehousing and Offices	65,300	Leased	October 2019
Plano, TX	Manufacturing, Warehousing and Offices	133,300	Leased	December 2015
Waynesboro, VA	Manufacturing, Warehousing and Offices	25,600	Owned	N/A
		11,100	Leased	August 2015
Lodi, WI	Manufacturing, Warehousing and Offices	114,600	Owned	N/A
New South Wales, Australia	Manufacturing, Warehousing and Offices	50,500	Leased	September 2015
Mauron, France	Manufacturing, Warehousing and Offices	75,300	Leased	April 2016
Reichenau, Germany	Manufacturing, Warehousing and Offices	57,900	Leased	June 2016

Residential Kitchen:
Greenwood, MS	Manufacturing, Warehousing and Offices *	738,000	Owned	N/A
Milwaukee, WI	Manufacturing, Warehousing and Offices	144,800	Leased	May 2017

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

Not applicable.

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

	Closing Share Price
	High	Low
Fiscal 2014
First quarter	$99.92	$79.30
Second quarter	91.37	72.52
Third quarter	91.85	71.77
Fourth quarter	99.93	79.66
Fiscal 2013
First quarter	$50.72	$42.74
Second quarter	56.70	50.07
Third quarter	70.08	57.92
Fourth quarter	80.83	69.64

Shareholders

The company estimates there were approximately 61,432 record holders of the company's common stock as of March 2, 2015.

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

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
September 28 to October 25, 2014	—	$—	—	2,655,399
October 26 to November 22, 2014	—	—	—	2,655,399
November 23 to January 3, 2015	—	—	—	2,655,399
Quarter ended January 3, 2015	—	$—	—	2,655,399

In June 2014, the company’s Board of Directors approved a three-for-one split of the company’s common stock in the form of a stock dividend. The stock dividend was paid on June 27, 2014 to shareholders of record as of June 16, 2014. The company’s stock began trading on a split-adjusted basis on June 27, 2014. The stock split effectively tripled the number of shares outstanding at June 27, 2014.

In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of common shares in open market purchases. During 2013, the company's Board of Directors authorized the purchase of additional common shares in open market purchases. As of January 3, 2015, the total number of shares authorized for repurchase under the program is 4,570,266. As of January 3, 2015, 1,914,867 shares had been purchased under the 1998 stock repurchase program.

At January 3, 2015, the company had a total of 4,816,912 shares in treasury amounting to $196.0 million.

Item 6. Selected Financial Data

(amounts in thousands, except per share data)
Fiscal Year Ended(1, 2)

	2014	2013	2012	2011	2010
Income Statement Data:
Net sales	$1,636,538	$1,428,685	$1,038,174	$855,907	$719,121
Cost of sales	995,953	878,674	635,185	511,770	432,444
Gross profit	640,585	550,011	402,989	344,137	286,677
Selling and distribution expenses	182,578	155,639	106,129	91,113	75,772
General and administrative expenses	164,094	149,910	108,776	104,314	88,117
Gain on litigation settlement	(6,519)	—	—	—	—
Income from operations	300,432	244,462	188,084	148,710	122,788
Net interest expense and deferred financing amortization, net	15,592	15,901	9,238	8,503	8,592
Other expense (income), net	4,050	2,780	4,406	(241)	(40)
Earnings before income taxes	280,790	225,781	174,440	140,448	114,236
Provision for income taxes	87,478	71,853	53,743	44,975	41,369
Net earnings	$193,312	$153,928	$120,697	$95,473	$72,867

Net earnings per share:
Basic	$3.41	$2.76	$2.22	$1.77	$1.36
Diluted	$3.40	$2.74	$2.20	$1.75	$1.35

Weighted average number of shares outstanding:
Basic	56,764	55,831	54,377	53,993	53,403
Diluted	56,784	56,148	54,807	54,686	54,089

Balance Sheet Data:
Working capital (3)	$285,817	$234,349	$170,167	$(182,234)	$79,807
Total assets	2,066,131	1,819,206	1,244,280	1,146,512	873,172
Total debt	598,167	571,598	260,070	317,335	214,017
Stockholders' equity	1,006,760	838,347	650,027	510,969	424,913

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

(2)	The company has acquired numerous businesses in the periods presented. Please see Footnote 2 in the Notes to Consolidated Financial Statements for further information.

(3)	In 2011, the company's senior secured revolving credit line was classified as a current liability due to the maturity date being within twelve months of the financial statement date.

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

•	the company's ability to protect its trademarks, copyrights and other intellectual property;

•	the impact of competitive products and pricing;

•	the state of the residential construction, housing and home improvement markets;

•	the state of the credit markets, including mortgages, home equity loans and consumer credit;

•	the company's ability to maintain and grow the Viking reputation and brand image;

•	intense competition in the company's business segments including the impact of both new and established global competitors;

•	unfavorable tax law changes and tax authority rulings;

•	cybersecurity attacks and other breaches in security;

•	the continued ability to realize profitable growth through the sourcing and completion of strategic acquisitions;

•	the timely development and market acceptance of the company's products; and

•	the availability and cost of raw materials.

The company cautions readers to carefully consider the statements set forth in the section entitled "Item 1A. Risk Factors" of this filing and discussion of risks included in the company's SEC filings.

NET SALES SUMMARY
(dollars in thousands)

Fiscal Year Ended(1)
	2014		2013		2012
	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:

Commercial Foodservice	$1,041,228	63.6%	$895,494	62.7%	$786,391	75.7%

Food Processing	322,783	19.7	301,522	21.1	251,783	24.3

Residential Kitchen	272,527	16.7	231,669	16.2	—	—

Total	$1,636,538	100.0%	$1,428,685	100.0%	$1,038,174	100.0%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.9	61.5	61.2
Gross profit	39.1	38.5	38.8
Selling, general and administrative expenses	21.1	21.4	20.7
Gain on litigation settlement	(0.4)	—	—
Income from operations	18.4	17.1	18.1

Interest expense and deferred financing amortization, net	1.0	1.1	0.9
Other expense, net	0.3	0.2	0.4
Earnings before income taxes	17.1	15.8	16.8
Provision for income taxes	5.3	5.0	5.2
Net earnings	11.8%	10.8%	11.6%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Fiscal Year Ended January 3, 2015 as Compared to December 28, 2013

Net sales. Net sales in fiscal 2014 increased by $207.8 million or 14.5% to $1,636.5 million as compared to $1,428.7 million in fiscal 2013. The increase in net sales of $87.3 million, or 6.1%, was attributable to acquisition growth, resulting from the fiscal 2013 acquisitions of Celfrost and Wunder-Bar and the fiscal 2014 acquisitions of Market Forge, PES, Concordia and U-Line.  Excluding acquisitions, net sales increased $120.5 million, or 8.4%, from the prior year, reflecting a net sales increase of 8.9% at the Commercial Foodservice Equipment Group, 3.7% at the Food Processing Equipment Group and 12.8% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $145.7 million or 16.3% to $1,041.2 million in fiscal 2014, as compared to $895.5 million in fiscal 2013. Net sales from the acquisitions of Celfrost, Wunder-Bar, Market Forge and Concordia which were acquired on October 15, 2013, December 17, 2013, January 7, 2014 and September 8, 2014, respectively, accounted for an increase of $66.2 million during fiscal 2014. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $79.5 million, or 8.9%, as compared to the prior year. International sales increased $57.6 million, or 22.3%, to $316.4 million, as compared to $258.8 million in the prior year. This includes the increase of $27.4 million from the recent acquisitions. Excluding acquisitions, the net increase of $30.2 million, or 11.7%, in international sales reflects strong growth in emerging markets due to expansion of restaurant chains. Domestically, the company also realized a sales increase of $88.1 million, or 13.8%, to $724.8 million, as compared to $636.7 million in the prior year. This includes an increase of $38.8 million from recent acquisitions. Excluding the acquisitions, the net increase of $49.3 million, or 7.7%, in domestic sales includes continued growth with customer initiatives to improve efficiencies in restaurant operations by adopting new cooking and warming technologies.

•
Net sales of the Food Processing Equipment Group increased by $21.3 million or 7.1% to $322.8 million in fiscal 2014, as compared to $301.5 million in fiscal 2013.  Net sales from the acquisition of PES which was acquired on March 31, 2014, accounted for an increase of $10.0 million.  Excluding the impact of this acquisition, net sales of the Food Processing Equipment Group increased $11.3 million, or 3.7%. The increase in sales reflects expansion of food processing operations to support growing global demand and initiatives to upgrade food processing operations to more efficient and cost effective equipment.

•
Net sales of the Residential Kitchen Equipment Group increased by $40.8 million or 17.6% to $272.5 million in fiscal 2014, as compared to $231.7 million in fiscal 2013. Net sales from the acquisition of U-Line which was acquired on November 5, 2014, accounted for an increase of $11.1 million. Excluding the impact of this acquisition, net sales of the Residential Kitchen Equipment Group increased $29.7 million or 12.8%. Sales were favorably impacted by distributor acquisitions which included the additional sales markup on Viking product sales reported by the acquired distributors.

Gross profit. Gross profit increased by $90.6 million to $640.6 million in fiscal 2014 from $550.0 million in fiscal 2013. The gross margin rate increased from 38.5% in 2013 to 39.1% in 2014. The net increase in the gross margin rate reflects the benefit of acquisition integration initiatives.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $56.7 million, or 15.2%, to $429.2 million in fiscal 2014 as compared to $372.5 million in fiscal 2013. The gross margin rate declined to 41.2% as compared to 41.6% in the prior year. Gross profit from the acquisitions of Celfrost, Wunder-Bar, Market Forge and Concordia accounted for approximately $24.4 million of the increase in gross profit during fiscal 2014. Excluding the recent acquisitions, the gross profit increased by approximately $32.3 million on the higher sales volumes.

•
Gross profit at the Food Processing Equipment Group increased by $20.3 million, or 19.9%, to $122.1 million in fiscal 2014 as compared to $101.8 million in fiscal 2013. The gross margin rate increased to 37.8% in fiscal 2014 as compared to 33.8% in fiscal 2013. Gross profit from the acquisition of PES accounted for approximately $4.8 million of the increase in gross profit during fiscal 2014. Excluding the recent acquisitions, the gross profit increased by approximately $15.5 million as the company realized the favorable impact of ongoing integration initiatives from previously acquired companies.

•
Gross profit at the Residential Kitchen Equipment Group increased by $12.0 million, or 15.3%, to $90.6 million in fiscal 2014 as compared to $78.6 million in fiscal 2013. The gross margin rate declined to 33.2% in fiscal 2014 as compared to 33.9% in fiscal 2013. Gross profit from the acquisition of U-Line accounted for approximately $3.6 million of the increase in gross profit during fiscal 2014. Excluding the recent acquisitions, the gross profit increased by approximately $8.4 million.

Selling, general and administrative expenses. Combined selling, general, and administrative expenses increased by $34.7 million to $340.2 million in fiscal 2014 from $305.5 million in 2013. As a percentage of net sales, operating expenses amounted to 20.7% in fiscal 2014 and 21.4% in fiscal 2013.

Selling expenses increased $27.0 million to $182.6 million from $155.6 million, reflecting an increase of $7.3 million associated with the recently acquired Celfrost, Wunder-Bar, Market Forge, PES, Concordia and U-Line operations. Selling expenses also reflect higher costs at Viking associated with the acquisition and addition of distributor operations, which increased by approximately $9.5 million. Additionally, expenses increased $3.3 million related to increased commissions on higher sales volumes and $4.2 million of increased compensation expenses related in part to investments in international sales organizations for the Residential Kitchen Equipment Group and Food Processing Equipment Group.

General and administrative expenses increased $14.2 million to $164.1 million from $149.9 million, reflecting an increase of $11.9 million associated with the recently acquired Celfrost, Wunder-Bar, Market Forge, PES, Concordia and U-Line operations including $2.8 million of non-cash intangible amortization expense. General and administrative expenses also included an increase of $3.7 million related to professional fees associated with acquisition related activities. These increases were offset in part by a reduction of $3.1 million related to acquisition integration initiatives pertaining to the Residential Kitchen Equipment Group.

The gain on litigation settlement of $6.5 million represents the net proceeds from a settlement related to a patent infringement matter.

Income from operations. Income from operations increased $55.9 million to $300.4 million in fiscal 2014 from $244.5 million in fiscal 2013. The increase in operating income resulted from the increase in net sales and gross profit. Operating income as a percentage of net sales increased to 18.4% in 2014 from 17.1% in 2013.

Income from operations in 2014 included $56.8 million of non-cash expenses, including $15.5 million of depreciation expense, $24.6 million of intangible amortization related to acquisitions and $16.7 million of stock based compensation. This compares to $53.9 million of non-cash expenses in the prior year, including $13.5 million of depreciation expense, $28.5 million of intangible amortization related to acquisitions, and $11.9 million of stock based compensation costs.

Non-operating expenses. Non-operating expenses increased $1.0 million to $19.7 million in fiscal 2014 from $18.7 million in fiscal 2013. Net interest expense decreased $0.3 million from $15.9 million in fiscal 2013 to $15.6 million in fiscal 2014 due to a reduced interest rate on the senior secured credit facility in 2014. Other expense was $4.1 million in fiscal 2014 as compared to $2.8 million in fiscal 2013 primarily reflecting foreign exchange losses during the year.

Income taxes. A tax provision of $87.5 million, at an effective rate of 31.2%, was recorded for fiscal 2014 as compared to $71.9 million at an effective rate of 31.8%, in fiscal 2013. The current year effective tax rate is comprised of a 35.0% U.S. federal tax rate and 2.2% in U.S. state income taxes, 0.2% in other adjustments, net of 2.3% in tax relief for U.S. manufacturers, 2.0% in permanent tax deductions and 1.9% in foreign rate differentials. In comparison to the prior year, the tax provision reflects a lower effective rate impact related to decreased international tax provision resulting from increased earnings in lower rate jurisdictions and an increase in permanent tax benefits, which reduced the effective tax rate by 0.9% and 0.8%, respectively. The effective tax rate reflects a detriment from increased state tax provisions of 1.3%.

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

Income taxes. A tax provision of $71.9 million, at an effective rate of 31.8%, was recorded for fiscal 2013 as compared to $53.7 million at an effective rate of 30.8%, in fiscal 2012. The current year effective tax rate is comprised of a 35.0% U.S. federal tax rate and 0.9% in U.S. state income taxes, 0.7% in other adjustments, net of 2.6% in tax relief for U.S. manufacturers, 1.2% in permanent tax deductions and 1.0% in foreign rate differentials. In comparison to the prior year, the tax provision reflects a higher effective rate on an increase to tax reserves, increased international tax provision resulting from increased earnings in higher rate jurisdictions and a decrease in permanent tax benefits, which increased the effective tax rate by 2.1%, 0.5% and 0.4%, respectively. The effective tax rate reflects a benefit from reduced state tax provisions resulting from increased income in lower rate jurisdictions of 1.8%.

Financial Condition and Liquidity

Total cash and cash equivalents increased by $7.0 million to $43.9 million at January 3, 2015 from $36.9 million at December 28, 2013. Net borrowings increased to $598.2 million at January 3, 2015, from $571.6 million at December 28, 2013.

Operating activities. Net cash provided by operating activities before changes in assets and liabilities amounted to $266.6 million as compared to $206.0 million in the prior year. Adjustments to reconcile 2014 net earnings to operating cash flows before changes in assets and liabilities included $15.5 million of depreciation and $25.8 million of amortization, $16.7 million of non-cash stock compensation expense and $15.3 million of deferred tax provision.

Net cash provided by operating activities after changes in assets and liabilities amounted to $233.9 million as compared to $146.2 million in the prior year.

During fiscal 2014, working capital levels changed due to increased working capital needs. These changes in working capital levels included a $2.1 million increase in inventory and a $20.6 million increase in accounts receivable, primarily due to increased order rates, investments in growing international markets and investments at Viking in connection the acquisition and establishment of company owned distribution operations. Changes in working capital levels also included a $0.4 million increase in prepaid expenses and other assets, a $7.9 million decrease in accounts payable due to the timing of vendor payments and a $1.8 million decrease in accrued expenses and other non-current liabilities.

In connection with the company’s acquisition activities during the year, the company added assets and liabilities from the opening balance sheets of the acquired businesses in its consolidated balance sheets and accordingly these amounts are not reflected in the net change in working capital.

Investing activities. During 2014, net cash used for investing activities amounted to $233.1 million. This included $219.9 million of 2014 acquisition related investments, which included $10.2 million, $38.5 million, $15.0 million, $12.5 million and $142.0 million in connection with the acquisitions of Market Forge, Viking Distributors 2014, PES, Concordia and U-Line, respectively. Additional investing activities included $13.1 million of additions and upgrades of production equipment, manufacturing facilities and training equipment.

Financing activities. Net cash flows provided by financing activities amounted to $8.9 million in 2014. The company borrowed $18.9 million under its $1.0 billion revolving credit facility and $8.8 million under foreign borrowing facilities.
The company used $44.3 million to repurchase 155,211 shares of its common stock that were surrendered to the company by employees in lieu of cash for payment for withholding taxes related to restricted stock vestings and stock option exercises that occurred during fiscal 2014.
The company realized a $25.5 million cash benefit related to excess tax deductions associated with the exercise of vested stock options during the year.

At January 3, 2015, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowings from current lenders will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

Contractual Obligations

The company's contractual cash payment obligations are set forth below (dollars in thousands):

	Amounts Due Sellers From Acquisition	Debt	Estimated Interest on Debt	Operating Leases	Total Contractual Cash Obligations
Less than 1 year	$9,534	$9,402	$12,346	$14,062	$45,344
1-3 years	5,679	587,976	17,742	16,389	627,786
4-5 years	—	228	200	7,629	8,057
After 5 years	—	561	52	10,023	10,636

	$15,213	$598,167	$30,340	$48,103	$691,823

The company has obligations to make $15.2 million of estimated contingent purchase price payments to the sellers of Stewart, Nieco, Spooner Vicars, Celfrost, Market Forge and Concordia that were deferred in conjunction with the acquisitions.

As of January 3, 2015, the company had $587.5 million outstanding under its revolving credit line as part of its senior credit agreement. The average interest rate on this debt amounted to 1.42% at January 3, 2015. This facility matures on August 7, 2017. As of January 3, 2015, the company also has $10.4 million of debt outstanding under various foreign credit facilities. The estimated interest payments reflected in the table above assume that the level of debt and average interest rate on the company’s revolving credit line under its senior credit agreement does not change until the facility reaches maturity in August 2017. The estimated payments also assume that relative to the company’s foreign borrowings: all scheduled term loan payments are made; the level of borrowings does not change; and the average interest rates remain at their January 3, 2015 rates. Also reflected in the table above is $1.9 million of payments to be made related to the company’s interest rate swap agreements in 2015.

As indicated in Note 11 to the consolidated financial statements, the company’s projected benefit obligation under its defined benefit plans exceeded the plans’ assets by $21.1 million at the end of 2014 as compared to $15.0 million at the end of 2013. The unfunded benefit obligations were comprised of a $1.2 million underfunding of the company's union plan, $8.6 million underfunding of the company’s Smithville plan, which was acquired as part of the Star acquisition, $0.8 million underfunding of the company’s Wrexham plan, which was acquired as part of the Lincat acquisition, and $10.5 million underfunding of the company's chairman plan. The company made minimum contributions required by the Employee Retirement Income Security Act of 1974 (“ERISA”) of $0.9 million and $0.6 million in 2014 and 2013, respectively, to the company’s Smithville plan and $0.1 million in 2013 to the company's union plan. The company expects to continue to make minimum contributions to the Smithville plan as required by ERISA, of $0.8 million in 2015. The company expects to contribute $0.4 million to the Wrexham plan in 2015.

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

Related Party Transactions

From December 29, 2013 through the date hereof, there were no transactions between the company, its directors and executive officers that are required to be disclosed pursuant to Item 404 of Regulation S-K, promulgated under the Securities and Exchange Act of 1934, as amended.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, “Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This update changes the criteria for determining which disposals can be presented as discontinued operations and requires expanded disclosures. Under ASU No. 2014-08, a disposal of a component of an entity or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. This update is effective for annual and corresponding interim reporting periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued. The company is evaluating the impact the application of this ASU will have, if any, on the company’s financial position, results of operations and cash flows.
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
In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update is effective for annual and corresponding interim reporting periods beginning on or after December 15, 2015. Early adoption is permitted. The company is evaluating the impact the application of this ASU will have, if any, on the company’s financial position, results of operations and cash flows.

Certain Risk Factors That May Affect Future Results

An investment in shares of the company's common stock involves risks. The company believes the risks and uncertainties described in "Item 1A. Risk Factors" and in "Special Note Regarding Forward-Looking Statements" are the material risks it faces. Additional risks and uncertainties not currently known to the company or that it currently deems immaterial may impair its business operations. If any of the risks identified in "Item 1A. Risk Factors" actually occurs, the company's business, results of operations and financial condition could be materially adversely affected, and the trading price of the company's common stock could decline.

Item 7A.          Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company's debt obligations:

Variable Rate Debt

2015	$9,402
2016	587,862
2017	114
2018	114
2019 and thereafter	675
$598,167

On August 7, 2012, the company entered into a senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of January 3, 2015, the company had $587.5 million of borrowings outstanding under this facility. The company also has $11.3 million in outstanding letters of credit as of January 3, 2015, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $401.2 million at January 3, 2015.

At January 3, 2015, borrowings under the senior secured credit facility were assessed at an interest rate at 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At January 3, 2015, the average interest rate on the senior debt amounted to 1.42%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio, is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of January 3, 2015.

In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone. These facilities included a revolving credit facility and term loan. At January 3, 2015, these facilities amounted to $3.4 million in U.S. dollars, including $2.2 million outstanding under a revolving credit facility and $1.2 million under a term loan. The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 3.05% on January 3, 2015. At January 3, 2015, the interest rate assessed on the term loan was 4.55%. The term loan matures in 2022.

In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l. in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro. At January 3, 2015, these facilities amounted to $0.6 million in U.S. dollars. The interest rate on the credit facilities is tied to three-month Euro LIBOR. At January 3, 2015, the average interest rate on these facilities was approximately 3.36%. The facilities are secured by outstanding accounts receivable collectible within six months.

In October 2013, the company completed its acquisition of substantially all of the assets of Celfrost Innovations Pvt. Ltd. in India. At the time of the acquisition a local credit facility, denominated in Indian Rupee, was established to fund local working capital needs. At January 3, 2015, the facility amounted to $2.7 million in U.S. dollars. At January 3, 2015, borrowings under the facility were assessed at an interest rate at 1.25% above the Reserve Bank of India's base rate for long-term borrowings. At January 3, 2015, the average interest rate on this facility was approximately 10.75%.

In March 2014, Cozzini do Brazil LTDA entered into a local credit facility, denominated in Brazilian Real, to fund local working capital needs. At January 3, 2015, the facility amounted to $3.7 million in U.S. dollars and was assessed an interest rate of 1.50% above the Brazilian central bank CDI Rate. At January 3, 2015, the interest rate assessed on this facility was 11.57%. This local credit facility matures on March 28, 2015.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of January 3, 2015, the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date
25,000,000	2.520%	2/23/2011	2/23/2016
15,000,000	1.185%	9/12/2011	9/12/2016
10,000,000	0.498%	2/11/2013	7/11/2015
15,000,000	0.458%	2/11/2013	10/11/2015
25,000,000	0.635%	2/11/2013	8/11/2016
25,000,000	0.789%	2/11/2013	3/11/2017
25,000,000	0.803%	2/11/2013	5/11/2017
35,000,000	0.880%	2/11/2013	7/11/2017
10,000,000	1.480%	9/11/2013	7/11/2017
15,000,000	0.920%	3/11/2014	7/11/2017
25,000,000	0.950%	3/11/2014	7/11/2017

The senior revolving facility matures on August 7, 2017, and accordingly has been classified as a long-term liability on the consolidated balance sheet.

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; and enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the Company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under the terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The potential loss on fair value for the company's debt obligations from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows. At January 3, 2015, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of January 3, 2015, the fair value of these instruments was a liability of $0.8 million. The change in fair value of these swap agreements in fiscal 2014 was a gain of $0.4 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Middleby Corporation and Subsidiaries

We have audited the Middleby Corporation and subsidiaries internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Middleby Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As indicated in the Company's accompanying “Management's Report on Internal Control over Financial Reporting”, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Viking Distributors 2014, Processing Equipment Solutions, Inc., Concordia Coffee Company, Inc. and U-Line Corporation which are included in the 2014 consolidated financial statements of the Middleby Corporation and subsidiaries and constituted 0.8% of total assets and 13.2% of net assets, respectively, as of January 3, 2015, and 10.5% of net sales and 6.7% of net earnings, respectively, for the year then ended.  Our audit of internal control over financial reporting of the Middleby Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of Viking Distributors 2014, Processing Equipment Solutions, Inc., Concordia Coffee Company, Inc. and U-Line Corporation.

In our opinion, the Middleby Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Middleby Corporation and subsidiaries as of January 3, 2015 and December 28, 2013, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended January 3, 2015 of the Middleby Corporation and subsidiaries and our report dated March 4, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 4, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Middleby Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of the Middleby Corporation and subsidiaries as of January 3, 2015 and December 28, 2013, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 3, 2015. Our audit also includes the financial statement schedule listed in the Index at Item 8. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Middleby Corporation and subsidiaries at January 3, 2015 and December 28, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Middleby Corporation and subsidiaries internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 4, 2015

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 3, 2015 AND DECEMBER 28, 2013
(amounts in thousands, except share data)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$43,945	$36,894
Accounts receivable, net	229,875	205,264
Inventories, net	255,776	220,116
Prepaid expenses and other	27,980	32,322
Prepaid taxes	5,538	801
Current deferred taxes	51,017	50,337
Total current assets	614,131	545,734
Property, plant and equipment, net	129,697	125,457
Goodwill	808,491	687,955
Other intangibles, net	492,031	447,944
Long-term deferred tax assets	2,925	1,641
Other assets	18,856	10,475
Total assets	$2,066,131	$1,819,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$9,402	$1,408
Accounts payable	98,327	96,518
Accrued expenses	220,585	213,459
Total current liabilities	328,314	311,385
Long-term debt	588,765	570,190
Long-term deferred tax liability	88,800	61,433
Other non-current liabilities	53,492	37,851
Stockholders' equity:
Preferred stock, $0.01 par value; none issued	—	—
Common stock, $0.01 par value, 62,088,592 and 62,035,207 shares issued in 2014 and 2013, respectively	144	144
Paid-in capital	310,409	268,229
Treasury stock at cost; 4,816,912 and 4,661,701 shares in 2014 and 2013, respectively	(196,026)	(151,743)
Retained earnings	923,664	730,352
Accumulated other comprehensive loss	(31,431)	(8,635)

Total stockholders' equity	1,006,760	838,347

Total liabilities and stockholders' equity	$2,066,131	$1,819,206

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED JANUARY 3, 2015, DECEMBER 28, 2013
AND DECEMBER 29, 2012
(amounts in thousands, except per share data)

	2014	2013	2012
Net sales	$1,636,538	$1,428,685	$1,038,174
Cost of sales	995,953	878,674	635,185
Gross profit	640,585	550,011	402,989
Selling and distribution expenses	182,578	155,639	106,129
General and administrative expenses	164,094	149,910	108,776
Gain on litigation settlement	(6,519)	—	—
Income from operations	300,432	244,462	188,084
Interest expense and deferred financing amortization, net	15,592	15,901	9,238
Other expense, net	4,050	2,780	4,406
Earnings before income taxes	280,790	225,781	174,440
Provision for income taxes	87,478	71,853	53,743
Net earnings	$193,312	$153,928	$120,697

Net earnings per share:
Basic	$3.41	$2.76	$2.22
Diluted	$3.40	$2.74	$2.20

Weighted average number of shares
Basic	56,764	55,831	54,377
Dilutive common stock equivalents	20	317	430
Diluted	56,784	56,148	54,807

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED JANUARY 3, 2015, DECEMBER 28, 2013
AND DECEMBER 29, 2012
(amounts in thousands)

	2014	2013	2012

Net earnings	$193,312	$153,928	$120,697

Other comprehensive income:
Foreign currency translation adjustments	(18,770)	(530)	5,873
Pension liability adjustment, net of tax	(4,420)	3,477	2,018
Unrealized gain on interest rate swaps, net of tax	394	817	244
Comprehensive income	$170,516	$157,692	$128,832

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED JANUARY 3, 2015, DECEMBER 28, 2013
AND DECEMBER 29, 2012
(amounts in thousands)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, December 31, 2011	$137	$202,321	$(126,682)	$455,727	$(20,534)	$510,969
Net earnings	—	—	—	120,697	—	120,697
Currency translation adjustments	—	—	—	—	5,873	5,873
Change in unrecognized pension benefit costs, net of tax of $(137)	—	—	—	—	2,018	2,018
Unrealized gain on interest rate swap, net of tax of $(149)	—	—	—	—	244	244
Exercise of stock options	4	2,800	—	—	—	2,804
Stock compensation	—	11,984	—	—	—	11,984
Tax benefit on stock compensation	—	16,108	—	—	—	16,108
Purchase of treasury stock	—	—	(20,670)	—	—	(20,670)
Balance, December 29, 2012	$141	$233,213	$(147,352)	$576,424	$(12,399)	$650,027
Net earnings	—	—	—	153,928	—	153,928
Currency translation adjustments	—	—	—	—	(530)	(530)
Change in unrecognized pension benefit costs, net of tax of $3,302	—	—	—	—	3,477	3,477
Unrealized gain on interest rate swap, net of tax of $545	—	—	—	—	817	817
Exercise of stock options	3	3,839	—	—	—	3,842
Stock compensation	—	11,862	—	—	—	11,862
Tax benefit on stock compensation	—	19,315	—	—	—	19,315
Purchase of treasury stock	—	—	(4,391)	—	—	(4,391)
Balance, December 28, 2013	$144	$268,229	$(151,743)	$730,352	$(8,635)	$838,347
Net earnings	—	—	—	193,312	—	193,312
Currency translation adjustments	—	—	—	—	(18,770)	(18,770)
Change in unrecognized pension benefit costs, net of tax of $(2,234)	—	—	—	—	(4,420)	(4,420)
Unrealized gain on interest rate swap, net of tax of $263	—	—	—	—	394	394
Stock compensation	—	16,690	—	—	—	16,690
Tax benefit on stock compensation	—	25,490	—	—	—	25,490
Purchase of treasury stock	—	—	(44,283)	—	—	(44,283)
Balance, January 3, 2015	$144	$310,409	$(196,026)	$923,664	$(31,431)	$1,006,760

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JANUARY 3, 2015, DECEMBER 28, 2013
AND DECEMBER 29, 2012
(amounts in thousands)

	2014	2013	2012
Cash flows from operating activities—
Net earnings	$193,312	$153,928	$120,697
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	41,252	43,164	26,903
Non-cash share-based compensation	16,690	11,862	11,984
Deferred taxes	15,341	(2,975)	(83)
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(20,577)	(17,524)	(3,880)
Inventories, net	(2,064)	(19,819)	(19,026)
Prepaid expenses and other assets	(384)	(7,768)	(7,198)
Accounts payable	(7,872)	(9,248)	2,684
Accrued expenses and other liabilities	(1,816)	(5,462)	(3,735)
Net cash provided by operating activities	233,882	146,158	128,346
Cash flows from investing activities—
Additions to property and equipment	(13,143)	(14,640)	(7,652)
Sale of asset	—	7,000	—
Purchase of trade name	—	(5,000)	—
Acquisition of Cooktek	—	(817)	(335)
Acquisition of Danfotech, net of cash acquired	—	—	361
Acquisition of Drake, net of cash acquired	—	—	(403)
Acquisition of Baker	—	—	(10,250)
Acquisition of Stewart, net of cash acquired	—	1,303	(27,756)
Acquisition of Nieco, net of cash acquired	—	—	(23,860)
Acquisition of Viking, net of cash acquired	—	(361,731)	—
Acquisition of Viking Distributors 2013	—	(14,916)	—
Acquisition of Celfrost	(356)	(11,246)	—
Acquisition of Wunder-Bar, net of cash acquired	(1,285)	(74,143)	—
Acquisition of Market Forge	(10,240)	—	—
Acquisition of Viking Distributors 2014	(38,485)	—	—
Acquisition of PES	(15,000)	—	—
Acquisition of Concordia, net of cash acquired	(12,516)	—	—
Acquisition of U-Line, net of cash acquired	(142,033)	—	—
Net cash used in investing activities	(233,058)	(474,190)	(69,895)
Cash flows from financing activities—
Net proceeds under current revolving credit facilities	18,900	312,100	256,500
Net (repayments) proceeds under previous revolving credit facilities	—	—	(309,400)
Net (repayments) proceeds under foreign bank loan	8,815	(632)	(4,771)
Net (repayments) proceeds under other debt arrangement	(35)	(32)	350
Repurchase of treasury stock	(44,283)	(4,391)	(20,670)
Debt issuance costs	—	—	(5,862)
Excess tax benefit related to share-based compensation	25,490	19,315	16,108
Net proceeds from stock issuances	—	3,842	2,804
Net cash provided by (used in) financing activities	8,887	330,202	(64,941)

Effect of exchange rates on cash and cash equivalents	(2,660)	358	640
Changes in cash and cash equivalents—
Net increase (decrease) in cash and cash equivalents	7,051	2,528	(5,850)
Cash and cash equivalents at beginning of year	36,894	34,366	40,216

Cash and cash equivalents at end of year	$43,945	$36,894	$34,366

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED JANUARY 3, 2015, DECEMBER 28, 2013
AND DECEMBER 29, 2012

(1)	NATURE OF OPERATIONS

The Middleby Corporation (the "company") is engaged in the design, manufacture and sale of commercial foodservice, food processing equipment and residential kitchen equipment. The company manufactures and assembles this equipment at twenty-six U.S. and ten international manufacturing facilities. The company operates in three business segments: 1) the Commercial Foodservice Equipment Group, 2) the Food Processing Equipment Group and 3) the Residential Kitchen Equipment Group.

The Commercial Foodservice Equipment Group has a broad portfolio of cooking and warming equipment, which enables it to serve virtually any cooking or warming application within a commercial kitchen or foodservice operation. This cooking and warming equipment is used across all types of foodservice operations, including quick-service restaurants, full-service restaurants, convenience stores, retail outlets, hotels and other institutions. The products offered by this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, warming equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, professional refrigerators, coldrooms, ice machines, freezers and beverage dispensing equipment.

The Food Processing Equipment Group offers a broad portfolio of processing solutions for customers producing pre-cooked meat products, such as hot dogs, dinner sausages, poultry and lunchmeats and baked goods such as muffins, cookies and bread. Through its broad line of products, the company is able to deliver a wide array of cooking solutions to service a variety of food processing requirements demanded by its customers. The company can offer highly integrated solutions that provide a food processing operation a uniquely integrated solution providing for the highest level of food quality, product consistency, and reduced operating costs resulting from increased product yields, increased capacity and greater throughput and reduced labor costs though automation. The products offered by this group include a wide array of cooking and baking solutions including, batch ovens, baking ovens, proofing ovens, conveyor ovens, continuous processing ovens, frying systems and automated thermal processing systems. The company also provides a comprehensive portfolio of complementary food preparation equipment such as grinders, slicers, emulsifiers, mixers, blenders, battering equipment, breading equipment, water cutting systems, food presses, and forming equipment, as well as a variety of food safety, food handling, freezing and packaging equipment. This portfolio of equipment can be integrated to provide customers a highly efficient and customized solution.

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
The final allocation of cash paid for the Stewart acquisition is summarized as follows (in thousands):

	(as initially reported) Sept 5, 2012	Measurement Period Adjustments	(as adjusted) Sept 5, 2012
Cash	$—	$244	$244
Current assets	11,839	(1,922)	9,917
Property, plant and equipment	653	583	1,236
Goodwill	17,886	(2,140)	15,746
Other intangibles	6,850	4,030	10,880
Current liabilities	(5,228)	(1,511)	(6,739)
Other non-current liabilities	(4,000)	(587)	(4,587)

Consideration paid at closing	$28,000	$(1,303)	$26,697

Contingent consideration	4,000	587	4,587

Net assets acquired and liabilities assumed	$32,000	$(716)	$31,284
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

Viking Distributors 2013
Subsequent to the acquisition of Viking, the company, through Viking, purchased certain assets of four of Viking's former distributors ("Viking Distributors 2013"). The aggregate purchase price of these transactions as of June 29, 2013 was approximately $23.6 million. This included $8.7 million in forgiveness of liabilities owed to Viking resulting from pre-existing relationships with Viking.
The final allocation of cash paid for the Viking Distributors 2013 is summarized as follows (in thousands):

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

The goodwill is subject to the non-amortization provisions of ASC 350. Goodwill of these Distributor 2013 purchases is allocated to the Residential Kitchen Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

Celfrost

On October 15, 2013, the company completed its acquisition of substantially all of the assets of Celfrost Innovations Pvt. Ltd. ("Celfrost"), a preferred commercial foodservice equipment supplier in India with a broad line of cold side products such as professional refrigerators, coldrooms, ice machines and freezers marketed under the Celfrost brand for a purchase price of approximately $11.2 million. An additional deferred payment of $0.4 million was made in the fourth quarter of 2014 as provided for in the purchase agreement. Additional deferred payments of approximately $0.7 million in aggregate are also due to the seller in equal installments on the second and third anniversary of the acquisition.
The final allocation of cash paid for the Celfrost acquisition is summarized as follows (in thousands):

	(as initially reported) Oct 15, 2013	Measurement Period Adjustments	(as adjusted) Oct 15, 2013
Current assets	$5,638	$(124)	$5,514
Property, plant and equipment	182	—	182
Goodwill	5,943	1,718	7,661
Other intangibles	4,333	—	4,333
Other assets	4	—	4
Current liabilities	(3,979)	(1,594)	(5,573)
Other non-current liabilities	(875)	—	(875)

Consideration paid at closing	$11,246	$—	$11,246

Deferred payments	1,067	—	1,067

Net assets acquired and liabilities assumed	$12,313	$—	$12,313
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

Wunder-Bar

On December 17, 2013, the company completed its acquisition of all of the capital stock of Automatic Bar Controls, Inc. ("Wunder-Bar") a leading manufacturer of beverage dispensing systems for the commercial foodservice industry, for a purchase price of approximately $74.1 million, net of cash acquired. During the third quarter of 2014, the company finalized the working capital provision provided by the purchase agreement resulting in a return from the seller of $0.1 million. In 2014, the company purchased additional assets related to Wunder-Bar for approximately $0.8 million. An additional deferred payment of $0.6 million is also payable to the seller pursuant to the purchase agreement.
The final allocation of cash paid for the Wunder-Bar acquisition is summarized as follows (in thousands):

	(as initially reported) Dec 17, 2013	Measurement Period Adjustments	(as adjusted) Dec 17, 2013
Cash	$857	$—	$857
Current deferred tax asset	50	188	238
Current assets	13,127	656	13,783
Property, plant and equipment	1,735	(312)	1,423
Goodwill	45,056	(3,251)	41,805
Other intangibles	30,000	3,060	33,060
Other assets	—	290	290
Current liabilities	(5,013)	865	(4,148)
Long-term deferred tax liability	(10,811)	(1,280)	(12,091)
Other non-current liabilities	(1)	(365)	(366)

Consideration paid at closing	$75,000	$(149)	$74,851

Additional assets acquired post closing	—	848	848
Deferred payments	—	586	586

Net assets acquired and liabilities assumed	$75,000	$1,285	$76,285

The current deferred tax assets and long term deferred tax liabilities amounted to $0.2 million and $12.1 million, respectively. These net assets are comprised of $0.2 million of assets arising from the difference between the book and tax basis of tangible asset and liability accounts, net of $12.1 million of deferred tax liabilities related to difference between the book and tax basis of identifiable intangible assets.

The goodwill and $12.7 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $20.2 million allocated to customer relationships and $0.2 million allocated to backlog which is to be amortized over a period of 14 years and 3 months, respectively. Goodwill and other intangibles of Wunder-Bar are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

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
The final allocation of cash paid for the Market Forge acquisition is summarized as follows (in thousands):

	(as initially reported) Jan 7, 2014	Measurement Period Adjustments	(as adjusted) Jan 7, 2014
Current assets	$2,051	$(100)	$1,951
Property, plant and equipment	120	—	120
Goodwill	5,252	654	5,906
Other intangibles	4,191	—	4,191
Current liabilities	(4,374)	(554)	(4,928)

Consideration paid at closing	$7,240	$—	$7,240

Deferred payments	3,000	—	3,000
Contingent consideration	1,374	126	1,500

Net assets acquired and liabilities assumed	$11,614	$126	$11,740
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
The Market Forge purchase agreement includes an earnout provision providing for a contingent payment due the sellers to the extent certain financial targets are exceeded. This earnout is payable within the first quarter of 2015 if Market Forge exceeds certain sales targets for fiscal 2014. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $1.5 million.

Viking Distributors 2014
The company, through Viking, purchased certain assets of two of Viking's former distributors ("Viking Distributors 2014"). The aggregate purchase price of these transactions as of January 31, 2014 was approximately $44.5 million. This included $6.0 million in forgiveness of liabilities owed to Viking resulting from pre-existing relationships with Viking.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Jan 31, 2014	Preliminary Measurement Period Adjustments	(as adjusted) Jan 31, 2014
Current assets	$35,909	$(8,101)	$27,808
Property, plant and equipment	2,000	(291)	1,709
Goodwill	7,552	8,647	16,199
Current liabilities	(1,005)	(255)	(1,260)

Net assets acquired and liabilities assumed	$44,456	$—	$44,456

Forgiveness of liabilities owed to Viking	(5,971)	—	(5,971)

Consideration paid at closing	$38,485	$—	$38,485
The goodwill is subject to the non-amortization provisions of ASC 350 and is allocated to the Residential Kitchen Equipment Group for segment reporting purposes. This asset is expected to be deductible for tax purposes.
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

Processing Equipment Solutions
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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Mar 31, 2014	Preliminary Measurement Period Adjustments	(as adjusted) Mar 31, 2014
Current assets	$2,211	$(153)	$2,058
Property, plant and equipment	3,493	—	3,493
Goodwill	10,792	269	11,061
Other intangibles	1,600	—	1,600
Other assets	21	—	21
Current liabilities	(3,117)	(116)	(3,233)

Consideration paid at closing	$15,000	$—	$15,000

Contingent consideration	2,301	116	2,417

Net assets acquired and liabilities assumed	$17,301	$116	$17,417
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
The PES purchase agreement includes an earnout provision providing for a contingent payment due the sellers to the extent certain financial targets are exceeded. This earnout is payable within the first quarter of 2017 if PES exceeds certain sales targets for fiscal 2014, 2015 and 2016. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $2.4 million.
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

Concordia
On September 8, 2014, the company completed its acquisition of all of the capital stock of Concordia Coffee Company, Inc. ("Concordia"), a leading manufacturer of automated and self-service coffee and espresso machines for the commercial foodservice industry, for a purchase price of approximately $12.5 million, net of cash acquired. An additional payment is also due upon the achievement of certain financial targets. The purchase price is subject to adjustment based upon a working capital provision with the purchase agreement. The company expects to finalize this in the first quarter of 2015.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Sep 8, 2014	Preliminary Measurement Period Adjustments	(as adjusted) Sep 8, 2014
Cash	$345	$—	$345
Current deferred tax asset	—	424	424
Current assets	3,767	(489)	3,278
Goodwill	11,255	(4,594)	6,661
Other intangibles	4,500	—	4,500
Long-term deferred tax asset	—	1,981	1,981
Current liabilities	(2,296)	16	(2,280)
Other non-current liabilities	(4,710)	2,662	(2,048)

Consideration paid at closing	$12,861	$—	$12,861

Contingent consideration	4,710	(2,662)	2,048

Net assets acquired and liabilities assumed	$17,571	$(2,662)	$14,909
The current and long term deferred tax assets amounted to $0.4 million and $2.0 million, respectively. These net assets are comprised of $3.5 million related to federal net operating loss carry forwards, $0.5 million of assets arising from the difference between the book and tax basis of tangible asset and liability accounts, net of $1.6 million of deferred tax liabilities related to the difference between the book and tax basis of identifiable intangible assets. Federal net operating loss carry forwards are subject to carry forward limitations for income tax purposes.
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
The Concordia purchase agreement includes an earnout provision providing for a contingent payment due the sellers to the extent certain financial targets are exceeded. This earnout is payable within the first quarter of 2017 if Concordia exceeds certain sales targets for fiscal 2015 and 2016. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $2.0 million.
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

U-Line
On November 5, 2014, the company completed its acquisition of all of the capital stock of U-Line Corporation ("U-Line"), a leading manufacturer of premium residential built-in modular ice making, refrigeration and wine preservation products for the residential industry, for a purchase price of approximately $142.0 million, net of cash acquired.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) Nov 5, 2014
Cash	$12,764
Current deferred tax asset	657
Current assets	12,237
Property, plant and equipment	3,376
Other intangibles	57,500
Goodwill	89,501
Current liabilities	(6,032)
Long-term deferred tax liabilty	(13,095)
Other non-current liabilities	(2,111)

Net assets acquired and liabilities assumed	$154,797
The current deferred tax assets and long term deferred tax liabilities amounted to $0.7 million and $13.1 million, respectively. These net assets are comprised of $3.8 million related to federal and state net operating loss carry forwards, $1.3 million of assets arising from the difference between the book and tax basis of tangible asset and liability accounts, net of $17.5 million of deferred tax liabilities related to the difference between the book and tax basis of identifiable intangible assets. Federal and state net operating loss carry forwards are subject to carry forward limitations for income tax purposes.
The goodwill and $40.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles includes $17.5 million allocated to customer relationships, which are being amortized over a period of 7 years. Goodwill and other intangibles of U-Line are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
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

Pro forma financial information

In accordance with ASC 805 “Business Combinations”, the following unaudited pro forma results of operations for the years ended January 3, 2015 and December 28, 2013, assumes the 2014 acquisitions of Market Forge, PES, Concordia and U-Line and the 2013 acquisitions of Celfrost and Wunder-Bar were completed on December 30, 2012 (first day of fiscal year 2013). The following pro forma results include adjustments to reflect additional interest expense to fund the acquisition, amortization of intangibles associated with the acquisition, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	January 3, 2015	December 28, 2013
Net sales	$1,703,119	$1,563,415
Net earnings	199,354	162,224

Net earnings per share:
Basic	3.54	2.91
Diluted	3.54	2.89

The supplemental pro forma financial information presented above has been prepared for comparative purposes and is not necessarily indicative of either the results of operations that would have occurred had the acquisitions of these companies been effective on December 30, 2012 nor are they indicative of any future results. Also, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate Celfrost, Wunder-Bar, Market Forge, PES, Concordia and U-Line.

(3)    STOCK SPLIT

In June 2014, the company’s Board of Directors approved a three-for-one split of the company’s common stock in the form of a stock dividend. The stock dividend was paid on June 27, 2014 to shareholders of record as of June 16, 2014. The company’s stock began trading on a split-adjusted basis on June 27, 2014. The stock split effectively tripled the number of shares outstanding at June 27, 2014. All references in the accompanying condensed consolidated financial statements and notes thereto to net earnings per share and the number of shares have been adjusted to reflect this stock split.

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

The company's fiscal year ends on the Saturday nearest December 31. Fiscal years 2014, 2013, and 2012 ended on January 3, 2015, December 28, 2013 and December 29, 2012, respectively, and included 53, 52 and 52 weeks, respectively.

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

Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $9.1 million and $7.0 million at January 3, 2015 and December 28, 2013, respectively. At January 3, 2015, all accounts receivable are expected to be collected within one year.

(d) Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventories at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $30.2 million in 2014 and $22.3 million in 2013 and represented approximately 12% and 10% of the total inventory in each respective year. The amount of LIFO reserve at January 3, 2015 and December 28, 2013 was not material. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at January 3, 2015 and December 28, 2013 are as follows:

	2014	2013
	(dollars in thousands)
Raw materials and parts	$126,121	$110,310
Work in process	17,828	20,448
Finished goods	111,827	89,358
	$255,776	$220,116

(e)	Property, Plant and Equipment

Property, plant and equipment are carried at cost as follows:

	2014	2013
	(dollars in thousands)
Land	$10,642	$10,289
Building and improvements	84,777	80,051
Furniture and fixtures	28,597	23,476
Machinery and equipment	88,679	84,970
	212,695	198,786
Less accumulated depreciation	(82,998)	(73,329)
	$129,697	$125,457

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

Depreciation expense amounted to $15.5 million, $13.5 million and $8.7 million in fiscal 2014, 2013 and 2012, respectively.

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

Goodwill is allocated to the business segments as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 29, 2012	$397,246	$128,765	$—	$526,011

Goodwill acquired during the year	50,999	—	115,762	166,761
Measurement period adjustments to goodwill acquired in prior year	(3,473)	56	—	(3,417)
Exchange effect	(451)	(949)	—	(1,400)

Balance as of December 28, 2013	$444,321	$127,872	$115,762	$687,955

Goodwill acquired during the year	12,567	11,061	105,700	129,328
Measurement period adjustments to goodwill acquired in prior year	(1,533)	—	1,627	94
Exchange effect	(4,465)	(4,421)		(8,886)

Balance as of January 3, 2015	$450,890	$134,512	$223,089	$808,491

The company has not recognized any goodwill impairments and therefore no accumulated impairment loss.

Intangible assets consist of the following (in thousands):

	January 3, 2015			December 28, 2013
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	4.7	$167,278	$(84,312)	5.1	$144,298	$(61,506)
Backlog	0.0	11,178	(11,178)	0.0	10,851	(10,851)
Developed technology	4.6	19,786	(16,356)	3.9	17,888	(14,993)
		$198,242	$(111,846)		$173,037	$(87,350)
Indefinite-lived assets:
Trademarks and tradenames		$405,635			$362,257

The aggregate intangible amortization expense was $24.6 million, $28.5 million and $17.0 million in 2014, 2013 and 2012, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

2015	$21,454
2016	18,304
2017	14,032
2018	12,678
2019	4,969
Thereafter	14,959
$86,396

(g)	Accrued Expenses

Accrued expenses consist of the following at January 3, 2015 and December 28, 2013, respectively:

	2014	2013
	(dollars in thousands)
Accrued payroll and related expenses	$50,844	$56,544
Accrued customer rebates	32,357	26,947
Accrued warranty	28,786	20,826
Advanced customer deposits	20,367	31,276
Accrued product liability and workers compensation	14,582	15,355
Product recall	12,125	2,480
Accrued agent commission	11,207	9,767
Contingent consideration	9,200	8,628
Accrued sales and other tax	7,660	5,762
Accrued professional services	7,053	7,441
Other accrued expenses	26,404	28,433

	$220,585	$213,459

(h)	Litigation Matters

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

(i)	Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss) as reported in the consolidated balance sheets:

	2014	2013
	(dollars in thousands)
Unrecognized pension benefit costs, net of tax	$(6,540)	$(2,120)
Unrealized loss on interest rate swap, net of tax	(236)	(630)
Currency translation adjustments	(24,655)	(5,885)

	$(31,431)	$(8,635)

(j)	Fair Value Measures

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
Level 3 – Unobservable inputs based on our own assumptions

The company’s financial assets and liabilities that are measured at fair value are categorized using the fair value hierarchy at January 3, 2015 and December 28, 2013 are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of January 3, 2015

Financial Assets:
Pension Plans	$27,647	$1,234	—	$28,881

Financial Liabilities:
Interest rate swaps	—	$810	—	$810
Contingent consideration	—	—	$14,558	$14,558

As of December 28, 2013

Financial Assets:
Pension Plans	$27,875	$621	—	$28,496

Financial Liabilities:
Interest rate swaps	—	$1,471	—	$1,471
Contingent consideration	—	—	$9,084	$9,084

The contingent consideration as of January 3, 2015 relates to the earnout provisions recorded in conjunction with the acquisitions of Stewart, Nieco, Spooner Vicars, Market Forge, PES and Concordia.

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

Foreign currency transactions are accounted for in accordance with ASC 830 “Foreign Currency Translation”. The income statements of the company’s foreign operations are translated at the monthly average rates. Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur. These transactions amounted to a loss of $3.6 million, $3.1 million and $3.7 million in 2014, 2013 and 2012, respectively, and are included in other expense on the statements of earnings.

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

At the Food Processing Equipment Group, the company enters into long-term sales contracts for certain products. Revenue under these long-term sales contracts is recognized using the percentage of completion method defined within ASC 605-35 “Construction-Type and Production-Type Contracts” due to the length of time to fully manufacture and assemble the equipment. The company measures revenue recognized based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. Because estimated labor hours to complete a project are based upon forecasts using the best available information, the actual hours may differ from original estimates. Under ASC 605, the company records the asset for revenue recognized but not yet billed on contracts accounted for under the percentage of completion method in Prepaid Expenses and Other on the consolidated balance sheets. For 2014 and 2013, the amount of this asset was $12.7 million and $17.2 million, respectively. The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the company's financial statements and most accurately measures the matching of revenues with expenses. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements.

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

A rollforward of the warranty reserve for the fiscal years 2014 and 2013 are as follows:

	2014	2013
	(dollars in thousands)
Beginning balance	$20,826	$17,593
Warranty reserve related to acquisitions	2,450	9,617
Warranty expense	44,547	36,360
Warranty claims paid	(39,037)	(42,744)
Ending balance	$28,786	$20,826

(o)	Research and Development Costs

Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $22.6 million, $21.4 million, and $14.1 million in fiscal 2014, 2013 and 2012, respectively.

(p)    Non-Cash Share-Based Compensation

The company estimates the fair value of restricted share grants and stock options at the time of grant and recognizes compensation costs over the vesting period of the awards and options. Non-cash share-based compensation expense of $16.7 million, $11.9 million and $12.0 million was recognized for fiscal 2014, 2013 and 2012, respectively, associated with restricted share grants. The company recorded a related tax benefit of $6.3 million, $4.4 million and $4.6 million in fiscal 2014, 2013 and 2012, respectively.

As of January 3, 2015, there was $16.0 million of total unrecognized compensation cost related to nonvested restricted share grant compensation arrangements, which will be recognized over a weighted average life of 2.0 years.

Share grant awards not subject to market conditions for vesting are valued at the closing share price of the company’s stock as of the date of the grant. There were no restricted share grant awards in 2013 or 2012. The company issued 369,807 restricted share grant awards in 2014 with a fair value of $32.5 million. Share grant awards issued in 2014 are performance based and were not subject to market conditions. The fair value of $87.80 per share for the awards for 2014 represent the closing share price of the company’s stock as of the date of grant.

(q)	Earnings Per Share

“Basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding and other dilutive securities.

The company’s potentially dilutive securities consist of shares issuable on exercise of outstanding options and vesting of restricted stock grants computed using the treasury method and amounted to 20,000, 317,000, and 430,000 for fiscal 2014, 2013 and 2012, respectively. There were no anti-dilutive equity awards excluded from common stock equivalents for 2014, 2013 or 2012.

(r)	Consolidated Statements of Cash Flows

Cash paid for interest was $14.8 million, $14.1 million and $8.0 million in fiscal 2014, 2013 and 2012, respectively. Cash payments totaling $43.5 million, $49.5 million, and $49.0 million were made for income taxes during fiscal 2014, 2013 and 2012, respectively.

(s)	New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, “Presentation of Financial Statements and Property, Plant and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This update changes the criteria for determining which disposals can be presented as discontinued operations and requires expanded disclosures. Under ASU No. 2014-08, a disposal of a component of an entity or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. This update is effective for annual and corresponding interim reporting periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in the financial statements previously issued. The company is evaluating the impact the application of this ASU will have, if any, on the company’s financial position, results of operations and cash flows.
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

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update is effective for annual and corresponding interim reporting periods beginning on or after December 15, 2015. Early adoption is permitted. The company is evaluating the impact the application of this ASU will have, if any, on the company’s financial position, results of operations and cash flows.

(5)	FINANCING ARRANGEMENTS

The following is a summary of long-term debt at January 3, 2015 and December 28, 2013:

	2014	2013
	(dollars in thousands)
Senior secured revolving credit line	$587,500	$568,600
Foreign loans	10,384	2,680
Other debt arrangement	283	318
Total debt	$598,167	$571,598

Less current maturities of long-term debt	9,402	1,408

Long-term debt	$588,765	$570,190

On August 7, 2012, the company entered into a senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of January 3, 2015, the company had $587.5 million of borrowings outstanding under this facility. The company also had $11.3 million in outstanding letters of credit as of January 3, 2015, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $401.2 million at January 3, 2015.
At January 3, 2015, borrowings under the senior secured credit facility are assessed at an interest rate of 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At January 3, 2015 the average interest rate on the senior debt amounted to 1.42%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of January 3, 2015.
In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone. These facilities included a revolving credit facility and term loan. At January 3, 2015 these facilities amounted to $3.4 million in U.S. dollars, including $2.2 million outstanding under a revolving credit facility and $1.2 million under a term loan. The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 3.05% on January 3, 2015. At January 3, 2015, the interest rate assessed on the term loan was 4.55%. The term loan matures in 2022.
In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro. At January 3, 2015 these facilities amounted to $0.6 million in U.S. dollars. The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At January 3, 2015, the average interest rate on these facilities was approximately 3.36%. The facilities are secured by outstanding accounts receivable collectible within six months.

In October 2013, the company completed its acquisition of substantially all of the assets of Celfrost Innovations Pvt. Ltd. in India. At the time of the acquisition a local credit facility, denominated in Indian Rupee, was established to fund local working capital needs. At January 3, 2015, the facility amounted to $2.7 million in U.S. dollars. At January 3, 2015, borrowings under the facility were assessed at an interest rate at 1.25% above the Reserve Bank of India's base rate for long-term borrowings. At January 3, 2015, the average interest rate on this facility was approximately 10.75%.

In March 2014, Cozzini do Brazil LTDA entered into a local credit facility, denominated in Brazilian Real, to fund local working capital needs. At January 3, 2015, the facility amounted to $3.7 million in U.S. dollars and was assessed at an interest rate of 1.50% above the Brazilian central bank CDI Rate. At January 3, 2015, the interest rate assessed on this facility was 11.57%. This local credit facility matures on March 28, 2015.
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

	January 3, 2015		December 28, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$598,167	$598,167	$571,598	$571,598

The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of January 3, 2015, the company had the following interest rate swaps in effect:

	Fixed
Notional	Interest	Effective	Maturity
Amount	Rate	Date	Date
25,000,000	2.520%	2/23/2011	2/23/2016
15,000,000	1.185%	9/12/2011	9/12/2016
10,000,000	0.498%	2/11/2013	7/11/2015
15,000,000	0.458%	2/11/2013	10/11/2015
25,000,000	0.635%	2/11/2013	8/11/2016
25,000,000	0.789%	2/11/2013	3/11/2017
25,000,000	0.803%	2/11/2013	5/11/2017
35,000,000	0.880%	2/11/2013	7/11/2017
10,000,000	1.480%	9/11/2013	7/11/2017
15,000,000	0.920%	3/11/2014	7/11/2017
25,000,000	0.950%	3/11/2014	7/11/2017

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; and enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the Company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At January 3, 2015, the company was in compliance with all covenants pursuant to its borrowing agreements.
The aggregate amount of debt payable during each of the next five years is as follows:

(in thousands)
2015	$9,402
2016	587,862
2017	114
2018	114
2019 and thereafter	675

$598,167

(6)    COMMON AND PREFERRED STOCK

(a)    Shares Authorized and Issued

At January 3, 2015 and December 28, 2013, the company had 95,000,000 and 47,500,000 shares, respectively, of common stock and 2,000,000 shares of non-voting preferred stock authorized. At the 2014 annual meeting shareholders voted in favor of amending the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 47,500,000 to 95,000,000. At January 3, 2015 and December 28, 2013, there were 57,271,680 and 57,373,506, respectively, shares of common stock outstanding.

(b)    Treasury Stock

In July 1998, the company's Board of Directors adopted a stock repurchase program and during 1998 authorized the purchase of common shares in open market purchases. During 2013, the company's Board of Directors authorized the purchase of additional common shares in open market purchases. As of December 28, 2013, the total number of shares authorized for repurchase under the program is 4,570,266. As of January 3, 2015, 1,914,867 shares had been purchased under the 1998 stock repurchase program and 2,655,399 remain authorized for repurchase.

At January 3, 2015, the company had a total of 4,816,912 shares in treasury amounting to $196.0 million.

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

As of January 3, 2015, a total of 2,683,554 share-based awards have been issued under the 2007 Plan. This includes 2,672,667 restricted share grants, of which 16,800 remain outstanding and unvested. This also includes 10,887 stock options, of which 2,124 have been exercised, 7,791 have been forfeited and zero remain outstanding.

•
2011 Stock Incentive Plan (the "2011 Plan"), as created on April 1, 2011, under which the company's Board of Directors issues stock grants to key employees. A maximum amount of 1,650,000 shares can be issued under the 2011 Plan. Stock grants issued to employees are transferable upon certain vesting requirements.

As of January 3, 2015, a total of 369,807 share-based awards have been issued under the 2011 Plan. This includes 369,807 restricted share grants, all of which remain outstanding and unvested.

A summary of the company’s nonvested restricted share grant activity for fiscal years ended January 3, 2015 and December 28, 2013 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 29, 2012	1,274,745	$29.24

Granted	—	—
Vested	(109,971)	14.20
Forfeited	—	—

Nonvested shares at December 28, 2013	1,164,774	$29.89

Granted	369,807	87.80
Vested	(1,141,974)	29.12
Forfeited	(6,000)	29.99

Nonvested shares at January 3, 2015	386,607	$85.28

Additional information related to the share based compensation is as follows:

	2014	2013	2012
	(dollars in thousands)
Intrinsic value of options exercised	$—	$80,528	$42,208
Cash received from exercise	—	3,842	2,804
Tax benefit from option exercises	—	20,196	14,149

(7)     INCOME TAXES

Earnings before taxes is summarized as follows:

	2014	2013	2012
	(dollars in thousands)
Domestic	$240,936	$195,435	$157,471
Foreign	39,854	30,346	16,969
Total	$280,790	$225,781	$174,440

The provision for income taxes is summarized as follows:

	2014	2013	2012
	(dollars in thousands)
Federal	$69,536	$60,232	$42,660
State and local	9,316	3,248	7,216
Foreign	8,626	8,373	3,867
Total	$87,478	$71,853	$53,743

Current	$72,137	$74,828	$53,826
Deferred	15,341	(2,975)	(83)
Total	$87,478	$71,853	$53,743

Reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate are as follows:

	2014	2013	2012
U.S. federal statutory tax rate	35.0%	35.0%	35.0%

State taxes, net of federal benefit	2.2	0.9	2.7
Tax relief for U.S. manufacturers	(2.3)	(2.6)	(2.4)
Permanent book vs. tax differences	(2.0)	(1.2)	(1.6)
Foreign tax rate differentials	(1.9)	(1.0)	(1.5)
Reserve adjustments and other	0.2	0.7	(1.4)
Consolidated effective tax	31.2%	31.8%	30.8%

At January 3, 2015 and December 28, 2013, the company had recorded the following deferred tax assets and liabilities:

	2014	2013
	(dollars in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$7,020	$6,382
Compensation related	17,092	25,321
Accrued retirement benefits	8,211	6,234
Inventory reserves	6,503	5,971
Product liability and workers compensation reserves	7,810	7,902
Warranty reserves	9,191	7,139
Receivable related reserves	3,277	2,222
UNICAP	3,727	5,123
State net operating loss carryforwards	2,731	785
Interest rate swap	157	419
Other	18,154	12,091
Gross deferred tax assets	83,873	79,589
Valuation allowance	—	(466)
Deferred tax assets	$83,873	$79,123

Deferred tax liabilities:
Intangible assets	$(111,501)	$(82,188)
Foreign tax earnings repatriation	(3,029)	(2,552)
LIFO reserves	(90)	(22)
Depreciation	(1,366)	(1,724)
Other	(2,745)	(2,092)

Deferred tax liabilities	$(118,731)	$(88,578)

Net deferred tax assets (liabilities)	$(34,858)	$(9,455)

Current deferred asset	$51,017	$50,337
Long-term deferred asset	2,925	1,641
Long-term deferred liability	(88,800)	(61,433)
Net deferred tax assets (liabilities)	$(34,858)	$(9,455)

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

The company does not provide for deferred taxes and foreign withholding taxes on the remaining undistributed earnings of certain international subsidiaries of approximately $86.1 million and $57.8 million as of January 3, 2015 and December 28, 2013, respectively, as these earnings are considered permanently invested. Upon repatriation of these earnings to the U.S. in the form of dividends or otherwise, the company may be subject to U.S. income taxes and foreign withholding taxes. The actual U.S. tax cost would depend on income tax laws and circumstances at the time of distribution. Determination of the related tax liability is not practicable because of the complexities associated with the hypothetical calculation.

As of January 3, 2015, the company has federal and state income tax net operating loss carryforwards of approximately $22.8 million which are subject to annual utilization limitations pursuant to Internal Revenue Code Section 382. If not utilized, the federal and state net operating loss carryforwards will expire at various dates beginning 2019 through 2034.

Although the company believes its tax returns are correct, the final determination of tax examinations may be different than what was reported on the tax returns. In the opinion of management, adequate tax provisions have been made for the years subject to examination.

As of January 3, 2015, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $12.5 million (of which $12.2 million would impact the effective tax rate if recognized) plus approximately $1.7 million of accrued interest and $3.0 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Interest recognized in fiscal years 2014, 2013 and 2012 was $(0.3) million, $0.4 million and $(0.2) million, respectively. Penalties recognized in fiscal years 2014, 2013 and 2012 was $1.1 million, $0.2 million and $(0.4) million, respectively.

The following table summarizes the activity related to the unrecognized tax benefits for the fiscal years ended December 29, 2012, December 28, 2013 and January 3, 2015 (dollars in thousands):

Balance at December 31, 2011	$15,591

Increases to current year tax positions	1,572
Increase to prior year tax positions	84
Decrease to prior year tax positions	(1,289)
Settlements	(3,836)

Balance at December 29, 2012	$12,122

Increases to current year tax positions	1,718
Increase to prior year tax positions	2
Decrease to prior year tax positions	(532)
Settlements	—
Lapse of statute of limitations	(583)

Balance at December 28, 2013	$12,727

Increases to current year tax positions	3,270
Increase to prior year tax positions	1,105
Decrease to prior year tax positions	(189)
Settlements	(4,092)
Lapse of statute of limitations	(347)

Balance at January 3, 2015	$12,474

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
It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that $0.6 million of its remaining unrecognized tax benefits may be recognized by the end of 2015 as a result of settlements with taxing authorities or lapses of statutes of limitations.
A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States – federal	2012 – 2014
United States – states	2004 – 2014
Australia	2011 – 2014
Brazil	2010 – 2014
Canada	2009 – 2014
China	2005 – 2014
Czech Republic	2013 – 2014
Denmark	2011 – 2014
France	2011 – 2014
Germany	2012 – 2014
India	2013 – 2014
Italy	2010 – 2014
Luxembourg	2011 – 2014
Mexico	2009 – 2014
Philippines	2011 – 2014
South Korea	2009 – 2011
Spain	2009 – 2014
Taiwan	2008 – 2012
United Kingdom	2011 – 2014

(8)	FINANCIAL INSTRUMENTS

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

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of January 3, 2015, the fair value of these instruments was a liability of $0.8 million. The change in fair value of these swap agreements in 2014 was a gain of $0.4 million, net of taxes.

A summary of the company’s interest rate swaps is as follows:

		Twelve Months Ended
	Location	Jan 3, 2015	Dec 28, 2013
		(dollars in thousands)
Fair value	Other liabilities	$(810)	$(1,471)
Amount of gain/(loss) recognized in other comprehensive income	Other comprehensive income	$(1,494)	$(644)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(2,151)	$(2,006)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$4	$20

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

The company leases warehouse space, office facilities and equipment under operating leases, which expire in fiscal 2015 and thereafter. Future minimum payment obligations under these leases are as follows:

Total Operating Lease Commitments

2015	$14,062
2016	9,435
2017	6,954
2018	4,402
2019	3,227
2020 and thereafter	10,023

$48,103

Rental expense pertaining to the operating leases was $14.9 million, $11.0 million, and $8.8 million in fiscal 2014, 2013 and 2012 respectively.

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

The Food Processing Equipment Group manufactures preparation, cooking, packaging food handling and food safety equipment for the food processing industry. This business segment has manufacturing operations in Georgia, Illinois, Iowa, North Carolina, Texas, Virginia, Wisconsin, Australia, France and Germany. Principal product lines of this group include batch ovens, belt ovens, continuous processing ovens, frying systems, automated thermal processing systems, automated loading and unloading systems, meat presses, breading, battering, mixing, water cutting systems, forming, grinding and slicing equipment, food suspension, reduction and emulsion systems, defrosting equipment, packaging and food safety equipment. These products are sold and marketed under the brand names: Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Cozzini, Danfotech, Drake, Maurer-Atmos, MP Equipment, RapidPak, Spooner Vicars and Stewart Systems.

The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. This business segment has manufacturing facilities in Mississippi and Wisconsin. Principal product lines of this group are ranges, ovens, refrigerators, dishwashers, microwaves, cooktops and outdoor equipment. These products are sold and marketed under the brand names of Brigade, Jade, TurboChef, U-Line and Viking.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker evaluates individual segment performance based on operating income. Management believes that intersegment sales are made at established arm's length transfer prices.

The following table summarizes the results of operations for the company’s business segments(1,2) (dollars in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(3)	Total
2014
Net sales	$1,041,228	$322,783	$272,527	$—	$1,636,538
Operating income	269,559	67,395	14,585	(51,107)	300,432
Depreciation and amortization expense	19,661	6,601	13,356	1,634	41,252
Net capital expenditures	6,752	4,487	1,811	93	13,143
Total assets	1,053,921	304,241	636,680	71,289	2,066,131
Long-lived assets	50,211	19,627	71,500	10,140	151,478

2013
Net sales	$895,494	$301,522	$231,669	$—	$1,428,685
Operating income	234,190	49,528	10,815	(50,071)	244,462
Depreciation and amortization expense	18,787	8,387	14,148	1,842	43,164
Net capital expenditures	7,227	3,140	4,090	183	14,640
Total assets	1,000,065	303,289	441,299	74,553	1,819,206
Long-lived assets	47,490	12,475	60,570	17,038	137,573

2012
Net sales	$786,391	$251,783	$—	$—	$1,038,174
Operating income	194,573	39,924	—	(46,413)	188,084
Depreciation and amortization expense	17,920	7,366	—	1,617	26,903
Net capital expenditures	3,834	3,829	—	(11)	7,652
Total assets	880,333	291,913	—	72,034	1,244,280
Long-lived assets	45,240	11,074	—	16,012	72,326

(1)
Non-operating expenses are not allocated to the reportable segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.

(2)	Long-lived assets consist of property, plant and equipment, long-term deferred tax assets and other assets.

(3)	Includes corporate and other general company assets and operations.

Geographic Information

Long-lived assets, not including goodwill and other intangibles (in thousands):

	2014	2013	2012
	(dollars in thousands)
United States and Canada	$127,308	$115,162	$48,516

Asia	5,714	5,133	3,391
Europe and Middle East	16,739	15,762	19,198
Latin America	1,717	1,516	1,221
Total international	24,170	22,411	23,810

	$151,478	$137,573	$72,326
 Net sales (in thousands):

	2014	2013	2012
	(dollars in thousands)
United States and Canada	$1,139,034	$1,049,280	$711,241

Asia	171,995	109,599	91,021
Europe and Middle East	222,974	187,381	167,840
Latin America	102,535	82,425	68,072
Total international	497,504	379,405	326,933

	$1,636,538	$1,428,685	$1,038,174

(11)    EMPLOYEE RETIREMENT PLANS

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

A summary of the plans’ net periodic pension cost, benefit obligations, funded status, and net balance sheet position is as follows (dollars in thousands):

Fiscal Year 2014

	Elgin Plan	Smithville Plan	Wrexham Plan	Chairman Plan
Net Periodic Pension Cost:
Service cost	$—	$—	$—	$447
Interest cost	183	690	639	416
Expected return on assets	(215)	(584)	(996)	—
Amortization of net loss (gain)	64	303	—	(413)
Pension settlement	—	—	—	—
	$32	$409	$(357)	$450

Change in Benefit Obligation:
Benefit obligation – beginning of year	$4,134	$14,799	$15,745	$8,815
Service cost	—	—	—	447
Interest on benefit obligations	183	690	639	416
Actuarial loss	654	3,780	1,273	859
Pension settlement	—	—	—	—
Net benefit payments	(222)	(648)	(634)	—
Exchange effect	—	—	(909)	—
Benefit obligation – end of year	$4,749	$18,621	$16,114	$10,537

Change in Plan Assets:
Plan assets at fair value – beginning of year	$3,722	$9,602	$15,172	$—
Company contributions	—	913	511	—
Investment gain	51	157	1,133	—
Benefit payments and plan expenses	(222)	(648)	(634)	—
Exchange effect	—	—	(876)	—
Plan assets at fair value – end of year	$3,551	$10,024	$15,306	$—

Funded Status:
Unfunded benefit obligation	$(1,198)	$(8,597)	$(808)	$(10,537)

Amounts recognized in balance sheet at year end:
Other non-current liabilities	$(1,198)	$(8,597)	$(808)	$(10,537)

Pre-tax components in accumulated other comprehensive income:
Net actuarial loss (gain)	$1,673	$8,029	$2,188	$(1,672)
Net prior service cost	—	—	—	—
Net transaction (asset) obligations	—	—	—	—
Total amount recognized	$1,673	$8,029	$2,188	$(1,672)

Accumulated Benefit Obligation	$4,749	$18,621	$16,114	$7,197

Salary growth rate	n/a	n/a	n/a	10.0%
Assumed discount rate	3.8%	3.8%	3.6%	3.8%
Expected return on assets	6.0%	6.0%	6.3%	n/a

Fiscal Year 2013

	Elgin Plan	Smithville Plan	Wrexham Plan	Chairman Plan
Net Periodic Pension Cost:
Service cost	$—	$—	$—	$929
Interest cost	175	643	635	360
Expected return on assets	(209)	(529)	(819)	—
Amortization of net loss (gain)	154	519	—	(145)
Pension settlement	—	—	—	—
	$120	$633	$(184)	$1,144

Change in Benefit Obligation:
Benefit obligation – beginning of year	$4,862	$16,070	$15,462	$8,993
Service cost	—	—	—	929
Interest on benefit obligations	175	643	635	360
Actuarial (gain)	(675)	(1,282)	(7)	(1,467)
Pension settlement	—	—	—	—
Net benefit payments	(228)	(632)	(716)	—
Exchange effect	—	—	371	—
Benefit obligation – end of year	$4,134	$14,799	$15,745	$8,815

Change in Plan Assets:
Plan assets at fair value – beginning of year	$3,503	$8,781	$12,997	$—
Company contributions	128	649	526	—
Investment gain	319	804	2,054	—
Benefit payments and plan expenses	(228)	(632)	(716)	—
Exchange effect	—	—	311	—
Plan assets at fair value – end of year	$3,722	$9,602	$15,172	$—

Funded Status:
Unfunded benefit obligation	$(412)	$(5,197)	$(573)	$(8,815)

Amounts recognized in balance sheet at year end:
Other non-current liabilities	$(412)	$(5,197)	$(573)	$(8,815)

Pre-tax components in accumulated other comprehensive income:
Net actuarial loss (gain)	$918	$4,125	$1,116	$(2,944)
Net prior service cost	—	—	—	—
Net transaction (asset) obligations	—	—	—	—
Total amount recognized	$918	$4,125	$1,116	$(2,944)

Accumulated Benefit Obligation	$4,134	$14,799	$15,745	$5,473

Salary growth rate	n/a	n/a	n/a	10.0%
Assumed discount rate	4.7%	4.7%	4.4%	4.7%
Expected return on assets	6.0%	6.0%	7.0%	n/a

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

The assets of the plans were invested in the following classes of securities (none of which were securities of the company):

Elgin Plan

	Target Allocation	Percentage of Plan Assets
		2014	2013
Equity	48%	48%	56%
Fixed income	40	36	32
Money market	4	4	2
Other (real estate investment trusts & commodities contracts)	8	12	10

	100%	100%	100%

Smithville Plan

	Target Allocation	Percentage of Plan Assets
		2014	2013
Equity	48%	48%	54%
Fixed income	40	36	32
Money market	4	4	4
Other (real estate investment trusts & commodities contracts)	8	12	10

	100%	100%	100%

Wrexham Plan

	Target Allocation	Percentage of Plan Assets
		2014	2013
Equity	50%	72%	76%
Fixed income	50	24	23
Money market	—	4	1
Other (real estate investment trusts & commodities contracts)	—	—	—

	100%	100%	100%

In accordance with ASC 820 “Fair Value Measurements and Disclosures”, the company has measured its defined benefit pension plans at fair value. The following tables summarize the basis used to measure the pension plans’ assets at fair value as of January 3, 2015 (in thousands):

Elgin Plan

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Short Term Investment Fund (a)	$121	$—	$121	$—

Equity Securities:
Large Cap	813	813	—	—
Mid Cap	100	100	—	—
Small Cap	100	100	—	—
International	686	686	—	—

Fixed Income:
Government/Corporate	1,074	1,074	—	—
High Yield	216	216	—	—

Alternative:
Global Real Estate Investment Trust	314	314	—	—
Commodities Contracts	127	127	—	—

Total	$3,551	$3,430	$121	$—

(a)	Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

Smithville Plan

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short Term Investment Fund (a)	$446	$—	$446	$—

Equity Securities:
Large Cap	2,297	2,297	—	—
Mid Cap	268	268	—	—
Small Cap	281	281	—	—
International	1,923	1,923	—	—

Fixed Income:
Government/Corporate	3,058	3,058	—	—
High Yield	599	599	—	—

Alternative:
Global Real Estate Investment Trust	830	830	—	—
Commodities Contracts	322	322	—	—

Total	$10,024	$9,578	$446	$—

(a)	Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

Wrexham Plan

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short Term Investment Fund (a)	$667	$—	$667	$—

Equity Securities:
UK	5,109	5,109	—	—
International
Developed	4,827	4,827	—	—
Emerging	487	487	—	—
Global	602	602	—	—

Fixed Income:
Government/Corporate	2,113	2,113	—	—
Aggregate	358	358	—	—
Index Linked	1,143	1,143	—	—

Total	$15,306	$14,639	$667	$—

(a)	Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

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

Estimated future benefit payments under the plans are as follows (dollars in thousands):

	Elgin Plan	Smithville Plan	Wrexham Plan	Chairman Plan
2015	$282	$674	$623	$—
2016	280	693	662	—
2017	278	707	701	—
2018	278	726	740	733
2019 through 2024	1,628	4,837	5,300	4,399

Contributions to the Chairman plan are based upon actual retirement benefits at the Chairman's retirement. Contributions under the Smithville and Elgin plans are funded in accordance with provisions of The Employee Retirement Income Security Act of 1974. Expected contributions to the Smithville and Wrexham plans to be made in 2015 are $0.8 million and $0.4 million, respectively.

(b)	401K Savings Plans

As of January 3, 2015, the company maintained two separate defined contribution 401K savings plans covering all employees in the United States. These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States.

In conjunction with the freeze on future benefits under the defined benefit plan for union employees at the Elgin, Illinois facility, the company established a 401K savings plan for this group of employees. The company makes contributions to this plan in accordance with its agreement with the union. These contributions amounted to $0.1 million for fiscal 2014 and less than $0.1 million for fiscal 2013 and 2012. There were no other profit sharing contributions to the 401K savings plans for 2014, 2013 and 2012.

(12)         QUARTERLY DATA (UNAUDITED)

	1st	2nd	3rd	4th	Total Year
	(dollars in thousands, except per share data)
2014
Net sales	$372,478	$424,776	$404,289	$434,995	$1,636,538
Gross profit	142,976	166,174	162,380	169,055	640,585
Income from operations	55,933	75,739	86,465	82,295	300,432
Net earnings	$33,445	$48,405	$59,713	$51,749	$193,312

Basic earnings per share (1)	$0.59	$0.85	$1.05	$0.91	$3.41
Diluted earnings per share (1)	$0.59	$0.85	$1.05	$0.91	$3.40

2013
Net sales	$327,451	$363,801	$360,013	$377,420	$1,428,685
Gross profit	121,268	136,574	141,438	150,731	550,011
Income from operations	42,195	60,325	67,488	74,454	244,462
Net earnings	$25,902	$37,163	$40,942	$49,921	$153,928

Basic earnings per share (1)	$0.47	$0.67	$0.73	$0.89	$2.76
Diluted earnings per share (1)	$0.47	$0.67	$0.73	$0.87	$2.74

(1)	Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

(13)    ACQUISITION INTEGRATION INITIATIVES

During the first quarter of 2013, the company made decisions and took action to improve certain of the operations of Viking, purchased on December 31, 2012. These initiatives included organizational restructuring and headcount reductions, consolidation and disposition of certain facilities and business operations, and discontinuation of certain products. The company recorded expense in the amount of $7.1 million and $9.1 million in fiscal 2014 and 2013, respectively, included within general and administrative expenses in the consolidated statements of earnings for 2014 and 2013 for these initiatives. The costs and corresponding reserve balances are summarized as follows (in thousands):

	Severance/Benefits	Inventory/Product	Facilities/Operations	Other	Total
Expenses	$5,963	$1,203	$1,466	$469	$9,101
Payments	(4,344)	(619)	(1,389)	(361)	(6,713)
Balance as of December 28, 2013	$1,619	$584	$77	$108	$2,388
Expenses	3,776	(151)	3,457	(4)	7,078
Payments	(5,248)	(433)	(3,534)	(67)	(9,282)
Balance as of January 3, 2015	$147	$—	$—	$37	$184

The company anticipates that all obligations will be satisfied by the end of the first quarter of 2015. As of January 3, 2015, the company believes the remaining reserve balance is adequate to cover the remaining costs identified.

(14)    SUBSEQUENT EVENTS
On January 7, 2015, subsequent to the company's fiscal 2014 year end, the company completed its acquisition of the stock of Desmon S.p.A. ("Desmon"), a leading manufacturer of chilling and freezing technologies for the foodservice industry, located in Nusco, Italy, for a purchase price of approximately $14.5 million. The product offerings of Desmon include blast chillers and refrigerators for the commercial foodservice industry. Desmon has annual revenues of approximately $15.0 million.
On January 30, 2015, subsequent to the company's fiscal 2014 year end, the company completed its acquisition of substantially all of the assets of J. Goldstein & Co. Pty. Ltd. and Eswood Australia Pty. Ltd. (collectively, "Goldstein Eswood"), a leading manufacturers of equipment for the commercial foodservice industry, located in Smithfield, Australia, for a purchase price of approximately $26.4 million. The product offerings of Goldstein Eswood include ranges, ovens, griddles, fryers and warming equipment. Goldstein Eswood has annual revenues of approximately $25.0 million.
On February 10, 2015, subsequent to the company's fiscal 2014 year end, the company completed its acquisition of certain assets of Marsal and Sons, Inc. ("Marsal"), a leading manufacturer of deck ovens for the commercial foodservice industry for a purchase price of approximately $5.5 million. The product offerings of Marsal include deck ovens and refrigeration tables. Marsal has annual revenues of approximately $5.0 million.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED JANUARY 3, 2015, DECEMBER 28, 2013
AND DECEMBER 29, 2012

	Balance Beginning Of Period	Additions/ (Recoveries) Charged to Expense	Write-Offs During the the Period	Balance At End Of Period
Allowance for doubtful accounts; deducted from accounts receivable on the balance sheets-

2014	$6,987,000	$3,075,000	$(971,000)	$9,091,000

2013	$6,377,000	$1,571,000	$(961,000)	$6,987,000

2012	$6,878,000	$1,382,000	$(1,883,000)	$6,377,000

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

The company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of January 3, 2015. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

Changes in Internal Control Over Financial Reporting

During the quarter ended January 3, 2015, there have been no changes in the company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our assessment of the internal control structure excluded Viking Distributors 2014 (acquired during January 2014), Processing Equipment Solutions, Inc. (acquired March 31, 2014), Concordia Coffee Inc. (acquired September 8, 2014) and U-Line Corporation (acquired November 5, 2014). These acquisitions constitute 0.8% and 13.2% of net and total assets, respectively, 10.5% of net sales and 6.7% of net income of the consolidated financial statements of the Company as of and for the year ended January 3, 2015. These acquisitions are included in the consolidated financial statements of the company as of and for the year ended January 3, 2015. Under guidelines established by the Securities Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 3, 2015.

Ernst & Young LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company included in this report, has issued an attestation report on the effectiveness of the company's internal control over financial reporting as of January 3, 2015.

The Middleby Corporation
March 4, 2015

Item 9B. Other Information

Not applicable.

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

3.4
Certificate of Amendment to the Restated Certificate of Incorporation of The Middleby Corporation (effective as of May 8, 2014), incorporated by reference to the company's Form 8-K, Exhibit 3.1, dated May 6, 2014, filed on May 8, 2014.

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

10.11*
Form of Restricted Performance Stock Agreement for The Middleby Corporation 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the company's Form 8-K, dated February 24, 2014, filed on March 3, 2014.

21	List of subsidiaries.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements on Form 10-K for the year ended January 3, 2015, filed on March 4, 2015, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) consolidated statements of cash flows, (iv) notes to the consolidated financial statements.

*	Designates management contract or compensation plan.

(c)	See the financial statement schedule included under Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March 2015.

THE MIDDLEBY CORPORATION

BY:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 4, 2015.

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