Form 10-Q
period 2015-04-04
MIDDLEBY CORP
filed 2015-05-14
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 4, 2015
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

As of May 8, 2015 there were 57,327,032 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED APRIL 4, 2015

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Apr 4, 2015	Jan 3, 2015
Current assets:
Cash and cash equivalents	$54,259	$43,945
Accounts receivable, net of reserve for doubtful accounts of $9,175 and $9,091	239,342	229,875
Inventories, net	276,383	255,776
Prepaid expenses and other	30,286	27,980
Prepaid taxes	10,023	5,538
Current deferred taxes	51,697	51,017
Total current assets	661,990	614,131
Property, plant and equipment, net of accumulated depreciation of $85,836 and $82,998	142,080	129,697
Goodwill	819,274	808,491
Other intangibles, net of amortization of $118,422 and $111,846	494,379	492,031
Long-term deferred tax assets	3,711	2,925
Other assets	21,402	18,856
Total assets	$2,142,836	$2,066,131

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$8,926	$9,402
Accounts payable	111,424	98,327
Accrued expenses	213,387	220,585
Total current liabilities	333,737	328,314
Long-term debt	630,108	588,765
Long-term deferred tax liability	92,241	88,800
Other non-current liabilities	58,313	53,492
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 62,189,296 and 62,088,592 shares issued in 2015 and 2014, respectively	144	144
Paid-in capital	314,840	310,409
Treasury stock, at cost; 4,862,264 and 4,816,912 shares in 2015 and 2014, respectively	(200,862)	(196,026)
Retained earnings	961,895	923,664
Accumulated other comprehensive loss	(47,580)	(31,431)
Total stockholders' equity	1,028,437	1,006,760
Total liabilities and stockholders' equity	$2,142,836	$2,066,131

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	Apr 4, 2015	Mar 29, 2014
Net sales	$406,596	$372,478
Cost of sales	249,034	229,502
Gross profit	157,562	142,976
Selling and distribution expenses	47,109	46,970
General and administrative expenses	43,873	40,073
Income from operations	66,580	55,933
Interest expense and deferred financing amortization, net	3,749	3,987
Other expense, net	4,561	865
Earnings before income taxes	58,270	51,081
Provision for income taxes	20,039	17,636
Net earnings	$38,231	$33,445
Net earnings per share:
Basic	$0.67	$0.59
Diluted	$0.67	$0.59
Weighted average number of shares
Basic	56,917	56,457
Dilutive common stock equivalents[1]	1	2
Diluted	56,918	56,459
Comprehensive income	$22,082	$35,226

1 There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	Apr 4, 2015	Mar 29, 2014
Cash flows from operating activities--
Net earnings	$38,231	$33,445
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	11,232	10,521
Non-cash share-based compensation	2,029	1,938
Deferred taxes	2,975	12,800
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(5,209)	(15,786)
Inventories, net	(15,023)	(5,638)
Prepaid expenses and other assets	2,188	(21,873)
Accounts payable	8,333	(2,415)
Accrued expenses and other liabilities	(21,000)	(26,550)
Net cash provided by (used in) operating activities	23,756	(13,558)
Cash flows from investing activities--
Additions to property and equipment	(6,117)	(3,231)
Acquisition of Viking Distributors 2014	—	(38,485)
Acquisition of Market Forge	—	(7,240)
Acquisition of Concordia, net of cash acquired	80	—
Acquisition of U-Line, net of cash acquired	275	—
Acquisition of Desmon, net of cash acquired	(13,947)	—
Acquisition of Goldstein Eswood	(27,406)	—
Acquisition of Marsal	(5,500)	—
Net cash used in investing activities	(52,615)	(48,956)
Cash flows from financing activities--
Net proceeds under current revolving credit facilities	41,500	78,400
Net proceeds under foreign bank loan	432	5,463
Net repayments under other debt arrangement	(9)	(9)
Repurchase of treasury stock	(4,836)	(44,283)
Excess tax benefit related to share-based compensation	2,402	25,044
Net cash provided by financing activities	39,489	64,615
Effect of exchange rates on cash and cash equivalents	(316)	55
Changes in cash and cash equivalents--
Net increase in cash and cash equivalents	10,314	2,156
Cash and cash equivalents at beginning of year	43,945	36,894
Cash and cash equivalents at end of period	$54,259	$39,050

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 4, 2015
(Unaudited)

1)	Summary of Significant Accounting Policies

A)	Basis of Presentation
The condensed consolidated financial statements have been prepared by The Middleby Corporation (the "company" or “Middleby”), pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2014 Form 10-K. The company’s interim results are not necessarily indicative of future full year results for the fiscal year 2015.
In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of April 4, 2015 and January 3, 2015, the results of operations for the three months ended April 4, 2015 and March 29, 2014 and cash flows for the three months ended April 4, 2015 and March 29, 2014.

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
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $2.0 million and $1.9 million for the first quarter periods ended April 4, 2015 and March 29, 2014, respectively.
During the first quarter ended April 4, 2015, the company issued 100,704 restricted shares under its 2011 Stock Incentive Plan. These amounts are contingent on the attainment of certain performance objectives. The aggregate grant-date fair value of these awards was $10.9 million, based on the closing share price of the company's stock at the date of the grant.

C)	Income Taxes
As of January 3, 2015, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $12.5 million (of which $12.2 million would impact the effective tax rate if recognized) plus approximately $1.7 million of accrued interest and $3.0 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of April 4, 2015, the company recognized a tax expense of $0.7 million for unrecognized tax benefits related to current year tax exposures.
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

A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States - federal	2012 – 2014
United States - states	2005 – 2014
Australia	2011 – 2014
Brazil	2010 – 2014
Canada	2009 – 2014
China	2005 – 2014
Czech Republic	2013 – 2014
Denmark	2011 – 2014
France	2011 – 2014
Germany	2012 – 2014
India	2013 – 2014
Italy	2010 – 2014
Luxembourg	2011 – 2014
Mexico	2010 – 2014
Philippines	2012 – 2014
South Korea	2010 – 2011
Spain	2009 – 2014
Taiwan	2008 – 2012
United Kingdom	2011 – 2014

D)	Fair Value Measures
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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of April 4, 2015
Financial Assets:
Pension plans	$27,940	$1,115	$—	$29,055

Financial Liabilities:
Interest rate swaps	$—	$1,609	$—	$1,609
Contingent consideration	$—	$—	$9,269	$9,269

As of January 3, 2015
Financial Assets:
Pension plans	$27,647	$1,234	$—	$28,881

Financial Liabilities:
Interest rate swaps	$—	$810	$—	$810
Contingent consideration	$—	$—	$14,558	$14,558
The contingent consideration as of April 4, 2015 relates to the earnout provisions recorded in conjunction with the acquisitions of Spooner Vicars, PES, Concordia, Desmon and Goldstein Eswood.
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
E)    Consolidated Statements of Cash Flows
Cash paid for interest was $3.3 million and $3.7 million for the three months ended April 4, 2015 and March 29, 2014, respectively. Cash payments totaling $16.1 million and $6.8 million were made for income taxes for the three months ended April 4, 2015 and March 29, 2014, respectively.

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
The goodwill and $151.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350 "Intangibles - Goodwill and Other." Other intangibles also includes $44.0 million allocated to customer relationships and $2.0 million allocated to backlog which are being amortized over periods of 6 years and 3 months, respectively. Goodwill and other intangibles of Viking are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes. Certain acquired assets included in other assets were classified as held for sale at the date of acquisition and were sold during the second quarter of 2013.

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

Wunder-Bar

On December 17, 2013, the company completed its acquisition of all of the capital stock of Automatic Bar Controls, Inc. ("Wunder-Bar"), a leading manufacturer of beverage dispensing systems for the commercial foodservice industry, for a purchase price of approximately $74.1 million, net of cash acquired. During the third quarter of 2014, the company finalized the working capital provision provided by the purchase agreement resulting in a return from the seller of $0.1 million. In July 2014, the company purchased additional assets related to Wunder-Bar for approximately $0.8 million. An additional deferred payment of approximately $0.6 million is also payable to the seller pursuant to the purchase agreement.
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

The current deferred tax assets and long term deferred tax liabilities amounted to $0.2 million and $12.1 million, respectively. These net assets are comprised of $0.2 million of assets arising from the difference between the book and tax basis of tangible asset and liability accounts, net of $12.1 million of deferred tax liabilities related to the difference between the book and tax basis of identifiable intangible assets.

The goodwill and $12.7 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $20.2 million allocated to customer relationships and $0.2 million allocated to backlog which are to be amortized over a period of 14 years and 3 months, respectively. Goodwill and other intangibles of Wunder-Bar are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

Market Forge
On January 7, 2014, the company completed its acquisition of certain assets of Market Forge Industries, Inc. (“Market Forge”), a leading manufacturer of steam cooking equipment for the commercial foodservice industry, for a purchase price of approximately $7.0 million. During the first quarter of 2014, the company finalized the working capital provision provided for by the purchase agreement resulting in an additional payment to the seller of $0.2 million. Additional deferred payments of $3.0 million in aggregate were paid to the seller during the second and third quarters of 2014. An additional contingent payment of $1.5 million was made in the first quarter of 2015 upon the achievement of certain financial targets.
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
The final allocation of cash paid for the Viking Distributors 2014 acquisition is summarized as follows (in thousands):

	(as initially reported) Jan 31, 2014	Measurement Period Adjustments	(as adjusted) Jan 31, 2014
Current assets	$35,909	$(8,101)	$27,808
Property, plant and equipment	2,000	(291)	1,709
Goodwill	7,552	8,647	16,199
Current liabilities	(1,005)	(255)	(1,260)

Net assets acquired and liabilities assumed	$44,456	$—	$44,456

Forgiveness of liabilities owed to Viking	(5,971)	—	(5,971)

Consideration paid at closing	$38,485	$—	$38,485
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
The final allocation of cash paid for the PES acquisition is summarized as follows (in thousands):

	(as initially reported) Mar 31, 2014	Measurement Period Adjustments	(as adjusted) Mar 31, 2014
Current assets	$2,211	$(153)	$2,058
Property, plant and equipment	3,493	—	3,493
Goodwill	10,792	332	11,124
Other intangibles	1,600	18	1,618
Other assets	21	(21)	—
Current liabilities	(816)	—	(816)
Other non-current liabilities	(2,301)	(176)	(2,477)

Consideration paid at closing	$15,000	$—	$15,000

Contingent consideration	2,301	176	2,477

Net assets acquired and liabilities assumed	$17,301	$176	$17,477
The goodwill is subject to the non-amortization provisions of ASC 350. Other intangibles includes $1.0 million allocated to customer relationships, $0.6 million allocated to developed technology and less than $0.1 million allocated to backlog, which are being amortized over periods of 5 years, 5 years and 3 months, respectively. Goodwill and other intangibles of PES are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
The PES purchase agreement includes an earnout provision providing for a contingent payment due to the sellers to the extent certain financial targets are exceeded. This earnout is payable within the first quarter of 2017 if PES exceeds certain sales targets for fiscal 2014, 2015 and 2016. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $2.5 million.

Concordia
On September 8, 2014, the company completed its acquisition of all of the capital stock of Concordia Coffee Company, Inc. ("Concordia"), a leading manufacturer of automated and self-service coffee and espresso machines for the commercial foodservice industry, for a purchase price of approximately $12.5 million, net of cash acquired. An additional payment is also due upon the achievement of certain financial targets. During the first quarter of 2015, the company finalized the working capital provision provided by the purchase agreement resulting in a refund from the seller of $0.1 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Sep 8, 2014	Preliminary Measurement Period Adjustments	(as adjusted) Sep 8, 2014
Cash	$345	$—	$345
Current deferred tax asset	—	424	424
Current assets	3,767	(508)	3,259
Goodwill	11,255	(4,604)	6,651
Other intangibles	4,500	—	4,500
Long-term deferred tax asset	—	1,981	1,981
Current liabilities	(2,296)	16	(2,280)
Other non-current liabilities	(4,710)	2,611	(2,099)

Consideration paid at closing	$12,861	$(80)	$12,781

Contingent consideration	4,710	(2,611)	2,099

Net assets acquired and liabilities assumed	$17,571	$(2,691)	$14,880
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
The Concordia purchase agreement includes an earnout provision providing for a contingent payment due to the sellers to the extent certain financial targets are exceeded. This earnout is payable within the first quarter of 2017 if Concordia exceeds certain sales targets for fiscal years 2015 and 2016. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $2.1 million.
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

U-Line
On November 5, 2014, the company completed its acquisition of all of the capital stock of U-Line Corporation ("U-Line"), a leading manufacturer of premium residential built-in modular ice making, refrigeration and wine preservation products for the residential industry, for a purchase price of approximately $142.0 million, net of cash acquired. During the first quarter of 2015, the company finalized the working capital provision provided by the purchase agreement resulting in a refund from the seller of $0.3 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Nov 5, 2014	Preliminary Measurement Period Adjustments	(as adjusted) Nov 5, 2014
Cash	$12,764	$—	$12,764
Current deferred tax asset	657	—	657
Current assets	12,237	—	12,237
Property, plant and equipment	3,376	—	3,376
Goodwill	89,501	(275)	89,226
Other intangibles	57,500	—	57,500
Current liabilities	(6,032)	—	(6,032)
Long-term deferred tax liability	(13,095)	—	(13,095)
Other non-current liabilities	(2,111)	—	(2,111)

Net assets acquired and liabilities assumed	$154,797	$(275)	$154,522
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
The goodwill and $40.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles includes $17.5 million allocated to customer relationships, which is being amortized over a period of 7 years. Goodwill and other intangibles of U-Line are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
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

Desmon
On January 7, 2015, the company completed its acquisition of all of the capital stock of Desmon Food Service Equipment Company ("Desmon") a leading manufacturer of blast chillers and refrigeration for the commercial foodservice industry, located in Nusco, Italy, for a purchase price of approximately $14.4 million, net of cash acquired. An additional payment is also due upon the achievement of certain financial targets. The purchase price is subject to adjustment based upon a working capital provision with the purchase agreement. The company expects to finalize this in the second quarter of 2015.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) Jan 7, 2015
Cash	$441
Current deferred tax asset	535
Current assets	8,639
Property, plant and equipment	7,989
Goodwill	7,175
Other intangibles	3,129
Current liabilities	(8,668)
Long-term deferred tax liability	(2,389)
Other non-current liabilities	(2,463)

Consideration paid at closing	$14,388

Contingent consideration	2,416

Net assets acquired and liabilities assumed	$16,804
The current deferred tax assets and long term deferred tax liabilities amounted to $0.5 million and $2.4 million, respectively. These net liabilities are comprised of $1.0 million of deferred tax liabilities related to the difference between the book and tax basis of identifiable intangible assets, $1.1 million of liabilities arising from the difference between the book and tax basis of tangible asset and liability accounts, net of $0.2 million of assets related to foreign net operating loss carry forwards.
The goodwill and $2.2 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $0.7 million allocated to customer relationships, $0.1 million allocated to developed technology and $0.1 million allocated to backlog, which are to be amortized over periods of 4 years, 5 years and 3 months, respectively. Goodwill and other intangibles of Desmon are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
The Desmon purchase agreement includes an earnout provision providing for a contingent payment due to the sellers to the extent certain financial targets are exceeded. This earnout is payable within the second quarter following each year end if Desmon exceeds certain sales targets for fiscal 2015, 2016 and 2017, respectively. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $2.4 million.
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

Goldstein Eswood
On January 30, 2015, the company completed its acquisition of substantially all of the assets of J. Goldstein & Co. Pty. Ltd. ("Goldstein") and Eswood Australia Pty. Ltd. ("Eswood" and together with Goldstein, "Goldstein Eswood"). Goldstein is a leading manufacturer of cooking equipment including ranges, ovens, griddles, fryers and warming equipment and Eswood is a leading manufacturer of dishwashing equipment, both for the commercial foodservice industry, located in Smithfield, Australia, for a purchase price of approximately $27.4 million. An additional payment is also due upon the achievement of certain financial targets. The purchase price is subject to adjustment based upon a working capital provision with the purchase agreement. The company expects to finalize this in the second quarter of 2015.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) Jan 30, 2015
Current assets	$8,036
Property, plant and equipment	8,690
Goodwill	8,493
Other intangibles	5,648
Current liabilities	(1,806)
Other non-current liabilities	(1,655)

Consideration paid at closing	$27,406

Contingent consideration	1,655

Net assets acquired and liabilities assumed	$29,061
The goodwill and $4.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $1.4 million allocated to customer relationships, $0.1 million allocated to developed technology and less than $0.1 million allocated to backlog, which are to be amortized over periods of 4 years, 5 years and 3 months, respectively. Goodwill and other intangibles of Goldstein Eswood are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
The Goldstein Eswood purchase agreement includes an earnout provision providing for a contingent payment due to the sellers to the extent certain financial targets are exceeded. This earnout is payable within the second quarter following each year end if Goldstein Eswood exceeds certain sales targets for fiscal 2015 and 2016, respectively. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $1.7 million.
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

Marsal
On February 10, 2015, the company completed its acquisition of certain assets of Marsal & Sons, Inc. ("Marsal"), a leading manufacturer of deck ovens for the commercial foodservice industry, for a purchase price of approximately $5.5 million. The purchase price is subject to adjustment based upon a working capital provision with the purchase agreement. The company expects to finalize this in the second quarter of 2015.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) Feb 10, 2015
Current assets	$455
Property, plant and equipment	201
Goodwill	3,012
Other intangibles	2,027
Current liabilities	(195)

Net assets acquired and liabilities assumed	$5,500
The goodwill and $1.3 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $0.5 million allocated to customer relationships, $0.1 million allocated to developed technology and less than $0.1 million allocated to backlog, which are to be amortized over periods of 4 years, 5 years and 3 months, respectively. Goodwill and other intangibles of Marsal are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
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

Pro forma financial information

In accordance with ASC 805 “Business Combinations”, the following unaudited pro forma results of operations for the years ended April 4, 2015 and March 29, 2014, assumes the 2015 acquisitions of Desmon, Goldstein Eswood and Marsal and the 2014 acquisitions of Market Forge, PES, Concordia and U-Line were completed on December 29, 2013 (first day of fiscal year 2014). The following pro forma results include adjustments to reflect additional interest expense to fund the acquisition, amortization of intangibles associated with the acquisition, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	April 4, 2015	March 29, 2014
Net sales	$408,934	$405,100
Net earnings	38,525	36,633

Net earnings per share:
Basic	0.68	0.65
Diluted	0.68	0.65

The supplemental pro forma financial information presented above has been prepared for comparative purposes and is not necessarily indicative of either the results of operations that would have occurred had the acquisitions of these companies been effective on December 29, 2013 nor are they indicative of any future results. Also, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate PES, Concordia, U-Line, Desmon, Goldstein Eswood and Marsal.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This update amends the current guidance on revenue recognition related to contracts with customers. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This update is effective for annual and corresponding interim reporting periods beginning on or after December 15, 2016. This update provides for two transition methods to the new guidance: a full retrospective or a modified retrospective adoption. On April 1, 2015, the FASB proposed deferring the effective date of ASU No. 2014-09, "Revenue from Contracts with Customers" by one year to December 15, 2017 for annual reporting periods beginning after that date and permitting early adoption of the standard but not before the original effective date of December 15, 2016. The company is evaluating the transition methods and the impact the application of this ASU will have, if any, on the company’s financial position, results of operations and cash flows.
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
In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items". This update eliminates the concept of extraordinary items from the current guidance. This update is effective for annual and corresponding interim reporting periods beginning after December 15, 2015. Early adoption is permitted provided the guidance is applied from the beginning of the fiscal year of adoption. Retrospective application is encouraged for all prior periods presented in the financial statements. The company is evaluating the impact the application of this ASU will have, if any, on the company’s financial position, results of operations and cash flows.
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be recorded as a direct reduction of the debt liability on the balance sheet rather than as an asset. The standard is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted. The company is evaluating the impact the application of this ASU will have, if any, on the company’s financial position, results of operations and cash flows.
In April 2015, the FASB issued ASU 2015-04, "Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets." This ASU is intended to provide a practical expedient for the measurement date of defined benefit plan assets and obligations. The practical expedient allows employers with fiscal year-end dates that do no fall on a calendar month-end (e.g., companies with a 52/53-week fiscal year) to measure pension and post-retirement benefit plan assets and obligations as of the calendar month-end date closest to the fiscal year-end. The FASB also provided a similar practical expedient for interim remeasurements for significant events. This ASU requires perspective application and is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. The company is evaluating the impact the application of this ASU will have, if any, on the company’s financial position, results of operations and cash flows.

6)	Other Comprehensive Income
The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income."
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of January 3, 2015	$(24,655)	$(6,540)	$(236)	$(31,431)
Other comprehensive income before reclassification	(15,791)	114	471	(15,206)
Amounts reclassified from accumulated other comprehensive income	—	—	(943)	(943)
Net current-period other comprehensive income	$(15,791)	$114	$(472)	$(16,149)
Balance as of April 4, 2015	$(40,446)	$(6,426)	$(708)	$(47,580)
(1) All amounts are net of tax.
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended
	Apr 4, 2015	Mar 29, 2014
Net earnings	$38,231	$33,445
Currency translation adjustment	(15,791)	1,574
Pension liability adjustment, net of tax	114	(57)
Unrealized gain on interest rate swaps, net of tax	(472)	264
Comprehensive income	$22,082	$35,226

7)	Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventories at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $31.4 million at April 4, 2015 and $30.2 million at January 3, 2015 and represented approximately 11.4% and 11.8% of the total inventory at each respective period. The amount of LIFO reserve at April 4, 2015 and January 3, 2015 was not material. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at April 4, 2015 and January 3, 2015 are as follows:

	Apr 4, 2015	Jan 3, 2015
	(in thousands)
Raw materials and parts	$136,199	$126,121
Work-in-process	21,738	17,828
Finished goods	118,446	111,827
	$276,383	$255,776

8)	Goodwill
Changes in the carrying amount of goodwill for the three months ended April 4, 2015 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of January 3, 2015	$450,890	$134,512	$223,089	$808,491
Goodwill acquired during the year	18,680	—	—	18,680
Measurement period adjustments to goodwill acquired in prior year	(10)	63	(275)	(222)
Exchange effect	(4,284)	(3,391)	—	(7,675)
Balance as of April 4, 2015	$465,276	$131,184	$222,814	$819,274

9)	Accrued Expenses
Accrued expenses consist of the following:

	Apr 4, 2015	Jan 3, 2015
	(in thousands)
Accrued payroll and related expenses	$49,376	$50,844
Advanced customer deposits	37,273	20,367
Accrued warranty	29,541	28,786
Accrued product liability and workers compensation	14,149	14,582
Accrued customer rebates	12,757	32,357
Product recall	11,821	12,125
Accrued agent commission	10,058	11,207
Accrued sales and other tax	7,032	7,660
Accrued professional services	6,999	7,053
Contingent consideration	6,619	9,200
Other accrued expenses	27,762	26,404
	$213,387	$220,585

10)	Warranty Costs
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
A rollforward of the warranty reserve is as follows:

Three Months Ended
Apr 4, 2015
(in thousands)
Balance as of January 3, 2015	$28,786
Warranty reserve related to acquisitions	—
Warranty expense	11,068
Warranty claims	(10,313)
Balance as of April 4, 2015	$29,541

11)	Financing Arrangements

	Apr 4, 2015	Jan 3, 2015
	(in thousands)
Senior secured revolving credit line	$629,000	$587,500
Foreign loans	9,760	10,384
Other debt arrangement	274	283
Total debt	$639,034	$598,167
Less: Current maturities of long-term debt	8,926	9,402
Long-term debt	$630,108	$588,765
On August 7, 2012, the company entered into a new senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of April 4, 2015, the company had $629.0 million of borrowings outstanding under this facility. The company also had $9.6 million in outstanding letters of credit as of April 4, 2015, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $361.4 million at April 4, 2015.
At April 4, 2015, borrowings under the senior secured credit facility were assessed at an interest rate of 1.50% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At April 4, 2015 the average interest rate on the senior debt amounted to 1.65%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of April 4, 2015.
In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  These facilities included a revolving credit facility and term loan. At April 4, 2015, these facilities amounted to $3.5 million in U.S. dollars, including $2.5 million outstanding under a revolving credit facility and $1.0 million under a term loan. The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 2.80% on April 4, 2015. At April 4, 2015, the interest rate assessed on the term loan was 4.55%. The term loan matures in 2022.
In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  At April 4, 2015, these facilities amounted to $0.9 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At April 4, 2015, the average interest rate on these facilities was approximately 3.90%. The facilities are secured by outstanding accounts receivable collectible within six months.
In October 2013, the company completed its acquisition of substantially all of the assets of Celfrost Innovations Pvt. Ltd. in India.  At the time of the acquisition a local credit facility, denominated in Indian Rupee, was established to fund local working capital needs. At April 4, 2015, the facility amounted to $2.1 million in U.S. dollars. At April 4, 2015, borrowings under the facility were assessed at an interest rate at 1.25% above the Reserve Bank of India's base rate for long-term borrowings. At April 4, 2015, the average interest rate on this facility was approximately 10.50%.
In March 2014, Cozzini do Brazil LTDA entered into a local credit facility, denominated in Brazilian Real, to fund local working capital needs.   At April 4, 2015, the facility amounted to $3.1 million in U.S. dollars and was assessed an interest rate of 1.50% above the Brazilian central bank CDI Rate. At April 4, 2015, the interest rate assessed on this facility was 12.60%. This local credit facility matures on March 28, 2016.
In January 2015, the company completed its acquisition of Desmon Food Service Equipment Company in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  At April 4, 2015, these facilities amounted to $0.2 million in U.S. dollars, including $0.1 million outstanding on a local working capital loan and $0.1 million outstanding under a term loan. The interest rate on the working capital loan was 0.50% and the interest rate on the term loan was 6.92%. Both the working capital loan and the term loan mature on December 31, 2016.

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
The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations. The upfront cash payment is the amount that a market participant would be able to lend at April 4, 2015 to achieve sufficient cash inflows to cover the cash outflows under the company’s senior revolving credit facility assuming the facility was outstanding in its entirety until maturity. Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s senior revolving credit facility in August 2017. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods. The carrying value and estimated aggregate fair value, a level 2 measurement, based primarily on market prices, of debt is as follows (in thousands):

	Apr 4, 2015		Jan 3, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$639,034	$639,034	$598,167	$598,167
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of April 4, 2015, the company had the following interest rate swaps in effect:

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

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the Company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At April 4, 2015, the company was in compliance with all covenants pursuant to its borrowing agreements.

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
Foreign Exchange: The company uses foreign currency forward and option contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward and option contracts outstanding at April 4, 2015. The fair value of the forward and option contracts was a loss of $0.2 million at the end of the first quarter of 2015.

Sell		Purchase		Maturity
5,600,000	British Pounds	7,666,822	Euro Dollars	July 3, 2015
10,000,000	British Pounds	13,723,068	Euro Dollars	July 3, 2015
5,000,000	British Pounds	6,885,156	Euro Dollars	July 3, 2015
5,500,000	Euro Dollars	5,924,050	US Dollars	July 3, 2015
10,000,000	Euro Dollars	10,770,000	US Dollars	July 3, 2015
4,700,000	Euro Dollars	5,061,900	US Dollars	July 3, 2015
15,000,000	Australian Dollars	11,326,500	US Dollars	July 3, 2015
10,000,000	Australian Dollars	7,551,000	US Dollars	July 3, 2015
10,000,000	Australian Dollars	7,558,000	US Dollars	July 3, 2015
7,500,000	Canadian Dollars	5,847,953	US Dollars	July 3, 2015
10,000,000	Brazilian Real	2,748,763	US Dollars	December 15, 2015

Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of April 4, 2015, the fair value of these instruments was a liability of $1.6 million. The change in fair value of these swap agreements in the first three months of 2015 was a loss of $0.5 million, net of taxes.
The following tables summarize the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Apr 4, 2015	Jan 3, 2015
Fair value	Other non-current liabilities	$(1,609)	$(810)

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended
	Presentation of Gain/(loss)	Apr 4, 2015	Mar 29, 2014
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$(1,297)	$(103)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(485)	$(543)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$13	$31
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
The Commercial Foodservice Equipment Group manufactures, sells, and distributes cooking equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in California, Illinois, Michigan, New Hampshire, North Carolina, Tennessee, Texas, Vermont, Washington, Australia, China, Denmark, Italy, the Philippines and the United Kingdom. Principal product lines of this group include conveyor ovens, ranges, steamers, convection ovens, combi-ovens, broilers and steam cooking equipment, induction cooking systems, baking and proofing ovens, charbroilers, catering equipment, fryers, toasters, hot food servers, food warming equipment, griddles, coffee and beverage dispensing equipment, professional refrigerators, coldrooms, ice machines, freezers and kitchen processing and ventilation equipment. These products are sold and marketed under the brand names: Anets, Beech, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, CTX, Carter-Hoffmann, Celfrost, Concordia, CookTek, Desmon, Doyon, Eswood, Frifri, Giga, Goldstein, Holman, Houno, IMC, Jade, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, Southbend, Star, Toastmaster, TurboChef, Viking, Wells and Wunder-Bar.
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
Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Apr 4, 2015		Mar 29, 2014
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$262,216	64.5%	$234,050	62.8%
Food Processing	69,819	17.2	75,586	20.3
Residential Kitchen	74,561	18.3	62,842	16.9
Total	$406,596	100.0%	$372,478	100.0%

The following table summarizes the results of operations for the company's business segments(1) (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
Three Months Ended April 4, 2015
Net sales	$262,216	$69,819	$74,561	$—	$406,596
Income (loss) from operations	63,726	13,310	4,941	(15,397)	66,580
Depreciation and amortization expense	5,266	1,437	4,129	400	11,232
Net capital expenditures	4,624	355	1,060	78	6,117

Total assets	$1,117,585	$309,829	$635,388	$80,034	$2,142,836

Three Months Ended March 29, 2014
Net sales	$234,050	$75,586	$62,842	$—	$372,478
Income (loss) from operations	54,962	12,122	207	(11,358)	55,933
Depreciation and amortization expense	4,884	2,121	3,091	425	10,521
Net capital expenditures	2,243	449	539	—	3,231

Total assets	$1,020,845	$308,442	$491,465	$95,090	$1,915,842

(1)Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)Includes corporate and other general company assets and operations.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Apr 4, 2015	Mar 29, 2014
United States and Canada	$129,397	$115,537
Asia	13,727	5,156
Europe and Middle East	22,596	16,291
Latin America	1,473	1,930
Total international	$37,796	$23,377
	$167,193	$138,914
Net sales (in thousands):

	Three Months Ended
	Apr 4, 2015	Mar 29, 2014
United States and Canada	$296,484	$259,100
Asia	48,529	33,806
Europe and Middle East	42,984	59,805
Latin America	18,599	19,767
Total international	$110,112	$113,378
	$406,596	$372,478

14)	Employee Retirement Plans

(a)	Pension Plans
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

In conjunction with the purchase of Viking on December 31, 2012, the company has taken actions to improve the operations of Viking. In the first quarter of 2015, the company took additional actions related to the operations of the distribution operations of Viking (Viking Distributors 2013 and Viking Distributors 2014), purchased in 2013 and 2014. These combined initiatives included organizational restructuring and headcount reductions, consolidation and disposition of certain facilities and business operations and discontinuation of certain products. During the three months ended April 4, 2015, the company recorded expense in the amount of $4.6 million for these initiatives, which is reflected in the general and administrative expenses in the consolidated statements of earnings for such period. The costs and corresponding reserve balances are summarized as follows (in thousands):

	Severance/Benefits	Inventory/Product	Facilities/Operations	Other	Total
Balance as of January 3, 2015	$147	$—	$—	$37	$184
Expenses	297	—	4,307	(4)	4,600
Payments	(217)	—	(201)	(4)	(422)
Balance as of April 4, 2015	$227	$—	$4,106	$29	$4,362

16)	Subsequent Event

On April 7, 2015, subsequent to the end of the first quarter, the company completed its acquisition of substantially all of the assets of the High Speed Slicing business unit of Marel, Inc. ("Thurne"). Thurne is an industry leader in high speed slicers and slicing systems for the food processing industy located in Norwich, the United Kingdom. Thurne has annual revenues of approximately $15.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Informational Notes

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; ability to protect trademarks, copyrights and other intellectual property; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s Securities and Exchange Commission (“SEC”) filings, including the company’s 2014 Annual Report on Form 10-K.

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Apr 4, 2015		Mar 29, 2014
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$262,216	64.5%	$234,050	62.8%
Food Processing	69,819	17.2	75,586	20.3
Residential Kitchen	74,561	18.3	62,842	16.9
Total	$406,596	100.0%	$372,478	100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended
	Apr 4, 2015	Mar 29, 2014
Net sales	100.0%	100.0%
Cost of sales	61.2	61.6
Gross profit	38.8	38.4
Selling, general and administrative expenses	22.4	23.4
Income from operations	16.4	15.0
Interest expense and deferred financing amortization, net	0.9	1.1
Other expense, net	1.1	0.2
Earnings before income taxes	14.4	13.7
Provision for income taxes	4.9	4.7
Net earnings	9.5%	9.0%

 Three Months Ended April 4, 2015 as compared to Three Months Ended March 29, 2014

NET SALES. Net sales for the three month period ended April 4, 2015 were $406.6 million as compared to $372.5 million in the three month period ended March 29, 2014. Of the $34.1 million increase in net sales, $29.1 million, or 7.8%, was attributable to acquisition growth, resulting from the fiscal 2014 acquisitions of PES, Concordia and U-Line and the fiscal 2015 acquisitions of Desmon, Goldstein Eswood and Marsal. Excluding acquisitions, net sales increased $5.0 million, or 1.3%, from the prior year, reflecting a net sales increase of 7.9% at the Commercial Foodservice Equipment Group, a net sales decrease of 13.2% at the Food Processing Equipment Group and a net sales decrease of 5.7% at the Residential Kitchen Equipment Group. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three month period ended April 4, 2015 reduced net sales by approximately $12.7 million or 3.4%. On a constant currency basis, organic sales growth amounted to 4.4% for the quarter, including a net sales increase of 10.0% at the Commercial Foodservice Group, a net sales decrease of 5.0% at the Food Processing Equipment Group and a net sales decrease of 4.9% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $28.1 million or 12.0%, to $262.2 million in the three month period ended April 4, 2015, as compared to $234.1 million in the prior year period. Net sales resulting from the acquisitions of Concordia, Desmon, Goldstein Eswood and Marsal which were acquired on September 8, 2014, January 7, 2015, January 30, 2015 and February 10, 2015, respectively, accounted for an increase of $9.5 million during the three month period ended April 4, 2015. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $18.6 million, or 7.9%, as compared to the prior year period. Domestically, the company realized a sales increase of $21.3 million, or 13.0%, to $185.7 million, as compared to $164.4 million in the prior year period. This includes an increase of $3.1 million from recent acquisitions. Excluding the acquisitions, the net increase of $18.2 million, or 11.1%, in domestic sales includes continued growth with customer initiatives to improve efficiencies in restaurant operations by adopting new cooking and warming technologies. International sales increased $6.8 million, or 9.8%, to $76.5 million, as compared to $69.7 million in the prior year period. This includes an increase of $6.4 million from the recent acquisitions, offset by the impact of foreign exchange rates which reduced net sales by approximately $6.0 million.

•
Net sales of the Food Processing Equipment Group decreased by $5.8 million or 7.7%, to $69.8 million in the three month period ended April 4, 2015, as compared to $75.6 million in the prior year period.  Net sales from the acquisition of PES which was acquired on March 31, 2014, accounted for an increase of $4.2 million during the three month period ended April 4, 2015. Excluding the impact of this acquisition, net sales of the Food Processing Equipment Group decreased $10.0 million, or 13.2%. Domestically, the company realized a sales increase of $5.6 million, or 16.8%, to $39.0 million, as compared to $33.4 million in the prior year period. This includes an increase of $4.4 million from the recent acquisition. Excluding the acquisition, the net increase of $1.2 million, or 3.6%, in domestic sales reflects initiatives to upgrade food processing operation to more efficient and cost effective equipment. International sales decreased $11.4 million, or 27.0%, to $30.8 million, as compared to $42.2 million. The decrease in sales reflects the impact of foreign exchange rates of approximately $6.2 million and the nature and timing of large orders associated with this business, impacting the growth in comparative periods.

•
Net sales of the Residential Kitchen Equipment Group increased by $11.8 million or 18.8%, to $74.6 million in the three month period ended April 4, 2015, as compared to $62.8 million in the prior year period. Net sales from the acquisition of U-Line which was acquired on November 5, 2014, accounted for an increase of $15.4 million. Excluding the impact of this acquisition, net sales of the Residential Kitchen Equipment Group decreased $3.6 million. This decrease is primarily attributable to the impact of non-core products that were discontinued for sale in conjunction with integration activities at acquired distribution operations and production delays associated with a complete new line of built-in refrigeration at Vikings, which resulted in product shortages.

GROSS PROFIT. Gross profit increased to $157.6 million in the three month period ended April 4, 2015 from $143.0 million in the prior year period. The increase in the gross profit reflects the impact of increased sales, offset by the impact of foreign exchange rates, which reduced gross profit by $3.4 million. The gross margin rate increased from 38.4% in the three month period ended March 29, 2014 to 38.8% in the current year period. The net increase in the gross margin rate reflects the benefit of acquisition integration initiatives.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $10.5 million, or 11.1%, to $105.2 million in the three month period ended April 4, 2015, as compared to $94.7 million in the prior year period. Gross profit from the acquisitions of Concordia, Desmon, Goldstein Eswood and Marsal accounted for approximately $2.4 million of the increase in gross profit during the period. Excluding the recent acquisitions, gross profit increased by approximately $8.1 million on higher sales volumes. The impact of foreign exchange rates reduced gross profit by approximately $1.7 million. The gross margin rate declined to 40.1%, as compared to 40.5% in the prior year period, due primarily to changes in sales mix as compared to the prior year period.

•
Gross profit at the Food Processing Equipment Group decreased by $0.2 million, or 0.8%, to $26.1 million in the three month period ended April 4, 2015, as compared to $26.3 million in the prior year period. Gross profit from the acquisition of PES accounted for approximately $1.4 million of the increase in gross profit during the period. The impact of foreign exchange rates reduced gross profit by approximately $1.6 million. Gross profit margin rate increased to 37.4%, as compared to 34.8% in the prior year period. The increase in the gross margin rate reflects the favorable impact of acquisition integration initiatives.

•
Gross profit at the Residential Kitchen Equipment Group increased by $6.2 million, or 29.0%, to $27.6 million in the three month period ended April 4, 2015, as compared to $21.4 million in the prior year period. Gross profit from the acquisition of U-Line accounted for approximately $6.2 million of the increase in gross profit during the period. The gross margin rate increased to 37.0%, as compared to 34.1% in the prior year period. The gross margin rate improvement reflects the impact of acquisition integration and cost reduction initiatives completed in 2013 and 2014.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $87.1 million in the three month period ended March 29, 2014 to $91.0 million in the three month period ended April 4, 2015.   As a percentage of net sales, operating expenses were 23.4% in the three month period ended March 29, 2014, as compared to 22.3% in the three month period ended April 4, 2015. Selling expenses increased from $47.0 million in the three month period ended March 29, 2014 to $47.1 million in the three month period ended April 4, 2015. Selling expenses reflected increased costs of $4.2 million associated with the PES, Concordia, U-Line, Desmon and Goldstein Eswood acquisitions. These expenses were offset by a decrease of $1.3 million related to commissions, $0.8 million related to compensation expenses and $0.8 million related to selling promotional expenses. The impact of foreign exchange rates had a favorable impact, reducing selling expenses by approximately $1.3 million. General and administrative expenses increased from $40.1 million in the three month period ended March 29, 2014 to $43.9 million in the three month period ended April 4, 2015. General and administrative expenses reflect $3.2 million of increased costs associated with the PES, Concordia, U-Line, Desmon and Goldstein Eswood acquisitions, including $1.0 million of non-cash intangible amortization expense. The impact of foreign exchange rates had a favorable impact, reducing general and administrative expenses by approximately $0.9 million. General and administrative expenses for the quarter also included non-recurring charges of $4.6 million associated with the closure of facilities and warehouse consolidations at the Residential Kitchen Equipment Group. In the prior year period non-recurring charges of $2.6 million were incurred associated with the reorganization of the Residential Kitchen Equipment Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $3.7 million in the three month period ended April 4, 2015, as compared to $4.0 million in the prior year period. Other expense was $4.6 million in the three month period ended April 4, 2015, as compared to $0.9 million in the prior year period, and consists mainly of foreign exchange losses. The increase in foreign exchange losses during the quarter is attributable to strengthening of the U.S. Dollar in the quarter as compared to the Euro, Brazilian Real, Australian Dollar and Canadian Dollar.

INCOME TAXES. A tax provision of $20.0 million, at an effective rate of 34.4%, was recorded during the three month period ended April 4, 2015, as compared to $17.6 million at an effective rate of 34.5%, in the prior year period.

Financial Condition and Liquidity
During the three months ended April 4, 2015, cash and cash equivalents increased by $10.4 million to $54.3 million at April 4, 2015 from $43.9 million at January 3, 2015. Net borrowings increased from $598.2 million at January 3, 2015 to $639.0 million at April 4, 2015.
OPERATING ACTIVITIES. Net cash provided by operating activities was $23.8 million for the three months ended April 4, 2015 compared to net cash used by operating activities of $13.6 million for the three months ended March 29, 2014 due primarily to increased earnings and the decreased working capital needs.
During the three months ended April 4, 2015, working capital levels changed due to decreased working capital needs. These changes in working capital levels included a $5.2 million increase in accounts receivable, due to increased sales volume. Inventory increased $15.0 million due to several factors including increased order rates, the timing of orders, investments in inventories in growing international markets, and investments in inventories at the Residential Kitchen Equipment Group in connection with the acquisition and establishment of company owned distribution operations. Prepaid expenses and other assets decreased $2.2 million primarily related to the timing of orders at the Food Processing Group. Changes in working capital also included a $21.0 million decrease in accrued expenses and other non-current liabilities primarily related to the payment of 2014 annual rebate programs and incentive obligations.
INVESTING ACTIVITIES. During the three months ended April 4, 2015, net cash used in investing activities included $46.8 million related to the acquisitions of Desmon, Goldstein Eswood and Marsal and $6.1 million of additions and upgrades of production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows provided by financing activities were $39.5 million during the three months ended April 4, 2015. The company’s borrowing activities included the $41.5 million of net proceeds under its $1.0 billion revolving credit facility, primarily to fund the acquisitions of Desmon, Goldstein Eswood and Marsal.
Financing activities also included $2.4 million of excess tax benefits associated with the vesting of restricted stock grants.
The company used $4.8 million to repurchase 45,352 shares of its common stock that were surrendered to the company by employees in lieu of cash for payment for withholding taxes related to restricted stock vestings that occurred during the three months ended April 4, 2015.
At April 4, 2015, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, acquisitions, product development and integration expenditures for the foreseeable future.
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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This update amends the current guidance on revenue recognition related to contracts with customers. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This update is effective for annual and corresponding interim reporting periods beginning on or after December 15, 2016. This update provides for two transition methods to the new guidance: a full retrospective or a modified retrospective adoption. On April 1, 2015, the FASB proposed deferring the effective date of ASU No. 2014-09, "Revenue from Contracts with Customers" by one year to December 15, 2017 for annual reporting periods beginning after that date and permitting early adoption of the standard but not before the original effective date of December 15, 2016. The company is evaluating the transition methods and the impact the application of this ASU will have, if any, on the company’s financial position, results of operations and cash flows.
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
In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items". This update eliminates the concept of extraordinary items from the current guidance. This update is effective for annual and corresponding interim reporting periods beginning after December 15, 2015. Early adoption is permitted provided the guidance is applied from the beginning of the fiscal year of adoption. Retrospective application is encouraged for all prior periods presented in the financial statements. The company is evaluating the impact the application of this ASU will have, if any, on the company’s financial position, results of operations and cash flows.
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be recorded as a direct reduction of the debt liability on the balance sheet rather than as an asset. The standard is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted. The company is evaluating the impact the application of this ASU will have, if any, on the company’s financial position, results of operations and cash flows.
In April 2015, the FASB issued ASU 2015-04, "Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets." This ASU is intended to provide a practical expedient for the measurement date of defined benefit plan assets and obligations. The practical expedient allows employers with fiscal year-end dates that do no fall on a calendar month-end (e.g., companies with a 52/53-week fiscal year) to measure pension and post-retirement benefit plan assets and obligations as of the calendar month-end date closest to the fiscal year-end. The FASB also provided a similar practical expedient for interim remeasurements for significant events. This ASU requires perspective application and is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. The company is evaluating the impact the application of this ASU will have, if any, on the company’s financial position, results of operations and cash flows.
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

At the Food Processing Equipment Group, the company enters into long-term sales contracts for certain products that are often significant relative to the business. Revenue under these long-term sales contracts is recognized using the percentage of completion method defined within ASC 605-35 “Construction-Type and Production-Type Contracts” due to the length of time to fully manufacture and assemble the equipment. The company measures revenue recognized based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. Because estimated labor hours to complete a project are based upon forecasts using the best available information, the actual hours may differ from original estimates. The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the company's financial statements and most accurately measures the matching of revenues with expenses. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements. Revenue for sales of products and services not covered by long-term sales contracts is recognized when risk of loss has passed to the customer, which occurs at the time of shipment or when service is completed, and collectibility is reasonably assured. The sale prices of the products sold are fixed and determinable at the time of shipment. Sales are reported net of sales returns, sales incentives and cash discounts based on prior experience and other quantitative and qualitative factors.
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

Contractual Obligations
The company's contractual cash payment obligations as of April 4, 2015 are set forth below (in thousands):

	Amounts Due Sellers From Acquisitions	Debt	Estimated Interest on Debt	Operating Leases	Total Contractual Cash Obligations
Less than 1 year	$1,258	$8,926	$14,045	$13,331	$37,560
1-3 years	8,021	629,441	16,877	14,625	668,964
3-5 years	656	202	160	7,173	8,191
After 5 years	—	465	40	9,055	9,560
	$9,935	$639,034	$31,122	$44,184	$724,275
The company has obligations to make $9.9 million of purchase price payments to the sellers of Spooner Vicars, Celfrost, PES, Concordia, Desmon and Goldstein Eswood that represent deferred and contingent payments for these acquisitions.
As of April 4, 2015, the company had $629.0 million outstanding under its revolving credit line as part of its senior credit agreement. The average interest rate on this debt amounted to 1.65% at April 4, 2015. This facility matures in August of 2017. As of April 4, 2015, the company also has $9.6 million of debt outstanding under various foreign credit facilities. The estimated interest payments reflected in the table above assume that the level of debt and average interest rate on the company’s revolving credit line under its senior credit agreement does not change until the facility reaches maturity in August 2017. The estimated payments also assume that relative to the company’s foreign borrowings: all scheduled term loan payments are made; the level of borrowings does not change; and the average interest rates remain at their April 4, 2015 rates. Also reflected in the table above is $1.8 million of interest payments to be made related to the company’s interest rate swap agreements.
The company’s projected benefit obligation under its defined benefit plans exceeded the plans’ assets by $21.1 million at the end of 2014.  The unfunded benefit obligations were comprised of a $1.2 million underfunding of the company's union plan, $8.6 million underfunding of the company’s Smithville plan, which was acquired as part of the Star acquisition, $0.8 million underfunding of the company’s Wrexham plan, which was acquired as part of the Lincat acquisition, and $10.5 million underfunding of the company's director plans.  In 2015, the company expects to make a minimum contribution of $0.8 million to the Smithville plan, as required by ERISA.  In 2015, the company expects to contribute $0.4 million to the Wrexham plan.
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

Twelve Month Period Ending	Variable Rate Debt

April 4, 2016	$8,926
April 4, 2017	340
April 4, 2018	629,101
April 4, 2019	101
April 4, 2020 and thereafter	566
$639,034
On August 7, 2012, the company entered into a new senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of April 4, 2015, the company had $629.0 million of borrowings outstanding under this facility. The company also has $9.6 million in outstanding letters of credit as of April 4, 2015, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $361.4 million at April 4, 2015.
At April 4, 2015, borrowings under the senior secured credit facility were assessed at an interest rate 1.50% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At April 4, 2015, the average interest rate on the senior debt amounted to 1.65%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of April 4, 2015.
In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  These facilities included a revolving credit facility and term loan. At April 4, 2015, these facilities amounted to $3.5 million in U.S. dollars, including $2.5 million outstanding under a revolving credit facility and $1.0 million under a term loan. The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 2.80% on April 4, 2015. At April 4, 2015, the interest rate assessed on the term loan was 4.55%. The term loan matures in 2022.
In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  At April 4, 2015, these facilities amounted to $0.9 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At April 4, 2015, the average interest rate on these facilities was approximately 3.90%. The facilities are secured by outstanding accounts receivable collectible within six months.
In October 2013, the company completed its acquisition of substantially all of the assets of Celfrost Innovations Pvt. Ltd. in India.  At the time of the acquisition a local credit facility, denominated in Indian Rupee, was established to fund local working capital needs. At April 4, 2015, the facility amounted to $2.1 million in U.S. dollars. At April 4, 2015, borrowings under the facility were assessed at an interest rate at 1.25% above the Reserve Bank of India's base rate for long-term borrowings. At April 4, 2015, the average interest rate on this facility was approximately 10.50%.
In March 2014, Cozzini do Brazil LTDA entered into a local credit facility, denominated in Brazilian Real, to fund local working capital needs.   At April 4, 2015, the facility amounted to $3.1 million in U.S. dollars and was assessed an interest rate of 1.50% above the Brazilian central bank CDI Rate. At April 4, 2015, the interest rate assessed on this facility was 12.60%. This local credit facility matures on March 28, 2016.

In January 2015, the company completed its acquisition of Desmon Food Service Equipment Company in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  At April 4, 2015, these facilities amounted to $0.2 million in U.S. dollars, including $0.1 million outstanding on a local working capital loan and $0.1 million outstanding under a term loan. The interest rate on the working capital loan was 0.50% and the interest rate on the term loan was 6.92%. Both the working capital loan and the term loan mature on December 31, 2016.
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of April 4, 2015, the company had the following interest rate swaps in effect:

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

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the Company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The potential loss on fair value for the company's debt obligations from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows. At April 4, 2015, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of April 4, 2015, the fair value of these instruments was a liability of $1.6 million. The change in fair value of these swap agreements in the first three months of 2015 was a loss of $0.5 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward and option contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The following table summarizes the forward and option contracts outstanding at April 4, 2015. The fair value of the forward and option contracts was a loss of $0.2 million at the end of the first quarter of 2015.

Sell		Purchase		Maturity
5,600,000	British Pounds	7,666,822	Euro Dollars	July 3, 2015
10,000,000	British Pounds	13,723,068	Euro Dollars	July 3, 2015
5,000,000	British Pounds	6,885,156	Euro Dollars	July 3, 2015
5,500,000	Euro Dollars	5,924,050	US Dollars	July 3, 2015
10,000,000	Euro Dollars	10,770,000	US Dollars	July 3, 2015
4,700,000	Euro Dollars	5,061,900	US Dollars	July 3, 2015
15,000,000	Australian Dollars	11,326,500	US Dollars	July 3, 2015
10,000,000	Australian Dollars	7,551,000	US Dollars	July 3, 2015
10,000,000	Australian Dollars	7,558,000	US Dollars	July 3, 2015
7,500,000	Canadian Dollars	5,847,953	US Dollars	July 3, 2015
10,000,000	Brazilian Real	2,748,763	US Dollars	December 15, 2015

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
As of April 4, 2015, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended April 4, 2015, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended April 4, 2015, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
January 4 to January 31, 2015	—	$—	—	2,655,399
February 1 to February 28, 2015	—	—	—	2,655,399
March 1 to April 4, 2015	45,352	106.64	45,352	2,610,047
Quarter ended April 4, 2015	45,352	$106.64	45,352	2,610,047
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
In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of common shares in open market purchases. During 2013, the company's Board of Directors authorized the purchase of additional common shares in open market purchases. As of April 4, 2015, the total number of shares authorized for repurchase under the program is 4,570,266. As of April 4, 2015, 1,960,219 shares had been purchased under the 1998 stock repurchase program.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended April 4, 2015, filed on May 14, 2015, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	May 14, 2015	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer