Form 10-Q
period 2015-07-04
MIDDLEBY CORP
filed 2015-08-13
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 4, 2015
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

As of August 7, 2015 there were 57,327,032 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED JULY 4, 2015

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Jul 4, 2015	Jan 3, 2015
Current assets:
Cash and cash equivalents	$38,586	$43,945
Accounts receivable, net of reserve for doubtful accounts of $9,193 and $9,091	239,588	229,875
Inventories, net	291,936	255,776
Prepaid expenses and other	26,175	27,980
Prepaid taxes	3,862	5,538
Current deferred taxes	53,482	51,017
Total current assets	653,629	614,131
Property, plant and equipment, net of accumulated depreciation of $89,644 and $82,998	148,838	129,697
Goodwill	833,382	808,491
Other intangibles, net of amortization of $125,102 and $111,846	494,328	492,031
Long-term deferred tax assets	4,773	2,925
Other assets	20,998	18,856
Total assets	$2,155,948	$2,066,131

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$10,210	$9,402
Accounts payable	109,860	98,327
Accrued expenses	221,272	220,585
Total current liabilities	341,342	328,314
Long-term debt	564,104	588,765
Long-term deferred tax liability	91,954	88,800
Other non-current liabilities	63,595	53,492
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 62,189,296 and 62,088,592 shares issued in 2015 and 2014, respectively	144	144
Paid-in capital	320,208	310,409
Treasury stock, at cost; 4,862,264 and 4,816,912 shares in 2015 and 2014, respectively	(200,862)	(196,026)
Retained earnings	1,016,161	923,664
Accumulated other comprehensive loss	(40,698)	(31,431)
Total stockholders' equity	1,094,953	1,006,760
Total liabilities and stockholders' equity	$2,155,948	$2,066,131

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jul 4, 2015	Jun 28, 2014	Jul 4, 2015	Jun 28, 2014
Net sales	$436,291	$424,776	$842,887	$797,254
Cost of sales	263,402	258,602	512,436	488,104
Gross profit	172,889	166,174	330,451	309,150
Selling and distribution expenses	45,332	48,102	92,441	95,072
General and administrative expenses	44,197	42,333	88,070	82,406
Income from operations	83,360	75,739	149,940	131,672
Interest expense and deferred financing amortization, net	4,048	4,169	7,797	8,156
Other expense, net	(366)	195	4,195	1,060
Earnings before income taxes	79,678	71,375	137,948	122,456
Provision for income taxes	25,411	22,970	45,450	40,606
Net earnings	$54,267	$48,405	$92,498	$81,850
Net earnings per share:
Basic	$0.95	$0.85	$1.62	$1.44
Diluted	$0.95	$0.85	$1.62	$1.44
Weighted average number of shares
Basic	56,963	56,866	56,940	56,661
Dilutive common stock equivalents[1]	2	1	1	1
Diluted	56,965	56,867	56,941	56,662
Comprehensive income	$61,149	$50,038	$83,231	$85,264

1 There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	Jul 4, 2015	Jun 28, 2014
Cash flows from operating activities--
Net earnings	$92,498	$81,850
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	22,160	21,314
Non-cash share-based compensation	7,399	6,696
Deferred taxes	(1,644)	13,676
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(1,271)	(20,297)
Inventories, net	(26,702)	(10,581)
Prepaid expenses and other assets	14,947	(8,140)
Accounts payable	5,236	3,818
Accrued expenses and other liabilities	(3,863)	(26,663)
Net cash provided by operating activities	108,760	61,673
Cash flows from investing activities--
Additions to property and equipment	(11,684)	(6,986)
Purchase of trade name	(1,000)	—
Acquisition of Stewart	(2,500)	—
Acquisition of Nieco	(4,200)	—
Acquisition of Viking Distributors 2014	—	(38,485)
Acquisition of Market Forge	(1,500)	(7,240)
Acquisition of PES	—	(15,000)
Acquisition of Concordia, net of cash acquired	80	—
Acquisition of U-Line, net of cash acquired	275	—
Acquisition of Desmon, net of cash acquired	(13,947)	—
Acquisition of Goldstein Eswood	(27,406)	—
Acquisition of Marsal	(5,500)	—
Acquisition of Thurne	(9,872)	—
Acquisition of Induc	(10,622)	—
Net cash used in investing activities	(87,876)	(67,711)
Cash flows from financing activities--
Net (repayments) proceeds under current revolving credit facilities	(24,500)	14,400
Net proceeds under foreign bank loan	1,525	6,667
Net repayments under other debt arrangement	(18)	(18)
Repurchase of treasury stock	(4,836)	(44,283)
Excess tax benefit related to share-based compensation	2,400	24,986
Net cash (used in) provided by financing activities	(25,429)	1,752
Effect of exchange rates on cash and cash equivalents	(814)	(350)
Changes in cash and cash equivalents--
Net decrease in cash and cash equivalents	(5,359)	(4,636)
Cash and cash equivalents at beginning of year	43,945	36,894
Cash and cash equivalents at end of period	$38,586	$32,258

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 4, 2015
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
In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of July 4, 2015 and January 3, 2015, the results of operations for the three and six months ended July 4, 2015 and June 28, 2014 and cash flows for the six months ended July 4, 2015 and June 28, 2014.

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
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $5.4 million and $4.8 million for the second quarter periods ended July 4, 2015 and June 28, 2014, respectively. Non-cash share-based compensation expense was $7.4 million and $6.7 million for the six months ended July 4, 2015 and June 28, 2014, respectively.
During the first quarter ended April 4, 2015, the company issued 100,704 restricted shares under its 2011 Stock Incentive Plan. These amounts are contingent on the attainment of certain performance objectives. The aggregate grant-date fair value of these awards was $10.9 million, based on the closing share price of the company's stock at the date of the grant.

C)	Income Taxes
As of January 3, 2015, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $12.5 million (of which $12.2 million would impact the effective tax rate if recognized) plus approximately $1.7 million of accrued interest and $3.0 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of July 4, 2015, the company recognized a tax expense of $1.5 million for unrecognized tax benefits related to current year tax exposures.
It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that approximately $0.6 million of its currently remaining unrecognized tax benefits may be recognized over the next twelve months as a result of lapses of statutes of limitations.

A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States - federal	2012 – 2014
United States - states	2005 – 2014
Australia	2011 – 2014
Brazil	2010 – 2014
Canada	2009 – 2014
China	2005 – 2014
Czech Republic	2013 – 2014
Denmark	2011 – 2014
France	2011 – 2014
Germany	2012 – 2014
India	2013 – 2014
Italy	2010 – 2014
Luxembourg	2011 – 2014
Mexico	2010 – 2014
Philippines	2012 – 2014
South Korea	2010 – 2011
Spain	2010 – 2014
Taiwan	2010 – 2012
United Kingdom	2011 – 2014

D)	Fair Value Measures
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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of July 4, 2015
Financial Assets:
Pension plans	$27,769	$1,193	$—	$28,962

Financial Liabilities:
Interest rate swaps	$—	$1,123	$—	$1,123
Contingent consideration	$—	$—	$12,797	$12,797

As of January 3, 2015
Financial Assets:
Pension plans	$27,647	$1,234	$—	$28,881

Financial Liabilities:
Interest rate swaps	$—	$810	$—	$810
Contingent consideration	$—	$—	$14,558	$14,558
The contingent consideration as of July 4, 2015 relates to the earnout provisions recorded in conjunction with the acquisitions of Spooner Vicars, PES, Concordia, Desmon, Goldstein Eswood and Induc.
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
E)    Consolidated Statements of Cash Flows
Cash paid for interest was $6.9 million and $7.8 million for the six months ended July 4, 2015 and June 28, 2014, respectively. Cash payments totaling $36.2 million and $10.4 million were made for income taxes for the six months ended July 4, 2015 and June 28, 2014, respectively.

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

Market Forge
On January 7, 2014, the company completed its acquisition of certain assets of Market Forge Industries, Inc. (“Market Forge”), a leading manufacturer of steam cooking equipment for the commercial foodservice industry, for a purchase price of approximately $7.0 million. During the first quarter of 2014, the company finalized the working capital provision provided for by the purchase agreement resulting in an additional payment to the seller of $0.2 million. Additional deferred payments of $3.0 million in aggregate were paid to the seller during the second and third quarters of 2014. An additional contingent payment of $1.5 million was paid to the seller during the first quarter of 2015 upon the achievement of certain financial targets for the fiscal year 2014.
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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Sep 8, 2014	Preliminary Measurement Period Adjustments	(as adjusted) Sep 8, 2014
Cash	$345	$—	$345
Current deferred tax asset	—	424	424
Current assets	3,767	(508)	3,259
Goodwill	11,255	(5,960)	5,295
Other intangibles	4,500	—	4,500
Long-term deferred tax asset	—	1,981	1,981
Current liabilities	(2,296)	16	(2,280)
Other non-current liabilities	(4,710)	3,967	(743)

Consideration paid at closing	$12,861	$(80)	$12,781

Contingent consideration	4,710	(3,967)	743

Net assets acquired and liabilities assumed	$17,571	$(4,047)	$13,524
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
The Concordia purchase agreement includes an earnout provision providing for a contingent payment due to the sellers to the extent certain financial targets are exceeded. This earnout is payable within the first quarter of 2017 if Concordia exceeds certain sales targets for fiscal years 2015 and 2016. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $0.7 million.
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

Desmon
On January 7, 2015, the company completed its acquisition of all of the capital stock of Desmon Food Service Equipment Company ("Desmon") a leading manufacturer of blast chillers and refrigeration for the commercial foodservice industry, located in Nusco, Italy, for a purchase price of approximately $14.4 million, net of cash acquired. An additional payment is also due upon the achievement of certain financial targets. The purchase price is subject to adjustment based upon a working capital provision with the purchase agreement. The company expects to finalize this in the third quarter of 2015.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Jan 7, 2015	Preliminary Measurement Period Adjustments	(as adjusted) Jan 7, 2015
Cash	$441	$—	$441
Current deferred tax asset	535	—	535
Current assets	8,639	(418)	8,221
Property, plant and equipment	7,989	—	7,989
Goodwill	7,175	556	7,731
Other intangibles	3,129	—	3,129
Current liabilities	(8,668)	—	(8,668)
Long-term deferred tax liability	(2,389)	—	(2,389)
Other non-current liabilities	(2,463)	(138)	(2,601)

Consideration paid at closing	$14,388	$—	$14,388

Contingent consideration	2,416	138	2,554

Net assets acquired and liabilities assumed	$16,804	$138	$16,942
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
The Desmon purchase agreement includes an earnout provision providing for a contingent payment due to the sellers to the extent certain financial targets are exceeded. This earnout is payable within the second quarter following each year end if Desmon exceeds certain sales targets for fiscal 2015, 2016 and 2017, respectively. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $2.6 million.
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

Goldstein Eswood
On January 30, 2015, the company completed its acquisition of substantially all of the assets of J. Goldstein & Co. Pty. Ltd. ("Goldstein") and Eswood Australia Pty. Ltd. ("Eswood" and together with Goldstein, "Goldstein Eswood"). Goldstein is a leading manufacturer of cooking equipment including ranges, ovens, griddles, fryers and warming equipment and Eswood is a leading manufacturer of dishwashing equipment, both for the commercial foodservice industry, located in Smithfield, Australia, for a purchase price of approximately $27.4 million. An additional payment is also due upon the achievement of certain financial targets. The purchase price is subject to adjustment based upon a working capital provision with the purchase agreement. The company expects to finalize this in the third quarter of 2015.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Jan 30, 2015	Preliminary Measurement Period Adjustments	(as adjusted) Jan 30, 2015
Current assets	$8,036	$—	$8,036
Property, plant and equipment	8,690	—	8,690
Goodwill	8,493	82	8,575
Other intangibles	5,648	—	5,648
Current liabilities	(1,806)	—	(1,806)
Other non-current liabilities	(1,655)	(82)	(1,737)

Consideration paid at closing	$27,406	$—	$27,406

Contingent consideration	1,655	82	1,737

Net assets acquired and liabilities assumed	$29,061	$82	$29,143
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

Marsal
On February 10, 2015, the company completed its acquisition of certain assets of Marsal & Sons, Inc. ("Marsal"), a leading manufacturer of deck ovens for the commercial foodservice industry, for a purchase price of approximately $5.5 million. The purchase price is subject to adjustment based upon a working capital provision with the purchase agreement. During the second quarter of 2015, the company finalized the working capital provision provided by the purchase agreement resulting in no adjustment to the purchase price.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Feb 10, 2015	Preliminary Measurement Period Adjustments	(as adjusted) Feb 10, 2015
Current assets	$455	$—	$455
Property, plant and equipment	201	(5)	196
Goodwill	3,012	5	3,017
Other intangibles	2,027	—	2,027
Current liabilities	(195)	—	(195)

Net assets acquired and liabilities assumed	$5,500	$—	$5,500
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

Thurne
On April 7, 2015, the company completed its acquisition of certain assets of the High Speed Slicing business unit of Marel ("Thurne"), located in Norwich, United Kingdom, a leading manufacturer of slicing equipment for the food processing industry, for a purchase price of approximately $12.7 million. During the second quarter of 2015, the company finalized the working capital provision provided for by the purchase agreement resulting in a refund from the seller of $2.8 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) Apr 7, 2015
Current assets	$3,419
Property, plant and equipment	3,334
Goodwill	609
Other intangibles	3,625
Current liabilities	(1,115)

Net assets acquired and liabilities assumed	$9,872
The goodwill and $2.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $0.9 million allocated to customer relationships, $0.2 million allocated to developed technology and $0.6 million allocated to backlog, which are to be amortized over periods of 5 years, 5 years and 6 months, respectively. Goodwill and other intangibles of Thurne are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
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

Induc
On May 30, 2015, the company completed its acquisition of certain assets of the Induc Commercial Electronics Co. Ltd. ("Induc") located in Qingdoa, China, a leading manufacturer of induction cooking equipment for the commercial foodservice industry, for a purchase price of approximately $10.6 million. An additional deferred payment of approximately $1.5 million is also due to the seller on the second anniversary of the acquisition. An additional payment is also due upon the achievement of certain financial targets. The purchase price is subject to adjustment based upon a working capital provision with the purchase agreement. The company expects to finalize this in the third quarter of 2015.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) May 30, 2015
Current assets	$1,705
Property, plant and equipment	536
Goodwill	13,496
Other intangibles	1,500
Other assets	32
Current liabilities	(854)
Other non-current liabilities	(5,793)

Consideration paid at closing	$10,622

Deferred payment	1,516
Contingent consideration	4,276

Net assets acquired and liabilities assumed	16,414
The goodwill and $1.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $0.5 million allocated to customer relationships, which is to be amortized over a period of 5 years, Goodwill and other intangibles of Induc are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
The Induc purchase agreement includes an earnout provision providing for a contingent payment due to the sellers to the extent certain financial targets are exceeded. This earnout is payable within the first quarter following each year end if Induc exceeds certain sales and earnings targets for fiscal 2017, 2018 and 2019, respectively. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $4.3 million.
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

Pro forma financial information

In accordance with ASC 805 “Business Combinations”, the following unaudited pro forma results of operations for the years ended July 4, 2015 and June 28, 2014, assumes the 2015 acquisitions of Desmon, Goldstein Eswood, Marsal, Thurne and Induc and the 2014 acquisitions of Market Forge, PES, Concordia and U-Line were completed on December 29, 2013 (first day of fiscal year 2014). The following pro forma results include adjustments to reflect additional interest expense to fund the acquisition, amortization of intangibles associated with the acquisition, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	July 4, 2015	June 28, 2014
Net sales	$851,822	$836,668
Net earnings	93,678	85,874

Net earnings per share:
Basic	1.65	1.52
Diluted	1.65	1.52

The supplemental pro forma financial information presented above has been prepared for comparative purposes and is not necessarily indicative of either the results of operations that would have occurred had the acquisitions of these companies been effective on December 29, 2013 nor are they indicative of any future results. Also, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate PES, Concordia, U-Line, Desmon, Goldstein Eswood, Marsal, Thurne and Induc.

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
In April 2015, the FASB issued ASU 2015-04, "Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets." This ASU is intended to provide a practical expedient for the measurement date of defined benefit plan assets and obligations. The practical expedient allows employers with fiscal year-end dates that do not fall on a calendar month-end (e.g., companies with a 52/53-week fiscal year) to measure pension and post-retirement benefit plan assets and obligations as of the calendar month-end date closest to the fiscal year-end. The FASB also provided a similar practical expedient for interim remeasurements for significant events. This ASU requires perspective application and is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. The company is evaluating the impact the application of this ASU will have, if any, on the company’s financial position, results of operations and cash flows.

6)	Other Comprehensive Income
The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income."
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of January 3, 2015	$(24,655)	$(6,540)	$(236)	$(31,431)
Other comprehensive income before reclassification	(9,122)	25	271	(8,826)
Amounts reclassified from accumulated other comprehensive income	—	—	(441)	(441)
Net current-period other comprehensive income	$(9,122)	$25	$(170)	$(9,267)
Balance as of July 4, 2015	$(33,777)	$(6,515)	$(406)	$(40,698)
(1) All amounts are net of tax.
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jul 4, 2015	Jun 28, 2014	Jul 4, 2015	Jun 28, 2014
Net earnings	$54,267	$48,405	$92,498	$81,850
Currency translation adjustment	6,669	1,856	(9,122)	3,430
Pension liability adjustment, net of tax	(89)	38	25	(19)
Unrealized gain on interest rate swaps, net of tax	302	(261)	(170)	3
Comprehensive income	$61,149	$50,038	$83,231	$85,264

7)	Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventories at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $33.0 million at July 4, 2015 and $30.2 million at January 3, 2015 and represented approximately 11.3% and 11.8% of the total inventory at each respective period. The amount of LIFO reserve at July 4, 2015 and January 3, 2015 was not material. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at July 4, 2015 and January 3, 2015 are as follows:

	Jul 4, 2015	Jan 3, 2015
	(in thousands)
Raw materials and parts	$134,682	$126,121
Work-in-process	29,900	17,828
Finished goods	127,354	111,827
	$291,936	$255,776

8)	Goodwill
Changes in the carrying amount of goodwill for the six months ended July 4, 2015 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of January 3, 2015	$450,890	$134,512	$223,089	$808,491
Goodwill acquired during the year	32,819	609	—	33,428
Measurement period adjustments to goodwill acquired in prior year	(1,367)	63	(275)	(1,579)
Exchange effect	(4,371)	(2,587)	—	(6,958)
Balance as of July 4, 2015	$477,971	$132,597	$222,814	$833,382

9)	Accrued Expenses
Accrued expenses consist of the following:

	Jul 4, 2015	Jan 3, 2015
	(in thousands)
Accrued payroll and related expenses	$46,245	$50,844
Advanced customer deposits	44,794	20,367
Accrued warranty	30,550	28,786
Accrued customer rebates	21,333	32,357
Accrued product liability and workers compensation	14,219	14,582
Product recall	11,325	12,125
Accrued agent commission	10,295	11,207
Accrued professional services	7,234	7,053
Accrued sales and other tax	6,827	7,660
Other accrued expenses	28,450	35,604
	$221,272	$220,585

10)	Warranty Costs
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
A rollforward of the warranty reserve is as follows:

Six Months Ended
Jul 4, 2015
(in thousands)
Balance as of January 3, 2015	$28,786
Warranty reserve related to acquisitions	—
Warranty expense	22,007
Warranty claims	(20,243)
Balance as of July 4, 2015	$30,550

11)	Financing Arrangements

	Jul 4, 2015	Jan 3, 2015
	(in thousands)
Senior secured revolving credit line	$563,000	$587,500
Foreign loans	11,049	10,384
Other debt arrangement	265	283
Total debt	$574,314	$598,167
Less: Current maturities of long-term debt	10,210	9,402
Long-term debt	$564,104	$588,765
On August 7, 2012, the company entered into a new senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of July 4, 2015, the company had $563.0 million of borrowings outstanding under this facility. The company also had $9.9 million in outstanding letters of credit as of July 4, 2015, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $427.1 million at July 4, 2015.
At July 4, 2015, borrowings under the senior secured credit facility were assessed at an interest rate of 1.50% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At July 4, 2015 the average interest rate on the senior debt amounted to 2.02%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of July 4, 2015.
In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  These facilities included a revolving credit facility and term loan. At July 4, 2015, these facilities amounted to $3.7 million in U.S. dollars, including $2.7 million outstanding under a revolving credit facility and $1.0 million under a term loan. The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 2.80% on July 4, 2015. At July 4, 2015, the interest rate assessed on the term loan was 4.55%. The term loan matures in 2022.
In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  At July 4, 2015, these facilities amounted to $1.2 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At July 4, 2015, the average interest rate on these facilities was approximately 2.56%. The facilities are secured by outstanding accounts receivable collectible within six months.
In October 2013, the company completed its acquisition of substantially all of the assets of Celfrost Innovations Pvt. Ltd. in India.  At the time of the acquisition a local credit facility, denominated in Indian Rupee, was established to fund local working capital needs. At July 4, 2015, the facility amounted to $2.8 million in U.S. dollars. At July 4, 2015, borrowings under the facility were assessed at an interest rate at 1.25% above the Reserve Bank of India's base rate for long-term borrowings. At July 4, 2015, the average interest rate on this facility was approximately 10.25%.
In March 2014, Cozzini do Brazil LTDA entered into a local credit facility, denominated in Brazilian Real, to fund local working capital needs.   At July 4, 2015, the facility amounted to $3.2 million in U.S. dollars and was assessed an interest rate of 1.50% above the Brazilian central bank CDI Rate. At July 4, 2015, the interest rate assessed on this facility was 12.30%. This local credit facility matures on March 28, 2016.
In January 2015, the company completed its acquisition of Desmon Food Service Equipment Company in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  At July 4, 2015, these facilities amounted to $0.2 million in U.S. dollars, including $0.1 million outstanding on a local working capital loan and less than $0.1 million outstanding under a term loan. The interest rate on the working capital loan was 0.50% and the interest rate on the term loan was 1.77%. Both the working capital loan and the term loan mature on December 31, 2016.

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
The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations. The upfront cash payment is the amount that a market participant would be able to lend at July 4, 2015 to achieve sufficient cash inflows to cover the cash outflows under the company’s senior revolving credit facility assuming the facility was outstanding in its entirety until maturity. Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s senior revolving credit facility in August 2017. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods. The carrying value and estimated aggregate fair value, a level 2 measurement, based primarily on market prices, of debt is as follows (in thousands):

	Jul 4, 2015		Jan 3, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$574,314	$574,314	$598,167	$598,167
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of July 4, 2015, the company had the following interest rate swaps in effect:

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

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the Company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At July 4, 2015, the company was in compliance with all covenants pursuant to its borrowing agreements.

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
Foreign Exchange: The company uses foreign currency forward and option contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward and option contracts outstanding at July 4, 2015. The fair value of the forward and option contracts was a gain of $0.3 million at the end of the second quarter of 2015.

Sell		Purchase		Maturity
6,000,000	Euro Dollars	6,695,460	US Dollars	October 2, 2015
6,750,000	Euro Dollars	7,520,850	US Dollars	October 2, 2015
6,250,000	Euro Dollars	6,996,563	US Dollars	October 2, 2015
12,500,000	Euro Dollars	14,015,000	US Dollars	October 2, 2015
3,900,000	British Pounds	5,496,751	Euro Dollars	October 2, 2015
5,000,000	British Pounds	7,042,749	Euro Dollars	October 2, 2015
5,000,000	British Pounds	7,039,279	Euro Dollars	October 2, 2015
7,500,000	AUD Dollars	5,731,500	US Dollars	October 2, 2015
15,000,000	AUD Dollars	11,496,000	US Dollars	October 2, 2015
7,500,000	AUD Dollars	5,737,500	US Dollars	October 2, 2015
5,000,000	AUD Dollars	3,809,000	US Dollars	October 2, 2015
3,000,000	AUD Dollars	2,265,000	US Dollars	October 2, 2015
7,500,000	CAD Dollars	5,934,953	US Dollars	October 2, 2015
7,493,175	US Dollars	6,750,000	Euro Dollars	October 2, 2015
1,968,781	Euro Dollars	1,400,000	British Pounds	October 2, 2015
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of July 4, 2015, the fair value of these instruments was a liability of $1.1 million. The change in fair value of these swap agreements in the first six months of 2015 was a gain of $0.3 million, net of taxes.
The following tables summarize the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Jul 4, 2015	Jan 3, 2015
Fair value	Other non-current liabilities	$(1,123)	$(810)

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Six Months Ended
	Presentation of Gain/(loss)	Jul 4, 2015	Jun 28, 2014	Jul 4, 2015	Jun 28, 2014
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$(4)	$(1,008)	$(1,301)	$(1,111)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(489)	$(572)	$(974)	$(1,115)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$2	$(48)	$15	$(17)
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
The Commercial Foodservice Equipment Group manufactures, sells, and distributes cooking equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in California, Illinois, Michigan, New Hampshire, North Carolina, Tennessee, Texas, Vermont, Washington, Australia, China, Denmark, Italy, the Philippines and the United Kingdom. Principal product lines of this group include conveyor ovens, ranges, steamers, convection ovens, combi-ovens, broilers and steam cooking equipment, induction cooking systems, baking and proofing ovens, charbroilers, catering equipment, fryers, toasters, hot food servers, food warming equipment, griddles, coffee and beverage dispensing equipment, professional refrigerators, coldrooms, ice machines, freezers and kitchen processing and ventilation equipment. These products are sold and marketed under the brand names: Anets, Beech, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, CTX, Carter-Hoffmann, Celfrost, Concordia, CookTek, Desmon, Doyon, Eswood, Frifri, Giga, Goldstein, Holman, Houno, IMC, Induc, Jade, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, Southbend, Star, Toastmaster, TurboChef, Viking, Wells and Wunder-Bar.
The Food Processing Equipment Group manufactures preparation, cooking, packaging food handling and food safety equipment for the food processing industry. This business segment has manufacturing operations in Georgia, Illinois, Iowa, North Carolina, Texas, Virginia, Wisconsin, Australia, France, Germany and the United Kingdom. Principal product lines of this group include batch ovens, belt ovens, continuous processing ovens, frying systems, automated thermal processing systems, automated loading and unloading systems, meat presses, breading, battering, mixing, water cutting systems, forming, grinding and slicing equipment, food suspension, reduction and emulsion systems, defrosting equipment, packaging and food safety equipment. These products are sold and marketed under the brand names: Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Cozzini, Danfotech, Drake, Maurer-Atmos, MP Equipment, RapidPak, Spooner Vicars, Stewart Systems and Thurne.
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
Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jul 4, 2015		Jun 28, 2014		Jul 4, 2015		Jun 28, 2014
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$288,831	66.2%	$263,899	62.1%	$551,047	65.4%	$497,949	62.4%
Food Processing	71,913	16.5	89,943	21.2	141,732	16.8	165,529	20.8
Residential Kitchen	75,547	17.3	70,934	16.7	150,108	17.8	133,776	16.8
Total	$436,291	100.0%	$424,776	100.0%	$842,887	100.0%	$797,254	100.0%

The following table summarizes the results of operations for the company's business segments(1) (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
Three Months Ended July 4, 2015
Net sales	$288,831	$71,913	$75,547	$—	$436,291
Income (loss) from operations	77,616	14,176	9,101	(17,533)	83,360
Depreciation and amortization expense	5,027	3,545	2,260	96	10,928
Net capital expenditures	3,296	1,782	309	180	5,567

Six Months Ended July 4, 2015
Net sales	$551,047	$141,732	$150,108	$—	$842,887
Income (loss) from operations	141,342	27,486	14,042	(32,930)	149,940
Depreciation and amortization expense	10,293	4,982	6,389	496	22,160
Net capital expenditures	7,920	2,137	1,369	258	11,684

Total assets	$1,159,298	$314,282	$629,210	$53,158	$2,155,948

Three Months Ended June 28, 2014
Net sales	$263,899	$89,943	$70,934	$—	$424,776
Income (loss) from operations	69,743	16,988	4,787	(15,779)	75,739
Depreciation and amortization expense	4,903	2,249	3,232	409	10,793
Net capital expenditures	2,223	1,352	180	—	3,755

Six Months Ended June 28, 2014
Net sales	$497,949	$165,529	$133,776	$—	$797,254
Income (loss) from operations	124,705	29,110	4,994	(27,137)	131,672
Depreciation and amortization expense	9,787	4,370	6,323	834	21,314
Net capital expenditures	4,466	1,801	719	—	6,986

Total assets	$1,025,374	$322,864	$496,324	$81,537	$1,926,099

(1)Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)Includes corporate and other general company assets and operations.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Jul 4, 2015	Jun 28, 2014
United States and Canada	$106,208	$129,922
Asia	20,835	5,267
Europe and Middle East	46,165	16,904
Latin America	1,401	1,942
Total international	$68,401	$24,113
	$174,609	$154,035
Net sales (in thousands):

	Three Months Ended		Six Months Ended
	Jul 4, 2015	Jun 28, 2014	Jul 4, 2015	Jun 28, 2014
United States and Canada	$327,539	$295,374	$624,023	$554,474
Asia	36,383	46,277	84,912	80,083
Europe and Middle East	57,140	55,436	100,124	115,241
Latin America	15,229	27,689	33,828	47,456
Total international	$108,752	$129,402	$218,864	$242,780
	$436,291	$424,776	$842,887	$797,254

14)	Employee Retirement Plans

(a)	Pension Plans
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

In conjunction with the purchase of Viking on December 31, 2012, the company has taken actions to improve the operations of Viking. In the first quarter of 2015, the company took additional actions related to the operations of the distribution operations of Viking (Viking Distributors 2013 and Viking Distributors 2014), purchased in 2013 and 2014. These combined initiatives included organizational restructuring and headcount reductions, consolidation and disposition of certain facilities and business operations and discontinuation of certain products. During the six months ended July 4, 2015, the company recorded expense in the amount of $6.1 million for these initiatives, which is reflected in the general and administrative expenses in the consolidated statements of earnings for such period. The costs and corresponding reserve balances are summarized as follows (in thousands):

	Severance/Benefits	Inventory/Product	Facilities/Operations	Other	Total
Balance as of January 3, 2015	$147	$—	$—	$37	$184
Expenses	1,779	—	4,307	(9)	6,077
Payments	(643)	—	(310)	(3)	(956)
Balance as of July 4, 2015	$1,283	$—	$3,997	$25	$5,305

16)	Subsequent Event

On July 15, 2015, subsequent to the end of the second quarter, the company and Aga Rangemaster Group plc ("Aga") announced the terms of a recommended offer to acquire all of the outstanding shares of Aga in a cash transaction for £1.85 per share. The proposed transaction represents an equity value of approximately £129.2 million or approximately $200 million US Dollars. Aga is a leading manufacturer of equipment including ranges, ovens and refrigeration for the residential kitchen equipment industry and is located in Leamington SPA, the United Kingdom. Aga has annual revenues of approximately $400.0 million US Dollars. The company expects the transaction to be completed in the third quarter of 2015.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jul 4, 2015		Jun 28, 2014		Jul 4, 2015		Jun 28, 2014
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$288,831	66.2%	$263,899	62.1%	$551,047	65.4%	$497,949	62.4%
Food Processing	71,913	16.5	89,943	21.2	141,732	16.8	165,529	20.8
Residential Kitchen	75,547	17.3	70,934	16.7	150,108	17.8	133,776	16.8
Total	$436,291	100.0%	$424,776	100.0%	$842,887	100.0%	$797,254	100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended		Six Months Ended
	Jul 4, 2015	Jun 28, 2014	Jul 4, 2015	Jun 28, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.4	60.9	60.8	61.2
Gross profit	39.6	39.1	39.2	38.8
Selling, general and administrative expenses	20.5	21.3	21.4	22.3
Income from operations	19.1	17.8	17.8	16.5
Interest expense and deferred financing amortization, net	0.9	1.0	0.9	1.0
Other expense, net	—	—	0.5	0.1
Earnings before income taxes	18.2	16.8	16.4	15.4
Provision for income taxes	5.8	5.4	5.4	5.1
Net earnings	12.4%	11.4%	11.0%	10.3%

Three Months Ended July 4, 2015 as compared to Three Months Ended June 28, 2014

NET SALES. Net sales for the second quarter of fiscal 2015 were $436.3 million as compared to $424.8 million in the second quarter of 2014. Of the $11.5 million increase in net sales, $32.1 million, or 7.6%, was attributable to acquisition growth, resulting from the fiscal 2014 acquisitions of Concordia and U-Line and the fiscal 2015 acquisitions of Desmon, Goldstein Eswood, Marsal and Induc. Excluding acquisitions, net sales decreased $20.6 million, or 4.8%, from the prior year, reflecting a net sales increase of 5.3% at the Commercial Foodservice Equipment Group, 27.0% decrease at the Food Processing Equipment Group and 14.4% decrease at the Residential Kitchen Equipment Group. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the second quarter reduced net sales by approximately $11.8 million or 2.8%. On a constant currency basis, organic sales declined by 2.1% for the quarter.

•
Net sales of the Commercial Foodservice Equipment Group increased by $24.9 million, or 9.4%, to $288.8 million in the second quarter of 2015, as compared to $263.9 million in the prior year quarter. Net sales resulting from the acquisitions of Concordia, Desmon, Goldstein Eswood, Marsal and Induc, which were acquired on September 8, 2014, January 7, 2015, January 30, 2015, February 10, 2015, and May 30, 2015, respectively, accounted for an increase of $11.0 million during the second quarter of 2015. Excluding the impact of these acquisitions, net sales of the Commercial Foodservice Equipment Group increased $13.9 million, or 5.3%, as compared to the prior year quarter. On a constant currency basis, organic net sales increased 7.9% at the Commercial Foodservice Group. Domestically, the company realized a sales increase of $21.9 million, or 11.9%, to $205.9 million, as compared to $184.0 million in the prior year quarter. This includes an increase of $4.1 million from the recent acquisitions. Excluding the acquisitions, the net increase of $17.8 million, or 9.7%, in domestic sales includes continued growth with customer initiatives to improve efficiencies in restaurant operations by adopting new cooking and warming technologies and general improvements in market conditions. International sales increased $3.2 million, or 4.0%, to $83.1 million, as compared to $79.9 million in the prior year quarter. This includes an increase of $6.7 million from the recent acquisitions.

•
Net sales of the Food Processing Equipment Group decreased by $18.0 million, or 20.0%, to $71.9 million in the second quarter of 2015, as compared to $89.9 million in the prior year quarter. Net sales resulting from the acquisition of Thurne, which was acquired on April 7, 2015, accounted for an increase of $6.3 million during the second quarter of 2015. Excluding the impact of this acquisition, net sales of the Food Processing Equipment Group decreased $24.3 million, or 27.0%, as compared to the prior year quarter. On a constant currency basis, organic net sales decreased 22.5% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $1.3 million, or 2.7%, to $49.1 million, as compared to $47.8 million in the prior year quarter. This includes an increase of $5.9 million from the recent acquisitions. International sales decreased $22.3 million, or 49.6%, to $22.7 million, as compared to $45.0 million in the prior year quarter. This includes an increase of $0.3 million from the recent acquisitions. Domestic and international sales were impacted by the timing of large orders associated with this business, impacting the growth in comparative periods. Additionally, the significant changes in foreign exchange rates has caused increased prices and customer costs for equipment manufactured in the U.S. and sold to international customers, which has resulted in delays and deferrals of certain large projects impacting sales.

•
Net sales of the Residential Kitchen Equipment Group increased by $4.6 million, or 6.5%, to $75.5 million in the second quarter of 2015, as compared to $70.9 million in the prior year quarter. Net sales resulting from the acquisition of U-Line, which was acquired on November 5, 2014, accounted for an increase of $14.8 million during the second quarter of 2015. Excluding the impact of acquisitions, net sales of the Residential Kitchen Equipment Group decreased 10.2 million, or 14.4%, as compared to the prior year quarter. On a constant currency basis, organic net sales decreased 13.3% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $6.1 million, or 9.2%, to $72.5 million, as compared to $66.4 million in the prior year quarter. This includes an increase of $14.6 million from the recent acquisitions. International sales decreased $1.5 million, or 33.3%, to $3.0 million, as compared to $4.5 million in the prior year quarter. This includes an increase of $0.2 million from the recent acquisitions. Organic sales growth for the quarter was impacted by the discontinuation in 2014 of certain other non-Viking manufactured products sold by the Distributors in 2014, resulting in comparatively lower sales in 2015. Additionally, sales in the second quarter were impacted by lack of product availability during the first and second quarters related to the initial production startup for a new line of Viking refrigeration.

GROSS PROFIT. Gross profit increased to $172.9 million in the second quarter of 2015 from $166.2 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate increased from 39.1% in the second quarter of 2014 to 39.6% in the second quarter of 2015. The net increase in the gross margin rate reflects the benefit of acquisition integration initiatives.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $9.7 million, or 8.9%, to $119.3 million in the second quarter of 2015, as compared to $109.6 million in the prior year quarter. The gross margin rate amounted to 41.3% as compared to 41.5% in the prior year quarter. Gross profit from the acquisitions of Concordia, Desmon, Goldstein Eswood, Marsal and Induc accounted for approximately $4.2 million of the increase in gross profit. Excluding the recent acquisitions, gross profit increased by approximately $5.5 million. The impact of foreign exchange rates reduced gross profit by approximately $2.6 million.

•
Gross profit at the Food Processing Equipment Group decreased by $6.6 million, or 19.6%, to $27.0 million in the second quarter of 2015, as compared to $33.6 million in the prior year quarter. The gross margin rate increased to 37.6% as compared to 37.4% in the prior year quarter. Gross profit from the acquisition of Thurne, accounted for approximately $1.1 million of the increase. Excluding the recent acquisition, gross profit decreased by approximately $7.7 million, this includes $2.1 million which is the impact of the foreign exchange rates.

•
Gross profit at the Residential Kitchen Equipment Group increased by $3.9 million, or 16.7%, to $27.3 million in the second quarter of 2015, as compared to $23.4 million in the prior year quarter. Gross profit from the acquisition of U-Line accounted for approximately $6.0 million of the increase in gross profit during the period. The gross margin rate increased to 36.2% as compared to 33.0% in the prior year quarter. The gross margin rate increased as compared to the prior year quarter due reflecting a more favorable product mix reflecting greater new product sales and lower warranty costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses decreased from $90.4 million in the second quarter of 2014 to $89.5 million in the second quarter of 2015. As a percentage of net sales, operating expenses were 21.2% in the second quarter of 2014, as compared to 20.5% in the second quarter of 2015. Selling expenses decreased from $48.1 million in the second quarter of 2014 to $45.3 million in the second quarter of 2015. Selling expenses reflect increased costs of $4.6 million associated with the Concordia, U-Line, Desmon, Goldstein Eswood, Thurne and Induc acquisitions. These increases were offset by $1.5 million related to trade advertising, $1.2 million related to salaries and $3.2 million related to lower commissions. The impact of foreign exchange rates had a favorable impact, reducing selling expenses by approximately $1.8 million. General and administrative expenses increased from $42.3 million in the second quarter of 2014 to $44.2 million in the second quarter of 2015. General and administrative expenses reflect $3.1 million of increased costs associated with the Concordia, U-Line, Desmon, Goldstein Eswood, Thurne and Induc acquisitions, including $1.2 million of non-cash intangible amortization expense. Additionally, expenses increased $0.6 million related to non-cash share based compensation. The impact of foreign exchange rates had a favorable impact, reducing general and administrative expenses by approximately $1.3 million. General and administrative expenses for the quarter also included $1.5 million related to non-recurring charges and at the Residential Kitchen Equipment Group and $1.2 million related to settlement costs related to earnout provisions related to Celfrost acquisition. In the prior year period, non-recurring charges of $1.3 million were incurred associated with the reorganization of the Residential Kitchen Equipment Group.
NON-OPERATING EXPENSES. Interest and deferred financing amortization costs decreased to $4.0 million in the second quarter of 2015 as compared to $4.2 million in the second quarter of 2014 due to a reduced interest rate on the senior secured credit facility in 2014. Other expense was $0.4 million in the second quarter of 2015, as compared to other expense of $0.2 million in the prior year second quarter.
INCOME TAXES. A tax provision of $25.4 million, at an effective rate of 31.9%, was recorded during the second quarter of 2015, as compared to a $23.0 million provision at a 32.2% effective rate in the prior year quarter.

Six Months Ended July 4, 2015 as compared to Six Months Ended June 28, 2014

NET SALES. Net sales for the six months period ended July 4, 2015 were $842.9 million as compared to $797.3 million in the six months period ended June 28, 2014. Of the $45.6 million increase in net sales, $61.2 million, or 7.7%, was attributable to acquisition growth, resulting from the fiscal 2014 acquisitions of PES, Concordia and U-Line and the fiscal 2015 acquisitions of Desmon, Goldstein Eswood, Marsal and Induc. Excluding acquisitions, net sales decreased $15.6 million, or 2.0%, from the prior year, reflecting a net sales increase of 6.5% at the Commercial Foodservice Equipment Group, a net sales decrease of 20.7% at the Food Processing Equipment Group and a net sales decrease of 10.4% at the Residential Kitchen Equipment Group. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the six months period ended July 4, 2015 reduced net sales by approximately $23.2 million or 2.9%. On a constant currency basis, organic sales growth amounted to 1.0% for the year.

•
Net sales of the Commercial Foodservice Equipment Group increased by $53.1 million or 10.7%, to $551.0 million in the six months period ended July 4, 2015, as compared to $497.9 million in the prior year period. Net sales resulting from the acquisitions of Concordia, Desmon, Goldstein Eswood, Marsal and Induc which were acquired on September 8, 2014, January 7, 2015, January 30, 2015 and February 10, 2015, and May 30, 2015, respectively, accounted for an increase of $20.5 million during the six months period ended July 4, 2015. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $32.6 million, or 6.5%, as compared to the prior year period. On a constant currency basis, organic net sales increased 8.9% at the Commercial Foodservice Group. Domestically, the company realized a sales increase of $43.1 million, or 12.4%, to $391.5 million, as compared to $348.4 million in the prior year period. This includes an increase of $7.2 million from recent acquisitions. Excluding the acquisitions, the net increase of $35.9 million, or 10.3%, in domestic sales includes continued growth with customer initiatives to improve efficiencies in restaurant operations by adopting new cooking and warming technologies. International sales increased $10.0 million, or 6.7%, to $159.5 million, as compared to $149.5 million in the prior year period. This includes an increase of $13.1 million from the recent acquisitions.

•
Net sales of the Food Processing Equipment Group decreased by $23.8 million or 14.4%, to $141.7 million in the six months period ended July 4, 2015, as compared to $165.5 million in the prior year period.  Net sales from the acquisition of PES and Thurne which was acquired on March 31, 2014, and April 7, 2015, respectively, accounted for an increase of $10.5 million during the six months period ended July 4, 2015.  Excluding the impact of this acquisition, net sales of the Food Processing Equipment Group decreased $34.3 million, or 20.7%. On a constant currency basis, organic net sales increased 14.5% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $9.9 million, or 12.6%, to $88.2 million, as compared to $78.3 million in the prior year quarter. This includes an increase of $10.3 million from the recent acquisitions. International sales decreased $33.7 million, or 38.6%, to $53.5 million, as compared to $87.2 million in the prior year quarter. This includes of $0.2 million from the recent acquisitions. The decrease in sales reflects the impact of foreign exchange rates of approximately $10.9 million and the nature and timing of large orders associated with this business, impacting the growth in comparative periods.

•
Net sales of the Residential Kitchen Equipment Group increased by $16.3 million or 12.2%, to $150.1 million in the six months period ended July 4, 2015, as compared to $133.8 million in the prior year period. Net sales from the acquisition of U-Line which was acquired on November 5, 2014, accounted for an increase of $30.2 million. Excluding the impact of this acquisition, net sales of the Residential Kitchen Equipment Group decreased $13.9 million. On a constant currency basis, organic net sales increased 9.4% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $16.5 million, or 12.9%, to $144.3 million, as compared to $127.8 million in the prior year quarter. This includes an increase of $29.7 million from the recent acquisitions. International sales decreased $0.2 million, or 3.3%, to $5.8 million, as compared to $6.0 million in the prior year quarter.

GROSS PROFIT. Gross profit increased to $330.5 million in the six months period ended July 4, 2015 from $309.2 million in the prior year period. The increase in the gross profit reflects the impact of increased sales, offset by the impact of foreign exchange rates, which reduced gross profit by $8.3 million. The gross margin rate increased from 38.8% in the six months period ended June 28, 2014 to 39.2% in the current year period. The net increase in the gross margin rate reflects the benefit of acquisition integration initiatives.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $20.3 million, or 9.9%, to $224.5 million in the six months period ended July 4, 2015, as compared to $204.2 million in the prior year period. Gross profit from the acquisitions of Concordia, Desmon, Goldstein Eswood, Marsal and Induc accounted for approximately $7.8 million of the increase in gross profit during the period. Excluding the recent acquisitions, gross profit increased by approximately $12.5 million on higher sales volumes. The impact of foreign exchange rates reduced gross profit by approximately $4.3 million. The gross margin rate declined to 40.7%, as compared to 41.0% in the prior year period, due primarily to changes in sales mix, as compared to the prior year period.

•
Gross profit at the Food Processing Equipment Group decreased by $6.8 million, or 11.4%, to $53.1 million in the six months period ended July 4, 2015, as compared to $59.9 million in the prior year period. Gross profit from the acquisition of PES and Thurne accounted for approximately $2.5 million of the increase in gross profit during the period. The impact of foreign exchange rates reduced gross profit by approximately $3.6 million. Gross profit margin rate increased to 37.5%, as compared to 36.2% in the prior year period. The increase in the gross margin rate reflects the favorable impact of acquisition integration initiatives.

•
Gross profit at the Residential Kitchen Equipment Group increased by $33.5 million, or 156.5%, to $54.9 million in the six months period ended July 4, 2015, as compared to $21.4 million in the prior year period. Gross profit from the acquisition of U-Line accounted for approximately $12.3 million of the increase in gross profit during the period. The gross margin rate increased to 36.6%, as compared to 16.0% in the prior year period. The gross margin rate improvement reflects the impact of acquisition integration and cost reduction initiatives completed in 2013 and 2014.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $177.5 million in the six months period ended June 28, 2014 to $180.5 million in the six months period ended July 4, 2015.   As a percentage of net sales, operating expenses were 22.3% in the six months period ended June 28, 2014, as compared to 21.4% in the six months period ended July 4, 2015. Selling expenses decreased from $95.1 million in the six months period ended June 28, 2014 to $92.4 million in the six months period ended July 4, 2015. Selling expenses reflected increased costs of $7.8 million associated with the Concordia, U-Line, Desmon, Goldstein Eswood, Thurne and Induc acquisitions. These expenses were offset by a decrease of $4.1 million related to commissions, $2.1 million related to conventions and exhibits expenses and $1.7 million related to compensation. The impact of foreign exchange rates had a favorable impact, reducing selling expenses by approximately $3.1 million. General and administrative expenses increased from $82.4 million in the six months period ended June 28, 2014 to $88.1 million in the six months period ended July 4, 2015. General and administrative expenses reflect $5.8 million of increased costs associated with the Concordia, U-Line, Desmon, Goldstein Eswood, Thurne and Induc acquisitions, including $2.3 million of non-cash intangible amortization expense. The impact of foreign exchange rates had a favorable impact, reducing general and administrative expenses by approximately $2.2 million. General and administrative expenses for the quarter also included non-recurring charges of $7.9 million associated with the closure of facilities and warehouse consolidations at the Residential Kitchen Equipment Group. In the prior year period, non-recurring charges of $2.6 million were incurred associated with the reorganization of the Residential Kitchen Equipment Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $7.8 million in the six months period ended July 4, 2015, as compared to $8.2 million in the prior year period. Other expense was $4.2 million in the six months period ended July 4, 2015, as compared to $1.1 million in the prior year period, and consists mainly of foreign exchange losses. The increase in foreign exchange losses during the quarter is attributable to strengthening of the U.S. Dollar in the quarter, as compared to the Euro, Brazilian Real, Australian Dollar and Canadian Dollar.

INCOME TAXES. A tax provision of $45.5 million, at an effective rate of 32.9%, was recorded during the six months period ended July 4, 2015, as compared to $40.6 million at an effective rate of 33.2%, in the prior year period.

Financial Condition and Liquidity
During the six months ended July 4, 2015, cash and cash equivalents decreased by $5.3 million to $38.6 million at July 4, 2015 from $43.9 million at January 3, 2015. Net borrowings decreased from $598.2 million at January 3, 2015 to $574.3 million at July 4, 2015.
OPERATING ACTIVITIES. Net cash provided by operating activities was $108.8 million for the six months ended July 4, 2015, compared to net cash provided by operating activities of $61.7 million for the six months ended June 28, 2014 due primarily to increased earnings and the decreased working capital needs.
During the six months ended July 4, 2015, increased working capital levels reduced operating cash flows by 20.9 million. These changes in working capital levels included a $1.3 million increase in accounts receivable. Inventory increased $26.7 million due to several factors including increased incoming order rates and the timing of large orders for the Food Processing Equipment Group, investments in inventories in growing international markets, and investments in inventories at the Residential Kitchen Equipment Group in connection with new product introduction. Prepaid expenses and other assets decreased $14.9 million primarily related to the timing of orders at the Food Processing Equipment Group. Changes in working capital also included a $3.9 million decrease in accrued expenses and other non-current liabilities primarily related to the payment of 2014 annual rebate programs and incentive obligations.
INVESTING ACTIVITIES. During the six months ended July 4, 2015, net cash used in investing activities included $68.3 million related to the acquisitions of Desmon, Goldstein Eswood, Marsal, Thurne and Induc, $9.2 million related to contingent consideration payments from previous years' acquisitions and $11.7 million of additions and upgrades of production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows used by financing activities were $25.4 million during the six months ended July 4, 2015. The company’s borrowing activities included the $24.5 million of net repayments under its $1.0 billion revolving credit facility and 1.5 million of net borrowings under its foreign banking facilities.

The company used $4.8 million to repurchase 45,352 shares of its common stock that were surrendered to the company by employees in lieu of cash for payment for withholding taxes related to restricted stock vestings that occurred during the six months ended July 4, 2015.
Financing activities also included $2.4 million of excess tax benefits associated with the vesting of restricted stock grants.
At July 4, 2015, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, acquisitions, product development and integration expenditures for the foreseeable future.
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
In April 2015, the FASB issued ASU 2015-04, "Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets." This ASU is intended to provide a practical expedient for the measurement date of defined benefit plan assets and obligations. The practical expedient allows employers with fiscal year-end dates that do not fall on a calendar month-end (e.g., companies with a 52/53-week fiscal year) to measure pension and post-retirement benefit plan assets and obligations as of the calendar month-end date closest to the fiscal year-end. The FASB also provided a similar practical expedient for interim remeasurements for significant events. This ASU requires perspective application and is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. The company is evaluating the impact the application of this ASU will have, if any, on the company’s financial position, results of operations and cash flows.
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

Contractual Obligations
The company's contractual cash payment obligations as of July 4, 2015 are set forth below (in thousands):

	Amounts Due Sellers From Acquisitions	Debt	Estimated Interest on Debt	Operating Leases	Total Contractual Cash Obligations
Less than 1 year	$1,280	$10,210	$12,768	$11,842	$36,100
1-3 years	6,955	563,440	12,432	13,014	595,841
3-5 years	3,091	210	162	6,788	10,251
After 5 years	2,126	454	36	8,584	11,200
	$13,452	$574,314	$25,398	$40,228	$653,392
The company has obligations to make $13.5 million of purchase price payments to the sellers of Spooner Vicars, Celfrost, PES, Concordia, Desmon, Goldstein Eswood and Induc that represent deferred and contingent payments for these acquisitions.
As of July 4, 2015, the company had $563.0 million outstanding under its revolving credit line as part of its senior credit agreement. The average interest rate on this debt amounted to 2.02% at July 4, 2015. This facility matures in August of 2017. As of July 4, 2015, the company also has $11.1 million of debt outstanding under various foreign credit facilities. The estimated interest payments reflected in the table above assume that the level of debt and average interest rate on the company’s revolving credit line under its senior credit agreement does not change until the facility reaches maturity in August 2017. The estimated payments also assume that relative to the company’s foreign borrowings: all scheduled term loan payments are made; the level of borrowings does not change; and the average interest rates remain at their July 4, 2015 rates. Also reflected in the table above is $1.7 million of interest payments to be made related to the company’s interest rate swap agreements.
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

Twelve Month Period Ending	Variable Rate Debt

July 4, 2016	$10,210
July 4, 2017	335
July 4, 2018	563,105
July 4, 2019	105
July 4, 2020 and thereafter	559
$574,314
On August 7, 2012, the company entered into a new senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of July 4, 2015, the company had $563.0 million of borrowings outstanding under this facility. The company also has $9.9 million in outstanding letters of credit as of July 4, 2015, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $427.1 million at July 4, 2015.
At July 4, 2015, borrowings under the senior secured credit facility were assessed at an interest rate 1.50% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At July 4, 2015, the average interest rate on the senior debt amounted to 2.02%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of July 4, 2015.
In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  These facilities included a revolving credit facility and term loan. At July 4, 2015, these facilities amounted to $3.7 million in U.S. dollars, including $2.7 million outstanding under a revolving credit facility and $1.0 million under a term loan. The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 2.80% on July 4, 2015. At July 4, 2015, the interest rate assessed on the term loan was 4.55%. The term loan matures in 2022.
In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  At July 4, 2015, these facilities amounted to $1.2 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At July 4, 2015, the average interest rate on these facilities was approximately 2.56%. The facilities are secured by outstanding accounts receivable collectible within six months.
In October 2013, the company completed its acquisition of substantially all of the assets of Celfrost Innovations Pvt. Ltd. in India.  At the time of the acquisition a local credit facility, denominated in Indian Rupee, was established to fund local working capital needs. At July 4, 2015, the facility amounted to $2.8 million in U.S. dollars. At July 4, 2015, borrowings under the facility were assessed at an interest rate at 1.25% above the Reserve Bank of India's base rate for long-term borrowings. At July 4, 2015, the average interest rate on this facility was approximately 10.25%.
In March 2014, Cozzini do Brazil LTDA entered into a local credit facility, denominated in Brazilian Real, to fund local working capital needs.   At July 4, 2015, the facility amounted to $3.2 million in U.S. dollars and was assessed an interest rate of 1.50% above the Brazilian central bank CDI Rate. At July 4, 2015, the interest rate assessed on this facility was 12.30%. This local credit facility matures on March 28, 2016.

In January 2015, the company completed its acquisition of Desmon Food Service Equipment Company in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  At July 4, 2015, these facilities amounted to $0.2 million in U.S. dollars, including $0.1 million outstanding on a local working capital loan and $0.1 million outstanding under a term loan. The interest rate on the working capital loan was 0.50% and the interest rate on the term loan was 1.77%. Both the working capital loan and the term loan mature on December 31, 2016.
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of July 4, 2015, the company had the following interest rate swaps in effect:

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

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the Company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The potential loss on fair value for the company's debt obligations from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows. At July 4, 2015, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of July 4, 2015, the fair value of these instruments was a liability of $1.1 million. The change in fair value of these swap agreements in the first six months of 2015 was a gain of $0.3 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward and option contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The following table summarizes the forward and option contracts outstanding at July 4, 2015. The fair value of the forward and option contracts was a gain of $0.3 million at the end of the second quarter of 2015.

Sell		Purchase		Maturity
6,000,000	Euro Dollars	6,695,460	US Dollars	October 2, 2015
6,750,000	Euro Dollars	7,520,850	US Dollars	October 2, 2015
6,250,000	Euro Dollars	6,996,563	US Dollars	October 2, 2015
12,500,000	Euro Dollars	14,015,000	US Dollars	October 2, 2015
3,900,000	British Pounds	5,496,751	Euro Dollars	October 2, 2015
5,000,000	British Pounds	7,042,749	Euro Dollars	October 2, 2015
5,000,000	British Pounds	7,039,279	Euro Dollars	October 2, 2015
7,500,000	AUD Dollars	5,731,500	US Dollars	October 2, 2015
15,000,000	AUD Dollars	11,496,000	US Dollars	October 2, 2015
7,500,000	AUD Dollars	5,737,500	US Dollars	October 2, 2015
5,000,000	AUD Dollars	3,809,000	US Dollars	October 2, 2015
3,000,000	AUD Dollars	2,265,000	US Dollars	October 2, 2015
7,500,000	CAD Dollars	5,934,953	US Dollars	October 2, 2015
7,493,175	US Dollars	6,750,000	Euro Dollars	October 2, 2015
1,968,781	Euro Dollars	1,400,000	British Pounds	October 2, 2015

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
As of July 4, 2015, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended July 4, 2015, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the six months ended July 4, 2015, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
April 5 to May 2, 2015	—	$—	—	2,610,047
May 3 to May 30, 2015	—	—	—	2,610,047
May 31 to July 4, 2015	—	—	—	2,610,047
Quarter ended July 4, 2015	—	$—	—	2,610,047
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
In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of common shares in open market purchases. During 2013, the company's Board of Directors authorized the purchase of additional common shares in open market purchases. As of July 4, 2015, the total number of shares authorized for repurchase under the program is 4,570,266. As of July 4, 2015, 1,960,219 shares had been purchased under the 1998 stock repurchase program.

Item 6. Exhibits

Exhibits – The following exhibits are filed herewith:

Exhibit 2.1 –	Rule 2.7 Announcement, dated July 15, 2015, incorporated by reference to the company's Form 8-K, Exhibit 2.1, filed on July 15, 2015.

Exhibit 31.1 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 –	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended July 4, 2015, filed on August 13, 2015, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	August 13, 2015	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer