Form 10-Q
period 2015-10-03
MIDDLEBY CORP
filed 2015-11-12
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 3, 2015
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

As of November 6, 2015 there were 57,317,332 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED OCTOBER 3, 2015

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Oct 3, 2015	Jan 3, 2015
Current assets:
Cash and cash equivalents	$55,062	$43,945
Accounts receivable, net of reserve for doubtful accounts of $8,611 and $9,091	296,611	229,875
Inventories, net	373,846	255,776
Prepaid expenses and other	35,944	27,980
Prepaid taxes	7,820	5,538
Current deferred taxes	54,433	51,017
Total current assets	823,716	614,131
Property, plant and equipment, net of accumulated depreciation of $99,469 and $82,998	209,889	129,697
Goodwill	977,247	808,491
Other intangibles, net of amortization of $131,127 and $111,846	669,700	492,031
Long-term deferred tax assets	8,768	2,925
Other assets	21,459	18,856
Total assets	$2,710,779	$2,066,131

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$37,195	$9,402
Accounts payable	181,768	98,327
Accrued expenses	300,737	220,585
Total current liabilities	519,700	328,314
Long-term debt	717,704	588,765
Long-term deferred tax liability	84,799	88,800
Other non-current liabilities	254,262	53,492
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 62,179,596 and 62,088,592 shares issued in 2015 and 2014, respectively	144	144
Paid-in capital	324,491	310,409
Treasury stock, at cost; 4,862,264 and 4,816,912 shares in 2015 and 2014, respectively	(200,862)	(196,026)
Retained earnings	1,064,987	923,664
Accumulated other comprehensive loss	(54,446)	(31,431)
Total stockholders' equity	1,134,314	1,006,760
Total liabilities and stockholders' equity	$2,710,779	$2,066,131

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct 3, 2015	Sep 27, 2014	Oct 3, 2015	Sep 27, 2014
Net sales	$449,004	$404,289	$1,291,891	$1,201,543
Cost of sales	271,822	241,909	784,258	730,013
Gross profit	177,182	162,380	507,633	471,530
Selling and distribution expenses	44,477	42,006	136,918	137,078
General and administrative expenses	52,675	40,428	140,745	122,834
Gain on litigation settlement	—	(6,519)	—	(6,519)
Income from operations	80,030	86,465	229,970	218,137
Interest expense and deferred financing amortization, net	4,224	3,895	12,021	12,051
Other expense, net	1,941	993	6,136	2,053
Earnings before income taxes	73,865	81,577	211,813	204,033
Provision for income taxes	25,040	21,864	70,490	62,470
Net earnings	$48,825	$59,713	$141,323	$141,563

Net earnings per share:
Basic	$0.86	$1.05	$2.48	$2.50
Diluted	$0.86	$1.05	$2.48	$2.50
Weighted average number of shares
Basic	56,963	56,866	56,948	56,729
Dilutive common stock equivalents[1]	3	2	2	2
Diluted	56,966	56,868	56,950	56,731
Comprehensive income	$35,077	$47,108	$118,308	$132,372

1 There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	Oct 3, 2015	Sep 27, 2014
Cash flows from operating activities--
Net earnings	$141,323	$141,563
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	33,983	31,934
Non-cash share-based compensation	11,686	11,635
Deferred taxes	(1,536)	13,647
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	4,502	(20,786)
Inventories, net	(25,596)	(10,458)
Prepaid expenses and other assets	3,800	6,660
Accounts payable	6,534	(151)
Accrued expenses and other liabilities	(7,120)	(9,662)
Net cash provided by operating activities	167,576	164,382
Cash flows from investing activities--
Additions to property and equipment	(17,992)	(10,107)
Purchase of trade name	(1,000)	—
Acquisition of Stewart	(2,500)	—
Acquisition of Nieco	(4,200)	—
Acquisition of Viking Distributors 2014	—	(38,485)
Acquisition of Wunder-Bar, net of cash acquired	—	(445)
Acquisition of Market Forge	(1,500)	(10,240)
Acquisition of PES	—	(15,000)
Acquisition of Concordia, net of cash acquired	80	(12,515)
Acquisition of U-Line, net of cash acquired	275	—
Acquisition of Desmon, net of cash acquired	(13,947)	—
Acquisition of Goldstein Eswood	(27,406)	—
Acquisition of Marsal	(5,500)	—
Acquisition of Thurne	(9,872)	—
Acquisition of Induc	(10,622)	—
Acquisition of AGA, net of cash acquired	(185,731)	—
Net cash used in investing activities	(279,915)	(86,792)
Cash flows from financing activities--
Net proceeds (repayments) under current revolving credit facilities	129,000	(63,400)
Net proceeds under foreign bank loan	(1,385)	7,481
Net repayments under other debt arrangement	(26)	(26)
Repurchase of treasury stock	(4,836)	(44,283)
Excess tax benefit related to share-based compensation	2,396	24,947
Net cash provided by (used in) financing activities	125,149	(75,281)
Effect of exchange rates on cash and cash equivalents	(1,693)	(1,051)
Changes in cash and cash equivalents--
Net increase in cash and cash equivalents	11,117	1,258
Cash and cash equivalents at beginning of year	43,945	36,894
Cash and cash equivalents at end of period	$55,062	$38,152

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 3, 2015
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
In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of October 3, 2015 and January 3, 2015, the results of operations for the three and nine months ended October 3, 2015 and September 27, 2014 and cash flows for the nine months ended October 3, 2015 and September 27, 2014.

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
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $4.3 million and $4.9 million for the third quarter periods ended October 3, 2015 and September 27, 2014, respectively. Non-cash share-based compensation expense was $11.7 million and $11.6 million for the nine months ended October 3, 2015 and September 27, 2014, respectively.
During the first quarter ended April 4, 2015, the company issued 100,704 restricted shares under its 2011 Stock Incentive Plan. These amounts are contingent on the attainment of certain performance objectives. The aggregate grant-date fair value of these awards was $10.9 million, based on the closing share price of the company's stock at the date of the grant.

C)	Income Taxes
As of January 3, 2015, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $12.5 million (of which $12.2 million would impact the effective tax rate if recognized) plus approximately $1.7 million of accrued interest and $3.0 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of October 3, 2015, the company recognized a tax expense of $2.6 million for unrecognized tax benefits related to current year tax exposures.
It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that approximately $1.3 million of its currently remaining unrecognized tax benefits may be recognized over the next twelve months as a result of lapses of statutes of limitations.

A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States - federal	2012 – 2014
United States - states	2005 – 2014
Australia	2011 – 2014
Brazil	2010 – 2014
Canada	2009 – 2014
China	2005 – 2014
Czech Republic	2013 – 2014
Denmark	2012 – 2014
France	2011 – 2014
Germany	2012 – 2014
India	2013 – 2014
Ireland	2009 – 2014
Italy	2010 – 2014
Luxembourg	2011 – 2014
Mexico	2010 – 2014
Netherlands	2000 – 2014
Philippines	2012 – 2014
Romania	2005 – 2014
Scotland	2011 – 2014
South Korea	2010 – 2011
Spain	2011 – 2014
Sweden	2008 – 2014
Switzerland	2008 – 2014
Taiwan	2010 – 2012
United Kingdom	2011 – 2014

D)	Fair Value Measures
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
Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
Level 3 – Unobservable inputs based on our own assumptions.
The company’s financial liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of October 3, 2015
Financial Liabilities:
Interest rate swaps	$—	$1,436	$—	$1,436
Contingent consideration	$—	$—	$12,289	$12,289

As of January 3, 2015
Financial Liabilities:
Interest rate swaps	$—	$810	$—	$810
Contingent consideration	$—	$—	$14,558	$14,558
The contingent consideration as of October 3, 2015 relates to the earnout provisions recorded in conjunction with the acquisitions of Spooner Vicars, PES, Concordia, Desmon, Goldstein Eswood and Induc.
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
E)    Consolidated Statements of Cash Flows
Cash paid for interest was $11.0 million and $11.1 million for the nine months ended October 3, 2015 and September 27, 2014, respectively. Cash payments totaling $64.7 million and $20.2 million were made for income taxes for the nine months ended October 3, 2015 and September 27, 2014, respectively.

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
The PES purchase agreement includes an earnout provision providing for a contingent payment due to the sellers to the extent certain financial targets are exceeded. This earnout is payable within the first quarter of 2017, if PES exceeds certain sales targets for fiscal 2014, 2015 and 2016. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $2.5 million.

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
The final allocation of cash paid for the Concordia acquisition is summarized as follows (in thousands):

	(as initially reported) Sep 8, 2014	Measurement Period Adjustments	(as adjusted) Sep 8, 2014
Cash	$345	$—	$345
Current deferred tax asset	—	726	726
Current assets	3,767	(497)	3,270
Goodwill	11,255	(5,720)	5,535
Other intangibles	4,500	(1,200)	3,300
Long-term deferred tax asset	—	3,264	3,264
Current liabilities	(2,296)	(842)	(3,138)
Other non-current liabilities	(4,710)	4,189	(521)

Consideration paid at closing	$12,861	$(80)	$12,781

Contingent consideration	4,710	(4,189)	521

Net assets acquired and liabilities assumed	$17,571	$(4,269)	$13,302
The current and long term deferred tax assets amounted to $0.7 million and $3.3 million, respectively. These net assets are comprised of $4.1 million related to federal net operating loss carry forwards, $1.1 million of assets arising from the difference between the book and tax basis of tangible asset and liability accounts, net of $1.2 million of deferred tax liabilities related to the difference between the book and tax basis of identifiable intangible assets. Federal net operating loss carry forwards are subject to carry forward limitations for income tax purposes.
The goodwill and $1.1 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles include $2.2 million allocated to customer relationships, which is being amortized over a period of 10 years. Goodwill and other intangibles of Concordia are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
The Concordia purchase agreement includes an earnout provision providing for a contingent payment due to the sellers to the extent certain financial targets are exceeded. This earnout is payable within the first quarter of 2017 if Concordia exceeds certain sales targets for fiscal years 2015 and 2016. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $0.5 million.

U-Line
On November 5, 2014, the company completed its acquisition of all of the capital stock of U-Line Corporation ("U-Line"), a leading manufacturer of premium residential built-in modular ice making, refrigeration and wine preservation products for the residential industry, for a purchase price of approximately $142.0 million, net of cash acquired. During the first quarter of 2015, the company finalized the working capital provision provided by the purchase agreement resulting in a return from the seller of $0.3 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Nov 5, 2014	Preliminary Measurement Period Adjustments	(as adjusted) Nov 5, 2014
Cash	$12,764	$—	$12,764
Current deferred tax asset	657	114	771
Current assets	12,237	—	12,237
Property, plant and equipment	3,376	—	3,376
Goodwill	89,501	7,170	96,671
Other intangibles	57,500	(6,800)	50,700
Current liabilities	(6,032)	(1,973)	(8,005)
Long-term deferred tax liability	(13,095)	4,673	(8,422)
Other non-current liabilities	(2,111)	(3,459)	(5,570)

Net assets acquired and liabilities assumed	$154,797	$(275)	$154,522
The current deferred tax assets and long term deferred tax liabilities amounted to $0.8 million and $8.4 million, respectively. These net assets are comprised of $5.7 million related to federal and state net operating loss carry forwards, $1.6 million of assets arising from the difference between the book and tax basis of tangible asset and liability accounts, net of $14.9 million of deferred tax liabilities related to the difference between the book and tax basis of identifiable intangible assets. Federal and state net operating loss carry forwards are subject to carry forward limitations for income tax purposes.
The goodwill and $35.1 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles includes $12.7 million allocated to customer relationships and $2.9 million allocated to backlog, which are being amortized over a period of 9 years and 5 months, respectively. Goodwill and other intangibles of U-Line are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
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

Desmon
On January 7, 2015, the company completed its acquisition of all of the capital stock of Desmon Food Service Equipment Company ("Desmon"), a leading manufacturer of blast chillers and refrigeration for the commercial foodservice industry located in Nusco, Italy, for a purchase price of approximately $14.4 million, net of cash acquired. An additional payment is also due upon the achievement of certain financial targets. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the fourth quarter of 2015.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Jan 7, 2015	Preliminary Measurement Period Adjustments	(as adjusted) Jan 7, 2015
Cash	$441	$—	$441
Current deferred tax asset	535	—	535
Current assets	8,639	(418)	8,221
Property, plant and equipment	7,989	—	7,989
Goodwill	7,175	676	7,851
Other intangibles	3,129	—	3,129
Current liabilities	(8,668)	(46)	(8,714)
Long-term deferred tax liability	(2,389)	—	(2,389)
Other non-current liabilities	(2,463)	(212)	(2,675)

Consideration paid at closing	$14,388	$—	$14,388

Contingent consideration	2,416	212	2,628

Net assets acquired and liabilities assumed	$16,804	$212	$17,016
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
The Desmon purchase agreement includes an earnout provision providing for a contingent payment due to the sellers to the extent certain financial targets are exceeded. This earnout is payable within the second quarter of each of the fiscal years 2016, 2017 and 2018, respectively, if Desmon exceeds certain sales targets for fiscal 2015, 2016 and 2017, respectively. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $2.6 million.
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

Goldstein Eswood
On January 30, 2015, the company completed its acquisition of substantially all of the assets of J. Goldstein & Co. Pty. Ltd. ("Goldstein") and Eswood Australia Pty. Ltd. ("Eswood" and together with Goldstein, "Goldstein Eswood") for a purchase price of approximately $27.4 million. Goldstein is a leading manufacturer of cooking equipment including ranges, ovens, griddles, fryers and warming equipment and Eswood is a leading manufacturer of dishwashing equipment, both for the commercial foodservice industry and located in Smithfield, Australia. An additional payment is also due upon the achievement of certain financial targets. During the third quarter of 2015, the company finalized the working capital provision provided by the purchase agreement resulting in no adjustment to the original purchase price.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Jan 30, 2015	Preliminary Measurement Period Adjustments	(as adjusted) Jan 30, 2015
Current assets	$8,036	$—	$8,036
Property, plant and equipment	8,690	—	8,690
Goodwill	8,493	133	8,626
Other intangibles	5,648	—	5,648
Current liabilities	(1,806)	—	(1,806)
Other non-current liabilities	(1,655)	(133)	(1,788)

Consideration paid at closing	$27,406	$—	$27,406

Contingent consideration	1,655	133	1,788

Net assets acquired and liabilities assumed	$29,061	$133	$29,194
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
The Goldstein Eswood purchase agreement includes an earnout provision providing for a contingent payment due to the sellers to the extent certain financial targets are exceeded. This earnout is payable within the second quarter of each of the fiscal years 2016 and 2017, respectively, if Goldstein Eswood exceeds certain sales targets for fiscal 2015 and 2016, respectively. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $1.8 million.
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

Marsal
On February 10, 2015, the company completed its acquisition of certain assets of Marsal & Sons, Inc. ("Marsal"), a leading manufacturer of deck ovens for the commercial foodservice industry, for a purchase price of approximately $5.5 million. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. During the second quarter of 2015, the company finalized the working capital provision provided by the purchase agreement resulting in no adjustment to the purchase price.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Feb 10, 2015	Preliminary Measurement Period Adjustments	(as adjusted) Feb 10, 2015
Current assets	$455	$—	$455
Property, plant and equipment	201	(6)	195
Goodwill	3,012	6	3,018
Other intangibles	2,027	—	2,027
Current liabilities	(195)	—	(195)

Net assets acquired and liabilities assumed	$5,500	$—	$5,500
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

Thurne
On April 7, 2015, the company completed its acquisition of certain assets of the High Speed Slicing business unit of Marel ("Thurne"), a leading manufacturer of slicing equipment for the food processing industry located in Norwich, United Kingdom, for a purchase price of approximately $12.7 million. During the second quarter of 2015, the company finalized the working capital provision provided for by the purchase agreement resulting in a refund from the seller of $2.8 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Apr 7, 2015	Preliminary Measurement Period Adjustments	(as adjusted) Apr 7, 2015
Current assets	$3,419	$—	$3,419
Property, plant and equipment	3,334	—	3,334
Goodwill	609	—	609
Other intangibles	3,625	—	3,625
Current liabilities	(1,115)	—	(1,115)

Net assets acquired and liabilities assumed	$9,872	$—	$9,872
The goodwill and $2.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $0.9 million allocated to customer relationships, $0.2 million allocated to developed technology and $0.6 million allocated to backlog, which are to be amortized over periods of 5 years, 5 years, and 6 months, respectively. Goodwill and other intangibles of Thurne are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
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

Induc
On May 30, 2015, the company completed its acquisition of certain assets of the Induc Commercial Electronics Co. Ltd. ("Induc"), a leading manufacturer of induction cooking equipment for the commercial foodservice industry located in Qingdoa, China, for a purchase price of approximately $10.6 million. An additional deferred payment of approximately $1.4 million is also due to the seller on the second anniversary of the acquisition. An additional payment is also due upon the achievement of certain financial targets. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the fourth quarter of 2015.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) May 30, 2015	Preliminary Measurement Period Adjustments	(as adjusted) May 30, 2015
Current assets	$1,705	$(342)	$1,363
Property, plant and equipment	536	255	791
Goodwill	13,496	(2,590)	10,906
Other intangibles	1,500	812	2,312
Other assets	32	(32)	—
Current liabilities	(854)	854	—
Other non-current liabilities	(5,793)	1,043	(4,750)

Consideration paid at closing	$10,622	$—	$10,622

Deferred payment	1,516	(165)	1,351
Contingent consideration	4,276	(878)	3,398

Net assets acquired and liabilities assumed	$16,414	$(1,043)	$15,371
The goodwill and $1.5 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $0.8 million allocated to customer relationships, which is to be amortized over a period of 5 years, Goodwill and other intangibles of Induc are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
The Induc purchase agreement includes an earnout provision providing for a contingent payment due to the sellers to the extent certain financial targets are exceeded. This earnout is payable within the first quarter of each of the fiscal years 2018, 2019 and 2020, respectively, if Induc exceeds certain sales and earnings targets for fiscal 2017, 2018 and 2019, respectively. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $3.4 million.
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

AGA
On September 23, 2015, the company completed its acquisition of all of the capital stock of AGA Rangemaster Group plc ("AGA") a leading manufacturer of residential kitchen equipment including ranges, ovens and refrigeration for a purchase price of approximately $185.7 million, net of cash acquired. AGA is headquartered in Leamington Spa, United Kingdom. Additionally, the company incurred $7.3 million of transaction expenses, which are reflected in the general and administrative expenses in the consolidated statements of earnings for such period.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) Sep 23, 2015
Cash	$15,316
Current assets	163,216
Property, plant and equipment	61,423
Goodwill	144,645
Other intangibles	190,000
Long-term deferred tax asset	5,306
Other assets	1,573
Current maturities of long-term debt	(30,703)
Current liabilities	(147,279)
Long-term debt	(138)
Other non-current liabilities	(202,312)

Net assets acquired and liabilities assumed	$201,047
The long-term deferred tax asset amounted to $5.3 million. These net assets are comprised of $39.7 million of assets related to pension liabilities, $3.7 million of assets related to foreign net operating loss, net of $38.0 million of deferred tax liabilities related to the difference between the book and tax basis of identifiable intangible assets and $0.1 million of deferred tax liabilities related to the difference between the book and tax basis of tangible asset and liability accounts.
The goodwill and $130.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $60.0 million allocated to customer relationships, which is to be amortized over a period of 8 years. Goodwill and other intangibles of AGA are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
The company estimated the fair value of the assets and liabilities of AGA on a preliminary basis at the time of acquisition based on third-party appraisals used to assist in determining the fair market value for acquired tangible and intangible assets.  Changes to these allocations will occur as additional information becomes available. The company is in the process of obtaining third-party valuations related to the fair value of tangible and intangible assets, in addition to determining and recording the tax effects of the transaction to include all assets/liabilities since those are recorded at fair value. Acquired goodwill represents the premium paid over the fair value of assets acquired and liabilities assumed.

Pro Forma Financial Information

In accordance with ASC 805 “Business Combinations”, the following unaudited pro forma results of operations for the years ended October 3, 2015 and September 27, 2014, assumes the 2015 acquisitions of Desmon, Goldstein Eswood, Marsal, Thurne, Induc and AGA and the 2014 acquisitions of Market Forge, PES, Concordia and U-Line were completed on December 29, 2013 (first day of fiscal year 2014). The following pro forma results include adjustments to reflect additional interest expense to fund the acquisition, amortization of intangibles associated with the acquisition, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	October 3, 2015	September 27, 2014
Net sales	$1,578,911	$1,270,340
Net earnings	133,919	148,114

Net earnings per share:
Basic	2.35	2.60
Diluted	2.35	2.60

The supplemental pro forma financial information presented above has been prepared for comparative purposes and is not necessarily indicative of either the results of operations that would have occurred had the acquisitions of these companies been effective on December 29, 2013 nor are they indicative of any future results. Also, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate PES, Concordia, U-Line, Desmon, Goldstein Eswood, Marsal, Thurne, Induc and AGA.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This update amends the current guidance on revenue recognition related to contracts with customers. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015 the FASB decided to delay the effective date of the new revenue standard to be effective for interim and annual periods beginning on or after December 15, 2017 for public companies and December 15, 2018 for private companies. Companies may elect to adopt the standard at the original effective date for public entities, that is, for interim and annual periods beginning on or after December 15, 2016, but not earlier. The guidance can be applied using one of two retrospective application methods. The company is evaluating the impact of adopting this new standard on the consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs", which requires debt issuance costs to be recorded as a direct reduction of the debt liability on the balance sheet rather than as an asset. The standard is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The company does not expect the adoption of this standard to have a material impact on its consolidated balance sheets.
In April 2015, the FASB issued ASU 2015-04, "Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets". This ASU is intended to provide a practical expedient for the measurement date of defined benefit plan assets and obligations. The practical expedient allows employers with fiscal year-end dates that do not fall on a calendar month-end (e.g., companies with a 52/53-week fiscal year) to measure pension and post-retirement benefit plan assets and obligations as of the calendar month-end date closest to the fiscal year-end. The FASB also provided a similar practical expedient for interim remeasurements for significant events. This ASU requires perspective application and is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. The company is evaluating the impact the application of this ASU will have, if any, on the company’s financial position, results of operations and cash flows.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively.  Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date.  The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations or cash flows.

6)	Other Comprehensive Income
The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income".
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of January 3, 2015	$(24,655)	$(6,540)	$(236)	$(31,431)
Other comprehensive income before reclassification	(22,686)	42	404	(22,240)
Amounts reclassified from accumulated other comprehensive income	—	—	(775)	(775)
Net current-period other comprehensive income	$(22,686)	$42	$(371)	$(23,015)
Balance as of October 3, 2015	$(47,341)	$(6,498)	$(607)	$(54,446)
(1) All amounts are net of tax.
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 3, 2015	Sep 27, 2014	Oct 3, 2015	Sep 27, 2014
Net earnings	$48,825	$59,713	$141,323	$141,563
Currency translation adjustment	(13,564)	(13,167)	(22,686)	(9,737)
Pension liability adjustment, net of tax	17	33	42	14
Unrealized gain on interest rate swaps, net of tax	(201)	529	(371)	532
Comprehensive income	$35,077	$47,108	$118,308	$132,372

7)	Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventories at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $35.0 million at October 3, 2015 and $30.2 million at January 3, 2015 and represented approximately 9.4% and 11.8% of the total inventory at each respective period. The amount of LIFO reserve at October 3, 2015 and January 3, 2015 was not material. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at October 3, 2015 and January 3, 2015 are as follows:

	Oct 3, 2015	Jan 3, 2015
	(in thousands)
Raw materials and parts	$148,272	$126,121
Work-in-process	37,724	17,828
Finished goods	187,850	111,827
	$373,846	$255,776

8)	Goodwill
Changes in the carrying amount of goodwill for the nine months ended October 3, 2015 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of January 3, 2015	$450,890	$134,512	$223,089	$808,491
Goodwill acquired during the year	30,401	609	144,645	175,655
Measurement period adjustments to goodwill acquired in prior year	(1,126)	63	7,170	6,107
Exchange effect	(4,971)	(3,139)	(4,896)	(13,006)
Balance as of October 3, 2015	$475,194	$132,045	$370,008	$977,247

9)	Accrued Expenses
Accrued expenses consist of the following:

	Oct 3, 2015	Jan 3, 2015
	(in thousands)
Accrued payroll and related expenses	$60,770	$50,844
Advanced customer deposits	57,835	20,367
Accrued warranty	36,437	28,786
Accrued customer rebates	35,458	32,357
Accrued product liability and workers compensation	14,332	14,582
Accrued professional services	11,706	7,053
Accrued agent commission	11,285	11,207
Accrued sales and other tax	11,272	7,660
Product recall	10,028	12,125
Other accrued expenses	51,614	35,604
	$300,737	$220,585

10)	Warranty Costs
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
A rollforward of the warranty reserve is as follows:

Nine Months Ended
Oct 3, 2015
(in thousands)
Balance as of January 3, 2015	$28,786
Warranty reserve related to acquisitions	4,398
Warranty expense	33,217
Warranty claims	(29,964)
Balance as of October 3, 2015	$36,437

11)	Financing Arrangements

	Oct 3, 2015	Jan 3, 2015
	(in thousands)
Senior secured revolving credit line	$716,500	$587,500
Foreign loans	37,915	10,384
Other debt arrangement	484	283
Total debt	$754,899	$598,167
Less: Current maturities of long-term debt	37,195	9,402
Long-term debt	$717,704	$588,765
On August 7, 2012, the company entered into a new senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of October 3, 2015, the company had $716.5 million of borrowings outstanding under this facility. The company also had $6.9 million in outstanding letters of credit as of October 3, 2015, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $276.6 million at October 3, 2015.
At October 3, 2015, borrowings under the senior secured credit facility were assessed at an interest rate of 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At October 3, 2015 the average interest rate on the senior debt amounted to 1.43%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.23% as of October 3, 2015.
In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  These facilities included a revolving credit facility and term loan. At October 3, 2015, these facilities amounted to $3.7 million in U.S. dollars, including $2.7 million outstanding under a revolving credit facility and $1.0 million under a term loan. The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 1.55% on October 3, 2015. At October 3, 2015, the interest rate assessed on the term loan was 4.55%. The term loan matures in 2022.
In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  At October 3, 2015, these facilities amounted to $1.0 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At October 3, 2015, the average interest rate on these facilities was approximately 2.83%. The facilities are secured by outstanding accounts receivable collectible within six months.
In October 2013, the company completed its acquisition of substantially all of the assets of Celfrost Innovations Pvt. Ltd. in India.  At the time of the acquisition a local credit facility, denominated in Indian Rupee, was established to fund local working capital needs. At October 3, 2015, the facility amounted to $2.5 million in U.S. dollars. At October 3, 2015, borrowings under the facility were assessed at an interest rate at 1.25% above the Reserve Bank of India's base rate for long-term borrowings. At October 3, 2015, the average interest rate on this facility was approximately 10.25%.
In March 2014, Cozzini do Brazil LTDA entered into a local credit facility, denominated in Brazilian Real, to fund local working capital needs.   At October 3, 2015, the facility amounted to $2.4 million in U.S. dollars and was assessed an interest rate of 1.50% above the Brazilian central bank CDI Rate. At October 3, 2015, the interest rate assessed on this facility was 12.58%. This local credit facility matures on March 28, 2016.
In January 2015, the company completed its acquisition of Desmon Food Service Equipment Company in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  At October 3, 2015, these facilities amounted to $0.1 million in U.S. dollars, including $0.1 million outstanding on a local working capital loan and less than $0.1 million outstanding under a term loan. The interest rate on the working capital loan was 1.63% and the interest rate on the term loan was 0.50%. Both the working capital loan and the term loan mature on December 31, 2016.

In September 2015, the company completed its acquisition of AGA Rangemaster Group plc in the United Kingdom. At the time of acquisition, local credit facilities with borrowings, denominated in Euro and USD, were established to fund local working capital needs. At October 3, 2015, these facilities amounted to $28.2 million in U.S. Dollars, including $27.6 million outstanding on local working capital loans and $0.6 million outstanding under the term loan. At October 3, 2015, the average interest rate was approximately 1.98% on the working capital loans and 0.76% on the term loan.
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
The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations. The upfront cash payment is the amount that a market participant would be able to lend at October 3, 2015 to achieve sufficient cash inflows to cover the cash outflows under the company’s senior revolving credit facility assuming the facility was outstanding in its entirety until maturity. Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s senior revolving credit facility in August 2017. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods. The carrying value and estimated aggregate fair value, a level 2 measurement, based primarily on market prices, of debt is as follows (in thousands):

	Oct 3, 2015		Jan 3, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$754,899	$754,899	$598,167	$598,167
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of October 3, 2015, the company had the following interest rate swaps in effect:

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

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At October 3, 2015, the company was in compliance with all covenants pursuant to its borrowing agreements.

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
Foreign Exchange: The company uses foreign currency forward and option contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The following table summarizes the forward and option contracts outstanding at October 3, 2015. The fair value of the forward and option contracts was a gain of $0.8 million at the end of the third quarter of 2015.

Sell		Purchase		Maturity
5,000,000	Euro Dollars	5,599,700	US Dollars	December 30, 2015
5,000,000	Euro Dollars	5,595,750	US Dollars	December 30, 2015
5,000,000	Euro Dollars	5,601,000	US Dollars	December 30, 2015
5,300,000	Euro Dollars	5,937,060	US Dollars	December 30, 2015
3,500,000	British Pounds	4,729,538	Euro Dollars	December 30, 2015
4,000,000	British Pounds	5,407,415	Euro Dollars	December 30, 2015
5,000,000	British Pounds	6,754,931	Euro Dollars	December 30, 2015
3,796,697	Euro Dollars	2,805,000	British Pounds	December 30, 2015
7,500,000	Australian Dollars	5,241,750	US Dollars	December 30, 2015
12,900,000	Australian Dollars	9,024,518	US Dollars	December 30, 2015
12,500,000	Australian Dollars	8,737,500	US Dollars	December 30, 2015
11,500,000	Canadian Dollars	8,685,801	US Dollars	December 30, 2015
2,300,000	Australian Dollars	1,608,505	US Dollars	December 30, 2015
10,000,000	Brazilian Reais	2,748,763	US Dollars	December 17, 2015
20,167,500	Brazilian Reais	5,000,000	US Dollars	August 23, 2016

Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of October 3, 2015, the fair value of these instruments was a liability of $1.4 million. The change in fair value of these swap agreements in the first nine months of 2015 was a loss of $0.4 million, net of taxes.
The following tables summarize the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Oct 3, 2015	Jan 3, 2015
Fair value	Other non-current liabilities	$(1,436)	$(810)

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Presentation of Gain/(loss)	Oct 3, 2015	Sep 27, 2014	Oct 3, 2015	Sep 27, 2014
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$(768)	$343	$(2,069)	$(768)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(477)	$(538)	$(1,451)	$(1,653)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$(23)	$25	$(8)	$8
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
The Food Processing Equipment Group manufactures preparation, cooking, packaging, food handling and food safety equipment for the food processing industry. This business segment has manufacturing operations in Georgia, Illinois, Iowa, North Carolina, Texas, Virginia, Wisconsin, Australia, France, Germany and the United Kingdom. Principal product lines of this group include batch ovens, belt ovens, continuous processing ovens, frying systems, automated thermal processing systems, automated loading and unloading systems, meat presses, breading, battering, mixing, water cutting systems, forming, grinding and slicing equipment, food suspension, reduction and emulsion systems, defrosting equipment, packaging and food safety equipment. These products are sold and marketed under the brand names: Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Cozzini, Danfotech, Drake, Maurer-Atmos, MP Equipment, RapidPak, Spooner Vicars, Stewart Systems and Thurne.
The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. This business segment has manufacturing facilities in Michigan, Mississippi, Wisconsin, France, Ireland, Romania, and the United Kingdom. Principal product lines of this group are ranges, cookers, ovens, refrigerators, dishwashers, microwaves, cooktops and outdoor equipment. These products are sold and marketed under the brand names of AGA, AGA Cookshop, Brigade, Divertimenti, Falcon, Fired Earth, Grange, Heartland, Jade, La Cornue, Leisure Sinks, Marvel, Mercury, Rangemaster, Rayburn, Redfyre, Stanley, TurboChef, U-Line and Viking.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker evaluates individual segment performance based on operating income.
Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Oct 3, 2015		Sep 27, 2014		Oct 3, 2015		Sep 27, 2014
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$290,885	64.8%	$262,805	65.0%	$841,932	65.2%	$760,754	63.3%
Food Processing	74,178	16.5	75,219	18.6	215,910	16.7	240,748	20.0
Residential Kitchen	83,941	18.7	66,265	16.4	234,049	18.1	200,041	16.7
Total	$449,004	100.0%	$404,289	100.0%	$1,291,891	100.0%	$1,201,543	100.0%

The following table summarizes the results of operations for the company's business segments(1) (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
Three Months Ended October 3, 2015
Net sales	$290,885	$74,178	$83,941	$—	$449,004
Income (loss) from operations	77,245	14,048	6,404	(17,667)	80,030
Depreciation and amortization expense	2,414	24	8,677	708	11,823
Net capital expenditures	2,801	(607)	4,231	(117)	6,308

Nine Months Ended October 3, 2015
Net sales	$841,932	$215,910	$234,049	$—	$1,291,891
Income (loss) from operations	218,587	41,534	20,446	(50,597)	229,970
Depreciation and amortization expense	12,707	5,006	15,066	1,204	33,983
Net capital expenditures	10,721	1,530	5,600	141	17,992

Total assets	$1,114,479	$313,109	$1,192,147	$91,044	$2,710,779

Three Months Ended September 27, 2014
Net sales	$262,805	$75,219	$66,265	$—	$404,289
Income (loss) from operations	71,775	15,485	6,624	(7,419)	86,465
Depreciation and amortization expense	4,928	2,091	3,201	400	10,620
Net capital expenditures	1,616	944	506	55	3,121

Nine Months Ended September 27, 2014
Net sales	$760,754	$240,748	$200,041	$—	$1,201,543
Income (loss) from operations	196,480	44,595	11,618	(34,556)	218,137
Depreciation and amortization expense	14,715	6,461	9,524	1,234	31,934
Net capital expenditures	6,082	2,745	1,225	55	10,107

Total assets	$1,040,061	$305,585	$494,661	$73,610	$1,913,917

(1)Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)Includes corporate and other general company assets and operations.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Oct 3, 2015	Sep 27, 2014
United States and Canada	$149,260	$126,995
Asia	16,188	5,436
Europe and Middle East	73,636	16,208
Latin America	1,032	1,771
Total international	$90,856	$23,415
	$240,116	$150,410
Net sales (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 3, 2015	Sep 27, 2014	Oct 3, 2015	Sep 27, 2014
United States and Canada	$329,357	$279,241	$953,380	$833,715
Asia	34,900	36,753	119,812	116,836
Europe and Middle East	68,734	59,697	168,858	174,938
Latin America	16,013	28,598	49,841	76,054
Total international	$119,647	$125,048	$338,511	$367,828
	$449,004	$404,289	$1,291,891	$1,201,543

14)	Employee Retirement Plans

(a)	Pension Plans
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
The company maintains a defined benefit plan for its employees at the Wrexham, United Kingdom facility, which was acquired as part of the Lincat acquisition. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 30, 2010 prior to Middleby’s acquisition of the company. No further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 30, 2010 upon reaching retirement age.
The company maintains several pension plans related to AGA and its subsidiaries (collectively, the "AGA Group"), the most significant being the Aga Rangemaster Group Pension Scheme, which covers the majority of employees in the United Kingdom.  Membership in the plan on a defined benefit basis of pension provision was closed to new entrants in 2001.  The plan became open to new entrants on a defined contribution basis of pension provision in 2002, but was generally closed to new entrants on this basis during 2014.

The other, much smaller, defined benefit pension plans operating within the AGA Group cover employees in France, Ireland, the United Kingdom and the United States.  All pension plan assets are held in separate trust funds although the net defined benefit pension obligations are included in the company's consolidated balance sheet.
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

15)	Restructuring

The company has taken actions to improve the operations of Viking and distribution operations of Viking within the Residential Kitchen Equipment Group. These combined initiatives included organizational restructuring and headcount reductions, consolidation and disposition of certain facilities and business operations and discontinuation of certain products. Additionally, during the third quarter of 2015, within the Food Processing Equipment Group and Commercial Foodservice Equipment Group the company made the decision and took action to close two manufacturing facilities and transfer production to other manufacturing facilities within the company. During the nine months ended October 3, 2015, the company recorded expense in the amount of $11.8 million for these initiatives, which is reflected in the general and administrative expenses and cost of goods sold in the consolidated statements of earnings for such period. The costs and corresponding reserve balances are summarized as follows (in thousands):

Commercial Foodservice Equipment Group:

	Severance/Benefits	Inventory/Product	Facilities/Operations	Other	Total
Balance as of January 3, 2015	$—	$—	$—	$—	$—
Expenses	394	73	388	—	855
Payments	—	—	—	—	—
Balance as of October 3, 2015	$394	$73	$388	$—	$855

Food Processing Equipment Group:

	Severance/Benefits	Inventory/Product	Facilities/Operations	Other	Total
Balance as of January 3, 2015	$—	$—	$—	$—	$—
Expenses	998	305	1,007	229	2,539
Payments	—	—	—	—	—
Balance as of October 3, 2015	$998	$305	$1,007	$229	$2,539

Residential Kitchen Equipment Group:

	Severance/Benefits	Inventory/Product	Facilities/Operations	Other	Total
Balance as of January 3, 2015	$147	$—	$—	$37	$184
Expenses	3,160	—	5,298	(29)	8,429
Payments	(2,090)	—	(1,641)	(10)	(3,741)
Balance as of October 3, 2015	$1,217	$—	$3,657	$(2)	$4,872

The company anticipates that all restructuring actions for the Food Processing Equipment Group and Commercial Foodservice Group will be completed by the end of fiscal 2016. The severance costs for the Residential Kitchen Equipment Group will be completed by the end of fiscal 2016; while the lease costs will extend until 2018.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Oct 3, 2015		Sep 27, 2014		Oct 3, 2015		Sep 27, 2014
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$290,885	64.8%	$262,805	65.0%	$841,932	65.2%	$760,754	63.3%
Food Processing	74,178	16.5	75,219	18.6	215,910	16.7	240,748	20.0
Residential Kitchen	83,941	18.7	66,265	16.4	234,049	18.1	200,041	16.7
Total	$449,004	100.0%	$404,289	100.0%	$1,291,891	100.0%	$1,201,543	100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended		Nine Months Ended
	Oct 3, 2015	Sep 27, 2014	Oct 3, 2015	Sep 27, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.5	59.8	60.7	60.8
Gross profit	39.5	40.2	39.3	39.2
Selling, general and administrative expenses	21.6	20.4	21.5	21.6
Gain on litigation settlement	—	(1.6)	—	(0.6)
Income from operations	17.9	21.4	17.8	18.2
Interest expense and deferred financing amortization, net	0.9	1.0	0.9	1.0
Other expense, net	0.4	0.2	0.5	0.2
Earnings before income taxes	16.6	20.2	16.4	17.0
Provision for income taxes	5.6	5.4	5.5	5.2
Net earnings	11.0%	14.8%	10.9%	11.8%

Three Months Ended October 3, 2015 as compared to Three Months Ended September 27, 2014

NET SALES. Net sales for the third quarter of fiscal 2015 were $449.0 million as compared to $404.3 million in the third quarter of 2014. Of the $44.7 million increase in net sales, $46.3 million, or 11.5%, was attributable to acquisition growth, resulting from the fiscal 2014 acquisitions of Concordia and U-Line and the fiscal 2015 acquisitions of Desmon, Goldstein Eswood, Marsal, Induc, Thurne and AGA. Excluding acquisitions, net sales decreased $1.6 million, or 0.4%, from the prior year. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the third quarter reduced net sales by approximately $12.4 million or 3.1%. On a constant currency basis, organic sales increased by 2.7% for the quarter, reflecting a net sales increase of 9.7% at the Commercial Foodservice Group, 4.4% decrease at the Food Processing Group and a 17.0% decrease at the Residential Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $28.1 million, or 10.7%, to $290.9 million in the third quarter of 2015, as compared to $262.8 million in the prior year quarter. Net sales resulting from the acquisitions of Concordia, Desmon, Goldstein Eswood, Marsal and Induc, which were acquired on September 8, 2014, January 7, 2015, January 30, 2015, February 10, 2015, and May 30, 2015, respectively, accounted for an increase of $10.9 million during the third quarter of 2015. Excluding the impact of these acquisitions, net sales of the Commercial Foodservice Equipment Group increased $17.2 million, or 6.5%, as compared to the prior year quarter. On a constant currency basis, organic net sales increased 9.7% at the Commercial Foodservice Group. Domestically, the company realized a sales increase of $24.1 million, or 13.3%, to $205.1 million, as compared to $181.0 million in the prior year quarter. This includes an increase of $2.7 million from the recent acquisitions. Excluding the acquisitions, the net increase of $21.4 million, or 11.8%, in domestic sales includes continued growth with customer initiatives to improve efficiencies in restaurant operations by adopting new cooking and warming technologies. International sales increased $4.0 million, or 4.9%, to $85.8 million, as compared to $81.8 million in the prior year quarter. This includes an increase of $8.2 million from the recent acquisitions offset by a reduction of $10.0 million due to the unfavorable impact of exchange rates.

•
Net sales of the Food Processing Equipment Group decreased by $1.0 million, or 1.3%, to $74.2 million in the third quarter of 2015, as compared to $75.2 million in the prior year quarter. Net sales resulting from the acquisition of Thurne, which was acquired on April 7, 2015, accounted for an increase of $5.7 million during the third quarter of 2015. Excluding the impact of this acquisition, net sales of the Food Processing Equipment Group decreased $6.7 million, or 8.9%, as compared to the prior year quarter. On a constant currency basis, organic net sales decreased 4.4% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $17.6 million, or 50.0%, to $52.8 million, as compared to $35.2 million in the prior year quarter. This includes an increase of $5.4 million from the recent acquisitions. International sales decreased $18.5 million, or 46.3%, to $21.5 million, as compared to $40.0 million in the prior year quarter. This includes an increase of $0.3 million from the recent acquisitions offset by a reduction of $3.2 million due to the unfavorable impact of exchange rates. Additionally, international sales were impacted by the nature and timing of large orders associated with this business, impacting the growth in comparative periods.

•
Net sales of the Residential Kitchen Equipment Group increased by $17.6 million, or 26.5%, to $83.9 million in the third quarter of 2015, as compared to $66.3 million in the prior year quarter. Net sales resulting from the acquisitions of U-Line and AGA, which were acquired on November 5, 2014, and September 23, 2015 respectively, accounted for an increase of $29.7 million during the third quarter of 2015. Excluding the impact of acquisitions, net sales of the Residential Kitchen Equipment Group decreased $12.1 million, or 18.3%, as compared to the prior year quarter. On a constant currency basis, organic net sales decreased 17.0% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $8.5 million, or 13.5%, to $71.5 million, as compared to $63.0 million in the prior year quarter. This includes an increase of $19.3 million from the recent acquisitions. International sales increased $9.2 million, or 278.8%, to $12.5 million, as compared to $3.3 million in the prior year quarter. This includes an increase of $10.4 million from the recent acquisitions. Organic sales growth for the quarter was impacted by the discontinuation in 2014 of certain other non-Viking manufactured products sold by the Viking Distributors 2014, resulting in comparatively lower sales in 2015. Additionally, sales in the third quarter were impacted by disruption related to the initial production startup for a new line of Viking refrigeration in the first half of 2015.

GROSS PROFIT. Gross profit increased to $177.2 million in the third quarter of 2015 from $162.4 million in the prior year period, reflecting the impact of higher sales volumes. The gross margin rate decreased from 40.2% in the third quarter of 2014 to 39.5% in the third quarter of 2015.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $5.6 million, or 5.0%, to $116.7 million in the third quarter of 2015, as compared to $111.1 million in the prior year quarter. The gross margin rate amounted to 40.1% as compared to 42.3% in the prior year quarter. The reduction in the gross margin rate reflects the impact of sales mix, including lower margins at recent acquisitions.

•
Gross profit at the Food Processing Equipment Group increased by $1.0 million, or 3.4%, to $30.0 million in the third quarter of 2015, as compared to $29.0 million in the prior year quarter. The gross margin rate increased to 40.4% as compared to 38.6% in the prior year quarter. The increase in the gross margin rate reflects the benefit of acquisition integration initiatives.

•
Gross profit at the Residential Kitchen Equipment Group increased by $6.6 million, or 29.6%, to $28.9 million in the third quarter of 2015, as compared to $22.3 million in the prior year quarter. Gross profit from the acquisition of U-Line and AGA accounted for approximately $10.2 million of the increase in gross profit during the period. The gross margin rate increased to 34.4% as compared to 33.6% in the prior year quarter. This increase in the gross margin rate reflects the benefit of cost savings initiatives and lower warranty costs on new product sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $75.9 million in the third quarter of 2014 to $97.2 million in the third quarter of 2015. As a percentage of net sales, operating expenses were 18.8% in the third quarter of 2014, as compared to 21.6% in the third quarter of 2015. Selling expenses increased from $42.0 million in the third quarter of 2014 to $44.5 million in the third quarter of 2015.
Selling expenses reflect increased costs of $4.9 million associated with the Concordia, U-Line, Desmon, Goldstein Eswood, Thurne, Induc and AGA acquisitions. These increases were offset by a decrease of $1.1 million related to trade advertising and $0.6 million related to compensation. The impact of foreign exchange rates had a favorable impact, reducing selling expenses by approximately $1.9 million.
General and administrative expenses increased from $40.4 million in the third quarter of 2014 to $52.7 million in the third quarter of 2015. General and administrative expenses reflect $8.6 million of increased costs associated with the Concordia, U-Line, Desmon, Goldstein Eswood, Thurne, Induc and AGA acquisitions, including $3.1 million of non-cash intangible amortization expense. Additionally, general and administrative expenses increased $7.3 million, reflecting transaction expenses related to the AGA acquisition. General and administrative expenses for the quarter also included $5.7 million in restructuring charges, including $2.3 million associated with the closure of facilities and warehouse consolidations of the Residential Kitchen Equipment Group and $3.4 million related to the consolidation of production facilities at the Food Processing and Commercial Foodservice Equipment Groups. These increases were offset by a decrease of $3.5 million related to non-cash amortization expense, $1.6 million related to reduced wages and incentive compensation, resulting in part from cost reduction initiatives, and $0.6 million related to reduced non-cash share based compensation. The impact of foreign exchange rates had a favorable impact, reducing general and administrative expenses by approximately $1.5 million. In the prior year, the gain on patent litigation consisted of $6.5 million of proceeds from a settlement related to a patent infringement matter.
NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $4.2 million in the third quarter of 2015 as compared to $3.9 million in the third quarter of 2014 due to increased debt levels as a result of acquisition activities. Other expense was $1.9 million in the third quarter of 2015, as compared to other expense of $1.0 million in the prior year third quarter and consists mainly of foreign exchange losses.
INCOME TAXES. A tax provision of $25.0 million, at an effective rate of 33.9%, was recorded during the third quarter of 2015, as compared to a $21.9 million provision at a 26.8% effective rate in the prior year quarter. In comparison to the prior year, the tax provision reflects a higher effective tax rate on increased earnings in higher state taxed jurisdictions, a decrease in permanent tax benefits and an increase in tax reserves.

Nine Months Ended October 3, 2015 as compared to Nine Months Ended September 27, 2014

NET SALES. Net sales for the nine months period ended October 3, 2015 were $1,291.9 million as compared to $1,201.5 million in the nine months period ended September 27, 2014. Of the $90.4 million increase in net sales, $107.4 million, or 8.9%, was attributable to acquisition growth, resulting from the fiscal 2014 acquisitions of PES, Concordia and U-Line and the fiscal 2015 acquisitions of Desmon, Goldstein Eswood, Marsal, Induc, Thurne and AGA. Excluding acquisitions, net sales decreased $17.0 million, or 1.4%, from the prior year. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the nine months period ended October 3, 2015 reduced net sales by approximately $35.6 million or 3.0%. On a constant currency basis, organic sales growth amounted to 1.5% for the year, including a net sales increase of 9.2% at the Commercial Foodservice Equipment Group, a net sales decrease of 11.4% at the Food Processing Equipment Group and a net sales decrease of 11.9% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $81.1 million or 10.7%, to $841.9 million in the nine months period ended October 3, 2015, as compared to $760.8 million in the prior year period. Net sales resulting from the acquisitions of Concordia, Desmon, Goldstein Eswood, Marsal and Induc which were acquired on September 8, 2014, January 7, 2015, January 30, 2015 and February 10, 2015, and May 30, 2015, respectively, accounted for an increase of $31.3 million during the nine months period ended October 3, 2015. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $49.8 million, or 6.5%, as compared to the prior year period. On a constant currency basis, organic net sales increased 9.2% at the Commercial Foodservice Group. Domestically, the company realized a sales increase of $67.3 million, or 12.7%, to $596.7 million, as compared to $529.4 million in the prior year period. This includes an increase of $10.0 million from recent acquisitions. Excluding the acquisitions, the net increase of $57.3 million, or 10.8%, in domestic sales includes continued growth with customer initiatives to improve efficiencies in restaurant operations by adopting new cooking and warming technologies. International sales increased $13.8 million, or 6.0%, to $245.2 million, as compared to $231.4 million in the prior year period. This includes an increase of $21.3 million from the recent acquisitions, offset by $24.4 million related to the unfavorable impact of exchange rates.

•
Net sales of the Food Processing Equipment Group decreased by $24.8 million or 10.3%, to $215.9 million in the nine months period ended October 3, 2015, as compared to $240.7 million in the prior year period.  Net sales from the acquisitions of PES and Thurne, which were acquired on March 31, 2014, and April 7, 2015, respectively, accounted for an increase of $16.2 million during the nine months period ended October 3, 2015.  Excluding the impact of these acquisitions, net sales of the Food Processing Equipment Group decreased $41.0 million, or 17.0%. On a constant currency basis, organic net sales decreased 11.4% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $27.4 million, or 24.1%, to $140.9 million, as compared to $113.5 million in the prior year quarter. This includes an increase of $15.7 million from the recent acquisitions. International sales decreased $52.2 million, or 41.0%, to $75.0 million, as compared to $127.2 million in the prior year quarter. This includes of $0.5 million from the recent acquisitions. The decrease in sales reflects the impact of foreign exchange rates of approximately $14.0 million and the nature and timing of large orders associated with this business, impacting the growth in comparative periods.

•
Net sales of the Residential Kitchen Equipment Group increased by $34.0 million or 17.0%, to $234.0 million in the nine months period ended October 3, 2015, as compared to $200.0 million in the prior year period. Net sales from the acquisitions of U-Line and AGA, which were acquired on November 5, 2014, and September 23, 2015, respectively, accounted for an increase of $59.9 million. Excluding the impact of these acquisitions, net sales of the Residential Kitchen Equipment Group decreased $25.9 million. On a constant currency basis, organic net sales decreased 11.9% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $25.1 million, or 13.2%, to $215.8 million, as compared to $190.7 million in the prior year quarter. This includes an increase of $49.0 million from the recent acquisitions. International sales increased $8.9 million, or 95.7%, to $18.2 million, as compared to $9.3 million in the prior year quarter, including a reduction of $3.3 million related to the impact of unfavorable exchange rates. Organic sales growth for the year was impacted by the discontinuation in 2014 of certain other non-Viking manufactured products sold by the Viking Distributors 2014, resulting in comparatively lower sales in 2015. Additionally, sales were impacted by product unavailability and disruption related to the initial production startup for a new line of Viking refrigeration in the first half of 2015.

GROSS PROFIT. Gross profit increased to $507.6 million in the nine months period ended October 3, 2015 from $471.5 million in the prior year period. The increase in the gross profit reflects the impact of increased sales, offset by the impact of foreign exchange rates, which reduced gross profit by $12.6 million. The gross margin rate was 39.2% in the nine months period ended September 27, 2014 as compared to 39.3% in the current year period.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $25.8 million, or 8.2%, to $341.1 million in the nine months period ended October 3, 2015, as compared to $315.3 million in the prior year period. Gross profit from the acquisitions of Concordia, Desmon, Goldstein Eswood, Marsal and Induc accounted for approximately $11.3 million of the increase in gross profit during the period. Excluding the recent acquisitions, gross profit increased by approximately $14.5 million on higher sales volumes. The impact of foreign exchange rates reduced gross profit by approximately $7.0 million. The gross margin rate declined to 40.5%, as compared to 41.4% in the prior year period, due primarily to changes in sales mix, as compared to the prior year period.

•
Gross profit at the Food Processing Equipment Group decreased by $5.8 million, or 6.5%, to $83.1 million in the nine months period ended October 3, 2015, as compared to $88.9 million in the prior year period. Gross profit from the acquisition of PES and Thurne accounted for approximately $4.8 million of the increase in gross profit during the period. The impact of foreign exchange rates reduced gross profit by approximately $4.6 million. The gross profit margin rate increased to 38.5%, as compared to 36.9% in the prior year period. The increase in the gross margin rate reflects the favorable impact of acquisition integration initiatives.

•
Gross profit at the Residential Kitchen Equipment Group increased by $16.7 million, or 24.9%, to $83.8 million in the nine months period ended October 3, 2015, as compared to $67.1 million in the prior year period. Gross profit from the acquisition of U-Line and AGA accounted for approximately $22.5 million of the increase in gross profit during the period. The gross margin rate increased to 35.8%, as compared to 33.6% in the prior year period. The gross margin rate improvement reflects the impact of acquisition integration and cost reduction initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $253.4 million in the nine months period ended September 27, 2014 to $277.6 million in the nine months period ended October 3, 2015.  As a percentage of net sales, operating expenses were 21.0% in the nine months period ended September 27, 2014, as compared to 21.5% in the nine months period ended October 3, 2015.

Selling expenses decreased from $137.1 million in the nine months period ended September 27, 2014 to $136.9 million in the nine months period ended October 3, 2015. Selling expenses reflected increased costs of $12.5 million associated with the Concordia, U-Line, Desmon, Goldstein Eswood, Thurne, Induc and AGA acquisitions. These expenses were offset by a decrease of $4.2 million related to commissions, $3.1 million related to trade advertising and $2.4 million related to compensation. The impact of foreign exchange rates had a favorable impact, reducing selling expenses by approximately $5.0 million.

General and administrative expenses increased from $122.8 million in the nine months period ended September 27, 2014 to $140.7 million in the nine months period ended October 3, 2015. General and administrative expenses reflect $14.6 million of increased costs associated with the Concordia, U-Line, Desmon, Goldstein Eswood, Thurne, Induc and AGA acquisitions, including $5.4 million of non-cash intangible amortization expense. Additionally, general and administrative expenses increased $7.8 million, reflecting professional fees primarily for acquisition activities. General and administrative expenses for the year also included non-recurring charges of $13.0 million, including $8.4 million associated with the closure of facilities and warehouse consolidations at the Residential Kitchen Equipment Group, $3.4 million related to the consolidation of production facilities at the Food Processing and Commercial Foodservice Equipment Groups and $1.2 million related to settlement costs related to earnout provisions for the Celfrost acquisition. In the prior year period, non-recurring charges of $4.1 million were incurred associated with the reorganization of the Residential Kitchen Equipment Group. These expense increases were offset by a decrease of $5.8 million related to non-cash intangible amortization expense and a $3.5 million reduction in wages and incentive compensation. The impact of foreign exchange rates had a favorable impact, reducing general and administrative expenses by approximately $3.7 million. In the prior year, the gain on patent litigation consisted of $6.5 million of proceeds from a settlement related to a patent infringement matter.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $12.0 million in the nine months period ended October 3, 2015, as compared to $12.1 million in the prior year period. Other expense was $6.1 million in the nine months period ended October 3, 2015, as compared to $2.1 million in the prior year period, and consists mainly of foreign exchange losses. The increase in foreign exchange losses during the quarter is attributable to the strengthening of the U.S. Dollar in the quarter, as compared to the Euro, Brazilian Real, Australian Dollar and Canadian Dollar.

INCOME TAXES. A tax provision of $70.5 million, at an effective rate of 33.3%, was recorded during the nine months period ended October 3, 2015, as compared to $62.5 million at an effective rate of 30.6%, in the prior year period. In comparison to the prior year, the tax provision reflects a higher effective tax rate on increased earnings in higher state taxed jurisdictions and an increase in tax reserves.
Financial Condition and Liquidity
During the nine months ended October 3, 2015, cash and cash equivalents increased by $11.2 million to $55.1 million at October 3, 2015 from $43.9 million at January 3, 2015. Net borrowings increased from $598.2 million at January 3, 2015 to $754.9 million at October 3, 2015.
OPERATING ACTIVITIES. Net cash provided by operating activities was $167.6 million for the nine months ended October 3, 2015, compared to net cash provided by operating activities of $164.4 million for the nine months ended September 27, 2014.
During the nine months ended October 3, 2015, increased working capital levels reduced operating cash flows by $17.9 million. These changes in working capital levels included a $4.5 million decrease in accounts receivable. Inventory increased $25.6 million due to several factors including increased incoming order rates and the timing of large orders for the Food Processing Equipment Group, investments in inventories in growing international markets, and investments in inventories at the Residential Kitchen Equipment Group in connection with new product introduction. Prepaid expenses and other assets decreased $3.8 million primarily related to the timing of orders at the Food Processing Equipment Group. Changes in working capital also included a $7.1 million decrease in accrued expenses and other non-current liabilities primarily related to the payment of 2014 annual rebate programs and incentive obligations.
INVESTING ACTIVITIES. During the nine months ended October 3, 2015, net cash used in investing activities included $253.0 million related to the acquisitions of Desmon, Goldstein Eswood, Marsal, Thurne, Induc and AGA, $9.2 million related to contingent consideration payments from previous years' acquisitions and $18.0 million of additions and upgrades of production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows provided by financing activities were $125.1 million during the nine months ended October 3, 2015. The company’s borrowing activities included $129.0 million of net proceeds under its $1.0 billion revolving credit facility and $1.4 million of net borrowings under its foreign banking facilities.
The company used $4.8 million to repurchase 45,352 shares of its common stock that were surrendered to the company by employees in lieu of cash for payment for withholding taxes related to restricted stock vestings that occurred during the nine months ended October 3, 2015.
Financing activities also included $2.4 million of excess tax benefits associated with the vesting of restricted stock grants.
At October 3, 2015, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, acquisitions, product development and integration expenditures for the foreseeable future.
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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This update amends the current guidance on revenue recognition related to contracts with customers. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB decided to delay the effective date of the new revenue standard to be effective for interim and annual periods beginning on or after December 15, 2017 for public companies and December 15, 2018 for private companies. Companies may elect to adopt the standard at the original effective date for public entities, that is, for interim and annual periods beginning on or after December 15, 2016, but not earlier. The guidance can be applied using one of two retrospective application methods. The company is evaluating the impact of adopting this new standard on the consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs", which requires debt issuance costs to be recorded as a direct reduction of the debt liability on the balance sheet rather than as an asset. The standard is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The company does not expect the adoption of this standard to have a material impact on its consolidated balance sheets.
In April 2015, the FASB issued ASU 2015-04, "Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets". This ASU is intended to provide a practical expedient for the measurement date of defined benefit plan assets and obligations. The practical expedient allows employers with fiscal year-end dates that do not fall on a calendar month-end (e.g., companies with a 52/53-week fiscal year) to measure pension and post-retirement benefit plan assets and obligations as of the calendar month-end date closest to the fiscal year-end. The FASB also provided a similar practical expedient for interim remeasurements for significant events. This ASU requires perspective application and is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. The company is evaluating the impact the application of this ASU will have, if any, on the company’s financial position, results of operations and cash flows.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively.  Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date.  The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations or cash flows.
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
At the Food Processing Equipment Group, the company enters into long-term sales contracts for certain products that are often significant relative to the business. Revenue under these long-term sales contracts is recognized using the percentage of completion method defined within ASC 605-35 “Construction-Type and Production-Type Contracts” due to the length of time to fully manufacture and assemble the equipment. The company measures revenue recognized based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. Because estimated labor hours to complete a project are based upon forecasts using the best available information, the actual hours may differ from original estimates. The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the company's financial statements and most accurately measures the matching of revenues with expenses. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements. Revenue for sales of products and services not covered by long-term sales contracts is recognized when risk of loss has passed to the customer, which occurs at the time of shipment or when service is completed, and collectability is reasonably assured. The sale prices of the products sold are fixed and determinable at the time of shipment. Sales are reported net of sales returns, sales incentives and cash discounts based on prior experience and other quantitative and qualitative factors.
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
Goodwill and Other Intangibles. The company’s business acquisitions result in the recognition of goodwill and other intangible assets, which are a significant portion of the company’s total assets. The company recognizes goodwill and other intangible assets under the guidance of ASC Topic 350-10, “Intangibles — Goodwill and Other”.  Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Identifiable intangible assets are recognized separately from goodwill and include trademarks and trade names, technology, customer relationships and other specifically identifiable assets.  Trademarks and trade names are deemed to be indefinite-lived. Goodwill and indefinite-lived intangible assets are not amortized, but are subject to impairment testing. On an annual basis, or more frequently if triggering events occur, the company compares the estimated fair value to the carrying value to determine if a potential goodwill impairment exists. If the fair value is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of goodwill. In estimating the fair value of specific intangible assets, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors and management’s judgment in applying them in the impairment tests of goodwill and other intangible assets.
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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period Ending	Variable Rate Debt

October 3, 2016	$37,195
October 3, 2017	716,965
October 3, 2018	105
October 3, 2019	105
October 3, 2020 and thereafter	529
$754,899
On August 7, 2012, the company entered into a new senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of October 3, 2015, the company had $716.5 million of borrowings outstanding under this facility. The company also has $6.9 million in outstanding letters of credit as of October 3, 2015, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $276.6 million at October 3, 2015.
At October 3, 2015, borrowings under the senior secured credit facility were assessed at an interest rate 1.25% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At October 3, 2015, the average interest rate on the senior debt amounted to 1.43%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.23% as of October 3, 2015.
In August 2006, the company completed its acquisition of Houno A/S in Denmark. This acquisition was funded in part with locally established debt facilities with borrowings in Danish Krone.  These facilities included a revolving credit facility and term loan. At October 3, 2015, these facilities amounted to $3.7 million in U.S. dollars, including $2.7 million outstanding under a revolving credit facility and $1.0 million under a term loan. The interest rate on the revolving credit facility is assessed at 1.25% above Euro LIBOR, which amounted to 1.55% on October 3, 2015. At October 3, 2015, the interest rate assessed on the term loan was 4.55%. The term loan matures in 2022.
In April 2008, the company completed its acquisition of Giga Grandi Cucine S.r.l in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  At October 3, 2015, these facilities amounted to $1.0 million in U.S. dollars.  The interest rate on the credit facilities is variable based on the three-month Euro LIBOR. At October 3, 2015, the average interest rate on these facilities was approximately 2.83%. The facilities are secured by outstanding accounts receivable collectible within six months.
In October 2013, the company completed its acquisition of substantially all of the assets of Celfrost Innovations Pvt. Ltd. in India.  At the time of the acquisition a local credit facility, denominated in Indian Rupee, was established to fund local working capital needs. At October 3, 2015, the facility amounted to $2.5 million in U.S. dollars. At October 3, 2015, borrowings under the facility were assessed at an interest rate at 1.25% above the Reserve Bank of India's base rate for long-term borrowings. At October 3, 2015, the average interest rate on this facility was approximately 10.25%.
In March 2014, Cozzini do Brazil LTDA entered into a local credit facility, denominated in Brazilian Real, to fund local working capital needs.   At October 3, 2015, the facility amounted to $2.4 million in U.S. dollars and was assessed an interest rate of 1.50% above the Brazilian central bank CDI Rate. At October 3, 2015, the interest rate assessed on this facility was 12.58%. This local credit facility matures on March 28, 2016.

In January 2015, the company completed its acquisition of Desmon Food Service Equipment Company in Italy. This acquisition was funded in part with locally established debt facilities with borrowings denominated in Euro.  At October 3, 2015, these facilities amounted to $0.1 million in U.S. dollars, including $0.1 million outstanding on a local working capital loan and less than $0.1 million outstanding under a term loan. The interest rate on the working capital loan was 1.63% and the interest rate on the term loan was 0.50%. Both the working capital loan and the term loan mature on December 31, 2016.
In September 2015, the company completed its acquisition of AGA Rangemaster Group plc in the United Kingdom. At the time of acquisition, local credit facilities with borrowings, denominated in Euro and USD, were established to fund local working capital needs. At October 3, 2015, these facilities amounted to $28.2 million in U.S. Dollars, including $27.6 million outstanding on local working capital loans and $0.6 million outstanding under the term loan. At October 3, 2015, the average interest rate was approximately 1.98% on the working capital loans and 0.76% on the term loan.
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of October 3, 2015, the company had the following interest rate swaps in effect:

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

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The potential loss on fair value for the company's debt obligations from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows. At October 3, 2015, the company was in compliance with all covenants pursuant to its borrowing agreements.
Financing Derivative Instruments
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of October 3, 2015, the fair value of these instruments was a liability of $1.4 million. The change in fair value of these swap agreements in the first nine months of 2015 was a loss of $0.4 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.

Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward and option contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The following table summarizes the forward and option contracts outstanding at October 3, 2015. The fair value of the forward and option contracts was a gain of $0.8 million at the end of the third quarter of 2015.

Sell		Purchase		Maturity
5,000,000	Euro Dollars	5,599,700	US Dollars	December 30, 2015
5,000,000	Euro Dollars	5,595,750	US Dollars	December 30, 2015
5,000,000	Euro Dollars	5,601,000	US Dollars	December 30, 2015
5,300,000	Euro Dollars	5,937,060	US Dollars	December 30, 2015
3,500,000	British Pounds	4,729,538	Euro Dollars	December 30, 2015
4,000,000	British Pounds	5,407,415	Euro Dollars	December 30, 2015
5,000,000	British Pounds	6,754,931	Euro Dollars	December 30, 2015
3,796,697	Euro Dollars	2,805,000	British Pounds	December 30, 2015
7,500,000	Australian Dollars	5,241,750	US Dollars	December 30, 2015
12,900,000	Australian Dollars	9,024,518	US Dollars	December 30, 2015
12,500,000	Australian Dollars	8,737,500	US Dollars	December 30, 2015
11,500,000	Canadian Dollars	8,685,801	US Dollars	December 30, 2015
2,300,000	Australian Dollars	1,608,505	US Dollars	December 30, 2015
10,000,000	Brazilian Reais	2,748,763	US Dollars	December 17, 2015
20,167,500	Brazilian Reais	5,000,000	US Dollars	August 23, 2016

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
As of October 3, 2015, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended October 3, 2015, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the nine months ended October 3, 2015, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program
July 5 to August 1, 2015	—	$—	—	2,610,047
August 2 to August 29, 2015	—	—	—	2,610,047
August 30 to October 3, 2015	—	—	—	2,610,047
Quarter ended October 3, 2015	—	$—	—	2,610,047
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
In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of common shares in open market purchases. During 2013, the company's Board of Directors authorized the purchase of additional common shares in open market purchases. As of October 3, 2015, the total number of shares authorized for repurchase under the program is 4,570,266. As of October 3, 2015, 1,960,219 shares had been purchased under the 1998 stock repurchase program.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended October 3, 2015, filed on November 12, 2015, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	November 12, 2015	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer