Form 10-K
period 2016-01-02
MIDDLEBY CORP
filed 2016-03-02
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended January 2, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2015 was approximately $6,303,148,519.

The number of shares outstanding of the Registrant’s class of common stock, as of February 29, 2016, was 57,306,082 shares.

Documents Incorporated by Reference

Part III of Form 10-K incorporates by reference the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2016 annual meeting of stockholders.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
JANUARY 2, 2016
FORM 10-K ANNUAL REPORT

PART I

Item 1.      Business

General

The Middleby Corporation (“Middleby” or the “company”), through its operating subsidiary Middleby Marshall Inc. (“Middleby Marshall”) and its subsidiaries, is a leader in the design, manufacture, marketing, distribution, and service of a broad line of (i) foodservice equipment used in all types of commercial restaurants and institutional kitchens, (ii) food preparation, cooking, baking, chilling and packaging equipment for food processing operations, and (iii) premium kitchen equipment including ranges, ovens, refrigerators, ventilation and dishwashers primarily used in the residential market.

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

Commercial Foodservice Equipment Group

The Commercial Foodservice Equipment Group has a broad portfolio of foodservice equipment, which enable it to serve virtually any cooking or warming application within a commercial kitchen or foodservice operation. This cooking and warming equipment is used across all types of foodservice operations, including quick-service restaurants, full-service restaurants, convenience stores, retail outlets, hotels and other institutions.

This commercial foodservice equipment is marketed under a portfolio of forty brands, including Anets®, Beech®, Blodgett®, Blodgett Combi®, Blodgett Range®, Bloomfield®, Britannia®, CTX®, Carter-Hoffmann®, Celfrost®, Concordia®, CookTek®, Desmon®, Doyon®, Eswood®, FriFri®, Giga®, Goldstein®, Holman®, Houno®, IMC®, Induc®, Jade®, Lang®, Lincat®, MagiKitch'n®, Market Forge®, Marsal®, Middleby Marshall®, MPC®, Nieco®, Nu-Vu®, PerfectFry®, Pitco Frialator®, Southbend®, Star®, Toastmaster®, TurboChef®, Wells® and Wunder-Bar®.

The products offered by this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, warming equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, professional refrigerators, blast chillers, coldrooms, ice machines, freezers and beverage dispensing equipment.

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

This food processing equipment is marketed under a portfolio of thirteen brands, including Alkar®, Armor Inox®, Auto-Bake®, Baker Thermal Solutions®, Cozzini®, Danfotech®, Drake®, Maurer-Atmos®, MP Equipment®, RapidPak®, Spooner Vicars®, Stewart Systems® and Thurne®.

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

Residential Kitchen Equipment Group

The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. Principal product lines of this group are ranges, cookers, stoves, ovens, refrigerators, dishwashers, microwaves, cooktops, refrigerators, wine coolers, ice machines, dishwashers, ventilation equipment and outdoor equipment. These products are sold and marketed under a portfolio of twenty-one brands, including AGA®, AGA Cookshop®, Brigade®, Divertimenti®, Falcon®, Fired Earth®, Grange®, Heartland®, La Cornue®, Leisure Sinks®, Lynx®, Marvel®, Mercury®, Rangemaster®, Rayburn®, Redfyre®, Sedona®, Stanley®, TurboChef®, U-Line® and Viking®.

Acquisition Strategy

The company has pursued a strategy to acquire and assemble a leading portfolio of brands and technologies for each of its three business segments. Over the past three years, the company has completed sixteen acquisitions to add to its portfolio of brands and technologies of the Commercial Foodservice Equipment Group, the Food Processing Equipment Group and the Residential Kitchen Equipment Group. These acquisitions have added twenty-nine brands to the Middleby portfolio and positioned the company as a leading provider of equipment in each respective industry.

Commercial Foodservice Equipment Group

•
October 2013: The company acquired substantially all of the assets of Celfrost Innovations Pvt. Ltd. (“Celfrost”), a preferred commercial foodservice equipment supplier in India with a broad line of cold side products such as professional refrigerators, coldrooms, ice machines and freezers marketed under the Celfrost brand for a purchase price of approximately $11.2 million.

•
December 2013: The company acquired all of the capital stock of Automatic Bar Controls, Inc. ("Wunder-Bar"), a leading manufacturer of beverage dispensing systems for the commercial foodservice industry for approximately $74.1 million.

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

•
January 2015: The company acquired all of the capital stock of Desmon Food Service Equipment Company ("Desmon"), a leading manufacturer of blast chillers and refrigeration for the commercial foodservice industry, located in Nusco, Italy, for a purchase price of approximately $13.5 million.

•
January 2015: The company acquired substantially all of the assets of J. Goldstein & Co. Pty. Ltd. ("Goldstein") and Eswood Australia Pty. Ltd. ("Eswood" and together with Goldstein, "Goldstein Eswood"). Goldstein is a leading manufacturer of cooking equipment including ranges, ovens, griddles, fryers and warning equipment and Eswood is a leading manufacturer of dishwashing equipment, both for the commercial foodservice in industry, located in Smithfield, Australia, for a purchase price of approximately $27.4 million.

•
February 2015: The company acquired certain assets of Marsal & Sons, Inc ("Marsal"), a leading manufacturer of deck ovens for the commercial foodservice industry, for a purchase price of approximately $5.5 million.

•
May 2015: The company acquired certain assets of the Induc Commercial Electronics Co. Ltd. ("Induc"), a leading manufacturer of induction cooking equipment for the commercial foodservice industry, located in Qingdoa, China, for a purchase price of approximately $10.6 million.

Food Processing Equipment Group

•
March 2014: The company acquired substantially all of the assets of Processing Equipment Solutions, Inc. ("PES"), a leading manufacturer of water jet cutting equipment for the food processing industry, for a purchase price of approximately $15.0 million. PES product offerings include the IntelliJet™ and MegaJet™ line of water cutting systems, meat presses and fillet systems.

•
April 2015: The company acquired certain assets of the High Speed Slicing business unit of Marel ("Thurne"), a leading manufacturer of slicing equipment for the food processing industry, located in Norwich, United Kingdom, for a purchase price of approximately $12.6 million.

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

•
September 2015: The company acquired all of the capital stock of AGA Rangemaster Group plc ("AGA") a leading manufacturer of residential kitchen equipment including cookers, ranges, ovens and refrigeration located in Leamington Spa, the United Kingdom, for a purchase price of approximately $201.0 million.

•
December 2015: The company acquired all of the capital stock of Lynx Grills, Inc ("Lynx"), a leading manufacturer of premium residential outdoor equipment for a purchase price of approximately $83.8 million.

The Customers and Market

Commercial Foodservice Equipment Industry

The company's end-user customers include: (i) fast food, fast casual and quick-service restaurants, (ii) full-service restaurants, including casual-theme restaurants, (iii) retail outlets, such as convenience stores, supermarkets and department stores and (iv) public and private institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, military facilities and government agencies. The company's domestic sales are primarily through independent dealers and distributors and are marketed by the company's sales personnel and network of independent manufacturers' representatives. Many of the dealers in the U.S. belong to buying groups that negotiate sales terms with the company. Certain large multi-national restaurant and hotel chain customers have purchasing organizations that manage product procurement for their systems. Included in these customers are several large multi-national restaurant chains, which account for a meaningful portion of the company's business, although no single customer accounts for more than 10% of net sales.

Over the past several decades, the commercial foodservice equipment industry has enjoyed steady growth in the United States due to the development of new quick-service and casual-theme restaurant chain concepts, the expansion of foodservice into nontraditional locations such as convenience stores and store equipment modernization driven by efforts to improve efficiencies within foodservice operations. In the international markets, foodservice equipment manufacturers have been experiencing stronger growth than the U.S. market due to expanding international economies and increased opportunity for expansion by U.S. chains into developing regions.

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

A number of factors, including raw material prices, labor and health care costs, are driving food processors to focus on ways to improve their generally thin profitability margins. In order to increase the profitability and efficiency in processing plants, food processors pay increasingly more attention to the performance of their machinery and the flexibility in the functionality of the equipment. Food processors are continuously looking for ways to make their plants safer and reduce labor-intensive activities. Food processors have begun to recognize the value of new technology as an important vehicle to drive productivity and profitability in their plants. Due to customer requirements, food processors are expected to continue to demand new and innovative equipment that addresses food safety, food quality, automation and flexibility.

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

The global food processing equipment industry is highly fragmented, large and growing. The company estimates demand for food processing equipment is approximately $5.0 billion in North America and $40.0 billion worldwide. The company’s product offerings compete in a subsegment of the total industry, and the relevant market size for its products is estimated by management to exceed $2.0 billion in North America and $4.0 billion worldwide.

Residential Kitchen Equipment Industry

The company’s end-user customers include the high-end residential kitchens. The premium segment of the residential kitchen equipment industry is estimated to be in excess of $1.0 billion annually in North America. This segment has grown over the past several decades after the original introduction premium cooking range. Viking was the first manufacturer to introduce the premium cooking equipment to the North American market, providing equipment that was comparable to commercial grade ranges and ovens for home chefs and culinarians. The market potential for such equipment has continued to broaden due to an increase in interest from the consumer to have high-end, luxury appliances in their home. Other important factors which affect the market size and growth include the level of new home starts, home remodels and general macro-economic factors. Macro-economic factors such as GDP growth, employment rates, inflation and consumer confidence, which impact the overall economy, impact the residential kitchen equipment industry and cause greater variability in the revenues at this segment than the other business segments the company operates in.

Backlog

Commercial Foodservice Equipment Group

The backlog of orders for the Commercial Foodservice Equipment Group was $68.6 million at January 2, 2016, all of which is expected to be filled during 2016. The acquired Desmon, Goldstein Eswood, Marsal and Induc businesses accounted for $4.1 million of the backlog. The Commercial Foodservice Equipment Group's backlog was $60.6 million at January 3, 2015. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of this segment's products.

Food Processing Equipment Group

The backlog of orders for the Food Processing Equipment Group was $108.5 million at January 2, 2016, all of which is expected to be filled during 2016. The acquired Thurne business accounted for $2.1 million of the backlog. The Food Processing Equipment Group's backlog was $67.7 million at January 3, 2015.

Residential Kitchen Equipment Group

 The backlog of orders for the Residential Kitchen Equipment Group was $56.8 million at January 2, 2016, all of which is expected to be filled during 2016. The acquired AGA and Lynx businesses accounted for $43.6 million of the backlog. The Residential Kitchen Equipment Group's backlog was $29.7 million at January 3, 2015. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of this segment's products.

Marketing and Distribution

Commercial Foodservice Equipment Group

Middleby's products and services are marketed in the U.S. and in over 100 countries through a combination of the company's sales and marketing personnel, together with an extensive network of independent dealers, distributors, consultants, sales representatives and agents.

In the United States, the company distributes its products to independent end-users primarily through a network of non-exclusive dealers nationwide, who are supported by manufacturers' marketing representatives. Sales are made direct to certain large restaurant chains that have established their own procurement and distribution organization for their franchise system. The company's relationships with major restaurant chains are primarily handled through an integrated effort of top-level executive and sales management at the corporate and business division levels to best serve each customer's needs. International sales are primarily made through a network of company owned and local independent distributors and dealers.

Food Processing Equipment Group

The company maintains a direct sales force to market the brands and maintain direct relationships with each of its customers. In North America, the company employs regional sales managers, each with responsibility for a group of customers and a particular region. This sales force is complimented with involvement of executive management to maintain relationships with customer executives and facilitate coordination amongst the brands for the key global accounts. Internationally, the company maintains sales and distribution offices in Brazil, China, Denmark, Dubai, France, Mexico and Russia along with global sales managers supported by a network of independent sales representatives.

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

Residential Kitchen Equipment Group

The company’s products are marketed through a network of distributors, dealers, designers, and home builders to the residential customers. The company markets and sells its products to these channels through a company-employed sales force. The company’s products are distributed through a combination of an independent network of distributors and its wholly owned distribution operations. The company's wholly owned distribution operations were established in connection with the Viking and related Viking Distributors' acquisitions and include two primary customer support centers and regional warehouse and logistic operations, which stock products and service parts for the respective region.

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

Commercial Foodservice Equipment Group

The company's domestic service network consists of over 100 authorized service parts distributors and 3,000 independent certified technicians who have been formally trained and certified by the company through its factory training school and on-site installation training programs. Technicians work through service parts distributors, which are required to provide around-the-clock service. The company provides real-time technical support to the technicians in the field through factory-based technical service engineers. The company maintains sufficient service parts inventory to ensure short lead times for service calls.

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

Residential Kitchen Equipment Group

The company maintains a network of independent authorized service agents throughout North America. Authorized service agents are supported and trained by regional factory-support centers of the company. Trained technical support personnel are available to support independent service agents with technical information and assist in repair issues. The factory-support centers also dispatch service technicians to the customer and provide follow-up and monitoring to ensure field issues are resolved. The company's independent service agents maintain a stock of factory-supplied parts to allow for a high first-call completion rate for service and warranty repairs. The company maintains a substantial amount of service parts at each of its manufacturing operations and at regional service parts depots to provide for quick ship of parts to service agents and end-user customers when necessary.

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

Competition

The commercial foodservice, food processing and residential kitchen equipment industries are highly competitive and fragmented. Within a given product line the company may compete with a variety of companies, including companies that manufacture a broad line of products and those that specialize in a particular product category. Competition is based upon many factors, including brand recognition, product features, reliability, quality, price, delivery lead times, serviceability and after-sale service. The company believes that its ability to compete depends on strong brand equity, exceptional product performance, short lead-times and timely delivery, competitive pricing and superior customer service support. In the international markets, the company competes with U.S. manufacturers and numerous global and local competitors.

The company believes that it is one of the largest multiple-line manufacturers of commercial kitchen, food processing and residential kitchen equipment in the U.S. and worldwide although some of its competitors are units of operations that are larger than the company and possess greater financial and personnel resources. Among the company's major competitors to the Commercial Foodservice Equipment Group are: Manitowoc Company, Inc.; Vulcan-Hart and Hobart Corporation, subsidiaries of Illinois Tool Works Inc.; Electrolux; Groen, a subsidiary of Dover Corporation; Rational AG; and the Ali Group. Major competitors to the Food Processing Equipment Group include AMF Bakery Systems, The GEA Group, JBT Technologies, Marel, and Provisur. The residential kitchen appliance sector is highly competitive and includes a number of large global competitors including, Whirlpool Corporation, Electrolux, GE Appliances, LG Corporation, Panasonic Corporation and Samsung Group. However, within the premium segment of this kitchen equipment market, there are fewer competitors and the company’s primary competition includes Wolf and Subzero, subsidiaries of Sub-Zero Group, Inc.; Thermador, Bosch and Gaggenau, subsidiaries of Bosch Siemens; Dacor and Miele.

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

The Commercial Foodservice Equipment Group manufactures its products in thirteen domestic and ten international production facilities. These production facilities are located in Brea, California; Vacaville, California; Windsor, California; Elgin, Illinois; Mundelein, Illinois; Menominee, Michigan; Bow, New Hampshire; Fuquay-Varina, North Carolina; Cookeville, Tennessee; Smithville, Tennessee; Carrollton, Texas; Burlington, Vermont; Redmond, Washington; New South Wales, Australia: Qingdao, China; Shanghai, China; Randers, Denmark; Nusco, Italy; Scandicci, Italy; Laguna, the Philippines; Lincoln, the United Kingdom; Warwickshire, the United Kingdom and Wrexham, the United Kingdom.

The Food Processing Equipment Group manufactures its products in seven domestic and three international production facilities. These production facilities are located in Gainesville, Georgia; Chicago, Illinois; Algona, Iowa; Clayton, North Carolina; Plano, Texas; Waynesboro, Virginia; Lodi, Wisconsin; Mauron, France; Reichenau, Germany and Norwich, the United Kingdom.

The Residential Kitchen Equipment Group manufactures its products in six domestic and nine international production facilities. These production facilities are located in Downey, California; Greenville, Michigan; Greenwood, Mississippi; Brown Deer, Wisconsin; Rosyl St. Pierre, France; Saint Ouen L'aumone, France; Saint Symhorien, France; Waterford, Ireland; Gee Targu Mures, Romania; Coalbrookdale, the United Kingdom; Ketley, the United Kingdom; Leamington Spa, the United Kingdom and Nottingham, the United Kingdom.

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

Research and Development

The company believes its future success will depend in part on its ability to develop new products and to improve existing products. Much of the company's research and development efforts at the Commercial Foodservice Equipment Group, the Food Processing Equipment Group and the Residential Kitchen Equipment Group are directed to the development and improvement of products designed to reduce cooking and processing time, increase capacity or throughput, reduce energy consumption, minimize labor costs, improve product yield and improve safety, while maintaining consistency and quality of cooking production and food preparation. The company has identified these issues as key concerns for most of its customers. The company often identifies product improvement opportunities by working closely with customers on specific applications. Most research and development activities are performed by the company's technical service and engineering staff located at each manufacturing location. On occasion, the company will contract outside engineering firms to assist with the development of certain technical concepts and applications. See Note 4(o) to the Consolidated Financial Statements for further information on the company's research and development activities.

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

The company's leading portfolio of trade names of its Commercial Foodservice Equipment Group include Anets®, Beech®, Blodgett®, Blodgett Combi®, Blodgett Range®, Bloomfield®, Britannia®, CTX®, Carter-Hoffmann®, Celfrost®, Concordia®, CookTek®, Desmon®, Doyon®, Eswood®, FriFri®, Giga®, Goldstein®, Holman®, Houno®, IMC®, Induc®, Jade®, Lang®, Lincat®, MagiKitch'n®, Market Forge®, Marsal®, Middleby Marshall®, MPC®, Nieco®, Nu-Vu®, PerfectFry®, Pitco Frialator®, Southbend®, Star®, Toastmaster®, Turbochef®, Wells® and Wunder-Bar®.

The company’s leading portfolio of trade names of its Food Processing Equipment Group include Alkar®, Armor Inox®, Auto-Bake®, Baker Thermal Solutions®, Cozzini®, Danfotech®, Drake®, Maurer-Atmos®, MP Equipment®, RapidPak®, Spooner Vicars®, Stewart Systems® and Thurne®.

The company’s leading portfolio of trade names of its Residential Kitchen Equipment Group include AGA®, AGA Cookshop®, Brigade®, Divertimenti®, Falcon®, Fired Earth®, Grange®, Heartland®, La Cornue®, Leisure Sinks®, Lynx®, Marvel®, Mercury®, Rangemaster®, Rayburn®, RedFyre®, Sedona®, Stanley®, ®TurboChef®, U-Line® and Viking®.

The company holds a broad portfolio of patents and licenses covering technology and applications related to various products, equipment and systems. Management believes the expiration of any one of these patents would not have a material adverse effect on the overall operations or profitability of the company.

Employees

Commercial Foodservice Equipment Group

As of January 2, 2016, 3,215 persons were employed within the Commercial Foodservice Equipment Group. Of this amount, 1,313 were management, administrative, sales, engineering and supervisory personnel; 1,694 were hourly production non-union workers; and 208 were hourly production union members. Included in these totals were 1,284 individuals employed outside of the United States, of which 711 were management, sales, administrative and engineering personnel, 499 were hourly production non-union workers and 74 were hourly production union workers, who participate in an employee cooperative. At its Windsor, California facility, the company has a union contract with the Sheet Metal Workers International Association that expires on December 31, 2016. At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on July 31, 2017. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that expires on June 30, 2016. Management believes that the relationships between employees, unions and management are good.

Food Processing Equipment Group

As of January 2, 2016, 1,057 persons were employed within the Food Processing Equipment Group. Of this amount, 537 were management, administrative, sales, engineering and supervisory personnel; 392 were hourly production non-union workers; and 128 were hourly production union members. Included in these totals were 445 individuals employed outside of the United States, of which 238 were management, sales, administrative and engineering personnel and 207 were hourly production non-union workers. At its Lodi, Wisconsin facility, the company has a contract with the International Association of Bridge, Structural, Ornamental and Reinforcing Ironworkers that expires on December 31, 2018. At its Algona, Iowa facility, the company has a union contract with the United Food and Commercial Workers that expires on December 31, 2018. Management believes that the relationships between employees, unions and management are good.

Residential Kitchen Equipment Group

As of January 2, 2016, 3,501 persons were employed within the Residential Kitchen Equipment Group. Of this amount, 1,771 were management, administrative, sales, engineering and supervisory personnel and 1,730 were hourly production workers. Included in these totals were 2,324 individuals employed outside of the United States, of which 1,326 were management, sales, administrative and engineering personnel and 998 were hourly non-union production workers. Management believes that the relationships between employees and management are good.

Corporate

As of January 2, 2016, 27 persons were employed at the corporate office.

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

The company now has and may continue to have a significant amount of indebtedness. At January 2, 2016, the company had $766.1 million of borrowings and $6.9 million in letters of credit outstanding. To the extent the company requires additional capital resources, there can be no assurance that such funds will be available on favorable terms, or at all. The unavailability of funds could have a material adverse effect on the company’s financial condition, results of operations and ability to expand the company’s operations.

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

Under the company’s current credit agreement, the company is required to maintain certain specified financial ratios and meet financial tests, including certain ratios of leverage and fixed charge coverage. The company’s ability to comply with these requirements may be affected by matters beyond its control, and, as a result, there can be no assurance that the company will be able to meet these ratios and tests. A breach of any of these covenants would prevent the company from being able to draw under the company's revolver and would result in a default under the company’s current credit agreement. In the event of a default under the company’s current credit agreement, the lenders could terminate their commitments and declare all amounts borrowed, together with accrued interest and other fees, to be immediately due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable at such time. The company may be unable to pay these debts in these circumstances.

The company has a significant amount of goodwill and could suffer losses due to asset impairment charges.

The company’s balance sheet includes a significant amount of goodwill, which represents approximately 36% of its total assets as of January 2, 2016. The excess of the purchase price over the fair value of assets acquired, including identifiable intangible assets, and liabilities assumed in conjunction with acquisitions is recorded as goodwill. In accordance with Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other”, the company’s long-lived assets (including goodwill and other intangibles) are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of long-lived assets, the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. Various uncertainties, including continued adverse conditions in the capital markets or changes in general economic conditions, could impact the future operating performance at one or more of the company’s businesses, which could significantly affect the company’s valuations and could result in additional future impairments. Also, estimates of future cash flows are judgments based on the company’s experience and knowledge of operations. These estimates can be significantly impacted by many factors, including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges. Any such charge could have a material adverse effect on the company’s reported net earnings.

The company's defined benefit pension plans are subject to financial market risks that could adversely affect the company's financial statements.

The performance of the financial markets and interest rates impact our defined benefit pension plan expenses and funding obligations. Significant changes in market interest rates, decreases in fair value of plan assets, investment losses on plan assets and changes in discount rates may increase the company's funding obligations and adversely impact our financial statements. In addition, upward pressure on the cost of providing healthcare coverage to current employees and retirees may increase our future funding obligations and adversely affect our financial statements.

Competition in the commercial foodservice, food processing, and residential kitchen equipment industries is intense and could impact the company’s results of operations and cash flows.

The company operates in highly competitive industries. In each of the company’s three business segments, competition is based on a variety of factors including product features and design, brand recognition, reliability, durability, technology, energy efficiency, breadth of product offerings, price, customer relationships, delivery lead-times, serviceability and after-sale service. The company has numerous competitors in each business segment. Many of the company’s competitors are substantially larger and enjoy substantially greater financial, marketing, technological and personnel resources. These factors may enable them to develop similar or superior products, to provide lower cost products and to carry out their business strategies more quickly and efficiently than the company can. In addition, some competitors focus on particular product lines or geographic regions or emphasize their local manufacturing presence or local market knowledge. Some competitors have different pricing structures and may be able to deliver their products at lower prices. Although the company believes that the performance and price characteristics of its products will provide competitive solutions for its customers’ needs, there can be no assurance that the company’s customers will continue to choose the company’s products over products offered by its competitors.

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

Price changes in some materials and disruptions in supply could affect the company’s profitability.

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

The company relies primarily on trade secret, copyright, service mark, trademark and patent law and contractual protections to protect the company’s proprietary technology and other proprietary rights. The company has filed numerous patent applications covering the company’s technology. Notwithstanding the precautions the company takes to protect its intellectual property rights, it is possible that third parties may copy or otherwise obtain and use the company’s proprietary technology without authorization or may otherwise infringe on the company’s rights. In some cases, including with respect to a number of the company’s most important products, there may be no effective legal recourse against duplication by competitors. In the future, the company may have to rely on litigation to enforce its intellectual property rights, protect its trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs to the company and diversions of the company’s resources, either of which could adversely affect the company’s business.

Any infringement by the company on patent rights of others could result in litigation and adversely affect its ability to continue to provide, or could increase the cost of providing, the company’s products and services.

Patents of third parties may have an important bearing on the company’s ability to offer some of its products and services. The company’s competitors, as well as other companies and individuals, may obtain patents related to the types of products and services the company offers or plans to offer. There can be no assurance that the company is or will be aware of all patents containing claims that may pose a risk of infringement by its products and services. In addition, some patent applications in the United States are confidential until a patent is issued and, therefore, the company cannot evaluate the extent to which its products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of the company’s products or services were to infringe patents held by others, the company may be required to stop developing or marketing the products or services, to obtain licenses from the holders of the patents to develop and market the services, or to redesign the products or services in such a way as to avoid infringing on the patent claims. The company cannot assess the extent to which it may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether it would be able to obtain such licenses on commercially reasonable terms. If the company were unable to obtain such licenses, it also may not be able to redesign the company’s products or services to avoid infringement, which could materially adversely affect the company’s business, financial condition and operating results.

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

The company offers purchasers of its products warranties covering workmanship and materials typically for one year and, in certain circumstances, for periods of up to ten years, during which periods the company or an authorized service representative will make repairs and replace parts that have become defective in the course of normal use. The company estimates and records its future warranty costs based upon past experience. These warranty expenses may increase in the future and may exceed the company’s warranty reserves, which, in turn, could adversely affect the company’s financial performance.

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

Because the company has a significant number of workers whose employment is subject to collective bargaining agreements and labor union representation, the company is vulnerable to possible organized work stoppages and similar actions. Unionized employees accounted for approximately 4% of the company’s workforce as of January 2, 2016. The company has union contracts with employees at its facilities in Windsor, California; Algona, Iowa; Elgin, Illinois and Lodi, Wisconsin that extend through December 2016, December 2018, July 2017 and December 2018, respectively. The company also has a union workforce at its manufacturing facility in the Philippines under a contract that extends through June 2016. Approximately 2% of the company's workforce is covered by collective bargaining agreements that expire within one year. Any future strikes, employee slowdowns or similar actions by one or more unions, in connection with labor contract negotiations or otherwise, could have a material adverse effect on the company’s ability to operate the company’s business.

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

The trading price of the company's common stock has been volatile, and investors in the company's common stock may experience substantial losses.

The trading price of the company's common stock has been volatile and may become volatile again in the future. The trading price of the company's common stock could decline or fluctuate in response to a variety of factors, including:

•	the company's failure to meet the performance estimates of securities analysts;

•	changes in buy/sell recommendations by securities analysts;

•	fluctuations in our operating results;

•	substantial sales of the company's common stock

•	general stock market conditions; or

•	other economic or external factors.

Item 1B.      Unresolved Staff Comments

Not applicable.

Item 2.      Properties

The company's principal executive offices are located in Elgin, Illinois. The company operates twenty-six manufacturing facilities in the U.S and twenty-two manufacturing facilities internationally.

The principal properties of the company used to conduct business operations are listed below:

Location	Principal Function	Square Footage	Owned/ Leased	Lease Expiration
Commercial Foodservice:
Brea, CA	Manufacturing, Warehousing and Offices	80,700	Leased	September 2018
Vacaville, CA	Manufacturing, Warehousing and Offices	39,500	Leased	April 2016
Windsor, CA	Manufacturing, Warehousing and Offices	75,000	Leased	October 2017
Elgin, IL	Manufacturing, Warehousing and Offices	207,000	Owned	N/A
Mundelein, IL	Manufacturing, Warehousing and Offices	70,000	Owned	N/A
Menominee, MI	Manufacturing, Warehousing and Offices	60,000	Owned	N/A
St. Louis, MO	Offices	46,900	Leased	August 2017
Bow, NH	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
Pembroke, NH	Warehousing	111,900	Leased	July 2024
Fuquay-Varina, NC	Manufacturing, Warehousing and Offices	138,900	Owned	N/A
Cookeville, TN	Manufacturing, Warehousing and Offices	90,000	Leased	March 2016
Smithville, TN	Manufacturing, Warehousing and Offices	268,000	Owned	N/A
Carrollton, TX	Manufacturing, Warehousing and Offices	132,400	Leased	August 2022
Burlington, VT	Manufacturing, Warehousing and Offices	135,400	Owned	N/A
Essex Junction, VT	Manufacturing, Warehousing and Offices	100,000	Leased	June 2024
Redmond, WA	Manufacturing, Warehousing and Offices	42,400	Leased	May 2022
New South Wales, Australia	Manufacturing, Warehousing and Offices	204,900	Owned	N/A
Qingdao, China	Manufacturing, Warehousing and Offices	5,200	Leased	May 2020
Shanghai, China	Manufacturing, Warehousing and Offices	74,000	Leased	April 2016
Randers, Denmark	Manufacturing, Warehousing and Offices	79,400	Owned	N/A
Nusco, Italy	Manufacturing, Warehousing and Offices	24,200	Owned	N/A
Scandicco, Italy	Manufacturing, Warehousing and Offices	41,400	Leased	April 2025
Laguna, the Philippines	Manufacturing, Warehousing and Offices	109,900	Owned	N/A
Lincoln, the United Kingdom	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
Warwickshire, the United Kingdom	Manufacturing, Warehousing and Offices	12,000	Owned	N/A
Wrexham, the United Kingdom	Manufacturing, Warehousing and Offices	62,600	Owned	N/A

Food Processing:
Gainesville, GA	Manufacturing, Warehousing and Offices	106,000	Owned	N/A
Chicago, IL	Manufacturing, Warehousing and Offices	64,400	Leased	December 2016
Algona, IA	Manufacturing, Warehousing and Offices	70,100	Owned	N/A
Clayton, NC	Manufacturing, Warehousing and Offices	65,300	Leased	October 2019
Plano, TX	Manufacturing, Warehousing and Offices	133,300	Leased	April 2022
Waynesboro, VA	Manufacturing, Warehousing and Offices	26,400	Owned	N/A
Waynesboro, VA	Manufacturing, Warehousing and Offices	11,500	Leased	July 2017
Lodi, WI	Manufacturing, Warehousing and Offices	114,600	Owned	N/A
Mauron, France	Manufacturing, Warehousing and Offices	98,000	Leased	April 2016
Reichenau, Germany	Manufacturing, Warehousing and Offices	57,900	Leased	December 2021
Norwich, the United Kingdom	Manufacturing, Warehousing and Offices	39,200	Owned	N/A

Location	Principal Function	Square Footage	Owned/ Leased	Lease Expiration
Residential Kitchen:
Baldwin Park, CA	Warehousing and Offices	61,400	Leased	April 2017
Downey, CA	Manufacturing, Warehousing and Offices	122,500	Leased	December 2019
Suwanne, GA	Warehousing and Offices	142,000	Leased	January 2018
Greenville, MI	Manufacturing, Warehousing and Offices	225,000	Owned	N/A
Greenwood, MS	Manufacturing, Warehousing and Offices *	738,000	Owned	N/A
Brown Deer, WI	Manufacturing, Warehousing and Offices	144,800	Leased	May 2017
Rosyl St Pierre, France	Manufacturing and Warehousing	40,900	Owned	N/A
Saint Ouen L'aumone, France	Manufacturing and Warehousing	30,400	Leased	April 2021
Saint Symphorien, France	Manufacturing and Warehousing	155,000	Owned	N/A
Waterford, Ireland	Manufacturing, Warehousing and Offices	55,000	Leased	July 2027
Adderbury, the United Kingdom	Warehousing and Offices	81,000	Leased	August 2020
Coalbrookdale, the United Kingdom	Manufacturing and Offices	153,100	Owned	N/A
Ketley, the United Kingdom	Manufacturing and Offices	217,300	Owned	N/A
Leamington Spa, the United Kingdom	Manufacturing and Offices	270,200	Owned	N/A
Leamington Spa, the United Kingdom	Warehousing and Offices	100,300	Leased	August 2019
Nottingham, the United Kingdom	Manufacturing and Offices	153,100	Owned	N/A
Gee Targu Mures, Romania	Manufacturing and Warehousing	48,000	Owned	N/A

 * Contains three separate manufacturing facilities.

At various other locations the company leases small amounts of office space for administrative, distribution and sales functions, and in certain instances limited short-term inventory storage. These locations are in Brazil, China, Czech Republic, Dubai, France, India, Italy, Mexico, Spain, the United Kingdom and various locations in the United States.

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

	Closing Share Price
	High	Low
Fiscal 2015
First quarter	$109.00	$93.34
Second quarter	114.75	100.98
Third quarter	124.08	102.71
Fourth quarter	120.33	102.65
Fiscal 2014
First quarter	$99.92	$79.30
Second quarter	91.37	72.52
Third quarter	91.85	71.77
Fourth quarter	99.93	79.66

Shareholders

The company estimates there were approximately 78,742 record holders of the company's common stock as of February 29, 2016.

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

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
October 4 to October 31, 2015	—	$—	—	2,610,047
November 1 to November 28, 2015	—	—	—	2,610,047
November 29 to January 2, 2016	—	—	—	2,610,047
Year ended January 2, 2016	—	$—	—	2,610,047

(1) In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of common shares in open market purchases. During 2013, the company's Board of Directors authorized the purchase of additional common shares in open market purchases. As of January 2, 2016, the total number of shares authorized for repurchase under the program is 4,570,266. As of January 2, 2016, 1,960,219 shares had been purchased under the 1998 stock repurchase program. At January 2, 2016, the company had a total of 4,862,264 shares in treasury amounting to $200.9 million.

In June 2014, the company’s Board of Directors approved a three-for-one split of the company’s common stock in the form of a stock dividend. The stock dividend was paid on June 27, 2014 to shareholders of record as of June 16, 2014. The company’s stock began trading on a split-adjusted basis on June 27, 2014. The stock split effectively tripled the number of shares outstanding at June 27, 2014.

Item 6. Selected Financial Data

(amounts in thousands, except per share data)
Fiscal Year Ended(1, 2)

	2015	2014	2013	2012	2011
Income Statement Data:
Net sales	$1,826,598	$1,636,538	$1,428,685	$1,038,174	$855,907
Cost of sales	1,120,093	995,953	878,674	635,185	511,770
Gross profit	706,505	640,585	550,011	402,989	344,137
Selling and distribution expenses	193,353	182,578	155,639	106,129	91,113
General and administrative expenses	181,795	157,016	140,809	108,776	104,314
Restructuring expenses	28,754	7,078	9,101	—	—
Gain on litigation settlement	—	(6,519)	—	—	—
Income from operations	302,603	300,432	244,462	188,084	148,710
Net interest expense and deferred financing amortization, net	16,967	15,592	15,901	9,238	8,503
Other expense (income), net	4,469	4,050	2,780	4,406	(241)
Earnings before income taxes	281,167	280,790	225,781	174,440	140,448
Provision for income taxes	89,557	87,478	71,853	53,743	44,975
Net earnings	$191,610	$193,312	$153,928	$120,697	$95,473

Net earnings per share:
Basic	$3.36	$3.41	$2.76	$2.22	$1.77
Diluted	$3.36	$3.40	$2.74	$2.20	$1.75

Weighted average number of shares outstanding:
Basic	56,951	56,764	55,831	54,377	53,993
Diluted	56,973	56,784	56,148	54,807	54,686

Balance Sheet Data:
Working capital (3)	$285,191	$285,817	$234,349	$170,167	$(182,234)
Total assets	2,761,151	2,066,131	1,819,206	1,244,280	1,146,512
Total debt	766,061	598,167	571,598	260,070	317,335
Stockholders' equity	1,166,830	1,006,760	838,347	650,027	510,969

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

(2)	The company has acquired numerous businesses in the periods presented. Please see Footnote 2 in the Notes to Consolidated Financial Statements for further information.

(3)	In 2011, the company's senior secured revolving credit line was classified as a current liability due to the maturity date being within twelve months of the financial statement date.

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

NET SALES SUMMARY
(dollars in thousands)

Fiscal Year Ended(1)
	2015		2014		2013
	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:

Commercial Foodservice	$1,121,046	61.4%	$1,041,228	63.6%	$895,494	62.7%

Food Processing	297,712	16.3	322,783	19.7	301,522	21.1

Residential Kitchen	407,840	22.3	272,527	16.7	231,669	16.2

Total	$1,826,598	100.0%	$1,636,538	100.0%	$1,428,685	100.0%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.3	60.9	61.5
Gross profit	38.7	39.1	38.5
Selling, general and administrative expenses	20.6	20.7	20.8
Restructuring expenses	1.6	0.4	0.6
Gain on litigation settlement	—	(0.4)	—
Income from operations	16.5	18.4	17.1

Interest expense and deferred financing amortization, net	0.9	1.0	1.1
Other expense, net	0.2	0.3	0.2
Earnings before income taxes	15.4	17.1	15.8
Provision for income taxes	4.9	5.3	5.0
Net earnings	10.5%	11.8%	10.8%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Fiscal Year Ended January 2, 2016 as Compared to January 3, 2015

Net sales. Net sales in fiscal 2015 increased by $190.1 million or 11.6% to $1,826.6 million as compared to $1,636.5 million in fiscal 2014. The increase in net sales of $231.3 million, or 14.1%, was attributable to acquisition growth, resulting from the fiscal 2014 acquisitions of PES, Concordia and U-Line and the fiscal 2015 acquisitions of Desmon, Goldstein Eswood, Marsal, Induc, Thurne, AGA and Lynx.  Excluding acquisitions, net sales decreased $41.2 million, or 2.5%, from the prior year. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for fiscal 2015 reduced net sales by approximately $48.5 million or 3.0%. On a constant currency basis, organic sales growth amount to 0.4% for the year, including a net sales increase of 6.3% at the Commercial Foodservice Equipment Group, a net sales decrease of 8.3% at the Food Processing Equipment Group and a net sales decrease of 11.6% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $79.8 million or 7.7% to $1,121.0 million in fiscal 2015, as compared to $1,041.2 million in fiscal 2014. Net sales from the acquisitions of Concordia, Desmon, Goldstein Eswood, Marsal and Induc which were acquired on September 8, 2014, January 7, 2015, January 30, 2015, February 10, 2015 and May 30, 2015, respectively, accounted for an increase of $42.3 million during fiscal 2015. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $37.5 million, or 3.6%, as compared to the prior year. On a constant currency basis, organic net sales increased 6.3% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $59.0 million, or 8.1%, to $783.8 million, as compared to $724.8 million in the prior year. This includes an increase of $11.4 million from recent acquisitions. Excluding the acquisitions, the net increase of $47.6 million, or 6.6%, in domestic sales includes continued growth with customer initiatives to improve efficiencies in restaurant operations by adopting new cooking and warming technologies. International sales increased $20.8 million, or 6.6%, to $337.2 million, as compared to $316.4 million in the prior year. This includes the increase of $30.9 million from the recent acquisitions, offset by $28.2 million related to the unfavorable impact of exchange rates. The change in both domestic and international net sales also includes the favorable impact of increased prices over the prior year, which is estimated to have increased net sales by 2% to 3% as compared to the prior year.

•
Net sales of the Food Processing Equipment Group decreased by $25.1 million or 7.8% to $297.7 million in fiscal 2015, as compared to $322.8 million in fiscal 2014.  Net sales from the acquisitions of PES and Thurne which were acquired on March 31, 2014, and April 7, 2015, respectively, accounted for an increase of $19.2 million.  Excluding the impact of these acquisitions, net sales of the Food Processing Equipment Group decreased $44.3 million, or 13.7%. On a constant currency basis, organic net sales decreased 8.3% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $41.7 million, or 27.0%, to $196.4 million, as compared to $154.7 million in the prior year. This includes an increase of $18.0 million from recent acquisitions. Excluding the acquisitions, the net increase of $23.7 million, or 15.3%. International sales decreased $66.8 million, or 39.7%, to $101.3 million, as compared to $168.1 million in the prior year. This includes the increase of $1.2 million from the recent acquisitions. The decrease in sales reflects a $17.4 million unfavorable impact of foreign exchange rates, challenging economic conditions in certain international markets and the timing of large orders associated with this business, impacting the growth in comparative periods. Although total net sales in this segment declined during the year, backlog increased to $108.5 million at the end of fiscal 2015 from $67.7 million at the end of fiscal 2014 as incoming orders exceeded shipments during the year due to the timing of certain large orders. Due to the nature of competitive bidding on large jobs and variability of equipment mix in comparison to the prior year, the impact of price changes are not estimated to be a significant or meaningful factor in the change in net sales from the prior year.

•
Net sales of the Residential Kitchen Equipment Group increased by $135.3 million or 49.7% to $407.8 million in fiscal 2015, as compared to $272.5 million in fiscal 2014. Net sales from the acquisitions of U-Line, AGA and Lynx which were acquired on November 5, 2014, September 23, 2015 and December 15, 2015, respectively, accounted for an increase of $169.8 million. Excluding the impact of these acquisitions, net sales of the Residential Kitchen Equipment Group decreased $34.5 million, or 12.7%. On a constant currency basis, organic net sales decreased 11.6% at the Residential Kitchen Equipment Group. Domestically, the company also realized a sales increase of $35.0 million, or 13.5%, to $294.6 million, as compared to $259.6 million in the prior year. This includes an increase of $66.4 million from recent acquisitions. Excluding the acquisitions, the net sales decreased $31.4 million, or 12.1%. International sales increased $100.3 million, or 777.5%, to $113.2 million, as compared to $12.9 million in the prior year. This includes the increase of $103.4 million from the recent acquisitions, offset by $2.9 million related to the unfavorable impact of exchange rates. Organic sales growth for the year was adversely impacted by the announced recall of Viking product in 2015. Additionally, sales were impacted by the discontinuation of certain non-Viking manufactured products sold by the Distributors in 2014, resulting in comparatively lower sales in 2015 and lack of product availability related to the transition and initial production startup for a new line of Viking refrigeration in the first half of 2015. The net organic decrease in sales is net of price increases, which are estimated to have added approximately 2% to net sales in comparison to the prior year.

Gross profit. Gross profit increased by $65.9 million to $706.5 million in fiscal 2015 from $640.6 million in fiscal 2014. The increase in the gross profit reflects the impact of increased acquisition sales, offset by the impact of foreign exchange rates, which reduced gross profit by $13.8 million. Gross margin rate decreased from 39.1% in 2014 to 38.7% in 2015. The impact of increased selling prices net of higher input costs is not estimated to have a meaningful impact to the gross margin rate in comparison to the prior year.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $28.7 million, or 6.7%, to $457.9 million in fiscal 2015 as compared to $429.2 million in fiscal 2014. The gross margin rate declined to 40.8% as compared to 41.2% in the prior year. Gross profit from the acquisitions of Concordia, Desmon, Goldstein Eswood, Marsal and Induc accounted for approximately $15.4 million of the increase in gross profit during fiscal 2015. Excluding the recent acquisitions, the gross profit increased by approximately $13.3 million on the higher sales volumes. The gross margin rate was slightly less than the prior year reflecting the impact of sales mix, including the effect of lower margins at recent acquisitions.

•
Gross profit at the Food Processing Equipment Group decreased by $6.0 million, or 4.9%, to $116.1 million in fiscal 2015 as compared to $122.1 million in fiscal 2014. The gross margin rate increased to 39.0% in fiscal 2015 as compared to 37.8% in fiscal 2014. Gross profit from the acquisitions of PES and Thurne accounted for approximately $6.1 million of the increase in gross profit during fiscal 2015. Excluding the recent acquisitions, the gross profit decreased by approximately $12.1 million on lower sales volumes. However, the gross margin rate improved as the company realized the favorable impact of ongoing integration initiatives related to recent acquisitions.

•
Gross profit at the Residential Kitchen Equipment Group increased by $40.3 million, or 44.5%, to $130.9 million in fiscal 2015 as compared to $90.6 million in fiscal 2014. Gross profit from the acquisition of U-Line, AGA and Lynx accounted for approximately $53.9 million of the increase in gross profit during fiscal 2015. Excluding the recent acquisitions, the gross profit decreased by approximately $13.6 million on lower sales volumes offsetting price increases. The gross margin rate declined to 32.1% in fiscal 2015 as compared to 33.2% in fiscal 2014, due to the impact of lower gross margins at the recent acquisitions offsetting improved margins at Viking related to ongoing initiatives related to profitability improvement.

Selling, general and administrative expenses. Combined selling, general, and administrative expenses increased by $63.8 million to $404.0 million in fiscal 2015 from $340.2 million in 2014. As a percentage of net sales, operating expenses amounted to 20.5% in fiscal 2015 and 20.8% in fiscal 2014, excluding restructuring charges and the prior year gain on patent litigation settlement.

Selling expenses increased $10.8 million to $193.4 million from $182.6 million, reflecting an increase of $27.8 million associated with the Concordia, U-Line, Desmon, Goldstein Eswood, Thurne, Induc, AGA and Lynx acquisitions. This increase was offset in part by the favorable impact of $5.4 million in foreign currency translation, $10.4 million in reduced compensation and commissions reflecting the impact of cost reduction initiatives implemented in 2014 and 2015 and $3.5 million of lower advertising expense.

General and administrative expenses increased $24.8 million to $181.8 million from $157.0 million, reflecting an increase of $30.6 million associated with the Concordia, U-Line, Desmon, Goldstein Eswood, Thurne, Induc, AGA and Lynx acquisitions including $7.8 million of non-cash intangible amortization expense and $7.3 million related to AGA acquisition transaction costs. The increase was offset in part by the favorable impact of $3.9 million in foreign currency translation and
$5.7 million in lower compensation costs.

Restructuring expenses increased $21.7 million to $28.8 million from $7.1 million, reflecting restructuring costs of $25.5 million at the Residential Kitchen Group related to the integration of the Viking Distributors acquired in 2013 and 2014 and cost reduction initiatives related to AGA primarily associated with headcount reductions. Additionally, restructuring charges increased $3.3 million related to the consolidation of production facilities at the Food Processing Equipment Group and Commercial Foodservice Equipment Group. In the prior year period, restructuring charges of $7.1 million were incurred associated with the reorganization of the Residential Kitchen Equipment Group.

In the prior year, the gain on patent litigation consisted of $6.5 million of proceeds from a settlement related to a patent infringement matter.

Income from operations. Income from operations increased $2.2 million to $302.6 million in fiscal 2015 from $300.4 million in fiscal 2014. The increase in operating income resulted from the increase in net sales and gross profit, offset in part by increased operating and restructuring expenses. Operating income as a percentage of net sales amounted to 16.5% in 2015 as compared to 18.4% in 2014. Excluding the impact of restructuring expenses and gain on litigation settlement, operating income as a percentage of net sales amounted to 18.1% in 2015 in comparison to 18.4% in 2014, reflecting a slight decline from lower operating margins on recent acquisitions.

Income from operations in 2015 included $68.8 million of non-cash expenses, including $25.5 million of depreciation expense, $27.4 million of intangible amortization related to acquisitions and $15.9 million of stock based compensation. This compares to $56.8 million of non-cash expenses in the prior year, including $15.5 million of depreciation expense, $24.6 million of intangible amortization related to acquisitions, and $16.7 million of stock based compensation costs.

Non-operating expenses. Non-operating expenses increased $1.8 million to $21.5 million in fiscal 2015 from $19.7 million in fiscal 2014. Net interest expense increased $1.4 million from $15.6 million in fiscal 2014 to $17.0 million in fiscal 2015 due to higher debt balances related to the funding of acquisitions. Other expense was $4.5 million in fiscal 2015 as compared to $4.1 million in fiscal 2014 primarily reflecting foreign exchange losses during the year.

Income taxes. A tax provision of $89.6 million, at an effective rate of 31.9%, was recorded for fiscal 2015 as compared to $87.5 million at an effective rate of 31.2%, in fiscal 2014. The current year effective tax rate is comprised of a 35.0% U.S. federal tax rate and 2.1% in U.S. state income taxes, 0.6% in other adjustments, net of 2.6% in U.S. domestic manufacturers deduction, 1.1% in permanent tax deductions and 2.1% in foreign rate differentials. In comparison to the prior year, the tax provision reflects a 0.7% higher effective rate impact mostly related to a decrease in permanent tax benefits and an increase in tax reserves.

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

General and administrative expenses increased $16.2 million to $157.0 million from $140.8 million, reflecting an increase of $11.9 million associated with the recently acquired Celfrost, Wunder-Bar, Market Forge, PES, Concordia and U-Line operations including $2.8 million of non-cash intangible amortization expense. General and administrative expenses also included an increase of $3.7 million related to professional fees associated with acquisition related activities.

Restructuring expenses decreased $2.0 million to $7.1 million from $9.1 million, related to acquisition integration initiatives pertaining to the Residential Kitchen Equipment Group.

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

Income taxes. A tax provision of $87.5 million, at an effective rate of 31.2%, was recorded for fiscal 2014 as compared to $71.9 million at an effective rate of 31.8%, in fiscal 2013. The current year effective tax rate is comprised of a 35.0% U.S. federal tax rate and 2.2% in U.S. state income taxes, 0.2% in other adjustments, net of 2.3% in U.S. domestic manufacturers deductions, 2.0% in permanent tax deductions and 1.9% in foreign rate differentials. In comparison to the prior year, the tax provision reflects a lower effective rate impact related to decreased international tax provision resulting from increased earnings in lower rate jurisdictions and an increase in permanent tax benefits, which reduced the effective tax rate by 0.9% and 0.8%, respectively. The effective tax rate reflects a detriment from increased state tax provisions of 1.3%.

Financial Condition and Liquidity

Total cash and cash equivalents increased by $11.6 million to $55.5 million at January 2, 2016 from $43.9 million at January 3, 2015. Net borrowings increased to $766.1 million at January 2, 2016, from $598.2 million at January 3, 2015.

Operating activities. Net cash provided by operating activities before changes in assets and liabilities amounted to $263.5 million as compared to $266.6 million in the prior year. Adjustments to reconcile 2015 net earnings to operating cash flows before changes in assets and liabilities included $25.5 million of depreciation and $28.6 million of amortization, $15.9 million of non-cash stock compensation expense and $1.9 million of deferred tax provision.

Net cash provided by operating activities after changes in assets and liabilities amounted to $249.6 million as compared to $233.9 million in the prior year.

During fiscal 2015, net cash used to fund changes in assets and liabilities amounted to $13.8 million. These changes included $17.1 million and $7.8 million in cash provided by reductions in accounts receivable and inventory, respectively, offset by $5.7 million of cash used in connection with an increase in prepaid expenses and other assets, $18.0 million of cash used in the reduction of accounts payable and $15.1 million in the reduction of accrued expenses and other non-current liabilities. The reduction in accounts receivable reflects lower sales at the Food Processing Equipment Group and Residential Kitchen Equipment Group, in addition to lower receivables at AGA due to timing of shipments and collections. Reduction in inventories reflects lower amounts at the Residential Kitchen Equipment Group due to inventory reduction efforts related to the consolidation of acquired Viking distributors and integration initiatives at AGA. Accounts payable reduction reflects lower payables in connection with reduced inventory purchases and the timing of accounts payable payments related to AGA. The reduction of accrued expenses and other liabilities includes $15.6 million in funding payments related to the AGA pension plan,

In connection with the company’s acquisition activities during the year, the company added assets and liabilities from the opening balance sheets of the acquired businesses in its consolidated balance sheets and accordingly these amounts are not reflected in the net change in working capital.

Investing activities. During 2015, net cash used for investing activities amounted to $371.0 million. This included $339.8 million of the 2015 acquisitions of Desmon, Goldstein Eswood, Marsal, Thurne, Induc, AGA and Lynx, $9.2 million related to contingent consideration payments from previous years' acquisitions and $22.4 million of additions and upgrades of production equipment and manufacturing facilities.

Financing activities. Net cash flows provided by financing activities amounted to $136.8 million in 2015. The company borrowed $145.5 million under its $1.0 billion revolving credit facility and repaid $6.1 million under foreign borrowing facilities.
The company used $4.8 million to repurchase 45,352 shares of its common stock that were surrendered to the company by employees in lieu of cash for payment for withholding taxes related to restricted stock vestings and stock option exercises that occurred during fiscal 2015.
The company realized a $2.4 million of excess tax benefits associated with the vesting of restricted stock grants.

At January 2, 2016, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowings from current lenders will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

Contractual Obligations

The company's contractual cash payment obligations are set forth below (dollars in thousands):

	Amounts Due Sellers From Acquisition	Debt	Estimated Interest on Debt	Operating Leases	Total Contractual Cash Obligations
Less than 1 year	$6,508	$32,059	$22,055	$24,493	$85,115
1-3 years	3,521	733,417	16,233	32,460	785,631
4-5 years	2,742	204	104	22,331	25,381
After 5 years		381	4	26,159	26,544

	$12,771	$766,061	$38,396	$105,443	$922,671

The company has obligations to make $12.8 million of estimated contingent purchase price payments to the sellers of Spooner Vicars, Celfrost, PES, Desmon, Goldstein and Induc that were deferred in conjunction with the acquisitions.

As of January 2, 2016, the company had $733.0 million outstanding under its revolving credit line as part of its senior credit agreement. The average interest rate on this debt amounted to 1.87% at January 2, 2016. This facility matures on August 7, 2017. As of January 2, 2016, the company also has $32.8 million of debt outstanding under various foreign credit facilities. The estimated interest payments reflected in the table above assume that the level of debt and average interest rate on the company’s revolving credit line under its senior credit agreement does not change until the facility reaches maturity in August 2017. The estimated payments also assume that relative to the company’s foreign borrowings: all scheduled term loan payments are made; the level of borrowings does not change; and the average interest rates remain at their January 2, 2016 rates. Also reflected in the table above is $1.0 million of payments to be made related to the company’s interest rate swap agreements in 2016.

As indicated in Note 11 to the consolidated financial statements, the company’s projected benefit obligation under its defined benefit plans exceeded the plans’ assets by $207.6 million at the end of 2015 as compared to $21.1 million at the end of 2014. The unfunded benefit obligations were comprised of a $18.9 million underfunding of the company's U.S. Plans and $188.6 million underfunding of the company’s Non-US plans. The company made minimum contributions required by the Employee Retirement Income Security Act of 1974 (“ERISA”) of $0.9 million and $0.9 million in 2015 and 2014, respectively, to the company’s U.S. plans. The company expects to continue to make minimum contributions to the U.S. plans as required by ERISA, of $0.9 million in 2016. The company expects to contribute $18.7 million to the Non-U.S. plans in 2016.

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

Related Party Transactions

From January 4, 2015 through the date hereof, there were no transactions between the company, its directors and executive officers that are required to be disclosed pursuant to Item 404 of Regulation S-K, promulgated under the Securities and Exchange Act of 1934, as amended.

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

Pension Benefits. The company provides pension benefits to certain employees and accounts for these benefits in accordance with ASC 715, Compensation-Retirement Benefits. For financial reporting purposes, long-term assumptions are developed through consultations with actuaries. Such assumptions include the expected long-term rate of return on plan assets, discount rates.

The amount of unrecognized actuarial gains and losses recognized in the current year’s operations is based on amortizing the unrecognized gains or losses for each plan that exceed the larger of 10% of the projected benefit obligation or the fair value of plan assets, also known as the corridor. The amount of unrecognized gain or loss that exceeds the corridor is amortized over the average future service of the plan participants or the average life expectancy of inactive plan participants for plans where all or almost all of the plan participants are inactive. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension obligations and our future expense.

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
In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest” which relates to the presentation of debt issuance costs. This standard clarifies the guidance set forth in FASB ASU 2015-03, which required that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The new pronouncement clarifies that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The company does not expect the adoption of this standard to have a material impact on its consolidated balance sheets.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The company is currently evaluating the impact the new standard will have on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The amendments in ASU 2015-17 simplify the accounting for, and presentation of, deferred taxes by eliminating the need to separately classify the current amount of deferred tax assets or liabilities. Instead, aggregated deferred tax assets and liabilities are classified and reported as non-current assets or liabilities. The update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been issued. The company is currently evaluating the impact the new standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". The amendments under this pronouncement will change the way all leases with a duration of one year of more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases are under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. The company is currently evaluating the impact this standard will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and on its consolidated financial statements.

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

Item 7A.          Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company's debt obligations:

Variable Rate Debt

2016	$32,059
2017	733,315
2018	102
2019	102
2019 and thereafter	483
$766,061

On August 7, 2012, the company entered into a senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of January 2, 2016, the company had $733.0 million of borrowings outstanding under this facility. The company also has $6.9 million in outstanding letters of credit as of January 2, 2016, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $260.1 million at January 2, 2016.

At January 2, 2016, borrowings under the senior secured credit facility were assessed at an interest rate at 1.50% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At January 2, 2016, the average interest rate on the senior debt amounted to 1.87%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee, based upon the indebtedness ratio, is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of January 2, 2016.

In September 2015, the company completed its acquisition of Aga Rangemaster Group plc in the United Kingdom. At the time of acquisition, credit facilities denominated in British Pounds, Euro and U.S. dollars, were established to fund local working capital needs. At January 2, 2016, these credit facilities amounted to $24.7 million in U.S. dollars. At January 2, 2016, the average interest rate assessed on these facilities was approximately 1.98%.

In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At January 2, 2016, these foreign credit facilities amounted to $8.1 million in U.S. dollars with a weighted average interest rate of approximately 9.0%.

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of January 2, 2016, the company had the following interest rate swaps in effect:

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

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; and enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the Company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under the terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The potential loss on fair value for the company's debt obligations from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows. At January 2, 2016, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of January 2, 2016, the fair value of these instruments was a liability of $0.4 million. The change in fair value of these swap agreements in fiscal 2015 was a gain of $0.2 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Middleby Corporation and Subsidiaries

We have audited the Middleby Corporation and subsidiaries internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Middleby Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As indicated in the Company's accompanying “Management's Report on Internal Control over Financial Reporting”, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Desmon, Goldstein Eswood, Thurne, Induc, AGA and Lynx which are included in the 2015 consolidated financial statements of the Middleby Corporation and subsidiaries and constituted 26.3% of total assets and 6.3% of net assets, respectively, as of January 2, 2016, and 8.9% of net sales and (5.8)% of net earnings, respectively, for the year then ended.  Our audit of internal control over financial reporting of the Middleby Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of Desmon, Goldstein Eswood, Thurne, Induc, AGA and Lynx.

In our opinion, the Middleby Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Middleby Corporation and subsidiaries as of January 2, 2016 and January 3, 2015, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended January 2, 2016 of the Middleby Corporation and subsidiaries and our report dated March 2, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 2, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Middleby Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of the Middleby Corporation and subsidiaries as of January 2, 2016 and January 3, 2015, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 2, 2016. Our audits also includes the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Middleby Corporation and subsidiaries at January 2, 2016 and January 3, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Middleby Corporation and subsidiaries internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 2, 2016

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 2, 2016 AND JANUARY 3, 2015
(amounts in thousands, except share data)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$55,528	$43,945
Accounts receivable, net	282,534	229,875
Inventories, net	354,150	255,776
Prepaid expenses and other	39,801	27,980
Prepaid taxes	11,426	5,538
Deferred taxes	51,723	51,017
Total current assets	795,162	614,131
Property, plant and equipment, net	199,750	129,697
Goodwill	983,339	808,491
Other intangibles, net	749,430	492,031
Long-term deferred tax assets	11,438	2,925
Other assets	22,032	18,856
Total assets	$2,761,151	$2,066,131

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$32,059	$9,402
Accounts payable	157,758	98,327
Accrued expenses	320,154	220,585
Total current liabilities	509,971	328,314
Long-term debt	734,002	588,765
Long-term deferred tax liability	113,010	88,800
Accrued pension benefits	207,564	21,140
Other non-current liabilities	29,774	32,352
Stockholders' equity:
Preferred stock, $0.01 par value; none issued	—	—
Common stock, $0.01 par value, 62,168,346 and 62,088,592 shares issued in 2015 and 2014, respectively	144	144
Paid-in capital	328,686	310,409
Treasury stock at cost; 4,862,264 and 4,816,912 shares in 2015 and 2014, respectively	(200,862)	(196,026)
Retained earnings	1,115,274	923,664
Accumulated other comprehensive loss	(76,412)	(31,431)

Total stockholders' equity	1,166,830	1,006,760

Total liabilities and stockholders' equity	$2,761,151	$2,066,131

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED JANUARY 2, 2016, JANUARY 3, 2015
AND DECEMBER 28, 2013
(amounts in thousands, except per share data)

	2015	2014	2013
Net sales	$1,826,598	$1,636,538	$1,428,685
Cost of sales	1,120,093	995,953	878,674
Gross profit	706,505	640,585	550,011
Selling and distribution expenses	193,353	182,578	155,639
General and administrative expenses	181,795	157,016	140,809
Restructuring expenses	28,754	7,078	9,101
Gain on litigation settlement	—	(6,519)	—
Income from operations	302,603	300,432	244,462
Interest expense and deferred financing amortization, net	16,967	15,592	15,901
Other expense, net	4,469	4,050	2,780
Earnings before income taxes	281,167	280,790	225,781
Provision for income taxes	89,557	87,478	71,853
Net earnings	$191,610	$193,312	$153,928

Net earnings per share:
Basic	$3.36	$3.41	$2.76
Diluted	$3.36	$3.40	$2.74

Weighted average number of shares
Basic	56,951	56,764	55,831
Dilutive common stock equivalents	22	20	317
Diluted	56,973	56,784	56,148

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED JANUARY 2, 2016, JANUARY 3, 2015
AND DECEMBER 28, 2013
(amounts in thousands)

	2015	2014	2013

Net earnings	$191,610	$193,312	$153,928

Other comprehensive income:
Foreign currency translation adjustments	(28,187)	(18,770)	(530)
Pension liability adjustment, net of tax	(17,039)	(4,420)	3,477
Unrealized gain on interest rate swaps, net of tax	245	394	817
Comprehensive income	$146,629	$170,516	$157,692

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED JANUARY 2, 2016, JANUARY 3, 2015
AND DECEMBER 28, 2013
(amounts in thousands)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, December 29, 2012	$141	$233,213	$(147,352)	$576,424	$(12,399)	$650,027
Net earnings	—	—	—	153,928	—	153,928
Currency translation adjustments	—	—	—	—	(530)	(530)
Change in unrecognized pension benefit costs, net of tax of $(137)	—	—	—	—	3,477	3,477
Unrealized gain on interest rate swap, net of tax of $(149)	—	—	—	—	817	817
Exercise of stock options	3	3,839	—	—	—	3,842
Stock compensation	—	11,862	—	—	—	11,862
Tax benefit on stock compensation	—	19,315	—	—	—	19,315
Purchase of treasury stock	—	—	(4,391)	—	—	(4,391)
Balance, December 28, 2013	$144	$268,229	$(151,743)	$730,352	$(8,635)	$838,347
Net earnings	—	—	—	193,312	—	193,312
Currency translation adjustments	—	—	—	—	(18,770)	(18,770)
Change in unrecognized pension benefit costs, net of tax of $3,302	—	—	—	—	(4,420)	(4,420)
Unrealized gain on interest rate swap, net of tax of $545	—	—	—	—	394	394
Stock compensation	—	16,690	—	—	—	16,690
Tax benefit on stock compensation	—	25,490	—	—	—	25,490
Purchase of treasury stock	—	—	(44,283)	—	—	(44,283)
Balance, January 3, 2015	$144	$310,409	$(196,026)	$923,664	$(31,431)	$1,006,760
Net earnings	—	—	—	191,610	—	191,610
Currency translation adjustments	—	—	—	—	(28,187)	(28,187)
Change in unrecognized pension benefit costs, net of tax of $(3,740)	—	—	—	—	(17,039)	(17,039)
Unrealized gain on interest rate swap, net of tax of $163	—	—	—	—	245	245
Stock compensation	—	15,863	—	—	—	15,863
Tax benefit on stock compensation	—	2,414	—	—	—	2,414
Purchase of treasury stock	—	—	(4,836)	—	—	(4,836)
Balance, January 2, 2016	$144	$328,686	$(200,862)	$1,115,274	$(76,412)	$1,166,830

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JANUARY 2, 2016, JANUARY 3, 2015
AND DECEMBER 28, 2013
(amounts in thousands)

	2015	2014	2013
Cash flows from operating activities—
Net earnings	$191,610	$193,312	$153,928
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	54,074	41,252	43,164
Non-cash share-based compensation	15,864	16,690	11,862
Deferred income taxes	1,919	15,341	(2,975)
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	17,112	(20,577)	(17,524)
Inventories, net	7,826	(2,064)	(19,819)
Prepaid expenses and other assets	(5,685)	(384)	(7,768)
Accounts payable	(18,036)	(7,872)	(9,248)
Accrued expenses and other liabilities	(15,092)	(1,816)	(5,462)
Net cash provided by operating activities	249,592	233,882	146,158
Cash flows from investing activities—
Additions to property and equipment	(22,362)	(13,143)	(14,640)
Sale of asset	—	—	7,000
Acquisitions, net of cash acquired	(348,625)	(219,915)	(466,550)
Net cash used in investing activities	(370,987)	(233,058)	(474,190)
Cash flows from financing activities—
Net proceeds under revolving credit facilities	145,500	18,900	312,100
Net (repayments) proceeds under foreign bank loan	(6,058)	8,815	(632)
Net (repayments) proceeds under other debt arrangement	(262)	(35)	(32)
Repurchase of treasury stock	(4,836)	(44,283)	(4,391)
Excess tax benefit related to share-based compensation	2,414	25,490	19,315
Net proceeds from stock issuances	—	—	3,842
Net cash provided by financing activities	136,758	8,887	330,202

Effect of exchange rates on cash and cash equivalents	(3,780)	(2,660)	358
Changes in cash and cash equivalents—
Net increase in cash and cash equivalents	11,583	7,051	2,528
Cash and cash equivalents at beginning of year	43,945	36,894	34,366

Cash and cash equivalents at end of year	$55,528	$43,945	$36,894

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED JANUARY 2, 2016, JANUARY 3, 2015
AND DECEMBER 28, 2013

(1)	NATURE OF OPERATIONS

The Middleby Corporation (the "company") is engaged in the design, manufacture and sale of commercial foodservice, food processing equipment and residential kitchen equipment. The company manufactures and assembles this equipment at twenty-six U.S. and twenty-two international manufacturing facilities. The company operates in three business segments: 1) the Commercial Foodservice Equipment Group, 2) the Food Processing Equipment Group and 3) the Residential Kitchen Equipment Group.

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

The Residential Kitchen Equipment Group has a broad portfolio of innovative and professional-style residential kitchen equipment. The products offered by this group include ranges, cookers, stoves, ovens, refrigerators, dishwashers, microwaves, cooktops, refrigerators, wine coolers, ice machines, warming equipment, ventilation equipment, ice machines and outdoor equipment.

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

Celfrost

On October 15, 2013, the company completed its acquisition of substantially all of the assets of Celfrost Innovations Pvt. Ltd. ("Celfrost"), a preferred commercial foodservice equipment supplier in India with a broad line of cold side products such as professional refrigerators, coldrooms, ice machines and freezers marketed under the Celfrost brand for a purchase price of approximately $11.2 million. Additional deferred payments totaling $0.8 million were made in the fourth quarter of 2014 and 2015, as provided for in the purchase agreement. Additional deferred payments of approximately $0.3 million in aggregate are also due to the seller in equal installments on the second and third anniversary of the acquisition.
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
The goodwill and $1.1 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles includes $2.2 million allocated to customer relationships, which is being amortized over a period of 10 years. Goodwill and other intangibles of Concordia are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
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
The final allocation of cash paid for the U-Line acquisition is summarized as follows (in thousands):

	(as initially reported) Nov 5, 2014	Measurement Period Adjustments	(as adjusted) Nov 5, 2014
Cash	$12,764	$—	$12,764
Current deferred tax asset	657	114	771
Current assets	12,237	—	12,237
Property, plant and equipment	3,376	—	3,376
Goodwill	89,501	(8,000)	81,501
Other intangibles	57,500	17,700	75,200
Current liabilities	(6,032)	(1,973)	(8,005)
Long-term deferred tax liability	(13,095)	(4,657)	(17,752)
Other non-current liabilities	(2,111)	(3,459)	(5,570)

Net assets acquired and liabilities assumed	$154,797	$(275)	$154,522
The current deferred tax assets and long term deferred tax liabilities amounted to $0.8 million and $17.8 million, respectively. These net assets are comprised of $5.7 million related to federal and state net operating loss carry forwards, $1.5 million of assets arising from the difference between the book and tax basis of tangible asset and liability accounts, net of $24.2 million of deferred tax liabilities related to the difference between the book and tax basis of identifiable intangible assets. Federal and state net operating loss carry forwards are subject to carry forward limitations for income tax purposes.
The goodwill and $52.7 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles includes $20.7 million allocated to customer relationships and $1.8 million allocated to backlog, which are being amortized over a period of 6 years and 5 months, respectively. Goodwill and other intangibles of U-Line are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

Desmon
On January 7, 2015, the company completed its acquisition of all of the capital stock of Desmon Food Service Equipment Company ("Desmon"), a leading manufacturer of blast chillers and refrigeration for the commercial foodservice industry located in Nusco, Italy, for a purchase price of approximately $13.5 million, net of cash acquired. An additional payment is also due upon the achievement of certain financial targets. During the fourth quarter of 2015, the company finalized the working capital provision provided by the purchase agreement resulting in a return from the seller of $0.4 million.
The final allocation of cash paid for the Desmon acquisition is summarized as follows (in thousands):

	(as initially reported) Jan 7, 2015	Measurement Period Adjustments	(as adjusted) Jan 7, 2015
Cash	$441	$(12)	$429
Current deferred tax asset	535	—	535
Current assets	8,639	(1,105)	7,534
Property, plant and equipment	7,989	—	7,989
Goodwill	7,175	53	7,228
Other intangibles	3,129	(899)	2,230
Current liabilities	(8,668)	998	(7,670)
Long-term deferred tax liability	(2,389)	282	(2,107)
Other non-current liabilities	(2,463)	269	(2,194)

Consideration paid at closing	$14,388	$(414)	$13,974

Contingent consideration	2,416	(269)	2,147

Net assets acquired and liabilities assumed	$16,804	$(683)	$16,121
The current deferred tax assets and long term deferred tax liabilities amounted to $0.5 million and $2.1 million, respectively. These net liabilities are comprised of $0.7 million of deferred tax liabilities related to the difference between the book and tax basis of identifiable intangible assets, $1.1 million of liabilities arising from the difference between the book and tax basis of tangible asset and liability accounts, net of $0.2 million of assets related to foreign net operating loss carry forwards.
The goodwill and $1.3 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $0.6 million allocated to customer relationships and $0.3 million allocated to developed technology, which are to be amortized over periods of 9 years and 7 years, respectively. Goodwill and other intangibles of Desmon are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
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
The final allocation of cash paid for the Goldstein acquisition is summarized as follows (in thousands):

	(as initially reported) Jan 30, 2015	Measurement Period Adjustments	(as adjusted) Jan 30, 2015
Current assets	$8,036	$—	$8,036
Property, plant and equipment	8,690	—	8,690
Goodwill	8,493	(2,727)	5,766
Other intangibles	5,648	3,113	8,761
Current liabilities	(1,806)	(202)	(2,008)
Other non-current liabilities	(1,655)	(184)	(1,839)

Consideration paid at closing	$27,406	$—	$27,406

Contingent consideration	1,655	183	1,838

Net assets acquired and liabilities assumed	$29,061	$183	$29,244
The goodwill and $2.8 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $5.9 million allocated to customer relationships, and less than $0.1 million allocated to backlog, which are to be amortized over periods of 7 years and 3 months, respectively. Goodwill and other intangibles of Goldstein Eswood are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
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
The final allocation of cash paid for the Marsal acquisition is summarized as follows (in thousands) :

	(as initially reported) Feb 10, 2015	Measurement Period Adjustments	(as adjusted) Feb 10, 2015
Current assets	$455	$—	$455
Property, plant and equipment	201	(6)	195
Goodwill	3,012	6	3,018
Other intangibles	2,027	—	2,027
Current liabilities	(195)	—	(195)

Net assets acquired and liabilities assumed	$5,500	$—	$5,500
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

Thurne
On April 7, 2015, the company completed its acquisition of certain assets of the High Speed Slicing business unit of Marel ("Thurne"), a leading manufacturer of slicing equipment for the food processing industry located in Norwich, United Kingdom, for a purchase price of approximately $12.6 million. During the second quarter of 2015, the company finalized the working capital provision provided for by the purchase agreement resulting in a refund from the seller of $2.7 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Apr 7, 2015	Preliminary Measurement Period Adjustments	(as adjusted) Apr 7, 2015
Current assets	$3,419	$(275)	$3,144
Property, plant and equipment	3,334	—	3,334
Goodwill	609	2,378	2,987
Other intangibles	3,625	(2,024)	1,601
Current liabilities	(1,115)	—	(1,115)

Net assets acquired and liabilities assumed	$9,872	$79	$9,951
The goodwill and $0.4 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $0.6 million allocated to customer relationships, $0.6 million allocated to developed technology and less than $0.1 million allocated to backlog, which are to be amortized over periods of 9 years, 7 years, and 3 months, respectively. Goodwill and other intangibles of Thurne are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
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

Induc
On May 30, 2015, the company completed its acquisition of certain assets of the Induc Commercial Electronics Co. Ltd. ("Induc"), a leading manufacturer of induction cooking equipment for the commercial foodservice industry located in Qingdao, China, for a purchase price of approximately $10.6 million. An additional deferred payment of approximately $1.4 million is also due to the seller on the second anniversary of the acquisition. An additional payment is also due upon the achievement of certain financial targets. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the first quarter of 2016.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) May 30, 2015	Preliminary Measurement Period Adjustments	(as adjusted) May 30, 2015
Current assets	$1,705	$(342)	$1,363
Property, plant and equipment	536	255	791
Goodwill	13,496	(476)	13,020
Other intangibles	1,500	(300)	1,200
Other assets	32	(32)	—
Current liabilities	(854)	854	—
Other non-current liabilities	(5,793)	41	(5,752)

Consideration paid at closing	$10,622	$—	$10,622

Deferred payment	1,516	(125)	1,391
Contingent consideration	4,276	84	4,360

Net assets acquired and liabilities assumed	$16,414	$(41)	$16,373
The goodwill and $0.5 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $0.7 million allocated to customer relationships, which is to be amortized over a period of 9 years, Goodwill and other intangibles of Induc are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
The Induc purchase agreement includes an earnout provision providing for a contingent payment due to the sellers to the extent certain financial targets are exceeded. This earnout is payable within the first quarter of each of the fiscal years 2018, 2019 and 2020, respectively, if Induc exceeds certain sales and earnings targets for fiscal 2017, 2018 and 2019, respectively. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $4.4 million.
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

AGA
On September 23, 2015, the company completed its acquisition of all of the capital stock of AGA Rangemaster Group plc ("AGA") a leading manufacturer of residential kitchen equipment including cookers, ranges, ovens and refrigeration for a purchase price of approximately $184.7 million, net of cash acquired. AGA is headquartered in Leamington Spa, United Kingdom. Additionally, the company incurred $7.3 million of transaction expenses, which are reflected in the general and administrative expenses in the consolidated statements of earnings for such period. During the fourth quarter of 2015, the company completed the purchase of the minority interest of an AGA subsidiary for approximately $4.3 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Sep 23, 2015	Preliminary Measurement Period Adjustments	(as adjusted) Sep 23, 2015
Cash	$15,316	$984	$16,300
Current assets	163,216	(9,723)	153,493
Property, plant and equipment	61,423	(2,688)	58,735
Goodwill	144,645	(20,373)	124,272
Other intangibles	190,000	30,000	220,000
Deferred tax asset	5,306	(5,306)	—
Other assets	1,573	289	1,862
Current portion long-term debt	(30,703)	—	(30,703)
Current liabilities	(147,279)	(5,726)	(153,005)
Long term debt	(138)	—	(138)
Long-term deferred tax liability	—	(143)	(143)
Other non-current liabilities	(202,312)	12,686	(189,626)

Net assets acquired and liabilities assumed	$201,047	$—	$201,047
The long-term deferred tax liabilities amounted to $0.1 million. These net liabilities are comprised of $33.6 million of assets related to pension liabilities, $0.9 million of assets related to foreign net operating loss, $1.7 million of assets related to federal net operating loss carry forwards and $5.2 million of assets related to the difference between the book and tax basis of tangible assets and liability accounts, net of $41.5 million of deferred tax liabilities related to the difference between the book and tax basis of identifiable intangible assets. Net operating loss carryforwards are subject to carryforward limitations.
The goodwill and $145.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $75.0 million allocated to customer relationships, which is to be amortized over a period of 8 years. Goodwill and other intangibles of AGA are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
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

Lynx
On December 15, 2015, the company completed its acquisition of all of the capital stock of Lynx Grills, Inc. ("Lynx"), a leading manufacturer of premium residential outdoor equipment located in Downey, California, for a purchase price of approximately $83.8 million, net of cash acquired. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the second quarter of 2016.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) Dec 15, 2015
Cash	$276
Current deferred tax asset	467
Current assets	18,630
Property, plant and equipment	1,690
Goodwill	42,502
Other intangibles	39,800
Other assets	130
Current liabilities	(6,208)
Long term deferred tax liability	(12,589)
Other non-current liabilities	(666)

Net assets acquired and liabilities assumed	$84,032
The current deferred tax assets and long term deferred tax liabilities amounted to $0.5 million and $12.6 million, respectively. These net liabilities are comprised of $14.0 million of deferred tax liabilities related to the difference between book and tax basis of identifiable intangible assets, net of $1.6 million related to federal and state net operating loss carryforwards and $0.3 million of assets arising from the difference between the book and tax basis of tangible assets and liability accounts. Federal and state net operating loss carryforwards are subject to carryforward limitations.
The goodwill and $30.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $9.0 million allocated to customer relationships and $0.8 million allocated to backlog, which is to be amortized over a period of 5 years and 3 months respectively. Goodwill and other intangibles of Lynx are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
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

Pro forma financial information

In accordance with ASC 805 “Business Combinations”, the following unaudited pro forma results of operations for the years ended January 2, 2016 and January 3, 2015, assumes the 2015 acquisitions of Desmon, Goldstein Eswood, Marsal, Induc, Thurne, AGA and Lynx and the 2014 acquisitions of PES, Concordia and U-Line were completed on December 29, 2013 (first day of fiscal 2014). The following pro forma results include adjustments to reflect additional interest expense to fund the acquisition, amortization of intangibles associated with the acquisition, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	January 2, 2016	January 3, 2015
Net sales	$2,157,396	$1,863,518
Net earnings	185,624	201,366

Net earnings per share:
Basic	3.26	3.55
Diluted	3.26	3.55

The supplemental pro forma financial information presented above has been prepared for comparative purposes and is not necessarily indicative of either the results of operations that would have occurred had the acquisitions of these companies been effective on December 29, 2013, nor are they indicative of any future results. Also, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate PES, Concordia, U-Line, Desmon, Marsal, Goldstein Eswood, Thurne, Induc, AGA and Lynx.

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

The company's fiscal year ends on the Saturday nearest December 31. Fiscal years 2015, 2014, and 2013 ended on January 2, 2016, January 3, 2015 and December 28, 2013, respectively, and included 52, 53 and 52 weeks, respectively.

Certain prior year amounts have been reclassified to be consistent with current year presentation, including restructuring expenses previously classified in general and administrative expenses.

(b)	Cash and Cash Equivalents

The company considers all short-term investments with original maturities of three months or less when acquired to be cash equivalents. The company’s policy is to invest its excess cash in interest-bearing deposits with major banks that are subject to minimal credit and market risk.

(c)	Accounts Receivable

Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $8.8 million and $9.1 million at January 2, 2016 and January 3, 2015, respectively. At January 2, 2016, all accounts receivable are expected to be collected within one year.

(d) Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventories at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $35.6 million in 2015 and $30.2 million in 2014 and represented approximately 10.1% and 11.8% of the total inventory in each respective year. The amount of LIFO reserve at January 2, 2016 and January 3, 2015 was not material. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at January 2, 2016 and January 3, 2015 are as follows:

	2015	2014
	(dollars in thousands)
Raw materials and parts	$180,262	$126,121
Work in process	34,771	17,828
Finished goods	139,117	111,827
	$354,150	$255,776

(e)	Property, Plant and Equipment

Property, plant and equipment are carried at cost as follows:

	2015	2014
	(dollars in thousands)
Land	$18,401	$10,642
Building and improvements	108,210	84,777
Furniture and fixtures	52,738	28,597
Machinery and equipment	120,746	88,679
	300,095	212,695
Less accumulated depreciation	(100,345)	(82,998)
	$199,750	$129,697

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

Depreciation expense amounted to $25.5 million, $15.5 million and $13.5 million in fiscal 2015, 2014 and 2013, respectively.

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

Goodwill is allocated to the business segments as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 28, 2013	$444,321	$127,872	$115,762	$687,955

Goodwill acquired during the year	12,567	11,061	105,700	129,328
Measurement period adjustments to goodwill acquired in prior year	(1,533)	—	1,627	94
Exchange effect	(4,465)	(4,421)	—	(8,886)

Balance as of January 3, 2015	$450,890	$134,512	$223,089	$808,491

Goodwill acquired during the year	29,032	2,987	166,774	198,793
Measurement period adjustments to goodwill acquired in prior year	(1,126)	63	(8,000)	(9,063)
Exchange effect	(5,669)	(3,470)	(5,743)	(14,882)

Balance as of January 2, 2016	$473,127	$134,092	$376,120	$983,339

The company has not recognized any goodwill impairments and therefore no accumulated impairment loss.

Intangible assets consist of the following (in thousands):

	January 2, 2016			January 3, 2015
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	6.1	$264,373	$(109,096)	4.7	$167,278	$(84,312)
Backlog	0.3	13,763	(12,963)	0.0	11,178	(11,178)
Developed technology	3.8	20,868	(17,220)	4.6	19,786	(16,356)
		$299,004	$(139,279)		$198,242	$(111,846)
Indefinite-lived assets:
Trademarks and tradenames		$589,705			$405,635

The aggregate intangible amortization expense was $27.4 million, $24.6 million and $28.5 million in 2015, 2014 and 2013, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

2016	$31,649
2017	26,647
2018	25,410
2019	19,362
2020	16,779
Thereafter	39,878
$159,725

(g)	Accrued Expenses

Accrued expenses consist of the following at January 2, 2016 and January 3, 2015, respectively:

	2015	2014
	(dollars in thousands)
Accrued payroll and related expenses	$65,623	$50,844
Advanced customer deposits	57,595	20,367
Accrued customer rebates	45,154	32,357
Accrued warranty	37,901	28,786
Accrued sales and other tax	13,537	7,660
Accrued product liability and workers compensation	11,635	14,582
Accrued agent commission	9,948	11,207
Product recall	7,786	12,125
Accrued professional services	7,019	7,053
Restructuring	6,266	37
Other accrued expenses	57,690	35,567

	$320,154	$220,585

(h)	Litigation Matters

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

(i)	Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss) as reported in the consolidated balance sheets:

	2015	2014
	(dollars in thousands)
Unrecognized pension benefit costs, net of tax	$(23,579)	$(6,540)
Unrealized loss on interest rate swap, net of tax	9	(236)
Currency translation adjustments	(52,842)	(24,655)

	$(76,412)	$(31,431)

(j)	Fair Value Measures

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
Level 3 – Unobservable inputs based on our own assumptions

The company’s financial assets and liabilities that are measured at fair value are categorized using the fair value hierarchy at January 2, 2016 and January 3, 2015 are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of January 2, 2016

Financial Assets:
Pension Plans	$785,034	$518,576	—	$1,303,610

Financial Liabilities:
Interest rate swaps	—	$412	—	$412
Contingent consideration	—	—	$11,065	$11,065

As of January 3, 2015

Financial Assets:
Pension Plans	$27,647	$1,234	—	$28,881

Financial Liabilities:
Interest rate swaps	—	$810	—	$810
Contingent consideration	—	—	$14,558	$14,558

The contingent consideration as of January 2, 2016 relates to the earnout provisions recorded in conjunction with the acquisitions of Spooner Vicars, PES, Desmon, Goldstein and Induc.

The contingent consideration as of January 3, 2015 relates to the earnout provisions recorded in conjunction with the acquisitions of Stewart, Nieco and Spooner Vicars, Market Forge, PES and Concordia.

The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings, as defined in the respective purchase agreements. On a quarterly basis the company assesses the projected results for each of the acquisitions in comparison to the earnout targets and adjusts the liability accordingly.

(k)	Foreign Currency

Foreign currency transactions are accounted for in accordance with ASC 830 “Foreign Currency Translation”. The income statements of the company’s foreign operations are translated at the monthly average rates. Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur. These transactions amounted to a loss of $6.8 million, $3.6 million and $3.1 million in 2015, 2014 and 2013, respectively, and are included in other expense on the statements of earnings.

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

At the Food Processing Equipment Group, the company enters into long-term sales contracts for certain products. Revenue under these long-term sales contracts is recognized using the percentage of completion method defined within ASC 605-35 “Construction-Type and Production-Type Contracts” due to the length of time to fully manufacture and assemble the equipment. The company measures revenue recognized based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. Because estimated labor hours to complete a project are based upon forecasts using the best available information, the actual hours may differ from original estimates. Under ASC 605, the company records the asset for revenue recognized but not yet billed on contracts accounted for under the percentage of completion method in Prepaid Expenses and Other on the consolidated balance sheets. For 2015 and 2014, the amount of this asset was $13.0 million and $12.7 million, respectively. The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the company's financial statements and most accurately measures the matching of revenues with expenses. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements.

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

A rollforward of the warranty reserve for the fiscal years 2015 and 2014 are as follows:

	2015	2014
	(dollars in thousands)
Beginning balance	$28,786	$20,826
Warranty reserve related to acquisitions	5,815	2,450
Warranty expense	45,994	44,547
Warranty claims paid	(42,694)	(39,037)
Ending balance	$37,901	$28,786

(o)	Research and Development Costs

Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $22.4 million, $22.6 million and $21.4 million in fiscal 2015, 2014 and 2013, respectively.

(p)    Non-Cash Share-Based Compensation

The company estimates the fair value of restricted share grants and stock options at the time of grant and recognizes compensation costs over the vesting period of the awards and options. Non-cash share-based compensation expense of $15.9 million, $16.7 million and $11.9 million was recognized for fiscal 2015, 2014 and 2013, respectively, associated with restricted share grants. The company recorded a related tax benefit of $6.0 million, $4.6 million and $4.4 million in fiscal 2015, 2014 and 2013, respectively.

As of January 2, 2016, there was $9.3 million of total unrecognized compensation cost related to nonvested restricted share grant compensation arrangements, which will be recognized over a weighted average life of 0.8 years.

Share grant awards not subject to market conditions for vesting are valued at the closing share price of the company’s stock as of the date of the grant. There were no restricted share grant awards in 2013 or 2012. The company issued 100,704 and 369,807 restricted share grant awards in 2015 and 2014, respectively with a fair value of $10.9 million and 32.5 million, respectively. Share grant awards issued in 2015 and 2014 are performance based and were not subject to market conditions. The fair value of $107.81 and $87.80 per share for the awards for 2015 and 2014, respectively, represent the closing share price of the company’s stock as of the date of grant.

(q)	Earnings Per Share

“Basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding and other dilutive securities.

The company’s potentially dilutive securities consist of shares issuable on exercise of outstanding options and vesting of restricted stock grants computed using the treasury method and amounted to 22,000, 20,000, and 317,000 for fiscal 2015, 2014 and 2013, respectively. There were no anti-dilutive equity awards excluded from common stock equivalents for 2015, 2014 or 2013.

(r)	Consolidated Statements of Cash Flows

Cash paid for interest was $14.8 million, $14.8 million and $14.1 million in fiscal 2015, 2014 and 2013, respectively. Cash payments totaling $94.6 million, $43.5 million, and $49.5 million were made for income taxes during fiscal 2015, 2014 and 2013, respectively.

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
In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest” which relates to the presentation of debt issuance costs. This standard clarifies the guidance set forth in FASB ASU 2015-03, which required that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The new pronouncement clarifies that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The company does not expect the adoption of this standard to have a material impact on its consolidated balance sheets.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The company is currently evaluating the impact the new standard will have on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The amendments in ASU 2015-17 simplify the accounting for, and presentation of, deferred taxes by eliminating the need to separately classify the current amount of deferred tax assets or liabilities. Instead, aggregated deferred tax assets and liabilities are classified and reported as non-current assets or liabilities. The update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been issued. The company is currently evaluating the impact the new standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". The amendments under this pronouncement will change the way all leases with a duration of one year of more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases are under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. The company is currently evaluating the impact this standard will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and on its consolidated financial statements.

(5)	FINANCING ARRANGEMENTS

The following is a summary of long-term debt at January 2, 2016 and January 3, 2015:

	2015	2014
	(dollars in thousands)
Senior secured revolving credit line	$733,000	$587,500
Foreign loans	32,813	10,384
Other debt arrangement	248	283
Total debt	$766,061	$598,167

Less current maturities of long-term debt	32,059	9,402

Long-term debt	$734,002	$588,765

On August 7, 2012, the company entered into a senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of January 2, 2016, the company had $733.0 million of borrowings outstanding under this facility. The company also had $6.9 million in outstanding letters of credit as of January 2, 2016, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $260.1 million at January 2, 2016.
At January 2, 2016, borrowings under the senior secured credit facility are assessed at an interest rate of 1.50% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. At January 2, 2016 the average interest rate on the senior debt amounted to 1.87%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of January 2, 2016.

In September 2015, the company completed its acquisition of Aga Rangemaster Group plc in the United Kingdom. At the time of acquisition, credit facilities denominated in British Pounds, Euro and U.S. dollars, had been established to fund local working capital needs. At January 2, 2016, these credit facilities amounted to $24.7 million in U.S. dollars. At January 2, 2016, the average interest rate assessed on these facilities was approximately 1.98%.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At January 2, 2016, these foreign credit facilities amounted to $8.1 million in U.S. dollars with a weighted average interest rate of approximately 9.0%.
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

	January 2, 2016		January 3, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$766,061	$766,061	$598,167	$598,167

The company has historically entered into interest rate swap agreements to effectively fix the interest rate on a portion of its outstanding debt. The agreements swap one-month LIBOR for fixed rates. As of January 2, 2016, the company had the following interest rate swaps in effect:

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
The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; and enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the Company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At January 2, 2016, the company was in compliance with all covenants pursuant to its borrowing agreements.

The aggregate amount of debt payable during each of the next five years is as follows:

(in thousands)
2016	$32,059
2017	733,315
2018	102
2019	102
2019 and thereafter	483

$766,061

(6)    COMMON AND PREFERRED STOCK

(a)    Shares Authorized and Issued

At January 2, 2016 and January 3, 2015, the company had 95,000,000 shares of common stock and 2,000,000 shares of non-voting preferred stock authorized. At January 2, 2016 and January 3, 2015, there were 57,306,082 and 57,271,680, respectively, shares of common stock outstanding.

(b)    Treasury Stock

In July 1998, the company's Board of Directors adopted a stock repurchase program and during 1998 authorized the purchase of common shares in open market purchases. During 2013, the company's Board of Directors authorized the purchase of additional common shares in open market purchases. As of December 28, 2013, the total number of shares authorized for repurchase under the program is 4,570,266. As of January 2, 2016, 1,960,219 shares had been purchased under the 1998 stock repurchase program and 2,610,047 remain authorized for repurchase.

At January 2, 2016, the company had a total of 4,862,264 shares in treasury amounting to $200.9 million.

(c)    Share-Based Awards

The company maintains several stock incentive plans under which the company's Board of Directors issues stock options and makes restricted share grants to key employees. Stock options issued under the plans provided key employees with rights to purchase shares of common stock at specified exercise prices. Options were exercised upon certain vesting requirements being met, but expired to the extent unexercised within a maximum of ten years from the date of grant. Restricted share grants issued to employees are transferable upon certain vesting requirements being met.

•
2007 Stock Incentive Plan (the "2007 Plan"), as amended on May 7, 2009. Effective August 11, 2011 and in accordance with plan parameters, the company is no longer permitted to make grants under the 2007 Plan. Accordingly, zero additional shares are available for issuance under the 2007 Plan.

As of January 2, 2016, a total of 2,683,554 share-based awards have been issued under the 2007 Plan. This includes 2,672,667 restricted share grants, of which 7,200 remain outstanding and unvested. This also includes 10,887 stock options, of which 2,124 have been exercised, 7,791 have been forfeited and zero remain outstanding.

•
2011 Stock Incentive Plan (the "2011 Plan"), as created on April 1, 2011, under which the company's Board of Directors issues stock grants to key employees. A maximum amount of 1,650,000 shares can be issued under the 2011 Plan. Stock grants issued to employees are transferable upon certain vesting requirements.

As of January 2, 2016, a total of 470,511 share-based awards have been issued under the 2011 Plan. This includes 470,511 restricted share grants, of which 333,704 remain outstanding and unvested.

A summary of the company’s nonvested restricted share grant activity for fiscal years ended January 2, 2016 and January 3, 2015 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 28, 2013	1,164,774	$29.89

Granted	369,807	87.80
Vested	(1,141,974)	29.12
Forfeited	(6,000)	29.99

Nonvested shares at January 3, 2015	386,607	$85.25

Granted	100,704	107.81
Vested	(125,457)	83.93
Forfeited	(20,950)	80.29

Nonvested shares at January 2, 2016	340,904	$94.86

Additional information related to the share based compensation is as follows:

	2015	2014	2013
	(dollars in thousands)
Intrinsic value of options exercised	$—	$—	$80,528
Cash received from exercise	—	—	3,842
Tax benefit from option exercises	—	—	20,196

(7)     INCOME TAXES

Earnings before taxes is summarized as follows:

	2015	2014	2013
	(dollars in thousands)
Domestic	$266,831	$240,936	$195,435
Foreign	14,336	39,854	30,346
Total	$281,167	$280,790	$225,781

The provision for income taxes is summarized as follows:

	2015	2014	2013
	(dollars in thousands)
Federal	$78,617	$69,536	$60,232
State and local	9,515	9,316	3,248
Foreign	1,425	8,626	8,373
Total	$89,557	$87,478	$71,853

Current	$87,638	$72,137	$74,828
Deferred	1,919	15,341	(2,975)
Total	$89,557	$87,478	$71,853

Reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate are as follows:

	2015	2014	2013
U.S. federal statutory tax rate	35.0%	35.0%	35.0%

State taxes, net of federal benefit	2.1	2.2	0.9
U.S. domestic manufacturers deduction	(2.6)	(2.3)	(2.6)
Permanent book vs. tax differences	(1.1)	(2.0)	(1.2)
Foreign tax rate differentials	(2.1)	(1.9)	(1.0)
Reserve adjustments and other	0.6	0.2	0.7
Consolidated effective tax	31.9%	31.2%	31.8%

At January 2, 2016 and January 3, 2015, the company had recorded the following deferred tax assets and liabilities:

	2015	2014
	(dollars in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$13,416	$7,020
Compensation related	19,160	17,092
Accrued retirement benefits	43,930	8,211
Inventory reserves	8,183	6,503
Product liability and workers compensation reserves	5,811	7,810
Warranty reserves	9,252	9,191
Receivable related reserves	3,069	3,277
UNICAP	3,520	3,727
State net operating loss carryforwards	1,483	2,731
Foreign net operating loss carryforwards	17,549	—
Interest rate swap	—	157
Other	32,347	18,154
Gross deferred tax assets	157,720	83,873
Valuation allowance	(20,395)	—
Deferred tax assets	$137,325	$83,873

Deferred tax liabilities:
Intangible assets	$(182,471)	$(111,501)
Foreign tax earnings repatriation	(1,363)	(3,029)
LIFO reserves	(93)	(90)
Depreciation	(551)	(1,366)
Interest rate swap	(6)	—
Other	(2,690)	(2,745)

Deferred tax liabilities	$(187,174)	$(118,731)

Net deferred tax assets (liabilities)	$(49,849)	$(34,858)

Current deferred asset	$51,723	$51,017
Long-term deferred asset	11,438	2,925
Long-term deferred liability	(113,010)	(88,800)
Net deferred tax assets (liabilities)	$(49,849)	$(34,858)

The company does not provide for deferred taxes and foreign withholding taxes on the remaining undistributed earnings of certain international subsidiaries of approximately $104.5 million and $86.1 million as of January 2, 2016 and January 3, 2015, respectively, as these earnings are considered permanently invested. Upon repatriation of these earnings to the U.S. in the form of dividends or otherwise, the company may be subject to U.S. income taxes and foreign withholding taxes. The actual U.S. tax cost would depend on income tax laws and circumstances at the time of distribution. Determination of the related tax liability is not practicable because of the complexities associated with the hypothetical calculation.

As of January 2, 2016, the company has U.S. federal and foreign income tax net operating loss carryforwards of approximately $38.3 million and $67.1 million, respectively.  If not utilized, the federal and state net operating loss carryforwards will expire at various dates beginning 2024 through 2035. The foreign net operating losses have no expiration period.  Certain of these carryforwards are subject to limitations on use due to tax rules affecting acquired tax attributes, loss sharing between group members, and business profitability, and therefore the company has established tax-effected valuation allowances against these tax benefits.

The valuation allowances that the company has provided against the deferred tax assets, primarily related to the acquisition of AGA in 2015 in the amount of $20.4 million.  The company will continue to maintain a valuation allowance on certain deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the company determines that these deferred tax assets are more likely than not realizable.

As of January 2, 2016, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $14.4 million (of which $14.1 million would impact the effective tax rate if recognized) plus approximately $1.9 million of accrued interest and $3.8 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Interest recognized in fiscal years 2015, 2014 and 2013 was $0.3 million, $(0.3) million and $0.4 million, respectively. Penalties recognized in fiscal years 2015, 2014 and 2013 was $0.8 million, $1.1 million and $0.2 million, respectively.

Although the company believes its tax returns are correct, the final determination of tax examinations may be different than what was reported on the tax returns. In the opinion of management, adequate tax provisions have been made for the years subject to examination.

The following table summarizes the activity related to the unrecognized tax benefits for the fiscal years ended December 28, 2013, January 3, 2015 and January 2, 2016 (dollars in thousands):

Balance at December 28, 2013	$12,727

Increases to current year tax positions	3,270
Increase to prior year tax positions	1,105
Decrease to prior year tax positions	(189)
Settlements	(4,092)
Lapse of statute of limitations	(347)

Balance at January 3, 2015	$12,474

Increases to current year tax positions	3,089
Increase to prior year tax positions	116
Decrease to prior year tax positions	(755)
Settlements	—
Lapse of statute of limitations	(505)

Balance at January 2, 2016	$14,419

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
It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that $1.6 million of its remaining unrecognized tax benefits may be recognized by the end of 2016 as a result of settlements with taxing authorities or lapses of statutes of limitations.
A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States – federal	2012 – 2015
United States – states	2006 – 2015
Australia	2011 – 2015
Brazil	2011 – 2015
Canada	2009 – 2015
China	2006 – 2015
Czech Republic	2013 – 2015
Denmark	2012 – 2015
France	2011 – 2015
Germany	2013 – 2015
India	2013 – 2015
Ireland	2009 – 2015
Italy	2011 – 2015
Luxembourg	2011 – 2015
Mexico	2010 – 2015
Netherlands	2004 – 2015
Philippines	2012 – 2015
Romania	2006 – 2015
South Korea	2010 – 2015
Spain	2011 – 2015
Sweden	2009 – 2015
Switzerland	2008 – 2015
Taiwan	2010 – 2015
United Kingdom	2003 – 2015

(8)	FINANCIAL INSTRUMENTS

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

The company periodically enters into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. The fair value of these forward contracts was a gain of $0.8 million at the end of the year.

(b)	Interest Rate

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of January 2, 2016, the fair value of these instruments was a liability of $0.4 million. The change in fair value of these swap agreements in 2015 was a gain of $0.2 million, net of taxes.

A summary of the company’s interest rate swaps is as follows:

		Twelve Months Ended
	Location	Jan 2, 2016	Jan 3, 2015
		(dollars in thousands)
Fair value	Other liabilities	$(412)	$(810)
Amount of gain/(loss) recognized in other comprehensive income	Other comprehensive income	$(1,502)	$(1,494)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(1,909)	$(2,151)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$9	$4

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

The company leases warehouse space, office facilities and equipment under operating leases, which expire in fiscal 2016 and thereafter. Future minimum payment obligations under these leases are as follows:

Total Operating Lease Commitments

2016	$24,493
2017	19,583
2018	12,877
2019	12,961
2020	9,370
2021 and thereafter	26,159

$105,443

Rental expense pertaining to the operating leases was $17.6 million, $14.9 million and $11.0 million in fiscal 2015, 2014 and 2013 respectively.

(10)    SEGMENT INFORMATION

The company operates in three reportable operating segments defined by management reporting structure and operating activities.

The Commercial Foodservice Equipment Group manufactures, sells, and distributes foodservice equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in California, Illinois, Michigan, New Hampshire, North Carolina, Tennessee, Texas, Vermont, Washington, Australia, China, Denmark, Italy, the Philippines and the United Kingdom. Principal product lines of this group include conveyor ovens, ranges, steamers, convection ovens, combi-ovens, broilers and steam cooking equipment, induction cooking systems, baking and proofing ovens, charbroilers, catering equipment, fryers, toasters, hot food servers, food warming equipment, griddles, coffee and beverage dispensing equipment, professional refrigerators, coldrooms, ice machines, freezers and kitchen processing and ventilation equipment. These products are sold and marketed under the brand names: Anets, Beech, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, CTX, Carter-Hoffmann, Celfrost, Concordia, CookTek, Desmon, Doyon, Eswood, Frifri, Giga, Goldstein, Holman, Houno, IMC, Induc, Jade, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, Southbend, Star, Toastmaster, TurboChef, Wells and Wunder-Bar.

The Food Processing Equipment Group manufactures preparation, cooking, packaging food handling and food safety equipment for the food processing industry. This business segment has manufacturing operations in Georgia, Illinois, Iowa, North Carolina, Texas, Virginia, Wisconsin, France, Germany and the United Kingdom. Principal product lines of this group include batch ovens, belt ovens, continuous processing ovens, frying systems, automated thermal processing systems, automated loading and unloading systems, meat presses, breading, battering, mixing, water cutting systems, forming, grinding and slicing equipment, food suspension, reduction and emulsion systems, defrosting equipment, packaging and food safety equipment. These products are sold and marketed under the brand names: Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Cozzini, Danfotech, Drake, Maurer-Atmos, MP Equipment, RapidPak, Spooner Vicars, Stewart Systems and Thurne.

The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. This business segment has manufacturing facilities in California, Michigan, Mississippi, Wisconsin, France, Ireland, Romania and the United Kingdom. Principal product lines of this group are ranges, cookers, ovens, refrigerators, dishwashers, microwaves, cooktops and outdoor equipment. These products are sold and marketed under the brand names of Brigade, Divertimenti, Falcon, Fired Earth, Grange, Heartland, La Cornue, Leisure Sinks, Lynx, Marvel, Mercury, Rangemaster, Rayburn, Redfyre, Sedona, Stanley, TurboChef, U-Line and Viking.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker evaluates individual segment performance based on operating income. Management believes that intersegment sales are made at established arm's length transfer prices.

The following table summarizes the results of operations for the company’s business segments(1,2) (dollars in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(3)	Total
2015
Net sales	$1,121,046	$297,712	$407,840	$—	$1,826,598
Operating income	296,061	64,650	4,653	(62,761)	302,603
Depreciation and amortization expense	17,117	5,839	29,515	1,603	54,074
Net capital expenditures	12,123	2,164	7,935	140	22,362
Total assets	1,115,840	308,677	1,250,503	86,131	2,761,151
Long-lived assets	61,835	20,307	129,751	21,327	233,220

2014
Net sales	$1,041,228	$322,783	$272,527	$—	$1,636,538
Operating income	269,559	67,395	14,585	(51,107)	300,432
Depreciation and amortization expense	19,661	6,601	13,356	1,634	41,252
Net capital expenditures	6,752	4,487	1,811	93	13,143
Total assets	1,053,921	304,241	636,680	71,289	2,066,131
Long-lived assets	50,211	19,627	71,500	10,140	151,478

2013
Net sales	$895,494	$301,522	$231,669	$—	$1,428,685
Operating income	234,190	49,528	10,815	(50,071)	244,462
Depreciation and amortization expense	18,787	8,387	14,148	1,842	43,164
Net capital expenditures	7,227	3,140	4,090	183	14,640
Total assets	1,000,065	303,289	441,299	74,553	1,819,206
Long-lived assets	47,490	12,475	60,570	17,038	137,573

(1)
Non-operating expenses are not allocated to the reportable segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.

(2)	Long-lived assets consist of property, plant and equipment, long-term deferred tax assets and other assets.

(3)	Includes corporate and other general company assets and operations.

Geographic Information

Long-lived assets, not including goodwill and other intangibles (in thousands):

	2015	2014	2013
	(dollars in thousands)
United States and Canada	$149,299	$127,308	$115,162

Asia	17,336	5,714	5,133
Europe and Middle East	65,581	16,739	15,762
Latin America	1,004	1,717	1,516
Total international	83,921	24,170	22,411

	$233,220	$151,478	$137,573
 Net sales (in thousands):

	2015	2014	2013
	(dollars in thousands)
United States and Canada	$1,274,907	$1,139,034	$1,049,280

Asia	165,541	171,995	109,599
Europe and Middle East	319,387	222,974	187,381
Latin America	66,763	102,535	82,425
Total international	551,691	497,504	379,405

	$1,826,598	$1,636,538	$1,428,685

(11)    EMPLOYEE RETIREMENT PLANS

(a)Pension Plans

U.S. Plans:

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

The company also maintains a retirement benefit agreement with its Chairman ("Chairman Plan"). The retirement benefits are based upon a percentage of the Chairman’s final base salary using a weighted average rate of increase in future compensation levels of 10.0%.

Non-U.S. Plans:

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

The other, much smaller, defined benefit pension plans operating within the AGA Group cover employees in France, Ireland and the United Kingdom.  All pension plan assets are held in separate trust funds although the net defined benefit pension obligations are included in the company's consolidated balance sheet.

A summary of the plans’ net periodic pension cost, benefit obligations, funded status, and net balance sheet position is as follows (dollars in thousands):

	Fiscal 2015		Fiscal 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net Periodic Pension Cost:
Service cost	$505	$1,216	$447	$—
Interest cost	1,286	12,992	1,289	639
Expected return on assets	(844)	(20,547)	(799)	(996)
Amortization of net loss (gain)	694	—	(46)	—
Curtailment loss	—	3,202	—	—
Pension settlement	—	—	—	—
	$1,641	$(3,137)	$891	$(357)

Change in Benefit Obligation:
Benefit obligation – beginning of year	$33,907	$16,114	$27,748	$15,745
Benefit obligation – acquisition	2,988	1,495,089	—	—
Service cost	505	1,216	447	—
Interest on benefit obligations	1,286	12,992	1,289	639
Employee contributions	—	182	—	—
Actuarial (gain) loss	(2,960)	8,668	5,293	1,273
Pension settlement	—	—	—	—
Net benefit payments	(922)	(24,179)	(870)	(634)
Curtailment loss	—	3,202	—	—
Exchange effect	—	(36,914)	—	(909)
Benefit obligation – end of year	$34,804	$1,476,370	$33,907	$16,114

Change in Plan Assets:
Plan assets at fair value – beginning of year	$13,575	$15,306	$13,324	$15,172
Plan assets at fair value – acquisition	2,943	1,305,506	—	—
Company contributions	881	16,950	913	511
Investment (loss) gain	(590)	6,173	208	1,133
Employee contributions	—	182	—	—
Benefit payments and plan expenses	(922)	(24,179)	(870)	(634)
Exchange effect	—	(32,215)	—	(876)
Plan assets at fair value – end of year	$15,887	$1,287,723	$13,575	$15,306

Funded Status:
Unfunded benefit obligation	$(18,917)	$(188,647)	$(20,332)	$(808)

Amounts recognized in balance sheet at year end:
Accrued pension benefits	$(18,917)	$(188,647)	$(20,332)	$(808)

Pre-tax components in accumulated other comprehensive income:
Net actuarial loss	$5,811	$20,457	$8,030	$2,188
Net prior service cost	—	—	—	—
Net transaction (asset) obligations	—	—	—	—
Total amount recognized	$5,811	$20,457	$8,030	$2,188

Accumulated Benefit Obligation	$33,080	$1,475,631	$30,567	$16,114

Salary growth rate	n/a	0.4%	n/a	n/a
Assumed discount rate	4.1%	3.7%	3.8%	3.6%
Expected return on assets	5.6%	6.2%	6.0%	6.3%

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

The assets of the plans were invested in the following classes of securities (none of which were securities of the company):

U.S. Plans:

	Target Allocation	Percentage of Plan Assets
		2015	2014
Equity	45%	43%	48%
Fixed income	45	46	36
Money market	3	4	4
Other (real estate investment trusts & commodities contracts)	7	7	12

	100%	100%	100%

Non-U.S. Plans:

	Target Allocation	Percentage of Plan Assets
		2015	2014
Equity	16%	19%	72%
Fixed income	45	44	24
Alternatives/Other	28	20	—
Real Estate	11	12	—
Cash and cash equivalents	—	5	4
	100%	100%	100%

In accordance with ASC 820 “Fair Value Measurements and Disclosures”, the company has measured its defined benefit pension plans at fair value. The following tables summarize the basis used to measure the pension plans’ assets at fair value as of January 2, 2016 (in thousands):

U.S. Plans:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Short Term Investment Fund (a)	$1,371	$—	$1,371	$—

Equity Securities:
Large Cap	3,402	3,149	253	—
Mid Cap	437	383	54	—
Small Cap	575	383	192	—
International	2,298	2,291	7	—

Fixed Income:
Government/Corporate	4,831	4,311	520	—
High Yield	819	778	41	—

Alternative:
Global Real Estate Investment Trust	1,773	771	1,002	—
Commodities Contracts	381	381	—	—

Total	$15,887	$12,447	$3,440	$—

(a)	Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

Non-U.S. Plans:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$73,005	$64,651	$8,354	$—

Equity Securities:
UK	91,269	91,075	194	—
International:
Developed	147,278	144,864	2,414	—
Emerging	6,375	6,375	—	—
Unquoted/Private Equity	759	759	—	—

Fixed Income:
Government/Corporate:
UK	168,708	118,332	50,376	—
International	126,735	67,217	59,518	—
Index Linked	258,502	258,502	—	—
Other	3,518	3,518	—	—
Convertible Bonds	1,471	1,471	—	—

Real Estate:
Direct	140,764	—	140,764	—
Indirect	13,617	177	13,440	—

Hedge Fund Strategy:
Equity Long/Short	80,230	—	80,230	—
Arbitrage & Event	92,635	—	92,635	—
Directional Trading & Fixed Income	55,424	3,584	51,840	—
Cash & Other	2,557	—	2,557	—
Direct Sourcing	1,655	—	1,655	—

Leveraged Loans	10,824	—	10,824	—

Alternative/Other	12,397	12,062	335	—

	$1,287,723	$772,587	$515,136	$—

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

Estimated future benefit payments under the plans are as follows (dollars in thousands):

	U.S. Plans	Non-U.S. Plans
2016	$1,184	$63,628
2017	1,203	65,323
2018	1,907	66,322
2019	1,909	68,185
2020 through 2025	11,913	427,101

Expected contributions to the U.S. Plans and Non-US Plans to be made in 2016 are $0.9 million and $18.7 million, respectively.

(b)	Defined Contribution Plans

As of January 2, 2016, the company maintained two separate defined contribution 401K savings plans covering all employees in the United States. These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States. The company also maintains defined contribution plans for its U.K. based employees.

(12)         QUARTERLY DATA (UNAUDITED)

	1st	2nd	3rd	4th	Total Year
	(dollars in thousands, except per share data)
2015
Net sales	$406,596	$436,291	$449,004	$534,707	$1,826,598
Gross profit	157,562	172,889	177,182	198,872	706,505
Income from operations	66,580	83,360	80,030	72,633	302,603
Net earnings	$38,231	$54,267	$48,825	$50,287	$191,610

Basic earnings per share (1)	$0.67	$0.95	$0.86	$0.88	$3.36
Diluted earnings per share (1)	$0.67	$0.95	$0.86	$0.88	$3.36

2014
Net sales	$372,478	$424,776	$404,289	$434,995	$1,636,538
Gross profit	142,976	166,174	162,380	169,055	640,585
Income from operations	55,933	75,739	86,465	82,295	300,432
Net earnings	$33,445	$48,405	$59,713	$51,749	$193,312

Basic earnings per share (1)	$0.59	$0.85	$1.05	$0.91	$3.41
Diluted earnings per share (1)	$0.59	$0.85	$1.05	$0.91	$3.40

(1)	Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

(13)    RESTRUCTURING AND ACQUISITION INTEGRATION INITIATIVES

During the fiscal year 2015, the company incurred restructuring charges relative to each of its business segments. The costs and corresponding reserve balances (by segment) are summarized as follows (in thousands):

Commercial Foodservice Equipment Group:

During the third quarter of 2015, the company closed one manufacturing facility within the Commercial Foodservice Equipment Group and transferred production to another existing manufacturing facility within the company. This action, which is not material to the company’s operations, resulted in a charge of $0.9 million for severance and lease costs in restructuring expenses in the consolidated statements of earnings for the year ended, January 2, 2016. The company estimates that these restructuring initiatives will result in future cost savings of approximately $1.0 million annually, beginning in fiscal year 2016 and no significant future costs related to this action are expected.

Food Processing Equipment Group:

During the third quarter of 2015, the company closed one manufacturing facility within the Food Processing Equipment Group and transferred production to another existing manufacturing facility within the company. This action, which is not material to the company’s operations, resulted in a charge of $2.4 million for severance and lease costs in restructuring expenses and $0.2 million in cost of sales in the consolidated statements of earnings for the year ended, January 2, 2016. The company estimates that these restructuring initiatives will result in future cost savings of approximately $3.5 million annually, beginning in fiscal year 2016 and no significant future costs related to this action are expected.

Residential Kitchen Equipment Group:

During the fiscal years 2015 and 2014, the company has taken actions to improve the operations of Viking within the Residential Kitchen Equipment Group. Additionally, during the fourth quarter of 2015, the company undertook acquisition integration initiatives related to AGA within the Residential Kitchen Equipment Group. These initiatives included organizational restructuring and headcount reductions, consolidation and disposition of certain facilities and business operations. The company recorded expense in the amount of $25.5 million, $7.1 million and $9.1 million, respectively in the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively. This expense is reflected in restructuring expenses in the consolidated statements of earnings for such periods. The company estimates that these restructuring initiatives will result in future cost savings of approximately $24.1 million annually, beginning in fiscal year 2015, primarily related to compensation and facility costs. The company anticipates that all severance obligations for the Residential Kitchen Equipment Group will be satisfied by the end of fiscal of 2016. The lease obligations extend through July 2020.

	Severance/Benefits	Inventory/Product	Facilities/Operations	Other	Total
Expenses	$5,963	$1,203	$1,466	$469	$9,101
Payments	(4,344)	(619)	(1,389)	(361)	(6,713)
Balance as of December 28, 2013	$1,619	$584	$77	$108	$2,388
Expenses	3,776	(151)	3,457	(4)	7,078
Payments	(5,248)	(433)	(3,534)	(67)	(9,282)
Balance as of January 3, 2015	$147	$—	$—	$37	$184
Expenses	18,142	—	7,248	108	25,498
Payments	(2,628)	—	(2,606)	(25)	(5,259)
Balance as of January 2, 2016	$15,661	$—	$4,642	$120	$20,423

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED JANUARY 2, 2016, JANUARY 3, 2015
AND DECEMBER 28, 2013

	Balance Beginning Of Period	Additions/ (Recoveries) Charged to Expense	Write-Offs During the the Period	Balance At End Of Period
Allowance for doubtful accounts; deducted from accounts receivable on the balance sheets-

2015	$9,091,000	$1,108,900	$(1,361,400)	$8,838,500

2014	$6,987,000	$3,075,000	$(971,000)	$9,091,000

2013	$6,377,000	$1,571,000	$(961,000)	$6,987,000

	Balance Beginning Of Period	Additions/ (Recoveries) Charged to Expense(1)	Write-Offs During the the Period	Balance At End Of Period
Valuation allowance - Deferred tax assets

2015	$—	$20,395,200	$—	$20,395,200

(1) Reserve related to the acquisition of AGA.

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

The company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of January 2, 2016. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

Changes in Internal Control Over Financial Reporting

During the quarter ended January 2, 2016, there have been no changes in the company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our assessment of the internal control structure excluded Desmon (acquired January 7, 2015), Goldstein Eswood (acquired January 30, 2015), Thurne (acquired April 7, 2015), Induc (acquired May 30, 2015), AGA (acquired September 30, 2015) and Lynx (acquired December 15, 2015). These acquisitions constitute 6.3% and 26.3% of net and total assets, respectively, 8.9% of net sales and (5.8)% of net income of the consolidated financial statements of the Company as of and for the year ended January 2, 2016. These acquisitions are included in the consolidated financial statements of the company as of and for the year ended January 2, 2016. Under guidelines established by the Securities Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 2, 2016.

Ernst & Young LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company included in this report, has issued an attestation report on the effectiveness of the company's internal control over financial reporting as of January 2, 2016.

The Middleby Corporation
March 2, 2016

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

101
Financial statements on Form 10-K for the year ended January 2, 2016, filed on March 2, 2016, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) consolidated statements of cash flows, (iv) notes to the consolidated financial statements.

*	Designates management contract or compensation plan.

(c)	See the financial statement schedule included under Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March 2016.

THE MIDDLEBY CORPORATION

BY:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2016.

Signatures	Title

PRINCIPAL EXECUTIVE OFFICER

/s/ Selim A. Bassoul	Chairman of the Board, President,
Selim A. Bassoul	Chief Executive Officer and Director

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER

/s/ Timothy J. FitzGerald	Vice President, Chief Financial
Timothy J. FitzGerald	Officer, Principal Financial Officer and Principal
Accounting Officer
DIRECTORS

/s/ Robert Lamb	Director
Robert Lamb

/s/ John R. Miller, III	Director
John R. Miller, III

/s/ Gordon O'Brien	Director
Gordon O'Brien

/s/ Philip G. Putnam	Director
Philip G. Putnam

/s/ Cathy L. McCarthy	Director
Cathy L. McCarthy

/s/ Sarah Palisi Chapin	Director
Sarah Palisi Chapin