Form 10-Q
period 2016-04-02
MIDDLEBY CORP
filed 2016-05-12
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 2, 2016
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

As of May 6, 2016, there were 57,539,766 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED APRIL 2, 2016

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Apr 2, 2016	Jan 2, 2016
Current assets:
Cash and cash equivalents	$55,681	$55,528
Accounts receivable, net of reserve for doubtful accounts of $9,758 and $8,839	300,907	282,534
Inventories, net	367,639	354,150
Prepaid expenses and other	43,604	39,801
Prepaid taxes	6,214	11,426
Current deferred taxes	51,902	51,723
Total current assets	825,947	795,162
Property, plant and equipment, net of accumulated depreciation of $102,849 and $100,345	199,081	199,750
Goodwill	983,998	983,339
Other intangibles, net of amortization of $147,921 and $139,279	734,795	749,430
Long-term deferred tax assets	10,833	11,438
Other assets	23,290	22,032
Total assets	$2,777,944	$2,761,151

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$57,046	$32,059
Accounts payable	156,175	157,758
Accrued expenses	300,011	320,154
Total current liabilities	513,232	509,971
Long-term debt	706,074	734,002
Long-term deferred tax liability	121,675	113,010
Accrued pension benefits	182,343	207,564
Other non-current liabilities	30,284	29,774
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 62,445,315 and 62,168,346 shares issued in 2016 and 2015, respectively	144	144
Paid-in capital	332,811	328,686
Treasury stock, at cost; 4,905,549 and 4,862,264 shares in 2016 and 2015, respectively	(205,280)	(200,862)
Retained earnings	1,169,812	1,115,274
Accumulated other comprehensive loss	(73,151)	(76,412)
Total stockholders' equity	1,224,336	1,166,830
Total liabilities and stockholders' equity	$2,777,944	$2,761,151

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	Apr 2, 2016	Apr 4, 2015
Net sales	$516,355	$406,596
Cost of sales	319,582	249,034
Gross profit	196,773	157,562
Selling and distribution expenses	53,689	47,109
General and administrative expenses	56,103	39,273
Restructuring expenses	606	4,600
Income from operations	86,375	66,580
Interest expense and deferred financing amortization, net	5,276	3,749
Other (income) expense, net	(800)	4,561
Earnings before income taxes	81,899	58,270
Provision for income taxes	27,361	20,039
Net earnings	$54,538	$38,231

Net earnings per share:
Basic	$0.96	$0.67
Diluted	$0.96	$0.67
Weighted average number of shares
Basic	57,051	56,917
Dilutive common stock equivalents[1]	—	1
Diluted	57,051	56,918
Comprehensive income	$57,799	$22,082

1There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	Apr 2, 2016	Apr 4, 2015
Cash flows from operating activities--
Net earnings	$54,538	$38,231
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	14,930	11,232
Non-cash share-based compensation	4,959	2,029
Deferred taxes	9,091	2,975
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(19,576)	(5,209)
Inventories, net	(12,802)	(15,023)
Prepaid expenses and other assets	1,160	2,188
Accounts payable	(1,240)	8,333
Accrued expenses and other liabilities	(36,555)	(21,000)
Net cash provided by operating activities	14,505	23,756
Cash flows from investing activities--
Additions to property and equipment	(7,693)	(6,117)
Acquisitions, net of cash acquired	—	(46,498)
Net cash used in investing activities	(7,693)	(52,615)
Cash flows from financing activities--
Net (repayments) proceeds under current revolving credit facilities	(28,000)	41,500
Net proceeds under foreign bank loan	26,313	432
Net repayments under other debt arrangement	(9)	(9)
Repurchase of treasury stock	(4,418)	(4,836)
Excess tax (detriment) benefit related to share-based compensation	(834)	2,402
Net cash (used in) provided by financing activities	(6,948)	39,489
Effect of exchange rates on cash and cash equivalents	289	(316)
Changes in cash and cash equivalents--
Net increase in cash and cash equivalents	153	10,314
Cash and cash equivalents at beginning of year	55,528	43,945
Cash and cash equivalents at end of period	$55,681	$54,259

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016
(Unaudited)

1)	Summary of Significant Accounting Policies

A)	Basis of Presentation
The condensed consolidated financial statements have been prepared by The Middleby Corporation (the "company" or “Middleby”), pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2015 Form 10-K. The company’s interim results are not necessarily indicative of future full year results for the fiscal year 2016.
In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of April 2, 2016 and January 2, 2016, the results of operations for the three months ended April 2, 2016 and April 4, 2015 and cash flows for the three months ended April 2, 2016 and April 4, 2015.

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
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $5.0 million and $2.0 million for the first quarter periods ended April 2, 2016 and April 4, 2015, respectively.
During the first quarter ended April 2, 2016, the company issued restricted shares under its 2011 Stock Incentive Plan. These amounts are contingent on the attainment of certain performance objectives. The aggregate grant-date fair value of these awards was $31.0 million, based on the closing share price of the company's stock at the date of the grant.

C)	Income Taxes
As of January 2, 2016, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $14.4 million (of which $14.1 million would impact the effective tax rate if recognized) plus approximately $1.9 million of accrued interest and $3.8 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of April 2, 2016, the company recognized a tax expense of $0.9 million for unrecognized tax benefits related to current year tax exposures.
It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that approximately $1.8 million of its remaining unrecognized tax benefits may be recognized over the next twelve months as a result of lapses of statutes of limitations.

A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States - federal	2012 – 2015
United States - states	2006 – 2015
Australia	2011 – 2015
Brazil	2011 – 2015
Canada	2009 – 2015
China	2006 – 2015
Czech Republic	2013 – 2015
Denmark	2012 – 2015
France	2011 – 2015
Germany	2013 – 2015
India	2013 – 2015
Ireland	2009 – 2015
Italy	2011 – 2015
Luxembourg	2011 – 2015
Mexico	2011 – 2015
Netherlands	2004 – 2015
Philippines	2013 – 2015
Romania	2006 – 2015
South Korea	2011
Spain	2011 – 2015
Sweden	2009 – 2015
Switzerland	2008 – 2015
Taiwan	2010 – 2012
United Kingdom	2003 – 2015

D)	Fair Value Measures
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
Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
Level 3 – Unobservable inputs based on our own assumptions.
The company’s financial liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of April 2, 2016
Financial Liabilities:
Interest rate swaps	$—	$603	$—	$603
Contingent consideration	$—	$—	$10,663	$10,663

As of January 2, 2016
Financial Liabilities:
Interest rate swaps	$—	$412	$—	$412
Contingent consideration	$—	$—	$11,065	$11,065
The contingent consideration as of April 2, 2016 and January 2, 2016, relates to the earnout provisions recorded in conjunction with the acquisitions of Spooner Vicars, PES, Concordia, Desmon, Goldstein Eswood and Induc.
The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings, as defined in the respective purchase agreements. On a quarterly basis the company assesses the projected results for each of the acquired businesses in comparison to the earnout targets and adjusts the liability accordingly.
E)    Consolidated Statements of Cash Flows
Cash paid for interest was $4.8 million and $3.3 million for the three months ended April 2, 2016 and April 4, 2015, respectively. Cash payments totaling $12.2 million and $16.1 million were made for income taxes for the three months ended April 2, 2016 and April 4, 2015, respectively.

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
The goodwill and $2.9 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350 "Intangibles - Goodwill and Other." Other intangibles also includes $1.1 million allocated to customer relationships, $0.2 million allocated to developed technology and less than $0.1 million allocated to backlog, which are to be amortized over periods of 4 years, 5 years and 3 months, respectively. Goodwill and other intangibles of Market Forge are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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
The goodwill and $2.8 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $5.9 million allocated to customer relationships and less than $0.1 million allocated to backlog, which are to be amortized over periods of 7 years and 3 months, respectively. Goodwill and other intangibles of Goldstein Eswood are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
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
The final allocation of cash paid for the Marsal acquisition is summarized as follows (in thousands):

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
The final allocation of cash paid for the Thurne acquisition is summarized as follows (in thousands):

	(as initially reported) Apr 7, 2015	Measurement Period Adjustments	(as adjusted) Apr 7, 2015
Current assets	$3,419	$(275)	$3,144
Property, plant and equipment	3,334	—	3,334
Goodwill	609	2,378	2,987
Other intangibles	3,625	(2,024)	1,601
Current liabilities	(1,115)	—	(1,115)

Net assets acquired and liabilities assumed	$9,872	$79	$9,951
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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) May 30, 2015	Preliminary Measurement Period Adjustments	(as adjusted) May 30, 2015
Current assets	$1,705	$(342)	$1,363
Property, plant and equipment	536	255	791
Goodwill	13,496	(393)	13,103
Other intangibles	1,500	(300)	1,200
Other assets	32	(32)	—
Current liabilities	(854)	854	—
Other non-current liabilities	(5,793)	(42)	(5,835)

Consideration paid at closing	$10,622	$—	$10,622

Deferred payment	1,516	(85)	1,431
Contingent consideration	4,276	127	4,403

Net assets acquired and liabilities assumed	$16,414	$42	$16,456
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

AGA
On September 23, 2015, the company completed its acquisition of all of the capital stock of AGA Rangemaster Group plc ("AGA") a leading manufacturer of residential kitchen equipment including ranges, ovens and refrigeration for a purchase price of approximately $184.7 million, net of cash acquired. AGA is headquartered in Leamington Spa, United Kingdom. During the fourth quarter of 2015, the company completed the purchase of the minority interest of an AGA subsidiary for approximately $4.3 million.
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
The long-term deferred tax asset amounted to $0.1 million. These net assets are comprised of $33.6 million of assets related to pension liabilities, $0.9 million of assets related to foreign net operating loss, $1.7 million of assets related to federal net operating loss carry forwards and $5.2 million of assets related to the difference between the book and tax basis of tangible assets and liability accounts, net of $41.5 million of deferred tax liabilities related to the difference between the book and tax basis of identifiable intangible assets. Net operating loss carryforwards are subject to carryforward limitations.
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
The company estimated the fair value of the assets and liabilities of AGA on a preliminary basis at the time of acquisition based on third-party estimates used to assist in determining the fair market value for acquired tangible and intangible assets.  Changes to these allocations will occur as additional information becomes available. The company is in the process of obtaining third-party valuations related to the fair value of tangible and intangible assets, in addition to determining and recording the tax effects of the transaction to include all assets/liabilities as those are recorded at fair value. Acquired goodwill represents the premium paid over the fair value of assets acquired and liabilities assumed.
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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Dec 15, 2015	Preliminary Measurement Period Adjustments	(as adjusted) Dec 15, 2015
Cash	$276	$—	$276
Current deferred tax asset	467	—	467
Current assets	18,630	(100)	18,530
Property, plant and equipment	1,690	—	1,690
Goodwill	42,502	100	42,602
Other intangibles	39,800	—	39,800
Other assets	130	—	130
Current liabilities	(6,208)	—	(6,208)
Long term deferred tax liability	(12,589)	—	(12,589)
Other non-current liabilities	(666)	—	(666)

Net assets acquired and liabilities assumed	$84,032	$—	$84,032
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

Pro Forma Financial Information

In accordance with ASC 805 “Business Combinations”, the following unaudited pro forma results of operations for the years ended April 2, 2016 and April 4, 2015, assumes the 2015 acquisitions of Desmon, Goldstein Eswood, Marsal, Thurne, Induc, AGA and Lynx were completed on January 4, 2015 (first day of fiscal year 2015). The following pro forma results include adjustments to reflect additional interest expense to fund the acquisitions, amortization of intangibles associated with the acquisitions, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	April 2, 2016	April 4, 2015
Net sales	$516,355	$553,114
Net earnings	54,538	28,091

Net earnings per share:
Basic	0.96	0.49
Diluted	0.96	0.49

The supplemental pro forma financial information presented above has been prepared for comparative purposes and is not necessarily indicative of either the results of operations that would have occurred had the acquisitions of these companies been effective on January 4, 2015 nor are they indicative of any future results. Also, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate Desmon, Goldstein Eswood, Marsal, Thurne, Induc, AGA and Lynx.

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

In May 2014, the Financial Accounts Standards Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This update amends the current guidance on revenue recognition related to contracts with customers. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In early 2016, the FASB issued additional updates: ASU No. 2016-10, 2016-11 and 2016-12. These updates provide further guidance and clarification on specific items within the previously issued update. In July 2015, the FASB decided to delay the effective date of the new revenue standard to be effective for interim and annual periods beginning on or after December 15, 2017 for public companies. Companies may elect to adopt the standard at the original effective date for public entities, that is, for interim and annual periods beginning on or after December 15, 2016, but not earlier. The guidance can be applied using one of two retrospective application methods. The company is evaluating the impact the application of these ASU's will have, if any, on the company's financial position, results of operations or cash flows.

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
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The company is evaluating the impact the application of this ASU will have, if any, on the company's financial position, results of operations or cash flows.

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

In November 2015, the FASB issued ASU 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The amendments in ASU 2015-17 simplify the accounting for, and presentation of, deferred taxes by eliminating the need to separately classify the current amount of deferred tax assets or liabilities. Instead, aggregated deferred tax assets and liabilities are classified and reported as non-current assets or liabilities. The update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been issued. The company is evaluating the impact the application of this ASU will have, if any, on the company's financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". The amendments under this pronouncement will change the way all leases with a duration of one year of more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases are under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. The company is currently evaluating the impact this standard will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and on the company's financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-05, "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships". The amendments in ASU 2016-05 clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of the hedging relationship provided that ll other hedge accounting criteria continue to be met. The amendments in this update may be applied on either a prospective basis or a modified retrospective basis. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2016. The company is evaluating the impact the application of this ASU will have, if any, on the company's financial position, results of operations or cash flows.

In March 2016, the FASB issues ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718)". The amendments in ASU-09 simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2016. The company is evaluating the impact the application of this ASU will have, if any, on the company's financial position, results of operations or cash flows.

5)	Other Comprehensive Income
The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income".
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of January 2, 2016	$(52,842)	$(23,579)	$9	$(76,412)
Other comprehensive income before reclassification	(396)	3,778	75	3,457
Amounts reclassified from accumulated other comprehensive income	—	—	(196)	(196)
Net current-period other comprehensive income	$(396)	$3,778	$(121)	$3,261
Balance as of April 2, 2016	$(53,238)	$(19,801)	$(112)	$(73,151)
(1) All amounts are net of tax.
Components of other comprehensive income were as follows (in thousands)

	Three Months Ended
	Apr 2, 2016	Apr 4, 2015
Net earnings	$54,538	$38,231
Currency translation adjustment	(396)	(15,791)
Pension liability adjustment, net of tax	3,778	114
Unrealized gain on interest rate swaps, net of tax	(121)	(472)
Comprehensive income	$57,799	$22,082

6)	Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventories at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $37.5 million at April 2, 2016 and $35.6 million at January 2, 2016 and represented approximately 10.2% and 10.1% of the total inventory at each respective period. The amount of LIFO reserve at April 2, 2016 and January 2, 2016 was not material. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at April 2, 2016 and January 2, 2016 are as follows:

	Apr 2, 2016	Jan 2, 2016
	(in thousands)
Raw materials and parts	$141,608	$139,117
Work-in-process	33,599	34,771
Finished goods	192,432	180,262
	$367,639	$354,150

7)	Goodwill
Changes in the carrying amount of goodwill for the three months ended April 2, 2016 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of January 2, 2016	$473,127	$134,092	$376,120	$983,339
Goodwill acquired during the year	—	—	—	—
Measurement period adjustments to goodwill acquired in prior year	83	—	100	183
Exchange effect	158	1,615	(1,297)	476
Balance as of April 2, 2016	$473,368	$135,707	$374,923	$983,998

8)	Accrued Expenses
Accrued expenses consist of the following:

	Apr 2, 2016	Jan 2, 2016
	(in thousands)
Accrued payroll and related expenses	$64,497	$65,623
Advanced customer deposits	56,871	57,595
Accrued warranty	37,847	37,901
Accrued customer rebates	27,258	45,154
Accrued product liability and workers compensation	11,880	11,635
Accrued sales and other tax	9,690	13,537
Accrued agent commission	9,515	9,948
Accrued professional fees	8,317	7,019
Product recall	7,172	7,786
Restructuring	3,707	6,266
Other accrued expenses	63,257	57,690

	$300,011	$320,154

9)	Warranty Costs
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
A rollforward of the warranty reserve is as follows:

Three Months Ended
Apr 2, 2016
(in thousands)
Balance as of January 2, 2016	$37,901
Warranty reserve related to acquisitions	—
Warranty expense	11,535
Warranty claims	(11,589)
Balance as of April 2, 2016	$37,847

10)	Financing Arrangements

	Apr 2, 2016	Jan 2, 2016
	(in thousands)
Senior secured revolving credit line	$705,000	$733,000
Foreign loans	57,881	32,813
Other debt arrangement	239	248
Total debt	$763,120	$766,061
Less: Current maturities of long-term debt	57,046	32,059
Long-term debt	$706,074	$734,002
On August 7, 2012, the company entered into a senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of April 2, 2016, the company had $705.0 million of borrowings outstanding under this facility. The company also had $6.5 million in outstanding letters of credit as of April 2, 2016, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $288.5 million at April 2, 2016.
At April 2, 2016, borrowings under the senior secured credit facility were assessed at an interest rate of 1.50% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. The average interest rate on the senior debt amounted to 2.00%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of April 2, 2016.
In September 2015, the company completed its acquisition of Aga Rangemaster Group plc in the United Kingdom. At the time of acquisition, credit facilities denominated in British Pounds, Euro and U.S. dollars, had been established to fund local working capital needs. At April 2, 2016, these facilities amounted to $50.5 million in U.S. dollars. The average interest rate assessed on these facilities was approximately 2.61%.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At April 2, 2016, these foreign credit facilities amounted to $7.4 million in U.S. dollars with a weighted average interest rate of approximately 7.92%.
The company’s debt is reflected on the balance sheet at cost. Based on current market conditions, the company believes its interest rate margins on its existing debt are consistent with current market conditions and therefore the carrying value of debt reflects the fair value. However, the interest rate margin is based upon numerous factors, including but not limited to the credit rating of the borrower, the duration of the loan, the structure and restrictions under the debt agreement, current lending policies of the counterparty, and the company’s relationships with its lenders.
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

	Apr 2, 2016		Jan 2, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$763,120	$763,120	$766,061	$766,061

The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the revolving credit line. At April 2, 2016, the company had outstanding floating-to-fixed interest rate swaps totaling $65.0 million notional amount carrying an average interest rate of 0.82% maturing in less than 12 months and $110.0 million notional amount carrying an average interest rate of 0.94% that mature in more than 12 months but less than 24 months.
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
The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At April 2, 2016, the company was in compliance with all covenants pursuant to its borrowing agreements.

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
Foreign Exchange: The company uses foreign currency forward and option purchase and sales contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The fair value of the forward and option contracts was a gain of $0.4 million at the end of the first quarter of 2016.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of April 2, 2016, the fair value of these instruments was a liability of $0.6 million. The change in fair value of these swap agreements in the first three months of 2016 was a loss of $0.1 million, net of taxes.

The following tables summarize the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Apr 2, 2016	Jan 2, 2016
Fair value	Other non-current liabilities	$(603)	$(412)
The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended
	Presentation of Gain/(loss)	Apr 2, 2016	Apr 4, 2015
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$(519)	$(1,297)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(317)	$(485)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$11	$13
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
The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. This business segment has manufacturing facilities in California, Michigan, Mississippi, Wisconsin, France, Ireland, Romania, and the United Kingdom. Principal product lines of this group include ranges, cookers, ovens, refrigerators, dishwashers, microwaves, cooktops and outdoor equipment. These products are sold and marketed under the brand names of AGA, AGA Cookshop, Brigade, Falcon, Fired Earth, Grange, Heartland, La Cornue, Leisure Sinks, Lynx, Marvel, Mercury, Rangemaster, Rayburn, Redfyre, Sedona, Stanley, TurboChef, U-Line and Viking.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker evaluates individual segment performance based on operating income.
Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Apr 2, 2016		Apr 4, 2015
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$278,986	54.0%	$262,216	64.5%
Food Processing	78,636	15.2	69,819	17.2
Residential Kitchen	158,733	30.8	74,561	18.3
Total	$516,355	100.0%	$406,596	100.0%

The following table summarizes the results of operations for the company's business segments(1) (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
Three Months Ended April 2, 2016
Net sales	$278,986	$78,636	$158,733	$—	$516,355
Income (loss) from operations	76,569	17,863	9,851	(17,908)	86,375
Depreciation and amortization expense	4,371	1,438	8,704	417	14,930
Net capital expenditures	4,184	1,798	1,711	—	7,693

Total assets	$1,132,939	$325,373	$1,235,772	$83,860	$2,777,944

Three Months Ended April 4, 2015
Net sales	$262,216	$69,819	$74,561		$406,596
Income (loss) from operations	63,726	13,310	4,941	(15,397)	66,580
Depreciation and amortization expense	5,266	1,437	4,129	400	11,232
Net capital expenditures	4,624	355	1,060	78	6,117

Total assets	$1,117,585	$309,829	$635,388	$80,034	$2,142,836

(1)Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)Includes corporate and other general company assets and operations.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Apr 2, 2016	Apr 4, 2015
United States and Canada	$153,284	$129,397
Asia	18,011	13,727
Europe and Middle East	60,795	22,596
Latin America	1,114	1,473
Total international	$79,920	$37,796
	$233,204	$167,193
Net sales (in thousands):

	Three Months Ended
	Apr 2, 2016	Apr 4, 2015
United States and Canada	$325,941	$296,484
Asia	37,794	48,529
Europe and Middle East	136,604	42,984
Latin America	16,016	18,599
Total international	$190,414	$110,112
	$516,355	$406,596

13)	Employee Retirement Plans

(a)	Pension Plans

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

During the three months period ended April 2, 2016, the company recorded net periodic pension cost related to the AGA Group pension plans including the following components; an expected return on plan assets of $17.6 million, interest cost of $10.7 million and a service cost of $0.9 million. The pension costs for all other plans of the company were not material during the period.

(b)	Defined Contribution Plans

The company maintains two separate defined contribution 401K savings plans covering all employees in the United States. These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States. The company also maintains defined contribution plans for its U.K. based employees.

14)	Restructuring

Residential Kitchen Equipment Group:

During fiscal year 2015, the company took actions to improve the operations of Viking and undertook acquisition integration initiatives related to AGA within the Residential Kitchen Equipment Group. These initiatives included organizational restructuring and headcount reductions, consolidation and disposition of certain facilities and business operations. The company recorded additional expense of $0.6 million in the three months period ended April 2, 2016. This expense is reflected in restructuring expenses in the consolidated statements of comprehensive income. The cumulative expenses incurred to date for these initiatives is approximately $21.0 million. The company estimates that these restructuring initiatives will result in future cost savings of approximately $24.1 million annually, beginning in fiscal year 2016, primarily related to compensation and facility costs. The company anticipates that all severance obligations for the Residential Kitchen Equipment Group will be satisfied by the end of fiscal of 2016. The lease obligations extend through July 2020.

	Severance/Benefits	Facilities/Operations	Other	Total
Balance as of January 2, 2016	$15,661	$4,642	$120	$20,423
Expenses	245	388	(27)	606
Exchange	(150)	81	40	(29)
Payments	(10,276)	(2,024)	(14)	(12,314)
Balance as of April 2, 2016	$5,480	$3,087	$119	$8,686

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Informational Notes

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; ability to protect trademarks, copyrights and other intellectual property; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s Securities and Exchange Commission (“SEC”) filings, including the company’s 2015 Annual Report on Form 10-K.

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Apr 2, 2016		Apr 4, 2015
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$278,986	54.0%	$262,216	64.5%
Food Processing	78,636	15.2	69,819	17.2
Residential Kitchen	158,733	30.8	74,561	18.3
Total	$516,355	100.0%	$406,596	100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended
	Apr 2, 2016	Apr 4, 2015
Net sales	100.0%	100.0%
Cost of sales	61.9	61.2
Gross profit	38.1	38.8
Selling, general and administrative expenses	21.3	21.3
Restructuring expenses	0.1	1.1
Income from operations	16.7	16.4
Interest expense and deferred financing amortization, net	1.0	0.9
Other (income) expense, net	(0.2)	1.1
Earnings before income taxes	15.9	14.4
Provision for income taxes	5.3	4.9
Net earnings	10.6%	9.5%

Three Months Ended April 2, 2016 as compared to Three Months Ended April 4, 2015

NET SALES. Net sales for the three months period ended April 2, 2016 increased 27.0% to $516.4 million as compared to $406.6 million in the three months period ended April 4, 2015. Of the $109.8 million increase in net sales, $106.6 million or 26.2%, was attributable to acquisition growth, resulting from the fiscal 2015 acquisitions of Goldstein Eswood, Marsal, Induc, Thurne, AGA and Lynx. Excluding acquisitions, net sales increased $3.2 million or 0.8%, from the prior year. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended April 2, 2016 reduced net sales by approximately $6.4 million or 1.6%. Excluding the impact of foreign exchange, organic sales growth amounted to 2.3% for the year, including a net sales increase of 7.5% at the Commercial Foodservice Equipment Group, a net sales increase of 5.9% at the Food Processing Equipment Group and a net sales decrease of 19.2% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $16.8 million or 6.4%, to $279.0 million in the three months period ended April 2, 2016, as compared to $262.2 million in the prior year period. Net sales resulting from the acquisitions of Goldstein Eswood, Marsal and Induc which were acquired on January 30, 2015, February 10, 2015, and May 30, 2015, respectively, accounted for an increase of $2.2 million during the three months period ended April 2, 2016. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $14.6 million, or 5.6%, as compared to the prior year period. On a constant currency basis, organic net sales increased 7.5% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales decrease of $1.1 million, or 0.6%, to $184.6 million, as compared to $185.7 million in the prior year period. This includes an increase of $0.6 million from recent acquisitions. Domestic sales in the prior year included revenues from several large restaurant customer equipment rollouts, resulting in lesser growth in comparison to the prior year quarter. Excluding the acquisitions, the net decrease was $1.7 million, or 0.9%. International sales increased $17.9 million, or 23.4%, to $94.4 million, as compared to $76.5 million in the prior year period. This includes an increase of $1.7 million from the recent acquisitions, offset by $5.1 million related to the unfavorable impact of exchange rates. The change in both domestic and international net sales also includes the favorable impact of increased prices over the prior year, which is estimated to have increased net sales by 2.0% to 3.0% as compared to the prior year.

•
Net sales of the Food Processing Equipment Group increased by $8.8 million or 12.6%, to $78.6 million in the three months period ended April 2, 2016, as compared to $69.8 million in the prior year period.  Net sales from the acquisition of Thurne, which was acquired on April 7, 2015, accounted for an increase of $5.6 million during the three months period ended April 2, 2016.  Excluding the impact of this acquisition, net sales of the Food Processing Equipment Group increased $3.2 million, or 4.6%. On a constant currency basis, organic net sales increased 5.9% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $19.6 million, or 50.3%, to $58.6 million, as compared to $39.0 million in the prior year quarter. This includes an increase of $5.3 million from the recent acquisition. International sales decreased $10.8 million, or 35.1%, to $20.0 million, as compared to $30.8 million in the prior year period. This includes of $0.3 million from the recent acquisition, and offset by $0.9 million related to the unfavorable impact of exchange rates. The variability between domestic and international sales reflects the nature of the large projects at this business segment, which may occur in different geographic segments in comparative periods. Due to the nature of competitive bidding on large jobs and variability of equipment mix in comparison to the prior year, the impact of price changes are not estimated to be a significant or meaningful factor in the change in net sales from the prior year.

•
Net sales of the Residential Kitchen Equipment Group increased by $84.1 million or 112.7%, to $158.7 million in the three months period ended April 2, 2016, as compared to $74.6 million in the prior year period. Net sales from the acquisitions of AGA and Lynx, which were acquired on September 23, 2015, and December 15, 2015, respectively, accounted for an increase of $98.8 million during the three months period ended April 2, 2016. Excluding the impact of these acquisitions, net sales of the Residential Kitchen Equipment Group decreased $14.7 million, or 19.7%. On a constant currency basis, organic net sales decreased 19.2% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $10.9 million, or 15.2%, to $82.7 million, as compared to $71.8 million in the prior year quarter. This includes an increase of $25.0 million from the recent acquisitions. International sales increased $73.2 million, or 2,614.3%, to $76.0 million, as compared to $2.8 million in the prior year quarter, including a reduction of $0.4 million related to the impact of unfavorable exchange rates. Organic sales growth for the quarter was adversely impacted by lower sales at U-Line due to a prior year new product launch resulting in higher sales to dealers for new product showroom displays. Additionally, sales continued to be affected by the recall of certain Viking products manufactured prior to 2013 and Middleby's acquisition of Viking. The net organic decrease in sales is net of price increases, which are estimated to have added approximately 3.0% to net sales in comparison to the prior year.

GROSS PROFIT. Gross profit increased to $196.8 million in the three months period ended April 2, 2016 from $157.6 million in the prior year period. The increase in the gross profit reflects the impact of increased sales from acquisitions, offset by the impact of foreign exchange rates, which reduced gross profit by $1.8 million. The gross margin rate was 38.8% in the three months period ended April 4, 2015 as compared to 38.1% in the current year period.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $10.7 million, or 10.2%, to $115.9 million in the three months period ended April 2, 2016, as compared to $105.2 million in the prior year period. Gross profit from the acquisitions of Goldstein Eswood, Marsal and Induc accounted for approximately $0.9 million of the increase in gross profit during the period. Excluding the recent acquisitions, gross profit increased by approximately $9.8 million on higher sales volumes. The impact of foreign exchange rates reduced gross profit by approximately $1.3 million. The gross margin rate increased to 41.5%, as compared to 40.1% in the prior year period, due primarily to changes in sales mix, as compared to the prior year period.

•
Gross profit at the Food Processing Equipment Group increased by $5.4 million, or 20.7%, to $31.5 million in the three months period ended April 2, 2016, as compared to $26.1 million in the prior year period.  Gross profit from the acquisition of Thurne accounted for approximately $3.0 million of the increase in gross profit during the period. The impact of foreign exchange rates reduced gross profit by approximately $0.4 million. Excluding the recent acquisitions, the gross profit increased by approximately $2.4 million on higher sales volume. The gross profit margin rate increased to 40.1%, as compared to 37.4% in the prior year period. The increase in the gross margin rate reflects the favorable impact of ongoing integration initiatives related to recent acquisitions and favorable sales mix.

•
Gross profit at the Residential Kitchen Equipment Group increased by $21.8 million, or 79.0%, to $49.4 million in the three months period ended April 2, 2016, as compared to $27.6 million in the prior year period. Gross profit from the acquisitions of AGA and Lynx accounted for approximately $27.6 million of the increase in gross profit during the period. The impact of foreign exchange rates reduced gross profit by approximately $0.1 million. The gross margin rate decreased to 31.1%, as compared to 37.0% in the prior year period, due to the impact of lower gross margins at the recent acquisitions of AGA and Lynx, offsetting improved margins at Viking related to initiatives related to profitability improvement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $91.0 million in the three months period ended April 4, 2015 to $110.4 million in the three months period ended April 2, 2016.  As a percentage of net sales, operating expenses were 22.3% in the three months period ended April 4, 2015, as compared to 21.4% in the three months period ended April 2, 2016.

Selling expenses increased from $47.1 million in the three months period ended April 4, 2015 to $53.7 million in the three months period ended April 2, 2016. Selling expenses reflected increased costs of $11.8 million associated with the Goldstein Eswood, Thurne, Induc, AGA and Lynx acquisitions. These expenses were offset by a $1.1 million reduction in compensation and $1.8 million of lower trade show and advertising costs. The impact of foreign exchange rates had a favorable impact, reducing selling expenses by approximately $0.9 million.

General and administrative expenses increased from $39.3 million in the three months period ended April 4, 2015 to $56.1 million in the three months period ended April 2, 2016. General and administrative expenses reflect $14.1 million of increased costs associated with the Goldstein Eswood, Thurne, Induc, AGA and Lynx acquisitions, including $3.5 million of non-cash intangible amortization expense. Additionally, general and administrative expenses increased $3.0 million related to non-cash share-based compensation. The impact of foreign exchange rates had a favorable impact, reducing general and administrative expenses by approximately $0.6 million.

Restructuring expenses decreased $4.0 million from $4.6 million three months period ended April 4, 2015 to $0.6 million in the three months period ended April 2, 2016. The prior year quarter included expenses associated with the closure of facilities and warehouse consolidations at the Residential Kitchen Equipment Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $5.3 million in the three months period ended April 2, 2016, as compared to $3.7 million in the prior year period, reflecting increased interest on higher debt balances associated with acquisition investments. Other income was $0.8 million in the three months period ended April 2, 2016, as compared to other expense of $4.6 million in the prior year period, and consists mainly of foreign exchange gains and losses. In the prior year period foreign exchange losses were attributable to the strengthening of the U.S. Dollar in the quarter, as compared to the Euro, Brazilian Real, Australian Dollar and Canadian Dollar.

INCOME TAXES. A tax provision of $27.4 million, at an effective rate of 33.4%, was recorded during the three months period ended April 2, 2016, as compared to $20.0 million at an effective rate of 34.4%, in the prior year period. In comparison to the prior year, the tax provision reflects a lower effective tax rate on increased earnings in lower foreign and state taxed jurisdictions and an increase in tax credits.
Financial Condition and Liquidity
During the three months ended April 2, 2016, cash and cash equivalents increased by $0.2 million to $55.7 million at April 2, 2016 from $55.5 million at January 2, 2016. Net borrowings decreased from $766.1 million at January 2, 2016 to $763.1 million at April 2, 2016.
OPERATING ACTIVITIES. Net cash provided by operating activities was $14.5 million for the three months ended April 2, 2016, compared to $23.8 million for the three months ended April 4, 2015.
During the three months ended April 2, 2016, increased working capital levels reduced operating cash flows by $68.9 million. These changes in working capital levels included a $19.6 million increase in accounts receivable on increased sales. Inventory increased $12.8 million due to several factors including the timing of large orders for the Food Processing Equipment Group, investments in inventories at the Residential Kitchen Equipment Group in connection with new product introductions and cyclical working capital requirements for the Commerical Foodservice Group. Changes in working capital also included a $36.6 million decrease in accrued expenses and other non-current liabilities primarily related to the $14.4 million funding payment for the AGA pension plan, funding of severance obligations associated with AGA restructuring initiatives and the payment of 2015 annual rebate programs.
INVESTING ACTIVITIES. During the three months ended April 2, 2016, net cash used in investing activities included $7.7 million of additions and upgrades of production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows used by financing activities were $6.9 million during the three months ended April 2, 2016. The company’s borrowing activities included $28.0 million of net repayments under its $1.0 billion revolving credit facility and $26.3 million of net borrowings under its foreign banking facilities.
The company repurchased $4.4 million of Middleby common shares during the three months ended April 2, 2016. This was comprised of $3.9 million used to repurchase 38,011 that were surrendered to the company by employees in lieu of cash for payment for withholding taxes related to restricted stock vestings that occurred during the three months ended April 2, 2016 and $0.5 million used to repurchase 5,274 shares of its common stock under a stock repurchase program.
Financing activities also included $0.8 million of excess tax detriment associated with the vesting of restricted stock grants.
At April 2, 2016, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, acquisitions, product development and integration expenditures for the foreseeable future.
Recently Issued Accounting Standards

In May 2014, the Financial Accounts Standards Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This update amends the current guidance on revenue recognition related to contracts with customers. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In early 2016, the FASB issued additional updates: ASU No. 2016-10, 2016-11 and 2016-12. These updates provide further guidance and clarification on specific items within the previously issued update. In July 2015, the FASB decided to delay the effective date of the new revenue standard to be effective for interim and annual periods beginning on or after December 15, 2017 for public companies. Companies may elect to adopt the standard at the original effective date for public entities, that is, for interim and annual periods beginning on or after December 15, 2016, but not earlier. The guidance can be applied using one of two retrospective application methods. The company is evaluating the impact the application of these ASU's will have, if any, on the company's financial position, results of operations or cash flows.

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
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The company is evaluating the impact the application of this ASU will have, if any, on the company's financial position, results of operations or cash flows.

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

In November 2015, the FASB issued ASU 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The amendments in ASU 2015-17 simplify the accounting for, and presentation of, deferred taxes by eliminating the need to separately classify the current amount of deferred tax assets or liabilities. Instead, aggregated deferred tax assets and liabilities are classified and reported as non-current assets or liabilities. The update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been issued. The company is evaluating the impact the application of this ASU will have, if any, on the company's financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". The amendments under this pronouncement will change the way all leases with a duration of one year of more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases are under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. The company is currently evaluating the impact this standard will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and on the company's financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-05, "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships". The amendments in ASU 2016-05 clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of the hedging relationship provided that ll other hedge accounting criteria continue to be met. The amendments in this update may be applied on either a prospective basis or a modified retrospective basis. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2016. The company is evaluating the impact the application of this ASU will have, if any, on the company's financial position, results of operations or cash flows.

In March 2016, the FASB issues ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718)". The amendments in ASU-09 simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2016. The company is evaluating the impact the application of this ASU will have, if any, on the company's financial position, results of operations or cash flows.
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

At the Food Processing Equipment Group, the company enters into long-term sales contracts for certain products that are often significant relative to the business. Revenue under these long-term sales contracts is recognized using the percentage of completion method defined within ASC 605-35 “Construction-Type and Production-Type Contracts” due to the length of time to fully manufacture and assemble the equipment. The company measures revenue recognized based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. Because estimated labor hours to complete a project are based upon forecasts using the best available information, the actual hours may differ from original estimates. The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the company's financial statements and most accurately measures the matching of revenues with expenses. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements. Revenue for sales of products and services not covered by long-term sales contracts is recognized when risk of loss has passed to the customer, which occurs at the time of shipment and collectability is reasonably assured. The sale prices of the products sold are fixed and determinable at the time of shipment. Sales are reported net of sales returns, sales incentives and cash discounts based on prior experience and other quantitative and qualitative factors.
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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period Ending	Variable Rate Debt

April 2, 2017	$57,046
April 2, 2018	705,311
April 2, 2019	107
April 2, 2020	107
April 2, 2021 and thereafter	549
$763,120
On August 7, 2012, the company entered into a senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.0 billion of availability under a revolving credit line. As of April 2, 2016, the company had $705.0 million of borrowings outstanding under this facility. The company also had $6.5 million in outstanding letters of credit as of April 2, 2016, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $288.5 million at April 2, 2016.
At April 2, 2016, borrowings under the senior secured credit facility were assessed at an interest rate of 1.50% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. The average interest rate on the senior debt amounted to 2.00%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of April 2, 2016.
In September 2015, the company completed its acquisition of AGA Rangemaster Group plc in the United Kingdom. At the time of acquisition, credit facilities denominated in British Pounds, Euro and U.S. dollars, had been established to fund local working capital needs. At April 2, 2016, these facilities amounted to $50.5 million in U.S. dollars. The average interest rate assessed on these facilities was approximately 2.61%.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At April 2, 2016, these foreign credit facilities amounted to $7.4 million in U.S. dollars with a weighted average interest rate of approximately 7.92%.
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the revolving credit line. At April 2, 2016, the company had outstanding floating-to-fixed interest rate swaps totaling $65.0 million notional amount carrying an average interest rate of 0.82% maturing in less than 12 months and $110.0 million notional amount carrying an average interest rate of 0.94% that mature in more than 12 months but less than 24 months.

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The potential loss on fair value for the company's debt obligations from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows. At April 2, 2016, the company was in compliance with all covenants pursuant to its borrowing agreements.
Financing Derivative Instruments
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of April 2, 2016, the fair value of these instruments was a liability of $0.6 million. The change in fair value of these swap agreements in the first three months of 2016 was a loss of $0.1 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward and option purchase and sales contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a gain of $0.4 million at the end of the first quarter of 2016.

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
As of April 2, 2016, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended April 2, 2016, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended April 2, 2016, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
January 3 to January 30, 2016	38,011	$102.45	3,894,227	2,572,036
January 31 to February 27, 2016	—	—	—	2,572,036
February 28 to April 2, 2016	5,274	99.23	523,351	2,566,762
Quarter ended April 2, 2016	43,285	$102.06	4,417,578	2,566,762
(1) In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of common shares in open market purchases. During 2013, the company's Board of Directors authorized the purchase of additional common shares in open market purchases. As of April 2, 2016, the total number of shares authorized for repurchase under the program is 4,570,266. As of April 2, 2016, 2,003,504 shares had been purchased under the 1998 stock repurchase program.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended April 2, 2016, filed on May 12, 2016, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	May 12, 2016	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer