Form 10-Q
period 2016-07-02
MIDDLEBY CORP
filed 2016-08-11
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 2, 2016
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

As of August 5, 2016, there were 57,539,766 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED JULY 2, 2016

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Jul 2, 2016	Jan 2, 2016
Current assets:
Cash and cash equivalents	$74,031	$55,528
Accounts receivable, net of reserve for doubtful accounts of $9,350 and $8,839	316,797	282,534
Inventories, net	389,878	354,150
Prepaid expenses and other	46,009	39,801
Prepaid taxes	8,270	11,426
Current deferred taxes	—	51,723
Total current assets	834,985	795,162
Property, plant and equipment, net of accumulated depreciation of $102,138 and $100,345	216,097	199,750
Goodwill	1,051,954	983,339
Other intangibles, net of amortization of $157,306 and $139,279	792,945	749,430
Long-term deferred tax assets	11,341	11,438
Other assets	24,348	22,032
Total assets	$2,931,670	$2,761,151

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$53,755	$32,059
Accounts payable	158,115	157,758
Accrued expenses	305,522	320,154
Total current liabilities	517,392	509,971
Long-term debt	862,571	734,002
Long-term deferred tax liability	67,433	113,010
Accrued pension benefits	166,864	207,564
Other non-current liabilities	32,483	29,774
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 62,445,315 and 62,168,346 shares issued in 2016 and 2015, respectively	144	144
Paid-in capital	339,014	328,686
Treasury stock, at cost; 4,905,549 and 4,862,264 shares in 2016 and 2015, respectively	(205,280)	(200,862)
Retained earnings	1,242,703	1,115,274
Accumulated other comprehensive loss	(91,654)	(76,412)
Total stockholders' equity	1,284,927	1,166,830
Total liabilities and stockholders' equity	$2,931,670	$2,761,151

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jul 2, 2016	Jul 4, 2015	Jul 2, 2016	Jul 4, 2015
Net sales	$580,456	$436,291	$1,096,811	$842,887
Cost of sales	346,954	263,402	666,536	512,436
Gross profit	233,502	172,889	430,275	330,451
Selling and distribution expenses	58,025	45,332	111,714	92,441
General and administrative expenses	57,174	42,719	113,277	81,993
Restructuring expenses	6,390	1,478	6,996	6,077
Income from operations	111,913	83,360	198,288	149,940
Interest expense and deferred financing amortization, net	6,059	4,048	11,335	7,797
Other (income) expense, net	(3,838)	(366)	(4,638)	4,195
Earnings before income taxes	109,692	79,678	191,591	137,948
Provision for income taxes	36,801	25,411	64,162	45,450
Net earnings	$72,891	$54,267	$127,429	$92,498

Net earnings per share:
Basic	$1.28	$0.95	$2.23	$1.62
Diluted	$1.28	$0.95	$2.23	$1.62
Weighted average number of shares
Basic	57,022	56,963	57,037	56,940
Dilutive common stock equivalents[1]	—	2	—	1
Diluted	57,022	56,965	57,037	56,941
Comprehensive income	$54,388	$61,149	$112,187	$83,231

1There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	Jul 2, 2016	Jul 4, 2015
Cash flows from operating activities--
Net earnings	$127,429	$92,498
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	31,240	22,160
Non-cash share-based compensation	11,160	7,399
Deferred income taxes	8,593	(1,644)
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(16,745)	(1,271)
Inventories, net	(23,358)	(26,702)
Prepaid expenses and other assets	(8,575)	14,947
Accounts payable	36	5,236
Accrued expenses and other liabilities	(34,098)	(3,863)
Net cash provided by operating activities	95,682	108,760
Cash flows from investing activities--
Additions to property and equipment	(13,108)	(11,684)
Acquisitions, net of cash acquired	(212,024)	(76,192)
Net cash used in investing activities	(225,132)	(87,876)
Cash flows from financing activities--
Net proceeds (repayments) under current revolving credit facilities	128,500	(24,500)
Net proceeds under foreign bank loan	26,165	1,525
Net repayments under other debt arrangement	(17)	(18)
Repurchase of treasury stock	(4,418)	(4,836)
Excess tax (detriment) benefit related to share-based compensation	(833)	2,400
Net cash provided by (used in) financing activities	149,397	(25,429)
Effect of exchange rates on cash and cash equivalents	(1,444)	(814)
Changes in cash and cash equivalents--
Net increase in cash and cash equivalents	18,503	(5,359)
Cash and cash equivalents at beginning of year	55,528	43,945
Cash and cash equivalents at end of period	$74,031	$38,586

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016
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
In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the company as of July 2, 2016 and January 2, 2016, the results of operations for the three and six months ended July 2, 2016 and July 4, 2015 and cash flows for the six months ended July 2, 2016 and July 4, 2015.

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
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $6.2 million and $5.4 million for the second quarter periods ended July 2, 2016 and July 4, 2015, respectively. Non-cash share-based compensation expense was $11.2 million and $7.4 million for the six months ended July 2, 2016 and July 4, 2015, respectively.
During the first quarter ended April 4, 2015, the company issued restricted shares under its 2011 Stock Incentive Plan. These amounts are contingent on the attainment of certain performance objectives. The aggregate grant-date fair value of these awards was $31.0 million, based on the closing share price of the company's stock at the date of the grant.

C)	Income Taxes
As of January 2, 2016, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $14.4 million (of which $14.1 million would impact the effective tax rate if recognized) plus approximately $1.9 million of accrued interest and $3.8 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of July 2, 2016, the company recognized a tax expense of $1.8 million for unrecognized tax benefits related to current year tax exposures.
It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that approximately $1.6 million of its remaining unrecognized tax benefits may be recognized over the next twelve months as a result of lapses of statutes of limitations.

A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States - federal	2012 – 2015
United States - states	2006 – 2015
Australia	2011 – 2015
Brazil	2011 – 2015
Canada	2009 – 2015
China	2006 – 2015
Czech Republic	2013 – 2015
Denmark	2013 – 2015
France	2013 – 2015
Germany	2013 – 2015
India	2013 – 2015
Ireland	2009 – 2015
Italy	2011 – 2015
Luxembourg	2011 – 2015
Mexico	2011 – 2015
Netherlands	2004 – 2015
Philippines	2013 – 2015
Poland	2010 – 2015
Romania	2006 – 2015
Scotland	2015
South Korea	2011
Spain	2011 – 2015
Sweden	2009 – 2015
Switzerland	2008 – 2015
Taiwan	2011 – 2012
United Kingdom	2014 – 2015

D)	Fair Value Measures
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
Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
Level 3 – Unobservable inputs based on our own assumptions.
The company’s financial liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of July 2, 2016
Financial Liabilities:
Interest rate swaps	$—	$610	$—	$610
Contingent consideration	$—	$—	$8,446	$8,446

As of January 2, 2016
Financial Liabilities:
Interest rate swaps	$—	$412	$—	$412
Contingent consideration	$—	$—	$11,065	$11,065
The contingent consideration as of July 2, 2016 relates to the earnout provisions recorded in conjunction with the acquisitions of PES, Concordia, Desmon, Goldstein Eswood and Induc.
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
E)    Consolidated Statements of Cash Flows
Cash paid for interest was $10.3 million and $6.9 million for the six months ended July 2, 2016 and July 4, 2015, respectively. Cash payments totaling $53.6 million and $36.2 million were made for income taxes for the six months ended July 2, 2016 and July 4, 2015, respectively.

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

Induc
On May 30, 2015, the company completed its acquisition of certain assets of the Induc Commercial Electronics Co. Ltd. ("Induc"), a leading manufacturer of induction cooking equipment for the commercial foodservice industry located in Qingdao, China, for a purchase price of approximately $10.6 million. An additional deferred payment of approximately $1.5 million is also due to the seller on the second anniversary of the acquisition. An additional payment is also due upon the achievement of certain financial targets. During the second quarter of 2016, the company finalized the working capital provision provided for by the purchase agreement resulting in an additional payment to the seller of $0.2 million.
The final allocation of cash paid for the Induc acquisition is summarized as follows (in thousands):

	(as initially reported) May 30, 2015	Measurement Period Adjustments	(as adjusted) May 30, 2015
Current assets	$1,705	$(325)	$1,380
Property, plant and equipment	536	353	889
Goodwill	13,496	(979)	12,517
Other intangibles	1,500	(300)	1,200
Other assets	32	(32)	—
Current liabilities	(854)	854	—
Other non-current liabilities	(5,793)	586	(5,207)

Consideration paid at closing	$10,622	$157	$10,779

Deferred payment	1,516	(44)	1,472
Contingent consideration	4,276	(541)	3,735

Net assets acquired and liabilities assumed	$16,414	$(428)	$15,986
The goodwill and $0.5 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $0.7 million allocated to customer relationships, which is to be amortized over a period of 9 years. Goodwill and other intangibles of Induc are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
The Induc purchase agreement includes an earnout provision providing for a contingent payment due to the sellers to the extent certain financial targets are exceeded. This earnout is payable within the first quarter of each of the fiscal years 2018, 2019 and 2020, respectively, if Induc exceeds certain sales and earnings targets for fiscal 2017, 2018 and 2019, respectively. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $3.7 million.

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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Sep 23, 2015	Preliminary Measurement Period Adjustments	(as adjusted) Sep 23, 2015
Cash	$15,316	$984	$16,300
Current assets	163,216	(9,105)	154,111
Property, plant and equipment	61,423	(210)	61,213
Goodwill	144,645	(21,957)	122,688
Other intangibles	190,000	30,000	220,000
Deferred tax asset	5,306	(5,306)	—
Other assets	1,573	289	1,862
Current portion long-term debt	(30,703)	—	(30,703)
Current liabilities	(147,279)	(7,237)	(154,516)
Long term debt	(138)	—	(138)
Long-term deferred tax liability	—	(143)	(143)
Other non-current liabilities	(202,312)	12,685	(189,627)

Net assets acquired and liabilities assumed	$201,047	$—	$201,047
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

Lynx
On December 15, 2015, the company completed its acquisition of all of the capital stock of Lynx Grills, Inc. ("Lynx"), a leading manufacturer of premium residential outdoor equipment located in Downey, California, for a purchase price of approximately $83.8 million, net of cash acquired. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the third quarter of 2016.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Dec 15, 2015	Preliminary Measurement Period Adjustments	(as adjusted) Dec 15, 2015
Cash	$276	$—	$276
Current deferred tax asset	467	—	467
Current assets	18,630	(296)	18,334
Property, plant and equipment	1,690	—	1,690
Goodwill	42,502	1,526	44,028
Other intangibles	39,800	—	39,800
Other assets	130	—	130
Current liabilities	(6,208)	—	(6,208)
Long term deferred tax liability	(12,589)	—	(12,589)
Other non-current liabilities	(666)	(1,230)	(1,896)

Net assets acquired and liabilities assumed	$84,032	$—	$84,032
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

Emico
On May 20, 2016, the company completed its acquisition of certain assets of Emico Automated Bakery Equipment Solutions ("Emico"), manufacturer of high speed dough make-up bakery equipment located in Sante Fe Springs, California, for a purchase price of approximately $1.0 million. Additional deferred payments of approximately $1.6 million in aggregate are also due to the seller during the two year period subsequent to the acquisition.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) May 20, 2016
Current assets	$746
Goodwill	1,816
Current liabilities	(934)
Other non-current liabilities	(628)

Consideration paid at closing	$1,000

Deferred payments	1,559

Net assets acquired and liabilities assumed	$2,559
The goodwill is subject to the non-amortization provisions of ASC 350 and is expected to be deductible for tax purposes.
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

Follett
On May 31, 2016, the company completed its acquisition of substantially all of the assets of of Follett Corporation ("Follett"), a leading manufacturer of ice machines, ice and water dispensing equipment, ice storage and transport products and medical grade refrigeration products for the foodservice and healthcare industries headquartered in Easton, Pennsylvania, for a purchase price of approximately $209.1 million, net of cash acquired. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the fourth quarter of 2016.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) May 31, 2016
Cash	$22,620
Current assets	41,602
Property, plant and equipment	19,868
Goodwill	76,220
Other intangibles	82,450
Other assets	1,358
Current liabilities	(11,779)
Other non-current liabilities	(616)

Net assets acquired and liabilities assumed	$231,723
The goodwill and $55.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $22.5 million allocated to customer relationships, $4.5 million allocated to developed technology and $0.5 million allocated to backlog, which are to be amortized over periods of 6 years, 6 years, and 3 months, respectively. These assets are expected to be deductible for tax purposes.
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

Pro Forma Financial Information

In accordance with ASC 805 “Business Combinations”, the following unaudited pro forma results of operations for the six months ended July 2, 2016 and July 4, 2015, assumes the 2015 acquisitions of Desmon, Goldstein Eswood, Marsal, Thurne, Induc, AGA and Lynx and the 2016 acquisition of Follett were completed on January 4, 2015 (first day of fiscal year 2015). The following pro forma results include adjustments to reflect additional interest expense to fund the acquisitions, amortization of intangibles associated with the acquisitions, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Six Months Ended
	July 2, 2016	July 4, 2015
Net sales	$1,164,311	$1,142,066
Net earnings	132,088	89,456

Net earnings per share:
Basic	2.32	1.57
Diluted	2.32	1.57

The supplemental pro forma financial information presented above has been prepared for comparative purposes and is not necessarily indicative of either the results of operations that would have occurred had the acquisitions of these companies been effective on January 4, 2015 nor are they indicative of any future results. Also, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate Desmon, Goldstein Eswood, Marsal, Thurne, Induc, AGA, Lynx and Follett.

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

In May 2014, the Financial Accounts Standards Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This update amends the current guidance on revenue recognition related to contracts with customers. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In early 2016, the FASB issued additional updates: ASU No. 2016-10, 2016-11 and 2016-12. These updates provide further guidance and clarification on specific items within the previously issued update. In July 2015, the FASB decided to delay the effective date of the new revenue standard to be effective for interim and annual periods beginning on or after December 15, 2017 for public companies. Companies may elect to adopt the standard at the original effective date which, for the company is, for interim and annual periods beginning on or after December 15, 2016, but not earlier. The guidance can be applied using one of two retrospective application methods. The company is evaluating the impact the application of these ASU's will have, if any, on the company's financial position, results of operations or cash flows.

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
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs", which requires debt issuance costs to be recorded as a direct reduction of the debt liability on the balance sheet rather than as an asset. The standard is effective for fiscal years beginning after December 15, 2015. The new guidance will be applied retrospectively to each prior period presented. The adoption of this guidance did not have an impact on the company's financial position, results of operations or cash flows.
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
In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest” which relates to the presentation of debt issuance costs. This standard clarifies the guidance set forth in FASB ASU 2015-03, which required that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The new pronouncement clarifies that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The adoption of this guidance did not have a material impact on its consolidated balance sheets.
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

In November 2015, the FASB issued ASU 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The amendments in ASU 2015-17 simplify the accounting for, and presentation of, deferred taxes by eliminating the need to separately classify the current amount of deferred tax assets or liabilities. Instead, aggregated deferred tax assets and liabilities are classified and reported as non-current assets or liabilities. The update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been issued. The company early adopted ASU 2015-17 effective April 3, 2016 on a prospective basis. Adoption of this ASU resulted in a reclassification of the company's net current deferred tax asset to the net non-current deferred tax liability in the company's Consolidated Balance Sheet as of July 2, 2016. No prior periods were retrospectively adjusted.

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

In March 2016, the FASB issued ASU No. 2016-05, "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships". The amendments in ASU 2016-05 clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of the hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this update may be applied on either a prospective basis or a modified retrospective basis. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2016. The company is evaluating the impact the application of this ASU will have, if any, on the company's financial position, results of operations or cash flows.

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
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of January 2, 2016	$(52,842)	$(23,579)	$9	$(76,412)
Other comprehensive income before reclassification	(19,975)	4,856	76	(15,043)
Amounts reclassified from accumulated other comprehensive income	—	—	(199)	(199)
Net current-period other comprehensive income	$(19,975)	$4,856	$(123)	$(15,242)
Balance as of July 2, 2016	$(72,817)	$(18,723)	$(114)	$(91,654)
(1) Pension and interest rate swap amounts are net of tax.
Components of other comprehensive income were as follows (in thousands)

	Three Months Ended		Six Months Ended
	Jul 2, 2016	Jul 4, 2015	Jul 2, 2016	Jul 4, 2015
Net earnings	$72,891	$54,267	$127,429	$92,498
Currency translation adjustment	(19,579)	6,669	(19,975)	(9,122)
Pension liability adjustment, net of tax	1,078	(89)	4,856	25
Unrealized gain on interest rate swaps, net of tax	(2)	302	(123)	(170)
Comprehensive income	$54,388	$61,149	$112,187	$83,231

6)	Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventories at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $41.4 million at July 2, 2016 and $35.6 million at January 2, 2016 and represented approximately 10.6% and 10.1% of the total inventory at each respective period. The amount of LIFO reserve at July 2, 2016 and January 2, 2016 was not material. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at July 2, 2016 and January 2, 2016 are as follows:

	Jul 2, 2016	Jan 2, 2016
	(in thousands)
Raw materials and parts	$163,630	$139,117
Work-in-process	34,024	34,771
Finished goods	192,224	180,262
	$389,878	$354,150

7)	Goodwill
Changes in the carrying amount of goodwill for the six months ended July 2, 2016 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of January 2, 2016	$473,127	$134,092	$376,120	$983,339
Goodwill acquired during the year	76,220	1,816	—	78,036
Measurement period adjustments to goodwill acquired in prior year	(503)	—	(58)	(561)
Exchange effect	(3,339)	337	(5,858)	(8,860)
Balance as of July 2, 2016	$545,505	$136,245	$370,204	$1,051,954

8)	Accrued Expenses
Accrued expenses consist of the following:

	Jul 2, 2016	Jan 2, 2016
	(in thousands)
Accrued payroll and related expenses	$67,090	$65,623
Advanced customer deposits	60,663	57,595
Accrued warranty	37,048	37,901
Accrued customer rebates	33,351	45,154
Accrued agent commission	11,633	9,948
Accrued product liability and workers compensation	11,632	11,635
Accrued sales and other tax	10,048	13,537
Accrued professional fees	8,046	7,019
Product recall	6,718	7,786
Restructuring	3,319	6,266
Other accrued expenses	55,974	57,690

	$305,522	$320,154

9)	Warranty Costs
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
A rollforward of the warranty reserve is as follows:

Six Months Ended
Jul 2, 2016
(in thousands)
Balance as of January 2, 2016	$37,901
Warranty reserve related to acquisitions	—
Warranty expense	22,868
Warranty claims	(23,721)
Balance as of July 2, 2016	$37,048

10)	Financing Arrangements

	Jul 2, 2016	Jan 2, 2016
	(in thousands)
Senior secured revolving credit line	$861,500	$733,000
Foreign loans	54,596	32,813
Other debt arrangement	230	248
Total debt	$916,326	$766,061
Less: Current maturities of long-term debt	53,755	32,059
Long-term debt	$862,571	$734,002
On August 7, 2012, the company entered into a senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for a total of $1.25 billion of availability under a revolving credit line. As of July 2, 2016, the company had $861.5 million of borrowings outstanding under this facility. The company also had $6.3 million in outstanding letters of credit as of July 2, 2016, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $382.2 million at July 2, 2016.
At July 2, 2016, borrowings under the senior secured credit facility were assessed at an interest rate of 1.50% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. The average interest rate on the senior debt amounted to 2.07%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of July 2, 2016.
In September 2015, the company completed its acquisition of Aga Rangemaster Group plc in the United Kingdom. At the time of acquisition, credit facilities denominated in British Pounds, Euro and U.S. dollars, had been established to fund local working capital needs. At July 2, 2016, these facilities amounted to $47.0 million in U.S. dollars. The average interest rate assessed on these facilities was approximately 2.46%.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At July 2, 2016, these foreign credit facilities amounted to $7.6 million in U.S. dollars with a weighted average interest rate of approximately 9.99%.
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

	Jul 2, 2016		Jan 2, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$916,326	$916,326	$766,061	$766,061

The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the revolving credit line. At July 2, 2016, the company had outstanding floating-to-fixed interest rate swaps totaling $90.0 million notional amount carrying an average interest rate of 0.82% maturing in less than 12 months and $85.0 million notional amount carrying an average interest rate of 0.98% that mature in more than 12 months but less than 24 months.
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. At July 2, 2016, the company was in compliance with all covenants pursuant to its borrowing agreements.
Subsequent to the end of the second quarter, the company entered into an amended senior secured multi-currency credit facility. See Note 15 of the Notes to the Condensed Consolidated Financial Statements for further information.

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
Foreign Exchange: The company uses foreign currency forward and option purchase and sales contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The fair value of the forward and option contracts was a gain of $3.1 million at the end of the second quarter of 2016.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of July 2, 2016, the fair value of these instruments was a liability of $0.6 million. The change in fair value of these swap agreements in the first six months of 2016 was a loss of less than $0.1 million, net of taxes.

The following tables summarize the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Jul 2, 2016	Jan 2, 2016
Fair value	Other non-current liabilities	$(610)	$(412)
The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Six Months Ended
	Presentation of Gain/(loss)	Jul 2, 2016	Jul 4, 2015	Jul 2, 2016	Jul 4, 2015
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$(211)	$(4)	$(730)	$(1,301)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(208)	$(489)	$(525)	$(974)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$(4)	$2	$7	$15
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
The Commercial Foodservice Equipment Group manufactures, sells, and distributes cooking equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in California, Illinois, Michigan, New Hampshire, North Carolina, Pennsylvania, Tennessee, Texas, Vermont, Washington, Australia, China, Denmark, Italy, the Philippines, Poland and the United Kingdom. Principal product lines of this group include conveyor ovens, ranges, steamers, convection ovens, combi-ovens, broilers and steam cooking equipment, induction cooking systems, baking and proofing ovens, charbroilers, catering equipment, fryers, toasters, hot food servers, food warming equipment, griddles, coffee and beverage dispensing equipment, professional refrigerators, coldrooms, ice machines, freezers and kitchen processing and ventilation equipment. These products are sold and marketed under the brand names: Anets, Beech, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, CTX, Carter-Hoffmann, Celfrost, Concordia, CookTek, Desmon, Doyon, Eswood, Follett, Frifri, Giga, Goldstein, Holman, Houno, IMC, Induc, Jade, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, Southbend, Star, Toastmaster, TurboChef, Wells and Wunder-Bar.
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
Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jul 2, 2016		Jul 4, 2015		Jul 2, 2016		Jul 4, 2015
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$321,028	55.3%	$288,831	66.2%	$600,014	54.7%	$551,047	65.4%
Food Processing	83,475	14.4	71,913	16.5	162,111	14.8	141,732	16.8
Residential Kitchen	175,953	30.3	75,547	17.3	334,686	30.5	150,108	17.8
Total	$580,456	100.0%	$436,291	100.0%	$1,096,811	100.0%	$842,887	100.0%

The following table summarizes the results of operations for the company's business segments(1) (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
Three Months Ended July 2, 2016
Net sales	$321,028	$83,475	$175,953	$—	$580,456
Income (loss) from operations	93,732	19,186	22,364	(23,369)	111,913
Depreciation and amortization expense	5,575	1,520	8,238	977	16,310
Net capital expenditures	3,322	884	1,078	131	5,415

Six Months Ended July 2, 2016
Net sales	$600,014	$162,111	$334,686	$—	$1,096,811
Income (loss) from operations	170,301	37,049	32,215	(41,277)	198,288
Depreciation and amortization expense	9,946	2,958	16,942	1,394	31,240
Net capital expenditures	7,506	2,682	2,789	131	13,108

Total assets	$1,367,664	$321,694	$1,195,379	$46,933	$2,931,670

Three Months Ended July 4, 2015
Net sales	$288,831	$71,913	$75,547	$—	$436,291
Income (loss) from operations	77,616	14,176	9,101	(17,533)	83,360
Depreciation and amortization expense	5,027	3,545	2,260	96	10,928
Net capital expenditures	3,296	1,782	309	180	5,567

Six Months Ended July 4, 2015
Net sales	$551,047	$141,732	$150,108	$—	$842,887
Income (loss) from operations	141,342	27,486	14,042	(32,930)	149,940
Depreciation and amortization expense	10,293	4,982	6,389	496	22,160
Net capital expenditures	7,920	2,137	1,369	258	11,684

Total assets	$1,159,298	$314,282	$629,210	$53,158	$2,155,948

(1)Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)Includes corporate and other general company assets and operations.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Jul 2, 2016	Jul 4, 2015
United States and Canada	$170,854	$106,208
Asia	15,582	20,835
Europe and Middle East	64,199	46,165
Latin America	1,151	1,401
Total international	$80,932	$68,401
	$251,786	$174,609
Net sales (in thousands):

	Three Months Ended		Six Months Ended
	Jul 2, 2016	Jul 4, 2015	Jul 2, 2016	Jul 4, 2015
United States and Canada	$381,369	$327,539	$707,310	$624,023
Asia	43,796	36,383	81,590	84,912
Europe and Middle East	134,484	57,140	271,088	100,124
Latin America	20,807	15,229	36,823	33,828
Total international	$199,087	$108,752	$389,501	$218,864
	$580,456	$436,291	$1,096,811	$842,887

13)	Employee Retirement Plans

(a)	Pension Plans

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

During the six months period ended July 2, 2016, the company recorded net periodic pension cost related to the AGA Group pension plans of $12.1 million which includes; an expected return on plan assets of $35.2 million, interest cost of $21.3 million and a service cost of $1.8 million. The pension costs for all other plans of the company were not material during the six months period ended July 2, 2016 and six months period ended July 4, 2015, respectively.

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

Residential Kitchen Equipment Group:

During fiscal year 2015, the company took actions to improve the operations of Viking and undertook acquisition integration initiatives related to AGA within the Residential Kitchen Equipment Group. These initiatives included organizational restructuring and headcount reductions, consolidation and disposition of certain facilities and business operations. The company recorded additional expense of $7.0 million in the six months period ended July 2, 2016. This expense is reflected in restructuring expenses in the consolidated statements of comprehensive income. The cumulative expenses incurred to date for these initiatives is approximately $27.5 million. The company estimates that these restructuring initiatives will result in future cost savings of approximately $24.1 million annually, beginning in fiscal year 2016, primarily related to compensation and facility costs. The company anticipates that all severance obligations for the Residential Kitchen Equipment Group will be satisfied by the end of fiscal of 2016. The lease obligations extend through July 2020.

	Severance/Benefits	Facilities/Operations	Other	Total
Balance as of January 2, 2016	$15,661	$4,642	$120	$20,423
Expenses	6,194	787	(21)	6,960
Exchange	(376)	(26)	(26)	(428)
Payments	(13,377)	(2,822)	26	(16,173)
Balance as of July 2, 2016	$8,102	$2,581	$99	$10,782

15)	Subsequent Event

On July 28, 2016, the company entered into an amended five-year $2.5 billion multi-currency senior revolving credit agreement, with the potential under certain circumstances to increase to $3.0 billion. This facility replaces the company’s pre-existing $1.25 billion senior revolving credit facility, which had an original maturity of August 2017. At inception, the amended facility bears an interest rate of LIBOR plus a margin of 1.50%, which is adjusted quarterly based upon the company’s leverage ratio. The amended facility provides for availability to provide working capital, fund acquisitions and share repurchases so long as the company maintains certain financial ratios.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jul 2, 2016		Jul 4, 2015		Jul 2, 2016		Jul 4, 2015
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$321,028	55.3%	$288,831	66.2%	$600,014	54.7%	$551,047	65.4%
Food Processing	83,475	14.4	71,913	16.5	162,111	14.8	141,732	16.8
Residential Kitchen	175,953	30.3	75,547	17.3	334,686	30.5	150,108	17.8
Total	$580,456	100.0%	$436,291	100.0%	$1,096,811	100.0%	$842,887	100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended		Six Months Ended
	Jul 2, 2016	Jul 4, 2015	Jul 2, 2016	Jul 4, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.8	60.4	60.8	60.8
Gross profit	40.2	39.6	39.2	39.2
Selling, general and administrative expenses	19.8	20.2	20.5	20.7
Restructuring expenses	1.1	0.3	0.7	0.7
Income from operations	19.3	19.1	18.0	17.8
Interest expense and deferred financing amortization, net	1.0	0.9	1.0	0.9
Other (income) expense, net	(0.6)	—	(0.4)	0.5
Earnings before income taxes	18.9	18.2	17.4	16.4
Provision for income taxes	6.3	5.8	5.8	5.4
Net earnings	12.6%	12.4%	11.6%	11.0%

Three Months Ended July 2, 2016 as compared to Three Months Ended July 4, 2015

NET SALES. Net sales for the second quarter of fiscal 2016 increased 33.1% to $580.5 million as compared to $436.3 million in the second quarter of 2015. Of the $144.2 million increase in net sales, $127.1 million, or 29.1%, was attributable to acquisition growth, resulting from the fiscal 2015 acquisitions of Induc, AGA and Lynx and the fiscal 2016 acquisition of Follett. Excluding acquisitions, net sales increased $17.1 million, or 3.9%, from the prior year. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the second quarter reduced net sales by approximately $4.9 million or 1.1%. Excluding the impact of foreign exchange, organic sales growth was 5.1% for the quarter, including a net sales increase of 6.9% at the Commercial Foodservice Equipment Group, 16.3% increase at the Food Processing Equipment Group and a 12.2% decrease at the Residential Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $32.2 million, or 11.1%, to $321.0 million in the second quarter of 2016, as compared to $288.8 million in the prior year quarter. Net sales resulting from the acquisitions of Induc and Follett, which were acquired on May 30, 2015 and May 31, 2016 respectively, accounted for an increase of $17.1 million during the second quarter of 2016. Excluding the impact of these acquisitions, net sales of the Commercial Foodservice Equipment Group increased $15.1 million, or 5.2%, as compared to the prior year quarter. Excluding the impact of foreign exchange, organic net sales increased 6.9% at the Commercial Foodservice Group. Domestically, the company realized a sales increase of $11.6 million, or 5.6%, to $217.5 million, as compared to $205.9 million in the prior year quarter. This includes an increase of $14.0 million from the recent acquisitions. Excluding the acquisitions, the net decrease of $2.4 million, or 1.2%, in domestic sales includes continued growth with customer initiatives to improve efficiencies in restaurant operations by adopting new cooking and warming technologies offset by the impact of several large product rollouts with major restaurant chain customers in the prior year quarter. International sales increased $20.4 million, or 24.5%, to $103.5 million, as compared to $83.1 million in the prior year quarter. This includes an increase of $3.1 million from the recent acquisitions offset by a reduction of $4.7 million due to the unfavorable impact of exchange rates. Strong international growth continued in all regions due to more favorable market conditions than in the prior year quarter.

•
Net sales of the Food Processing Equipment Group increased by $11.6 million, or 16.1%, to $83.5 million in the second quarter of 2016, as compared to $71.9 million in the prior year quarter. Excluding the impact of foreign exchange, organic net sales increased 16.3% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $14.9 million, or 30.3%, to $64.0 million, as compared to $49.1 million in the prior year quarter. International sales decreased $3.2 million, or 14.1%, to $19.5 million, as compared to $22.7 million in the prior year quarter. The net sales for the Food Processing Equipment Group reflected revenue recognized from a strong backlog and continued strong incoming order levels as customers continue to upgrade facilities to new technologies and expand capacity to meet growing demand. The growth rates for domestic and international sales also reflects the shift in mix related to the timing of certain larger projects in differing geographic regions that may occur between comparative periods on a normalized basis.

•
Net sales of the Residential Kitchen Equipment Group increased by $100.5 million, or 133.1%, to $176.0 million in the second quarter of 2016, as compared to $75.5 million in the prior year quarter. Net sales resulting from the acquisitions of AGA and Lynx, which were acquired on September 23, 2015, and December 15, 2015 respectively, accounted for an increase of $110.0 million during the second quarter of 2016. Excluding the impact of these acquisitions, net sales of the Residential Kitchen Equipment Group decreased $9.5 million, or 12.6%, as compared to the prior year quarter. Excluding the impact of foreign exchange, organic net sales of the Residential Kitchen Equipment Group decreased 12.2%, as compared to the prior year quarter. Domestically, the company realized a sales increase of $27.4 million, or 37.8%, to $99.9 million, as compared to $72.5 million in the prior year quarter. This includes an increase of $36.4 million from the recent acquisitions. International sales increased $73.0 million to $76.0 million, as compared to $3.0 million in the prior year quarter. This includes an increase of $73.5 million from the recent acquisitions. Organic sales growth for the quarter was adversely impacted by lower sales at U-Line due to a prior year new product launch resulting in higher sales to dealers for new product showroom displays. Additionally, sales continued to be affected by the 2015 recall of certain Viking products manufactured prior to 2013 and Middleby's acquisition of Viking. The net organic decrease in sales is net of price increases, which are estimated to have added approximately 3% to net sales in comparison to the prior year.

GROSS PROFIT. Gross profit increased to $233.5 million in the second quarter of 2016 from $172.9 million in the prior year period, reflecting the impact of higher sales volumes. The increase in the gross profit reflects the impact of increased sales from acquisitions, offset by the impact of foreign exchange rates, which reduced gross profit by $1.4 million. The gross margin rate increased from 39.6% in the second quarter of 2015 to 40.2% in the second quarter of 2016.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $21.1 million, or 17.7%, to $140.4 million in the second quarter of 2016, as compared to $119.3 million in the prior year quarter. Gross profit from the acquisitions of Induc and Follett accounted for approximately $6.7 million of the increase in gross profit during the period. Excluding the recent acquisitions, gross profit increase by approximately $14.4 million on higher sales volume. The impact of foreign exchange rates reduced gross profit by approximately $1.2 million. The gross margin rate increased to 43.7% as compared to 41.3% in the prior year quarter, reflecting favorable sales mix in comparison to the prior year.

•
Gross profit at the Food Processing Equipment Group increased by $5.1 million, or 18.9%, to $32.1 million in the second quarter of 2016, as compared to $27.0 million in the prior year quarter. The gross margin rate increased to 38.4% as compared to 37.6% in the prior year quarter. The increase in the gross margin rate reflects a higher sales volume and efficiency improvements.

•
Gross profit at the Residential Kitchen Equipment Group increased by $35.2 million, or 128.9%, to $62.5 million in the second quarter of 2016, as compared to $27.3 million in the prior year quarter. Gross profit from the acquisitions of AGA and Lynx accounted for approximately $36.6 million of the increase in gross profit during the period. The impact of foreign exchange rates reduced gross profit by approximately $0.1 million. The gross margin rate decreased to 35.5% as compared to 36.2% in the prior year quarter, due to the impact of lower gross margins at the recent acquisitions of AGA and Lynx, offset by improved margins at Viking as a result of cost reduction initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $89.5 million in the second quarter of 2015 to $121.6 million in the second quarter of 2016. As a percentage of net sales, operating expenses were 20.5% in the second quarter of 2015, as compared to 20.9% in the second quarter of 2016.
Selling expenses increased from $45.3 million in the second quarter of 2015 to $58.0 million in the second quarter of 2016. Selling expenses reflect increased costs of $12.5 million associated with the Induc, AGA, Lynx and Follett acquisitions. Additionally, selling expenses increased $1.6 million related to trade show and advertising costs and $0.9 million related to commissions due to increased sales volume. The favorable impact of foreign exchange rates, reduced selling expenses by approximately $0.5 million.
General and administrative expenses increased from $42.7 million in the second quarter of 2015 to $57.2 million in the second quarter of 2016. General and administrative expenses reflect $11.9 million of increased costs associated with the Induc, AGA, Lynx and Follett acquisitions, including $3.9 million of non-cash intangible amortization expense. Additionally, general and administrative expenses increased $0.8 million related to non-cash share-based compensation. The favorable impact of foreign exchange rates, reduced general and administrative expenses by approximately $0.4 million.
Restructuring expenses increased $4.9 million from $1.5 million in the second quarter of 2015 to $6.4 million in the second quarter of 2016 related to acquisition integration initiatives at AGA.
NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $6.1 million in the second quarter of 2016 as compared to $4.0 million in the second quarter of 2015, reflecting increased interest due to higher debt balances related to the funding of acquisitions. Other income was $3.8 million in the second quarter of 2016, as compared to $0.4 million in the prior year second quarter and consists mainly of foreign exchange gains.
INCOME TAXES. A tax provision of $36.8 million, at an effective rate of 33.5%, was recorded during the second quarter of 2016, as compared to a $25.4 million provision at a 31.9% effective rate in the prior year quarter. In comparison to the prior year, the tax provision reflects a higher effective tax rate attributable to the prior year U.S. tax benefit related to foreign earnings.

Six Months Ended July 2, 2016 as compared to Six Months Ended July 4, 2015

NET SALES. Net sales for the six months period ended July 2, 2016 increased 30.1% to $1,096.8 million as compared to $842.9 million in the six months period ended July 4, 2015. Of the $253.9 million increase in net sales, $233.7 million or 27.7%, was attributable to acquisition growth, resulting from the fiscal 2015 acquisitions of Goldstein Eswood, Marsal, Induc, Thurne, AGA and Lynx and the fiscal 2016 acquisition of Follett. Excluding acquisitions, net sales increased $20.2 million or 2.4%, from the prior year. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the six months period ended July 2, 2016 reduced net sales by approximately $11.5 million or 1.4%. Excluding the impact of foreign exchange, organic sales growth was 3.8% for the year, including a net sales increase of 7.2% at the Commercial Foodservice Equipment Group, a net sales increase of 11.2% at the Food Processing Equipment Group and a net sales decrease of 15.7% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $49.0 million or 8.9%, to $600.0 million in the six months period ended July 2, 2016, as compared to $551.0 million in the prior year period. Net sales resulting from the acquisitions of Goldstein Eswood, Marsal, Induc and Follett which were acquired on January 30, 2015, February 10, 2015, May 30, 2015 and May 31, 2016, respectively, accounted for an increase of $19.3 million during the six months period ended July 2, 2016. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $29.7 million, or 5.4%, as compared to the prior year period. Excluding the impact of foreign exchange, organic net sales increased 7.2% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $10.6 million, or 2.7%, to $402.1 million, as compared to $391.5 million in the prior year period. This includes an increase of $14.6 million from recent acquisitions. Excluding the acquisitions, the net decrease was $4.0 million, or 1.0%. Domestic sales reflect continued growth with customer initiatives to improve efficiencies in restaurant operations by adopting new cooking and warming technologies, offset by the impact of several large rollouts with major restaurant chain customers in the prior year period. International sales increased $38.4 million, or 24.1%, to $197.9 million, as compared to $159.5 million in the prior year period. This includes an increase of $4.8 million from the recent acquisitions, offset by $9.8 million related to the unfavorable impact of exchange rates. Strong international growth continued in all regions due to more favorable market conditions than in the prior year quarter.

•
Net sales of the Food Processing Equipment Group increased by $20.4 million or 14.4%, to $162.1 million in the six months period ended July 2, 2016, as compared to $141.7 million in the prior year period.  Net sales from the acquisition of Thurne, which was acquired on April 7, 2015, accounted for an increase of $5.6 million during the six months period ended July 2, 2016.  Excluding the impact of this acquisition, net sales of the Food Processing Equipment Group increased $14.8 million, or 10.4%. Excluding the impact of foreign exchange, organic net sales increased 11.2% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $34.3 million, or 38.9%, to $122.5 million, as compared to $88.2 million in the prior year period. This includes an increase of $5.3 million from the recent acquisition. International sales decreased $13.9 million, or 26.0%, to $39.6 million, as compared to $53.5 million in the prior year period. This includes of $0.3 million from the recent acquisition offset by $1.0 million related to the unfavorable impact of exchange rates. The variability between domestic and international sales reflects the nature of the large projects at this business segment, which may occur in different geographic segments in comparative periods. The net sales for the Food Processing Equipment Group reflected revenue recognized from a strong backlog and continued strong incoming order levels as customers continue to upgrade facilities to new technologies and expand capacity to meet growing demand. The growth rates for domestic and international sales also reflects the shift in mix related to the timing of certain larger projects in differing geographic regions that may occur between comparative periods on a normalized basis.

•
Net sales of the Residential Kitchen Equipment Group increased by $184.6 million or 123.0%, to $334.7 million in the six months period ended July 2, 2016, as compared to $150.1 million in the prior year period. Net sales from the acquisitions of AGA and Lynx, which were acquired on September 23, 2015, and December 15, 2015, respectively, accounted for an increase of $208.8 million during the six months period ended July 2, 2016. Excluding the impact of these acquisitions, net sales of the Residential Kitchen Equipment Group decreased $24.2 million, or 16.1%. Excluding the impact of foreign exchange, organic net sales decreased 15.7% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $38.4 million, or 26.6%, to $182.7 million, as compared to $144.3 million in the prior year period. This includes an increase of $61.5 million from the recent acquisitions. International sales increased $146.2 million to $152.0 million, as compared to $5.8 million in the prior year quarter, including a reduction of $0.7 million related to the unfavorable impact of exchange rates. Organic sales growth for the quarter was adversely impacted by lower sales at U-Line due to a prior year new product launch resulting in higher sales to dealers for new product showroom displays. Additionally, sales continued to be affected by the 2015 recall of certain Viking products manufactured prior to 2013 and Middleby's acquisition of Viking. The net organic decrease in sales is net of price increases, which are estimated to have added approximately 3.0% to net sales in comparison to the prior year.

GROSS PROFIT. Gross profit increased to $430.3 million in the six months period ended July 2, 2016 from $330.5 million in the prior year period. The increase in the gross profit reflects the impact of increased sales from revenue growth and acquisitions, offset by the impact of foreign exchange rates, which reduced gross profit by $3.4 million. The gross margin rate was 39.2% in the six months period ended July 4, 2015 as compared to 39.2% in the current year period.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $31.8 million, or 14.2%, to $256.3 million in the six months period ended July 2, 2016, as compared to $224.5 million in the prior year period. Gross profit from the acquisitions of Goldstein Eswood, Marsal, Induc and Follett accounted for approximately $7.5 million of the increase in gross profit during the period. Excluding the recent acquisitions, gross profit increased by approximately $24.3 million on higher sales volumes. The impact of foreign exchange rates reduced gross profit by approximately $2.5 million. The gross margin rate increased to 42.7%, as compared to 40.7% in the prior year period, due primarily to changes in sales mix, as compared to the prior year period.

•
Gross profit at the Food Processing Equipment Group increased by $10.5 million, or 19.8%, to $63.6 million in the six months period ended July 2, 2016, as compared to $53.1 million in the prior year period.  Gross profit from the acquisition of Thurne accounted for approximately $3.0 million of the increase in gross profit during the period. The impact of foreign exchange rates reduced gross profit by approximately $0.7 million. Excluding the recent acquisitions, the gross profit increased by approximately $7.5 million on higher sales volume. The gross profit margin rate increased to 39.2%, as compared to 37.5% in the prior year period. The increase in the gross margin rate reflects the favorable impact of ongoing cost efficiency initiatives related to recent acquisitions and favorable sales mix.

•
Gross profit at the Residential Kitchen Equipment Group increased by $57.0 million, or 103.8%, to $111.9 million in the six months period ended July 2, 2016, as compared to $54.9 million in the prior year period. Gross profit from the acquisitions of AGA and Lynx accounted for approximately $64.2 million of the increase in gross profit during the period. The impact of foreign exchange rates reduced gross profit by approximately $0.2 million. The gross margin rate decreased to 33.4%, as compared to 36.6% in the prior year period, due to the impact of lower gross margins at the recent acquisitions of AGA and Lynx, offset by improved margins at Viking as a result of cost reduction initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $180.5 million in the six months period ended July 4, 2015 to $232.0 million in the six months period ended July 2, 2016.  As a percentage of net sales, operating expenses were 21.4% in the six months period ended July 4, 2015, as compared to 21.2% in the six months period ended July 2, 2016.

Selling expenses increased from $92.4 million in the six months period ended July 4, 2015 to $111.7 million in the six months period ended July 2, 2016. Selling expenses reflected increased costs of $24.4 million associated with the Goldstein Eswood, Thurne, Induc, AGA, Lynx and Follett acquisitions. These expenses were offset by a $1.2 million reduction in employee compensation and $1.3 million of lower trade show and advertising costs. The favorable impact of foreign exchange rates, reduced selling expenses by approximately $1.4 million.

General and administrative expenses increased from $82.0 million in the six months period ended July 4, 2015 to $113.3 million in the six months period ended July 2, 2016. General and administrative expenses reflect $25.6 million of increased costs associated with the Goldstein Eswood, Thurne, Induc, AGA, Lynx and Follett acquisitions, including $7.5 million of non-cash intangible amortization expense. Additionally, general and administrative expenses increased $3.8 million related to non-cash share-based compensation. The favorable impact of foreign exchange rates, reduced general and administrative expenses by approximately $1.0 million.

Restructuring expenses increased $0.9 million from $6.1 million in the six months period ended July 4, 2015 to $7.0 million in the six months period ended July 2, 2016. Restructuring expenses reported in the six months period ended July 2, 2016 related to acquisition integration initiatives to reduce costs related to AGA.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $11.3 million in the six months period ended July 2, 2016, as compared to $7.8 million in the prior year period, reflecting increased interest due to higher debt balances related to the funding of acquisitions. Other income was $4.6 million in the six months period ended July 2, 2016, as compared to other expense of $4.2 million in the prior year period, and consists mainly of net foreign exchange gains and losses. In the prior year period foreign exchange losses were attributable to the strengthening of the U.S. Dollar.

INCOME TAXES. A tax provision of $64.2 million, at an effective rate of 33.5%, was recorded during the six months period ended July 2, 2016, as compared to $45.5 million at an effective rate of 32.9%, in the prior year period. In comparison to the prior year, the tax provision reflects a higher effective tax rate attributable to the prior year U.S. tax benefit related to foreign earnings.
Financial Condition and Liquidity
During the six months ended July 2, 2016, cash and cash equivalents increased by $18.5 million to $74.0 million at July 2, 2016 from $55.5 million at January 2, 2016. Net borrowings increased from $766.1 million at January 2, 2016 to $916.3 million at July 2, 2016.
OPERATING ACTIVITIES. Net cash provided by operating activities was $95.7 million for the six months ended July 2, 2016, compared to $108.8 million for the six months ended July 4, 2015.
During the six months ended July 2, 2016, increased working capital levels reduced operating cash flows by $82.7 million. These changes in working capital levels included a $16.7 million increase in accounts receivable on increased sales. Inventory increased $23.4 million due to timing of large orders for the Food Processing Equipment Group and cyclical working capital requirements for the Commercial Foodservice Equipment Group. Changes in working capital also included a $34.1 million decrease in accrued expenses and other non-current liabilities primarily related to the $14.4 million funding payment for the AGA pension plan, funding of severance obligations associated with AGA restructuring initiatives and the payment of 2015 annual rebate programs at the Commercial Foodservice Equipment Group.
INVESTING ACTIVITIES. During the six months ended July 2, 2016, net cash used for investing activities amounted to $225.1 million. This included $210.1 million of the 2016 acquisitions of Emico and Follett, $1.9 million related to contingent consideration payments from previous years' acquisitions and $13.1 million of additions and upgrades of production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows provided by financing activities were $149.4 million during the six months ended July 2, 2016. The company’s borrowing activities included $128.5 million of net proceeds under its $1.25 billion revolving credit facility and $26.2 million of net borrowings under its foreign banking facilities.
The company repurchased $4.4 million of Middleby common shares during the six months ended July 2, 2016. This was comprised of $3.9 million used to repurchase 38,011 that were surrendered to the company by employees in lieu of cash for payment for withholding taxes related to restricted stock vestings that occurred during the six months ended July 2, 2016 and $0.5 million used to repurchase 5,274 shares of its common stock under a stock repurchase program.
At July 2, 2016, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, acquisitions, product development and integration expenditures for the foreseeable future.
Subsequent to the end of the second quarter, the company entered into an amended senior secured multi-currency credit facility. See Note 15 of the Notes to the Condensed Consolidated Financial Statements for further information.

Recently Issued Accounting Standards

In May 2014, the Financial Accounts Standards Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This update amends the current guidance on revenue recognition related to contracts with customers. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In early 2016, the FASB issued additional updates: ASU No. 2016-10, 2016-11 and 2016-12. These updates provide further guidance and clarification on specific items within the previously issued update. In July 2015, the FASB decided to delay the effective date of the new revenue standard to be effective for interim and annual periods beginning on or after December 15, 2017 for public companies. Companies may elect to adopt the standard at the original effective date which, for the company is, for interim and annual periods beginning on or after December 15, 2016, but not earlier. The guidance can be applied using one of two retrospective application methods. The company is evaluating the impact the application of these ASU's will have, if any, on the company's financial position, results of operations or cash flows.
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
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs", which requires debt issuance costs to be recorded as a direct reduction of the debt liability on the balance sheet rather than as an asset. The standard is effective for fiscal years beginning after December 15, 2015. The new guidance will be applied retrospectively to each prior period presented. The adoption of this guidance did not have an impact on the company's financial position, results of operations or cash flows.
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
In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest” which relates to the presentation of debt issuance costs. This standard clarifies the guidance set forth in FASB ASU 2015-03, which required that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The new pronouncement clarifies that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The adoption of this guidance did not have a material impact on its consolidated balance sheets.
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

In November 2015, the FASB issued ASU 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The amendments in ASU 2015-17 simplify the accounting for, and presentation of, deferred taxes by eliminating the need to separately classify the current amount of deferred tax assets or liabilities. Instead, aggregated deferred tax assets and liabilities are classified and reported as non-current assets or liabilities. The update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been issued. The company early adopted ASU 2015-17 effective April 3, 2016 on a prospective basis. Adoption of this ASU resulted in a reclassification of the company's net current deferred tax asset to the net non-current deferred tax liability in the company's Consolidated Balance Sheet as of July 2, 2016. No prior periods were retrospectively adjusted.

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

In March 2016, the FASB issued ASU No. 2016-05, "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships". The amendments in ASU 2016-05 clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of the hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this update may be applied on either a prospective basis or a modified retrospective basis. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2016. The company is evaluating the impact the application of this ASU will have, if any, on the company's financial position, results of operations or cash flows.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period Ending	Variable Rate Debt

July 2, 2017	$53,755
July 2, 2018	861,800
July 2, 2019	104
July 2, 2020	104
July 2, 2021 and thereafter	563
$916,326
On August 7, 2012, the company entered into a senior secured multi-currency credit facility. Terms of the company’s senior credit agreement provide for $1.25 billion of availability under a revolving credit line. As of July 2, 2016, the company had $861.5 million of borrowings outstanding under this facility. The company also had $6.3 million in outstanding letters of credit as of July 2, 2016, which reduces the borrowing availability under the revolving credit line. Remaining borrowing availability under this facility was $382.2 million at July 2, 2016.
At July 2, 2016, borrowings under the senior secured credit facility were assessed at an interest rate of 1.50% above LIBOR for long-term borrowings or at the higher of the Prime rate and the Federal Funds Rate. The average interest rate on the senior debt amounted to 2.07%. The interest rates on borrowings under the senior secured credit facility may be adjusted quarterly based on the company’s indebtedness ratio on a rolling four-quarter basis. Additionally, a commitment fee based upon the indebtedness ratio is charged on the unused portion of the revolving credit line. This variable commitment fee amounted to 0.25% as of July 2, 2016.
In September 2015, the company completed its acquisition of AGA Rangemaster Group plc in the United Kingdom. At the time of acquisition, credit facilities denominated in British Pounds, Euro and U.S. dollars, had been established to fund local working capital needs. At July 2, 2016, these facilities amounted to $47.0 million in U.S. dollars. The average interest rate assessed on these facilities was approximately 2.46%.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At July 2, 2016, these foreign credit facilities amounted to $7.6 million in U.S. dollars with a weighted average interest rate of approximately 9.99%.
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the revolving credit line. At July 2, 2016, the company had outstanding floating-to-fixed interest rate swaps totaling $90.0 million notional amount carrying an average interest rate of 0.82% maturing in less than 12 months and $85.0 million notional amount carrying an average interest rate of 0.98% that mature in more than 12 months but less than 24 months.

The terms of the senior secured credit facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and require, among other things, a maximum ratio of indebtedness to EBITDA of 3.5 and a fixed charge coverage ratio (as defined in the senior secured credit facility) of 1.25. The senior secured credit facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material domestic subsidiaries. The senior secured credit facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. The credit agreement also provides that if a material adverse change in the company’s business operations or conditions occurs, the lender could declare an event of default. Under terms of the agreement, a material adverse effect is defined as (a) a material adverse change in, or a material adverse effect upon, the operations, business properties, condition (financial and otherwise) or prospects of the company and its subsidiaries taken as a whole; (b) a material impairment of the ability of the company to perform under the loan agreements and to avoid any event of default; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against the company of any loan document. A material adverse effect is determined on a subjective basis by the company's creditors. The potential loss on fair value for the company's debt obligations from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows. At July 2, 2016, the company was in compliance with all covenants pursuant to its borrowing agreements.
Subsequent to the end of the second quarter, the company entered into an amended senior secured multi-currency credit facility. See Note 15 of the Notes to the Condensed Consolidated Financial Statements for further information.
Financing Derivative Instruments
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of July 2, 2016, the fair value of these instruments was a liability of $0.6 million. The change in fair value of these swap agreements in the first six months of 2016 was a loss of less than $0.1 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward and option purchase and sales contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a gain of $3.1 million at the end of the second quarter of 2016.

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
As of July 2, 2016, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended July 2, 2016, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the six months ended July 2, 2016, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
April 3 to April 30, 2016	—	$—	—	2,610,047
May 1 to May 28, 2016	—	—	—	2,610,047
May 28 to July 2, 2016	—	—	—	2,610,047
Quarter ended July 2, 2016	—	$—	—	2,610,047
(1) In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of common shares in open market purchases. During 2013, the company's Board of Directors authorized the purchase of additional common shares in open market purchases. As of July 2, 2016, the total number of shares authorized for repurchase under the program is 4,570,266. As of July 2, 2016, 2,003,504 shares had been purchased under the 1998 stock repurchase program.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended July 2, 2016, filed on August 11, 2016, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	August 11, 2016	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer