Form 10-Q
period 2016-10-01
MIDDLEBY CORP
filed 2016-11-10
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 1, 2016
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

As of November 4, 2016, there were 57,539,766 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED OCTOBER 1, 2016

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Oct 1, 2016	Jan 2, 2016
Current assets:
Cash and cash equivalents	$61,780	$55,528
Accounts receivable, net of reserve for doubtful accounts of $9,446 and $8,839	329,066	282,534
Inventories, net	385,444	354,150
Prepaid expenses and other	42,792	39,801
Prepaid taxes	10,930	11,426
Current deferred taxes	—	51,723
Total current assets	830,012	795,162
Property, plant and equipment, net of accumulated depreciation of $112,254 and $100,345	227,435	199,750
Goodwill	1,109,341	983,339
Other intangibles, net of amortization of $162,416 and $139,279	701,839	749,430
Long-term deferred tax assets	16,292	11,438
Other assets	30,549	22,032
Total assets	$2,915,468	$2,761,151

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$6,811	$32,059
Accounts payable	147,104	157,758
Accrued expenses	331,692	320,154
Total current liabilities	485,607	509,971
Long-term debt	826,510	734,002
Long-term deferred tax liability	68,026	113,010
Accrued pension benefits	157,107	207,564
Other non-current liabilities	31,757	29,774
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 62,445,315 and 62,168,346 shares issued in 2016 and 2015, respectively	144	144
Paid-in capital	345,203	328,686
Treasury stock, at cost; 4,905,549 and 4,862,264 shares in 2016 and 2015, respectively	(205,280)	(200,862)
Retained earnings	1,318,554	1,115,274
Accumulated other comprehensive loss	(112,160)	(76,412)
Total stockholders' equity	1,346,461	1,166,830
Total liabilities and stockholders' equity	$2,915,468	$2,761,151

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct 1, 2016	Oct 3, 2015	Oct 1, 2016	Oct 3, 2015
Net sales	$574,224	$449,004	$1,671,035	$1,291,891
Cost of sales	342,496	271,822	1,009,032	784,258
Gross profit	231,728	177,182	662,003	507,633
Selling and distribution expenses	56,568	44,477	168,282	136,918
General and administrative expenses	52,572	46,929	165,849	128,922
Restructuring expenses	1,149	5,746	8,145	11,823
Income from operations	121,439	80,030	319,727	229,970
Interest expense and deferred financing amortization, net	6,440	4,224	17,775	12,021
Other expense (income), net	3,152	1,941	(1,486)	6,136
Earnings before income taxes	111,847	73,865	303,438	211,813
Provision for income taxes	35,996	25,040	100,158	70,490
Net earnings	$75,851	$48,825	$203,280	$141,323

Net earnings per share:
Basic	$1.33	$0.86	$3.56	$2.48
Diluted	$1.33	$0.86	$3.56	$2.48
Weighted average number of shares
Basic	57,022	56,963	57,032	56,948
Dilutive common stock equivalents[1]	—	3	—	2
Diluted	57,022	56,966	57,032	56,950
Comprehensive income	$55,345	$35,077	$167,532	$118,308

1There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	Oct 1, 2016	Oct 3, 2015
Cash flows from operating activities--
Net earnings	$203,280	$141,323
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	44,409	33,983
Non-cash share-based compensation	17,346	11,686
Deferred income taxes	19,325	(1,536)
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(35,984)	4,502
Inventories, net	(35,229)	(25,596)
Prepaid expenses and other assets	(8,354)	3,800
Accounts payable	(12,933)	6,534
Accrued expenses and other liabilities	(16,763)	(7,120)
Net cash provided by operating activities	175,097	167,576
Cash flows from investing activities--
Additions to property and equipment	(18,799)	(17,992)
Acquisitions, net of cash acquired	(210,921)	(261,923)
Net cash used in investing activities	(229,720)	(279,915)
Cash flows from financing activities--
Net proceeds (repayments) under Credit Facility	100,362	129,000
Net repayments under international credit facilities	(25,954)	(1,385)
Net repayments under other debt arrangement	(26)	(26)
Repurchase of treasury stock	(4,418)	(4,836)
Debt issuance costs	(6,254)	—
Excess tax (detriment) benefit related to share-based compensation	(830)	2,396
Net cash provided by financing activities	62,880	125,149
Effect of exchange rates on cash and cash equivalents	(2,005)	(1,693)
Changes in cash and cash equivalents--
Net increase in cash and cash equivalents	6,252	11,117
Cash and cash equivalents at beginning of year	55,528	43,945
Cash and cash equivalents at end of period	$61,780	$55,062

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2016
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
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of October 1, 2016 and January 2, 2016, the results of operations for the three and nine months ended October 1, 2016 and October 3, 2015 and cash flows for the nine months ended October 1, 2016 and October 3, 2015.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses. Significant estimates and assumptions are used for, but are not limited to, allowances for doubtful accounts, reserves for excess and obsolete inventories, long-lived and intangible assets, warranty reserves, insurance reserves, income tax reserves and post-retirement obligations. Actual results could differ from the company's estimates.

B)	Non-Cash Share-Based Compensation
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $6.2 million and $4.3 million for the third quarter periods ended October 1, 2016 and October 3, 2015, respectively. Non-cash share-based compensation expense was $17.3 million and $11.7 million for the nine months ended October 1, 2016 and October 3, 2015, respectively.
During the first quarter ended April 4, 2015, the company issued restricted shares under its 2011 Stock Incentive Plan. These amounts are contingent on the attainment of certain performance objectives. The aggregate grant-date fair value of these awards was $31.0 million, based on the closing share price of the company's stock at the date of the grant.

C)	Income Taxes
As of January 2, 2016, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $14.4 million (of which $14.1 million would impact the effective tax rate if recognized) plus approximately $1.9 million of accrued interest and $3.8 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of October 1, 2016, the company recognized a tax expense of $1.4 million for unrecognized tax benefits related to current year tax exposures.
It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that approximately $2.0 million of its remaining unrecognized tax benefits may be recognized over the next twelve months as a result of lapses of statutes of limitations.

A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States - federal	2012 – 2015
United States - states	2006 – 2015
Australia	2011 – 2015
Brazil	2011 – 2015
Canada	2009 – 2015
China	2006 – 2015
Czech Republic	2013 – 2015
Denmark	2013 – 2015
France	2013 – 2015
Germany	2013 – 2015
India	2013 – 2015
Ireland	2010 – 2015
Italy	2011 – 2015
Luxembourg	2011 – 2015
Mexico	2011 – 2015
Netherlands	2004 – 2015
Philippines	2013 – 2015
Poland	2010 – 2015
Romania	2006 – 2015
South Korea	2011
Spain	2012 – 2015
Sweden	2009 – 2015
Switzerland	2008 – 2015
Taiwan	2011 – 2012
United Kingdom	2014 – 2015

D)	Fair Value Measures
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
Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
Level 3 – Unobservable inputs based on our own assumptions.
The company’s financial liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of October 1, 2016
Financial Liabilities:
Interest rate swaps	$—	$295	$—	$295
Contingent consideration	$—	$—	$7,181	$7,181

As of January 2, 2016
Financial Liabilities:
Interest rate swaps	$—	$412	$—	$412
Contingent consideration	$—	$—	$11,065	$11,065
The contingent consideration as of October 1, 2016 relates to the earnout provisions recorded in conjunction with the acquisitions of PES, Desmon, Goldstein Eswood and Induc.
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
E)    Consolidated Statements of Cash Flows
Cash paid for interest was $15.7 million and $11.0 million for the nine months ended October 1, 2016 and October 3, 2015, respectively. Cash payments totaling $80.3 million and $64.7 million were made for income taxes for the nine months ended October 1, 2016 and October 3, 2015, respectively.

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
The final allocation of cash paid for the AGA acquisition is summarized as follows (in thousands):

	(as initially reported) Sep 23, 2015	Measurement Period Adjustments	(as adjusted) Sep 23, 2015
Cash	$15,316	$1,013	$16,329
Current assets	163,216	(27,193)	136,023
Property, plant and equipment	61,423	16,309	77,732
Goodwill	144,645	69,483	214,128
Other intangibles	190,000	(67,020)	122,980
Deferred tax asset	5,306	5,436	10,742
Other assets	1,573	978	2,551
Current portion long-term debt	(30,703)	21	(30,682)
Current liabilities	(147,279)	(11,360)	(158,639)
Long term debt	(138)	(89)	(227)
Long-term deferred tax liability	—		—
Other non-current liabilities	(202,312)	12,422	(189,890)

Net assets acquired and liabilities assumed	$201,047	$—	$201,047
The long-term deferred tax asset amounted to $10.7 million. These net assets are comprised of $31.7 million of assets related to pension liabilities, $2.4 million of assets related to federal net operating loss carry forwards and $3.5 million of assets related to the difference between the book and tax basis of tangible assets and liability accounts, net of $26.9 million of deferred tax liabilities related to the difference between the book and tax basis of identifiable intangible assets. Net operating loss carryforwards are subject to carryforward limitations.
The goodwill and $89.9 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $32.2 million allocated to customer relationships and $0.8 million allocated to backlog, which are to be amortized over a period of 7 years and 3 months, respectively. Goodwill and other intangibles of AGA are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

Lynx
On December 15, 2015, the company completed its acquisition of all of the capital stock of Lynx Grills, Inc. ("Lynx"), a leading manufacturer of premium residential outdoor equipment located in Downey, California, for a purchase price of approximately $84.0 million, net of cash acquired. During the third quarter of 2016, the company finalized the working capital provision provided for by the purchase agreement resulting in an additional payment to the seller of $0.3 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) Dec 15, 2015	Preliminary Measurement Period Adjustments	(as adjusted) Dec 15, 2015
Cash	$276	$—	$276
Current deferred tax asset	467	1,319	1,786
Current assets	18,630	(296)	18,334
Property, plant and equipment	1,690	—	1,690
Goodwill	42,502	(86)	42,416
Other intangibles	39,800	—	39,800
Other assets	130	—	130
Current liabilities	(6,208)	(1,219)	(7,427)
Long term deferred tax liability	(12,589)	2,591	(9,998)
Other non-current liabilities	(666)	(2,023)	(2,689)

Net assets acquired and liabilities assumed	$84,032	$286	$84,318
The current deferred tax assets and long term deferred tax liabilities amounted to $1.8 million and $10.0 million, respectively. These net liabilities are comprised of $14.0 million of deferred tax liabilities related to the difference between book and tax basis of identifiable intangible assets, net of $4.2 million related to federal and state net operating loss carryforwards and $1.6 million of assets arising from the difference between the book and tax basis of tangible assets and liability accounts. Federal and state net operating loss carryforwards are subject to carryforward limitations.
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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) May 20, 2016	Preliminary Measurement Period Adjustments	(as adjusted) May 20, 2016
Current assets	$746	(65)	681
Goodwill	1,816	110	1,926
Current liabilities	(934)	(27)	(961)
Other non-current liabilities	(628)	(18)	(646)

Consideration paid at closing	$1,000	$—	$1,000

Deferred payments	1,559	45	1,604

Net assets acquired and liabilities assumed	$2,559	$45	$2,604
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

Follett
On May 31, 2016, the company completed its acquisition of substantially all of the assets of Follett Corporation ("Follett"), a leading manufacturer of ice machines, ice and water dispensing equipment, ice storage and transport products and medical grade refrigeration products for the foodservice and healthcare industries headquartered in Easton, Pennsylvania, for a purchase price of approximately $207.7 million, net of cash acquired. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the fourth quarter of 2016.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) May 31, 2016	Preliminary Measurement Period Adjustments	(as adjusted) May 31, 2016
Cash	$22,620	$1,359	$23,979
Current assets	41,602	(124)	41,478
Property, plant and equipment	19,868	—	19,868
Goodwill	76,220	(463)	75,757
Other intangibles	82,450	—	82,450
Other assets	1,358	—	1,358
Current liabilities	(11,779)	(772)	(12,551)
Other non-current liabilities	(616)	—	(616)

Net assets acquired and liabilities assumed	$231,723	$—	$231,723
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

Pro Forma Financial Information

In accordance with ASC 805 “Business Combinations”, the following unaudited pro forma results of operations for the nine months ended October 1, 2016 and October 3, 2015, assumes the 2015 acquisitions of Goldstein Eswood, Marsal, Thurne, Induc, AGA and Lynx and the 2016 acquisition of Follett were completed on January 4, 2015 (first day of fiscal year 2015). The following pro forma results include adjustments to reflect additional interest expense to fund the acquisitions, amortization of intangibles associated with the acquisitions, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Nine Months Ended
	October 1, 2016	October 3, 2015
Net sales	$1,738,535	$1,716,740
Net earnings	207,939	143,117

Net earnings per share:
Basic	3.65	2.51
Diluted	3.65	2.51

The supplemental pro forma financial information presented above has been prepared for comparative purposes and is not necessarily indicative of either the results of operations that would have occurred had the acquisitions of these companies been effective on January 4, 2015 nor are they indicative of any future results. Also, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate Goldstein Eswood, Marsal, Thurne, Induc, AGA, Lynx and Follett.

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
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs", which requires debt issuance costs to be recorded as a direct reduction of the debt liability on the balance sheet rather than as an asset. The standard is effective for fiscal years beginning after December 15, 2015. The new guidance was applied retrospectively to each prior period presented. The adoption of this guidance by the company did not result in a material reclassification of debt issuance costs.
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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". The amendments in ASU-15 address eight specific cash flow classification issues to reduce current and potential future diversity in practice. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2017. The company is evaluating the impact the application of this ASU will have, if any, on the company's cash flows.

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory". The amendments in ASU-16 prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer other than inventory until the asset has been sold to an outside party. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2017. The company is evaluating the impact the application of this ASU will have, if any, on the company's financial position, results of operations or cash flows.

5)	Other Comprehensive Income
The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income".
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of January 2, 2016	$(52,842)	$(23,579)	$9	$(76,412)
Other comprehensive income before reclassification	(40,169)	4,351	(53)	(35,871)
Amounts reclassified from accumulated other comprehensive income	—	—	123	123
Net current-period other comprehensive income	$(40,169)	$4,351	$70	$(35,748)
Balance as of October 1, 2016	$(93,011)	$(19,228)	$79	$(112,160)
(1) Pension and interest rate swap amounts are net of tax.
Components of other comprehensive income were as follows (in thousands)

	Three Months Ended		Nine Months Ended
	Oct 1, 2016	Oct 3, 2015	Oct 1, 2016	Oct 3, 2015
Net earnings	$75,851	$48,825	$203,280	$141,323
Currency translation adjustment	(20,194)	(13,564)	(40,169)	(22,686)
Pension liability adjustment, net of tax	(505)	17	4,351	42
Unrealized gain on interest rate swaps, net of tax	193	(201)	70	(371)
Comprehensive income	$55,345	$35,077	$167,532	$118,308

6)	Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventories at two of the company's manufacturing facilities have been determined using the last-in, first-out ("LIFO") method. These inventories under the LIFO method amounted to $44.6 million at October 1, 2016 and $35.6 million at January 2, 2016 and represented approximately 11.6% and 10.1% of the total inventory at each respective period. The amount of LIFO reserve at October 1, 2016 and January 2, 2016 was not material. Costs for all other inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at October 1, 2016 and January 2, 2016 are as follows:

	Oct 1, 2016	Jan 2, 2016
	(in thousands)
Raw materials and parts	$162,968	$139,117
Work-in-process	34,816	34,771
Finished goods	187,660	180,262
	$385,444	$354,150

7)	Goodwill
Changes in the carrying amount of goodwill for the nine months ended October 1, 2016 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of January 2, 2016	$473,127	$134,092	$376,120	$983,339
Goodwill acquired during the year	75,757	1,926	—	77,683
Measurement period adjustments to goodwill acquired in prior year	$(503)	$—	$89,770	$89,267
Exchange effect	(4,304)	662	(37,306)	(40,948)
Balance as of October 1, 2016	$544,077	$136,680	$428,584	$1,109,341

8)	Accrued Expenses
Accrued expenses consist of the following:

	Oct 1, 2016	Jan 2, 2016
	(in thousands)
Accrued payroll and related expenses	$65,575	$49,082
Advanced customer deposits	52,400	57,595
Accrued warranty	40,450	37,901
Accrued customer rebates	40,349	45,154
Accrued agent commission	12,866	9,948
Accrued product liability and workers compensation	11,756	11,635
Accrued sales and other tax	11,467	13,537
Restructuring	9,454	20,423
Accrued professional fees	9,374	7,019
Product recall	6,356	7,786
Other accrued expenses	71,645	60,074

	$331,692	$320,154

9)	Warranty Costs
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
A rollforward of the warranty reserve is as follows:

Nine Months Ended
Oct 1, 2016
(in thousands)
Balance as of January 2, 2016	$37,901
Warranty reserve related to acquisitions	3,159
Warranty expense	36,325
Warranty claims	(36,935)
Balance as of October 1, 2016	$40,450

10)	Financing Arrangements

	Oct 1, 2016	Jan 2, 2016
	(in thousands)
Credit Facility	$825,653	$733,000
Other international credit facilities	7,446	32,813
Other debt arrangement	222	248
Total debt	$833,321	$766,061
Less: Current maturities of long-term debt	6,811	32,059
Long-term debt	$826,510	$734,002
On July 28, 2016, the company entered into an amended and restated five-year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"), with the potential under certain circumstances to increase the amount of the Credit Facility to $3.0 billion. As of October 1, 2016, the company had $825.7 million of borrowings outstanding under the Credit Facility, including $772.3 million of borrowings in U.S. Dollars and $53.4 million of borrowings denominated in British Pounds. The company also had $9.6 million in outstanding letters of credit as of October 1, 2016, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $1.7 billion at October 1, 2016.
At October 1, 2016, borrowings under the Credit Facility accrued interest at a rate of 1.50% above LIBOR per annum or at the highest of the prime rate, the federal funds rate plus 0.5% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 2.11% for the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s funded debtless unrestricted cash to pro forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.225% per annum as of October 1, 2016.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At October 1, 2016, these foreign credit facilities amounted to $7.4 million in U.S. dollars with a weighted average per annum interest rate of approximately 10.34%.
The company’s debt is reflected on the balance sheet at cost. Based on current market conditions, the company believes its interest rate margins on its existing debt are consistent with current market conditions and therefore the carrying value of debt reflects the fair value. The interest rate margin is based on the company's Leverage Ratio.
The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations. The upfront cash payment is the amount that a market participant would be able to lend to achieve sufficient cash inflows to cover the cash outflows under the company’s senior revolving credit facility assuming the facility was outstanding in its entirety until maturity. Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s Credit Facility in July 2021. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods. The carrying value and estimated aggregate fair value, a level 2 measurement, based primarily on market prices, of debt is as follows (in thousands):

	Oct 1, 2016		Jan 2, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$833,321	$833,321	$766,061	$766,061
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the revolving credit line. At October 1, 2016, the company had outstanding floating-to-fixed interest rate swaps totaling $135.0 million notional amount carrying an average interest rate of 0.91% maturing in less than 12 months.

The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00% to 1.00% and (ii) a maximum Leverage Ratio of Funded Debtless Unrestricted Cash to Pro Forma EBIDTA (each as defined in the Credit Facility) of 3.50% to 1.00%, which may be adjusted to 4.00% to 1.00% for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At October 1, 2016, the company was in compliance with all covenants pursuant to its borrowing agreements.

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
Foreign Exchange: The company uses foreign currency forward and option purchase and sales contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The fair value of the forward and option contracts was a gain of $0.1 million at the end of the third quarter of 2016.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of October 1, 2016, the fair value of these instruments was a liability of $0.3 million. The change in fair value of these swap agreements in the first nine months of 2016 was a gain of $0.2 million, net of taxes.
The following tables summarize the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Oct 1, 2016	Jan 2, 2016
Fair value	Other non-current liabilities	$(295)	$(412)

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Presentation of Gain/(loss)	Oct 1, 2016	Oct 3, 2015	Oct 1, 2016	Oct 3, 2015
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$141	$(768)	$(589)	$(2,069)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(181)	$(477)	$(706)	$(1,451)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$(7)	$(23)	$—	$(8)
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
Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Oct 1, 2016		Oct 3, 2015		Oct 1, 2016		Oct 3, 2015
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$331,571	57.7%	$290,885	64.8%	$931,585	55.8%	$841,932	65.2%
Food Processing	82,196	14.3	74,178	16.5	244,307	14.6	215,910	16.7
Residential Kitchen	160,457	28.0	83,941	18.7	495,143	29.6	234,049	18.1
Total	$574,224	100.0%	$449,004	100.0%	$1,671,035	100.0%	$1,291,891	100.0%

The following table summarizes the results of operations for the company's business segments(1) (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
Three Months Ended October 1, 2016
Net sales	$331,571	$82,196	$160,457	$—	$574,224
Income (loss) from operations	90,159	19,360	30,560	(18,640)	121,439
Depreciation and amortization expense	5,272	1,419	5,249	1,229	13,169
Net capital expenditures	3,469	618	1,604	—	5,691

Nine Months Ended October 1, 2016
Net sales	$931,585	$244,307	$495,143	$—	$1,671,035
Income (loss) from operations	260,460	56,409	62,775	(59,917)	319,727
Depreciation and amortization expense	15,218	4,377	22,191	2,623	44,409
Net capital expenditures	10,975	3,300	4,393	131	18,799

Total assets	$1,361,244	$333,056	$1,163,992	$57,176	$2,915,468

Three Months Ended October 3, 2015
Net sales	$290,885	$74,178	$83,941	$—	$449,004
Income (loss) from operations	77,245	14,048	6,404	(17,667)	80,030
Depreciation and amortization expense	2,414	24	8,677	708	11,823
Net capital expenditures	2,801	(607)	4,231	(117)	6,308

Nine Months Ended October 3, 2015
Net sales	$841,932	$215,910	$234,049	$—	$1,291,891
Income (loss) from operations	218,587	41,534	20,446	(50,597)	229,970
Depreciation and amortization expense	12,707	5,006	15,066	1,204	33,983
Net capital expenditures	10,721	1,530	5,600	141	17,992

Total assets	$1,114,479	$313,109	$1,192,147	$91,044	$2,710,779

(1)Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)Includes corporate and other general company assets and operations.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Oct 1, 2016	Oct 3, 2015
United States and Canada	$181,397	$149,260
Asia	15,188	16,188
Europe and Middle East	76,498	73,636
Latin America	1,193	1,032
Total international	$92,879	$90,856
	$274,276	$240,116
Net sales (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 1, 2016	Oct 3, 2015	Oct 1, 2016	Oct 3, 2015
United States and Canada	$383,634	$329,357	$1,090,944	$953,380
Asia	49,219	34,900	130,809	119,812
Europe and Middle East	119,835	68,734	390,923	168,858
Latin America	21,536	16,013	58,359	49,841
Total international	$190,590	$119,647	$580,091	$338,511
	$574,224	$449,004	$1,671,035	$1,291,891

13)	Employee Retirement Plans

(a)	Pension Plans

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

During the three month period ended October 1, 2016, the company recorded net periodic pension benefit related to the AGA Group pension plans of $5.6 million which includes; an expected return on plan assets of $16.3 million, interest cost of $9.9 million and service cost of $0.8 million. During the nine months period ended October 1, 2016, the company recorded net periodic pension benefit related to the AGA Group pension plans of $17.7 million which includes; an expected return on plan assets of $51.5 million, interest cost of $31.2 million and service cost of $2.6 million. The pension costs for all other plans of the company were not material during the three and nine months period ended October 1, 2016 and the three and nine months period ended October 3, 2015, respectively.

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

Residential Kitchen Equipment Group:

During fiscal year 2015, the company took actions to improve the operations of Viking and undertook acquisition integration initiatives related to AGA within the Residential Kitchen Equipment Group. These initiatives included organizational restructuring and headcount reductions, consolidation and disposition of certain facilities and business operations. The company recorded additional expense of $8.6 million in the nine months period ended October 1, 2016. This expense is reflected in restructuring expenses in the consolidated statements of comprehensive income. The cumulative expenses incurred to date for these initiatives is approximately $29.1 million. The company estimates that these restructuring initiatives will result in future cost savings of approximately $24.1 million annually, beginning in fiscal year 2016, primarily related to compensation and facility costs. The company anticipates that all severance obligations for the Residential Kitchen Equipment Group will be satisfied by the end of fiscal of 2016. The lease obligations extend through July 2020.

	Severance/Benefits	Facilities/Operations	Other	Total
Balance as of January 2, 2016	$15,661	$4,642	$120	$20,423
Expenses	7,746	829	(17)	8,558
Exchange	(364)	(33)	(28)	(425)
Payments	(15,810)	(3,290)	(2)	(19,102)
Balance as of October 1, 2016	$7,233	$2,148	$73	$9,454

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Oct 1, 2016		Oct 3, 2015		Oct 1, 2016		Oct 3, 2015
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$331,571	57.7%	$290,885	64.8%	$931,585	55.8%	$841,932	65.2%
Food Processing	82,196	14.3	74,178	16.5	244,307	14.6	215,910	16.7
Residential Kitchen	160,457	28.0	83,941	18.7	495,143	29.6	234,049	18.1
Total	$574,224	100.0%	$449,004	100.0%	$1,671,035	100.0%	$1,291,891	100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended		Nine Months Ended
	Oct 1, 2016	Oct 3, 2015	Oct 1, 2016	Oct 3, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.6	60.5	60.4	60.7
Gross profit	40.4	39.5	39.6	39.3
Selling, general and administrative expenses	19.0	20.3	20.0	20.6
Restructuring expenses	0.2	1.3	0.5	0.9
Income from operations	21.2	17.9	19.1	17.8
Interest expense and deferred financing amortization, net	1.1	0.9	1.1	0.9
Other expense (income), net	0.5	0.4	(0.1)	0.5
Earnings before income taxes	19.6	16.6	18.1	16.4
Provision for income taxes	6.3	5.6	6.0	5.5
Net earnings	13.3%	11.0%	12.1%	10.9%

Three Months Ended October 1, 2016 as compared to Three Months Ended October 3, 2015

NET SALES. Net sales for the third quarter of fiscal 2016 increased 27.9% to $574.2 million as compared to $449.0 million in the third quarter of 2015. Of the $125.2 million increase in net sales, $124.6 million, or 27.8%, was attributable to acquisition growth, resulting from the fiscal 2015 acquisitions of AGA and Lynx and the fiscal 2016 acquisition of Follett. Excluding acquisitions, net sales increased $0.6 million, or 0.1%, from the prior year quarter. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the third quarter reduced net sales by approximately $5.4 million or 1.2%. Excluding the impact of foreign exchange, organic sales growth was 1.4% for the quarter, including a net sales increase of 0.6% at the Commercial Foodservice Equipment Group, 11.2% increase at the Food Processing Equipment Group and a 4.8% decrease at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $40.7 million, or 14.0%, to $331.6 million in the third quarter of 2016, as compared to $290.9 million in the prior year quarter. Net sales resulting from the acquisition of Follett, which was acquired on May 31, 2016 respectively, accounted for an increase of $43.9 million during the third quarter of 2016. Excluding the impact of this acquisition, net sales of the Commercial Foodservice Equipment Group decreased $3.2 million, or 1.1%, as compared to the prior year quarter. Excluding the impact of foreign exchange, organic net sales increased 0.6% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $22.9 million, or 11.2%, to $228.0 million, as compared to $205.1 million in the prior year quarter. This includes an increase of $39.2 million from the recent acquisition. Excluding the acquisition, the net decrease in sales was $16.3 million, or 7.9%. The domestic sales reduction reflects slowed sales activity to the general market, along with lesser sales to restaurant chains in comparison to the prior year which included several large product rollouts. International sales increased $17.8 million, or 20.7%, to $103.6 million, as compared to $85.8 million in the prior year quarter. This includes an increase of $4.7 million from the recent acquisition offset by a reduction of $5.0 million due to the unfavorable impact of exchange rates. Strong international growth continued in all regions due to more favorable market conditions than in the prior year quarter and growth with local restaurant chain concepts.

•
Net sales of the Food Processing Equipment Group increased by $8.0 million, or 10.8%, to $82.2 million in the third quarter of 2016, as compared to $74.2 million in the prior year quarter. Excluding the impact of foreign exchange, organic net sales increased 11.2% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $9.9 million, or 18.8%, to $62.7 million, as compared to $52.8 million in the prior year quarter. International sales decreased $2.0 million, or 9.3%, to $19.5 million, as compared to $21.5 million in the prior year quarter. The net sales for the Food Processing Equipment Group reflected revenue recognized from a strong backlog and continued strong incoming order levels as customers continue to upgrade facilities to new technologies and expand capacity to meet growing demand. The growth rates for domestic and international sales also reflects the shift in mix related to the timing of certain larger projects in differing geographic regions that occur between comparative periods on a normalized basis.

•
Net sales of the Residential Kitchen Equipment Group increased by $76.6 million, or 91.3%, to $160.5 million in the third quarter of 2016, as compared to $83.9 million in the prior year quarter. Net sales resulting from the acquisitions of AGA and Lynx, which were acquired on September 23, 2015, and December 15, 2015 respectively, accounted for an increase of $80.7 million during the third quarter of 2016. Excluding the impact of these acquisitions, net sales of the Residential Kitchen Equipment Group decreased $4.1 million, or 4.9%, as compared to the prior year quarter. Excluding the impact of foreign exchange, organic net sales of the Residential Kitchen Equipment Group decreased 4.8%, as compared to the prior year quarter. The decline in organic sales growth reflects the impact of lower sales at Viking, as sales have been adversely affected by a product recall in the prior year. The AGA organic sales for the third quarter 2016 were impacted by the timing of shipments as compared to the prior year quarter sales since the date of acquisition on September 23, 2015. Domestically, the company realized a sales increase of $21.4 million, or 29.9%, to $92.9 million, as compared to $71.5 million in the prior year quarter. This includes an increase of $23.0 million from the recent acquisitions. International sales increased $55.1 million to $67.6 million, as compared to $12.5 million in the prior year quarter. This includes an increase of $57.7 million from the recent acquisitions. Organic sales continue to be affected by the 2015 recall of certain Viking products manufactured prior to 2013 and Middleby's acquisition of Viking. The net organic decrease in sales is net of price increases, which are estimated to have added approximately 3% to net sales in comparison to the prior year.

GROSS PROFIT. Gross profit increased to $231.7 million in the third quarter of 2016 from $177.2 million in the prior year period, reflecting the impact of higher sales volumes. The increase in the gross profit reflects the impact of increased sales from acquisitions, offset by the impact of foreign exchange rates, which reduced gross profit by $1.7 million. The gross margin rate increased from 39.5% in the third quarter of 2015 to 40.4% in the third quarter of 2016.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $21.5 million, or 18.4%, to $138.2 million in the third quarter of 2016, as compared to $116.7 million in the prior year quarter. Gross profit from the acquisition of Follett accounted for approximately $14.7 million of the increase in gross profit during the period. Excluding the recent acquisitions, gross profit increased by approximately $6.8 million on a favorable sales mix in comparison to prior year quarter. The impact of foreign exchange rates reduced gross profit by approximately $1.4 million. The gross margin rate increased to 41.7% as compared to 40.1% in the prior year quarter, reflecting favorable product sales mix and the impact of continuous improvement efficiency gains.

•
Gross profit at the Food Processing Equipment Group increased by $2.3 million, or 7.7%, to $32.3 million in the third quarter of 2016, as compared to $30.0 million in the prior year quarter. The gross margin rate decreased to 39.3% as compared to 40.4% in the prior year quarter, reflecting the impact of less favorable sales mix and higher steel costs.

•
Gross profit at the Residential Kitchen Equipment Group increased by $33.0 million, or 114.2%, to $61.9 million in the third quarter of 2016, as compared to $28.9 million in the prior year quarter. Gross profit from the acquisitions of AGA and Lynx accounted for approximately $29.5 million of the increase in gross profit during the period. The gross margin rate increased to 38.6% as compared to 34.4% in the prior year quarter, due to the impact of improved margins at Viking and AGA as a result of cost reduction and acquisition integration initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $97.2 million in the third quarter of 2015 to $110.3 million in the third quarter of 2016. As a percentage of net sales, operating expenses were 21.6% in the third quarter of 2015, as compared to 19.2% in the third quarter of 2016.
Selling expenses increased from $44.5 million in the third quarter of 2015 to $56.6 million in the third quarter of 2016. Selling expenses reflect increased costs of $12.8 million associated with the AGA, Lynx and Follett acquisitions. The favorable impact of foreign exchange rates, reduced selling expenses by approximately $1.3 million.
General and administrative expenses increased from $46.9 million in the third quarter of 2015 to $52.6 million in the third quarter of 2016. General and administrative expenses reflect $10.2 million of increased costs associated with the AGA, Lynx and Follett acquisitions, including $0.8 million of non-cash intangible amortization expense. Additionally, general and administrative expenses increased $1.9 million related to non-cash share-based compensation. The prior year third quarter included $7.3 million of transaction expenses related to the AGA acquisition. The favorable impact of foreign exchange rates, reduced general and administrative expenses by approximately $2.6 million.
Restructuring expenses decreased $4.6 million from $5.7 million in the third quarter of 2015 related to the restructuring of the Viking distribution operations to $1.1 million in the third quarter of 2016 related to acquisition integration initiatives at AGA.
NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $6.4 million in the third quarter of 2016 as compared to $4.2 million in the third quarter of 2015, reflecting increased interest due to higher debt balances related to the funding of acquisitions. Other expenses amounted to $3.2 million in the third quarter of 2016, as compared to other expenses of $1.9 million in the prior year third quarter and consists mainly of foreign exchange gains and losses.
INCOME TAXES. A tax provision of $36.0 million, at an effective rate of 32.2%, was recorded during the third quarter of 2016, as compared to a $25.0 million provision at a 33.9% effective rate in the prior year quarter. In comparison to the prior year, the tax provision reflects a lower effective tax rate attributable to increased tax credits.

Nine Months Ended October 1, 2016 as compared to Nine Months Ended October 3, 2015

NET SALES. Net sales for the nine months period ended October 1, 2016 increased 29.3% to $1,671.0 million as compared to $1,291.9 million in the nine months period ended October 3, 2015. Of the $379.1 million increase in net sales, $358.3 million or 27.7%, was attributable to acquisition growth, resulting from the fiscal 2015 acquisitions of Goldstein Eswood, Marsal, Induc, Thurne, AGA and Lynx and the fiscal 2016 acquisition of Follett. Excluding acquisitions, net sales increased $20.8 million or 1.6%, from the prior year. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the nine months period ended October 1, 2016 reduced net sales by approximately $17.2 million or 1.3%. Excluding the impact of foreign exchange, organic sales growth was 2.9% for the year, including a net sales increase of 4.9% at the Commercial Foodservice Equipment Group, a net sales increase of 11.1% at the Food Processing Equipment Group and a net sales decrease of 11.8% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $89.7 million or 10.7%, to $931.6 million in the nine months period ended October 1, 2016, as compared to $841.9 million in the prior year period. Net sales resulting from the acquisitions of Goldstein Eswood, Marsal, Induc and Follett which were acquired on January 30, 2015, February 10, 2015, May 30, 2015 and May 31, 2016, respectively, accounted for an increase of $63.3 million during the nine months period ended October 1, 2016. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $26.4 million, or 3.1%, as compared to the prior year period. Excluding the impact of foreign exchange, organic net sales increased 4.9% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $33.4 million, or 5.6%, to $630.1 million, as compared to $596.7 million in the prior year period. This includes an increase of $53.8 million from recent acquisitions. Excluding the acquisitions, the net decrease in domestic sales was $20.4 million, or 3.4%. Domestic sales reflect the impact of several large rollouts with major restaurant chain customers in the prior year period. International sales increased $56.3 million, or 23.0%, to $301.5 million, as compared to $245.2 million in the prior year period. This includes an increase of $9.5 million from the recent acquisitions, offset by $15.2 million related to the unfavorable impact of exchange rates. Strong international growth continued in all regions due to more favorable market conditions than in the prior year quarter and growth with local restaurant chain concepts.

•
Net sales of the Food Processing Equipment Group increased by $28.4 million or 13.2%, to $244.3 million in the nine months period ended October 1, 2016, as compared to $215.9 million in the prior year period.  Net sales from the acquisition of Thurne, which was acquired on April 7, 2015, accounted for an increase of $5.6 million during the nine months period ended October 1, 2016.  Excluding the impact of this acquisition, net sales of the Food Processing Equipment Group increased $22.8 million, or 10.6%. Excluding the impact of foreign exchange, organic net sales increased 11.1% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $44.4 million, or 31.5%, to $185.3 million, as compared to $140.9 million in the prior year period. This includes an increase of $5.3 million from the recent acquisition. International sales decreased $16.0 million, or 21.3%, to $59.0 million, as compared to $75.0 million in the prior year period. This includes of $0.3 million from the recent acquisition offset by $1.2 million related to the unfavorable impact of exchange rates. The variability between domestic and international sales reflects the nature of the large projects at this business segment, which may occur in different geographic segments in comparative periods. The net sales growth at the Food Processing Equipment Group reflects revenue recognized from a strong backlog and continued strong incoming order levels as customers continue to upgrade facilities to new technologies and expand capacity to meet growing demand. The growth rates for domestic and international sales also reflects the shift in mix related to the timing of certain larger projects in differing geographic regions that occur between comparative periods on a normalized basis.

•
Net sales of the Residential Kitchen Equipment Group increased by $261.1 million or 111.6%, to $495.1 million in the nine months period ended October 1, 2016, as compared to $234.0 million in the prior year period. Net sales from the acquisitions of AGA and Lynx, which were acquired on September 23, 2015, and December 15, 2015, respectively, accounted for an increase of $289.4 million during the nine months period ended October 1, 2016. Excluding the impact of these acquisitions, net sales of the Residential Kitchen Equipment Group decreased $28.3 million, or 12.1%. Excluding the impact of foreign exchange, organic net sales decreased 11.8% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $59.8 million, or 27.7%, to $275.6 million, as compared to $215.8 million in the prior year period. This includes an increase of $84.4 million from the recent acquisitions. International sales increased $201.3 million to $219.5 million, as compared to $18.2 million in the prior year quarter, including a reduction of $0.8 million related to the unfavorable impact of exchange rates. Organic sales growth for the year was adversely impacted by lower sales at U-Line due to a prior year new product launch resulting in higher sales to dealers. Additionally, sales continued to be affected by the 2015 recall of certain Viking products manufactured prior to 2013 and Middleby's acquisition of Viking. The net organic decrease in sales is net of price increases, which are estimated to have added approximately 3.0% to net sales in comparison to the prior year.

GROSS PROFIT. Gross profit increased to $662.0 million in the nine months period ended October 1, 2016 from $507.6 million in the prior year period. The increase in the gross profit reflects the impact of increased sales from revenue growth and acquisitions, offset by the impact of foreign exchange rates, which reduced gross profit by $5.2 million. The gross margin rate was 39.3% in the nine months period ended October 3, 2015 as compared to 39.6% in the current year period.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $53.0 million, or 15.5%, to $394.1 million in the nine months period ended October 1, 2016, as compared to $341.1 million in the prior year period. Gross profit from the acquisitions of Goldstein Eswood, Marsal, Induc and Follett accounted for approximately $22.0 million of the increase in gross profit during the period. Excluding the recent acquisitions, gross profit increased by approximately $31.0 million on higher sales volumes. The impact of foreign exchange rates reduced gross profit by approximately $4.0 million. The gross margin rate increased to 42.3%, as compared to 40.5% in the prior year period, due primarily to changes in sales mix and efficiency gains, as compared to the prior year period.

•
Gross profit at the Food Processing Equipment Group increased by $12.7 million, or 15.3%, to $95.8 million in the nine months period ended October 1, 2016, as compared to $83.1 million in the prior year period.  Gross profit from the acquisition of Thurne accounted for approximately $3.0 million of the increase in gross profit during the period. The impact of foreign exchange rates reduced gross profit by approximately $1.0 million. Excluding the recent acquisitions, the gross profit increased by approximately $9.7 million on higher sales volume. The gross profit margin rate increased to 39.2%, as compared to 38.5% in the prior year period. The increase in the gross margin rate reflects the favorable impact of ongoing cost efficiency initiatives related to recent acquisitions and favorable sales mix, offset in part by rising steel costs.

•
Gross profit at the Residential Kitchen Equipment Group increased by $90.1 million, or 107.5%, to $173.9 million in the nine months period ended October 1, 2016, as compared to $83.8 million in the prior year period. Gross profit from the acquisitions of AGA and Lynx accounted for approximately $93.7 million of the increase in gross profit during the period. The impact of foreign exchange rates reduced gross profit by approximately $0.2 million. The gross margin rate decreased to 35.1%, as compared to 35.8% in the prior year period, due to the impact of lower gross margins at the recent acquisitions of AGA and Lynx, offset by improved margins at Viking as a result of cost reduction initiatives. The adverse impact on gross margins related to AGA has lessened sequentially in each quarter of 2016 as profitability improvements have been realized in connection with ongoing integration initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $277.6 million in the nine months period ended October 3, 2015 to $342.2 million in the nine months period ended October 1, 2016.  As a percentage of net sales, operating expenses were 21.5% in the nine months period ended October 3, 2015, as compared to 20.5% in the nine months period ended October 1, 2016.

Selling expenses increased from $136.9 million in the nine months period ended October 3, 2015 to $168.3 million in the nine months period ended October 1, 2016. Selling expenses reflected increased costs of $37.2 million associated with the Goldstein Eswood, Thurne, Induc, AGA, Lynx and Follett acquisitions. The favorable impact of foreign exchange rates, reduced selling expenses by approximately $3.6 million.

General and administrative expenses increased from $128.9 million in the nine months period ended October 3, 2015 to $165.8 million in the nine months period ended October 1, 2016. General and administrative expenses reflect $35.8 million of increased costs associated with the Goldstein Eswood, Thurne, Induc, AGA, Lynx and Follett acquisitions, including $8.3 million of non-cash intangible amortization expense. Additionally, general and administrative expenses increased $5.6 million related to non-cash share-based compensation. The favorable impact of foreign exchange rates, reduced general and administrative expenses by approximately $5.2 million.

Restructuring expenses decreased $3.7 million from $11.8 million in the nine months period ended October 3, 2015 to $8.1 million in the nine months period ended October 1, 2016. Restructuring expenses reported in the nine months period ended October 1, 2016 related to acquisition integration initiatives to reduce costs related to AGA. Restructuring expenses reported in the nine months period ended October 3, 2015 were associated with the closure of facilities and warehouse consolidations at the Residential Kitchen Equipment Group and the consolidation of production facilities at the Food Processing and Commercial Foodservice Equipment Groups

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $17.8 million in the nine months period ended October 1, 2016, as compared to $12.0 million in the prior year period, reflecting increased interest due to higher debt balances related to the funding of acquisitions. Other income was $1.5 million in the nine months period ended October 1, 2016, as compared to other expense of $6.1 million in the prior year period, and consists mainly of net foreign exchange gains and losses. In the prior year period foreign exchange losses were attributable to the strengthening of the U.S. Dollar.

INCOME TAXES. A tax provision of $100.2 million, at an effective rate of 33.0%, was recorded during the nine months period ended October 1, 2016, as compared to $70.5 million at an effective rate of 33.3%, in the prior year period. In comparison to the prior year, the tax provision reflects a lower effective tax rate attributable to increased tax credits.
Financial Condition and Liquidity
During the nine months ended October 1, 2016, cash and cash equivalents increased by $6.3 million to $61.8 million at October 1, 2016 from $55.5 million at January 2, 2016. Net borrowings increased from $766.1 million at January 2, 2016 to $833.3 million at October 1, 2016.
OPERATING ACTIVITIES. Net cash provided by operating activities was $175.1 million for the nine months ended October 1, 2016, compared to $167.6 million for the nine months ended October 3, 2015.
During the nine months ended October 1, 2016, increased working capital levels reduced operating cash flows by $109.3 million. These changes in working capital levels included a $36.0 million increase in accounts receivable on increased sales. Inventory increased $35.2 million due to timing of large orders for the Food Processing Equipment Group and cyclical working capital requirements for the Commercial Foodservice Equipment Group. Changes in working capital also included a $12.9 million decrease due to timing of vendor payments and a $16.8 million decrease in accrued expenses and other non-current liabilities primarily related to the $14.4 million funding payment for the AGA pension plan, funding of severance obligations associated with AGA restructuring initiatives and the payment of 2015 annual rebate programs at the Commercial Foodservice Equipment Group.
INVESTING ACTIVITIES. During the nine months ended October 1, 2016, net cash used for investing activities amounted to $229.7 million. This included $208.7 million of the 2016 acquisitions of Emico and Follett, $1.9 million related to contingent consideration payments from previous years' acquisitions and $18.8 million of additions and upgrades of production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows provided by financing activities were $62.9 million during the nine months ended October 1, 2016. The company’s borrowing activities included $100.4 million of net proceeds under its $2.5 billion Credit Facility and $26.0 million of net borrowings under its foreign banking facilities. The company incurred $6.3 million of debt issuance costs to amend the Credit Facility.
The company repurchased $4.4 million of Middleby common shares during the nine months ended October 1, 2016. This was comprised of $3.9 million used to repurchase 38,011 shares that were surrendered to the company by employees in lieu of cash for payment for withholding taxes related to restricted stock vestings that occurred during the nine months ended October 1, 2016 and $0.5 million used to repurchase 5,274 shares of its common stock under a stock repurchase program.
At October 1, 2016, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its Credit Facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, acquisitions, product development and integration expenditures for the foreseeable future.

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
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs", which requires debt issuance costs to be recorded as a direct reduction of the debt liability on the balance sheet rather than as an asset. The standard is effective for fiscal years beginning after December 15, 2015. The new guidance was applied retrospectively to each prior period presented. The adoption of this guidance did not have an impact on the company's financial position, results of operations or cash flows.
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
In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest” which relates to the presentation of debt issuance costs. This standard clarifies the guidance set forth in FASB ASU 2015-03, which required that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The new pronouncement clarifies that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The adoption of this guidance by the company did not result in a material reclassification of debt issuance costs.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in, first-out and the retail inventory method. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The company is evaluating the impact the application of this ASU will have, if any, on the company's financial position, results of operations or cash flows.

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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". The amendments in ASU-15 address eight specific cash flow classification issues to reduce current and potential future diversity in practice. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2017. The company is evaluating the impact the application of this ASU will have, if any, on the company's cash flows.

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory". The amendments in ASU-16 prohibit the recognition of current and deferred income taxes for an intra-entity asset transfer other than inventory until the asset has been sold to an outside party. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2017. The company is evaluating the impact the application of this ASU will have, if any, on the company's financial position, results of operations or cash flows.

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

Pension Benefits. The company provides pension benefits to certain employees and accounts for these benefits in accordance with ASC 715, "Compensation-Retirement Benefits". For financial reporting purposes, long-term assumptions are developed through consultations with actuaries. Such assumptions include the expected long-term rate of return on plan assets, discount rates.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period Ending	Variable Rate Debt

October 1, 2017	$6,811
October 1, 2018	291
October 1, 2019	105
October 1, 2020	105
October 1, 2021 and thereafter	826,009
$833,321
On July 28, 2016, the company entered into an amended and restated five-year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"), with the potential under certain circumstances to increase the amount of the Credit Facility to $3.0 billion. As of October 1, 2016, the company had $825.7 million of borrowings outstanding under the Credit Facility, including $772.3 million of borrowings in U.S. Dollars and $53.4 million of borrowings denominated in British Pounds. The company also had $9.6 million in outstanding letters of credit as of October 1, 2016, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $1.7 billion at October 1, 2016.
At October 1, 2016, borrowings under the Credit Facility accrued interest at a rate of 1.50% above LIBOR per annum or at the highest of the prime rate, the federal funds rate plus 0.5% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 2.11% for the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s funded debtless unrestricted cash to pro forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.225% per annum as of October 1, 2016.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At October 1, 2016, these foreign credit facilities amounted to $7.4 million in U.S. dollars with a weighted average per annum interest rate of approximately 10.34%.
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the revolving credit line. At October 1, 2016, the company had outstanding floating-to-fixed interest rate swaps totaling $135.0 million notional amount carrying an average interest rate of 0.91% maturing in less than 12 months.

The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debtless Unrestricted Cash to Pro Forma EBIDTA (each as defined in the Credit Facility) of 3.50 to 1.00, which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At October 1, 2016, the company was in compliance with all covenants pursuant to its borrowing agreements.
Financing Derivative Instruments
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of October 1, 2016, the fair value of these instruments was a liability of $0.3 million. The change in fair value of these swap agreements in the first nine months of 2016 was a gain of $0.2 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward and option purchase and sales contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a gain of $0.1 million at the end of the third quarter of 2016.

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
As of October 1, 2016, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended October 1, 2016, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the nine months ended October 1, 2016, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
July 3 to July 30, 2016	—	$—	—	2,610,047
July 31 to August 27, 2016	—	—	—	2,610,047
August 28 to October 1, 2016	—	—	—	2,610,047
Quarter ended October 1, 2016	—	$—	—	2,610,047
(1) In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of common shares in open market purchases. During 2013, the company's Board of Directors authorized the purchase of additional common shares in open market purchases. As of October 1, 2016, the total number of shares authorized for repurchase under the program is 4,570,266. As of October 1, 2016, 2,003,504 shares had been purchased under the 1998 stock repurchase program.

Item 6. Exhibits

Exhibits – The following exhibits are filed herewith:

Exhibit 10.1 –
Sixth Amended and Restated Credit Agreement, dated as of July 28, 2016, among Middleby Marshall Inc, The Middleby Corporation, the Initial Subsidiary Borrowers named therein, the lenders named therein and Bank of America, N.A., as administrative agent for the lenders, incorporated by reference to Middleby's Form 8-K, Exhibit 10.1, filed on August 3, 2016.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended October 1, 2016, filed on November 10, 2016, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	November 10, 2016	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer