Form 10-K
period 2016-12-31
MIDDLEBY CORP
filed 2017-03-01
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2016 was approximately $6,496,544,653.

The number of shares outstanding of the Registrant’s class of common stock, as of February 27, 2017, was 57,539,766 shares.

Documents Incorporated by Reference

Part III of Form 10-K incorporates by reference the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2017 annual meeting of stockholders.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
DECEMBER 31, 2016
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

This commercial foodservice equipment is marketed under a portfolio of forty-one brands, including Anets®, Beech®, Blodgett®, Blodgett Combi®, Blodgett Range®, Bloomfield®, Britannia®, CTX®, Carter-Hoffmann®, Celfrost®, Concordia®, CookTek®, Desmon®, Doyon®, Eswood®, Follett®, FriFri®, Giga®, Goldstein®, Holman®, Houno®, IMC®, Induc®, Jade®, Lang®, Lincat®, MagiKitch'n®, Market Forge®, Marsal®, Middleby Marshall®, MPC®, Nieco®, Nu-Vu®, PerfectFry®, Pitco Frialator®, Southbend®, Star®, Toastmaster®, TurboChef®, Wells® and Wunder-Bar®.

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

Residential Kitchen Equipment Group

The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. Principal product lines of this group are ranges, cookers, stoves, ovens, refrigerators, dishwashers, microwaves, cooktops, refrigerators, wine coolers, ice machines, dishwashers, ventilation equipment and outdoor equipment. These products are sold and marketed under a portfolio of twenty brands, including AGA®, AGA Cookshop®, Brigade®, Falcon®, Fired Earth®, Grange®, Heartland®, La Cornue®, Leisure Sinks®, Lynx®, Marvel®, Mercury®, Rangemaster®, Rayburn®, Redfyre®, Sedona®, Stanley®, TurboChef®, U-Line® and Viking®.

Acquisition Strategy

The company has pursued a strategy to acquire and assemble a leading portfolio of brands and technologies for each of its three business segments. Over the past two years, the company has completed nine acquisitions to add to its portfolio of brands and technologies of the Commercial Foodservice Equipment Group, the Food Processing Equipment Group and the Residential Kitchen Equipment Group. These acquisitions have added twenty-two brands to the Middleby portfolio and positioned the company as a leading provider of equipment in each respective industry.

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

•
May 2015: The company acquired certain assets of the Induc Commercial Electronics Co. Ltd. ("Induc"), a leading manufacturer of induction cooking equipment for the commercial foodservice industry, located in Qingdao, China, for a purchase price of approximately $10.6 million.

•
May 2016: The company acquired substantially all of the assets of Follett Corporation ("Follett"), a leading manufacturer of ice machines, ice and water dispensing equipment, ice storage and transport products and medical grade refrigeration products for the foodservice and healthcare industries, for a purchase price of approximately $207.7 million.

Food Processing Equipment Group

•
April 2015: The company acquired certain assets of the High Speed Slicing business unit of Marel ("Thurne"), a leading manufacturer of slicing equipment for the food processing industry, located in Norwich, United Kingdom, for a purchase price of approximately $12.6 million.

•
May 2016: The company acquired certain assets of Emico Automated Bakery Equipment Solutions ("Emico"), a manufacturer of high speed dough make-up bakery equipment for the food processing industry, for a purchase price of approximately $1.0 million.

Residential Kitchen Equipment Group

•
September 2015: The company acquired all of the capital stock of AGA Rangemaster Group plc ("AGA") a leading manufacturer of residential kitchen equipment including cookers, ranges, ovens and refrigeration located in Leamington Spa, the United Kingdom, for a purchase price of approximately $201.0 million.

•
December 2015: The company acquired all of the capital stock of Lynx Grills, Inc. ("Lynx"), a leading manufacturer of premium residential outdoor equipment for a purchase price of approximately $83.8 million.

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

Backlog

Commercial Foodservice Equipment Group

The backlog of orders for the Commercial Foodservice Equipment Group was $77.7 million at December 31, 2016, all of which is expected to be filled during 2017. The acquired Follett business accounted for $12.9 million of the backlog. The Commercial Foodservice Equipment Group's backlog was $68.6 million at January 2, 2016. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of this segment's products.

Food Processing Equipment Group

The backlog of orders for the Food Processing Equipment Group was $115.9 million at December 31, 2016, all of which is expected to be filled during 2017. The Food Processing Equipment Group's backlog was $108.5 million at January 2, 2016.

Residential Kitchen Equipment Group

 The backlog of orders for the Residential Kitchen Equipment Group was $44.2 million at December 31, 2016, all of which is expected to be filled during 2017. The Residential Kitchen Equipment Group's backlog was $56.8 million at January 2, 2016. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of this segment's products.

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

The company believes that it is one of the largest multiple-line manufacturers of commercial kitchen, food processing and residential kitchen equipment in the U.S. and worldwide although some of its competitors are units of operations that are larger than the company and possess greater financial and personnel resources. Among the company's major competitors to the Commercial Foodservice Equipment Group are: Manitowoc Company, Inc.; Vulcan-Hart and Hobart Corporation, subsidiaries of Illinois Tool Works Inc.; Electrolux; Groen, a subsidiary of Dover Corporation; Rational AG; and the Ali Group. Major competitors to the Food Processing Equipment Group include AMF Bakery Systems, The GEA Group, JBT Technologies, Marel, and Provisur. The residential kitchen appliance sector is highly competitive and includes a number of large global competitors including, Whirlpool Corporation, Electrolux, GE Appliances, LG Corporation, Panasonic Corporation and Samsung Group. However, within the premium segment of this kitchen equipment market, there are fewer competitors and the company’s competition includes Wolf and Subzero, subsidiaries of Sub-Zero Group, Inc.; Thermador, Bosch and Gaggenau, subsidiaries of Bosch Siemens; Dacor, subsidiary of Samsung Electronics America; and Miele.

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

The Commercial Foodservice Equipment Group manufactures its products in fifteen domestic and ten international production facilities. These production facilities are located in Brea, California; Vacaville, California; Windsor, California; Elgin, Illinois; Mundelein, Illinois; Menominee, Michigan; Bow, New Hampshire; Fuquay-Varina, North Carolina; Bethlehem, Pennsylvania; Easton, Pennsylvania; Smithville, Tennessee; Carrollton, Texas; Burlington, Vermont; Essex Junction, Vermont; Redmond, Washington; New South Wales, Australia; Shanghai, China; Randers, Denmark; Nusco, Italy; Scandicci, Italy; Laguna, the Philippines; Wislina, Poland; Lincoln, the United Kingdom; Warwickshire, the United Kingdom and Wrexham, the United Kingdom.

The Food Processing Equipment Group manufactures its products in seven domestic and four international production facilities. These production facilities are located in Gainesville, Georgia; Chicago, Illinois; Algona, Iowa; Clayton, North Carolina; Plano, Texas; Waynesboro, Virginia; Lodi, Wisconsin; Mauron, France; Reichenau, Germany; Bangalore, India and Norwich, the United Kingdom.

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

Trademarks, Patents and Licenses

The company has developed, acquired and assembled a leading portfolio of trademarks and trade names. The company believes that these trademarks and trade names provide for a significant competitive advantage due to a long-standing recognition in the marketplace with customers, restaurant operators, distribution partners, sales and service agents, and foodservice consultants that specify foodservice equipment. The company has historically maintained a high level of market share of products sold with these trademarks and trade names.

The company's leading portfolio of trade names of its Commercial Foodservice Equipment Group include Anets®, Beech®, Blodgett®, Blodgett Combi®, Blodgett Range®, Bloomfield®, Britannia®, CTX®, Carter-Hoffmann®, Celfrost®, Concordia®, CookTek®, Desmon®, Doyon®, Eswood®, Follett®, FriFri®, Giga®, Goldstein®, Holman®, Houno®, IMC®, Induc®, Jade®, Lang®, Lincat®, MagiKitch'n®, Market Forge®, Marsal®, Middleby Marshall®, MPC®, Nieco®, Nu-Vu®, PerfectFry®, Pitco Frialator®, Southbend®, Star®, Toastmaster®, Turbochef®, Wells® and Wunder-Bar®.

The company’s leading portfolio of trade names of its Food Processing Equipment Group include Alkar®, Armor Inox®, Auto-Bake®, Baker Thermal Solutions®, Cozzini®, Danfotech®, Drake®, Maurer-Atmos®, MP Equipment®, RapidPak®, Spooner Vicars®, Stewart Systems® and Thurne®.

The company’s leading portfolio of trade names of its Residential Kitchen Equipment Group include AGA®, AGA Cookshop®, Brigade®, Falcon®, Fired Earth®, Grange®, Heartland®, La Cornue®, Leisure Sinks®, Lynx®, Marvel®, Mercury®, Rangemaster®, Rayburn®, RedFyre®, Sedona®, Stanley®, ®TurboChef®, U-Line® and Viking®.

The company holds a broad portfolio of patents and licenses covering technology and applications related to various products, equipment and systems. Management believes the expiration of any one of these patents would not have a material adverse effect on the overall operations or profitability of the company.

Employees

Commercial Foodservice Equipment Group

As of December 31, 2016, 3,886 persons were employed within the Commercial Foodservice Equipment Group. Of this amount, 1,577 were management, administrative, sales, engineering and supervisory personnel; 1,815 were hourly production non-union workers; and 494 were hourly production union members. Included in these totals were 1,486 individuals employed outside of the United States, of which 773 were management, sales, administrative and engineering personnel, 638 were hourly production non-union workers and 75 were hourly production union workers, who participate in an employee cooperative. At its Windsor, California facility, the company has a union contract with the Sheet Metal Workers International Association that expires on December 31, 2020. At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on July 31, 2017. At its Easton, Pennsylvania facility, the company has a union contract with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union that expires on May 4, 2019. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that expires on June 30, 2021. Management believes that the relationships between employees, unions and management are good.

Food Processing Equipment Group

As of December 31, 2016, 1,129 persons were employed within the Food Processing Equipment Group. Of this amount, 524 were management, administrative, sales, engineering and supervisory personnel; 465 were hourly production non-union workers; and 140 were hourly production union members. Included in these totals were 410 individuals employed outside of the United States, of which 225 were management, sales, administrative and engineering personnel and 185 were hourly production non-union workers. At its Lodi, Wisconsin facility, the company has a contract with the International Association of Bridge, Structural, Ornamental and Reinforcing Ironworkers that expires on December 31, 2018. At its Algona, Iowa facility, the company has a union contract with the United Food and Commercial Workers that expires on December 31, 2018. Management believes that the relationships between employees, unions and management are good.

Residential Kitchen Equipment Group

As of December 31, 2016, 2,981 persons were employed within the Residential Kitchen Equipment Group. Of this amount, 1,443 were management, administrative, sales, engineering and supervisory personnel and 1,538 were hourly production workers. Included in these totals were 1,882 individuals employed outside of the United States, of which 1,025 were management, sales, administrative and engineering personnel and 857 were hourly non-union production workers. Management believes that the relationships between employees and management are good.

Corporate

As of December 31, 2016, 30 persons were employed at the corporate office.

Seasonality

The company’s revenues at the Commercial Foodservice Equipment Group historically have been slightly stronger in the second and third quarters due to increased purchases from customers involved with the catering business and institutional customers, particularly schools, during the summer months. Revenues at the Residential Kitchen Equipment Group are historically stronger in the second quarters due to increased purchases of outdoor cooking equipment and greater new home construction and remodels during the summer months.

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

The company now has and may continue to have a significant amount of indebtedness. At December 31, 2016, the company had $732.1 million of borrowings and $10.2 million in letters of credit outstanding. To the extent the company requires additional capital resources, there can be no assurance that such funds will be available on favorable terms, or at all. The unavailability of funds could have a material adverse effect on the company’s financial condition, results of operations and ability to expand the company’s operations.

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

The company’s balance sheet includes a significant amount of goodwill, which represents approximately 37% of its total assets as of December 31, 2016. The excess of the purchase price over the fair value of assets acquired, including identifiable intangible assets, and liabilities assumed in conjunction with acquisitions is recorded as goodwill. In accordance with Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other”, the company’s long-lived assets (including goodwill and other intangibles) are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of long-lived assets, the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. Various uncertainties, including continued adverse conditions in the capital markets or changes in general economic conditions, could impact the future operating performance at one or more of the company’s businesses, which could significantly affect the company’s valuations and could result in additional future impairments. Also, estimates of future cash flows are judgments based on the company’s experience and knowledge of operations. These estimates can be significantly impacted by many factors, including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges. Any such charge could have a material adverse effect on the company’s reported net earnings.

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

The company cannot be certain that a product liability claim or series of claims brought against it would not have an adverse effect on the company’s business, financial condition or results of operations. If any claim is brought against the company, regardless of the success or failure of the claim, the company cannot assure you that it will be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities or the cost of a recall. The company currently maintains insurance programs consisting of self-insurance up to certain limits and excess insurance coverage for claims over established limits. There can be no assurance that the company will be able to obtain insurance on acceptable terms or that its insurance programs will provide adequate protection against actual losses. In addition, the company is subject to the risk that one or more of its insurers may become insolvent or become unable to pay claims that may be made in the future.

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

Because the company has a significant number of workers whose employment is subject to collective bargaining agreements and labor union representation, the company is vulnerable to possible organized work stoppages and similar actions. Unionized employees accounted for approximately 8% of the company’s workforce as of December 31, 2016. The company has union contracts with employees at its facilities in Windsor, California; Algona, Iowa; Elgin, Illinois; Easton, Pennsylvania and Lodi, Wisconsin that extend through December 2020, December 2018, July 2017, May 2019 and December 2018, respectively. The company also has a union workforce at its manufacturing facility in the Philippines under a contract that extends through June 2021. Approximately 1% of the company's workforce is covered by collective bargaining agreements that expire within one year. Any future strikes, employee slowdowns or similar actions by one or more unions, in connection with labor contract negotiations or otherwise, could have a material adverse effect on the company’s ability to operate the company’s business.

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

Item 1B.      Unresolved Staff Comments

Not applicable.

Item 2.      Properties

The company's principal executive offices are located in Elgin, Illinois. The company operates twenty-eight manufacturing facilities in the U.S. and twenty-three manufacturing facilities internationally.

The principal properties of the company used to conduct business operations are listed below:

Location	Principal Function	Square Footage	Owned/ Leased	Lease Expiration
Commercial Foodservice:
Brea, CA	Manufacturing, Warehousing and Offices	80,700	Leased	September 2020
Vacaville, CA	Manufacturing, Warehousing and Offices	81,200	Leased	June 2026
Windsor, CA	Manufacturing, Warehousing and Offices	75,000	Leased	October 2022
Elgin, IL	Manufacturing, Warehousing and Offices	207,000	Owned	N/A
Mundelein, IL	Manufacturing, Warehousing and Offices	70,000	Owned	N/A
Menominee, MI	Manufacturing, Warehousing and Offices	60,000	Owned	N/A
St. Louis, MO	Offices	46,900	Leased	August 2017
Bow, NH	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
Pembroke, NH	Warehousing	111,900	Leased	July 2024
Fuquay-Varina, NC	Manufacturing, Warehousing and Offices	138,900	Owned	N/A
Bethlehem, PA	Manufacturing, Warehousing and Offices	71,700	Leased	December 2024
Easton, PA	Manufacturing, Warehousing and Offices	156,700	Owned	N/A
Smithville, TN	Manufacturing, Warehousing and Offices	268,000	Owned	N/A
Carrollton, TX	Manufacturing, Warehousing and Offices	132,400	Leased	August 2022
Burlington, VT	Manufacturing, Warehousing and Offices	135,400	Owned	N/A
Essex Junction, VT	Manufacturing, Warehousing and Offices	100,000	Leased	June 2024
Redmond, WA	Manufacturing, Warehousing and Offices	42,400	Leased	May 2022
New South Wales, Australia	Manufacturing, Warehousing and Offices	204,900	Owned	N/A
Shanghai, China	Manufacturing, Warehousing and Offices	74,000	Leased	April 2020
Randers, Denmark	Manufacturing, Warehousing and Offices	78,500	Owned	N/A
Nusco, Italy	Manufacturing, Warehousing and Offices	24,200	Owned	N/A
Scandicci, Italy	Manufacturing, Warehousing and Offices	37,600	Leased	April 2025
Laguna, the Philippines	Manufacturing, Warehousing and Offices	115,200	Owned	N/A
Wiślina, Poland	Manufacturing, Warehousing and Offices	40,000	Owned	N/A
Lincoln, the United Kingdom	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
Warwickshire, the United Kingdom	Manufacturing, Warehousing and Offices	12,000	Owned	N/A
Wrexham, the United Kingdom	Manufacturing, Warehousing and Offices	62,600	Owned	N/A

Food Processing:
Gainesville, GA	Manufacturing, Warehousing and Offices	106,000	Owned	N/A
Chicago, IL	Manufacturing, Warehousing and Offices	64,400	Leased	March 2019
Algona, IA	Manufacturing, Warehousing and Offices	70,100	Owned	N/A
Clayton, NC	Manufacturing, Warehousing and Offices	65,300	Leased	October 2019
Plano, TX	Manufacturing, Warehousing and Offices	339,100	Leased	April 2022
Waynesboro, VA	Manufacturing, Warehousing and Offices	26,400	Owned	N/A
Lodi, WI	Manufacturing, Warehousing and Offices	114,600	Owned	N/A
Mauron, France	Manufacturing, Warehousing and Offices	98,000	Leased	January 2023
Reichenau, Germany	Manufacturing, Warehousing and Offices	57,900	Leased	December 2023
Bangalore, India	Manufacturing, Warehousing and Offices	75,000	Leased	February 2022
Norwich, the United Kingdom	Manufacturing, Warehousing and Offices	39,200	Owned	N/A

Location	Principal Function	Square Footage	Owned/ Leased	Lease Expiration
Residential Kitchen:
Baldwin Park, CA	Warehousing and Offices	61,400	Leased	April 2017
Downey, CA	Manufacturing, Warehousing and Offices	122,500	Leased	December 2019
Suwanee, GA	Warehousing and Offices	142,000	Leased	January 2018
Greenville, MI	Manufacturing, Warehousing and Offices	225,000	Owned	N/A
Greenwood, MS	Manufacturing, Warehousing and Offices *	738,000	Owned	N/A
Brown Deer, WI	Manufacturing, Warehousing and Offices	144,800	Leased	May 2022
Rosyl St Pierre, France	Manufacturing and Warehousing	40,900	Owned	N/A
Saint Ouen L'aumone, France	Manufacturing and Warehousing	30,400	Leased	April 2021
Saint Symphorien, France	Manufacturing and Warehousing	138,000	Owned	N/A
Waterford, Ireland	Manufacturing, Warehousing and Offices	73,000	Leased	July 2027
Adderbury, the United Kingdom	Warehousing and Offices	82,500	Leased	August 2020
Coalbrookdale, the United Kingdom	Manufacturing and Offices	153,100	Owned	N/A
Ketley, the United Kingdom	Manufacturing and Offices	217,300	Owned	N/A
Leamington Spa, the United Kingdom	Manufacturing and Offices	270,200	Owned	N/A
Leamington Spa, the United Kingdom	Warehousing and Offices	100,300	Leased	August 2019
Nottingham, the United Kingdom	Manufacturing and Offices	153,100	Owned	N/A
Gee Targu Mures, Romania	Manufacturing and Warehousing	48,000	Owned	N/A

 * Contains three separate manufacturing facilities.

At various other locations the company leases small amounts of space for administrative, manufacturing, distribution and sales functions, and in certain instances limited short-term inventory storage. These locations are in Brazil, China, Czech Republic, Dubai, France, India, Italy, Mexico, Spain, the United Kingdom and various locations in the United States.

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

	Closing Share Price
	High	Low
Fiscal 2016
First quarter	$108.38	$80.62
Second quarter	126.52	103.39
Third quarter	132.17	112.94
Fourth quarter	142.38	109.23
Fiscal 2015
First quarter	$109.00	$93.34
Second quarter	114.75	100.98
Third quarter	124.08	102.71
Fourth quarter	120.33	102.65

Shareholders

The company estimates there were approximately 81,913 record holders of the company's common stock as of February 27, 2017.

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

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
October 2 to October 29, 2016	—	$—	—	2,566,762
October 30 to November 26, 2016	—	—	—	2,566,762
November 27 to December 31, 2016	—	—	—	2,566,762
Quarter ended December 31, 2016	—	$—	—	2,566,762

(1) In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of common shares in open market purchases. During 2013, the company's Board of Directors authorized the purchase of additional common shares in open market purchases. As of December 31, 2016, the total number of shares authorized for repurchase under the program is 4,570,266. As of December 31, 2016, 2,003,504 shares had been purchased under the 1998 stock repurchase program. At December 31, 2016, the company had a total of 4,905,549 shares in treasury amounting to $205.3 million.

Item 6. Selected Financial Data

(amounts in thousands, except per share data)
Fiscal Year Ended(1, 2)

	2016	2015	2014	2013	2012
Income Statement Data:
Net sales	$2,267,852	$1,826,598	$1,636,538	$1,428,685	$1,038,174
Cost of sales	1,366,672	1,120,093	995,953	878,674	635,185
Gross profit	901,180	706,505	640,585	550,011	402,989
Selling and distribution expenses	223,883	193,353	182,578	155,639	106,129
General and administrative expenses	220,548	181,795	157,016	140,809	108,776
Restructuring expenses	10,524	28,754	7,078	9,101	—
Gain on litigation settlement	—	—	(6,519)	—	—
Income from operations	446,225	302,603	300,432	244,462	188,084
Net interest expense and deferred financing amortization, net	23,880	16,967	15,592	15,901	9,238
Other expense (income), net	1,040	4,469	4,050	2,780	4,406
Earnings before income taxes	421,305	281,167	280,790	225,781	174,440
Provision for income taxes	137,089	89,557	87,478	71,853	53,743
Net earnings	$284,216	$191,610	$193,312	$153,928	$120,697

Net earnings per share:
Basic	$4.98	$3.36	$3.41	$2.76	$2.22
Diluted	$4.98	$3.36	$3.40	$2.74	$2.20

Weighted average number of shares outstanding:
Basic	57,030	56,951	56,764	55,831	54,377
Diluted	57,085	56,973	56,784	56,148	54,807

Balance Sheet Data:
Working capital	$323,290	$285,191	$285,817	$234,349	$170,167
Total assets	2,917,136	2,761,151	2,066,131	1,819,206	1,244,280
Total debt	732,126	766,061	598,167	571,598	260,070
Stockholders' equity	1,265,318	1,166,830	1,006,760	838,347	650,027

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

(2)	The company has acquired numerous businesses in the periods presented. Please see Footnote 2 in the Notes to Consolidated Financial Statements for further information.

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

NET SALES SUMMARY
(dollars in thousands)

Fiscal Year Ended(1)
	2016		2015		2014
	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:

Commercial Foodservice	$1,266,955	55.9%	$1,121,046	61.4%	$1,041,228	63.6%

Food Processing	342,235	15.1	297,712	16.3	322,783	19.7

Residential Kitchen	658,662	29.0	407,840	22.3	272,527	16.7

Total	$2,267,852	100.0%	$1,826,598	100.0%	$1,636,538	100.0%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.3	61.3	60.9
Gross profit	39.7	38.7	39.1
Selling, general and administrative expenses	19.6	20.6	20.7
Restructuring expenses	0.5	1.6	0.4
Gain on litigation settlement	—	—	(0.4)
Income from operations	19.6	16.5	18.4

Interest expense and deferred financing amortization, net	1.1	0.9	1.0
Other expense, net	—	0.2	0.3
Earnings before income taxes	18.5	15.4	17.1
Provision for income taxes	6.0	4.9	5.3
Net earnings	12.5%	10.5%	11.8%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Fiscal Year Ended December 31, 2016 as Compared to January 2, 2016

Net sales. Net sales in fiscal 2016 increased by $441.3 million or 24.2% to $2,267.9 million as compared to $1,826.6 million in fiscal 2015. The increase in net sales of $409.6 million, or 22.4%, was attributable to acquisition growth, resulting from the fiscal 2015 acquisitions of Goldstein Eswood, Marsal, Induc, Thurne, AGA and Lynx and the fiscal 2016 acquisition of Follett.  Excluding acquisitions, net sales increased $31.7 million, or 1.7%, from the prior year. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for fiscal 2016 reduced net sales by approximately $39.9 million or 2.2%. Excluding the impact of foreign exchange, organic sales growth amount to 3.9% for the year, including a net sales increase of 5.5% at the Commercial Foodservice Equipment Group, a net sales increase of 13.7% at the Food Processing Equipment Group and a net sales decrease of 7.7% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $146.0 million or 13.0% to $1,267.0 million in fiscal 2016, as compared to $1,121.0 million in fiscal 2015. Net sales from the acquisitions of Goldstein Eswood, Marsal, Induc and Follett which were acquired on January 30, 2015, February 10, 2015, May 30, 2015, and May 31, 2016, respectively, accounted for an increase of $106.0 million during fiscal 2016. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $40.0 million, or 3.6%, as compared to the prior year. Excluding the impact of foreign exchange, organic net sales increased $62.2 million, or 5.5% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $70.1 million, or 8.9%, to $853.9 million, as compared to $783.8 million in the prior year. This includes an increase of $90.4 million from recent acquisitions. Excluding acquisitions, net sales decreased $20.3 million, or 2.6%. The decline in domestic sales reflect the impact of several large rollouts with major restaurant chain customers in the prior year period. International sales increased $75.9 million, or 22.5%, to $413.1 million, as compared to $337.2 million in the prior year. This includes the increase of $15.6 million from the recent acquisitions, offset by $22.2 million related to the unfavorable impact of exchange rates. Excluding acquisitions and exchange effect, net sales increased $82.5 million, or 24.5%. Strong international growth continued in all regions due to more favorable market conditions than in the prior year and growth with local restaurant chain concepts.

•
Net sales of the Food Processing Equipment Group increased by $44.5 million or 14.9% to $342.2 million in fiscal 2016, as compared to $297.7 million in fiscal 2015. Net sales from the acquisition of Thurne which was acquired on April 7, 2015, accounted for an increase of $5.6 million. Excluding the impact of this acquisition, net sales of the Food Processing Equipment Group increased $38.9 million, or 13.1%. Excluding the impact of foreign exchange, organic net sales increased $40.7 million, or 13.7% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $58.0 million, or 29.5%, to $254.4 million, as compared to $196.4 million in the prior year. This includes an increase of $5.3 million from the recent acquisition. Excluding this acquisition, net sales increased $52.7 million, or 26.8%. International sales decreased $13.5 million, or 13.3%, to $87.8 million, as compared to $101.3 million in the prior year. This includes the increase of $0.3 million from the recent acquisition, offset by $1.8 million related to the unfavorable impact of exchange rates. The overall net sales growth at the Food Processing Equipment Group reflects revenue recognized from a strong backlog and continued strong incoming order levels as customers continue to upgrade facilities to new technologies and expand capacity to meet growing demand. The variability in growth rates for domestic and international sales reflects the shift in mix related to the timing of certain larger projects in differing geographic regions that regularly occur between comparative periods.

•
Net sales of the Residential Kitchen Equipment Group increased by $250.9 million or 61.5% to $658.7 million in fiscal 2016, as compared to $407.8 million in fiscal 2015. Net sales from the acquisitions of AGA and Lynx which were acquired on September 23, 2015 and December 15, 2015, respectively, accounted for an increase of $298.0 million. Excluding the impact of these acquisitions, net sales of the Residential Kitchen Equipment Group decreased $47.1 million, or 11.5%. Excluding the impact of foreign currency, organic net sales decreased $31.2 million, or 7.7% at the Residential Kitchen Equipment Group. This decrease is net of price increases, which are estimated to have added 2.0% to net sales in comparison to the prior year. Domestically, the company realized a sales increase of $67.7 million, or 23.0%, to $362.3 million, as compared to $294.6 million in the prior year. This includes an increase of $93.0 million from recent acquisitions. Excluding acquisitions, net sales decreased $25.3 million, or 8.6%. International sales increased $183.2 million, or 161.8% to $296.4 million, as compared to $113.2 million in the prior year. This includes an increase of $205.0 million from recent acquisitions and a reduction of $15.9 million related to the unfavorable impact of exchange rates. Excluding acquisitions and exchange effect, net sales decreased $5.9 million, or 5.2%. Organic sales growth for the year was adversely impacted by lower sales at U-Line due to a prior year new product launch resulting in higher sales to dealers. Additionally, sales continued to be affected by the 2015 recall of certain Viking products manufactured prior to 2013 and Middleby's acquisition of Viking.

Gross profit. Gross profit increased by $194.7 million to $901.2 million in fiscal 2016 from $706.5 million in fiscal 2015. The increase in the gross profit reflects the impact of increased sales from revenue growth and acquisition sales, offset by the impact of foreign exchange rates, which reduced gross profit by $13.2 million. The gross margin rate increased from 38.7% in 2015 to 39.7% in 2016.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $75.0 million, or 16.4%, to $532.9 million in fiscal 2016 as compared to $457.9 million in fiscal 2015. Gross profit from the acquisitions of Goldstein Eswood, Marsal, Induc, and Follett accounted for approximately $36.9 million of the increase in gross profit during fiscal 2016. Excluding the recent acquisitions, the gross profit increased by approximately $38.1 million on the higher sales volumes. The impact of foreign exchange rates reduced gross profit by approximately $5.8 million. The gross profit margin rate increased to 42.1% as compared to 40.8% in the prior year, due primarily to changes in sales mix and efficiency gains, as compared to the prior year period.

•
Gross profit at the Food Processing Equipment Group increased by $21.6 million, or 18.6%, to $137.7 million in fiscal 2016 as compared to $116.1 million in fiscal 2015. Gross profit from the acquisition of Thurne accounted for approximately $3.0 million of the increase in gross profit during fiscal 2016. Excluding the recent acquisition, the gross profit increased by approximately $18.6 million on higher sales volumes. The impact of foreign exchange rates reduced gross profit by approximately $1.6 million. The gross profit margin rate increased to 40.2% in fiscal 2016 as compared to 39.0% in fiscal 2015. The increase in the gross margin rate reflects the favorable impact of ongoing cost efficiency initiatives related to recent acquisitions and favorable sales mix.

•
Gross profit at the Residential Kitchen Equipment Group increased by $101.8 million, or 77.8%, to $232.7 million in fiscal 2016 as compared to $130.9 million in fiscal 2015. Gross profit from the acquisitions of AGA and Lynx accounted for approximately $96.3 million of the increase in gross profit during fiscal 2016. Excluding the recent acquisitions, the gross profit increased by approximately $5.5 million on lower sales volumes offsetting price increases. The impact of foreign exchange rates reduced gross profit by approximately $5.8 million. The gross margin rate increased to 35.3% in fiscal 2016 as compared to 32.1% in fiscal 2015, due to improved margins at Viking as a result of continued efficiency gains and AGA profitability improvements recognized in connection with ongoing integration initiatives.

Selling, general and administrative expenses. Combined selling, general, and administrative expenses increased by $50.9 million to $454.9 million in fiscal 2016 from $404.0 million in 2015. As a percentage of net sales, operating expenses amounted to 19.6% in fiscal 2016 and 20.5% in fiscal 2015, excluding restructuring charges.

Selling expenses increased $30.5 million to $223.9 million from $193.4 million in the prior year period. Selling expenses increased $43.4 million associated with the Goldstein Eswood, Thurne, Induc, AGA, Lynx, and Follett acquisitions. This increase was offset by the favorable impact of foreign exchange rates of $3.4 million, reduced compensation and commissions of $2.5 million and lower trade advertising expense of $2.1 million.

General and administrative expenses increased $38.7 million to $220.5 million from $181.8 million in the prior year period. General and administrative expenses increased 36.6 million associated with the Goldstein Eswood, Thurne, Induc, AGA, Lynx, and Follett acquisitions, including $8.8 million of non-cash intangible amortization expense. The general and administrative increase from acquisitions also includes the net periodic pension benefit related to the AGA pension plans which amount to $24.5 million.

Restructuring expenses decreased $18.3 million to $10.5 million from $28.8 million in the prior year period. Restructuring expenses during fiscal 2016 are related to acquisition integration initiatives to reduce costs related to AGA. Restructuring expenses during fiscal 2015 were associated with cost reductions initiatives related to AGA, the closure and consolidation of distribution facilities at the Residential Kitchen Equipment Group and the consolidation of two production facilities at the Food Processing and Commercial Foodservice Equipment Groups.

Income from operations. Income from operations increased $143.6 million to $446.2 million in fiscal 2016 from $302.6 million in fiscal 2015. The increase in operating income resulted from the increase in net sales and gross profit, offset in part by increased operating and restructuring expenses. Operating income as a percentage of net sales amounted to 19.6% in 2016 as compared to 16.5% in 2015. Excluding the impact of restructuring expenses, operating income as a percentage of net sales amounted to 20.1% in 2016 in comparison to 18.1% in 2015, reflecting an increase in the net periodic pension benefit and ongoing cost reduction initiatives.

Income from operations in 2016 included $84.0 million of non-cash expenses, including $26.2 million of depreciation expense, $29.9 million of intangible amortization related to acquisitions and $27.9 million of stock based compensation. This compares to $68.8 million of non-cash expenses in the prior year, including $25.5 million of depreciation expense, $27.4 million of intangible amortization related to acquisitions, and $15.9 million of stock based compensation costs.

Non-operating expenses. Non-operating expenses increased $3.4 million to $24.9 million in fiscal 2016 from $21.5 million in fiscal 2015. Net interest expense increased $6.9 million from $17.0 million in fiscal 2015 to $23.9 million in fiscal 2016 reflecting increased interest due to higher debt balances related to the funding of acquisitions. Other expense was $1.0 million in fiscal 2016 as compared to $4.5 million in fiscal 2015 and consists mainly of net foreign exchange losses attributable to the strengthening of the U.S. Dollar.

Income taxes. A tax provision of $137.1 million, at an effective rate of 32.5%, was recorded for fiscal 2016 as compared to $89.6 million at an effective rate of 31.9%, in fiscal 2015. The current year effective tax rate is comprised of a 35.0% U.S. federal tax rate and 2.3% in U.S. state income taxes, 0.3% in other adjustments, net of 2.4% in U.S. domestic manufacturers deduction, 1.6% in permanent tax deductions and 1.1% in foreign rate differentials. In comparison to the prior year, the tax provision reflects a 0.6% higher effective rate impact mostly related to a decrease in foreign rate differentials and an increase in permanent tax benefits.

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

Financial Condition and Liquidity

Total cash and cash equivalents increased by $13.0 million to $68.5 million at December 31, 2016 from $55.5 million at January 2, 2016. Net borrowings decreased to $732.1 million at December 31, 2016, from $766.1 million at January 2, 2016.

Operating activities. Net cash provided by operating activities before changes in assets and liabilities amounted to $391.7 million as compared to $263.5 million in the prior year. Adjustments to reconcile 2016 net earnings to operating cash flows before changes in assets and liabilities included $26.2 million of depreciation and $32.0 million of amortization, $27.9 million of non-cash stock compensation expense and $21.4 million of deferred tax provision.

Net cash provided by operating activities after changes in assets and liabilities amounted to $294.1 million as compared to $249.6 million in the prior year.

During fiscal 2016, net cash used to fund changes in assets and liabilities amounted to $97.6 million. These changes included a $33.9 million increase in accounts receivable on increased sales and a $22.2 million increase in inventory related to timing of large orders for the Food Processing Equipment Group and cyclical working capital requirements for the Commercial Foodservice Equipment Group. Additionally, there was an $11.6 million increase in prepaid expenses and other assets offset by $7.7 million of cash used in the reduction of accounts payable and a $22.2 million decrease in accrued expenses and other non-current liabilities primarily related to the $14.4 million funding payment for the AGA pension plan and funding of severance obligations associated with AGA restructuring initiatives.

In connection with the company’s acquisition activities during the year, the company added assets and liabilities from the opening balance sheets of the acquired businesses in its consolidated balance sheets and accordingly these amounts are not reflected in the net change in working capital.

Investing activities. During 2016, net cash used for investing activities amounted to $235.7 million. This included $208.7 million of the 2016 acquisitions of Emico and Follett, $1.9 million related to contingent consideration payments from previous years' acquisitions and $24.8 million of additions and upgrades of production equipment and manufacturing facilities.

Financing activities. Net cash flows provided by financing activities amounted to $41.4 million in 2016. The company repaid $2.5 million under its $2.5 billion Credit Facility and repaid $26.8 million under foreign borrowing facilities.
The company repurchased $4.4 million of Middleby common shares during 2016. This was comprised of $3.9 million used to repurchase 38,011 shares that were surrendered to the company by employees in lieu of cash for payment for withholding taxes related to restricted stock vestings that occurred during 2016 and $0.5 million used to repurchase 5,274 shares of its common stock under a stock repurchase program.
At December 31, 2016, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowings from current lenders will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

Contractual Obligations

The company's contractual cash payment obligations are set forth below (dollars in thousands):

	Amounts Due Sellers From Acquisition	Debt	Estimated Interest on Debt	Operating Leases	Total Contractual Cash Obligations
Less than 1 year	$5,664	$5,883	$20,822	$24,669	$57,038
1-3 years	3,447	405	40,726	37,744	82,322
4-5 years	512	725,727	32,137	25,961	784,337
After 5 years	—	111	1,426	26,342	27,879

	$9,623	$732,126	$95,111	$114,716	$951,576

The company has obligations to make $9.6 million of estimated contingent purchase price payments to the sellers of PES, Desmon, Goldstein, Induc and Emico that were deferred in conjunction with the acquisitions.

As of December 31, 2016, the company had $725.5 million outstanding under its revolving credit line as part of its senior credit agreement. The average interest rate on this debt amounted to 2.00% at December 31, 2016. This facility matures on July 28, 2021. As of December 31, 2016, the company also has $6.4 million of debt outstanding under various foreign credit facilities. The estimated interest payments reflected in the table above assume that the level of debt and average interest rate on the company’s revolving credit line under its senior credit agreement does not change until the facility reaches maturity in July 2021. The estimated payments also assume that relative to the company’s foreign borrowings: all scheduled term loan payments are made; the level of borrowings does not change; and the average interest rates remain at their December 31, 2016 rates. Also reflected in the table above is $10.9 million of payments to be made related to the company’s interest rate swap agreements in 2016.

As indicated in Note 10 to the consolidated financial statements, the company’s projected benefit obligation under its defined benefit plans exceeded the plans’ assets by $323.0 million at the end of 2016 as compared to $207.5 million at the end of 2015. The unfunded benefit obligations were comprised of a $18.4 million underfunding of the company's U.S. Plans and $304.6 million underfunding of the company’s Non-U.S. Plans. The company made minimum contributions required by the Employee Retirement Income Security Act of 1974 (“ERISA”) of $0.8 million and $0.8 million in 2016 and 2015, respectively, to the company’s U.S. Plans. The company expects to continue to make minimum contributions to the U.S. Plans as required by ERISA, of $1.2 million in 2017. The company expects to contribute $3.5 million to the Non-U.S. Plans in 2017.

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

Related Party Transactions

From January 3, 2016 through the date hereof, there were no transactions between the company, its directors and executive officers that are required to be disclosed pursuant to Item 404 of Regulation S-K, promulgated under the Securities and Exchange Act of 1934, as amended.

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

Pension Benefits. The company provides pension benefits to certain employees and accounts for these benefits in accordance with ASC 715, "Compensation-Retirement Benefits". For financial reporting purposes, long-term assumptions are developed through consultations with actuaries. Such assumptions include the expected long-term rate of return on plan assets and discount rates.

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

New Accounting Pronouncements

In May 2014, the Financial Accounts Standards Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This update amends the current guidance on revenue recognition related to contracts with customers. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In 2016, the FASB issued additional updates: ASU No. 2016-10, 2016-11, 2016-12 and 2016-20. These updates provide further guidance and clarification on specific items within the previously issued update. In July 2015, the FASB decided to delay the effective date of the new revenue standard to be effective for interim and annual periods beginning on or after December 15, 2017 for public companies. Companies may elect to adopt the standard at the original effective date which, for the company is, for interim and annual periods beginning on or after December 15, 2016, but not earlier. The guidance can be applied using one of two retrospective application methods. The company will adopt this standard, as required, for fiscal year 2018 and expects to use the modified retrospective approach, with the cumulative effect, if any, recognized in the opening balance of retained earnings. The company is continuing to evaluate the impact the application of these ASU's will have, if any, on the company's financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718)". The amendments in ASU-09 simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2016. The company is evaluating the impact the application of this ASU will have, if any, on the company's financial position, results of operations or cash flows; however the company does not expect the adoption of this ASU to be material.

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

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in ASU-01 clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December15, 2017. The company is evaluating the impact the application of this ASU. The company does not expect the adoption of this ASU to have a material impact on its financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The amendments in ASU-04 simplify the subsequent measurement of goodwill, by removing the second step of the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is effective for annual reporting periods, and interim reporting periods, beginning after December 15, 2019. Early adoption is permitted for testing dates after January 1, 2017. The company is evaluating the application of this ASU on the company's annual impairment test. The company does not expect the adoption of this ASU to have a material impact on its financial position, results of operations or cash flows.

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

Item 7A.          Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company's debt obligations:

Variable Rate Debt

2017	$5,883
2018	292
2019	113
2020	113
2020 and thereafter	725,725
$732,126

On July 28, 2016, the company entered into an amended and restated five-year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"), with the potential under certain circumstances to increase the amount of the Credit Facility to $3.0 billion. As of December 31, 2016, the company had $725.5 million of borrowings outstanding under the Credit Facility, including $701.0 million of borrowings in U.S. Dollars and $24.5 million of borrowings denominated in British Pounds. The company also has $10.2 million in outstanding letters of credit as of December 31, 2016, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $1.8 billion at December 31, 2016.

At December 31, 2016, borrowings under the Credit Facility accrued interest at a rate of 1.25% above LIBOR per annum or 0.25% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 2.00% for the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s funded debtless unrestricted cash to pro forma EBITDA (the "Leverage Ratio") on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.20% per annum as of December 31, 2016.

In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At December 31, 2016, these foreign credit facilities amounted to $6.4 million in U.S. Dollars with a weighted average per annum interest rate of approximately 10.21%.

The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At December 31, 2016, the company had outstanding floating-to-fixed interest rate swaps totaling $135.0 million notional amount carrying an average interest rate of 0.91% maturing in less than 12 months and $324.0 million notional amount carrying an average interest rate of 1.30% that mature in more than 12 months but less than 84 months.

The senior revolving facility matures on July 28, 2021, and accordingly has been classified as a long-term liability on the consolidated balance sheet.

The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debtless Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 3.50 to 1.00, which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At December 31, 2016, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of December 31, 2016, the fair value of these instruments was an asset of $8.7 million. The change in fair value of these swap agreements in fiscal 2016 was a gain of $5.4 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Middleby Corporation and Subsidiaries

We have audited the Middleby Corporation and subsidiaries internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Middleby Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As indicated in the Company's accompanying “Management's Report on Internal Control over Financial Reporting”, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Follett Corporation which are included in the 2016 consolidated financial statements of the Middleby Corporation and subsidiaries and constituted 7.7% of total assets and 16.4% of net assets, respectively, as of December 31, 2016, and 4.5% of net sales and 3.7% of net earnings, respectively, for the year then ended.  Our audit of internal control over financial reporting of the Middleby Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of Follett Corporation.

In our opinion, the Middleby Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Middleby Corporation and subsidiaries as of December 31, 2016 and January 2, 2016, and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016 of the Middleby Corporation and subsidiaries and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Middleby Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of the Middleby Corporation and subsidiaries as of December 31, 2016 and January 2, 2016, and the related consolidated statements of earnings, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also include the financial statement schedule listed in Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Middleby Corporation and subsidiaries at December 31, 2016 and January 2, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Middleby Corporation and subsidiaries internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 1, 2017

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 AND JANUARY 2, 2016
(amounts in thousands, except share data)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$68,485	$55,528
Accounts receivable, net	325,868	282,534
Inventories, net	368,243	354,150
Prepaid expenses and other	42,704	39,801
Prepaid taxes	6,399	11,426
Deferred taxes	—	51,723
Total current assets	811,699	795,162
Property, plant and equipment, net	221,571	199,750
Goodwill	1,092,722	983,339
Other intangibles, net	696,171	749,430
Long-term deferred tax assets	51,699	11,438
Other assets	43,274	22,032
Total assets	$2,917,136	$2,761,151

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$5,883	$32,059
Accounts payable	146,921	157,758
Accrued expenses	335,605	320,228
Total current liabilities	488,409	510,045
Long-term debt	726,243	734,002
Long-term deferred tax liability	77,760	113,010
Accrued pension benefits	322,988	207,490
Other non-current liabilities	36,418	29,774
Stockholders' equity:
Preferred stock, $0.01 par value; none issued	—	—
Common stock, $0.01 par value, 62,445,315 and 62,168,346 shares issued in 2016 and 2015, respectively	144	144
Paid-in capital	355,287	328,686
Treasury stock at cost; 4,905,549 and 4,862,264 shares in 2016 and 2015, respectively	(205,280)	(200,862)
Retained earnings	1,399,490	1,115,274
Accumulated other comprehensive loss	(284,323)	(76,412)

Total stockholders' equity	1,265,318	1,166,830

Total liabilities and stockholders' equity	$2,917,136	$2,761,151

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2016, JANUARY 2, 2016
AND JANUARY 3, 2015
(amounts in thousands, except per share data)

	2016	2015	2014
Net sales	$2,267,852	$1,826,598	$1,636,538
Cost of sales	1,366,672	1,120,093	995,953
Gross profit	901,180	706,505	640,585
Selling and distribution expenses	223,883	193,353	182,578
General and administrative expenses	220,548	181,795	157,016
Restructuring expenses	10,524	28,754	7,078
Gain on litigation settlement	—	—	(6,519)
Income from operations	446,225	302,603	300,432
Interest expense and deferred financing amortization, net	23,880	16,967	15,592
Other expense, net	1,040	4,469	4,050
Earnings before income taxes	421,305	281,167	280,790
Provision for income taxes	137,089	89,557	87,478
Net earnings	$284,216	$191,610	$193,312

Net earnings per share:
Basic	$4.98	$3.36	$3.41
Diluted	$4.98	$3.36	$3.40

Weighted average number of shares
Basic	57,030	56,951	56,764
Dilutive common stock equivalents	55	22	20
Diluted	57,085	56,973	56,784

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2016, JANUARY 2, 2016
AND JANUARY 3, 2015
(amounts in thousands)

	2016	2015	2014

Net earnings	$284,216	$191,610	$193,312

Other comprehensive income:
Foreign currency translation adjustments	(63,569)	(28,187)	(18,770)
Pension liability adjustment, net of tax	(149,815)	(17,039)	(4,420)
Unrealized gain on interest rate swaps, net of tax	5,473	245	394
Comprehensive income	$76,305	$146,629	$170,516

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2016, JANUARY 2, 2016
AND JANUARY 3, 2015
(amounts in thousands)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, December 28, 2013	$144	$268,229	$(151,743)	$730,352	$(8,635)	$838,347
Net earnings	—	—	—	193,312	—	193,312
Currency translation adjustments	—	—	—	—	(18,770)	(18,770)
Change in unrecognized pension benefit costs, net of tax of $3,302	—	—	—	—	(4,420)	(4,420)
Unrealized gain on interest rate swap, net of tax of $545	—	—	—	—	394	394
Stock compensation	—	16,690	—	—	—	16,690
Tax benefit on stock compensation	—	25,490	—	—	—	25,490
Purchase of treasury stock	—	—	(44,283)	—	—	(44,283)
Balance, January 3, 2015	$144	$310,409	$(196,026)	$923,664	$(31,431)	$1,006,760
Net earnings	—	—	—	191,610	—	191,610
Currency translation adjustments	—	—	—	—	(28,187)	(28,187)
Change in unrecognized pension benefit costs, net of tax of $(3,740)	—	—	—	—	(17,039)	(17,039)
Unrealized gain on interest rate swap, net of tax of $163	—	—	—	—	245	245
Stock compensation	—	15,863	—	—	—	15,863
Tax benefit on stock compensation	—	2,414	—	—	—	2,414
Purchase of treasury stock	—	—	(4,836)	—	—	(4,836)
Balance, January 2, 2016	$144	$328,686	$(200,862)	$1,115,274	$(76,412)	$1,166,830
Net earnings	—	—	—	284,216	—	284,216
Currency translation adjustments	—	—	—	—	(63,569)	(63,569)
Change in unrecognized pension benefit costs, net of tax of $(30,717)	—	—	—	—	(149,815)	(149,815)
Unrealized gain on interest rate swap, net of tax of $3,649	—	—	—	—	5,473	5,473
Stock compensation	—	27,905	—	—	—	27,905
Tax benefit on stock compensation	—	(1,304)		—	—	(1,304)
Purchase of treasury stock	—	—	(4,418)	—	—	(4,418)
Balance, December 31, 2016	$144	$355,287	$(205,280)	$1,399,490	$(284,323)	$1,265,318

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2016, JANUARY 2, 2016
AND JANUARY 3, 2015
(amounts in thousands)

	2016	2015	2014
Cash flows from operating activities—
Net earnings	$284,216	$191,610	$193,312
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	58,234	54,074	41,252
Non-cash share-based compensation	27,905	15,864	16,690
Deferred income taxes	21,363	1,919	15,341
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(33,908)	17,112	(20,577)
Inventories, net	(22,246)	7,826	(2,064)
Prepaid expenses and other assets	(11,550)	(5,685)	(384)
Accounts payable	(7,730)	(18,036)	(7,872)
Accrued expenses and other liabilities	(22,174)	(15,092)	(1,816)
Net cash provided by operating activities	294,110	249,592	233,882
Cash flows from investing activities—
Additions to property and equipment	(24,817)	(22,362)	(13,143)
Acquisitions, net of cash acquired	(210,921)	(348,625)	(219,915)
Net cash used in investing activities	(235,738)	(370,987)	(233,058)
Cash flows from financing activities—
Net (repayments) proceeds under revolving credit facilities	(2,482)	145,500	18,900
Net (repayments) proceeds under foreign bank loan	(26,821)	(6,058)	8,815
Net (repayments) under other debt arrangement	(35)	(262)	(35)
Repurchase of treasury stock	(4,418)	(4,836)	(44,283)
Debt issuance costs	(6,310)	—	—
Excess tax benefit related to share-based compensation	(1,304)	2,414	25,490
Net cash (used in) provided by financing activities	(41,370)	136,758	8,887

Effect of exchange rates on cash and cash equivalents	(4,045)	(3,780)	(2,660)
Changes in cash and cash equivalents—
Net increase in cash and cash equivalents	12,957	11,583	7,051
Cash and cash equivalents at beginning of year	55,528	43,945	36,894

Cash and cash equivalents at end of year	$68,485	$55,528	$43,945

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2016, JANUARY 2, 2016
AND JANUARY 3, 2015

(1)	NATURE OF OPERATIONS

The Middleby Corporation (the "company") is engaged in the design, manufacture and sale of commercial foodservice, food processing equipment and residential kitchen equipment. The company manufactures and assembles this equipment at twenty-eight U.S. and twenty-three international manufacturing facilities. The company operates in three business segments: 1) the Commercial Foodservice Equipment Group, 2) the Food Processing Equipment Group and 3) the Residential Kitchen Equipment Group.

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

The Food Processing Equipment Group offers a broad portfolio of processing solutions for customers producing pre-cooked meat products, such as hot dogs, dinner sausages, poultry and lunchmeats and baked goods such as muffins, cookies and bread. Through its broad line of products, the company is able to deliver a wide array of cooking solutions to service a variety of food processing requirements demanded by its customers. The company can offer highly integrated solutions that provide a food processing operation a uniquely integrated solution providing for the highest level of food quality, product consistency, and reduced operating costs resulting from increased product yields, increased capacity and greater throughput and reduced labor costs through automation. The products offered by this group include a wide array of cooking and baking solutions, including batch ovens, baking ovens, proofing ovens, conveyor ovens, continuous processing ovens, frying systems and automated thermal processing systems. The company also provides a comprehensive portfolio of complementary food preparation equipment such as grinders, slicers, emulsifiers, mixers, blenders, battering equipment, breading equipment, water cutting systems, food presses, and forming equipment, as well as a variety of food safety, food handling, freezing and packaging equipment. This portfolio of equipment can be integrated to provide customers a highly efficient and customized solution.

The Residential Kitchen Equipment Group has a broad portfolio of innovative and professional-style residential kitchen equipment. The products offered by this group include ranges, cookers, stoves, ovens, refrigerators, dishwashers, microwaves, cooktops, wine coolers, ice machines, warming equipment, ventilation equipment, and outdoor equipment.

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
The goodwill and $1.3 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350 "Intangibles - Goodwill and Other". Other intangibles also includes $0.6 million allocated to customer relationships and $0.3 million allocated to developed technology, which are to be amortized over periods of 9 years and 7 years, respectively. Goodwill and other intangibles of Desmon are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
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
The final allocation of cash paid for the AGA acquisition is summarized as follows (in thousands):

	(as initially reported) Sep 23, 2015	Measurement Period Adjustments	(as adjusted) Sep 23, 2015
Cash	$15,316	$1,013	$16,329
Current assets	163,216	(27,193)	136,023
Property, plant and equipment	61,423	16,309	77,732
Goodwill	144,645	71,049	215,694
Other intangibles	190,000	(67,020)	122,980
Deferred tax asset	5,306	9,439	14,745
Other assets	1,573	978	2,551
Current portion long-term debt	(30,703)	21	(30,682)
Current liabilities	(147,279)	(16,929)	(164,208)
Long term debt	(138)	(89)	(227)
Other non-current liabilities	(202,312)	12,422	(189,890)

Net assets acquired and liabilities assumed	$201,047	$—	$201,047
The long-term deferred tax asset amounted to $14.7 million. These net assets are comprised of $35.7 million of assets related to pension liabilities, $2.4 million of assets related to federal net operating loss carry forwards and $3.5 million of assets related to the difference between the book and tax basis of tangible assets and liability accounts, net of $26.9 million of deferred tax liabilities related to the difference between the book and tax basis of identifiable intangible assets. Net operating loss carryforwards are subject to carryforward limitations.
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
The final allocation of cash paid for the Lynx acquisition is summarized as follows (in thousands):

	(as initially reported) Dec 15, 2015	Preliminary Measurement Period Adjustments	(as adjusted) Dec 15, 2015
Cash	$276	$—	$276
Current deferred tax asset	467	1,075	1,542
Current assets	18,630	(296)	18,334
Property, plant and equipment	1,690	—	1,690
Goodwill	42,502	(4,600)	37,902
Other intangibles	39,800	7,247	47,047
Other assets	130	—	130
Current liabilities	(6,208)	(1,376)	(7,584)
Long term deferred tax liability	(12,589)	(151)	(12,740)
Other non-current liabilities	(666)	(1,613)	(2,279)

Net assets acquired and liabilities assumed	$84,032	$286	$84,318
The current deferred tax assets and long term deferred tax liabilities amounted to $1.5 million and $12.7 million, respectively. These net liabilities are comprised of $16.7 million of deferred tax liabilities related to the difference between book and tax basis of identifiable intangible assets, net of $4.2 million related to federal and state net operating loss carryforwards and $1.3 million of assets arising from the difference between the book and tax basis of tangible assets and liability accounts. Federal and state net operating loss carryforwards are subject to carryforward limitations.
The goodwill and $31.4 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also includes $15.6 million allocated to customer relationships and less than $0.1 million allocated to backlog, which are to be amortized over a period of 8 years and 3 months, respectively. Goodwill and other intangibles of Lynx are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) May 20, 2016	Preliminary Measurement Period Adjustments	(as adjusted) May 20, 2016
Current assets	$746	(65)	681
Goodwill	1,816	142	1,958
Current liabilities	(934)	(40)	(974)
Other non-current liabilities	(628)	(37)	(665)

Consideration paid at closing	$1,000	$—	$1,000

Deferred payments	1,559	77	1,636

Net assets acquired and liabilities assumed	$2,559	$77	$2,636
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

Follett
On May 31, 2016, the company completed its acquisition of substantially all of the assets of Follett Corporation ("Follett"), a leading manufacturer of ice machines, ice and water dispensing equipment, ice storage and transport products and medical grade refrigeration products for the foodservice and healthcare industries headquartered in Easton, Pennsylvania, for a purchase price of approximately $207.7 million, net of cash acquired. During the first quarter of 2017, the company finalized the working capital provision provided for by the purchase agreement resulting in an additional payment to the seller of $0.7 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) May 31, 2016	Preliminary Measurement Period Adjustments	(as adjusted) May 31, 2016
Cash	$22,620	$1,359	$23,979
Current assets	41,602	(72)	41,530
Property, plant and equipment	19,868	—	19,868
Goodwill	76,220	752	76,972
Other intangibles	82,450	—	82,450
Other assets	1,358	—	1,358
Current liabilities	(11,779)	(2,039)	(13,818)
Other non-current liabilities	(616)	—	(616)

Net assets acquired and liabilities assumed	$231,723	$—	$231,723
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

Pro forma financial information

In accordance with ASC 805 “Business Combinations”, the following unaudited pro forma results of operations for the years ended December 31, 2016 and January 2, 2016, assumes the 2015 acquisitions of Goldstein Eswood, Marsal, Induc, Thurne, AGA and Lynx and the 2016 acquisition of Follett were completed on January 4, 2015 (first day of fiscal 2015). The following pro forma results include adjustments to reflect additional interest expense to fund the acquisition, amortization of intangibles associated with the acquisition, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	December 31, 2016	January 2, 2016
Net sales	$2,335,352	$2,305,622
Net earnings	288,875	195,982

Net earnings per share:
Basic	5.07	3.44
Diluted	5.06	3.44

The historical consolidated financial information of the Company and the acquisitions have been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the transactions, (2) factually supportable and (3) expected to have a continuing impact on the combined results. Pro forma data may not be indicative of the results that would have been obtained had these acquisitions occurred at the beginning of the periods presented, nor is it intended to be a projection of future results. Additionally, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate Goldstein Eswood, Marsal, Induc, Thurne, AGA, Lynx and Follett.

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

The company's fiscal year ends on the Saturday nearest December 31. Fiscal years 2016, 2015, and 2014 ended on December 31, 2016, January 2, 2016 and January 3, 2015, respectively, and included 52, 52 and 53 weeks, respectively.

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

Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $12.6 million and $8.8 million at December 31, 2016 and January 2, 2016, respectively. At December 31, 2016, all accounts receivable are expected to be collected within one year.

(d) Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at December 31, 2016 and January 2, 2016 are as follows:

	2016	2015
	(dollars in thousands)
Raw materials and parts	$154,647	$139,117
Work in process	35,975	34,771
Finished goods	177,621	180,262
	$368,243	$354,150

(e)	Property, Plant and Equipment

Property, plant and equipment are carried at cost as follows:

	2016	2015
	(dollars in thousands)
Land	$21,309	$18,401
Building and improvements	134,158	108,210
Furniture and fixtures	56,851	52,738
Machinery and equipment	128,688	120,746
	341,006	300,095
Less accumulated depreciation	(119,435)	(100,345)
	$221,571	$199,750

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

Depreciation expense amounted to $26.2 million, $25.5 million and $15.5 million in fiscal 2016, 2015 and 2014, respectively.

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

Goodwill is allocated to the business segments as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of January 3, 2015	$450,890	$134,512	$223,089	$808,491

Goodwill acquired during the year	29,032	2,987	166,774	198,793
Measurement period adjustments to goodwill acquired in prior year	(1,126)	63	(8,000)	(9,063)
Exchange effect	(5,669)	(3,470)	(5,743)	(14,882)

Balance as of January 2, 2016	$473,127	$134,092	$376,120	$983,339

Goodwill acquired during the year	76,972	1,958	—	78,930
Measurement period adjustments to goodwill acquired in prior year	(503)	—	86,822	86,319
Exchange effect	(7,506)	(1,370)	(46,990)	(55,866)

Balance as of December 31, 2016	$542,090	$134,680	$415,952	$1,092,722

The company has not recognized any goodwill impairments and therefore no accumulated impairment loss.

Intangible assets consist of the following (in thousands):

	December 31, 2016			January 2, 2016
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	5.5	$251,025	$(136,895)	6.1	$264,373	$(109,096)
Backlog	0.0	13,550	(13,550)	0.3	13,763	(12,963)
Developed technology	4.8	24,874	(17,924)	3.8	20,868	(17,220)
		$289,449	$(168,369)		$299,004	$(139,279)
Indefinite-lived assets:
Trademarks and tradenames		$575,091			$589,705

The aggregate intangible amortization expense was $29.9 million, $27.4 million and $24.6 million in 2016, 2015 and 2014, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

2017	$27,802
2018	26,485
2019	18,537
2020	17,671
2021	18,169
Thereafter	12,416
$121,080

(g)	Accrued Expenses

Accrued expenses consist of the following at December 31, 2016 and January 2, 2016, respectively:

	2016	2015
	(dollars in thousands)
Accrued payroll and related expenses	$74,505	$49,082
Accrued customer rebates	49,923	45,154
Advanced customer deposits	41,735	57,595
Accrued warranty	40,851	37,901
Accrued professional fees	16,605	7,019
Accrued sales and other tax	13,565	13,537
Accrued agent commission	12,834	9,948
Accrued product liability and workers compensation	11,417	11,635
Product recall	7,003	7,786
Restructuring	2,295	20,423
Other accrued expenses	64,872	60,148

	$335,605	$320,228

(h)	Litigation Matters

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

(i)	Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss) as reported in the consolidated balance sheets:

	2016	2015
	(dollars in thousands)
Unrecognized pension benefit costs, net of tax of ($38,004) and ($7,287)	$(173,394)	$(23,579)
Unrealized loss on interest rate swap, net of tax of $3,655 and $6	5,482	9
Currency translation adjustments	(116,411)	(52,842)

	$(284,323)	$(76,412)

Changes in accumulated other comprehensive income (1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of January 2, 2016	$(52,842)	$(23,579)	$9	$(76,412)
Other comprehensive income before reclassification	(63,569)	(149,907)	6,703	(206,773)
Amounts reclassified from accumulated other comprehensive income	—	92	(1,230)	(1,138)
Net current-period other comprehensive income	$(63,569)	$(149,815)	$5,473	$(207,911)
Balance as of December 31, 2016	$(116,411)	$(173,394)	$5,482	$(284,323)
(1) Pension and interest rate swap amounts are net of tax.

(j)	Fair Value Measures

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

Level 1 – Quoted prices in active markets for identical assets or liabilities
Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly
Level 3 – Unobservable inputs based on our own assumptions

The company’s financial assets and liabilities that are measured at fair value are categorized using the fair value hierarchy at December 31, 2016 and January 2, 2016 are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of December 31, 2016

Financial Assets:
Interest rate swaps	$—	$8,842	$—	$8,842

Financial Liabilities:
Interest rate swaps	$—	$100	$—	$100
Contingent consideration	$—	$—	$6,612	$6,612

As of January 2, 2016

Financial Liabilities:
Interest rate swaps	$—	$412	$—	$412
Contingent consideration	$—	$—	$11,065	$11,065

The contingent consideration as of December 31, 2016 relates to the earnout provisions recorded in conjunction with the acquisitions of PES, Desmon, Goldstein Eswood and Induc. The contingent consideration as of January 2, 2016 relates to the earnout provisions recorded in conjunction with the acquisitions of Spooner Vicars, PES, Concordia, Desmon, Goldstein Eswood and Induc.

The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings, as defined in the respective purchase agreements. On a quarterly basis the company assesses the projected results for each of the acquisitions in comparison to the earnout targets and adjusts the liability accordingly.

(k)	Foreign Currency

Foreign currency transactions are accounted for in accordance with ASC 830 “Foreign Currency Translation”. The income statements of the company’s foreign operations are translated at the monthly average rates. Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur. These transactions amounted to a loss of $1.9 million, $6.8 million and $3.6 million in 2016, 2015 and 2014, respectively, and are included in other expense on the statements of earnings.

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

At the Food Processing Equipment Group, the company enters into long-term sales contracts for certain products. Revenue under these long-term sales contracts is recognized using the percentage of completion method defined within ASC 605-35 “Construction-Type and Production-Type Contracts” due to the length of time to fully manufacture and assemble the equipment. The company measures revenue recognized based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. Because estimated labor hours to complete a project are based upon forecasts using the best available information, the actual hours may differ from original estimates. Under ASC 605, the company records the asset for revenue recognized but not yet billed on contracts accounted for under the percentage of completion method in Prepaid Expenses and Other on the consolidated balance sheets. For 2016 and 2015, the amount of this asset was $12.2 million and $13.0 million, respectively. The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the company's financial statements and most accurately measures the matching of revenues with expenses. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements.

(m)	Shipping and Handling Costs

Fees billed to the customer for shipping and handling are classified as a component of net revenues. Shipping and handling costs are included in cost of products sold.

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

A rollforward of the warranty reserve for the fiscal years 2016 and 2015 are as follows:

	2016	2015
	(dollars in thousands)
Beginning balance	$37,901	$28,786
Warranty reserve related to acquisitions	2,446	5,815
Warranty expense	48,975	45,994
Warranty claims paid	(48,471)	(42,694)
Ending balance	$40,851	$37,901

(o)	Research and Development Costs

Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $26.3 million, $22.4 million and $22.6 million in fiscal 2016, 2015 and 2014, respectively.

(p)    Non-Cash Share-Based Compensation

The company estimates the fair value of restricted share grants and stock options at the time of grant and recognizes compensation costs over the vesting period of the awards and options. Non-cash share-based compensation expense of $27.9 million, $15.9 million and $16.7 million was recognized for fiscal 2016, 2015 and 2014, respectively, associated with restricted share grants. The company recorded a related tax benefit of $10.5 million, $6.0 million and $4.6 million in fiscal 2016, 2015 and 2014, respectively.

As of December 31, 2016, there was $16.7 million of total unrecognized compensation cost related to nonvested restricted share grant compensation arrangements, which will be recognized over a weighted average life of 2.1 years.

Share grant awards not subject to market conditions for vesting are valued at the closing share price of the company’s stock as of the date of the grant. The company issued 382,125 and 100,704 restricted share grant awards in 2016 and 2015, respectively with a fair value of $36.0 million and $10.9 million, respectively. Share grant awards issued in 2016 and 2015 are performance based and were not subject to market conditions. The fair value of $94.19 and $107.81 per share for the awards for 2016 and 2015, respectively, represent the closing share price of the company’s stock as of the date of grant.

(q)	Earnings Per Share

“Basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding and other dilutive securities.

The company’s potentially dilutive securities consist of shares issuable on exercise of outstanding options and vesting of restricted stock grants computed using the treasury method and amounted to 55,000, 22,000, and 20,000 for fiscal 2016, 2015 and 2014, respectively. There were no anti-dilutive equity awards excluded from common stock equivalents for 2016, 2015 or 2014.

(r)	Consolidated Statements of Cash Flows

Cash paid for interest was $21.0 million, $14.8 million and $14.8 million in fiscal 2016, 2015 and 2014, respectively. Cash payments totaling $89.0 million, $94.6 million, and $43.5 million were made for income taxes during fiscal 2016, 2015 and 2014, respectively.

(s)	New Accounting Pronouncements
In May 2014, the Financial Accounts Standards Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This update amends the current guidance on revenue recognition related to contracts with customers. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In 2016, the FASB issued additional updates: ASU No. 2016-10, 2016-11, 2016-12 and 2016-20. These updates provide further guidance and clarification on specific items within the previously issued update. In July 2015, the FASB decided to delay the effective date of the new revenue standard to be effective for interim and annual periods beginning on or after December 15, 2017 for public companies. Companies may elect to adopt the standard at the original effective date which, for the company is, for interim and annual periods beginning on or after December 15, 2016, but not earlier. The guidance can be applied using one of two retrospective application methods. The company will adopt this standard, as required, for fiscal year 2018 and expects to use the modified retrospective approach, with the cumulative effect, if any, recognized in the opening balance of retained earnings. The company is continuing to evaluate the impact the application of these ASU's will have, if any, on the company's financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718)". The amendments in ASU-09 simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2016. The company is evaluating the impact the application of this ASU will have, if any, on the company's financial position, results of operations or cash flows; however the company does not expect the adoption of this ASU to be material.

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
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in ASU-01 clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December15, 2017. The company is evaluating the impact the application of this ASU. The company does not expect the adoption of this ASU to have a material impact on its financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The amendments in ASU-04 simplify the subsequent measurement of goodwill, by removing the second step of the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is effective for annual reporting periods, and interim reporting periods, beginning after December 15, 2019. Early adoption is permitted for testing dates after January 1, 2017. The company is evaluating the application of this ASU on the company's annual impairment test. The company does not expect the adoption of this ASU to have a material impact on its financial position, results of operations or cash flows.

(4)	FINANCING ARRANGEMENTS

The following is a summary of long-term debt at December 31, 2016 and January 2, 2016:

	2016	2015
	(dollars in thousands)
Senior secured revolving credit line	$725,500	$733,000
Foreign loans	6,413	32,813
Other debt arrangement	213	248
Total debt	$732,126	$766,061

Less current maturities of long-term debt	5,883	32,059

Long-term debt	$726,243	$734,002

On July 28, 2016, the company entered into an amended and restated five year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"), with the potential under certain circumstances to increase the amount of the Credit Facility to $3.0 billion. As of December 31, 2016, the company had $725.5 million of borrowings outstanding under the Credit Facility, including $701.0 million of borrowings in U.S. Dollars and $24.5 million of borrowings denominated in British Pounds. The company also has $10.2 million in outstanding letters of credit as of December 31, 2016, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $1.8 billion at December 31, 2016.

At December 31, 2016, borrowings under the Credit Facility accrued interest at a rate of 1.25% above LIBOR per annum or 0.25% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 2.00% for the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s funded debtless unrestricted cash to pro forma EBITDA (the "Leverage Ratio") on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.20% per annum as of December 31, 2016.

In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At December 31, 2016, these foreign credit facilities amounted to $6.4 million in U.S. Dollars with a weighted average per annum interest rate of approximately 10.21%.
The company’s debt is reflected on the balance sheet at cost. The company believes its interest rate margins on its existing debt are consistent with current market conditions and, therefore, the carrying value of debt reflects the fair value. The interest rate margin is based on the company's Leverage Ratio.
The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations. The upfront cash payment is the amount that a market participant would be able to lend to achieve sufficient cash inflows to cover the cash outflows under the company’s senior secured revolving credit facility assuming the facility was outstanding in its entirety until maturity. Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s Credit Facility in July 2021. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods. The carrying value and estimated aggregate fair value, a level 2 measurement, based primarily on market prices, of debt is as follows (in thousands):

	December 31, 2016		January 2, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$732,126	$732,126	$766,061	$766,061

The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At December 31, 2016, the company had outstanding floating-to-fixed interest rate swaps totaling $135.0 million notional amount carrying an average interest rate of 0.91% maturing in less than 12 months and $324.0 million notional amount carrying an average interest rate of 1.30% that mature in more than 12 months but less than 84 months.
The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debtless Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 3.50 to 1.00, which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At December 31, 2016, the company was in compliance with all covenants pursuant to its borrowing agreements.
The aggregate amount of debt payable during each of the next five years is as follows:

(dollars in thousands)
2017	$5,883
2018	292
2019	113
2020	113
2021 and thereafter	725,725

$732,126

(5)    COMMON AND PREFERRED STOCK

(a)    Shares Authorized and Issued

At December 31, 2016 and January 2, 2016, the company had 95,000,000 shares of common stock and 2,000,000 shares of non-voting preferred stock authorized. At December 31, 2016 and January 2, 2016, there were 57,539,766 and 57,306,082, respectively, shares of common stock outstanding.

(b)    Treasury Stock

In July 1998, the company's Board of Directors adopted a stock repurchase program and during 1998 authorized the purchase of common shares in open market purchases. During 2013, the company's Board of Directors authorized the purchase of additional common shares in open market purchases. As of December 28, 2013, the total number of shares authorized for repurchase under the program is 4,570,266. As of December 31, 2016, 2,003,504 shares had been purchased under the 1998 stock repurchase program and 2,566,762 remain authorized for repurchase.

At December 31, 2016, the company had a total of 4,905,549 shares in treasury amounting to $205.3 million.

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

As of December 31, 2016, a total of 2,683,554 share-based awards have been issued under the 2007 Plan. This includes 2,672,667 restricted share grants, all of which have vested. This also includes 10,887 stock options, of which 2,124 have been exercised, 7,791 have been forfeited and zero remain outstanding.

•
2011 Stock Incentive Plan (the "2011 Plan"), was adopted on April 1, 2011, under which the company's Board of Directors issues stock grants to key employees. A maximum amount of 1,650,000 shares can be issued under the 2011 Plan. Stock grants issued to employees are transferable upon certain vesting requirements.

As of December 31, 2016, a total of 852,636 share-based awards have been issued under the 2011 Plan. This includes 852,636 restricted share grants, of which 616,125 remain outstanding and unvested.

A summary of the company’s nonvested restricted share grant activity for fiscal years ended December 31, 2016 and January 2, 2016 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at January 3, 2015	386,607	$85.25

Granted	100,704	107.81
Vested	(125,457)	83.93
Forfeited	(20,950)	80.29

Nonvested shares at January 2, 2016	340,904	$94.86

Granted	382,125	94.19
Vested	(100,511)	102.57
Forfeited	(6,393)	107.81

Nonvested shares at December 31, 2016	616,125	$91.76

(6)     INCOME TAXES

Earnings before taxes is summarized as follows:

	2016	2015	2014
	(dollars in thousands)
Domestic	$336,625	$266,831	$240,936
Foreign	84,680	14,336	39,854
Total	$421,305	$281,167	$280,790

The provision for income taxes is summarized as follows:

	2016	2015	2014
	(dollars in thousands)
Federal	$94,621	$78,617	$69,536
State and local	13,107	9,515	9,316
Foreign	29,361	1,425	8,626
Total	$137,089	$89,557	$87,478

Current	$115,726	$87,638	$72,137
Deferred	21,363	1,919	15,341
Total	$137,089	$89,557	$87,478

Reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate are as follows:

	2016	2015	2014
U.S. federal statutory tax rate	35.0%	35.0%	35.0%

State taxes, net of federal benefit	2.3	2.1	2.2
U.S. domestic manufacturers deduction	(2.4)	(2.6)	(2.3)
Permanent book vs. tax differences	(1.6)	(1.1)	(2.0)
Foreign tax rate differentials	(1.1)	(2.1)	(1.9)
Reserve adjustments and other	0.3	0.6	0.2
Consolidated effective tax	32.5%	31.9%	31.2%

At December 31, 2016 and January 2, 2016, the company had recorded the following deferred tax assets and liabilities:

	2016	2015
	(dollars in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$16,951	$13,416
Compensation related	25,650	19,160
Accrued retirement benefits	60,986	43,930
Inventory reserves	9,275	8,183
Product liability and workers compensation reserves	4,550	5,811
Warranty reserves	10,141	9,252
Receivable related reserves	3,376	3,069
UNICAP	5,104	3,520
State net operating loss carryforwards	1,923	1,483
Foreign net operating loss carryforwards	16,717	17,549
Other	37,822	32,347
Gross deferred tax assets	192,495	157,720
Valuation allowance	(29,893)	(20,395)
Deferred tax assets	$162,602	$137,325

Deferred tax liabilities:
Intangible assets	$(173,673)	$(182,471)
Foreign tax earnings repatriation	(1,178)	(1,363)
Depreciation	(2,957)	(551)
Interest rate swap	(3,655)	(6)
Other	(7,200)	(2,783)

Deferred tax liabilities	$(188,663)	$(187,174)

Net deferred tax assets (liabilities)	$(26,061)	$(49,849)

Current deferred asset	$—	$51,723
Long-term deferred asset	51,699	11,438
Long-term deferred liability	(77,760)	(113,010)
Net deferred tax assets (liabilities)	$(26,061)	$(49,849)

The company does not provide for deferred taxes and foreign withholding taxes on the remaining undistributed earnings of certain international subsidiaries of approximately $157.4 million and $104.5 million as of December 31, 2016 and January 2, 2016, respectively, as these earnings are considered permanently invested. Upon repatriation of these earnings to the U.S. in the form of dividends or otherwise, the company may be subject to U.S. income taxes and foreign withholding taxes. The actual U.S. tax cost would depend on income tax laws and circumstances at the time of distribution. Determination of the related tax liability is not practicable because of the complexities associated with the hypothetical calculation.

As of December 31, 2016, the company has U.S. federal and foreign income tax net operating loss carryforwards of approximately $48.4 million and $63.3 million, respectively.  If not utilized, the federal net operating loss carryforwards will expire at various dates beginning 2024 through 2036. The foreign net operating losses have no expiration period.  Certain of these carryforwards are subject to limitations on use due to tax rules affecting acquired tax attributes, loss sharing between group members, and business profitability, and therefore the company has established tax-effected valuation allowances against these tax benefits.

The valuation allowances that the company has provided against the deferred tax assets amount to $29.9 million and primarily relate to the acquisition of AGA in 2015.  The company will continue to maintain a valuation allowance on certain deferred tax assets until such time as in management’s judgment, considering all available positive and negative evidence, the company determines that these deferred tax assets are more likely than not realizable.

As of December 31, 2016, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately 20.3 million (of which $20.0 million would impact the effective tax rate if recognized) plus approximately $2.7 million of accrued interest and $4.9 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Interest recognized in fiscal years 2016, 2015 and 2014 was $0.3 million, $0.3 million and $(0.3) million, respectively. Penalties recognized in fiscal years 2016, 2015 and 2014 was $1.0 million, $0.8 million and $1.1 million, respectively.

Although the company believes its tax returns are correct, the final determination of tax examinations may be different than what was reported on the tax returns. In the opinion of management, adequate tax provisions have been made for the years subject to examination.

The following table summarizes the activity related to the unrecognized tax benefits for the fiscal years ended January 3, 2015, January 2, 2016 and December 31, 2016 (dollars in thousands):

Balance at January 3, 2015	$12,474

Increases to current year tax positions	3,089
Increase to prior year tax positions	116
Decrease to prior year tax positions	(755)
Settlements	—
Lapse of statute of limitations	(505)

Balance at January 2, 2016	$14,419

Increases to current year tax positions	6,367
Increase to prior year tax positions	601
Decrease to prior year tax positions	(233)
Settlements	—
Lapse of statute of limitations	(865)

Balance at December 31, 2016	$20,289

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
It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that $2.0 million of its remaining unrecognized tax benefits may be recognized by the end of 2017 as a result of settlements with taxing authorities or lapses of statutes of limitations.
A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States – federal	2012 – 2016
United States – states	2007 – 2016
Australia	2012 – 2016
Brazil	2012 – 2016
Canada	2007 – 2016
China	2007 – 2016
Czech Republic	2014 – 2016
Denmark	2013 – 2016
France	2014 – 2016
Germany	2014 – 2016
India	2013 – 2016
Ireland	2010 – 2016
Italy	2012 – 2016
Luxembourg	2012 – 2016
Mexico	2011 – 2016
Netherlands	2005 – 2016
Philippines	2013 – 2016
Poland	2011 – 2016
Romania	2007 – 2016
South Korea	2011
Spain	2012 – 2016
Sweden	2010 – 2016
Switzerland	2008 – 2016
Taiwan	2011 – 2012
United Kingdom	2015 – 2016

(7)	FINANCIAL INSTRUMENTS

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

The company periodically enters into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. The fair value of these forward contracts was a unrealized gain of $0.3 million at the end of the year.

(b)	Interest Rate

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of December 31, 2016, the fair value of these instruments was an asset of $8.7 million. The change in fair value of these swap agreements in 2016 was a gain of $5.4 million, net of taxes.

A summary of the company’s interest rate swaps is as follows:

		Twelve Months Ended
	Location	Dec 31, 2016	Jan 2, 2016
		(dollars in thousands)
Fair value	Other assets	$8,842	$—
Fair value	Other liabilities	$(100)	$(412)
Amount of gain/(loss) recognized in other comprehensive income	Other comprehensive income	$7,892	$(1,502)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(1,230)	$(1,909)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$(32)	$9

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

The company leases warehouse space, office facilities and equipment under operating leases, which expire in fiscal 2017 and thereafter. Future minimum payment obligations under these leases are as follows:

Total Operating Lease Commitments

2017	$24,669
2018	20,499
2019	17,245
2020	13,953
2021	12,008
2022 and thereafter	26,342

$114,716

Rental expense pertaining to the operating leases was $23.5 million, $17.6 million and $14.9 million in fiscal 2016, 2015 and 2014 respectively.

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

The Food Processing Equipment Group manufactures preparation, cooking, packaging food handling and food safety equipment for the food processing industry. This business segment has manufacturing operations in Georgia, Illinois, Iowa, North Carolina, Texas, Virginia, Wisconsin, France, Germany, India and the United Kingdom. Principal product lines of this group include batch ovens, belt ovens, continuous processing ovens, frying systems, automated thermal processing systems, automated loading and unloading systems, meat presses, breading, battering, mixing, water cutting systems, forming, grinding and slicing equipment, food suspension, reduction and emulsion systems, defrosting equipment, packaging and food safety equipment. These products are sold and marketed under the brand names: Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Cozzini, Danfotech, Drake, Maurer-Atmos, MP Equipment, RapidPak, Spooner Vicars, Stewart Systems and Thurne.

The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. This business segment has manufacturing facilities in California, Michigan, Mississippi, Wisconsin, France, Ireland, Romania and the United Kingdom. Principal product lines of this group are ranges, cookers, ovens, refrigerators, dishwashers, microwaves, cooktops and outdoor equipment. These products are sold and marketed under the brand names: Brigade, Falcon, Fired Earth, Grange, Heartland, La Cornue, Leisure Sinks, Lynx, Marvel, Mercury, Rangemaster, Rayburn, Redfyre, Sedona, Stanley, TurboChef, U-Line and Viking.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker evaluates individual segment performance based on operating income. Management believes that intersegment sales are made at established arm's length transfer prices.

The following table summarizes the results of operations for the company’s business segments(1) (dollars in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(3)	Total
2016
Net sales	$1,266,955	$342,235	$658,662	$—	$2,267,852
Operating income	350,315	87,039	89,435	(80,564)	446,225
Depreciation and amortization expense	19,548	5,696	29,897	3,093	58,234
Net capital expenditures	11,958	5,667	6,961	231	24,817
Total assets	1,347,441	340,088	1,179,640	49,967	2,917,136
Long-lived assets(2)	84,475	21,763	175,206	35,100	316,544

2015
Net sales	$1,121,046	$297,712	$407,840	$—	$1,826,598
Operating income	296,061	64,650	4,653	(62,761)	302,603
Depreciation and amortization expense	17,117	5,839	29,515	1,603	54,074
Net capital expenditures	12,123	2,164	7,935	140	22,362
Total assets	1,115,840	308,677	1,250,503	86,131	2,761,151
Long-lived assets(2)	61,835	20,307	129,751	21,327	233,220

2014
Net sales	$1,041,228	$322,783	$272,527	$—	$1,636,538
Operating income	269,559	67,395	14,585	(51,107)	300,432
Depreciation and amortization expense	19,661	6,601	13,356	1,634	41,252
Net capital expenditures	6,752	4,487	1,811	93	13,143
Total assets	1,053,921	304,241	636,680	71,289	2,066,131
Long-lived assets(2)	50,211	19,627	71,500	10,140	151,478

(1)
Non-operating expenses are not allocated to the reportable segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.

(2)	Long-lived assets consist of property, plant and equipment, long-term deferred tax assets and other assets.

(3)	Includes corporate and other general company assets and operations.

Geographic Information

Long-lived assets, not including goodwill and other intangibles (in thousands):

	2016	2015	2014
	(dollars in thousands)
United States and Canada	$181,317	$149,299	$127,308

Asia	14,729	17,336	5,714
Europe and Middle East	119,511	65,581	16,739
Latin America	987	1,004	1,717
Total international	135,227	83,921	24,170

	$316,544	$233,220	$151,478
 Net sales (in thousands):

	2016	2015	2014
	(dollars in thousands)
United States and Canada	$1,470,566	$1,274,907	$1,139,034

Asia	190,548	165,541	171,995
Europe and Middle East	522,819	319,387	222,974
Latin America	83,919	66,763	102,535
Total international	797,286	551,691	497,504

	$2,267,852	$1,826,598	$1,636,538

(10)    EMPLOYEE RETIREMENT PLANS

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

A summary of the plans’ net periodic pension cost, benefit obligations, funded status, and net balance sheet position is as follows (dollars in thousands):

	Fiscal 2016		Fiscal 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net Periodic Pension Cost (Benefit):
Service cost	$456	$3,364	$505	$1,216
Interest cost	1,280	41,606	1,254	12,992
Expected return on assets	(777)	(68,845)	(813)	(20,547)
Amortization of net loss (gain)	126	35	694	—
Curtailment (gain) loss	—	(632)	—	3,202
Pension settlement	—	—	—	—
	$1,085	$(24,472)	$1,640	$(3,137)

Change in Benefit Obligation:
Benefit obligation – beginning of year	$31,830	$1,476,370	$33,907	$16,114
Benefit obligation – acquisition	—	—	—	1,495,089
Service cost	456	3,364	505	1,216
Interest on benefit obligations	1,280	41,606	1,254	12,992
Employee contributions	—	404	—	182
Actuarial (gain) loss	(722)	297,754	(2,969)	8,668
Pension settlement	—	—	—	—
Net benefit payments	(895)	(64,466)	(867)	(24,179)
Curtailment (gain) loss	—	(706)	—	3,202
Exchange effect	—	(275,833)	—	(36,914)
Benefit obligation – end of year	$31,949	$1,478,493	$31,830	$1,476,370

Change in Plan Assets:
Plan assets at fair value – beginning of year	$12,987	$1,287,723	$13,575	$15,306
Plan assets at fair value – acquisition	—	—	—	1,305,506
Company contributions	754	17,758	823	16,950
Investment gain (loss)	743	161,405	(544)	6,173
Employee contributions	—	404	—	182
Benefit payments and plan expenses	(895)	(64,466)	(867)	(24,179)
Exchange effect	—	(228,959)	—	(32,215)
Plan assets at fair value – end of year	$13,589	$1,173,865	$12,987	$1,287,723

Funded Status:
Unfunded benefit obligation	$(18,360)	$(304,628)	$(18,843)	$(188,647)

Amounts recognized in balance sheet at year end:
Accrued pension benefits	$(18,360)	$(304,628)	$(18,843)	$(188,647)

Pre-tax components in accumulated other comprehensive income at period end:
Net actuarial loss	$4,908	$206,490	$5,725	$25,141

Pre-tax components in recognized in other comprehensive income for the period:
Current year actuarial (gain) loss	$(691)	$181,384	$(1,612)	$25,141
Actuarial loss recognized	(126)	(35)	(694)	—
Total amount recognized	$(817)	$181,349	$(2,306)	$25,141

Accumulated Benefit Obligation	$31,041	$1,478,435	$30,106	$1,475,631

Salary growth rate	n/a	1.6%	n/a	1.5%
Assumed discount rate	3.9%	2.5%	4.1%	3.7%
Expected return on assets	6.0%	6.2%	6.0%	6.2%

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

The assets of the plans were invested in the following classes of securities (none of which were securities of the company):

U.S. Plans:

	Target Allocation	Percentage of Plan Assets
		2016	2015
Equity	48%	51%	47%
Fixed income	40	39	39
Money market	4	3	5
Other (real estate investment trusts & commodities contracts)	8	7	9

	100%	100%	100%

Non-U.S. Plans:

	Target Allocation	Percentage of Plan Assets
		2016	2015
Equity	16%	20%	19%
Fixed income	45	55	44
Alternatives/Other	28	8	20
Real Estate	11	12	12
Cash and cash equivalents	—	5	5
	100%	100%	100%

In accordance with ASC 820 “Fair Value Measurements and Disclosures”, the company has measured its defined benefit pension plans at fair value. The following tables summarize the basis used to measure the pension plans’ assets at fair value as of December 31, 2016 and January 2, 2016 (in thousands):

U.S. Plans:

	Fiscal 2016			Fiscal 2015
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Net Asset Value	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Net Asset Value

Short Term Investment Fund (a)	$368	$—	$368	$540	$—	$540

Equity Securities:
Large Cap	3,055	3,055	—	3,149	3,149	—
Mid Cap	512	512	—	383	383	—
Small Cap	455	455	—	383	383	—
International	2,917	2,917	—	2,291	2,291	—

Fixed Income:
Government/Corporate	4,367	4,367	—	4,311	4,311	—
High Yield	971	971	—	778	778	—

Alternative:
Global Real Estate Investment Trust	539	539	—	771	771	—
Commodities Contracts	405	405	—	381	381	—

Total	$13,589	$13,221	$368	$12,987	$12,447	$540

(a)	Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

Non-U.S. Plans:

	Fiscal 2016
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value

Cash and cash equivalents	$58,131	$4,730	$2,886	$—	$50,515

Equity Securities:
UK	87,828	2,098	—	—	85,730
International:
Developed	135,186	3,547	—	—	131,639
Emerging	6,803	79	—	—	6,724
Unquoted/Private Equity	3189	0	—	—	3,189

Fixed Income:
Government/Corporate:
UK	317,621	11,203	14,009	—	292,409
International	107,882	—	103	—	107,779
Index Linked	212,327	4,205	—	—	208,122
Other	3,812	—	—	—	3,812
Convertible Bonds	160	—	—	—	160

Real Estate:
Direct	121,612	—	121,612	—	—
Indirect	10,693	138	—	—	10,555

Hedge Fund Strategy:
Equity Long/Short	61,612	—	—	—	61,612
Arbitrage & Event	64,961	—	—	—	64,961
Directional Trading & Fixed Income	30,430	—	—	—	30,430
Cash & Other	38,099	—	—	—	38,099
Direct Sourcing	1,379	—	—	—	1,379

Leveraged Loans	11,025	—	—	—	11,025

Alternative/Other	(98,885)	—	—	95	(98,980)

Total	$1,173,865	$26,000	$138,610	$95	$1,009,160

	Fiscal 2015
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value

Cash and cash equivalents	$73,006	$3,937	$3,288	$—	$65,781

Equity Securities:
UK	91,269	2,565	194	—	88,510
International:
Developed	147,277	3,294	2,414	—	141,569
Emerging	6,375	77	—	—	6,298
Unquoted/Private Equity	759	—	—	—	759

Fixed Income:
Government/Corporate:
UK	168,706	10,816	19,952	—	137,938
International	126,735	—	1,046	—	125,689
Index Linked	258,502	—	—	—	258,502
Other	3,518	—	—	—	3,518
Convertible Bonds	1,471	—	—	—	1,471

Real Estate:
Direct	140,765	—	140,765	—	—
Indirect	13,617	177	—	—	13,440

Hedge Fund Strategy:
Equity Long/Short	80,230	—	—	—	80,230
Arbitrage & Event	92,635	—	—	—	92,635
Directional Trading & Fixed Income	55,424	—	—	—	55,424
Cash & Other	2,557	—	—	—	2,557
Direct Sourcing	1,655	—	—	—	1,655

Leveraged Loans	10,824	—	—	—	10,824

Alternative/Other	12,398	288	—	—	12,110

Total	$1,287,723	$21,154	$167,659	$—	$1,098,910

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

Estimated future benefit payments under the plans are as follows (dollars in thousands):

	U.S. Plans	Non-U.S. Plans
2017	$977	$54,702
2018	1,648	56,430
2019	1,653	57,493
2020	1,674	59,525
2021 through 2026	10,634	368,206

Expected contributions to the U.S. Plans and Non-U.S. Plans to be made in 2017 are $1.2 million and $3.5 million, respectively.

(b)	Defined Contribution Plans

As of December 31, 2016, the company maintained two separate defined contribution 401K savings plans covering all employees in the United States. These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States. The company also maintained defined contribution plans for its UK based employees.

(11)         QUARTERLY DATA (UNAUDITED)

	1st	2nd	3rd	4th	Total Year
	(dollars in thousands, except per share data)
2016
Net sales	$516,355	$580,456	$574,224	$596,817	$2,267,852
Gross profit	196,773	233,502	231,728	239,177	901,180
Income from operations	86,375	111,913	121,439	126,498	446,225
Net earnings	$54,538	$72,891	$75,851	$80,936	$284,216

Basic earnings per share (1)	$0.96	$1.28	$1.33	$1.42	$4.98
Diluted earnings per share (1)	$0.96	$1.28	$1.33	$1.41	$4.98

2015
Net sales	$406,596	$436,291	$449,004	$534,707	$1,826,598
Gross profit	157,562	172,889	177,182	198,872	706,505
Income from operations	66,580	83,360	80,030	72,633	302,603
Net earnings	$38,231	$54,267	$48,825	$50,287	$191,610

Basic earnings per share (1)	$0.67	$0.95	$0.86	$0.88	$3.36
Diluted earnings per share (1)	$0.67	$0.95	$0.86	$0.88	$3.36

(1)	Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

(12)    RESTRUCTURING AND ACQUISITION INTEGRATION INITIATIVES

During the fiscal year 2016, the company incurred restructuring charges relative to each of its business segments. The costs and corresponding reserve balances (by segment) are summarized as follows (in thousands):

Commercial Foodservice Equipment Group:

During the third quarter of 2015, the company closed one manufacturing facility within the Commercial Foodservice Equipment Group and transferred production to another existing manufacturing facility within the company. This action, which was not material to the company’s operations, resulting in a charge of $0.9 million for severance and lease costs in restructuring expenses in the consolidated statements of earnings for the year ended, January 2, 2016. The company estimated that these restructuring initiatives would result in future cost savings of approximately $1.0 million annually, beginning in fiscal year 2016 and no significant future costs related to this action are expected.

Food Processing Equipment Group:

During the third quarter of 2015, the company closed one manufacturing facility within the Food Processing Equipment Group and transferred production to another existing manufacturing facility within the company. This action, which was not material to the company’s operations, resulting in a charge of $2.4 million for severance and lease costs in restructuring expenses and $0.2 million in cost of sales in the consolidated statements of earnings for the year ended, January 2, 2016. The company estimated that these restructuring initiatives would result in future cost savings of approximately $3.5 million annually, beginning in fiscal year 2017 and no significant future costs related to this action are expected.

Residential Kitchen Equipment Group:

During the fiscal years 2015 and 2014, the company took actions to improve the operations of Viking within the Residential Kitchen Equipment Group. Additionally, during the fiscal years 2016 and 2015, the company undertook acquisition integration initiatives related to AGA within the Residential Kitchen Equipment Group. These initiatives included organizational restructuring and headcount reductions, consolidation and disposition of certain facilities and business operations. The company recorded expense in the amount of $11.0 million, $25.5 million and $7.2 million, respectively in the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. This expense is reflected in restructuring expenses in the consolidated statements of earnings for such periods. The company estimated that these restructuring initiatives would result in future cost savings of approximately $24.1 million annually, beginning in fiscal year 2016, primarily related to compensation and facility costs. The company anticipates that all severance obligations for the Residential Kitchen Equipment Group will be satisfied by the end of fiscal of 2017. The lease obligations extend through November 2018.

	Severance/Benefits	Facilities/Operations	Other	Total
Balance as of December 28, 2013	$1,619	$77	$108	$1,804
Expenses	3,776	3,457	(4)	7,229
Payments	(5,248)	(3,534)	(67)	(8,849)
Balance as of January 3, 2015	$147	$—	$37	$184
Expenses	18,142	7,248	108	25,498
Payments	(2,628)	(2,606)	(25)	(5,259)
Balance as of January 2, 2016	$15,661	$4,642	$120	$20,423
Expenses	9,816	1,160	10	10,986
Exchange Effect	(749)	(73)	(32)	(854)
Payments	(19,583)	(3,697)	(29)	(23,309)
Balance as of December 31, 2016	$5,145	$2,032	$69	$7,246

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2016, JANUARY 2, 2016
AND JANUARY 3, 2015

	Balance Beginning Of Period	Additions/ (Recoveries) Charged to Expense	Other Adjustments (1)	Write-Offs During the the Period	Balance At End Of Period
Allowance for doubtful accounts; deducted from accounts receivable on the balance sheets-

2016	$8,838,500	$45,900	$4,886,500	$(1,170,700)	$12,600,200

2015	$9,091,000	$121,800	$1,103,400	$(1,477,700)	$8,838,500

2014	$6,987,000	$3,075,000	$—	$(971,000)	$9,091,000

(1) Amounts consist primarily of valuation allowances assumed from acquired companies.

	Balance Beginning Of Period	Additions/ (Recoveries) Charged to Expense(1)	Write-Offs During the the Period	Balance At End Of Period
Valuation allowance - Deferred tax assets

2016	$20,395,200	$9,497,800	$—	$29,893,000

2015	$—	$20,395,200	$—	$20,395,200

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

The company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of December 31, 2016. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2016, there have been no changes in the company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our assessment of the internal control structure excluded Follett (acquired May 31, 2016).

This acquisition constitutes 16.4% and 7.7% of net and total assets, respectively, 4.5% of net sales and 3.7% of net income of the consolidated financial statements of the Company as of and for the year ended December 31, 2016. This acquisition is included in the consolidated financial statements of the company as of and for the year ended December 31, 2016. Under guidelines established by the Securities Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Ernst & Young LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company included in this report, has issued an attestation report on the effectiveness of the company's internal control over financial reporting as of December 31, 2016.

The Middleby Corporation
March 1, 2017

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

101
Financial statements on Form 10-K for the year ended December 31, 2016, filed on March 1, 2017, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) consolidated statements of cash flows, (iv) notes to the consolidated financial statements.

*	Designates management contract or compensation plan.

(c)	See the financial statement schedule included under Item 8.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2017.

THE MIDDLEBY CORPORATION

BY:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2017.

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