Form 10-Q
period 2017-04-01
MIDDLEBY CORP
filed 2017-05-11
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2017
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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer, large accelerated filer, smaller reporting and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2017, there were 57,532,017 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED APRIL 1, 2017

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Apr 1, 2017	Dec 31, 2016
Current assets:
Cash and cash equivalents	$76,576	$68,485
Accounts receivable, net of reserve for doubtful accounts of $12,638 and $12,600	307,439	325,868
Inventories, net	396,194	368,243
Prepaid expenses and other	49,946	42,704
Prepaid taxes	7,268	6,399
Total current assets	837,423	811,699
Property, plant and equipment, net of accumulated depreciation of $124,809 and $119,435	224,841	221,571
Goodwill	1,098,843	1,092,722
Other intangibles, net of amortization of $175,415 and $168,369	691,490	696,171
Long-term deferred tax assets	46,863	51,699
Other assets	43,571	43,274
Total assets	$2,943,031	$2,917,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$4,860	$5,883
Accounts payable	145,851	146,921
Accrued expenses	299,185	335,605
Total current liabilities	449,896	488,409
Long-term debt	723,745	726,243
Long-term deferred tax liability	88,217	77,760
Accrued pension benefits	320,021	322,988
Other non-current liabilities	37,419	36,418
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 62,614,663 and 62,445,315 shares issued in 2017 and 2016, respectively	144	144
Paid-in capital	358,837	355,287
Treasury stock, at cost; 5,082,646 and 4,905,549 shares in 2017 and 2016, respectively	(229,925)	(205,280)
Retained earnings	1,470,192	1,399,490
Accumulated other comprehensive loss	(275,515)	(284,323)
Total stockholders' equity	1,323,733	1,265,318
Total liabilities and stockholders' equity	$2,943,031	$2,917,136

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	Apr 1, 2017	Apr 2, 2016
Net sales	$530,297	$516,355
Cost of sales	320,847	319,582
Gross profit	209,450	196,773
Selling, general and administrative expenses	106,646	109,792
Restructuring expenses	1,725	606
Income from operations	101,079	86,375
Interest expense and deferred financing amortization, net	5,805	5,276
Other expense (income), net	1,867	(800)
Earnings before income taxes	93,407	81,899
Provision for income taxes	22,705	27,361
Net earnings	$70,702	$54,538

Net earnings per share:
Basic	$1.24	$0.96
Diluted	$1.24	$0.96
Weighted average number of shares
Basic	57,103	57,051
Dilutive common stock equivalents[1]	—	—
Diluted	57,103	57,051
Comprehensive income	$79,510	$57,799

1There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	Apr 1, 2017	Apr 2, 2016
Cash flows from operating activities--
Net earnings	$70,702	$54,538
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	14,057	14,930
Non-cash share-based compensation	3,550	4,959
Deferred income taxes	15,285	9,091
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	19,417	(19,576)
Inventories, net	(24,088)	(12,802)
Prepaid expenses and other assets	(7,400)	1,160
Accounts payable	(2,201)	(1,240)
Accrued expenses and other liabilities	(42,442)	(36,555)
Net cash provided by operating activities	46,880	14,505
Cash flows from investing activities--
Additions to property and equipment	(8,276)	(7,693)
Acquisitions, net of cash acquired	(2,696)	—
Net cash used in investing activities	(10,972)	(7,693)
Cash flows from financing activities--
Net (repayments) under Credit Facility	(3,133)	(28,000)
Net (repayments) proceeds under international credit facilities	(1,155)	26,313
Net (repayments) under other debt arrangement	(8)	(9)
Repurchase of treasury stock	(24,645)	(4,418)
Excess tax (detriment) related to share-based compensation	—	(834)
Net cash used by financing activities	(28,941)	(6,948)
Effect of exchange rates on cash and cash equivalents	1,124	289
Changes in cash and cash equivalents--
Net increase in cash and cash equivalents	8,091	153
Cash and cash equivalents at beginning of year	68,485	55,528
Cash and cash equivalents at end of period	$76,576	$55,681

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 1, 2017
(Unaudited)

1)	Summary of Significant Accounting Policies

A)	Basis of Presentation
The condensed consolidated financial statements have been prepared by The Middleby Corporation (the "company" or “Middleby”), pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2016 Form 10-K. The company’s interim results are not necessarily indicative of future full year results for the fiscal year 2017.
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of April 1, 2017 and December 31, 2016, the results of operations for the three months ended April 1, 2017 and April 2, 2016 and cash flows for the three months ended April 1, 2017 and April 2, 2016.
Certain prior year amounts have been reclassified to be consistent with current year presentation, including combining selling and distribution expenses with general and administrative expenses.

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
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $3.5 million and $5.0 million for the first quarter periods ended April 1, 2017 and April 2, 2016, respectively.
During the first quarter ended April 1, 2017, the company issued restricted shares under its 2011 Stock Incentive Plan. These amounts are contingent on the attainment of certain performance objectives. The aggregate grant-date fair value of these awards was $9.6 million, based on the closing share price of the company's stock at the date of the grant.

C)	Income Taxes
As of December 31, 2016, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $20.3 million (of which $20 million would impact the effective tax rate if recognized) plus approximately $2.7 million of accrued interest and $4.9 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of April 1, 2017, the company recognized a tax expense of $1.2 million for unrecognized tax benefits related to current year tax exposures.
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

The effective rate for the three months period ended April 1, 2017 was 24.3% as compared to 33.4% three months period ended April 2, 2016. The tax rate in the three months period ended April 1, 2017 was favorably impacted by a tax benefit from the adoption of ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting," which resulted in the recognition of excess tax benefits from share-based payments to be recognized as income tax benefit in the condensed consolidated statement of comprehensive income.
A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States - federal	2012 – 2016
United States - states	2007 – 2016
Australia	2012 – 2016
Brazil	2012 – 2016
Canada	2007 – 2016
China	2007 – 2016
Czech Republic	2014 – 2016
Denmark	2013 – 2016
France	2014 – 2016
Germany	2014 – 2016
India	2013 – 2016
Ireland	2010 – 2016
Italy	2012 – 2016
Luxembourg	2012 – 2016
Mexico	2012 – 2016
Netherlands	2005 – 2016
Philippines	2013 – 2016
Poland	2011 – 2016
Romania	2007 – 2016
Spain	2012 – 2016
Sweden	2010 – 2016
Switzerland	2008 – 2016
Taiwan	2011 – 2012
United Kingdom	2015 – 2016

D)	Fair Value Measures
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
Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
Level 3 – Unobservable inputs based on our own assumptions.
The company’s financial liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of April 1, 2017
Financial Assets:
Interest rate swaps	$—	$9,585	$—	$9,585

Financial Liabilities:
Interest rate swaps	$—	$16	$—	$16
Contingent consideration	$—	$—	$4,797	$4,797

As of December 31, 2016
Financial Assets:
Interest rate swaps	$—	$8,842	$—	$8,842

Financial Liabilities:
Interest rate swaps	$—	$100	$—	$100
Contingent consideration	$—	$—	$6,612	$6,612
The contingent consideration as of April 1, 2017 relates to the earnout provisions recorded in conjunction with the acquisitions of Desmon, Goldstein Eswood and Induc.
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
E)    Consolidated Statements of Cash Flows
Cash paid for interest was $5.8 million and $4.8 million for the three months ended April 1, 2017 and April 2, 2016, respectively. Cash payments totaling $6.2 million and $12.2 million were made for income taxes for the three months ended April 1, 2017 and April 2, 2016, respectively.

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
Emico
On May 20, 2016, the company completed its acquisition of certain assets of Emico Automated Bakery Equipment Solutions ("Emico"), manufacturer of high speed dough make-up bakery equipment located in Sante Fe Springs, California, for a purchase price of approximately $1.0 million. Additional deferred payments of approximately $1.7 million in aggregate are also due to the seller during the two year period subsequent to the acquisition.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) May 20, 2016	Preliminary Measurement Period Adjustments	(as adjusted) May 20, 2016
Current assets	$746	(65)	681
Goodwill	1,816	183	1,999
Current liabilities	(934)	(62)	(996)
Other non-current liabilities	(628)	(56)	(684)

Consideration paid at closing	$1,000	$—	$1,000

Deferred payments	1,559	118	1,677

Net assets acquired and liabilities assumed	$2,559	$118	$2,677
The goodwill is subject to the non-amortization provisions of ASC 350 "Intangibles - Goodwill and Other" and is expected to be deductible for tax purposes.
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

Follett
On May 31, 2016, the company completed its acquisition of substantially all of the assets of Follett Corporation ("Follett"), a leading manufacturer of ice machines, ice and water dispensing equipment, ice storage and transport products and medical grade refrigeration products for the foodservice and healthcare industries headquartered in Easton, Pennsylvania, for a purchase price of approximately $208.4 million, net of cash acquired. During the first quarter of 2017, the company finalized the working capital provision provided by the purchase agreement resulting in an additional payment to the seller of $0.7 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) May 31, 2016	Preliminary Measurement Period Adjustments	(as adjusted) May 31, 2016
Cash	$22,620	$1,359	$23,979
Current assets	41,602	(72)	41,530
Property, plant and equipment	19,868	—	19,868
Goodwill	76,220	1,448	77,668
Other intangibles	82,450	—	82,450
Other assets	1,358	—	1,358
Current liabilities	(11,779)	(2,039)	(13,818)
Other non-current liabilities	(616)	—	(616)

Net assets acquired and liabilities assumed	$231,723	$696	$232,419
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

Pro Forma Financial Information

In accordance with ASC 805 “Business Combinations”, the following unaudited pro forma results of operations for the three months ended April 2, 2016, assumes the 2016 acquisition of Follett was completed on January 3, 2016 (first day of fiscal year 2016). The following pro forma results include adjustments to reflect additional interest expense to fund the acquisitions, amortization of intangibles associated with the acquisitions, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

Three Months Ended
April 2, 2016
Net sales	$552,578
Net earnings	57,459

Net earnings per share:
Basic	1.01
Diluted	1.01

The supplemental pro forma financial information presented above has been prepared for comparative purposes and is not necessarily indicative of either the results of operations that would have occurred had the acquisition of Follett been effective on January 3, 2016 nor are they indicative of any future results. Also, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate Follett.

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

In March 2016, the FASB issued ASU No. 2016-05, "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships". The amendments in ASU 2016-05 clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of the hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this update may be applied on either a prospective basis or a modified retrospective basis. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2016. We adopted this guidance on January 1, 2017 and it did not have an impact on the company's financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting". The amendments in ASU-09 simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2016. The company adopted ASU No. 2016-09 effective January 1, 2017 on a prospective basis. The adoption of this guidance resulted in the recognition of excess tax benefits in the company's provision for income taxes within the Condensed Consolidated Statements of Comprehensive Income rather than paid-in-capital of approximately $7.9 million for the three months period ended April 1, 2017. Additionally, the company's Condensed Consolidated Statement of Cash Flows now presents excess tax benefits as an operating activity rather than a financing activity.

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

In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". The amendments in ASU-07 require that an employer report the service costs component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2017. Early adoption is permitted. Net income will not change as a result of the adoption of this standard. The company is currently evaluating the remaining impacts the ASU will have on its condensed consolidated financial statements.

5)	Other Comprehensive Income
The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income".
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of December 31, 2016	$(116,411)	$(173,394)	$5,482	$(284,323)
Other comprehensive income before reclassification	10,835	(2,527)	1,022	9,330
Amounts reclassified from accumulated other comprehensive income	—	—	(522)	(522)
Net current-period other comprehensive income	$10,835	$(2,527)	$500	$8,808
Balance as of April 1, 2017	$(105,576)	$(175,921)	$5,982	$(275,515)
(1) As of April 1, 2017 pension and interest rate swap amounts are net of tax of $(38.5) million and $4.0 million, respectively.
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended
	Apr 1, 2017	Apr 2, 2016
Net earnings	$70,702	$54,538
Currency translation adjustment	10,835	(396)
Pension liability adjustment, net of tax	(2,527)	3,778
Unrealized gain on interest rate swaps, net of tax	500	(121)
Comprehensive income	$79,510	$57,799

6)	Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at April 1, 2017 and December 31, 2016 are as follows:

	Apr 1, 2017	Dec 31, 2016
	(in thousands)
Raw materials and parts	$161,662	$154,647
Work-in-process	40,524	35,975
Finished goods	194,008	177,621
	$396,194	$368,243

7)	Goodwill
Changes in the carrying amount of goodwill for the three months ended April 1, 2017 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 31, 2016	$542,090	$134,680	$415,952	$1,092,722
Measurement period adjustments to goodwill acquired in prior year	$696	$41	$—	$737
Exchange effect	1,498	944	2,942	5,384
Balance as of April 1, 2017	$544,284	$135,665	$418,894	$1,098,843

8)	Intangibles

Intangible assets consist of the following (in thousands):

	April 1, 2017			December 31, 2016
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	5.4	$251,025	$(143,577)	5.5	$251,025	$(136,895)
Backlog	0.0	13,550	(13,550)	0.0	13,550	(13,550)
Developed technology	4.6	24,874	(18,288)	4.8	24,874	(17,924)
		$289,449	$(175,415)		$289,449	$(168,369)
Indefinite-lived assets:
Trademarks and tradenames		$577,456			$575,091

The aggregate intangible amortization expense was $6.8 million and $8.6 million for the first quarter periods ended April 1, 2017 and April 2, 2016, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

2017	$27,352
2018	24,558
2019	18,427
2020	16,732
2021	13,714
Thereafter	13,251
$114,034

9)	Accrued Expenses
Accrued expenses consist of the following:

	Apr 1, 2017	Dec 31, 2016
	(in thousands)
Accrued payroll and related expenses	$64,941	$74,505
Advanced customer deposits	44,909	41,735
Accrued warranty	41,383	40,851
Accrued customer rebates	23,472	49,923
Accrued professional fees	13,852	16,605
Accrued agent commission	11,191	12,834
Accrued product liability and workers compensation	11,110	11,417
Accrued sales and other tax	10,824	13,565
Product recall	6,641	7,003
Restructuring	3,269	2,295
Other accrued expenses	67,593	64,872

	$299,185	$335,605

10)	Warranty Costs
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
A rollforward of the warranty reserve is as follows:

Three Months Ended
Apr 1, 2017
(in thousands)
Balance as of December 31, 2016	$40,851
Warranty expense	13,443
Warranty claims	(12,911)
Balance as of April 1, 2017	$41,383

11)	Financing Arrangements

	Apr 1, 2017	Dec 31, 2016
	(in thousands)
Credit Facility	$722,987	$725,500
Other international credit facilities	5,413	6,413
Other debt arrangement	205	213
Total debt	$728,605	$732,126
Less: Current maturities of long-term debt	4,860	5,883
Long-term debt	$723,745	$726,243
On July 28, 2016, the company entered into an amended and restated five-year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"), with the potential under certain circumstances to increase the amount of the Credit Facility to $3.0 billion. As of April 1, 2017, the company had $723.0 million of borrowings outstanding under the Credit Facility, including $681.0 million of borrowings in U.S. Dollars and $42.0 million of borrowings denominated in British Pounds. The company also had $10.2 million in outstanding letters of credit as of April 1, 2017, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $1.8 billion at April 1, 2017.
At April 1, 2017, borrowings under the Credit Facility accrued interest at a rate of 1.25% above LIBOR per annum or 0.25% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 2.15% for the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s funded debtless unrestricted cash to pro forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.200% per annum as of April 1, 2017.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At April 1, 2017, these foreign credit facilities amounted to $5.4 million in U.S. dollars with a weighted average per annum interest rate of approximately 9.50%.
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

	Apr 1, 2017		Dec 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$728,605	$728,605	$732,126	$732,126
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At April 1, 2017, the company had outstanding floating-to-fixed interest rate swaps totaling $110.0 million notional amount carrying an average interest rate of 0.94% maturing in less than 12 months and $324.0 million notional amount carrying an average interest rate of 1.30% that mature in more than 12 months but less than 84 months.
.

The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debtless Unrestricted Cash to Pro Forma EBIDTA (each as defined in the Credit Facility) of 3.50 to 1.00, which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At April 1, 2017, the company was in compliance with all covenants pursuant to its borrowing agreements.

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
Foreign Exchange: The company uses foreign currency forward and option purchase and sales contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The fair value of the forward and option contracts was a loss of $2.0 million at the end of the first quarter of 2017.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of April 1, 2017, the fair value of these instruments was an asset of $9.6 million. The change in fair value of these swap agreements in the first three months of 2017 was a gain of $0.5 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Apr 1, 2017	Dec 31, 2016
Fair value	Other assets	$9,585	$8,842
Fair value	Accrued expenses	$(16)	$(100)

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended
	Presentation of Gain/(loss)	Apr 1, 2017	Apr 2, 2016
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$312	$(519)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(522)	$(317)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$(7)	$11
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
The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. This business segment has manufacturing facilities in California, Michigan, Mississippi, Wisconsin, France, Ireland, Romania, and the United Kingdom. Principal product lines of this group include ranges, cookers, ovens, refrigerators, dishwashers, microwaves, cooktops and outdoor equipment. These products are sold and marketed under the brand names of AGA, AGA Cookshop, Brigade, Fired Earth, Grange, Heartland, La Cornue, Leisure Sinks, Lynx, Marvel, Mercury, Rangemaster, Rayburn, Redfyre, Sedona, Stanley, TurboChef, U-Line and Viking.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker evaluates individual segment performance based on operating income.
Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Apr 1, 2017		Apr 2, 2016
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$312,249	58.9%	$278,986	54.0%
Food Processing	77,276	14.6	78,636	15.2
Residential Kitchen	140,772	26.5	158,733	30.8
Total	$530,297	100.0%	$516,355	100.0%

The following table summarizes the results of operations for the company's business segments(1) (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
Three Months Ended April 1, 2017
Net sales	$312,249	$77,276	$140,772	$—	$530,297
Income (loss) from operations	80,541	17,989	18,912	(16,363)	101,079
Depreciation and amortization expense	4,982	1,387	7,207	481	14,057
Net capital expenditures	5,985	638	1,282	371	8,276

Total assets	$1,359,869	$344,307	$1,200,241	$38,614	$2,943,031

Three Months Ended April 2, 2016
Net sales	$278,986	$78,636	$158,733	$—	$516,355
Income (loss) from operations	76,569	17,863	9,851	(17,908)	86,375
Depreciation and amortization expense	4,371	1,438	8,704	417	14,930
Net capital expenditures	4,184	1,798	1,711	—	7,693

Total assets	$1,132,939	$325,373	$1,235,772	$83,860	$2,777,944

(1)Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)Includes corporate and other general company assets and operations.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Apr 1, 2017	Apr 2, 2016
United States and Canada	$178,363	$153,284
Asia	15,357	18,011
Europe and Middle East	120,505	60,795
Latin America	1,050	1,114
Total international	$136,912	$79,920
	$315,275	$233,204
Net sales (in thousands):

	Three Months Ended
	Apr 1, 2017	Apr 2, 2016
United States and Canada	$360,101	$325,941
Asia	42,692	37,794
Europe and Middle East	108,704	136,604
Latin America	18,800	16,016
Total international	$170,196	$190,414
	$530,297	$516,355

14)	Employee Retirement Plans

(a)	Pension Plans

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

The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
Net Periodic Pension Benefit:
Service cost	$964	$889
Interest cost	7,764	10,670
Expected return on assets	(16,774)	(17,670)
Amortization of net loss (gain)	720	—
Pension settlement	(48)	—
	$(7,374)	$(6,111)

The pension costs for all other plans of the company were not material during the period.

(b)	Defined Contribution Plans

The company maintains two separate defined contribution 401K savings plans covering all employees in the United States. These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States. The company also maintains defined contribution plans for its U.K. based employees.

15)	Restructuring

Residential Kitchen Equipment Group:

During fiscal years 2015 and 2016, the company undertook acquisition integration initiatives related to the AGA Group within the Residential Kitchen Equipment Group. These initiatives included organizational restructuring and headcount reductions, consolidation and disposition of certain facilities and business operations. The company recorded additional expense of $1.7 million in the three months period ended April 1, 2017. This expense is reflected in restructuring expenses in the consolidated statements of comprehensive income. The cumulative expenses incurred to date for these initiatives is approximately $29.4 million. The company estimated that these restructuring initiatives will result in future cost savings of approximately $24.1 million annually, beginning in fiscal year 2016, primarily related to compensation and facility costs. The company anticipates that all severance obligations for the Residential Kitchen Equipment Group will be satisfied by the end of fiscal of 2017. The lease obligations extend through November 2018.

	Severance/Benefits	Facilities/Operations	Other	Total
Balance as of December 31, 2016	$5,145	$2,032	$69	$7,246
Expenses	183	1,445	97	1,725
Exchange	70	31	2	103
Payments	(1,050)	(393)	(14)	(1,457)
Balance as of April 1, 2017	$4,348	$3,115	$154	$7,617

16)	Subsequent Event

On May 1, 2017, subsequent to the end of the first quarter, the company completed its acquisition of all of the capital stock of Burford Corporation ("Burford"). Burford is a leading manufacturer of industrial baking equipment for the food processing industry based in Maysville, Oklahoma, with annual revenues of approximately $15.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Informational Notes

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; ability to protect trademarks, copyrights and other intellectual property; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s Securities and Exchange Commission (“SEC”) filings, including the company’s 2016 Annual Report on Form 10-K.

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Apr 1, 2017		Apr 2, 2016
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$312,249	58.9%	$278,986	54.0%
Food Processing	77,276	14.6	78,636	15.2
Residential Kitchen	140,772	26.5	158,733	30.8
Total	$530,297	100.0%	$516,355	100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended
	Apr 1, 2017	Apr 2, 2016
Net sales	100.0%	100.0%
Cost of sales	60.5	61.9
Gross profit	39.5	38.1
Selling, general and administrative expenses	20.1	21.3
Restructuring expenses	0.3	0.1
Income from operations	19.1	16.7
Interest expense and deferred financing amortization, net	1.1	1.0
Other expense (income), net	0.4	(0.2)
Earnings before income taxes	17.6	15.9
Provision for income taxes	4.3	5.3
Net earnings	13.3%	10.6%

Three Months Ended April 1, 2017 as compared to Three Months Ended April 2, 2016

NET SALES. Net sales for the three months period ended April 1, 2017 increased 2.7% to $530.3 million as compared to $516.4 million in the three months period ended April 2, 2016. Of the $13.9 million increase in net sales, $44.6 million, or 8.6%, was attributable to acquisition growth, resulting from the fiscal 2016 acquisition of Follett. Excluding the acquisition, net sales decreased $30.7 million, or 5.9%, from the prior year quarter. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended April 1, 2017 reduced net sales by approximately $13.3 million or 2.6%. Excluding the impact of foreign exchange and acquisition, sales decreased 3.4% for the quarter, including a net sales decrease of 2.6% at the Commercial Foodservice Equipment Group, 0.9% decrease at the Food Processing Equipment Group and a 5.9% decrease at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $33.2 million, or 11.9%, to $312.2 million in the three months period ended April 1, 2017, as compared to $279.0 million in the prior year quarter. Net sales resulting from the acquisition of Follett, which was acquired on May 31, 2016, accounted for an increase of $44.6 million during the three months period ended April 1, 2017. Excluding the impact of this acquisition, net sales of the Commercial Foodservice Equipment Group decreased $11.4 million, or 4.1%, as compared to the prior year quarter. Excluding the impact of foreign exchange and acquisition, net sales decreased 2.6% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $32.9 million, or 17.8%, to $217.5 million, as compared to $184.6 million in the prior year quarter. This includes an increase of $40.1 million from the recent acquisition. Excluding the acquisition, the net decrease in sales was $7.2 million, or 3.9%. The domestic sales reduction reflects lower sales to restaurant chains in comparison to the prior year. International sales increased $0.3 million, or 0.3%, to $94.7 million, as compared to $94.4 million in the prior year quarter. This includes an increase of $4.5 million from the recent acquisition offset by a reduction of $4.2 million due to the unfavorable impact of exchange rates. Excluding acquisition and exchange effect, net sales were consistent quarter over quarter.

•
Net sales of the Food Processing Equipment Group decreased by $1.3 million, or 1.7%, to $77.3 million in the three months period ended April 1, 2017, as compared to $78.6 million in the prior year quarter. Excluding the impact of foreign exchange, net sales decreased 0.9% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $2.6 million, or 4.4%, to $61.2 million, as compared to $58.6 million in the prior year quarter. International sales decreased $3.9 million, or 19.5%, to $16.1 million, as compared to $20.0 million in the prior year quarter, offset by $0.6 million related to the unfavorable impact of exchange rates. The decline in sales is attributable to timing of certain larger projects that occur between comparative periods on a normalized basis.

•
Net sales of the Residential Kitchen Equipment Group decreased by $17.9 million, or 11.3%, to $140.8 million in three months period ended April 1, 2017, as compared to $158.7 million in the prior year quarter. Excluding the impact of foreign exchange, net sales of the Residential Kitchen Equipment Group decreased 5.9%, as compared to the prior year quarter. This decrease is net of price increases, which are estimated to have added 2.0% to net sales in comparison to the prior year. Domestically, the company realized a sales decrease of $1.3 million, or 1.6%, to $81.4 million, as compared to $82.7 million in the prior year quarter. International sales decreased $16.6 million, or 21.8% to $59.4 million, as compared to $76.0 million in the prior year quarter. This includes $8.5 million of unfavorable impact of exchange rates. The sales decrease reflects the impact of product rationalization at the AGA Group in connection with prior year acquisition integration initiatives. Sales also continue to be affected by the 2015 recall of certain Viking products manufactured prior to 2013 and Middleby's acquisition of Viking.

GROSS PROFIT. Gross profit increased to $209.5 million in the three months period ended April 1, 2017 from $196.8 million in the prior year quarter, reflecting the impact the impact of increased sales from the acquisition, offset by the impact of foreign exchange rates, which reduced gross profit by $4.8 million. The gross margin rate increased from 38.1% in the first quarter of 2016 to 39.5% in the first quarter of 2017.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $11.8 million, or 10.2%, to $127.7 million in three months period ended April 1, 2017, as compared to $115.9 million in the prior year quarter. Gross profit from the acquisition of Follett accounted for approximately $17.0 million of the increase in gross profit during the period. Excluding the recent acquisition, gross profit decreased by approximately $5.2 million due to lower sales volume and product mix in comparison to prior year quarter. The impact of foreign exchange rates reduced gross profit by approximately $1.1 million. The gross margin rate decreased to 40.9% as compared to 41.5% in the prior year quarter due to lower margins at Follett.

•
Gross profit at the Food Processing Equipment Group decreased by $1.0 million, or 3.2%, to $30.5 million in the three months period ended April 1, 2017, as compared to $31.5 million in the prior year quarter. The impact of foreign exchange rates reduced gross profit by approximately $0.5 million. The gross margin rate decreased to 39.5% as compared to 40.1% in the prior year quarter, reflecting the impact of less favorable sales mix and higher steel costs.

•
Gross profit at the Residential Kitchen Equipment Group increased by $2.6 million, or 5.3%, to $52.0 million in the three months period ended April 1, 2017, as compared to $49.4 million in the prior year quarter. The impact of foreign exchange rates reduced gross profit by approximately $3.2 million. The gross margin rate increased to 36.9% as compared to 31.1% in the prior year quarter, due to the impact of improved margins at the AGA Group and Uline as a result of cost reduction and acquisition integration initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased from $109.8 million in the three months period ended April 2, 2016 to $106.6 million in the three months period ended April 1, 2017. As a percentage of net sales, operating expenses were 21.4% in the three months period ended April 2, 2016, as compared to 20.4% in the three months period ended April 1, 2017.
Selling, general and administrative expenses reflect increased costs of $8.4 million associated with the Follett acquisition, including $1.1 million of intangible amortization expense. The favorable impact of foreign exchange rates, reduced selling, general and administrative expenses by approximately $3.0 million. Additionally, selling general and administrative expenses decreased $2.9 million related to lower intangible amortization expense and $1.5 million related to lower non-cash share based compensation. Lower expenses also reflects the impact of prior year cost savings initiatives.
Restructuring expenses increased to $1.1 million from $0.6 million in the three months period ended April 2, 2016 to $1.7 million in the three months period ended April 1, 2017 related to cost reduction initiatives related to the AGA Group.
NON-OPERATING EXPENSES. Interest and deferred financing amortization costs increased to $5.8 million in the three months period ended April 1, 2017 as compared to $5.3 million in the prior year quarter. Other expenses amounted to $1.9 million in the three months period ended April 1, 2017, as compared to other income of $0.8 million in the prior year quarter and consists mainly of foreign exchange gains and losses.
INCOME TAXES. A tax provision of $22.7 million, at an effective rate of 24.3%, was recorded during the three months period ended April 1, 2017, as compared to a $27.4 million provision at a 33.4% effective rate in the prior year quarter. In comparison to the prior year, the tax provision reflects a lower effective tax rate attributable to an excess tax benefit related to share-based compensation and an increase of earnings in foreign jurisdictions with lower tax rates. The discrete tax benefit recognized was a result of the adoption of ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting," which requires all excess tax benefits or deficiencies from share-based payments to be recognized as income tax expense or benefit in the condensed consolidated statement of comprehensive income. The company recognized an income tax benefit of $7.9 million related to excess tax benefits as a reduction of income tax expense.
Financial Condition and Liquidity
During the three months ended April 1, 2017, cash and cash equivalents increased by $8.1 million to $76.6 million at April 1, 2017 from $68.5 million at December 31, 2016. Net borrowings decreased from $732.1 million at December 31, 2016 to $728.6 million at April 1, 2017.
OPERATING ACTIVITIES. Net cash provided by operating activities was $46.9 million for the three months ended April 1, 2017, compared to $14.5 million for the three months ended April 2, 2016.
During the three months ended April 1, 2017, increased working capital levels reduced operating cash flows by $56.7 million. These changes in working capital levels included a $19.4 million decrease in accounts receivable due to the impact of lower sales volumes in the first quarter and lower receivable balances at the Food Processing Equipment Group due to the timing of projects which are often paid in advance. Inventory increased $24.1 million due to several factors including the timing of orders for the Food Processing Equipment Group and the lower sales volumes in the first quarter. Changes in working capital also included a $42.4 million decrease in accrued expenses and other non-current liabilities primarily related to the payment of 2016 annual rebate programs at the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group.
INVESTING ACTIVITIES. During the three months ended April 1, 2017, net cash used for investing activities amounted to $11.0 million. This included $0.7 million for the 2016 acquisition of Follett, $2.0 million related to contingent consideration payments from previous years' acquisitions and $8.3 million of additions and upgrades of production equipment and manufacturing facilities.

FINANCING ACTIVITIES. Net cash flows used by financing activities were $28.9 million during the three months ended April 1, 2017. The company’s borrowing activities included $3.1 million of net repayments under its $2.5 billion Credit Facility and $1.2 million of net repayments under its foreign banking facilities.
The company used $24.6 million to repurchase 177,097 shares of its common stock that were surrendered to the company by employees in lieu of cash for payment for withholding taxes related to restricted stock vestings that occurred during the three months ended April 1, 2017.
At April 1, 2017, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its Credit Facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, acquisitions, product development and integration expenditures for the foreseeable future.
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

In March 2016, the FASB issued ASU No. 2016-05, "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships". The amendments in ASU 2016-05 clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of the hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this update may be applied on either a prospective basis or a modified retrospective basis. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2016. We adopted this guidance on January 1, 2017 and it did not have an impact on the company's financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting". The amendments in ASU-09 simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2016. The company adopted ASU No. 2016-09 effective January 1, 2017 on a prospective basis. The adoption of this guidance resulted in the recognition of excess tax benefits in the company's provision for income taxes within the Condensed Consolidated Statements of Comprehensive Income rather than paid-in-capital of approximately $7.9 million for the three months period ended April 1, 2017. Additionally, the company's Condensed Consolidated Statement of Cash Flows now presents excess tax benefits as an operating activity rather than a financing activity.

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

In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". The amendments in ASU-07 require that an employer report the service costs component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2017. Early adoption is permitted. Net income will not change as a result of the adoption of this standard. The company is currently evaluating the remaining impacts the ASU will have on its condensed consolidated financial statements.
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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period Ending	Variable Rate Debt

April 1, 2018	$4,860
April 1, 2019	290
April 1, 2020	115
April 1, 2021	115
April 1, 2022 and thereafter	723,225
$728,605
On July 28, 2016, the company entered into an amended and restated five-year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"), with the potential under certain circumstances to increase the amount of the Credit Facility to $3.0 billion. As of April 1, 2017, the company had $723.0 million of borrowings outstanding under the Credit Facility, including $681.0 million of borrowings in U.S. Dollars and $42.0 million of borrowings denominated in British Pounds. The company also had $10.2 million in outstanding letters of credit as of April 1, 2017, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $1.8 billion at April 1, 2017.
At April 1, 2017, borrowings under the Credit Facility accrued interest at a rate of 1.25% above LIBOR per annum or 0.25% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 2.15% for the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s funded debtless unrestricted cash to pro forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.200% per annum as of April 1, 2017.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At April 1, 2017, these foreign credit facilities amounted to $5.4 million in U.S. Dollars with a weighted average per annum interest rate of approximately 9.50%.
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the revolving credit line. At April 1, 2017, the company had outstanding floating-to-fixed interest rate swaps totaling $110.0 million notional amount carrying an average interest rate of 0.94% maturing in less than 12 months and $324.0 million notional amount carrying an average interest rate of 1.30% that mature in more than 12 months but less than 84 months.

The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debtless Unrestricted Cash to Pro Forma EBIDTA (each as defined in the Credit Facility) of 3.50 to 1.00, which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At April 1, 2017, the company was in compliance with all covenants pursuant to its borrowing agreements.
Financing Derivative Instruments
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of April 1, 2017, the fair value of these instruments was an asset of $9.6 million. The change in fair value of these swap agreements in the first three months of 2017 was a gain of $0.5 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward and option purchase and sales contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a loss of $2.0 million at the end of the first quarter of 2017.

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
As of April 1, 2017, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended April 1, 2017, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended April 1, 2017, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
January 1 to January 28, 2017	—	$—	—	2,566,762
January 29 to February 25, 2017	—	—	—	2,566,762
February 26 to April 1, 2017	177,097	139.16	24,644,818	2,389,665
Quarter ended April 1, 2017	177,097	$139.16	24,644,818	2,389,665
(1) In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of common shares in open market purchases. During 2013, the company's Board of Directors authorized the purchase of additional common shares in open market purchases. As of April 1, 2017, the total number of shares authorized for repurchase under the program is 4,570,266. As of April 1, 2017, 2,180,601 shares had been purchased under the 1998 stock repurchase program.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended April 1, 2017, filed on May 11, 2017, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	May 11, 2017	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer