Form 10-Q
period 2017-07-01
MIDDLEBY CORP
filed 2017-08-10
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 1, 2017
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

As of August 4, 2017, there were 57,610,771 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION AND SUBSIDIARIES

QUARTER ENDED JULY 1, 2017

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Jul 1, 2017	Dec 31, 2016
Current assets:
Cash and cash equivalents	$64,873	$68,485
Accounts receivable, net of reserve for doubtful accounts of $12,399 and $12,600	327,148	325,868
Inventories, net	421,934	368,243
Prepaid expenses and other	50,798	42,704
Prepaid taxes	19,566	6,399
Total current assets	884,319	811,699
Property, plant and equipment, net of accumulated depreciation of $128,408 and $119,435	264,786	221,571
Goodwill	1,134,994	1,092,722
Other intangibles, net of amortization of $186,606 and $168,369	774,976	696,171
Long-term deferred tax assets	46,876	51,699
Other assets	34,584	43,274
Total assets	$3,140,535	$2,917,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$4,860	$5,883
Accounts payable	148,913	146,921
Accrued expenses	290,855	335,605
Total current liabilities	444,628	488,409
Long-term debt	798,414	726,243
Long-term deferred tax liability	102,621	77,760
Accrued pension benefits	323,795	322,988
Other non-current liabilities	43,517	36,418
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 95,000,000 shares authorized; 62,693,417 and 62,445,315 shares issued in 2017 and 2016, respectively	145	144
Paid-in capital	374,121	355,287
Treasury stock, at cost; 5,082,646 and 4,905,549 shares in 2017 and 2016, respectively	(229,925)	(205,280)
Retained earnings	1,547,761	1,399,490
Accumulated other comprehensive loss	(264,542)	(284,323)
Total stockholders' equity	1,427,560	1,265,318
Total liabilities and stockholders' equity	$3,140,535	$2,917,136

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jul 1, 2017	Jul 2, 2016	Jul 1, 2017	Jul 2, 2016
Net sales	$579,343	$580,456	$1,109,640	$1,096,811
Cost of sales	344,735	346,954	665,582	666,536
Gross profit	234,608	233,502	444,058	430,275
Selling, general and administrative expenses	113,020	115,199	219,666	224,991
Restructuring expenses	11,494	6,390	13,219	6,996
Gain on sale of plant	(12,042)	—	(12,042)	—
Income from operations	122,136	111,913	223,215	198,288
Interest expense and deferred financing amortization, net	5,702	6,059	11,507	11,335
Other expense (income), net	302	(3,838)	2,169	(4,638)
Earnings before income taxes	116,132	109,692	209,539	191,591
Provision for income taxes	38,563	36,801	61,268	64,162
Net earnings	$77,569	$72,891	$148,271	$127,429

Net earnings per share:
Basic	$1.35	$1.28	$2.59	$2.23
Diluted	$1.35	$1.28	$2.59	$2.23
Weighted average number of shares
Basic	57,299	57,022	57,201	57,037
Dilutive common stock equivalents[1]	—	—	—	—
Diluted	57,299	57,022	57,201	57,037
Comprehensive income	$88,542	$54,388	$168,052	$112,187

1There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	Jul 1, 2017	Jul 2, 2016
Cash flows from operating activities--
Net earnings	$148,271	$127,429
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	32,315	31,240
Non-cash share-based compensation	6,505	11,160
Deferred income taxes	17,579	8,593
Gain on sale of plant	(12,042)	—
Impairment of equipment	2,929	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	17,257	(16,745)
Inventories, net	(25,607)	(23,358)
Prepaid expenses and other assets	(17,442)	(8,575)
Accounts payable	(10,832)	36
Accrued expenses and other liabilities	(72,897)	(34,098)
Net cash provided by operating activities	86,036	95,682
Cash flows from investing activities--
Additions to property, plant and equipment	(31,708)	(13,108)
Proceeds on sale of plant	14,278	—
Acquisitions, net of cash acquired	(119,262)	(212,024)
Net cash used in investing activities	(136,692)	(225,132)
Cash flows from financing activities--
Net proceeds under Credit Facility	70,548	128,500
Net (repayments) proceeds under international credit facilities	(1,130)	26,165
Net (repayments) under other debt arrangement	(17)	(17)
Repurchase of treasury stock	(24,645)	(4,418)
Excess tax (detriment) related to share-based compensation	—	(833)
Net cash provided by financing activities	44,756	149,397
Effect of exchange rates on cash and cash equivalents	2,288	(1,444)
Changes in cash and cash equivalents--
Net (decrease) increase in cash and cash equivalents	(3,612)	18,503
Cash and cash equivalents at beginning of year	68,485	55,528
Cash and cash equivalents at end of period	$64,873	$74,031

Non-cash investing and financing activities:
Stock issuance related to the acquisition of CVP Systems	$12,330	$—

See accompanying notes

THE MIDDLEBY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 1, 2017
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
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of July 1, 2017 and December 31, 2016, the results of operations for the three and six months ended July 1, 2017 and July 2, 2016 and cash flows for the six months ended July 1, 2017 and July 2, 2016.
Certain prior year amounts have been reclassified to be consistent with current year presentation, including combining selling and distribution expenses with general and administrative expenses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses. Significant estimates and assumptions are used for, but are not limited to, allowances for doubtful accounts, reserves for excess and obsolete inventories, long-lived and intangible assets, warranty reserves, insurance reserves, income tax reserves, non-cash share-based compensation and post-retirement obligations. Actual results could differ from the company's estimates.

B)	Non-Cash Share-Based Compensation
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $3.0 million and $6.2 million for the second quarter periods ended July 1, 2017 and July 2, 2016, respectively. Non-cash share-based compensation expense was $6.5 million and $11.2 million for the six months ended July 1, 2017 and July 2, 2016, respectively.
During the first quarter ended April 1, 2017, the company issued restricted shares under its 2011 Stock Incentive Plan. These amounts are contingent on the attainment of certain performance objectives. The aggregate grant-date fair value of these awards was $9.6 million, based on the closing share price of the company's stock at the date of the grant.

C)	Income Taxes
As of December 31, 2016, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $20.3 million (of which $20 million would impact the effective tax rate if recognized) plus approximately $2.7 million of accrued interest and $4.9 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of July 1, 2017, the company recognized a tax expense of $2.7 million for unrecognized tax benefits related to current year tax exposures.
It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that approximately $2.4 million of its remaining unrecognized tax benefits may be recognized over the next twelve months as a result of lapses of statutes of limitations.

The effective rate for the six months period ended July 1, 2017 was 29.2% as compared to 33.5% for the six months period ended July 2, 2016. The tax rate in the six months period ended July 1, 2017 was favorably impacted by a tax benefit from the adoption of ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting," which resulted in the recognition of excess tax benefits from share-based payments to be recognized as income tax benefit in the condensed consolidated statement of comprehensive income.
A summary of the tax years that remain subject to examination in the company’s major tax jurisdictions are:

United States - federal	2012 – 2016
United States - states	2007 – 2016
Australia	2012 – 2016
Brazil	2012 – 2016
Canada	2007 – 2016
China	2007 – 2016
Czech Republic	2014 – 2016
Denmark	2012 – 2016
Estonia	2013 – 2016
France	2014 – 2016
Germany	2014 – 2016
India	2013 – 2016
Ireland	2010 – 2016
Italy	2012 – 2016
Luxembourg	2012 – 2016
Mexico	2011 – 2016
Netherlands	2005 – 2016
Philippines	2014 – 2016
Poland	2011 – 2016
Romania	2007 – 2016
Spain	2012 – 2016
Sweden	2010 – 2016
Switzerland	2008 – 2016
Taiwan	2012 – 2012
United Kingdom	2015 – 2016

D)	Fair Value Measures
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
Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
Level 3 – Unobservable inputs based on our own assumptions.
The company’s financial liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of July 1, 2017
Financial Assets:
Interest rate swaps	$—	$7,894	$—	$7,894

Financial Liabilities:
Interest rate swaps	$—	$3	$—	$3
Contingent consideration	$—	$—	$4,108	$4,108

As of December 31, 2016
Financial Assets:
Interest rate swaps	$—	$8,842	$—	$8,842

Financial Liabilities:
Interest rate swaps	$—	$100	$—	$100
Contingent consideration	$—	$—	$6,612	$6,612
The contingent consideration as of July 1, 2017 relates to the earnout provisions recorded in conjunction with the acquisitions of Desmon and Induc.
The contingent consideration as of December 31, 2016 relates to the earnout provisions recorded in conjunction with the acquisitions of PES, Desmon, Goldstein Eswood and Induc.
The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings, as defined in the respective purchase agreements. On a quarterly basis the company assesses the projected results for each of the acquired businesses in comparison to the earnout targets and adjusts the liability accordingly. During the six months ended July 1, 2017 the change in contingent consideration is primarily related to payments on earnout provisions.
E)    Consolidated Statements of Cash Flows
Cash paid for interest was $11.3 million and $10.3 million for the six months ended July 1, 2017 and July 2, 2016, respectively. Cash payments totaling $75.1 million and $53.6 million were made for income taxes for the six months ended July 1, 2017 and July 2, 2016, respectively.

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
Emico
On May 20, 2016, the company completed its acquisition of certain assets of Emico Automated Bakery Equipment Solutions ("Emico"), manufacturer of high speed dough make-up bakery equipment located in Sante Fe Springs, California, for a purchase price of approximately $1.0 million. Additional deferred payments of approximately $1.7 million in aggregate are also due to the seller during the two year period subsequent to the acquisition. During the second quarter of 2017, deferred payments of $1.0 million in aggregate were paid to the seller.
The final allocation of cash paid for the Emico acquisition is summarized as follows (in thousands):

	(as initially reported) May 20, 2016	Measurement Period Adjustments	(as adjusted) May 20, 2016
Current assets	$746	(65)	681
Goodwill	1,816	183	1,999
Current liabilities	(934)	(62)	(996)
Other non-current liabilities	(628)	(56)	(684)

Consideration paid at closing	$1,000	$—	$1,000

Deferred payments	1,559	118	1,677

Net assets acquired and liabilities assumed	$2,559	$118	$2,677
The goodwill is subject to the non-amortization provisions of ASC 350 "Intangibles - Goodwill and Other", is allocated to the Food Processing Equipment Group for segment reporting purposes and is expected to be deductible for tax purposes.

Follett
On May 31, 2016, the company completed its acquisition of substantially all of the assets of Follett Corporation ("Follett"), a leading manufacturer of ice machines, ice and water dispensing equipment, ice storage and transport products and medical grade refrigeration products for the foodservice and healthcare industries headquartered in Easton, Pennsylvania, for a purchase price of approximately $206.9 million, net of cash acquired. During the first quarter of 2017, the company finalized the working capital provision provided by the purchase agreement resulting in an additional payment to the seller of $0.7 million.
The final allocation of cash paid for the Follett acquisition is summarized as follows (in thousands):

	(as initially reported) May 31, 2016	Measurement Period Adjustments	(as adjusted) May 31, 2016
Cash	$22,620	$2,888	$25,508
Current assets	41,602	(2,249)	39,353
Property, plant and equipment	19,868	8,598	28,466
Goodwill	76,220	(35,656)	40,564
Other intangibles	82,450	41,810	124,260
Other assets	1,358	170	1,528
Current liabilities	(11,779)	(10,801)	(22,580)
Other non-current liabilities	(616)	(4,064)	(4,680)

Net assets acquired and liabilities assumed	$231,723	$696	$232,419
The goodwill and $67.8 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $55.2 million allocated to customer relationships and $1.3 million allocated to backlog, which are to be amortized over periods of 8 years and 3 months, respectively. Goodwill and other intangibles of Follett are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

Burford
On May 1, 2017, the company completed its acquisition of all of the capital stock of Burford Corp. ("Burford"). Burford is a leading manufacturer of industrial baking equipment for the food processing industry located in Maysville, Oklahoma, for a purchase price of $15.2 million, net of cash acquired. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the third quarter of 2017.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) May 1, 2017
Cash	$2,514
Current assets	8,594
Property, plant and equipment	656
Goodwill	7,289
Other intangibles	4,900
Current liabilities	(4,424)
Long term deferred tax liability	(1,840)

Net assets acquired and liabilities assumed	$17,689
The long term deferred tax liability amounted to $1.8 million. The net liability is comprised of $2.0 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets, net of $0.2 million of assets arising from the difference between the book and tax basis of tangible asset and liability accounts.
The goodwill and $2.4 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $2.1 million allocated to customer relationships, $0.1 million allocated to developed technology and $0.3 million allocated to backlog, which are to be amortized over periods of 5 years, 5 years and 3 months, respectively. Goodwill and other intangibles of Burford are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
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

CVP Systems
On June 30, 2017, the company completed its acquisition of all of the capital stock of CVP Systems, Inc. ("CVP Systems"), a leading manufacturer of high-speed packaging systems for the meat processing industry located in Downers Grove, Illinois, for a purchase price of $30.5 million, net of cash acquired. The purchase price included $18.2 million in cash and 106,254 shares of Middleby common stock valued at $12.3 million. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the fourth quarter of 2017.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) June 30, 2017
Cash	$621
Current assets	5,973
Property, plant and equipment	238
Goodwill	20,297
Other intangibles	8,700
Current liabilities	(1,532)
Long term deferred tax liability	(3,168)

Net assets acquired and liabilities assumed	$31,129
The long term deferred tax liability amounted to $3.2 million. The net liability is comprised of $3.3 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible asset, net of $0.1 million of assets arising from the difference between the book and tax basis of tangible asset and liability accounts.
The goodwill and $4.3 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $3.6 million allocated to customer relationships, $0.2 million allocated to developed technology and $0.6 million allocated to backlog, which are to be amortized over periods of 5 years, 5 years and 3 months, respectively. Goodwill and other intangibles of CVP Systems are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
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

Sveba Dahlen
On June 30, 2017, the company completed its acquisition of all of the capital stock of Sveba Dahlen Group ("Sveba Dahlen"), a developer and manufacturer of ovens and baking equipment for the commercial foodservice and industrial baking industries headquartered in Fristad, Sweden, for a purchase price of $81.4 million, net of cash acquired.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) June 30, 2017
Cash	$4,569
Current assets	22,686
Property, plant and equipment	9,128
Other assets	1,170
Goodwill	33,785
Other intangibles	34,175
Current liabilities	(11,782)
Long term deferred tax liability	(7,751)
Other non-current liabilities	(42)

Net assets acquired and liabilities assumed	$85,938
The long term deferred tax liability amounted to $7.8 million. The liability is comprised of $7.5 million of deferred tax liability related to the difference between the book and tax basis of identifiable assets and $0.3 million of liabilities arising from the difference between the book and tax basis of tangible asset and liability accounts.
The goodwill and $20.7 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $12.0 million allocated to customer relationships, $1.2 million allocated to developed technology and $0.3 million allocated to backlog, which are to be amortized over periods of 7 years, 5 years and 3 months, respectively. Goodwill and other intangibles of Sveba Dahlen are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
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

Pro Forma Financial Information

In accordance with ASC 805 “Business Combinations”, the following unaudited pro forma results of operations for the six months ended July 1, 2017 and July 2, 2016, assumes the 2016 acquisition of Follett and the 2017 acquisitions of Burford, CVP Systems and Sveba Dahlen were completed on January 3, 2016 (first day of fiscal year 2016). The following pro forma results include adjustments to reflect additional interest expense to fund the acquisitions, amortization of intangibles associated with the acquisitions, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Six Months Ended
	July 1, 2017	July 2, 2016
Net sales	$1,153,875	$1,212,108
Net earnings	150,513	133,583

Net earnings per share:
Basic	2.63	2.34
Diluted	2.63	2.34

The supplemental pro forma financial information presented above has been prepared for comparative purposes and is not necessarily indicative of either the results of operations that would have occurred had the acquisitions of Follett, Burford, CVP Systems and Sveba Dahlen been effective on January 3, 2016 nor are they indicative of any future results. Also, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate Follett, Burford, CVP Systems and Sveba Dahlen.

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

In May 2014, the Financial Accounts Standards Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This update amends the current guidance on revenue recognition related to contracts with customers. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In early 2016, the FASB issued additional updates: ASU No. 2016-10, 2016-11 and 2016-12. These updates provide further guidance and clarification on specific items within the previously issued update. In July 2015, the FASB decided to delay the effective date of the new revenue standard to be effective for interim and annual periods beginning on or after December 15, 2017 for public companies. The guidance can be applied using one of two retrospective application methods. The company established a global steering committee with a project plan to analyze the impact of this standard. The company has begun surveying the businesses within each reporting segment, identifying the various revenue streams, initiating contract reviews and reviewing current accounting policies and practices to identify potential differences that would result from the application of the standard. The company will adopt this standard, as required, for fiscal year 2018 and expects to use the modified retrospective approach, with the cumulative effect, if any, recognized in the opening balance of retained earnings. The company is continuing to evaluate the impact the application of these ASU's will have, if any, on the company's financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting". The amendments in ASU-09 simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2016. The company adopted ASU No. 2016-09 effective January 1, 2017 on a prospective basis. The adoption of this guidance resulted in the recognition of excess tax benefits in the company's provision for income taxes within the Condensed Consolidated Statements of Comprehensive Income rather than paid-in-capital of approximately $7.9 million for the six months period ended July 1, 2017. Additionally, the company's Condensed Consolidated Statement of Cash Flows now presents excess tax benefits as an operating activity rather than a financing activity.

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
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of December 31, 2016	$(116,411)	$(173,394)	$5,482	$(284,323)
Other comprehensive income before reclassification	29,456	(9,174)	305	20,587
Amounts reclassified from accumulated other comprehensive income	—	—	(806)	(806)
Net current-period other comprehensive income	$29,456	$(9,174)	$(501)	$19,781
Balance as of July 1, 2017	$(86,955)	$(182,568)	$4,981	$(264,542)
(1) As of July 1, 2017 pension and interest rate swap amounts are net of tax of $(39.9) million and $3.3 million, respectively.
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jul 1, 2017	Jul 2, 2016	Jul 1, 2017	Jul 2, 2016
Net earnings	$77,569	$72,891	$148,271	$127,429
Currency translation adjustment	18,621	(19,579)	29,456	(19,975)
Pension liability adjustment, net of tax	(6,647)	1,078	(9,174)	4,856
Unrealized gain on interest rate swaps, net of tax	(1,001)	(2)	(501)	(123)
Comprehensive income	$88,542	$54,388	$168,052	$112,187

6)	Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at July 1, 2017 and December 31, 2016 are as follows:

	Jul 1, 2017	Dec 31, 2016
	(in thousands)
Raw materials and parts	$187,077	$154,647
Work-in-process	38,556	35,975
Finished goods	196,301	177,621
	$421,934	$368,243

7)	Goodwill
Changes in the carrying amount of goodwill for the six months ended July 1, 2017 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 31, 2016	$542,090	$134,680	$415,952	$1,092,722
Goodwill acquired during the year	$33,785	$27,586	$—	$61,371
Measurement period adjustments to goodwill acquired in prior year	(36,408)	41	—	(36,367)
Exchange effect	4,124	2,660	10,484	17,268
Balance as of July 1, 2017	$543,591	$164,967	$426,436	$1,134,994

8)	Intangibles

Intangible assets consist of the following (in thousands):

	July 1, 2017			December 31, 2016
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	7.3	$301,082	$(153,598)	5.5	$251,025	$(136,895)
Backlog	0.3	16,285	(15,276)	0.0	13,550	(13,550)
Developed technology	4.1	21,640	(17,732)	4.8	24,874	(17,924)
		$339,007	$(186,606)		$289,449	$(168,369)
Indefinite-lived assets:
Trademarks and tradenames		$622,575			$575,091

The aggregate intangible amortization expense was $10.5 million and $9.4 million for the second quarter periods ended July 1, 2017 and July 2, 2016, respectively. The aggregate intangible amortization expense was $17.3 million and $18.0 million for the six months ended July 1, 2017 and July 2, 2016, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

2017	$33,436
2018	28,033
2019	23,873
2020	21,282
2021	18,572
Thereafter	27,205
$152,401

9)	Accrued Expenses
Accrued expenses consist of the following:

	Jul 1, 2017	Dec 31, 2016
	(in thousands)
Accrued payroll and related expenses	$62,232	$74,505
Accrued warranty	48,965	40,851
Advanced customer deposits	40,394	41,735
Accrued customer rebates	29,972	49,923
Accrued professional fees	13,460	16,605
Accrued sales and other tax	13,093	13,565
Accrued agent commission	11,644	12,834
Accrued product liability and workers compensation	11,557	11,417
Product recall	6,154	7,003
Restructuring	3,945	2,295
Other accrued expenses	49,439	64,872

	$290,855	$335,605

10)	Warranty Costs
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
A rollforward of the warranty reserve is as follows:

Six Months Ended
Jul 1, 2017
(in thousands)
Balance as of December 31, 2016	$40,851
Warranty reserve related to acquisitions	6,288
Warranty expense	27,611
Warranty claims	(25,785)
Balance as of July 1, 2017	$48,965

11)	Financing Arrangements

	Jul 1, 2017	Dec 31, 2016
	(in thousands)
Credit Facility	$797,647	$725,500
Other international credit facilities	5,432	6,413
Other debt arrangement	195	213
Total debt	$803,274	$732,126
Less: Current maturities of long-term debt	4,860	5,883
Long-term debt	$798,414	$726,243
On July 28, 2016, the company entered into an amended and restated five-year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"), with the potential under certain circumstances to increase the amount of the Credit Facility to $3.0 billion. As of July 1, 2017, the company had $797.6 million of borrowings outstanding under the Credit Facility, including $766.5 million of borrowings in U.S. Dollars and $31.1 million of borrowings denominated in British Pounds. The company also had $9.1 million in outstanding letters of credit as of July 1, 2017, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $1.7 billion at July 1, 2017.
At July 1, 2017, borrowings under the Credit Facility accrued interest at a rate of 1.13% above LIBOR per annum or 0.13% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 2.58% for the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s funded debtless unrestricted cash to pro forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.150% per annum as of July 1, 2017.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At July 1, 2017, these foreign credit facilities amounted to $5.4 million in U.S. dollars with a weighted average per annum interest rate of approximately 8.05%.
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

	Jul 1, 2017		Dec 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$803,274	$803,274	$732,126	$732,126
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At July 1, 2017, the company had outstanding floating-to-fixed interest rate swaps totaling $85.0 million notional amount carrying an average interest rate of 0.98% maturing in less than 12 months and $324.0 million notional amount carrying an average interest rate of 1.30% that mature in more than 12 months but less than 84 months.
.

The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debtless Unrestricted Cash to Pro Forma EBIDTA (each as defined in the Credit Facility) of 3.50 to 1.00, which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At July 1, 2017, the company was in compliance with all covenants pursuant to its borrowing agreements.

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
Foreign Exchange: The company uses foreign currency forward and option purchase and sales contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The fair value of the forward and option contracts was a loss of $2.8 million at the end of the second quarter of 2017.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of July 1, 2017, the fair value of these instruments was an asset of $7.9 million. The change in fair value of these swap agreements in the first six months of 2017 was a loss of $1.0 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Jul 1, 2017	Dec 31, 2016
Fair value	Other assets	$7,894	$8,842
Fair value	Accrued expenses	$(3)	$(100)

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Six Months Ended
	Presentation of Gain/(loss)	Jul 1, 2017	Jul 2, 2016	Jul 1, 2017	Jul 2, 2016
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$(1,955)	$(211)	$(1,643)	$(730)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(284)	$(208)	$(806)	$(525)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$(8)	$(4)	$(15)	$7
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
The Commercial Foodservice Equipment Group manufactures, sells, and distributes cooking equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in California, Illinois, Michigan, New Hampshire, North Carolina, Pennsylvania, Tennessee, Texas, Vermont, Washington, Australia, China, Denmark, Estonia, Italy, the Philippines, Poland, Sweden and the United Kingdom. Principal product lines of this group include conveyor ovens, ranges, steamers, convection ovens, combi-ovens, broilers and steam cooking equipment, induction cooking systems, baking and proofing ovens, charbroilers, catering equipment, fryers, toasters, hot food servers, food warming equipment, griddles, coffee and beverage dispensing equipment, professional refrigerators, coldrooms, ice machines, freezers and kitchen processing and ventilation equipment. These products are sold and marketed under the brand names: Anets, Bear Varimixer, Beech, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, CTX, Carter-Hoffmann, Celfrost, Concordia, CookTek, Desmon, Doyon, Eswood, Follett, Frifri, Giga, Goldstein, Holman, Houno, IMC, Induc, Jade, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, Southbend, Star, Sveba Dahlen, Toastmaster, TurboChef, Wells and Wunder-Bar.
The Food Processing Equipment Group manufactures preparation, cooking, packaging, food handling and food safety equipment for the food processing industry. This business segment has manufacturing operations in Georgia, Illinois, Iowa, North Carolina, Oklahoma, Texas, Virginia, Wisconsin, France, Germany and the United Kingdom. Principal product lines of this group include batch ovens, belt ovens, continuous processing ovens, frying systems, automated thermal processing systems, automated loading and unloading systems, meat presses, breading, battering, mixing, seeding, water cutting systems, forming, grinding and slicing equipment, food suspension, reduction and emulsion systems, defrosting equipment, packaging and food safety equipment. These products are sold and marketed under the brand names: Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Cozzini, CVP Systems, Danfotech, Drake, Glimek, Maurer-Atmos, MP Equipment, RapidPak, Spooner Vicars, Stewart Systems and Thurne.
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
Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jul 1, 2017		Jul 2, 2016		Jul 1, 2017		Jul 2, 2016
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$333,753	57.6%	$321,028	55.3%	$646,002	58.2%	$600,014	54.7%
Food Processing	92,368	15.9	83,475	14.4	169,644	15.3	162,111	14.8
Residential Kitchen	153,222	26.5	175,953	30.3	293,994	26.5	334,686	30.5
Total	$579,343	100.0%	$580,456	100.0%	$1,109,640	100.0%	$1,096,811	100.0%

The following table summarizes the results of operations for the company's business segments(1) (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
Three Months Ended July 1, 2017
Net sales	$333,753	$92,368	$153,222	$—	$579,343
Income (loss) from operations	95,007	24,199	22,006	(19,076)	122,136
Depreciation and amortization expense	8,496	1,657	7,627	478	18,258
Net capital expenditures	20,764	1,308	1,661	(301)	23,432

Six Months Ended July 1, 2017
Net sales	$646,002	$169,644	$293,994	$—	$1,109,640
Income (loss) from operations	175,548	42,188	40,918	(35,439)	223,215
Depreciation and amortization expense	13,478	3,044	14,834	959	32,315
Net capital expenditures	26,749	1,946	2,943	70	31,708

Total assets	$1,495,316	$393,674	$1,205,676	$45,869	$3,140,535

Three Months Ended July 2, 2016
Net sales	$321,028	$83,475	$175,953	$—	$580,456
Income (loss) from operations	93,732	19,186	22,364	(23,369)	111,913
Depreciation and amortization expense	5,575	1,520	8,238	977	16,310
Net capital expenditures	3,322	884	1,078	131	5,415

Six Months Ended July 2, 2016
Net sales	$600,014	$162,111	$334,686	$—	$1,096,811
Income (loss) from operations	170,301	37,049	32,215	(41,277)	198,288
Depreciation and amortization expense	9,946	2,958	16,942	1,394	31,240
Net capital expenditures	7,506	2,682	2,789	131	13,108

Total assets	$1,367,664	$321,694	$1,195,379	$46,933	$2,931,670

(1)Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)Includes corporate and other general company assets and operations.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Jul 1, 2017	Jul 2, 2016
United States and Canada	$202,789	$170,854
Asia	15,370	15,582
Europe and Middle East	127,053	64,199
Latin America	1,034	1,151
Total international	$143,457	$80,932
	$346,246	$251,786
Net sales (in thousands):

	Three Months Ended		Six Months Ended
	Jul 1, 2017	Jul 2, 2016	Jul 1, 2017	Jul 2, 2016
United States and Canada	$394,004	$381,369	$754,105	$707,310
Asia	44,873	43,796	87,565	81,590
Europe and Middle East	115,063	134,484	223,767	271,088
Latin America	25,403	20,807	44,203	36,823
Total international	$185,339	$199,087	$355,535	$389,501
	$579,343	$580,456	$1,109,640	$1,096,811

14)	Employee Retirement Plans

(a)	Pension Plans

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

The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net Periodic Pension Benefit:
Service cost	$996	$888	$1,960	$1,777
Interest cost	8,017	10,654	15,781	21,324
Expected return on assets	(17,323)	(17,579)	(34,097)	(35,249)
Amortization of net loss (gain)	743	—	1,463	—
Pension settlement	(49)	—	(97)	—
	$(7,616)	$(6,037)	$(14,990)	$(12,148)

The pension costs for all other plans of the company were not material during the period.

(b)	Defined Contribution Plans

The company maintains two separate defined contribution 401K savings plans covering all employees in the United States. These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States. The company also maintains defined contribution plans for its U.K. based employees.

15)	Restructuring

Commercial Foodservice Equipment Group:

During the fiscal year 2017, the company undertook cost reduction initiatives related to the entire Commercial Foodservice Equipment Group. This action, which is not material to the company's operations, resulted in a charge of $2.0 million in the three and six months ended July 1, 2017, primarily for severance related to headcount reductions and consolidation of manufacturing operations. These expenses are reflected in restructuring expenses in the consolidated statements of comprehensive income. The company estimates that these restructuring initiatives will result in future cost savings of approximately $10.0 million annually, beginning in fiscal year 2018 and the restructuring costs in the future are not expected to be significant related to these actions.
.
Food Processing Equipment Group:

During the fiscal year 2017, the company undertook cost reduction initiatives related to the entire Food Processing Equipment Group. This action, which is not material to the company's operations, resulted in a charge of $0.2 million in the three and six months ended July 1, 2017, primarily for severance related to headcount reductions and is reflected in restructuring expenses in the consolidated statements of comprehensive income. The company estimates that these restructuring initiatives will result in future cost savings of approximately $4.0 million annually, beginning in fiscal year 2018 and no significant future costs related to this action are expected.

Residential Kitchen Equipment Group:

During fiscal years 2015 and 2016, the company undertook acquisition integration initiatives related to the AGA Group within the Residential Kitchen Equipment Group. These initiatives included organizational restructuring and headcount reductions, consolidation and disposition of certain facilities and business operations. The company recorded additional expense of $9.3 million and $11.0 million in the three and six months ended July 1, 2017, respectively, primarily related to the AGA Group. The initiatives primarily included additional headcount reductions and impairment of equipment in conjunction of the disposition of certain facilities and business operations. This expense is reflected in restructuring expenses in the consolidated statements of comprehensive income. The cumulative expenses incurred to date for these initiatives is approximately $38.7 million. The company estimated that these restructuring initiatives in 2017 will result in future cost savings of approximately $20.0 million annually, beginning in fiscal year 2018, primarily related to compensation and facility costs. The company anticipates that all severance obligations for the Residential Kitchen Equipment Group will be satisfied by the end of fiscal of 2018. The lease obligations extend through November 2018.

	Severance/Benefits	Facilities/Operations	Other	Total
Balance as of December 31, 2016	$5,145	$2,032	$69	$7,246
Expenses	5,825	4,919	286	11,030
Exchange	391	268	6	665
Payments/Utilization	(3,212)	(3,996)	(276)	(7,484)
Balance as of July 1, 2017	$8,149	$3,223	$85	$11,457

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jul 1, 2017		Jul 2, 2016		Jul 1, 2017		Jul 2, 2016
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$333,753	57.6%	$321,028	55.3%	$646,002	58.2%	$600,014	54.7%
Food Processing	92,368	15.9	83,475	14.4	169,644	15.3	162,111	14.8
Residential Kitchen	153,222	26.5	175,953	30.3	293,994	26.5	334,686	30.5
Total	$579,343	100.0%	$580,456	100.0%	$1,109,640	100.0%	$1,096,811	100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended		Six Months Ended
	Jul 1, 2017	Jul 2, 2016	Jul 1, 2017	Jul 2, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.5	59.8	60.0	60.8
Gross profit	40.5	40.2	40.0	39.2
Selling, general and administrative expenses	19.5	19.8	19.8	20.5
Restructuring expenses	2.0	1.1	1.2	0.7
Gain on sale of plant	(2.1)	—	(1.1)	—
Income from operations	21.1	19.3	20.1	18.0
Interest expense and deferred financing amortization, net	1.0	1.0	1.0	1.0
Other expense (income), net	0.1	(0.6)	0.2	(0.4)
Earnings before income taxes	20.0	18.9	18.9	17.4
Provision for income taxes	6.7	6.3	5.5	5.8
Net earnings	13.3%	12.6%	13.4%	11.6%

Three Months Ended July 1, 2017 as compared to Three Months Ended July 2, 2016

NET SALES. Net sales for the three months period ended July 1, 2017 decreased 0.2% to $579.3 million as compared to $580.5 million in the three months period ended July 2, 2016. The $1.2 million decrease in net sales included an increase of $29.2 million, or 5.0%, which was attributable to acquisition growth, resulting from the fiscal 2016 acquisition of Follett and the fiscal 2017 acquisition of Burford. Excluding the acquisitions, net sales decreased $30.4 million, or 5.2%, from the prior year quarter. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended July 1, 2017 reduced net sales by approximately $10.7 million, or 1.8%. Excluding the impact of foreign exchange and acquisitions, sales decreased 3.4% for the quarter, including a net sales decrease of 3.3% at the Commercial Foodservice Equipment Group, an 8.5% increase at the Food Processing Equipment Group and a 9.1% decrease at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $12.8 million, or 4.0%, to $333.8 million in the three months period ended July 1, 2017, as compared to $321.0 million in the prior year quarter. Net sales resulting from the acquisition of Follett, which was acquired on May 31, 2016, accounted for an increase of $27.0 million during the three months period ended July 1, 2017. Excluding the impact of this acquisition, net sales of the Commercial Foodservice Equipment Group decreased $14.2 million, or 4.4%, as compared to the prior year quarter. Excluding the impact of foreign exchange and acquisition, net sales decreased 3.3% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $13.3 million, or 6.1%, to $230.8 million, as compared to $217.5 million in the prior year quarter. This includes an increase of $23.7 million from the recent acquisition. Excluding the acquisition, the net decrease in sales was $10.4 million, or 4.8%. The domestic sales reduction reflects lower sales to restaurant chains in comparison to the prior year. International sales decreased $0.5 million, or 0.5%, to $103.0 million, as compared to $103.5 million in the prior year quarter. This includes an increase of $3.3 million from the recent acquisition offset by a reduction of $3.6 million due to the unfavorable impact of exchange rates.

•
Net sales of the Food Processing Equipment Group increased by $8.9 million, or 10.7%, to $92.4 million in the three months period ended July 1, 2017, as compared to $83.5 million in the prior year quarter. Net sales resulting from the acquisition of Burford, which was acquired on May 1, 2017, accounted for an increase of $2.2 million during the three months period ended July 1, 2017. Excluding the impact of this acquisition, net sales of the Food Processing Equipment Group increased $6.7 million, or 8.0%, as compared to the prior year quarter. Excluding the impact of foreign exchange and acquisition, net sales increased 8.5% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $6.7 million, or 10.5%, to $70.7 million, as compared to $64.0 million in the prior year quarter. This includes an increase of $1.8 million from the recent acquisition. International sales increased $2.2 million, or 11.3%, to $21.7 million, as compared to $19.5 million in the prior year quarter. This includes an increase of $0.4 million from the recent acquisition offset by a reduction of $0.4 million due to the unfavorable impact of exchange rates.

•
Net sales of the Residential Kitchen Equipment Group decreased by $22.8 million, or 13.0%, to $153.2 million in three months period ended July 1, 2017, as compared to $176.0 million in the prior year quarter. Excluding the impact of foreign exchange, net sales of the Residential Kitchen Equipment Group decreased 9.1%, as compared to the prior year quarter. This decrease is net of price increases, which are estimated to have added 2.0% to net sales in comparison to the prior year. Domestically, the company realized a sales decrease of $7.3 million, or 7.3%, to $92.6 million, as compared to $99.9 million in the prior year quarter. International sales decreased $15.4 million, or 20.3% to $60.6 million, as compared to $76.0 million in the prior year quarter. This includes $6.7 million of unfavorable impact of exchange rates. The sales decrease reflects the impact of product rationalization at the AGA Group in connection with prior year acquisition integration initiatives. Sales also continue to be affected by the 2015 recall of certain Viking products manufactured prior to 2013 and Middleby's acquisition of Viking.

GROSS PROFIT. Gross profit increased to $234.6 million in the three months period ended July 1, 2017 from $233.5 million in the prior year quarter, reflecting the impact of increased sales from the acquisitions, offset by the impact of foreign exchange rates, which reduced gross profit by $4.0 million. The gross margin rate increased from 40.2% in the second quarter of 2016 to 40.5% in the second quarter of 2017.

•
Gross profit at the Commercial Foodservice Equipment Group decreased by $3.0 million, or 2.1%, to $137.4 million in three months period ended July 1, 2017, as compared to $140.4 million in the prior year quarter. Gross profit from the acquisition of Follett accounted for approximately $9.5 million of the increase in gross profit during the period. Excluding the recent acquisition, gross profit decreased by approximately $12.5 million due to lower sales volume and product mix in comparison to prior year quarter. The impact of foreign exchange rates reduced gross profit by approximately $1.0 million. The gross margin rate decreased to 41.2% as compared to 43.7% in the prior year quarter due to lower margins at Follett.

•
Gross profit at the Food Processing Equipment Group increased by $6.3 million, or 19.6%, to $38.4 million in the three months period ended July 1, 2017, as compared to $32.1 million in the prior year quarter. Gross profit from the acquisition of Burford accounted for approximately $0.5 million of the increase in gross profit during the period. The impact of foreign exchange rates reduced gross profit by approximately $0.6 million. The gross margin rate increased to 41.6% as compared to 38.4% in the prior year quarter, reflecting the impact of higher sales volume and more favorable sales mix .

•
Gross profit at the Residential Kitchen Equipment Group decreased by $1.6 million, or 2.6%, to $60.9 million in the three months period ended July 1, 2017, as compared to $62.5 million in the prior year quarter. The impact of foreign exchange rates reduced gross profit by approximately $2.4 million. The gross margin rate increased to 39.8% as compared to 35.5% in the prior year quarter, due to the impact of improved margins at the AGA Group, Uline and Lynx as a result of cost reduction and acquisition integration initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses decreased from $121.6 million in the three months period ended July 2, 2016 to $112.5 million in the three months period ended July 1, 2017. As a percentage of net sales, operating expenses were 20.9% in the three months period ended July 2, 2016, as compared to 19.4% in the three months period ended July 1, 2017.
Selling, general and administrative expenses reflect increased costs of $10.0 million associated with the Follett and Burford acquisitions, including $4.4 million of intangible amortization expense. The favorable impact of foreign exchange rates, reduced selling, general and administrative expenses by approximately $1.5 million. Additionally, selling general and administrative expenses decreased $3.3 million related to lower intangible amortization expense, $3.2 million related to lower non-cash share based compensation and $2.1 million related to lower trade show and advertising expenses. Lower expenses also reflects the impact of prior year cost savings initiatives.
Restructuring expenses increased $5.1 million from $6.4 million in the three months period ended July 2, 2016 to $11.5 million in the three months period ended July 1, 2017 related to cost reduction initiatives related to the AGA Group. Additionally, restructuring charges included cost reduction initiatives primarily related to headcount reductions at the Commercial Foodservice Equipment Group, Food Processing Equipment Group and Residential Kitchen Equipment Group. In the prior year period restructuring charges of $6.4 million were related to the acquisition integration initiatives at AGA.
Gain on sale of plant in the amount of $12.0 million was related to the sale of a manufacturing facility, proceeds of which were used to purchase a larger manufacturing facility to gain efficiencies in workflow and allow for future manufacturing consolidation efforts.
NON-OPERATING EXPENSES. Interest and deferred financing amortization costs decreased to $5.7 million in the three months period ended July 1, 2017 as compared to $6.1 million in the prior year quarter. Other expenses amounted to $0.3 million in the three months period ended July 1, 2017, as compared to other income of $3.8 million in the prior year quarter and consists mainly of foreign exchange gains and losses.
INCOME TAXES. A tax provision of $38.6 million, at an effective rate of 33.2%, was recorded during the three months period ended July 1, 2017, as compared to a $36.8 million provision at a 33.5% effective rate in the prior year quarter. In comparison to the prior year, the tax provision reflects a lower effective tax rate attributable to increased tax credits.

Six Months Ended July 1, 2017 as compared to Six Months Ended July 2, 2016

NET SALES. Net sales for the six months period ended July 1, 2017 increased 1.2% to $1,109.6 million as compared to $1,096.8 million in the six months period ended July 2, 2016. Of the $12.8 million increase in net sales, $73.8 million or 6.7%, was attributable to acquisition growth, resulting from the fiscal 2016 acquisition of Follett and the fiscal 2017 acquisition of Burford. Excluding the acquisitions, net sales decreased $61.0 million, or 5.6%, from the prior year. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the six months period ended July 1, 2017 reduced net sales by approximately $24.1 million, or 2.2%. Excluding the impact of foreign exchange and acquisitions, sales decrease was 3.4% for the year, including a net sales decrease of 3.0% at the Commercial Foodservice Equipment Group, a net sales increase of 3.9% at the Food Processing Equipment Group and a net sales decrease of 7.6% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $46.0 million, or 7.7%, to $646.0 million in the six months period ended July 1, 2017, as compared to $600.0 million in the prior year period. Net sales resulting from the acquisition of Follett, which was acquired on May 31, 2016, accounted for an increase of $71.6 million during the six months period ended July 1, 2017. Excluding the impact of this acquisition, net sales of the Commercial Foodservice Equipment Group decreased $25.6 million, or 4.3%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisition, net sales decreased 3.0% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $46.2 million, or 11.5%, to $448.3 million, as compared to $402.1 million in the prior year period. This includes an increase of $63.8 million from recent acquisition. Excluding the acquisition, the net decrease in domestic sales was $17.6 million, or 4.4%. Domestic sales reflect the impact of several large rollouts with major restaurant chain customers in the prior year period. International sales decreased $0.2 million, or 0.1%, to $197.7 million, as compared to $197.9 million in the prior year period. This includes an increase of $7.8 million from the recent acquisitions, offset by $7.8 million related to the unfavorable impact of exchange rates.

•
Net sales of the Food Processing Equipment Group increased by $7.5 million, or 4.6%, to $169.6 million in the six months period ended July 1, 2017, as compared to $162.1 million in the prior year period.  Net sales from the acquisition of Burford, which was acquired on May 1, 2017, accounted for an increase of $2.2 million during the six months period ended July 1, 2017.  Excluding the impact of this acquisition, net sales of the Food Processing Equipment Group increased $5.3 million, or 3.3%. Excluding the impact of foreign exchange and acquisition, net sales increased 3.9% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $9.3 million, or 7.6%, to $131.8 million, as compared to $122.5 million in the prior year period. This includes an increase of $1.8 million from the recent acquisition. International sales decreased $1.8 million, or 4.5%, to $37.8 million, as compared to $39.6 million in the prior year period. This includes an increase of $0.4 million from the recent acquisition offset by $1.1 million related to the unfavorable impact of exchange rates.

•
Net sales of the Residential Kitchen Equipment Group decreased by $40.7 million, or 12.2%, to $294.0 million in the six months period ended July 1, 2017, as compared to $334.7 million in the prior year period. Excluding the impact of foreign exchange, net sales decreased 7.6% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $8.7 million, or 4.8%, to $174.0 million, as compared to $182.7 million in the prior year period. International sales decreased $32.0 million, or 21.1%, to $120.0 million, as compared to $152.0 million in the prior year quarter, including a reduction of $15.2 million related to the unfavorable impact of exchange rates. The sales decrease reflects the impact of product rationalization at the AGA Group in connection with prior year acquisition integration initiatives. Sales also continue to be affected by the 2015 recall of certain Viking products manufactured prior to 2013 and Middleby's acquisition of Viking.

GROSS PROFIT. Gross profit increased to $444.1 million in the six months period ended July 1, 2017 from $430.3 million in the prior year period, reflecting the impact of increased sales from the acquisitions, offset by the impact of foreign exchange rates, which reduced gross profit by $8.8 million. The gross margin rate increased from 39.2% in the six months period ended July 2, 2016 as compared to 40.0% in the current year period.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $8.8 million, or 3.4%, to $265.1 million in the six months period ended July 1, 2017, as compared to $256.3 million in the prior year period. Gross profit from the acquisition of Follett accounted for approximately $26.5 million of the increase in gross profit during the period. Excluding the recent acquisitions, gross profit decreased by approximately $17.7 million due to lower sales volume and product mix in comparison to prior year period. The impact of foreign exchange rates reduced gross profit by approximately $2.1 million. The gross margin rate decreased to 41.0%, as compared to 42.7% in the prior year period, due to lower margins at Follett

•
Gross profit at the Food Processing Equipment Group increased by $5.3 million, or 8.3%, to $68.9 million in the six months period ended July 1, 2017, as compared to $63.6 million in the prior year period.  Gross profit from the acquisition of Burford accounted for approximately $0.5 million of the increase in gross profit during the period. Excluding the recent acquisition, gross profit increased by approximately $4.8 million on higher sales volume. The impact of foreign exchange rates reduced gross profit by approximately $1.1 million. The gross profit margin rate increased to 40.6%, as compared to 39.2% in the prior year period. The increase in the gross margin rate reflects higher sales volume and favorable sales mix.

•
Gross profit at the Residential Kitchen Equipment Group increased by $1.0 million, or 0.9%, to $112.9 million in the six months period ended July 1, 2017, as compared to $111.9 million in the prior year period. The impact of foreign exchange rates reduced gross profit by approximately $5.6 million. The gross margin rate increased to 38.4%, as compared to 33.4% in the prior year period, due to the impact of improved margins at the AGA Group, Uline and Lynx as a result of cost reduction and acquisition integration initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses decreased from $232.0 million in the six months period ended July 2, 2016 to $220.8 million in the six months period ended July 1, 2017.  As a percentage of net sales, operating expenses were 21.2% in the six months period ended July 2, 2016, as compared to 19.9% in the six months period ended July 1, 2017.
Selling, general and administrative expenses reflect increased costs of $18.4 million associated with the Follett and Burford acquisitions, including $5.5 million of intangible amortization expense. The favorable impact of foreign exchange rates, reduced selling, general and administrative expenses by approximately $3.3 million. Additionally, selling general and administrative expenses decreased $6.2 million related to lower intangible amortization expense and $4.7 million related to lower non-cash share based compensation. Lower expenses also reflects the impact of prior year cost savings initiatives.
Restructuring expenses increased $6.2 million from $7.0 million in the six months period ended July 2, 2016 to $13.2 million in the six months period ended July 1, 2017 related to cost reduction initiatives related to the AGA Group. Additionally, restructuring charges included cost reduction initiatives primarily related to headcount reductions at the Commercial Foodservice Equipment Group, Food Processing Equipment Group and Residential Kitchen Equipment Group. In the prior year period restructuring charges of $7.0 million were related to the acquisition integration initiatives at AGA.
Gain on sale of plant in the amount of $12.0 million was related to the sale of a manufacturing facility, proceeds of which were used to purchase a larger manufacturing facility to gain efficiencies in workflow and allow for future manufacturing consolidation efforts.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $11.5 million in the six months period ended July 1, 2017, as compared to $11.3 million in the prior year period. Other expense was $2.2 million in the six months period ended July 1, 2017, as compared to other income of $4.6 million in the prior year period.

INCOME TAXES. A tax provision of $61.3 million, at an effective rate of 29.2%, was recorded during the six months period ended July 1, 2017, as compared to $64.2 million at an effective rate of 33.5%, in the prior year period. In comparison to the prior year, the tax provision reflects a lower effective tax rate attributable to an excess tax benefit related to share based compensation and increased tax credits. The tax benefit recognized was a result of the adoption of ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Accounting," which requires all excess tax benefits or deficiencies from share-based payments to be recognized as income tax expense or benefit in the condensed consolidated statement of comprehensive income. The company recognized an income tax benefit of $7.9 million related to excess tax benefits as a reduction of income tax expense.

Financial Condition and Liquidity
During the six months ended July 1, 2017, cash and cash equivalents decreased by $3.6 million to $64.9 million at July 1, 2017 from $68.5 million at December 31, 2016. Net borrowings increased from $732.1 million at December 31, 2016 to $803.3 million at July 1, 2017.
OPERATING ACTIVITIES. Net cash provided by operating activities was $86.0 million for the six months ended July 1, 2017, compared to $95.7 million for the six months ended July 2, 2016.
During the six months ended July 1, 2017, increased working capital levels reduced operating cash flows by $109.4 million. These changes in working capital levels included a $17.3 million decrease in accounts receivable due to the impact of lower sales volumes in the six months ended July 1, 2017 and lower receivable balances at the Food Processing Equipment Group due to the timing of projects which are often paid in advance. Inventory increased $25.6 million due to several factors including the timing of orders for the Food Processing Equipment Group and the lower sales volumes in the six months ended July 1, 2017. Changes in working capital also included a $72.9 million decrease in accrued expenses and other non-current liabilities primarily related to the payment of 2016 annual rebate programs at the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group, payment of 2016 incentive obligations, payment of taxes and funding of restructuring initiatives associated with AGA.
INVESTING ACTIVITIES. During the six months ended July 1, 2017, net cash used for investing activities amounted to $136.7 million. This included $114.8 million for the 2017 acquisitions of Burford, CVP Systems and Sveba Dahlen, $5.4 million related to contingent consideration payments from previous years' acquisitions and $31.7 million of additions and upgrades of production equipment and manufacturing facilities. During the six months ended July 1, 2017 the company completed the sale of a manufacturing facility. The $14.3 million proceeds from the sale were used to purchase a larger manufacturing facility to gain efficiencies in workflow and allow for future manufacturing consolidation efforts, which is also included in the cash used for additions.
FINANCING ACTIVITIES. Net cash flows provided by financing activities were $44.8 million during the six months ended July 1, 2017. The company’s borrowing activities included $70.5 million of net proceeds under its $2.5 billion Credit Facility and $1.1 million of net repayments under its foreign banking facilities.
The company used $24.6 million to repurchase 177,097 shares of its common stock that were surrendered to the company by employees in lieu of cash for payment for withholding taxes related to restricted stock vestings that occurred during the six months ended July 1, 2017.
At July 1, 2017, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its Credit Facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, acquisitions, product development and integration expenditures for the foreseeable future.
Recently Issued Accounting Standards

In May 2014, the Financial Accounts Standards Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This update amends the current guidance on revenue recognition related to contracts with customers. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In early 2016, the FASB issued additional updates: ASU No. 2016-10, 2016-11 and 2016-12. These updates provide further guidance and clarification on specific items within the previously issued update. In July 2015, the FASB decided to delay the effective date of the new revenue standard to be effective for interim and annual periods beginning on or after December 15, 2017 for public companies. The guidance can be applied using one of two retrospective application methods. The company established a global steering committee with a project plan to analyze the impact of this standard. The company has begun surveying the businesses within each reporting segment, identifying the various revenue streams, initiating contract reviews and reviewing current accounting policies and practices to identify potential differences that would result from the application of the standard. The company will adopt this standard, as required, for fiscal year 2018 and expects to use the modified retrospective approach, with the cumulative effect, if any, recognized in the opening balance of retained earnings. The company is continuing to evaluate the impact the application of these ASU's will have, if any, on the company's financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting". The amendments in ASU-09 simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2016. The company adopted ASU No. 2016-09 effective January 1, 2017 on a prospective basis. The adoption of this guidance resulted in the recognition of excess tax benefits in the company's provision for income taxes within the Condensed Consolidated Statements of Comprehensive Income rather than paid-in-capital of approximately $7.9 million for the six months period ended July 1, 2017. Additionally, the company's Condensed Consolidated Statement of Cash Flows now presents excess tax benefits as an operating activity rather than a financing activity.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period Ending	Variable Rate Debt

July 1, 2018	$4,860
July 1, 2019	298
July 1, 2020	123
July 1, 2021	123
July 1, 2022 and thereafter	797,870
$803,274
On July 28, 2016, the company entered into an amended and restated five-year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"), with the potential under certain circumstances to increase the amount of the Credit Facility to $3.0 billion. As of July 1, 2017, the company had $797.6 million of borrowings outstanding under the Credit Facility, including $766.5 million of borrowings in U.S. Dollars and $31.1 million of borrowings denominated in British Pounds. The company also had $9.1 million in outstanding letters of credit as of July 1, 2017, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $1.7 billion at July 1, 2017.
At July 1, 2017, borrowings under the Credit Facility accrued interest at a rate of 1.13% above LIBOR per annum or 0.13% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 2.58% for the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s funded debtless unrestricted cash to pro forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.150% per annum as of July 1, 2017.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At July 1, 2017, these foreign credit facilities amounted to $5.4 million in U.S. Dollars with a weighted average per annum interest rate of approximately 8.05%.
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the revolving credit line. At July 1, 2017, the company had outstanding floating-to-fixed interest rate swaps totaling $85.0 million notional amount carrying an average interest rate of 0.98% maturing in less than 12 months and $324.0 million notional amount carrying an average interest rate of 1.30% that mature in more than 12 months but less than 84 months.

The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debtless Unrestricted Cash to Pro Forma EBIDTA (each as defined in the Credit Facility) of 3.50 to 1.00, which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At July 1, 2017, the company was in compliance with all covenants pursuant to its borrowing agreements.
Financing Derivative Instruments
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of July 1, 2017, the fair value of these instruments was an asset of $7.9 million. The change in fair value of these swap agreements in the first six months of 2017 was a loss of $1.0 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward and option purchase and sales contracts with terms of less than one year to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a loss of $2.8 million at the end of the second quarter of 2017.

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
As of July 1, 2017, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended July 1, 2017, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the six months ended July 1, 2017, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
April 2 to April 29, 2017	—	$—	—	2,389,665
April 30 to May 27, 2017	—	—	—	2,389,665
May 28 to July 1, 2017	—	—	—	2,389,665
Quarter ended July 1, 2017	—	$—	—	2,389,665
(1) In July 1998, the company's Board of Directors adopted a stock repurchase program and subsequently authorized the purchase of common shares in open market purchases. During 2013, the company's Board of Directors authorized the purchase of additional common shares in open market purchases. As of July 1, 2017, the total number of shares authorized for repurchase under the program is 4,570,266. As of July 1, 2017, 2,180,601 shares had been purchased under the 1998 stock repurchase program.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended July 1, 2017, filed on August 10, 2017, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	August 10, 2017	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer