Form 10-K
period 2017-12-30
MIDDLEBY CORP
filed 2018-02-28
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 30, 2017
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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2017 was approximately $6,845,527,947.

The number of shares outstanding of the Registrant’s class of common stock, as of February 26, 2018, was 55,730,624 shares.

Documents Incorporated by Reference

Part III of Form 10-K incorporates by reference the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2018 annual meeting of stockholders.

THE MIDDLEBY CORPORATION
DECEMBER 30, 2017
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

This commercial foodservice equipment is marketed under a portfolio of forty-six brands, including Anets, Bear Varimixer, Beech, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, CTX, Carter-Hoffmann, Celfrost, Concordia, CookTek, Desmon, Doyon, Eswood, Follett, Frifri, Giga, Globe, Goldstein, Holman, Houno, IMC, Induc, Jade, L2F, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, QualServ, Southbend, Star, Sveba Dahlen, Toastmaster, TurboChef, Wells and Wunder-Bar.

The products offered by this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, food warming equipment, catering equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, griddles, professional mixers, stainless steel fabrication, custom millwork, professional refrigerators, blast chillers, coldrooms, ice machines, freezers and coffee and beverage dispensing equipment.

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

This food processing equipment is marketed under a portfolio of eighteen brands, including Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Cozzini, CVP Systems, Danfotech, Drake, Emico, Glimek, Maurer-Atmos, MP Equipment, RapidPak, Scanico, Spooner Vicars, Stewart Systems and Thurne.

The products offered by this group include a wide array of cooking and baking solutions, including batch ovens, baking ovens, proofing ovens, conveyor belt ovens, continuous processing ovens, frying systems and automated thermal processing systems. The company also provides a comprehensive portfolio of complementary food preparation equipment such as grinders, slicers, reduction and emulsion systems, mixers, blenders, battering equipment, breading equipment, seeding equipment, water cutting systems, food presses, food suspension equipment and forming equipment, as well as a variety of automated loading and unloading systems, food safety, food handling, freezing, defrosting and packaging equipment. This portfolio of equipment can be integrated to provide customers a highly efficient and customized solution.

Residential Kitchen Equipment Group

The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. Principal product lines of this group are ranges, cookers, stoves, ovens, refrigerators, dishwashers, microwaves, cooktops, refrigerators, wine coolers, ice machines, ventilation equipment and outdoor equipment. These products are sold and marketed under a portfolio of nineteen brands, including AGA, AGA Cookshop, Brigade, Fired Earth, Grange, Heartland, La Cornue, Leisure Sinks, Lynx, Marvel, Mercury, Rangemaster, Rayburn, Redfyre, Sedona, Stanley, TurboChef, U-Line and Viking.

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

•
June 2017: The company completed its acquisition of all of the capital stock of Sveba Dahlen Group ("Sveba Dahlen"), a developer and manufacturer of ovens and baking equipment for the commercial foodservice and industrial baking industries headquartered in Fristad, Sweden, for a purchase price of $81.4 million, net of cash acquired.

•
August 2017: The company completed its acquisition of substantially all of the assets of QualServ Solutions LLC ("QualServ"), a global commercial kitchen design, manufacturing, engineering, project management and equipment solutions provider located in Fort Smith, Arkansas, for a purchase price of $40.2 million, net of cash acquired.

•
October 2017: The company completed its acquisition of all of the capital stock of Globe Food Equipment Company ("Globe"), a leading brand in slicers and mixers for the commercial foodservice industry located in Dayton, Ohio, for a purchase price of $104.6 million, net of cash acquired.

•
October 2017: The company completed its acquisition of all of the capital stock of L2F Inc. ("L2F"), an integrator of robotics and automation systems, located in Fremont, California for a purchase price of $7.5 million, net of cash acquired.

Food Processing Equipment Group

•
May 2016: The company completed its acquisition of certain assets of Emico Automated Bakery Equipment Solutions ("Emico"), manufacturer of high speed dough make-up bakery equipment located in Sante Fe Springs, California, for a purchase price of approximately $1.0 million.

•
May 2017: The company completed its acquisition of all of the capital stock of Burford Corp. ("Burford"). Burford is a leading manufacturer of industrial baking equipment for the food processing industry located in Maysville, Oklahoma, for a purchase price of approximately $14.8 million, net of cash acquired.

•
June 2017: the company completed its acquisition of all of the capital stock of CVP Systems, Inc. ("CVP Systems"), a leading manufacturer of high-speed packaging systems for the meat processing industry located in Downers Grove, Illinois, for a purchase price of approximately $30.3 million, net of cash acquired.

•
December 2017: the company completed its acquisition of all of the capital stock of Scanico A/S ("Scanico"), a leading manufacturer of industrial cooling and freezing equipment for the food processing industry located in Aalborg, Denmark, for a purchase price of $34.9 million, net of cash acquired.

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

The company believes that the worldwide commercial foodservice equipment market has sales in excess of $20.0 billion. The cooking, warming and beverage dispensing equipment segment of this market is estimated by management to exceed $3.0 billion in North America and $5.0 billion worldwide. The company believes that continuing growth in demand for foodservice equipment will result from the development of new restaurant concepts in the U.S. and the expansion of U.S. and foreign chains into international markets, the replacement and upgrade of existing equipment and new equipment requirements resulting from menu changes.

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

The global food processing equipment industry is highly fragmented, large and growing. The company estimates demand for food processing equipment is approximately $5.0 billion in North America and $40.0 billion worldwide. The company’s product offerings compete in a subsegment of the total industry, and the relevant market size for its products is estimated by management to exceed $3.0 billion in North America and $5.0 billion worldwide.

Residential Kitchen Equipment Industry

The company’s end-user include customers with high-end residential kitchens.  The premium segment of the residential kitchen equipment industry is estimated to be in excess of $1.0 billion annually in North America and $3.0 billion worldwide.  The market potential for such equipment has continued to broaden due to an increase in interest from the consumer to have professional style higher performing appliances in their home.  The kitchen has been an area in which consumers have invested over the past several decades to increase the personal satisfaction and the value of their home.  Other important factors which affect the market size and growth include the level of new home starts, home remodels and general macro-economic factors. Macro-economic factors such as GDP growth, employment rates, inflation and consumer confidence, which impact the overall economy, impact the residential kitchen equipment industry and cause variability in the revenues at this segment.

Backlog

Commercial Foodservice Equipment Group

The backlog of orders for the Commercial Foodservice Equipment Group was $105.2 million at December 30, 2017, all of which is expected to be filled during 2018. The acquired Sveba Dahlen, Qualserv, Globe and L2F businesses accounted for $27.2 million of the backlog. The Commercial Foodservice Equipment Group's backlog was $77.7 million at December 31, 2016. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of this segment's products.

Food Processing Equipment Group

The backlog of orders for the Food Processing Equipment Group was $61.6 million at December 30, 2017, all of which is expected to be filled during 2018. The acquired Burford, CVP Systems and Scanico accounted for $11.5 million of the backlog. The Food Processing Equipment Group's backlog was $115.9 million at December 31, 2016.

Residential Kitchen Equipment Group

The backlog of orders for the Residential Kitchen Equipment Group was $35.0 million at December 30, 2017, all of which is expected to be filled during 2018. The Residential Kitchen Equipment Group's backlog was $44.2 million at December 31, 2016. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of this segment's products.

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

Food Processing Equipment Group

The company maintains a direct sales force to market the brands and maintain direct relationships with each of its customers. In North America, the company employs regional sales managers, each with responsibility for a group of customers and a particular region. This sales force is complimented with involvement of executive management to maintain relationships with customer executives and facilitate coordination amongst the brands for the key global accounts. Internationally, the company maintains sales and distribution offices along with global sales managers supported by a network of independent sales representatives.

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

Residential Kitchen Equipment Group

The company maintains a network of independent authorized service agents throughout North America. Authorized service agents are supported and trained by regional factory-support centers of the company. Trained technical support personnel are available to support independent service agents with technical information and assist in repair issues. The factory-support centers also dispatch service technicians to the customer and provide follow-up and monitoring to ensure field issues are resolved. The company's independent service agents maintain a stock of factory-supplied parts to allow for a high first-call completion rate for service and warranty repairs. The company maintains a substantial amount of service parts at each of its manufacturing operations and distribution operations to provide for quick ship of parts to service agents and end-user customers when necessary.

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

The company believes that it is one of the largest multiple-line manufacturers of commercial kitchen, food processing and residential kitchen equipment in the U.S. and worldwide although some of its competitors are units of operations that are larger than the company and possess greater financial and personnel resources. Among the company's major competitors to the Commercial Foodservice Equipment Group are: Welbilt, Inc.; Vulcan-Hart and Hobart Corporation, subsidiaries of Illinois Tool Works Inc.; Electrolux; Groen, a subsidiary of Dover Corporation; Rational AG; and the Ali Group. Major competitors to the Food Processing Equipment Group include AMF Bakery Systems, The GEA Group, JBT Technologies, Marel, and Provisur. The residential kitchen appliance sector is highly competitive and includes a number of large global competitors including, Whirlpool Corporation, Electrolux, GE Appliances, LG Corporation, Panasonic Corporation and Samsung Group. However, within the premium segment of this kitchen equipment market, there are fewer competitors and the company’s competition includes Wolf and Sub-Zero, subsidiaries of Sub-Zero Group, Inc.; Thermador, Bosch and Gaggenau, subsidiaries of Bosch Siemens; Dacor, subsidiary of Samsung Electronics America; and Miele.

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

The Commercial Foodservice Equipment Group manufactures its products in sixteen domestic and twelve international production facilities. These production facilities are located in Fort Smith, Arkansas; Brea, California; Vacaville, California; Windsor, California; Elgin, Illinois; Mundelein, Illinois; Menominee, Michigan; Bow, New Hampshire; Fuquay-Varina, North Carolina; Dayton, Ohio; Bethlehem, Pennsylvania; Easton, Pennsylvania; Smithville, Tennessee; Carrollton, Texas; Essex Junction, Vermont; Redmond, Washington; New South Wales, Australia; Shanghai, China; Brondby, Denmark; Randers, Denmark; Viljandi, Estonia; Nusco, Italy; Scandicci, Italy; Laguna, the Philippines; Wislina, Poland; Fristad, Sweden; Lincoln, the United Kingdom; and Wrexham, the United Kingdom.

The Food Processing Equipment Group manufactures its products in nine domestic and five international production facilities. These production facilities are located in Gainesville, Georgia; Chicago, Illinois; Downers Grove, Illinois; Algona, Iowa; Clayton, North Carolina; Maysville, Oklahoma; Plano, Texas; Waynesboro, Virginia; Lodi, Wisconsin; Aalborg, Denmark; Mauron, France; Reichenau, Germany; Bangalore, India and Norwich, the United Kingdom.

The Residential Kitchen Equipment Group manufactures its products in six domestic and nine international production facilities. These production facilities are located in Downey, California; Greenville, Michigan; Greenwood, Mississippi (three separate facilities); Brown Deer, Wisconsin; Rosyl St. Pierre, France; Saint Ouen L'aumone, France; Saint Symhorien, France; Waterford, Ireland; Gee Targu Mures, Romania; Coalbrookdale, the United Kingdom; Ketley, the United Kingdom; Leamington Spa, the United Kingdom and Nottingham, the United Kingdom.

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

The company's leading portfolio of trade names of its Commercial Foodservice Equipment Group include Anets, Bear Varimixer, Beech, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, CTX, Carter-Hoffmann, Celfrost, Concordia, CookTek, Desmon, Doyon, Eswood, Follett, Frifri, Giga, Globe, Goldstein, Holman, Houno, IMC, Induc, Jade, L2F, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, QualServ, Southbend, Star, Sveba Dahlen, Toastmaster, TurboChef, Wells and Wunder-Bar.

The company’s leading portfolio of trade names of its Food Processing Equipment Group include Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Cozzini, CVP Systems, Danfotech, Drake, Emico, Glimek, Maurer-Atmos, MP Equipment, RapidPak, Scanico, Spooner Vicars, Stewart Systems and Thurne.

The company’s leading portfolio of trade names of its Residential Kitchen Equipment Group include AGA, AGA Cookshop, Brigade, Fired Earth, Grange, Heartland, La Cornue, Leisure Sinks, Lynx, Marvel, Mercury, Rangemaster, Rayburn, Redfyre, Sedona, Stanley, TurboChef, U-Line and Viking.

The company holds a broad portfolio of patents and licenses covering technology and applications related to various products, equipment and systems. Management believes the expiration of any one of these patents would not have a material adverse effect on the overall operations or profitability of the company.

Employees

Commercial Foodservice Equipment Group

As of December 30, 2017, 4,496 persons were employed within the Commercial Foodservice Equipment Group. Of this amount, 1,827 were management, administrative, sales, engineering and supervisory personnel; 2,245 were hourly production non-union workers; and 424 were hourly production union members. Included in these totals were 1,741 individuals employed outside of the United States, of which 909 were management, sales, administrative and engineering personnel, 757 were hourly production non-union workers and 75 were hourly production union workers, who participate in an employee cooperative. At its Windsor, California facility, the company has a union contract with the Sheet Metal Workers International Association that expires on December 31, 2020. At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on July 31, 2022. At its Easton, Pennsylvania facility, the company has a union contract with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union that expires on May 4, 2019. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that expires on June 30, 2021. Management believes that the relationships between employees, unions and management are good.

Food Processing Equipment Group

As of December 30, 2017, 1,248 persons were employed within the Food Processing Equipment Group. Of this amount, 599 were management, administrative, sales, engineering and supervisory personnel; 523 were hourly production non-union workers; and 126 were hourly production union members. Included in these totals were 479 individuals employed outside of the United States, of which 244 were management, sales, administrative and engineering personnel and 235 were hourly production non-union workers. At its Lodi, Wisconsin facility, the company has a contract with the International Association of Bridge, Structural, Ornamental and Reinforcing Ironworkers that expires on December 31, 2018. At its Algona, Iowa facility, the company has a union contract with the United Food and Commercial Workers that expires on December 31, 2018. Management believes that the relationships between employees, unions and management are good.

Residential Kitchen Equipment Group

As of December 30, 2017, 2,719 persons were employed within the Residential Kitchen Equipment Group. Of this amount, 1,307 were management, administrative, sales, engineering and supervisory personnel and 1,412 were hourly production workers. Included in these totals were 1,594 individuals employed outside of the United States, of which 900 were management, sales, administrative and engineering personnel and 694 were hourly non-union production workers. Management believes that the relationships between employees and management are good.

Corporate

As of December 30, 2017, 30 persons were employed at the corporate office.

Seasonality

The company’s revenues at the Commercial Foodservice Equipment Group historically have been slightly stronger in the second and third quarters due to increased purchases from customers involved with the catering business and institutional customers, particularly schools, during the summer months. Revenues at the Residential Kitchen Equipment Group are historically stronger in the second and third quarters, due to increased purchases of outdoor cooking equipment and greater new home construction and remodels during the summer months, and the fourth quarter, due to increased holiday purchases in the European markets.

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

The company now has and may continue to have a significant amount of indebtedness. At December 30, 2017, the company had $1,028.9 million of borrowings and $7.5 million in letters of credit outstanding. To the extent the company requires additional capital resources, there can be no assurance that such funds will be available on favorable terms, or at all. The unavailability of funds could have a material adverse effect on the company’s financial condition, results of operations and ability to expand the company’s operations.

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

The company’s balance sheet includes a significant amount of goodwill, which represents approximately 38% of its total assets as of December 30, 2017. The excess of the purchase price over the fair value of assets acquired, including identifiable intangible assets, and liabilities assumed in conjunction with acquisitions is recorded as goodwill. In accordance with Accounting Standards Codification (“ASC”) 350 “Intangibles-Goodwill and Other”, the company’s long-lived assets (including goodwill and other intangibles) are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of long-lived assets, the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. Various uncertainties, including continued adverse conditions in the capital markets or changes in general economic conditions, could impact the future operating performance at one or more of the company’s businesses, which could significantly affect the company’s valuations and could result in additional future impairments. Also, estimates of future cash flows are judgments based on the company’s experience and knowledge of operations. These estimates can be significantly impacted by many factors, including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges. Any such charge could have a material adverse effect on the company’s reported net earnings.

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

Because the company has a significant number of workers whose employment is subject to collective bargaining agreements and labor union representation, the company is vulnerable to possible organized work stoppages and similar actions. Unionized employees accounted for approximately 6% of the company’s workforce as of December 30, 2017. The company has union contracts with employees at its facilities in Windsor, California; Algona, Iowa; Elgin, Illinois; Easton, Pennsylvania and Lodi, Wisconsin that extend through December 2020, December 2018, July 2022, May 2019 and December 2018, respectively. The company also has a union workforce at its manufacturing facility in the Philippines under a contract that extends through June 2021. Approximately 2% of the company's workforce is covered by collective bargaining agreements that expire within one year. Any future strikes, employee slowdowns or similar actions by one or more unions, in connection with labor contract negotiations or otherwise, could have a material adverse effect on the company’s ability to operate the company’s business.

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

Item 1B.      Unresolved Staff Comments

Not applicable.

Item 2.      Properties

The company's principal executive offices are located in Elgin, Illinois. The company operates thirty-one manufacturing facilities in the U.S. and twenty-six manufacturing facilities internationally.

The principal properties of the company used to conduct business operations are listed below:

Location	Principal Function	Square Footage	Owned/ Leased	Lease Expiration
Commercial Foodservice:
Fort Smith, AR	Manufacturing, Warehousing and Offices	30,000	Leased	August 2024
Brea, CA	Manufacturing, Warehousing and Offices	80,700	Leased	September 2020
Vacaville, CA	Manufacturing, Warehousing and Offices	81,200	Leased	May 2027
Windsor, CA	Manufacturing, Warehousing and Offices	75,000	Leased	October 2022
Elgin, IL	Manufacturing, Warehousing and Offices	207,000	Owned	N/A
Mundelein, IL	Manufacturing, Warehousing and Offices	70,000	Owned	N/A
Menominee, MI	Manufacturing, Warehousing and Offices	60,000	Owned	N/A
Bow, NH	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
Pembroke, NH	Warehousing	111,900	Leased	July 2024
Fuquay-Varina, NC	Manufacturing, Warehousing and Offices	138,900	Owned	N/A
Dayton, OH	Manufacturing, Warehousing and Offices	37,700	Owned	N/A
Bethlehem, PA	Manufacturing, Warehousing and Offices	71,700	Leased	December 2024
Easton, PA	Manufacturing, Warehousing and Offices	156,700	Owned	N/A
Smithville, TN	Manufacturing, Warehousing and Offices	268,000	Owned	N/A
Carrollton, TX	Manufacturing, Warehousing and Offices	132,400	Leased	August 2022
Essex Junction, VT	Manufacturing, Warehousing and Offices	180,000	Owned	N/A
Redmond, WA	Manufacturing, Warehousing and Offices	42,400	Leased	May 2022
New South Wales, Australia	Manufacturing, Warehousing and Offices	204,900	Owned	N/A
Shanghai, China	Manufacturing, Warehousing and Offices	74,000	Leased	April 2020
Brøndby, Denmark	Manufacturing, Warehousing and Offices	50,900	Owned	N/A
Randers, Denmark	Manufacturing, Warehousing and Offices	78,500	Owned	N/A
Viljandi, Estonia	Manufacturing, Warehousing and Offices	47,000	Owned	N/A
Nusco, Italy	Manufacturing, Warehousing and Offices	24,200	Owned	N/A
Scandicci, Italy	Manufacturing, Warehousing and Offices	37,600	Leased	April 2025
Laguna, the Philippines	Manufacturing, Warehousing and Offices	115,200	Owned	N/A
Wiślina, Poland	Manufacturing, Warehousing and Offices	77,500	Owned	N/A
Fristad, Sweden	Manufacturing, Warehousing and Offices	158,100	Owned	N/A
Lincoln, the United Kingdom	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
Wrexham, the United Kingdom	Manufacturing, Warehousing and Offices	62,600	Owned	N/A

Food Processing:
Gainesville, GA	Manufacturing, Warehousing and Offices	107,000	Owned	N/A
Chicago, IL	Manufacturing, Warehousing and Offices	64,400	Leased	March 2019
Downers Grove, IL	Manufacturing, Warehousing and Offices	18,000	Leased	April 2020
Algona, IA	Manufacturing, Warehousing and Offices	70,100	Owned	N/A
Clayton, NC	Manufacturing, Warehousing and Offices	65,300	Leased	October 2019
Maysville, OK	Manufacturing, Warehousing and Offices	36,700	Leased	December 2018
Plano, TX	Manufacturing, Warehousing and Offices	339,100	Leased	April 2022
Waynesboro, VA	Manufacturing, Warehousing and Offices	26,400	Owned	N/A
Lodi, WI	Manufacturing, Warehousing and Offices	114,600	Owned	N/A
Aalborg, Denmark	Manufacturing, Warehousing and Offices	64,000	Leased	December 2022
Mauron, France	Manufacturing, Warehousing and Offices	98,000	Leased	January 2023
Reichenau, Germany	Manufacturing, Warehousing and Offices	57,900	Owed	N/A
Bangalore, India	Manufacturing, Warehousing and Offices	75,000	Leased	February 2022
Norwich, the United Kingdom	Manufacturing, Warehousing and Offices	39,200	Owned	N/A

Location	Principal Function	Square Footage	Owned/ Leased	Lease Expiration
Residential Kitchen:
Chino, CA	Warehousing and Offices	100,000	Leased	April 2021
Downey, CA	Manufacturing, Warehousing and Offices	122,500	Leased	December 2019
Burford, GA	Warehousing and Offices	178,000	Leased	June 2022
Suwanee, GA	Warehousing and Offices	142,000	Leased	January 2018
Greenville, MI	Manufacturing, Warehousing and Offices	225,000	Owned	N/A
Greenwood, MS	Manufacturing, Warehousing and Offices *	738,000	Owned	N/A
Brown Deer, WI	Manufacturing, Warehousing and Offices	165,400	Leased	May 2022
Rosyl St Pierre, France	Manufacturing and Warehousing	40,900	Owned	N/A
Saint Ouen L'aumone, France	Manufacturing and Warehousing	30,400	Leased	April 2021
Saint Symphorien, France	Manufacturing and Warehousing	138,000	Owned	N/A
Waterford, Ireland	Manufacturing, Warehousing and Offices	73,000	Leased	July 2027
Gee Targu Mures, Romania	Manufacturing and Warehousing	48,000	Owned	N/A
Adderbury, the United Kingdom	Warehousing and Offices	82,500	Leased	August 2020
Coalbrookdale, the United Kingdom	Manufacturing and Offices	153,100	Owned	N/A
Ketley, the United Kingdom	Manufacturing and Offices	217,300	Owned	N/A
Leamington Spa, the United Kingdom	Manufacturing and Offices	270,200	Owned	N/A
Leamington Spa, the United Kingdom	Warehousing and Offices	100,300	Leased	August 2019
Nottingham, the United Kingdom	Manufacturing and Offices	153,100	Owned	N/A

 * Contains three separate manufacturing facilities.

At various other locations the company leases small amounts of space for administrative, manufacturing, distribution and sales functions, and in certain instances limited short-term inventory storage. These locations are in Australia, Brazil, Canada, China, Czech Republic, Denmark, Dubai, France, India, Italy, Mexico, Russia, Spain, the United Kingdom and various locations in the United States.

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

	Closing Share Price
	High	Low
Fiscal 2017
First quarter	$141.74	$128.59
Second quarter	141.07	120.04
Third quarter	131.74	115.72
Fourth quarter	134.95	108.72
Fiscal 2016
First quarter	$108.38	$80.62
Second quarter	126.52	103.39
Third quarter	132.17	112.94
Fourth quarter	142.38	109.23

Shareholders

The company estimates there were approximately 68,714 record holders of the company's common stock as of February 26, 2018.

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

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
October 1 to October 28, 2017	—	$—	—	709,270
October 29 to November 25, 2017	20,000	116.40	20,000	2,480,000
November 26 to December 30, 2017	106,200	117.84	106,200	2,373,800
Quarter ended December 30, 2017	126,200	$117.61	126,200	2,373,800

(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. As of December 30, 2017, 126,200 shares had been purchased under the 2017 stock repurchase program. At December 30, 2017, the company had a total of 6,889,241 shares in treasury amounting to $445.1 million.

Item 6. Selected Financial Data

(amounts in thousands, except per share data)
Fiscal Year Ended(1, 2)

	2017	2016	2015	2014	2013
Income Statement Data:
Net sales	$2,335,542	$2,267,852	$1,826,598	$1,636,538	$1,428,685
Cost of sales	1,422,801	1,366,672	1,120,093	995,953	878,674
Gross profit	912,741	901,180	706,505	640,585	550,011
Selling, general, and administrative expenses	436,491	444,431	375,148	339,594	296,448
Restructuring expenses	19,951	10,524	28,754	7,078	9,101
Gain on litigation settlement	—	—	—	(6,519)	—
Gain on sale of plant	(12,042)	—	—	—	—
Impairment of intangible asset	58,000	—	—	—	—
Income from operations	410,341	446,225	302,603	300,432	244,462
Net interest expense and deferred financing amortization, net	25,983	23,880	16,967	15,592	15,901
Other expense, net	829	1,040	4,469	4,050	2,780
Earnings before income taxes	383,529	421,305	281,167	280,790	225,781
Provision for income taxes	85,401	137,089	89,557	87,478	71,853
Net earnings	$298,128	$284,216	$191,610	$193,312	$153,928

Net earnings per share:
Basic	$5.26	$4.98	$3.36	$3.41	$2.76
Diluted	$5.26	$4.98	$3.36	$3.40	$2.74

Weighted average number of shares outstanding:
Basic	56,715	57,030	56,951	56,764	55,831
Diluted	56,719	57,085	56,973	56,784	56,148

Balance Sheet Data:
Working capital	$458,236	$323,290	$285,191	$285,817	$234,349
Total assets	3,339,713	2,917,136	2,761,151	2,066,131	1,819,206
Total debt	1,028,881	732,126	766,061	598,167	571,598
Stockholders' equity	1,361,148	1,265,318	1,166,830	1,006,760	838,347

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

(2)	The company has acquired numerous businesses in the periods presented. Please see Note 2 in the Notes to Consolidated Financial Statements for further information.

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

NET SALES SUMMARY
(dollars in thousands)

Fiscal Year Ended(1)
	2017		2016		2015
	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:

Commercial Foodservice	$1,382,108	59.2%	$1,266,955	55.9%	$1,121,046	61.4%

Food Processing	352,717	15.1	342,235	15.1	297,712	16.3

Residential Kitchen	600,717	25.7	658,662	29.0	407,840	22.3

Total	$2,335,542	100.0%	$2,267,852	100.0%	$1,826,598	100.0%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.9	60.3	61.3
Gross profit	39.1	39.7	38.7
Selling, general and administrative expenses	18.7	19.6	20.6
Restructuring expenses	0.9	0.5	1.6
Gain on sale of plant	(0.5)	—	—
Impairment of intangible asset	2.5	—	—
Income from operations	17.5	19.6	16.5

Interest expense and deferred financing amortization, net	1.1	1.1	0.9
Other expense, net	—	—	0.2
Earnings before income taxes	16.4	18.5	15.4
Provision for income taxes	3.7	6.0	4.9
Net earnings	12.7%	12.5%	10.5%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Fiscal Year Ended December 30, 2017 as Compared to December 31, 2016

Net sales. Net sales in fiscal 2017 increased by $67.6 million or 3.0% to $2,335.5 million as compared to $2,267.9 million in fiscal 2016. The increase in net sales of $161.9 million, or 7.1%, was attributable to acquisition growth, resulting from the fiscal 2016 acquisition of Follett and the fiscal 2017 acquisitions of Burford, CVP Systems, Sveba Dahlen, QualServ, L2F, Globe and Scanico.  Excluding acquisitions, net sales decreased $94.3 million, or 4.2%, from the prior year. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for fiscal 2017 reduced net sales by approximately $12.0 million or 0.5%. Excluding the impact of foreign exchange and acquisitions, sales decreased 3.6% for the year, including a net sales decrease of 1.8% at the Commercial Foodservice Equipment Group, a net sales decrease of 3.5% at the Food Processing Equipment Group and a net sales decrease of 7.2% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $115.1 million or 9.1% to $1,382.1 million in fiscal 2017, as compared to $1,267.0 million in fiscal 2016. Net sales from the acquisitions of Follett, Sveba Dahlen, QualServ, L2F and Globe, which were acquired on May 31, 2016, June 30, 2017, August 31, 2017, October 6, 2017 and October 17, 2017, respectively, accounted for an increase of $140.2 million during fiscal 2017. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group decreased $25.1 million, or 2.0%, as compared to the prior year. Excluding the impact of foreign exchange and acquisitions, net sales decreased $22.5 million, or 1.8% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $85.3 million, or 10.0%, to $939.2 million, as compared to $853.9 million in the prior year. This includes an increase of $102.5 million from recent acquisitions. Excluding acquisitions, net sales decreased $17.2 million, or 2.0%. The domestic sales decrease reflects slower purchases from major restaurant chains as equipment upgrade and replacement purchases were delayed. International sales increased $29.8 million, or 7.2%, to $442.9 million, as compared to $413.1 million in the prior year. This includes the increase of $37.7 million from the recent acquisitions, offset by $2.6 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales decrease in international sales was $5.3 million, or 1.3%. The decline in international sales reflects strong chain rollouts in the prior year that were not repeated and disruption in the Latin America market due in part to natural disasters in the region.

•
Net sales of the Food Processing Equipment Group increased by $10.5 million or 3.1% to $352.7 million in fiscal 2017, as compared to $342.2 million in fiscal 2016. Net sales from the acquisitions of Burford, CVP Systems and Scanico, which were acquired on May 1, 2017, June 30, 2017, and December 7, 2017, respectively, accounted for an increase of $21.7 million. Excluding the impact of these acquisitions, net sales of the Food Processing Equipment Group decreased $11.2 million, or 3.3%. Excluding the impact of foreign exchange and acquisitions, net sales decreased $12.1 million, or 3.5% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $8.0 million, or 3.1%, to $262.4 million, as compared to $254.4 million in the prior year. This includes an increase of $14.9 million from recent acquisitions. Excluding acquisitions, net sales decreased $6.9 million, or 2.7%. International sales increased $2.5 million, or 2.8%, to $90.3 million, as compared to $87.8 million in the prior year. This includes the increase of $6.8 million from the recent acquisitions and $0.9 million related to the favorable impact of exchange rates.

•
Net sales of the Residential Kitchen Equipment Group decreased by $58.0 million or 8.8% to $600.7 million in fiscal 2017, as compared to $658.7 million in fiscal 2016. Excluding the impact of foreign currency, net sales decreased $47.7 million, or 7.2% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $15.6 million, or 4.3%, to $346.7 million, as compared to $362.3 million in the prior year. Domestic sales declined primarily due to lower sales of Viking products, reflecting the residual impact of a product recall. International sales decreased $42.4 million, or 14.3% to $254.0 million, as compared to $296.4 million in the prior year, including a reduction of $10.3 million related to the unfavorable impact of exchange rates. Excluding foreign exchange, the net sales decrease in international sales was $32.1 million, or 10.8%. The sales decrease reflects the impact of product rationalization at the AGA Group in conjunction with acquisition integration initiatives and restructuring actions impacting sales related to non-core businesses within that group.

Gross profit. Gross profit increased by $11.5 million to $912.7 million in fiscal 2017 from $901.2 million in fiscal 2016. The increase in the gross profit reflects the impact of increased sales from acquisitions, offset by the impact of foreign exchange rates, which reduced gross profit by $4.5 million. The gross margin rate decreased from 39.7% in 2016 to 39.1% in 2017.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $19.0 million, or 3.6%, to $551.9 million in fiscal 2017 as compared to $532.9 million in fiscal 2016. Gross profit from the acquisitions of Follett, Sveba Dahlen, QualServ, L2F, and Globe accounted for approximately $38.0 million of the increase in gross profit during fiscal 2017. Excluding the recent acquisitions, the gross profit decreased by approximately $19.0 million due to lower sales volume and product mix in comparison to the prior year. The impact of foreign exchange rates reduced gross profit by approximately $0.6 million. The gross profit margin rate decreased to 39.9% as compared to 42.1% in the prior year, primarily due to lower margins at recent acquisitions.

•
Gross profit at the Food Processing Equipment Group increased by $5.4 million, or 3.9%, to $143.1 million in fiscal 2017 as compared to $137.7 million in fiscal 2016. Gross profit from the acquisitions of Burford, CVP Systems, and Scanico accounted for approximately $8.9 million of the increase in gross profit during fiscal 2017. Excluding the recent acquisitions, the gross profit decreased by approximately $3.5 million based on lower sales volumes. The impact of foreign exchange rates increased gross profit by approximately $0.1 million. The gross profit margin rate increased to 40.6% in fiscal 2017 as compared to 40.2% in fiscal 2016. The increase in the gross margin rate reflects the favorable impact of ongoing cost efficiency initiatives.

•
Gross profit at the Residential Kitchen Equipment Group decreased by $9.8 million, or 4.2%, to $222.9 million in fiscal 2017 as compared to $232.7 million in fiscal 2016. The impact of foreign exchange rates reduced gross profit by approximately $4.0 million. The gross margin rate increased to 37.1% in fiscal 2017 as compared to 35.3% in fiscal 2016, due to the impact of improved margins at the AGA Group, U-Line and Lynx as a result of cost reduction and acquisition integration initiatives.

Selling, general and administrative expenses. Combined selling, general, and administrative expenses decreased by $7.9 million to $436.5 million in fiscal 2017 from $444.4 million in 2016. As a percentage of net sales, selling, general and administrative expenses amounted to 18.7% in fiscal 2017 and 19.6% in fiscal 2016.

Selling, general and administrative expenses reflect increased costs of $36.3 million associated with the Follett, Burford, CVP Systems, Sveba Dahlen, QualServ, L2F, Globe and Scanico acquisitions, including $8.3 million of non-cash intangible amortization expense. The unfavorable impact of foreign exchange rates increased selling, general and administrative expenses by approximately $1.0 million. Selling, general and administrative expenses decreased $3.9 million related to net periodic pension benefit and $3.1 million related to trade advertising, offset by an increase of $6.9 million related to strategic expenses associated with acquisition activities. Additionally, selling, general and administrative expenses decreased $19.8 million related to lower salaries and bonuses due to reorganization activities and $21.7 million related to lower non-cash share based compensation.

Restructuring expenses. Restructuring expenses increased $9.5 million to $20.0 million from $10.5 million in the prior year period. Restructuring expenses during fiscal 2017 included cost reduction initiatives primarily related to headcount reductions at the Commercial Foodservice Equipment Group, Food Processing Equipment Group and Residential Kitchen Equipment Group. Restructuring expenses during fiscal 2016 were primarily associated with acquisition integration initiatives at AGA.

Gain on sale of plant. Gain on sale of plant in the amount of $12.0 million was related to the sale of a manufacturing facility, proceeds of which were used to purchase a larger manufacturing facility to gain efficiencies in workflow and allow for future manufacturing consolidation efforts.

Impairment of intangible asset. The impairment of intangible asset in the amount of $58.0 million was recognized related to the Viking tradename within the company's annual impairment assessment of goodwill and indefinite-lived assets. The impairment resulted from weaker than expected revenue performance in the current year and a corresponding reduction in the future revenue expectations. The decline in revenues was attributable, in part, to the product recall announced in 2015 related to products manufactured prior to the acquisition of Viking.

Income from operations. Income from operations decreased $35.9 million to $410.3 million in fiscal 2017 from $446.2 million in fiscal 2016. The decrease in operating income resulted from the increased restructuring expenses and the impairment of intangible assets, offset by the increase in net sales, gross profit and the gain on sale of plant. Operating income as a percentage of net sales amounted to 17.5% in 2017 as compared to 19.6% in 2016. Excluding the impact of restructuring expenses, gain on sale of plant and impairment of intangible assets operating income increased $19.6 million to $476.3 million in fiscal 2017 from $456.7 million in fiscal 2016. Operating income as a percentage of net sales, excluding those items, amounted to 20.4% in 2017 in comparison to 20.1% in 2016, reflecting an increase in the net periodic pension benefit and ongoing cost reduction initiatives.

Income from operations in 2017 included $74.5 million of non-cash expenses, including $29.7 million of depreciation expense, $38.6 million of intangible amortization related to acquisitions and $6.2 million of stock based compensation. This compares to $84.0 million of non-cash expenses in the prior year, including $26.2 million of depreciation expense, $29.9 million of intangible amortization related to acquisitions, and $27.9 million of stock based compensation costs.

Non-operating expenses. Non-operating expenses increased $1.9 million to $26.8 million in fiscal 2017 from $24.9 million in fiscal 2016. Net interest expense and deferred financing increased $2.1 million from $23.9 million in fiscal 2016 to $26.0 million in fiscal 2017 reflecting increased interest due to higher debt balances related to the funding of acquisitions. Other expense was $0.8 million in fiscal 2017 as compared to $1.0 million in fiscal 2016 and consists mainly of net foreign exchange gains and losses.

Income taxes. A tax provision of $85.4 million, at an effective rate of 22.3%, was recorded for fiscal 2017 as compared to $137.1 million at an effective rate of 32.5%, in fiscal 2016. The effective tax rate for 2017 is lower than the statutory tax rate of 35% primarily due to the impact of complying with the Tax Cuts and Job Act of 2017. The Tax Cuts and Job Act of 2017 includes a tax benefit for revaluing the U.S. deferred taxes based on the 2018 enacted corporate income tax rate of 21%, partially offset by additional taxes related to the transition tax for the move from a worldwide tax system to a territorial tax system. Additionally, the effective tax rate was impacted by excess stock compensation tax benefits from the adoption of Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Accounting." The effective tax rates for both 2017 and 2016 similarly benefited from the U.S. domestic manufacturers deduction, permanent tax deductions and favorable foreign rate differentials.

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

Selling, general and administrative expenses. Combined selling, general, and administrative expenses increased by $69.3 million to $444.4 million in fiscal 2016 from $375.1 million in 2015. As a percentage of net sales, operating expenses amounted to 19.6% in fiscal 2016 and 20.5% in fiscal 2015, excluding restructuring charges.

Selling, general and administrative expenses increased $80.0 million associated with the Goldstein Eswood, Thurne, Induc, AGA, Lynx, and Follett acquisitions, including $8.8 million of non-cash intangible amortization expense. This increase was offset by the favorable impact of foreign exchange rates of $3.4 million, reduced compensation and commissions of $2.5 million, lower trade advertising expense of $2.1 million and the net periodic pension benefit related to the AGA pension plans which amount to $24.5 million.

Restructuring expenses. Restructuring expenses decreased $18.3 million to $10.5 million from $28.8 million in the prior year period. Restructuring expenses during fiscal 2016 are related to acquisition integration initiatives to reduce costs related to AGA. Restructuring expenses during fiscal 2015 were associated with cost reductions initiatives related to AGA, the closure and consolidation of distribution facilities at the Residential Kitchen Equipment Group and the consolidation of two production facilities at the Food Processing and Commercial Foodservice Equipment Groups.

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

Income taxes. A tax provision of $137.1 million, at an effective rate of 32.5%, was recorded for fiscal 2016 as compared to $89.6 million at an effective rate of 31.9%, in fiscal 2015. The effective tax rates for both years were lower than the statutory tax rate of 35.0% primarily due to tax benefits from the U.S. domestic manufacturers deduction, permanent tax deductions and favorable foreign rate differentials.

Financial Condition and Liquidity

Total cash and cash equivalents increased by $21.2 million to $89.7 million at December 30, 2017 from $68.5 million at December 31, 2016. Net borrowings increased to $1,028.9 million at December 30, 2017, from $732.1 million at December 31, 2016.

Operating activities. Net cash provided by operating activities before changes in assets and liabilities amounted to $408.7 million as compared to $391.7 million in the prior year. Adjustments to reconcile 2017 net earnings to operating cash flows before changes in assets and liabilities included $29.7 million of depreciation expense and $40.1 million of amortization expense, $6.2 million of non-cash stock compensation expense, $58.0 million of impairment of intangible asset, $3.1 million of impairment of equipment, $12.0 million of gain on sale of plant and $14.5 million of deferred tax benefit.

Net cash provided by operating activities after changes in assets and liabilities amounted to $304.5 million as compared to $294.1 million in the prior year.

During fiscal 2017, net cash used to fund changes in assets and liabilities amounted to $104.2 million. These changes included a $26.2 million decrease in accounts receivable due to the impact of lower sales volumes and due to the impact of lower receivable balances at the Food Processing Equipment Group due to the timing of projects which are often paid in advance. Inventory increased $9.7 million and accounts payables decreased by $21.6 million due to several factors including normal business seasonality affecting working capital, the timing of large orders for the Food Processing Equipment Group and lower sales volumes. Prepaid expenses and other assets increased $34.1 million primarily due to an increase in prepaid taxes. Accrued expenses and other non-current liabilities decreased by $65.0 million due in part to reduced customer deposits due to timing of projects related to the Food Processing Equipment Group, reduced incentive compensation in comparison to the prior year and payments related to restructuring initiatives.

In connection with the company’s acquisition activities during the year, the company added assets and liabilities from the opening balance sheets of the acquired businesses in its consolidated balance sheets and accordingly these amounts are not reflected in the net change in working capital.

Investing activities. During 2017, net cash used for investing activities amounted to $345.5 million. This included $300.2 million of the 2017 acquisitions of Burford, CVP Systems, Sveba Dahlen, QualServ, Globe, L2F, and Scanico, $5.9 million related to deferred and contingent consideration payments from previous years' acquisitions and $54.5 million primarily associated with additions and upgrades of production equipment and the purchase of a manufacturing facility. During 2017, the company completed the sale of an existing manufacturing facility. The $14.3 million proceeds from the sale were used to purchase a larger facility to gain efficiencies in workflow and allow for future manufacturing consolidation efforts.

Financing activities. Net cash flows provided by financing activities amounted to $55.8 million in 2017. The company borrowed $296.8 million under its $2.5 billion Credit Facility and repaid $1.1 million under foreign borrowing facilities.
The company repurchased $239.8 million of Middleby common shares during 2017. This was comprised of $24.6 million used to repurchase 177,097 shares of its common stock that were surrendered to the company by employees in lieu of cash for payment for withholding taxes related to restricted stock vestings that occurred during 2017 and $215.2 million used to repurchase 1,806,595 shares of its common stock under a stock repurchase program. See Part 1, Notes to Condensed Consolidated Financial Statements, Note 13 - Share Repurchases for further details.
At December 30, 2017, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowings from current lenders will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

Contractual Obligations

The company's contractual cash payment obligations are set forth below (dollars in thousands):

	Amounts Due Sellers From Acquisition	Debt	Estimated Interest on Debt	Operating Leases	Total Contractual Cash Obligations
Less than 1 year	$2,020	$5,149	$31,575	$25,689	$64,433
1-3 years	—	501	63,046	37,946	101,493
4-5 years	—	1,023,231	19,192	26,428	1,068,851
After 5 years	—	—	721	19,815	20,536

	$2,020	$1,028,881	$114,534	$109,878	$1,255,313

The company has obligations to make $2.0 million of estimated contingent purchase price payments to the sellers of Desmon, Emico and Scanico that were deferred in conjunction with the acquisitions.

As of December 30, 2017, the company had $1,022.9 million outstanding under its Credit Facility. The average interest rate on this debt amounted to 2.72% at December 30, 2017. This facility matures on July 28, 2021. As of December 30, 2017, the company also has $5.8 million of debt outstanding under various foreign credit facilities. The estimated interest payments reflected in the table above assume that the level of debt and average interest rate on the company’s revolving credit line under its senior credit agreement does not change until the facility reaches maturity in July 2021. The estimated payments also assume that relative to the company’s foreign borrowings: all scheduled term loan payments are made; the level of borrowings does not change; and the average interest rates remain at their December 30, 2017 rates. Also reflected in the table above is $0.1 million of payments to be made related to the company’s interest rate swap agreements in 2018.

As indicated in Note 10 to the consolidated financial statements, the company’s projected benefit obligation under its defined benefit plans exceeded the plans’ assets by $334.5 million at the end of 2017 as compared to $323.0 million at the end of 2016. The unfunded benefit obligations were comprised of a $15.8 million underfunding of the company's U.S. Plans and $318.7 million underfunding of the company’s Non-U.S. Plans. The company made minimum contributions required by the Employee Retirement Income Security Act of 1974 (“ERISA”) of $1.5 million and $0.8 million in 2017 and 2016, respectively, to the company’s U.S. Plans. The company expects to continue to make minimum contributions to the U.S. Plans as required by ERISA, of $0.9 million in 2018. The company expects to contribute $5.4 million to the Non-U.S. Plans in 2018.

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

Related Party Transactions

From January 1, 2017 through the date hereof, there were no transactions between the company, its directors and executive officers that are required to be disclosed pursuant to Item 404 of Regulation S-K, promulgated under the Securities and Exchange Act of 1934, as amended.

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

New Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements for further information on the new accounting pronouncements.

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

Item 7A.          Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company's debt obligations:

Variable Rate Debt

2018	$5,149
2019	338
2020	163
2021	1,023,098
2022 and thereafter	133
$1,028,881

On July 28, 2016, the company entered into an amended and restated five-year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"), with the potential under certain circumstances to increase the amount of the Credit Facility to $3.0 billion. As of December 30, 2017, the company had $1,022.9 million of borrowings outstanding under the Credit Facility, including $1,015.5 million of borrowings in U.S. Dollars and $7.4 million of borrowings denominated in British Pounds. The company also has $7.5 million in outstanding letters of credit as of December 30, 2017, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under the Credit Facility was $1.5 billion at December 30, 2017.

At December 30, 2017, borrowings under the Credit Facility accrued interest at a rate of 1.25% above LIBOR per annum or 0.25% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 2.72% for the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt Less Unrestricted Cash to Pro Forma EBITDA (the "Leverage Ratio") on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.20% per annum as of December 30, 2017.

In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At December 30, 2017, these foreign credit facilities amounted to $5.8 million in U.S. Dollars with a weighted average per annum interest rate of approximately 6.06%.

The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At December 30, 2017, the company had outstanding floating-to-fixed interest rate swaps totaling $399.0 million notional amount carrying an average interest rate of 1.47% that mature in more than 12 months but less than 84 months.

The Credit Facility matures on July 28, 2021, and accordingly has been classified as a long-term liability on the consolidated balance sheet.

The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 3.50 to 1.00, which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At December 30, 2017, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of December 30, 2017, the fair value of these instruments was an asset of $10.3 million. The change in fair value of these swap agreements in fiscal 2017 was a gain of $1.5 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The Middleby Corporation

Opinion on Internal Control over Financial Reporting
We have audited The Middleby Corporation's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, The Middleby Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Globe, Qualserv, L2F, Burford, Sveba Dahlen, Scanico, and CVP Systems which are included in the 2017 consolidated financial statements of the Company and constituted 11.9% and 0.1% of total and net assets, respectively, as of December 30, 2017 and 3.9% and (0.7%) of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Globe, Qualserv, L2F, Burford, Sveba Dahlen, Scanico, and CVP Systems.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2017 and December 31, 2016, the related consolidated statements of earnings, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 30, 2017, and the related notes and financial statement schedule and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Chicago, Illinois
February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The Middleby Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Middleby Corporation (the Company) as of December 30, 2017 and December 31, 2016, the related consolidated statements of earnings, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 30, 2017, and the related notes and financial statement schedule listed in the Index at Item 8, (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 30, 2017 and December 31, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2012.

Chicago, Illinois
February 28, 2018

THE MIDDLEBY CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 30, 2017 AND DECEMBER 31, 2016
(amounts in thousands, except share data)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$89,654	$68,485
Accounts receivable, net of reserve of doubtful accounts of $13,182 and $12,600	328,421	325,868
Inventories, net	424,639	368,243
Prepaid expenses and other	55,427	42,704
Prepaid taxes	33,748	6,399
Total current assets	931,889	811,699
Property, plant and equipment, net of accumulated depreciation of $142,278 and $119,435	281,915	221,571
Goodwill	1,264,810	1,092,722
Other intangibles, net of amortization of $207,334 and $168,369	780,426	696,171
Long-term deferred tax assets	44,565	51,699
Other assets	36,108	43,274
Total assets	$3,339,713	$2,917,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$5,149	$5,883
Accounts payable	146,333	146,921
Accrued expenses	322,171	335,605
Total current liabilities	473,653	488,409
Long-term debt	1,023,732	726,243
Long-term deferred tax liability	87,815	77,760
Accrued pension benefits	334,511	322,988
Other non-current liabilities	58,854	36,418
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 62,619,865 and 62,445,315 shares issued in 2017 and 2016, respectively	145	144
Paid-in capital	374,922	355,287
Treasury stock at cost; 6,889,241 and 4,905,549 shares in 2017 and 2016, respectively	(445,118)	(205,280)
Retained earnings	1,697,618	1,399,490
Accumulated other comprehensive loss	(266,419)	(284,323)

Total stockholders' equity	1,361,148	1,265,318

Total liabilities and stockholders' equity	$3,339,713	$2,917,136

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016
AND JANUARY 2, 2016
(amounts in thousands, except per share data)

	2017	2016	2015
Net sales	$2,335,542	$2,267,852	$1,826,598
Cost of sales	1,422,801	1,366,672	1,120,093
Gross profit	912,741	901,180	706,505
Selling, general, and administrative expenses	436,491	444,431	375,148
Restructuring expenses	19,951	10,524	28,754
Gain on sale of plant	(12,042)	—	—
Impairment of intangible asset	58,000	—	—
Income from operations	410,341	446,225	302,603
Interest expense and deferred financing amortization, net	25,983	23,880	16,967
Other expense, net	829	1,040	4,469
Earnings before income taxes	383,529	421,305	281,167
Provision for income taxes	85,401	137,089	89,557
Net earnings	$298,128	$284,216	$191,610

Net earnings per share:
Basic	$5.26	$4.98	$3.36
Diluted	$5.26	$4.98	$3.36

Weighted average number of shares
Basic	56,715	57,030	56,951
Dilutive common stock equivalents	4	55	22
Diluted	56,719	57,085	56,973

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016
AND JANUARY 2, 2016
(amounts in thousands)

	2017	2016	2015

Net earnings	$298,128	$284,216	$191,610

Other comprehensive income:
Foreign currency translation adjustments	46,690	(63,569)	(28,187)
Pension liability adjustment, net of tax	(29,669)	(149,815)	(17,039)
Unrealized gain on interest rate swaps, net of tax	883	5,473	245
Comprehensive income	$316,032	$76,305	$146,629

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016
AND JANUARY 2, 2016
(amounts in thousands)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, January 3, 2015	$144	$310,409	$(196,026)	$923,664	$(31,431)	$1,006,760
Net earnings	—	—	—	191,610	—	191,610
Currency translation adjustments	—	—	—	—	(28,187)	(28,187)
Change in unrecognized pension benefit costs, net of tax of $(3,740)	—	—	—	—	(17,039)	(17,039)
Unrealized gain on interest rate swap, net of tax of $163	—	—	—	—	245	245
Stock compensation	—	15,863	—	—	—	15,863
Tax benefit on stock compensation	—	2,414	—	—	—	2,414
Purchase of treasury stock	—	—	(4,836)	—	—	(4,836)
Balance, January 2, 2016	$144	$328,686	$(200,862)	$1,115,274	$(76,412)	$1,166,830
Net earnings	—	—	—	284,216	—	284,216
Currency translation adjustments	—	—	—	—	(63,569)	(63,569)
Change in unrecognized pension benefit costs, net of tax of $(30,717)	—	—	—	—	(149,815)	(149,815)
Unrealized gain on interest rate swap, net of tax of $3,649	—	—	—	—	5,473	5,473
Stock compensation	—	27,905	—	—	—	27,905
Tax benefit on stock compensation	—	(1,304)		—	—	(1,304)
Purchase of treasury stock	—	—	(4,418)	—	—	(4,418)
Balance, December 31, 2016	$144	$355,287	$(205,280)	$1,399,490	$(284,323)	$1,265,318
Net earnings	—	—	—	298,128	—	298,128
Currency translation adjustments	—	—	—	—	46,690	46,690
Change in unrecognized pension benefit costs, net of tax of $(5,588)	—	—	—	—	(29,669)	(29,669)
Unrealized gain on interest rate swap, net of tax of $588	—	—	—	—	883	883
Stock compensation	—	6,237	—	—	—	6,237
Stock issuance	1	13,398	—	—	—	13,399
Purchase of treasury stock	—	—	(239,838)	—	—	(239,838)
Balance, December 30, 2017	$145	$374,922	$(445,118)	$1,697,618	$(266,419)	$1,361,148

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016
AND JANUARY 2, 2016
(amounts in thousands)

	2017	2016	2015
Cash flows from operating activities—
Net earnings	$298,128	$284,216	$191,610
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	69,774	58,234	54,074
Non-cash share-based compensation	6,237	27,905	15,864
Deferred income taxes	(14,492)	21,363	1,919
Gain on sale of plant	(12,042)	—	—
Impairment of equipment	3,114	—	—
Impairment of intangible asset	58,000	—	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	26,180	(33,908)	17,112
Inventories, net	(9,744)	(22,246)	7,826
Prepaid expenses and other assets	(34,122)	(11,550)	(5,685)
Accounts payable	(21,631)	(7,730)	(18,036)
Accrued expenses and other liabilities	(64,947)	(22,174)	(15,092)
Net cash provided by operating activities	304,455	294,110	249,592
Cash flows from investing activities—
Additions to property and equipment	(54,493)	(24,817)	(22,362)
Proceeds on sale of plant	14,278	—	—
Acquisitions, net of cash acquired	(305,251)	(210,921)	(348,625)
Net cash used in investing activities	(345,466)	(235,738)	(370,987)
Cash flows from financing activities—
Net proceeds (repayments) under revolving credit facilities	296,771	(2,482)	145,500
Net repayments under foreign bank loan	(1,062)	(26,821)	(6,058)
Net repayments under other debt arrangement	(35)	(35)	(262)
Repurchase of treasury stock	(239,838)	(4,418)	(4,836)
Debt issuance costs	—	(6,310)	—
Excess tax benefit related to share-based compensation	—	(1,304)	2,414
Net cash provided by (used in) financing activities	55,836	(41,370)	136,758

Effect of exchange rates on cash and cash equivalents	6,344	(4,045)	(3,780)
Changes in cash and cash equivalents—
Net increase in cash and cash equivalents	21,169	12,957	11,583
Cash and cash equivalents at beginning of year	68,485	55,528	43,945

Cash and cash equivalents at end of year	$89,654	$68,485	$55,528

Non-cash investing and financing activities:
Stock issuance related to acquisitions	$13,399	$—	$—

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016
AND JANUARY 2, 2016

(1)	NATURE OF OPERATIONS

The Middleby Corporation (the "company") is engaged in the design, manufacture and sale of commercial foodservice, food processing equipment and residential kitchen equipment. The company manufactures and assembles this equipment at thirty-one U.S. and twenty-six international manufacturing facilities. The company operates in three business segments: 1) the Commercial Foodservice Equipment Group, 2) the Food Processing Equipment Group and 3) the Residential Kitchen Equipment Group.

The Commercial Foodservice Equipment Group has a broad portfolio of cooking and warming equipment, which enables it to serve virtually any cooking or warming application within a commercial kitchen or foodservice operation. This cooking and warming equipment is used across all types of foodservice operations, including quick-service restaurants, full-service restaurants, convenience stores, retail outlets, hotels and other institutions. The products offered by this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, food warming equipment, catering equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, griddles, professional mixers, stainless steel fabrication, custom millwork, professional refrigerators, blast chillers, coldrooms, ice machines, freezers and coffee and beverage dispensing equipment.

The Food Processing Equipment Group offers a broad portfolio of processing solutions for customers producing pre-cooked meat products, such as hot dogs, dinner sausages, poultry and lunchmeats and baked goods such as muffins, cookies and bread. Through its broad line of products, the company is able to deliver a wide array of cooking solutions to service a variety of food processing requirements demanded by its customers. The company can offer highly integrated solutions that provide a food processing operation a uniquely integrated solution providing for the highest level of food quality, product consistency, and reduced operating costs resulting from increased product yields, increased capacity and greater throughput and reduced labor costs through automation. The products offered by this group include a wide array of cooking and baking solutions, including batch ovens, baking ovens, proofing ovens, conveyor belt ovens, continuous processing ovens, frying systems and automated thermal processing systems. The company also provides a comprehensive portfolio of complementary food preparation equipment such as grinders, slicers, reduction and emulsion systems, mixers, blenders, battering equipment, breading equipment, seeding equipment, water cutting systems, food presses, food suspension equipment, and forming equipment, as well as a variety of automated loading and unloading systems, food safety, food handling, freezing, defrosting and packaging equipment. This portfolio of equipment can be integrated to provide customers a highly efficient and customized solution.

The Residential Kitchen Equipment Group has a broad portfolio of innovative and professional-style residential kitchen equipment. The products offered by this group include ranges, cookers, stoves, ovens, refrigerators, dishwashers, microwaves, cooktops, refrigerators, wine coolers, ice machines, ventilation equipment and outdoor equipment.

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

The following represents the company's more significant acquisitions in 2017 and 2016. The company also made smaller acquisitions not listed below which are individually and collectively immaterial.
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
The goodwill and $67.8 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350 "Intangibles - Goodwill and Other". Other intangibles also includes $55.2 million allocated to customer relationships and $1.3 million allocated to backlog, which are to be amortized over periods of 8 years and 3 months, respectively. Goodwill and other intangibles of Follett are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

Burford
On May 1, 2017, the company completed its acquisition of all of the capital stock of Burford Corp. ("Burford"). Burford is a leading manufacturer of industrial baking equipment for the food processing industry located in Maysville, Oklahoma, for a purchase price of approximately $14.8 million, net of cash acquired. During the fourth quarter of 2017, the company finalized the working capital provision provided for by the purchase agreement resulting in a refund from the seller of $0.3 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) May 1, 2017	Preliminary Measurement Period Adjustments	(as adjusted) May 1, 2017
Cash	$2,514	$—	$2,514
Current assets	6,424	126	6,550
Property, plant and equipment	656	(13)	643
Goodwill	7,289	808	8,097
Other intangibles	4,900	1,840	6,740
Current liabilities	(2,254)	(961)	(3,215)
Long term deferred tax liability	(1,840)	612	(1,228)
Other non-current liabilities	—	(2,761)	(2,761)

Net assets acquired and liabilities assumed	$17,689	$(349)	$17,340
The long term deferred tax liability amounted to $1.2 million. The net deferred tax liability is comprised of $2.7 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets, net of $0.7 million related to federal and state net operating loss carryforwards and $0.8 million of deferred tax asset arising from the difference between the book and tax basis of identifiable tangible asset and liability accounts.
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

CVP Systems
On June 30, 2017, the company completed its acquisition of all of the capital stock of CVP Systems, Inc. ("CVP Systems"), a leading manufacturer of high-speed packaging systems for the meat processing industry located in Downers Grove, Illinois, for a purchase price of approximately $30.3 million, net of cash acquired. The purchase price included $17.9 million in cash and 106,254 shares of Middleby common stock valued at $12.3 million. The purchase price is subject to adjustment based upon a working capital provision provided for by the purchase agreement. The company expects to finalize this in the first quarter of 2018.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) June 30, 2017	Preliminary Measurement Period Adjustments	(as adjusted) June 30, 2017
Cash	$621	$—	$621
Current assets	5,973	(1,435)	4,538
Property, plant and equipment	238	(91)	147
Goodwill	20,297	432	20,729
Other intangibles	8,700	4,350	13,050
Current liabilities	(1,532)	(514)	(2,046)
Long term deferred tax liability	(3,168)	(633)	(3,801)
Other non-current liabilities	—	(2,362)	(2,362)

Net assets acquired and liabilities assumed	$31,129	$(253)	$30,876
The long term deferred tax liability amounted to $3.8 million. The net liability is comprised of $5.0 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets, net of $0.4 million related to federal and state net operating loss carryforwards and $0.8 million of deferred tax assets arising from the difference between the book and tax basis of identifiable tangible asset and liability accounts.
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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) June 30, 2017	Preliminary Measurement Period Adjustments	(as adjusted) June 30, 2017
Cash	$4,569	$—	$4,569
Current assets	22,686	(767)	21,919
Property, plant and equipment	9,128	(332)	8,796
Goodwill	33,785	(2,843)	30,942
Other intangibles	34,175	7,775	41,950
Other assets	1,170	(3)	1,167
Current portion of long-term debt	—	(14)	(14)
Current liabilities	(11,782)	649	(11,133)
Long term debt	—	(140)	(140)
Long term deferred tax liability	(7,751)	(2,600)	(10,351)
Other non-current liabilities	(42)	(1,725)	(1,767)

Net assets acquired and liabilities assumed	$85,938	$—	$85,938
The long term deferred tax liability amounted to $10.4 million. The liability is comprised of $9.2 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets and $1.2 million of deferred tax liability related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $22.2 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $18.1 million allocated to customer relationships and $1.6 million allocated to backlog, which are to be amortized over periods of 6 years and 3 months, respectively. Goodwill and other intangibles of Sveba Dahlen are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) August 31, 2017	Preliminary Measurement Period Adjustments	(as adjusted) August 31, 2017
Cash	$1,130	$—	$1,130
Current assets	18,031	(64)	17,967
Property, plant and equipment	4,785	—	4,785
Goodwill	14,590	195	14,785
Other intangibles	9,600	—	9,600
Current liabilities	(6,810)	(131)	(6,941)

Net assets acquired and liabilities assumed	$41,326	$—	$41,326
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

Globe
On October 17, 2017, the company completed its acquisition of all of the capital stock of Globe Food Equipment Company ("Globe"), a leading brand in slicers and mixers for the commercial foodservice industry located in Dayton, Ohio, for a purchase price of $104.6 million, net of cash acquired. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the first quarter of 2018.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) October 17, 2017
Cash	$3,420
Current assets	17,197
Property, plant and equipment	1,120
Goodwill	67,176
Other intangibles	43,444
Current liabilities	(5,994)
Long term deferred tax liability	(16,456)
Other non-current liabilities	(1,907)

Net assets acquired and liabilities assumed	$108,000
The long term deferred tax liability amounted to $16.5 million. The net liability is comprised of $16.3 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets and $0.2 million of deferred tax liability related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $28.2 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $14.9 million allocated to customer relationships and $0.3 million allocated to backlog, which are to be amortized over periods of 5 years and 3 months, respectively. Goodwill and other intangibles of Globe are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
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

Scanico
On December 7, 2017, the company completed its acquisition of all of the capital stock of Scanico A/S ("Scanico"), a leading manufacturer of industrial cooling and freezing equipment for the food processing industry located in Aalborg, Denmark, for a purchase price of $34.9 million, net of cash acquired. The purchase price is subject to adjustment based upon a working capital provision provided for by the purchase agreement. The company expects to finalize this in the first quarter of 2018. An additional payment is also due upon the achievement of certain financial targets.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) December 7, 2017
Cash	$6,766
Current assets	3,428
Property, plant and equipment	447
Goodwill	30,072
Other intangibles	11,491
Current liabilities	(7,236)
Long term deferred tax liability	(3,305)

Consideration paid at closing	$41,663

Contingent consideration	(751)

Net assets acquired and liabilities assumed	$40,912
The long term deferred tax liability amounted to $3.3 million. The net liability is comprised of $2.5 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets and $0.8 million of deferred tax liability related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $6.6 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $2.0 million allocated to customer relationships, $0.9 million allocated to developed technology and $2.0 million allocated to backlog, which are to be amortized over periods of 5 years, 5 years and 3 months, respectively. Goodwill and other intangibles of Scanico are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
The Scanico purchase agreement includes an earnout provision providing for a contingent payment due to the sellers to the extent certain financial targets are exceeded. This earnout is payable during the third quarter of 2018, if Scanico exceeds certain sales and earnings targets for the twelve months ended June 30, 2018. The contractual obligation associated with this contingent earnout provision recognized on the acquisition date is $0.8 million.
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

Pro forma financial information

In accordance with ASC 805 “Business Combinations”, the following unaudited pro forma results of operations for the years ended December 30, 2017 and December 31, 2016, assumes the 2016 acquisition of Follett and the 2017 acquisitions of Burford, CVP Systems, Sveba Dahlen, QualServ, L2F, Globe and Scanico were completed on January 3, 2016 (first day of fiscal 2016). The following pro forma results include adjustments to reflect additional interest expense to fund the acquisition, amortization of intangibles associated with the acquisition, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	December 30, 2017	December 31, 2016
Net sales	$2,500,434	$2,606,379
Net earnings	305,770	281,680

Net earnings per share:
Basic	5.39	4.94
Diluted	5.39	4.93

The historical consolidated financial information of the Company and the acquisitions have been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the transactions, (2) factually supportable and (3) expected to have a continuing impact on the combined results. Pro forma data may not be indicative of the results that would have been obtained had these acquisitions occurred at the beginning of the periods presented, nor is it intended to be a projection of future results. Additionally, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate Follett, Burford, CVP Systems, Sveba Dahlen, QualServ, L2F, Globe and Scanico.

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

The company's fiscal year ends on the Saturday nearest December 31. Fiscal years 2017, 2016, and 2015 ended on December 30, 2017, December 31, 2016 and January 2, 2016, respectively, with each year including 52 weeks.

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

Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $13.2 million and $12.6 million at December 30, 2017 and December 31, 2016, respectively. At December 30, 2017, all accounts receivable are expected to be collected within one year.

(d) Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at December 30, 2017 and December 31, 2016 are as follows:

	2017	2016
	(dollars in thousands)
Raw materials and parts	$180,559	$154,647
Work in process	38,917	35,975
Finished goods	205,163	177,621
	$424,639	$368,243

(e)	Property, Plant and Equipment

Property, plant and equipment are carried at cost as follows:

	2017	2016
	(dollars in thousands)
Land	$28,996	$21,309
Building and improvements	175,678	134,158
Furniture and fixtures	54,362	56,851
Machinery and equipment	165,157	128,688
	424,193	341,006
Less accumulated depreciation	(142,278)	(119,435)
	$281,915	$221,571

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

Depreciation expense amounted to $29.7 million, $26.2 million and $25.5 million in fiscal 2017, 2016 and 2015, respectively.

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

Goodwill is allocated to the business segments as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of January 2, 2016	$473,127	$134,092	$376,120	$983,339

Goodwill acquired during the year	76,972	1,958	—	78,930
Measurement period adjustments to goodwill acquired in prior year	(503)	—	86,822	86,319
Exchange effect	(7,506)	(1,370)	(46,990)	(55,866)

Balance as of December 31, 2016	$542,090	$134,680	$415,952	$1,092,722

Goodwill acquired during the year	118,419	58,899	—	177,318
Measurement period adjustments to goodwill acquired in prior year	(36,408)	41	—	(36,367)
Exchange effect	7,350	4,658	19,129	31,137

Balance as of December 30, 2017	$631,451	$198,278	$435,081	$1,264,810

The company has not recognized any goodwill impairments and therefore no accumulated impairment loss.

Intangible assets consist of the following (in thousands):

	December 30, 2017			December 31, 2016
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	5.2	$330,496	$(171,005)	5.5	$251,025	$(136,895)
Backlog	0.8	19,689	(18,081)	0.0	13,550	(13,550)
Developed technology	4.2	22,485	(18,248)	4.8	24,874	(17,924)
		$372,670	$(207,334)		$289,449	$(168,369)
Indefinite-lived assets:
Trademarks and tradenames		$615,090			$575,091

The company performed its annual impairment for trademarks and tradenames (indefinite-lived intangible assets) on the first day of the fourth quarter and based on the results the company determined that the Viking tradename within the Residential Kitchen Equipment Group was impaired. The company estimated the fair value of tradenames using a relief from royalty method under the income approach. The decline in fair value of the Viking tradename was primarily the result of weaker than expected revenue performance in the current year and a corresponding reduction of future revenue expectations. The impairment resulted from the decline in revenues attributable, in part, to the product recall announced in 2015 related to products manufactured prior to the acquisition of Viking. The fair value of the Viking tradename was estimated to be $93.0 million as compared to the carrying value of $151.0 million and resulted in a $58.0 million indefinite-lived intangible asset impairment charge.

The aggregate intangible amortization expense was $38.6 million, $29.9 million and $27.4 million in 2017, 2016 and 2015, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

2018	$39,017
2019	29,423
2020	28,560
2021	25,153
2022	21,056
2023 and thereafter	22,127
$165,336

(g)	Accrued Expenses

Accrued expenses consist of the following at December 30, 2017 and December 31, 2016, respectively:

	2017	2016
	(dollars in thousands)
Accrued payroll and related expenses	$67,935	$74,505
Accrued warranty	52,834	40,851
Accrued customer rebates	48,590	49,923
Advanced customer deposits	31,069	41,735
Accrued sales and other tax	20,881	13,565
Accrued professional fees	18,250	16,605
Accrued product liability and workers compensation	11,976	11,417
Accrued agent commission	11,035	12,834
Product recall	6,068	7,003
Restructuring	1,715	2,295
Other accrued expenses	51,818	64,872

	$322,171	$335,605

(h)	Litigation Matters

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

(i)	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income (loss) as reported in the consolidated balance sheets:

	2017	2016
	(dollars in thousands)
Unrecognized pension benefit costs, net of tax of ($43,592) and ($38,004)	$(203,063)	$(173,394)
Unrealized gain on interest rate swap, net of tax of $4,243 and $3,655	6,365	5,482
Currency translation adjustments	(69,721)	(116,411)

	$(266,419)	$(284,323)

Changes in accumulated other comprehensive income (loss) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs(1)	Unrealized Gain/(Loss) Interest Rate Swap(1)	Total
Balance as of January 2, 2016	$(52,842)	$(23,579)	$9	$(76,412)
Other comprehensive income before reclassification	(63,569)	(149,907)	6,703	(206,773)
Amounts reclassified from accumulated other comprehensive income	—	92	(1,230)	(1,138)
Net current-period other comprehensive income	$(63,569)	$(149,815)	$5,473	$(207,911)
Balance as of December 31, 2016	$(116,411)	$(173,394)	$5,482	$(284,323)
Other comprehensive income before reclassification	46,690	(31,683)	1,822	16,829
Amounts reclassified from accumulated other comprehensive income	—	2,014	(939)	1,075
Net current-period other comprehensive income	$46,690	$(29,669)	$883	$17,904
Balance as of December 30, 2017	$(69,721)	$(203,063)	$6,365	$(266,419)
(1) Pension and interest rate swap amounts are net of tax.

(j)	Fair Value Measures

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

The company’s financial assets and liabilities that are measured at fair value are categorized using the fair value hierarchy at December 30, 2017 and December 31, 2016 are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of December 30, 2017

Financial Assets:
Interest rate swaps	$—	$10,266	$—	$10,266

Financial Liabilities:
Interest rate swaps	$—	$—	$—	$—
Contingent consideration	$—	$—	$1,780	$1,780

As of December 31, 2016

Financial Assets:
Interest rate swaps	$—	$8,842	$—	$8,842

Financial Liabilities:
Interest rate swaps	$—	$100	$—	$100
Contingent consideration	$—	$—	$6,612	$6,612

The contingent consideration as of December 30, 2017 relates to the earnout provisions recorded in conjunction with the acquisitions of Desmon and Scanico. The contingent consideration as of December 31, 2016 relates to the earnout provisions recorded in conjunction with the acquisitions of PES, Desmon, Goldstein Eswood and Induc.

The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings, as defined in the respective purchase agreements. On a quarterly basis the company assesses the projected results for each of the acquisitions in comparison to the earnout targets and adjusts the liability accordingly.

(k)	Foreign Currency

Foreign currency transactions are accounted for in accordance with ASC 830 “Foreign Currency Translation”. The income statements of the company’s foreign operations are translated at the monthly average rates. Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur. These transactions amounted to a loss of $2.4 million, $1.9 million and $6.8 million in 2017, 2016 and 2015, respectively, and are included in other expense on the statements of earnings.

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

At the Food Processing Equipment Group, the company enters into long-term sales contracts for certain products. Revenue under these long-term sales contracts is recognized using the percentage of completion method defined within ASC 605-35 “Construction-Type and Production-Type Contracts” due to the length of time to fully manufacture and assemble the equipment. The company measures revenue recognized based on the ratio of actual labor hours incurred in relation to the total estimated labor hours to be incurred related to the contract. Because estimated labor hours to complete a project are based upon forecasts using the best available information, the actual hours may differ from original estimates. Under ASC 605, the company records the asset for revenue recognized but not yet billed on contracts accounted for under the percentage of completion method in Prepaid Expenses and Other on the consolidated balance sheets. For 2017 and 2016, the amount of this asset was $19.5 million and $12.2 million, respectively. The percentage of completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the company's financial statements and most accurately measures the matching of revenues with expenses. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements.

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

A rollforward of the warranty reserve for the fiscal years 2017 and 2016 are as follows:

	2017	2016
	(dollars in thousands)
Beginning balance	$40,851	$37,901
Warranty reserve related to acquisitions	7,769	2,446
Warranty expense	58,398	48,975
Warranty claims paid	(54,184)	(48,471)
Ending balance	$52,834	$40,851

(o)	Research and Development Costs

Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $29.1 million, $26.3 million and $22.4 million in fiscal 2017, 2016 and 2015, respectively.

(p)    Non-Cash Share-Based Compensation

The company estimates the fair value of restricted share grants and stock options at the time of grant and recognizes compensation costs over the vesting period of the awards and options. Non-cash share-based compensation expense of $6.2 million, $27.9 million and $15.9 million was recognized for fiscal 2017, 2016 and 2015, respectively, associated with restricted share grants. The company recorded a related tax benefit of $2.4 million, $10.5 million and $6.0 million in fiscal 2017, 2016 and 2015, respectively.

As of December 30, 2017, there was $6.8 million of total unrecognized compensation cost related to nonvested restricted share grant compensation arrangements, which will be recognized over a weighted average life of 1.2 years.

Share grant awards not subject to market conditions for vesting are valued at the closing share price of the company’s stock as of the date of the grant. The company issued 76,788 and 382,125 restricted share grant awards in 2017 and 2016, respectively with a fair value of $10.5 million and $36.0 million, respectively. Share grant awards issued in 2017 and 2016 are performance based and were not subject to market conditions. The fair value of $136.29 and $94.19 per share for the awards for 2017 and 2016, respectively, represent the closing share price of the company’s stock as of the date of grant.

(q)	Earnings Per Share

“Basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding and other dilutive securities.

The company’s potentially dilutive securities consist of shares issuable on exercise of outstanding options and vesting of restricted stock grants computed using the treasury method and amounted to 4,000, 55,000, and 22,000 for fiscal 2017, 2016 and 2015, respectively. There were no anti-dilutive equity awards excluded from common stock equivalents for 2017, 2016 or 2015.

(r)	Consolidated Statements of Cash Flows

Cash paid for interest was $25.9 million, $21.0 million and $14.8 million in fiscal 2017, 2016 and 2015, respectively. Cash payments totaling $123.3 million, $89.0 million, and $94.6 million were made for income taxes during fiscal 2017, 2016 and 2015, respectively.

(s)	New Accounting Pronouncements

Accounting Pronouncements - Recently Adopted

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2016. Early adoption was permitted. We adopted this guidance on January 1, 2017 and it did not have an impact on the company's financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718)". The amendments in ASU-09 simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2016. The company adopted ASU No. 2016-09 effective January 1, 2017 on a prospective basis. The adoption of this guidance resulted in the recognition of excess tax benefits in the company's provision for income taxes within the Condensed Consolidated Statements of Comprehensive Income rather than paid-in-capital of approximately $8.1 million for the twelve months period ended December 30, 2017. Additionally, the company's Condensed Consolidated Statement of Cash Flows now presents excess tax benefits as an operating activity rather than a financing activity.

Accounting Pronouncements - To be adopted
In May 2014, the Financial Accounts Standards Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This update amends the current guidance on revenue recognition related to contracts with customers. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In early 2016, the FASB issued additional updates: ASU No. 2016-10, 2016-11 and 2016-12. These updates provide further guidance and clarification on specific items within the previously issued update. In July 2015, the FASB decided to delay the effective date of the new revenue standard to be effective for interim and annual periods beginning on or after December 15, 2017 for public companies. The guidance can be applied using one of two retrospective application methods.

The company has substantially completed its evaluation of significant contracts and the review of its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to the company's revenue contracts. The company has also identified and implemented appropriate changes to business processes, systems and controls to support recognition and disclosure under the new standard. While the company continues to assess all potential impacts of the new standard, the company will adopt the new revenue standard in the first quarter of 2018 applying the modified retrospective transition method. Under the modified retrospective method, we will recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The company estimates this adjustments to be approximately $4.0 million to $6.0 million. The main impact is related to the deferral of equipment revenue associated with long term contracts for the Food Processing Equipment Group when the contract does not specifically provide for an enforceable right to payment for performance completed to date. We do not expect other significant changes to our business processes, systems or internal controls as a result of the standard. The company is finalizing updates to the accounting policies and processes to address the variations from current practices, inclusive of the required additional disclosures in the period subsequent to adoption.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". The amendments under this pronouncement will change the way all leases with a duration of one year of more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or operating lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases are under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. The ASU requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial adoption. The company is currently in process of identifying the population of leases, evaluating technology solutions and collecting lease data. We expect most of our operating lease commitments as disclosed in Note 8 Lease Commitments will be subject to the new standard and recognized as lease liabilities and right-of-use assets upon adoption, increasing our total assets and liabilities reported. The company is evaluating the overall impact this standard will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and the company's financial position, results of operations and cash flows.

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

In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". The amendments in ASU-07 require that an employer report the service costs component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic pension cost and net periodic postretirement benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. In addition, the new standard will allow only the service cost component to be eligible for capitalization, when applicable. Application of the standard, which should be applied retrospectively for the income statement presentation changes and prospectively for the capitalization changes, is required for the annual and interim reporting periods beginning after December 15, 2017. As reported in Note 10 - Employee Retirement Plans the 2017 and 2016 net periodic pension benefit were $27.3 million and $23.4 million, respectively, and the 2015 net periodic pension costs were $1.5 million. The service cost component of these amounts in 2017, 2016 and 2015, which will remain as a component of operating profit, was $4.4 million, $3.8 million and $1.7 million, respectively. Net income will not change as a result of the adoption of this standard. The company will adopt the standard in the first quarter of 2018.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". The amendments in ASU-12 provide new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness will be recorded in other comprehensive income (OCI) and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2018 with early adoption permitted. The company is currently evaluating the impacts the ASU will have on its condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The amendments in ASU-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and require certain disclosures about stranded tax effects. This ASU is effective for annual reporting periods, and interim periods with those reporting periods beginning after December 15, 2018 with early adoption permitted. The company will be adopting the standard in fiscal 2018 retrospectively for the effects recognized in 2017 related to the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act.

(4)	FINANCING ARRANGEMENTS

The following is a summary of long-term debt at December 30, 2017 and December 31, 2016:

	2017	2016
	(dollars in thousands)
Senior secured revolving credit line	$1,022,935	$725,500
Foreign loans	5,768	6,413
Other debt arrangement	178	213
Total debt	$1,028,881	$732,126

Less current maturities of long-term debt	5,149	5,883

Long-term debt	$1,023,732	$726,243

On July 28, 2016, the company entered into an amended and restated five year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"), with the potential under certain circumstances to increase the amount of the Credit Facility to $3.0 billion. As of December 30, 2017, the company had $1,022.9 million of borrowings outstanding under the Credit Facility, including $1,015.5 million of borrowings in U.S. Dollars and $7.4 million of borrowings denominated in British Pounds. The company also has $7.5 million in outstanding letters of credit as of December 30, 2017, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $1.5 billion at December 30, 2017.

At December 30, 2017, borrowings under the Credit Facility accrued interest at a rate of 1.25% above LIBOR per annum or 0.25% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 2.72% for the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt Less Unrestricted Cash to Pro Forma EBITDA (the "Leverage Ratio") on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.20% per annum as of December 30, 2017.

In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At December 30, 2017, these foreign credit facilities amounted to $5.8 million in U.S. Dollars with a weighted average per annum interest rate of approximately 6.06%.
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

	December 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$1,028,881	$1,028,881	$732,126	$732,126

The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At December 30, 2017, the company had outstanding floating-to-fixed interest rate swaps totaling $399.0 million notional amount carrying an average interest rate of 1.47% that mature in more than 12 months but less than 84 months.
The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 3.50 to 1.00, which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At December 30, 2017, the company was in compliance with all covenants pursuant to its borrowing agreements.
The aggregate amount of debt payable during each of the next five years is as follows (in thousands):

2018	$5,149
2019	338
2020	163
2021	1,023,098
2022 and thereafter	133

$1,028,881

(5)    COMMON AND PREFERRED STOCK

(a)    Shares Authorized and Issued

At December 30, 2017 and December 31, 2016, the company had 95,000,000 authorized shares of common stock and 2,000,000 authorized shares of non-voting preferred stock. At December 30, 2017 and December 31, 2016, there were 55,730,624 and 57,539,766, respectively, issued and outstanding shares of common stock.

(b)    Treasury Stock

On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally approved in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. During fiscal year 2017, the company repurchased 1,680,395 shares of its common stock under the 1998 program for $200.4 million, including applicable commissions, which represented an average price of $119.23. Additionally, during fiscal year 2017, the company repurchased 126,200 shares of its common stock under the 2017 program for $14.8 million, including applicable commissions, which represented an average price of $117.61. As of December 30, 2017, 126,200 shares had been purchased under the 2017 stock repurchase program and 2,373,800 remain authorized for repurchase.

At December 30, 2017, the company had a total of 6,889,241 shares in treasury amounting to $445.1 million.

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

As of December 30, 2017, a total of 2,683,554 share-based awards have been issued under the 2007 Plan. This includes 2,672,667 restricted share grants, all of which have vested. This also includes 10,887 stock options, of which 2,124 have been exercised, 7,791 have been forfeited and zero remain outstanding.

•
2011 Stock Incentive Plan (the "2011 Plan"), was adopted on April 1, 2011, under which the company's Board of Directors issues stock grants to key employees. On July 11, 2017 the company increased the maximum amount of shares reserved for issuance under the 2011 Plan by 1,000,000. A maximum amount of 2,650,000 shares can be issued under the 2011 Plan. Stock grants issued to employees are transferable upon certain vesting requirements.

As of December 30, 2017, a total of 929,424 share-based awards have been issued under the 2011 Plan. This includes 929,424 restricted share grants, of which 159,203 remain outstanding and unvested.

A summary of the company’s nonvested restricted share grant activity for fiscal years ended December 30, 2017 and December 31, 2016 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at January 2, 2016	340,904	$94.86

Granted	382,125	94.19
Vested	(100,511)	101.17
Forfeited	(6,393)	107.81

Nonvested shares at December 31, 2016	616,125	$91.76

Granted	76,788	136.29
Vested	(418,125)	86.70
Forfeited	(115,585)	121.65

Nonvested shares at December 30, 2017	159,203	$104.44

(6)     INCOME TAXES

Earnings before taxes is summarized as follows (in thousands):

	2017	2016	2015
Domestic	$290,866	$336,625	$266,831
Foreign	92,663	84,680	14,336
Total	$383,529	$421,305	$281,167

The provision for income taxes is summarized as follows (in thousands):

	2017	2016	2015
Federal	$48,688	$94,621	$78,617
State and local	9,076	13,107	9,515
Foreign	27,637	29,361	1,425
Total	$85,401	$137,089	$89,557

Current	$99,893	$115,726	$87,638
Deferred	(14,492)	21,363	1,919
Total	$85,401	$137,089	$89,557

Reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate are as follows:

	2017	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%	35.0%

State taxes, net of federal benefit	1.5	2.3	2.1
U.S. domestic manufacturers deduction	(2.1)	(2.4)	(2.6)
Permanent differences	(0.7)	(1.6)	(1.1)
Foreign income tax rate at rates other than 35%	(1.6)	(1.1)	(2.1)
Tax Cuts and Jobs Act of 2017 deferred tax changes	(10.0)	—	—
Tax Cuts and Jobs Act of 2017 transition tax	2.0	—	—
Change in valuation allowances	(2.0)	—	—
Tax on unremitted earnings	1.5	—	—
Other	(1.3)	0.3	0.6
Consolidated effective tax	22.3%	32.5%	31.9%

The company’s effective tax rate for 2017 was 22.3% as compared to 32.5% in 2016. The effective tax rate for 2017 reflects the impact of complying with the Tax Cuts and Job Act of 2017 (the Tax Act or tax reform), signed into law on December 22, 2017 and the adoption of ASU 2016-09 "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" on January 1, 2017. The tax impact of these items in addition to the reversal of a valuation allowance are the primary causes of the 2017 tax rate being lower than the federal statutory tax rate of 35.0% and lower than the effective tax rate for 2016.

The company is still evaluating the impact of the Tax Act and how it will affect the company’s capital structure and permanent reinvestment assertions for its foreign subsidiaries as the United States international taxation moves from a worldwide tax system to a territorial tax system. Prior to the Tax Act the company largely asserted its foreign earnings where permanently reinvested, while there were several entities whose earnings were only partially reinvested. As result of the Tax Act and the transition tax the foreign earnings are being currently taxed, resulting in a net transition tax liability of approximately $7.5 million. The company has accordingly modified its partial reinvestment assertions for several foreign subsidiaries to provide funds to help cover the transition tax liability. This is reflected as an increase in tax on unremitted earnings in the effective tax rate reconciliation and increase in other deferred tax liabilities as shown in the components of deferred taxes. The company’s impact of tax reform is based on current information and guidance available at this time and reflects our best provisional estimates in accordance with Staff Accounting Bulletin No. 118. The provisional estimates will be subject to refinement in 2018.

At December 30, 2017 and December 31, 2016, the company had recorded the following deferred tax assets and liabilities:

	2017	2016
	(dollars in thousands)
Deferred tax assets:
Compensation related	3,129	25,650
Pension and post-retirement benefits	56,502	60,986
Inventory reserves	11,342	14,379
Accrued liabilities and reserves	9,813	4,550
Warranty reserves	7,232	10,141
Net operating loss carryforwards	37,911	35,591
Other	19,826	41,198
Gross deferred tax assets	145,755	192,495
Valuation allowance	(23,190)	(29,893)
Deferred tax assets	$122,565	$162,602

Deferred tax liabilities:
Intangible assets	$(137,871)	$(173,673)
Depreciable assets	(10,426)	(2,957)
Other	(17,518)	(12,033)

Deferred tax liabilities	$(165,815)	$(188,663)

Net deferred tax assets (liabilities)	$(43,250)	$(26,061)

Long-term deferred asset	44,565	51,699
Long-term deferred liability	(87,815)	(77,760)
Net deferred tax assets (liabilities)	$(43,250)	$(26,061)

The company recorded a transition tax on undistributed foreign earnings as required by the Tax Act. Additional the company provided $3.9 million on undistributed earnings not permanently reinvested. No further provisions were made for income taxes that may result from future remittances of undistributed earnings of foreign subsidiaries that are determined to be permanently reinvested, which were $197.0 million on December 30, 2017. Determination of the total amount of unrecognized deferred income taxes on undistributed earnings net of foreign subsidiaries is not practicable.

The company has a deferred tax asset on net operating loss carryforwards totaling $37.9 million as of December 30, 2017. These net operating losses are available to reduce future taxable earnings of certain domestic and foreign subsidiaries. United States federal loss carryforwards total $37.9 million and expire through 2037, state loss carryforwards total $124.2 million and expire through 2037 and international loss carryforwards total $86.1 million and expire through 2030; however, some have no expiration date. Of these carryforwards, $80.4 million is subject to full valuation allowance.

As of December 30, 2017, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $29.9 million (of which $29.5 million would impact the effective tax rate if recognized) plus approximately $4.5 million of accrued interest and $7.5 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Interest recognized in fiscal years 2017, 2016 and 2015 was $0.7 million, $0.3 million and $0.3 million, respectively. Penalties recognized in fiscal years 2017, 2016 and 2015 was $1.3 million, $1.0 million and $0.8 million, respectively.

Although the company believes its tax returns are correct, the final determination of tax examinations may be different than what was reported on the tax returns. In the opinion of management, adequate tax provisions have been made for the years subject to examination.

The following table summarizes the activity related to the unrecognized tax benefits for the fiscal years ended January 2, 2016, December 31, 2016 and December 30, 2017 (in thousands):

Balance at January 2, 2016	$14,419

Increases to current year tax positions	6,367
Increase to prior year tax positions	601
Decrease to prior year tax positions	(233)
Settlements	—
Lapse of statute of limitations	(865)

Balance at December 31, 2016	$20,289

Increases to current year tax positions	11,843
Increase to prior year tax positions	201
Decrease to prior year tax positions	(9)
Settlements	(439)
Lapse of statute of limitations	(1,955)

Balance at December 30, 2017	$29,930

It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that $4.3 million of its remaining unrecognized tax benefits may be recognized by the end of 2018 as a result of settlements with taxing authorities or lapses of statutes of limitations.

In the normal course of business, income tax authorities in various income tax jurisdictions both in the United States and internationally conduct routine audits of our income tax returns filed in prior years. These audits are generally designed to determine if individual income tax authorities are in agreement with our interpretations of complex tax regulations regarding the allocation of income to the various income tax jurisdictions. Income tax years are open from 2014 through the current year for the United States federal jurisdiction. Income tax years open for our other major jurisdictions range from 2013 through the current year.

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

The company periodically enters into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. The fair value of these forward contracts was an unrealized loss of $0.5 million at the end of the year.

(b)	Interest Rate

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of December 30, 2017, the fair value of these instruments was an asset of $10.3 million. The change in fair value of these swap agreements in 2017 was a gain of $1.5 million, net of taxes.

A summary of the company’s interest rate swaps is as follows (in thousands):

		Twelve Months Ended
	Location	Dec 30, 2017	Dec 31, 2016
Fair value	Other assets	$10,266	$8,842
Fair value	Other liabilities	$—	$(100)
Amount of gain/(loss) recognized in other comprehensive income	Other comprehensive income	$531	$7,892
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(939)	$(1,230)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$54	$32

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

The company leases warehouse space, office facilities and equipment under operating leases, which expire in fiscal 2018 and thereafter. Future minimum payment obligations under these leases are as follows:

Total Operating Lease Commitments

2018	$25,689
2019	20,953
2020	16,993
2021	14,828
2022	11,600
2023 and thereafter	19,815

$109,878

Rental expense pertaining to the operating leases was $27.1 million, $23.5 million and $17.6 million in fiscal 2017, 2016 and 2015 respectively.

(9)    SEGMENT INFORMATION

The company operates in three reportable operating segments defined by management reporting structure and operating activities.

The Commercial Foodservice Equipment Group manufactures, sells, and distributes foodservice equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in Arkansas, California, Illinois, Michigan, New Hampshire, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Vermont, Washington, Australia, China, Denmark, Estonia, Italy, the Philippines, Poland, Sweden and the United Kingdom. Principal product lines of this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, food warming equipment, catering equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, griddles, professional mixers, stainless steel fabrication, custom millwork, professional refrigerators, blast chillers, coldrooms, ice machines, freezers and coffee and beverage dispensing equipment. These products are sold and marketed under the brand names: Anets, Bear Varimixer, Beech, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, CTX, Carter-Hoffmann, Celfrost, Concordia, CookTek, Desmon, Doyon, Eswood, Follett, Frifri, Giga, Globe, Goldstein, Holman, Houno, IMC, Induc, Jade, L2F, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, QualServ, Southbend, Star, Sveba Dahlen, Toastmaster, TurboChef, Wells and Wunder-Bar.

The Food Processing Equipment Group manufactures preparation, cooking, packaging food handling and food safety equipment for the food processing industry. This business segment has manufacturing operations in Georgia, Illinois, Iowa, North Carolina, Oklahoma, Texas, Virginia, Wisconsin, Denmark, France, Germany, India and the United Kingdom. Principal product lines of this group include batch ovens, baking ovens, proofing ovens, conveyor belt ovens, continuous processing ovens, frying systems and automated thermal processing systems, grinders, slicers, reduction and emulsion systems, mixers, blenders, battering equipment, breading equipment, seeding equipment, water cutting systems, food presses, food suspension equipment, forming equipment, automated loading and unloading systems, food safety, food handling, freezing, defrosting and packaging equipment. These products are sold and marketed under the brand names: Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Cozzini, CVP Systems, Danfotech, Drake, Emico, Glimek, Maurer-Atmos, MP Equipment, RapidPak, Scanico, Spooner Vicars, Stewart Systems and Thurne.

The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. This business segment has manufacturing facilities in California, Michigan, Mississippi, Wisconsin, France, Ireland, Romania and the United Kingdom. Principal product lines of this group are ranges, cookers, stoves, ovens, refrigerators, dishwashers, microwaves, cooktops, refrigerators, wine coolers, ice machines, ventilation equipment and outdoor equipment. These products are sold and marketed under the brand names: AGA, AGA Cookshop, Brigade, Fired Earth, Grange, Heartland, La Cornue, Leisure Sinks, Lynx, Marvel, Mercury, Rangemaster, Rayburn, Redfyre, Sedona, Stanley, TurboChef, U-Line and Viking.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker evaluates individual segment performance based on operating income. Management believes that intersegment sales are made at established arm's length transfer prices.

The following table summarizes the results of operations for the company’s business segments(1) (dollars in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(3)	Total
2017
Net sales	$1,382,108	$352,717	$600,717	$—	$2,335,542
Operating income (4,5,6)	356,776	88,121	30,972	(65,528)	410,341
Depreciation and amortization expense	29,981	7,357	30,551	1,885	69,774
Net capital expenditures	41,457	5,519	7,637	(120)	54,493
Total assets	1,693,820	450,932	1,140,668	54,293	3,339,713
Long-lived assets (2)	148,565	25,346	167,486	21,191	362,588

2016
Net sales	$1,266,955	$342,235	$658,662	$—	$2,267,852
Operating income (4)	350,315	87,039	89,435	(80,564)	446,225
Depreciation and amortization expense	19,548	5,696	29,897	3,093	58,234
Net capital expenditures	11,958	5,667	6,961	231	24,817
Total assets	1,347,441	340,088	1,179,640	49,967	2,917,136
Long-lived assets (2)	84,475	21,763	175,206	35,100	316,544

2015
Net sales	$1,121,046	$297,712	$407,840	$—	$1,826,598
Operating income (4)	296,061	64,650	4,653	(62,761)	302,603
Depreciation and amortization expense	17,117	5,839	29,515	1,603	54,074
Net capital expenditures	12,123	2,164	7,935	140	22,362
Total assets	1,115,840	308,677	1,250,503	86,131	2,761,151
Long-lived assets (2)	61,835	20,307	129,751	21,327	233,220

(1)
Non-operating expenses are not allocated to the reportable segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.

(2)	Long-lived assets consist of property, plant and equipment, long-term deferred tax assets and other assets.

(3)	Includes corporate and other general company assets and operations.

(4)	Restructuring expenses are allocated in operating income by segment. See note 12 for further details.

(5)	Gain on sale of plant allocated to Commercial Foodservice.

(6)	Impairment of intangible assets allocated to Residential Kitchen.

Geographic Information

Long-lived assets, not including goodwill and other intangibles (in thousands):

	2017	2016	2015
United States and Canada	$221,479	$181,317	$149,299

Asia	14,033	14,729	17,336
Europe and Middle East	126,264	119,511	65,581
Latin America	812	987	1,004
Total international	141,109	135,227	83,921

	$362,588	$316,544	$233,220
 Net sales (in thousands):

	2017	2016	2015
United States and Canada	$1,549,876	$1,470,566	$1,274,907

Asia	192,638	190,548	165,541
Europe and Middle East	501,247	522,819	319,387
Latin America	91,781	83,919	66,763
Total international	785,666	797,286	551,691

	$2,335,542	$2,267,852	$1,826,598

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

The company also maintains a retirement benefit agreement with its Chairman ("Chairman Plan"). The retirement benefits are based upon a percentage of the Chairman’s final base salary with no expected future increase in compensation.

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

A summary of the plans’ net periodic pension cost, benefit obligations, funded status, and net balance sheet position is as follows (dollars in thousands):

	Fiscal 2017		Fiscal 2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net Periodic Pension Benefit:
Service cost	$402	$4,013	$456	$3,364
Interest cost	1,240	32,748	1,280	41,606
Expected return on assets	(821)	(70,630)	(777)	(68,845)
Amortization of net (gain) loss	(330)	3,073	126	35
Curtailment loss (gain)	—	3,305	—	(632)
Pension settlement gain	—	(313)	—	—
	$491	$(27,804)	$1,085	$(24,472)

Change in Benefit Obligation:
Benefit obligation – beginning of year	$31,949	$1,478,493	$31,830	$1,476,370
Service cost	402	4,013	456	3,364
Interest on benefit obligations	1,240	32,748	1,280	41,606
Employee contributions	—	345	—	404
Actuarial (gain) loss	(760)	21,058	(722)	297,754
Pension settlement gain	—	(4,017)	—	—
Net benefit payments	(923)	(65,160)	(895)	(64,466)
Curtailment loss (gain)	—	3,305	—	(706)
Exchange effect	—	144,459	—	(275,833)
Benefit obligation – end of year	$31,908	$1,615,244	$31,949	$1,478,493

Change in Plan Assets:
Plan assets at fair value – beginning of year	$13,589	$1,173,865	$12,987	$1,287,723
Company contributions	1,476	3,062	754	17,758
Investment gain	1,960	72,342	743	161,405
Employee contributions	—	345	—	404
Pension settlement loss	—	(3,254)	—	—
Benefit payments and plan expenses	(923)	(65,160)	(895)	(64,466)
Exchange effect	—	115,339	—	(228,959)
Plan assets at fair value – end of year	$16,102	$1,296,539	$13,589	$1,173,865

Funded Status:
Unfunded benefit obligation	$(15,806)	$(318,705)	$(18,360)	$(304,628)

Amounts recognized in balance sheet at year end:
Accrued pension benefits	$(15,806)	$(318,705)	$(18,360)	$(304,628)

Pre-tax components in accumulated other comprehensive income at period end:
Net actuarial loss	$3,340	$243,315	$4,908	$206,490

Pre-tax components in recognized in other comprehensive income for the period:
Current year actuarial (gain) loss	$(1,898)	$44,316	$(691)	$181,384
Actuarial gain (loss) recognized	330	(7,041)	(126)	(35)
Pension settlement gain	—	(763)	—	—
Pension settlement gain recognized	—	313	—	—
Total amount recognized	$(1,568)	$36,825	$(817)	$181,349

Accumulated Benefit Obligation	$31,908	$1,615,157	$31,041	$1,478,435

Salary growth rate	n/a	0.6%	n/a	1.6%
Assumed discount rate	3.5%	2.3%	3.9%	2.5%
Expected return on assets	6.0%	6.2%	6.0%	6.2%

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

The assets of the plans were invested in the following classes of securities (none of which were securities of the company):

U.S. Plans:

	Target Allocation	Percentage of Plan Assets
		2017	2016
Equity	48%	55%	51%
Fixed income	40	35	39
Money market	4	3	3
Other (real estate investment trusts & commodities contracts)	8	7	7

	100%	100%	100%

Non-U.S. Plans:

	Target Allocation	Percentage of Plan Assets
		2017	2016
Equity	17%	26%	20%
Fixed income	38	48	55
Alternatives/Other	32	12	8
Real Estate	13	11	12
Cash and cash equivalents	—	3	5
	100%	100%	100%

In accordance with ASC 820 “Fair Value Measurements and Disclosures”, the company has measured its defined benefit pension plans at fair value. The following tables summarize the basis used to measure the pension plans’ assets at fair value as of December 30, 2017 and December 31, 2016 (in thousands):

U.S. Plans:

	Fiscal 2017			Fiscal 2016
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Net Asset Value	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Net Asset Value

Short Term Investment Fund (a)	$486	$—	$486	$368	$—	$368

Equity Securities:
Large Cap	3,485	3,485	—	3,055	3,055	—
Mid Cap	474	474	—	512	512	—
Small Cap	475	475	—	455	455	—
International	4,507	4,507	—	2,917	2,917	—

Fixed Income:
Government/Corporate	4,744	4,744	—	4,367	4,367	—
High Yield	809	809	—	971	971	—

Alternative:
Global Real Estate Investment Trust	469	469	—	539	539	—
Commodities Contracts	653	653	—	405	405	—

Total	$16,102	$15,616	$486	$13,589	$13,221	$368

(a)	Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

Non-U.S. Plans:

	Fiscal 2017
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value

Cash and cash equivalents	$42,857	$8,135	$15,851	$—	$18,871

Equity Securities:
UK	178,093	98,408	—	—	79,685
International:
Developed	145,295	16,627	—	—	128,668
Emerging	7,261	385	—	—	6,876
Unquoted/Private Equity	3,687	—	—	—	3,687

Fixed Income:
Government/Corporate:
UK	347,840	12,247	14,417	—	321,176
International	46,065	—	—	—	46,065
Index Linked	228,699	4,055	—	—	224,644
Other	3,750	—	—	—	3,750
Convertible Bonds	187	—	—	—	187

Real Estate:
Direct	135,238	—	135,238	—	—
Indirect	11,128	191	—	—	10,937

Hedge Fund Strategy:
Equity Long/Short	79,035	—	—	—	79,035
Arbitrage & Event	83,814	—	—	—	83,814
Directional Trading & Fixed Income	34,107	—	—	—	34,107
Cash & Other	48,440	—	—	—	48,440
Direct Sourcing	1,675	—	—	—	1,675

Leveraged Loans	30,755	—	—	—	30,755

Alternative/Other	(131,387)	(4)	—	101	(131,484)

Total	$1,296,539	$140,044	$165,506	$101	$990,888

	Fiscal 2016
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value

Cash and cash equivalents	$58,131	$4,730	$2,886	$—	$50,515

Equity Securities:
UK	87,828	2,098	—	—	85,730
International:
Developed	135,186	3,547	—	—	131,639
Emerging	6,803	79	—	—	6,724
Unquoted/Private Equity	3,189	—	—	—	3,189

Fixed Income:
Government/Corporate:
UK	317,621	11,203	14,009	—	292,409
International	107,882	—	103	—	107,779
Index Linked	212,327	4,205	—	—	208,122
Other	3,812	—	—	—	3,812
Convertible Bonds	160	—	—	—	160

Real Estate:
Direct	121,612	—	121,612	—	—
Indirect	10,693	138	—	—	10,555

Hedge Fund Strategy:
Equity Long/Short	61,612	—	—	—	61,612
Arbitrage & Event	64,961	—	—	—	64,961
Directional Trading & Fixed Income	30,430	—	—	—	30,430
Cash & Other	38,099	—	—	—	38,099
Direct Sourcing	1,379	—	—	—	1,379

Leveraged Loans	11,025	—	—	—	11,025

Alternative/Other	(98,885)	—	—	95	(98,980)

Total	$1,173,865	$26,000	$138,610	$95	$1,009,160

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

Estimated future benefit payments under the plans are as follows (dollars in thousands):

	U.S. Plans	Non-U.S. Plans
2018	$998	$63,250
2019	1,003	63,197
2020	1,023	65,375
2021	1,685	66,161
2022 through 2027	10,574	411,011

Expected contributions to the U.S. Plans and Non-U.S. Plans to be made in 2018 are $0.9 million and $5.4 million, respectively.

(b)	Defined Contribution Plans

As of December 30, 2017, the company maintained two separate defined contribution 401K savings plans covering all employees in the United States. These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States. The company also maintained defined contribution plans for its UK based employees.

(11)         QUARTERLY DATA (UNAUDITED)

	1st	2nd	3rd	4th	Total Year
	(dollars in thousands, except per share data)
2017
Net sales	$530,297	$579,343	$593,043	$632,859	$2,335,542
Gross profit	209,450	234,608	228,519	240,164	912,741
Income from operations	101,079	122,136	118,257	68,869	410,341
Net earnings	$70,702	$77,569	$74,671	$75,186	$298,128

Basic earnings per share (1)	$1.24	$1.35	$1.31	$1.35	$5.26
Diluted earnings per share (1)	$1.24	$1.35	$1.31	$1.35	$5.26

2016
Net sales	$516,355	$580,456	$574,224	$596,817	$2,267,852
Gross profit	196,773	233,502	231,728	239,177	901,180
Income from operations	86,375	111,913	121,439	126,498	446,225
Net earnings	$54,538	$72,891	$75,851	$80,936	$284,216

Basic earnings per share (1)	$0.96	$1.28	$1.33	$1.42	$4.98
Diluted earnings per share (1)	$0.96	$1.28	$1.33	$1.41	$4.98

(1)	Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

(12)    RESTRUCTURING AND ACQUISITION INTEGRATION INITIATIVES

During the fiscal year 2017, the company incurred restructuring charges relative to each of its business segments. The costs and corresponding reserve balances (by segment) are summarized as follows (in thousands):

Commercial Foodservice Equipment Group:

During the fiscal year 2017, the company undertook cost reduction initiatives related to the entire Commercial Foodservice Equipment Group. This action, which is not material to the company's operations, resulted in a charge of $6.2 million in the twelve months ended December 30, 2017, primarily for severance related to headcount reductions and consolidation of manufacturing operations. These expenses are reflected in restructuring expenses in the consolidated statements of earnings. The company estimates that these 2017 restructuring initiatives will result in future cost savings of approximately $10.0 million annually. The realization of the saving began in 2017 and will continue into the first six months of fiscal year 2018 and the restructuring costs in the future are not expected to be significant related to these actions.

Food Processing Equipment Group:

During the fiscal year 2017, the company undertook cost reduction initiatives related to the entire Food Processing Equipment Group. This action, which is not material to the company's operations, resulted in a charge of $0.6 million in the twelve months ended December 30, 2017, primarily for severance related to headcount reductions and is reflected in restructuring expenses in the consolidated statements of earnings. The company estimates that these 2017 restructuring initiatives will result in future cost savings of approximately $4.0 million annually. The realization of the savings began in 2017 and will continue into the first six months of fiscal year 2018 and no significant future costs related to this action are expected.

Residential Kitchen Equipment Group:

During the fiscal years 2016 and 2015, the company undertook acquisition integration initiatives primarily related to AGA within the Residential Kitchen Equipment Group. These initiatives included organizational restructuring and headcount reductions, consolidation and disposition of certain facilities and business operations. During fiscal year 2017, the company continued initiatives, primarily related the AGA Group, including additional headcount reductions and the impairment of equipment in conjunction of the disposition of certain facilities and business operations. The company recorded expense in the amount of $13.1 million, $11.0 million and $25.5 million, respectively in the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. This expense is reflected in restructuring expenses in the consolidated statements of earnings for such periods. The cumulative expenses incurred to date for these initiatives is approximately $40.6 million. The company estimated that these restructuring initiatives in 2017 would result in future cost savings of approximately $20.0 million annually. The realization of the savings began in 2017 and will continue into the first six months of fiscal year 2018, primarily related to compensation and facility costs. The company anticipates that all severance obligations for the Residential Kitchen Equipment Group will be paid by the end of fiscal of 2018. The lease obligations extend through December 2019.

The costs and corresponding reserve balances for the Residential Kitchen Equipment Group are summarized as follows (in thousands):

	Severance/Benefits	Facilities/Operations	Other	Total
Balance as of January 3, 2015	$147	$—	$37	$184
Expenses	18,142	7,248	108	25,498
Payments	(2,628)	(2,606)	(25)	(5,259)
Balance as of January 2, 2016	$15,661	$4,642	$120	$20,423
Expenses	9,816	1,160	10	10,986
Exchange Effect	(749)	(73)	(32)	(854)
Payments	(19,583)	(3,697)	(29)	(23,309)
Balance as of December 31, 2016	$5,145	$2,032	$69	$7,246
Expenses	8,662	3,872	601	13,135
Exchange Effect	533	358	11	902
Payments/Utilization	(10,642)	(4,795)	(524)	(15,961)
Balance as of December 30, 2017	$3,698	$1,467	$157	$5,322

(13)    SUBSEQUENT EVENT

On February 16, 2018, subsequent to the company's fiscal 2017 year end, the company completed its acquisition of the stock of Hinds-Bock Corporation ("Hinds-Bock"), a leading manufacturer of solutions for filling and depositing bakery and food product for the food processing industry for a purchase price of approximately $26.5 million. The product offerings of Hinds-Bock include depositing and filling machines. Hinds-Bock is located in Bothell, Washington and has annual revenues of approximately $15.0 million.

THE MIDDLEBY CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED DECEMBER 30, 2017, DECEMBER 31, 2016
AND JANUARY 2, 2016

	Balance Beginning Of Period	Additions/ (Recoveries) Charged to Expense	Other Adjustments (1)	Write-Offs During the the Period	Balance At End Of Period
Allowance for doubtful accounts; deducted from accounts receivable on the balance sheets-

2017	$12,600,200	$2,083,500	$478,000	$(1,979,400)	$13,182,300

2016	$8,838,500	$45,900	$4,886,500	$(1,170,700)	$12,600,200

2015	$9,091,000	$121,800	$1,103,400	$(1,477,700)	$8,838,500

(1) Amounts consist primarily of valuation allowances assumed from acquired companies.

	Balance Beginning Of Period	Additions/ (Recoveries) Charged to Expense	Write-Offs During the the Period	Balance At End Of Period
Valuation allowance - Deferred tax assets

2017	$29,893,000	$(6,703,000)	$—	$23,190,000

2016	$20,395,200	$9,497,800	$—	$29,893,000

2015	$—	$20,395,200	$—	$20,395,200

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

The company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of December 30, 2017. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 30, 2017, there have been no changes in the company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our assessment of the internal control structure excluded Burford (acquired May 1, 2017) CVP Systems (acquired June 30, 2017), Sveba Dahlen (acquired June 30, 2017), QualServ (acquired August 31, 2017), L2F (acquired October 6, 2017), Globe (acquired October 17, 2017), and Scanico (acquired December 7, 2017).

These acquisitions constitute 0.1% and 11.9% of net and total assets, respectively, 3.9% of net sales and (0.7)% of net income of the consolidated financial statements of the Company as of and for the year ended December 30, 2017. These acquisitions are included in the consolidated financial statements of the company as of and for the year ended December 30, 2017. Under guidelines established by the Securities Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired companies.

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2017.

Ernst & Young LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company included in this report, has issued an attestation report on the effectiveness of the company's internal control over financial reporting as of December 30, 2017.

The Middleby Corporation
February 28, 2018

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

101
Financial statements on Form 10-K for the year ended December 30, 2017, filed on February 28, 2018, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) consolidated statements of cash flows, (iv) notes to the consolidated financial statements.

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
Timothy J. FitzGerald
Vice President,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2018.

Signatures	Title

PRINCIPAL EXECUTIVE OFFICER

/s/ Selim A. Bassoul	Chairman of the Board, President,
Selim A. Bassoul	Chief Executive Officer and Director

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER

/s/ Timothy J. FitzGerald	Vice President, Chief Financial
Timothy J. FitzGerald	Officer, Principal Financial Officer and Principal
Accounting Officer
DIRECTORS

/s/ Robert Lamb	Director
Robert Lamb

/s/ John R. Miller, III	Director
John R. Miller, III

/s/ Gordon O'Brien	Director
Gordon O'Brien

/s/ Nassem Ziyad	Director
Nassem Ziyad

/s/ Cathy L. McCarthy	Director
Cathy L. McCarthy

/s/ Sarah Palisi Chapin	Director
Sarah Palisi Chapin