Form 10-Q
period 2018-03-31
MIDDLEBY CORP
filed 2018-05-10
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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

As of May 4, 2018, there were 55,710,124 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION

QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Mar 31, 2018	Dec 30, 2017
Current assets:
Cash and cash equivalents	$103,290	$89,654
Accounts receivable, net of reserve for doubtful accounts of $13,414 and $13,182	331,609	328,421
Inventories, net	459,151	424,639
Prepaid expenses and other	48,464	55,427
Prepaid taxes	17,141	33,748
Total current assets	959,655	931,889
Property, plant and equipment, net of accumulated depreciation of $150,869 and $142,278	296,473	281,915
Goodwill	1,293,896	1,264,810
Other intangibles, net of amortization of $218,451 and $207,334	787,513	780,426
Long-term deferred tax assets	46,284	44,565
Other assets	43,073	36,108
Total assets	$3,426,894	$3,339,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$5,113	$5,149
Accounts payable	145,366	146,333
Accrued expenses	305,132	322,171
Total current liabilities	455,611	473,653
Long-term debt	1,043,885	1,023,732
Long-term deferred tax liability	91,433	87,815
Accrued pension benefits	338,843	334,511
Other non-current liabilities	56,464	58,854
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 62,599,365 and 62,619,865 shares issued in 2018 and 2017, respectively	145	145
Paid-in capital	375,067	374,922
Treasury stock, at cost; 6,889,241 and 6,889,241 shares in 2018 and 2017, respectively	(445,118)	(445,118)
Retained earnings	1,757,500	1,697,618
Accumulated other comprehensive loss	(246,936)	(266,419)
Total stockholders' equity	1,440,658	1,361,148
Total liabilities and stockholders' equity	$3,426,894	$3,339,713

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	Mar 31, 2018	Apr 1, 2017
Net sales	$584,800	$530,297
Cost of sales	373,167	320,847
Gross profit	211,633	209,450
Selling, general and administrative expenses	122,948	114,984
Restructuring expenses	1,693	1,725
Income from operations	86,992	92,741
Interest expense and deferred financing amortization, net	8,823	5,805
Net periodic pension benefit (other than service costs)	(9,705)	(8,338)
Other expense, net	1,173	1,867
Earnings before income taxes	86,701	93,407
Provision for income taxes	21,281	22,705
Net earnings	$65,420	$70,702

Net earnings per share:
Basic	$1.18	$1.24
Diluted	$1.18	$1.24
Weighted average number of shares
Basic	55,573	57,103
Dilutive common stock equivalents[1]	—	—
Diluted	55,573	57,103
Comprehensive income	$84,903	$79,510

1There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	Mar 31, 2018	Apr 1, 2017
Cash flows from operating activities--
Net earnings	$65,420	$70,702
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	20,024	14,057
Non-cash share-based compensation	145	3,550
Deferred income taxes	2,568	15,285
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	1,041	19,417
Inventories, net	(9,129)	(24,088)
Prepaid expenses and other assets	19,326	(7,400)
Accounts payable	(3,404)	(2,201)
Accrued expenses and other liabilities	(51,243)	(42,442)
Net cash provided by operating activities	44,748	46,880
Cash flows from investing activities--
Additions to property, plant and equipment	(16,657)	(8,276)
Purchase of Tradename	(5,399)	—
Acquisitions, net of cash acquired	(29,459)	(2,696)
Net cash used in investing activities	(51,515)	(10,972)
Cash flows from financing activities--
Net proceeds (repayments) under Credit Facility	18,482	(3,133)
Net (repayments) under international credit facilities	(114)	(1,155)
Net (repayments) under other debt arrangement	(3)	(8)
Repurchase of treasury stock	—	(24,645)
Net cash provided by (used in) financing activities	18,365	(28,941)
Effect of exchange rates on cash and cash equivalents	2,038	1,124
Changes in cash and cash equivalents--
Net increase in cash and cash equivalents	13,636	8,091
Cash and cash equivalents at beginning of year	89,654	68,485
Cash and cash equivalents at end of period	$103,290	$76,576

See accompanying notes

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

1)	Summary of Significant Accounting Policies

A)	Basis of Presentation
The condensed consolidated financial statements have been prepared by The Middleby Corporation (the "company" or “Middleby”), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2017 Form 10-K. The company’s interim results are not necessarily indicative of future full year results for the fiscal year 2018.
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of March 31, 2018 and December 30, 2017, the results of operations for the three months ended March 31, 2018 and April 1, 2017 and cash flows for the three months ended March 31, 2018 and April 1, 2017.
Certain prior year amounts have been reclassified to be consistent with current year presentation, including the non-operating components of pension benefit previously reporting Selling, general and administrative expenses to Net periodic pension benefit (other than service cost).

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
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $0.1 million and $3.5 million for the first quarter periods ended March 31, 2018 and April 1, 2017, respectively.

C)	Income Taxes
A tax provision of $21.3 million, at an effective rate of 24.5%, was recorded during the three months period ended March 31, 2018, as compared to a $22.7 million tax provision at a 24.3% in the prior year quarter. In comparison to the prior year quarter, the tax provision reflects a lower federal tax rate of 21.0%, as opposed to 35.0% in 2017, partially offset by additional taxes due under the Tax Cuts and Jobs Act of 2017. The 2017 tax provision was lower than the statutory rate of 35.0% primarily due to a discrete tax benefit recognized as a result of the adoption of ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting". In 2017 the company recorded a provisional transition tax charge and a change in deferred tax accounts associated with the Tax Cuts and Jobs Act of 2017. These provisional amounts will be finalized in 2018.

D)	Fair Value Measures
Accounting Standards Codification ("ASC") 820 "Fair Value Measurements and Disclosures" defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into the following levels:

Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
Level 3 – Unobservable inputs based on our own assumptions.

The company’s financial liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of March 31, 2018
Financial Assets:
Interest rate swaps	$—	$16,946	$—	$16,946

Financial Liabilities:
Contingent consideration	$—	$—	$803	$803

As of December 30, 2017
Financial Assets:
Interest rate swaps	$—	$10,266	$—	$10,266

Financial Liabilities:
Contingent consideration	$—	$—	$1,780	$1,780
The contingent consideration as of March 31, 2018 relates to the earnout provision recorded in conjunction with the acquisition of Scanico A/S ("Scanico"). The contingent consideration as of December 30, 2017 relates to the earnout provisions recorded in conjunction with the acquisitions of Desmon Food Service Equipment Company ("Desmon") and Scanico.
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
E)    Consolidated Statements of Cash Flows
Cash paid for interest was $7.2 million and $5.8 million for the three months ended March 31, 2018 and April 1, 2017, respectively. Cash payments totaling $5.7 million and $6.2 million were made for income taxes for the three months ended March 31, 2018 and April 1, 2017, respectively.

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
The following represents the company's more significant acquisitions in 2018 and 2017. The company also made smaller acquisitions not listed below which are individually and collectively immaterial.
Burford
On May 1, 2017, the company completed its acquisition of all of the capital stock of Burford Corp. ("Burford"). Burford is a leading manufacturer of industrial baking equipment for the food processing industry located in Maysville, Oklahoma, for a purchase price of $14.8 million, net of cash acquired. During the fourth quarter of 2017, the company finalized the working capital provision provided for by the purchase agreement resulting in a refund from the seller of $0.3 million.
The final allocation of cash paid for the Burford acquisition is summarized as follows (in thousands):

	(as initially reported) May 1, 2017	Measurement Period Adjustments	(as adjusted) May 1, 2017
Cash	$2,514	$—	$2,514
Current assets	6,424	104	6,528
Property, plant and equipment	656	(13)	643
Goodwill	7,289	774	8,063
Other intangibles	4,900	1,840	6,740
Current liabilities	(2,254)	(924)	(3,178)
Long term deferred tax liability	(1,840)	450	(1,390)
Other non-current liabilities	—	(2,580)	(2,580)

Net assets acquired and liabilities assumed	$17,689	$(349)	$17,340
The long term deferred tax liability amounted to $1.4 million. The net liability is comprised of $2.7 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets, net of $0.6 million related to federal and state net operating loss carryforwards and $0.7 million of deferred tax asset arising from the difference between the book and tax basis of identifiable tangible asset and liability accounts.
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

CVP Systems
On June 30, 2017, the company completed its acquisition of all of the capital stock of CVP Systems, Inc. ("CVP Systems"), a leading manufacturer of high-speed packaging systems for the meat processing industry located in Downers Grove, Illinois, for a purchase price of $30.3 million, net of cash acquired. The purchase price included $17.9 million in cash and 106,254 shares of Middleby common stock valued at $12.3 million. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the second quarter of 2018.
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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) June 30, 2017	Preliminary Measurement Period Adjustments	(as adjusted) June 30, 2017
Cash	$4,569	$—	$4,569
Current assets	22,686	(744)	21,942
Property, plant and equipment	9,128	(332)	8,796
Goodwill	33,785	(2,898)	30,887
Other intangibles	34,175	7,775	41,950
Other assets	1,170	(3)	1,167
Current portion of long-term debt	—	(14)	(14)
Current liabilities	(11,782)	681	(11,101)
Long-term debt	—	(140)	(140)
Long term deferred tax liability	(7,751)	(2,600)	(10,351)
Other non-current liabilities	(42)	(1,725)	(1,767)

Net assets acquired and liabilities assumed	$85,938	$—	$85,938
The long term deferred tax liability amounted to $10.4 million. The liability is comprised of $9.2 million of deferred tax liability related to the difference between the book and tax basis of identifiable assets and $1.2 million of liabilities arising from the difference between the book and tax basis of tangible asset and liability accounts.
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

QualServ
On August 31, 2017, the company completed its acquisition of substantially all of the assets of QualServ Solutions LLC ("QualServ"), a global commercial kitchen design, manufacturing, engineering, project management and equipment solutions provider located in Fort Smith, Arkansas, for a purchase price of $39.9 million, net of cash acquired. During the first quarter of 2018, the company finalized the working capital provision provided by the purchase agreement resulting in a refund from the seller of $0.3 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) August 31, 2017	Preliminary Measurement Period Adjustments	(as adjusted) August 31, 2017
Cash	$1,130	$—	$1,130
Current assets	18,031	(64)	17,967
Property, plant and equipment	4,785	—	4,785
Goodwill	14,590	(59)	14,531
Other intangibles	9,600	—	9,600
Current liabilities	(6,810)	(130)	(6,940)

Net assets acquired and liabilities assumed	$41,326	$(253)	$41,073
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

Globe
On October 17, 2017, the company completed its acquisition of all of the capital stock of Globe Food Equipment Company ("Globe"), a leading brand in slicers and mixers for the commercial foodservice industry located in Dayton, Ohio, for a purchase price of $105.0 million, net of cash acquired. During the first quarter of 2018, the company finalized the working capital provision provided by the purchase agreement resulting in an additional payment to the seller of $0.4 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) October 17, 2017	Preliminary Measurement Period Adjustments	(as adjusted) October 17, 2017
Cash	$3,420	$—	$3,420
Current assets	17,197	—	17,197
Property, plant and equipment	1,120	—	1,120
Goodwill	67,176	1,032	68,208
Other intangibles	43,444	—	43,444
Current liabilities	(5,994)	(398)	(6,392)
Long term deferred tax liability	(16,456)	—	(16,456)
Other non-current liabilities	(1,907)	(193)	(2,100)

Net assets acquired and liabilities assumed	$108,000	$441	$108,441
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

Scanico
On December 7, 2017, the company completed its acquisition of all of the capital stock of Scanico, a leading manufacturer of industrial cooling and freezing equipment for the food processing industry located in Aalborg, Denmark, for a purchase price of $34.1 million, net of cash acquired. The purchase price is subject to adjustment based upon a working capital provision provided for by the purchase agreement. The company expects to finalize this in the second quarter of 2018. An additional payment is also due upon the achievement of certain financial targets.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) December 7, 2017	Preliminary Measurement Period Adjustments	(as adjusted) December 7, 2017
Cash	$6,766	$—	$6,766
Current assets	3,428	(111)	3,317
Property, plant and equipment	447	(26)	421
Goodwill	30,072	136	30,208
Other intangibles	11,491	—	11,491
Current liabilities	(7,987)	(29)	(8,016)
Long term deferred tax liability	(3,305)	30	(3,275)

Consideration paid at closing	$40,912	$—	$40,912

Contingent consideration	751	—	751

Net assets acquired and liabilities assumed	$41,663	$—	$41,663
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

Hinds-Bock
On February 16, 2018, the company completed its acquisition of all of the capital stock of Hinds-Bock Corporation ("Hinds-Bock"), a leading manufacturer of solutions for filling and depositing bakery and food product located in Bothell, Washington, for a purchase price of $25.8 million, net of cash acquired. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expect to finalize this in the second quarter of 2018.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) February 16, 2018
Cash	$5
Current assets	5,301
Property, plant and equipment	3,557
Goodwill	12,686
Other intangibles	8,081
Current liabilities	(3,800)

Net assets acquired and liabilities assumed	$25,830
The goodwill and $3.8 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $3.4 million allocated to customer relationships, $0.4 million allocated to developed technology and $0.4 million allocated to backlog, which are to be amortized over periods of 5 years, 5 years and 3 months, respectively. Goodwill and other intangibles of Hinds-Bock are allocated to the Food Processing Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
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

Pro Forma Financial Information

In accordance with ASC 805 “Business Combinations”, the following unaudited pro forma results of operations for the three months ended March 31, 2018 and April 1, 2017, assumes the 2017 acquisitions of Burford, CVP Systems, Sveba Dahlen, QualServ, L2F, Globe and Scanico and the 2018 acquisition of Hinds-Bock were completed on January 1, 2017 (first day of fiscal year 2017). The following pro forma results include adjustments to reflect additional interest expense to fund the acquisitions, amortization of intangibles associated with the acquisitions, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Three Months Ended
	March 31, 2018	April 1, 2017
Net sales	$587,242	$597,078
Net earnings	67,081	65,750

Net earnings per share:
Basic	1.21	1.15
Diluted	1.21	1.15

The historical consolidated financial information of the Company and the acquisitions have been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the transactions, (2) factually supportable and (3) expected to have a continuing impact on the combined results. Pro forma data may not be indicative of the results that would have been obtained had these acquisitions occurred at the beginning of the periods presented, nor is it intended to be a projection of future results. Additionally, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate the acquired businesses.

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

Accounting Pronouncements - Recently Adopted

In May 2014, the Financial Accounts Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers”. This update amends the current guidance on revenue recognition related to contracts with customers and requires additional disclosures. We adopted this guidance on December 31, 2017 using the modified retrospective method. Under this method, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The cumulative adjustment to the opening balance of retained earnings was $4.4 million. For additional information related to the impact of adopting this guidance, see Note 5 of the Condensed Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". The amendments in ASU-15 address eight specific cash flow classification issues to reduce current and potential future diversity in practice. The adoption of this guidance did not have an impact on the company's Condensed Consolidated Statements of Cash Flows.

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which requires companies to account for the income tax effect of intercompany sales and transfers of assets other than inventory when the transfer occurs. Under previous guidance the income tax effects of intercompany transfers of assets were deferred until the asset had been sold to an outside party or otherwise recognized. The adoption of this guidance did not have an impact on the company's Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Comprehensive Income or Condensed Consolidated Statements of Cash Flows.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in ASU-01 clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The adoption of this guidance did not have a material impact on the company's Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Comprehensive Income or Condensed Consolidated Statements of Cash Flows.

In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". The amendments in ASU-07 require that an employer report the service costs component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic pension cost and net periodic postretirement benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. We adopted this guidance retrospectively on December 31, 2017 using the practical expedient which permits utilizing amounts previously disclosed in its employee retirement plans note as the prior period estimation basis for the required retrospective presentation requirements. For additional information on the adoption of this guidance, see Note 15 of the Condensed Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". This guidance allows for the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income to retained earnings. The adoption of this guidance did not have a material impact on the company's Condensed Consolidated Balance Sheet.

Accounting Pronouncements - To be adopted

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". The amendments under this pronouncement will change the way all leases with a duration of one year of more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or operating lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases are under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. The ASU requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial adoption. The company has developed a project plan for implementation and is currently in process of surveying the company's business, assessing the company's portfolio of leases, compiling a central repository of all leases and evaluating technology solutions. The company expects to recognize significant right-of-use assets upon adoption and lease liabilities on its Condensed Consolidated Balance Sheet. The company is evaluating the overall impact this standard will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and the company's Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Comprehensive Income or Condensed Consolidated Statements of Cash Flows.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The amendments in ASU-04 simplify the subsequent measurement of goodwill, by removing the second step of the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is effective for annual reporting periods, and interim reporting periods, beginning after December 15, 2019. Early adoption is permitted for testing dates after January 1, 2017. The company is evaluating the application of this ASU on the company's annual impairment test. The company does not expect the adoption of this ASU to have a material impact on its Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Comprehensive Income or Condensed Consolidated Statements of Cash Flows.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". The amendments in ASU-12 provide new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness will be recorded in other comprehensive income (OCI) and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2018 with early adoption permitted. The company is currently evaluating the impacts the ASU will have on its Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Comprehensive Income or Condensed Consolidated Statements of Cash Flows.

5)	Revenue Recognition

Accounting Policy

On December 31, 2017, we adopted the new accounting standard ASU No. 2014-09, “Revenue from Contracts with Customers" (ASC 606) using the modified retrospective method to contracts that were not completed as of December 30, 2017. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings.

The adoption of ASC 606 represents a change in accounting principle that will also provide readers with enhanced revenue recognition disclosures. Revenue is recognized when the control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and represents the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The company’s contracts can have multiple performance obligations or just a single performance obligation. For contracts with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation using the company’s best estimate of the standalone selling price of each distinct good or service in the contract.

Within the Commercial Foodservice Equipment and Residential Foodservice Equipment Groups, the estimated standalone selling price of equipment is based on observable prices. Within the Food Processing Equipment Group, the company estimates the standalone selling price based on expected cost to manufacture the good or complete the service plus an appropriate profit margin.

Control may pass to the customer over time or at a point in time. In general, the Commercial Foodservice Equipment and Residential Foodservice Equipment Groups recognize revenue at the point in time control transfers to their customers based on contractual shipping terms. Revenue from equipment sold under our long-term contracts within the Food Processing Equipment group is recognized over time as the equipment is manufactured and assembled. Installation services provided in connection with the delivery of the equipment are also generally recognized as those services are rendered. Over time transfer of control is measured using an appropriate input measure (e.g., costs incurred or direct labor hours incurred in relation to total estimate). These measures include forecasts based on the best information available and therefore reflect the company's judgment to faithfully depict the transfer of the goods.

Contract Estimates
Accounting for long-term contracts within the Food Processing Equipment group involves the use of various techniques to estimate total contract revenue and costs. For the company’s long-term contracts, estimated profit for the equipment performance obligations is recognized as the equipment is manufactured and assembled. Profit on the equipment performance obligations is estimated as the difference between the total estimated revenue and expected costs to complete a contract. Contract cost estimates are based on labor productivity and availability, the complexity of the work to be performed; the cost and availability of materials and labor, and the performance of subcontractors.

Contracts within the Commercial Foodservice and Residential Foodservice Equipment groups may contain variable consideration in the form of volume rebate programs. The company’s estimate of variable consideration is based on its experience with similarly situated customers using the portfolio approach.

Practical Expedients and Policy Elections

The company has taken advantage of the following practical expedients:

•	The company does not disclose information about remaining performance obligations that have original expected durations of one year or less.

•
The company generally expenses sales commissions when incurred because the amortization period would have been less than one year. These costs are recorded within selling, general and administrative expenses.

•	As the company’s standard payment terms are less than one year, the company does not assess whether a contract has a significant financing component.

The company has made the following accounting policy elections permitted by ASC 606:

•	The company treats shipping and handling activities performed after the customer obtains control of the good as a contract fulfillment activity.

•	Sales, use and value added taxes assessed by governmental authorities are excluded from the measurement of the transaction price within the company’s contracts with its customers.

Adoption of ASC 606

As a result of the adoption of ASC 606, the company has changed its accounting policy for revenue recognition as detailed below.

Equipment
Under the company’s historical accounting policies, revenue under long-term sales contracts within the Food Processing Equipment Group was recognized using the percentage of completion method. Upon adoption, a number of contracts that were not completed as of December 31, 2017 did not meet the requirements for recognition of revenue over time under ASC 606. As such the revenue is deferred and recognized at a point in time.
Installation Services
Under the company’s historical accounting policies, the company used the completed contract method for installation services associated with equipment sold within the Food Processing Equipment Group. Under ASC 606, the Company recognizes revenue from installation services over the period the services are rendered.
The cumulative effect of the changes made to our December 30, 2017 Condensed Consolidated Balance Sheet for the adoption of ASC 606 using the modified retrospective method to contracts that were not completed as of December 30, 2017 were as follows:

	Balance at December 30, 2017 (as reported)	Adjustments due to ASC 606	Balance at December 30, 2017 (as adjusted)
	(in thousands)
Balance Sheet
Assets
Accounts receivable	$328,421	$(122)	$328,299
Inventories, net	424,639	14,993	439,632
Prepaid expenses and other	55,427	(4,018)	51,409
Long-term deferred tax assets	44,565	1,319	45,884

Liabilities & Stockholders' Equity
Accrued expenses	322,171	16,557	338,728
Retained earnings	$1,697,618	$(4,405)	$1,693,213

In accordance with the requirements of ASC 606, the adoption of ASC 606 had no impact on cash provided by operating activities within the company's Condensed Consolidated Statement of Cash Flows. The impact of adoption on our Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Balance Sheet are as follows:

	Three Months Ended March 31, 2018
	As Reported	Balances without ASC 606	Effect of Change
	(in thousands)
Net sales	$584,800	$570,658	$14,142
Cost of sales	373,167	362,686	10,481
Provision for income taxes	21,281	20,310	971
Net earnings	$65,420	$62,731	$2,689

Basic earnings per share	$1.18	$1.13
Diluted earnings per share	$1.18	$1.13

	Balance as of March 31, 2018
	As Reported	Balances without ASC 606	Effect of Change
	(in thousands)
Assets
Inventories, net	$459,151	$453,710	$5,441
Prepaid expenses and other	48,464	51,630	(3,166)

Liabilities
Accrued expenses	305,132	310,104	4,180
Long-term deferred tax liability	91,433	90,816	(456)

Equity
Retained earnings	$1,757,500	$1,756,051	$(1,449)

Disaggregation of Revenue

We disaggregate our net sales by reportable operation segment and geographical location as we believe it best depicts how the nature, timing and uncertainty of our net sales and cash flows are affected by economic factors. In general, the Commercial Foodservice Equipment and Residential Foodservice Equipment Groups recognize revenue at the point in time control transfers to their customers based on contractual shipping terms. Revenue from equipment sold under our long-term contracts within the Food Processing Equipment group is recognized over time as the equipment is manufactured and assembled.

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Three Months Ended March 31, 2018
United States and Canada	$255,113	$66,935	$78,560	$400,608
Asia	29,032	5,712	1,519	36,263
Europe and Middle East	66,611	8,732	55,055	130,398
Latin America	9,148	7,193	1,190	17,531
Total	$359,904	$88,572	$136,324	$584,800

Three Months Ended April 1, 2017
United States and Canada	$224,622	$59,745	$80,838	$365,205
Asia	32,250	4,423	2,538	39,211
Europe and Middle East	46,493	7,118	56,347	109,958
Latin America	8,884	5,990	1,049	15,923
Total	$312,249	$77,276	$140,772	$530,297

Contract Balances:

Contract assets primarily relate to the Company's right to consideration for work completed but not billed at the reporting date and are recorded in prepaid expenses and other in the Condensed Consolidated Balance Sheet. Contract assets are transferred to receivables when the right to consideration becomes unconditional. Accounts receivable are not considered contract assets under the new revenue standard as contract assets are conditioned upon the company's future satisfaction of a performance obligation. Accounts receivable, in contracts, are unconditional rights to consideration.

Contract liabilities relate to advance consideration received from customers for which revenue has not been recognized. Current contract liabilities are recorded in accrued expenses in the Condensed Consolidated Balance Sheet. Contract liabilities are reduced when the associated revenue from the contract is recognized.

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Mar 31, 2018	At Adoption
	(in thousands)
Contract assets	$11,315	$16,753
Contract liabilities	51,276	47,647

During the three months period ended March 31, 2018, the company reclassified $7.9 million to receivable of which was included in the contract asset balance at the beginning of the period. During the three months period ended March 31, 2018, the company recognized revenue of $40.8 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $42.4 million during the three months period ended March 31, 2018. There were no contract asset impairments during three months period ended March 31, 2018.

6)     Other Comprehensive Income
The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income".
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of December 30, 2017	$(69,721)	$(203,063)	$6,365	$(266,419)
Adoption of ASU 2018-02 (2)	—	487	(1,619)	(1,132)
Other comprehensive income before reclassification	21,802	(9,361)	8,186	20,627
Amounts reclassified from accumulated other comprehensive income	—	—	(12)	(12)
Net current-period other comprehensive income	$21,802	$(8,874)	$6,555	$19,483
Balance as of March 31, 2018	$(47,919)	$(211,937)	$12,920	$(246,936)
(1) As of March 31, 2018 pension and interest rate swap amounts are net of tax of $(44.9) million and $4.3 million, respectively. During the three months ended March 31, 2018, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $(1.3) million and $0.1 million, respectively.
(2) As of December 31, 2017, the company adopted ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". This guidance allowed for the reclassification of $1.1 million of stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income to retained earnings.
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended
	Mar 31, 2018	Apr 1, 2017
Net earnings	$65,420	$70,702
Currency translation adjustment	21,802	10,835
Pension liability adjustment, net of tax	(8,874)	(2,527)
Unrealized gain on interest rate swaps, net of tax	6,555	500
Comprehensive income	$84,903	$79,510

7)	Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at March 31, 2018 and December 30, 2017 are as follows:

	Mar 31, 2018	Dec 30, 2017
	(in thousands)
Raw materials and parts	$193,565	$180,559
Work-in-process	49,065	38,917
Finished goods	216,521	205,163
	$459,151	$424,639

8)	Goodwill
Changes in the carrying amount of goodwill for the three months ended March 31, 2018 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 30, 2017	$631,451	$198,278	$435,081	$1,264,810
Goodwill acquired during the year	2,802	12,686	—	15,488
Measurement period adjustments to goodwill acquired in prior year	934	132	—	1,066
Exchange effect	618	1,269	10,645	12,532
Balance as of March 31, 2018	$635,805	$212,365	$445,726	$1,293,896

9)	Intangibles

Intangible assets consist of the following (in thousands):

	March 31, 2018			December 30, 2017
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	5.0	$333,922	$(180,081)	5.2	$330,496	$(171,005)
Backlog	0.1	20,138	(19,913)	0.8	19,689	(18,081)
Developed technology	4.1	22,897	(18,457)	4.2	22,485	(18,248)
		$376,957	$(218,451)		$372,670	$(207,334)
Indefinite-lived assets:
Trademarks and tradenames		$629,007			$615,090

The aggregate intangible amortization expense was $11.5 million and $6.8 million for the first quarter periods ended March 31, 2018 and April 1, 2017, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Twelve Month Period Ending	Amortization Expense

2019	$36,523
2020	30,105
2021	28,435
2022	25,398
2023	19,475
Thereafter	18,570
$158,506

10) Accrued Expenses
Accrued expenses consist of the following:

	Mar 31, 2018	Dec 30, 2017
	(in thousands)
Accrued payroll and related expenses	$62,737	$67,935
Accrued warranty	54,069	52,834
Advanced customer deposits	51,276	31,069
Accrued customer rebates	25,917	48,590
Accrued professional fees	17,515	18,250
Accrued sales and other tax	14,481	20,881
Accrued agent commission	11,443	11,035
Accrued product liability and workers compensation	10,872	11,976
Product recall	5,749	6,068
Restructuring	1,561	1,715
Other accrued expenses	49,512	51,818

	$305,132	$322,171

11)	Warranty Costs
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
A rollforward of the warranty reserve is as follows:

Three Months Ended
Mar 31, 2018
(in thousands)
Balance as of December 30, 2017	$52,834
Warranty reserve related to acquisitions	69
Warranty expense	14,488
Warranty claims	(13,322)
Balance as of March 31, 2018	$54,069

12)	Financing Arrangements

	Mar 31, 2018	Dec 30, 2017
	(in thousands)
Credit Facility	$1,043,108	$1,022,935
Other international credit facilities	5,715	5,768
Other debt arrangement	175	178
Total debt	$1,048,998	$1,028,881
Less: Current maturities of long-term debt	5,113	5,149
Long-term debt	$1,043,885	$1,023,732
On July 28, 2016, the company entered into an amended and restated five-year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"), with the potential under certain circumstances to increase the amount of the Credit Facility to $3.0 billion. As of March 31, 2018, the company had $1,043.1 million of borrowings outstanding under the Credit Facility, including $1,001.0 million of borrowings in U.S. Dollars and $42.1 million of borrowings denominated in British Pounds. The company also had $8.3 million in outstanding letters of credit as of March 31, 2018, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $1.4 billion at March 31, 2018.
At March 31, 2018, borrowings under the Credit Facility accrued interest at a rate of 1.25% above LIBOR per annum or 0.25% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 2.94% for the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.20% per annum as of March 31, 2018.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At March 31, 2018, these foreign credit facilities amounted to $5.7 million in U.S. Dollars with a weighted average per annum interest rate of approximately 5.85%.
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

	Mar 31, 2018		Dec 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$1,048,998	$1,048,998	$1,028,881	$1,028,881
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At March 31, 2018, the company had outstanding floating-to-fixed interest rate swaps totaling $499.0 million notional amount carrying an average interest rate of 1.66% that mature in more than 12 months but less than 84 months.

The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBIDTA (each as defined in the Credit Facility) of 3.50 to 1.00, which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At March 31, 2018, the company was in compliance with all covenants pursuant to its borrowing agreements.

13)	Financial Instruments
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
Foreign Exchange: The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The fair value of the forward and option contracts was a gain of $0.1 million at the end of the first quarter of 2018.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of March 31, 2018, the fair value of these instruments was an asset of $16.9 million. The change in fair value of these swap agreements in the first three months of 2018 was a gain of $6.7 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Mar 31, 2018	Dec 30, 2017
Fair value	Other assets	$16,946	$10,266

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended
	Presentation of Gain/(loss)	Mar 31, 2018	Apr 1, 2017
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$6,620	$312
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(12)	$(522)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$48	$(7)
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

14)	Segment Information
The company operates in three reportable operating segments defined by management reporting structure and operating activities.
The Commercial Foodservice Equipment Group manufactures, sells, and distributes foodservice equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in Arkansas, California, Illinois, Michigan, New Hampshire, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Vermont, Washington, Australia, China, Denmark, Estonia, Italy, the Philippines, Poland, Sweden and the United Kingdom. Principal product lines of this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, food warming equipment, catering equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, griddles, professional mixers, stainless steel fabrication, custom millwork, professional refrigerators, blast chillers, coldrooms, ice machines, freezers and coffee and beverage dispensing equipment. These products are sold and marketed under the brand names: Anets, Bear Varimixer, Beech, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, CTX, Carter-Hoffmann, Celfrost, Concordia, CookTek, Desmon, Doyon, Eswood, Follett, Frifri, Giga, Globe, Goldstein, Holman, Houno, IMC, Induc, Jade, Joe Tap, L2F, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, QualServ, Southbend, Star, Sveba Dahlen, Toastmaster, TurboChef, Wells and Wunder-Bar.
The Food Processing Equipment Group manufactures preparation, cooking, packaging food handling and food safety equipment for the food processing industry. This business segment has manufacturing operations in Georgia, Illinois, Iowa, North Carolina, Oklahoma, Texas, Virginia, Washington, Wisconsin, Denmark, France, Germany, India and the United Kingdom. Principal product lines of this group include batch ovens, baking ovens, proofing ovens, conveyor belt ovens, continuous processing ovens, frying systems and automated thermal processing systems, grinders, slicers, reduction and emulsion systems, mixers, blenders, battering equipment, breading equipment, seeding equipment, water cutting systems, food presses, food suspension equipment, filling and depositing solutions, forming equipment, automated loading and unloading systems, food safety, food handling, freezing, defrosting and packaging equipment. These products are sold and marketed under the brand names: Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Cozzini, CVP Systems, Danfotech, Drake, Emico, Glimek, Hinds-Bock, Maurer-Atmos, MP Equipment, RapidPak, Scanico, Spooner Vicars, Stewart Systems and Thurne.
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
Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Mar 31, 2018		Apr 1, 2017
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$359,904	61.5%	$312,249	58.9%
Food Processing	88,572	15.2	77,276	14.6
Residential Kitchen	136,324	23.3	140,772	26.5
Total	$584,800	100.0%	$530,297	100.0%

The following table summarizes the results of operations for the company's business segments(1) (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
Three Months Ended March 31, 2018
Net sales	$359,904	$88,572	$136,324	$—	$584,800
Income (loss) from operations (3)	82,546	10,678	6,589	(12,821)	86,992
Depreciation and amortization expense	8,000	4,047	7,509	468	20,024
Net capital expenditures	5,777	6,496	4,898	(514)	16,657

Total assets	$1,724,174	$484,038	$1,178,110	$40,572	$3,426,894

Three Months Ended April 1, 2017
Net sales	$312,249	$77,276	$140,772	$—	$530,297
Income (loss) from operations (3) (4)	80,541	17,989	10,574	(16,363)	92,741
Depreciation and amortization expense	4,982	1,387	7,207	481	14,057
Net capital expenditures	5,985	638	1,282	371	8,276

Total assets	$1,359,869	$344,307	$1,200,241	$38,614	$2,943,031

(1)Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)Includes corporate and other general company assets and operations.
(3)Restructuring expenses are allocated in operating income by segment. See note 16 for further details.
(4)Includes reclassifications due to adoption of ASU No. 2017-07. See note 15 for further details.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Mar 31, 2018	Apr 1, 2017
United States and Canada	$239,179	$178,363
Asia	13,294	15,357
Europe and Middle East	131,652	120,505
Latin America	1,705	1,050
Total international	$146,651	$136,912
	$385,830	$315,275

15)	Employee Retirement Plans

(a)	Pension Plans

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

The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Net Periodic Pension Benefit:
Service cost	$977	$964
Interest cost	8,278	7,764
Expected return on assets	(19,278)	(16,774)
Amortization of net (gain) loss	1,032	720
Curtailment loss (gain)	287	—
Pension settlement gain	(24)	(48)
	$(8,728)	$(7,374)

The pension costs for all other plans of the company were not material during the period.

On December 31, 2017, the company adopted ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". The service cost component is recognized within Selling, general and administrative expenses and the non-operating components of pension benefit are included within Net periodic pension benefit (other than service cost) in the Condensed Consolidated Statements of Comprehensive Income. The adoption of this standard resulted in a reclassification for the three months ended April 1, 2017, in which previously reported Selling, general and administrative expenses was increased by $8.3 million. Net income did not change as a result of the adoption of this standard.

(b)	Defined Contribution Plans

The company maintains two separate defined contribution 401K savings plans covering all employees in the United States. These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States. The company also maintains defined contribution plans for its U.K. based employees.

16)	Restructuring

Commercial Foodservice Equipment Group:

During the fiscal years 2018 and 2017, the company undertook cost reduction initiatives related to the entire Commercial Foodservice Equipment Group. These actions, which are not material to the company's operations, resulted in a charge of $1.0 million in the three months ended March 31, 2018 primarily for severance related to headcount reductions and consolidation of manufacturing operations. These expenses are reflected in restructuring expenses in the Condensed Consolidated Statements of Comprehensive Income. The company estimates that these restructuring initiatives will result in future cost savings of approximately $10.0 million annually. The realization of the savings began in 2017 and will continue into the first six months of fiscal year 2018 and the restructuring costs in the future are not expected to be significant related to these actions.

Residential Kitchen Equipment Group:

During fiscal years 2017, 2016 and 2015, the company undertook acquisition integration initiatives related to the AGA Group within the Residential Kitchen Equipment Group. These initiatives included organizational restructuring, headcount reductions and consolidation and disposition of certain facilities and business operations, including the impairment of equipment. The company recorded additional expense of $0.7 million in the three months ended March 31, 2018, related to the AGA Group. The expense primarily related to additional headcount reductions in conjunction with disposition of certain facilities and business operations. This expense is reflected in restructuring expenses in the Condensed Consolidated Statements of Comprehensive Income. The cumulative expenses incurred to date for these initiatives is approximately $41.3 million. The company estimated that the main restructuring initiatives in 2017 would result in future cost savings of approximately $20.0 million annually. The realization of the savings began in 2017 and will continue into the first six months of fiscal year 2018, primarily related to the compensation and facility costs. The company anticipates that all severance obligations for the Residential Kitchen Equipment Group will be paid by the end of fiscal year 2018. The lease obligations extend through December 2019.

The costs and corresponding reserve balances for the Residential Kitchen Equipment Group are summarized as follows (in thousands):

	Severance/Benefits	Facilities/Operations	Other	Total
Balance as of December 30, 2017	$3,698	$1,467	$157	$5,322
Expenses	777	(183)	146	740
Exchange	126	26	3	155
Payments/Utilization	(2,307)	(123)	(67)	(2,497)
Balance as of March 31, 2018	$2,294	$1,187	$239	$3,720

17)	Subsequent Events
On April 3, 2018, the company completed its acquisition of all of the capital stock of Ve.Ma.C Srl ("Ve.Ma.C"). Ve.Ma.C is a leading designer and manufacturer of handling, automation and robotics solutions for protein food processing lines for a purchase price of approximately $12.3 million. Ve.Ma.C is located in Castelnuovo Rangone, Italy and has annual revenues of approximately $15.0 million.
On April 27, 2018, the company completed its acquisition of all of the capital stock of Firex S.r.l. ("Firex"). Firex is a leading manufacturer of steam cooking equipment for the commercial foodservice industry for a purchase price of approximately $64.6 million. Firex is located in Sedico, Italy and has annual revenues of approximately $20.0 million.
On May 10, 2018, the company completed its acquisition of all of the capital stock of Josper S.A. ("Josper"). Josper is a leading manufacturer of charcoal grill and oven cooking equipment for commercial foodservice and residential applications for a purchase price of approximately $43.1 million. Josper is located in Pineda de Mar, Spain and has annual revenues of approximately $20.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Informational Notes

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; ability to protect trademarks, copyrights and other intellectual property; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s SEC filings, including the company’s 2017 Annual Report on Form 10-K.

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Mar 31, 2018		Apr 1, 2017
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$359,904	61.5%	$312,249	58.9%
Food Processing	88,572	15.2	77,276	14.6
Residential Kitchen	136,324	23.3	140,772	26.5
Total	$584,800	100.0%	$530,297	100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended
	Mar 31, 2018	Apr 1, 2017
Net sales	100.0%	100.0%
Cost of sales	63.8	60.5
Gross profit	36.2	39.5
Selling, general and administrative expenses	21.0	21.7
Restructuring expenses	0.3	0.3
Income from operations	14.9	17.5
Interest expense and deferred financing amortization, net	1.5	1.1
Net periodic pension benefit (other than service costs)	(1.7)	(1.6)
Other expense, net	0.2	0.4
Earnings before income taxes	14.9	17.6
Provision for income taxes	3.6	4.3
Net earnings	11.3%	13.3%

Three Months Ended March 31, 2018 as compared to Three Months Ended April 1, 2017

NET SALES. Net sales for the three months period ended March 31, 2018 increased by $54.5 million or 10.3% to $584.8 million as compared to $530.3 million in the three months period ended April 1, 2017. The increase in net sales of $63.9 million or 12.0%, was attributable to acquisition growth, resulting from the fiscal 2017 acquisitions of Burford, CVP Systems, Sveba Dahlen, QualServ, L2F, Globe and Scanico and the fiscal 2018 acquisition of Hinds-Bock. Excluding the acquisitions, net sales decreased $9.4 million, or 1.8%, from the prior year. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended March 31, 2018 increased net sales by approximately $14.8 million, or 2.8%. The adoption of ASC 606 increased net sales by approximately $14.1 million primarily related to previously recognized revenue on long-term equipment sales contracts at the Food Processing Equipment Group. Excluding the impact of foreign exchange, acquisitions and the adoption of ASC 606, sales decreased 7.2% for the year, including a net sales decrease of 1.4% at the Commercial Foodservice Equipment Group, a net sales decrease of 28.7% at the Food Processing Equipment Group and a net sales decrease of 8.4% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $47.7 million, or 15.3%, to $359.9 million in the three months period ended March 31, 2018, as compared to $312.2 million in the prior year period. Net sales from the acquisitions of Sveba Dahlen, QualServ, L2F and Globe which were acquired on June 30, 2017, August 31, 2017, October 6, 2017 and October 17, 2017, respectively, accounted for an increase of $46.0 million during the three months period ended March 31, 2018. Excluding the impact of these acquisitions, net sales of the Commercial Foodservice Equipment Group increased $1.7 million, or 0.5%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales decreased $4.3 million, or 1.4% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $30.5 million, or 13.6%, to $255.1 million, as compared to $224.6 million in the prior year period. This includes an increase of $29.4 million from the recent acquisitions. Excluding the acquisitions, the net increase in domestic sales was $1.1 million, or 0.5%. Domestic sales growth reflects the continued impact of disruption from changes to strengthen the sales organization.  The efforts include consolidation of the independent sales representatives which will improve the efficiency of the sales process and enhance strategic alignment. International sales increased $17.2 million, or 19.6%, to $104.8 million, as compared to $87.6 million in the prior year period. This includes an increase of $16.6 million from the recent acquisitions and increase of $6.0 million related to the favorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales decrease in international sales was $5.4 million, or 6.2%. The decline in international revenues reflects lower sales in Australia due to generally slower market conditions and lower sales in India due to management transition and timing of orders from major restaurant chain customers.

•
Net sales of the Food Processing Equipment Group increased by $11.3 million, or 14.6%, to $88.6 million in the three months period ended March 31, 2018, as compared to $77.3 million in the prior year period.  Net sales from the acquisitions of Burford, CVP Systems, Scanico and Hinds-Bock, which were acquired on May 1, 2017, June 30, 2017, December 7, 2017 and February 16, 2018 respectively, accounted for an increase of $17.9 million during the three months period ended March 31, 2018.  Excluding the impact of these acquisitions, net sales of the Food Processing Equipment Group decreased $6.6 million, or 8.5%. Excluding the impact of foreign exchange, acquisitions and the adoption of ASC 606, net sales decreased $22.2 million, or 28.7% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $7.2 million, or 12.0%, to $67.0 million, as compared to $59.8 million in the prior year period. This includes an increase of $9.6 million from the recent acquisitions and approximately $14.1 million related to the adoption of ASC 606. International sales increased $4.1 million, or 23.4%, to $21.6 million, as compared to $17.5 million in the prior year period. This includes an increase of $8.3 million from the recent acquisitions and increase of $1.5 million related to the favorable impact of exchange rates. Revenues for the Food Processing Equipment Group have been affected by the timing and deferral of certain large orders which create quarterly volatility for the group.

•
Net sales of the Residential Kitchen Equipment Group decreased by $4.5 million, or 3.2%, to $136.3 million in the three months period ended March 31, 2018, as compared to $140.8 million in the prior year period. Excluding the impact of foreign exchange, net sales decreased 8.4% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $2.4 million, or 3.0%, to $78.5 million, as compared to $80.9 million in the prior year period. Sales at Viking increased by approximately 5% during the quarter. This increase was more than offset by the temporary impact of consolidating our premium brands through company owned distribution and canceling certain third party distributors. International sales decreased $2.1 million, or 3.5%, to $57.8 million, as compared to $59.9 million in the prior year quarter. This includes a favorable impact of exchange rates of $7.3 million. The sales decrease reflects slower conditions in the UK market impacting the AGA and Rangemaster brands. Additionally, revenues at non-core businesses, acquired in connection with AGA, have been lower in connection with restructuring initiatives to improve profitability.

GROSS PROFIT. Gross profit increased to $211.6 million in the three months period ended March 31, 2018 from $209.5 million in the prior year period, reflecting the impact of increased sales from the acquisitions, adoption of ASC 606 and favorable impact of foreign exchange rates of $5.0 million. The gross margin rate decreased from 39.5% in the three months period ended April 1, 2017 as compared to 36.2% in the current year period.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $10.6 million, or 8.3%, to $138.3 million in the three months period ended March 31, 2018, as compared to $127.7 million in the prior year period. Gross profit from the acquisitions of Sveba Dahlen, QualServ, L2F and Globe accounted for approximately $10.3 million of the increase in gross profit during the period. Excluding the recent acquisitions, gross profit increased by approximately $0.3 million. The impact of foreign exchange rates increased gross profit by approximately $1.8 million. The gross margin rate decreased to 38.4%, as compared to 40.9% in the prior year period, due to lower margins at recent acquisitions.

•
Gross profit at the Food Processing Equipment Group decreased by $2.4 million, or 7.9%, to $28.1 million in the three months period ended March 31, 2018, as compared to $30.5 million in the prior year period.  Gross profit from the acquisitions of Burford, CVP Systems, Scanico and Hinds-Bock increased gross profit by approximately $7.4 million during the period. The adoption of ASC 606 increased gross profit by approximately $3.7 million. Excluding the recent acquisitions and adoption of ASC 606, gross profit decreased by approximately $13.5 million on lower sales volumes. The impact of foreign exchange rates increased gross profit by approximately $0.8 million. The gross profit margin rate decreased to 31.7%, as compared to 39.5% in the prior year period reflecting the impact of lower volumes and unfavorable product mix resulting from lesser sales at our highest margin protein equipment divisions.

•
Gross profit at the Residential Kitchen Equipment Group decreased by $6.3 million, or 12.1%, to $45.7 million in the three months period ended March 31, 2018, as compared to $52.0 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $2.4 million. The gross margin rate decreased to 33.5%, as compared to 36.9% in the prior year period, due primarily to the impact of the domestic distribution changes and product display investments and sales incentives related to the Viking brand.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $115.0 million in the three months period ended April 1, 2017 to $122.9 million in the three months period ended March 31, 2018.  As a percentage of net sales, selling, general and administrative expenses were 21.7% in the three months period ended April 1, 2017, as compared to 21.0% in the three months period ended March 31, 2018.
Selling, general and administrative expenses reflect increased costs of $14.8 million associated with the fiscal 2017 acquisitions of Burford, CVP Systems, Sveba Dahlen, QualServ, L2F, Globe and Scanico and the fiscal 2018 acquisition of Hinds-Bock, including $4.3 million of intangible amortization expense. The unfavorable impact of foreign exchange rates, increased selling, general and administrative expenses by approximately $3.4 million. Additionally, selling general and administrative expenses decreased $3.2 million related to lower salaries and bonuses and $3.4 million related to lower non-cash share based compensation.
RESTRUCTURING EXPENSES. Restructuring expenses were $1.7 million in the three months period ended April 1, 2017 and in the three months period ended March 31, 2018. In the three months period ended April 1, 2017, restructuring expenses related cost reduction initiatives related to the AGA Group. In the three months period ended March 31, 2018, restructuring charges included cost reduction initiatives primarily related to headcount reductions at the Commercial Foodservice Equipment Group and additional cost reduction initiatives related to the AGA Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $8.8 million in the three months period ended March 31, 2018, as compared to $5.8 million in the prior year period reflecting higher debt balances related to the funding of acquisitions. The net periodic pension benefit, other than service costs, was $9.7 million in the three months period ended March 31, 2018, as compared to $8.3 million in the prior year period. Other expense was $1.2 million in the three months period ended March 31, 2018, as compared to other expense of $1.9 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $21.3 million, at an effective rate of 24.5%, was recorded during the three months period ended March 31, 2018, as compared to $22.7 million at an effective rate of 24.3%, in the prior year period. The tax rate in the three months period ended March 31, 2018 was favorably impacted by the reduction in the federal tax rate from 35% to 21% due to the enactment of the Tax Cuts and Job Act of 2017. The tax rate in the three months period ended April 1, 2017 was favorably impacted by a tax benefit from the adoption of ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting," which resulted in the recognition of excess tax benefits from share-based payments to be recognized as income tax benefit in the condensed consolidated statement of comprehensive income. In 2017 the company recorded a provisional transition tax charge and a change in deferred tax accounts associated with the Tax Cuts and Jobs Act of 2017. These provisional amounts will be finalized in 2018.
Financial Condition and Liquidity
During the three months ended March 31, 2018, cash and cash equivalents increased by $13.6 million to $103.3 million at March 31, 2018 from $89.7 million at December 30, 2017. Net borrowings increased from $1,028.9 million at December 30, 2017 to $1,049.0 million at March 31, 2018.
OPERATING ACTIVITIES. Net cash provided by operating activities was $44.7 million for the three months ended March 31, 2018, compared to $46.9 million for the three months ended April 1, 2017.
During the three months ended March 31, 2018, changes in assets and liabilities reduced operating cash flows by $43.4 million. The changes included an increase in inventory of $9.1 million due to lower sales volumes in the three months ended March 31, 2018, an increase in inventory as we transition distribution of more our of brands within the Residential Kitchen Equipment Group from third parties to our company owned distribution and the timing of orders for the Food Processing Equipment Group. Prepaid expenses and other assets decreased $19.3 million primarily due to a decrease in prepaid taxes. Changes also included a $51.2 million decrease in accrued expenses and other non-current liabilities primarily related to the payment of 2017 annual rebate programs at the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group and payment of 2017 incentive obligations.
INVESTING ACTIVITIES. During the three months ended March 31, 2018, net cash used for investing activities amounted to $51.5 million. This included $29.0 million for the 2018 acquisitions of Hinds-Bock and JoeTap, $5.4 million related to the purchase of tradename and $16.7 million of additions and upgrades of production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows provided by financing activities were $18.4 million during the three months ended March 31, 2018. The company’s borrowing activities included $18.5 million of net proceeds under its $2.5 billion Credit Facility and $0.1 million of net repayments under its foreign banking facilities.
At March 31, 2018, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its Credit Facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, acquisitions, product development and integration expenditures for the foreseeable future.
Recently Issued Accounting Standards

See Part 1, Notes to Condensed Consolidated Financial Statements, Note 4 - Recent Issued Accounting Standards.
Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations are based upon the company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and any such differences could be material to our consolidated financial statements. There have been no changes in our critical accounting policies, which include inventories, goodwill and other intangibles, pensions benefits, and income taxes, as discussed in our Annual Report on Form 10-K for the year ended December 30, 2017 (our “2017 Annual Report on Form 10-K”) other than those described below.
During the three months period ended March 31, 2018, the company adopted ASC 606, "Revenue from Contracts with Customers". See Part 1, Notes to Condensed Consolidated Financial Statements, Note 5 - Revenue Recognition for additional information on the required disclosures related to the impact of adopting this guidance.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period Ending	Variable Rate Debt

2019	$5,113
2020	338
2021	163
2022	1,043,271
2023 and thereafter	113
$1,048,998
On July 28, 2016, the company entered into an amended and restated five-year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"), with the potential under certain circumstances to increase the amount of the Credit Facility to $3.0 billion. As of March 31, 2018, the company had $1,043.1 million of borrowings outstanding under the Credit Facility, including $1,001.0 million of borrowings in U.S. Dollars and $42.1 million of borrowings denominated in British Pounds. The company also had $8.3 million in outstanding letters of credit as of March 31, 2018, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $1.4 billion at March 31, 2018.
At March 31, 2018, borrowings under the Credit Facility accrued interest at a rate of 1.25% above LIBOR per annum or 0.25% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 2.94% for the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.20% per annum as of March 31, 2018.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At March 31, 2018, these foreign credit facilities amounted to $5.7 million in U.S. Dollars with a weighted average per annum interest rate of approximately 5.85%.
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the revolving credit line. At March 31, 2018, the company had outstanding floating-to-fixed interest rate swaps totaling $499.0 million notional amount carrying an average interest rate of 1.66% that mature in more than 12 months but less than 84 months.

The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBIDTA (each as defined in the Credit Facility) of 3.50 to 1.00, which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At March 31, 2018, the company was in compliance with all covenants pursuant to its borrowing agreements.
Financing Derivative Instruments
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of March 31, 2018, the fair value of these instruments was an asset of $16.9 million. The change in fair value of these swap agreements in the first three months of 2018 was a gain of $6.7 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a gain of $0.1 million at the end of the first quarter of 2018.

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
As of March 31, 2018, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended March 31, 2018, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended March 31, 2018, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
December 31 to January 27, 2018	—	$—	—	2,373,800
January 28 to February 24, 2018	—	—	—	2,373,800
February 25 to March 31, 2018	—	—	—	2,373,800
Quarter ended March 31, 2018	—	$—	—	2,373,800
(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. As of March 31, 2018, the total number of shares authorized for repurchase under the program is 2,500,000. As of March 31, 2018, 126,200 shares had been purchased under the 1998 stock repurchase program.

Item 6. Exhibits

Exhibits – The following exhibits are filed herewith:

Exhibit 10.1 –
Amendment to Employment Agreement between The Middleby Corporation, Middleby Marshall Inc. and Selim A. Bassoul, dated February 19, 2018, incorporated by reference to the company's Form 8K Exhibit 10.1, dated February 19, 2018, filed on February 22, 2018.

Exhibit 10.2 –
Amendment to Employment Agreement between The Middleby Corporation, Middleby Marshall Inc. and Timothy J. FitzGerald, dated February 19, 2018, incorporated by reference to the company's Form 8K Exhibit 10.2, dated February 19, 2018, filed on February 22, 2018.

Exhibit 10.3 –
Employment Agreement between The Middleby Corporation, Middleby Marshall Inc. and David Brewer, dated February 19, 2018, incorporated by reference to the company's Form 8K Exhibit 10.3, dated February 19, 2018, filed on February 22, 2018.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended March 31, 2018, filed on May 10, 2018, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	May 10, 2018	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer