Form 10-Q
period 2018-06-30
MIDDLEBY CORP
filed 2018-08-09
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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

As of August 3, 2018, there were 55,723,624 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION

QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Jun 30, 2018	Dec 30, 2017
Current assets:
Cash and cash equivalents	$92,284	$89,654
Accounts receivable, net of reserve for doubtful accounts of $13,472 and $13,182	400,266	328,421
Inventories, net	493,667	424,639
Prepaid expenses and other	48,890	55,427
Prepaid taxes	45,350	33,748
Total current assets	1,080,457	931,889
Property, plant and equipment, net of accumulated depreciation of $156,504 and $142,278	317,150	281,915
Goodwill	1,824,755	1,264,810
Other intangibles, net of amortization of $229,019 and $207,334	1,292,771	780,426
Long-term deferred tax assets	40,807	44,565
Other assets	46,263	36,108
Total assets	$4,602,203	$3,339,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$6,297	$5,149
Accounts payable	188,256	146,333
Accrued expenses	361,501	322,171
Total current liabilities	556,054	473,653
Long-term debt	2,060,328	1,023,732
Long-term deferred tax liability	102,636	87,815
Accrued pension benefits	309,573	334,511
Other non-current liabilities	72,456	58,854
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 62,612,865 and 62,619,865 shares issued in 2018 and 2017, respectively	145	145
Paid-in capital	376,740	374,922
Treasury stock, at cost; 6,889,241 and 6,889,241 shares in 2018 and 2017, respectively	(445,118)	(445,118)
Retained earnings	1,841,489	1,697,618
Accumulated other comprehensive loss	(272,100)	(266,419)
Total stockholders' equity	1,501,156	1,361,148
Total liabilities and stockholders' equity	$4,602,203	$3,339,713

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017
Net sales	$668,128	$579,343	$1,252,928	$1,109,640
Cost of sales	417,369	344,735	790,536	665,582
Gross profit	250,759	234,608	462,392	444,058
Selling, general and administrative expenses	135,008	121,632	257,956	236,616
Restructuring expenses	4,441	11,494	6,134	13,219
Gain on sale of plant	—	(12,042)	—	(12,042)
Income from operations	111,310	113,524	198,302	206,265
Interest expense and deferred financing amortization, net	10,404	5,702	19,227	11,507
Net periodic pension benefit (other than service costs)	(9,116)	(8,612)	(18,821)	(16,950)
Other expense (income), net	(542)	302	631	2,169
Earnings before income taxes	110,564	116,132	197,265	209,539
Provision for income taxes	26,576	38,563	47,857	61,268
Net earnings	$83,988	$77,569	$149,408	$148,271

Net earnings per share:
Basic	$1.51	$1.35	$2.69	$2.59
Diluted	$1.51	$1.35	$2.69	$2.59
Weighted average number of shares
Basic	55,576	57,299	55,575	57,201
Dilutive common stock equivalents[1]	—	—	—	—
Diluted	55,576	57,299	55,575	57,201
Comprehensive income	$58,824	$88,542	$143,727	$168,052

1There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	Jun 30, 2018	Jul 1, 2017
Cash flows from operating activities--
Net earnings	$149,408	$148,271
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	38,622	32,315
Non-cash share-based compensation	1,818	6,505
Deferred income taxes	5,573	17,579
Gain on sale of plant	—	(12.042)
Impairment of equipment	—	2.929
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(28,233)	17,257
Inventories, net	392	(25,607)
Prepaid expenses and other assets	(3,829)	(17,442)
Accounts payable	13,618	(10,832)
Accrued expenses and other liabilities	(30,734)	(72,897)
Net cash provided by operating activities	146,635	86,036
Cash flows from investing activities--
Additions to property, plant and equipment	(24,208)	(31,708)
Proceeds on sale of property, plant and equipment	—	14,278
Purchase of Tradename	(5,399)	—
Acquisitions, net of cash acquired	(1,144,541)	(119,262)
Net cash used in investing activities	(1,174,148)	(136,692)
Cash flows from financing activities--
Proceeds under Credit Facility	1,466,974	264,635
Repayments under Credit Facility	(431,081)	(194,087)
Net repayments under international credit facilities	(3,008)	(1,130)
Net repayments under other debt arrangement	(3)	(17)
Repurchase of treasury stock	—	(24,645)
Net cash provided by financing activities	1,032,882	44,756
Effect of exchange rates on cash and cash equivalents	(2,739)	2,288
Changes in cash and cash equivalents--
Net increase (decrease) in cash and cash equivalents	2,630	(3,612)
Cash and cash equivalents at beginning of year	89,654	68,485
Cash and cash equivalents at end of period	$92,284	$64,873

Non-cash investing and financing activities:
Stock issuance related to the acquisition of CVP Systems	$—	$12,330

See accompanying notes

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of June 30, 2018 and December 30, 2017, the results of operations for the three and six months ended June 30, 2018 and July 1, 2017 and cash flows for the six months ended June 30, 2018 and July 1, 2017.
Certain prior year amounts have been reclassified to be consistent with current year presentation, including the non-operating components of pension benefit previously reported in Selling, general and administrative expenses to Net periodic pension benefit (other than service cost).

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
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $1.7 million and $3.0 million for the three months period ended June 30, 2018 and July 1, 2017, respectively. Non-cash share-based compensation expense was $1.8 million and $6.5 million for the six months period ended June 30, 2018 and July 1, 2017, respectively.

C)	Income Taxes
A tax provision of $47.9 million, at an effective rate of 24.3%, was recorded during the six months period ended June 30, 2018, as compared to a $61.3 million tax provision at a 29.2% in the prior year period. In comparison to the prior year period, the tax provision reflects a lower federal tax rate of 21.0%, as opposed to 35.0% in 2017, partially offset by additional taxes due under the Tax Cuts and Jobs Act of 2017. The 2017 tax provision was lower than the statutory rate of 35.0% primarily due to a discrete tax benefit recognized as a result of the adoption of ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting". In the fourth quarter of 2017 the company recorded a provisional transition tax charge and a change in deferred tax accounts associated with the Tax Cuts and Jobs Act of 2017. These provisional amounts will be finalized in 2018.

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
Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
Level 3 – Unobservable inputs based on our own assumptions.

The company’s financial liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of June 30, 2018
Financial Assets:
Interest rate swaps	$—	$20,875	$—	$20,875

Financial Liabilities:
Contingent consideration	$—	$—	$4,237	$4,237

As of December 30, 2017
Financial Assets:
Interest rate swaps	$—	$10,266	$—	$10,266

Financial Liabilities:
Contingent consideration	$—	$—	$1,780	$1,780
The contingent consideration as of June 30, 2018 relates to the earnout provision recorded in conjunction with the acquisitions of Scanico A/S ("Scanico") and Josper S.A ("Josper"). The contingent consideration as of December 30, 2017 relates to the earnout provisions recorded in conjunction with the acquisitions of Scanico and Desmon Food Service Equipment Company ("Desmon").
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
E)    Consolidated Statements of Cash Flows
Cash paid for interest was $17.4 million and $11.3 million for the six months ended June 30, 2018 and July 1, 2017, respectively. Cash payments totaling $53.3 million and $75.1 million were made for income taxes for the six months ended June 30, 2018 and July 1, 2017, respectively.

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
The final allocation of consideration paid for the Burford acquisition is summarized as follows (in thousands):

	(as initially reported) May 1, 2017	Measurement Period Adjustments	(as adjusted) May 1, 2017
Cash	$2,514	$—	$2,514
Current assets	6,424	104	6,528
Property, plant and equipment	656	(13)	643
Goodwill	7,289	997	8,286
Other intangibles	4,900	1,840	6,740
Current liabilities	(2,254)	(665)	(2,919)
Long term deferred tax liability	(1,840)	224	(1,616)
Other non-current liabilities	—	(2,836)	(2,836)

Net assets acquired and liabilities assumed	$17,689	$(349)	$17,340
The long term deferred tax liability amounted to $1.6 million. The net deferred tax liability is comprised of $2.7 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets, net of $0.4 million related to federal and state net operating loss carryforwards and $0.7 million of deferred tax asset arising from the difference between the book and tax basis of identifiable tangible asset and liability accounts.
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

CVP Systems
On June 30, 2017, the company completed its acquisition of all of the capital stock of CVP Systems, Inc. ("CVP Systems"), a leading manufacturer of high-speed packaging systems for the meat processing industry located in Downers Grove, Illinois, for a purchase price of $29.8 million, net of cash acquired. The purchase price included $17.9 million in cash and 106,254 shares of Middleby common stock valued at $12.3 million. During the second quarter of 2018, the company finalized the working capital provision provided for by the purchase agreement resulting in a refund from the seller of $0.5 million.
The final allocation of consideration paid for the CVP Systems acquisition is summarized as follows (in thousands):

	(as initially reported) June 30, 2017	Measurement Period Adjustments	(as adjusted) June 30, 2017
Cash	$621	$—	$621
Current assets	5,973	(1,435)	4,538
Property, plant and equipment	238	(91)	147
Goodwill	20,297	(695)	19,602
Other intangibles	8,700	4,350	13,050
Current liabilities	(1,532)	(581)	(2,113)
Long term deferred tax liability	(3,168)	(443)	(3,611)
Other non-current liabilities	—	(1,833)	(1,833)

Net assets acquired and liabilities assumed	$31,129	$(728)	$30,401
The long term deferred tax liability amounted to $3.6 million. The net liability is comprised of $5.0 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets, net of $0.6 million related to federal and state net operating loss carryforwards and $0.8 million of deferred tax asset arising from the difference between the book and tax basis of identifiable tangible asset and liability accounts.
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
The final allocation of consideration paid for the Sveba Dahlen acquisition is summarized as follows (in thousands):

	(as initially reported) June 30, 2017	Measurement Period Adjustments	(as adjusted) June 30, 2017
Cash	$4,569	$—	$4,569
Current assets	22,686	(997)	21,689
Property, plant and equipment	9,128	(431)	8,697
Goodwill	33,785	4,330	38,115
Other intangibles	34,175	225	34,400
Other assets	1,170	(280)	890
Current portion of long-term debt	—	(14)	(14)
Current liabilities	(11,782)	(342)	(12,124)
Long-term debt	—	(140)	(140)
Long term deferred tax liability	(7,751)	(626)	(8,377)
Other non-current liabilities	(42)	(1,725)	(1,767)

Net assets acquired and liabilities assumed	$85,938	$—	$85,938
The long term deferred tax liability amounted to $8.4 million. The liability is comprised of $7.5 million of deferred tax liability related to the difference between the book and tax basis of identifiable assets and $0.9 million of liabilities arising from the difference between the book and tax basis of tangible asset and liability accounts.
The goodwill and $21.1 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $12.8 million allocated to customer relationships and $0.5 million allocated to backlog, which are to be amortized over periods of 6 years and 3 months, respectively. Goodwill and other intangibles of Sveba Dahlen are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) October 17, 2017	Preliminary Measurement Period Adjustments	(as adjusted) October 17, 2017
Cash	$3,420	$—	$3,420
Current assets	17,197	—	17,197
Property, plant and equipment	1,120	—	1,120
Goodwill	67,176	(8,083)	59,093
Other intangibles	43,444	14,086	57,530
Current liabilities	(5,994)	(398)	(6,392)
Long term deferred tax liability	(16,456)	(4,971)	(21,427)
Other non-current liabilities	(1,907)	(193)	(2,100)

Net assets acquired and liabilities assumed	$108,000	$441	$108,441
The long term deferred tax liability amounted to $21.4 million. The net liability is comprised of $21.6 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets and $0.2 million of deferred tax asset related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $28.8 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $28.7 million allocated to customer relationships, which is to be amortized over a period of 9 years. Goodwill and other intangibles of Globe are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
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

Scanico
On December 7, 2017, the company completed its acquisition of all of the capital stock of Scanico, a leading manufacturer of industrial cooling and freezing equipment for the food processing industry located in Aalborg, Denmark, for a purchase price of $34.5 million, net of cash acquired. During the first quarter of 2018, the company finalized the working capital provision provided by the purchase agreement resulting in an additional payment to the seller of $0.3 million. An additional payment is also due upon the achievement of certain financial targets.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) December 7, 2017	Preliminary Measurement Period Adjustments	(as adjusted) December 7, 2017
Cash	$6,766	$—	$6,766
Current assets	3,428	(111)	3,317
Property, plant and equipment	447	(27)	420
Goodwill	30,072	470	30,542
Other intangibles	11,491	—	11,491
Current liabilities	(7,987)	(28)	(8,015)
Long term deferred tax liability	(3,305)	30	(3,275)

Consideration paid at closing	$40,912	$334	$41,246

Contingent consideration	751	—	751

Net assets acquired and liabilities assumed	$41,663	$334	$41,997
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

Hinds-Bock
On February 16, 2018, the company completed its acquisition of all of the capital stock of Hinds-Bock Corporation ("Hinds-Bock"), a leading manufacturer of solutions for filling and depositing bakery and food product located in Bothell, Washington, for a purchase price of $25.8 million, net of cash acquired. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the third quarter of 2018.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) February 16, 2018	Preliminary Measurement Period Adjustments	(as adjusted) February 16, 2018
Cash	$5	$—	$5
Current assets	5,301	—	5,301
Property, plant and equipment	3,557	—	3,557
Goodwill	12,686	—	12,686
Other intangibles	8,081	—	8,081
Current liabilities	(3,800)	—	(3,800)

Net assets acquired and liabilities assumed	$25,830	$—	$25,830
The goodwill and $3.8 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $3.4 million allocated to customer relationships, $0.4 million allocated to developed technology and $0.4 million allocated to backlog, which are to be amortized over periods of 5 years, 5 years and 3 months, respectively. Goodwill and other intangibles of Hinds-Bock are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
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

Ve.Ma.C
On April 3, 2018, the company completed its acquisition of all of the capital stock of Ve.Ma.C S.r.l. ("Ve.Ma.C"), a leading designer and manufacturer of handling, automation and robotics solutions for protein food processing lines located in Castelnuovo Rangone, Italy, for a purchase price of approximately $10.5 million, net of cash acquired. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the third quarter of 2018.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) April 3, 2018
Cash	$1,833
Current assets	10,722
Property, plant and equipment	389
Goodwill	7,278
Other intangibles	2,584
Other assets	12
Current portion of long-term debt	(1,901)
Current liabilities	(8,076)
Long term deferred tax liability	(340)
Other non-current liabilities	(212)

Net assets acquired and liabilities assumed	$12,289
The long term deferred tax liability amounted to $0.3 million. The net liability is comprised of $0.7 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets and $0.4 million of deferred tax asset related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $1.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $0.6 million allocated to customer relationships, $0.3 million allocated to developed technology and $0.7 million allocated to backlog, which are to be amortized over periods of 5 years, 5 years and 3 months, respectively. Goodwill and other intangibles of Ve.Ma.C are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
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

Firex
On April 27, 2018, the company completed its acquisition of all of the capital stock of Firex S.r.l. ("Firex"), a leading manufacturer of steam cooking equipment for the commercial foodservice industry located in Sedico, Italy, for a purchase price of approximately $53.9 million, net of cash acquired. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the third quarter of 2018.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) April 27, 2018
Cash	$10,652
Current assets	7,656
Property, plant and equipment	2,447
Goodwill	36,706
Other intangibles	19,806
Current portion of long-term debt	(1,210)
Current liabilities	(4,099)
Long term deferred tax liability	(4,995)
Long-term debt	(1,069)
Other non-current liabilities	(1,318)

Net assets acquired and liabilities assumed	$64,576
The long term deferred tax liability amounted to $5.0 million. The net liability is comprised of $5.4 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets and $0.4 million of deferred tax asset related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $9.5 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $9.7 million allocated to customer relationships, $0.2 million allocated to developed technology and $0.4 million allocated to backlog, which are to be amortized over periods of 7 years, 5 years and 3 months, respectively. Goodwill and other intangibles of Firex are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
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

Josper
On May 10, 2018, the company completed its acquisition of all of the issued share capital of Josper S.A. ("Josper"), a leading manufacturer of charcoal grill and oven cooking equipment for commercial foodservice and residential applications located in Pineda de Mar, Spain, for a purchase price of approximately $39.5 million, net of cash acquired. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the third quarter of 2018. An additional payment is also due upon the achievement of certain financial targets.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) May 10, 2018
Cash	$3,308
Current assets	6,579
Property, plant and equipment	4,739
Goodwill	27,140
Other intangibles	13,136
Other assets	2
Current portion of long-term debt	(217)
Current liabilities	(5,146)
Long-term debt	(1,608)
Long term deferred tax liability	(2,934)
Other non-current liabilities	(2,169)

Consideration paid at closing	$42,830

Contingent consideration	$3,454

Net assets acquired and liabilities assumed	$46,284
The long term deferred tax liability amounted to $2.9 million. The net liability is comprised of $2.8 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets and $0.1 million of deferred tax liability related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $6.3 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $6.4 million allocated to customer relationships, $0.2 million allocated to developed technology and $0.3 million allocated to backlog, which are to be amortized over periods of 5 years, 5 years and 3 months, respectively. Goodwill and other intangibles of Josper are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
The Josper purchase agreement includes an earnout provision providing for a contingent payment due to the sellers to the extent certain financial targets are exceeded. This earnout is payable in 2019, 2020 and 2021, if Josper exceeds certain earnings targets for the twelve months ended December 31, 2018, December 31, 2019 and December 31, 2020, respectively. The contractual obligation associated with this contingent earnout provision recognized on the acquisition date is $3.5 million.
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

Taylor
On June 22, 2018, the company completed its acquisition of all of the capital stock of the Taylor Company ("Taylor"), a world leader in beverage solutions, soft serve and ice cream dispensing equipment, frozen drink machines, and automated double-sided grills, located in Rockton, Illinois, for a purchase price of approximately $1.0 billion. Additionally, the company incurred approximately $3.0 million of transaction expenses, which are reflected in the selling, general and administrative expenses in the consolidated statements of comprehensive income. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the fourth quarter of 2018.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) June 22, 2018
Cash	$2,551
Current assets	71,162
Property, plant and equipment	21,187
Goodwill	491,339
Other intangibles	484,210
Current liabilities	(48,417)
Other non-current liabilities	(8,161)

Net assets acquired and liabilities assumed	$1,013,871
The goodwill and $230.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $237.5 million allocated to customer relationships, $15.0 million allocated to developed technology, and $1.7 million of existing developed oven technology, which are to be amortized over periods of 10 years, 7 years and 5 years, respectively. Goodwill and other intangibles of Taylor are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. A significant portion of the assets are expected to be deductible for tax purposes.
The company estimated the fair value of the assets and liabilities of Taylor on a preliminary basis at the time of acquisition based on third-party appraisals used to assist in determining the fair market value for acquired tangible and intangible assets.  Changes to these allocations will occur as additional information becomes available. The company is in the process of obtaining third-party valuations related to the fair value of tangible and intangible assets, in addition to determining and recording the tax effects of the transaction to include all assets/liabilities since those are recorded at fair value. Thus, the provisional measurements of fair value set forth above are subject to change. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. Acquired goodwill represents the premium paid over the fair value of assets acquired and liabilities assumed.

Pro Forma Financial Information

In accordance with ASC 805 “Business Combinations”, the following unaudited pro forma results of operations for the six months ended June 30, 2018 and July 1, 2017, assumes the 2017 acquisitions of Burford, CVP Systems, Sveba Dahlen, QualServ, L2F, Globe and Scanico and the 2018 acquisitions of Hinds-Bock, Ve.Ma.C, Josper, Firex and Taylor were completed on January 1, 2017 (first day of fiscal year 2017). The following pro forma results include adjustments to reflect additional interest expense to fund the acquisitions, amortization of intangibles associated with the acquisitions, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Six Months Ended
	June 30, 2018	July 1, 2017
Net sales	$1,415,669	$1,432,093
Net earnings	142,566	129,622

Net earnings per share:
Basic	$2.57	$2.27
Diluted	2.57	2.27

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

Accounting Pronouncements - To be adopted

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". The amendments under this pronouncement will change the way all leases with a duration of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or operating lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases are under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. The ASU requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial adoption. The company has developed a project plan for implementation and has made progress in surveying the company's business, assessing the company's portfolio of leases and compiling a central repository of all leases. The company has also selected a lease accounting software solution to support the new reporting requirements. The company expects to recognize significant right-of-use assets upon adoption and lease liabilities on its Condensed Consolidated Balance Sheet. The company is evaluating the overall impact this standard will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and the company's Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Comprehensive Income or Condensed Consolidated Statements of Cash Flows.

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

In June 2018, the FASB issued ASU 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting". The amendments in ASU-08 simplify several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2018 with early adoption permitted. The company does not expect the adoption of this ASU to have a material impact on its Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Comprehensive Income or Condensed Consolidated Statements of Cash Flows.

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
The cumulative effect of the changes made to our December 30, 2017 Condensed Consolidated Balance Sheet for the adoption of ASC 606 using the modified retrospective method to contracts that were not completed as of December 30, 2017 were as follows (in thousands):

	Balance at December 30, 2017 (as reported)	Adjustments due to ASC 606	Balance at December 30, 2017 (as adjusted)
Balance Sheet
Assets
Accounts receivable	$328,421	$(122)	$328,299
Inventories, net	424,639	14,993	439,632
Prepaid expenses and other	55,427	(4,018)	51,409
Long-term deferred tax assets	44,565	1,319	45,884

Liabilities & Stockholders' Equity
Accrued expenses	322,171	16,557	338,728
Retained earnings	1,697,618	$(4,405)	1,693,213

In accordance with the requirements of ASC 606, the adoption of ASC 606 had no impact on cash provided by operating activities within the company's Condensed Consolidated Statement of Cash Flows. The impact of adoption on our Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Balance Sheet are as follows (in thousands)

	Three Months Ended June 30, 2018
	As Reported	Balances without ASC 606	Effect of Change
Net sales	$668,128	$667,697	$431
Cost of sales	417,369	417,452	(83)
Provision for income taxes	26,576	26,482	94
Net earnings	$83,988	$83,567	$421

Basic earnings per share	$1.51	$1.50
Diluted earnings per share	$1.51	$1.50

	Six Months Ended June 30, 2018
	As Reported	Balances without ASC 606	Effect of Change
Net sales	$1,252,928	$1,238,355	$14,573
Cost of sales	790,536	780,138	10,398
Provision for income taxes	47,857	46,792	1,065
Net earnings	$149,408	$146,298	$3,110

Basic earnings per share	$2.69	$2.63
Diluted earnings per share	$2.69	$2.63

	Balance as of June 30, 2018
	As Reported	Balances without ASC 606	Effect of Change
Assets
Inventories, net	$493,667	$487,910	$5,757
Prepaid expenses and other	48,890	51,927	(3,037)

Liabilities
Accrued expenses	361,501	365,744	(4,243)
Long-term deferred tax liability	102,636	102,246	390

Equity
Retained earnings	$1,841,489	$1,840,356	$1,133

Disaggregation of Revenue

We disaggregate our net sales by reportable operating segment and geographical location as we believe it best depicts how the nature, timing and uncertainty of our net sales and cash flows are affected by economic factors. In general, the Commercial Foodservice Equipment and Residential Foodservice Equipment Groups recognize revenue at the point in time control transfers to their customers based on contractual shipping terms. Revenue from equipment sold under our long-term contracts within the Food Processing Equipment group is recognized over time as the equipment is manufactured and assembled.

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Three Months Ended June 30, 2018
United States and Canada	$289,523	$59,306	$103,420	$452,249
Asia	37,959	11,723	2,060	51,742
Europe and Middle East	75,352	16,803	53,819	145,974
Latin America	11,283	5,817	1,063	18,163
Total	$414,117	$93,649	$160,362	$668,128

Six Months Ended June 30, 2018
United States and Canada	$544,636	$126,241	$181,980	$852,857
Asia	66,991	17,435	3,579	88,005
Europe and Middle East	141,963	25,535	108,874	276,372
Latin America	20,431	13,010	2,253	35,694
Total	$774,021	$182,221	$296,686	$1,252,928

Three Months Ended July 1, 2017
United States and Canada	$239,159	$67,931	$92,355	$399,445
Asia	33,593	5,976	1,999	41,568
Europe and Middle East	50,802	9,371	56,813	116,986
Latin America	10,199	9,090	2,055	21,344
Total	$333,753	$92,368	$153,222	$579,343

Six Months Ended July 1, 2017
United States and Canada	$463,781	$127,676	$173,193	$764,650
Asia	65,843	10,399	4,537	80,779
Europe and Middle East	97,295	16,489	113,160	226,944
Latin America	19,083	15,080	3,104	37,267
Total	$646,002	$169,644	$293,994	$1,109,640

Contract Balances

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Jun 30, 2018	At Adoption
Contract assets	$7,846	$16,753
Contract liabilities	69,746	47,647

During the six months period ended June 30, 2018, the company reclassified $11.5 million to receivable which was included in the contract asset balance at the beginning of the period. During the six months period ended June 30, 2018, the company recognized revenue of $42.1 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $60.8 million during the six months period ended June 30, 2018. There were no contract asset impairments during six months period ended June 30, 2018.
6) Other Comprehensive Income
The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income".
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of December 30, 2017	$(69,721)	$(203,063)	$6,365	$(266,419)
Adoption of ASU 2018-02 (2)	—	487	(1,619)	(1,132)
Other comprehensive income before reclassification	(20,161)	4,393	10,971	(4,797)
Amounts reclassified from accumulated other comprehensive income	—	—	248	248
Net current-period other comprehensive income	$(20,161)	$4,880	$9,600	$(5,681)
Balance as of June 30, 2018	$(89,882)	$(198,183)	$15,965	$(272,100)
(1) As of June 30, 2018 pension and interest rate swap amounts are net of tax of $(42.0) million and $5.4 million, respectively. During the six months ended June 30, 2018, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $1.6 million and $1.1 million, respectively.
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

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017
Net earnings	$83,988	$77,569	$149,408	$148,271
Currency translation adjustment	(41,963)	18,621	(20,161)	29,456
Pension liability adjustment, net of tax	13,754	(6,647)	4,880	(9,174)
Unrealized gain on interest rate swaps, net of tax	3,045	(1,001)	9,600	(501)
Comprehensive income	$58,824	$88,542	$143,727	$168,052

7)	Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at June 30, 2018 and December 30, 2017 are as follows (in thousands):

	Jun 30, 2018	Dec 30, 2017
Raw materials and parts	$215,056	$180,559
Work-in-process	57,092	38,917
Finished goods	221,519	205,163
	$493,667	$424,639

8)	Goodwill
Changes in the carrying amount of goodwill for the six months ended June 30, 2018 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 30, 2017	$631,451	$198,278	$435,081	$1,264,810
Goodwill acquired during the year	558,013	19,964	—	577,977
Measurement period adjustments to goodwill acquired in prior year	(970)	(468)	—	(1,438)
Exchange effect	(8,797)	(2,630)	(5,167)	(16,594)
Balance as of June 30, 2018	$1,179,697	$215,144	$429,914	$1,824,755

9)	Intangibles

Intangible assets consist of the following (in thousands):

	June 30, 2018			December 30, 2017
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	8.2	$596,526	$(190,030)	5.2	$330,496	$(171,005)
Backlog	0.1	20,010	(19,739)	0.8	19,689	(18,081)
Developed technology	6.3	40,559	(19,250)	4.2	22,485	(18,248)
		$657,095	$(229,019)		$372,670	$(207,334)
Indefinite-lived assets:
Trademarks and tradenames		$864,695			$615,090

The aggregate intangible amortization expense was $9.8 million and $10.5 million for the second quarter periods ended June 30, 2018 and July 1, 2017, respectively. The aggregate intangible amortization expense was $21.3 million and $17.3 million for the six months ended June 30, 2018 and July 1, 2017, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Twelve Month Period Ending in	Amortization Expense

2019	$63,180
2020	58,686
2021	56,172
2022	53,462
2023	46,392
Thereafter	150,184
$428,076

10) Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Jun 30, 2018	Dec 30, 2017
Contract liabilities	$69,746	$31,069
Accrued payroll and related expenses	68,064	67,935
Accrued warranty	59,667	52,834
Accrued customer rebates	32,184	48,590
Accrued professional fees	18,004	18,250
Accrued sales and other tax	15,831	20,881
Accrued agent commission	12,221	11,035
Accrued product liability and workers compensation	11,859	11,976
Product recall	5,459	6,068
Restructuring	1,597	1,715
Other accrued expenses	66,869	51,818

	$361,501	$322,171

11)	Warranty Costs
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
A rollforward of the warranty reserve is as follows (in thousands):

Six Months Ended
Jun 30, 2018
Balance as of December 30, 2017	$52,834
Warranty reserve related to acquisitions	5,485
Warranty expense	31,167
Warranty claims	(29,819)
Balance as of June 30, 2018	$59,667

12)	Financing Arrangements

	Jun 30, 2018	Dec 30, 2017
	(in thousands)
Credit Facility	$2,058,287	$1,022,935
Other international credit facilities	8,163	5,768
Other debt arrangement	175	178
Total debt	$2,066,625	$1,028,881
Less: Current maturities of long-term debt	6,297	5,149
Long-term debt	$2,060,328	$1,023,732
On July 28, 2016, the company entered into an amended and restated five-year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"), with the potential under certain circumstances to increase the amount of the Credit Facility to $3.0 billion. As of June 30, 2018, the company had $2.1 billion of borrowings outstanding under the Credit Facility, including $2.0 billion of borrowings in U.S. Dollars, $87.6 million of borrowings denominated in Euro and $19.7 million of borrowings denominated in British Pounds. The company also had $9.7 million in outstanding letters of credit as of June 30, 2018, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $0.4 billion at June 30, 2018.
At June 30, 2018, borrowings under the Credit Facility accrued interest at a rate of 1.25% above LIBOR per annum or 0.25% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 3.35% for the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.20% per annum as of June 30, 2018.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At June 30, 2018, these foreign credit facilities amounted to $8.2 million in U.S. Dollars with a weighted average per annum interest rate of approximately 4.08%.
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

	Jun 30, 2018		Dec 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$2,066,625	$2,066,625	$1,028,881	$1,028,881
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At June 30, 2018, the company had outstanding floating-to-fixed interest rate swaps totaling $499.0 million notional amount carrying an average interest rate of 1.66% that mature in more than 12 months but less than 84 months.

The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBIDTA (each as defined in the Credit Facility) of 3.50 to 1.00, which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At June 30, 2018, the company was in compliance with all covenants pursuant to its borrowing agreements.

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
Foreign Exchange: The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The fair value of the forward and option contracts was a loss of $1.2 million at the end of the second quarter of 2018.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of June 30, 2018, the fair value of these instruments was an asset of $20.9 million. The change in fair value of these swap agreements in the first six months of 2018 was a gain of $9.4 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Jun 30, 2018	Dec 30, 2017
Fair value	Other assets	$20,875	$10,266

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Six Months Ended
	Presentation of Gain/(loss)	Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$4,338	$(1,955)	$10,958	$(1,643)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$248	$(284)	$236	$(806)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$(161)	$(8)	$(113)	$(15)
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
The Commercial Foodservice Equipment Group manufactures, sells, and distributes foodservice equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in Arkansas, California, Illinois, Michigan, New Hampshire, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Vermont, Washington, Australia, China, Denmark, Estonia, Italy, the Philippines, Poland, Sweden and the United Kingdom. Principal product lines of this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, food warming equipment, catering equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, griddles, professional mixers, stainless steel fabrication, custom millwork, professional refrigerators, blast chillers, coldrooms, ice machines, freezers and coffee and beverage dispensing equipment. These products are sold and marketed under the brand names: Anets, Bear Varimixer, Beech, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, CTX, Carter-Hoffmann, Celfrost, Concordia, CookTek, Desmon, Doyon, Eswood, Firex, Follett, Frifri, Giga, Globe, Goldstein, Holman, Houno, IMC, Induc, Jade, Joe Tap, Josper, L2F, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, QualServ, Southbend, Star, Sveba Dahlen, Taylor, Toastmaster, TurboChef, Wells and Wunder-Bar.
The Food Processing Equipment Group manufactures preparation, cooking, packaging food handling and food safety equipment for the food processing industry. This business segment has manufacturing operations in Georgia, Illinois, Iowa, North Carolina, Oklahoma, Texas, Virginia, Washington, Wisconsin, Denmark, France, Germany, India and the United Kingdom. Principal product lines of this group include batch ovens, baking ovens, proofing ovens, conveyor belt ovens, continuous processing ovens, frying systems and automated thermal processing systems, grinders, slicers, reduction and emulsion systems, mixers, blenders, battering equipment, breading equipment, seeding equipment, water cutting systems, food presses, food suspension equipment, filling and depositing solutions, forming equipment, automated loading and unloading systems, food safety, food handling, freezing, defrosting and packaging equipment. These products are sold and marketed under the brand names: Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Cozzini, CVP Systems, Danfotech, Drake, Emico, Glimek, Hinds-Bock, Maurer-Atmos, MP Equipment, RapidPak, Scanico, Spooner Vicars, Stewart Systems and Thurne, Ve.Ma.C.
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
Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jun 30, 2018		Jul 1, 2017		Jun 30, 2018		Jul 1, 2017
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$414,117	62.0%	$333,753	57.6%	$774,021	61.8%	$646,002	58.2%
Food Processing	93,649	14.0	92,368	15.9	182,221	14.5	169,644	15.3
Residential Kitchen	160,362	24.0	153,222	26.5	296,686	23.7	293,994	26.5
Total	$668,128	100.0%	$579,343	100.0%	$1,252,928	100.0%	$1,109,640	100.0%

The following table summarizes the results of operations for the company's business segments(1) (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
Three Months Ended June 30, 2018
Net sales	$414,117	$93,649	$160,362	$—	$668,128
Income (loss) from operations (3,4)	100,008	14,648	16,520	(19,866)	111,310
Depreciation and amortization expense	7,349	3,129	7,652	468	18,598
Net capital expenditures	2,929	460	2,744	1,418	7,551

Six Months Ended June 30, 2018
Net sales	$774,021	$182,221	$296,686	$—	$1,252,928
Income (loss) from operations (3,4)	182,554	25,326	23,109	(32,687)	198,302
Depreciation and amortization expense	15,349	7,176	15,161	936	38,622
Net capital expenditures	8,706	6,956	7,642	904	24,208

Total assets	$2,889,677	$497,439	$1,133,356	$81,731	$4,602,203

Three Months Ended July 1, 2017
Net sales	$333,753	$92,368	$153,222	$—	$579,343
Income (loss) from operations (3,4,5)	95,007	24,199	13,394	(19,076)	113,524
Depreciation and amortization expense	8,496	1,657	7,627	478	18,258
Net capital expenditures	20,764	1,308	1,661	(301)	23,432

Six Months Ended July 1, 2017
Net sales	$646,002	$169,644	$293,994	$—	$1,109,640
Income (loss) from operations (3,4,5)	175,548	42,188	23,968	(35,439)	206,265
Depreciation and amortization expense	13,478	3,044	14,834	959	32,315
Net capital expenditures	26,749	1,946	2,943	70	31,708

Total assets	$1,495,316	$393,674	$1,205,676	$45,869	$3,140,535

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
(5)Gain on sale of plant allocated to Commercial Foodservice.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Jun 30, 2018	Jul 1, 2017
United States and Canada	$262,382	$202,789
Asia	12,575	15,370
Europe and Middle East	128,584	127,053
Latin America	679	1,034
Total international	$141,838	$143,457
	$404,220	$346,246

15)	Employee Retirement Plans

(a)	Pension Plans

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

The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net Periodic Pension Benefit:
Service cost	$957	$996	$1,934	$1,960
Interest cost	8,113	8,017	16,391	15,781
Expected return on assets	(18,895)	(17,323)	(38,173)	(34,097)
Amortization of net (gain) loss	1,012	743	2,044	1,463
Curtailment loss (gain)	677	—	964	—
Pension settlement gain	(23)	(49)	(47)	(97)
	$(8,159)	$(7,616)	$(16,887)	$(14,990)

The pension costs for all other plans of the company were not material during the period.

On December 31, 2017, the company adopted ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". The service cost component is recognized within Selling, general and administrative expenses and the non-operating components of pension benefit are included within Net periodic pension benefit (other than service cost) in the Condensed Consolidated Statements of Comprehensive Income. The adoption of this standard resulted in a reclassification for the three months period ended July 1, 2017 and six months period ended July 1, 2017, in which previously reported selling, general and administrative expenses was increased by $8.6 million and $17.0 million, respectively. Net income did not change as a result of the adoption of this standard.

(b)	Defined Contribution Plans

The company maintains two separate defined contribution savings plans covering all employees in the United States. These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States. The company also maintains defined contribution plans for its United Kingdom based employees.

16)	Restructuring

Commercial Foodservice Equipment Group:

During the fiscal years 2018 and 2017, the company undertook cost reduction initiatives related to the Commercial Foodservice Equipment Group. These actions, which are not material to the company's operations, resulted in a charge of $1.0 million and $2.0 million in the three and six months ended June 30, 2018 primarily for severance related to headcount reductions and consolidation of manufacturing operations. These expenses are reflected in restructuring expenses in the Condensed Consolidated Statements of Comprehensive Income. The company estimates that these restructuring initiatives will result in future cost savings of approximately $10.0 million annually. The realization of the savings began in 2017 and will continue into fiscal year 2018 and the restructuring costs in the future are not expected to be significant related to these actions.

Food Processing Equipment Group:

During the fiscal years 2018 and 2017, the company undertook cost reduction initiatives related to the entire Food Processing Equipment Group. These actions, which are not material to the company's operations, resulted in a charge of $0.4 million in the three and six months ended June 30, 2018 primarily for severance related to headcount reductions and is reflected in restructuring expenses in the consolidated statements of comprehensive income. The company estimates that these restructuring initiatives will result in future cost savings of approximately $4.0 million annually. The realization of the savings began in 2018 and will continue through the year and the restructuring costs in the future are not expected to be significant related to these actions.

Residential Kitchen Equipment Group:

During fiscal years 2018, 2017, 2016 and 2015, the company undertook acquisition integration initiatives related to the AGA Group within the Residential Kitchen Equipment Group. These initiatives included organizational restructuring, headcount reductions and consolidation and disposition of certain facilities and business operations, including the impairment of equipment. The company recorded additional expense of $3.0 million and $3.7 million in the three and six months ended June 30, 2018, related to the AGA Group. The expense primarily related to additional headcount reductions in conjunction with disposition of certain facilities and business operations. This expense is reflected in restructuring expenses in the Condensed Consolidated Statements of Comprehensive Income. The cumulative expenses incurred to date for these initiatives is approximately $44.3 million. The company estimated that the main restructuring initiatives in 2017 would result in future cost savings of approximately $20.0 million annually. The realization of the savings began in 2017 and will continue into fiscal year 2018, primarily related to the compensation and facility costs. The company anticipates that all severance obligations for the Residential Kitchen Equipment Group will be paid by the end of fiscal year 2018. The lease obligations extend through December 2019.

The costs and corresponding reserve balances for the Residential Kitchen Equipment Group are summarized as follows (in thousands):

	Severance/Benefits	Facilities/Operations	Other	Total
Balance as of December 30, 2017	$3,698	$1,467	$157	$5,322
Expenses (income)	3,721	(47)	35	3,709
Exchange	(30)	(11)	27	(14)
Payments/Utilization	(4,256)	(337)	(32)	(4,625)
Balance as of June 30, 2018	$3,133	$1,072	$187	$4,392

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jun 30, 2018		Jul 1, 2017		Jun 30, 2018		Jul 1, 2017
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$414,117	62.0%	$333,753	57.6%	$774,021	61.8%	$646,002	58.2%
Food Processing	93,649	14.0	92,368	15.9	182,221	14.5	169,644	15.3
Residential Kitchen	160,362	24.0	153,222	26.5	296,686	23.7	293,994	26.5
Total	$668,128	100.0%	$579,343	100.0%	$1,252,928	100.0%	$1,109,640	100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended		Six Months Ended
	Jun 30, 2018	Jul 1, 2017	Jun 30, 2018	Jul 1, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.5	59.5	63.1	60.0
Gross profit	37.5	40.5	36.9	40.0
Selling, general and administrative expenses	20.2	21.0	20.6	21.3
Restructuring	0.7	2.0	0.5	1.2
Gain on sale of plant	—	(2.1)	—	(1.1)
Income from operations	16.6	19.6	15.8	18.6
Interest expense and deferred financing amortization, net	1.6	1.0	1.5	1.0
Net periodic pension benefit (other than service costs)	(1.4)	(1.5)	(1.5)	(1.5)
Other expense, net	(0.1)	0.1	0.1	0.2
Earnings before income taxes	16.5	20.0	15.7	18.9
Provision for income taxes	4.0	6.7	3.8	5.5
Net earnings	12.5%	13.3%	11.9%	13.4%

Three Months Ended June 30, 2018 as compared to Three Months Ended July 1, 2017

NET SALES. Net sales for the three months period ended June 30, 2018 increased by $88.8 million or 15.3% to $668.1 million as compared to $579.3 million in the three months period ended July 1, 2017. Net sales increased by $84.1 million, or 14.5%, from acquisition growth, attributable to the 2017 acquisitions of Burford, CVP Systems, Sveba Dahlen, QualServ, L2F, Globe and Scanico and the fiscal 2018 acquisitions of Hinds-Bock, Ve.Ma.C, Firex, Josper and Taylor. Excluding acquisitions, net sales increased $4.7 million, or 0.8%, from the prior year. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended June 30, 2018 increased net sales by approximately $6.7 million or 1.2%. The adoption of ASC 606 increased net sales by approximately $0.4 million. Excluding the impact of foreign exchange, acquisitions and the adoption of ASC 606, sales decreased 0.4% for the year, including a net sales increase of 4.3% at the Commercial Foodservice Equipment Group, a net sales decrease of 21.9% at the Food Processing Equipment Group and a net sales increase of 2.1% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $80.3 million, or 24.1%, to $414.1 million in the three months period ended June 30, 2018, as compared to $333.8 million in the prior year period. Net sales from the acquisitions of Sveba Dahlen, QualServ, L2F, Globe, Firex, Josper, and Taylor which were acquired on June 30, 2017, August 31, 2017, October 6, 2017, October 17, 2017, April 27, 2018, May 10, 2018, and June 22, 2018, respectively, accounted for an increase of $63.7 million during the three months period ended June 30, 2018. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $16.6 million, or 5.0%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $14.5 million or 4.3% at the Commercial Foodservice Equipment Group. Sales increased primarily related to several rollouts with our major chain and retail customers. Domestically, the company realized a sales increase of $50.3 million, or 21.0%, to $289.5 million, as compared to $239.2 million in the prior year period. This includes an increase of $36.7 million from recent acquisitions. Excluding the acquisitions, the net increase in domestic sales was $13.6 million, or 5.7%. International sales increased $30.0 million, or 31.7%, to $124.6 million, as compared to $94.6 million in the prior year period. This includes an increase of $27.0 million from the recent acquisitions and increase of $2.1 million related to the favorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $0.9 million, or 1.0%.

•
Net sales of the Food Processing Equipment Group increased by $1.2 million, or 1.3%, to $93.6 million in the three months period ended June 30, 2018, as compared to $92.4 million in the prior year period.  Net sales from the acquisitions of Burford, CVP Systems, Scanico, Hinds-Bock and Ve.Ma.C, which were acquired on May 1, 2017, June 30, 2017, December 7, 2017, February 16, 2018 and April 3, 2018, respectively, accounted for an increase of $20.4 million during the three months period ended June 30, 2018.  Excluding the impact of acquisitions, net sales of the Food Processing Equipment Group decreased $19.2 million, or 20.8%. Excluding the impact of foreign exchange, acquisitions and the adoption of ASC 606, net sales decreased 21.9% at the Food Processing Equipment Group. Domestically, the company realized a sales decrease of $8.6 million, or 12.7%, to $59.3 million, as compared to $67.9 million in the prior year period. This includes an increase of $10.0 million from recent acquisitions. International sales increased $9.8 million, or 40.0%, to $34.3 million, as compared to $24.5 million in the prior year period. This includes $10.4 million from recent acquisitions and increase of $0.6 million related to the favorable impact of exchange rates. Revenue for the Food Processing Equipment Group has been affected by the timing and deferral of certain large orders which create quarterly volatility for the group

•
Net sales of the Residential Kitchen Equipment Group increased by $7.2 million or 4.7%, to $160.4 million in the three months period ended June 30, 2018, as compared to $153.2 million in the prior year period. Excluding the impact of foreign exchange, net sales increased 2.1% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $11.1 million, or 12.0%, to $103.4 million, as compared to $92.3 million in the prior year period. Sales at Viking increased by approximately 24% during the quarter. This increase continues to be offset by the temporary impact of consolidating our premium brands through company owned distribution and canceling certain third party distributors. International sales decreased $3.9 million or 6.4% to $57.0 million, as compared to $60.9 million in the prior year quarter. This includes a favorable impact of exchange rates of $4.0 million. The sales decrease reflects slower conditions in the UK market impacting the AGA and Rangemaster brands. Additionally, revenues at non-core businesses, acquired in connection with AGA, have been lower in connection with restructuring initiatives to improve profitability.

GROSS PROFIT. Gross profit increased to $250.8 million in the three months period ended June 30, 2018 from $234.6 million in the prior year period, primarily reflecting the impact of increased sales from acquisitions and favorable impact of foreign exchanges rates of $2.3 million. The gross margin rate was 40.5% in the three months period ended July 1, 2017 as compared to 37.5% in the current year period.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $24.4 million, or 17.8%, to $161.8 million in the three months period ended June 30, 2018, as compared to $137.4 million in the prior year period. Gross profit from the acquisitions of Sveba Dahlen, QualServ, L2F, Globe, Firex, Josper, and Taylor accounted for approximately $15.2 million of the increase in gross profit during the period. Excluding the recent acquisitions, gross profit increased by approximately $9.2 million on higher sales volumes. The impact of foreign exchange rates increased gross profit by approximately $0.8 million. The gross margin rate decreased to 39.1%, as compared to 41.2% in the prior year period, due to lower margins at recent acquisitions.

•
Gross profit at the Food Processing Equipment Group decreased by $5.2 million, or 13.5%, to $33.2 million in the three months period ended June 30, 2018, as compared to $38.4 million in the prior year period. Gross profit from the acquisitions of Burford, CVP Systems, Scanico, Hinds-Bock and Ve.Ma.C increased gross profit by $6.7 million. The adoption of ASC 606 increased gross profit by approximately $0.5 million. Excluding the recent acquisitions and adoption of ASC 606, gross profit decreased by approximately $12.4 million on lower sales volumes. The impact of foreign exchange rates increased gross profit by approximately $0.4 million. The gross profit margin rate decreased to 35.5%, as compared to 41.6% in the prior year period, reflecting the impact of lower sales volumes and unfavorable product mix resulting from lesser sales of protein equipment which generally have higher margins.

•
Gross profit at the Residential Kitchen Equipment Group decreased by $3.2 million, or 5.3%, to $57.7 million in the three months period ended June 30, 2018, as compared to $60.9 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $1.1 million. The gross margin rate decreased to 36.0%, as compared to 39.8% in the prior year period, due primarily to the impact of the domestic distribution changes and sales incentives related to the Viking brand.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $121.6 million in the three months period ended July 1, 2017 to $135.0 million in the three months period ended June 30, 2018.  As a percentage of net sales, selling, general, and administrative expenses were 21.0% in the three months period ended July 1, 2017, as compared to 20.2% in the three months period ended June 30, 2018.

Selling, general and administrative expenses reflect increased costs of $16.7 million associated with the fiscal 2017 acquisitions of Burford, CVP Systems, Sveba Dahlen, QualServ, L2F, Globe and Scanico and the fiscal 2018 acquisitions of Hinds-Bock, Ve.Ma.C, Firex, Josper, and Taylor, including $2.6 million of intangible amortization expense. The unfavorable impact of foreign exchange rates increased selling, general and administrative expenses by approximately $1.5 million. Excluding acquisitions and foreign exchange rates, as a percentage of net sales, selling, general, and administrative expenses were 17.5%. Professional fees increased primarily related to Taylor transaction costs and legal costs of approximately $4.5 million. Additionally, selling, general and administrative expenses decreased $5.6 million related to lower compensation costs, $1.3 million related to lower non-cash share based compensation, and $3.3 million related to lower intangible amortization expense.

RESTRUCTURING EXPENSES. Restructuring expenses decreased $7.1 million from $11.5 million in the three months period ended July 1, 2017 to $4.4 million in the three months period ended June 30, 2018. In the three months period ended July 1, 2017, restructuring expenses included cost reduction initiatives related to the AGA Group. In the three months period ended June 30, 2018, restructuring charges included cost reduction initiatives primarily related to headcount reductions at the Commercial Foodservice Equipment Group and additional cost reduction initiatives related to the AGA Group.

GAIN ON SALE OF PLANT. In the three months period ended July 1, 2017, the gain on sale of plant was $12.0 million related to the sale of a manufacturing facility within the Commercial Foodservice Equipment Group, proceeds of which were used to purchase a larger manufacturing facility to gain efficiencies in workflow and allow for future manufacturing consolidation efforts.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $10.4 million in the three months period ended June 30, 2018, as compared to $5.7 million in the prior year period, reflecting increased interest due to higher debt balances related to the funding of acquisitions.

INCOME TAXES. A tax provision of $26.6 million, at an effective rate of 24.0%, was recorded during the three months period ended June 30, 2018, as compared to $38.6 million at an effective rate of 33.2%, in the prior year period. In comparison to the prior year period, the tax provision reflects a lower federal tax rate of 21.0%, as opposed to 35.0% in 2017, partially offset by additional taxes due under the Tax Cuts and Jobs Act of 2017. The 2017 tax provision was lower than the statutory rate of 35.0% primarily due to the U.S. domestic manufacturers deduction and favorable foreign tax rate differentials. In the fourth quarter of 2017, the company recorded a provisional transition tax charge and a change in deferred tax accounts associated with the Tax Cuts and Jobs Act of 2017. These provisional amounts will be finalized in 2018.

Six Months Ended June 30, 2018 as compared to Six Months Ended July 1, 2017

NET SALES. Net sales for the six months period ended June 30, 2018 increased by $143.3 million, or 12.9%, to $1,252.9 million as compared to $1,109.6 million in the six months period ended July 1, 2017. Net sales increased by $148.1 million, or 13.3%, from acquisition growth, attributable to the 2017 acquisitions of Burford, CVP Systems, Sveba Dahlen, QualServ, L2F, Globe and Scanico and the fiscal 2018 acquisitions of Hinds-Bock, Ve.Ma.C, Firex, Josper, and Taylor. Excluding the acquisitions, net sales decreased $4.8 million, or 0.4%, from the prior year. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the six months period ended June 30, 2018 increased net sales by approximately $21.0 million, or 1.9%. The adoption of ASC 606 increased net sales by approximately $14.6 million primarily related to previously recognized revenue on long-term equipment sales contracts at the Food Processing Equipment Group. Excluding the impact of foreign exchange, acquisitions and the adoption of ASC 606, sales decreased 3.6% for the year, including a net sales increase of 1.6% at the Commercial Foodservice Equipment Group, a net sales decrease of 25.1% at the Food Processing Equipment Group and a net sales decrease of 2.9% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $128.0 million, or 19.8%, to $774.0 million in the six months period ended June 30, 2018, as compared to $646.0 million in the prior year period. Net sales from the acquisitions of Sveba Dahlen, QualServ, L2F, Globe, Firex, Josper, and Taylor which were acquired on June 30, 2017, August 31, 2017, October 6, 2017, October 17, 2017, April 27, 2018, May 10, 2018, and June 22, 2018, respectively, accounted for an increase of $109.7 million during the six months period ended June 30, 2018. Excluding the impact of these acquisitions, net sales of the Commercial Foodservice Equipment Group increased $18.3 million, or 2.8%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $10.6 million, or 1.6% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $87.9 million, or 19.2%, to $544.6 million, as compared to $456.7 million in the prior year period. This includes an increase of $66.0 million from the recent acquisitions. Excluding the acquisitions, the net increase in domestic sales was $21.9 million, or 4.8%. Domestic sales growth reflects the increase in sales with major chain restaurants and retail customers. International sales increased $40.1 million, or 21.2%, to $229.4 million, as compared to $189.3 million in the prior year period. This includes an increase of $43.7 million from the recent acquisitions and increase of $7.7 million related to the favorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales decrease in international sales was $11.3 million, or 6.0%. The decline in international revenues reflects lower sales in Australia and China due to generally slower market conditions and timing of orders from major restaurant chain customers.

•
Net sales of the Food Processing Equipment Group increased by $12.6 million, or 7.4%, to $182.2 million in the six months period ended June 30, 2018, as compared to $169.6 million in the prior year period. Net sales from the acquisitions of Burford, CVP Systems, Scanico, Hinds-Bock and Ve.Ma.C, which were acquired on May 1, 2017, June 30, 2017, December 7, 2017, February 16, 2018 and April 3, 2018, respectively, accounted for an increase of $38.4 million during the six months period ended June 30, 2018.  Excluding the impact of these acquisitions, net sales of the Food Processing Equipment Group decreased $25.8 million, or 15.2%. Excluding the impact of foreign exchange, acquisitions and the adoption of ASC 606, net sales decreased $42.5 million, or 25.1% at the Food Processing Equipment Group. Domestically, the company realized a sales decrease of $2.9 million, or 2.2%, to $126.2 million, as compared to $129.1 million in the prior year period. This includes an increase of $19.6 million from the recent acquisitions and approximately $14.6 million related to the adoption of ASC 606. International sales increased $15.5 million, or 38.3%, to $56.0 million, as compared to $40.5 million in the prior year period. This includes an increase of $18.8 million from the recent acquisitions and an increase of $2.1 million related to the favorable impact of exchange rates. Revenues for the Food Processing Equipment Group have been affected by the timing and deferral of certain large orders which create quarterly volatility for the group.

•
Net sales of the Residential Kitchen Equipment Group increased by $2.7 million, or 0.9%, to $296.7 million in the six months period ended June 30, 2018, as compared to $294.0 million in the prior year period. Excluding the impact of foreign exchange, net sales decreased 2.9% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $8.3 million, or 4.8%, to $182.0 million, as compared to $173.7 million in the prior year period. Sales at Viking increased by approximately 14% during the year. This increase was offset by the temporary impact of consolidating our premium brands through company owned distribution and canceling certain third party distributors. International sales decreased $5.6 million, or 4.7%, to $114.7 million, as compared to $120.3 million in the prior year quarter. This includes a favorable impact of exchange rates of $11.2 million. The sales decrease reflects slower conditions in the UK market impacting the AGA and Rangemaster brands. Additionally, revenues at non-core businesses, acquired in connection with AGA, have been lower in connection with restructuring initiatives to improve profitability.

GROSS PROFIT. Gross profit increased to $462.4 million in the six months period ended June 30, 2018 from $444.1 million in the prior year period, reflecting the impact of increased sales from the acquisitions, adoption of ASC 606 and favorable impact of foreign exchange rates of $7.2 million. The gross margin rate decreased from 40.0% in the six months period ended July 1, 2017 as compared to 36.9% in the current year period.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $35.1 million, or 13.2%, to $300.2 million in the six months period ended June 30, 2018, as compared to $265.1 million in the prior year period. Gross profit from the acquisitions of Sveba Dahlen, QualServ, L2F, Globe, Firex, Josper, and Taylor accounted for approximately $25.5 million of the increase in gross profit during the period. Excluding the recent acquisitions, gross profit increased by approximately $9.6 million. The impact of foreign exchange rates increased gross profit by approximately $2.5 million. The gross margin rate decreased to 38.8%, as compared to 41.0% in the prior year period, due to lower margins at recent acquisitions.

•
Gross profit at the Food Processing Equipment Group decreased by $7.6 million, or 11.0%, to $61.3 million in the six months period ended June 30, 2018, as compared to $68.9 million in the prior year period. Gross profit from the acquisitions of Burford, CVP Systems, Scanico, Hinds-Bock and Ve.Ma.C increased gross profit by approximately $14.1 million during the period. The adoption of ASC 606 increased gross profit by approximately $4.2 million. Excluding the recent acquisitions and adoption of ASC 606, gross profit decreased by approximately $25.9 million on lower sales volumes. The impact of foreign exchange rates increased gross profit by approximately $1.1 million. The gross profit margin rate decreased to 33.6%, as compared to 40.6% in the prior year period reflecting the impact of lower volumes and unfavorable product mix resulting from lesser sales of protein equipment which generally have higher margins.

•
Gross profit at the Residential Kitchen Equipment Group decreased by $9.5 million, or 8.4%, to $103.4 million in the six months period ended June 30, 2018, as compared to $112.9 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $3.6 million. The gross margin rate decreased to 34.9%, as compared to 38.4% in the prior year period, due primarily to the impact of the domestic distribution changes and sales incentives related to the Viking brand.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $236.6 million in the six months period ended July 1, 2017 to $258.0 million in the six months period ended June 30, 2018.  As a percentage of net sales, selling, general and administrative expenses were 21.3% in the six months period ended July 1, 2017, as compared to 20.6% in the six months period ended June 30, 2018.
Selling, general and administrative expenses reflect increased costs of $31.5 million associated with the 2017 acquisitions of Burford, CVP Systems, Sveba Dahlen, QualServ, L2F, Globe and Scanico and the fiscal 2018 acquisitions of Hinds-Bock, Ve.Ma.C, Firex, Josper, and Taylor, including $6.8 million of intangible amortization expense. The unfavorable impact of foreign exchange rates increased selling, general and administrative expenses by approximately $4.9 million. Excluding acquisitions and foreign exchange rates, as a percentage of net sales, selling, general, and administrative expenses were 17.7%. Professional fees increased approximately $4.9 million primarily related to Taylor transaction costs and legal costs. Additionally, selling general and administrative expenses decreased $8.7 million related to lower compensation costs, $4.7 million related to lower non-cash share based compensation, and $2.9 million related to lower intangible amortization expense.
RESTRUCTURING EXPENSES. Restructuring expenses decreased $7.1 million from $13.2 million in the six months period ended July 1, 2017 to $6.1 million in the six months period ended June 30, 2018. In the six months period ended July 1, 2017, restructuring expenses related cost reduction initiatives related to the AGA Group. Additionally, restructuring charges included cost reduction initiatives primarily related to headcount reductions at the Commercial Foodservice Equipment Group, Food Processing Equipment Group and Residential Kitchen Equipment Group. In the six months period ended June 30, 2018, restructuring charges included cost reduction initiatives primarily related to headcount reductions at the Commercial Foodservice Equipment Group and additional cost reduction initiatives related to the AGA Group.

GAIN ON SALE OF PLANT. In the six months period ended July 1, 2017 the gain on sale of plant was $12.0 million related to the sale of a manufacturing facility within the Commercial Foodservice Equipment Group, proceeds of which were used to purchase a larger manufacturing facility to gain efficiencies in workflow and allow for future manufacturing consolidation efforts.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $19.2 million in the six months period ended June 30, 2018, as compared to $11.5 million in the prior year period reflecting higher debt balances related to the funding of acquisitions. Other expense was $0.6 million in the six months period ended June 30, 2018, as compared to other expense of $2.2 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $47.9 million, at an effective rate of 24.3%, was recorded during the six months period ended June 30, 2018, as compared to $61.3 million at an effective rate of 29.2%, in the prior year period. In comparison to the prior year period, the tax provision reflects a lower federal tax rate of 21.0%, as opposed to 35.0% in 2017, partially offset by additional taxes due under the Tax Cuts and Jobs Act of 2017. The 2017 tax provision was lower than the statutory rate of 35.0% primarily due to a discrete tax benefit recognized as a result of the adoption of ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting". In the fourth quarter of 2017, the company recorded a provisional transition tax charge and a change in deferred tax accounts associated with the Tax Cuts and Jobs Act of 2017. These provisional amounts will be finalized in 2018.

Financial Condition and Liquidity
During the six months ended June 30, 2018, cash and cash equivalents increased by $2.6 million to $92.3 million at June 30, 2018 from $89.7 million at December 30, 2017. Net borrowings increased from $1.0 billion at December 30, 2017 to $2.1 billion at June 30, 2018.
OPERATING ACTIVITIES. Net cash provided by operating activities was $146.6 million for the six months ended June 30, 2018, compared to $86.0 million for the six months ended July 1, 2017.
During the six months ended June 30, 2018, changes in assets and liabilities reduced operating cash flows by $48.7 million. The changes included an increase in accounts receivable of $28.2 million due to increased sales volumes at the Commercial Foodservice Equipment Group and Viking in addition to the increase in receivables at the Food Processing Equipment Group due to timing of large orders in the six months ended June 30, 2018. Changes also included a $30.7 million decrease in accrued expenses and other non-current liabilities primarily related to the payment of 2017 annual rebate programs at the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group and payment of 2017 incentive obligations.
INVESTING ACTIVITIES. During the six months ended June 30, 2018, net cash used for investing activities amounted to $1.2 billion. This included $1.1 billion for the 2018 acquisitions of Hinds-Bock, JoeTap, Ve.Ma.C, Firex, Josper and Taylor, $5.4 million related to the purchase of tradename and $24.2 million of additions and upgrades of production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows provided by financing activities were $1.0 billion during the six months ended June 30, 2018. The company’s borrowing activities included $1.0 billion of net proceeds under its $2.5 billion Credit Facility and $3.0 million of net repayments under its foreign banking facilities.
At June 30, 2018, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its Credit Facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, acquisitions, product development and integration expenditures for the foreseeable future.
Recently Issued Accounting Standards

See Part 1, Notes to Condensed Consolidated Financial Statements, Note 4 - Recent Issued Accounting Standards.
Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations are based upon the company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and any such differences could be material to our consolidated financial statements. There have been no changes in our critical accounting policies, which include revenue recognition, inventories, goodwill and other intangibles, pensions benefits, and income taxes, as discussed in our Annual Report on Form 10-K for the year ended December 30, 2017 (our “2017 Annual Report on Form 10-K”) other than those described below.
During the six months period ended June 30, 2018, the company adopted ASC 606, "Revenue from Contracts with Customers". See Part 1, Notes to Condensed Consolidated Financial Statements, Note 5 - Revenue Recognition for additional information on the required disclosures related to the impact of adopting this guidance.

Goodwill and Indefinite-Life Intangibles
The company’s business acquisitions result in the recognition of goodwill and other intangible assets, which are a significant portion of the company’s total assets. The company recognizes goodwill and other intangible assets under the guidance of ASC Topic 350-10, “Intangibles - Goodwill and Other.”  Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Identifiable intangible assets are recognized separately from goodwill and include trademarks and trade names, technology, customer relationships and other specifically identifiable assets. Trademarks and trade names are deemed to be indefinite-lived. Goodwill and indefinite-lived intangible assets are not amortized, but are subject to impairment testing.

Goodwill Valuations
On an annual basis on the first day of the fourth quarter, or more frequently if triggering events occur, the company compares the estimated fair value to the carrying value to determine if a potential goodwill impairment exists. The reporting units at which we test goodwill for impairment are our operating segments. These consist of the Commercial Foodservice Equipment Group, the Food Processing Equipment Group and the Residential Kitchen Equipment Group. If the fair value is less than its carrying value, an impairment loss, if any, is recorded for the difference between the implied fair value and the carrying value of goodwill.

In conducting a qualitative assessment, the company analyzes a variety of events or factors that may influence the fair value of the reporting unit including, but not limited to: the results of prior quantitative assessments performed; changes in the carrying amount of the reporting unit; actual and projected revenue and operating margin; relevant market data for both the company and its peer companies; industry outlooks; macroeconomic conditions; liquidity; changes in key personnel; and the company's competitive position. Significant judgment is used to evaluate the totality of these events and factors to make the determination of whether it is more likely than not that the fair value of the reporting unit or indefinite-life intangible is less than its carrying value.

In performing a quantitative assessment, we estimate each reporting unit's fair value under an income approach using a discounted cash flow model. The income approach uses each reporting unit's projection of estimated operating results and cash flows that are discounted using a market participant discount rate based on a weighted-average cost of capital. The financial projections reflect management's best estimate of economic and market conditions over the projected period including forecasted revenue growth, operating margins, tax rate, capital expenditures, depreciation, amortization and changes in working capital requirements. Other assumptions include discount rate and terminal growth rate. The estimated fair value of each reporting unit is compared to their respective carrying values. Additionally, we validate our estimates of fair value under the income approach by comparing the fair value estimate using a market approach. A market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. We consider the implied control premium and conclude whether it is reasonable based on other recent market transactions.

We performed a qualitative assessment as of October 1, 2017 over the Commercial Foodservice Equipment Group and the Food Processing Equipment Group reporting units and determined it is more likely than not that the fair value of our reporting units are greater than the carrying amounts.

We performed a quantitative assessment over the Residential Kitchen Equipment Group as of October 1, 2017 due to weaker than expected revenue performance and a corresponding reduction of future revenue expectations. Based on the results of our annual quantitative assessment conducted on October 1, 2017, we concluded that no impairment existed as the fair value of our Residential Kitchen Equipment Group reporting unit substantially exceeded its carrying value.

In estimating the fair value of specific intangible assets, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors and management’s judgment in applying them in the impairment tests of goodwill and other intangible assets. If actual results are not consistent with management's estimate and assumptions, a material impairment could have an adverse effect on the company's financial condition and results of operations.

Indefinite-Life Intangible Valuations
In performing a quantitative assessment of indefinite-life intangible assets other than goodwill, primarily trademarks and trade names, we estimate the fair value of these intangible assets using the relief-from-royalty method which requires assumptions related to projected revenues from our long-range plans; assumed royalty rates that could be payable if we did not own the trademark; and a discount rate using a market based weighted-average cost of capital. If the estimated fair value of the indefinite-life intangible asset is less than its carrying value, we would recognize an impairment loss.

Based on the quantitative assessment performed as of October 1, 2017, an impairment of our Viking tradename was determined to exist, primarily the result of weaker than expected revenue performance in the current year and a corresponding reduction of future revenue expectations. The impairment resulted from the decline in revenues attributable, in part, to the product recall announced in 2015 primarily related to products manufactured prior to the acquisition of Viking. The fair value of the Viking tradename was estimated to be $93.0 million as compared to the carrying value of $151.0 million and resulted in a $58.0 million indefinite-lived intangible asset impairment charge.

In performing the quantitative analysis on these trademark assets, significant assumptions used in our relief-from-royalty model included revenue growth rates, assumed royalty rates and the discount rate, which are discussed further below.

•
Revenue growth rates relate to projected revenues from our long-range plans and vary from brand to brand. Adverse changes in the operating environment or our inability to grow revenues at the forecasted rates may result in a material impairment charge. We performed a sensitivity analysis on the estimated fair values, noting a 1% reduction of forecasted revenues to the Viking trade name projections would result in an impairment charge of approximately $6 million.

•
In determining royalty rates for the valuation of our trademarks, we considered factors that affect the assumed royalty rates that would hypothetically be paid for the use of the trademarks. The most significant factors in determining the assumed royalty rates include the overall role and importance of the trademarks in the particular industry, the profitability of the products utilizing the trademarks, and the position of the trademarked products in the given market segment. Based on this analysis, we determined a royalty rate of 7% for our Viking trade name. We performed a sensitivity analysis on the estimated fair values for Viking, noting a 50 basis point reduction to the royalty rates would result in an impairment charge of approximately $7 million.

•
In developing discount rates for the valuation of our trademarks, we used the market based weighted average cost of capital, adjusted for higher relative level of risks associated with doing business in other countries, as applicable, as well as the higher relative levels of risks associated with intangible assets. Based on this analysis, we determined the discount rate to be 11.0% for Viking. We performed a sensitivity analysis on the estimated fair values for Viking, noting a 100 basis point increase to the discount rate would result in an impairment charge of approximately $10 million.

We performed a qualitative assessment as of October 1, 2017 over the other trademarks and trade names and determined it is more likely than not that the fair value of our other indefinite-life intangible assets are greater than the carrying amounts.

If actual results are not consistent with management's estimate and assumptions, a material impairment charge of our trademarks and trade names could occur, which could have an adverse effect on the company's financial condition and results of operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period Ending	Variable Rate Debt

2019	$6,297
2020	611
2021	567
2022	2,058,855
2023 and thereafter	295
$2,066,625
On July 28, 2016, the company entered into an amended and restated five-year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"), with the potential under certain circumstances to increase the amount of the Credit Facility to $3.0 billion. As of June 30, 2018, the company had $2.1 billion of borrowings outstanding under the Credit Facility, including $2.0 billion of borrowings in U.S. Dollars, $87.6 million of borrowings denominated in Euro and $19.7 million of borrowings denominated in British Pounds. The company also had $9.7 million in outstanding letters of credit as of June 30, 2018, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $0.4 billion at June 30, 2018.
At June 30, 2018, borrowings under the Credit Facility accrued interest at a rate of 1.25% above LIBOR per annum or 0.25% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 3.35% for the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.20% per annum as of June 30, 2018.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At June 30, 2018, these foreign credit facilities amounted to $8.2 million in U.S. Dollars with a weighted average per annum interest rate of approximately 4.08%.
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the revolving credit line. At June 30, 2018, the company had outstanding floating-to-fixed interest rate swaps totaling $499.0 million notional amount carrying an average interest rate of 1.66% that mature in more than 12 months but less than 84 months.

The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBIDTA (each as defined in the Credit Facility) of 3.50 to 1.00, which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At June 30, 2018, the company was in compliance with all covenants pursuant to its borrowing agreements.
Financing Derivative Instruments
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of June 30, 2018, the fair value of these instruments was an asset of $20.9 million. The change in fair value of these swap agreements in the first six months of 2018 was a gain of $9.4 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a lossof $1.2 million at the end of the second quarter of 2018.

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
As of June 30, 2018, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended June 30, 2018, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the six months ended June 30, 2018, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
April 1 to April 28, 2018	—	$—	—	2,373,800
April 29 to May 26, 2018	—	—	—	2,373,800
May 27 to June 30, 2018	—	—	—	2,373,800
Quarter ended June 30, 2018	—	$—	—	2,373,800
(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. As of June 30, 2018, the total number of shares authorized for repurchase under the program is 2,500,000. As of June 30, 2018, 126,200 shares had been purchased under the 1998 stock repurchase program.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended June 30, 2018, filed on August 9, 2018, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	August 9, 2018	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer