Form 10-Q
period 2018-09-29
MIDDLEBY CORP
filed 2018-11-08
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 29, 2018
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
Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

As of November 2, 2018, there were 55,846,662 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION

QUARTER ENDED SEPTEMBER 29, 2018

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Sep 29, 2018	Dec 30, 2017
Current assets:
Cash and cash equivalents	$76,588	$89,654
Accounts receivable, net of reserve for doubtful accounts of $13,398 and $13,182	410,150	328,421
Inventories, net	512,824	424,639
Prepaid expenses and other	50,142	55,427
Prepaid taxes	28,876	33,748
Total current assets	1,078,580	931,889
Property, plant and equipment, net of accumulated depreciation of $161,762 and $142,278	311,741	281,915
Goodwill	1,823,258	1,264,810
Other intangibles, net of amortization of $247,106 and $207,334	1,275,142	780,426
Long-term deferred tax assets	39,483	44,565
Other assets	50,405	36,108
Total assets	$4,578,609	$3,339,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3,125	$5,149
Accounts payable	197,750	146,333
Accrued expenses	373,297	322,171
Total current liabilities	574,172	473,653
Long-term debt	1,955,243	1,023,732
Long-term deferred tax liability	110,984	87,815
Accrued pension benefits	298,628	334,511
Other non-current liabilities	65,949	58,854
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 62,735,903 and 62,619,865 shares issued in 2018 and 2017, respectively	145	145
Paid-in capital	380,190	374,922
Treasury stock, at cost; 6,889,241 and 6,889,241 shares in 2018 and 2017, respectively	(445,118)	(445,118)
Retained earnings	1,914,394	1,697,618
Accumulated other comprehensive loss	(275,978)	(266,419)
Total stockholders' equity	1,573,633	1,361,148
Total liabilities and stockholders' equity	$4,578,609	$3,339,713

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Net sales	$713,331	$593,043	$1,966,259	$1,702,683
Cost of sales	452,171	364,524	1,242,707	1,030,106
Gross profit	261,160	228,519	723,552	672,577
Selling, general and administrative expenses	141,372	114,857	399,328	351,473
Restructuring expenses	12,111	4,218	18,245	17,437
Gain on sale of plant	—	—	—	(12,042)
Income from operations	107,677	109,444	305,979	315,709
Interest expense and deferred financing amortization, net	19,143	6,550	38,370	18,057
Net periodic pension benefit (other than service costs)	(9,225)	(8,813)	(28,046)	(25,763)
Other (income) expense, net	(260)	(1,068)	371	1,101
Earnings before income taxes	98,019	112,775	295,284	322,314
Provision for income taxes	25,114	38,104	72,971	99,372
Net earnings	$72,905	$74,671	$222,313	$222,942

Net earnings per share:
Basic	$1.31	$1.31	$4.00	$3.91
Diluted	$1.31	$1.31	$4.00	$3.91
Weighted average number of shares
Basic	55,577	56,810	55,575	57,070
Dilutive common stock equivalents[1]	—	—	—	—
Diluted	55,577	56,810	55,575	57,070
Comprehensive income	$69,027	$84,320	$212,754	$252,372

1There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	Sep 29, 2018	Sep 30, 2017
Cash flows from operating activities--
Net earnings	$222,313	$222,942
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	66,455	49,276
Non-cash share-based compensation	5,268	6,478
Deferred income taxes	13,312	21,369
Gain on sale of plant	—	(12.042)
Impairment of property, plant and equipment	783	2.894
Non-cash restructuring	5,179	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(38,936)	13,834
Inventories, net	(25,604)	(19,967)
Prepaid expenses and other assets	10,400	(3,359)
Accounts payable	24,625	(17,639)
Accrued expenses and other liabilities	(31,748)	(58,894)
Net cash provided by operating activities	252,047	204,892
Cash flows from investing activities--
Additions to property, plant and equipment	(32,552)	(42,434)
Proceeds on sale of property, plant and equipment	—	14,278
Purchase of Tradename	(5,399)	—
Acquisitions, net of cash acquired	(1,147,738)	(159,458)
Net cash used in investing activities	(1,185,689)	(187,614)
Cash flows from financing activities--
Proceeds under Credit Facility	1,520,225	489,484
Repayments under Credit Facility	(588,911)	(272,185)
Net repayments under international credit facilities	(6,997)	(1,062)
Net repayments under other debt arrangement	(3)	(26)
Payments of deferred purchase price	(692)	—
Repurchase of treasury stock	—	(224,996)
Net cash provided by (used by) financing activities	923,622	(8,785)
Effect of exchange rates on cash and cash equivalents	(3,046)	4,748
Changes in cash and cash equivalents--
Net (decrease) increase in cash and cash equivalents	(13,066)	13,241
Cash and cash equivalents at beginning of year	89,654	68,485
Cash and cash equivalents at end of period	$76,588	$81,726

Non-cash investing and financing activities:
Stock issuance related to the acquisition of CVP Systems	$—	$12,330

See accompanying notes

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2018
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
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of September 29, 2018 and December 30, 2017, the results of operations for the three and nine months ended September 29, 2018 and September 30, 2017 and cash flows for the nine months ended September 29, 2018 and September 30, 2017.
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
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $3.5 million and less than $0.1 million for the three months period ended September 29, 2018 and September 30, 2017, respectively. Non-cash share-based compensation expense was $5.3 million and $6.5 million for the nine months period ended September 29, 2018 and September 30, 2017, respectively.

C)	Income Taxes
A tax provision of $73.0 million, at an effective rate of 24.7%, was recorded during the nine months period ended September 29, 2018, as compared to a $99.4 million tax provision at a 30.8% in the prior year period. In comparison to the prior year period, the tax provision reflects a lower federal tax rate of 21.0%, as opposed to 35.0% in 2017, partially offset by additional taxes due under the Tax Cuts and Jobs Act of 2017. The 2017 tax provision was lower than the statutory rate of 35.0% primarily due to a discrete tax benefit recognized as a result of the adoption of ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting". During the nine months ended September 30, 2018, we have not recorded any measurement period adjustments to the provisional estimates recorded at December 31, 2017. Final accounting for these impacts is expected in the fourth quarter of 2018, subsequent to the company's completion of 2017 tax returns.

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
Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
Level 3 – Unobservable inputs based on our own assumptions.

The company’s financial liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of September 29, 2018
Financial Assets:
Interest rate swaps	$—	$26,485	$—	$26,485

Financial Liabilities:
Contingent consideration	$—	$—	$4,070	$4,070

As of December 30, 2017
Financial Assets:
Interest rate swaps	$—	$10,266	$—	$10,266

Financial Liabilities:
Contingent consideration	$—	$—	$1,780	$1,780
The contingent consideration as of September 29, 2018 relates to the earnout provision recorded in conjunction with the acquisitions of Scanico A/S ("Scanico") and Josper S.A ("Josper"). The contingent consideration as of December 30, 2017 relates to the earnout provisions recorded in conjunction with the acquisitions of Scanico and Desmon Food Service Equipment Company ("Desmon").
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
E)    Consolidated Statements of Cash Flows
Cash paid for interest was $35.9 million and $17.4 million for the nine months ended September 29, 2018 and September 30, 2017, respectively. Cash payments totaling $61.3 million and $96.7 million were made for income taxes for the nine months ended September 29, 2018 and September 30, 2017, respectively.

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
The long term deferred tax liability amounted to $1.6 million. The net deferred tax liability is comprised of $2.7 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets, net of $0.4 million of deferred tax asset related to federal and state net operating loss carryforwards and $0.7 million of deferred tax asset arising from the difference between the book and tax basis of identifiable tangible asset and liability accounts.
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

CVP Systems
On June 30, 2017, the company completed its acquisition of all of the capital stock of CVP Systems, Inc. ("CVP Systems"), a leading manufacturer of high-speed packaging systems for the meat processing industry located in Downers Grove, Illinois, for a purchase price of $29.8 million, net of cash acquired. The purchase price included $18.0 million in cash and 106,254 shares of Middleby common stock valued at $12.3 million. During the second quarter of 2018, the company finalized the working capital provision provided for by the purchase agreement resulting in a refund from the seller of $0.5 million.
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
The long term deferred tax liability amounted to $3.6 million. The net liability is comprised of $5.0 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets, net of $0.6 million of deferred tax asset related to federal and state net operating loss carryforwards and $0.8 million of deferred tax asset arising from the difference between the book and tax basis of identifiable tangible asset and liability accounts.
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
The long term deferred tax liability amounted to $8.4 million. The liability is comprised of $7.5 million of deferred tax liability related to the difference between the book and tax basis of identifiable assets and $0.9 million of deferred tax liabilities arising from the difference between the book and tax basis of tangible asset and liability accounts.
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
The final allocation of consideration paid for the QualServ acquisition is summarized as follows (in thousands):

	(as initially reported) August 31, 2017	Measurement Period Adjustments	(as adjusted) August 31, 2017
Cash	$1,130	$—	$1,130
Current assets	18,031	(64)	17,967
Property, plant and equipment	4,785	—	4,785
Goodwill	14,590	(1,399)	13,191
Other intangibles	9,600	1,340	10,940
Current liabilities	(6,810)	(130)	(6,940)

Net assets acquired and liabilities assumed	$41,326	$(253)	$41,073
The goodwill and $1.8 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $9.1 million allocated to customer relationships, which is to be amortized over a period of 7 years. Goodwill and other intangibles of QualServ are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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
The final allocation of consideration paid for the Globe acquisition is summarized as follows (in thousands):

	(as initially reported) October 17, 2017	Measurement Period Adjustments	(as adjusted) October 17, 2017
Cash	$3,420	$—	$3,420
Current assets	17,197	(40)	17,157
Property, plant and equipment	1,120	—	1,120
Goodwill	67,176	(7,182)	59,994
Other intangibles	43,444	14,086	57,530
Current liabilities	(5,994)	(398)	(6,392)
Long term deferred tax liability	(16,456)	(5,832)	(22,288)
Other non-current liabilities	(1,907)	(193)	(2,100)

Net assets acquired and liabilities assumed	$108,000	$441	$108,441
The long term deferred tax liability amounted to $22.3 million. The net liability is comprised of $21.7 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets and $0.6 million of deferred tax liabilities related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
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
The Scanico purchase agreement includes an earnout provision providing for a contingent payment due to the sellers to the extent certain financial targets are exceeded. This earnout is payable during 2018, if Scanico exceeds certain sales and earnings targets for the twelve months ended June 30, 2018. The contractual obligation associated with this contingent earnout provision recognized on the acquisition date is $0.8 million.
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

Hinds-Bock
On February 16, 2018, the company completed its acquisition of all of the capital stock of Hinds-Bock Corporation ("Hinds-Bock"), a leading manufacturer of solutions for filling and depositing bakery and food product located in Bothell, Washington, for a purchase price of $25.4 million, net of cash acquired. During the third quarter of 2018, the company finalized the working capital provision provided by the purchase agreement resulting in a refund from the seller of $0.4 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) February 16, 2018	Preliminary Measurement Period Adjustments	(as adjusted) February 16, 2018
Cash	$5	$—	$5
Current assets	5,301	(3)	5,298
Property, plant and equipment	3,557	—	3,557
Goodwill	12,686	(397)	12,289
Other intangibles	8,081	—	8,081
Current liabilities	(3,800)	—	(3,800)

Net assets acquired and liabilities assumed	$25,830	$(400)	$25,430
The goodwill and $3.8 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $3.4 million allocated to customer relationships, $0.4 million allocated to developed technology and $0.5 million allocated to backlog, which are to be amortized over periods of 5 years, 5 years and 3 months, respectively. Goodwill and other intangibles of Hinds-Bock are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
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

Ve.Ma.C
On April 3, 2018, the company completed its acquisition of all of the capital stock of Ve.Ma.C S.r.l. ("Ve.Ma.C"), a leading designer and manufacturer of handling, automation and robotics solutions for protein food processing lines located in Castelnuovo Rangone, Italy, for a purchase price of approximately $10.5 million, net of cash acquired. During the third quarter of 2018, the company finalized the working capital provision provided by the purchase agreement, resulting in no additional payment by either party.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) April 3, 2018	Preliminary Measurement Period Adjustments	(as adjusted) April 3, 2018
Cash	$1,833	$—	$1,833
Current assets	10,722	—	10,722
Property, plant and equipment	389	—	389
Goodwill	7,278	—	7,278
Other intangibles	2,584	—	2,584
Other assets	12	—	12
Current portion of long-term debt	(1,901)	—	(1,901)
Current liabilities	(8,076)	—	(8,076)
Long term deferred tax liability	(340)	—	(340)
Other non-current liabilities	(212)	—	(212)

Net assets acquired and liabilities assumed	$12,289	$—	$12,289
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

Firex
On April 27, 2018, the company completed its acquisition of all of the capital stock of Firex S.r.l. ("Firex"), a leading manufacturer of steam cooking equipment for the commercial foodservice industry located in Sedico, Italy, for a purchase price of approximately $53.7 million, net of cash acquired. During the third quarter of 2018, the company finalized the working capital provision provided for by the purchase agreement resulting in a refund from the seller of $0.3 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) April 27, 2018	Preliminary Measurement Period Adjustments	(as adjusted) April 27, 2018
Cash	$10,652	$(37)	$10,615
Current assets	7,656	81	7,737
Property, plant and equipment	2,447	—	2,447
Goodwill	36,706	(295)	36,411
Other intangibles	19,806	—	19,806
Current portion of long-term debt	(1,210)	—	(1,210)
Current liabilities	(4,099)	—	(4,099)
Long term deferred tax liability	(4,995)	—	(4,995)
Long-term debt	(1,069)	—	(1,069)
Other non-current liabilities	(1,318)	—	(1,318)

Net assets acquired and liabilities assumed	$64,576	$(251)	$64,325
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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) May 10, 2018	Preliminary Measurement Period Adjustments	(as adjusted) May 10, 2018
Cash	$3,308	$—	$3,308
Current assets	6,579	14	6,593
Property, plant and equipment	4,739	—	4,739
Goodwill	27,140	(74)	27,066
Other intangibles	13,136	—	13,136
Other assets	2	—	2
Current portion of long-term debt	(217)	—	(217)
Current liabilities	(5,146)	52	(5,094)
Long-term debt	(1,608)	—	(1,608)
Long term deferred tax liability	(2,934)	8	(2,926)
Other non-current liabilities	(2,169)	—	(2,169)

Consideration paid at closing	$42,830	$—	$42,830

Contingent consideration	3,454	—	3,454

Net assets acquired and liabilities assumed	$46,284	$—	$46,284
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

Taylor
On June 22, 2018, the company completed its acquisition of all of the capital stock of the Taylor Company ("Taylor"), a world leader in beverage solutions, soft serve and ice cream dispensing equipment, frozen drink machines, and automated double-sided grills, located in Rockton, Illinois, for a purchase price of approximately $1.0 billion. Additionally, the company incurred approximately $3.0 million of transaction expenses, which are reflected in the selling, general and administrative expenses in the consolidated statements of comprehensive income. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the fourth quarter of 2018. Net sales for the three months period ended September 29, 2018 increased by $118.0 million related to prior and current year acquisitions, primarily related to the Taylor acquisition.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) June 22, 2018	Preliminary Measurement Period Adjustments	(as adjusted) June 22, 2018
Cash	$2,551	$64	$2,615
Current assets	71,162	(523)	70,639
Property, plant and equipment	21,187	(112)	21,075
Goodwill	491,339	6,017	497,356
Other intangibles	484,210	—	484,210
Other assets	—	361	361
Current liabilities	(48,417)	(2,313)	(50,730)
Long-term deferred tax liability	—	380	380
Other non-current liabilities	(8,161)	—	(8,161)

Net assets acquired and liabilities assumed	$1,013,871	$3,874	$1,017,745
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

Pro Forma Financial Information

In accordance with ASC 805 “Business Combinations”, the following unaudited pro forma results of operations for the nine months ended September 29, 2018 and September 30, 2017, assumes the 2017 acquisitions of Burford, CVP Systems, Sveba Dahlen, QualServ, L2F, Globe and Scanico and the 2018 acquisitions of Hinds-Bock, Ve.Ma.C, Josper, Firex and Taylor were completed on January 1, 2017 (first day of fiscal year 2017). The following pro forma results include adjustments to reflect additional interest expense to fund the acquisitions, amortization of intangibles associated with the acquisitions, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Nine Months Ended
	September 29, 2018	September 30, 2017
Net sales	$2,130,166	$2,151,230
Net earnings	219,914	198,430

Net earnings per share:
Basic	$3.96	$3.48
Diluted	3.96	3.48

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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". The amendments in ASU-15 address eight specific cash flow classification issues to reduce current and potential future diversity in practice. The adoption of this guidance did not have a material impact on the company's Condensed Consolidated Statements of Cash Flows.

In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which requires companies to account for the income tax effect of intercompany sales and transfers of assets other than inventory when the transfer occurs. Under previous guidance the income tax effects of intercompany transfers of assets were deferred until the asset had been sold to an outside party or otherwise recognized. The adoption of this guidance did not have an impact on the company's Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in ASU-01 clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The adoption of this guidance did not have a material impact on the company's Condensed Consolidated Financial Statements.

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

Accounting Pronouncements - To be adopted

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". The amendments under this pronouncement will change the way all leases with a duration of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or operating lease liability. The FASB issued multiple amendments to the standard which provide clarification, additional guidance, practical expedients and other improvements to the ASU. The ASU is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. The company plans to utilize the new optional transition method to use the effective date as the date of initial application on transition. As a result the company will not adjust its comparative period financial information or make the new required leases disclosures for periods before the effective date. The company is currently planning to elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and is evaluating other practical expedients available under the guidance. The company has developed a project plan for implementation and has made progress in surveying the company's business, assessing the company's portfolio of leases and compiling a central repository of all leases. The company has also selected a lease accounting software solution to support the new reporting requirements. Significant progress has been made on extracting and loading lease data elements required for lease accounting into the software solution. The company expects to recognize significant right-of-use assets upon adoption and lease liabilities on its Condensed Consolidated Balance Sheet. The company is evaluating the overall impact this standard will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and the company's Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The amendments in ASU-04 simplify the subsequent measurement of goodwill, by removing the second step of the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is effective for annual reporting periods, and interim reporting periods, beginning after December 15, 2019. Early adoption is permitted for testing dates after January 1, 2017. The company is evaluating the application of this ASU on the company's annual impairment test. The company does not expect the adoption of this ASU to have a material impact on its Condensed Consolidated Financial Statements.

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

In June 2018, the FASB issued ASU 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting". The amendments in ASU-08 simplify several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2018 with early adoption permitted. The company does not expect the adoption of this ASU to have a material impact on its Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement". The amendments in ASU-13 remove, modify and add various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2019 with early adoption permitted. The company does not expect the adoption of this ASU to have a material impact on its Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)". The amendments in ASU-14 remove, modify and add various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2020 with early adoption permitted. The amendments must be applied on a retrospective basis for all periods presented. The company is currently evaluating the impacts the adoption of this ASU will have on its Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)". The amendments in ASU-15 align the requirements for capitalizing implementation costs in a service contract hosting arrangement with those of developing or obtaining internal-use software. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2019 with early adoption permitted. The company does not expect the adoption of this ASU to have a material impact on its Condensed Consolidated Financial Statements.

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
The cumulative effect of the changes made to our December 30, 2017 Condensed Consolidated Balance Sheet for the adoption of ASC 606 using the modified retrospective method to contracts that were not completed as of December 30, 2017 were as follows (in thousands):

	Balance at December 30, 2017 (as reported)	Adjustments due to ASC 606	Balance at December 30, 2017 (as adjusted)
Balance Sheet
Assets
Accounts receivable	$328,421	$(122)	$328,299
Inventories, net	424,639	14,993	439,632
Prepaid expenses and other	55,427	(4,018)	51,409
Long-term deferred tax assets	44,565	1,319	45,884

Liabilities & Stockholders' Equity
Accrued expenses	$322,171	$16,557	$338,728
Retained earnings	$1,697,618	$(4,405)	$1,693,213

In accordance with the requirements of ASC 606, the adoption of ASC 606 had no impact on cash provided by operating activities within the company's Condensed Consolidated Statement of Cash Flows. The impact of adoption on our Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Balance Sheet are as follows (in thousands):

	Three Months Ended September 29, 2018
	As Reported	Balances without ASC 606	Effect of Change
Net sales	$713,331	$710,755	$2,576
Cost of sales	452,171	450,440	1,731
Provision for income taxes	25,114	24,857	257
Net earnings	$72,905	$72,317	$588

Basic earnings per share	$1.31	$1.30
Diluted earnings per share	$1.31	$1.30

	Nine Months Ended September 29, 2018
	As Reported	Balances without ASC 606	Effect of Change
Net sales	$1,966,259	$1,949,110	$17,149
Cost of sales	1,242,707	1,230,578	12,129
Provision for income taxes	72,971	71,649	1,322
Net earnings	$222,313	$218,615	$3,698

Basic earnings per share	$4.00	$3.93
Diluted earnings per share	$4.00	$3.93

	Balance as of September 29, 2018
	As Reported	Balances without ASC 606	Effect of Change
Assets
Inventories, net	$512,824	$507,677	$5,147
Prepaid expenses and other	50,142	51,895	(1,753)

Liabilities
Accrued expenses	373,297	377,718	(4,421)
Long-term deferred tax liability	110,984	110,768	216

Equity
Retained earnings	$1,914,394	$1,913,583	$811

Disaggregation of Revenue

We disaggregate our net sales by reportable operating segment and geographical location as we believe it best depicts how the nature, timing and uncertainty of our net sales and cash flows are affected by economic factors. In general, the Commercial Foodservice Equipment and Residential Foodservice Equipment Groups recognize revenue at the point in time control transfers to their customers based on contractual shipping terms. Revenue from equipment sold under our long-term contracts within the Food Processing Equipment group is recognized over time as the equipment is manufactured and assembled. The following table summarizes our net sales by reportable operating segment and geographical location (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Three Months Ended September 29, 2018
United States and Canada	$318,962	$57,235	$98,136	$474,333
Asia	50,996	6,464	1,653	59,113
Europe and Middle East	83,763	19,194	51,936	154,893
Latin America	17,877	5,364	1,751	24,992
Total	$471,598	$88,257	$153,476	$713,331

Nine Months Ended September 29, 2018
United States and Canada	$863,598	$183,476	$280,116	$1,327,190
Asia	117,987	23,899	5,232	147,118
Europe and Middle East	225,726	44,729	160,810	431,265
Latin America	38,308	18,374	4,004	60,686
Total	$1,245,619	$270,478	$450,162	$1,966,259

Three Months Ended September 30, 2017
United States and Canada	$243,233	$61,612	$89,821	$394,666
Asia	38,755	4,543	2,078	45,376
Europe and Middle East	61,327	12,606	57,774	131,707
Latin America	11,513	8,110	1,671	21,294
Total	$354,828	$86,871	$151,344	$593,043

Nine Months Ended September 30, 2017
United States and Canada	$707,014	$189,288	$263,014	$1,159,316
Asia	104,598	14,942	6,615	126,155
Europe and Middle East	158,622	29,095	170,934	358,651
Latin America	30,596	23,190	4,775	58,561
Total	$1,000,830	$256,515	$445,338	$1,702,683

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

Contract liabilities relate to advance consideration received from customers for which revenue has not been recognized. Current contract liabilities are recorded in accrued expenses in the Condensed Consolidated Balance Sheet. Non-current contract liabilities are recorded in other non-current liabilities in the Condensed Consolidated Balance Sheet. Contract liabilities are reduced when the associated revenue from the contract is recognized.

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Sep 29, 2018	At Adoption
Contract assets	$8,945	$16,753
Contract liabilities	$69,936	$47,647
Non-current contract liabilities	$10,468	$1,859

During the nine months period ended September 29, 2018, the company reclassified $11.5 million to receivable which was included in the contract asset balance at the beginning of the period. During the nine months period ended September 29, 2018, the company recognized revenue of $42.1 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $63.7 million during the nine months period ended September 29, 2018. The increase in the non-current contract liabilities primarily relates to companies acquired during the nine months period ended September 29, 2018. Substantially all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during nine months period ended September 29, 2018.
6)    Other Comprehensive Income
The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income".
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of December 30, 2017	$(69,721)	$(203,063)	$6,365	$(266,419)
Adoption of ASU 2018-02 (2)	—	(487)	1,619	1,132
Other comprehensive income before reclassification	(29,879)	7,041	11,918	(10,920)
Amounts reclassified from accumulated other comprehensive income	—	—	229	229
Net current-period other comprehensive income	$(29,879)	$6,554	$13,766	$(9,559)
Balance as of September 29, 2018	$(99,600)	$(196,509)	$20,131	$(275,978)
(1) As of September 29, 2018 pension and interest rate swap amounts are net of tax of $(41.7) million and $6.8 million, respectively. During the nine months ended September 29, 2018, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $1.9 million and $2.6 million, respectively.
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

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Net earnings	$72,905	$74,671	$222,313	$222,942
Currency translation adjustment	(9,718)	15,441	(29,879)	44,897
Pension liability adjustment, net of tax	1,674	(5,664)	6,554	(14,838)
Unrealized gain on interest rate swaps, net of tax	4,166	(128)	13,766	(629)
Comprehensive income	$69,027	$84,320	$212,754	$252,372

7)	Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at September 29, 2018 and December 30, 2017 are as follows (in thousands):

	Sep 29, 2018	Dec 30, 2017
Raw materials and parts	$233,061	$180,559
Work-in-process	56,838	38,917
Finished goods	222,925	205,163
	$512,824	$424,639

8)	Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 29, 2018 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 30, 2017	$631,451	$198,278	$435,081	$1,264,810
Goodwill acquired during the year	563,661	19,567	—	583,228
Measurement period adjustments to goodwill acquired in prior year	(1,559)	(468)	—	(2,027)
Exchange effect	(11,941)	(3,338)	(7,474)	(22,753)
Balance as of September 29, 2018	$1,181,612	$214,039	$427,607	$1,823,258

9)	Intangibles

Intangible assets consist of the following (in thousands):

	September 29, 2018			December 30, 2017
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	8.0	$602,376	$(206,950)	5.2	$330,496	$(171,005)
Backlog	0.0	19,910	(19,910)	0.8	19,689	(18,081)
Developed technology	6.1	40,559	(20,246)	4.2	22,485	(18,248)
		$662,845	$(247,106)		$372,670	$(207,334)
Indefinite-lived assets:
Trademarks and tradenames		$859,403			$615,090

The aggregate intangible amortization expense was $17.6 million and $9.1 million for the third quarter periods ended September 29, 2018 and September 30, 2017, respectively. The aggregate intangible amortization expense was $38.8 million and $26.5 million for the nine months ended September 29, 2018 and September 30, 2017, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Twelve Month Period Ending in	Amortization Expense

2019	$61,942
2020	59,711
2021	56,231
2022	53,622
2023	44,918
Thereafter	139,315
$415,739

10) Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Sep 29, 2018	Dec 30, 2017
Accrued payroll and related expenses	$70,998	$67,935
Contract liabilities	69,936	31,069
Accrued warranty	59,644	52,834
Accrued customer rebates	39,465	48,590
Accrued professional fees	18,723	18,250
Accrued product liability and workers compensation	16,439	11,976
Accrued sales and other tax	15,509	20,881
Accrued agent commission	12,809	11,035
Product recall	5,140	6,068
Restructuring	2,679	1,715
Other accrued expenses	61,955	51,818

	$373,297	$322,171

11)	Warranty Costs
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
A rollforward of the warranty reserve is as follows (in thousands):

Nine Months Ended
Sep 29, 2018
Balance as of December 30, 2017	$52,834
Warranty reserve related to acquisitions	5,730
Warranty expense	45,208
Warranty claims	(44,128)
Balance as of September 29, 2018	$59,644

12)	Financing Arrangements

	Sep 29, 2018	Dec 30, 2017
	(in thousands)
Credit Facility	$1,954,013	$1,022,935
Other international credit facilities	4,180	5,768
Other debt arrangement	175	178
Total debt	$1,958,368	$1,028,881
Less: Current maturities of long-term debt	3,125	5,149
Long-term debt	$1,955,243	$1,023,732
On July 28, 2016, the company entered into an amended and restated five-year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"), with the potential under certain circumstances to increase the amount of the Credit Facility to $3.0 billion. As of September 29, 2018, the company had $2.0 billion of borrowings outstanding under the Credit Facility, including $1.9 billion of borrowings in U.S. Dollars, $80.0 million of borrowings denominated in Euro and $6.5 million of borrowings denominated in British Pounds. The company also had $12.3 million in outstanding letters of credit as of September 29, 2018, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $0.5 billion at September 29, 2018.
At September 29, 2018, borrowings under the Credit Facility accrued interest at a rate of 1.625% above LIBOR per annum or 0.625% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 3.81% at the end of the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.25% per annum as of September 29, 2018.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At September 29, 2018, these foreign credit facilities amounted to $4.2 million in U.S. Dollars with a weighted average per annum interest rate of approximately 5.59%.
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

	Sep 29, 2018		Dec 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$1,958,368	$1,958,368	$1,028,881	$1,028,881
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At September 29, 2018, the company had outstanding floating-to-fixed interest rate swaps totaling $999.0 million notional amount carrying an average interest rate of 2.17% that mature in more than 12 months but less than 84 months.

The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBIDTA (each as defined in the Credit Facility) of 3.50 to 1.00, which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At September 29, 2018, the company was in compliance with all covenants pursuant to its borrowing agreements.

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
Foreign Exchange: The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The fair value of the forward and option contracts was a gain of $0.4 million at the end of the third quarter of 2018.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of September 29, 2018, the fair value of these instruments was an asset of $26.5 million. The change in fair value of these swap agreements in the first nine months of 2018 was a gain of $13.6 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Sep 29, 2018	Dec 30, 2017
Fair value	Other assets	$26,485	$10,266

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Presentation of Gain/(loss)	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$5,389	$(294)	$16,347	$(1,937)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(7)	$(81)	$229	$(887)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$214	$28	$101	$13
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
Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Sep 29, 2018		Sep 30, 2017		Sep 29, 2018		Sep 30, 2017
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$471,598	66.1%	$354,828	59.8%	$1,245,619	63.3%	$1,000,830	58.8%
Food Processing	88,257	12.4	86,871	14.7	270,478	13.8	256,515	15.1
Residential Kitchen	153,476	21.5	151,344	25.5	450,162	22.9	445,338	26.1
Total	$713,331	100.0%	$593,043	100.0%	$1,966,259	100.0%	$1,702,683	100.0%

The following table summarizes the results of operations for the company's business segments(1) (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
Three Months Ended September 29, 2018
Net sales	$471,598	$88,257	$153,476	$—	$713,331
Income (loss) from operations (3,4)	102,091	13,831	9,489	(17,734)	107,677
Depreciation and amortization expense	17,558	2,209	7,606	460	27,833
Net capital expenditures	7,665	318	1,779	(1,418)	8,344

Nine Months Ended September 29, 2018
Net sales	$1,245,619	$270,478	$450,162	$—	$1,966,259
Income (loss) from operations (3,4)	284,645	39,157	32,598	(50,421)	305,979
Depreciation and amortization expense	32,907	9,385	22,767	1,396	66,455
Net capital expenditures	16,371	7,274	9,421	(514)	32,552

Total assets	$2,907,387	$492,151	$1,111,546	$67,525	$4,578,609

Three Months Ended September 30, 2017
Net sales	$354,828	$86,871	$151,344	$—	$593,043
Income (loss) from operations (3,4,5)	89,028	19,975	16,274	(15,833)	109,444
Depreciation and amortization expense	6,977	2,101	7,422	461	16,961
Net capital expenditures	7,978	484	2,813	869	12,144

Nine Months Ended September 30, 2017
Net sales	$1,000,830	$256,515	$445,338	$—	$1,702,683
Income (loss) from operations (3,4,5)	264,576	62,163	40,242	(51,272)	315,709
Depreciation and amortization expense	20,455	5,145	22,256	1,420	49,276
Net capital expenditures	34,727	2,430	5,756	(479)	42,434

Total assets	$1,559,757	$393,272	$1,211,388	$36,726	$3,201,143

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
(5)Gain on sale of plant allocated to Commercial Foodservice.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Sep 29, 2018	Sep 30, 2017
United States and Canada	$268,952	$212,033
Asia	12,291	15,705
Europe and Middle East	119,732	125,892
Latin America	654	982
Total international	$132,677	$142,579
	$401,629	$354,612

15)	Employee Retirement Plans
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

The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net Periodic Pension Benefit:
Service cost	$915	$1,019	$2,849	$2,979
Interest cost	7,756	8,205	24,147	23,986
Expected return on assets	(18,062)	(17,728)	(56,235)	(51,825)
Amortization of net (gain) loss	967	761	3,011	2,224
Curtailment loss (gain)	136	—	1,100	—
Pension settlement gain	(22)	(51)	(69)	(148)
	$(8,310)	$(7,794)	$(25,197)	$(22,784)

The pension costs for all other plans of the company were not material during the period.

On December 31, 2017, the company adopted ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". The service cost component is recognized within Selling, general and administrative expenses and the non-operating components of pension benefit are included within Net periodic pension benefit (other than service cost) in the Condensed Consolidated Statements of Comprehensive Income. The adoption of this standard resulted in a reclassification for the three months period ended September 30, 2017 and nine months period ended September 30, 2017, in which previously reported selling, general and administrative expenses was increased by $8.8 million and $25.8 million, respectively. Net earnings and net earnings per share did not change as a result of the adoption of this standard.

(b)Defined Contribution Plans

The company maintains two separate defined contribution savings plans covering all employees in the United States. These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States. The company also maintains defined contribution plans for its United Kingdom based employees.

16)	Restructuring

Commercial Foodservice Equipment Group:

During the fiscal years 2018 and 2017, the company undertook cost reduction initiatives related to the Commercial Foodservice Equipment Group. These actions, which are not material to the company's operations, resulted in a charge of $1.2 million and $3.3 million in the three and nine months ended September 29, 2018 primarily for severance related to headcount reductions and consolidation of manufacturing operations. These expenses are reflected in restructuring expenses in the Condensed Consolidated Statements of Comprehensive Income. The company estimates that these restructuring initiatives will result in future cost savings of approximately $10.0 million annually. The realization of the savings began in 2017 and will continue into fiscal year 2018 and the restructuring costs in the future are not expected to be significant related to these actions.

Food Processing Equipment Group:

During the fiscal years 2018 and 2017, the company undertook cost reduction initiatives related to the entire Food Processing Equipment Group. These actions, which are not material to the company's operations, resulted in a charge of $0.2 million and $0.6 million in the three and nine months ended September 29, 2018 primarily for severance related to headcount reductions and is reflected in restructuring expenses in the consolidated statements of comprehensive income. The company estimates that these restructuring initiatives will result in future cost savings of approximately $4.0 million annually. The realization of the savings began in 2018 and will continue through the year and the restructuring costs in the future are not expected to be significant related to these actions.

Residential Kitchen Equipment Group:

During fiscal years 2018, 2017, 2016 and 2015, the company undertook acquisition integration initiatives related to the AGA Group within the Residential Kitchen Equipment Group. These initiatives included organizational restructuring, headcount reductions and consolidation and disposition of certain facilities and business operations, including the impairment of equipment and facilities. The company recorded additional expense of $10.7 million and $14.4 million in the three and nine months ended September 29, 2018, related to the AGA Group. The cumulative expenses incurred to date for these initiatives is approximately $55.0 million.

During the third quarter, the company undertook additional restructuring efforts for Grange, a non-core business within the Residential Kitchen Group and elected to cease operations. This process is expected to be largely completed in the fourth quarter of 2018, and the company does not expect to incur significant additional charges related to this restructuring. In connection with this exit activity, the company has recorded charges of $8.7 million.  Of this amount, $2.0 million primarily relates to charges for fixed assets and $3.2 million for working capital accounts, and $3.5 million for severance obligations and other closure costs.

These expenses are reflected in restructuring expenses in the Condensed Consolidated Statements of Comprehensive Income. The company estimated that the main restructuring initiatives in 2017 would result in future cost savings of approximately $20.0 million annually. The realization of the savings began in 2017 and will continue into fiscal year 2018, primarily related to the compensation and facility costs. The company anticipates that all severance obligations for the Residential Kitchen Equipment Group will be paid by the end of fiscal year 2018. The lease obligations extend through August 2019.

The costs and corresponding reserve balances for the Residential Kitchen Equipment Group are summarized as follows (in thousands):

	Severance/Benefits	Facilities/Operations	Other	Total
Balance as of December 30, 2017	$3,698	$1,467	$157	$5,322
Expenses	6,448	3,202	4,714	14,364
Exchange	(60)	(17)	20	(57)
Payments/Utilization	(6,879)	(3,170)	(3,727)	(13,776)
Balance as of September 29, 2018	$3,207	$1,482	$1,164	$5,853

17) Subsequent Event

On October 1, 2018, the company completed its acquisition of substantially all of the assets of M-TEK Corporation ("M-TEK") for a purchase price of approximately $20.0 million. M-TEK is a leading manufacturer of Modified Atmosphere Packing (MAP) systems for the food processing industry. M-TEK is located in Elgin, Illinois and has annual revenues of approximately $10.0 million.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Sep 29, 2018		Sep 30, 2017		Sep 29, 2018		Sep 30, 2017
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$471,598	66.1%	$354,828	59.8%	$1,245,619	63.3%	$1,000,830	58.8%
Food Processing	88,257	12.4	86,871	14.7	270,478	13.8	256,515	15.1
Residential Kitchen	153,476	21.5	151,344	25.5	450,162	22.9	445,338	26.1
Total	$713,331	100.0%	$593,043	100.0%	$1,966,259	100.0%	$1,702,683	100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended		Nine Months Ended
	Sep 29, 2018	Sep 30, 2017	Sep 29, 2018	Sep 30, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.4	61.5	63.2	60.5
Gross profit	36.6	38.5	36.8	39.5
Selling, general and administrative expenses	19.8	19.4	20.3	20.6
Restructuring	1.7	0.7	0.9	1.0
Gain on sale of plant	—	—	—	(0.7)
Income from operations	15.1	18.4	15.6	18.6
Interest expense and deferred financing amortization, net	2.7	1.1	2.0	1.1
Net periodic pension benefit (other than service costs)	(1.3)	(1.5)	(1.4)	(1.5)
Other expense, net	—	(0.2)	—	0.1
Earnings before income taxes	13.7	19.0	15.0	18.9
Provision for income taxes	3.5	6.4	3.7	5.8
Net earnings	10.2%	12.6%	11.3%	13.1%

Three Months Ended September 29, 2018 as compared to Three Months Ended September 30, 2017

NET SALES. Net sales for the three months period ended September 29, 2018 increased by $120.3 million or 20.3% to $713.3 million as compared to $593.0 million in the three months period ended September 30, 2017. Net sales increased by $118.0 million, or 19.9%, from the fiscal 2017 acquisitions of QualServ, L2F, Globe and Scanico and the fiscal 2018 acquisitions of Hinds-Bock, Ve.Ma.C, Firex, Josper and Taylor. Excluding acquisitions, net sales increased $2.3 million, or 0.4%, from the prior year. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended September 29, 2018 decreased net sales by approximately $5.2 million or 0.9%. The adoption of ASC 606 increased net sales by approximately $2.6 million. Excluding the impact of foreign exchange, acquisitions and the adoption of ASC 606, sales increased 0.8% for the year, including a net sales increase of 4.1% at the Commercial Foodservice Equipment Group, a net sales decrease of 14.3% at the Food Processing Equipment Group and a net sales increase of 1.8% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $116.8 million, or 32.9%, to $471.6 million in the three months period ended September 29, 2018, as compared to $354.8 million in the prior year period. Net sales from the acquisitions of QualServ, L2F, Globe, Firex, Josper, and Taylor which were acquired on August 31, 2017, October 6, 2017, October 17, 2017, April 27, 2018, May 10, 2018, and June 22, 2018, respectively, accounted for an increase of $106.3 million during the three months period ended September 29, 2018. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $10.5 million, or 3.0%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $14.7 million or 4.1% at the Commercial Foodservice Equipment Group. Sales increased primarily related to several rollouts with our major chain and retail customers. Domestically, the company realized a sales increase of $75.8 million, or 31.2%, to $319.0 million, as compared to $243.2 million in the prior year period. This includes an increase of $58.6 million from recent acquisitions. Excluding the acquisitions, the net increase in domestic sales was $17.2 million, or 7.1%. International sales increased $41.0 million, or 36.7%, to $152.6 million, as compared to $111.6 million in the prior year period. This includes an increase of $47.7 million from the recent acquisitions and decrease of $4.2 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales decrease in international sales was $2.5 million, or 2.2%.

•
Net sales of the Food Processing Equipment Group increased by $1.4 million, or 1.6%, to $88.3 million in the three months period ended September 29, 2018, as compared to $86.9 million in the prior year period.  Net sales from the acquisitions of Scanico, Hinds-Bock and Ve.Ma.C, which were acquired on December 7, 2017, February 16, 2018 and April 3, 2018, respectively, accounted for an increase of $11.7 million during the three months period ended September 29, 2018.  Excluding the impact of acquisitions, net sales of the Food Processing Equipment Group decreased $10.3 million, or 11.9%. The adoption of ASC 606 increased net sales by approximately $2.6 million. Excluding the impact of foreign exchange, acquisitions and the adoption of ASC 606, net sales decreased 14.3% at the Food Processing Equipment Group. Domestically, the company realized a sales decrease of $4.3 million, or 7.0%, to $57.3 million, as compared to $61.6 million in the prior year period. This includes an increase of $3.2 million from recent acquisitions. Excluding the acquisitions, the net decrease in domestic sales was $7.5 million, or 12.2%. International sales increased $5.7 million, or 22.5%, to $31.0 million, as compared to $25.3 million in the prior year period. This includes $8.5 million from recent acquisitions and decrease of $0.5 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales decrease in international sales was $2.3 million, or 9.1%. Revenue for the Food Processing Equipment Group has been affected by the timing and deferral of certain large orders which create quarterly volatility for the group.

•
Net sales of the Residential Kitchen Equipment Group increased by $2.2 million or 1.5%, to $153.5 million in the three months period ended September 29, 2018, as compared to $151.3 million in the prior year period. Excluding the impact of foreign exchange, net sales increased 1.8% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $8.3 million, or 9.2%, to $98.1 million, as compared to $89.8 million in the prior year period. Sales at Viking increased by approximately 15% during the quarter. International sales decreased $6.1 million or 9.9% to $55.4 million, as compared to $61.5 million in the prior year quarter. This includes an unfavorable impact of exchange rates of $0.5 million. The sales decrease reflects slower conditions in the UK market impacting the AGA and Rangemaster brands. Additionally, revenues at non-core businesses, acquired in connection with AGA, have been lower and have been impacted by restructuring initiatives.

GROSS PROFIT. Gross profit increased to $261.2 million in the three months period ended September 29, 2018 from $228.5 million in the prior year period, primarily reflecting the impact of increased sales from acquisitions and adoption of ASC 606, offset by the unfavorable impact of foreign exchanges rates of $1.4 million. The gross margin rate was 38.5% in the three months period ended September 30, 2017 as compared to 36.6% in the current year period. The gross margin rate excluding acquisitions, adoption of ASC 606 and the impact of foreign exchange was 39.1%.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $35.3 million, or 25.2%, to $175.4 million in the three months period ended September 29, 2018, as compared to $140.1 million in the prior year period. Gross profit from the acquisitions of QualServ, L2F, Globe, Firex, Josper, and Taylor accounted for approximately $25.7 million of the increase in gross profit during the period. Excluding the recent acquisitions, gross profit increased by approximately $9.6 million on higher sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $1.1 million. The gross margin rate decreased to 37.2%, as compared to 39.5% in the prior year period, due to lower margins at recent acquisitions. The gross margin rate excluding acquisitions and the impact of foreign exchange was 40.8%.

•
Gross profit at the Food Processing Equipment Group decreased by $4.6 million, or 13.1%, to $30.6 million in the three months period ended September 29, 2018, as compared to $35.2 million in the prior year period. Gross profit from the acquisitions of Scanico, Hinds-Bock and Ve.Ma.C increased gross profit by $3.5 million. The adoption of ASC 606 increased gross profit by approximately $0.8 million. Excluding the recent acquisitions and adoption of ASC 606, gross profit decreased by approximately $8.9 million on lower sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $0.1 million. The gross profit margin rate decreased to 34.7%, as compared to 40.5% in the prior year period, reflecting the impact of lower sales volumes and unfavorable product mix resulting from lesser sales of protein equipment which generally have higher margins.

•
Gross profit at the Residential Kitchen Equipment Group increased by $2.6 million, or 4.8%, to $56.6 million in the three months period ended September 29, 2018, as compared to $54.0 million in the prior year period. The impact of foreign exchange rates decreased gross profit by approximately $0.2 million. The gross margin rate increased to 36.9%, as compared to 35.7% in the prior year period, primarily related to higher sales volumes for the domestic premium brands.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $114.9 million in the three months period ended September 30, 2017 to $141.4 million in the three months period ended September 29, 2018.  As a percentage of net sales, selling, general, and administrative expenses were 19.4% in the three months period ended September 30, 2017, as compared to 19.8% in the three months period ended September 29, 2018.

Selling, general and administrative expenses reflect increased costs of $22.9 million associated with the fiscal 2017 acquisitions of QualServ, L2F, Globe and Scanico and the fiscal 2018 acquisitions of Hinds-Bock, Ve.Ma.C, Firex, Josper, and Taylor, including $8.7 million of intangible amortization expense. Selling, general and administrative expenses increased $3.5 million related to higher non-cash share based compensation, offset by the favorable impact of foreign exchange rates of approximately $1.0 million.

RESTRUCTURING EXPENSES. Restructuring expenses increased $7.9 million from $4.2 million in the three months period ended September 30, 2017 to $12.1 million in the three months period ended September 29, 2018. In the three months period ended September 30, 2017, restructuring expenses included cost reduction initiatives related to the AGA Group. In the three months period ended September 29, 2018, restructuring charges related primarily to exiting operations of a non-core business in the Residential Kitchen Equipment Group, as well as headcount reductions at the Commercial Foodservice Equipment Group and additional cost reduction initiatives related to the AGA Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $19.1 million in the three months period ended September 29, 2018, as compared to $6.6 million in the prior year period, reflecting increased interest due to higher interest rates and higher debt balances related to the funding of acquisitions.

INCOME TAXES. A tax provision of $25.1 million, at an effective rate of 25.6%, was recorded during the three months period ended September 29, 2018, as compared to $38.1 million at an effective rate of 33.8%, in the prior year period. In comparison to the prior year period, the tax provision reflects a lower federal tax rate of 21.0%, as opposed to 35.0% in 2017, partially offset by additional taxes due under the Tax Cuts and Jobs Act of 2017. The 2017 tax provision was lower than the statutory rate of 35.0% primarily due to the U.S. domestic manufacturers deduction and favorable foreign tax rate differentials. During the three months ended September 30, 2018, we have not recorded any measurement period adjustments to the provisional estimates recorded at December 31, 2017. Final accounting for these impacts is expected in the fourth quarter of 2018, subsequent to the company's completion of 2017 tax returns.

Nine Months Ended September 29, 2018 as compared to Nine Months Ended September 30, 2017

NET SALES. Net sales for the nine months period ended September 29, 2018 increased by $263.6 million, or 15.5%, to $1,966.3 million as compared to $1,702.7 million in the nine months period ended September 30, 2017. Net sales increased by $266.1 million, or 15.6%, from the fiscal 2017 acquisitions of Burford, CVP Systems, Sveba Dahlen, QualServ, L2F, Globe and Scanico and the fiscal 2018 acquisitions of Hinds-Bock, Ve.Ma.C, Firex, Josper, and Taylor. Excluding the acquisitions, net sales decreased $2.5 million, or 0.1%, from the prior year. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the nine months period ended September 29, 2018 increased net sales by approximately $16.5 million, or 1.0%. The adoption of ASC 606 increased net sales by approximately $17.1 million primarily related to previously recognized revenue on long-term equipment sales contracts at the Food Processing Equipment Group. Excluding the impact of foreign exchange, acquisitions and the adoption of ASC 606, sales decreased 2.1% for the year, including a net sales increase of 2.5% at the Commercial Foodservice Equipment Group, a net sales decrease of 21.4% at the Food Processing Equipment Group and a net sales decrease of 1.3% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $244.8 million, or 24.5%, to $1,245.6 million in the nine months period ended September 29, 2018, as compared to $1,000.8 million in the prior year period. Net sales from the acquisitions of Sveba Dahlen, QualServ, L2F, Globe, Firex, Josper, and Taylor which were acquired on June 30, 2017, August 31, 2017, October 6, 2017, October 17, 2017, April 27, 2018, May 10, 2018, and June 22, 2018, respectively, accounted for an increase of $216.0 million during the nine months period ended September 29, 2018. Excluding the impact of these acquisitions, net sales of the Commercial Foodservice Equipment Group increased $28.8 million, or 2.9%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $24.7 million, or 2.5% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $156.6 million, or 22.1%, to $863.6 million, as compared to $707.0 million in the prior year period. This includes an increase of $124.7 million from the recent acquisitions. Excluding the acquisitions, the net increase in domestic sales was $31.9 million, or 4.5%. Domestic sales growth reflects the increase in sales with major chain restaurants and retail customers. International sales increased $88.2 million, or 30.0%, to $382.0 million, as compared to $293.8 million in the prior year period. This includes an increase of $91.3 million from the recent acquisitions and increase of $4.1 million related to the favorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales decrease in international sales was $7.2 million, or 2.5%. The decline in international revenues reflects lower sales in Australia and China due to generally slower market conditions and timing of orders from major restaurant chain customers.

•
Net sales of the Food Processing Equipment Group increased by $14.0 million, or 5.5%, to $270.5 million in the nine months period ended September 29, 2018, as compared to $256.5 million in the prior year period. Net sales from the acquisitions of Burford, CVP Systems, Scanico, Hinds-Bock and Ve.Ma.C, which were acquired on May 1, 2017, June 30, 2017, December 7, 2017, February 16, 2018 and April 3, 2018, respectively, accounted for an increase of $50.1 million during the nine months period ended September 29, 2018.  Excluding the impact of these acquisitions, net sales of the Food Processing Equipment Group decreased $36.1 million, or 14.1%. The adoption of ASC 606 increased net sales by approximately $17.1 million. Excluding the impact of foreign exchange, acquisitions and the adoption of ASC 606, net sales decreased $55.0 million, or 21.4% at the Food Processing Equipment Group. Domestically, the company realized a sales decrease of $5.8 million, or 3.1%, to $183.5 million, as compared to $189.3 million in the prior year period. This includes an increase of $22.8 million from the recent acquisitions. Excluding the acquisitions, the net decrease in domestic sales was $28.6 million, or 15.1%. International sales increased $19.8 million, or 29.5%, to $87.0 million, as compared to $67.2 million in the prior year period. This includes an increase of $27.3 million from the recent acquisitions and an increase of $1.8 million related to the favorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales decrease in international sales was $7.5 million, or 11.2%. Revenues for the Food Processing Equipment Group have been affected by the timing and deferral of certain large orders which create quarterly volatility for the group.

•
Net sales of the Residential Kitchen Equipment Group increased by $4.9 million, or 1.1%, to $450.2 million in the nine months period ended September 29, 2018, as compared to $445.3 million in the prior year period. Excluding the impact of foreign exchange, net sales decreased $5.7 million, or 1.3% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $17.1 million, or 6.5%, to $280.1 million, as compared to $263.0 million in the prior year period. Sales at Viking increased by approximately 16% during the year. This increase was offset by the temporary impact of consolidating our premium brands through company owned distribution and canceling certain third party distributors. International sales decreased $12.2 million, or 6.7%, to $170.1 million, as compared to $182.3 million in the prior year quarter. This includes a favorable impact of exchange rates of $10.6 million. The sales decrease reflects slower conditions in the UK market impacting the AGA and Rangemaster brands. Additionally, revenues at non-core businesses, acquired in connection with AGA, have been lower and have been impacted by restructuring initiatives.

GROSS PROFIT. Gross profit increased to $723.6 million in the nine months period ended September 29, 2018 from $672.6 million in the prior year period, reflecting the impact of increased sales from the acquisitions, adoption of ASC 606 and favorable impact of foreign exchange rates of $6.1 million. The gross margin rate decreased from 39.5% in the nine months period ended September 30, 2017 as compared to 36.8% in the current year period. The gross margin rate excluding acquisitions, adoption of ASC 606 and the impact of foreign exchange was 38.8%.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $70.3 million, or 17.3%, to $475.5 million in the nine months period ended September 29, 2018, as compared to $405.2 million in the prior year period. Gross profit from the acquisitions of Sveba Dahlen, QualServ, L2F, Globe, Firex, Josper, and Taylor accounted for approximately $51.2 million of the increase in gross profit during the period. Excluding the recent acquisitions, gross profit increased by approximately $19.1 million. The impact of foreign exchange rates increased gross profit by approximately $1.6 million. The gross margin rate decreased to 38.2%, as compared to 40.5% in the prior year period, due to lower margins at recent acquisitions. The gross margin rate excluding acquisitions and the impact of foreign exchange was 41.2%.

•
Gross profit at the Food Processing Equipment Group decreased by $12.3 million, or 11.8%, to $91.8 million in the nine months period ended September 29, 2018, as compared to $104.1 million in the prior year period. Gross profit from the acquisitions of Burford, CVP Systems, Scanico, Hinds-Bock and Ve.Ma.C increased gross profit by approximately $17.6 million during the period. The adoption of ASC 606 increased gross profit by approximately $5.0 million. Excluding the recent acquisitions and adoption of ASC 606, gross profit decreased by approximately $34.9 million on lower sales volumes. The impact of foreign exchange rates increased gross profit by approximately $1.1 million. The gross profit margin rate decreased to 33.9%, as compared to 40.6% in the prior year period reflecting the impact of lower volumes and unfavorable product mix resulting from lesser sales of protein equipment which generally have higher margins.

•
Gross profit at the Residential Kitchen Equipment Group decreased by $6.9 million, or 4.1%, to $160.0 million in the nine months period ended September 29, 2018, as compared to $166.9 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $3.4 million. The gross margin rate decreased to 35.5%, as compared to 37.5% in the prior year period, due primarily to the impact of the domestic distribution changes and sales incentives related to the Viking brand.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $351.5 million in the nine months period ended September 30, 2017 to $399.3 million in the nine months period ended September 29, 2018.  As a percentage of net sales, selling, general and administrative expenses were 20.6% in the nine months period ended September 30, 2017, as compared to 20.3% in the nine months period ended September 29, 2018.
Selling, general and administrative expenses reflect increased costs of $54.5 million associated with the 2017 acquisitions of Burford, CVP Systems, Sveba Dahlen, QualServ, L2F, Globe and Scanico and the fiscal 2018 acquisitions of Hinds-Bock, Ve.Ma.C, Firex, Josper, and Taylor, including $15.6 million of intangible amortization expense. The unfavorable impact of foreign exchange rates increased selling, general and administrative expenses by approximately $4.0 million. Additionally, selling general and administrative expenses decreased $3.6 million related to lower compensation costs, $1.2 million related to lower non-cash share based compensation, and $3.2 million related to lower intangible amortization expense.

RESTRUCTURING EXPENSES. Restructuring expenses increased $0.8 million from $17.4 million in the nine months period ended September 30, 2017 to $18.2 million in the nine months period ended September 29, 2018. In the nine months period ended September 30, 2017, restructuring expenses related cost reduction initiatives related to the AGA Group. Additionally, restructuring charges included cost reduction initiatives primarily related to headcount reductions at the Commercial Foodservice Equipment Group, Food Processing Equipment Group and Residential Kitchen Equipment Group. In the nine months period ended September 29, 2018, restructuring charges related primarily to exiting operations of a non-core business in the Residential Kitchen Equipment Group as well as headcount reductions at the Commercial Foodservice Equipment Group and additional cost reduction initiatives related to the AGA Group.

GAIN ON SALE OF PLANT. In the nine months period ended September 30, 2017 the gain on sale of plant was $12.0 million related to the sale of a manufacturing facility within the Commercial Foodservice Equipment Group, proceeds of which were used to purchase a larger manufacturing facility to gain efficiencies in workflow and allow for future manufacturing consolidation efforts.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $38.4 million in the nine months period ended September 29, 2018, as compared to $18.1 million in the prior year period reflecting higher interest rates and higher debt balances related to the funding of acquisitions.

INCOME TAXES. A tax provision of $73.0 million, at an effective rate of 24.7%, was recorded during the nine months period ended September 29, 2018, as compared to $99.4 million at an effective rate of 30.8%, in the prior year period. In comparison to the prior year period, the tax provision reflects a lower federal tax rate of 21.0%, as opposed to 35.0% in 2017, partially offset by additional taxes due under the Tax Cuts and Jobs Act of 2017. The 2017 tax provision was lower than the statutory rate of 35.0% primarily due to a discrete tax benefit recognized as a result of the adoption of ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting". During the nine months ended September 30, 2018, we have not recorded any measurement period adjustments to the provisional estimates recorded at December 31, 2017. Final accounting for these impacts is expected in the fourth quarter of 2018, subsequent to the company's completion of 2017 tax returns.

Financial Condition and Liquidity
During the nine months ended September 29, 2018, cash and cash equivalents decreased by $13.1 million to $76.6 million at September 29, 2018 from $89.7 million at December 30, 2017. Net borrowings increased from $1.0 billion at December 30, 2017 to $2.0 billion at September 29, 2018, primarily as a result of acquisitions.
OPERATING ACTIVITIES. Net cash provided by operating activities was $252.0 million for the nine months ended September 29, 2018, compared to $204.9 million for the nine months ended September 30, 2017.
During the nine months ended September 29, 2018, changes in assets and liabilities reduced operating cash flows by $61.3 million. The changes included an increase in accounts receivable of $38.9 million due to increased sales volumes at the Commercial Foodservice Equipment Group and domestic premium brands within the Residential Kitchen Equipment Group. In addition receivables increased at the Food Processing Equipment Group due to timing of large orders in the nine months ended September 29, 2018. Inventory increased $25.6 million and accounts payable increased by $24.6 million due to increased sales volume and order rates at the Commercial Foodservice Equipment Group and domestic premium brands within the Residential Kitchen Equipment Group. Changes also included a $31.7 million decrease in accrued expenses and other non-current liabilities primarily related to the payment of 2017 annual rebate programs at the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group and payment of 2017 incentive obligations.
INVESTING ACTIVITIES. During the nine months ended September 29, 2018, net cash used for investing activities amounted to $1.2 billion. This included $1.1 billion for the 2018 acquisitions of Hinds-Bock, JoeTap, Ve.Ma.C, Firex, Josper and Taylor, $5.4 million related to the purchase of a tradename and $32.6 million of additions and upgrades of production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows provided by financing activities were $0.9 billion during the nine months ended September 29, 2018. The company’s borrowing activities included $0.9 billion of net proceeds under its $2.5 billion Credit Facility and $7.0 million of net repayments under its foreign banking facilities.
At September 29, 2018, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its Credit Facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, acquisitions, product development and integration expenditures for the foreseeable future.

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
During the nine months period ended September 29, 2018, the company adopted ASC 606, "Revenue from Contracts with Customers". See Part 1, Notes to Condensed Consolidated Financial Statements, Note 5 - Revenue Recognition for additional information on the required disclosures related to the impact of adopting this guidance.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period Ending	Variable Rate Debt

2019	$3,125
2020	362
2021	1,954,356
2022	325
2023 and thereafter	200
$1,958,368
On July 28, 2016, the company entered into an amended and restated five-year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"), with the potential under certain circumstances to increase the amount of the Credit Facility to $3.0 billion. As of September 29, 2018, the company had $2.0 billion of borrowings outstanding under the Credit Facility, including $1.9 billion of borrowings in U.S. Dollars, $80.0 million of borrowings denominated in Euro and $6.5 million of borrowings denominated in British Pounds. The company also had $12.3 million in outstanding letters of credit as of September 29, 2018, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $0.5 billion at September 29, 2018.
At September 29, 2018, borrowings under the Credit Facility accrued interest at a rate of 1.625% above LIBOR per annum or 0.625% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 3.81% at the end of the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.25% per annum as of September 29, 2018.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At September 29, 2018, these foreign credit facilities amounted to $4.2 million in U.S. Dollars with a weighted average per annum interest rate of approximately 5.59%.
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the revolving credit line. At September 29, 2018, the company had outstanding floating-to-fixed interest rate swaps totaling $999.0 million notional amount carrying an average interest rate of 2.17% that mature in more than 12 months but less than 84 months.

The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBIDTA (each as defined in the Credit Facility) of 3.50 to 1.00, which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At September 29, 2018, the company was in compliance with all covenants pursuant to its borrowing agreements.
Financing Derivative Instruments
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of September 29, 2018, the fair value of these instruments was an asset of $26.5 million. The change in fair value of these swap agreements in the first nine months of 2018 was a gain of $13.6 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a gain of $0.4 million at the end of the third quarter of 2018.

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
As of September 29, 2018, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended September 29, 2018, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the nine months ended September 29, 2018, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
July 1 to July 28, 2018	—	$—	—	2,373,800
July 29 to August 25, 2018	—	—	—	2,373,800
August 26 to September 29, 2018	—	—	—	2,373,800
Quarter ended September 29, 2018	—	$—	—	2,373,800
(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. As of September 29, 2018, the total number of shares authorized for repurchase under the program is 2,500,000. As of September 29, 2018, 126,200 shares had been purchased under the 2017 stock repurchase program.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended September 29, 2018, filed on November 8, 2018, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	November 8, 2018	By:	/s/ Timothy J. FitzGerald
Timothy J. FitzGerald
Vice President,
Chief Financial Officer