Form 10-K
period 2018-12-29
MIDDLEBY CORP
filed 2019-02-27
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 29, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                             Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                                     Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer, large accelerated filer, smaller reporting company, and emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2018 was approximately $5,702,423,085.

The number of shares outstanding of the Registrant’s class of common stock, as of February 25, 2019, was 55,703,466 shares.

Documents Incorporated by Reference

Part III of Form 10-K incorporates by reference the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2019 annual meeting of stockholders.

THE MIDDLEBY CORPORATION
DECEMBER 29, 2018
FORM 10-K ANNUAL REPORT

PART I

Item 1.      Business

General

The Middleby Corporation, a Delaware corporation (“Middleby” or the “company”), through its operating subsidiary Middleby Marshall Inc., a Delaware corporation (“Middleby Marshall”) and its subsidiaries, is a leader in the design, manufacture, marketing, distribution, and service of a broad line of (i) foodservice equipment used in all types of commercial restaurants and institutional kitchens, (ii) food preparation, cooking, baking, chilling and packaging equipment for food processing operations, and (iii) premium kitchen equipment including ranges, ovens, refrigerators, ventilation and dishwashers primarily used in the residential market.

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

Commercial Foodservice Equipment Group

The Commercial Foodservice Equipment Group has a broad portfolio of foodservice equipment, which enable it to serve virtually any cooking, warming, refrigeration, freezing and beverage application within a commercial kitchen or foodservice operation. This equipment is used across all types of foodservice operations, including quick-service restaurants, full-service restaurants, convenience stores, retail outlets, hotels and other institutions.

This commercial foodservice equipment is marketed under a portfolio of fifty-one brands, including Anets, Bear Varimixer, Beech, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, CTX, Carter-Hoffmann, Celfrost, Concordia, CookTek, Crown, Desmon, Doyon, Eswood, Firex, Follett, Frifri, Giga, Globe, Goldstein, Holman, Houno, IMC, Induc, Jade, JoeTap, Josper, L2F, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, QualServ, Southbend, Star, Sveba Dahlen, Taylor, Toastmaster, TurboChef, Wells and Wunder-Bar.

The products offered by this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, food warming equipment, catering equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, griddles, charcoal grills, professional mixers, stainless steel fabrication, custom millwork, professional refrigerators, blast chillers, coldrooms, ice machines, freezers, and soft serve, ice cream, coffee, and beverage dispensing equipment.

Food Processing Equipment Group

The Food Processing Equipment Group offers a broad portfolio of processing solutions for customers producing pre-cooked meat products, such as hot dogs, dinner sausages, poultry and lunchmeats and baked goods such as muffins, cookies and bread. Through its broad line of products, the company is able to deliver a wide array of cooking solutions to service a variety of food processing requirements demanded by its customers. The company can offer highly integrated solutions that provide a food processing operation a uniquely integrated solution providing for the highest level of food quality, product consistency, and reduced operating costs resulting from increased product yields, increased capacity, greater throughput and reduced labor costs through automation.

This food processing equipment is marketed under a portfolio of twenty-one brands, including Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Cozzini, CVP Systems, Danfotech, Drake, Emico, Glimek, Hinds-Bock, Maurer-Atmos, MP Equipment, M-TEK, RapidPak, Scanico, Spooner Vicars, Stewart Systems, Thurne and Ve.Ma.C.

The products offered by this group include a wide array of cooking and baking solutions, including batch ovens, baking ovens, proofing ovens, conveyor belt ovens, continuous processing ovens, frying systems and automated thermal processing systems. The company also provides a comprehensive portfolio of complementary food preparation equipment such as grinders, slicers, reduction and emulsion systems, mixers, blenders, battering equipment, breading equipment, seeding equipment, water cutting systems, food presses, food suspension equipment, filling and depositing solutions and forming equipment, as well as a variety of automated loading and unloading systems, food safety, food handling, freezing, defrosting and packaging equipment. This portfolio of equipment can be integrated to provide customers a highly efficient and customized solution.

Residential Kitchen Equipment Group

The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. Principal product lines of this group are ranges, cookers, stoves, ovens, refrigerators, dishwashers, microwaves, cooktops, wine coolers, ice machines, ventilation equipment and outdoor equipment. These products are sold and marketed under a portfolio of eighteen brands, including AGA, AGA Cookshop, Brigade, Fired Earth, Heartland, La Cornue, Leisure Sinks, Lynx, Marvel, Mercury, Rangemaster, Rayburn, Redfyre, Sedona, Stanley, TurboChef, U-Line and Viking.

Acquisition Strategy

The company has pursued a strategy to acquire and assemble a leading portfolio of brands and technologies for each of its three business segments. Over the past two years, the company has completed fifteen acquisitions to add to its portfolio of brands and technologies of the Commercial Foodservice Equipment Group, the Food Processing Equipment Group and the Residential Kitchen Equipment Group. These acquisitions have added sixteen brands to the Middleby portfolio and positioned the company as a leading provider of equipment in each respective industry.

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

•
March 2018: The company completed its acquisition of certain assets of JoeTap, a leading innovator of on-demand nitro and cold brew coffee dispensing equipment for the commercial foodservice industry for a purchase price of approximately $3.2 million.

•
April 2018: The company completed its acquisition of all of the capital stock of Firex S.r.l. ("Firex"), a leading manufacturer of steam cooking equipment for the commercial foodservice industry located in Sedico, Italy, for a purchase price of approximately $53.7 million, net of cash acquired.

•
May 2018: The company completed its acquisition of all of the issued share capital of Josper S.A. ("Josper"), a leading manufacturer of charcoal grill and oven cooking equipment for commercial foodservice and residential applications located in Pineda de Mar, Spain, for a purchase price of approximately $39.3 million, net of cash acquired.

•
June 2018: The company completed its acquisition of all of the capital stock of the Taylor Company ("Taylor"), a world leader in beverage solutions, soft serve and ice cream dispensing equipment, frozen drink machines, and automated double-sided grills, located in Rockton, Illinois, for a purchase price of approximately $1.0 billion.

•
December 2018: The company completed its acquisition of all of the capital stock of the Crown Food Service Equipment, Ltd. ("Crown"), a leading design and manufacturer of steam cooking equipment for the commercial foodservice industry located in Toronto, Canada, for a purchase price of approximately $42.0 million, net of cash acquired.

Food Processing Equipment Group

•
May 2017: The company completed its acquisition of all of the capital stock of Burford Corp. ("Burford"). Burford is a leading manufacturer of industrial baking equipment for the food processing industry located in Maysville, Oklahoma, for a purchase price of approximately $14.8 million, net of cash acquired.

•
June 2017: The company completed its acquisition of all of the capital stock of CVP Systems, Inc. ("CVP Systems"), a leading manufacturer of high-speed packaging systems for the meat processing industry located in Downers Grove, Illinois, for a purchase price of approximately $29.8 million, net of cash acquired.

•
December 2017: The company completed its acquisition of all of the capital stock of Scanico A/S ("Scanico"), a leading manufacturer of industrial cooling and freezing equipment for the food processing industry located in Aalborg, Denmark, for a purchase price of $34.5 million, net of cash acquired.

•
February 2018: The company completed its acquisition of all of the capital stock of Hinds-Bock Corporation ("Hinds-Bock"), a leading manufacturer of solutions for filling and depositing bakery and food product located in Bothell, Washington, for a purchase price of $25.4 million, net of cash acquired.

•
April 2018: The company completed its acquisition of all of the capital stock of Ve.Ma.C S.r.l. ("Ve.Ma.C"), a leading designer and manufacturer of handling, automation and robotics solutions for protein food processing lines located in Castelnuovo Rangone, Italy, for a purchase price of approximately $10.5 million, net of cash acquired.

•
October 2018: The company completed its acquisition of all of the capital stock of the M-TEK Corporation ("M-TEK"), a leading manufacturer of Modified Atmospheric Packaging (MAP) systems located in Elgin, Illinois, for a purchase price of approximately $20.0 million.

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

Over the past several decades, the commercial foodservice equipment industry has enjoyed steady growth in the United States due to the development of new quick-service and casual-theme restaurant chain concepts, the expansion of foodservice into nontraditional locations such as convenience stores and store equipment modernization driven by efforts to improve efficiencies within foodservice operations. In the international markets, foodservice equipment manufacturers have been experiencing growth due to expanding international economies and increased opportunity for expansion by U.S. chains into developing regions.

The company believes that the worldwide commercial foodservice equipment market has sales in excess of $20.0 billion. The cooking, warming, refrigeration, freezing and beverage dispensing equipment segment of this market is estimated by management to exceed $3.0 billion in North America and $5.0 billion worldwide. The company believes that continuing growth in demand for foodservice equipment will result from the development of new restaurant concepts in the U.S. and the expansion of U.S. and foreign chains into international markets, the replacement and upgrade of existing equipment and new equipment requirements resulting from menu changes.

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

Residential Kitchen Equipment Industry

The company’s end-users include customers with high-end residential kitchens.  The premium segment of the residential kitchen equipment industry is estimated to be in excess of $1.0 billion annually in North America and $3.0 billion worldwide.  The market potential for such equipment has continued to broaden due to an increase in interest from the consumer to have professional style higher performing appliances in their home.  The kitchen has been an area in which consumers have invested over the past several decades to increase the personal satisfaction and the value of their home.  Other important factors which affect the market size and growth include the level of new home starts, home remodels and general macro-economic factors. Macro-economic factors such as GDP growth, employment rates, inflation and consumer confidence, which impact the overall economy, impact the residential kitchen equipment industry and cause variability in the revenues at this segment.

Backlog

Commercial Foodservice Equipment Group

The backlog of orders for the Commercial Foodservice Equipment Group was $134.5 million at December 29, 2018, most all of which is expected to be filled during 2019. The acquired Firex, Josper, Taylor and Crown businesses accounted for $26.5 million of the backlog. The Commercial Foodservice Equipment Group's backlog was $105.2 million at December 30, 2017. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of this segment's products.

Food Processing Equipment Group

The backlog of orders for the Food Processing Equipment Group was $103.5 million at December 29, 2018, all of which is expected to be filled during 2019. The acquired Hinds-Bock, Ve.Ma.C and M-TEK businesses accounted for $21.9 million of the backlog. The Food Processing Equipment Group's backlog was $61.6 million at December 30, 2017.

Residential Kitchen Equipment Group

The backlog of orders for the Residential Kitchen Equipment Group was $47.8 million at December 29, 2018, all of which is expected to be filled during 2019. The Residential Kitchen Equipment Group's backlog was $35.0 million at December 30, 2017. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of this segment's products.

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

The Commercial Foodservice Equipment Group manufactures its products in seventeen domestic and fifteen international production facilities. These production facilities are located in Fort Smith, Arkansas; Brea, California; Vacaville, California; Windsor, California; Elgin, Illinois; Mundelein, Illinois; Rockton, Illinois; Menominee, Michigan; Bow, New Hampshire; Fuquay-Varina, North Carolina; Dayton, Ohio; Bethlehem, Pennsylvania; Easton, Pennsylvania; Smithville, Tennessee; Carrollton, Texas; Essex Junction, Vermont; Redmond, Washington; New South Wales, Australia; Toronto, Canada; Shanghai, China; Brondby, Denmark; Randers, Denmark; Viljandi, Estonia; Nusco, Italy; Scandicci, Italy; Sedico, Italy; Laguna, the Philippines; Wislina, Poland; Pineda de Mar, Spain; Fristad, Sweden; Lincoln, the United Kingdom; and Wrexham, the United Kingdom.

The Food Processing Equipment Group manufactures its products in eleven domestic and six international production facilities. These production facilities are located in Gainesville, Georgia; Chicago, Illinois; Downers Grove, Illinois; Elgin, Illinois; Algona, Iowa; Clayton, North Carolina; Maysville, Oklahoma; Plano, Texas; Waynesboro, Virginia; Bothell, Washington; Lodi, Wisconsin; Aalborg, Denmark; Mauron, France; Reichenau, Germany; Bangalore, India; Castelnuovo Rangone, Italy and Norwich, the United Kingdom.

The Residential Kitchen Equipment Group manufactures its products in six domestic and five international production facilities. These production facilities are located in Downey, California; Greenville, Michigan; Greenwood, Mississippi (three separate facilities); Brown Deer, Wisconsin; Saint Ouen L'aumone, France; Waterford, Ireland; Ketley, the United Kingdom; Leamington Spa, the United Kingdom and Nottingham, the United Kingdom.

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

Research and Development

The company believes its future success will depend in part on its ability to develop new products and to improve existing products. Much of the company's research and development efforts at the Commercial Foodservice Equipment Group, the Food Processing Equipment Group and the Residential Kitchen Equipment Group are directed to the development and improvement of products designed to reduce cooking and processing time, increase capacity or throughput, reduce energy consumption, minimize labor costs, improve product yield and improve safety, while maintaining consistency and quality of cooking production and food preparation. The company has identified these issues as key concerns for most of its customers. The company often identifies product improvement opportunities by working closely with customers on specific applications. Most research and development activities are performed by the company's technical service and engineering staff located at each manufacturing location. On occasion, the company will contract outside engineering firms to assist with the development of certain technical concepts and applications. See Note 3(n) to the Consolidated Financial Statements for further information on the company's research and development activities.

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

The company's leading portfolio of trade names of its Commercial Foodservice Equipment Group include Anets, Bear Varimixer, Beech, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, CTX, Carter-Hoffmann, Celfrost, Concordia, CookTek, Crown, Desmon, Doyon, Eswood, Firex, Follett, Frifri, Giga, Globe, Goldstein, Holman, Houno, IMC, Induc, Jade, JoeTap, Josper, L2F, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, QualServ, Southbend, Star, Sveba Dahlen, Taylor, Toastmaster, TurboChef, Wells and Wunder-Bar.

The company’s leading portfolio of trade names of its Food Processing Equipment Group include Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Cozzini, CVP Systems, Danfotech, Drake, Emico, Glimek, Hinds-Bock, Maurer-Atmos, MP Equipment, M-TEK, RapidPak, Scanico, Spooner Vicars, Stewart Systems, Thurne and Ve.Ma.C.

The company’s leading portfolio of trade names of its Residential Kitchen Equipment Group include AGA, AGA Cookshop, Brigade, Fired Earth, Heartland, La Cornue, Leisure Sinks, Lynx, Marvel, Mercury, Rangemaster, Rayburn, Redfyre, Sedona, Stanley, TurboChef, U-Line and Viking.

The company holds a broad portfolio of patents and licenses covering technology and applications related to various products, equipment and systems. Management believes the expiration of any one of these patents would not have a material adverse effect on the overall operations or profitability of the company.

Employees

As of December 29, 2018, 9,346 persons were employed by the company and its subsidiaries among the various groups as described below.

Commercial Foodservice Equipment Group

As of December 29, 2018, 5,425 persons were employed within the Commercial Foodservice Equipment Group. Of this amount, 2,271 were management, administrative, sales, engineering and supervisory personnel; 2,676 were hourly production non-union workers; and 478 were hourly production union members. Included in these totals were 2,197 individuals employed outside of the United States, of which 1,184 were management, sales, administrative and engineering personnel, 871 were hourly production non-union workers and 142 were hourly production union workers, who participate in an employee cooperative. At its Windsor, California facility, the company has a union contract with the Sheet Metal Workers International Association that expires on December 31, 2020. At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on July 31, 2022. At its Easton, Pennsylvania facility, the company has a union contract with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union that expires on May 4, 2019. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that expires on June 30, 2021. Management believes that the relationships between employees, unions and management are good.

Food Processing Equipment Group

As of December 29, 2018, 1,411 persons were employed within the Food Processing Equipment Group. Of this amount, 726 were management, administrative, sales, engineering and supervisory personnel; 576 were hourly production non-union workers; and 109 were hourly production union members. Included in these totals were 571 individuals employed outside of the United States, of which 342 were management, sales, administrative and engineering personnel and 229 were hourly production non-union workers. At its Lodi, Wisconsin facility, the company has a contract with the International Association of Bridge, Structural, Ornamental and Reinforcing Ironworkers that expires on December 31, 2021. At its Algona, Iowa facility, the company has a union contract with the United Food and Commercial Workers that expires on December 30, 2022. Management believes that the relationships between employees, unions and management are good.

Residential Kitchen Equipment Group

As of December 29, 2018, 2,474 persons were employed within the Residential Kitchen Equipment Group. Of this amount, 1,129 were management, administrative, sales, engineering and supervisory personnel and 1,345 were hourly production workers. Included in these totals were 1,279 individuals employed outside of the United States, of which 723 were management, sales, administrative and engineering personnel and 556 were hourly non-union production workers. Management believes that the relationships between employees and management are good.

Corporate

As of December 29, 2018, 36 persons were employed at the corporate office.

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

Item 1A.      Risk Factors

The company’s business, results of operations, cash flows and financial condition are subject to various risks, including, but not limited to those set forth below. If any of the following risks actually occurs, the company’s business, results of operations, cash flows and financial condition could be materially adversely affected. These risk factors should be carefully considered together with the other information in this Annual Report on Form 10-K, including the risks and uncertainties described under the heading Special Note Regarding Forward-Looking Statements.

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

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets or the Company’s business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum.   The U.K. is currently negotiating the terms of its exit from the European Union (“Brexit”) scheduled for March 29, 2019. In November 2018, the U.K. and the European Union agreed upon a draft Withdrawal Agreement that sets out the terms of the U.K.’s departure, including commitments on citizen rights after Brexit, a financial settlement from the U.K., and a transition period from March 29, 2019 through December 31, 2020 to allow time for a future trade deal to be agreed. On January 15, 2019, the draft Withdrawal Agreement was rejected by the U.K. Parliament creating significant uncertainty about the terms and timing under which the U.K. will leave the European Union.

If the U.K. leaves the European Union with no agreement (“hard Brexit”), it will likely have an adverse impact on labor and trade in addition to creating further short-term uncertainty and currency volatility. In the absence of a future trade deal, the U.K.’s trade with the European Union and the rest of the world would be subject to tariffs and duties set by the World Trade Organization. Additionally, the movement of goods between the U.K. and the remaining member states of the European Union will be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. These changes to the trading relationship between the U.K and European Union would likely result in increased cost of goods imported into and exported from the U.K. and may decrease the profitability of the Company's U.K. and other operations. Additional currency volatility could drive a weaker British pound, which increases the cost of goods imported into the U.K. operations and may decrease the profitability of the U.K. operations. A weaker British pound versus the U.S. dollar also causes local currency results of U.K. operations to be translated into fewer U.S. dollars during a reporting period. With a range of outcomes still possible, the impact from Brexit remains uncertain and will depend, in part, on the final outcome of tariff, trade, regulatory and other negotiations.

The company’s level of indebtedness could adversely affect its business, results of operations and growth strategy.

The company now has and may continue to have a significant amount of indebtedness. At December 29, 2018, the company had $1,892.1 million of borrowings and $12.1 million in letters of credit outstanding. To the extent the company requires additional capital resources, there can be no assurance that such funds will be available on favorable terms, or at all. The unavailability of funds could have a material adverse effect on the company’s financial condition, results of operations and ability to expand the company’s operations.

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

Fluctuations in Interest Rates Could Adversely Affect Our Results of Operations and Financial Position.

Our profitability may be adversely affected during any periods of unexpected or rapid increases in interest rates. We maintain a revolving credit facility, which, at December 29, 2018, bore interest at either 1.63% above LIBOR per annum or 0.63% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. A significant increase in any of the forgoing rates would significantly increase our cost of borrowings, reduce the availability and increase the cost of obtaining new debt and refinancing existing indebtedness and/or negatively impact the market price of our common stock. For additional detail related to this risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk."

The company has a significant amount of goodwill and could suffer losses due to asset impairment charges.

The company’s balance sheet includes a significant amount of goodwill, which represents approximately 38% of its total assets as of December 29, 2018. The excess of the purchase price over the fair value of assets acquired, including identifiable intangible assets, and liabilities assumed in conjunction with acquisitions is recorded as goodwill. In accordance with Accounting Standards Codification (“ASC”) 350 Intangibles-Goodwill and Other, the company’s long-lived assets (including goodwill and other intangibles) are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of long-lived assets, the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. Various uncertainties, including continued adverse conditions in the capital markets or changes in general economic conditions, could impact the future operating performance at one or more of the company’s businesses, which could significantly affect the company’s valuations and could result in additional future impairments. Also, estimates of future cash flows are judgments based on the company’s experience and knowledge of operations. These estimates can be significantly impacted by many factors, including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges. Any such charge could have a material adverse effect on the company’s reported net earnings.

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

The company plans to continue to expand its operations internationally. The company faces certain risks inherent in doing business in international markets. These risks include:

•	extensive regulations and oversight, tariffs and other trade barriers, including recently imposed tariffs with respect to certain products imported from China or exported to China;

•	withdrawal from or renegotiation of international trade agreements and other restrictions on trade between the United States and other countries;

•	effects of the United Kingdom's decision to exit the European Union and related potential disruption to trade;

•	reduced protection for intellectual property rights;

•	difficulties in staffing and managing foreign operations;

•	potentially adverse tax consequences;

•	limitations on ownership and on repatriation of earnings;

•	transportation delays and interruptions;

•	political, social, and economic instability and disruptions;

•	labor unrests;

•	potential for nationalization of enterprises; and

•	limitations on the company’s ability to enforce legal rights and remedies.

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

Because the company has a significant number of workers whose employment is subject to collective bargaining agreements and labor union representation, the company is vulnerable to possible organized work stoppages and similar actions. Unionized employees accounted for approximately 6% of the company’s workforce as of December 29, 2018. The company has union contracts with employees at its facilities in Windsor, California; Algona, Iowa; Elgin, Illinois; Easton, Pennsylvania and Lodi, Wisconsin that extend through December 2020, December 2022, July 2022, May 2019 and December 2021, respectively. The company also has a union workforce at its manufacturing facility in the Philippines under a contract that extends through June 2021. Approximately 2% of the company's workforce is covered by collective bargaining agreements that expire within one year. Any future strikes, employee slowdowns or similar actions by one or more unions, in connection with labor contract negotiations or otherwise, could have a material adverse effect on the company’s ability to operate the company’s business.

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

The company’s information systems, or those of its third-party service providers, could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt the company’s business, increase costs and/or could result in the loss of assets. Cybersecurity attacks are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, corruption or destruction of data and other manipulation or improper use of systems or networks. These events could negatively impact the company’s customers and/or reputation and lead to financial losses from remediation actions, loss of business, production downtimes, operational delays or potential liability, penalties, fines or other increases in expense, all of which may have a material adverse effect on the company’s business. In addition, as security threats and cybersecurity and data privacy and protection laws and regulations continue to evolve and increase in terms of sophistication, we may invest additional resources in the security of our systems. Any such increased level of investment could adversely affect our financial condition or results of operations.

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

Item 1B.      Unresolved Staff Comments

Not applicable.

Item 2.      Properties

The company's principal executive offices are located in Elgin, Illinois. The company operates thirty-four manufacturing facilities in the U.S. and twenty-six manufacturing facilities internationally.

The principal properties of the company used to conduct business operations are listed below:

Location	Principal Function	Square Footage	Owned/ Leased	Lease Expiration
Commercial Foodservice:
Fort Smith, AK	Manufacturing, Warehousing and Offices	440,200	Leased	Aug-24
Brea, CA	Manufacturing, Warehousing and Offices	80,700	Leased	Sep-20
Vacaville, CA	Manufacturing, Warehousing and Offices	81,200	Leased	May-27
Windsor, CA	Manufacturing, Warehousing and Offices	75,000	Leased	Oct-22
Elgin, IL	Manufacturing, Warehousing and Offices	207,000	Owned	N/A
Mundelein, IL	Manufacturing, Warehousing and Offices	70,000	Owned	N/A
Rockton, IL	Manufacturing, Warehousing and Offices	339,400	Owned	N/A
South Beloit, IL	Warehousing	130,900	Leased	Jun-23
Menominee, MI	Manufacturing, Warehousing and Offices	60,000	Owned	N/A
Bow, NH	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
Concord, NH	Warehousing	39,000	Leased	Mar-19
Pembroke, NH	Warehousing	111,900	Leased	Jul-24
Fuquay-Varina, NC	Manufacturing, Warehousing and Offices	183,900	Owned	N/A
Dayton, OH	Manufacturing, Warehousing and Offices	37,700	Owned	N/A
Bethlehem, PA	Manufacturing, Warehousing and Offices	72,900	Leased	Dec-24
Easton, PA	Manufacturing, Warehousing and Offices	156,700	Owned	N/A
Smithville, TN	Manufacturing, Warehousing and Offices	268,000	Owned	N/A
Carrollton, TX	Manufacturing, Warehousing and Offices	132,400	Leased	Aug-22
Essex Junction, VT	Manufacturing, Warehousing and Offices	180,000	Owned	N/A
Redmond, WA	Manufacturing, Warehousing and Offices	42,400	Leased	May-22
New South Wales, Australia	Manufacturing, Warehousing and Offices	204,900	Owned	N/A
Toronto, Canada	Manufacturing, Warehousing and Offices	101,500	Owned	N/A
Shanghai, China	Manufacturing, Warehousing and Offices	74,000	Leased	Apr-20
Brøndby, Denmark	Manufacturing, Warehousing and Offices	50,900	Owned	N/A
Randers, Denmark	Manufacturing, Warehousing and Offices	50,100	Owned	N/A
Viljandi, Estonia	Manufacturing and Offices	47,000	Owned	N/A
Nusco, Italy	Manufacturing, Warehousing and Offices	260,600	Owned	N/A
Scandicci, Italy	Manufacturing, Warehousing and Offices	37,600	Leased	Apr-25
Sedico, Italy	Manufacturing, Warehousing and Offices	52,500	Leased	Feb-24
Laguna, the Philippines	Manufacturing, Warehousing and Offices	115,200	Owned	N/A
Wiślina, Poland	Manufacturing, Warehousing and Offices	77,500	Owned	N/A
Pineda de Mar, Spain	Manufacturing, Warehousing and Offices	50,100	Owned	N/A
Fristad, Sweden	Manufacturing, Warehousing and Offices	173,700	Owned	N/A
Lincoln, the United Kingdom	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
Wrexham, the United Kingdom	Manufacturing, Warehousing and Offices	62,600	Owned	N/A

Food Processing:
Gainesville, GA	Manufacturing, Warehousing and Offices	107,000	Owned	N/A
Chicago, IL	Manufacturing, Warehousing and Offices	64,400	Leased	Mar-19
Downers Grove, IL	Manufacturing, Warehousing and Offices	18,000	Leased	Jul-19
Elgin, IL	Manufacturing, Warehousing and Offices	25,000	Owned	N/A
Algona, IA	Manufacturing, Warehousing and Offices	70,100	Owned	N/A
Clayton, NC	Manufacturing, Warehousing and Offices	65,300	Leased	Oct-24
Maysville, OK	Manufacturing, Warehousing and Offices	36,700	Owned	N/A
Plano, TX	Manufacturing, Warehousing and Offices	339,100	Leased	Apr-22

Waynesboro, VA	Manufacturing, Warehousing and Offices	26,400	Owned	N/A
Bothell, WA	Manufacturing, Warehousing and Offices	23,600	Leased	May-25
Lodi, WI	Manufacturing, Warehousing and Offices	114,600	Owned	N/A
Aalborg, Denmark	Manufacturing, Warehousing and Offices	68,300	Leased	Dec-22
Mauron, France	Manufacturing, Warehousing and Offices	98,000	Leased	Jan-23
Reichenau, Germany	Manufacturing, Warehousing and Offices	57,900	Owned	N/A
Bangalore, India	Manufacturing, Warehousing and Offices	75,000	Leased	Feb-22
Castelnuovo Rangone, Italy	Manufacturing, Warehousing and Offices	26,900	Leased	Dec-20
Norwich, the United Kingdom	Manufacturing, Warehousing and Offices	30,000	Owned	N/A

Location	Principal Function	Square Footage	Owned/ Leased	Lease Expiration
Residential Kitchen:
Chino, CA	Warehousing and Offices	100,000	Leased	Apr-21
Downey, CA	Manufacturing, Warehousing and Offices	122,500	Leased	Dec-19
Burford, GA	Warehousing and Offices	178,000	Leased	Jun-22
Greenville, MI	Manufacturing, Warehousing and Offices	225,000	Owned	N/A
Greenwood, MS	Manufacturing, Warehousing and Offices *	738,000	Owned	N/A
Brown Deer, WI	Manufacturing, Warehousing and Offices	165,400	Leased	May-22
Saint Ouen L'aumone , France	Manufacturing, Warehousing	30,400	Leased	Apr-21
Waterford, Ireland	Manufacturing, Warehousing and Offices	73,000	Leased	Jul-27
Adderbury, the United Kingdom	Warehousing and Offices	82,500	Leased	Aug-20
Ketley, the United Kingdom	Manufacturing and Offices	217,300	Owned	N/A
Leamington Spa, the United Kingdom	Manufacturing and Offices	270,200	Owned	N/A
Leamington Spa, the United Kingdom	Warehousing and Offices	100,300	Leased	Aug-19
Nottingham, the United Kingdom	Manufacturing and Offices	153,100	Owned	N/A

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

Shareholders

The company estimates there were approximately 65,228 record holders of the company's common stock as of February 25, 2019.

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

Securities Authorized for Issuance under Equity Compensation Plans

For information pertaining to securities authorized for issuance under equity compensation plans and the related weighted average exercise price, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters.”

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
September 30 to October 27, 2018	—	$—	—	2,373,800
October 28 to November 24, 2018	—	—	—	2,373,800
November 25 to December 29, 2018	—	—	—	2,373,800
Quarter ended December 29, 2018	—	$—	—	2,373,800

(1) In November 2017, the company's Board of Directors approved a stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. As of December 29, 2018, 126,200 shares had been purchased under the 2017 stock repurchase program. At December 29, 2018, the company had a total of 6,889,241 shares in treasury amounting to $445.1 million.

Item 6. Selected Financial Data

(amounts in thousands, except per share data)
Fiscal Year Ended(1, 2)

	2018	2017	2016	2015	2014
Income Statement Data:
Net sales	$2,722,931	$2,335,542	$2,267,852	$1,826,598	$1,636,538
Cost of sales	1,718,791	1,422,801	1,366,672	1,120,093	995,953
Gross profit	1,004,140	912,741	901,180	706,505	640,585
Selling, general, and administrative expenses	538,842	468,219	471,638	378,366	339,507
Restructuring expenses	19,332	19,951	10,524	28,754	7,078
Gain on litigation settlement	—	—	—	—	(6,519)
Gain on sale of plant	—	(12,042)	—	—	—
Impairment of intangible asset	—	58,000	—	—	—
Income from operations	445,966	378,613	419,018	299,385	300,519
Interest expense and deferred financing amortization, net	58,742	25,983	23,880	16,967	15,592
Net periodic pension benefit (other than service costs)	(38,114)	(31,728)	(27,207)	(3,218)	87
Other expense, net	1,825	829	1,040	4,469	4,050
Earnings before income taxes	423,513	383,529	421,305	281,167	280,790
Provision for income taxes	106,361	85,401	137,089	89,557	87,478
Net earnings	$317,152	$298,128	$284,216	$191,610	$193,312

Net earnings per share:
Basic	$5.71	$5.26	$4.98	$3.36	$3.41
Diluted	$5.70	$5.26	$4.98	$3.36	$3.40

Weighted average number of shares outstanding:
Basic	55,576	56,715	57,030	56,951	56,764
Diluted	55,604	56,719	57,085	56,973	56,784

Balance Sheet Data:
Working capital	$502,642	$458,236	$323,290	$285,191	$285,817
Total assets	4,549,781	3,339,713	2,917,136	2,761,151	2,066,131
Total debt	1,892,105	1,028,881	732,126	766,061	598,167
Stockholders' equity	1,665,203	1,361,148	1,265,318	1,166,830	1,006,760

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

(2)	The company has acquired numerous businesses in the periods presented. Please see Note 2 in the Notes to Consolidated Financial Statements for further information.

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

•	the company's ability to protect its trademarks, copyrights and other intellectual property;

•	the impact of competitive products and pricing;

•	the impact of announced management and organizational changes;

•	the state of the residential construction, housing and home improvement markets;

•	the state of the credit markets, including mortgages, home equity loans and consumer credit;

•	the company's ability to maintain and grow the Viking reputation and brand image;

•	intense competition in the company's business segments including the impact of both new and established global competitors;

•	unfavorable tax law changes and tax authority rulings;

•	cybersecurity attacks and other breaches in security;

•	the continued ability to realize profitable growth through the sourcing and completion of strategic acquisitions;

•	the timely development and market acceptance of the company's products; and

•	the availability and cost of raw materials.

The company cautions readers to carefully consider the statements set forth in the section entitled "Item 1A. Risk Factors" of this filing and discussion of risks included in the company's SEC filings.

NET SALES SUMMARY
(dollars in thousands)

Fiscal Year Ended(1)
	2018		2017		2016
	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:

Commercial Foodservice	$1,729,814	63.5%	$1,382,108	59.2%	$1,266,955	55.9%

Food Processing	389,594	14.3	352,717	15.1	342,235	15.1

Residential Kitchen	603,523	22.2	600,717	25.7	658,662	29.0

Total	$2,722,931	100.0%	$2,335,542	100.0%	$2,267,852	100.0%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.1	60.9	60.3
Gross profit	36.9	39.1	39.7
Selling, general and administrative expenses	19.8	20.0	20.8
Restructuring	0.7	0.9	0.5
Gain on sale of plant	—	(0.5)	—
Impairment of intangible assets	—	2.5	—
Income from operations	16.4	16.2	18.4
Interest expense and deferred financing amortization, net	2.2	1.1	1.1
Net periodic pension benefit (other than service costs)	(1.4)	(1.3)	(1.2)
Other expense, net	0.1	—	—
Earnings before income taxes	15.5	16.4	18.5
Provision for income taxes	3.9	3.7	6.0
Net earnings	11.6%	12.7%	12.5%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Fiscal Year Ended December 29, 2018 as Compared to December 30, 2017

NET SALES. Net sales in fiscal 2018 increased by $387.4 million, or 16.6%, to $2,722.9 million as compared to $2,335.5 million in fiscal 2017. The increase in net sales of $375.2 million, or 16.1%, was attributable to acquisition growth, resulting from the fiscal 2017 acquisitions of Burford, CVP Systems, Sveba Dahlen, QualServ, L2F, Globe, and Scanico and the fiscal 2018 acquisitions of Hinds-Bock, Ve.Ma.C, Firex, Josper, Taylor, M-TEK, and Crown.  Excluding acquisitions, net sales increased $12.2 million, or 0.5%, from the prior year. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for fiscal 2018 increased net sales by approximately $9.4 million or 0.4%. The adoption of ASC 606 increased net sales by approximately $20.6 million primarily related to previously recognized revenue on long-term equipment sales and contracts at the Food Processing Equipment Group. Excluding the impact of foreign exchange, acquisitions and the adoption of ASC 606, sales decreased 0.8% for the year, including a net sales increase of 3.1% at the Commercial Foodservice Equipment Group, a net sales decrease of 15.7% at the Food Processing Equipment Group and a net sales decrease of 0.9% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $347.7 million, or 25.2%, to $1,729.8 million in fiscal 2018 as compared to $1,382.1 million in fiscal 2017. Net sales from the acquisitions of Sveba Dahlen, QualServ, L2F, Globe, Firex, Josper, Taylor, and Crown which were acquired on June 30, 2017, August 31, 2017, October 6, 2017, October 17, 2017, April 27, 2018, May 10, 2018, June 22, 2018, and December 3, 2018, respectively, accounted for an increase of $304.7 million during fiscal 2018. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $43.0 million, or 3.1%, as compared to the prior year. Excluding the impact of foreign exchange and acquisitions, net sales increased $42.9 million, or 3.1% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $207.5 million, or 21.4%, to $1,176.0 million, as compared to $968.5 million in the prior year. This includes an increase of $166.6 million from recent acquisitions. Excluding acquisitions, net sales increased $40.9 million, or 4.2%, related to increased sales with major chain restaurants and retail customers. International sales increased $140.2 million, or 33.9%, to $553.8 million, as compared to $413.6 million in the prior year. This includes the increase of $138.1 million from recent acquisitions and an increase of $0.1 million related to the favorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $2.0 million, or 0.5%.

•
Net sales of the Food Processing Equipment Group increased by $36.9 million, or 10.5%, to $389.6 million in fiscal 2018, as compared to $352.7 million in fiscal 2017. Net sales from the acquisitions of Burford, CVP Systems, Scanico, Hinds-Bock, Ve.Ma.C, and M-TEK which were acquired on May 1, 2017, June 30, 2017, December 7, 2017, February 16, 2018, April 3, 2018, and October 1, 2018, respectively, accounted for an increase of $70.5 million. Excluding the impact of these acquisitions, net sales of the Food Processing Equipment Group decreased $33.6 million, or 9.5%. The adoption of ASC 606 increased net sales by approximately $20.6 million. Excluding the impact of foreign exchange, acquisitions, and ASC 606 net sales decreased $55.4 million, or 15.7% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $7.0 million, or 2.7%, to $263.7 million, as compared to $256.7 million in the prior year. This includes an increase of $33.2 million from recent acquisitions. Excluding acquisitions, net sales decreased $26.2 million, or 10.2%. International sales increased $29.9 million, or 31.1%, to $125.9 million, as compared to $96.0 million in the prior year. This includes the increase of $37.3 million from the recent acquisitions and an increase of $1.2 million related to the favorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales decrease in international sales was $8.6 million, or 9.0%. Revenues for the Food Processing Equipment Group have been affected by the timing and deferral of certain larger projects.

•
Net sales of the Residential Kitchen Equipment Group increased by $2.8 million, or 0.5%, to $603.5 million in fiscal 2018, as compared to $600.7 million in fiscal 2017. Excluding the impact of foreign exchange, net sales decreased $5.3 million, or 0.9% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $22.5 million, or 6.5%, to $366.7 million, as compared to $344.2 million in the prior year. Sales at Viking increased by approximately 15% in fiscal 2018. International sales decreased $19.7 million, or 7.7% to $236.8 million, as compared to $256.5 million in the prior year. This includes a favorable impact of exchange rates of $8.1 million. Excluding foreign exchange, the net sales decrease in international sales was $27.8 million, or 10.8%, related to slower conditions in the UK market. In addition, sales decreased at non-core businesses, acquired in connection with AGA, and have been impacted by restructuring initiatives. Restructuring initiatives at Grange, one of the non-core businesses, was substantially completed at the end of fiscal 2018.

GROSS PROFIT. Gross profit increased by $91.4 million to $1,004.1 million in fiscal 2018 from $912.7 million in fiscal 2017, reflecting the impact of increased sales from acquisitions, adoption of ASC 606 and favorable impact of foreign exchange rates of $3.9 million. The gross margin rate decreased from 39.1% in 2017 to 36.9% in 2018. The gross margin rate in fiscal 2018 excluding acquisitions, adoption of ASC 606 and impact of foreign exchange was 38.4%.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $106.6 million, or 19.3%, to $658.5 million in fiscal 2018 as compared to $551.9 million in fiscal 2017. Gross profit from the acquisitions of Sveba Dahlen, QualServ, L2F, Globe, Firex, Josper, Taylor, and Crown accounted for approximately $80.5 million of the increase in gross profit during fiscal 2018. Excluding acquisitions, the gross profit increased by approximately $26.1 million due to higher sales volume. The impact of foreign exchange rates increased gross profit by approximately $0.6 million. The gross profit margin rate decreased to 38.1% as compared to 39.9% in the prior year, primarily due to lower margins at recent acquisitions. The gross margin rate in fiscal 2018 excluding acquisitions and impact of foreign exchange was 40.5%.

•
Gross profit at the Food Processing Equipment Group decreased by $9.5 million, or 6.6%, to $133.6 million in fiscal 2018 as compared to $143.1 million in fiscal 2017. Gross profit from the acquisitions of Burford, CVP Systems, Scanico, Hinds-Bock, Ve.Ma.C, and M-TEK accounted for approximately $25.1 million of the increase in gross profit during fiscal 2018. The adoption of ASC 606 increased gross profit by approximately $5.3 million. Excluding the recent acquisitions and adoption of ASC 606, the gross profit decreased by approximately $39.9 million based on lower sales volumes. The impact of foreign exchange rates increased gross profit by approximately $0.8 million. The gross profit margin rate decreased to 34.3% in fiscal 2018 as compared to 40.6% in the prior year, reflecting the impact of lower volumes and unfavorable product mix resulting from lesser sales of protein equipment which generally have higher margins. The gross margin rate in fiscal 2018 excluding acquisitions, adoption of ASC 606, and impact of foreign exchange was 34.4%.

•
Gross profit at the Residential Kitchen Equipment Group decreased by $5.8 million, or 2.6%, to $217.1 million in fiscal 2018 as compared to $222.9 million in fiscal 2017. The impact of foreign exchange rates increased gross profit by approximately $2.5 million. The gross margin rate decreased to 36.0% in fiscal 2018 as compared to 37.1% in the prior year, primarily related to the impact of domestic distribution changes and sales incentives for the Viking brand. The gross margin rate in fiscal 2018 excluding the impact of foreign exchange was 36.0%.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased by $70.6 million to $538.8 million in fiscal 2018 from $468.2 million in 2017. As a percentage of net sales, selling, general and administrative expenses amounted to 19.8% in fiscal 2018 and 20.0% in fiscal 2017.

Selling, general and administrative expenses reflect increased costs of $78.3 million associated with the fiscal 2017 acquisitions of Burford, CVP Systems, Sveba Dahlen, QualServ, L2F, Globe, and Scanico and the fiscal 2018 acquisitions of Hinds-Bock, Ve.Ma.C, Firex, Josper, Taylor, M-TEK, and Crown, including $27.1 million of non-cash intangible amortization expense. The unfavorable impact of foreign exchange rates increased selling, general and administrative expenses by approximately $3.0 million. Additionally, selling, general and administrative expenses decreased by $3.7 million related to lower non-cash share based compensation and $5.7 million related to lower intangible amortization expense.

RESTRUCTURING EXPENSES. Restructuring expenses decreased $0.7 million to $19.3 million from $20.0 million in the prior year period. In fiscal 2018, restructuring charges primarily related to exiting operations of a non-core business in the Residential Kitchen Equipment Group, headcount reductions at the Commercial Foodservice Equipment Group and additional cost reduction initiatives related to the AGA Group. Restructuring expenses during fiscal 2017 included cost reduction initiatives primarily related to headcount reductions at all three operating segments.

GAIN ON SALE OF PLANT. In fiscal 2017, the gain on sale of plant in the amount of $12.0 million was related to the sale of a manufacturing facility, proceeds of which were used to purchase a larger manufacturing facility to gain efficiencies in workflow and allow for future manufacturing consolidation efforts.

IMPAIRMENT OF INTANGIBLE ASSET. In fiscal 2017, the impairment of intangible asset in the amount of $58.0 million was recognized related to the Viking tradename within the company's annual impairment assessment of goodwill and indefinite-lived assets. The impairment resulted from weaker than expected revenue performance in 2017 and a corresponding reduction in the future revenue expectations. The decline in revenues was attributable, in part, to the product recall announced in 2015 related to products manufactured prior to the acquisition of Viking.

INCOME FROM OPERATIONS. Income from operations increased $67.4 million to $446.0 million in fiscal 2018 from $378.6 million in fiscal 2017. Operating income as a percentage of net sales amounted to 16.4% in 2018 as compared to 16.2% in 2017. The increase in operating income resulted from the increase in net sales and gross profit, offset partially by increased operating expenses. Operating income in fiscal 2017 included the gain on sale of plant and impairment of intangible assets. Excluding the impact of restructuring expenses, gain on sale of plant, and impairment of intangible assets, operating income increased $20.7 million to $465.3 million in fiscal 2018 from $444.6 million in fiscal 2017. Operating income as a percentage of net sales, excluding those items, amounted to 17.1% in 2018 in comparison to 19.0% in 2017, reflecting the impact of acquisitions.

Income from operations in 2018 included $98.3 million of non-cash expenses, including $35.8 million of depreciation expense, $60.0 million of intangible amortization related to acquisitions and $2.5 million of stock based compensation. This compares to $132.5 million of non-cash expenses in the prior year, including $29.7 million of depreciation expense, $38.6 million of intangible amortization related to acquisitions, $58.0 million related to the impairment of intangible asset and $6.2 million of stock based compensation costs.

NON-OPERATING EXPENSES. Non-operating expenses increased $27.3 million to $22.4 million of expense in fiscal 2018 from $4.9 million of income in fiscal 2017. Net interest expense and deferred financing increased $32.7 million to $58.7 million in fiscal 2018 from $26.0 million in fiscal 2017 reflecting higher interest rates and higher debt balances related to the funding of acquisitions. Net periodic pension benefit (other than service costs) increased $6.4 million to $38.1 million in fiscal 2018 from $31.7 million in fiscal 2017.

INCOME TAXES. A tax provision of $106.4 million, at an effective rate of 25.1%, was recorded for fiscal 2018 as compared to $85.4 million at an effective rate of 22.3%, in fiscal 2017. In comparison to the prior year period, the tax provision reflects a lower federal tax rate of 21.0% as opposed to 35.0% in 2017, partially offset by additional taxes due under the Tax Cuts and Jobs Act of 2017. The 2017 tax provision was lower than the statutory rate of 35.0% primarily due to deferred tax adjustments resulting from the tax rate reduction to 21% under the Tax Cuts and Job Act of 2017, discrete tax benefit recognized as a result of the adoption of ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Accounting" and the reversal of a valuation allowance.

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

•
Net sales of the Commercial Foodservice Equipment Group increased by $115.1 million or 9.1% to $1,382.1 million in fiscal 2017, as compared to $1,267.0 million in fiscal 2016. Net sales from the acquisitions of Follett, Sveba Dahlen, QualServ, L2F and Globe, which were acquired on May 31, 2016, June 30, 2017, August 31, 2017, October 6, 2017 and October 17, 2017, respectively, accounted for an increase of $140.2 million during fiscal 2017. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group decreased $25.1 million, or 2.0%, as compared to the prior year. Excluding the impact of foreign exchange and acquisitions, net sales decreased $22.5 million, or 1.8% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $81.9 million, or 9.2%, to $968.5 million, as compared to $886.6 million in the prior year. This includes an increase of $102.5 million from recent acquisitions. Excluding acquisitions, net sales decreased $20.6 million, or 2.3%. The domestic sales decrease reflects slower purchases from major restaurant chains as equipment upgrade and replacement purchases were delayed. International sales increased $33.2 million, or 8.7%, to $413.6 million, as compared to $380.4 million in the prior year. This includes the increase of $37.7 million from the recent acquisitions, offset by $2.6 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales decrease in international sales was $1.9 million, or 0.5%. The decline in international sales reflects strong chain rollouts in the prior year that were not repeated and disruption in the Latin America market due in part to natural disasters in the region.

•
Net sales of the Food Processing Equipment Group increased by $10.5 million or 3.1% to $352.7 million in fiscal 2017, as compared to $342.2 million in fiscal 2016. Net sales from the acquisitions of Burford, CVP Systems and Scanico, which were acquired on May 1, 2017, June 30, 2017, and December 7, 2017, respectively, accounted for an increase of $21.7 million. Excluding the impact of these acquisitions, net sales of the Food Processing Equipment Group decreased $11.2 million, or 3.3%. Excluding the impact of foreign exchange and acquisitions, net sales decreased $12.1 million, or 3.5% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $9.1 million, or 3.7%, to $256.7 million, as compared to $247.6 million in the prior year. This includes an increase of $14.9 million from recent acquisitions. Excluding acquisitions, net sales decreased $5.8 million, or 2.3%. International sales increased $1.4 million, or 1.5%, to $96.0 million, as compared to $94.6 million in the prior year. This includes the increase of $6.8 million from the recent acquisitions and $0.9 million related to the favorable impact of exchange rates.

•
Net sales of the Residential Kitchen Equipment Group decreased by $58.0 million or 8.8% to $600.7 million in fiscal 2017, as compared to $658.7 million in fiscal 2016. Excluding the impact of foreign currency, net sales decreased $47.7 million, or 7.2% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $23.8 million, or 6.5%, to $344.2 million, as compared to $368.0 million in the prior year. Domestic sales declined primarily due to lower sales of Viking products, reflecting the residual impact of a product recall. International sales decreased $34.2 million, or 11.8% to $256.5 million, as compared to $290.7 million in the prior year, including a reduction of $10.3 million related to the unfavorable impact of exchange rates. Excluding foreign exchange, the net sales decrease in international sales was $23.9 million, or 8.2%. The sales decrease reflects the impact of product rationalization at the AGA Group in conjunction with acquisition integration initiatives and restructuring actions impacting sales related to non-core businesses within that group.

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

Financial Condition and Liquidity

Total cash and cash equivalents decreased by $18.0 million to $71.7 million at December 29, 2018 from $89.7 million at December 30, 2017. Net borrowings increased to $1,892.1 million at December 29, 2018, from $1,028.9 million at December 30, 2017.

OPERATING ACTIVITIES. Net cash provided by operating activities before changes in assets and liabilities amounted to $443.8 million as compared to $408.7 million in the prior year. Adjustments to reconcile 2018 net earnings to operating cash flows before changes in assets and liabilities included $35.8 million of depreciation expense and $61.4 million of amortization expense, $2.5 million of non-cash stock compensation expense, $0.8 million of impairment of equipment, $5.6 million of non-cash restructuring and $20.5 million of deferred tax expense.

Net cash provided by operating activities after changes in assets and liabilities amounted to $368.9 million as compared to $304.5 million in the prior year.

During fiscal 2018, net cash used to fund changes in assets and liabilities amounted to $74.9 million. The changes included an increase in accounts receivables of $25.3 million due to increased sales volumes at the Commercial Foodservice Equipment Group and domestic premium brands within the Residential Kitchen Equipment Group. Inventory increased $28.4 million and accounts payables increased by $13.6 million due to several factors including increased sales volumes at the Commercial Foodservice Equipment Group and domestic premium brands within the Residential Kitchen Equipment Group, normal business seasonality affecting working capital and the timing of large orders for the Food Processing Equipment Group. Prepaid expenses and other assets decreased $18.1 million primarily due to a decrease in prepaid taxes. Accrued expenses and other non-current liabilities decreased by $52.9 million primarily related to payment of 2017 annual rebate programs at the Commercial Foodservice Equipment Group and Residential Kitchen Group, payment of incentive obligations, customer deposits based on timing of projects related to the Food Processing Equipment Group and payments related to restructuring initiatives.

In connection with the company’s acquisition activities during the year, the company added assets and liabilities from the opening balance sheets of the acquired businesses in its consolidated balance sheets and accordingly these amounts are not reflected in the net change in working capital.

INVESTING ACTIVITIES. During 2018, net cash used for investing activities amounted to $1,239.4 million. This included $1,197.7 million of the 2018 acquisitions of Hinds-Bock, JoeTap, Ve.Ma.C, Firex, Josper, Taylor, M-TEK and Crown, $5.4 million related to the purchase of tradename and $36.0 million primarily associated with additions and upgrades of production equipment.

FINANCING ACTIVITIES. Net cash flows provided by financing activities amounted to $856.1 million in 2018. The company's borrowing activities included $864.8 million of net proceeds under its $3.0 billion Credit Facility and repaid $7.1 million under foreign borrowing facilities.
At December 29, 2018, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowings from current lenders will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

Contractual Obligations

The company's contractual cash payment obligations are set forth below (dollars in thousands):

	Amounts Due Sellers From Acquisition	Debt	Estimated Interest on Debt	Operating Leases	Total Contractual Cash Obligations
Less than 1 year	$3,000	$3,207	$78,660	$23,118	$107,985
1-3 years	1,056	1,888,461	124,964	35,673	2,050,154
4-5 years	—	353	8	21,158	21,519
After 5 years	—	84	1	19,881	19,966

	$4,056	$1,892,105	$203,633	$99,830	$2,199,624

The company has obligations to make $4.1 million of estimated contingent purchase price payments to the sellers of Josper and JoeTap that were deferred in conjunction with the acquisition.

As of December 29, 2018, the company had $1,887.8 million outstanding under its Credit Facility. The average interest rate on this debt amounted to 4.08% at December 29, 2018. This facility matures on July 28, 2021. As of December 29, 2018, the company also has $4.2 million of debt outstanding under various foreign credit facilities. The estimated interest payments reflected in the table above assume that the level of debt and average interest rate on the company’s revolving credit line under its senior credit agreement does not change until the facility reaches maturity in July 2021. The estimated payments also assume that relative to the company’s foreign borrowings: all scheduled term loan payments are made; the level of borrowings does not change; and the average interest rates remain at their December 29, 2018 rates. Also reflected in the table above is $2.2 million of payments to be received related to the company’s interest rate swap agreements in 2019.

As indicated in Note 11 to the consolidated financial statements, the company’s projected benefit obligation under its defined benefit plans exceeded the plans’ assets by $253.1 million at the end of 2018 as compared to $334.5 million at the end of 2017. The unfunded benefit obligations were comprised of a $16.9 million underfunding of the company's U.S. Plans and $236.2 million underfunding of the company’s Non-U.S. Plans. The company made minimum contributions required by the Employee Retirement Income Security Act of 1974 (“ERISA”) of $0.9 million and $1.5 million in 2018 and 2017, respectively, to the company’s U.S. Plans. The company expects to continue to make minimum contributions to the U.S. Plans as required by ERISA, of $0.6 million in 2019. The company expects to contribute $6.2 million to the Non-U.S. Plans in 2019.

The company places purchase orders with its suppliers in the ordinary course of business. These purchase orders are generally to fulfill short-term manufacturing requirements of less than 90 days and most are cancelable with a restocking penalty. The company has no long-term purchase contracts or minimum purchase obligations with any supplier.

Off-Balance Sheet Arrangements

The company has no activities, obligations or exposures associated with off-balance sheet arrangements.

Related Party Transactions

From December 31, 2017 through the date hereof, there were no transactions between the company, its directors and executive officers that are required to be disclosed pursuant to Item 404 of Regulation S-K, promulgated under the Securities and Exchange Act of 1934, as amended.

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

Revenue Recognition
On December 31, 2017, the company adopted the new accounting standard ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method to contracts that were not completed as of December 30, 2017. Revenue is recognized when the control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.

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

Inventories
Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method for the majority of the company’s inventories. The company evaluates the need to record valuation adjustments for inventory on a regular basis. The company’s policy is to evaluate all inventories including raw material, work-in-process, finished goods, and spare parts. Inventory in excess of estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are estimates related to our future manufacturing schedules, customer demand, possible alternative uses, and ultimate realization of potentially excess inventory.

Goodwill and Indefinite-Life Intangibles
The company’s business acquisitions result in the recognition of goodwill and other intangible assets, which are a significant portion of the company’s total assets. The company recognizes goodwill and other intangible assets under the guidance of ASC Topic 350-10, Intangibles — Goodwill and Other.  Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Identifiable intangible assets are recognized separately from goodwill and include trademarks and trade names, technology, customer relationships and other specifically identifiable assets. Trademarks and trade names are deemed to be indefinite-lived. Goodwill and indefinite-lived intangible assets are not amortized, but are subject to impairment testing.

On an annual basis on the first day of the fourth quarter, or more frequently if triggering events occur, the company performs an impairment assessment for goodwill and indefinite-lived intangible assets. The company considers qualitative factors to assess if it is more likely than not that the fair value of goodwill and indefinite-lived intangible assets is below the carrying value.

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

Goodwill Valuations
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

In performing a quantitative assessment, if required, we estimate each reporting unit's fair value under an income approach using a discounted cash flow model. The income approach uses each reporting unit's projection of estimated operating results and cash flows that are discounted using a market participant discount rate based on a weighted-average cost of capital. The financial projections reflect management's best estimate of economic and market conditions over the projected period including forecasted revenue growth, operating margins, tax rate, capital expenditures, depreciation, amortization and changes in working capital requirements. Other assumptions include discount rate and terminal growth rate. The estimated fair value of each reporting unit is compared to their respective carrying values. Additionally, we validate our estimates of fair value under the income approach by comparing the fair value estimate using a market approach. A market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. We consider the implied control premium and conclude whether it is reasonable based on other recent market transactions.

We performed a qualitative assessment as of September 30, 2018 over all three reporting units and determined it is more likely than not that the fair value of our reporting units are greater than the carrying amounts.

In estimating the fair value of our reporting units, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors and management’s judgment in applying them in the impairment tests of goodwill. If actual results are not consistent with management's estimate and assumptions, a material impairment could have an adverse effect on the company's financial condition and results of operations.

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

Based on the qualitative assessment as of September 30, 2018, the company identified several trademarks and trade names with indicators of potential risk for impairment and performed quantitative assessment. In performing the quantitative analysis on these trademark assets, significant assumptions used in our relief-from-royalty model included revenue growth rates, assumed royalty rates and the discount rate, which are discussed further below.

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

As a result of quantitative testing the company determined there were no impairments of trademarks. The gross value of the trademarks tested was approximately $60.0 million. The fair values of the trademarks tested exceeded their carrying values by less than 20%. The company believes the assumptions utilized within the quantitative analysis are reasonable.

We performed a qualitative assessment as of September 29, 2018 over all the other trademarks and trade names and determined it is more likely than not that the fair value of our other indefinite-life intangible assets are greater than the carrying amounts.

If actual results are not consistent with management's estimate and assumptions, a material impairment charge of our trademarks and trade names could occur, which could have an adverse effect on the company's financial condition and results of operations.

Pension Benefits
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

Income taxes
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

New Accounting Pronouncements

See Note 3(r) to the Consolidated Financial Statements for further information on the new accounting pronouncements.

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

Item 7A.          Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company's debt obligations:

Variable Rate Debt

2019	$3,207
2020	349
2021	1,888,112
2022	269
2022 and thereafter	168
$1,892,105

On July 28, 2016, the company entered into an amended and restated five-year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"). On December 18, 2018, the company entered into an amendment to the Credit Facility, increasing the revolving commitments under the Credit Facility by $500.0 million to a total of $3.0 billion. As of December 29, 2018, the company had $1,887.8 million of borrowings outstanding under the Credit Facility, including $1,814.0 million of borrowings in U.S. Dollars and $73.8 million of borrowings denominated in Euros. The company also has $12.1 million in outstanding letters of credit as of December 29, 2018, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under the Credit Facility was $1.1 billion at December 29, 2018.

At December 29, 2018, borrowings under the Credit Facility accrued interest at a rate of 1.63% above LIBOR per annum or 0.63% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 4.08% for 2018. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt Less Unrestricted Cash to Pro Forma EBITDA (the "Leverage Ratio") on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.25% per annum as of December 29, 2018.

In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At December 29, 2018, these foreign credit facilities amounted to $4.2 million in U.S. Dollars with a weighted average per annum interest rate of approximately 5.76%.

The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At December 29, 2018, the company had outstanding floating-to-fixed interest rate swaps totaling $999.0 million notional amount carrying an average interest rate of 2.17% that mature in more than 12 months but less than 72 months.

The Credit Facility matures on July 28, 2021, and accordingly has been classified as a long-term liability on the consolidated balance sheet.

The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 3.50 to 1.00, which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At December 29, 2018, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of December 29, 2018, the fair value of these instruments was an asset of $9.4 million. The change in fair value of these swap agreements in fiscal 2018 was a loss of $0.8 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.

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

The company accounts for its derivative financial instruments in accordance with ASC 815, Derivatives and Hedging. In accordance with ASC 815, these instruments are recognized on the balance sheet as either an asset or a liability measured at fair value. Changes in the market value and the related foreign exchange gains and losses are recorded in the statement of earnings.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The Middleby Corporation

Opinion on Internal Control over Financial Reporting
We have audited The Middleby Corporation's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, The Middleby Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hinds-Bock, Ve.Ma.C, Firex, Josper, Taylor, M-TEK and Crown which are included in the 2018 consolidated financial statements of the Company and constituted 28.0% and 0.3% of total and net assets, respectively, as of December 29, 2018 and 8.1% and 4.5% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Hinds-Bock, Ve.Ma.C, Firex, Josper, Taylor, M-TEK and Crown.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2018 and December 30, 2017, the related consolidated statements of earnings, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 29, 2018, and the related notes and financial statement schedule and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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
February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The Middleby Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Middleby Corporation (the Company) as of December 29, 2018 and December 30, 2017, the related consolidated statements of earnings, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 29, 2018, and the related notes and financial statement schedule listed in the Index at Item 8, (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 29, 2018 and December 30, 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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

Chicago, Illinois
February 27, 2019

THE MIDDLEBY CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 29, 2018 AND DECEMBER 30, 2017
(amounts in thousands, except share data)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$71,701	$89,654
Accounts receivable, net of reserve for doubtful accounts of $13,608 and $13,182	398,660	328,421
Inventories, net	521,810	424,639
Prepaid expenses and other	50,940	55,427
Prepaid taxes	18,483	33,748
Total current assets	1,061,594	931,889
Property, plant and equipment, net of accumulated depreciation of $167,737 and $142,278	314,569	281,915
Goodwill	1,743,175	1,264,810
Other intangibles, net of amortization of $268,414 and $207,334	1,361,024	780,426
Long-term deferred tax assets	32,188	44,565
Other assets	37,231	36,108
Total assets	$4,549,781	$3,339,713

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3,207	$5,149
Accounts payable	188,299	146,333
Accrued expenses	367,446	322,171
Total current liabilities	558,952	473,653
Long-term debt	1,888,898	1,023,732
Long-term deferred tax liability	113,896	87,815
Accrued pension benefits	253,119	334,511
Other non-current liabilities	69,713	58,854
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 62,592,707 and 62,619,865 shares issued in 2018 and 2017, respectively	145	145
Paid-in capital	377,419	374,922
Treasury stock, at cost; 6,889,241 shares in 2018 and 2017	(445,118)	(445,118)
Retained earnings	2,009,233	1,697,618
Accumulated other comprehensive loss	(276,476)	(266,419)

Total stockholders' equity	1,665,203	1,361,148

Total liabilities and stockholders' equity	$4,549,781	$3,339,713

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017
AND DECEMBER 31, 2016
(amounts in thousands, except per share data)

	2018	2017	2016
Net sales	$2,722,931	$2,335,542	$2,267,852
Cost of sales	1,718,791	1,422,801	1,366,672
Gross profit	1,004,140	912,741	901,180
Selling, general, and administrative expenses	538,842	468,219	471,638
Restructuring expenses	19,332	19,951	10,524
Gain on sale of plant	—	(12,042)	—
Impairment of intangible asset	—	58,000	—
Income from operations	445,966	378,613	419,018
Interest expense and deferred financing amortization, net	58,742	25,983	23,880
Net periodic pension benefit (other than service costs)	(38,114)	(31,728)	(27,207)
Other expense, net	1,825	829	1,040
Earnings before income taxes	423,513	383,529	421,305
Provision for income taxes	106,361	85,401	137,089
Net earnings	$317,152	$298,128	$284,216

Net earnings per share:
Basic	$5.71	$5.26	$4.98
Diluted	$5.70	$5.26	$4.98

Weighted average number of shares
Basic	55,576	56,715	57,030
Dilutive common stock equivalents	28	4	55
Diluted	55,604	56,719	57,085

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017
AND DECEMBER 31, 2016
(amounts in thousands)

	2018	2017	2016

Net earnings	$317,152	$298,128	$284,216

Other comprehensive income:
Foreign currency translation adjustments	(43,050)	46,690	(63,569)
Pension liability adjustment, net of tax	32,125	(29,669)	(149,815)
Unrealized gain on interest rate swaps, net of tax	868	883	5,473
Comprehensive income	$307,095	$316,032	$76,305

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017
AND DECEMBER 31, 2016
(amounts in thousands)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, January 2, 2016	$144	$328,686	$(200,862)	$1,115,274	$(76,412)	$1,166,830
Net earnings	—	—	—	284,216	—	284,216
Currency translation adjustments	—	—	—	—	(63,569)	(63,569)
Change in unrecognized pension benefit costs, net of tax of $(30,717)	—	—	—	—	(149,815)	(149,815)
Unrealized gain on interest rate swap, net of tax of $3,649	—	—	—	—	5,473	5,473
Stock compensation	—	27,905	—	—	—	27,905
Tax benefit on stock compensation	—	(1,304)		—	—	(1,304)
Purchase of treasury stock	—	—	(4,418)	—	—	(4,418)
Balance, December 31, 2016	$144	$355,287	$(205,280)	$1,399,490	$(284,323)	$1,265,318
Net earnings	—	—	—	298,128	—	298,128
Currency translation adjustments	—	—	—	—	46,690	46,690
Change in unrecognized pension benefit costs, net of tax of $(5,588)	—	—	—	—	(29,669)	(29,669)
Unrealized gain on interest rate swap, net of tax of $588	—	—	—	—	883	883
Stock compensation	—	6,237	—	—	—	6,237
Stock issuance	1	13,398	—	—	—	13,399
Purchase of treasury stock	—	—	(239,838)	—	—	(239,838)
Balance, December 30, 2017	$145	$374,922	$(445,118)	$1,697,618	$(266,419)	$1,361,148
Net earnings	—	—	—	317,152	—	317,152
Adoption of ASU 2018-02 (1)	—	—	—	(1,132)	1,132	—
Adoption of ASU 2014-09 (2)	—	—	—	(4,405)	—	(4,405)
Currency translation adjustments	—	—	—	—	(43,050)	(43,050)
Change in unrecognized pension benefit costs, net of tax of $6,386	—	—	—	—	32,612	32,612
Unrealized gain on interest rate swap, net of tax of $(81)	—	—	—	—	(751)	(751)
Stock compensation	—	2,497	—	—	—	2,497
Balance, December 29, 2018	$145	$377,419	$(445,118)	$2,009,233	$(276,476)	$1,665,203

(1) As of December 31, 2017, the company adopted ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The adoption of this guidance resulted in the reclassification of $1.1 million, including $1.6 million related to interest rate swap and $(0.5) million related to pensions, of stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income to retained earnings.
(2) As of December 31, 2017, the company adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method to contracts that were not completed as of December 30, 2017. The adoption of this guidance resulted in the recognition of $(4.4) million as an adjustment to the opening balance of retained earnings.

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017
AND DECEMBER 31, 2016
(amounts in thousands)

	2018	2017	2016
Cash flows from operating activities—
Net earnings	$317,152	$298,128	$284,216
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	97,238	69,774	58,234
Non-cash share-based compensation	2,497	6,237	27,905
Deferred income taxes	20,489	(14,492)	21,363
Gain on sale of plant	—	(12,042)	—
Impairment of equipment	783	3,114	—
Impairment of intangible asset	—	58,000	—
Non-cash restructuring	5,637	—	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(25,347)	26,180	(33,908)
Inventories, net	(28,378)	(9,744)	(22,246)
Prepaid expenses and other assets	18,145	(34,122)	(11,550)
Accounts payable	13,611	(21,631)	(7,730)
Accrued expenses and other liabilities	(52,913)	(64,947)	(22,174)
Net cash provided by operating activities	368,914	304,455	294,110
Cash flows from investing activities—
Additions to property and equipment	(36,040)	(54,493)	(24,817)
Proceeds on sale of plant	—	14,278	—
Purchase of tradename	(5,399)	—	—
Acquisitions, net of cash acquired	(1,197,984)	(305,251)	(210,921)
Net cash used in investing activities	(1,239,423)	(345,466)	(235,738)
Cash flows from financing activities—
Proceeds under Credit Facility	1,611,110	758,883	432,768
Repayments under Credit Facility	(746,281)	(462,112)	(435,250)
Net repayments under foreign bank loan	(7,088)	(1,062)	(26,821)
Net repayments under other debt arrangement	(3)	(35)	(35)
Payments of deferred purchase price	(1,234)	—	—
Repurchase of treasury stock	—	(239,838)	(4,418)
Debt issuance costs	(375)	—	(6,310)
Excess tax benefit related to share-based compensation	—	—	(1,304)
Net cash provided by (used in) financing activities	856,129	55,836	(41,370)

Effect of exchange rates on cash and cash equivalents	(3,573)	6,344	(4,045)
Changes in cash and cash equivalents—
Net (decrease) increase in cash and cash equivalents	(17,953)	21,169	12,957
Cash and cash equivalents at beginning of year	89,654	68,485	55,528

Cash and cash equivalents at end of year	$71,701	$89,654	$68,485

Non-cash investing and financing activities:
Stock issuance related to acquisitions	$—	$13,399	$—
 The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017
AND DECEMBER 31, 2016

(1)	NATURE OF OPERATIONS

The Middleby Corporation (the "company") is engaged in the design, manufacture and sale of commercial foodservice, food processing equipment and residential kitchen equipment. The company manufactures and assembles this equipment at thirty-four U.S. and twenty-six international manufacturing facilities. The company operates in three business segments: 1) the Commercial Foodservice Equipment Group, 2) the Food Processing Equipment Group and 3) the Residential Kitchen Equipment Group.

The Commercial Foodservice Equipment Group has a broad portfolio of foodservice equipment, which enable it to serve virtually any cooking, warming, refrigeration, freezing and beverage application within a commercial kitchen or foodservice operation. This equipment is used across all types of foodservice operations, including quick-service restaurants, full-service restaurants, convenience stores, retail outlets, hotels and other institutions. The products offered by this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, food warming equipment, catering equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, griddles, charcoal grills, professional mixers, stainless steel fabrication, custom millwork, professional refrigerators, blast chillers, coldrooms, ice machines, freezers, and soft serve, ice cream, coffee, and beverage dispensing equipment.

The Food Processing Equipment Group offers a broad portfolio of processing solutions for customers producing pre-cooked meat products, such as hot dogs, dinner sausages, poultry and lunchmeats and baked goods such as muffins, cookies and bread. Through its broad line of products, the company is able to deliver a wide array of cooking solutions to service a variety of food processing requirements demanded by its customers. The company can offer highly integrated solutions that provide a food processing operation a uniquely integrated solution providing for the highest level of food quality, product consistency, and reduced operating costs resulting from increased product yields, increased capacity and greater throughput and reduced labor costs through automation. The products offered by this group include a wide array of cooking and baking solutions, including batch ovens, baking ovens, proofing ovens, conveyor belt ovens, continuous processing ovens, frying systems and automated thermal processing systems. The company also provides a comprehensive portfolio of complementary food preparation equipment such as grinders, slicers, reduction and emulsion systems, mixers, blenders, battering equipment, breading equipment, seeding equipment, water cutting systems, food presses, food suspension equipment, filling and depositing solutions, and forming equipment, as well as a variety of automated loading and unloading systems, food safety, food handling, freezing, defrosting and packaging equipment. This portfolio of equipment can be integrated to provide customers a highly efficient and customized solution.

The Residential Kitchen Equipment Group has a broad portfolio of innovative and professional-style residential kitchen equipment. The products offered by this group include ranges, cookers, stoves, ovens, refrigerators, dishwashers, microwaves, cooktops, wine coolers, ice machines, ventilation equipment and outdoor equipment.

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

The company has accounted for all business combinations using the acquisition method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the financial statements. The results of operations a3.2re reflected in the consolidated financial statements of the company from the dates of acquisition.

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

CVP Systems
On June 30, 2017, the company completed its acquisition of all of the capital stock of CVP Systems, Inc. ("CVP Systems"), a leading manufacturer of high-speed packaging systems for the meat processing industry located in Downers Grove, Illinois, for a purchase price of approximately $29.8 million, net of cash acquired. The purchase price included $17.5 million in cash and 106,254 shares of Middleby common stock valued at $12.3 million. During the second quarter of 2018, the company finalized the working capital provision provided for by the purchase agreement resulting in a refund from the seller of $0.5 million.
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
The final allocation of consideration paid for the Sveba Dahlen acquisition is summarized as follows (in thousands):

	(as initially reported) June 30, 2017	Measurement Period Adjustments	(as adjusted) June 30, 2017
Cash	$4,569	$—	$4,569
Current assets	22,686	(997)	21,689
Property, plant and equipment	9,128	(431)	8,697
Goodwill	33,785	4,330	38,115
Other intangibles	34,175	225	34,400
Other assets	1,170	(280)	890
Current portion of long-term debt	—	(14)	(14)
Current liabilities	(11,782)	(342)	(12,124)
Long term debt	—	(140)	(140)
Long term deferred tax liability	(7,751)	(626)	(8,377)
Other non-current liabilities	(42)	(1,725)	(1,767)

Net assets acquired and liabilities assumed	$85,938	$—	$85,938
The long term deferred tax liability amounted to $8.4 million. The liability is comprised of $7.5 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets and $0.9 million of deferred tax liability related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
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
The final allocation of consideration paid for the QualServ acquisition is summarized as follows (in thousands):

	(as initially reported) August 31, 2017	Measurement Period Adjustments	(as adjusted) August 31, 2017
Cash	$1,130	$—	$1,130
Current assets	18,031	(64)	17,967
Property, plant and equipment	4,785	—	4,785
Goodwill	14,590	(1,399)	13,191
Other intangibles	9,600	1,340	10,940
Current liabilities	(6,810)	(130)	(6,940)

Net assets acquired and liabilities assumed	$41,326	(253)	$41,073
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
The long term deferred tax liability amounted to $22.3 million. The net liability is comprised of $21.7 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets and $0.6 million of deferred tax liability related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
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
The final allocation of consideration paid for the Scanico acquisition is summarized as follows (in thousands):

	(as initially reported) December 7, 2017	Measurement Period Adjustments	(as adjusted) December 7, 2017
Cash	$6,766	$—	$6,766
Current assets	3,428	(75)	3,353
Property, plant and equipment	447	(27)	420
Goodwill	30,072	(4,741)	25,331
Other intangibles	11,491	6,749	18,240
Current liabilities	(7,987)	(117)	(8,104)
Long term deferred tax liability	(3,305)	(1,455)	(4,760)

Consideration paid at closing	$40,912	$334	$41,246

Contingent consideration	751	—	751

Net assets acquired and liabilities assumed	$41,663	$334	$41,997
The long term deferred tax liability amounted to $4.8 million. The net liability is comprised of $4.0 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets and $0.8 million of deferred tax liability related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $8.2 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $8.3 million allocated to customer relationships and $1.7 million allocated to backlog, which are to be amortized over periods of 6 years and 3 months, respectively. Goodwill and other intangibles of Scanico are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
The Scanico purchase agreement includes an earnout provision providing for a contingent payment due to the sellers to the extent certain financial targets are exceeded. The earnout was paid during the fourth quarter based on Scanico sales and earnings performance for the twelve months ended June 30, 2018. The payment was substantially consistent with the contractual obligation recognized on the acquisition date of $0.8 million.

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
The final allocation of consideration paid for the Hinds-Bock acquisition is summarized as follows (in thousands):

	(as initially reported) February 16, 2018	Measurement Period Adjustments	(as adjusted) February 16, 2018
Cash	$5	$—	$5
Current assets	5,301	(3)	5,298
Property, plant and equipment	3,557	—	3,557
Goodwill	12,686	(1,166)	11,520
Other intangibles	8,081	1,119	9,200
Long term deferred tax asset	—	115	115
Current liabilities	(3,800)	(465)	(4,265)

Net assets acquired and liabilities assumed	$25,830	$(400)	$25,430
The goodwill and $4.9 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $3.7 million allocated to customer relationships and $0.6 million allocated to backlog, which are to be amortized over periods of 6 years and 3 months, respectively. Goodwill and other intangibles of Hinds-Bock are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) April 3, 2018	Preliminary Measurement Period Adjustments	(as adjusted) April 3, 2018
Cash	$1,833	$—	$1,833
Current assets	10,722	—	10,722
Property, plant and equipment	389	—	389
Goodwill	7,278	216	7,494
Other intangibles	2,584	—	2,584
Other assets	12	—	12
Current portion of long-term debt	(1,901)	—	(1,901)
Current liabilities	(8,076)	(216)	(8,292)
Long term deferred tax liability	(340)	—	(340)
Other non-current liabilities	(212)	—	(212)

Net assets acquired and liabilities assumed	$12,289	$—	$12,289
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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) April 27, 2018	Preliminary Measurement Period Adjustments	(as adjusted) April 27, 2018
Cash	$10,652	$(37)	$10,615
Current assets	7,656	39	7,695
Property, plant and equipment	2,447	—	2,447
Goodwill	36,706	230	36,936
Other intangibles	19,806	—	19,806
Current portion of long-term debt	(1,210)	—	(1,210)
Current liabilities	(4,099)	(471)	(4,570)
Long term deferred tax liability	(4,995)	(12)	(5,007)
Long-term debt	(1,069)	—	(1,069)
Other non-current liabilities	(1,318)	—	(1,318)

Net assets acquired and liabilities assumed	$64,576	$(251)	$64,325
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

Josper
On May 10, 2018, the company completed its acquisition of all of the issued share capital of Josper S.A. ("Josper"), a leading manufacturer of charcoal grill and oven cooking equipment for commercial foodservice and residential applications located in Pineda de Mar, Spain, for a purchase price of approximately $39.3 million, net of cash acquired. During the fourth quarter of 2018, the company finalized the working capital provision provided for by the purchase agreement resulting in a refund from the seller of $0.2 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) May 10, 2018	Preliminary Measurement Period Adjustments	(as adjusted) May 10, 2018
Cash	$3,308	$—	$3,308
Current assets	6,579	14	6,593
Property, plant and equipment	4,739	—	4,739
Goodwill	27,140	220	27,360
Other intangibles	13,136	—	13,136
Other assets	2	—	2
Current portion of long-term debt	(217)	—	(217)
Current liabilities	(5,146)	(89)	(5,235)
Long-term debt	(1,608)	—	(1,608)
Long term deferred tax liability	(2,934)	(391)	(3,325)
Other non-current liabilities	(2,169)	—	(2,169)

Consideration paid at closing	$42,830	$(246)	$42,584

Contingent consideration	3,454	—	3,454

Net assets acquired and liabilities assumed	$46,284	$(246)	$46,038
The long term deferred tax liability amounted to $3.3 million. The net liability is comprised of $3.3 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets.
The goodwill and $6.3 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $6.4 million allocated to customer relationships, $0.1 million allocated to developed technology and $0.3 million allocated to backlog, which are to be amortized over periods of 5 years, 5 years and 3 months, respectively. Goodwill and other intangibles of Josper are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
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

Taylor
On June 22, 2018, the company completed its acquisition of all of the capital stock of the Taylor Company ("Taylor"), a world leader in beverage solutions, soft serve and ice cream dispensing equipment, frozen drink machines, and automated double-sided grills, located in Rockton, Illinois, for a purchase price of approximately $1.0 billion. Additionally, the company incurred approximately $3.0 million of transaction expenses, which are reflected in the selling, general and administrative expenses in the consolidated statements of comprehensive income. During the fourth quarter of 2018, the company finalized the working capital provision provided for by the purchase agreement resulting in a refund from the seller of $11.5 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) June 22, 2018	Preliminary Measurement Period Adjustments	(as adjusted) June 22, 2018
Cash	$2,551	$64	$2,615
Current assets	71,162	(1,359)	69,803
Property, plant and equipment	21,187	9	21,196
Goodwill	491,339	(102,657)	388,682
Other intangibles	484,210	99,500	583,710
Other assets	—	361	361
Long-term deferred tax asset	—	227	227
Current liabilities	(48,417)	(3,106)	(51,523)
Other non-current liabilities	(8,161)	(648)	(8,809)

Net assets acquired and liabilities assumed	$1,013,871	$(7,609)	$1,006,262
The goodwill and $290.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $270.0 million allocated to customer relationships, $15.0 million allocated to developed technology, $1.7 million of existing developed oven technology and $7.0 million of backlogs, which are to be amortized over periods of 12.5 years, 7 years, 5 years and up to 3 years, respectively. Goodwill and other intangibles of Taylor are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. A significant portion of the assets are expected to be deductible for tax purposes.
The company estimated the fair value of the assets and liabilities of Taylor on a preliminary basis at the time of acquisition based on third-party appraisals used to assist in determining the fair market value for acquired tangible and intangible assets. Changes to these allocations will occur as additional information becomes available. The company is in the process of obtaining third-party valuations related to the fair value of intangible assets, in addition to determining and recording the tax effects of the transaction to include all assets/liabilities since those are recorded at fair value. Thus, the provisional measurements of fair value set forth above are subject to change. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. Acquired goodwill represents the premium paid over the fair value of assets acquired and liabilities assumed.

M-TEK
On October 1, 2018, the company completed its acquisition of all of the capital stock of the M-TEK Corporation ("M-TEK"), a leading manufacturer of Modified Atmospheric Packaging (MAP) systems located in Elgin, Illinois, for a purchase price of approximately $20.0 million. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the first quarter of 2019.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) October 1, 2018
Current assets	$2,745
Property, plant and equipment	2,497
Goodwill	11,610
Other intangibles	3,294
Current liabilities	(144)

Net assets acquired and liabilities assumed	$20,002
The goodwill is subject to the non-amortization provisions of ASC 350. Other intangibles also include $2.7 million allocated to customer relationships, $0.3 million allocated to developed technology, and $0.3 million allocated to backlog, which are to be amortized over periods of 5 years, 5 years and 3 months, respectively. Goodwill and other intangibles of M-TEK are allocated to the Food Processing Equipment Group for segment reporting purposes. A significant portion of the assets are expected to be deductible for tax purposes.
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

Crown
On December 3, 2018, the company completed its acquisition of all of the capital stock of the Crown Food Service Equipment, Ltd. ("Crown"), a leading design and manufacturer of steam cooking equipment for the commercial foodservice industry located in Toronto, Canada, for a purchase price of approximately $42.0 million, net of cash acquired. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the first quarter of 2019.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) December 3, 2018
Cash	$495
Current assets	5,045
Property, plant and equipment	8,710
Goodwill	31,226
Current liabilities	(2,340)
Long-term deferred tax liability	(668)

Net assets acquired and liabilities assumed	$42,468
The long term deferred tax liability amounted to $0.7 million. The net deferred tax liability is comprised of $0.7 million which related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill is subject to the non-amortization provisions of ASC 350. The goodwill of Crown is allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. This asset is not expected to be deductible for tax purposes.
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

Pro Forma Financial Information

In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the twelve months ended December 29, 2018 and December 30, 2017, assumes the 2017 acquisitions of Burford, CVP Systems, Sveba Dahlen, QualServ, L2F, Globe and Scanico and the 2018 acquisitions of Hinds-Bock, Ve.Ma.C, Josper, Firex, Taylor, M-TEK and Crown were completed on January 1, 2017 (first day of fiscal year 2017). The following pro forma results include adjustments to reflect additional interest expense to fund the acquisitions, amortization of intangibles associated with the acquisitions, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Twelve Months Ended
	December 29, 2018	December 30, 2017
Net sales	$2,913,713	$2,911,834
Net earnings	322,997	269,031

Net earnings per share:
Basic	$5.81	$4.74
Diluted	5.81	4.74

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

The company's fiscal year ends on the Saturday nearest December 31. Fiscal years 2018, 2017, and 2016 ended on December 29, 2018, December 30, 2017 and December 31, 2016, respectively, with each year including 52 weeks.

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

Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $13.6 million and $13.2 million at December 29, 2018 and December 30, 2017, respectively. At December 29, 2018, all accounts receivable are expected to be collected within one year.

(d)    Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or net realizable value. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at December 29, 2018 and December 30, 2017 are as follows:

	2018	2017
	(dollars in thousands)
Raw materials and parts	$245,976	$180,559
Work in process	51,164	38,917
Finished goods	224,670	205,163
	$521,810	$424,639

(e)	Property, Plant and Equipment

Property, plant and equipment are carried at cost as follows:

	2018	2017
	(dollars in thousands)
Land	$32,523	$28,996
Building and improvements	196,743	175,678
Furniture and fixtures	64,586	54,362
Machinery and equipment	188,454	165,157
	482,306	424,193
Less accumulated depreciation	(167,737)	(142,278)
	$314,569	$281,915

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

Depreciation expense amounted to $35.8 million, $29.7 million and $26.2 million in fiscal 2018, 2017 and 2016, respectively.

Expenditures which significantly extend useful lives are capitalized. Maintenance and repairs are charged to expense as incurred. Asset impairments are recorded whenever events or changes in circumstances indicate that the recorded value of an asset is greater than the sum of its expected future undiscounted cash flows.

(f)	Goodwill and Other Intangibles

The company’s business acquisitions result in the recognition of goodwill and other intangible assets, which are a significant portion of the company’s total assets. The company recognizes goodwill and other intangible assets under the guidance of ASC Topic 350-10, Intangibles - Goodwill and Other.  Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Identifiable intangible assets are recognized separately from goodwill and include trademarks and trade names, technology, customer relationships and other specifically identifiable assets. Trademarks and trade names are deemed to be indefinite-lived. Goodwill and indefinite-lived intangible assets are not amortized, but are subject to impairment testing.

The company performs the annual impairment assessment for goodwill and indefinite-lived intangible assets as of first day of the fourth quarter and more frequently if indicators of impairment exist. The goodwill impairment test is performed at the reporting unit level. The company initially performs a qualitative analysis to determine if it is more likely than not that the goodwill balance or indefinite-life intangible asset is impaired. In conducting a qualitative assessment, the Company analyzes a variety of events or factors that may influence the fair value of the reporting unit or indefinite-life intangible, including, but not limited to: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, share price and other relevant factors.

If an indicator of impairment is determined from the qualitative analysis, then the company will perform a two-step quantitative analysis. First, the fair value of each reporting unit is compared to its carrying value. If the fair value of the reporting unit is less than its carrying value, the company performs a hypothetical purchase price allocation based on the reporting unit’s fair value to determine the fair value of the reporting unit’s goodwill. Any resulting difference will be a charge to Impairment of intangible assets in the Consolidated Statements of Earnings in the period in which the determination is made. Fair value is determined using a combination of present value techniques and market prices of comparable businesses.

The company completed its annual impairment test for goodwill as of September 30, 2018. The company performed a qualitative assessment to evaluate goodwill for all reporting units. Based on the qualitative assessment it was determined there was no impairment of goodwill. The company has not recognized any goodwill impairments and therefore no accumulated impairment loss.

Goodwill is allocated to the business segments as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 31, 2016	$542,090	$134,680	$415,952	$1,092,722

Goodwill acquired during the year	118,419	58,899	—	177,318
Measurement period adjustments to goodwill acquired in prior year	(36,408)	41	—	(36,367)
Exchange effect	7,350	4,658	19,129	31,137

Balance as of December 30, 2017	$631,451	$198,278	$435,081	$1,264,810

Goodwill acquired during the year	487,032	30,624	—	517,656
Measurement period adjustments to goodwill acquired in prior year	(1,559)	(5,679)	—	(7,238)
Exchange effect	(14,857)	(4,169)	(13,027)	(32,053)

Balance as of December 29, 2018	$1,102,067	$219,054	$422,054	$1,743,175

Intangible assets consist of the following (in thousands):

	December 29, 2018			December 30, 2017
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	9.5	$644,145	$(222,661)	5.2	$330,496	$(171,005)
Backlog	2.8	27,065	(24,755)	0.8	19,689	(18,081)
Developed technology	5.9	39,624	(20,998)	4.2	22,485	(18,248)
		$710,834	$(268,414)		$372,670	$(207,334)
Indefinite-lived assets:
Trademarks and tradenames		$918,604			$615,090

The company completed its annual impairment for other intangibles as of September 30, 2018. We identified indicators of impairment associated with certain tradenames in within the Food Processing and Residential Kitchen reporting units based on the qualitative assessment, which required the completion of a quantitative impairment assessment. The primary indicator of impairment was lower than expected revenue performance in the current year. Based on the results of the quantitative assessment, the company determined there was no impairment of any of the indefinite-lived intangible assets.

In performing the quantitative assessment of indefinite-life intangible assets, primarily tradenames, the company estimated the fair value using the relief-from-royalty method which requires assumptions related to projected revenues; assumed royalty rates that could be payable if we did not own the brand; and a market participant discount rate based on a weighted-average cost of capital.

The company elected to perform a qualitative assessment on the other indefinite-life intangible assets noting no events that indicated that the fair value was less than carrying value that would require a quantitative impairment assessment.

The estimates of future cash flows used in determining the fair value of goodwill and intangible assets involve significant management judgment and are based upon assumptions about expected future operating performance, economic conditions, market conditions and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond our control, such as changes in capital markets. The actual cash flows could differ materially from management's estimates due to changes in business conditions, operating performance and economic conditions.

During 2017 testing, the company determined that the Viking tradename, within the Residential Kitchen Equipment Group, was impaired. The company estimated the fair value of the tradename using a relief from royalty method under the income approach. The decline in fair value of the Viking tradename was primarily the result of weaker than expected revenue performance in 2017 and a corresponding reduction of future revenue expectations. The impairment resulted from the decline in revenues attributable, in part, to the product recall announced in 2015 related to products manufactured prior to the acquisition of Viking. The fair value of the Viking tradename was estimated to be $93.0 million as compared to the carrying value of $151.0 million and resulted in a $58.0 million indefinite-lived intangible asset impairment charge.

The aggregate intangible amortization expense was $60.0 million, $38.6 million and $29.9 million in 2018, 2017 and 2016, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

2019	$59,995
2020	59,079
2021	55,190
2022	51,184
2023	44,276
2024 and thereafter	172,696
$442,420

(g)	Accrued Expenses

Accrued expenses consist of the following at December 29, 2018 and December 30, 2017, respectively:

	2018	2017
	(dollars in thousands)
Accrued payroll and related expenses	$74,952	$67,935
Accrued warranty	59,451	52,834
Contract liabilities	57,913	31,069
Accrued customer rebates	45,740	48,590
Accrued sales and other tax	19,452	20,881
Accrued professional fees	17,313	18,250
Accrued product liability and workers compensation	16,284	11,976
Accrued agent commission	11,969	11,035
Other accrued expenses	64,372	59,601

	$367,446	$322,171

(h)	Litigation Matters

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

(i)	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income (loss) as reported in the consolidated balance sheets:

	2018	2017
	(dollars in thousands)
Unrecognized pension benefit costs, net of tax of ($36,719) and ($43,592)	$(170,938)	$(203,063)
Unrealized gain on interest rate swap, net of tax of $2,543 and $4,243	7,233	6,365
Currency translation adjustments	(112,771)	(69,721)

	$(276,476)	$(266,419)

Changes in accumulated other comprehensive income (loss) (1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of December 31, 2016	$(116,411)	$(173,394)	$5,482	$(284,323)
Other comprehensive income before reclassification	46,690	(31,683)	1,822	16,829
Amounts reclassified from accumulated other comprehensive income	—	2,014	(939)	1,075
Net current-period other comprehensive income	$46,690	$(29,669)	$883	$17,904
Balance as of December 30, 2017	$(69,721)	$(203,063)	$6,365	$(266,419)
Adoption of ASU 2018-02 (2)	—	(487)	1,619	1,132
Other comprehensive income before reclassification	(43,050)	29,527	(1,166)	(14,689)
Amounts reclassified from accumulated other comprehensive income	—	3,085	415	3,500
Net current-period other comprehensive income	$(43,050)	$32,125	$868	$(10,057)
Balance as of December 29, 2018	$(112,771)	$(170,938)	$7,233	$(276,476)
(1) As of December 29, 2018 pension and interest rate swap amounts are net of tax of $(36.7) million and $2.5 million, respectively. During the twelve months ended December 29, 2018, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $6.9 million and $(1.7) million, respectively.
(2) As of December 31, 2017, the company adopted ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The adoption of this guidance resulted in the reclassification of $1.1 million of stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income to retained earnings.

(j)    Fair Value Measures

ASC 820 Fair Value Measurements and Disclosures defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into the following levels:

Level 1 – Quoted prices in active markets for identical assets or liabilities
Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly
Level 3 – Unobservable inputs based on our own assumptions

The company’s financial assets and liabilities that are measured at fair value are categorized using the fair value hierarchy at December 29, 2018 and December 30, 2017 are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of December 29, 2018
Financial Assets:
Interest rate swaps	$—	$13,487	$—	$13,487

Financial Liabilities:
Interest rate swaps	$—	$4,125	$—	$4,125
Contingent consideration	$—	$—	$3,566	$3,566

As of December 30, 2017
Financial Assets:
Interest rate swaps	$—	$10,266	$—	$10,266

Financial Liabilities:
Contingent consideration	$—	$—	$1,780	$1,780

The contingent consideration, as of December 29, 2018, relates to the earnout provisions recorded in conjunction with the acquisition of Josper. The contingent consideration, as of December 30, 2017, relates to the earnout provisions recorded in conjunction with the acquisitions of Desmon and Scanico.

The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings, as defined in the respective purchase agreements. On a quarterly basis, the company assesses the projected results for each of the acquisitions in comparison to the earnout targets and adjusts the liability accordingly.

(k)	Foreign Currency

Foreign currency transactions are accounted for in accordance with ASC 830 Foreign Currency Translation. The income statements of the company’s foreign operations are translated at the monthly average rates. Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur. These transactions amounted to a loss of $2.6 million, $2.4 million and $1.9 million in 2018, 2017 and 2016, respectively, and are included in other expense on the statements of earnings.

(l)	Shipping and Handling Costs

Fees billed to the customer for shipping and handling are classified as a component of net revenues. Shipping and handling costs are included in cost of products sold.

(m)	Warranty Costs

In the normal course of business, the company issues product warranties for specific product lines and provides for the estimated future warranty cost in the period in which the sale is recorded. The estimate of warranty cost is based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided. Adjustments to initial obligations for warranties are made as changes in the obligations become reasonably estimable.

A rollforward of the warranty reserve for the fiscal years 2018 and 2017 are as follows:

	2018	2017
	(dollars in thousands)
Beginning balance	$52,834	$40,851
Warranty reserve related to acquisitions	5,884	7,769
Warranty expense	62,314	58,398
Warranty claims paid	(61,581)	(54,184)
Ending balance	$59,451	$52,834

(n)	Research and Development Costs

Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $35.3 million, $29.1 million and $26.3 million in fiscal 2018, 2017 and 2016, respectively.

(o)	Non-Cash Share-Based Compensation

The company estimates the fair value of restricted share grants and stock options at the time of grant and recognizes compensation costs over the vesting period of the awards and options. Non-cash share-based compensation expense of $2.5 million, $6.2 million and $27.9 million was recognized for fiscal 2018, 2017 and 2016, respectively, associated with restricted share grants. The company recorded a related tax benefit of $0.0 million, $2.4 million and $10.5 million in fiscal 2018, 2017 and 2016, respectively.

As of December 29, 2018, there was $1.5 million of total unrecognized compensation cost related to nonvested restricted share grant compensation arrangements, which will be recognized over a weighted average life of 1.17 years.

Share grant awards not subject to market conditions for vesting are valued at the closing share price of the company’s stock as of the date of the grant. The company issued 132,038 and 76,788 restricted share grant awards in 2018 and 2017, respectively, with a fair value of $13.3 million and $10.5 million, respectively. Share grant awards issued in 2018 and 2017 are generally performance based and were not subject to market conditions. The fair value of $100.50 and $136.29 per share for the awards for 2018 and 2017, respectively, represent the closing share price of the company’s stock as of the date of grant.

(p)	Earnings Per Share

“Basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding and other dilutive securities.

The company’s potentially dilutive securities consist of shares issuable on exercise of outstanding options and vesting of restricted stock grants computed using the treasury method and amounted to 28,000, 4,000, and 55,000 for fiscal 2018, 2017 and 2016, respectively. There were no anti-dilutive equity awards excluded from common stock equivalents for 2018, 2017 or 2016.

(q)	Consolidated Statements of Cash Flows

Cash paid for interest was $55.3 million, $25.9 million and $21.0 million in fiscal 2018, 2017 and 2016, respectively. Cash payments totaling $79.0 million, $123.3 million, and $89.0 million were made for income taxes during fiscal 2018, 2017 and 2016, respectively.

(r)	New Accounting Pronouncements

Accounting Pronouncements - Recently Adopted

In May 2014, the Financial Accounts Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers. This update amends the current guidance on revenue recognition related to contracts with customers and requires additional disclosures. We adopted this guidance on December 31, 2017 using the modified retrospective method. Under this method, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The cumulative adjustment to the opening balance of retained earnings was $4.4 million. For additional information related to the impact of adopting this guidance, see above (l) revenue recognition.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU-15 address eight specific cash flow classification issues to reduce current and potential future diversity in practice. The adoption of this guidance did not have a material impact on the company's Consolidated Statements of Cash Flows.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires companies to account for the income tax effect of intercompany sales and transfers of assets other than inventory when the transfer occurs. Under previous guidance the income tax effects of intercompany transfers of assets were deferred until the asset had been sold to an outside party or otherwise recognized. The adoption of this guidance did not have an impact on the company's Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in ASU-01 clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The adoption of this guidance did not have a material impact on the company's Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in ASU-07 require that an employer report the service costs component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic pension cost and net periodic postretirement benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. We adopted this guidance retrospectively on December 31, 2017 using the practical expedient which permits utilizing amounts previously disclosed in its employee retirement plans note as the prior period estimation basis for the required retrospective presentation requirements. For additional information on the adoption of this guidance, see Note 11 of the Consolidated Financial Statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance allows for the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income to retained earnings. The adoption of this guidance did not have a material impact on the company's Consolidated Balance Sheet.

Accounting Pronouncements - To be adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with a duration of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or operating lease liability. The FASB issued multiple amendments to the standard which provide clarification, additional guidance, practical expedients and other improvements to the ASU. The ASU is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. The company plans to utilize the new optional transition method to use the effective date as the date of initial application on transition. As a result the company will not adjust its comparative period financial information or make the new required leases disclosures for periods before the effective date. The company has elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The company developed a project plan for implementation, surveyed the company's business, assessed the company's portfolio of leases and compiled a central repository of all leases. The company has also selected a lease accounting software solution to support the new reporting requirements and has loaded required lease data elements into the software solution. To ensure completeness of the population of leases, the company cross referenced year end disclosure information, recorded lease expense and survey responses from the businesses. The company has identified and implemented appropriate changes to policies, procedures and controls pertaining to its existing and future lease arrangements to support recognition and disclosure requirements under the new standard.

The company continues to assess the effects of adoption on the financial statements and believes the most material impact will be the recognition of new right-of-use (ROU) assets and lease liabilities on the Consolidated Balance Sheet for operating leases. The company expects to recognize of $80.0 million to $90.0 million of right-of-use assets upon adoption and lease liabilities on its Consolidated Balance Sheet. The lease liabilities to be recognized will be measured based upon the present value of minimum future payments and the ROU assets to be recognized will be equal to lease liabilities, adjusted for prepaid and accrued rent balances which are recorded in the Consolidated Balance Sheet as of December 30, 2018. The company does not anticipate the new standard will have a significant impact on the Consolidated Statements of Earnings or the Consolidated Statements of Cash Flows. There will also be no impact on existing debt covenants.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in ASU-04 simplify the subsequent measurement of goodwill, by removing the second step of the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is effective for annual reporting periods, and interim reporting periods, beginning after December 15, 2019. Early adoption is permitted for testing dates after January 1, 2017. The company is evaluating the application of this ASU on the company's annual impairment test. The company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in ASU-12 provide new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness will be recorded in other comprehensive income (OCI) and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2018 with early adoption permitted. The company is currently evaluating the impacts the ASU will have on its Consolidated Financial Statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. The amendments in ASU-08 simplify several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2018 with early adoption permitted. The company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU-13 remove, modify and add various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2019 with early adoption permitted. The company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20). The amendments in ASU-14 remove, modify and add various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2020 with early adoption permitted. The amendments must be applied on a retrospective basis for all periods presented. The company is currently evaluating the impacts the adoption of this ASU will have on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The amendments in ASU-15 align the requirements for capitalizing implementation costs in a service contract hosting arrangement with those of developing or obtaining internal-use software. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2019 with early adoption permitted. The company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments, which clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the lease standard. This ASU has the same transition requirements and effective date as ASU No. 2016-13. The company does not expect this ASU to have a material impact on its Consolidated Financial Statements.

(4)	REVENUE RECOGNITION

On December 31, 2017, we adopted the new accounting standard ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method to contracts that were not completed as of December 30, 2017. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings.

The adoption of ASC 606 represents a change in accounting principle that will also provide readers with enhanced revenue recognition disclosures. Revenue is recognized when the control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and represents the unit of account in ASC 606. A contracts transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The company’s contracts can have multiple performance obligations or just a single performance obligation. For contracts with multiple performance obligations, the contracts transaction price is allocated to each performance obligation using the company’s best estimate of the standalone selling price of each distinct good or service in the contract.

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
Product Maintenance
These services are generally recognized on a straight-line basis, because the customer simultaneously receives and consumes the benefit as we perform the services.

The cumulative effect of the changes made to our December 30, 2017 Consolidated Balance Sheet for the adoption of ASC 606 using the modified retrospective method to contracts that were not completed as of December 30, 2017 were as follows (in thousands):

	Balance at December 30, 2017 (as reported)	Adjustments due to ASC 606	Balance at December 30, 2017 (as adjusted)
Balance Sheet
Assets
Accounts receivable	$328,421	$(122)	$328,299
Inventories, net	424,639	14,993	439,632
Prepaid expenses and other	55,427	(4,018)	51,409
Long-term deferred tax assets	44,565	1,319	45,884

Liabilities & Stockholders' Equity
Accrued expenses	$322,171	$16,557	$338,728
Retained earnings	1,697,618	(4,405)	1,693,213

In accordance with the requirements of ASC 606, the adoption of ASC 606 had no impact on cash provided by operating activities within the company's Consolidated Statement of Cash Flows. The impact of adoption on our Consolidated Statement of Earnings and Consolidated Balance Sheet are as follows (in thousands):

	Twelve Months Ended December 29, 2018
	As Reported	Balances without ASC 606	Effect of Change
Net sales	$2,722,931	$2,702,357	$20,574
Cost of sales	1,718,791	1,703,488	15,303
Provision for income taxes	106,361	105,132	1,229
Net earnings	$317,152	$313,110	$4,042

Basic earnings per share	$5.71	$5.63
Diluted earnings per share	$5.70	$5.63

	Balance as of December 29, 2018
	As Reported	Balances without ASC 606	Effect of Change
Assets
Inventories, net	$521,810	$520,631	$1,179
Prepaid expenses and other	50,940	51,315	(375)

Liabilities
Accrued expenses	$367,446	$368,128	$(682)
Long-term deferred tax liability	113,896	113,841	55

Equity
Retained earnings	$2,009,233	$2,009,411	$(178)

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Twelve Months Ended December 29, 2018
United States and Canada	$1,176,006	$263,743	$366,679	$1,806,428
Asia	180,409	36,578	7,155	224,142
Europe and Middle East	315,935	64,666	221,126	601,727
Latin America	57,464	24,607	8,563	90,634
Total	$1,729,814	$389,594	$603,523	$2,722,931

Twelve Months Ended December 30, 2017
United States and Canada	$968,483	$256,739	$344,204	$1,569,426
Asia	144,702	25,175	8,099	177,976
Europe and Middle East	226,697	42,473	240,456	509,626
Latin America	42,226	28,330	7,958	78,514
Total	$1,382,108	$352,717	$600,717	$2,335,542

Twelve Months Ended December 31, 2016
United States and Canada	$886,597	$247,636	$367,957	$1,502,190
Asia	140,964	24,254	9,234	174,452
Europe and Middle East	196,433	54,688	274,160	525,281
Latin America	42,961	15,657	7,311	65,929
Total	$1,266,955	$342,235	$658,662	$2,267,852

Contract Balances

Contract assets primarily relate to the company's right to consideration for work completed but not billed at the reporting date and are recorded in prepaid expenses and other in the Consolidated Balance Sheet. Contract assets are transferred to receivables when the right to consideration becomes unconditional. Accounts receivable are not considered contract assets under the new revenue standard as contract assets are conditioned upon the company's future satisfaction of a performance obligation. Accounts receivable, in contracts, are unconditional rights to consideration.

Contract liabilities relate to advance consideration received from customers for which revenue has not been recognized. Current contract liabilities are recorded in accrued expenses in the Consolidated Balance Sheet. Non-current contract liabilities are recorded in other non-current liabilities in the Consolidated Balance Sheet. Contract liabilities are reduced when the associated revenue from the contract is recognized.

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	As of December 29, 2018	At Adoption
Contract assets	$14,048	$16,753
Contract liabilities	$57,913	$47,647
Non-current contract liabilities	$12,170	$1,859

During the twelve months period ended December 29, 2018, the company reclassified $14.2 million to receivable which was included in the contract asset balance at the beginning of the period. During the twelve months period ended December 29, 2018, the company recognized revenue of $47.5 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $57.0 million during the twelve months period ended December 29, 2018. The increase in the non-current contract liabilities primarily relates to companies acquired during the twelve months period ended December 29, 2018, and relates principally to contracts for maintenance services. Substantially all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during twelve months period ended December 29, 2018.

(5)	FINANCING ARRANGEMENTS

The following is a summary of long-term debt at December 29, 2018 and December 30, 2017:

	2018	2017
	(dollars in thousands)
Senior secured revolving credit line	$1,887,764	$1,022,935
Foreign loans	4,166	5,768
Other debt arrangement	175	178
Total debt	$1,892,105	$1,028,881

Less current maturities of long-term debt	3,207	5,149

Long-term debt	$1,888,898	$1,023,732

On July 28, 2016, the company entered into an amended and restated five year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"). On December 18, 2018, the company entered into an amendment to the Credit Facility, increasing the revolving commitments under the Credit Facility by $500.0 million to a total of $3.0 billion. As of December 29, 2018, the company had $1,887.8 million of borrowings outstanding under the Credit Facility, including $1,814.0 million of borrowings in U.S. Dollars and $73.8 million of borrowings denominated in Euro. The company also has $12.1 million in outstanding letters of credit as of December 29, 2018, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $1.1 billion at December 29, 2018.

At December 29, 2018, borrowings under the Credit Facility accrued interest at a rate of 1.63% above LIBOR per annum or 0.63% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 4.08% for 2018. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt Less Unrestricted Cash to Pro Forma EBITDA (the "Leverage Ratio") on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.25% per annum as of December 29, 2018.

In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At December 29, 2018, these foreign credit facilities amounted to $4.2 million in U.S. Dollars with a weighted average per annum interest rate of approximately 5.76%.

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

	December 29, 2018		December 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$1,892,105	$1,892,105	$1,028,881	$1,028,881

The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At December 29, 2018, the company had outstanding floating-to-fixed interest rate swaps totaling $999.0 million of notional amount carrying an average interest rate of 2.17% that mature in more than 12 months but less than 72 months.
The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 3.50 to 1.00, which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At December 29, 2018, the company was in compliance with all covenants pursuant to its borrowing agreements.
The aggregate amount of debt payable during each of the next five years is as follows (in thousands):

2019	$3,207
2020	349
2021	1,888,112
2022	269
2023 and thereafter	168

$1,892,105

(6)    COMMON AND PREFERRED STOCK

(a)    Shares Authorized

At December 29, 2018 and December 30, 2017, the company had 95,000,000 authorized shares of common stock and 2,000,000 authorized shares of non-voting preferred stock.

(b)    Treasury Stock

In November 2017, the company's Board of Directors approved a stock repurchase program authorizing the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. As of December 29, 2018, 126,200 shares had been purchased under the 2017 stock repurchase program and 2,373,800 remain authorized for repurchase.

(c)    Share-Based Awards

The company maintains several stock incentive plans under which the company's Board of Directors issues restricted share grants to key employees. Restricted share grants issued to employees are transferable upon certain vesting requirements being met. The 2011 Stock Incentive Plan (the "2011 Plan") was adopted on April 1, 2011, under which the company's Board of Directors issues stock grants to key employees. On July 11, 2017 the company increased the maximum amount of shares reserved for issuance under the 2011 Plan by 1,000,000. A maximum amount of 2,650,000 shares can be issued under the 2011 Plan. Stock grants issued to employees are transferable upon certain vesting requirements. As of December 29, 2018, a total of 1,115,116 share-based awards have been issued under the 2011 Plan. This includes 1,115,116 restricted share grants, of which 125,842 remain outstanding and unvested.

A summary of the company’s nonvested restricted share grant activity for fiscal years ended December 29, 2018 and December 30, 2017 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 31, 2016	616,125	$91.76

Granted	76,788	136.29
Vested	(418,125)	86.70
Forfeited	(115,585)	121.65

Nonvested shares at December 30, 2017	159,203	$104.44

Granted	132,038	100.50
Vested	(6,203)	126.09
Forfeited	(159,196)	100.84

Nonvested shares at December 29, 2018	125,842	$103.29

(7)     INCOME TAXES

Earnings before taxes is summarized as follows (in thousands):

	2018	2017	2016
Domestic	$328,870	$290,866	$336,625
Foreign	94,643	92,663	84,680
Total	$423,513	$383,529	$421,305

The provision for income taxes is summarized as follows (in thousands):

	2018	2017	2016
Federal	$66,359	$48,688	$94,621
State and local	16,035	9,076	13,107
Foreign	23,967	27,637	29,361
Total	$106,361	$85,401	$137,089

Current	$85,872	$99,893	$115,726
Deferred	20,489	(14,492)	21,363
Total	$106,361	$85,401	$137,089

Reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate are as follows:

	2018	2017	2016
U.S. federal statutory tax rate	21.0%	35.0%	35.0%

State taxes, net of federal benefit	3.0	1.5	2.3
U.S. domestic manufacturers deduction	—	(2.1)	(2.4)
Permanent differences	0.2	(0.7)	(1.6)
Foreign income tax rate at rates other than U.S. statutory	1.3	(1.6)	(1.1)
Tax Cuts and Jobs Act of 2017 deferred tax changes	0.2	(10.0)	—
Tax Cuts and Jobs Act of 2017 transition tax	(0.1)	2.0	—
Change in valuation allowances	(0.5)	(2.0)	—
Tax on unremitted earnings	—	1.5	—
Other	—	(1.3)	0.3
Consolidated effective tax	25.1%	22.3%	32.5%

The company’s effective tax rate for 2018 was 25.1% as compared to 22.3% in 2017. The effective tax rate for 2018 includes the continuing impact of complying with the Tax Cuts and Jobs Act of 2017 (the Tax Act); including a reduction in the federal tax rate to 21.0%, the move to a territorial U.S. tax system, certain expenses now being non-deductible and additional taxes or benefits under GILTI, BEAT and FDII. The effective tax rate for 2017 included the impact of the provisional estimates for the transition tax and deferred tax rate changes under the Tax Act and favorable benefits for the adoption of ASU 2016-09 “Compensation-Stock Compensation (Topic 718: Improvements to Employee Share-Based Payment Accounting” and valuation allowance reversal. The company elects to account for the GILTI tax as a period cost.

During 2018, the company finalized the transition tax and deferred tax rate changes under the Tax Act with the filing of its 2017 tax returns. The changes to provisional estimates resulted in a 0.1% increase in the effective rate. The company fully paid its transition tax liability in 2018.

At December 29, 2018 and December 30, 2017, the company had recorded the following deferred tax assets and liabilities:

	2018	2017
	(dollars in thousands)
Deferred tax assets:
Compensation related	$3,776	$3,129
Pension and post-retirement benefits	41,502	56,502
Inventory reserves	14,441	11,342
Accrued liabilities and reserves	13,835	9,813
Warranty reserves	10,641	7,232
Net operating loss carryforwards	36,629	37,911
Other	10,531	19,826
Gross deferred tax assets	131,355	145,755
Valuation allowance	(26,023)	(23,190)
Deferred tax assets	$105,332	$122,565

Deferred tax liabilities:
Intangible assets	$(167,197)	$(137,871)
Depreciable assets	(13,617)	(10,426)
Other	(6,226)	(17,518)

Deferred tax liabilities	$(187,040)	$(165,815)

Net deferred tax assets (liabilities)	$(81,708)	$(43,250)

Long-term deferred asset	32,188	44,565
Long-term deferred liability	(113,896)	(87,815)
Net deferred tax assets (liabilities)	$(81,708)	$(43,250)

The company has recorded tax reserves on undistributed foreign earnings not permanently reinvested of $4.1 million and $3.9 million at December 29, 2018 and December 30, 2017, respectively. No further provisions were made for income taxes that may result from future remittances of undistributed earnings of foreign subsidiaries that are determined to be permanently reinvested, which were $241.0 million on December 29, 2018. Determination of the total amount of unrecognized deferred income taxes on undistributed earnings net of foreign subsidiaries is not practicable.

The company has a deferred tax asset on net operating loss carryforwards totaling $36.6 million as of December 29, 2018. These net operating losses are available to reduce future taxable earnings of certain domestic and foreign subsidiaries. United States federal loss carryforwards total $14.6 million and expire through 2037, state loss carryforwards total $88.0 million and expire through 2038 and international loss carryforwards total $101.4 million and expire through 2030; however, some have no expiration date. Of these carryforwards, $98.9 million is subject to full valuation allowance.

As of December 29, 2018, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $31.9 million (of which $31.6 million would impact the effective tax rate if recognized) plus approximately $5.1 million of accrued interest and $8.1 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Interest recognized in fiscal years 2018, 2017 and 2016 was $0.6 million, $0.7 million and $0.3 million, respectively. Penalties recognized in fiscal years 2018, 2017 and 2016 was $0.6 million, $1.3 million and $1.0 million, respectively.

Although the company believes its tax returns are correct, the final determination of tax examinations may be different than what was reported on the tax returns. In the opinion of management, adequate tax provisions have been made for the years subject to examination.

The following table summarizes the activity related to the unrecognized tax benefits for the fiscal years ended December 31, 2016, December 30, 2017 and December 29, 2018 (in thousands):

Balance at December 31, 2016	$20,289

Increases to current year tax positions	11,843
Increase to prior year tax positions	201
Decrease to prior year tax positions	(9)
Settlements	(439)
Lapse of statute of limitations	(1,955)

Balance at December 30, 2017	$29,930

Increases to current year tax positions	3,912
Increase to prior year tax positions	2,860
Decrease to prior year tax positions	(569)
Lapse of statute of limitations	(4,221)

Balance at December 29, 2018	$31,912

It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that $6.3 million of its remaining unrecognized tax benefits may be recognized by the end of 2019 as a result of settlements with taxing authorities or lapses of statutes of limitations.

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

(8)	FINANCIAL INSTRUMENTS

ASC 815 Derivatives and Hedging requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Derivatives that do not qualify as a hedge must be adjusted to fair value in earnings. If the derivative does qualify as a hedge under ASC 815, changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments or recognized in other accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge's change in fair value will be immediately recognized in earnings.

(a)	Foreign Exchange

The company periodically enters into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. The fair value of these forward contracts was an unrealized loss of $0.9 million at the end of the year.

(b)	Interest Rate

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. The fair value of these instruments was an asset of $9.4 million and $10.3 million as of December 29, 2018 and December 30, 2017, respectively. The change in fair value of these swap agreements in 2018 was a loss of $0.8 million, net of taxes.

A summary of the company’s interest rate swaps is as follows (in thousands):

		Twelve Months Ended
	Location	Dec 29, 2018	Dec 30, 2017
Fair value	Other assets	$9,362	$10,266
Amount of gain/(loss) recognized in other comprehensive income	Other comprehensive income	$(561)	$531
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$415	$(939)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$72	$54

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

The company leases warehouse space, office facilities and equipment under operating leases, which expire in fiscal 2019 and thereafter. Future minimum payment obligations under these leases are as follows:

Total Operating Lease Commitments

2019	$23,118
2020	19,097
2021	16,576
2022	12,730
2023	8,428
2024 and thereafter	19,881

$99,830

Rental expense pertaining to the operating leases was $30.2 million, $27.1 million and $23.5 million in fiscal 2018, 2017 and 2016 respectively.

(10)    SEGMENT INFORMATION

The company operates in three reportable operating segments defined by management reporting structure and operating activities.

The Commercial Foodservice Equipment Group manufactures, sells, and distributes foodservice equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in Arkansas, California, Illinois, Michigan, New Hampshire, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Vermont, Washington, Australia, China, Denmark, Estonia, Italy, the Philippines, Spain, Poland, Sweden and the United Kingdom. Principal product lines of this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, food warming equipment, catering equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, griddles, charcoal grills, professional mixers, stainless steel fabrication, custom millwork, professional refrigerators, blast chillers, coldrooms, ice machines, freezers, and soft serve, ice cream, coffee, and beverage dispensing equipment. These products are sold and marketed under the brand names: Anets, Bear Varimixer, Beech, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, CTX, Carter-Hoffmann, Celfrost, Concordia, CookTek, Crown, Desmon, Doyon, Eswood, Firex, Follett, Frifri, Giga, Globe, Goldstein, Holman, Houno, IMC, Induc, Jade, JoeTap, Josper, L2F, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, QualServ, Southbend, Star, Sveba Dahlen, Taylor, Toastmaster, TurboChef, Wells and Wunder-Bar.

The Food Processing Equipment Group manufactures preparation, cooking, packaging food handling and food safety equipment for the food processing industry. This business segment has manufacturing operations in Georgia, Illinois, Iowa, North Carolina, Oklahoma, Texas, Virginia, Washington, Wisconsin, Denmark, France, Germany, India, Italy, and the United Kingdom. Principal product lines of this group include batch ovens, baking ovens, proofing ovens, conveyor belt ovens, continuous processing ovens, frying systems and automated thermal processing systems, grinders, slicers, reduction and emulsion systems, mixers, blenders, battering equipment, breading equipment, seeding equipment, water cutting systems, food presses, food suspension equipment, filling and depositing solutions, forming equipment, automated loading and unloading systems, food safety, food handling, freezing, defrosting and packaging equipment. These products are sold and marketed under the brand names: Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Cozzini, CVP Systems, Danfotech, Drake, Emico, Glimek, Hinds-Bock, Maurer-Atmos, MP Equipment, M-TEK, RapidPak, Scanico, Spooner Vicars, Stewart Systems, Thurne and Ve.Ma.C.

The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. This business segment has manufacturing facilities in California, Michigan, Mississippi, Wisconsin, France, Ireland and the United Kingdom. Principal product lines of this group are ranges, cookers, stoves, ovens, refrigerators, dishwashers, microwaves, cooktops, wine coolers, ice machines, ventilation equipment and outdoor equipment. These products are sold and marketed under the brand names: AGA, AGA Cookshop, Brigade, Fired Earth, Heartland, La Cornue, Leisure Sinks, Lynx, Marvel, Mercury, Rangemaster, Rayburn, Redfyre, Sedona, Stanley, TurboChef, U-Line and Viking.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker evaluates individual segment performance based on operating income. Management believes that intersegment sales are made at established arm's length transfer prices.

The following table summarizes the results of operations for the company’s business segments(1) (dollars in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(3)	Total
2018
Net sales	$1,729,814	$389,594	$603,523	$—	$2,722,931
Operating income (4)	393,380	62,435	53,959	(63,808)	445,966
Depreciation and amortization expense	52,598	12,734	30,064	1,842	97,238
Net capital expenditures	17,444	7,373	11,721	(498)	36,040
Total assets	2,906,373	513,189	1,089,103	41,116	4,549,781
Long-lived assets (2)	181,636	33,127	146,897	22,328	383,988

2017
Net sales	$1,382,108	$352,717	$600,717	$—	$2,335,542
Operating income (4,5,6)	357,085	88,121	(377)	(66,216)	378,613
Depreciation and amortization expense	29,981	7,357	30,551	1,885	69,774
Net capital expenditures	41,457	5,519	7,637	(120)	54,493
Total assets	1,693,820	450,932	1,140,668	54,293	3,339,713
Long-lived assets (2)	148,565	25,346	167,486	21,191	362,588

2016
Net sales	$1,266,955	$342,235	$658,662	$—	$2,267,852
Operating income (4)	350,483	87,039	62,326	(80,830)	419,018
Depreciation and amortization expense	19,548	5,696	29,897	3,093	58,234
Net capital expenditures	11,958	5,667	6,961	231	24,817
Total assets	1,347,441	340,088	1,179,640	49,967	2,917,136
Long-lived assets (2)	84,475	21,763	175,206	35,100	316,544

(1)
Non-operating expenses are not allocated to the reportable segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.

(2)	Long-lived assets consist of property, plant and equipment, long-term deferred tax assets and other assets.

(3)	Includes corporate and other general company assets and operations.

(4)	Restructuring expenses are included in operating income of the segment to which they pertain. See note 13 for further details.

(5)	Gain on sale of plant is included in Commercial Foodservice.

(6)	Impairment of intangible assets is included in Residential Kitchen.

Geographic Information

Long-lived assets, not including goodwill and other intangibles (in thousands):

	2018	2017	2016
United States and Canada	$262,482	$221,479	$181,317

Asia	12,136	14,033	14,729
Europe and Middle East	108,001	126,264	119,511
Latin America	1,369	812	987
Total International	121,506	141,109	135,227

	$383,988	$362,588	$316,544

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

The company also maintains a retirement benefit agreement with its former Chairman ("Chairman Plan"). The retirement benefits are based upon a percentage of the Chairman’s final base salary with no increase in compensation.

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

The other, much smaller, defined benefit pension plans operating within the AGA Group cover employees in France and the United Kingdom.  All pension plan assets are held in separate trust funds although the net defined benefit pension obligations are included in the company's consolidated balance sheet.

A summary of the plans’ net periodic pension cost, benefit obligations, funded status, and net balance sheet position is as follows (dollars in thousands)

	Fiscal 2018		Fiscal 2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net Periodic Pension Cost (Benefit):
Service cost	$365	$3,754	$402	$4,013
Interest cost	1,082	32,173	1,240	32,748
Expected return on assets	(967)	(75,017)	(821)	(70,630)
Amortization of net (gain) loss	(129)	4,056	(330)	3,073
Amortization of prior service cost	—	437	—	—
Curtailment loss	—	906	—	3,305
Pension settlement gain	—	(655)	—	(313)
	$351	$(34,346)	$491	$(27,804)

Change in Benefit Obligation:
Benefit obligation – beginning of year	$31,908	$1,615,244	$31,949	$1,478,493
Service cost	365	3,754	402	4,013
Prior service cost	—	53,586	—	—
Interest on benefit obligations	1,082	32,173	1,240	32,748
Member contributions	—	290	—	345
Actuarial (gain) loss	(850)	(163,746)	(760)	21,058
Pension settlement gain	—	(873)	—	(4,017)
Net benefit payments	(946)	(72,095)	(923)	(65,160)
Curtailment loss	—	906	—	3,305
Exchange effect	—	(91,664)	—	144,459
Benefit obligation – end of year	$31,559	$1,377,575	$31,908	$1,615,244

Change in Plan Assets:
Plan assets at fair value – beginning of year	$16,102	$1,296,539	$13,589	$1,173,865
Company contributions	877	4,889	1,476	3,062
Investment (loss) gain	(1,399)	(12,600)	1,960	72,342
Member contributions	—	290	—	345
Pension settlement loss	—	(161)	—	(3,254)
Benefit payments and plan expenses	(946)	(72,095)	(923)	(65,160)
Exchange effect	—	(75,481)	—	115,339
Plan assets at fair value – end of year	$14,634	$1,141,381	$16,102	$1,296,539

Funded Status:
Unfunded benefit obligation	$(16,925)	$(236,194)	$(15,806)	$(318,705)

Amounts recognized in balance sheet at year end:
Accrued pension benefits	$(16,925)	$(236,194)	$(15,806)	$(318,705)

	Fiscal 2018		Fiscal 2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Pre-tax components in accumulated other comprehensive income at period end:
Net actuarial loss	$4,985	$202,672	$3,340	$243,315

Pre-tax components recognized in other comprehensive income for the period:
Current year actuarial (gain) loss	$1,516	$(88,992)	$(1,898)	$44,316
Actuarial gain (loss) recognized	129	(4,741)	330	(7,041)
Prior service cost	—	53,586	—	—
Prior service cost recognized	—	(437)	—	—
Pension settlement gain	—	(713)	—	(763)
Pension settlement gain recognized	—	654	—	313
Total amount recognized	$1,645	$(40,643)	$(1,568)	$36,825

Accumulated Benefit Obligation	$31,559	$1,377,532	$31,908	$1,615,157

Salary growth rate	n/a	0.8%	n/a	0.6%
Assumed discount rate	4.1%	2.7%	3.5%	2.3%
Expected return on assets	6.0%	6.2%	6.0%	6.2%

On December 31, 2017, the company adopted ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". The service cost component is recognized within Selling, general and administrative expenses and the non-operating components of pension benefit are included within Net periodic pension benefit (other than service cost) in the Consolidated Statements of Earnings. The adoption of this standard resulted in a reclassification for fiscal 2017 and 2016, in which previously reported selling, general and administrative expenses was increased by $31.7 million and $27.2 million, respectively. Net earnings and net earnings per share did not change as a result of the adoption of this standard.

On October 26, 2018, in Lloyds Banking Group Pensions Trustees Limited vs. Lloyds Bank plc and Others, the High Court of Justice in the United Kingdom issued a ruling ("Court Ruling") requiring Lloyds Bank plc to equalize benefits payable to men and women under its U.K. defined benefit pension plan. The Court Ruling noted that the formulas used to determine guaranteed minimum pension (GMP) benefits violated gender-pay equality laws due to differences in the way benefits were calculated for men and women. As a result of this ruling, the U.K. pension plan was required to amend its benefit formulas and account for the higher pension payments resulting from GMP equalization. In accordance with ASC 715, this Court Ruling represents a change to for the company's U.K. pension plans resulting in a retroactive increase in benefit levels for plan participants and has been accounted for as a prior service cost deferred in other comprehensive income, to be amortized as a component of net periodic pension benefit in future periods. The U.K. pension plans projected benefit obligation increased $53.6 million as a result of the Court Ruling, subject to potential future adjustments as the calculations by participants are finalized.

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

The assets of the plans were invested in the following classes of securities (none of which were securities of the company):

U.S. Plans:

	Target Allocation	Percentage of Plan Assets
		2018	2017
Equity	48%	42%	55%
Fixed income	40	49	35
Money market	4	1	3
Other (real estate investment trusts & commodities contracts)	8	8	7
	100%	100%	100%

Non-U.S. Plans:

	Target Allocation	Percentage of Plan Assets
		2018	2017
Equity	17%	23%	26%
Fixed income	38	52	48
Alternatives/Other	32	9	12
Real Estate	13	14	11
Cash and cash equivalents	—	2	3
	100%	100%	100%

In accordance with ASC 820 Fair Value Measurements and Disclosures, the company has measured its defined benefit pension plans at fair value. In accordance with ASU 2015-04, "Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets", the company has elected to measure the pension plan assets and obligations as of the calendar month-end closest to the fiscal year end. The following tables summarize the basis used to measure the pension plans’ assets at fair value as of December 29, 2018 and December 30, 2017 (in thousands):

U.S. Plans:

	Fiscal 2018			Fiscal 2017
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Net Asset Value	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Net Asset Value

Short Term Investment Fund (a)	$175	$—	$175	$486	$—	$486

Equity Securities:
Large Cap	2,615	2,615	—	3,485	3,485	—
Mid Cap	329	329	—	474	474	—
Small Cap	326	326	—	475	475	—
International	2,937	2,937	—	4,507	4,507	—

Fixed Income:
Government/Corporate	5,994	5,994	—	4,744	4,744	—
High Yield	1,102	1,102	—	809	809	—

Alternative:
Global Real Estate Investment Trust	591	591	—	469	469	—
Commodities Contracts	565	565	—	653	653	—

Total	$14,634	$14,459	$175	$16,102	$15,616	$486

(a)	Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

Non-U.S. Plans:

	Fiscal 2018
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value

Cash and cash equivalents	$28,434	$4,325	$2,656	$—	$21,453

Equity Securities:
UK	155,687	78,938	—	—	76,749
International:
Developed	99,872	14,497	—	—	85,375
Emerging	7,488	591	—	—	6,897
Unquoted/Private Equity	1,752	—	—	—	1,752

Fixed Income:
Government/Corporate:
UK	468,608	11,860	6,779	—	449,969
International	75,980	—	—	—	75,980
Index Linked	47,873	3,614	—	—	44,259
Other	650	—	—	—	650
Convertible Bonds	188	—	—	—	188

Real Estate:
Direct	148,551	—	148,551	—	—
Indirect	10,812	188	9,298	—	1,326

Hedge Fund Strategy:
Equity Long/Short	73,783	—	—	—	73,783
Arbitrage & Event	73,261	—	—	—	73,261
Directional Trading & Fixed Income	44,091	—	—	—	44,091
Cash & Other	21,719	—	—	—	21,719
Direct Sourcing	2,289	—	—	—	2,289

Leveraged Loans	18,295	—	—	—	18,295

Alternative/Other	(137,952)	5	—	86	(138,043)

Total	$1,141,381	$114,018	$167,284	$86	$859,993

	Fiscal 2017
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value

Cash and cash equivalents	$42,857	$8,135	$15,851	$—	$18,871

Equity Securities:
UK	178,093	98,408	—	—	79,685
International:
Developed	145,295	16,627	—	—	128,668
Emerging	7,261	385	—	—	6,876
Unquoted/Private Equity	3,687	—	—	—	3,687

Fixed Income:
Government/Corporate:
UK	347,840	12,247	14,417	—	321,176
International	46,065	—	—	—	46,065
Index Linked	228,699	4,055	—	—	224,644
Other	3,750	—	—	—	3,750
Convertible Bonds	187	—	—	—	187

Real Estate:
Direct	135,238	—	135,238	—	—
Indirect	11,128	191	—	—	10,937

Hedge Fund Strategy:
Equity Long/Short	79,035	—	—	—	79,035
Arbitrage & Event	83,814	—	—	—	83,814
Directional Trading & Fixed Income	34,107	—	—	—	34,107
Cash & Other	48,440	—	—	—	48,440
Direct Sourcing	1,675	—	—	—	1,675

Leveraged Loans	30,755	—	—	—	30,755

Alternative/Other	(131,387)	(4)	—	101	(131,484)

Total	$1,296,539	$140,044	$165,506	$101	$990,888

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

Estimated future benefit payments under the plans are as follows (dollars in thousands):

	U.S. Plans	Non-U.S. Plans
2019	$1,686	$59,200
2020	1,704	61,498
2021	1,741	62,360
2022	1,755	64,772
2023 through 2028	11,055	393,112

Expected contributions to the U.S. Plans and Non-U.S. Plans to be made in 2019 are $0.6 million and $6.2 million, respectively.

(b)	Defined Contribution Plans

As of December 29, 2018, the company maintained two separate defined contribution 401(k) savings plans covering all employees in the United States. These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States. The company also maintained defined contribution plans for its UK based employees.

(12)         QUARTERLY DATA (UNAUDITED)

	1st	2nd	3rd	4th	Total Year
	(dollars in thousands, except per share data)
2018
Net sales	$584,800	$668,128	$713,331	$756,672	$2,722,931
Gross profit	211,633	250,759	261,160	280,588	1,004,140
Income from operations	86,992	111,310	107,677	139,987	445,966
Net earnings	$65,420	$83,988	$72,905	$94,839	$317,152

Basic earnings per share (1)	$1.18	$1.51	$1.31	$1.71	$5.71
Diluted earnings per share (1)	$1.18	$1.51	$1.31	$1.70	$5.70

2017
Net sales	$530,297	$579,343	$593,043	$632,859	$2,335,542
Gross profit	209,450	234,608	228,519	240,164	912,741
Income from operations	92,741	113,524	109,444	62,904	378,613
Net earnings	$70,702	$77,569	$74,671	$75,186	$298,128

Basic earnings per share (1)	$1.24	$1.35	$1.31	$1.35	$5.26
Diluted earnings per share (1)	$1.24	$1.35	$1.31	$1.35	$5.26

(1)	Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

(13)    RESTRUCTURING AND ACQUISITION INTEGRATION INITIATIVES

Commercial Foodservice Equipment Group:

During the fiscal years 2018 and 2017, the company undertook cost reduction initiatives related to the entire Commercial Foodservice Equipment Group. These actions, which are not material to the company's operations, resulted in a charge of $3.5 million and $6.2 million in the twelve months ended December 29, 2018 and December 30, 2017, respectively, primarily for severance related to headcount reductions and consolidation of manufacturing operations. These expenses are reflected in restructuring expenses in the Consolidated Statements of Earnings. The company estimates that these restructuring initiatives will result in future cost savings of approximately $10.0 million annually. The realization of the savings began in 2017 and continued into fiscal year 2018 and the restructuring costs in the future are not expected to be significant related to these actions.

Food Processing Equipment Group:

During the fiscal years 2018 and 2017, the company undertook cost reduction initiatives related to the entire Food Processing Equipment Group. These actions, which are not material to the company's operations, resulted in a charge of $0.7 million and $0.6 million in the twelve months ended December 29, 2018, and December 30, 2017, respectively, primarily for severance related to headcount reductions and is reflected in restructuring expenses in the Consolidated Statements of Earnings. The company estimates that these restructuring initiatives will result in future cost savings of approximately $4.0 million annually. The realization of the savings began in 2017 and continued into fiscal year 2018 and the restructuring costs in the future are not expected to be significant related to these actions.

Residential Kitchen Equipment Group:

During the fiscal years 2018, 2017, 2016, and 2015, the company undertook acquisition integration initiatives primarily related to the AGA Group within the Residential Kitchen Equipment Group. These initiatives included organizational restructuring, headcount reductions, consolidation and disposition of certain facilities and business operations, including the impairment of equipment and facilities.

During fiscal year 2018, the company continued initiatives, primarily related the AGA Group, including additional headcount reductions and the impairment of equipment in conjunction of the disposition of certain facilities and business operations. The company recorded expense in the amount of $15.1 million, $13.1 million and $11.0 million, respectively in the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.

During 2018, the company undertook additional restructuring efforts for Grange, a non-core business within the Residential Kitchen Group and elected to cease operations. This process was largely completed in the fourth quarter of 2018, and the company does not expect to incur significant additional charges related to this restructuring. In connection with this exit activity, the company has recorded charges of $9.1 million.  Of this amount, $2.5 million primarily relates to charges for fixed assets and $3.2 million for working capital accounts, and $3.4 million for severance obligations and other closure costs.

These expenses are reflected in restructuring expenses in the Consolidated Statements of Earnings. The cumulative expenses incurred to date for these initiatives is approximately $55.7 million. The company estimated that these restructuring initiatives in 2017 would result in future cost savings of approximately $20.0 million annually. The realization of the savings began in 2017 and continued into fiscal year 2018, primarily related to compensation and facility costs. The company anticipates that all severance obligations for the Residential Kitchen Equipment Group will be paid by the end of fiscal of 2019.

The costs and corresponding reserve balances for the Residential Kitchen Equipment Group are summarized as follows (in thousands):

	Severance/Benefits	Facilities/Operations	Other	Total
Balance as of January 2, 2016	$15,661	$4,642	$120	$20,423
Expenses	9,816	1,160	10	10,986
Exchange Effect	(749)	(73)	(32)	(854)
Payments	(19,583)	(3,697)	(29)	(23,309)
Balance as of December 31, 2016	$5,145	$2,032	$69	$7,246
Expenses	8,662	3,872	601	13,135
Exchange Effect	533	358	11	902
Payments	(10,642)	(4,795)	(524)	(15,961)
Balance as of December 30, 2017	$3,698	$1,467	$157	$5,322
Expenses	6,367	3,771	5,001	15,139
Exchange Effect	(49)	(11)	23	(37)
Payments/Utilization	(9,150)	(5,171)	(4,394)	(18,715)
Balance as of December 29, 2018	$866	$56	$787	$1,709

(14)    SUBSEQUENT EVENT

On December 31, 2018, subsequent to the company's fiscal 2018 year end, the company completed its acquisition of all the capital stock of EVO America, Inc. ("EVO"), a leading design and manufacturer of ventless cooking equipment for the commercial foodservice industry, located near Portland, Oregon, for a purchase price of approximately $12.5 million.

THE MIDDLEBY CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED DECEMBER 29, 2018, DECEMBER 30, 2017
AND DECEMBER 31, 2016
(amounts in thousands)

	Balance Beginning Of Period	Additions/ (Recoveries) Charged to Expense	Other Adjustments (1)	Write-Offs During the the Period	Balance At End Of Period
Allowance for doubtful accounts; deducted from accounts receivable on the balance sheets-

2018	$13,182	$3,160	$1,121	$(3,855)	$13,608

2017	$12,600	$2,084	$478	$(1,979)	$13,182

2016	$8,839	$46	$4,887	$(1,171)	$12,600

(1) Amounts consist primarily of valuation allowances assumed from acquired companies.

	Balance Beginning Of Period	Additions/ (Recoveries) Charged to Expense	Write-Offs During the the Period	Balance At End Of Period
Valuation allowance - Deferred tax assets

2018	$23,190	$2,833	$—	$26,023

2017	$29,893	$(6,703)	$—	$23,190

2016	$20,395	$9,498	$—	$29,893

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

The company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of December 29, 2018. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 29, 2018, there have been no changes in the company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our assessment of the internal control structure excluded Hinds-Bock (acquired February 16, 2018) Ve.Ma.C (acquired April 3, 2018), Firex (acquired April 27, 2018), Josper (acquired May 10, 2018), Taylor (acquired June 22, 2018), M-TEK (acquired October 1, 2018), and Crown (acquired December 3, 2018).

These acquisitions constitute 0.3% and 28.0% of net and total assets, respectively, 8.1% of net sales and 4.5% of net income of the consolidated financial statements of the Company as of and for the year ended December 29, 2018. These acquisitions are included in the consolidated financial statements of the company as of and for the year ended December 29, 2018. Under guidelines established by the Securities Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired companies.

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2018.

Ernst & Young LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company included in this report, has issued an attestation report on the effectiveness of the company's internal control over financial reporting as of December 29, 2018.

The Middleby Corporation
February 27, 2019

Item 9B. Other Information

Not applicable.

PART III

Pursuant to General Instruction G (3), of Form 10-K, the information called for by Part III Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accountant Fees and Services), is incorporated herein by reference from the registrant’s definitive proxy statement filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The financial statements listed on Page 44 are filed as part of this Form 10-K.

3.	Exhibits

2.1
Stock Purchase Agreement by and among The Middleby Corporation, Middleby Marshall Inc., United Technologies Corporation, Carrier Corporation, and Carrier Asia Limited, dated May 18, 2018, incorporated by reference to the company's Form 8-K, Exhibit 2.1 filed on May 24, 2018.

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

10.2
First Amendment and Tranche Increase Amendment to Sixth Amended and Restated Credit Agreement, dated as of December 18, 2018, among Middleby Marshall Inc., the lenders named therein, and Bank of America, N.A., as administrative agent for the lenders, incorporated by reference to Middleby's Form 8-K, Exhibit 10.1, filed on December 20, 2018.

10.3*	Amended 1998 Stock Incentive Plan, dated December 15, 2003, incorporated by reference to the company’s Form 10-K, Exhibit 10.21, for the fiscal year ended January 3, 2004, filed on April 2, 2004.

10.4*	Employment Agreement of Selim A. Bassoul dated December 23, 2004, incorporated by reference to the company's Form 8-K Exhibit 10.3, dated December 23, 2004, filed on December 28, 2004.

10.5*
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

10.8*
Revised Form of Restricted Stock Agreement for The Middleby Corporation 1998 Stock Incentive Plan, , incorporated by reference to the company’s Form 8-K, Exhibit 10.1, dated March 8, 2007, filed on March 14, 2007.

10.9*
Employment Agreement by and between The Middleby Corporation and Selim A. Bassoul, dated as of January 25, 2013, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated January 25, 2013, filed on January 28, 2013.

10.10*
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

10.12*
Form of Restricted Performance Stock Agreement for The Middleby Corporation 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the company's Form 8-K, dated February 24, 2014, filed on March 3, 2014.

10.13*
Amendment to Employment Agreement between The Middleby Corporation, Middleby Marshall Inc. and Selim A. Bassoul, dated February 19, 2018, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated February 19, 2018, filed on February 22, 2018.

10.14*
Amendment to Employment Agreement between The Middleby Corporation, Middleby Marshall Inc. and Timothy J. FitzGerald, dated February 19, 2018, incorporated by reference to the company's Form 8K Exhibit 10.2, dated February 19, 2018, filed on February 22, 2018.

10.15*
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

101
Financial statements on Form 10-K for the year ended December 29, 2018, filed on February 27, 2019, formatted in Extensive Business Reporting Language (XBRL); (i) consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of cash flows, (iv) notes to the consolidated financial statements.

*	Designates management contract or compensation plan.

(c)	See the financial statement schedule included under Item 8.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2019.

THE MIDDLEBY CORPORATION

BY:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2019.

Signatures	Title

PRINCIPAL EXECUTIVE OFFICER

/s/ Timothy J. FitzGerald	Chief Executive Officer and Director
Timothy J. FitzGerald

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER

/s/ Bryan E. Mittelman	Chief Financial Officer,
Bryan E. Mittelman	Principal Financial Officer and
Principal Accounting Officer
DIRECTORS

/s/ Robert Lamb	Director
Robert Lamb

/s/ John R. Miller, III	Director
John R. Miller, III

/s/ Gordon O'Brien	Chairman of the Board, Director
Gordon O'Brien

/s/ Nassem Ziyad	Director
Nassem Ziyad

/s/ Cathy L. McCarthy	Director
Cathy L. McCarthy

/s/ Sarah Palisi Chapin	Director
Sarah Palisi Chapin