Form 10-Q
period 2019-03-30
MIDDLEBY CORP
filed 2019-05-09
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	MIDD	Nasdaq Global Market
As of May 3, 2019, there were 55,671,756 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION

QUARTER ENDED MARCH 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Mar 30, 2019	Dec 29, 2018
Current assets:
Cash and cash equivalents	$81,210	$71,701
Accounts receivable, net of reserve for doubtful accounts of $13,844 and $13,608	388,333	398,660
Inventories, net	580,174	521,810
Prepaid expenses and other	54,339	50,940
Prepaid taxes	7,089	18,483
Total current assets	1,111,145	1,061,594
Property, plant and equipment, net of accumulated depreciation of $174,640 and $167,737	318,212	314,569
Goodwill	1,738,737	1,743,175
Other intangibles, net of amortization of $284,869 and $268,414	1,371,385	1,361,024
Long-term deferred tax assets	30,562	32,188
Other assets	118,076	37,231
Total assets	$4,688,117	$4,549,781

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3,017	$3,207
Accounts payable	194,911	188,299
Accrued expenses	363,629	367,446
Total current liabilities	561,557	558,952
Long-term debt	1,889,294	1,888,898
Long-term deferred tax liability	115,937	113,896
Accrued pension benefits	253,233	253,119
Other non-current liabilities	142,037	69,713
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 62,597,716 and 62,592,707 shares issued in 2019 and 2018, respectively	145	145
Paid-in capital	378,488	377,419
Treasury stock, at cost; 6,933,618 and 6,889,241 shares in 2019 and 2018	(450,386)	(445,118)
Retained earnings	2,078,235	2,009,233
Accumulated other comprehensive loss	(280,423)	(276,476)
Total stockholders' equity	1,726,059	1,665,203
Total liabilities and stockholders' equity	$4,688,117	$4,549,781

See accompanying notes
THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	Mar 30, 2019	Mar 31, 2018
Net sales	$686,802	$584,800
Cost of sales	429,490	373,167
Gross profit	257,312	211,633
Selling, general and administrative expenses	155,909	122,948
Restructuring expenses	342	1,693
Income from operations	101,061	86,992
Interest expense and deferred financing amortization, net	20,520	8,823
Net periodic pension benefit (other than service costs)	(7,761)	(9,705)
Other (income) expense, net	(1,413)	1,173
Earnings before income taxes	89,715	86,701
Provision for income taxes	20,702	21,281
Net earnings	$69,013	$65,420

Net earnings per share:
Basic	$1.24	$1.18
Diluted	$1.24	$1.18
Weighted average number of shares
Basic	55,601	55,573
Dilutive common stock equivalents[1]	—	—
Diluted	55,601	55,573
Comprehensive income	$65,066	$84,903

1There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, December 30, 2017	$145	$374,922	$(445,118)	$1,697,618	$(266,419)	$1,361,148
Net earnings	—	—	—	65,420	—	65,420
Adoption of ASU 2018-02 (1)	—	—	—	(1,132)	1,132	—
Adoption of ASU 2014-09 (2)	—	—	—	(4,405)	—	(4,405)
Currency translation adjustments	—	—	—	—	21,802	21,802
Change in unrecognized pension benefit costs, net of tax of $(1,758)	—	—	—	—	(8,387)	(8,387)
Unrealized gain on interest rate swap, net of tax of $1,696	—	—	—	—	4,936	4,936
Stock compensation	—	145	—	—	—	145
Balance, March 31, 2018	$145	$375,067	$(445,118)	$1,757,501	$(246,936)	$1,440,659

Balance, December 29, 2018	$145	$377,419	$(445,118)	$2,009,233	$(276,476)	$1,665,203
Net earnings	—	—	—	69,013	—	69,013
Adoption of ASU 2017-12 (3)	—	—	—	(11)	11	—
Currency translation adjustments	—	—	—	—	10,683	10,683
Change in unrecognized pension benefit costs, net of tax of $(1,383)	—	—	—	—	(5,263)	(5,263)
Unrealized gain on interest rate swap, net of tax of $(3,177)	—	—	—	—	(9,378)	(9,378)
Stock compensation	—	1,069	—	—	—	1,069
Purchase of treasury stock	—	—	(5,268)	—	—	(5,268)
Balance, March 30, 2019	$145	$378,488	$(450,386)	$2,078,235	$(280,423)	$1,726,059

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
(2) As of December 31, 2017, the company adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method to contracts that were not completed as of December 30, 2017. The adoption of this guidance resulted in the recognition of $4.4 million as an adjustment to the opening balance of retained earnings.
(3) As of December 30, 2018, the company adopted ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" using the modified retrospective method. The adoption of this guidance resulted in the recognition of less than $0.1 million as an adjustment to the opening balance of retained earnings.

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	Mar 30, 2019	Mar 31, 2018
Cash flows from operating activities--
Net earnings	$69,013	$65,420
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	25,514	20,024
Non-cash share-based compensation	1,069	145
Deferred income taxes	984	2,568
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	11,743	1,041
Inventories, net	(54,532)	(9,129)
Prepaid expenses and other assets	7,036	19,326
Accounts payable	4,573	(3,404)
Accrued expenses and other liabilities	(31,452)	(51,243)
Net cash provided by operating activities	33,948	44,748
Cash flows from investing activities--
Additions to property, plant and equipment	(8,095)	(16,657)
Purchase of tradename	—	(5,399)
Acquisitions, net of cash acquired	(12,397)	(29,459)
Net cash used in investing activities	(20,492)	(51,515)
Cash flows from financing activities--
Proceeds under Credit Facility	103,957	234,344
Repayments under Credit Facility	(102,107)	(215,862)
Net repayments under international credit facilities	(72)	(114)
Net repayments under other debt arrangement	(175)	(3)
Payments of deferred purchase price	(446)	—
Repurchase of treasury stock	(5,268)	—
Net cash (used by) provided by financing activities	(4,111)	18,365
Effect of exchange rates on cash and cash equivalents	164	2,038
Changes in cash and cash equivalents--
Net increase in cash and cash equivalents	9,509	13,636
Cash and cash equivalents at beginning of year	71,701	89,654
Cash and cash equivalents at end of period	$81,210	$103,290

See accompanying notes

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2019
(Unaudited)

1)	Summary of Significant Accounting Policies

A)	Basis of Presentation
The condensed consolidated financial statements have been prepared by The Middleby Corporation (the "company" or “Middleby”), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2018 Form 10-K. The company’s interim results are not necessarily indicative of future full year results for the fiscal year 2019.
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of March 30, 2019 and December 29, 2018, the results of operations for the three months ended March 30, 2019 and March 31, 2018, cash flows for the three months ended March 30, 2019 and March 31, 2018 and statement of stockholders' equity for the three months ended March 30, 2019 and March 31, 2018.

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
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $1.1 million and $0.1 million for the three months period ended March 30, 2019 and March 31, 2018, respectively.

C)	Income Taxes
A tax provision of $20.7 million, at an effective rate of 23.1%, was recorded during the three months period ended March 30, 2019, as compared to a $21.3 million tax provision at a 24.5% in the prior year period. In comparison to the prior year the effective rate decreased primarily due to a refund of foreign taxes and enacted tax rate changes in several foreign jurisdictions. The effective rates in 2019 and 2018 are higher than the federal tax rate of 21% primarily due to state taxes and foreign tax rate differentials.

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
Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
Level 3 – Unobservable inputs based on our own assumptions.

The company’s financial liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of March 30, 2019
Financial Assets:
Interest rate swaps	$—	$8,160	$—	$8,160

Financial Liabilities:
Interest rate swaps	$—	$11,353	$—	$11,353
Contingent consideration	$—	$—	$3,585	$3,585

As of December 29, 2018
Financial Assets:
Interest rate swaps	$—	$13,487	$—	$13,487

Financial Liabilities:
Interest rate swaps	$—	$4,125	$—	$4,125
Contingent consideration	$—	$—	$3,566	$3,566
The contingent consideration as of March 30, 2019 and December 29, 2018 relates to the earnout provision recorded in conjunction with the acquisition of Josper S.A. ("Josper").
The earnout provisions associated with this acquisition is based upon performance measurements related to sales and earnings, as defined in the respective purchase agreement. On a quarterly basis, the company assesses the projected results for each acquired business in comparison to the earnout targets and adjusts the liability accordingly.
E)    Consolidated Statements of Cash Flows
Cash paid for interest was $20.4 million and $7.2 million for the three months ended March 30, 2019 and March 31, 2018, respectively. Cash payments totaling $3.0 million and $5.7 million were made for income taxes for the three months ended March 30, 2019 and March 31, 2018, respectively.

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
The company has accounted for all business combinations using the acquisition method to record a new cost basis for the assets acquired and liabilities assumed. For the company's acquisitions, goodwill is calculated as the difference between the acquisition fair value of the consideration transferred and the fair value of the net assets acquired, and represents future economic benefits, including synergies, and assembled workforce, that are expected to be achieved as a result of the acquisition. The results of operations are reflected in the consolidated financial statements of the company from the dates of acquisition.
The following represents the company's more significant acquisitions in 2019 and 2018. The company also made smaller acquisitions not listed below which are individually and collectively immaterial.
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
The final allocation of consideration paid for the Ve.Ma.C acquisition is summarized as follows (in thousands):

	(as initially reported) April 3, 2018	Measurement Period Adjustments	(as adjusted) April 3, 2018
Cash	$1,833	$—	$1,833
Current assets	10,722	—	10,722
Property, plant and equipment	389	—	389
Goodwill	7,278	(2,506)	4,772
Other intangibles	2,584	3,776	6,360
Other assets	12	—	12
Current portion of long-term debt	(1,901)	—	(1,901)
Current liabilities	(8,076)	(216)	(8,292)
Long term deferred tax liability	(340)	(1,054)	(1,394)
Other non-current liabilities	(212)	—	(212)

Net assets acquired and liabilities assumed	$12,289	$—	$12,289
The long term deferred tax liability amounted to $1.4 million. The net liability is comprised of $1.8 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets and $0.4 million of deferred tax asset related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $2.1 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $2.6 million allocated to customer relationships and $1.6 million allocated to backlog, which are to be amortized over periods of 6 years and up to 1 year, respectively. Goodwill and other intangibles of Ve.Ma.C are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

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
The final allocation of consideration paid for the Firex acquisition is summarized as follows (in thousands):

	(as initially reported) April 27, 2018	Measurement Period Adjustments	(as adjusted) April 27, 2018
Cash	$10,652	$(37)	$10,615
Current assets	7,656	39	7,695
Property, plant and equipment	2,447	—	2,447
Goodwill	36,706	(1,424)	35,282
Other intangibles	19,806	2,294	22,100
Current portion of long-term debt	(1,210)	—	(1,210)
Current liabilities	(4,099)	(471)	(4,570)
Long term deferred tax liability	(4,995)	(652)	(5,647)
Long-term debt	(1,069)	—	(1,069)
Other non-current liabilities	(1,318)	—	(1,318)

Net assets acquired and liabilities assumed	$64,576	$(251)	$64,325
The long term deferred tax liability amounted to $5.6 million. The net liability is comprised of $6.1 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets and $0.5 million of deferred tax asset related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $10.2 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $11.3 million allocated to customer relationships and $0.6 million allocated to backlog, which are to be amortized over periods of 7 years and 3 months, respectively. Goodwill and other intangibles of Firex are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

Josper
On May 10, 2018, the company completed its acquisition of all of the issued share capital of Josper, a leading manufacturer of charcoal grill and oven cooking equipment for commercial foodservice and residential applications located in Pineda de Mar, Spain, for a purchase price of approximately $39.3 million, net of cash acquired. During the fourth quarter of 2018, the company finalized the working capital provision provided for by the purchase agreement resulting in a refund from the seller of $0.2 million.
The final allocation of consideration paid for the Josper acquisition is summarized as follows (in thousands):

	(as initially reported) May 10, 2018	Measurement Period Adjustments	(as adjusted) May 10, 2018
Cash	$3,308	$—	$3,308
Current assets	6,579	13	6,592
Property, plant and equipment	4,739	—	4,739
Goodwill	27,140	(3,345)	23,795
Other intangibles	13,136	4,754	17,890
Other assets	2	—	2
Current portion of long-term debt	(217)	—	(217)
Current liabilities	(5,146)	(89)	(5,235)
Long-term debt	(1,608)	—	(1,608)
Long term deferred tax liability	(2,934)	(1,579)	(4,513)
Other non-current liabilities	(2,169)	—	(2,169)

Consideration paid at closing	$42,830	$(246)	$42,584

Contingent consideration	3,454	—	3,454

Net assets acquired and liabilities assumed	$46,284	$(246)	$46,038
The long term deferred tax liability amounted to $4.5 million. The net liability is comprised of $4.4 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets and $0.1 million of deferred tax liability related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $9.5 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $8.3 million allocated to customer relationships and $0.1 million allocated to backlog, which are to be amortized over periods of 7 years and 3 months, respectively. Goodwill and other intangibles of Josper are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
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
The goodwill and $290.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $270.0 million allocated to customer relationships, $15.0 million allocated to developed technology, and $1.7 million of existing developed oven technology and $7.0 million of backlogs, which are to be amortized over periods of 12.5 years, 7 years, 5 years and up to 3 years, respectively. Goodwill and other intangibles of Taylor are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. A significant portion of the assets are expected to be deductible for tax purposes.
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

M-TEK
On October 1, 2018, the company completed its acquisition of all of the capital stock of the M-TEK Corporation ("M-TEK"), a leading manufacturer of Modified Atmospheric Packaging (MAP) systems located in Elgin, Illinois, for a purchase price of approximately $20.0 million. During the first quarter of 2019, the company finalized the working capital provision provided by the purchase agreement resulting in no adjustment to the purchase price.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) October 1, 2018	Preliminary Measurement Period Adjustments	(as adjusted) October 1, 2018
Current assets	$2,745	$—	$2,745
Property, plant and equipment	2,497	—	2,497
Goodwill	11,610	—	11,610
Other intangibles	3,294	—	3,294
Current liabilities	(144)	—	(144)

Net assets acquired and liabilities assumed	$20,002	$—	$20,002
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

Crown
On December 3, 2018, the company completed its acquisition of all of the capital stock of the Crown Food Service Equipment, Ltd. ("Crown"), a leading design and manufacturer of steam cooking equipment for the commercial foodservice industry located in Toronto, Canada, for a purchase price of approximately $42.0 million, net of cash acquired. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the second quarter of 2019.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) December 3, 2018	Preliminary Measurement Period Adjustments	(as adjusted) December 3, 2018
Cash	$495	$—	$495
Current assets	5,045	—	5,045
Property, plant and equipment	8,710	3,658	12,368
Goodwill	31,226	(10,172)	21,054
Other intangibles	—	10,564	10,564
Current liabilities	(2,340)	(281)	(2,621)
Long-term deferred tax liability	(668)	(3,769)	(4,437)

Net assets acquired and liabilities assumed	$42,468	$—	$42,468
The long term deferred tax liability amounted to $4.4 million. The net deferred tax liability is comprised of $2.8 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets and $1.6 million of deferred tax liability related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $10.6 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Goodwill and other intangibles of Crown are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. This asset is not expected to be deductible for tax purposes.
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

EVO
On December 31, 2018, the company completed its acquisition of all of the capital stock of EVO America, Inc. ("EVO"), a leading design and manufacturer of ventless cooking equipment for the commercial foodservice industry, located near Portland, Oregon, for a purchase price of approximately $12.4 million, net of cash acquired. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the second quarter of 2019.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) December 31, 2018
Cash	$162
Current assets	1,490
Goodwill	6,896
Other intangibles	5,081
Current liabilities	(518)
Long-term deferred tax liability	(540)
Other non-current liabilities	(12)

Net assets acquired and liabilities assumed	$12,559
The long term deferred tax liability amounted to $0.5 million. The net deferred tax liability is comprised of $0.6 million of deferred tax liability related to the difference between the book and tax basis on identifiable tangible asset and liability accounts and $0.1 million of deferred tax asset related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $3.0 million of other intangibles associated with the trade name is subject to the non-amortization provisions of ASC 350. Other intangibles also include $1.9 million allocated to customer relationships and $0.2 million allocated to developed technology, which are to be amortized over periods of 10 years and 7 years, respectively. Goodwill and other intangibles of EVO are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
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

Pro Forma Financial Information

In accordance with ASC 805 “Business Combinations”, the following unaudited pro forma results of operations for the three months ended March 30, 2019 and March 31, 2018, assumes the 2018 acquisitions of Hinds-Bock, Ve.Ma.C, Josper, Firex, Taylor, M-TEK and Crown and the 2019 acquisition of EVO were completed on December 31, 2017 (first day of fiscal year 2018). The following pro forma results include adjustments to reflect additional interest expense to fund the acquisitions, amortization of intangibles associated with the acquisitions, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Three Months Ended
	March 30, 2019	March 31, 2018
Net sales	$686,802	$686,387
Net earnings	70,309	49,880

Net earnings per share:
Basic	$1.26	$0.90
Diluted	1.26	0.90

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

4)    Recently Issued Accounting Standards

Accounting Pronouncements - Recently Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments under this pronouncement change the way all leases with a duration of one year or more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or operating lease liability. The company adopted this guidance on December 30, 2018 using the modified retrospective method. The company has elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The adoption of this guidance increased total assets and liabilities due to the recognition of right-of-use assets and lease liabilities amounting to approximately $85.0 million. For additional information related to the impact of adopting this guidance, see Note 14 of the Condensed Consolidated Financial Statements.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". The amendments in ASU-12 provide new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness will be recorded in other comprehensive income (OCI) and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. The adoption of this guidance did not have a material impact on the company's Condensed Consolidated Financial Statements. For additional information related to the impact of adopting this guidance, see Note 13 of the Condensed Consolidated Financial Statements.

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

In August of 2018, the SEC published Final Rule Release No. 33-10532, "Disclosure Update and Simplification." This guidance streamlines disclosure requirements by removing certain redundant topics and is effective for quarterly and annual reports submitted after November 5, 2018. The adoption of this guidance resulted in the presentation and expansion of the company's Condensed Consolidated Statements of Changes in Stockholders' Equity to display quarter-to-quarter details.

Accounting Pronouncements - To be adopted

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The amendments in ASU-04 simplify the subsequent measurement of goodwill, by removing the second step of the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is effective for annual reporting periods, and interim reporting periods, beginning after December 15, 2019. Early adoption is permitted for testing dates after January 1, 2017. The company is evaluating the application of this ASU on the company's annual impairment test. The company does not expect the adoption of this ASU to have a material impact on its Condensed Consolidated Financial Statements.

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

In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments, which clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the lease standard. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2019 with early adoption permitted for those that have adopted ASU No. 2016-13. The company does not expect this ASU to have a material impact on its Condensed Consolidated Financial Statements.

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Three Months Ended March 30, 2019
United States and Canada	$300,275	$57,589	$83,358	$441,222
Asia	48,293	8,682	1,398	58,373
Europe and Middle East	89,896	20,618	50,615	161,129
Latin America	19,067	5,585	1,426	26,078
Total	$457,531	$92,474	$136,797	$686,802

Three Months Ended March 31, 2018
United States and Canada	$255,113	$66,935	$78,560	$400,608
Asia	29,032	5,712	1,519	36,263
Europe and Middle East	66,611	8,732	55,055	130,398
Latin America	9,148	7,193	1,190	17,531
Total	$359,904	$88,572	$136,324	$584,800

Contract Balances

Contract assets primarily relate to the company's right to consideration for work completed but not billed at the reporting date and are recorded in prepaid expenses and other in the Condensed Consolidated Balance Sheet. Contract assets are transferred to receivables when the right to consideration becomes unconditional. Accounts receivable are not considered contract assets under the revenue standard as contract assets are conditioned upon the company's future satisfaction of a performance obligation. Accounts receivable, in contracts, are unconditional rights to consideration.

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Mar 30, 2019	Dec 29, 2018
Contract assets	$17,484	$14,048
Contract liabilities	$58,475	$57,913
Non-current contract liabilities	$13,361	$12,170

During the three months period ended March 30, 2019, the company reclassified $3.9 million to receivables, which was included in the contract asset balance at the beginning of the period. During the three months period ended March 30, 2019, the company recognized revenue of $46.9 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $47.9 million during the three months period ended March 30, 2019. Substantially, all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during the three months period ended March 30, 2019.
6)    Other Comprehensive Income
The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income".
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of December 29, 2018	$(112,771)	$(170,938)	$7,233	$(276,476)
Other comprehensive income before reclassification	10,683	(5,263)	(10,133)	(4,713)
Amounts reclassified from accumulated other comprehensive income	—	—	766	766
Net current-period other comprehensive income	$10,683	$(5,263)	$(9,367)	$(3,947)
Balance as of March 30, 2019	$(102,088)	$(176,201)	$(2,134)	$(280,423)
(1) As of March 30, 2019 pension and interest rate swap amounts are net of tax of $(38.1) million and $(0.6) million, respectively. During the three months ended March 30, 2019, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $(1.4) million and $(3.2) million, respectively.
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended
	Mar 30, 2019	Mar 31, 2018
Net earnings	$69,013	$65,420
Currency translation adjustment	10,683	21,802
Pension liability adjustment, net of tax	(5,263)	(8,874)
Unrealized gain on interest rate swaps, net of tax	(9,367)	6,555
Comprehensive income	$65,066	$84,903

7)	Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at March 30, 2019 and December 29, 2018 are as follows (in thousands):

	Mar 30, 2019	Dec 29, 2018
Raw materials and parts	$269,346	$245,976
Work-in-process	59,818	51,164
Finished goods	251,010	224,670
	$580,174	$521,810

8)	Goodwill
Changes in the carrying amount of goodwill for the three months ended March 30, 2019 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 29, 2018	$1,102,067	$219,054	$422,054	$1,743,175
Goodwill acquired during the year	6,896	—	—	6,896
Measurement period adjustments to goodwill acquired in prior year	(15,391)	(2,722)	—	(18,113)
Exchange effect	253	(685)	7,211	6,779
Balance as of March 30, 2019	$1,093,825	$215,647	$429,265	$1,738,737

9)	Intangibles

Intangible assets consist of the following (in thousands):

	March 30, 2019			December 29, 2018
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	9.3	$651,587	$(237,090)	9.5	$644,145	$(222,661)
Backlog	2.3	28,096	(26,019)	2.8	27,065	(24,755)
Developed technology	5.8	39,115	(21,760)	5.9	39,624	(20,998)
		$718,798	$(284,869)		$710,834	$(268,414)
Indefinite-lived assets:
Trademarks and tradenames		$937,456			$918,604

The aggregate intangible amortization expense was $16.1 million and $11.5 million for the first quarter periods ended March 30, 2019 and March 31, 2018, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Twelve Month Period Ending in	Amortization Expense

2020	$60,398
2021	58,675
2022	54,934
2023	50,227
2024	43,895
Thereafter	165,800
$433,929

10) Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Mar 30, 2019	Dec 29, 2018
Accrued payroll and related expenses	$74,440	$74,952
Accrued warranty	61,621	59,451
Contract liabilities	58,475	57,913
Accrued customer rebates	24,750	45,740
Accrued short-term leases	20,884	—
Accrued product liability and workers compensation	16,164	16,284
Accrued professional fees	15,570	17,313
Accrued sales and other tax	13,632	19,452
Accrued agent commission	12,211	11,969
Other accrued expenses	65,882	64,372

	$363,629	$367,446

11)	Warranty Costs
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

A rollforward of the warranty reserve is as follows (in thousands):

Three Months Ended
Mar 30, 2019
Balance as of December 29, 2018	$59,451
Warranty reserve related to acquisitions	90
Warranty expense	17,442
Warranty claims	(15,362)
Balance as of March 30, 2019	$61,621

12)	Financing Arrangements

	Mar 30, 2019	Dec 29, 2018
	(in thousands)
Senior secured revolving credit line	$1,888,264	$1,887,764
Foreign loans	4,047	4,166
Other debt arrangement	—	175
Total debt	$1,892,311	$1,892,105
Less: Current maturities of long-term debt	3,017	3,207
Long-term debt	$1,889,294	$1,888,898
On July 28, 2016, the company entered into an amended and restated five-year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"). On December 18, 2018, the company entered into an amendment to the Credit Facility, increasing the revolving commitments under the Credit Facility by $500.0 million to a total of $3.0 billion. As of March 30, 2019, the company had $1.9 billion of borrowings outstanding under the Credit Facility, including $1.8 billion of borrowings in U.S. Dollars, and $69.3 million of borrowings denominated in Euro. The company also had $11.0 million in outstanding letters of credit as of March 30, 2019, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $1.1 billion at March 30, 2019.
At March 30, 2019, borrowings under the Credit Facility accrued interest at a rate of 1.625% above LIBOR per annum or 0.625% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 4.11% at the end of the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.25% per annum as of March 30, 2019.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At March 30, 2019, these foreign credit facilities amounted to $4.0 million in U.S. Dollars with a weighted average per annum interest rate of approximately 5.86%.
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

	Mar 30, 2019		Dec 29, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$1,892,311	$1,892,311	$1,892,105	$1,892,105
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At March 30, 2019, the company had outstanding floating-to-fixed interest rate swaps totaling $51.0 million notional amount carrying an average interest rate of 1.27% maturing in less than 12 months and $948.0 million notional amount carrying an average interest rate of 2.22% that mature in more than 12 months but less than 72 months.
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBIDTA (each as defined in the Credit Facility) of 3.50 to 1.00, which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At March 30, 2019, the company was in compliance with all covenants pursuant to its borrowing agreements.

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
On December 30, 2018, the company adopted the new accounting standard ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" using the modified retrospective method. Prior to the adoption of ASU 2017-12, the ineffective portion of a hedge's change in fair value was recognized in earnings. Upon adoption of ASU 2017-12, the company no longer recognizes hedge ineffectiveness in our Condensed Consolidated Statements of Comprehensive Income, but instead recognizes the entire change in the fair value of the hedge contract in other accumulated comprehensive income.
Foreign Exchange: The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables.

The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The fair value of the forward and option contracts was a loss of $0.7 million at the end of the first quarter of 2019.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of March 30, 2019, the fair value of these instruments was a liability of $3.2 million. The change in fair value of these swap agreements in the first three months of 2019 was a loss of $9.3 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Mar 30, 2019	Dec 29, 2018
Fair value	Other assets	$8,160	$13,487
Fair value	Other non-current liabilities	$11,353	$4,125
The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended
	Presentation of Gain/(loss)	Mar 30, 2019	Mar 31, 2018
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$(11,789)	$6,620
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$766	$(12)
Gain/(loss) recognized in income (ineffective portion)	Other expense	$—	$48
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

14)	Leases
Accounting Policy
On December 30, 2018, the company adopted the new accounting standard ASU No. 2016-02, "Leases" (ASC 842) using the modified retrospective method and elected to use the effective date as the date of initial application on transition. The company has elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs.

The adoption of ASC 842 represents a change in accounting principle that changes the way all leases with a duration of one year or more are treated. Under this guidance, lessees are required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or operating lease liability. The company determines if an arrangement is a lease at inception of a contract. Additionally, the guidance requires additional disclosure to enable users of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

The most material impact of the new standard is the recognition of new right-of-use (ROU) assets and lease liabilities on the Condensed Consolidated Balance Sheet for operating leases. Operating lease ROU assets are included in other assets and operating lease liabilities are included accrued expenses and other non-current liabilities. The lease liabilities are measured based upon the present value of minimum future payments and the ROU assets to be recognized will be equal to lease liabilities, adjusted for prepaid and accrued rent balances.
Leases
The company leases warehouse space, office facilities and equipment under operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The company's lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for these leases is recognized on a straight-line basis over the term of the lease. The company has operating lease costs of $7.5 million for the three months ended March 30, 2019, including short-term lease expense and variable lease costs, which were immaterial in the quarter.

Leases (in thousands)	March 30, 2019
Operating lease right-of-use assets	$86,621

Operating Lease Liability:
Current	$20,884
Non-Current	64,762
Total Liability	$85,646

Total Lease Commitments (in thousands)
Operating Leases
Remainder of 2019	$22,789
2020	18,617
2021	15,829
2022	11,465
2023	8,211
2024 and thereafter	16,820
Total future lease commitments	93,731
Less imputed interest	8,085
Total	$85,646

Other Lease Information (in thousands, except lease term and discount rate)	Three Months Ended March 30, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,062

Weighted-average remaining lease terms - operating leases	5.7 years

Weighted-average discount rate - operating leases	3.4%

15)	Segment Information
The company operates in three reportable operating segments defined by management reporting structure and operating activities.
The Commercial Foodservice Equipment Group manufactures, sells, and distributes foodservice equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in Arkansas, California, Illinois, Michigan, New Hampshire, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Texas, Vermont, Washington, Australia, China, Denmark, Estonia, Italy, the Philippines, Poland, Sweden and the United Kingdom. Principal product lines of this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, food warming equipment, catering equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, griddles, charcoal grills, professional mixers, stainless steel fabrication, custom millwork, professional refrigerators, blast chillers, coldrooms, ice machines, freezers, and soft serve ice cream, coffee, and beverage dispensing equipment. These products are sold and marketed under the brand names: Anets, Bear Varimixer, Beech, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, CTX, Carter-Hoffmann, Celfrost, Concordia, CookTek, Crown, Desmon, Doyon, Eswood, EVO, Firex, Follett, Frifri, Giga, Globe, Goldstein, Holman, Houno, IMC, Induc, Jade, JoeTap, Josper, L2F, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, QualServ, Southbend, Star, Sveba Dahlen, Taylor, Toastmaster, TurboChef, Wells and Wunder-Bar.
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
The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. This business segment has manufacturing facilities in California, Michigan, Mississippi, Oregon, Wisconsin, France, Ireland, Romania and the United Kingdom. Principal product lines of this group are ranges, cookers, stoves, ovens, refrigerators, dishwashers, microwaves, cooktops, wine coolers, ice machines, ventilation equipment and outdoor equipment. These products are sold and marketed under the brand names: AGA, AGA Cookshop, Brigade, EVO, Fired Earth, Heartland, La Cornue, Leisure Sinks, Lynx, Marvel, Mercury, Rangemaster, Rayburn, Redfyre, Sedona, Stanley, TurboChef, U-Line and Viking.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker evaluates individual segment performance based on operating income.
Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Mar 30, 2019		Mar 31, 2018
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$457,531	66.6%	$359,904	61.5%
Food Processing	92,474	13.5	88,572	15.2
Residential Kitchen	136,797	19.9	136,324	23.3
Total	$686,802	100.0%	$584,800	100.0%

The following table summarizes the results of operations for the company's business segments(1) (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
Three Months Ended March 30, 2019
Net sales	$457,531	$92,474	$136,797	$—	$686,802
Income (loss) from operations (3)	96,811	12,586	18,771	(27,107)	101,061
Depreciation and amortization expense	16,180	3,524	5,359	451	25,514
Net capital expenditures	5,973	701	1,421	—	8,095

Total assets	$2,970,850	$530,440	$1,156,191	$30,636	$4,688,117

Three Months Ended March 31, 2018
Net sales	$359,904	$88,572	$136,324	$—	$584,800
Income (loss) from operations (3)	82,546	10,678	6,589	(12,821)	86,992
Depreciation and amortization expense	8,000	4,047	7,509	468	20,024
Net capital expenditures	5,777	6,496	4,898	(514)	16,657

Total assets	$1,724,174	$484,038	$1,178,110	$40,572	$3,426,894
(1)Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)Includes corporate and other general company assets and operations.
(3)Restructuring expenses are allocated in operating income by segment. See note 17 for further details.
Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Mar 30, 2019	Mar 31, 2018
United States and Canada	$265,512	$239,179
Asia	15,089	13,294
Europe and Middle East	183,445	131,652
Latin America	2,804	1,705
Total international	$201,338	$146,651
	$466,850	$385,830

16)	Employee Retirement Plans
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

The company also maintains a retirement benefit agreement with its former Chairman ("Chairman Plan"). The retirement benefits are based upon a percentage of the former Chairman’s final base salary.

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

The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Net Periodic Pension Benefit:
Service cost	$626	$977
Interest cost	8,432	8,278
Expected return on assets	(16,998)	(19,278)
Amortization of net (gain) loss	157	1,032
Amortization of prior service cost (credit)	648	—
Curtailment loss (gain)	—	287
Pension settlement gain	—	(24)
	$(7,135)	$(8,728)

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

17)	Restructuring

Residential Kitchen Equipment Group:

Since the 2015 acquisition of the AGA Group, the company undertook various acquisition integration initiatives including organizational restructuring, headcount reductions and consolidation and disposition of certain facilities and business operations, including the impairment of equipment and facilities. Most recently during 2018, the company undertook additional restructuring efforts related to Grange, a non-core business within the AGA Group, and elected to cease its operations. This process was largely completed in the fourth quarter of 2018. Related to the AGA Group, the company recorded additional expense of $0.1 million in the three months ended March 30, 2019. These expenses are reflected in restructuring expenses in the Condensed Consolidated Statements of Comprehensive Income. The cumulative expenses incurred to date for these initiatives is approximately $55.8 million. The primary realization of the cost savings began in 2017 and 2018 related to compensation and facility costs of approximately $20.0 million annually. At March 30, 2019, the restructuring obligations accrued for these initiatives are immaterial and will be completed by the end of fiscal year 2019.

The restructuring expenses for the other segments of the company were not material during the period.

18)	Subsequent Event

On April 1, 2019, the company completed its acquisition from Standex International Corporation of its Cooking Solutions Group, which consists of the well-known brands APW Wyott, Bakers Pride, BKI and Ultrafryer located in primarily in Texas and South Carolina for a purchase price of approximately $105.0 million.

Additionally, on April 1, 2019, the company completed the acquisition of Powerhouse Dynamics, Inc., a leader in cloud-based Internet of Things solutions for the food service industry located near Boston, Massachusetts, for a purchase price of approximately $12.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Informational Notes

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; ability to protect trademarks, copyrights and other intellectual property; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s SEC filings, including the company’s 2018 Annual Report on Form 10-K.

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Mar 30, 2019		Mar 31, 2018
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$457,531	66.6%	$359,904	61.5%
Food Processing	92,474	13.5	88,572	15.2
Residential Kitchen	136,797	19.9	136,324	23.3
Total	$686,802	100.0%	$584,800	100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended
	Mar 30, 2019	Mar 31, 2018
Net sales	100.0%	100.0%
Cost of sales	62.5	63.8
Gross profit	37.5	36.2
Selling, general and administrative expenses	22.7	21.0
Restructuring	—	0.3
Income from operations	14.8	14.9
Interest expense and deferred financing amortization, net	3.0	1.5
Net periodic pension benefit (other than service costs)	(1.1)	(1.7)
Other (income) expense, net	(0.2)	0.2
Earnings before income taxes	13.1	14.9
Provision for income taxes	3.0	3.6
Net earnings	10.1%	11.3%

Three Months Ended March 30, 2019 as compared to Three Months Ended March 31, 2018

NET SALES. Net sales for the three months period ended March 30, 2019 increased by $102.0 million or 17.4% to $686.8 million as compared to $584.8 million in the three months period ended March 31, 2018. Net sales increased by $100.4 million, or 17.2%, from the fiscal 2018 acquisitions of Hinds-Bock, Ve.Ma.C, Firex, Josper, Taylor, M-TEK, and Crown and the fiscal 2019 acquisition of EVO. Excluding acquisitions and closure of a non-core business, net sales increased $4.4 million, or 0.8%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended March 30, 2019 decreased net sales by approximately $12.3 million or 2.1%. Excluding the impact of foreign exchange, acquisitions and closure of a non-core business, sales increased 2.9% for the year, including a net sales increase of 3.4% at the Commercial Foodservice Equipment Group, a net sales decrease of 3.2% at the Food Processing Equipment Group and a net sales increase of 5.5% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $97.6 million, or 27.1%, to $457.5 million in the three months period ended March 30, 2019, as compared to $359.9 million in the prior year period. Net sales from the acquisitions of Firex, Josper, Taylor, Crown, and EVO, which were acquired on April 27, 2018, May 10, 2018, June 22, 2018, December 3, 2018 and December 31, 2018 respectively, accounted for an increase of $92.0 million during the three months period ended March 30, 2019. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $5.6 million, or 1.6%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $12.2 million or 3.4% at the Commercial Foodservice Equipment Group. Sales increased primarily related to several rollouts with our major chain customers. Domestically, the company realized a sales increase of $45.2 million, or 17.7%, to $300.3 million, as compared to $255.1 million in the prior year period. This includes an increase of $38.0 million from recent acquisitions. Excluding the acquisitions, the net increase in domestic sales was $7.2 million, or 2.8%. International sales increased $52.4 million, or 50.0%, to $157.2 million, as compared to $104.8 million in the prior year period. This includes an increase of $54.0 million from the recent acquisitions and decrease of $6.6 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $5.0 million, or 4.8%. The increase in international revenues reflects growth within the Latin America and Asia markets.

•
Net sales of the Food Processing Equipment Group increased by $3.9 million, or 4.4%, to $92.5 million in the three months period ended March 30, 2019, as compared to $88.6 million in the prior year period.  Net sales from the acquisitions of Hinds-Bock, Ve.Ma.C and M-TEK, which were acquired on February 16, 2018, April 3, 2018 and October 1, 2018, respectively, accounted for an increase of $8.4 million during the three months period ended March 30, 2019.  Excluding the impact of acquisitions, net sales of the Food Processing Equipment Group decreased $4.5 million, or 5.1%. Excluding the impact of foreign exchange and acquisitions, net sales decreased 3.2% at the Food Processing Equipment Group. Domestically, the company realized a sales decrease of $9.4 million, or 14.0%, to $57.6 million, as compared to $67.0 million in the prior year period. This includes an increase of $3.4 million from recent acquisitions. Excluding the acquisitions, the net decrease in domestic sales was $12.8 million, or 19.1%. International sales increased $13.3 million, or 61.6%, to $34.9 million, as compared to $21.6 million in the prior year period. This includes an increase of $5.0 million from recent acquisitions and a decrease of $1.7 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $10.0 million, or 46.3%.

•
Net sales of the Residential Kitchen Equipment Group increased by $0.5 million or 0.4%, to $136.8 million in the three months period ended March 30, 2019, as compared to $136.3 million in the prior year period. Excluding the impact of foreign exchange and closure of a non-core business, net sales increased $7.3 million, or 5.5% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $4.9 million, or 6.2%, to $83.4 million, as compared to $78.5 million in the prior year period. Excluding the impact of dispositions, the net increase in domestic sales was $5.3 million, or 6.8%. Sales at Viking increased by double digits during the quarter. International sales decreased $4.4 million or 7.6% to $53.4 million, as compared to $57.8 million in the prior year quarter. This includes an unfavorable impact of exchange rates of $4.0 million. Excluding foreign exchange and closure of a non-core business, the net sales increase in international sales was $2.0 million, or 3.6%.

GROSS PROFIT. Gross profit increased to $257.3 million in the three months period ended March 30, 2019 from $211.6 million in the prior year period, primarily reflecting the impact of increased sales from acquisitions, offset by the unfavorable impact of foreign exchanges rates of $3.9 million. The gross margin rate was 36.2% in the three months period ended March 31, 2018 as compared to 37.5% in the current year period.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $34.4 million, or 24.9%, to $172.7 million in the three months period ended March 30, 2019, as compared to $138.3 million in the prior year period. Gross profit from the acquisitions of Firex, Josper, Taylor, Crown, and EVO accounted for approximately $32.2 million of the increase in gross profit during the period. Excluding the recent acquisitions, gross profit increased by approximately $2.2 million on higher sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $1.9 million. The gross margin rate decreased to 37.7%, as compared to 38.4% in the prior year period. The gross margin rate excluding acquisitions and the impact of foreign exchange was 38.3%.

•
Gross profit at the Food Processing Equipment Group increased by $4.3 million, or 15.3%, to $32.4 million in the three months period ended March 30, 2019, as compared to $28.1 million in the prior year period. Gross profit from the acquisitions of Hinds-Bock, Ve.Ma.C, and M-TEK increased gross profit by $4.2 million. Excluding the recent acquisitions, gross profit increased by approximately $0.1 million. The impact of foreign exchange rates decreased gross profit by approximately $0.7 million. The gross profit margin rate increased to 35.0%, as compared to 31.7% in the prior year period, reflecting a favorable product mix.

•
Gross profit at the Residential Kitchen Equipment Group increased by $7.6 million, or 16.6%, to $53.3 million in the three months period ended March 30, 2019, as compared to $45.7 million in the prior year period. The impact of foreign exchange rates decreased gross profit by approximately $1.3 million. The gross margin rate increased to 39.0%, as compared to 33.5% in the prior year period, primarily related to higher sales volumes for the domestic premium brands.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $122.9 million in the three months period ended March 31, 2018 to $155.9 million in the three months period ended March 30, 2019.  As a percentage of net sales, selling, general, and administrative expenses were 21.0% in the three months period ended March 31, 2018, as compared to 22.7% in the three months period ended March 30, 2019.

Selling, general and administrative expenses reflect increased costs of $20.8 million associated with the fiscal 2018 acquisitions of Hinds-Bock, Ve.Ma.C, Firex, Josper, Taylor, M-TEK and Crown, and fiscal 2019 acquisition of EVO, including $8.5 million of intangible amortization expense. Selling, general and administrative expenses also increased by $10.0 million related to transition costs with the former Chairman and CEO upon his retirement in February 2019 and $3.5 million related to conventions and trade shows. The increases were offset by a $2.9 million favorable impact from foreign exchange rates.

RESTRUCTURING EXPENSES. Restructuring expenses decreased $1.4 million from $1.7 million in the three months period ended March 31, 2018 to $0.3 million in the three months period ended March 30, 2019. In the three months period ended March 31, 2018, restructuring expenses included cost reduction initiatives related primarily to headcount reductions at the Commercial Foodservice Equipment Group and additional cost reduction initiatives related to the AGA Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $20.5 million in the three months period ended March 30, 2019, as compared to $8.8 million in the prior year period, reflecting increased interest due to higher interest rates and higher debt balances related to the funding of acquisitions.

INCOME TAXES. A tax provision of $20.7 million, at an effective rate of 23.1%, was recorded during the three months period ended March 30, 2019, as compared to $21.3 million at an effective rate of 24.5%, in the prior year period. In comparison to the prior year the effective rate decreased primarily due to a refund of foreign taxes and enacted tax rate changes in several foreign jurisdictions. The effective rates in 2019 and 2018 are higher than the federal tax rate of 21% primarily due to state taxes and foreign tax rate differentials.

Financial Condition and Liquidity
During the three months ended March 30, 2019, cash and cash equivalents increased by $9.5 million to $81.2 million at March 30, 2019 from $71.7 million at December 29, 2018. Net borrowings remained relatively consistent at $1.9 billion at December 29, 2018 and March 30, 2019.
OPERATING ACTIVITIES. Net cash provided by operating activities was $33.9 million for the three months ended March 30, 2019, compared to $44.7 million for the three months ended March 31, 2018.
During the three months ended March 30, 2019, changes in assets and liabilities reduced operating cash flows by $62.7 million. The changes included a decrease in accounts receivable of $11.7 million primarily at the Food Processing Equipment Group due to timing of large orders in the three months ended March 30, 2019. Inventory increased $54.5 million impacted by timing of customer rollouts and expected fulfillment of future orders at the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group. Changes also included a $31.5 million decrease in accrued expenses and other non-current liabilities primarily related to the payment of 2018 annual rebate programs at the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group.
INVESTING ACTIVITIES. During the three months ended March 30, 2019, net cash used for investing activities amounted to $20.5 million. This included $12.4 million for the 2019 acquisition of EVO and $8.1 million of additions and upgrades of production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows used by financing activities were $4.1 million during the three months ended March 30, 2019. The company’s borrowing activities included $1.9 million of net proceeds under its $3.0 billion Credit Facility. The company used $5.3 million to repurchase 44,377 shares of Middleby common stock that were surrendered to the company by employees in lieu of cash for payment for withholding taxes related to restricted stock vestings during the quarter.
At March 30, 2019, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its Credit Facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, acquisitions, product development and integration expenditures for the foreseeable future.

Recently Issued Accounting Standards

See Part 1, Notes to Condensed Consolidated Financial Statements, Note 4 - Recent Issued Accounting Standards.
Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations are based upon the company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and any such differences could be material to our consolidated financial statements. There have been no changes in our critical accounting policies, which include revenue recognition, inventories, goodwill and other intangibles, pensions benefits, and income taxes, as discussed in our Annual Report on Form 10-K for the year ended December 29, 2018 (our “2018 Annual Report on Form 10-K”) other than those described below.
During the three months period ended March 30, 2019, the company adopted ASC 842, "Leases". See Part 1, Notes to Condensed Consolidated Financial Statements, Note 14 - Leases for additional information on the required disclosures related to the impact of adopting this guidance.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period Ending	Variable Rate Debt

2020	$3,017
2021	340
2022	1,888,603
2023	199
2024 and thereafter	152
$1,892,311
On July 28, 2016, the company entered into an amended and restated five-year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"). On December 18, 2018, the company entered into an amendment to the Credit Facility, increasing the revolving commitments under the Credit Facility by $500.0 million to a total of $3.0 billion. As of March 30, 2019, the company had $1.9 billion of borrowings outstanding under the Credit Facility, including $1.8 billion of borrowings in U.S. Dollars, $69.3 million of borrowings denominated in Euro. The company also had $11.0 million in outstanding letters of credit as of March 30, 2019, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $1.1 billion at March 30, 2019.
At March 30, 2019, borrowings under the Credit Facility accrued interest at a rate of 1.625% above LIBOR per annum or 0.625% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 4.11% at the end of the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.25% per annum as of March 30, 2019.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At March 30, 2019, these foreign credit facilities amounted to $4.0 million in U.S. Dollars with a weighted average per annum interest rate of approximately 5.86%.
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the revolving credit line. At March 30, 2019, the company had outstanding floating-to-fixed interest rate swaps totaling $51.0 million notional amount carrying an average interest rate of 1.27% maturing in less than 12 months and $948.0 million notional amount carrying an average interest rate of 2.22% that mature in more than 12 months but less than 72 months.
The Credit Facility matures on July 28, 2021, and accordingly has been classified as a long-term liability on the condensed consolidated balance sheet.

The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBIDTA (each as defined in the Credit Facility) of 3.50 to 1.00, which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At March 30, 2019, the company was in compliance with all covenants pursuant to its borrowing agreements.
Financing Derivative Instruments
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of March 30, 2019, the fair value of these instruments was a liability of $3.2 million. The change in fair value of these swap agreements in the first three months of 2019 was a loss of $9.3 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a loss of $0.7 million at the end of the first quarter of 2019.

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
As of March 30, 2019, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended March 30, 2019, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended March 30, 2019, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
December 30 to January 26, 2019	—	$—	—	2,373,800
January 27 to February 23, 2019	—	—	—	2,373,800
February 24 to March 30, 2019	—	—	—	2,373,800
Quarter ended March 30, 2019	—	$—	—	2,373,800
(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. As of March 30, 2019, the total number of shares authorized for repurchase under the program is 2,500,000. As of March 30, 2019, 126,200 shares had been purchased under the 2017 stock repurchase program.

Item 6. Exhibits

Exhibits – The following exhibits are filed herewith:

Exhibit 10.1* –
Retirement and Consulting Agreement by and among The Middleby Corporation, Middleby Marshall Inc. and Selim A. Bassoul, dated as of February 16, 2019, incorporated by reference to the company's Form 8-K Exhibit 10.1 filed on February 19, 2019.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended March 30, 2019, filed on May 9, 2019, formatted in Extensive Business Reporting Language (XBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

* Designates management contract or compensation plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	May 9, 2019	By:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer