Form 10-Q
period 2019-06-29
MIDDLEBY CORP
filed 2019-08-08
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2019
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
As of August 2, 2019, there were 55,671,351 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION

QUARTER ENDED JUNE 29, 2019

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Jun 29, 2019	Dec 29, 2018
Current assets:
Cash and cash equivalents	$81,687	$71,701
Accounts receivable, net of reserve for doubtful accounts of $15,055 and $13,608	411,303	398,660
Inventories, net	611,859	521,810
Prepaid expenses and other	62,941	50,940
Prepaid taxes	17,133	18,483
Total current assets	1,184,923	1,061,594
Property, plant and equipment, net of accumulated depreciation of $181,827 and $167,737	336,929	314,569
Goodwill	1,781,772	1,743,175
Other intangibles, net of amortization of $299,857 and $268,414	1,442,755	1,361,024
Long-term deferred tax assets	28,370	32,188
Other assets	111,920	37,231
Total assets	$4,886,669	$4,549,781

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3,443	$3,207
Accounts payable	193,124	188,299
Accrued expenses	368,730	367,446
Total current liabilities	565,297	558,952
Long-term debt	1,991,980	1,888,898
Long-term deferred tax liability	128,342	113,896
Accrued pension benefits	239,785	253,119
Other non-current liabilities	163,014	69,713
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 62,611,440 and 62,592,707 shares issued in 2019 and 2018, respectively	145	145
Paid-in capital	380,603	377,419
Treasury stock, at cost; 6,939,684 and 6,889,241 shares in 2019 and 2018	(451,204)	(445,118)
Retained earnings	2,170,445	2,009,233
Accumulated other comprehensive loss	(301,738)	(276,476)
Total stockholders' equity	1,798,251	1,665,203
Total liabilities and stockholders' equity	$4,886,669	$4,549,781

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jun 29, 2019	Jun 30, 2018	Jun 29, 2019	Jun 30, 2018
Net sales	$761,004	$668,128	$1,447,806	$1,252,928
Cost of sales	474,525	417,369	904,015	790,536
Gross profit	286,479	250,759	543,791	462,392
Selling, general and administrative expenses	144,631	135,008	300,540	257,956
Restructuring expenses	2,241	4,441	2,583	6,134
Income from operations	139,607	111,310	240,668	198,302
Interest expense and deferred financing amortization, net	21,968	10,404	42,488	19,227
Net periodic pension benefit (other than service costs)	(7,297)	(9,116)	(15,058)	(18,821)
Other (income) expense, net	(520)	(542)	(1,933)	631
Earnings before income taxes	125,456	110,564	215,171	197,265
Provision for income taxes	33,246	26,576	53,948	47,857
Net earnings	$92,210	$83,988	$161,223	$149,408

Net earnings per share:
Basic	$1.66	$1.51	$2.90	$2.69
Diluted	$1.66	$1.51	$2.90	$2.69
Weighted average number of shares
Basic	55,660	55,576	55,630	55,575
Dilutive common stock equivalents[1]	—	—	—	—
Diluted	55,660	55,576	55,630	55,575
Comprehensive income	$70,895	$58,824	$135,961	$143,727

1There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, March 30, 2019	$145	$378,488	$(450,386)	$2,078,235	$(280,423)	$1,726,059
Net earnings	—	—	—	92,210	—	92,210
Currency translation adjustments	—	—	—	—	(12,445)	(12,445)
Change in unrecognized pension benefit costs, net of tax of $1,081	—	—	—	—	5,254	5,254
Unrealized loss on interest rate swap, net of tax of $(4,846)	—	—	—	—	(14,124)	(14,124)
Stock compensation	—	265	—	—	—	265
Stock issuance	—	1,850	—	—	—	1,850
Purchase of treasury stock	—	—	(818)	—	—	(818)
Balance, June 29, 2019	$145	$380,603	$(451,204)	$2,170,445	$(301,738)	$1,798,251

Balance, December 29, 2018	$145	$377,419	$(445,118)	$2,009,233	$(276,476)	$1,665,203
Net earnings	—	—	—	161,223	—	161,223
Adoption of ASU 2017-12 (1)	—	—	—	(11)	11	—
Currency translation adjustments	—	—	—	—	(1,762)	(1,762)
Change in unrecognized pension benefit costs, net of tax of $(71)	—	—	—	—	(9)	(9)
Unrealized loss on interest rate swap, net of tax of $(8,023)	—	—	—	—	(23,502)	(23,502)
Stock compensation	—	1,334	—	—	—	1,334
Stock issuance	—	1,850	—	—	—	1,850
Purchase of treasury stock	—	—	(6,086)	—	—	(6,086)
Balance, June 29, 2019	$145	$380,603	$(451,204)	$2,170,445	$(301,738)	$1,798,251

(1) As of December 30, 2018, the company adopted ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" using the modified retrospective method. The adoption of this guidance resulted in the recognition of less than $0.1 million as an adjustment to the opening balance of retained earnings.

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, March 31, 2018	$145	$375,067	$(445,118)	$1,757,501	$(246,936)	$1,440,659
Net earnings	—	—	—	83,988	—	83,988
Currency translation adjustments	—	—	—	—	(41,963)	(41,963)
Change in unrecognized pension benefit costs, net of tax of $2,867	—	—	—	—	13,754	13,754
Unrealized gain on interest rate swap, net of tax of $1,045	—	—	—	—	3,045	3,045
Stock compensation	—	1,673	—	—	—	1,673
Balance, June 30, 2018	$145	$376,740	$(445,118)	$1,841,489	$(272,100)	$1,501,156

Balance, December 30, 2017	$145	$374,922	$(445,118)	$1,697,618	$(266,419)	$1,361,148
Net earnings	—	—	—	149,408	—	149,408
Adoption of ASU 2018-02 (1)	—	—	—	(1,132)	1,132	—
Adoption of ASU 2014-09 (2)	—	—	—	(4,405)	—	(4,405)
Currency translation adjustments	—	—	—	—	(20,161)	(20,161)
Change in unrecognized pension benefit costs, net of tax of $1,110	—	—	—	—	5,367	5,367
Unrealized gain on interest rate swap, net of tax of $2,741	—	—	—	—	7,981	7,981
Stock compensation	—	1,818	—	—	—	1,818
Balance, June 30, 2018	$145	$376,740	$(445,118)	$1,841,489	$(272,100)	$1,501,156

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

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	Jun 29, 2019	Jun 30, 2018
Cash flows from operating activities--
Net earnings	$161,223	$149,408
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	50,135	38,622
Operating lease asset amortization	11,131	—
Non-cash share-based compensation	1,334	1,818
Deferred income taxes	10,057	5,573
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	934	(28,233)
Inventories, net	(65,154)	392
Prepaid expenses and other assets	(7,135)	(3,829)
Accounts payable	(4,561)	13,618
Accrued expenses and other liabilities	(56,374)	(30,734)
Net cash provided by operating activities	101,590	146,635
Cash flows from investing activities--
Additions to property, plant and equipment	(21,630)	(24,208)
Purchase of tradename	—	(5,399)
Acquisitions, net of cash acquired	(167,089)	(1,144,541)
Net cash used in investing activities	(188,719)	(1,174,148)
Cash flows from financing activities--
Proceeds under Credit Facility	313,107	1,466,974
Repayments under Credit Facility	(209,484)	(431,081)
Net repayments under international credit facilities	254	(3,008)
Net repayments under other debt arrangement	(175)	(3)
Payments of deferred purchase price	(446)	—
Repurchase of treasury stock	(6,086)	—
Net cash provided by financing activities	97,170	1,032,882
Effect of exchange rates on cash and cash equivalents	(55)	(2,739)
Changes in cash and cash equivalents--
Net increase in cash and cash equivalents	9,986	2,630
Cash and cash equivalents at beginning of year	71,701	89,654
Cash and cash equivalents at end of period	$81,687	$92,284

See accompanying notes

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2019
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
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of June 29, 2019 and December 29, 2018, the results of operations for the three and six months ended June 29, 2019 and June 30, 2018, cash flows for the six months ended June 29, 2019 and June 30, 2018 and statement of stockholders' equity for the three and six months ended June 29, 2019 and June 30, 2018.

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
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $0.3 million and $1.7 million for the three months period ended June 29, 2019 and June 30, 2018, respectively. Non-cash share-based compensation expense was $1.3 million and $1.8 million for the six months period ended June 29, 2019 and June 30, 2018, respectively.

C)	Income Taxes
A tax provision of $53.9 million, at an effective rate of 25.1%, was recorded during the six months period ended June 29, 2019, as compared to a $47.9 million tax provision at a 24.3% in the prior year period. In comparison to the prior year the effective rate increased primarily due to a tax benefit recorded in 2018 for enacted tax rate changes. The effective rates in 2019 and 2018 are higher than the federal tax rate of 21% primarily due to state taxes and foreign tax rate differentials.

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
Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.
Level 3 – Unobservable inputs based on our own assumptions.

The company’s financial liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of June 29, 2019
Financial Assets:
Interest rate swaps	$—	$3,238	$—	$3,238

Financial Liabilities:
Interest rate swaps	$—	$25,402	$—	$25,402
Contingent consideration	$—	$—	$8,536	$8,536

As of December 29, 2018
Financial Assets:
Interest rate swaps	$—	$13,487	$—	$13,487

Financial Liabilities:
Interest rate swaps	$—	$4,125	$—	$4,125
Contingent consideration	$—	$—	$3,566	$3,566

The contingent consideration as of June 29, 2019 relates to the earnout provision recorded in conjunction with the acquisitions of Josper S.A. ("Josper") and Ss Brewtech. The contingent consideration as of December 29, 2018 relates to the earnout provision recorded in conjunction with the acquisition of Josper.
The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings, as defined in the respective purchase agreement. On a quarterly basis, the company assesses the projected results for each acquired business in comparison to the earnout targets and adjusts the liability accordingly.
E)    Consolidated Statements of Cash Flows
Cash paid for interest was $42.0 million and $17.4 million for the six months ended June 29, 2019 and June 30, 2018, respectively. Cash payments totaling $41.3 million and $53.3 million were made for income taxes for the six months ended June 29, 2019 and June 30, 2018, respectively.

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

The goodwill and $4.9 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350 "Intangibles - Goodwill and Other". Other intangibles also include $3.7 million allocated to customer relationships and $0.6 million allocated to backlog, which are being amortized over periods of 6 years and 3 months, respectively. Goodwill and other intangibles of Hinds-Bock are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.

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
The goodwill and $2.1 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $2.6 million allocated to customer relationships and $1.6 million allocated to backlog, which are being amortized over periods of 6 years and up to 1 year, respectively. Goodwill and other intangibles of Ve.Ma.C are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

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
The goodwill and $10.2 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $11.3 million allocated to customer relationships and $0.6 million allocated to backlog, which are being amortized over periods of 7 years and 3 months, respectively. Goodwill and other intangibles of Firex are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

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
The goodwill and $9.5 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $8.3 million allocated to customer relationships and $0.1 million allocated to backlog, which are being amortized over periods of 7 years and 3 months, respectively. Goodwill and other intangibles of Josper are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
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
The final allocation of consideration paid for the Taylor acquisition is summarized as follows (in thousands):

	(as initially reported) June 22, 2018	Measurement Period Adjustments	(as adjusted) June 22, 2018
Cash	$2,551	$64	$2,615
Current assets	71,162	(2,011)	69,151
Property, plant and equipment	21,187	(556)	20,631
Goodwill	491,339	(120,497)	370,842
Other intangibles	484,210	119,550	603,760
Other assets	—	361	361
Long-term deferred tax asset	—	227	227
Current liabilities	(48,417)	(4,099)	(52,516)
Other non-current liabilities	(8,161)	(648)	(8,809)

Net assets acquired and liabilities assumed	$1,013,871	$(7,609)	$1,006,262

The goodwill and $304.7 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $290.9 million allocated to customer relationships, $1.7 million of existing developed oven technology, $4.4 million of equipment backlog, and $2.1 million of deferred service backlog, which are being amortized over periods up to 15 years, 5 years, 3 months, and 3 years, respectively. Goodwill and other intangibles of Taylor are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. A significant portion of the assets are expected to be deductible for tax purposes.

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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) October 1, 2018	Preliminary Measurement Period Adjustments	(as adjusted) October 1, 2018
Current assets	$2,745	$—	$2,745
Property, plant and equipment	2,497	—	2,497
Goodwill	11,610	(1,000)	10,610
Other intangibles	3,294	1,000	4,294
Current liabilities	(144)	—	(144)

Net assets acquired and liabilities assumed	$20,002	$—	$20,002

The goodwill and $1.0 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $2.7 million allocated to customer relationships, $0.3 million allocated to developed technology, and $0.3 million allocated to backlog, which are being amortized over periods of 5 years, 5 years and 3 months, respectively. Goodwill and other intangibles of M-TEK are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
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

Crown
On December 3, 2018, the company completed its acquisition of all of the capital stock of the Crown Food Service Equipment, Ltd. ("Crown"), a leading design and manufacturer of steam cooking equipment for the commercial foodservice industry located in Toronto, Canada, for a purchase price of approximately $41.8 million, net of cash acquired. During the second quarter of 2019, the company finalized the working capital provision provided for by the purchase agreement resulting in a refund from the seller of $0.2 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) December 3, 2018	Preliminary Measurement Period Adjustments	(as adjusted) December 3, 2018
Cash	$495	$—	$495
Current assets	5,045	—	5,045
Property, plant and equipment	8,710	3,658	12,368
Goodwill	31,226	(4,805)	26,421
Other intangibles	—	2,958	2,958
Current liabilities	(2,340)	(281)	(2,621)
Long-term deferred tax liability	(668)	(1,753)	(2,421)

Net assets acquired and liabilities assumed	$42,468	$(223)	$42,245

The long term deferred tax liability amounted to $2.4 million. The net deferred tax liability is comprised of $0.8 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets and $1.6 million of deferred tax liability related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
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

EVO
On December 31, 2018, the company completed its acquisition of all of the capital stock of EVO America, Inc. ("EVO"), a leading design and manufacturer of ventless cooking equipment for the commercial foodservice industry, located near Portland, Oregon, for a purchase price of approximately $12.3 million, net of cash acquired. During the second quarter of 2019, the company finalized the working capital provision provided for by the purchase agreement resulting in a refund from the seller of $0.1 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) December 31, 2018	Preliminary Measurement Period Adjustments	(as adjusted) December 31, 2018
Cash	$162	$—	$162
Current assets	1,490	—	1,490
Goodwill	6,896	(53)	6,843
Other intangibles	5,081	—	5,081
Current liabilities	(518)	—	(518)
Long-term deferred tax liability	(540)	—	(540)
Other non-current liabilities	(12)	—	(12)

Net assets acquired and liabilities assumed	$12,559	$(53)	$12,506

The long term deferred tax liability amounted to $0.5 million. The net deferred tax liability is comprised of $0.6 million of deferred tax liability related to the difference between the book and tax basis on identifiable intangible asset and liability accounts and $0.1 million of deferred tax asset related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $3.0 million of other intangibles associated with the trade name is subject to the non-amortization provisions of ASC 350. Other intangibles also include $1.9 million allocated to customer relationships and $0.2 million allocated to developed technology, which are being amortized over periods of 10 years and 7 years, respectively. Goodwill and other intangibles of EVO are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
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

Cooking Solutions Group
On April 1, 2019, the company completed its acquisition of all of the capital stock of Cooking Solutions Group, Inc. ("Cooking Solutions Group") from Standex International Corporation, which consists of the brands APW Wyott, Bakers Pride, BKI and Ultrafryer with locations in Texas, South Carolina and Mexico for a purchase price of approximately $106.1 million. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the third quarter of 2019.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) April 1, 2019
Cash	$843
Current assets	33,666
Property, plant and equipment	15,959
Goodwill	31,207
Other intangibles	53,450
Current liabilities	(15,130)
Long-term deferred tax liability	(13,082)

Net assets acquired and liabilities assumed	$106,913

The long term deferred tax liability amounted to $13.1 million. The net deferred tax liability is comprised of $13.2 million of deferred tax liability related to the difference between the book and tax basis on identifiable intangible asset and liability accounts and $0.1 million of deferred tax asset related to the difference between the book and tax basis on identifiable tangible assets and liability accounts.
The goodwill and $27.1 million of other intangibles associated with the trade name is subject to the non-amortization provisions of ASC 350. Other intangibles also include $24.6 million allocated to customer relationships, $1.5 million allocated to developed technology and $0.3 million allocated to backlog, which are being amortized over periods of 7 years, 5 years and 3 months, respectively. Goodwill and other intangibles of Cooking Solutions Group are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
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

Powerhouse
On April 1, 2019, the company completed the acquisition of all of the capital stock of Powerhouse Dynamics, Inc. ("Powerhouse"), a leader in cloud-based IoT solutions for the foodservice industry located near Boston, Massachusetts, for a purchase price of approximately $11.0 million, net of cash acquired. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the third quarter of 2019.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) April 1, 2019
Cash	$24
Current assets	1,351
Property, plant and equipment	14
Goodwill	5,789
Other intangibles	5,060
Long-term deferred tax asset	1,673
Current liabilities	(2,624)
Other non-current liabilities	(271)

Net assets acquired and liabilities assumed	$11,016

The long term deferred tax asset amounted to $1.7 million and is comprised of tax loss carryforwards.
The goodwill is subject to the non-amortization provisions of ASC 350. Other intangibles also include $2.2 million allocated to customer relationships and $2.8 million allocated to developed technology, which are being amortized over periods of 6 years, respectively. Goodwill and other intangibles of Powerhouse are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
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

Ss Brewtech
On June 15, 2019, the company completed the acquisition of substantially all of the assets of Ss Brewtech, a market leader in professional craft brewing and beverage equipment based in Santa Ana, California, for a purchase price of approximately $36.8 million, net of cash acquired. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the fourth quarter of 2019.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) June 15, 2019
Cash	$468
Current assets	3,936
Property, plant and equipment	30
Goodwill	26,528
Other intangibles	15,318
Long-term deferred tax asset	155
Current liabilities	(3,393)
Other non-current liabilities	(5,768)

Consideration paid at closing	$37,274

Deferred payments	2,404
Contingent consideration	4,258

Net assets acquired and liabilities assumed	$43,936

The goodwill and $9.2 million of other intangibles associated with the trade name is subject to the non-amortization provisions of ASC 350. Other intangibles also include $5.6 million allocated to customer relationships and $0.5 million allocated to developed technology, which are being amortized over periods of 7 years and 6 years, respectively. Goodwill and other intangibles of Brewtech are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
The Brewtech purchase agreement includes deferred payments and an earnout provision providing for a contingent payment due to the sellers to the extent certain financial targets are exceeded. The deferred payments are payable in 2020, 2021 and 2022. The contractual obligation associated with the deferred payments on the acquisition date is $2.4 million. The earnout is payable in 2023, if Brewtech exceeds certain sales and earnings targets for the cumulative twelve months ended December 31, 2020, December 31, 2021 and December 31, 2022, respectively. The contractual obligation associated with this contingent earnout provision recognized on the acquisition date is $4.3 million.
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

Pro Forma Financial Information

In accordance with ASC 805 “Business Combinations”, the following unaudited pro forma results of operations for the six months ended June 29, 2019 and June 30, 2018, assumes the 2018 acquisitions of Hinds-Bock, Ve.Ma.C, Josper, Firex, Taylor, M-TEK and Crown and the 2019 acquisitions of EVO, Cooking Solutions Group, Powerhouse and Ss Brewtech were completed on December 31, 2017 (first day of fiscal year 2018). The following pro forma results include adjustments to reflect additional interest expense to fund the acquisitions, amortization of intangibles associated with the acquisitions, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Six Months Ended
	June 29, 2019	June 30, 2018
Net sales	$1,480,397	$1,494,792
Net earnings	160,996	127,715

Net earnings per share:
Basic	$2.89	$2.30
Diluted	2.89	2.30

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

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". The amendments in ASU-12 provide new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness is recorded in other comprehensive income (OCI) and amounts deferred in OCI are reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. The adoption of this guidance on December 30, 2018 did not have a material impact on the company's Condensed Consolidated Financial Statements. For additional information related to the impact of adopting this guidance, see Note 13 of the Condensed Consolidated Financial Statements.

In June 2018, the FASB issued ASU 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting". The amendments in ASU-08 simplify several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The adoption of this guidance on December 30, 2018 did not have an impact on the company's Condensed Consolidated Financial Statements.

In August of 2018, the SEC published Final Rule Release No. 33-10532, "Disclosure Update and Simplification." This guidance streamlines disclosure requirements by removing certain redundant topics and is effective for quarterly and annual reports submitted after November 5, 2018. The adoption of this guidance on December 30, 2018 resulted in the presentation and expansion of the company's Condensed Consolidated Statements of Changes in Stockholders' Equity to display quarter-to-quarter details.

Accounting Pronouncements - To be adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and has since modified the standard with several ASUs (collectively, the “new credit loss standard”). The new credit loss standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The ASU is effective for annual reporting periods, and interim reporting periods, beginning after December 15, 2019. The company is in the process of assessing the impact on its receivables portfolio, control environment and impact the adoption of this ASU will have on the company's Condensed Consolidated Financial Statements.

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Three Months Ended June 29, 2019
United States and Canada	$357,718	$58,100	$100,472	$516,290
Asia	52,031	8,054	1,467	61,552
Europe and Middle East	85,962	25,881	47,006	158,849
Latin America	17,568	5,818	927	24,313
Total	$513,279	$97,853	$149,872	$761,004

Six Months Ended June 29, 2019
United States and Canada	$657,993	$115,689	$183,830	$957,512
Asia	100,324	16,736	2,865	119,925
Europe and Middle East	175,858	46,499	97,621	319,978
Latin America	36,635	11,403	2,353	50,391
Total	$970,810	$190,327	$286,669	$1,447,806

Three Months Ended June 30, 2018
United States and Canada	$289,523	$59,306	$103,420	$452,249
Asia	37,959	11,723	2,060	51,742
Europe and Middle East	75,352	16,803	53,819	145,974
Latin America	11,283	5,817	1,063	18,163
Total	$414,117	$93,649	$160,362	$668,128

Six Months Ended June 30, 2018
United States and Canada	$544,636	$126,241	$181,980	$852,857
Asia	66,991	17,435	3,579	88,005
Europe and Middle East	141,963	25,535	108,874	276,372
Latin America	20,431	13,010	2,253	35,694
Total	$774,021	$182,221	$296,686	$1,252,928

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Jun 29, 2019	Dec 29, 2018
Contract assets	$20,430	$14,048
Contract liabilities	$56,099	$57,913
Non-current contract liabilities	$13,065	$12,170

During the six months period ended June 29, 2019, the company reclassified $7.1 million to receivables, which was included in the contract asset balance at the beginning of the period. During the six months period ended June 29, 2019, the company recognized revenue of $50.4 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $52.9 million during the six months period ended June 29, 2019. Substantially, all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during the six months period ended June 29, 2019.
6)    Other Comprehensive Income
The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income".
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of December 29, 2018	$(112,771)	$(170,938)	$7,233	$(276,476)
Other comprehensive income before reclassification	(1,762)	(9)	(25,041)	(26,812)
Amounts reclassified from accumulated other comprehensive income	—	—	1,550	1,550
Net current-period other comprehensive income	$(1,762)	$(9)	$(23,491)	$(25,262)
Balance as of June 29, 2019	$(114,533)	$(170,947)	$(16,258)	$(301,738)

Balance as of December 30, 2017	$(69,721)	$(203,063)	$6,365	$(266,419)
Adoption of ASU 2018-02 (2)	—	487	(1,619)	(1,132)
Other comprehensive income before reclassification	(20,161)	6,012	9,364	(4,785)
Amounts reclassified from accumulated other comprehensive income	—	—	236	236
Net current-period other comprehensive income	$(20,161)	$6,499	$7,981	$(5,681)
Balance as of June 30, 2018	$(89,882)	$(196,564)	$14,346	$(272,100)

(1) As of June 29, 2019 pension and interest rate swap amounts are net of tax of $(36.8) million and $(5.5) million, respectively. During the six months ended June 29, 2019, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $(0.1) million and $(8.0) million, respectively. As of June 30, 2018 pension and interest rate swap amounts are net of tax of $(42.0) million and $5.4 million, respectively. During the six months ended June 30, 2018, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $1.6 million and $1.1 million, respectively.
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

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jun 29, 2019	Jun 30, 2018	Jun 29, 2019	Jun 30, 2018
Net earnings	$92,210	$83,988	$161,223	$149,408
Currency translation adjustment	(12,445)	(41,963)	(1,762)	(20,161)
Pension liability adjustment, net of tax	5,254	13,754	(9)	6,499
Unrealized gain on interest rate swaps, net of tax	(14,124)	3,045	(23,491)	7,981
Comprehensive income	$70,895	$58,824	$135,961	$143,727

7)	Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at June 29, 2019 and December 29, 2018 are as follows (in thousands):

	Jun 29, 2019	Dec 29, 2018
Raw materials and parts	$280,183	$245,976
Work-in-process	61,538	51,164
Finished goods	270,138	224,670
	$611,859	$521,810

8)	Goodwill
Changes in the carrying amount of goodwill for the six months ended June 29, 2019 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 29, 2018	$1,102,067	$219,054	$422,054	$1,743,175
Goodwill acquired during the year	71,547	—	—	71,547
Measurement period adjustments to goodwill acquired in prior year	(27,863)	(3,722)	—	(31,585)
Exchange effect	(484)	(265)	(616)	(1,365)
Balance as of June 29, 2019	$1,145,267	$215,067	$421,438	$1,781,772

9)	Intangibles

Intangible assets consist of the following (in thousands):

	June 29, 2019			December 29, 2018
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	9.5	$705,379	$(252,831)	9.5	$644,145	$(222,661)
Backlog	2.0	27,797	(26,447)	2.8	27,065	(24,755)
Developed technology	4.8	28,879	(20,579)	5.9	39,624	(20,998)
		$762,055	$(299,857)		$710,834	$(268,414)
Indefinite-lived assets:
Trademarks and tradenames		$980,557			$918,604

The aggregate intangible amortization expense was $14.7 million and $9.8 million for the second quarter periods ended June 29, 2019 and June 30, 2018, respectively. The aggregate intangible amortization expense was $30.8 million and $21.3 million for the six months period ended June 29, 2019 and June 30, 2018, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Twelve Month Period coinciding with the end of our Fiscal Second Quarter	Amortization Expense

2020	$64,293
2021	61,657
2022	58,333
2023	52,828
2024	45,602
Thereafter	179,485
$462,198

10) Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Jun 29, 2019	Dec 29, 2018
Accrued payroll and related expenses	$69,470	$74,952
Accrued warranty	67,947	59,451
Contract liabilities	56,099	57,913
Accrued customer rebates	35,329	45,740
Accrued short-term leases	21,143	—
Accrued sales and other tax	16,351	19,452
Accrued professional fees	15,504	17,313
Accrued product liability and workers compensation	14,630	16,284
Accrued agent commission	13,589	11,969
Other accrued expenses	58,668	64,372

	$368,730	$367,446

11)	Warranty Costs
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
A rollforward of the warranty reserve is as follows (in thousands):

Six Months Ended
Jun 29, 2019
Balance as of December 29, 2018	$59,451
Warranty reserve related to acquisitions	6,847
Warranty expense	33,333
Warranty claims	(31,684)
Balance as of June 29, 2019	$67,947

12)	Financing Arrangements

	Jun 29, 2019	Dec 29, 2018
	(in thousands)
Senior secured revolving credit line	$1,990,968	$1,887,764
Foreign loans	4,455	4,166
Other debt arrangement	—	175
Total debt	$1,995,423	$1,892,105
Less: Current maturities of long-term debt	3,443	3,207
Long-term debt	$1,991,980	$1,888,898

On July 28, 2016, the company entered into an amended and restated five-year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"). On December 18, 2018, the company entered into an amendment to the Credit Facility, increasing the revolving commitments under the Credit Facility by $500.0 million to a total of $3.0 billion. As of June 29, 2019, the company had $2.0 billion of borrowings outstanding under the Credit Facility, including $1.9 billion of borrowings in U.S. Dollars and $64.5 million of borrowings denominated in Euro. The company also had $11.0 million in outstanding letters of credit as of June 29, 2019, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $1.0 billion at June 29, 2019.
At June 29, 2019, borrowings under the Credit Facility accrued interest at a rate of 1.625% above LIBOR per annum or 0.625% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 3.93% at the end of the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.25% per annum as of June 29, 2019.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At June 29, 2019, these foreign credit facilities amounted to $4.5 million in U.S. Dollars with a weighted average per annum interest rate of approximately 6.45%.
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

	Jun 29, 2019		Dec 29, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$1,995,423	$1,955,423	$1,892,105	$1,892,105

The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At June 29, 2019, the company had outstanding floating-to-fixed interest rate swaps totaling $51.0 million notional amount carrying an average interest rate of 1.27% maturing in less than 12 months and $948.0 million notional amount carrying an average interest rate of 2.22% that mature in more than 12 months but less than 72 months.
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBIDTA (each as defined in the Credit Facility) of 3.50 to 1.00, which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At June 29, 2019, the company was in compliance with all covenants pursuant to its borrowing agreements.

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
Foreign Exchange: The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The fair value of the forward and option contracts was a loss of $0.6 million at the end of the second quarter of 2019.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of June 29, 2019, the fair value of these instruments was a liability of $22.2 million. The change in fair value of these swap agreements in the first six months of 2019 was a loss of $23.3 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Jun 29, 2019	Dec 29, 2018
Fair value	Other assets	$3,238	$13,487
Fair value	Other non-current liabilities	$25,402	$4,125

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Six Months Ended
	Presentation of Gain/(loss)	Jun 29, 2019	Jun 30, 2018	Jun 29, 2019	Jun 30, 2018
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$(18,187)	$4,338	$(29,976)	$10,958
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$784	$248	$1,550	$236
Gain/(loss) recognized in income (ineffective portion)	Other expense	$—	$(161)	$—	$(113)

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
Leases
The company leases warehouse space, office facilities and equipment under operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The company's lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for these leases is recognized on a straight-line basis over the term of the lease. The company has operating lease costs of $7.8 million and $15.3 million for the three and six months ended June 29, 2019, respectively, including short-term lease expense and variable lease costs, which were immaterial in the quarter.

Leases (in thousands)	June 29, 2019
Operating lease right-of-use assets	$85,954

Operating Lease Liability:
Current	$21,143
Non-Current	63,534
Total Liability	$84,677

Total Lease Commitments (in thousands)
Operating Leases
Remainder of 2019	$11,958
2020	20,987
2021	17,306
2022	13,854
2023	9,444
2024 and thereafter	18,926
Total future lease commitments	92,475
Less imputed interest	7,798
Total	$84,677

Other Lease Information (in thousands, except lease term and discount rate)	Three Months Ended June 29, 2019	Six Months Ended June 29, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,238	$12,300

		June 29, 2019
Weighted-average remaining lease terms - operating leases		5.5 years

Weighted-average discount rate - operating leases		3.4%

15)	Segment Information
The company operates in three reportable operating segments defined by management reporting structure and operating activities.
The Commercial Foodservice Equipment Group manufactures, sells, and distributes foodservice equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in Arkansas, California, Illinois, Massachusetts, Michigan, New Hampshire, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Vermont, Washington, Australia, China, Denmark, Estonia, Italy, Mexico, the Philippines, Poland, Sweden and the United Kingdom. Principal product lines of this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, food warming equipment, catering equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, griddles, charcoal grills, professional mixers, stainless steel fabrication, custom millwork, professional refrigerators, blast chillers, coldrooms, ice machines, freezers, and soft serve ice cream, coffee, and beverage dispensing equipment. These products are sold and marketed under the brand names: Anets, APW Wyott, Bakers Pride, Bear Varimixer, Beech, BKI, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, CTX, Carter-Hoffmann, Celfrost, Concordia, CookTek, Crown, Desmon, Doyon, Eswood, EVO, Firex, Follett, Frifri, Giga, Globe, Goldstein, Holman, Houno, IMC, Induc, Jade, JoeTap, Josper, L2F, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, QualServ, SiteSage, Southbend, Star, Sveba Dahlen, Ss Brewtech, Taylor, Toastmaster, TurboChef, Ultrafryer, Wells and Wunder-Bar.
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
Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jun 29, 2019		Jun 30, 2018		Jun 29, 2019		Jun 30, 2018
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$513,279	67.4%	$414,117	62.0%	$970,810	67.1%	$774,021	61.8%
Food Processing	97,853	12.9	93,649	14.0	190,327	13.1	182,221	14.5
Residential Kitchen	149,872	19.7	160,362	24.0	286,669	19.8	296,686	23.7
Total	$761,004	100.0%	$668,128	100.0%	$1,447,806	100.0%	$1,252,928	100.0%

The following table summarizes the results of operations for the company's business segments (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other (1)	Total
Three Months Ended June 29, 2019
Net sales	$513,279	$97,853	$149,872	$—	$761,004
Income (loss) from operations (2)(3)	111,572	18,542	20,599	(11,106)	139,607
Depreciation and amortization expense	16,410	2,423	5,336	452	24,621
Net capital expenditures	7,240	1,376	2,515	2,404	13,535

Six Months Ended June 29, 2019
Net sales	$970,810	$190,327	$286,669	$—	$1,447,806
Income (loss) from operations (2)(3)	208,383	31,128	39,370	(38,213)	240,668
Depreciation and amortization expense	32,590	5,947	10,695	903	50,135
Net capital expenditures	13,213	2,077	3,936	2,404	21,630

Total assets	$3,190,584	$528,008	$1,136,859	$31,218	$4,886,669

Three Months Ended June 30, 2018
Net sales	$414,117	$93,649	$160,362	$—	$668,128
Income (loss) from operations (2)(3)	100,008	14,648	16,520	(19,866)	111,310
Depreciation and amortization expense	7,349	3,129	7,652	468	18,598
Net capital expenditures	2,929	460	2,744	1,418	7,551

Six Months Ended June 30, 2018
Net sales	$774,021	$182,221	$296,686	$—	$1,252,928
Income (loss) from operations (2)(3)	182,554	25,326	23,109	(32,687)	198,302
Depreciation and amortization expense	15,349	7,176	15,161	936	38,622
Net capital expenditures	8,706	6,956	7,642	904	24,208

Total assets	$2,889,677	$497,439	$1,133,356	$81,731	$4,602,203
(1)Includes corporate and other general company assets and operations.
(2)Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(3)Restructuring expenses are allocated in operating income by segment. See note 17 for further details.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Jun 29, 2019	Jun 30, 2018
United States and Canada	$280,360	$262,382
Asia	14,219	12,575
Europe and Middle East	175,745	128,584
Latin America	6,895	679
Total international	$196,859	$141,838
	$477,219	$404,220

16)	Employee Retirement Plans
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

The company maintains several pension plans related to AGA and its subsidiaries (collectively, the "AGA Group"), the most significant being the Aga Rangemaster Group Pension Scheme in the United Kingdom.  Membership in the plan on a defined benefit basis of pension provision was closed to new entrants in 2001.  The plan became open to new entrants on a defined contribution basis of pension provision in 2002, but was generally closed to new entrants on this basis during 2014.

The other, much smaller, defined benefit pension plans operating within the AGA Group cover employees in France, Ireland and the United Kingdom.  All pension plan assets are held in separate trust funds although the net defined benefit pension obligations are included in the company's consolidated balance sheet.

The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net Periodic Pension Benefit:
Service cost	$620	$957	$1,246	$1,934
Interest cost	8,349	8,113	16,781	16,391
Expected return on assets	(16,832)	(18,895)	(33,830)	(38,173)
Amortization of net (gain) loss	156	1,012	313	2,044
Amortization of prior service cost (credit)	642	—	1,290	—
Curtailment loss (gain)	388	677	388	964
Pension settlement gain	—	(23)	—	(47)
	$(6,677)	$(8,159)	$(13,812)	$(16,887)

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

Residential Kitchen Equipment Group:

Since the 2015 acquisition of the AGA Group, the company undertook various acquisition integration initiatives including organizational restructuring, headcount reductions and consolidation and disposition of certain facilities and business operations, including the impairment of equipment and facilities. Most recently during 2018, the company undertook additional restructuring efforts related to Grange, a non-core business within the AGA Group, and elected to cease its operations. This process was largely completed in the fourth quarter of 2018. Related to the AGA Group, the company recorded additional expense primarily related to headcount reductions of $1.6 million and $1.7 million in the three and six months ended June 29, 2019, respectively. These expenses are reflected in restructuring expenses in the Condensed Consolidated Statements of Comprehensive Income. The cumulative expenses incurred to date for these initiatives is approximately $57.4 million. The primary realization of the cost savings began in 2017 and 2018 related to compensation and facility costs of approximately $20.0 million annually. At June 29, 2019, the restructuring obligations accrued for these initiatives are immaterial and will be completed by the end of fiscal year 2019.

The restructuring expenses for the other segments of the company were not material during the period.

18)	Subsequent Event

On July 15, 2019, the company completed its acquisition of Packaging Progressions, Inc. ("Pacproinc") for a purchase price of approximately $74.0 million. Pacproinc is a market leader in automated packaging technologies for customers in the protein and bakery segments based in Souderton, Pennsylvania.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jun 29, 2019		Jun 30, 2018		Jun 29, 2019		Jun 30, 2018
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$513,279	67.4%	$414,117	62.0%	$970,810	67.1%	$774,021	61.8%
Food Processing	97,853	12.9	93,649	14.0	190,327	13.1	182,221	14.5
Residential Kitchen	149,872	19.7	160,362	24.0	286,669	19.8	296,686	23.7
Total	$761,004	100.0%	$668,128	100.0%	$1,447,806	100.0%	$1,252,928	100.0%

Results of Operations

The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended		Six Months Ended
	Jun 29, 2019	Jun 30, 2018	Jun 29, 2019	Jun 30, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.4	62.5	62.4	63.1
Gross profit	37.6	37.5	37.6	36.9
Selling, general and administrative expenses	19.0	20.2	20.8	20.6
Restructuring	0.3	0.7	0.2	0.5
Income from operations	18.3	16.6	16.6	15.8
Interest expense and deferred financing amortization, net	2.9	1.6	2.9	1.5
Net periodic pension benefit (other than service costs)	(1.0)	(1.4)	(1.0)	(1.5)
Other (income) expense, net	(0.1)	(0.1)	(0.1)	0.1
Earnings before income taxes	16.5	16.5	14.8	15.7
Provision for income taxes	4.4	4.0	3.7	3.8
Net earnings	12.1%	12.5%	11.1%	11.9%

Three Months Ended June 29, 2019 as compared to Three Months Ended June 30, 2018

NET SALES. Net sales for the three months period ended June 29, 2019 increased by $92.9 million or 13.9% to $761.0 million as compared to $668.1 million in the three months period ended June 30, 2018. Net sales increased by $97.9 million, or 14.7%, from the fiscal 2018 acquisitions of Firex, Josper, Taylor, M-TEK, and Crown and the fiscal 2019 acquisitions of EVO, Cooking Solutions Group, Powerhouse, and Ss Brewtech. Excluding acquisitions and closure of a non-core business, net sales decreased $1.9 million, or 0.3%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended June 29, 2019 decreased net sales by approximately $10.5 million or 1.6%. Excluding the impact of foreign exchange, acquisitions and closure of a non-core business, sales increased 1.3%, including a net sales increase of 2.3% at the Commercial Foodservice Equipment Group, a net sales increase of 3.4% at the Food Processing Equipment Group and a net sales decrease of 2.6% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $99.2 million, or 24.0%, to $513.3 million in the three months period ended June 29, 2019, as compared to $414.1 million in the prior year period. Net sales from the acquisitions of Firex, Josper, Taylor, Crown, EVO, Cooking Solutions Group, Powerhouse, and Ss Brewtech, which were acquired on April 27, 2018, May 10, 2018, June 22, 2018, December 3, 2018, December 31, 2018, April 1, 2019, April 1, 2019, and June 15, 2019, respectively, accounted for an increase of $95.3 million during the three months period ended June 29, 2019. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $3.9 million, or 0.9%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $9.5 million or 2.3% at the Commercial Foodservice Equipment Group. Sales increased primarily related to several rollouts with our major chain customers. Domestically, the company realized a sales increase of $68.2 million, or 23.6%, to $357.7 million, as compared to $289.5 million in the prior year period. This includes an increase of $62.2 million from recent acquisitions. Excluding the acquisitions, the net increase in domestic sales was $6.0 million, or 2.1%. International sales increased $31.0 million, or 24.9%, to $155.6 million, as compared to $124.6 million in the prior year period. This includes an increase of $33.1 million from the recent acquisitions and decrease of $5.6 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $3.5 million, or 2.8%. The increase in international revenues reflects strengthening of sales in the Asian and Latin American markets.

•
Net sales of the Food Processing Equipment Group increased by $4.2 million, or 4.5%, to $97.8 million in the three months period ended June 29, 2019, as compared to $93.6 million in the prior year period.  Net sales from the acquisition of M-TEK, which was acquired on October 1, 2018, accounted for an increase of $2.6 million during the three months period ended June 29, 2019.  Excluding the impact of the acquisition, net sales of the Food Processing Equipment Group increased $1.6 million, or 1.7%. Excluding the impact of foreign exchange and the acquisition, net sales increased 3.4% at the Food Processing Equipment Group. Domestically, the company realized a sales decrease of $1.2 million, or 2.0%, to $58.1 million, as compared to $59.3 million in the prior year period. This includes an increase of $2.6 million from the recent acquisition. Excluding the acquisition, the net decrease in domestic sales was $3.8 million, or 6.4%. International sales increased $5.4 million, or 15.7%, to $39.7 million, as compared to $34.3 million in the prior year period. This includes a decrease of $1.6 million related to the unfavorable impact of exchange rates. Excluding foreign exchange, the net sales increase in international sales was $7.0 million, or 20.4%.

•
Net sales of the Residential Kitchen Equipment Group decreased by $10.5 million or 6.5%, to $149.9 million in the three months period ended June 29, 2019, as compared to $160.4 million in the prior year period. Excluding the impact of foreign exchange and closure of a non-core business, net sales decreased $4.1 million, or 2.6% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $2.9 million, or 2.8%, to $100.5 million, as compared to $103.4 million in the prior year period. Excluding the impact of closure of non-core business, the net decrease in domestic sales was $2.4 million, or 2.3%. International sales decreased $7.6 million or 13.3% to $49.4 million, as compared to $57.0 million in the prior year quarter. This includes an unfavorable impact of exchange rates of $3.3 million. Excluding foreign exchange and closure of a non-core business, the net sales decrease in international sales was $1.7 million, or 3.1%.

GROSS PROFIT. Gross profit increased to $286.5 million in the three months period ended June 29, 2019 from $250.8 million in the prior year period, primarily reflecting the impact of increased sales from acquisitions, offset by the unfavorable impact of foreign exchanges rates of $3.6 million. The gross margin rate was 37.5% in the three months period ended June 30, 2018 as compared to 37.6% in the current year period.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $32.0 million, or 19.8%, to $193.8 million in the three months period ended June 29, 2019, as compared to $161.8 million in the prior year period. Gross profit from the acquisitions accounted for approximately $31.4 million of the increase in gross profit during the period. Excluding the recent acquisitions, gross profit increased by approximately $0.6 million on higher sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $1.7 million. The gross margin rate decreased to 37.8%, as compared to 39.1% in the prior year period. The gross margin rate excluding acquisitions and the impact of foreign exchange was 38.7%.

•
Gross profit at the Food Processing Equipment Group increased by $1.8 million, or 5.4%, to $35.0 million in the three months period ended June 29, 2019, as compared to $33.2 million in the prior year period. Gross profit from the acquisition increased gross profit by $1.6 million. Excluding the recent acquisition, gross profit increased by approximately $0.2 million. The impact of foreign exchange rates decreased gross profit by approximately $0.7 million. The gross profit margin rate increased to 35.8%, as compared to 35.5% in the prior year period, reflecting a favorable product mix. The gross margin rate excluding the acquisition and the impact of foreign exchange was 35.2%.

•
Gross profit at the Residential Kitchen Equipment Group increased by $0.5 million, or 0.9%, to $58.2 million in the three months period ended June 29, 2019, as compared to $57.7 million in the prior year period. The impact of foreign exchange rates decreased gross profit by approximately $1.2 million. The gross margin rate increased to 38.8%, as compared to 36.0% in the prior year period, primarily related to the benefit of the disposition of the non-core business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $135.0 million in the three months period ended June 30, 2018 to $144.6 million in the three months period ended June 29, 2019.  As a percentage of net sales, selling, general, and administrative expenses were 20.2% in the three months period ended June 30, 2018, as compared to 19.0% in the three months period ended June 29, 2019.

Selling, general and administrative expenses reflect increased costs of $20.2 million associated with acquisitions, including $6.5 million of intangible amortization expense. Selling, general and administrative expenses decreased by $2.4 million related to favorable impact from foreign exchange rates and $9.7 million related to lower compensation costs.

RESTRUCTURING EXPENSES. Restructuring expenses decreased $2.2 million from $4.4 million in the three months period ended June 30, 2018 to $2.2 million in the three months period ended June 29, 2019. Restructuring expenses related primarily to headcount reductions at the Commercial Foodservice Equipment Group and additional cost reduction initiatives related to the AGA Group were higher in the three months period ended June 30, 2018 as compared to the current year period.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $22.0 million in the three months period ended June 29, 2019, as compared to $10.4 million in the prior year period, reflecting increased interest due to higher interest rates and higher debt balances related to the funding of acquisitions.

INCOME TAXES. A tax provision of $33.2 million, at an effective rate of 26.5%, was recorded during the three months period ended June 29, 2019, as compared to $26.6 million at an effective rate of 24.0%, in the prior year period. In comparison to the prior year the effective rate increased primarily due to a tax benefit recorded in 2018 for enacted tax rate changes. The effective rates in 2019 and 2018 are higher than the federal tax rate of 21% primarily due to state taxes and foreign tax rate differentials.

Six Months Ended June 29, 2019 as compared to Six Months Ended June 30, 2018

NET SALES. Net sales for the six months period ended June 29, 2019 increased by $194.9 million or 15.6% to $1,447.8 million as compared to $1,252.9 million in the six months period ended June 30, 2018. Net sales increased by $198.3 million, or 15.8%, from the fiscal 2018 acquisitions of Hinds-Bock, Ve.Ma.C, Firex, Josper, Taylor, M-TEK, and Crown and the fiscal 2019 acquisitions of EVO, Cooking Solutions Group, Powerhouse, and Ss Brewtech. Excluding acquisitions and closure of a non-core business, net sales increased $2.5 million, or 0.2%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the six months period ended June 29, 2019 decreased net sales by approximately $23.0 million or 1.8%. Excluding the impact of foreign exchange, acquisitions and closure of a non-core business, sales increased 2.0% for the year, including a net sales increase of 2.8% at the Commercial Foodservice Equipment Group, a net sales increase of 0.2% at the Food Processing Equipment Group and a net sales increase of 1.1% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $196.8 million, or 25.4%, to $970.8 million in the six months period ended June 29, 2019, as compared to $774.0 million in the prior year period. Net sales from the acquisitions of Firex, Josper, Taylor, Crown, EVO, Cooking Solutions Group, Powerhouse, and Ss Brewtech, which were acquired on April 27, 2018, May 10, 2018, June 22, 2018, December 3, 2018 and December 31, 2018, April 1, 2019, April 1, 2019, and June 15, 2019, respectively, accounted for an increase of $187.3 million during the six months period ended June 29, 2019. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $9.5 million, or 1.2%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $21.9 million or 2.8% at the Commercial Foodservice Equipment Group. Sales increased primarily related to several rollouts with our major chain customers. Domestically, the company realized a sales increase of $113.4 million, or 20.8%, to $658.0 million, as compared to $544.6 million in the prior year period. This includes an increase of $100.3 million from recent acquisitions. Excluding the acquisitions, the net increase in domestic sales was $13.1 million, or 2.4%. International sales increased $83.4 million, or 36.4%, to $312.8 million, as compared to $229.4 million in the prior year period. This includes an increase of $87.0 million from the recent acquisitions and decrease of $12.4 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $8.8 million, or 3.8%. The increase in international revenues reflects strengthening of sales in the Asian and Latin American markets.

•
Net sales of the Food Processing Equipment Group increased by $8.1 million, or 4.4%, to $190.3 million in the six months period ended June 29, 2019, as compared to $182.2 million in the prior year period.  Net sales from the acquisitions of Hinds-Bock, Ve.Ma.C and M-TEK, which were acquired on February 16, 2018, April 3, 2018 and October 1, 2018, respectively, accounted for an increase of $11.0 million during the six months period ended June 29, 2019.  Excluding the impact of acquisitions, net sales of the Food Processing Equipment Group decreased $2.9 million, or 1.6%. Excluding the impact of foreign exchange and acquisitions, net sales increased $0.4 million or 0.2% at the Food Processing Equipment Group. Domestically, the company realized a sales decrease of $10.5 million, or 8.3%, to $115.7 million, as compared to $126.2 million in the prior year period. This includes an increase of $6.0 million from recent acquisitions. Excluding the acquisitions, the net decrease in domestic sales was $16.5 million, or 13.1%. International sales increased $18.6 million, or 33.2%, to $74.6 million, as compared to $56.0 million in the prior year period. This includes an increase of $5.0 million from recent acquisitions and a decrease of $3.3 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $16.9 million, or 30.2%.

•
Net sales of the Residential Kitchen Equipment Group decreased by $10.0 million or 3.4%, to $286.7 million in the six months period ended June 29, 2019, as compared to $296.7 million in the prior year period. Excluding the impact of foreign exchange and closure of a non-core business, net sales increased $3.2 million, or 1.1% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $1.8 million, or 1.0%, to $183.8 million, as compared to $182.0 million in the prior year period. Excluding the impact of closure of non-core business, the net increase in domestic sales was $2.8 million, or 1.5%. International sales decreased $11.8 million or 10.3% to $102.9 million, as compared to $114.7 million in the prior year quarter. This includes an unfavorable impact of exchange rates of $7.3 million. Excluding foreign exchange and closure of a non-core business, the net sales increase in international sales was $0.4 million, or 0.4%.

GROSS PROFIT. Gross profit increased to $543.8 million in the six months period ended June 29, 2019 from $462.4 million in the prior year period, primarily reflecting the impact of increased sales from acquisitions, offset by the unfavorable impact of foreign exchanges rates of $7.6 million. The gross margin rate was 36.9% in the six months period ended June 30, 2018 as compared to 37.6% in the current year period.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $66.3 million, or 22.1%, to $366.5 million in the six months period ended June 29, 2019, as compared to $300.2 million in the prior year period. Gross profit from the acquisitions accounted for approximately $63.6 million of the increase in gross profit during the period. Excluding the recent acquisitions, gross profit increased by approximately $2.7 million on higher sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $3.7 million. The gross margin rate decreased to 37.8%, as compared to 38.8% in the prior year period. The gross margin rate excluding acquisitions and the impact of foreign exchange was 38.5%.

•
Gross profit at the Food Processing Equipment Group increased by $6.1 million, or 10.0%, to $67.4 million in the six months period ended June 29, 2019, as compared to $61.3 million in the prior year period. Gross profit from the acquisitions increased gross profit by $5.8 million. Excluding the recent acquisitions, gross profit increased by approximately $0.3 million. The impact of foreign exchange rates decreased gross profit by approximately $1.3 million. The gross profit margin rate increased to 35.4%, as compared to 33.6% in the prior year period, reflecting a favorable product mix.

•
Gross profit at the Residential Kitchen Equipment Group increased by $8.1 million, or 7.8%, to $111.5 million in the six months period ended June 29, 2019, as compared to $103.4 million in the prior year period. The impact of foreign exchange rates decreased gross profit by approximately $2.6 million. The gross margin rate increased to 38.9%, as compared to 34.9% in the prior year period, primarily related to higher sales volumes for the domestic premium brands.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $258.0 million in the six months period ended June 30, 2018 to $300.5 million in the six months period ended June 29, 2019.  As a percentage of net sales, selling, general, and administrative expenses were 20.6% in the six months period ended June 30, 2018, as compared to 20.8% in the six months period ended June 29, 2019.

Selling, general and administrative expenses reflect increased costs of $40.2 million associated with acquisitions, including $14.8 million of intangible amortization expense. Selling, general and administrative expenses increased by $10.0 million related to transition costs with the former Chairman and CEO upon his retirement in February 2019. The increase was offset by the favorable impact from foreign exchange rates of $5.2 million.

RESTRUCTURING EXPENSES. Restructuring expenses decreased $3.5 million from $6.1 million in the six months period ended June 30, 2018 to $2.6 million in the six months period ended June 29, 2019. Restructuring expenses related primarily to headcount reductions at the Commercial Foodservice Equipment Group and additional cost reduction initiatives related to the AGA Group were higher in the six months period ended June 30, 2018 as compared to the current year period.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $42.5 million in the six months period ended June 29, 2019, as compared to $19.2 million in the prior year period, reflecting increased interest due to higher interest rates and higher debt balances related to the funding of acquisitions.

INCOME TAXES. A tax provision of $53.9 million, at an effective rate of 25.1%, was recorded during the six months period ended June 29, 2019, as compared to $47.9 million at an effective rate of 24.3%, in the prior year period. In comparison to the prior year the effective rate increased primarily due to a tax benefit recorded in 2018 for enacted tax rate changes. The effective rates in 2019 and 2018 are higher than the federal tax rate of 21% primarily due to state taxes and foreign tax rate differentials.

Financial Condition and Liquidity
During the six months ended June 29, 2019, cash and cash equivalents increased by $10.0 million to $81.7 million at June 29, 2019 from $71.7 million at December 29, 2018. Net borrowings increased from $1.9 billion to $2.0 billion at December 29, 2018 and June 29, 2019, respectively, as the cost of acquisitions exceeded cash provided by operations.
OPERATING ACTIVITIES. Net cash provided by operating activities was $101.6 million for the six months ended June 29, 2019, compared to $146.6 million for the six months ended June 30, 2018.
Improved earnings have generated increased cash flows over the prior year period.  The combined impact of timing of payments made and collections received have not materially impacted the change in cash flows between the periods.  However, significant increases in inventory have negatively impacted cash flows during the six month ended June 29, 2019.  The increases are attributable to various factors including purchasing in advance of potential price increases expected from tariffs and building to mitigate risk around order fulfillment rates. Inventory levels also have been impacted by lower than anticipated sales levels.
INVESTING ACTIVITIES. During the six months ended June 29, 2019, net cash used for investing activities amounted to $188.7 million. This included $167.3 million for the 2019 acquisitions of EVO, Cooking Solutions Group, Powerhouse and Ss Brewtech. The decrease over the prior year period was primarily attributable to the 2018 purchase of Taylor for approximately $1.0 billion.
FINANCING ACTIVITIES. Net cash flows provided by financing activities were $97.2 million during the six months ended June 29, 2019. The company’s borrowing activities during the quarter included $103.6 million of net proceeds under its $3.0 billion Credit Facility. Additionally, the company used $6.1 million to repurchase 50,433 shares of Middleby common stock that were surrendered to the company for withholding taxes related to restricted stock vestings during the quarter. During 2018, financing cash flows were impacted by the purchase of Taylor, which resulted in approximately $1.0 billion of borrowings.
At June 29, 2019, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its Credit Facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, acquisitions, product development and integration expenditures for the foreseeable future.

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
During the six months period ended June 29, 2019, the company adopted ASC 842, "Leases". See Part 1, Notes to Condensed Consolidated Financial Statements, Note 14 - Leases for additional information on the required disclosures related to the impact of adopting this guidance.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period coinciding with the end of our Fiscal Second Quarter	Variable Rate Debt

2020	$3,443
2021	336
2022	1,991,303
2023	202
2024 and thereafter	139
$1,995,423
On July 28, 2016, the company entered into an amended and restated five-year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"). On December 18, 2018, the company entered into an amendment to the Credit Facility, increasing the revolving commitments under the Credit Facility by $500.0 million to a total of $3.0 billion. As of June 29, 2019, the company had $2.0 billion of borrowings outstanding under the Credit Facility, including $1.9 billion of borrowings in U.S. Dollars and $64.5 million of borrowings denominated in Euro. The company also had $11.0 million in outstanding letters of credit as of June 29, 2019, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $1.0 billion at June 29, 2019.
At June 29, 2019, borrowings under the Credit Facility accrued interest at a rate of 1.625% above LIBOR per annum or 0.625% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 3.93% at the end of the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.25% per annum as of June 29, 2019.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At June 29, 2019, these foreign credit facilities amounted to $4.5 million in U.S. Dollars with a weighted average per annum interest rate of approximately 6.45%.
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the revolving credit line. At June 29, 2019, the company had outstanding floating-to-fixed interest rate swaps totaling $51.0 million notional amount carrying an average interest rate of 1.27% maturing in less than 12 months and $948.0 million notional amount carrying an average interest rate of 2.22% that mature in more than 12 months but less than 72 months.
The Credit Facility matures on July 28, 2021, and accordingly has been classified as a long-term liability on the condensed consolidated balance sheet.

The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBIDTA (each as defined in the Credit Facility) of 3.50 to 1.00, which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At June 29, 2019, the company was in compliance with all covenants pursuant to its borrowing agreements.
Financing Derivative Instruments
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of June 29, 2019, the fair value of these instruments was a liability of $22.2 million. The change in fair value of these swap agreements in the first six months of 2019 was a loss of $23.3 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a loss of $0.6 million at the end of the second quarter of 2019.

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
As of June 29, 2019, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended June 29, 2019, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the six months ended June 29, 2019, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
March 31 to April 27, 2019	—	$—	—	2,373,800
April 28 to May 25, 2019	—	—	—	2,373,800
May 26 to June 29, 2019	—	—	—	2,373,800
Quarter ended June 29, 2019	—	$—	—	2,373,800
(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. As of June 29, 2019, the total number of shares authorized for repurchase under the program is 2,500,000. As of June 29, 2019, 126,200 shares had been purchased under the 2017 stock repurchase program.

Item 6. Exhibits

Exhibits – The following exhibits are filed herewith:

Exhibit 10.1* –	Form of Stock Award Agreement for The Middleby Corporation 2011 Long-Term Incentive Plan, incorporated by reference to the company's Form 8-K Exhibit 10.1 filed on April 16, 2019.

Exhibit 10.2* –	Form of Restricted Stock Award Agreement for The Middleby Corporation 2011 Long-Term Incentive Plan, incorporated by reference to the company's Form 8-K Exhibit 10.2 filed on April 16, 2019.

Exhibit 31.1 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 –	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended June 29, 2019, filed on August 8, 2019, formatted in Inline Extensive Business Reporting Language (iXBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

Exhibit 104 –	Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).
* Designates management contract or compensation plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	August 8, 2019	By:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer