Form 10-Q
period 2019-09-28
MIDDLEBY CORP
filed 2019-11-07
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 28, 2019
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
As of November 4, 2019, there were 56,140,851 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION

QUARTER ENDED SEPTEMBER 28, 2019

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Sep 28, 2019	Dec 29, 2018
Current assets:
Cash and cash equivalents	$87,181	$71,701
Accounts receivable, net of reserve for doubtful accounts of $16,567 and $13,608	417,622	398,660
Inventories, net	614,102	521,810
Prepaid expenses and other	63,344	50,940
Prepaid taxes	18,198	18,483
Total current assets	1,200,447	1,061,594
Property, plant and equipment, net of accumulated depreciation of $188,979 and $167,737	342,971	314,569
Goodwill	1,809,359	1,743,175
Other intangibles, net of amortization of $317,458 and $268,414	1,440,421	1,361,024
Long-term deferred tax assets	26,541	32,188
Other assets	108,789	37,231
Total assets	$4,928,528	$4,549,781

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3,331	$3,207
Accounts payable	181,171	188,299
Accrued expenses	400,742	367,446
Total current liabilities	585,244	558,952
Long-term debt	1,955,900	1,888,898
Long-term deferred tax liability	124,071	113,896
Accrued pension benefits	226,074	253,119
Other non-current liabilities	181,208	69,713
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 63,080,940 and 62,592,707 shares issued in 2019 and 2018, respectively	145	145
Paid-in capital	382,526	377,419
Treasury stock, at cost; 6,940,089 and 6,889,241 shares in 2019 and 2018	(451,262)	(445,118)
Retained earnings	2,252,465	2,009,233
Accumulated other comprehensive loss	(327,843)	(276,476)
Total stockholders' equity	1,856,031	1,665,203
Total liabilities and stockholders' equity	$4,928,528	$4,549,781

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018
Net sales	$724,014	$713,331	$2,171,820	$1,966,259
Cost of sales	453,986	452,171	1,358,001	1,242,707
Gross profit	270,028	261,160	813,819	723,552
Selling, general and administrative expenses	144,460	141,372	445,000	399,328
Restructuring expenses	4,223	12,111	6,806	18,245
Income from operations	121,345	107,677	362,013	305,979
Interest expense and deferred financing amortization, net	20,846	19,143	63,334	38,370
Net periodic pension benefit (other than service costs)	(7,175)	(9,225)	(22,233)	(28,046)
Other expense (income), net	1,444	(260)	(489)	371
Earnings before income taxes	106,230	98,019	321,401	295,284
Provision for income taxes	24,210	25,114	78,158	72,971
Net earnings	$82,020	$72,905	$243,243	$222,313

Net earnings per share:
Basic	$1.47	$1.31	$4.37	$4.00
Diluted	$1.47	$1.31	$4.37	$4.00
Weighted average number of shares
Basic	55,663	55,577	55,641	55,575
Dilutive common stock equivalents[1]	—	—	—	—
Diluted	55,663	55,577	55,641	55,575
Comprehensive income	$55,915	$69,027	$191,876	$212,754

1There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, June 29, 2019	$145	$380,603	$(451,204)	$2,170,445	$(301,738)	$1,798,251
Net earnings	—	—	—	82,020	—	82,020
Currency translation adjustments	—	—	—	—	(25,428)	(25,428)
Change in unrecognized pension benefit costs, net of tax of $1,026	—	—	—	—	4,975	4,975
Unrealized loss on interest rate swap, net of tax of $(1,867)	—	—	—	—	(5,652)	(5,652)
Stock compensation	—	1,923	—	—	—	1,923
Stock issuance	—	—	—	—	—	—
Purchase of treasury stock	—	—	(58)	—	—	(58)
Balance, September 28, 2019	$145	$382,526	$(451,262)	$2,252,465	$(327,843)	$1,856,031

Balance, December 29, 2018	$145	$377,419	$(445,118)	$2,009,233	$(276,476)	$1,665,203
Net earnings	—	—	—	243,243	—	243,243
Adoption of ASU 2017-12 (1)	—	—	—	(11)	11	—
Currency translation adjustments	—	—	—	—	(27,190)	(27,190)
Change in unrecognized pension benefit costs, net of tax of $955	—	—	—	—	4,966	4,966
Unrealized loss on interest rate swap, net of tax of $(9,890)	—	—	—	—	(29,154)	(29,154)
Stock compensation	—	3,257	—	—	—	3,257
Stock issuance	—	1,850	—	—	—	1,850
Purchase of treasury stock	—	—	(6,144)	—	—	(6,144)
Balance, September 28, 2019	$145	$382,526	$(451,262)	$2,252,465	$(327,843)	$1,856,031

(1) As of December 30, 2018, the company adopted ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" using the modified retrospective method. The adoption of this guidance resulted in the recognition of less than $0.1 million as an adjustment to the opening balance of retained earnings.

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, June 30, 2018	$145	$376,740	$(445,118)	$1,841,489	$(272,100)	$1,501,156
Net earnings	—	—	—	72,905	—	72,905
Currency translation adjustments	—	—	—	—	(9,718)	(9,718)
Change in unrecognized pension benefit costs, net of tax of $322	—	—	—	—	1,674	1,674
Unrealized gain on interest rate swap, net of tax of $1,431	—	—	—	—	4,166	4,166
Stock compensation	—	3,450	—	—	—	3,450
Balance, September 29, 2018	$145	$380,190	$(445,118)	$1,914,394	$(275,978)	$1,573,633

Balance, December 30, 2017	$145	$374,922	$(445,118)	$1,697,618	$(266,419)	$1,361,148
Net earnings	—	—	—	222,313	—	222,313
Adoption of ASU 2018-02 (1)	—	—	—	(1,132)	1,132	—
Adoption of ASU 2014-09 (2)	—	—	—	(4,405)	—	(4,405)
Currency translation adjustments	—	—	—	—	(29,879)	(29,879)
Change in unrecognized pension benefit costs, net of tax of $1,432	—	—	—	—	7,041	7,041
Unrealized gain on interest rate swap, net of tax of $4,172	—	—	—	—	12,147	12,147
Stock compensation	—	5,268	—	—	—	5,268
Balance, September 29, 2018	$145	$380,190	$(445,118)	$1,914,394	$(275,978)	$1,573,633

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

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	Sep 28, 2019	Sep 29, 2018
Cash flows from operating activities--
Net earnings	$243,243	$222,313
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	77,272	66,455
Operating lease asset amortization	17,246	—
Non-cash share-based compensation	3,257	5,268
Deferred income taxes	9,931	13,312
Impairment of property, plant and equipment	—	783
Non-cash restructuring	—	5,179
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(1,116)	(38,936)
Inventories, net	(65,864)	(25,604)
Prepaid expenses and other assets	4,369	10,400
Accounts payable	(17,659)	24,625
Accrued expenses and other liabilities	(40,935)	(31,748)
Net cash provided by operating activities	229,744	252,047
Cash flows from investing activities--
Additions to property, plant and equipment	(33,819)	(32,552)
Purchase of tradename	—	(5,399)
Acquisitions, net of cash acquired	(238,974)	(1,147,738)
Net cash used in investing activities	(272,793)	(1,185,689)
Cash flows from financing activities--
Proceeds under Credit Facility	444,451	1,520,225
Repayments under Credit Facility	(375,188)	(588,911)
Net proceeds (repayments) under international credit facilities	319	(6,997)
Net repayments under other debt arrangement	(175)	(3)
Payments of deferred purchase price	(1,648)	(692)
Repurchase of treasury stock	(6,144)	—
Net cash provided by financing activities	61,615	923,622
Effect of exchange rates on cash and cash equivalents	(3,086)	(3,046)
Changes in cash and cash equivalents--
Net increase (decrease) in cash and cash equivalents	15,480	(13,066)
Cash and cash equivalents at beginning of year	71,701	89,654
Cash and cash equivalents at end of period	$87,181	$76,588

See accompanying notes

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2019
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
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of September 28, 2019 and December 29, 2018, the results of operations for the three and nine months ended September 28, 2019 and September 29, 2018, cash flows for the nine months ended September 28, 2019 and September 29, 2018 and statement of stockholders' equity for the three and nine months ended September 28, 2019 and September 29, 2018.

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
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $2.0 million and $3.5 million for the three months period ended September 28, 2019 and September 29, 2018, respectively. Non-cash share-based compensation expense was $3.3 million and $5.3 million for the nine months period ended September 28, 2019 and September 29, 2018, respectively.

C)	Income Taxes
A tax provision of $78.2 million, at an effective rate of 24.3%, was recorded during the nine months period ended September 28, 2019, as compared to a $73.0 million tax provision at a 24.7% in the prior year period. The effective rates in 2019 and 2018 are higher than the federal tax rate of 21% primarily due to state taxes and foreign tax rate differentials.

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

The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of September 28, 2019
Financial Assets:
Interest rate swaps	$—	$1,384	$—	$1,384

Financial Liabilities:
Interest rate swaps	$—	$31,065	$—	$31,065
Contingent consideration	$—	$—	$7,340	$7,340

As of December 29, 2018
Financial Assets:
Interest rate swaps	$—	$13,487	$—	$13,487

Financial Liabilities:
Interest rate swaps	$—	$4,125	$—	$4,125
Contingent consideration	$—	$—	$3,566	$3,566

The contingent consideration as of September 28, 2019 relates to the earnout provision recorded in conjunction with the acquisitions of Josper S.A. ("Josper") and Ss Brewtech. The contingent consideration as of December 29, 2018 relates to the earnout provision recorded in conjunction with the acquisition of Josper.
The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings, as defined in the respective purchase agreement. On a quarterly basis, the company assesses the projected results for each acquired business in comparison to the earnout targets and adjusts the liability accordingly.
E)    Consolidated Statements of Cash Flows
Cash paid for interest was $61.7 million and $35.9 million for the nine months ended September 28, 2019 and September 29, 2018, respectively. Cash payments totaling $65.7 million and $61.3 million were made for income taxes for the nine months ended September 28, 2019 and September 29, 2018, respectively.

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
The final allocation of consideration paid for the M-TEK acquisition is summarized as follows (in thousands):

	(as initially reported) October 1, 2018	Measurement Period Adjustments	(as adjusted) October 1, 2018
Current assets	$2,745	$—	$2,745
Property, plant and equipment	2,497	—	2,497
Goodwill	11,610	(1,000)	10,610
Other intangibles	3,294	1,000	4,294
Current liabilities	(144)	—	(144)

Net assets acquired and liabilities assumed	$20,002	$—	$20,002

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

Cooking Solutions Group
On April 1, 2019, the company completed its acquisition of all of the capital stock of Cooking Solutions Group, Inc. ("Cooking Solutions Group") from Standex International Corporation, which consists of the brands APW Wyott, Bakers Pride, BKI and Ultrafryer with locations in Texas, South Carolina and Mexico for a purchase price of approximately $106.1 million. During the third quarter of 2019, the company finalized the working capital provision provided for by the purchase agreement resulting in a payment due seller of $0.1 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) April 1, 2019	Preliminary Measurement Period Adjustments	(as adjusted) April 1, 2019
Cash	$843	$—	$843
Current assets	33,666	(751)	32,915
Property, plant and equipment	15,959	(52)	15,907
Goodwill	31,207	1,167	32,374
Other intangibles	53,450	—	53,450
Current liabilities	(15,130)	(290)	(15,420)
Long-term deferred tax liability	(13,082)	—	(13,082)

Net assets acquired and liabilities assumed	$106,913	$74	$106,987

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

Powerhouse
On April 1, 2019, the company completed the acquisition of all of the capital stock of Powerhouse Dynamics, Inc. ("Powerhouse"), a leader in cloud-based IoT solutions for the foodservice industry located near Boston, Massachusetts, for a purchase price of approximately $11.0 million, net of cash acquired. During the third quarter of 2019, the company finalized the working capital provision provided for by the purchase agreement resulting in a payment due seller of $0.1 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) April 1, 2019	Preliminary Measurement Period Adjustments	(as adjusted) April 1, 2019
Cash	$24	$—	$24
Current assets	1,351	—	1,351
Property, plant and equipment	14	—	14
Goodwill	5,789	56	5,845
Other intangibles	5,060	—	5,060
Long-term deferred tax asset	1,673	—	1,673
Current liabilities	(2,624)	—	(2,624)
Other non-current liabilities	(271)	—	(271)

Net assets acquired and liabilities assumed	$11,016	$56	$11,072

The long term deferred tax asset amounted to $1.7 million and is comprised of tax loss carryforwards.
The goodwill is subject to the non-amortization provisions of ASC 350. Other intangibles also include $2.2 million allocated to customer relationships and $2.8 million allocated to developed technology, which are both being amortized over periods of 6 years. Goodwill and other intangibles of Powerhouse are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) June 15, 2019	Preliminary Measurement Period Adjustments	(as adjusted) June 15, 2019
Cash	$468	$(10)	$458
Current assets	3,936	980	4,916
Property, plant and equipment	30	18	48
Goodwill	26,528	(1,005)	25,523
Other intangibles	15,318	199	15,517
Long-term deferred tax asset	155	—	155
Current liabilities	(3,393)	(182)	(3,575)
Other non-current liabilities	(5,768)	—	(5,768)

Consideration paid at closing	$37,274	$—	$37,274

Deferred payments	2,404	—	2,404
Contingent consideration	4,258	—	4,258

Net assets acquired and liabilities assumed	$43,936	$—	$43,936

The goodwill and $9.3 million of other intangibles associated with the trade name is subject to the non-amortization provisions of ASC 350. Other intangibles also include $5.7 million allocated to customer relationships, $0.5 million allocated to developed technology and $0.1 million allocated to backlog, which are being amortized over periods of 7 years, 6 years and 3 months, respectively. Goodwill and other intangibles of Brewtech are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
The Brewtech purchase agreement includes deferred payments and an earnout provision providing for a contingent payment due to the sellers to the extent certain financial targets are exceeded. The deferred payments are payable in 2020, 2021 and 2022. The contractual obligation associated with the deferred payments on the acquisition date is $2.4 million. The earnout is payable in 2023, if Brewtech exceeds certain sales and earnings targets for the cumulative three years ended June 15, 2022. The contractual obligation associated with this contingent earnout provision recognized on the acquisition date is $4.3 million.
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

Packaging Progressions, Inc.
On July 15, 2019, the company completed the acquisition of substantially all of the assets of Packaging Progressions, Inc. ("Pacproinc"), a market leader in automated packaging technologies for customers in the protein and baker segments based in Souderton, Pennsylvania, for a purchase price of approximately $71.7 million, net of cash acquired. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the fourth quarter of 2019.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

(as initially reported) July 16, 2019
Cash	$1,524
Current assets	8,426
Property, plant and equipment	7,225
Goodwill	43,629
Other intangibles	21,301
Current liabilities	(8,835)

Net assets acquired and liabilities assumed	$73,270

The goodwill and $10.3 million of other intangibles associated with the trade name is subject to the non-amortization provisions of ASC 350. Other intangibles also include $9.0 million allocated to customer relationships, $0.8 million allocated to developed technology and $1.2 million allocated to backlog, which are being amortized over periods of 5 years, 7 years and 3 months, respectively. Goodwill and other intangibles of Pacproinc are allocated to the Food Processing Equipment Group for segment reporting purposes. These assets are expected to be deductible for tax purposes.
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

Pro Forma Financial Information

In accordance with ASC 805 “Business Combinations”, the following unaudited pro forma results of operations for the nine months ended September 28, 2019 and September 29, 2018, assumes the 2018 acquisitions of Hinds-Bock, Ve.Ma.C, Josper, Firex, Taylor, M-TEK and Crown and the 2019 acquisitions of EVO, Cooking Solutions Group, Powerhouse, Ss Brewtech and Pacproinc were completed on December 31, 2017 (first day of fiscal year 2018). The following pro forma results include adjustments to reflect additional interest expense to fund the acquisitions, amortization of intangibles associated with the acquisitions, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Nine Months Ended
	September 28, 2019	September 29, 2018
Net sales	$2,221,546	$2,267,511
Net earnings	247,532	202,971

Net earnings per share:
Basic	$4.45	$3.65
Diluted	4.45	3.65

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

Accounting Pronouncements - To be adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and has since modified the standard with several ASUs (collectively, the “new credit loss standard”). The new credit loss standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The ASU is effective for annual reporting periods, and interim reporting periods, beginning after December 15, 2019. The company is in the process of assessing the impact on its receivables portfolio, which is the only financial instrument in scope of this standard, control environment and impact the adoption of this ASU will have on the company's Condensed Consolidated Financial Statements.

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Three Months Ended September 28, 2019
United States and Canada	$346,616	$57,255	$86,859	$490,730
Asia	53,463	5,100	1,490	60,053
Europe and Middle East	82,244	21,125	44,395	147,764
Latin America	18,667	5,667	1,133	25,467
Total	$500,990	$89,147	$133,877	$724,014

Nine Months Ended September 28, 2019
United States and Canada	$1,004,609	$172,944	$270,689	$1,448,242
Asia	153,787	21,836	4,355	179,978
Europe and Middle East	258,102	67,624	142,016	467,742
Latin America	55,302	17,070	3,486	75,858
Total	$1,471,800	$279,474	$420,546	$2,171,820

Three Months Ended September 29, 2018
United States and Canada	$318,962	$57,235	$98,136	$474,333
Asia	50,996	6,464	1,653	59,113
Europe and Middle East	83,763	19,194	51,936	154,893
Latin America	17,877	5,364	1,751	24,992
Total	$471,598	$88,257	$153,476	$713,331

Nine Months Ended September 29, 2018
United States and Canada	$863,598	$183,476	$280,116	$1,327,190
Asia	117,987	23,899	5,232	147,118
Europe and Middle East	225,726	44,729	160,810	431,265
Latin America	38,308	18,374	4,004	60,686
Total	$1,245,619	$270,478	$450,162	$1,966,259

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Sep 28, 2019	Dec 29, 2018
Contract assets	$19,342	$14,048
Contract liabilities	$71,394	$57,913
Non-current contract liabilities	$13,017	$12,170

During the nine months period ended September 28, 2019, the company reclassified $8.4 million to receivables, which was included in the contract asset balance at the beginning of the period. During the nine months period ended September 28, 2019, the company recognized revenue of $51.7 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $70.2 million during the nine months period ended September 28, 2019. Substantially, all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during the nine months period ended September 28, 2019.
6)    Other Comprehensive Income
The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income".
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of December 29, 2018	$(112,771)	$(170,938)	$7,233	$(276,476)
Other comprehensive income before reclassification	(27,190)	4,966	(31,096)	(53,320)
Amounts reclassified from accumulated other comprehensive income	—	—	1,953	1,953
Net current-period other comprehensive income	$(27,190)	$4,966	$(29,143)	$(51,367)
Balance as of September 28, 2019	$(139,961)	$(165,972)	$(21,910)	$(327,843)

Balance as of December 30, 2017	$(69,721)	$(203,063)	$6,365	$(266,419)
Adoption of ASU 2018-02 (2)	—	(487)	1,619	1,132
Other comprehensive income before reclassification	(29,879)	8,660	10,299	(10,920)
Amounts reclassified from accumulated other comprehensive income	—	—	229	229
Net current-period other comprehensive income	$(29,879)	$8,173	$12,147	$(9,559)
Balance as of September 29, 2018	$(99,600)	$(194,890)	$18,512	$(275,978)

(1) As of September 28, 2019 pension and interest rate swap amounts are net of tax of $(35.8) million and $(7.3) million, respectively. During the nine months ended September 28, 2019, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $1.0 million and $(9.9) million, respectively. As of September 29, 2018 pension and interest rate swap amounts are net of tax of $(41.7) million and $6.8 million, respectively. During the nine months ended September 29, 2018, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $1.9 million and $2.6 million, respectively.
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

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018
Net earnings	$82,020	$72,905	$243,243	$222,313
Currency translation adjustment	(25,428)	(9,718)	(27,190)	(29,879)
Pension liability adjustment, net of tax	4,975	1,674	4,966	8,173
Unrealized gain on interest rate swaps, net of tax	(5,652)	4,166	(29,143)	12,147
Comprehensive income	$55,915	$69,027	$191,876	$212,754

7)	Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at September 28, 2019 and December 29, 2018 are as follows (in thousands):

	Sep 28, 2019	Dec 29, 2018
Raw materials and parts	$275,657	$245,976
Work-in-process	72,230	51,164
Finished goods	266,215	224,670
	$614,102	$521,810

8)	Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 28, 2019 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 29, 2018	$1,102,067	$219,054	$422,054	$1,743,175
Goodwill acquired during the year	71,763	43,629	—	115,392
Measurement period adjustments to goodwill acquired in prior year	(27,863)	(3,722)	—	(31,585)
Exchange effect	(8,092)	(2,710)	(6,821)	(17,623)
Balance as of September 28, 2019	$1,137,875	$256,251	$415,233	$1,809,359

9)	Intangibles

Intangible assets consist of the following (in thousands):

	September 28, 2019			December 29, 2018
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	9.3	$714,398	$(268,653)	9.5	$644,145	$(222,661)
Backlog	1.7	29,075	(27,697)	2.8	27,065	(24,755)
Developed technology	4.8	29,709	(21,108)	5.9	39,624	(20,998)
		$773,182	$(317,458)		$710,834	$(268,414)
Indefinite-lived assets:
Trademarks and tradenames		$984,697			$918,604

The aggregate intangible amortization expense was $17.3 million and $17.6 million for the third quarter periods ended September 28, 2019 and September 29, 2018, respectively. The aggregate intangible amortization expense was $48.1 million and $38.8 million for the nine months period ended September 28, 2019 and September 29, 2018, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Twelve Month Period coinciding with the end of our Fiscal Third Quarter	Amortization Expense

2020	$66,374
2021	62,474
2022	59,370
2023	52,902
2024	43,887
Thereafter	170,717
$455,724

10) Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Sep 28, 2019	Dec 29, 2018
Accrued payroll and related expenses	$75,602	$74,952
Contract liabilities	71,394	57,913
Accrued warranty	67,612	59,451
Accrued customer rebates	42,698	45,740
Accrued short-term leases	23,070	—
Accrued sales and other tax	17,853	19,452
Accrued product liability and workers compensation	14,651	16,284
Accrued professional fees	14,461	17,313
Accrued agent commission	14,268	11,969
Other accrued expenses	59,133	64,372

	$400,742	$367,446

11)	Warranty Costs
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
A rollforward of the warranty reserve is as follows (in thousands):

Nine Months Ended
Sep 28, 2019
Balance as of December 29, 2018	$59,451
Warranty reserve related to acquisitions	7,246
Warranty expense	51,733
Warranty claims	(50,818)
Balance as of September 28, 2019	$67,612

12)	Financing Arrangements

	Sep 28, 2019	Dec 29, 2018
	(in thousands)
Senior secured revolving credit line	$1,953,873	$1,887,764
Foreign loans	5,358	4,166
Other debt arrangement	—	175
Total debt	1,959,231	1,892,105
Less: Current maturities of long-term debt	3,331	3,207
Long-term debt	1,955,900	1,888,898

On July 28, 2016, the company entered into an amended and restated five-year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"). On December 18, 2018, the company entered into an amendment to the Credit Facility, increasing the revolving commitments under the Credit Facility by $500.0 million to a total of $3.0 billion. As of September 28, 2019, the company had $2.0 billion of borrowings outstanding under the Credit Facility, including $1.9 billion of borrowings in U.S. Dollars and $42.4 million of borrowings denominated in Euro. The company also had $11.4 million in outstanding letters of credit as of September 28, 2019, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $1.0 billion at September 28, 2019.
At September 28, 2019, borrowings under the Credit Facility accrued interest at a rate of 1.625% above LIBOR per annum or 0.625% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 3.66% at the end of the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.25% per annum as of September 28, 2019.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At September 28, 2019, these foreign credit facilities amounted to $5.4 million in U.S. Dollars with a weighted average per annum interest rate of approximately 5.42%.
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

	Sep 28, 2019		Dec 29, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$1,959,231	$1,959,231	$1,892,105	$1,892,105

The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At September 28, 2019, the company had outstanding floating-to-fixed interest rate swaps totaling $51.0 million notional amount carrying an average interest rate of 1.27% maturing in less than 12 months and $948.0 million notional amount carrying an average interest rate of 2.22% that mature in more than 12 months but less than 72 months.
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 3.50 to 1.00, which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At September 28, 2019, the company was in compliance with all covenants pursuant to its borrowing agreements.

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
Foreign Exchange: The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The fair value of the forward and option contracts was a loss of $0.1 million at the end of the third quarter of 2019.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of September 28, 2019, the fair value of these instruments was a liability of $29.7 million. The change in fair value of these swap agreements in the first nine months of 2019 was a loss of $29.1 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Sep 28, 2019	Dec 29, 2018
Fair value	Other assets	$1,384	$13,487
Fair value	Other non-current liabilities	$31,065	$4,125

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Presentation of Gain/(loss)	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$(7,114)	$5,389	$(37,090)	$16,347
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$403	$(7)	$1,953	$229
Gain/(loss) recognized in income (ineffective portion)	Other expense	$—	$214	$—	$101

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
Leases
The company leases warehouse space, office facilities and equipment under operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The company's lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for these leases is recognized on a straight-line basis over the term of the lease. The company has operating lease costs of $7.6 million and $22.9 million for the three and nine months ended September 28, 2019, respectively, including short-term lease expense and variable lease costs, which were immaterial in the quarter.

Leases (in thousands)	September 28, 2019
Operating lease right-of-use assets	$98,690

Operating Lease Liability:
Current	23,070
Non-current	75,986
Total Liability	$99,056

Total Lease Commitments (in thousands)
Operating Leases
Remainder of 2019	$6,792
2020	24,956
2021	21,755
2022	16,990
2023	11,678
2024 and thereafter	32,632
Total future lease commitments	114,803
Less imputed interest	15,747
Total	$99,056

Other Lease Information (in thousands, except lease term and discount rate)	Three Months Ended September 28, 2019	Nine Months Ended September 28, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,605	$18,905

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	10,001	23,993

		September 28, 2019

Weighted-average remaining lease terms leases - Operating		6.2 years

Weighted-average discount rate - Operating		3.4%

15)	Segment Information
The company operates in three reportable operating segments defined by management reporting structure and operating activities.
The Commercial Foodservice Equipment Group manufactures, sells, and distributes foodservice equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in Arkansas, California, Illinois, Massachusetts, Michigan, New Hampshire, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Vermont, Washington, Australia, China, Denmark, Estonia, Italy, Mexico, the Philippines, Poland, Sweden and the United Kingdom. Principal product lines of this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, food warming equipment, catering equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, griddles, charcoal grills, professional mixers, stainless steel fabrication, custom millwork, professional refrigerators, blast chillers, coldrooms, ice machines, freezers, and soft serve ice cream, coffee, and beverage dispensing equipment. These products are sold and marketed under the brand names: Anets, APW Wyott, Bakers Pride, Beech, BKI, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, CTX, Carter-Hoffmann, Celfrost, Concordia, CookTek, Crown, Desmon, Doyon, Eswood, EVO, Firex, Follett, Frifri, Giga, Globe, Goldstein, Holman, Houno, IMC, Induc, Jade, JoeTap, Josper, L2F, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, QualServ, SiteSage, Southbend, Star, Sveba Dahlen, Ss Brewtech, Taylor, Toastmaster, TurboChef, Ultrafryer, Varimixer, Wells and Wunder-Bar.
The Food Processing Equipment Group manufactures preparation, cooking, packaging food handling and food safety equipment for the food processing industry. This business segment has manufacturing operations in Georgia, Illinois, Iowa, North Carolina, Oklahoma, Pennsylvania, Texas, Virginia, Washington, Wisconsin, Denmark, France, Germany, India and the United Kingdom. Principal product lines of this group include batch ovens, baking ovens, proofing ovens, conveyor belt ovens, continuous processing ovens, frying systems and automated thermal processing systems, grinders, slicers, reduction and emulsion systems, mixers, blenders, battering equipment, breading equipment, seeding equipment, water cutting systems, food presses, food suspension equipment, filling and depositing solutions, forming equipment, automated loading and unloading systems, food safety, food handling, freezing, defrosting and packaging equipment. These products are sold and marketed under the brand names: Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Cozzini, CVP Systems, Danfotech, Drake, Emico, Glimek, Hinds-Bock, Maurer-Atmos, MP Equipment, M-TEK, Pacpro, RapidPak, Scanico, Spooner Vicars, Stewart Systems, Thurne and Ve.Ma.C.
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
Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Sep 28, 2019		Sep 29, 2018		Sep 28, 2019		Sep 29, 2018
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$500,990	69.2%	$471,598	66.1%	$1,471,800	67.8%	$1,245,619	63.3%
Food Processing	89,147	12.3	88,257	12.4	279,474	12.9	270,478	13.8
Residential Kitchen	133,877	18.5	153,476	21.5	420,546	19.3	450,162	22.9
Total	$724,014	100.0%	$713,331	100.0%	$2,171,820	100.0%	$1,966,259	100.0%

The following table summarizes the results of operations for the company's business segments (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other (1)	Total
Three Months Ended September 28, 2019
Net sales	$500,990	$89,147	$133,877	$—	$724,014
Income (loss) from operations (2)(3)	105,099	13,349	17,850	(14,953)	121,345
Depreciation and amortization expense	17,643	3,774	5,310	410	27,137
Net capital expenditures	5,852	3,212	3,125	—	12,189

Nine Months Ended September 28, 2019
Net sales	$1,471,800	$279,474	$420,546	$—	$2,171,820
Income (loss) from operations (2)(3)	313,482	44,477	57,220	(53,166)	362,013
Depreciation and amortization expense	50,233	9,721	16,005	1,313	77,272
Net capital expenditures	19,065	5,289	7,061	2,404	33,819

Total assets	$3,162,315	$606,186	$1,129,935	$30,092	$4,928,528

Three Months Ended September 29, 2018
Net sales	$471,598	$88,257	$153,476	$—	$713,331
Income (loss) from operations (2)(3)	102,091	13,831	9,489	(17,734)	107,677
Depreciation and amortization expense	17,558	2,209	7,606	460	27,833
Net capital expenditures	7,665	318	1,779	(1,418)	8,344

Nine Months Ended September 29, 2018
Net sales	$1,245,619	$270,478	$450,162	$—	$1,966,259
Income (loss) from operations (2)(3)	284,645	39,157	32,598	(50,421)	305,979
Depreciation and amortization expense	32,907	9,385	22,767	1,396	66,455
Net capital expenditures	16,371	7,274	9,421	(514)	32,552

Total assets	$2,907,387	$492,151	$1,111,546	$67,525	$4,578,609
(1)Includes corporate and other general company assets and operations.
(2)Non-operating expenses are not allocated to the operating segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(3)Restructuring expenses are allocated in operating income by segment. See note 17 for further details.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Sep 28, 2019	Sep 29, 2018
United States and Canada	$309,117	$268,952
Asia	21,668	12,291
Europe and Middle East	139,486	119,732
Latin America	8,030	654
Total international	$169,184	$132,677
	$478,301	$401,629

16)	Employee Retirement Plans
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

The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended		Nine Months Ended
	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018
Net Periodic Pension Benefit:
Service cost	$593	$915	$1,839	$2,849
Interest cost	7,995	7,756	24,776	24,147
Expected return on assets	(16,118)	(18,062)	(49,948)	(56,235)
Amortization of net (gain) loss	149	967	462	3,011
Amortization of prior service cost (credit)	614	—	1,904	—
Curtailment loss (gain)	185	136	573	1,100
Pension settlement gain	—	(22)	—	(69)
	$(6,582)	$(8,310)	$(20,394)	$(25,197)

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

Commercial Foodservice Equipment Group:

During the three months period ended September 28, 2019, the company undertook cost reduction initiatives related to the Commercial Foodservice Equipment Group. These actions, which are not material to the company's operations, resulted in a charge of $2.1 million in the three months ended September 28, 2019 primarily for severance related to headcount reductions and facility consolidations. These expenses are reflected in restructuring expenses in the Condensed Consolidated Statements of Comprehensive Income. The company estimates that these restructuring initiatives will result in future cost savings of approximately $10.0 million to $15.0 million annually. The realization of the savings will primarily begin in fiscal 2020 as additional restructuring costs will be incurred in the fourth quarter as these actions are completed. At September 28, 2019, the restructuring obligations accrued for these initiatives are immaterial and will be completed by first quarter of fiscal year 2020.

Residential Kitchen Equipment Group:

Since the 2015 acquisition of the AGA Group, the company undertook various acquisition integration initiatives including organizational restructuring, headcount reductions and consolidation and disposition of certain facilities and business operations, including the impairment of equipment and facilities. Most recently during 2018, the company undertook additional restructuring efforts related to Grange, a non-core business within the AGA Group, and elected to cease its operations. This process was largely completed in the fourth quarter of 2018. Related to the AGA Group, the company recorded additional expense primarily related to headcount reductions of $0.7 million and $2.4 million in the three and nine months ended September 28, 2019, respectively. These expenses are reflected in restructuring expenses in the Condensed Consolidated Statements of Comprehensive Income. The cumulative expenses incurred to date for these initiatives is approximately $58.1 million. The primary realization of the cost savings began in 2017 and 2018 related to compensation and facility costs of approximately $20.0 million annually. At September 28, 2019, the restructuring obligations accrued for these initiatives are immaterial and will be completed by the end of fiscal year 2019.

Additionally, during the three months period ended September 28, 2019, the company incurred $1.3 million of restructuring costs, primarily for severance related to headcount reductions and facility consolidations. These expenses are also reflected in restructuring expenses in the Condensed Consolidated Statements of Comprehensive Income. The company estimates that these restructuring initiatives will result in future cost savings of approximately $3.0 million annually. The realization of the savings will primarily begin in fiscal 2020 as additional restructuring costs will be incurred in the fourth quarter as these actions are completed. At September 28, 2019, the restructuring obligations accrued for these initiatives are immaterial and will be completed by first quarter of fiscal year 2020.

The restructuring expenses for the Food Processing Equipment Group and Corporate were not material during the period.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Sep 28, 2019		Sep 29, 2018		Sep 28, 2019		Sep 29, 2018
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$500,990	69.2%	$471,598	66.1%	$1,471,800	67.8%	$1,245,619	63.3%
Food Processing	89,147	12.3	88,257	12.4	279,474	12.9	270,478	13.8
Residential Kitchen	133,877	18.5	153,476	21.5	420,546	19.3	450,162	22.9
Total	$724,014	100.0%	$713,331	100.0%	$2,171,820	100.0%	$1,966,259	100.0%

Results of Operations
 The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended		Nine Months Ended
	Sep 28, 2019	Sep 29, 2018	Sep 28, 2019	Sep 29, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.7	63.4	62.5	63.2
Gross profit	37.3	36.6	37.5	36.8
Selling, general and administrative expenses	20.0	19.8	20.5	20.3
Restructuring	0.6	1.7	0.3	0.9
Income from operations	16.7	15.1	16.7	15.6
Interest expense and deferred financing amortization, net	2.9	2.7	2.9	2.0
Net periodic pension benefit (other than service costs)	(1.0)	(1.3)	(1.0)	(1.4)
Other expense (income), net	0.2	—	—	—
Earnings before income taxes	14.6	13.7	14.8	15.0
Provision for income taxes	3.3	3.5	3.6	3.7
Net earnings	11.3%	10.2%	11.2%	11.3%

Three Months Ended September 28, 2019 as compared to Three Months Ended September 29, 2018

NET SALES. Net sales for the three months period ended September 28, 2019 increased by $10.7 million or 1.5% to $724.0 million as compared to $713.3 million in the three months period ended September 29, 2018. Net sales increased by $41.7 million, or 5.8%, from the fiscal 2018 acquisitions of M-TEK and Crown and the fiscal 2019 acquisitions of EVO, Cooking Solutions Group, Powerhouse, Ss Brewtech and Pacproinc. Excluding acquisitions and closure of a non-core business, net sales decreased $28.6 million, or 4.0%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended September 28, 2019 decreased net sales by approximately $7.9 million or 1.1%. Excluding the impact of foreign exchange, acquisitions and closure of a non-core business, sales decreased 2.9%, including a net sales increase of 0.5% at the Commercial Foodservice Equipment Group, a net sales decrease of 9.7% at the Food Processing Equipment Group and a net sales decrease of 9.6% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $29.4 million, or 6.2%, to $501.0 million in the three months period ended September 28, 2019, as compared to $471.6 million in the prior year period. Net sales from the acquisitions of Crown, EVO, Cooking Solutions Group, Powerhouse, and Ss Brewtech, which were acquired on December 3, 2018, December 31, 2018, April 1, 2019, April 1, 2019, and June 15, 2019, respectively, accounted for an increase of $31.3 million during the three months period ended September 28, 2019. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group decreased $1.9 million, or 0.4%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $2.3 million or 0.5% at the Commercial Foodservice Equipment Group. Sales increased primarily related to increased international revenues in Asia, Europe and Latin America. Domestically, the company realized a sales increase of $27.6 million, or 8.7%, to $346.6 million, as compared to $319.0 million in the prior year period. This includes an increase of $30.8 million from recent acquisitions. Excluding the acquisitions, the net decrease in domestic sales was $3.2 million, or 1.0%. International sales increased $1.8 million, or 1.2%, to $154.4 million, as compared to $152.6 million in the prior year period. This includes an increase of $0.5 million from the recent acquisitions and a decrease of $4.2 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $5.5 million, or 3.6%. The increase in international revenues reflects strengthening of sales in the Asian, European and Latin American markets.

•
Net sales of the Food Processing Equipment Group increased by $0.8 million, or 0.9%, to $89.1 million in the three months period ended September 28, 2019, as compared to $88.3 million in the prior year period.  Net sales from the acquisitions of M-TEK, and Pacproinc, which were acquired on October 1, 2018 and July 16, 2019, respectively, accounted for an increase of $10.4 million during the three months period ended September 28, 2019.  Excluding the impact of the acquisition, net sales of the Food Processing Equipment Group decreased $9.6 million, or 10.9%. Excluding the impact of foreign exchange and the acquisitions, net sales decreased 9.7% at the Food Processing Equipment Group. Domestically, the company realized a sales decrease of $0.1 million, or 0.2%, to $57.2 million, as compared to $57.3 million in the prior year period. This includes an increase of $10.3 million from the recent acquisitions. Excluding the acquisitions, the net decrease in domestic sales was $10.4 million, or 18.2%. International sales increased $0.9 million, or 2.9%, to $31.9 million, as compared to $31.0 million in the prior year period. Excluding foreign exchange and a nominal impact from acquisitions, the net sales increase in international sales was $1.8 million, or 5.8%.

•
Net sales of the Residential Kitchen Equipment Group decreased by $19.6 million, or 12.8%, to $133.9 million in the three months period ended September 28, 2019, as compared to $153.5 million in the prior year period. Excluding the impact of foreign exchange and closure of a non-core business, net sales decreased $14.5 million, or 9.6% at the Residential Kitchen Equipment Group. Domestically, excluding the impact of closure of non-core business, the company realized a decrease in domestic sales of $10.8 million, or 11.1%. to $86.9 million, as compared to $97.7 million in the prior year period. International sales decreased $8.4 million or 15.2% to $47.0 million, as compared to $55.4 million in the prior year period. This includes an unfavorable impact of exchange rates of $2.7 million. Excluding foreign exchange and closure of a non-core business, the net sales decrease in international sales was $3.7 million, or 6.9%.

GROSS PROFIT. Gross profit increased to $270.0 million in the three months period ended September 28, 2019 from $261.2 million in the prior year period, primarily reflecting the impact of increased sales from acquisitions, offset by the unfavorable impact of foreign exchanges rates of $2.8 million. The gross margin rate was 36.6% in the three months period ended September 29, 2018 as compared to 37.3% in the current year period.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $11.7 million, or 6.7%, to $187.1 million in the three months period ended September 28, 2019, as compared to $175.4 million in the prior year period. Gross profit from the acquisitions accounted for $10.4 million of the increase in gross profit during the period. Excluding the recent acquisitions, gross profit increased by $1.3 million primarily related to improving margins from integrating acquisitions. The impact of foreign exchange rates decreased gross profit by approximately $1.4 million. The gross margin rate increased to 37.3%, as compared to 37.2% in the prior year period. The gross margin rate excluding acquisitions and the impact of foreign exchange was 37.6%.

•
Gross profit at the Food Processing Equipment Group increased by $0.5 million, or 1.6%, to $31.1 million in the three months period ended September 28, 2019, as compared to $30.6 million in the prior year period. Gross profit from the acquisitions increased gross profit by $4.5 million. Excluding the recent acquisitions, gross profit decreased by $4.0 million. The impact of foreign exchange rates decreased gross profit by approximately $0.4 million. The gross profit margin rate increased to 34.9%, as compared to 34.7% in the prior year period, reflecting a favorable product mix. The gross margin rate excluding acquisitions and the impact of foreign exchange was 33.9%.

•
Gross profit at the Residential Kitchen Equipment Group decreased by $4.5 million, or 8.0%, to $52.1 million in the three months period ended September 28, 2019, as compared to $56.6 million in the prior year period. The impact of foreign exchange rates decreased gross profit by approximately $1.0 million. The gross margin rate increased to 38.9%, as compared to 36.9% in the prior year period, primarily related to the benefit of the disposition of the non-core business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $141.4 million in the three months period ended September 29, 2018 to $144.5 million in the three months period ended September 28, 2019.  As a percentage of net sales, selling, general, and administrative expenses were 19.8% in the three months period ended September 29, 2018, as compared to 20.0% in the three months period ended September 28, 2019.

Selling, general and administrative expenses reflect increased costs of $12.3 million associated with acquisitions, including $3.1 million of intangible amortization expense. The impact of foreign exchange rates decreased selling, general and administrative expenses by $1.7 million. Selling, general and administrative expenses decreased $4.6 million related to lower compensation costs and $1.5 million related to lower non-cash share based compensation.

RESTRUCTURING EXPENSES. Restructuring expenses decreased $7.9 million from $12.1 million in the three months period ended September 29, 2018 to $4.2 million in the three months period ended September 28, 2019. Restructuring expenses related primarily to headcount reductions and cost reduction initiatives related to facility consolidations at the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group. In the three months period ended September 29, 2018, restructuring charges related primarily to exiting operations of a non-core business in the Residential Kitchen Equipment Group, as well as headcount reductions at the Commercial Foodservice Equipment Group and additional cost reduction initiatives related to the AGA Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $20.8 million in the three months period ended September 28, 2019, as compared to $19.1 million in the prior year period, reflecting increased interest due to higher interest rates and higher debt balances related to the funding of acquisitions.

INCOME TAXES. A tax provision of $24.2 million, at an effective rate of 22.8%, was recorded during the three months period ended September 28, 2019, as compared to $25.1 million at an effective rate of 25.6%, in the prior year period. The lower rate in the current year is primarily due to reversing reserves as a result of settlements with taxing authorities or lapses of statutes of limitations. The effective rates in 2019 and 2018 are higher than the federal tax rate of 21% primarily due to state taxes and foreign tax rate differentials.

Nine Months Ended September 28, 2019 as compared to Nine Months Ended September 29, 2018

NET SALES. Net sales for the nine months period ended September 28, 2019 increased by $205.5 million or 10.5% to $2,171.8 million as compared to $1,966.3 million in the nine months period ended September 29, 2018. Net sales increased by $240.0 million, or 12.2%, from the fiscal 2018 acquisitions of Hinds-Bock, Ve.Ma.C, Firex, Josper, Taylor, M-TEK, and Crown and the fiscal 2019 acquisitions of EVO, Cooking Solutions Group, Powerhouse, Ss Brewtech, and Pacproinc. Excluding acquisitions and closure of a non-core business, net sales decreased $26.2 million, or 1.3%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the nine months period ended September 28, 2019 decreased net sales by approximately $31.0 million or 1.6%. Excluding the impact of foreign exchange, acquisitions and closure of a non-core business, sales increased 0.2% for the year, including a net sales increase of 2.0% at the Commercial Foodservice Equipment Group, a net sales decrease of 3.0% at the Food Processing Equipment Group and a net sales decrease of 2.6% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $226.2 million, or 18.2%, to $1,471.8 million in the nine months period ended September 28, 2019, as compared to $1,245.6 million in the prior year period. Net sales from the acquisitions of Firex, Josper, Taylor, Crown, EVO, Cooking Solutions Group, Powerhouse, and Ss Brewtech, which were acquired on April 27, 2018, May 10, 2018, June 22, 2018, December 3, 2018 and December 31, 2018, April 1, 2019, April 1, 2019, and June 15, 2019, respectively, accounted for an increase of $218.6 million during the nine months period ended September 28, 2019. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $7.6 million, or 0.6%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $24.3 million or 2.0% at the Commercial Foodservice Equipment Group. Sales increased primarily related to several rollouts with our major chain customers and increased international revenues in Asia and Latin America. Domestically, the company realized a sales increase of $141.0 million, or 16.3%, to $1,004.6 million, as compared to $863.6 million in the prior year period. This includes an increase of $131.1 million from recent acquisitions. Excluding the acquisitions, the net increase in domestic sales was $9.9 million, or 1.1%. International sales increased $85.2 million, or 22.3%, to $467.2 million, as compared to $382.0 million in the prior year period. This includes an increase of $87.5 million from the recent acquisitions and a decrease of $16.7 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $14.4 million, or 3.8%. The increase in international revenues reflects strengthening of sales in the Asian and Latin American markets.

•
Net sales of the Food Processing Equipment Group increased by $9.0 million, or 3.3%, to $279.5 million in the nine months period ended September 28, 2019, as compared to $270.5 million in the prior year period.  Net sales from the acquisitions of Hinds-Bock, Ve.Ma.C, M-TEK and Pacproinc, which were acquired on February 16, 2018, April 3, 2018, October 1, 2018, and July 15, 2019, respectively, accounted for an increase of $21.4 million during the nine months period ended September 28, 2019.  Excluding the impact of acquisitions, net sales of the Food Processing Equipment Group decreased $12.4 million, or 4.6%. Excluding the impact of foreign exchange and acquisitions, net sales decreased $8.1 million or 3.0% at the Food Processing Equipment Group. Domestically, the company realized a sales decrease of $10.5 million, or 5.7%, to $173.0 million, as compared to $183.5 million in the prior year period. This includes an increase of $16.3 million from recent acquisitions. Excluding the acquisitions, the net decrease in domestic sales was $26.8 million, or 14.6%. International sales increased $19.5 million, or 22.4%, to $106.5 million, as compared to $87.0 million in the prior year period. This includes an increase of $5.1 million from recent acquisitions and a decrease of $4.3 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $18.7 million, or 21.5%.

•
Net sales of the Residential Kitchen Equipment Group decreased by $29.7 million or 6.6%, to $420.5 million in the nine months period ended September 28, 2019, as compared to $450.2 million in the prior year period. Excluding the impact of foreign exchange and closure of a non-core business, net sales decreased $11.4 million, or 2.6% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $9.4 million, or 3.4%, to $270.7 million, as compared to $280.1 million in the prior year period. Excluding the impact of closure of non-core business, the net decrease in domestic sales was $8.0 million, or 2.9%. International sales decreased $20.3 million or 11.9% to $149.8 million, as compared to $170.1 million in the prior year quarter. This includes an unfavorable impact of exchange rates of $10.0 million. Excluding foreign exchange and closure of a non-core business, the net sales decrease in international sales was $3.4 million, or 2.1%.

GROSS PROFIT. Gross profit increased to $813.8 million in the nine months period ended September 28, 2019 from $723.6 million in the prior year period, primarily reflecting the impact of increased sales from acquisitions, offset by the unfavorable impact of foreign exchanges rates of $10.4 million. The gross margin rate was 36.8% in the nine months period ended September 29, 2018 as compared to 37.5% in the current year period.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $78.1 million, or 16.4%, to $553.6 million in the nine months period ended September 28, 2019, as compared to $475.5 million in the prior year period. Gross profit from the acquisitions accounted for $74.0 million of the increase in gross profit during the period. Excluding the recent acquisitions, gross profit increased by $4.1 million on higher sales volumes and improving margins from integrating acquisitions. The impact of foreign exchange rates decreased gross profit by approximately $5.1 million. The gross margin rate decreased to 37.6%, as compared to 38.2% in the prior year period. The gross margin rate excluding acquisitions and the impact of foreign exchange was 38.2%.

•
Gross profit at the Food Processing Equipment Group increased by $6.7 million, or 7.3%, to $98.5 million in the nine months period ended September 28, 2019, as compared to $91.8 million in the prior year period. Gross profit from the acquisitions increased gross profit by $10.2 million. Excluding the recent acquisitions, gross profit decreased by approximately $3.5 million. The impact of foreign exchange rates decreased gross profit by approximately $1.8 million. The gross profit margin rate increased to 35.2%, as compared to 33.9% in the prior year period, reflecting a favorable product mix. The gross margin rate excluding acquisitions and the impact of foreign exchange was 34.3%.

•
Gross profit at the Residential Kitchen Equipment Group increased by $3.6 million, or 2.3%, to $163.6 million in the nine months period ended September 28, 2019, as compared to $160.0 million in the prior year period. The impact of foreign exchange rates decreased gross profit by approximately $3.5 million. The gross margin rate increased to 38.9%, as compared to 35.5% in the prior year period, primarily related to the benefit of the disposition of the non-core business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $399.3 million in the nine months period ended September 29, 2018 to $445.0 million in the nine months period ended September 28, 2019.  As a percentage of net sales, selling, general, and administrative expenses were 20.3% in the nine months period ended September 29, 2018, as compared to 20.5% in the nine months period ended September 28, 2019.

Selling, general and administrative expenses reflect increased costs of $53.2 million associated with acquisitions, including $18.1 million of intangible amortization expense. Selling, general and administrative expenses increased by $10.0 million related to transition costs with the former Chairman and CEO upon his retirement in February 2019. The increase was offset by the favorable impact from foreign exchange rates of $6.9 million, $10.2 million related to lower compensation costs and $2.0 million related to lower non-cash share based compensation.

RESTRUCTURING EXPENSES. Restructuring expenses decreased $11.4 million from $18.2 million in the nine months period ended September 29, 2018 to $6.8 million in the nine months period ended September 28, 2019. Restructuring expenses related primarily to headcount reductions and cost reduction initiatives related to facility consolidations at the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group. In the nine months period ended September 29, 2018, restructuring charges related primarily to exiting operations of a non-core business in the Residential Kitchen Equipment Group, as well as headcount reductions at the Commercial Foodservice Equipment Group and additional cost reduction initiatives related to the AGA Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $63.3 million in the nine months period ended September 28, 2019, as compared to $38.4 million in the prior year period, reflecting increased interest due to higher interest rates and higher debt balances related to the funding of acquisitions.

INCOME TAXES. A tax provision of $78.2 million, at an effective rate of 24.3%, was recorded during the nine months period ended September 28, 2019, as compared to $73.0 million at an effective rate of 24.7%, in the prior year period. The effective rates in 2019 and 2018 are higher than the federal tax rate of 21% primarily due to state taxes and foreign tax rate differentials.

Financial Condition and Liquidity
During the nine months ended September 28, 2019, cash and cash equivalents increased by $15.5 million to $87.2 million at September 28, 2019 from $71.7 million at December 29, 2018. Net borrowings increased from $1.9 billion to $2.0 billion at December 29, 2018 and September 28, 2019, respectively, as the cost of acquisitions exceeded cash provided by operations.
OPERATING ACTIVITIES. Net cash provided by operating activities was $229.7 million for the nine months ended September 28, 2019, compared to $252.0 million for the nine months ended September 29, 2018.
Improved earnings have generated increased cash flows over the prior year period.  The combined impact of timing of payments made and collections received have not materially impacted the change in cash flows between the periods.  However, significant increases in inventory in the first half of the year have negatively impacted cash flows during the nine month ended September 28, 2019.  The increases are attributable to various factors including purchasing in advance of potential price increases expected from tariffs and building to mitigate risk around order fulfillment rates. Inventory levels also have been impacted by lower than anticipated sales levels.
INVESTING ACTIVITIES. During the nine months ended September 28, 2019, net cash used for investing activities amounted to $272.8 million. This included $239.0 million for the 2019 acquisitions of EVO, Cooking Solutions Group, Powerhouse, Ss Brewtech and Pacproinc. The decrease over the prior year period was primarily attributable to the 2018 purchase of Taylor for approximately $1.0 billion.
FINANCING ACTIVITIES. Net cash flows provided by financing activities were $61.6 million during the nine months ended September 28, 2019. The company’s borrowing activities during the quarter included $69.3 million of net proceeds under its $3.0 billion Credit Facility. Additionally, the company used $6.1 million to repurchase 50,848 shares of Middleby common stock that were surrendered to the company for withholding taxes related to restricted stock vestings during the year. During 2018, financing cash flows were impacted by the purchase of Taylor, which resulted in approximately $1.0 billion of borrowings.
At September 28, 2019, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its Credit Facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, acquisitions, product development and integration expenditures for the foreseeable future.

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
During the nine months period ended September 28, 2019, the company adopted ASC 842, "Leases". See Part 1, Notes to Condensed Consolidated Financial Statements, Note 14 - Leases for additional information on the required disclosures related to the impact of adopting this guidance.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period coinciding with the end of our Fiscal Third Quarter	Variable Rate Debt

2020	$3,331
2021	1,955,333
2022	352
2023	102
2024 and thereafter	113
$1,959,231
On July 28, 2016, the company entered into an amended and restated five-year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"). On December 18, 2018, the company entered into an amendment to the Credit Facility, increasing the revolving commitments under the Credit Facility by $500.0 million to a total of $3.0 billion. As of September 28, 2019, the company had $2.0 billion of borrowings outstanding under the Credit Facility, including $1.9 billion of borrowings in U.S. Dollars and $42.4 million of borrowings denominated in Euro. The company also had $11.4 million in outstanding letters of credit as of September 28, 2019, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $1.0 billion at September 28, 2019.
At September 28, 2019, borrowings under the Credit Facility accrued interest at a rate of 1.625% above LIBOR per annum or 0.625% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 3.66% at the end of the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.25% per annum as of September 28, 2019.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At September 28, 2019, these foreign credit facilities amounted to $5.4 million in U.S. Dollars with a weighted average per annum interest rate of approximately 5.42%.
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the revolving credit line. At September 28, 2019, the company had outstanding floating-to-fixed interest rate swaps totaling $51.0 million notional amount carrying an average interest rate of 1.27% maturing in less than 12 months and $948.0 million notional amount carrying an average interest rate of 2.22% that mature in more than 12 months but less than 72 months.
The Credit Facility matures on July 28, 2021, and accordingly has been classified as a long-term liability on the condensed consolidated balance sheet.

The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 3.50 to 1.00, which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At September 28, 2019, the company was in compliance with all covenants pursuant to its borrowing agreements.
Financing Derivative Instruments
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of September 28, 2019, the fair value of these instruments was a liability of $29.7 million. The change in fair value of these swap agreements in the first nine months of 2019 was a loss of $29.1 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a loss of $0.1 million at the end of the third quarter of 2019.

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
As of September 28, 2019, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended September 28, 2019, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the nine months ended September 28, 2019, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
June 30 to July 27, 2019	—	$—	—	2,373,800
July 28 to August 24, 2019	—	—	—	2,373,800
August 25 to September 28, 2019	—	—	—	2,373,800
Quarter ended September 28, 2019	—	$—	—	2,373,800
(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. As of September 28, 2019, the total number of shares authorized for repurchase under the program is 2,500,000. As of September 28, 2019, 126,200 shares had been purchased under the 2017 stock repurchase program.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended September 28, 2019, filed on November 7, 2019, formatted in Inline Extensive Business Reporting Language (iXBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

Exhibit 104 –	Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	November 7, 2019	By:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer