Form 10-K
period 2019-12-28
MIDDLEBY CORP
filed 2020-02-26
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 28, 2019
 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 1-9973

THE MIDDLEBY CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	36-3352497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1400 Toastmaster Drive,	Elgin,	Illinois	60120
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code:	(847)	741-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Trading symbol(s)	Name of each exchange on which registered
Common stock,	par value $0.01 per share	MIDD	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                             Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                                     Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer," "large accelerated filer," "smaller reporting company," and "emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 29, 2019 was approximately $7,494,902,608.

The number of shares outstanding of the Registrant’s class of common stock, as of February 24, 2020, was 56,189,686 shares.

Documents Incorporated by Reference

Part III of Form 10-K incorporates by reference the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2020 annual meeting of stockholders.

THE MIDDLEBY CORPORATION
DECEMBER 28, 2019
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

This commercial foodservice equipment is marketed under a portfolio of sixty brands, including Anets, APW Wyott, Bakers Pride, Beech, BKI, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, Carter-Hoffmann, Celfrost, Concordia, CookTek, Crown, CTX, Desmon, Doyon, Eswood, EVO, Firex, Follett, Frifri, Giga, Globe, Goldstein, Holman, Houno, IMC, Induc, Jade, JoeTap, Josper, L2F, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, Powerhouse Dynamics, QualServ, Southbend, Ss Brewtech, Star, Starline, Sveba Dahlen, Synesso, Taylor, Toastmaster, TurboChef, Ultrafryer, Varimixer, Wells and Wunder-Bar.

The products offered by this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, food warming equipment, catering equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, griddles, charcoal grills, professional mixers, stainless steel fabrication, custom millwork, professional refrigerators, blast chillers, coldrooms, ice machines, freezers, soft serve ice cream equipment, coffee and beverage dispensing equipment, home and professional craft brewing equipment and IoT solutions.

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

This food processing equipment is marketed under a portfolio of twenty-two brands, including Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Cozzini, CVP Systems, Danfotech, Drake, Emico, Glimek, Hinds-Bock, Maurer-Atmos, MP Equipment, M-TEK, Pacproinc, RapidPak, Scanico, Spooner Vicars, Stewart Systems, Thurne and Ve.Ma.C.

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

Residential Kitchen Equipment Group

The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. Principal product lines of this group are ranges, cookers, stoves, ovens, refrigerators, dishwashers, microwaves, cooktops, wine coolers, ice machines, ventilation equipment and outdoor equipment. These products are sold and marketed under a portfolio of nineteen brands, including AGA, AGA Cookshop, Brava, EVO, Fired Earth, Heartland, La Cornue, Leisure Sinks, Lynx, Marvel, Mercury, Rangemaster, Rayburn, Redfyre, Sedona, Stanley, TurboChef, U-Line and Viking.

Acquisition Strategy

The company has pursued a strategy to acquire and assemble a leading portfolio of brands and technologies for each of its three business segments. Over the past two years, the company has completed sixteen acquisitions to add to its portfolio of brands and technologies of the Commercial Foodservice Equipment Group, the Food Processing Equipment Group and the Residential Kitchen Equipment Group. These acquisitions have added nineteen brands to the Middleby portfolio and positioned the company as a leading provider of equipment in each respective industry. Significant acquisitions included Taylor Company, acquired for a purchase price of $1.0 billion, net of cash acquired, and Cooking Solutions Group Inc., acquired for a purchase price of $106.1 million, net of cash acquired. All other acquisitions were acquired for an aggregate purchase price totaling $359.1 million, net of cash acquired.

Commercial Foodservice Equipment Group

•	March 2018: The company completed its acquisition of certain assets of JoeTap, a leading innovator of on-demand nitro and cold brew coffee dispensing equipment for the commercial foodservice industry.

•
April 2018: The company completed its acquisition of all of the capital stock of Firex S.r.l. ("Firex"), a leading manufacturer of steam cooking equipment for the commercial foodservice industry located in Sedico, Italy.

•
May 2018: The company completed its acquisition of all of the issued share capital of Josper S.A. ("Josper"), a leading manufacturer of charcoal grill and oven cooking equipment for commercial foodservice and residential industries located in Pineda de Mar, Spain.

•
June 2018: The company completed its acquisition of all of the capital stock of the Taylor Company ("Taylor"), a world leader in beverage solutions, soft serve and ice cream dispensing equipment, frozen drink machines, and automated double-sided grills, for the commercial foodservice industry, located in Rockton, Illinois.

•
December 2018: The company completed its acquisition of all of the capital stock of the Crown Food Service Equipment, Ltd. ("Crown"), a leading design and manufacturer of steam cooking equipment for the commercial foodservice industry located in Toronto, Canada.

•
December 2018: The company completed its acquisition of all of the capital stock of EVO America, Inc. ("EVO"), a leading design and manufacturer of ventless cooking equipment for the commercial foodservice industry, located near Portland, Oregon.

•
April 2019: The company completed its acquisition of all of the capital stock of Cooking Solutions Group, Inc. ("Cooking Solutions Group") from Standex International Corporation, which consists of the brands APW Wyott, Bakers Pride, BKI and Ultrafryer and locations in Texas, South Carolina and Mexico.

•
April 2019: The company completed the acquisition of all of the capital stock of Powerhouse Dynamics, Inc. ("Powerhouse"), a leader in cloud-based IoT solutions for the commercial foodservice industry located near Boston.

•	April 2019: The company completed the acquisition of all of the assets related to the Starline Product line ("Starline") non-carbonated beverage dispensers for the commercial foodservice industry.

•	June 2019: The company completed the acquisition of substantially all of the assets of Ss Brewtech, a market leader in professional craft brewing and beverage equipment based in Santa Ana, California.

•
November 2019: The company completed the acquisition of all of the capital stock of Synesso, Inc. ("Synesso"), a designer and manufacturer of semi-automatic espresso machines for the commercial foodservice industry, located in Seattle, Washington.

Food Processing Equipment Group

•
February 2018: The company completed its acquisition of all of the capital stock of Hinds-Bock Corporation ("Hinds-Bock"), a leading manufacturer of solutions for filling and depositing bakery and food product located in Bothell, Washington.

•
April 2018: The company completed its acquisition of all of the capital stock of Ve.Ma.C S.r.l. ("Ve.Ma.C"), a leading designer and manufacturer of handling, automation and robotics solutions for protein food processing lines located in Castelnuovo Rangone, Italy.

•
October 2018: The company completed its acquisition of all of the capital stock of the M-TEK Corporation ("M-TEK"), a leading manufacturer of Modified Atmospheric Packaging (MAP) systems located in Elgin, Illinois.

•
July 2019: The company completed the acquisition of all of the capital stock of Packaging Progressions, Inc. ("Pacproinc"), a market leader in automated packaging technologies for customers in the protein and baker segments based in Souderton, Pennsylvania.

Residential Kitchen Equipment Group

•	November 2019: The company completed its acquisition of Brava Home, Inc. ("Brava"), a company known for its advanced residential light cooking technology located in Redwood City, California.

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

Improving living standards in developing countries is spurring increased worldwide demand for pre-cooked and convenience food products. As industrializing countries create more jobs, consumers in these countries will have the means to buy pre-cooked food products. In industrialized regions, such as Western Europe and the U.S., consumers are demanding more pre-

cooked and convenience food products, such as deli tray variety packs, frozen food products and ready-to-eat varieties of ethnic foods.

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

Backlog

Commercial Foodservice Equipment Group

The backlog of orders for the Commercial Foodservice Equipment Group was $128.7 million at December 28, 2019, most all of which is expected to be filled during 2020. The acquired EVO, Cooking Solutions Group, Powerhouse, Ss Brewtech and Synesso businesses accounted for $16.3 million of the backlog. The Commercial Foodservice Equipment Group's backlog was $134.5 million at December 29, 2018. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of this segment's products.

Food Processing Equipment Group

The backlog of orders for the Food Processing Equipment Group was $137.8 million at December 28, 2019, all of which is expected to be filled during 2020. The acquired Pacproinc business accounted for $5.2 million of the backlog. The Food Processing Equipment Group's backlog was $103.5 million at December 29, 2018.

Residential Kitchen Equipment Group

The backlog of orders for the Residential Kitchen Equipment Group was $41.0 million at December 28, 2019, all of which is expected to be filled during 2020. The acquired Brava business accounted for less than $0.1 million of the backlog. The Residential Kitchen Equipment Group's backlog was $47.8 million at December 29, 2018. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of this segment's products.

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

The Commercial Foodservice Equipment Group manufactures its products in twenty domestic and seventeen international production facilities. These production facilities are located in Fort Smith, Arkansas; Brea, California; Vacaville, California; Windsor, California; Elgin, Illinois; Mundelein, Illinois; Rockton, Illinois; Menominee, Michigan; Bow, New Hampshire; Fuquay-Varina, North Carolina; Dayton, Ohio; Tualatin, Oregon; Bethlehem, Pennsylvania; Easton, Pennsylvania; Smithville, Tennessee; Carrollton, Texas; Essex Junction, Vermont (two separate facilities); Redmond, Washington; Seattle, Washington; New South Wales, Australia; Toronto, Canada; Humen, China, Qingdao City, China; Brøndby, Denmark; Randers, Denmark; Viljandi, Estonia; Nusco, Italy; Scandicci, Italy; Sedico, Italy; Nogales, Mexico; Laguna, the Philippines; Wislina, Poland; Pineda de Mar, Spain; Fristad, Sweden; Lincoln, the United Kingdom; and Wrexham, the United Kingdom.

The Food Processing Equipment Group manufactures its products in eleven domestic and six international production facilities. These production facilities are located in Gainesville, Georgia; Elgin, Illinois; Elk Grove, Illinois; Algona, Iowa; Clayton, North Carolina; Maysville, Oklahoma; Souderton, Pennsylvania; Plano, Texas; Waynesboro, Virginia; Bothell, Washington; Lodi, Wisconsin; Aalborg, Denmark; Mauron, France; Reichenau, Germany; Bangalore, India; Castelnuovo Rangone, Italy and Norwich, the United Kingdom.

The Residential Kitchen Equipment Group manufactures its products in six domestic and five international production facilities. These production facilities are located in Greenville, Michigan; Greenwood, Mississippi (four separate facilities); Brown Deer, Wisconsin; Saint Ouen L'aumone, France; Waterford, Ireland; Ketley, the United Kingdom; Leamington Spa, the United Kingdom and Nottingham, the United Kingdom.

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

The company's leading portfolio of trade names of its Commercial Foodservice Equipment Group include Anets, APW Wyott, Bakers Pride, Beech, BKI, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, Carter-Hoffmann, Celfrost, Concordia, CookTek, Crown, CTX, Desmon, Doyon, Eswood, EVO, Firex, Follett, Frifri, Giga, Globe, Goldstein, Holman, Houno, IMC, Induc, Jade, JoeTap, Josper, L2F, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, Powerhouse Dynamics, QualServ, Southbend, Ss Brewtech, Star, Starline, Sveba Dahlen, Synesso, Taylor, Toastmaster, TurboChef, Ultrafryer, Varimixer, Wells and Wunder-Bar.

The company’s leading portfolio of trade names of its Food Processing Equipment Group include Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Cozzini, CVP Systems, Danfotech, Drake, Emico, Glimek, Hinds-Bock, Maurer-Atmos, MP Equipment, M-TEK, Pacproinc, RapidPak, Scanico, Spooner Vicars, Stewart Systems, Thurne and Ve.Ma.C.

The company’s leading portfolio of trade names of its Residential Kitchen Equipment Group include AGA, AGA Cookshop, Brava, EVO, Fired Earth, Heartland, La Cornue, Leisure Sinks, Lynx, Marvel, Mercury, Rangemaster, Rayburn, Redfyre, Sedona, Stanley, TurboChef, U-Line and Viking.

The company holds a broad portfolio of patents and licenses covering technology and applications related to various products, equipment and systems. Management believes the expiration of any one of these patents would not have a material adverse effect on the overall operations or profitability of the company.

Employees

As of December 28, 2019, 9,778 persons were employed by the company and its subsidiaries among the various groups as described below.

Commercial Foodservice Equipment Group

As of December 28, 2019, 5,999 persons were employed within the Commercial Foodservice Equipment Group. Of this amount, 2,436 were management, administrative, sales, engineering and supervisory personnel; 3,084 were hourly production non-union workers; and 479 were hourly production union members. Included in these totals were 2,179 individuals employed outside of the United States, of which 1,170 were management, sales, administrative and engineering personnel, 841 were hourly production non-union workers and 168 were hourly production union workers, who participate in an employee cooperative. At its Windsor, California facility, the company has a union contract with the Sheet Metal Workers International Association that expires on December 31, 2020. At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on July 31, 2022. At its Easton, Pennsylvania facility, the company has a union contract with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union that expires on May 4, 2023. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that expires on June 30, 2021. Management believes that the relationships between employees, unions and management are good.

Food Processing Equipment Group

As of December 28, 2019, 1,532 persons were employed within the Food Processing Equipment Group. Of this amount, 776 were management, administrative, sales, engineering and supervisory personnel; 636 were hourly production non-union workers; and 120 were hourly production union members. Included in these totals were 633 individuals employed outside of the United States, of which 368 were management, sales, administrative and engineering personnel and 265 were hourly production non-union workers. At its Lodi, Wisconsin facility, the company has a contract with the International Association of Bridge, Structural, Ornamental and Reinforcing Ironworkers that expires on December 31, 2021. At its Algona, Iowa facility, the company has a union contract with the United Food and Commercial Workers that expires on December 30, 2022. Management believes that the relationships between employees, unions and management are good.

Residential Kitchen Equipment Group

As of December 28, 2019, 2,205 persons were employed within the Residential Kitchen Equipment Group. Of this amount, 1,090 were management, administrative, sales, engineering and supervisory personnel and 1,115 were hourly production workers. Included in these totals were 1,160 individuals employed outside of the United States, of which 665 were management, sales, administrative and engineering personnel and 495 were hourly non-union production workers. Management believes that the relationships between employees and management are good.

Corporate

As of December 28, 2019, 42 persons were employed at the corporate office.

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

Uncertainty surrounding the terms of the United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets or the Company’s business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. On January 31, 2020, the U.K. officially exited the European Union and entered into a transition period to negotiate the final terms of Brexit. The transition period is expected to end on December 31, 2020. Many potential future impacts of Brexit remain unclear and could adversely impact certain areas of labor and trade in addition to creating further short-term uncertainty and currency volatility. In the absence of a future trade deal, the U.K.’s trade with the European Union and the rest of the world would be subject to tariffs and duties set by the World Trade Organization. Additionally, the movement of goods between the U.K. and the remaining member states of the European Union will be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. These changes to the trading relationship between the U.K. and European Union would likely result in increased cost of goods imported into and exported from the U.K. and may decrease the profitability of the company's U.K. and other operations. Additional currency volatility could drive a weaker British pound, which increases the cost of goods imported into the U.K. operations and may decrease the profitability of the U.K. operations. A weaker British pound versus the U.S. dollar also causes local currency results of U.K. operations to be translated into fewer U.S. dollars during a reporting period. With a range of outcomes still possible, the impact from Brexit remains uncertain and will depend, in part, on the final outcome of tariff, trade, regulatory and other negotiations.

The company’s level of indebtedness could adversely affect its business, results of operations and growth strategy.

The company now has and may continue to have a significant amount of indebtedness. At December 28, 2019, the company had $1,873.1 million of borrowings and $13.3 million in letters of credit outstanding. To the extent the company requires additional capital resources, there can be no assurance that such funds will be available on favorable terms, or at all. The unavailability of funds could have a material adverse effect on the company’s financial condition, results of operations and ability to expand the company’s operations.

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

Under the company’s current credit agreement, the company is required to maintain certain specified financial ratios and meet financial tests, including certain ratios of leverage and interest coverage. The company’s ability to comply with these requirements may be affected by matters beyond its control, and, as a result, there can be no assurance that the company will be able to meet these ratios and tests. A breach of any of these covenants would prevent the company from being able to draw under the company's revolver and would result in a default under the company’s current credit agreement. In the event of a default under the company’s current credit agreement, the lenders could terminate their commitments and declare all amounts borrowed, together with accrued interest and other fees, to be immediately due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable at such time. The company may be unable to pay these debts in these circumstances.

Fluctuations in interest rates could adversely affect our results of operations and financial position.

Our profitability may be adversely affected during any periods of unexpected or rapid increases in interest rates. We maintain a revolving credit facility, which, at December 28, 2019, bore interest at either 1.625% above LIBOR per annum or 0.625% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. A significant increase in any of the forgoing rates would significantly increase our cost of borrowings, reduce the availability and increase the cost of obtaining new debt and refinancing existing indebtedness and/or negatively impact the market price of our common stock. For additional detail related to this risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk."

The company has a significant amount of goodwill and indefinite life intangibles could suffer losses due to asset impairment charges.

The company’s balance sheet includes a significant amount of goodwill and indefinite life intangibles, which represent approximately 37% and 20%, respectively, of its total assets as of December 28, 2019. The excess of the purchase price over the fair value of assets acquired, including identifiable intangible assets, and liabilities assumed in conjunction with acquisitions is recorded as goodwill. In accordance with Accounting Standards Codification (“ASC”) 350 Intangibles-Goodwill and Other, the company’s long-lived assets (including goodwill and other intangibles) are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of long-lived assets, the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. Various uncertainties, including continued adverse conditions in the capital markets or changes in general economic conditions, could impact the future operating performance at one or more of the company’s businesses, which could significantly affect the company’s valuations and could result in additional future impairments. Also, estimates of future cash flows are judgments based on the company’s experience and knowledge of operations. These estimates can be significantly impacted by many factors, including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges. Any such charge could have a material adverse effect on the company’s reported net earnings.

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

The company plans to continue to expand its operations internationally. The company faces certain risks inherent in doing business in international markets. These risks include:

•
extensive regulations and oversight, tariffs, including recently with respect to certain products imported from China or exported to China, retaliatory tariffs by China and certain other countries in response to tariffs implemented by the United States, and other trade barriers;

•	withdrawal from or renegotiation of international trade agreements and other restrictions on trade between the United States and China, the European Union, Canada, Mexico and other countries;

•	effects of the United Kingdom's decision to exit the European Union and related potential disruption to trade;

•	recent outbreak of coronavirus in China and other jurisdictions and uncertain impact on operations, suppliers and customers;

•	reduced protection for intellectual property rights;

•	difficulties in staffing and managing foreign operations;

•	potentially adverse tax consequences;

•	limitations on ownership and on repatriation of earnings;

•	transportation delays and interruptions;

•	political, social, and economic instability and disruptions;

•	labor unrests;

•	potential for nationalization of enterprises; and

•	limitations on the company’s ability to enforce legal rights and remedies.

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

The company faces risks related to health epidemics and other widespread outbreaks of contagious disease, which could significantly disrupt our operations and impact our operating results.

In December 2019, a strain of coronavirus was identified in Wuhan, China. The spread of this virus and other contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities or the facilities of our suppliers or customers. Any disruption of our suppliers or customers would likely impact our sales and operating results. The extent to which the coronavirus may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus.

The company may not be able to adequately protect its intellectual property rights, and this inability may materially harm its business.

The company relies primarily on trade secret, copyright, service mark, trademark and patent law and contractual protections to protect the company’s proprietary technology and other proprietary rights. The company has filed numerous patent applications covering the company’s technology. Notwithstanding the precautions the company takes to protect its intellectual property rights, it is possible that third parties may copy or otherwise obtain and use the company’s proprietary technology without authorization or may otherwise infringe on the company’s rights. In some cases, including with respect to a number of the company’s most important products, there may be no effective legal recourse against duplication by competitors as the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection. This could make it difficult for us to stop the infringement of our patents and future patents we may own, or marketing of competing products in violation of our proprietary rights generally. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. In the future, the company may have to rely on litigation to enforce its intellectual property rights, protect its trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs to the company and diversions of the company’s resources, either of which could adversely affect the company’s business.

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

We are subject to risks associated with possible climate change legislation, regulation and international accords.
Government mandates, standards or regulations intended to reduce greenhouse gas emissions or projected climate change impacts have resulted, or are likely to result, in increased energy, manufacturing, transportation and raw material costs. Governmental requirements directed at regulation of greenhouse gas emissions could cause us to incur expenses that we cannot recover or that will require us to increase the price of products we sell to the point that it impacts demand for those products.

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

Because the company has a significant number of workers whose employment is subject to collective bargaining agreements and labor union representation, the company is vulnerable to possible organized work stoppages and similar actions. Unionized employees accounted for approximately 6% of the company’s workforce as of December 28, 2019. The company has union contracts with employees at its facilities in Windsor, California; Algona, Iowa; Elgin, Illinois; Easton, Pennsylvania and Lodi, Wisconsin that extend through December 2020, December 2022, July 2022, May 2023 and December 2021, respectively. The company also has a union workforce at its manufacturing facility in the Philippines under a contract that extends through June 2021. Less than 1% of the company's workforce is covered by collective bargaining agreements that expire within one year. Any future strikes, employee slowdowns or similar actions by one or more unions, in connection with labor contract negotiations or otherwise, could have a material adverse effect on the company’s ability to operate the company’s business.

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

The company’s information systems, or those of its third-party service providers, could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt the company’s business, increase costs and/or could result in the loss of assets. Cybersecurity attacks are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, corruption or destruction of data and other manipulation or improper use of systems or networks. These events could negatively impact the company’s customers and/or reputation and lead to financial losses from remediation actions, loss of business, production downtimes, operational delays or potential liability, penalties, fines or other increases in expense, all of which may have a material adverse effect on the company’s business. In addition, as security threats and cybersecurity and data privacy and protection laws and regulations, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personally identifiable information, continue to evolve and increase in terms of sophistication, we may invest additional resources in the security of our systems. Any such increased level of investment could adversely affect our financial condition or results of operations. Further, as governmental authorities around the world continue to consider legislative and regulatory proposals concerning data protection, we may face substantial penalties if we fail to comply with regulations and laws regarding data protection.

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

The trading price of the company's common stock has been volatile and may become volatile again in the future. The trading price of the company's common stock could decline or fluctuate in response to a variety of factors, including:

•	the company's failure to meet the performance estimates of securities analysts;

•	changes in buy/sell recommendations by securities analysts;

•	fluctuations in our operating results;

•	substantial sales of the company's common stock;

•	general stock market conditions; or

•	other economic or external factors.

Item 1B.      Unresolved Staff Comments

Not applicable.

Item 2.      Properties

The company's principal executive offices are located in Elgin, Illinois. The company operates thirty-seven manufacturing facilities in the U.S. and twenty-eight manufacturing facilities internationally.

The principal properties of the company used to conduct business operations are listed below:

Location	Principal Function	Square Footage	Owned/ Leased	Lease Expiration
Commercial Foodservice:
Fort Smith, AR	Manufacturing, Warehousing and Offices	440,200	Leased	Aug-31
Brea, CA	Manufacturing, Warehousing and Offices	80,700	Leased	Sep-20
Vacaville, CA	Manufacturing, Warehousing and Offices	81,200	Leased	May-27
Windsor, CA	Manufacturing, Warehousing and Offices	75,000	Leased	Apr-22
Elgin, IL	Manufacturing, Warehousing and Offices	207,000	Owned	N/A
Mundelein, IL	Manufacturing, Warehousing and Offices	70,000	Owned	N/A
Rockton, IL	Manufacturing, Warehousing and Offices	339,400	Owned	N/A
South Beloit, IL	Warehousing	130,900	Leased	Jun-23
Menominee, MI	Manufacturing, Warehousing and Offices	60,000	Owned	N/A
Fuquay-Varina, NC	Manufacturing, Warehousing and Offices	183,900	Owned	N/A
Bow, NH	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
Concord, NH	Warehousing	39,000	Leased	Mar-20
Pembroke, NH	Warehousing	136,200	Leased	Nov-24
Dayton, OH	Manufacturing, Warehousing and Offices	37,700	Owned	N/A
Tualatin, OR	Manufacturing, Warehousing and Offices	16,500	Leased	Dec-20
Bethlehem, PA	Manufacturing, Warehousing and Offices	72,900	Leased	Dec-24
Easton, PA	Manufacturing, Warehousing and Offices	156,700	Owned	N/A
Smithville, TN	Manufacturing, Warehousing and Offices	268,000	Owned	N/A
Allen, TX	Warehousing	33,100	Leased	Feb-24
Carrollton, TX	Manufacturing, Warehousing and Offices	132,400	Leased	Aug-22
Essex Junction, VT	Manufacturing, Warehousing and Offices *	270,000	Owned	N/A
Redmond, WA	Manufacturing, Warehousing and Offices	42,400	Leased	May-22
Seattle, WA	Manufacturing, Warehousing and Offices	12,200	Leased	Aug-22
New South Wales, Australia	Manufacturing, Warehousing and Offices	204,900	Owned	N/A
Toronto, Canada	Manufacturing, Warehousing and Offices	101,500	Owned	N/A
Humen, China	Manufacturing, Warehousing	10,900	Leased	Mar-20
Qingdao City, China	Manufacturing, Warehousing and Offices	113,500	Leased	Jul-29
Brøndby, Denmark	Manufacturing, Warehousing and Offices	50,900	Owned	N/A
Randers, Denmark	Manufacturing, Warehousing and Offices	50,100	Owned	N/A
Viljandi, Estonia	Manufacturing and Offices	47,000	Owned	N/A
Nusco, Italy	Manufacturing, Warehousing and Offices	260,600	Owned	N/A
Scandicci, Italy	Manufacturing, Warehousing and Offices	37,600	Leased	Apr-25
Sedico, Italy	Manufacturing, Warehousing and Offices	52,500	Leased	Feb-24
Nogales, Mexico	Manufacturing, Warehousing and Offices	127,000	Owned	N/A
Laguna, the Philippines	Manufacturing, Warehousing and Offices	115,200	Owned	N/A
Wiślina, Poland	Manufacturing, Warehousing and Offices	77,500	Owned	N/A
Pineda de Mar, Spain	Manufacturing, Warehousing and Offices	50,100	Owned	N/A
Fristad, Sweden	Manufacturing, Warehousing and Offices	173,800	Owned	N/A
Lincoln, the United Kingdom	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
Wrexham, the United Kingdom	Manufacturing, Warehousing and Offices	62,600	Owned	N/A

Location	Principal Function	Square Footage	Owned/ Leased	Lease Expiration
Food Processing:
Gainesville, GA	Manufacturing, Warehousing and Offices	107,400	Owned	N/A
Elgin, IL	Manufacturing, Warehousing and Offices	25,000	Owned	N/A
Elk Grove, IL	Manufacturing, Warehousing and Offices	101,500	Leased	Nov-29
Algona, IA	Manufacturing, Warehousing and Offices	70,100	Owned	N/A
Clayton, NC	Manufacturing, Warehousing and Offices	65,000	Leased	Oct-24
Maysville, OK	Manufacturing, Warehousing and Offices	36,700	Owned	N/A
Souderton, PA	Manufacturing, Warehousing and Offices	35,000	Owned	N/A
Plano, TX	Manufacturing, Warehousing and Offices	339,100	Leased	Apr-22
Waynesboro, VA	Manufacturing, Warehousing and Offices	26,400	Owned	N/A
Bothell, WA	Manufacturing, Warehousing and Offices	23,600	Leased	May-25
Lodi, WI	Manufacturing, Warehousing and Offices	114,600	Owned	N/A
Aalborg, Denmark	Manufacturing, Warehousing and Offices	68,300	Leased	Dec-22
Mauron, France	Manufacturing, Warehousing and Offices	112,400	Leased	Dec-22
Reichenau, Germany	Manufacturing, Warehousing and Offices	57,900	Owned	N/A
Bangalore, India	Manufacturing, Warehousing and Offices	75,000	Leased	Mar-24
Castelnuovo Rangone, Italy	Manufacturing, Warehousing and Offices	26,900	Leased	Dec-23
Norwich, the United Kingdom	Manufacturing, Warehousing and Offices	30,000	Owned	N/A

Residential Kitchen:
Chino, CA	Warehousing and Offices	100,000	Leased	Feb-22
Redwood City, CA	Warehousing and Offices	20,600	Leased	Jan-20
Buford, GA	Warehousing and Offices	178,100	Leased	Feb-23
Greenville, MI	Manufacturing, Warehousing and Offices	225,000	Owned	N/A
Greenwood, MS	Manufacturing, Warehousing and Offices **	738,000	Owned	N/A
Brown Deer, WI	Manufacturing, Warehousing and Offices	165,400	Leased	May-22
Saint Ouen L'aumone, France	Manufacturing, Warehousing	30,400	Owned	N/A
Waterford, Ireland	Manufacturing, Warehousing and Offices	73,000	Leased	Jul-27
Adderbury, the United Kingdom	Warehousing and Offices	82,500	Leased	Aug-20
Ketley, the United Kingdom	Manufacturing and Offices	217,300	Owned	N/A
Leamington Spa, the United Kingdom	Manufacturing and Offices	270,200	Owned	N/A
Leamington Spa, the United Kingdom	Warehousing and Offices	100,300	Leased	Aug-29
Nottingham, the United Kingdom	Manufacturing and Offices	153,100	Owned	N/A

 * Contains two separate manufacturing facilities.
** Contains four separate manufacturing facilities.

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

Shareholders

The company estimates there were approximately 60,247 record holders of the company's common stock as of February 24, 2020.

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

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
September 29 to October 26, 2019	—	$—	—	2,373,800
October 27 to November 23, 2019	—	—	—	2,373,800
November 24 to December 28, 2019	—	—	—	2,373,800
Quarter ended December 28, 2019	—	$—	—	2,373,800

(1) In November 2017, the company's Board of Directors approved a stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock in open market purchases or negotiated transactions. As of December 28, 2019, 126,200 shares had been purchased under the 2017 stock repurchase program. At December 28, 2019, the company had a total of 6,940,089 shares in treasury amounting to $451.3 million.

In the consolidated financial statements, the company also treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares are not considered common stock repurchases under the authorized common stock repurchase plan and accordingly are not included in the common stock repurchase totals in the preceding table.

Item 6. Selected Financial Data

(amounts in thousands, except per share data)
Fiscal Year Ended(1, 2)

	2019	2018	2017	2016	2015
Income Statement Data:
Net sales	$2,959,446	$2,722,931	$2,335,542	$2,267,852	$1,826,598
Cost of sales	1,855,949	1,718,791	1,422,801	1,366,672	1,120,093
Gross profit	1,103,497	1,004,140	912,741	901,180	706,505
Selling, general, and administrative expenses	593,813	538,842	468,219	471,638	378,366
Restructuring expenses	10,480	19,332	19,951	10,524	28,754
Gain on litigation settlement	(14,839)	—	—	—	—
Gain on sale of plant	—	—	(12,042)	—	—
Impairment of intangible asset	—	—	58,000	—	—
Income from operations	514,043	445,966	378,613	419,018	299,385
Interest expense and deferred financing amortization, net	82,609	58,742	25,983	23,880	16,967
Net periodic pension benefit (other than service costs)	(28,857)	(38,114)	(31,728)	(27,207)	(3,218)
Other (income) expense, net	(2,328)	1,825	829	1,040	4,469
Earnings before income taxes	462,619	423,513	383,529	421,305	281,167
Provision for income taxes	110,379	106,361	85,401	137,089	89,557
Net earnings	$352,240	$317,152	$298,128	$284,216	$191,610

Net earnings per share:
Basic	$6.33	$5.71	$5.26	$4.98	$3.36
Diluted	$6.33	$5.70	$5.26	$4.98	$3.36

Weighted average number of shares outstanding:
Basic	55,647	55,576	56,715	57,030	56,951
Diluted	55,656	55,604	56,719	57,085	56,973

Balance Sheet Data:
Working capital	$616,059	$502,642	$458,236	$323,290	$285,191
Total assets	5,002,143	4,549,781	3,339,713	2,917,136	2,761,151
Total debt	1,873,140	1,892,105	1,028,881	732,126	766,061
Stockholders' equity	1,946,814	1,665,203	1,361,148	1,265,318	1,166,830

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

(2)	The company has acquired numerous businesses in the periods presented. Please see Note 2 in the Notes to Consolidated Financial Statements for further information.

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

NET SALES SUMMARY
(dollars in thousands)

Fiscal Year Ended(1)
	2019		2018		2017
	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:

Commercial Foodservice	$1,984,345	67.1%	$1,729,814	63.5%	$1,382,108	59.2%

Food Processing	400,951	13.5	389,594	14.3	352,717	15.1

Residential Kitchen	574,150	19.4	603,523	22.2	600,717	25.7

Total	$2,959,446	100.0%	$2,722,931	100.0%	$2,335,542	100.0%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.7	63.1	60.9
Gross profit	37.3	36.9	39.1
Selling, general and administrative expenses	20.1	19.8	20.0
Restructuring	0.3	0.7	0.9
Gain on litigation settlement	(0.5)	—	—
Gain on sale of plant	—	—	(0.5)
Impairment of intangible assets	—	—	2.5
Income from operations	17.4	16.4	16.2
Interest expense and deferred financing amortization, net	2.9	2.2	1.1
Net periodic pension benefit (other than service costs)	(1.0)	(1.4)	(1.3)
Other (income) expense, net	(0.1)	0.1	—
Earnings before income taxes	15.6	15.5	16.4
Provision for income taxes	3.7	3.9	3.7
Net earnings	11.9%	11.6%	12.7%

(1)	The company's fiscal year ends on the Saturday nearest to December 31.

Fiscal Year Ended December 28, 2019 as Compared to December 29, 2018

NET SALES. Net sales in fiscal 2019 increased by $236.5 million, or 8.7%, to $2,959.4 million as compared to $2,722.9 million in fiscal 2018. The increase in net sales of $278.9 million, or 10.2%, was attributable to acquisition growth, resulting from the fiscal 2018 acquisitions of Hinds-Bock, Ve.Ma.C, Firex, Josper, Taylor, M-TEK, and Crown and the fiscal 2019 acquisitions of EVO, Cooking Solutions Group, Powerhouse, Ss Brewtech, Pacproinc, Synesso, and Brava.  Excluding acquisitions and closure of a non-core business, net sales decreased $33.3 million, or 1.2%, from the prior year. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for fiscal 2019 decreased net sales by approximately $36.1 million or 1.3%. Excluding the impact of foreign exchange, acquisitions and closure of a non-core business, sales increased 0.1% for the year, including a net sales increase of 1.6% at the Commercial Foodservice Equipment Group, a net sales decrease of 3.3% at the Food Processing Equipment Group and a net sales decrease of 2.0% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group increased by $254.5 million, or 14.7%, to $1,984.3 million in fiscal 2019 as compared to $1,729.8 million in fiscal 2018. Net sales from the acquisitions of Firex, Josper, Taylor, Crown, EVO, Cooking Solutions Group, Powerhouse, Ss Brewtech, and Synesso, which were acquired on April 27, 2018, May 10, 2018, June 22, 2018, December 3, 2018, December 31, 2018, April 1, 2019, April 1, 2019, June 15, 2019, and November 27, 2019, respectively, accounted for an increase of $247.1 million during fiscal 2019. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $7.4 million, or 0.4%, as compared to the prior year. Excluding the impact of foreign exchange and acquisitions, net sales increased $27.2 million, or 1.6% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $158.8 million, or 13.5%, to $1,334.8 million, as compared to $1,176.0 million in the prior year. This includes an increase of $158.3 million from recent acquisitions. Excluding acquisitions, net sales were relatively flat. International sales increased $95.7 million, or 17.3%, to $649.5 million, as compared to $553.8 million in the prior year. This includes the increase of $88.8 million from recent acquisitions and a decrease of $19.8 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $26.7 million, or 4.8%. The increase in international revenues reflects strengthening of sales in the Asian and Latin American markets.

•
Net sales of the Food Processing Equipment Group increased by $11.4 million, or 2.9%, to $401.0 million in fiscal 2019, as compared to $389.6 million in fiscal 2018. Net sales from the acquisitions of Hinds-Bock, Ve.Ma.C, M-TEK and Pacproinc, which were acquired on February 16, 2018, April 3, 2018, October 1, 2018, and July 16, 2019 respectively, accounted for an increase of $29.3 million. Excluding the impact of acquisitions, net sales of the Food Processing Equipment Group decreased $17.9 million, or 4.6%. Excluding the impact of foreign exchange and acquisitions net sales decreased $12.7 million, or 3.3% at the Food Processing Equipment Group. Domestically, the company realized a sales decrease of $17.1 million, or 6.5%, to $246.6 million, as compared to $263.7 million in the prior year. This includes an increase of $24.1 million from recent acquisitions. Excluding acquisitions, net sales decreased $41.2 million, or 15.6%. International sales increased $28.5 million, or 22.6%, to $154.4 million, as compared to $125.9 million in the prior year. This includes the increase of $5.2 million from the recent acquisitions and a decrease of $5.2 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales decrease in international sales was $28.5 million, or 22.6%. Revenues for the Food Processing Equipment Group have been affected by the timing and deferral of certain larger projects.

•
Net sales of the Residential Kitchen Equipment Group decreased by $29.4 million, or 4.9%, to $574.1 million in fiscal 2019, as compared to $603.5 million in fiscal 2018. Excluding the impact of foreign exchange, the acquisition of Brava, acquired November, 19, 2019, and closure of a non-core business, net sales decreased $11.7 million, or 2.0% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $4.0 million, or 1.1%, to $362.7 million, as compared to $366.7 million in the prior year. Excluding acquisitions and closure of a non-core business the net sales decrease in domestic sales was $4.7 million, or 1.3%. International sales decreased $25.4 million, or 10.7% to $211.4 million, as compared to $236.8 million in the prior year. This includes an unfavorable impact of exchange rates of $11.1 million. Excluding the impact of foreign exchange, acquisition, and closure of a non-core business the net sales decrease in international sales was $7.0 million, or 3.1%. The decrease in international revenues reflects decline of sales in the European market.

GROSS PROFIT. Gross profit increased by $99.4 million to $1,103.5 million in fiscal 2019 from $1,004.1 million in fiscal 2018, reflecting the impact of increased sales from acquisitions and unfavorable impact of foreign exchange rates of $12.1 million. The gross margin rate increased from 36.9% in 2018 to 37.3% in 2019. The gross margin rate in fiscal 2019 excluding acquisitions and impact of foreign exchange was 37.9%.

•
Gross profit at the Commercial Foodservice Equipment Group increased by $88.1 million, or 13.4%, to $746.6 million in fiscal 2019 as compared to $658.5 million in fiscal 2018. Gross profit from the acquisitions of Firex, Josper, Taylor, Crown, EVO, Cooking Solutions Group, Powerhouse, Ss Brewtech, and Synesso, accounted for approximately $73.3 million of the increase in gross profit during fiscal 2019. Excluding acquisitions, the gross profit increased by approximately $14.8 million largely due to selling prices. The impact of foreign exchange rates decreased gross profit by approximately $6.1 million. The gross profit margin rate decreased to 37.6% as compared to 38.1% in the prior year, primarily due to lower margins at recent acquisitions. The gross margin rate in fiscal 2019 excluding acquisitions and impact of foreign exchange was 38.7%.

•
Gross profit at the Food Processing Equipment Group increased by $8.6 million, or 6.4%, to $142.2 million in fiscal 2019 as compared to $133.6 million in fiscal 2018. Gross profit from the acquisitions of Hinds-Bock, Ve.Ma.C, M-TEK and Pacproinc, accounted for approximately $12.8 million of the increase in gross profit during fiscal 2019. Excluding acquisitions, the gross profit decreased by approximately $4.2 million based on lower sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $2.1 million. The gross profit margin rate increased to 35.5% in fiscal 2019 as compared to 34.3% in the prior year, reflecting the impact of acquisitions. The gross margin rate in fiscal 2019 excluding acquisitions and impact of foreign exchange was 34.9%.

•
Gross profit at the Residential Kitchen Equipment Group decreased by $0.3 million, or 0.1%, to $216.8 million in fiscal 2019 as compared to $217.1 million in fiscal 2018. Gross profit was offset by unfavorable foreign exchange rates of $3.9 million. The gross margin rate increased to 37.8% in fiscal 2019 as compared to 36.0% in the prior year. The gross margin rate in fiscal 2019 excluding acquisitions and impact of foreign exchange was 37.7%.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased by $55.0 million to $593.8 million in fiscal 2019 from $538.8 million in 2018. As a percentage of net sales, selling, general and administrative expenses amounted to 20.1% in fiscal 2019 and 19.8% in fiscal 2018.

Selling, general and administrative expenses reflect increased costs of $64.3 million associated with the fiscal 2018 acquisitions of Hinds-Bock, Ve.Ma.C, Firex, Josper, Taylor, M-TEK, and Crown and the fiscal 2019 acquisitions of EVO, Cooking Solutions Group, Powerhouse, Ss Brewtech, Pacproinc, Synesso, and Brava, including $19.6 million of non-cash intangible amortization expense. Selling, general and administrative expenses increased by $10.0 million related to transition costs with the former Chairman and CEO upon his retirement in February 2019 and $5.6 million related to higher non-cash share based compensation. The increase was offset by the favorable impact of foreign exchange rates of $7.6 million and $13.6 million related to lower compensation costs.

RESTRUCTURING EXPENSES. Restructuring expenses decreased $8.8 million to $10.5 million from $19.3 million in the prior year period. In fiscal 2019, restructuring charges related primarily to headcount reductions and cost reduction initiatives related to facility consolidations at the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group. During fiscal 2018, restructuring charges related primarily to exiting operations of a non-core business in the Residential Kitchen Equipment Group, as well as headcount reductions at the Commercial Foodservice Equipment Group and additional cost reduction initiatives related to the AGA Group.

GAIN ON LITIGATION SETTLEMENT. During the fourth quarter, we reached a settlement with respect to a lawsuit filed by the Company arising from a prior acquisition included in the Residential Kitchen Equipment Group. The gain associated with this settlement, which is net of the release of funds in escrow, is reflected in the consolidated statement of earnings.

INCOME FROM OPERATIONS. Income from operations increased $68.0 million to $514.0 million in fiscal 2019 from $446.0 million in fiscal 2018. Operating income as a percentage of net sales amounted to 17.4% in 2019 as compared to 16.4% in 2018. The increase in operating income resulted from the increase in net sales and gross profit, offset partially by increased operating expenses. Operating income in fiscal 2019 included the gain on litigation settlement, offset by the transition costs related to the former Chairman and CEO. Excluding the impact of restructuring expenses and gain on litigation settlement, offset by the transition costs related to the former Chairman and CEO, operating income increased $54.5 million to $519.8 million in fiscal 2019 from $465.3 million in fiscal 2018. Operating income as a percentage of net sales, excluding those items, amounted to 17.6% in 2019 in comparison to 17.1% in 2018.

Income from operations in 2019 included $110.0 million of non-cash expenses, including $37.9 million of depreciation expense, $64.0 million of intangible amortization related to acquisitions and $8.1 million of stock based compensation. This compares to $98.3 million of non-cash expenses in the prior year, including $35.8 million of depreciation expense, $60.0 million of intangible amortization related to acquisitions and $2.5 million of stock based compensation costs.

NON-OPERATING EXPENSES. Non-operating expenses increased $29.0 million to $51.4 million of expense in fiscal 2019 from $22.4 million of income in fiscal 2018. Net interest expense and deferred financing increased $23.9 million to $82.6 million in fiscal 2019 from $58.7 million in fiscal 2018 reflecting higher interest rates and higher debt balances related to the funding of acquisitions. Net periodic pension benefit (other than service costs) increased $9.2 million to $28.9 million in fiscal 2019 from $38.1 million in fiscal 2018, related to the increase in discount rate used to calculate the interest cost and lower expected returns on assets driven by lower asset values for fiscal 2019.

INCOME TAXES. A tax provision of $110.4 million, at an effective rate of 23.9%, was recorded for fiscal 2019 as compared to $106.4 million at an effective rate of 25.1%, in fiscal 2018. In comparison to the prior year the tax provision reflects favorable tax adjustments for a refund of foreign taxes, enacted tax rate changes in several foreign jurisdictions and adjustments for the finalization of 2018 tax returns. The effective rates in 2019 and 2018 are higher than the federal tax rate of 21% primarily due to state taxes, non-deductible expenses and foreign tax rate differentials.

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

Financial Condition and Liquidity

Total cash and cash equivalents increased by $22.8 million to $94.5 million at December 28, 2019 from $71.7 million at December 29, 2018. Net borrowings decreased to $1,873.1 million at December 28, 2019, from $1,892.1 million at December 29, 2018.

OPERATING ACTIVITIES. Net cash provided by operating activities before changes in assets and liabilities amounted to $457.2 million as compared to $405.7 million in the prior year. Net cash provided by operating activities after changes in assets and liabilities amounted to $377.4 million as compared to $368.9 million in the prior year.

During fiscal 2019, net cash used to fund changes in assets and liabilities amounted to $79.7 million, primarily related to higher working capital levels. This resulted from the timing of payments and collections and inventory increases largely attributable to mitigating risks around order fulfillment rates managing ongoing facility consolidations efforts.

In connection with the company’s acquisition activities during the year, the company added assets and liabilities from the opening balance sheets of the acquired businesses in its consolidated balance sheets and accordingly these amounts are not reflected in the net change in working capital.

INVESTING ACTIVITIES. During 2019, net cash used for investing activities amounted to $327.7 million. This included $281.3 million of the 2019 acquisitions of EVO, Cooking Solutions Group, Powerhouse, Ss Brewtech, Pacproinc, Brava and Synesso, and $46.6 million primarily associated with additions and upgrades of production equipment and manufacturing facilities.

FINANCING ACTIVITIES. Net cash flows used for financing activities amounted to $25.4 million in 2019. The company's borrowing activities included $17.1 million of net repayments under its $3.0 billion Credit Facility. Additionally, the company used $6.1 million to repurchase 50,848 shares of Middleby common stock that were surrendered to the company for withholding taxes related to restricted stock vestings during the quarter. During 2018, financing cash flows were primarily impacted by the purchase of Taylor, which resulted in approximately $1.0 billion of borrowings, as well as other acquisitions. Subsequent to the end of fiscal year December 28, 2019, the company entered into an amended and restated credit agreement. See Note 14 to the consolidated financial statements for further information.
At December 28, 2019, the company was in compliance with all covenants pursuant to its borrowing agreements. Management believes that future cash flows from operating activities and borrowings from current lenders will provide the company with sufficient financial resources to meet its anticipated requirements for working capital, capital expenditures and debt amortization for the foreseeable future.

Contractual Obligations

The company's contractual cash payment obligations are set forth below (dollars in thousands):

	Amounts Due Sellers From Acquisition	Debt (1)	Estimated Interest on Debt (1)	Operating Leases	Total Contractual Cash Obligations
Less than 1 year	$2,522	$2,894	$72,831	$24,563	$102,810
1-3 years	6,720	680	143,234	39,299	189,933
4-5 years	—	164	140,972	22,876	164,012
After 5 years	—	1,869,402	11,550	25,514	1,906,466

	$9,242	$1,873,140	$368,587	$112,252	$2,363,221
(1) Excludes amortization of the term loan as described in Note 14 to the consolidated financial statements.

The company has obligations to make $9.2 million of estimated contingent purchase price payments to the sellers that were deferred in conjunction with various acquisitions.

As of December 28, 2019, the company had $1.9 billion outstanding under its Credit Facility. The average interest rate on this debt amounted to 3.37% at the end of the period. On January 31, 2020, the company entered into an amended and restated five-year, $3.5 billion multi-currency senior secured credit agreement. This facility replaces the company's pre-existing $3.0 billion Credit Facility, which had an original maturity of July 2021. The newly amended and restated facility (the "Amended Facility") consists of (i) a $750.0 million term loan facility and (ii) a $2.75 billion multi-currency revolving credit facility, with the potential under certain circumstances, to increase the amount of the credit facility to up to a total of $4.0 billion (plus additional amounts, subject to compliance with a senior secured net leverage ratio). The Amended Facility matures on January 31, 2025. At inception, the Amended Facility bears an interest rate of LIBOR plus a margin of 1.625%, which is adjusted quarterly based upon the company's leverage ratio. The Amended Facility provides the availability to fund working capital, capital expenditures, to support the issuance of letters of credit and other general corporate purposes.

As of December 28, 2019, the company also has $3.6 million of debt outstanding under various foreign credit facilities. The estimated interest payments reflected in the table above assume that the level of debt and average interest rate on the company’s revolving credit line under its Amended Facility does not change until the facility reaches maturity. The estimated payments also assume that relative to the company’s foreign borrowings: all scheduled term loan payments are made; the level of borrowings does not change; and the average interest rates remain at their December 28, 2019 rates. Also reflected in the table above is $4.9 million of payments to be received related to the company’s interest rate swap agreements in 2020.

The contractual maturities reflected above give effect to the Amended Facility.

As indicated in Note 11 to the consolidated financial statements, the company’s projected benefit obligation under its defined benefit plans exceeded the plans’ assets by $289.1 million at the end of 2019 as compared to $253.1 million at the end of 2018. The unfunded benefit obligations were comprised of a $18.7 million underfunding of the company's U.S. Plans and $270.4 million underfunding of the company’s Non-U.S. Plans. The company made minimum contributions required by the Employee Retirement Income Security Act of 1974 (“ERISA”) of $1.2 million and $0.9 million in 2019 and 2018, respectively, to the company’s U.S. Plans. The company expects to continue to make minimum contributions to the U.S. Plans as required by ERISA, of $1.3 million in 2020. The company expects to contribute $5.8 million to the Non-U.S. Plans in 2020.

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

Related Party Transactions

From December 30, 2018 through the date hereof, there were no transactions between the company, its directors and executive officers that are required to be disclosed pursuant to Item 404 of Regulation S-K, promulgated under the Securities and Exchange Act of 1934, as amended.

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

We performed a qualitative assessment as of September 29, 2019 over all three reporting units and determined it is more likely than not that the fair value of our reporting units are greater than the carrying amounts.

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

Based on the qualitative assessment as of September 29, 2019, the company identified several trademarks and trade names with indicators of potential risk for impairment and performed quantitative assessment. In performing the quantitative analysis on these trademark assets, significant assumptions used in our relief-from-royalty model included revenue growth rates, assumed royalty rates and the discount rate, which are discussed further below.

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

As a result of quantitative testing the company determined there were no impairments of trademarks. The gross value of the trademarks tested was approximately $75.0 million. The fair values of the trademarks tested exceeded their carrying values by more than 10%. The company believes the assumptions utilized within the quantitative analysis are reasonable.

We performed a qualitative assessment as of September 29, 2019 over all the other trademarks and trade names and determined it is more likely than not that the fair value of our other indefinite-life intangible assets are greater than the carrying amounts.

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

Item 7A.          Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company's debt obligations, and considers the company’s entering into an amended and restated five-year, $3.5 billion multi-currency senior secured credit agreement described below:

Variable Rate Debt

2020	$2,894
2021	378
2022	302
2023	82
2024 and thereafter	1,869,484
$1,873,140

On July 28, 2016, the company entered into an amended and restated five-year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"). On December 18, 2018, the company entered into an amendment to the Credit Facility, increasing the revolving commitments under the Credit Facility by $500.0 million to a total of $3.0 billion. Subsequent to the end of fiscal year December 28, 2019, the company entered into an amended and restated credit agreement. See Note 14 to the consolidated Financial Statements for further information on the Amended Facility. As of December 28, 2019, the company had $1.9 billion of borrowings outstanding under the Credit Facility, including $1.8 billion of borrowings in U.S. Dollars and $47.9 million of borrowings denominated in Euros. The company also has $13.3 million in outstanding letters of credit as of December 28, 2019, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under the Credit Facility was $1.1 billion at December 28, 2019.

At December 28, 2019, borrowings under the Credit Facility accrued interest at a rate of 1.625% above LIBOR per annum or 0.625% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 3.37% at the end of the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt Less Unrestricted Cash to Pro Forma EBITDA (the "Leverage Ratio") on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.25% per annum as of December 28, 2019.

In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At December 28, 2019, these foreign credit facilities amounted to $3.6 million in U.S. Dollars with a weighted average per annum interest rate of approximately 5.18%.

The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At December 28, 2019, the company had outstanding floating-to-fixed interest rate swaps totaling $51.0 million notional amount carrying an average interest rate of 1.27% maturing in less than 12 months and $897.0 million of notional amount carrying an average interest rate of 2.27% that mature in more than 12 months but less than 72 months.

The Amended Facility matures on January 31, 2025, and accordingly has been classified as a long-term liability on the consolidated balance sheet.

The terms of the Amended Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Amended Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Amended Facility) of 4.00 to 1.00, which may be adjusted to 4.50 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Amended Facility. The Amended Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Amended Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At December 28, 2019, the company was in compliance with all covenants pursuant to its borrowing agreements.

Financing Derivative Instruments

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of December 28, 2019, the fair value of these instruments was a liability of $23.3 million. The change in fair value of these swap agreements in fiscal 2019 was a loss of $24.1 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The Middleby Corporation

Opinion on Internal Control over Financial Reporting
We have audited The Middleby Corporation's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, The Middleby Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of EVO, Cooking Solutions Group, Powerhouse, Ss Brewtech, Pacproinc, Brava and Synesso which are included in the 2019 consolidated financial statements of the Company and constituted 6.4% and (0.3%) of total and net assets, respectively, as of December 28, 2019 and 3.6% and (1.7%) of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of EVO, Cooking Solutions Group, Powerhouse, Ss Brewtech, Pacproinc, Brava and Synesso.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2019 and December 29, 2018, the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 28, 2019, and the related notes and financial statement schedule listed in the Index at Item 8 and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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
February 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The Middleby Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Middleby Corporation (the Company) as of December 28, 2019 and December 29, 2018, the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 28, 2019, and the related notes and financial statement schedule listed in the Index at Item 8, (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 28, 2019 and December 29, 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of Taylor Company
Description of the Matter
As described in Note 2 of the consolidated financial statements, the Company completed its acquisition of Taylor Company for net consideration of approximately $1.0 billion on June 22, 2018. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Taylor Company was complex due to the significant estimation uncertainty in determining the fair value of identified intangible assets of approximately $604 million, which principally consisted of the Taylor trade name and customer relationships. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The Company used a discounted cash flow model to measure the trade name and customer relationship intangible assets. The significant assumptions used to estimate the value of the intangible assets include revenue growth rates, projected profit margins, discount rates, royalty rates, and customer attrition rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over accounting for the acquisition of Taylor Company, including controls over the determination of the fair value of the acquired trade name and customer relationships intangible assets, and management's evaluation of the underlying assumptions described above. We also tested management's controls over the completeness and accuracy of the data used in the valuation models.

To test the estimated fair value of the trade name and customer relationships intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company's valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We compared the assumptions related to the revenue growth rate and projected profit margin, to the past performance of Taylor Company, the Company's history related to similar acquisitions, and third party industry data. We tested the assumptions related to discount rates and royalty rates to the Company’s history related to similar acquisitions and third-party industry data. We involved a valuation specialist to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates.

Impairment tests of indefinite-lived intangible assets
Description of the Matter
At December 28, 2019, the Company's indefinite-lived intangible assets consist of 69 trademarks and tradenames with an aggregate carrying value of approximately $997 million and represented 19.9% of total assets. As described in Note 3 of the consolidated financial statements, trademarks and tradenames with indefinite lives are tested by the Company’s management for impairment at least annually, in the fiscal fourth quarter, unless there are indications of impairment at other points throughout the year. If the fair value of the intangible asset is less than its carrying amount, an impairment loss is recognized in an amount equal to the difference.

Auditing the impairment tests of indefinite-lived intangible assets is complex due to the significant management judgments and estimates required to determine the fair value of the trademarks and tradenames, including assumptions as to forecasted net sales, discount rates and royalty rates, all of which are sensitive to and affected by economic, industry and company-specific qualitative factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the impairment tests of indefinite-lived intangible assets. This included evaluating controls over the Company’s process used to develop the forecasts of future net sales and the selection of royalty rates and discount rates used in estimating the fair value of the trademarks and tradenames with indefinite lives. We also tested controls over management’s review of the completeness and accuracy of data used in their valuation models.

To test the estimated fair value of the Company’s trademarks and tradenames, we performed audit procedures that included, among others, assessing the methodologies, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data. We compared the significant assumptions used by management to current industry and economic trends, the Company’s historical results and other guideline companies within the same industry and evaluated whether changes in the Company’s business would affect the significant assumptions. We assessed the historical accuracy of management’s estimates by comparing them to actual operating results and performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the trademarks and tradenames with indefinite lives resulting from changes in these assumptions. We involved our valuation specialists to assist in reviewing the valuation methodology and testing the discount rates and royalty rates.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2012.

Chicago, Illinois
February 26, 2020

THE MIDDLEBY CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 28, 2019 AND DECEMBER 29, 2018
(amounts in thousands, except share data)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$94,500	$71,701
Accounts receivable, net of reserve for doubtful accounts of $14,886 and $13,608	447,612	398,660
Inventories, net	585,699	521,810
Prepaid expenses and other	61,224	50,940
Prepaid taxes	20,161	18,483
Total current assets	1,209,196	1,061,594
Property, plant and equipment, net of accumulated depreciation of $197,629 and $167,737	352,145	314,569
Goodwill	1,849,747	1,743,175
Other intangibles, net of amortization of $333,507 and $268,414	1,443,381	1,361,024
Long-term deferred tax assets	36,932	32,188
Other assets	110,742	37,231
Total assets	$5,002,143	$4,549,781

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$2,894	$3,207
Accounts payable	173,693	188,299
Accrued expenses	416,550	367,446
Total current liabilities	593,137	558,952
Long-term debt	1,870,246	1,888,898
Long-term deferred tax liability	133,500	113,896
Accrued pension benefits	289,086	253,119
Other non-current liabilities	169,360	69,713
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 63,129,775 and 62,592,707 shares issued in 2019 and 2018, respectively	145	145
Paid-in capital	387,402	377,419
Treasury stock, at cost; 6,940,089 and 6,889,241 shares in 2019 and 2018	(451,262)	(445,118)
Retained earnings	2,361,462	2,009,233
Accumulated other comprehensive loss	(350,933)	(276,476)

Total stockholders' equity	1,946,814	1,665,203

Total liabilities and stockholders' equity	$5,002,143	$4,549,781

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2019, DECEMBER 29, 2018
AND DECEMBER 30, 2017
(amounts in thousands, except per share data)

	2019	2018	2017
Net sales	$2,959,446	$2,722,931	$2,335,542
Cost of sales	1,855,949	1,718,791	1,422,801
Gross profit	1,103,497	1,004,140	912,741
Selling, general, and administrative expenses	593,813	538,842	468,219
Restructuring expenses	10,480	19,332	19,951
Gain on litigation settlement	(14,839)	—	—
Gain on sale of plant	—	—	(12,042)
Impairment of intangible asset	—	—	58,000
Income from operations	514,043	445,966	378,613
Interest expense and deferred financing amortization, net	82,609	58,742	25,983
Net periodic pension benefit (other than service costs)	(28,857)	(38,114)	(31,728)
Other (income) expense, net	(2,328)	1,825	829
Earnings before income taxes	462,619	423,513	383,529
Provision for income taxes	110,379	106,361	85,401
Net earnings	$352,240	$317,152	$298,128

Net earnings per share:
Basic	$6.33	$5.71	$5.26
Diluted	$6.33	$5.70	$5.26

Weighted average number of shares
Basic	55,647	55,576	56,715
Dilutive common stock equivalents	9	28	4
Diluted	55,656	55,604	56,719

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2019, DECEMBER 29, 2018
AND DECEMBER 30, 2017
(amounts in thousands)

	2019	2018	2017

Net earnings	$352,240	$317,152	$298,128

Other comprehensive (loss) income:
Foreign currency translation adjustments	7,066	(43,050)	46,690
Pension liability adjustment, net of tax	(57,398)	32,125	(29,669)
Unrealized (loss) gain on interest rate swaps, net of tax	(24,125)	868	883
Other comprehensive (loss) income:	$(74,457)	$(10,057)	$17,904

Comprehensive income	$277,783	$307,095	$316,032

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2019, DECEMBER 29, 2018
AND DECEMBER 30, 2017
(amounts in thousands)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, December 31, 2016	$144	$355,287	$(205,280)	$1,399,490	$(284,323)	$1,265,318
Net earnings	—	—	—	298,128	—	298,128
Currency translation adjustments	—	—	—	—	46,690	46,690
Change in unrecognized pension benefit costs, net of tax of $(5,588)	—	—	—	—	(29,669)	(29,669)
Unrealized gain on interest rate swap, net of tax of $588	—	—	—	—	883	883
Stock compensation	—	6,237	—	—	—	6,237
Stock issuance	1	13,398	—	—	—	13,399
Purchase of treasury stock	—	—	(239,838)	—	—	(239,838)
Balance, December 30, 2017	$145	$374,922	$(445,118)	$1,697,618	$(266,419)	$1,361,148
Net earnings	—	—	—	317,152	—	317,152
Adoption of ASU 2018-02 (1)	—	—	—	(1,132)	1,132	—
Adoption of ASU 2014-09 (2)	—	—	—	(4,405)	—	(4,405)
Currency translation adjustments	—	—	—	—	(43,050)	(43,050)
Change in unrecognized pension benefit costs, net of tax of $6,386	—	—	—	—	32,612	32,612
Unrealized gain on interest rate swap, net of tax of $(81)	—	—	—	—	(751)	(751)
Stock compensation	—	2,497	—	—	—	2,497
Balance, December 29, 2018	$145	$377,419	$(445,118)	$2,009,233	$(276,476)	$1,665,203
Net earnings	—	—	—	352,240	—	352,240
Adoption of ASU 2017-12 (3)	—	—	—	(11)	11	—
Currency translation adjustments	—	—	—	—	7,066	7,066
Change in unrecognized pension benefit costs, net of tax of $(11,914)	—	—	—	—	(57,398)	(57,398)
Unrealized loss on interest rate swap, net of tax of $(8,516)	—	—	—	—	(24,136)	(24,136)
Stock compensation	—	8,133	—	—	—	8,133
Stock issuance	—	1,850	—	—	—	1,850
Purchase of treasury stock	—	—	(6,144)	—	—	(6,144)
Balance, December 28, 2019	$145	$387,402	$(451,262)	$2,361,462	$(350,933)	$1,946,814
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
(3) As of December 30, 2018, the company adopted ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" using the modified retrospective method. The adoption of this guidance resulted in the recognition of less than $(0.1) million as an adjustment to the opening balance of retained earnings.

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2019, DECEMBER 29, 2018
AND DECEMBER 30, 2017
(amounts in thousands)

	2019	2018	2017
Cash flows from operating activities—
Net earnings	$352,240	$317,152	$298,128
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	103,428	97,238	69,774
Non-cash share-based compensation	8,133	2,497	6,237
Deferred income taxes	22,212	20,489	(14,492)
Net periodic pension benefit (other than service costs)	(28,857)	(38,114)	(31,728)
Gain on sale of plant	—	—	(12,042)
Impairment of equipment	—	783	3,114
Impairment of intangible asset	—	—	58,000
Non-cash restructuring	—	5,637	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(27,748)	(25,347)	26,180
Inventories, net	(28,288)	(28,378)	(9,744)
Prepaid expenses and other assets	5,067	18,145	(34,122)
Accounts payable	(29,396)	13,611	(21,631)
Accrued expenses and other liabilities	634	(14,799)	(33,219)
Net cash provided by operating activities	377,425	368,914	304,455
Cash flows from investing activities—
Additions to property and equipment	(46,609)	(36,040)	(54,493)
Proceeds on sale of plant	—	—	14,278
Purchase of tradename	—	(5,399)	—
Acquisitions, net of cash acquired	(281,058)	(1,197,984)	(305,251)
Net cash used in investing activities	(327,667)	(1,239,423)	(345,466)
Cash flows from financing activities—
Proceeds under Credit Facility	543,294	1,611,110	758,883
Repayments under Credit Facility	(560,363)	(746,281)	(462,112)
Net repayments under foreign bank loan	(405)	(7,088)	(1,062)
Net repayments under other debt arrangement	(179)	(3)	(35)
Payments of deferred purchase price	(1,648)	(1,234)	—
Repurchase of treasury stock	(6,144)	—	(239,838)
Debt issuance costs	—	(375)	—
Net cash (used in) provided by financing activities	(25,445)	856,129	55,836

Effect of exchange rates on cash and cash equivalents	(1,514)	(3,573)	6,344
Changes in cash and cash equivalents—
Net increase (decrease) in cash and cash equivalents	22,799	(17,953)	21,169
Cash and cash equivalents at beginning of year	71,701	89,654	68,485

Cash and cash equivalents at end of year	$94,500	$71,701	$89,654

Non-cash investing and financing activities:
Stock issuance related to acquisitions	$—	$—	$13,399
 The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2019, DECEMBER 29, 2018
AND DECEMBER 30, 2017

(1)	NATURE OF OPERATIONS

The Middleby Corporation (the "company") is engaged in the design, manufacture and sale of commercial foodservice, food processing equipment and residential kitchen equipment. The company manufactures and assembles this equipment at thirty-seven U.S. and twenty-eight international manufacturing facilities. The company operates in three business segments: 1) the Commercial Foodservice Equipment Group, 2) the Food Processing Equipment Group and 3) the Residential Kitchen Equipment Group.

The Commercial Foodservice Equipment Group has a broad portfolio of foodservice equipment, which enable it to serve virtually any cooking, warming, refrigeration, freezing and beverage application within a commercial kitchen or foodservice operation. This equipment is used across all types of foodservice operations, including quick-service restaurants, full-service restaurants, convenience stores, retail outlets, hotels and other institutions. The products offered by this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, food warming equipment, catering equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, griddles, charcoal grills, professional mixers, stainless steel fabrication, custom millwork, professional refrigerators, blast chillers, coldrooms, ice machines, freezers, soft serve ice cream equipment, coffee and beverage dispensing equipment, home and professional craft brewing equipment and IoT solutions.

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

The company has accounted for all business combinations using the acquisition method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the financial statements. The company also recognizes identifiable intangible assets, primarily trade names and customer relationships, using a discounted cash flow model. The significant assumptions used to estimate the value of the intangible assets include revenue growth rates, projected profit margins, discount rates, royalty rates, and customer attrition rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions. The results of operations are reflected in the consolidated financial statements of the company from the dates of acquisition.

The following represents the company's significant acquisitions in 2019 and 2018 as well as summarized information on various acquisitions that were not individually material. The company also made smaller acquisitions not presented below which are individually and collectively immaterial.
Taylor
On June 22, 2018, the company completed its acquisition of all of the capital stock of the Taylor Company ("Taylor"), a world leader in beverage solutions, soft serve and ice cream dispensing equipment, frozen drink machines, and automated double-sided grills, located in Rockton, Illinois, for a purchase price of approximately $1.0 billion, net of cash acquired. During the fourth quarter of 2018, the company finalized the working capital provision provided for by the purchase agreement resulting in a refund from the seller of $11.5 million.
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

Cooking Solutions Group
On April 1, 2019, the company completed its acquisition of all of the capital stock of Cooking Solutions Group, Inc. ("Cooking Solutions Group") from Standex International Corporation, which consists of the brands APW Wyott, Bakers Pride, BKI and Ultrafryer with locations in Texas, South Carolina and Mexico for a purchase price of approximately $106.1 million, net of cash acquired. During the third quarter of 2019, the company finalized the working capital provision provided for by the purchase agreement resulting in a payment due to the sellers of $0.1 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	(as initially reported) April 1, 2019	Preliminary Measurement Period Adjustments	(as adjusted) April 1, 2019
Cash	$843	$—	$843
Current assets	33,666	(1,325)	32,341
Property, plant and equipment	15,959	(243)	15,716
Goodwill	31,207	5,327	36,534
Other intangibles	53,450	(5,850)	47,600
Other assets	—	1,470	1,470
Current liabilities	(15,130)	(368)	(15,498)
Long-term deferred tax liability	(13,082)	2,226	(10,856)
Other non-current liabilities	—	(1,163)	(1,163)

Net assets acquired and liabilities assumed	$106,913	$74	$106,987

The long term deferred tax liability amounted to $10.9 million. The net deferred tax liability is comprised of $11.6 million of deferred tax liability related to the difference between the book and tax basis on identifiable intangible asset and liability accounts and $0.7 million of deferred tax asset related to the difference between the book and tax basis on identifiable tangible assets and liability accounts.
The goodwill and $24.7 million of other intangibles associated with the trade name is subject to the non-amortization provisions of ASC 350. Other intangibles also include $22.5 million allocated to customer relationships and $0.4 million allocated to backlog, which are being amortized over periods of 9 years and 3 months, respectively. Goodwill and other intangibles of Cooking Solutions Group are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.
The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are subject to change. The company will complete the purchase price allocation in the first quarter of fiscal 2020.

Other 2018 Acquisitions
During 2018 the company completed various other acquisitions that were not individually material. The final allocation of consideration paid for the other 2018 acquisitions is summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$16,293	$(37)	$16,256
Current assets	38,048	115	38,163
Property, plant and equipment	22,340	3,658	25,998
Goodwill	126,647	(14,312)	112,335
Other intangibles	46,902	15,900	62,802
Other assets	14	—	14
Current portion of long term debt	(3,329)	—	(3,329)
Current liabilities	(23,606)	(1,521)	(25,127)
Long term debt	(2,677)	—	(2,677)
Long-term deferred tax liability	(8,937)	(4,923)	(13,860)
Other non-current liabilities	(3,699)	—	(3,699)

Consideration paid at closing	$207,996	$(1,120)	$206,876

Contingent consideration	3,454	—	3,454

Net assets acquired and liabilities assumed	$211,450	$(1,120)	$210,330

The long term deferred tax liability amounted to $13.9 million. The net deferred tax liability is comprised of $13.1 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets and $0.8 million of deferred tax liability related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $30.7 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $28.6 million allocated to customer relationships, $0.3 million allocated to developed technology and $3.3 million allocated to backlog, which are being amortized over periods of 5 to 7 years, 5 years, and 3 months to 1 year, respectively. Goodwill of $85.4 million and other intangibles of $42.9 million of the companies are allocated to the Commercial Foodservice Equipment Group. Goodwill of $26.9 million and other intangibles of $19.9 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Of these assets, goodwill of $22.1 million is expected to be deductible for tax purposes.
One purchase agreement includes an earnout provision providing for contingent payments due to the sellers to the extent certain financial targets are exceeded. The earnout is payable between 2020 and 2021, if the company exceeds certain sales and earnings targets. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $3.5 million.

Other 2019 Acquisitions
During 2019 the company completed various other acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed (in thousands):

	Preliminary Opening Balance Sheet	Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$2,683	$(10)	$2,673
Current assets	21,525	980	22,505
Property, plant and equipment	8,920	18	8,938
Goodwill	99,838	(3,096)	96,742
Other intangibles	64,019	199	64,218
Long-term deferred tax asset	1,288	1,478	2,766
Other assets	137	854	991
Current liabilities	(20,437)	(535)	(20,972)
Other non-current liabilities	(6,170)	(529)	(6,699)

Consideration paid at closing	$171,803	$(641)	$171,162

Deferred payments	2,404	—	2,404
Contingent consideration	4,258	—	4,258

Net assets acquired and liabilities assumed	$178,465	$(641)	$177,824

The long term deferred tax asset amounted to $2.8 million. The net deferred tax asset is comprised of $3.0 million of deferred tax asset related to tax loss carryforwards, $0.9 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets, and $0.7 million of deferred tax asset related to the difference between the book and tax basis on other book to tax differences and liability accounts.
The goodwill and $29.6 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $23.9 million allocated to customer relationships, $9.2 million allocated to developed technology and $1.5 million allocated to backlog, which are being amortized over periods of 2 to 10 years, 5 to 7 years, and 3 months, respectively. Goodwill of $43.6 million and other intangibles of $35.2 million of the companies are allocated to the Commercial Foodservice Equipment Group. Goodwill of $43.6 million and other intangibles of $21.3 million are allocated to the Food Processing Equipment Group. Goodwill of $9.5 million and other intangibles of $7.7 million are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Of these assets, goodwill of $85.5 million and intangibles of $54.1 million are expected to be deductible for tax purposes.
One purchase agreement includes deferred payments and earnout provisions providing for contingent payments due to the sellers to the extent certain financial targets are exceeded. The deferred payments are payable between 2020 and 2022. The contractual obligation associated with the deferred payments on the acquisition date is $2.4 million. The earnout is payable in 2022, if the company exceeds certain sales and earnings targets. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $4.3 million.
The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the company is waiting for additional information necessary to finalize those fair values for substantially all 2019 acquisitions. Thus, the provisional measurements of fair value set forth above are subject to change. The company will complete the purchase price allocations during 2020.

Pro Forma Financial Information

In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the twelve months ended December 28, 2019 and December 29, 2018, assumes the 2018 and 2019 acquisitions were completed on December 31, 2017 (first day of fiscal year 2018). The following pro forma results include adjustments to reflect additional interest expense to fund the acquisitions, amortization of intangibles associated with the acquisitions, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Twelve Months Ended
	December 28, 2019	December 29, 2018
Net sales	$3,022,279	$3,078,487
Net earnings	344,823	285,642

Net earnings per share:
Basic	$6.20	$5.14
Diluted	$6.20	$5.14

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

The company's fiscal year ends on the Saturday nearest December 31. Fiscal years 2019, 2018, and 2017 ended on December 28, 2019, December 29, 2018 and December 30, 2017, respectively, with each year including 52 weeks.

Certain prior year amounts have been reclassified to be consistent with current year presentation, including the non-operating components of pension benefit previously reported in accrued expenses and other liabilities within the changes in assets and liabilities, net of acquisitions to an individual adjustment to reconcile net earnings to cash provided by operating activities on the Consolidated Statements of Cash Flows.

(b)	Cash and Cash Equivalents

The company considers all short-term investments with original maturities of three months or less when acquired to be cash equivalents. The company’s policy is to invest its excess cash in interest-bearing deposits with major banks that are subject to minimal credit and market risk.

(c)	Accounts Receivable

Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $14.9 million and $13.6 million at December 28, 2019 and December 29, 2018, respectively. At December 28, 2019, all accounts receivable are expected to be collected within one year.

(d)    Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or net realizable value. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at December 28, 2019 and December 29, 2018 are as follows (in thousands):

	2019	2018
Raw materials and parts	$277,394	$245,976
Work in process	58,663	51,164
Finished goods	249,642	224,670
	$585,699	$521,810

(e)	Property, Plant and Equipment

Property, plant and equipment are carried at cost as follows (in thousands):

	2019	2018
Land	$43,467	$32,523
Building and improvements	229,025	196,743
Furniture and fixtures	67,992	64,586
Machinery and equipment	209,290	188,454
	549,774	482,306
Less accumulated depreciation	(197,629)	(167,737)
	$352,145	$314,569

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

Depreciation expense amounted to $37.9 million, $35.8 million and $29.7 million in fiscal 2019, 2018 and 2017, respectively.

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

The company completed its annual impairment test for goodwill as of September 29, 2019. The company performed a qualitative assessment to evaluate goodwill for all reporting units. Based on the qualitative assessment it was determined there was no impairment of goodwill. The company has not recognized any goodwill impairments and therefore no accumulated impairment loss.

Goodwill is allocated to the business segments as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 30, 2017	$631,451	$198,278	$435,081	$1,264,810

Goodwill acquired during the year	487,032	30,624	—	517,656
Measurement period adjustments to goodwill acquired in prior year	(1,559)	(5,679)	—	(7,238)
Exchange effect	(14,857)	(4,169)	(13,027)	(32,053)

Balance as of December 29, 2018	$1,102,067	$219,054	$422,054	$1,743,175

Goodwill acquired during the year	81,339	43,613	9,503	134,455
Measurement period adjustments to goodwill acquired in prior year	(27,929)	(3,722)	—	(31,651)
Exchange effect	(1,925)	(1,266)	6,959	3,768

Balance as of December 28, 2019	$1,153,552	$257,679	$438,516	$1,849,747

Intangible assets consist of the following (in thousands):

	December 28, 2019			December 29, 2018
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	9.2	$717,397	$(283,846)	9.5	$644,145	$(222,661)
Backlog	1.3	29,426	(28,283)	2.8	27,065	(24,755)
Developed technology	5.2	32,999	(21,378)	5.9	39,624	(20,998)
		$779,822	$(333,507)		$710,834	$(268,414)
Indefinite-lived assets:
Trademarks and tradenames		$997,066			$918,604

The company completed its annual impairment for other intangibles as of September 29, 2019. We identified indicators of impairment associated with certain tradenames within the Food Processing and Residential Kitchen reporting units based on the qualitative assessment, which required the completion of a quantitative impairment assessment. The primary indicator of impairment was lower than expected revenue performance in the current year. Based on the results of the quantitative assessment, the company determined there was no impairment of any of the indefinite-lived intangible assets.

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

The aggregate intangible amortization expense was $64.0 million, $60.0 million and $38.6 million in 2019, 2018 and 2017, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

2020	$66,177
2021	62,246
2022	57,921
2023	51,916
2024	40,456
2025 and thereafter	167,599
$446,315

 (g)    Accrued Expenses

Accrued expenses consist of the following at December 28, 2019 and December 29, 2018, respectively (in thousands):

	2019	2018
Accrued payroll and related expenses	$81,541	$74,952
Contract liabilities	74,511	57,913
Accrued warranty	66,374	59,451
Accrued customer rebates	51,709	45,740
Accrued short-term leases	21,827	—
Accrued sales and other tax	19,862	19,452
Accrued product liability and workers compensation	15,164	16,284
Accrued agent commission	13,816	11,969
Accrued professional fees	13,368	17,313
Other accrued expenses	58,378	64,372

	$416,550	$367,446

(h)	Litigation Matters

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

During the fourth quarter, we reached a settlement with respect to a lawsuit filed by the company arising from a prior acquisition included our Residential Kitchen Equipment Segment. The gain associated with this settlement, which is net of the release of funds in escrow, is reflected in the consolidated statement of earnings.

(i)	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income (loss) as reported in the consolidated balance sheets (in thousands):

	2019	2018
Unrecognized pension benefit costs, net of tax of ($48,633) and ($36,719)	$(228,336)	$(170,938)
Unrealized gain on interest rate swap, net of tax of ($5,973) and $2,543	(16,892)	7,233
Currency translation adjustments	(105,705)	(112,771)

	$(350,933)	$(276,476)

Changes in accumulated other comprehensive income (loss) (1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of December 30, 2017	$(69,721)	$(203,063)	$6,365	$(266,419)
Adoption of ASU 2018-02 (2)	—	(487)	1,619	1,132
Other comprehensive income before reclassification	(43,050)	29,527	(1,166)	(14,689)
Amounts reclassified from accumulated other comprehensive income	—	3,085	415	3,500
Net current-period other comprehensive income	$(43,050)	$32,125	$868	$(10,057)
Balance as of December 29, 2018	$(112,771)	$(170,938)	$7,233	$(276,476)
Adoption of ASU 2017-12 (3)	—	—	11	11
Other comprehensive income before reclassification	7,066	(59,238)	(25,392)	(77,564)
Amounts reclassified from accumulated other comprehensive income	—	1,840	1,256	3,096
Net current-period other comprehensive income	$7,066	$(57,398)	$(24,125)	$(74,457)
Balance as of December 28, 2019	$(105,705)	$(228,336)	$(16,892)	$(350,933)

(1) As of December 28, 2019 pension and interest rate swap amounts are net of tax of $(48.6) million and $(6.0) million, respectively. During the twelve months ended December 28, 2019, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $(11.9) million and $(8.5) million, respectively.
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
(3) As of December 30, 2018, the company adopted ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" using the modified retrospective method. The adoption of this guidance resulted in the recognition of less than $(0.1) million as an adjustment to the opening balance of retained earnings.

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

The company’s financial assets and liabilities that are measured at fair value are categorized using the fair value hierarchy at December 28, 2019 and December 29, 2018 are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of December 28, 2019
Financial Assets:
Interest rate swaps	$—	$1,830	$—	$1,830

Financial Liabilities:
Interest rate swaps	$—	$25,120	$—	$25,120
Contingent consideration	$—	$—	$6,697	$6,697
Foreign exchange derivative contracts	$—	$901	$—	$901

As of December 29, 2018
Financial Assets:
Interest rate swaps	$—	$13,487	$—	$13,487

Financial Liabilities:
Interest rate swaps	$—	$4,125	$—	$4,125
Contingent consideration	$—	$—	$3,566	$3,566
Foreign exchange derivative contracts	$—	$854	$—	$854

The contingent consideration, as of December 28, 2019 and December 29, 2018, relates to the earnout provisions recorded in conjunction with various purchase agreements.

The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings, as defined in the respective purchase agreements. On a quarterly basis, the company assesses the projected results for each of the acquisitions in comparison to the earnout targets and adjusts the liability accordingly.

(k)	Foreign Currency

Foreign currency transactions are accounted for in accordance with ASC 830 Foreign Currency Translation. The income statements of the company’s foreign operations are translated at the monthly average rates. Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur. These transactions amounted to a gain of $0.9 million, and loss of $2.6 million and $2.4 million in 2019, 2018 and 2017, respectively, and are included in other expense on the statements of earnings.

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

A rollforward of the warranty reserve for the fiscal years 2019 and 2018 are as follows (in thousands):

	2019	2018
Beginning balance	$59,451	$52,834
Warranty reserve related to acquisitions	7,353	5,884
Warranty expense	68,842	62,314
Warranty claims paid	(69,272)	(61,581)
Ending balance	$66,374	$59,451

(n)	Research and Development Costs

Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $41.2 million, $35.3 million and $29.1 million in fiscal 2019, 2018 and 2017, respectively.

(o)	Non-Cash Share-Based Compensation

The company estimates the fair value of restricted share grants and stock options at the time of grant and recognizes compensation costs over the vesting period of the awards and options. Non-cash share-based compensation expense of $8.1 million, $2.5 million and $6.2 million was recognized for fiscal 2019, 2018 and 2017, respectively, associated with restricted share grants. The company recorded a related tax benefit of $0.5 million, less than $0.1 million and $2.4 million in fiscal 2019, 2018 and 2017, respectively.

As of December 28, 2019, there was $52.3 million of total unrecognized compensation cost related to nonvested restricted share grant compensation arrangements, if all performance conditions are fully achieved. The remaining weighted average life is 1.65 years.

Share grant awards not subject to market conditions for vesting are valued at the closing share price of the company’s stock as of the date of the grant. The company issued 537,059 and 132,038 restricted share grant awards in 2019 and 2018, respectively, with a fair value of $60.8 million and $13.3 million, respectively. Share grant awards issued in 2019 and 2018 are generally performance based and were not subject to market conditions. The fair value of $113.26 and $100.50 per share for the awards for 2019 and 2018, respectively, represent the closing share price of the company’s stock as of the date of grant.

(p)	Earnings Per Share

“Basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding and other dilutive securities.

The company’s potentially dilutive securities consist of shares issuable on exercise of outstanding options and vesting of restricted stock grants computed using the treasury method and amounted to 9,000, 28,000, and 4,000 for fiscal 2019, 2018 and 2017, respectively. There were no anti-dilutive equity awards excluded from common stock equivalents for 2019, 2018 or 2017.

(q)	Consolidated Statements of Cash Flows

Cash paid for interest was $80.9 million, $55.3 million and $25.9 million in fiscal 2019, 2018 and 2017, respectively. Cash payments totaling $91.5 million, $79.0 million, and $123.3 million were made for income taxes during fiscal 2019, 2018 and 2017, respectively.

(r)	New Accounting Pronouncements

Accounting Pronouncements - Recently Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments under this pronouncement change the way all leases with a duration of one year or more are treated. Under this guidance, lessees are required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or operating lease liability. The company adopted this guidance on December 30, 2018 using the modified retrospective method. The company has elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The adoption of this guidance increased total assets and liabilities due to the recognition of right-of-use assets and lease liabilities amounting to approximately $96.8 million. For additional information related to the impact of adopting this guidance, see Note 9 of the Consolidated Financial Statements.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities". The amendments in ASU-12 provide new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness is recorded in other comprehensive income (OCI) and amounts deferred in OCI are reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. The adoption of this guidance on December 30, 2018 did not have a material impact on the company's Consolidated Financial Statements. For additional information related to the impact of adopting this guidance, see Note of the Consolidated Financial Statements.

In June 2018, the FASB issued ASU 2018-07, "Improvements to Nonemployee Share-Based Payment Accounting". The amendments in ASU-08 simplify several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The adoption of this guidance on December 30, 2018 did not have an impact on the company's Consolidated Financial Statements.

In August of 2018, the SEC published Final Rule Release No. 33-10532, "Disclosure Update and Simplification". This guidance streamlines disclosure requirements by removing certain redundant topics and is effective for quarterly and annual reports submitted after November 5, 2018. The adoption of this guidance on December 30, 2018 resulted in the presentation and expansion of the company's Consolidated Statements of Changes in Stockholders' Equity to display quarter-to-quarter details.

Accounting Pronouncements - To be adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, and has since modified the standard with several ASUs (collectively, the “new credit loss standard”). The new credit loss standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The ASU is effective for annual reporting periods, and interim reporting periods, beginning after December 15, 2019. As a result of the company's assessment process on its receivables and contract assets portfolio, which is the only financial instrument in scope of this standard, the company does not expect this ASU to have a material impact on its Consolidated Financial Statements.

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
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) which removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2020 with early adoption permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings in the period of adoption. The company is currently evaluating the impacts the adoption of this ASU will have on its Consolidated Financial Statements.

(4)	REVENUE RECOGNITION

Revenue is recognized when the control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and represents the unit of account. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The company’s contracts can have multiple performance obligations or just a single performance obligation. For contracts with multiple performance obligations, the contracts transaction price is allocated to each performance obligation using the company’s best estimate of the standalone selling price of each distinct good or service in the contract.

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

Adoption of ASC 606

On December 31, 2017, we adopted the new accounting standard ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method to contracts that were not completed as of December 30, 2017. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings of $4.4 million.

As a result of the adoption of ASC 606, the company has changed its accounting policy for revenue recognition as detailed below.

Equipment
Under the company’s historical accounting policies, revenue under long-term sales contracts within the Food Processing Equipment Group was recognized using the percentage of completion method. Upon adoption, a number of contracts that were not completed as of December 31, 2017 did not meet the requirements for recognition of revenue over time under ASC 606. As such the revenue was deferred and recognized at a point in time.
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

The company has made the following accounting policy elections:

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Twelve Months Ended December 28, 2019
United States and Canada	$1,334,776	$246,572	$362,753	$1,944,101
Asia	221,422	31,250	5,760	258,432
Europe and Middle East	349,613	98,814	198,672	647,099
Latin America	78,534	24,315	6,965	109,814
Total	$1,984,345	$400,951	$574,150	$2,959,446

Twelve Months Ended December 29, 2018
United States and Canada	$1,176,006	$263,743	$366,679	$1,806,428
Asia	180,409	36,578	7,155	224,142
Europe and Middle East	315,935	64,666	221,126	601,727
Latin America	57,464	24,607	8,563	90,634
Total	$1,729,814	$389,594	$603,523	$2,722,931

Twelve Months Ended December 30, 2017
United States and Canada	$968,483	$256,739	$344,204	$1,569,426
Asia	144,702	25,175	8,099	177,976
Europe and Middle East	226,697	42,473	240,456	509,626
Latin America	42,226	28,330	7,958	78,514
Total	$1,382,108	$352,717	$600,717	$2,335,542

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	December 28, 2019	December 29, 2018
Contract assets	$22,675	$14,048
Contract liabilities	$74,511	$57,913
Non-current contract liabilities	$12,870	$12,170

During the twelve months period ended December 28, 2019, the company reclassified $9.1 million to accounts receivable which was included in the contract asset balance at the beginning of the period. During the twelve months period ended December 28, 2019, the company recognized revenue of $51.8 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $71.4 million during the twelve months period ended December 28, 2019. Substantially all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during twelve months period ended December 28, 2019.

(5)	FINANCING ARRANGEMENTS

The following is a summary of long-term debt at December 28, 2019 and December 29, 2018 (in thousands):

	2019	2018
Senior secured revolving credit line	$1,869,402	$1,887,764
Foreign loans	3,622	4,166
Other debt arrangement	116	175
Total debt	$1,873,140	$1,892,105

Less current maturities of long-term debt	2,894	3,207

Long-term debt	$1,870,246	$1,888,898

On July 28, 2016, the company entered into an amended and restated five year $2.5 billion multi-currency senior secured revolving credit agreement (the "Credit Facility"). On December 18, 2018, the company entered into an amendment to the Credit Facility, increasing the revolving commitments under the Credit Facility by $500.0 million to a total of $3.0 billion. Subsequent to the end of fiscal year December 28, 2019, the company entered into an amended and restated facility ("Amended Facility"). See Note 14 to the consolidated financial statements for further information. As of December 28, 2019, the company had $1.9 billion of borrowings outstanding under the Credit Facility, including $1.8 billion of borrowings in U.S. Dollars and $47.9 million of borrowings denominated in Euro. The company also has $13.3 million in outstanding letters of credit as of December 28, 2019, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $1.1 billion at December 28, 2019.

At December 28, 2019, borrowings under the Credit Facility accrued interest at a rate of 1.625% above LIBOR per annum or 0.625% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 3.37% at the end of the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt Less Unrestricted Cash to Pro Forma EBITDA (the "Leverage Ratio") on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.25% per annum as of December 28, 2019.

In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At December 28, 2019, these foreign credit facilities amounted to $3.6 million in U.S. Dollars with a weighted average per annum interest rate of approximately 5.18%.

The company’s debt is reflected on the balance sheet at cost. The company believes its interest rate margins on its existing debt are consistent with current market conditions and, therefore, the carrying value of debt reflects the fair value. The interest rate margin is based on the company's Leverage Ratio.
The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations. The upfront cash payment is the amount that a market participant would be able to lend to achieve sufficient cash inflows to cover the cash outflows under the company’s senior secured revolving credit facility assuming the facility was outstanding in its entirety until maturity. Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the company’s Credit Facility in January 2025. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods. The carrying value and estimated aggregate fair value, a level 2 measurement, based primarily on market prices, of debt is as follows (in thousands):

	December 28, 2019		December 29, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$1,873,140	$1,873,140	$1,892,105	$1,892,105

The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At December 28, 2019, the company had outstanding floating-to-fixed interest rate swaps totaling $51.0 million notional amount carrying an average interest rate of 1.27% maturing in less than 12 months and $897.0 million of notional amount carrying an average interest rate of 2.27% that mature in more than 12 months but less than 72 months.
The terms of the Amended Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Amended Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Amended Facility) of 4.00 to 1.00, which may be adjusted to 4.50 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Amended Facility. The Amended Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Amended Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At December 28, 2019, the company was in compliance with all covenants pursuant to its borrowing agreements.
The aggregate amount of debt payable during each of the next five years, which includes the amendment and restatement to our multi-currency senior secured credit agreement disclosed in Note 14 to the consolidated financial statements, is as follows (in thousands):

2020	$2,894
2021	378
2022	302
2023	82
2024 and thereafter	1,869,484

$1,873,140

(6)    COMMON AND PREFERRED STOCK

(a)    Shares Authorized

At December 28, 2019 and December 29, 2018, the company had 95,000,000 authorized shares of common stock and 2,000,000 authorized shares of non-voting preferred stock.

(b)    Treasury Stock

In November 2017, the company's Board of Directors approved a stock repurchase program authorizing the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. As of December 28, 2019, 126,200 shares had been purchased under the 2017 stock repurchase program and 2,373,800 remain authorized for repurchase.

(c)    Share-Based Awards

The company maintains several stock incentive plans under which the company's Board of Directors issues restricted share grants to key employees. Restricted share grants issued to employees are transferable upon certain vesting requirements being met. The 2011 Stock Incentive Plan (the "2011 Plan") was adopted on April 1, 2011, under which the company's Board of Directors issues stock grants to key employees. On July 11, 2017 the company increased the maximum amount of shares reserved for issuance under the 2011 Plan by 1,000,000. A maximum amount of 2,650,000 shares can be issued under the 2011 Plan. Stock grants issued to employees are transferable upon certain vesting requirements. As of December 28, 2019, a total of 1,652,175 share-based awards have been issued under the 2011 Plan. This includes 1,652,175 restricted share grants, of which 527,085 remain outstanding and unvested. For fiscal year ended December 28, 2019, the approximate fair value of shares vested were $16.5 million.

A summary of the company’s nonvested restricted share grant activity for fiscal years ended December 28, 2019 and December 29, 2018 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 30, 2017	159,203	$104.44

Granted	132,038	100.50
Vested	(6,203)	126.09
Forfeited	(159,196)	100.84

Nonvested shares at December 29, 2018	125,842	$103.29

Granted	537,059	113.26
Vested	(135,816)	105.81
Forfeited	—	—

Nonvested shares at December 28, 2019	527,085	$112.60

(7)     INCOME TAXES

Earnings before taxes is summarized as follows (in thousands):

	2019	2018	2017
Domestic	$336,688	$328,870	$290,866
Foreign	125,931	94,643	92,663
Total	$462,619	$423,513	$383,529

The provision for income taxes is summarized as follows (in thousands):

	2019	2018	2017
Federal	$69,074	$66,359	$48,688
State and local	16,203	16,035	9,076
Foreign	25,102	23,967	27,637
Total	$110,379	$106,361	$85,401

Current	$88,167	$85,872	$99,893
Deferred	22,212	20,489	(14,492)
Total	$110,379	$106,361	$85,401

Reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate are as follows:

	2019	2018	2017
U.S. federal statutory tax rate	21.0%	21.0%	35.0%

State taxes, net of federal benefit	3.2	3.0	1.5
U.S. domestic manufacturers deduction	—	—	(2.1)
Permanent differences	0.6	0.2	(0.7)
Foreign income tax rate at rates other than U.S. statutory	0.2	1.3	(1.6)
Tax Cuts and Jobs Act of 2017 deferred tax changes	—	0.2	(10.0)
Tax Cuts and Jobs Act of 2017 transition tax	—	(0.1)	2.0
Change in valuation allowances (1)	0.1	(0.5)	(2.0)
Tax on unremitted earnings	0.3	—	1.5
Other	(1.5)	—	(1.3)
Consolidated effective tax	23.9%	25.1%	22.3%

(1) Net of changes in related tax attributes.

The company’s effective tax rate for 2019 was 23.9% as compared to 25.1% in 2018. The effective tax rate for 2019 reflects favorable tax adjustments for a refund of foreign taxes, enacted tax rate changes in several foreign jurisdictions and adjustments for the finalization of 2018 tax returns. The effective tax rate is higher than the federal tax rate of 21.0% primarily due to state taxes, non-deductible expenses and foreign tax rate differentials.

At December 28, 2019 and December 29, 2018, the company had recorded the following deferred tax assets and liabilities (in thousands):

	2019	2018
Deferred tax assets:
Compensation related	$4,744	$3,776
Pension and post-retirement benefits	48,716	41,502
Inventory reserves	15,166	14,441
Accrued liabilities and reserves	17,321	13,835
Warranty reserves	16,550	10,641
Operating lease liability	17,521	—
Net operating loss carryforwards	17,873	36,629
Other	22,579	10,531
Gross deferred tax assets	160,470	131,355
Valuation allowance	(7,754)	(26,023)
Deferred tax assets	$152,716	$105,332

Deferred tax liabilities:
Intangible assets	$(203,721)	$(167,197)
Depreciable assets	(18,020)	(13,617)
Operating lease right-of-use assets	(17,542)	—
Other	(10,001)	(6,226)

Deferred tax liabilities	$(249,284)	$(187,040)

Net deferred tax assets (liabilities)	$(96,568)	$(81,708)

Long-term deferred asset	36,932	32,188
Long-term deferred liability	(133,500)	(113,896)
Net deferred tax assets (liabilities)	$(96,568)	$(81,708)

The company has recorded tax reserves on undistributed foreign earnings not permanently reinvested of $5.6 million and $4.1 million at December 28, 2019 and December 29, 2018, respectively. No further provisions were made for income taxes that may result from future remittances of undistributed earnings of foreign subsidiaries that are determined to be permanently reinvested, which were $369.0 million on December 28, 2019. Determination of the total amount of unrecognized deferred income taxes on undistributed earnings net of foreign subsidiaries is not practicable.

The company has a deferred tax asset on net operating loss carryforwards totaling $17.9 million as of December 28, 2019. These net operating losses are available to reduce future taxable earnings of certain domestic and foreign subsidiaries. United States federal loss carryforwards total $19.5 million of which $13.4 million will expire through 2037 and $6.1 million have no expiration date. State loss carryforwards total $104.4 million and expire through 2039 and international loss carryforwards total $38.2 million and expire through 2038; however, some have no expiration date. Of these carryforwards, $5.2 million are subject to full valuation allowance. During 2019, the company wrote off $18.4 million of deferred tax assets on foreign loss carryforwards that had full valuation allowances. The deferred tax assets were written off as the entities were dissolved or otherwise disposed of during 2019.

As of December 28, 2019, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $31.6 million (of which $31.2 million would impact the effective tax rate if recognized) plus approximately $5.5 million of accrued interest and $7.2 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Interest recognized in fiscal years 2019, 2018 and 2017 was $0.4 million, $0.6 million and $0.7 million, respectively. Penalties recognized in fiscal years 2019, 2018 and 2017 was $(0.9) million, $0.6 million and $1.3 million, respectively.

Although the company believes its tax returns are correct, the final determination of tax examinations may be different than what was reported on the tax returns. In the opinion of management, adequate tax provisions have been made for the years subject to examination.

The following table summarizes the activity related to the unrecognized tax benefits for the fiscal years ended December 30, 2017, December 29, 2018 and December 28, 2019 (in thousands):

Balance at December 30, 2017	$29,930

Increases to current year tax positions	3,912
Increase to prior year tax positions	2,860
Decrease to prior year tax positions	(569)
Lapse of statute of limitations	(4,221)

Balance at December 29, 2018	$31,912

Increases to current year tax positions	4,216
Increase to prior year tax positions	254
Lapse of statute of limitations	(4,823)

Balance at December 28, 2019	$31,559

It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that $5.3 million of its remaining unrecognized tax benefits may be recognized by the end of 2020 as a result of settlements with taxing authorities or lapses of statutes of limitations.
In the normal course of business, income tax authorities in various income tax jurisdictions both in the United States and internationally conduct routine audits of our income tax returns filed in prior years. These audits are generally designed to determine if individual income tax authorities are in agreement with our interpretations of complex tax regulations regarding the allocation of income to the various income tax jurisdictions. Income tax years are open from 2016 through the current year for the United States federal jurisdiction. Income tax years open for our other major jurisdictions range from 2014 through the current year.

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
On December 30, 2018, the company adopted the new accounting standard ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" using the modified retrospective method. Prior to the adoption of ASU 2017-12, the ineffective portion of a hedge's change in fair value was recognized in earnings. Upon adoption of ASU 2017-12, the company no longer recognizes hedge ineffectiveness in our Consolidated Statements of Comprehensive Income, but instead recognizes the entire change in the fair value of the hedge contract in other accumulated comprehensive income.

(a)	Foreign Exchange

The company periodically enters into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. The fair value of these forward contracts was an unrealized loss of $0.9 million at the end of the year.

(b)	Interest Rate

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. The fair value of these instruments was a liability of $23.3 million and an asset of $9.4 million as of December 28, 2019 and December 29, 2018, respectively. The change in fair value of these swap agreements in 2019 was a loss of $24.1 million, net of taxes.

A summary of the company’s interest rate swaps is as follows (in thousands):

		Twelve Months Ended
	Location	Dec 28, 2019	Dec 29, 2018
Fair value	Other assets	$1,830	$13,487
Fair value	Other non-current liabilities	$25,120	$4,125
Amount of gain/(loss) recognized in other comprehensive income	Other comprehensive income	$(31,396)	$(561)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$1,256	$415
Gain/(loss) recognized in income (ineffective portion)	Other expense	$—	$72

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
Leases
The company leases warehouse space, office facilities and equipment under operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The company's lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for these leases is recognized on a straight-line basis over the term of the lease. The company has operating lease costs of $31.0 million, $30.2 million and $27.1 million in fiscal 2019, 2018 and 2017 respectively, including short-term lease expense and variable lease costs, which were immaterial in the year.
Rent expense under the company's operating leases during fiscal 2018 and 2017, prior to the company's adoption of ASC 842, was $30.2 million and $27.1 million, respectively. The company's future minimum lease obligations under non-cancelable operating leases as of December 29, 2018 were comparable to those as of December 28, 2019.

Leases (in thousands)	December 28, 2019
Operating lease right-of-use assets	$96,655

Operating Lease Liability:
Current	21,827
Non-current	75,018
Total Liability	$96,845

Total Lease Commitments (in thousands)	Operating Leases
2020	$24,563
2021	21,424
2022	17,875
2023	12,742
2024	10,134
2025 and thereafter	25,514
Total future lease commitments	112,252
Less imputed interest	15,407
Total	$96,845

Other Lease Information (in thousands, except lease term and discount rate)	Twelve Months Ended December 28, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$24,794

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	25,306

December 28, 2019

Weighted-average remaining lease terms leases - Operating	6.3 years

Weighted-average discount rate - Operating	3.4%

(10)    SEGMENT INFORMATION

The company operates in three reportable operating segments defined by management reporting structure and operating activities.

The Commercial Foodservice Equipment Group manufactures, sells, and distributes foodservice equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in Arkansas, California, Illinois, Michigan, New Hampshire, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Vermont, Washington, Australia, China, Denmark, Estonia, Italy, the Philippines, Spain, Poland, Sweden and the United Kingdom. Principal product lines of this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, food warming equipment, catering equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, griddles, charcoal grills, professional mixers, stainless steel fabrication, custom millwork, professional refrigerators, blast chillers, coldrooms, ice machines, freezers, soft serve ice cream equipment, coffee and beverage dispensing equipment, home and professional craft brewing equipment and IoT solutions. These products are sold and marketed under the brand names: Anets, APW Wyott, Bakers Pride, Beech, BKI, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, Carter-Hoffmann, Celfrost, Concordia, CookTek, Crown, CTX, Desmon, Doyon, Eswood, EVO, Firex, Follett, Frifri, Giga, Globe, Goldstein, Holman, Houno, IMC, Induc, Jade, JoeTap, Josper, L2F, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, Powerhouse Dynamics, QualServ, Southbend, Ss Brewtech, Star, Starline, Sveba Dahlen, Synesso, Taylor, Toastmaster, TurboChef, Ultrafryer, Varimixer, Wells and Wunder-Bar.

The Food Processing Equipment Group manufactures preparation, cooking, packaging food handling and food safety equipment for the food processing industry. This business segment has manufacturing operations in Georgia, Illinois, Iowa, North Carolina, Oklahoma, Texas, Virginia, Washington, Wisconsin, Denmark, France, Germany, India, Italy, and the United Kingdom. Principal product lines of this group include batch ovens, baking ovens, proofing ovens, conveyor belt ovens, continuous processing ovens, frying systems and automated thermal processing systems, grinders, slicers, reduction and emulsion systems, mixers, blenders, battering equipment, breading equipment, seeding equipment, water cutting systems, food presses, food suspension equipment, filling and depositing solutions, forming equipment, automated loading and unloading systems, food safety, food handling, freezing, defrosting and packaging equipment. These products are sold and marketed under the brand names: Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Cozzini, CVP Systems, Danfotech, Drake, Emico, Glimek, Hinds-Bock, Maurer-Atmos, MP Equipment, M-TEK, Pacproinc, RapidPak, Scanico, Spooner Vicars, Stewart Systems, Thurne and Ve.Ma.C.

The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. This business segment has manufacturing facilities in California, Michigan, Mississippi, Wisconsin, France, Ireland and the United Kingdom. Principal product lines of this group are ranges, cookers, stoves, ovens, refrigerators, dishwashers, microwaves, cooktops, wine coolers, ice machines, ventilation equipment and outdoor equipment. These products are sold and marketed under the brand names: AGA, AGA Cookshop, Brava, EVO, Fired Earth, Heartland, La Cornue, Leisure Sinks, Lynx, Marvel, Mercury, Rangemaster, Rayburn, Redfyre, Sedona, Stanley, TurboChef, U-Line and Viking.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker evaluates individual segment performance based on operating income. Management believes that intersegment sales are made at established arm's length transfer prices.

The following table summarizes the results of operations for the company’s business segments(1) (dollars in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
2019
Net sales	$1,984,345	$400,951	$574,150	$—	$2,959,446
Operating income (3,4)	429,946	68,935	89,312	(74,150)	514,043
Depreciation expense	21,054	4,944	11,742	112	37,852
Amortization expense (5)	45,906	8,162	9,896	1,612	65,576
Net capital expenditures	29,353	6,683	9,168	1,405	46,609
Total assets	3,188,304	621,619	1,157,211	35,009	5,002,143
Long-lived assets (6)	261,466	57,403	176,834	4,116	499,819

2018
Net sales	$1,729,814	$389,594	$603,523	$—	$2,722,931
Operating income (3)	393,380	62,435	53,959	(63,808)	445,966
Depreciation expense	17,374	5,207	12,838	363	35,782
Amortization expense (5)	35,224	7,527	17,226	1,479	61,456
Net capital expenditures	17,444	7,373	11,721	(498)	36,040
Total assets	2,906,373	513,189	1,089,103	41,116	4,549,781
Long-lived assets (6)	181,636	33,127	146,897	22,328	383,988

2017
Net sales	$1,382,108	$352,717	$600,717	$—	$2,335,542
Operating income (3,7,8)	357,085	88,121	(377)	(66,216)	378,613
Depreciation expense	12,643	3,677	12,984	406	29,710
Amortization expense (5)	17,338	3,680	17,567	1,479	40,064
Net capital expenditures	41,457	5,519	7,637	(120)	54,493
Total assets	1,693,820	450,932	1,140,668	54,293	3,339,713
Long-lived assets (6)	148,565	25,346	167,486	21,191	362,588

(1)
Non-operating expenses are not allocated to the reportable segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.

(2)	Includes corporate and other general company assets and operations.

(3)	Restructuring expenses are included in operating income of the segment to which they pertain. See note 13 for further details.

(4)	Gain on litigation settlement is included in Residential Kitchen.

(5)	Includes amortization of deferred financing costs.

(6)	Long-lived assets consist of property, plant and equipment, long-term deferred tax assets and other assets.

(7)	Gain on sale of plant is included in Commercial Foodservice.

(8)	Impairment of intangible assets is included in Residential Kitchen.

Geographic Information

Long-lived assets, not including goodwill and other intangibles (in thousands):

	2019	2018	2017
United States and Canada	$305,207	$262,482	$221,479

Asia	22,312	12,136	14,033
Europe and Middle East	165,781	108,001	126,264
Latin America	6,519	1,369	812
Total International	194,612	121,506	141,109

	$499,819	$383,988	$362,588

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

Non-U.S. Plans:

The company maintains a defined benefit plan for its employees at the Wrexham, the United Kingdom facility. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 30, 2010 and no further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 30, 2010 upon reaching retirement age.

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

	Fiscal 2019		Fiscal 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net Periodic Pension Cost (Benefit):
Service cost	$—	$2,457	$365	$3,754
Interest cost	1,253	33,490	1,082	32,173
Expected return on assets	(868)	(67,542)	(967)	(75,017)
Amortization of net loss (gain)	664	721	(129)	4,056
Amortization of prior service cost	—	2,560	—	437
Curtailment loss	—	865	—	906
Pension settlement gain	—	—	—	(655)
	$1,049	$(27,449)	$351	$(34,346)

Change in Benefit Obligation:
Benefit obligation – beginning of year	$31,559	$1,377,575	$31,908	$1,615,244
Service cost	—	2,457	365	3,754
Prior service cost	—	—	—	53,586
Interest on benefit obligations	1,253	33,490	1,082	32,173
Member contributions	—	313	—	290
Actuarial loss (gain)	4,173	102,377	(850)	(163,746)
Pension settlement gain	—	—	—	(873)
Net benefit payments	(1,590)	(62,355)	(946)	(72,095)
Curtailment loss	—	865	—	906
Exchange effect	—	46,894	—	(91,664)
Benefit obligation – end of year	$35,395	$1,501,616	$31,559	$1,377,575

Change in Plan Assets:
Plan assets at fair value – beginning of year	$14,634	$1,141,381	$16,102	$1,296,539
Company contributions	1,191	5,934	877	4,889
Investment gain (loss)	2,509	107,368	(1,399)	(12,600)
Member contributions	—	313	—	290
Pension settlement loss	—	—	—	(161)
Benefit payments and plan expenses	(1,590)	(62,355)	(946)	(72,095)
Exchange effect	—	38,540	—	(75,481)
Plan assets at fair value – end of year	$16,744	$1,231,181	$14,634	$1,141,381

Funded Status:
Unfunded benefit obligation	$(18,651)	$(270,435)	$(16,925)	$(236,194)

Amounts recognized in balance sheet at year end:
Accrued pension benefits	$(18,651)	$(270,435)	$(16,925)	$(236,194)

	Fiscal 2019		Fiscal 2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Pre-tax components in accumulated other comprehensive income at period end:
Net actuarial loss	$6,853	$270,116	$4,985	$202,672

Pre-tax components recognized in other comprehensive income for the period:
Current year actuarial (gain) loss	$2,532	$69,228	$1,516	$(88,992)
Actuarial gain (loss) recognized	(664)	(798)	129	(4,741)
Prior service cost	—	—	—	53,586
Prior service cost recognized	—	(986)	—	(437)
Pension settlement gain	—	—	—	(713)
Pension settlement gain recognized	—	—	—	654
Total amount recognized	$1,868	$67,444	$1,645	$(40,643)

Accumulated Benefit Obligation	$35,395	$1,501,616	$31,559	$1,377,532

Salary growth rate	n/a	0.8%	n/a	0.8%
Assumed discount rate	3.0%	2.0%	4.1%	2.7%
Expected return on assets	6.0%	6.2%	6.0%	6.2%

On October 26, 2018, in Lloyds Banking Group Pensions Trustees Limited vs. Lloyds Bank plc and Others, the High Court of Justice in the United Kingdom issued a ruling ("Court Ruling") requiring Lloyds Bank plc to equalize benefits payable to men and women under its U.K. defined benefit pension plan. The Court Ruling noted that the formulas used to determine guaranteed minimum pension (GMP) benefits violated gender-pay equality laws due to differences in the way benefits were calculated for men and women. As a result of this ruling, the U.K. pension plan was required to amend its benefit formulas and account for the higher pension payments resulting from GMP equalization. In accordance with ASC 715, this Court Ruling represents a change to the company's U.K. pension plans resulting in a retroactive increase in benefit levels for plan participants and has been accounted for as a prior service cost deferred in other comprehensive income, to be amortized as a component of net periodic pension benefit in future periods. The U.K. pension plans projected benefit obligation increased $53.6 million as a result of the Court Ruling, subject to potential future adjustments as the calculations by participants are finalized.

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

The assets of the plans were invested in the following classes of securities (none of which were securities of the company):

U.S. Plans:

	Target Allocation	Percentage of Plan Assets
		2019	2018
Equity	48%	51%	42%
Fixed income	40	37	49
Money market	4	2	1
Other (real estate investment trusts & commodities contracts)	8	10	8
	100%	100%	100%

Non-U.S. Plans:

	Target Allocation	Percentage of Plan Assets
		2019	2018
Equity	17%	22%	23%
Fixed income	38	39	52
Alternatives/Other	32	22	9
Real Estate	13	13	14
Cash and cash equivalents	—	4	2
	100%	100%	100%

In accordance with ASC 820 Fair Value Measurements and Disclosures, the company has measured its defined benefit pension plans at fair value. In accordance with ASU 2015-04, "Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets", the company has elected to measure the pension plan assets and obligations as of the calendar month-end closest to the fiscal year end. The following tables summarize the basis used to measure the pension plans’ assets at fair value as of December 28, 2019and December 29, 2018 (in thousands):

U.S. Plans:

	Fiscal 2019			Fiscal 2018
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Net Asset Value	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Net Asset Value

Short Term Investment Fund (a)	$347	$—	$347	$175	$—	$175

Equity Securities:
Large Cap	3,957	3,957	—	2,615	2,615	—
Mid Cap	417	417	—	329	329	—
Small Cap	418	418	—	326	326	—
International	3,657	3,657	—	2,937	2,937	—

Fixed Income:
Government/Corporate	4,992	4,992	—	5,994	5,994	—
High Yield	1,260	1,260	—	1,102	1,102	—

Alternative:
Global Real Estate Investment Trust	1,358	1,358	—	591	591	—
Commodities Contracts	338	338	—	565	565	—

Total	$16,744	$16,397	$347	$14,634	$14,459	$175

(a)	Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

Non-U.S. Plans:

	Fiscal 2019
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value

Cash and cash equivalents	$44,748	$18,142	$2,874	$—	$23,732

Equity Securities:
UK	101,922	88,830	—	—	13,092
International:
Developed	165,709	13,170	—	—	152,539
Emerging	11,653	650	—	—	11,003
Unquoted/Private Equity	123	—	—	—	123

Fixed Income:
Government/Corporate:
UK	189,513	14,245	2,867	—	172,401
International	86,208	—	—	—	86,208
Index Linked	189,463	2,085	—	—	187,378
Other	6,367	—	—	—	6,367
Convertible Bonds	177	—	—	—	177

Real Estate:
Direct	154,494	—	154,494	—	—
Indirect	8,155	137	7,603	—	415

Hedge Fund Strategy:
Equity Long/Short	21,683	—	—	—	21,683
Arbitrage & Event	29,284	—	—	—	29,284
Directional Trading & Fixed Income	9,361	—	—	—	9,361
Cash & Other	163,058	—	—	—	163,058
Direct Sourcing	2,269	—	—	—	2,269

Leveraged Loans	21,635	—	—	—	21,635

Alternative/Other	25,359	1	—	—	25,358

Total	$1,231,181	$137,260	$167,838	$—	$926,083

	Fiscal 2018
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value

Cash and cash equivalents	$28,434	$4,325	$2,656	$—	$21,453

Equity Securities:
UK	155,687	78,938	—	—	76,749
International:
Developed	99,872	14,497	—	—	85,375
Emerging	7,488	591	—	—	6,897
Unquoted/Private Equity	1,752	—	—	—	1,752

Fixed Income:
Government/Corporate:
UK	468,608	11,860	6,779	—	449,969
International	75,980	—	—	—	75,980
Index Linked	47,873	3,614	—	—	44,259
Other	650	—	—	—	650
Convertible Bonds	188	—	—	—	188

Real Estate:
Direct	148,551	—	148,551	—	—
Indirect	10,812	188	9,298	—	1,326

Hedge Fund Strategy:
Equity Long/Short	73,783	—	—	—	73,783
Arbitrage & Event	73,261	—	—	—	73,261
Directional Trading & Fixed Income	44,091	—	—	—	44,091
Cash & Other	21,719	—	—	—	21,719
Direct Sourcing	2,289	—	—	—	2,289

Leveraged Loans	18,295	—	—	—	18,295

Alternative/Other	(137,952)	5	—	86	(138,043)

Total	$1,141,381	$114,018	$167,284	$86	$859,993

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

Estimated future benefit payments under the plans are as follows (dollars in thousands):

	U.S. Plans	Non-U.S. Plans
2020	$1,738	$63,856
2021	1,763	65,110
2022	1,776	66,177
2023	1,784	66,332
2024 through 2029	11,267	405,088

Expected contributions to the U.S. Plans and Non-U.S. Plans to be made in 2020 are $1.3 million and $5.8 million, respectively.

(b)	Defined Contribution Plans

As of December 28, 2019, the company maintained two separate defined contribution 401(k) savings plans covering all employees in the United States. These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States. The company also maintained defined contribution plans for its UK based employees.

(12)         QUARTERLY DATA (UNAUDITED)

	1st	2nd	3rd	4th	Total Year
	(dollars in thousands, except per share data)
2019
Net sales	$686,802	$761,004	$724,014	$787,626	$2,959,446
Gross profit	257,312	286,479	270,028	289,678	1,103,497
Income from operations	101,061	139,607	121,345	152,030	514,043
Net earnings	$69,013	$92,210	$82,020	$108,997	$352,240

Basic earnings per share (1)	$1.24	$1.66	$1.47	$1.96	$6.33
Diluted earnings per share (1)	$1.24	$1.66	$1.47	$1.96	$6.33

2018
Net sales	$584,800	$668,128	$713,331	$756,672	$2,722,931
Gross profit	211,633	250,759	261,160	280,588	1,004,140
Income from operations	86,992	111,310	107,677	139,987	445,966
Net earnings	$65,420	$83,988	$72,905	$94,839	$317,152

Basic earnings per share (1)	$1.18	$1.51	$1.31	$1.71	$5.71
Diluted earnings per share (1)	$1.18	$1.51	$1.31	$1.70	$5.70

(1)	Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

(13)    RESTRUCTURING AND ACQUISITION INTEGRATION INITIATIVES

Commercial Foodservice Equipment Group:

During the fiscal years 2019 and 2018, the company undertook cost reduction initiatives related to the entire Commercial Foodservice Equipment Group. These actions resulted in a charge of $6.4 million and $3.5 million in the twelve months ended December 28, 2019 and December 29, 2018, respectively, primarily for severance related to headcount reductions and facility consolidations. These expenses are reflected in restructuring expenses in the Consolidated Statements of Earnings. The company estimates that these restructuring initiatives will result in future cost savings of approximately $10.0 million to $15.0 million annually, beginning in fiscal 2020. At December 28, 2019, the restructuring obligations accrued for these initiatives are immaterial and will be substantially complete by first quarter of fiscal year 2020.

Residential Kitchen Equipment Group:

Since the 2015 acquisition of the AGA Group, the company undertook various acquisition integration initiatives including organizational restructuring, headcount reductions and consolidation and disposition of certain facilities and business operations, including the impairment of equipment and facilities. Most recently during 2018, the company undertook additional restructuring efforts related to Grange, a non-core business within the AGA Group, and elected to cease its operations. This process was largely completed in the fourth quarter of 2018. During fiscal 2019, the initiatives within the AGA Group were primarily related to headcount reductions. The company recorded expense of $2.3 million, $15.1 million and $11.9 million, respectively in the years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.

Additionally within the Residential Kitchen Equipment Group, the company incurred restructuring costs, primarily for severance related to headcount reductions and facility consolidations. The company recorded expense of $1.7 million and $1.2 million, respectively in the years ended December 28, 2019 and December 30, 2017, respectively.

These expenses are reflected in restructuring expenses in the Consolidated Statements of Earnings. The cumulative expenses incurred to date for these initiatives is approximately $59.7 million. The primary realization of the cost savings began in 2017 and 2018 related to compensation and facility costs of approximately $20.0 million annually. The company estimates the 2019 restructuring initiatives will result in future cost savings of approximately $3.0 million annually. The restructuring obligations accrued for these initiatives are immaterial and will be paid by the end of fiscal of 2020.

The costs and corresponding reserve balances for the Residential Kitchen Equipment Group are summarized as follows (in thousands):

	Severance/Benefits	Facilities/Operations	Other	Total
Balance as of December 31, 2016	$5,145	$2,032	$69	$7,246
Expenses	8,662	3,872	601	13,135
Exchange Effect	533	358	11	902
Payments	(10,642)	(4,795)	(524)	(15,961)
Balance as of December 30, 2017	$3,698	$1,467	$157	$5,322
Expenses	6,367	3,771	5,001	15,139
Exchange Effect	(49)	(11)	23	(37)
Payments/Utilization	(9,150)	(5,171)	(4,394)	(18,715)
Balance as of December 29, 2018	$866	$56	$787	$1,709
Expenses	3,766	684	(476)	3,974
Exchange Effect	24	(7)	(55)	(38)
Payments/Utilization	(3,990)	(632)	(256)	(4,878)
Balance as of December 28, 2019	$666	$101	$—	$767

(14)    SUBSEQUENT EVENT
On January 31, 2020, the company entered into an amended and restated five-year, $3.5 billion multi-currency senior secured credit agreement. This facility replaces the company's pre-existing $3.0 billion Credit Facility, which had an original maturity of July 2021. The Amended Facility consists of (i) a $750.0 million term loan facility and (ii) a $2.75 billion multi-currency revolving credit facility, with the potential under certain circumstances, to increase the amount of the credit facility to up to a total of $4.0 billion (plus additional amounts, subject to compliance with a senior secured net leverage ratio). The Amended Facility matures on January 31, 2025. At inception, the Amended Facility bears an interest rate of LIBOR plus a margin of 1.625%, which is adjusted quarterly based upon the company's leverage ratio. The term loan facility will amortize in equal quarterly installments due on the last day of each fiscal quarter, commencing with the first full fiscal quarter after January 31, 2020, in an aggregate annual amount equal to 2.50% of the original aggregate principal amount of the term loan facility, with the balance, plus any accrued interest, due and payable on January 31, 2025. The Amended Facility provides for availability to provide working capital, capital expenditures, to support the issuance of letters of credit and other general corporate purposes.

THE MIDDLEBY CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2019, DECEMBER 29, 2018
AND DECEMBER 30, 2017
(amounts in thousands)

	Balance Beginning Of Period	Additions/ (Recoveries) Charged to Expense	Other Adjustments (1)	Write-Offs During the Period	Balance At End Of Period
Allowance for doubtful accounts; deducted from accounts receivable on the balance sheets-

2019	$13,608	$1,941	$2,009	$(2,672)	$14,886

2018	$13,182	$3,160	$1,121	$(3,855)	$13,608

2017	$12,600	$2,084	$478	$(1,979)	$13,182

(1) Amounts consist primarily of valuation allowances assumed from acquired companies.

	Balance Beginning Of Period	Additions/ (Recoveries) Charged to Expense	Write-Offs During the Period	Balance At End Of Period
Valuation allowance - Deferred tax assets

2019	$26,023	$129	$(18,398)	$7,754

2018	$23,190	$2,833	$—	$26,023

2017	$29,893	$(6,703)	$—	$23,190

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

The company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of December 28, 2019. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 28, 2019, there have been no changes in the company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our assessment of the internal control structure excluded EVO (acquired December 31, 2018), Cooking Solutions Group (acquired April 1, 2019), Powerhouse (acquired April 1, 2019), Ss Brewtech (acquired June 15, 2019), Pacproinc (acquired July 16, 2019), Brava (acquired November 19, 2019), and Synesso (acquired November 27, 2019).

These acquisitions constitute (0.3)% and 6.4% of net and total assets, respectively, 3.6% of net sales and (1.7)% of net income of the consolidated financial statements of the Company as of and for the year ended December 28, 2019. These acquisitions are included in the consolidated financial statements of the company as of and for the year ended December 28, 2019. Under guidelines established by the Securities Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired companies.

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 28, 2019.

Ernst & Young LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company included in this report, has issued an attestation report on the effectiveness of the company's internal control over financial reporting as of December 28, 2019.

The Middleby Corporation
February 26, 2020

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

10.1
Seventh Amended and Restated Credit Agreement, dated as of January 31, 2020, among Middleby Marshall Inc., The Middleby Corporation, the Subsidiary Borrowers named therein, the lenders named therein and Bank of America, N.A., as administrative agent for the lenders, incorporated by reference to Middleby's Form 8-K, Exhibit 10.1, filed on February 3, 2020.

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

10.8*
Revised Form of Restricted Stock Agreement for The Middleby Corporation 1998 Stock Incentive Plan, incorporated by reference to the company’s Form 8-K, Exhibit 10.1, dated March 8, 2007, filed on March 14, 2007.

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

10.14*
Amendment to Employment Agreement between The Middleby Corporation, Middleby Marshall Inc. and Timothy J. FitzGerald, dated February 19, 2018, incorporated by reference to the company's Form 8-K Exhibit 10.2, dated February 19, 2018, filed on February 22, 2018.

10.15*
Employment Agreement between The Middleby Corporation, Middleby Marshall Inc. and David Brewer, dated February 19, 2018, incorporated by reference to the company's Form 8-K Exhibit 10.3, dated February 19, 2018, filed on February 22, 2018.

10.16*
Retirement and Consulting Agreement by and among The Middleby Corporation, Middleby Marshall Inc. and Selim A. Bassoul, dated as of February 16, 2019, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated February 16, 2019, filed on February 19, 2019.

10.17*
Form of Stock Award Agreement for The Middleby Corporation 2011 Long-Term Incentive Plan, incorporated by reference to the company's Form 8-K, Exhibit 10.1, dated April 11, 2019, filed on April 16, 2019.

10.18*
Form of Restricted Stock Award Agreement for The Middleby Corporation 2011 Long-Term Incentive Plan, incorporated by reference to the company's Form 8-K, Exhibit 10.2, dated April 11, 2019, filed on April 16, 2019.

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

101
Financial statements on Form 10-K for the year ended December 28, 2019, filed on February 26, 2020, formatted in Extensive Business Reporting Language (XBRL); (i) consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of cash flows, (iv) notes to the consolidated financial statements.

104	Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).

*	Designates management contract or compensation plan.

(c)	See the financial statement schedule included under Item 8.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February 2020.

THE MIDDLEBY CORPORATION

BY:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2020.

Signatures	Title

PRINCIPAL EXECUTIVE OFFICER

/s/ Timothy J. FitzGerald	Chief Executive Officer and Director
Timothy J. FitzGerald

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER

/s/ Bryan E. Mittelman	Chief Financial Officer,
Bryan E. Mittelman	Principal Financial Officer and
Principal Accounting Officer
DIRECTORS

/s/ Gordon O'Brien	Chairman of the Board, Director
Gordon O'Brien

/s/ Sarah Palisi Chapin	Director
Sarah Palisi Chapin

/s/ Cathy L. McCarthy	Director
Cathy L. McCarthy

/s/ John R. Miller, III	Director
John R. Miller, III

/s/ Robert Nerbonne	Director
Robert Nerbonne

/s/ Nassem Ziyad	Director
Nassem Ziyad