Form 10-Q
period 2020-03-28
MIDDLEBY CORP
filed 2020-05-07
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 2020
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
As of May 1, 2020, there were 55,580,048 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION

QUARTER ENDED MARCH 28, 2020

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Mar 28, 2020	Dec 28, 2019
Current assets:
Cash and cash equivalents	$381,043	$94,500
Accounts receivable, net of reserve for doubtful accounts of $16,350 and $14,886	425,577	447,612
Inventories, net	623,822	585,699
Prepaid expenses and other	63,999	61,224
Prepaid taxes	13,221	20,161
Total current assets	1,507,662	1,209,196
Property, plant and equipment, net of accumulated depreciation of $202,863 and $197,629	345,824	352,145
Goodwill	1,835,787	1,849,747
Other intangibles, net of amortization of $350,795 and $333,507	1,434,139	1,443,381
Long-term deferred tax assets	33,168	36,932
Other assets	121,399	110,742
Total assets	$5,277,979	$5,002,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$21,933	$2,894
Accounts payable	191,724	173,693
Accrued expenses	393,575	416,550
Total current liabilities	607,232	593,137
Long-term debt	2,177,154	1,870,246
Long-term deferred tax liability	130,842	133,500
Accrued pension benefits	261,441	289,086
Other non-current liabilities	206,604	169,360
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 63,206,417 and 63,129,775 shares issued in 2020 and 2019, respectively	145	145
Paid-in capital	395,442	387,402
Treasury stock, at cost; 7,896,428 and 6,940,089 shares in 2020 and 2019	(525,862)	(451,262)
Retained earnings	2,435,241	2,361,462
Accumulated other comprehensive loss	(410,260)	(350,933)
Total stockholders' equity	1,894,706	1,946,814
Total liabilities and stockholders' equity	$5,277,979	$5,002,143

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	Mar 28, 2020	Mar 30, 2019
Net sales	$677,459	$686,802
Cost of sales	427,269	429,490
Gross profit	250,190	257,312
Selling, general and administrative expenses	143,942	155,909
Restructuring expenses	834	342
Income from operations	105,414	101,061
Interest expense and deferred financing amortization, net	15,713	20,520
Net periodic pension benefit (other than service costs)	(10,089)	(7,761)
Other expense (income), net	3,326	(1,413)
Earnings before income taxes	96,464	89,715
Provision for income taxes	22,685	20,702
Net earnings	$73,779	$69,013

Net earnings per share:
Basic	$1.33	$1.24
Diluted	$1.33	$1.24
Weighted average number of shares
Basic	55,396	55,601
Dilutive common stock equivalents[1]	2	—
Diluted	55,398	55,601
Comprehensive income	$14,452	$65,066

1There were no anti-dilutive equity awards excluded from common stock equivalents for any period presented.

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, December 28, 2019	$145	$387,402	$(451,262)	$2,361,462	$(350,933)	$1,946,814
Net earnings	—	—	—	73,779	—	73,779
Currency translation adjustments	—	—	—	—	(48,916)	(48,916)
Change in unrecognized pension benefit costs, net of tax of $3,123	—	—	—	—	14,808	14,808
Unrealized loss on interest rate swap, net of tax of $(9,299)	—	—	—	—	(25,219)	(25,219)
Stock compensation	—	4,159	—	—	—	4,159
Stock issuance	—	3,881	—	—	—	3,881
Purchase of treasury stock	—	—	(74,600)	—	—	(74,600)
Balance, March 28, 2020	$145	$395,442	$(525,862)	$2,435,241	$(410,260)	$1,894,706

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, December 29, 2018	$145	$377,419	$(445,118)	$2,009,233	$(276,476)	$1,665,203
Net earnings	—	—	—	69,013	—	69,013
Adoption of ASU 2017-12 (1)	—	—	—	(11)	11	—
Currency translation adjustments	—	—	—	—	10,683	10,683
Change in unrecognized pension benefit costs, net of tax of $(1,383)	—	—	—	—	(5,263)	(5,263)
Unrealized loss on interest rate swap, net of tax of $(3,177)	—	—	—	—	(9,378)	(9,378)
Stock compensation	—	1,069	—	—	—	1,069
Purchase of treasury stock	—	—	(5,268)	—	—	(5,268)
Balance, March 30, 2019	$145	$378,488	$(450,386)	$2,078,235	$(280,423)	$1,726,059

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

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	Mar 28, 2020	Mar 30, 2019
Cash flows from operating activities--
Net earnings	$73,779	$69,013
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	26,599	25,514
Non-cash share-based compensation	4,159	1,069
Deferred income taxes	8,672	984
Net periodic pension benefit (other than service costs)	(10,089)	(7,761)
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	33,408	11,743
Inventories, net	(28,094)	(54,532)
Prepaid expenses and other assets	9,566	8,117
Accounts payable	15,001	4,573
Accrued expenses and other liabilities	(45,864)	(24,772)
Net cash provided by operating activities	87,137	33,948
Cash flows from investing activities--
Net additions to property, plant and equipment	(9,181)	(8,095)
Acquisitions, net of cash acquired	(30,041)	(12,397)
Net cash used in investing activities	(39,222)	(20,492)
Cash flows from financing activities--
Proceeds under Credit Facility	2,303,953	103,957
Repayments under Credit Facility	(1,977,453)	(102,107)
Net proceeds (repayments) under international credit facilities	786	(72)
Net repayments under other debt arrangement	(11)	(175)
Payments of deferred purchase price	—	(446)
Repurchase of treasury stock	(74,600)	(5,268)
Debt issuance costs	(7,577)	—
Net cash provided by (used by) financing activities	245,098	(4,111)
Effect of exchange rates on cash and cash equivalents	(6,470)	164
Changes in cash and cash equivalents--
Net increase in cash and cash equivalents	286,543	9,509
Cash and cash equivalents at beginning of year	94,500	71,701
Cash and cash equivalents at end of period	$381,043	$81,210

See accompanying notes

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2020
(Unaudited)

1)	Summary of Significant Accounting Policies

A)	Basis of Presentation
The condensed consolidated financial statements have been prepared by The Middleby Corporation (the "company" or “Middleby”), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2019 Form 10-K. The company’s interim results are not necessarily indicative of future full year results for the fiscal year 2020.
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of March 28, 2020 and December 28, 2019, the results of operations for the three months ended March 28, 2020 and March 30, 2019, cash flows for the three months ended March 28, 2020 and March 30, 2019 and statement of stockholders' equity for the three months ended March 28, 2020 and March 30, 2019.
Certain prior year amounts have been reclassified to be consistent with current year presentation, including classifying the non-operating components of pension benefit as an individual adjustment within the operating activities on the Consolidated Statements of Cash Flows. Previously the amounts were reported as changes in accrued expenses and other liabilities.

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
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $4.2 million and $1.1 million for the three months period ended March 28, 2020 and March 30, 2019, respectively.

C)	Income Taxes
A tax provision of $22.7 million, at an effective rate of 23.5%, was recorded during the three months period ended March 28, 2020, as compared to a $20.7 million tax provision at a 23.1% effective rate in the prior year period. The effective rates in 2020 and 2019 are higher than the federal tax rate of 21% primarily due to state taxes.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. As of March 28, 2020, CARES did not have a material impact on the company's financial statements.

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
Level 3 – Unobservable inputs based the company's own assumptions.
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of March 28, 2020
Financial Liabilities:
Interest rate swaps	$—	$57,808	$—	$57,808
Contingent consideration	$—	$—	$7,950	$7,950
Foreign exchange derivative contracts	—	1,275	—	$1,275

As of December 28, 2019
Financial Assets:
Interest rate swaps	$—	$1,830	$—	$1,830

Financial Liabilities:
Interest rate swaps	$—	$25,120	$—	$25,120
Contingent consideration	$—	$—	$6,697	$6,697
Foreign exchange derivative contracts	$—	$901	$—	$901

The contingent consideration as of March 28, 2020 and December 28, 2019, relates to the earnout provisions recorded in conjunction with various purchase agreements. The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings, as defined in the respective purchase agreement. On a quarterly basis, the company assesses the projected results for each acquired business in comparison to the earnout targets and adjusts the liability accordingly.
E)    Consolidated Statements of Cash Flows
Cash paid for interest was $14.1 million and $20.4 million for the three months ended March 28, 2020 and March 30, 2019, respectively. Cash payments totaling $6.2 million and $3.0 million were made for income taxes for the three months ended March 28, 2020 and March 30, 2019, respectively.

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

The company has accounted for all business combinations using the acquisition method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the financial statements. The company also recognizes identifiable intangible assets, primarily trade names and customer relationships, at their fair value using a discounted cash flow model. The significant assumptions used to estimate the value of the intangible assets include revenue growth rates, projected profit margins, discount rates, royalty rates, and customer attrition rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions. The results of operations are reflected in the consolidated financial statements of the company from the dates of acquisition.

The following represents the company's significant acquisitions in 2020 and 2019 as well as summarized information on various acquisitions that were not individually material. The company also made smaller acquisitions not presented below which are individually and collectively immaterial.
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
The final allocation of consideration paid for the Cooking Solutions Group acquisition is summarized as follows (in thousands):

	(as initially reported) April 1, 2019	Measurement Period Adjustments	(as adjusted) April 1, 2019
Cash	$843	$—	$843
Current assets	33,666	(1,625)	32,041
Property, plant and equipment	15,959	(58)	15,901
Goodwill	31,207	6,330	37,537
Other intangibles	53,450	(5,850)	47,600
Other assets	—	1,470	1,470
Current liabilities	(15,130)	(1,583)	(16,713)
Long-term deferred tax liability	(13,082)	2,553	(10,529)
Other non-current liabilities	—	(1,163)	(1,163)

Net assets acquired and liabilities assumed	$106,913	$74	$106,987

The long-term deferred tax liability amounted to $10.5 million. The net deferred tax liability is comprised of $11.6 million of deferred tax liability related to the difference between the book and tax basis on identifiable intangible asset and liability accounts and $1.1 million of deferred tax asset related to the difference between the book and tax basis on identifiable tangible assets and liability accounts.
The goodwill and $24.7 million of other intangibles associated with the trade name are subject to the non-amortization provisions of ASC 350. Other intangibles also include $22.5 million allocated to customer relationships and $0.4 million allocated to backlog, which are being amortized over periods of 9 years and 3 months, respectively. Goodwill and other intangibles of Cooking Solutions Group are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. These assets are not expected to be deductible for tax purposes.

Other 2019 Acquisitions
During 2019, the company completed various other acquisitions that were not individually material. The estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition dates for the other 2019 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$2,683	$(10)	$2,673
Current assets	21,525	922	22,447
Property, plant and equipment	8,920	(166)	8,754
Goodwill	99,838	(3,300)	96,538
Other intangibles	64,019	389	64,408
Long-term deferred tax asset	1,288	1,428	2,716
Other assets	137	854	991
Current liabilities	(20,437)	(201)	(20,638)
Other non-current liabilities	(6,170)	(529)	(6,699)

Consideration paid at closing	$171,803	$(613)	$171,190

Deferred payments	2,404	—	2,404
Contingent consideration	4,258	—	4,258

Net assets acquired and liabilities assumed	$178,465	$(613)	$177,852

The long-term deferred tax asset amounted to $2.7 million. The net deferred tax asset is comprised of $2.9 million of deferred tax asset related to tax loss carryforwards, $1.0 million of deferred tax liability related to the difference between the book and tax basis of identifiable intangible assets and $0.8 million of deferred tax asset related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $29.6 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $22.3 million allocated to customer relationships, $11.1 million allocated to developed technology and $1.4 million allocated to backlog, which are being amortized over periods of 2 to 10 years, 5 to 7 years, and 3 months, respectively. Goodwill of $42.8 million and other intangibles of $35.5 million of the companies are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Goodwill of $43.7 million and other intangibles of $21.3 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Goodwill of $9.9 million and other intangibles of $7.6 million are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Of these assets, goodwill of $85.5 million and intangibles of $53.8 million are expected to be deductible for tax purposes.
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
The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the company is waiting for additional information necessary to finalize those fair values for substantially all 2019 acquisitions. Thus, the provisional measurements of fair value set forth above are subject to change. The company expects to complete the purchase price allocations during 2020.

2020 Acquisitions
As of March 28, 2020, the company has completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition dates for the acquisitions and are summarized as follows (in thousands):

Preliminary Opening Balance Sheet
Cash	$2,347
Current assets	31,089
Property, plant and equipment	1,032
Goodwill	12,776
Other intangibles	16,484
Other assets	1,708
Current liabilities	(30,005)
Other non-current liabilities	(3,070)

Consideration paid at closing	$32,361

Deferred payments	1,250
Contingent consideration	1,774

Net assets acquired and liabilities assumed	$35,385

The goodwill and $9.0 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $6.5 million allocated to customer relationships, $0.2 million allocated to developed technology and $0.8 million allocated to backlog, which are being amortized over periods of 7 years, 7 years, and 6 months, respectively. Goodwill of $12.8 million and other intangibles of $16.5 million of the companies are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes and are expected to be deductible for tax purposes.
One purchase agreement includes a deferred payment and earnout provision providing for contingent payments due to the sellers to the extent certain financial targets are exceeded. The deferred payment is payable during 2020. The contractual obligation associated with the deferred payments on the acquisition date is $1.3 million. The earnout is payable in 2023, if the company exceeds certain sales and earnings targets. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $1.8 million.
The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the company is waiting for additional information necessary to finalize those fair values for substantially all 2020 acquisitions to date. Thus, the provisional measurements of fair value set forth above are subject to change. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

Pro Forma Financial Information

In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the three months ended March 28, 2020 and March 30, 2019, assumes the 2019 and 2020 acquisitions described above were completed on December 30, 2018 (first day of fiscal year 2019). The following pro forma results include adjustments to reflect additional interest expense to fund the acquisitions, amortization of intangibles associated with the acquisitions, and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Three Months Ended
	March 28, 2020	March 30, 2019
Net sales	$679,980	$734,592
Net earnings	73,810	55,471

Net earnings per share:
Basic	$1.33	$1.00
Diluted	$1.33	$1.00

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

4)    Recently Issued Accounting Standards

Accounting Pronouncements - Recently Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, and has since modified the standard with several ASUs (collectively, the “new credit loss standard”). The new credit loss standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The company adopted the new standard as of December 29, 2019 (first day of fiscal year 2020) using the modified retrospective approach. As a result of the company's assessment process on its receivables and contract assets portfolio, which is the only financial instrument in scope of this standard, the adoption of this guidance did not have a material impact on the company's Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The amendments in ASU-04 simplify the subsequent measurement of goodwill, by removing the second step of the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The company adopted this guidance on December 29, 2019 on a prospective basis. The adoption of this guidance did not have an impact on the company's Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement". The amendments in ASU-13 remove, modify and add various disclosure requirements around fair value measurement in order to clarify and improve the cost-benefit nature of disclosures. The company adopted this guidance on December 29, 2019 on a prospective basis. The adoption of this guidance did not have an impact on the company's Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)". The amendments in ASU-15 align the requirements for capitalizing implementation costs in a service contract hosting arrangement with those of developing or obtaining internal-use software. The company adopted this guidance on December 29, 2019 on a prospective basis. The adoption of this guidance did not have an impact on the company's Condensed Consolidated Financial Statements.

Accounting Pronouncements - To be adopted

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)". The amendments in ASU-14 remove, modify and add various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. This guidance is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2020 with early adoption permitted. The amendments must be applied on a retrospective basis for all periods presented. The company is currently evaluating the impacts the adoption of this guidance will have on its Condensed Consolidated Financial Statements.
In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)", which removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This guidance is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2020 with early adoption permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings in the period of adoption. The company is currently evaluating the impacts the adoption of this guidance will have on its Condensed Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting". Subject to meeting certain criteria, ASU 2020-04 provides optional expedients and exceptions to applying contract modification accounting under existing generally accepted accounting principles, for contracts that are modified to address the expected phase out of the London Inter-bank Offered Rate (“LIBOR”) by the end of 2021. Some of the Company’s contracts with respect to its borrowings and interest rate swap contracts already contain comparable alternative reference rates that would automatically take effect upon the phasing out of LIBOR, while for others, the company anticipates negotiating comparable replacement rates with its counterparties.  This guidance is effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The company is currently evaluating the impacts the adoption of this guidance will have on its Condensed Consolidated Financial Statements.

5)	Revenue Recognition

Disaggregation of Revenue

The company disaggregates its net sales by reportable operating segment and geographical location as the company believes it best depicts how the nature, timing and uncertainty of its net sales and cash flows are affected by economic factors. In general, the Commercial Foodservice Equipment and Residential Foodservice Equipment Groups recognize revenue at the point in time control transfers to their customers based on contractual shipping terms. Revenue from equipment sold under the company's long-term contracts within the Food Processing Equipment group is recognized over time as the equipment is manufactured and assembled. The following table summarizes the company's net sales by reportable operating segment and geographical location (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Three Months Ended March 28, 2020
United States and Canada	$306,510	$72,882	$85,074	$464,466
Asia	37,524	7,639	978	46,141
Europe and Middle East	79,732	19,347	43,465	142,544
Latin America	19,358	4,398	552	24,308
Total	$443,124	$104,266	$130,069	$677,459

Three Months Ended March 30, 2019
United States and Canada	$300,275	$57,589	$83,358	$441,222
Asia	48,293	8,682	1,398	58,373
Europe and Middle East	89,896	20,618	50,615	161,129
Latin America	19,067	5,585	1,426	26,078
Total	$457,531	$92,474	$136,797	$686,802

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Mar 28, 2020	Dec 28, 2019
Contract assets	$23,174	$22,675
Contract liabilities	$102,564	$74,511
Non-current contract liabilities	$12,370	$12,870

During the three months period ended March 28, 2020, the company reclassified $5.1 million to receivables, which was included in the contract asset balance at the beginning of the period. During the three months period ended March 28, 2020, the company recognized revenue of $45.3 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $63.2 million during the three months period ended March 28, 2020. The increase in contract liabilities primarily relates to companies acquired during the three months period ended March 28, 2020. Substantially, all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during the three months period ended March 28, 2020.
6)    Other Comprehensive Income
The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income".
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of December 28, 2019	$(105,705)	$(228,336)	$(16,892)	$(350,933)
Other comprehensive income before reclassification	(48,916)	14,808	(23,952)	(58,060)
Amounts reclassified from accumulated other comprehensive income	—	—	(1,267)	(1,267)
Net current-period other comprehensive income	$(48,916)	$14,808	$(25,219)	$(59,327)
Balance as of March 28, 2020	$(154,621)	$(213,528)	$(42,111)	$(410,260)

Balance as of December 29, 2018	$(112,771)	$(170,938)	$7,233	$(276,476)
Adoption of ASU 2017-12 (2)	—	—	11	11
Other comprehensive income before reclassification	10,683	(5,263)	(10,144)	(4,724)
Amounts reclassified from accumulated other comprehensive income	—	—	766	766
Net current-period other comprehensive income	$10,683	$(5,263)	$(9,367)	$(3,947)
Balance as of March 30, 2019	$(102,088)	$(176,201)	$(2,134)	$(280,423)

(1) As of March 28, 2020, pension and interest rate swap amounts are net of tax of $(45.5) million and $(15.3) million, respectively. During the three months ended March 28, 2020, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $3.1 million and $(9.3) million, respectively. As of March 30, 2019 pension and interest rate swap amounts are net of tax of $(38.1) million and $(0.6) million, respectively. During the three months ended March 30, 2019, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $(1.4) million and $(3.2) million, respectively.
(2) As of December 30, 2018, the company adopted ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" using the modified retrospective method. The adoption of this guidance resulted in the recognition of less than $(0.1) million as an adjustment to the opening balance of retained earnings.

Components of other comprehensive income were as follows (in thousands):

	Three Months Ended
	Mar 28, 2020	Mar 30, 2019
Net earnings	$73,779	$69,013
Currency translation adjustment	(48,916)	10,683
Pension liability adjustment, net of tax	14,808	(5,263)
Unrealized gain on interest rate swaps, net of tax	(25,219)	(9,367)
Comprehensive income	$14,452	$65,066

7)	Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at March 28, 2020 and December 28, 2019 are as follows (in thousands):

	Mar 28, 2020	Dec 28, 2019
Raw materials and parts	$289,616	$277,394
Work-in-process	62,906	58,663
Finished goods	271,300	249,642
	$623,822	$585,699

8)	Goodwill
Changes in the carrying amount of goodwill for the three months ended March 28, 2020 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 28, 2019	$1,153,552	$257,679	$438,516	$1,849,747
Goodwill acquired during the year	12,776	—	—	12,776
Measurement period adjustments to goodwill acquired in prior year	344	79	376	799
Exchange effect	(9,749)	(2,189)	(15,597)	(27,535)
Balance as of March 28, 2020	$1,156,923	$255,569	$423,295	$1,835,787

The company continues to monitor the global outbreak of the COVID-19 pandemic to assess the outlook for demand of its products and the impact on its business and financial performance. The potential impact of the COVID-19 pandemic on demand, production levels, and its operating results in the short-term is uncertain, but the company remains committed to the strategic actions necessary to realize long-term revenue and cash flow growth rates. The potential negative demand effect on revenues is also uncertain given the volatile environment, but demand and production levels are anticipated to recover.

As a result of the company's analysis, and in consideration of the totality of events and circumstances, there were no triggering events requiring an interim goodwill impairment assessment identified during the first quarter of 2020.

Additionally, for the assessment of indefinite-life intangible assets other than goodwill, primarily trademarks and trade names, the company identified several trademarks and trade names with indicators of potential risk for impairment and performed quantitative assessments. The fair values of the trademarks tested exceeded their carrying values by more than 10%. As a result, no impairment charges for goodwill and indefinite-lived intangible assets were recorded during the first quarter of 2020.

9)	Intangibles

Intangible assets consist of the following (in thousands):

	March 28, 2020			December 28, 2019
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	9.0	$722,235	$(299,564)	9.2	$717,397	$(283,846)
Backlog	0.9	30,236	(28,724)	1.3	29,426	(28,283)
Developed technology	4.7	35,150	(22,507)	5.2	32,999	(21,378)
		$787,621	$(350,795)		$779,822	$(333,507)
Indefinite-lived assets:
Trademarks and tradenames		$997,313			$997,066

The aggregate intangible amortization expense was $16.9 million and $16.1 million for the three months period ended March 28, 2020 and March 30, 2019, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Twelve Month Period coinciding with the end of the company's Fiscal First Quarter	Amortization Expense

2021	$66,969
2022	62,588
2023	57,618
2024	51,337
2025	37,710
Thereafter	160,604
$436,826

10) Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Mar 28, 2020	Dec 28, 2019
Contract liabilities	$102,564	$74,511
Accrued payroll and related expenses	71,062	81,541
Accrued warranty	64,422	66,374
Accrued customer rebates	24,162	51,709
Accrued short-term leases	23,274	21,827
Accrued product liability and workers compensation	14,814	15,164
Accrued agent commission	11,904	13,816
Accrued sales and other tax	11,848	19,862
Accrued professional fees	10,451	13,368
Other accrued expenses	59,074	58,378

	$393,575	$416,550

11)	Warranty Costs
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
A rollforward of the warranty reserve is as follows (in thousands):

Three Months Ended
Mar 28, 2020
Balance as of December 28, 2019	$66,374
Warranty reserve related to acquisitions	1,215
Warranty expense	14,451
Warranty claims	(17,618)
Balance as of March 28, 2020	$64,422

12)	Financing Arrangements

	Mar 28, 2020	Dec 28, 2019
	(in thousands)
Senior secured revolving credit line	$1,445,146	$1,869,402
Term loan facility	750,000	—
Foreign loans	3,836	3,622
Other debt arrangement	105	116
Total debt	2,199,087	1,873,140
Less: Current maturities of long-term debt	21,933	2,894
Long-term debt	2,177,154	1,870,246

On January 31, 2020, the company entered into an amended and restated five-year, $3.5 billion multi-currency senior secured credit agreement (the "Credit Facility"). The Credit Facility amends the company's pre-existing $3.0 billion credit facility, which had an original maturity of July 2021. The Credit Facility consists of (i) a $750.0 million term loan facility and (ii) a $2.75 billion multi-currency revolving credit facility, with the potential under certain circumstances, to increase the amount of the credit facility to up to a total of $4.0 billion (plus additional amounts, subject to compliance with a senior secured net leverage ratio). The Credit Facility matures on January 31, 2025. The term loan facility will amortize in equal quarterly installments due on the last day of each fiscal quarter, commencing with the first full fiscal quarter after January 31, 2020, in an aggregate annual amount equal to 2.50% of the original aggregate principal amount of the term loan facility, with the balance, plus any accrued interest, due and payable on January 31, 2025.
As of March 28, 2020, the company had $1.4 billion of borrowings outstanding under the revolving credit facility, including $1.4 billion of borrowings in U.S. Dollars and $47.1 million of borrowings denominated in Euro, and $750.0 million outstanding under the term loan. The company also had $13.2 million in outstanding letters of credit as of March 28, 2020, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $1.3 billion at March 28, 2020.
At March 28, 2020, borrowings under the Credit Facility accrued interest at a rate of 1.625% above LIBOR per annum or 0.625% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 2.41% at the end of the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.25% per annum as of March 28, 2020.
The term loan facility had an average interest rate per annum of 3.19% as of March 28, 2020.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At March 28, 2020, these foreign credit facilities amounted to $3.8 million in U.S. Dollars with a weighted average per annum interest rate of approximately 5.32%.
The company’s debt is reflected on the balance sheet at cost. The company believes its interest rate margins on its existing debt are consistent with current market conditions and therefore the carrying value of debt reflects the fair value. The interest rate margin is based on the company's Leverage Ratio.
The company estimated the fair value of its loans by calculating the upfront cash payment a market participant would require to assume the company’s obligations. The upfront cash payment is the amount that a market participant would be able to lend to achieve sufficient cash inflows to cover the cash outflows under the company’s senior secured revolving credit facility assuming the facility was outstanding in its entirety until maturity. Since the company maintains its borrowings under a revolving credit facility and there is no predetermined borrowing or repayment schedule, for purposes of this calculation the company calculated the fair value of its obligations assuming the current amount of debt at the end of the period was outstanding until the maturity of the Credit Facility in January 2025. Although borrowings could be materially greater or less than the current amount of borrowings outstanding at the end of the period, it is not practical to estimate the amounts that may be outstanding during future periods. The carrying value and estimated aggregate fair value, a level 2 measurement, based primarily on market prices, of debt is as follows (in thousands):

	Mar 28, 2020		Dec 28, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$2,199,087	$2,199,087	$1,873,140	$1,873,140

The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At March 28, 2020, the company had outstanding floating-to-fixed interest rate swaps totaling $51.0 million notional amount carrying an average interest rate of 1.27% maturing in less than 12 months and $1,062.0 million notional amount carrying an average interest rate of 2.02% that mature in more than 12 months but less than 84 months.

The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 4.00 to 1.00, which may be adjusted to 4.50 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At March 28, 2020, the company was in compliance with all covenants pursuant to its borrowing agreements.
The company was in compliance with all covenants pursuant to its borrowing agreements. The company has run various scenarios to estimate the impact of the COVID-19 pandemic and continues to believe that its future cash generated from operations, together with its capacity under its Credit Facility and its cash on hand, will provide adequate resources to meet its working capital needs and cash requirements for at least the next 12 months. The company expects to be in compliance with the financial covenants in its Credit Facility; however, given the uncertainty of conditions for the remainder of 2020, the company will aggressively monitor and assess whether compliance is at substantial risk and may warrant further actions with banking partners. The company believes any necessary actions would result in the ability to achieve subsequent compliance and avoidance of default under its borrowing agreements.

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
Foreign Exchange: The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The fair value of the forward and option contracts was a loss of $1.3 million at the end of the first quarter of 2020.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of March 28, 2020, the fair value of these instruments was a liability of $57.8 million. The change in fair value of these swap agreements in the first three months of 2020 was a loss of $25.2 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Mar 28, 2020	Dec 28, 2019
Fair value	Other assets	$—	$1,830
Fair value	Other non-current liabilities	$57,808	$25,120

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended
	Presentation of Gain/(loss)	Mar 28, 2020	Mar 30, 2019
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$(35,785)	$(11,789)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(1,267)	$766

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
The Commercial Foodservice Equipment Group manufactures, sells, and distributes foodservice equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in Arkansas, California, Illinois, Massachusetts, Michigan, New Hampshire, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Vermont, Washington, Australia, China, Denmark, Estonia, Italy, Mexico, the Philippines, Poland, Sweden and the United Kingdom. Principal product lines of this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, food warming equipment, catering equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, griddles, charcoal grills, professional mixers, stainless steel fabrication, custom millwork, professional refrigerators, blast chillers, coldrooms, ice machines, freezers, and soft serve ice cream, coffee, and beverage dispensing equipment. These products are sold and marketed under the brand names: Anets, APW Wyott, Bakers Pride, Beech, BKI, Blodgett, Blodgett Combi, Blodgett Range, Bloomfield, Britannia, CTX, Carter-Hoffmann, Celfrost, Concordia, CookTek, Crown, Desmon, Deutsche, Doyon, Eswood, EVO, Firex, Follett, Frifri, Giga, Globe, Goldstein, Holman, Houno, IMC, Induc, Jade, JoeTap, Josper, L2F, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, QualServ, RAM, SiteSage, Southbend, Star, Sveba Dahlen, Ss Brewtech, Synesso, Taylor, Toastmaster, TurboChef, Ultrafryer, Varimixer, Wells and Wunder-Bar.
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
The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. This business segment has manufacturing facilities in California, Michigan, Mississippi, Oregon, Wisconsin, France, Ireland, Romania and the United Kingdom. Principal product lines of this group are ranges, cookers, stoves, ovens, refrigerators, dishwashers, microwaves, cooktops, wine coolers, ice machines, ventilation equipment and outdoor equipment. These products are sold and marketed under the brand names: AGA, AGA Cookshop, Brava, Brigade, EVO, Fired Earth, Heartland, La Cornue, Leisure Sinks, Lynx, Marvel, Mercury, Rangemaster, Rayburn, Redfyre, Sedona, Stanley, TurboChef, U-Line and Viking.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker evaluates individual segment performance based on operating income.
Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Mar 28, 2020		Mar 30, 2019
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$443,124	65.4%	$457,531	66.6%
Food Processing	104,266	15.4	92,474	13.5
Residential Kitchen	130,069	19.2	136,797	19.9
Total	$677,459	100.0%	$686,802	100.0%

The following table summarizes the results of operations for the company's business segments (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other (1)	Total
Three Months Ended March 28, 2020
Net sales	$443,124	$104,266	$130,069	$—	$677,459
Income (loss) from operations (2)(3)	88,607	15,358	12,708	(11,259)	105,414
Depreciation expense	4,900	1,336	2,983	11	9,230
Amortization expense (4)	12,440	1,700	2,720	509	17,369
Net capital expenditures	4,686	1,829	2,545	121	9,181

Total assets	$3,232,632	$626,907	$1,145,943	$272,497	$5,277,979
Three Months Ended March 30, 2019
Net sales	$457,531	$92,474	$136,797	$—	$686,802
Income (loss) from operations (2)(3)	96,811	12,586	18,771	(27,107)	101,061
Depreciation expense	4,919	1,141	2,908	48	9,016
Amortization expense (4)	11,261	2,383	2,451	403	16,498
Net capital expenditures	5,973	701	1,421	—	8,095

Total assets	$2,970,850	$530,440	$1,156,191	$30,636	$4,688,117

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
(4)Includes amortization of deferred financing costs.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Mar 28, 2020	Mar 30, 2019
United States and Canada	$316,087	$265,512
Asia	21,751	15,089
Europe and Middle East	157,035	183,445
Latin America	5,518	2,804
Total international	$184,304	$201,338
	$500,391	$466,850

15)	Employee Retirement Plans
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

The company maintains a non-contributory defined benefit plan for its employees at the Smithville, Tennessee facility. Benefits are determined based upon retirement age and years of service with the company. This defined benefit plan was frozen on April 1, 2008, and no further benefits accrue to the participants beyond this date. Plan participants will receive or continue to receive payments for benefits earned on or prior to April 1, 2008 upon reaching retirement age.

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

The company maintains several pension plans related to AGA and its subsidiaries (collectively, the "AGA Group"), the most significant being the Aga Rangemaster Group Pension Scheme in the United Kingdom. Membership in the plan on a defined benefit basis of pension provision was closed to new entrants in 2001.The plan became open to new entrants on a defined contribution basis of pension provision in 2002, but was generally closed to new entrants on this basis during 2014.

The other, much smaller, defined benefit pension plans operating within the AGA Group cover employees in France and the United Kingdom. All pension plan assets are held in separate trust funds although the net defined benefit pension obligations are included in the company's consolidated balance sheet.

The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended
	Mar 28, 2020	Mar 30, 2019
Net Periodic Pension Benefit:
Service cost	$645	$626
Interest cost	6,418	8,432
Expected return on assets	(17,982)	(16,998)
Amortization of net (gain) loss	837	157
Amortization of prior service cost (credit)	638	648
	$(9,444)	$(7,135)

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
Commercial Foodservice Equipment Group:
During fiscal 2019, the company undertook cost reduction initiatives related to the Commercial Foodservice Equipment Group including headcount reductions and facility consolidations. These actions resulted in an additional charge of $0.5 million in the three months ended March 28, 2020. These expenses are reflected in restructuring expenses in the Condensed Consolidated Statements of Comprehensive Income. The company estimates that these restructuring initiatives, which began in 2019, will result in future cost savings of approximately $10.0 million to $15.0 million annually. At March 28, 2020, the restructuring obligations accrued for these initiatives are immaterial and are expected to be completed by second quarter of fiscal year 2020.

The restructuring expenses for the other segments of the company were not material during the period.

17)	Share Repurchases
On November 7, 2017, the company's Board of Directors approved a stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock in open market purchase transactions. For the three months ended March 28, 2020, the company repurchased 896,965 shares of its common stock under the program for $69.7 million, including applicable commissions, which represented an average price of $77.70. As of March 28, 2020, 1,023,165 shares had been purchased under the 2017 stock repurchase program.

The company also treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. For the three months ended March 28, 2020, the company repurchased 59,374 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $4.9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Informational Notes

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, the impact of COVID-19 pandemic and the response of governments, businesses and other third parties; volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; ability to protect trademarks, copyrights and other intellectual property; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s SEC filings, including the company’s 2019 Annual Report on Form 10-K.

During the quarter, the company business began to experience significant disruptions with the expanding COVID-19 pandemic, initially in Asia and Europe. With the continued spread of the pandemic into other regions and the subsequent macroeconomic uncertainty, the disruption and impacts have expanded and may continue to do so throughout the year. The company has taken aggressive actions to address the health and safety of our employees, negative effect from demand disruptions and production impacts, including, but not limited to the following:

–
Employee Safety - Implemented companywide procedures including enhanced workplace sanitation, travel discontinuation, social distancing, staggered shifts and work-at-home protocols for most non-production employees.

–
Customer Support - Ensured continued access to customer support, technical service and minimal interruption to the shipping of service parts and finished goods. Production continued to meet customer demand.

–
Cost Initiatives - Initiated an aggressive reduction of all controllable and discretionary costs. This included the adjustment of global office and production workforces in response to near-term decreased demand levels and reduced cash compensation to executives.

–	Supply Chain - Established a task force to identify and mitigate supply chain disruption risk and ensure continuity of business operations and customer support.

–
Liquidity and Cash Flow - Reduced capital expenditures for the remainder of year, enhanced working capital reduction initiatives, deferred near-term acquisition and business development related investments, and discontinued the Middleby share repurchase program.

–
COVID-19 Product Introductions - Developed and launched products addressing COVID-19 needs, including sterilization units for N95 masks, mobile and touchless handwashing stations, plexiglass safety shields for restaurants and retail locations, mobile foodservice stations, and hand and cleaning sanitizer produced at our most recent acquired company Deutche.

The company believes that these aggressive cost reduction and liquidity preservation actions serve to position us appropriately and provide additional operating and financial flexibility to successfully navigate this uncertain environment.

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Mar 28, 2020		Mar 30, 2019
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$443,124	65.4%	$457,531	66.6%
Food Processing	104,266	15.4	92,474	13.5
Residential Kitchen	130,069	19.2	136,797	19.9
Total	$677,459	100.0%	$686,802	100.0%

Results of Operations
 The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended
	Mar 28, 2020	Mar 30, 2019
Net sales	100.0%	100.0%
Cost of sales	63.1	62.5
Gross profit	36.9	37.5
Selling, general and administrative expenses	21.2	22.7
Restructuring	0.1	—
Income from operations	15.6	14.8
Interest expense and deferred financing amortization, net	2.4	3.0
Net periodic pension benefit (other than service costs)	(1.5)	(1.1)
Other expense (income), net	0.5	(0.2)
Earnings before income taxes	14.2	13.1
Provision for income taxes	3.3	3.0
Net earnings	10.9%	10.1%

Three Months Ended March 28, 2020 as compared to Three Months Ended March 30, 2019

NET SALES. Net sales for the three months period ended March 28, 2020 decreased by $9.3 million or 1.4% to $677.5 million as compared to $686.8 million in the three months period ended March 30, 2019. Net sales increased by $36.0 million, or 5.2%, from the fiscal 2019 acquisitions of Cooking Solutions Group, Powerhouse, Ss Brewtech, Pacproinc, Brava and Synesso and fiscal 2020 acquisitions of RAM and Deutsche. Excluding acquisitions, net sales decreased $45.3 million, or 6.6%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended March 28, 2020 decreased net sales by approximately $4.4 million or 0.6%. Excluding the impact of foreign exchange and acquisitions, sales decreased 5.9%, including a net sales decrease of 8.7% at the Commercial Foodservice Equipment Group, a net sales increase of 6.1% at the Food Processing Equipment Group and a net sales decrease of 5.0% at the Residential Kitchen Equipment Group.

•
Net sales of the Commercial Foodservice Equipment Group decreased by $14.4 million, or 3.1%, to $443.1 million in the three months period ended March 28, 2020, as compared to $457.5 million in the prior year period. Net sales from the acquisitions of Cooking Solutions Group, Powerhouse, Ss Brewtech, Synesso, RAM, and Deutsche, which were acquired on April 1, 2019, April 1, 2019, June 15, 2019, November 27, 2019, January 13, 2020, and March 2, 2020, respectively, accounted for an increase of $28.0 million during the three months period ended March 28, 2020. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group decreased $42.4 million, or 9.3%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales decreased $39.6 million or 8.7% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $6.2 million, or 2.1%, to $306.5 million, as compared to $300.3 million in the prior year period. The decline in domestic sales reflects the challenging market conditions and impacts of COVID-19 late in the quarter. This includes an increase of $24.8 million from recent acquisitions. Excluding the acquisitions, the net decrease in domestic sales was $18.6 million, or 6.2%. International sales decreased $20.6 million, or 13.1%, to $136.6 million, as compared to $157.2 million in the prior year period. This includes an increase of $3.2 million from the recent acquisitions and a decrease of $2.8 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales decrease in international sales was $21.0 million, or 13.4%. The decrease in international revenues reflects the continuation of challenging market conditions seen in 2019 and declines in sales in the Asian and European markets as a result of the outbreak of COVID-19.

•
Net sales of the Food Processing Equipment Group increased by $11.8 million, or 12.8%, to $104.3 million in the three months period ended March 28, 2020, as compared to $92.5 million in the prior year period. Excluding the impact of foreign exchange and the acquisition of Pacproinc, acquired July 16, 2019, net sales increased $5.6 million, or 6.1% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $15.3 million, or 26.6%, to $72.9 million, as compared to $57.6 million in the prior year period. The increase in domestic sales reflects growth in protein equipment sales. Excluding the acquisition, the net increase in domestic sales was $8.8 million, or 15.3%. International sales decreased $3.5 million, or 10.0%, to $31.4 million, as compared to $34.9 million in the prior year period. Excluding acquisitions and foreign exchange, the net sales decrease in international sales was $3.2 million, or 9.2%.

•
Net sales of the Residential Kitchen Equipment Group decreased by $6.7 million, or 4.9%, to $130.1 million in the three months period ended March 28, 2020, as compared to $136.8 million in the prior year period. Excluding the impact of foreign exchange and the acquisition of Brava, acquired November 19, 2019, net sales decreased $6.9 million, or 5.0% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $1.7 million, or 2.0%, to $85.1 million, as compared to $83.4 million in the prior year period. Excluding the acquisition, the net increase in domestic sales was $0.7 million, or 0.8%. International sales decreased $8.4 million or 15.7% to $45.0 million, as compared to $53.4 million in the prior year period. This includes an unfavorable impact of exchange rates of $0.8 million. Excluding foreign exchange, the net sales decrease in international sales was $7.6 million, or 14.2%. The decrease in international revenues reflects decline of sales in the European market as a result of Brexit and the outbreak of COVID-19.

GROSS PROFIT. Gross profit decreased to $250.2 million in the three months period ended March 28, 2020 from $257.3 million in the prior year period, primarily reflecting lower sales volumes, lower margins at recent acquisitions and the unfavorable impact of foreign exchanges rates of $1.4 million. The gross margin rate was 37.5% in the three months period ended March 30, 2019 as compared to 36.9% in the current year period.

•
Gross profit at the Commercial Foodservice Equipment Group decreased by $7.4 million, or 4.3%, to $165.3 million in the three months period ended March 28, 2020, as compared to $172.7 million in the prior year period. Gross profit from the acquisitions of Cooking Solutions Group, Powerhouse, Ss Brewtech, Synesso, RAM, and Deutsche increased gross profit by $7.4 million. Excluding acquisitions, gross profit decreased by $14.8 million primarily related to lower sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $0.8 million. The gross margin rate decreased to 37.3%, as compared to 37.7% in the prior year period. The gross margin rate excluding acquisitions and the impact of foreign exchange was 38.0%.

•
Gross profit at the Food Processing Equipment Group increased by $3.7 million, or 11.4%, to $36.1 million in the three months period ended March 28, 2020, as compared to $32.4 million in the prior year period. Excluding acquisitions, gross profit increased by $1.5 million. The impact of foreign exchange rates decreased gross profit by approximately $0.3 million. The gross profit margin rate decreased to 34.6%, as compared to 35.0% in the prior year period. The gross margin rate excluding acquisitions and the impact of foreign exchange was 34.9%.

•
Gross profit at the Residential Kitchen Equipment Group decreased by $4.5 million, or 8.4%, to $48.8 million in the three months period ended March 28, 2020, as compared to $53.3 million in the prior year period. The impact of foreign exchange rates decreased gross profit by approximately $0.3 million. The gross margin rate decreased to 37.5%, as compared to 39.0% in the prior year period, primarily related to lower sales volumes and the impact of facility consolidations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses decreased from $155.9 million in the three months period ended March 30, 2019 to $143.9 million in the three months period ended March 28, 2020.  As a percentage of net sales, selling, general, and administrative expenses were 22.7% in the three months period ended March 30, 2019, as compared to 21.2% in the three months period ended March 28, 2020.

Selling, general and administrative expenses reflect increased costs of $10.7 million associated with acquisitions, including $2.1 million of intangible amortization expense. Selling, general and administrative expenses decreased $8.6 million related to compensation costs, $4.0 million related to professional fees, $2.2 million related to convention costs and $1.1 million related to favorable impact of foreign exchange rates. The prior year period expenses also included $10.1 million related to the transition costs with respect to the former Chairman and CEO upon his retirement in February 2019. The decreases were partially offset by a $3.1 million increase related to higher non-cash share-based compensation.

RESTRUCTURING EXPENSES. Restructuring expenses increased $0.5 million from $0.3 million in the three months period ended March 30, 2019 to $0.8 million in the three months period ended March 28, 2020. Restructuring expenses related primarily to headcount reductions and cost reduction initiatives related to facility consolidations at the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $15.7 million in the three months period ended March 28, 2020, as compared to $20.5 million in the prior year period, reflecting a reduction in the average interest rates under the Credit Facility. Net periodic pension benefit (other than service costs) increased $2.3 million to $10.1 million in the three months period ended March 28, 2020 from $7.8 million in the prior year period, related to the decrease in discount rate used to calculate the interest cost and higher expected returns on assets driven by higher asset values at the end of fiscal 2019. Other expense was $3.3 million in the three months period ended March 28, 2020, as compared to other income of $1.4 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $22.7 million, at an effective rate of 23.5%, was recorded during the three months period ended March 28, 2020, as compared to $20.7 million at an effective rate of 23.1%, in the prior year period. The lower rate in the current year is primarily due to lower non-deductible costs and lower U.S. taxes on foreign earnings. The effective rates in 2020 and 2019 are higher than the federal tax rate of 21% primarily due to state taxes.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. As of March 28, 2020, CARES did not have a material impact on the company's financial statements.

Financial Condition and Liquidity
During the three months ended March 28, 2020, cash and cash equivalents increased by $286.5 million to $381.0 million at March 28, 2020 from $94.5 million at December 28, 2019. Borrowings increased from $1.9 billion to $2.2 billion at December 28, 2019 and March 28, 2020, respectively, since the company maintained higher cash balances as a result of the uncertainty due to the COVID-19 pandemic.
OPERATING ACTIVITIES. Net cash provided by operating activities was $87.1 million for the three months ended March 28, 2020, compared to $33.9 million for the three months ended March 30, 2019.

During three months ended March 28, 2020, net cash used to fund changes in assets and liabilities amounted to $16.0 million. This resulted from the timing of payments and collections largely attributable to reduction in sales volumes at the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group, as well as seasonal inventory increases. Changes also included a $45.9 million decrease in accrued expenses and other non-current liabilities including impacts from the timing of payments made for various customer programs and compensation programs.
INVESTING ACTIVITIES. During the three months ended March 28, 2020, net cash used for investing activities amounted to $39.2 million. This included $30.0 million for the 2020 acquisitions of RAM and Deutsche and $9.2 million primarily associated with additions and upgrades of production equipment, manufacturing facilities and residential and commercial showrooms, net proceeds from the sale of property.
FINANCING ACTIVITIES. Net cash flows provided by financing activities were $245.1 million during the three months ended March 28, 2020. On January 31, 2020, the company entered into an amended and restated five-year, $3.5 billion multi-currency senior secured credit agreement.  The company’s borrowing activities during the quarter included $326.5 million of net proceeds under its credit agreement, as we maintained higher cash balances as a result of uncertainty due to the COVID-19 pandemic. The company also incurred $7.6 million of debt issuance costs to amend the credit agreement.
Additionally, the company repurchased $74.6 million of Middleby common shares during the three months ended March 28, 2020. This was comprised of $4.9 million to repurchase 59,374 shares of Middleby common stock that were surrendered to the company for withholding taxes related to restricted stock vestings during the quarter and $69.7 million used to repurchase 896,965 shares of its common stock under a repurchase program.
At March 28, 2020, the company was in compliance with all covenants pursuant to its borrowing agreements. The company has run various scenarios to estimate the impact of the COVID-19 pandemic and continues to believe that its future cash generated from operations, together with its capacity under its Credit Facility and its cash on hand, will provide adequate resources to meet its working capital needs and cash requirements for at least the next 12 months. The company expects to be in compliance with the financial covenants in its Credit Facility; however, given the uncertainty of conditions for the remainder of 2020, the company will aggressively monitor and assess whether compliance is at substantial risk and may warrant further actions with banking partners. The company believes any necessary actions would result in the ability to achieve subsequent compliance and avoidance of default under its borrowing agreements.

Recently Issued Accounting Standards

See Part 1, Notes to Condensed Consolidated Financial Statements, Note 4 - Recent Issued Accounting Standards.
Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations are based upon the company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and any such differences could be material to the company's consolidated financial statements. There have been no changes in the company's critical accounting policies, which include revenue recognition, inventories, goodwill and other intangibles, pensions benefits, and income taxes, as discussed in the company's Annual Report on Form 10-K for the year ended December 28, 2019 (the “2019 Annual Report on Form 10-K”) other than those described below.

During the three months period ended March 28, 2020, the company adopted ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350)". The amendments simplify the subsequent measurement of goodwill, by removing the second step of the goodwill impairment test. The company's qualitative assessment of goodwill impairment remains consistent; however, in the case of an impairment, the company will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period coinciding with the end of the company's Fiscal First Quarter	Variable Rate Debt

2021	$21,933
2022	19,134
2023	18,986
2024	18,842
2025 and thereafter	2,120,192
$2,199,087
On January 31, 2020, the company entered into an amended and restated five-year, $3.5 billion multi-currency senior secured credit agreement (the "Credit Facility"). The Credit Facility amends the company's pre-existing $3.0 billion credit facility, which had an original maturity of July 2021. The Credit Facility consists of (i) a $750.0 million term loan facility and (ii) a $2.75 billion multi-currency revolving credit facility, with the potential under certain circumstances, to increase the amount of the credit facility to up to a total of $4.0 billion (plus additional amounts, subject to compliance with a senior secured net leverage ratio). The Credit Facility matures on January 31, 2025. The term loan facility will amortize in equal quarterly installments due on the last day of each fiscal quarter, commencing with the first full fiscal quarter after January 31, 2020, in an aggregate annual amount equal to 2.50% of the original aggregate principal amount of the term loan facility, with the balance, plus any accrued interest, due and payable on January 31, 2025.
As of March 28, 2020, the company had $1.4 billion of borrowings outstanding under the revolving credit facility, including $1.4 billion of borrowings in U.S. Dollars and $47.1 million of borrowings denominated in Euro and $750.0 million outstanding under the term loan. The company also had $13.2 million in outstanding letters of credit as of March 28, 2020, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $1.3 billion at March 28, 2020.
At March 28, 2020, borrowings under the Credit Facility accrued interest at a rate of 1.625% above LIBOR per annum or 0.625% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum on the debt under the Credit Facility was equal to 2.41% at the end of the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.25% per annum as of March 28, 2020.
The term loan facility had an average interest rate per annum of 3.19% as of March 28, 2020.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At March 28, 2020, these foreign credit facilities amounted to $3.8 million in U.S. Dollars with a weighted average per annum interest rate of approximately 5.32%.
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the revolving credit line. At March 28, 2020, the company had outstanding floating-to-fixed interest rate swaps totaling $51.0 million notional amount carrying an average interest rate of 1.27% maturing in less than 12 months and $1,062.0 million notional amount carrying an average interest rate of 2.02% that mature in more than 12 months but less than 84 months.
The Credit Facility matures on January 31, 2025, and accordingly has been classified as a long-term liability with a portion of the term loan facility classified as a short-term liability on the condensed consolidated balance sheet.
The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 4.00 to 1.00, which may be adjusted to 4.50 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At March 28, 2020, the company was in compliance with all covenants pursuant to its borrowing agreements.
The company was in compliance with all covenants pursuant to its borrowing agreements. The company has run various scenarios to estimate the impact of the COVID-19 pandemic and continues to believe that its future cash generated from operations, together with its capacity under its Credit Facility and its cash on hand, will provide adequate resources to meet its working capital needs and cash requirements for at least the next 12 months. The company expects to be in compliance with the financial covenants in its Credit Facility; however, given the uncertainty of conditions for the remainder of 2020, the company will aggressively monitor and assess whether compliance is at substantial risk and may warrant further actions with banking partners. The company believes any necessary actions would result in the ability to achieve subsequent compliance and avoidance of default under its borrowing agreements.
Financing Derivative Instruments
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of March 28, 2020, the fair value of these instruments was a liability of $57.8 million. The change in fair value of these swap agreements in the first three months of 2020 was a loss of $25.2 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a loss of $1.3 million at the end of the first quarter of 2020.

The company accounts for its derivative financial instruments in accordance with ASC 815, "Derivatives and Hedging". In accordance with ASC 815, these instruments are recognized on the balance sheet as either an asset or a liability measured at fair value. Changes in the market value and the related foreign exchange gains and losses are recorded in the statement of earnings.

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
As of March 28, 2020, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended March 28, 2020, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended March 28, 2020, except as follows:
Item 1A. Risk Factors

The risk factors disclosed in the 2019 Annual Report on Form 10-K should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended March 28, 2020 and should not be limited to those referenced. The below information details changes that have occurred to the previously disclosed risk factors in the 2019 Annual Report on Form 10-K. Except for such additional information, the company believes there have been no material changes from the risk factors previously disclosed in the 2019 Annual Report on Form 10-K.

The COVID-19 pandemic has, and likely will continue to, adversely impact and pose risks to the company, the nature and extent of which are highly uncertain and unpredictable.

The company is monitoring the global outbreak of the COVID-19 pandemic and taking steps to mitigate the risks posed by its spread, including working with its customers, employees, suppliers and other stakeholders. The pandemic is adversely affecting, and is expected to continue to adversely affect, the company's financial results, condition and outlook. Certain elements of the company's business (including its supply chain, distribution systems, production levels and research and development activities) and operations have been negatively impacted due to significant portions of the company's workforce being unable to work effectively due to quarantines, government orders and guidance, facility closures, illness, travel restrictions, implementation of precautionary measures and other restrictions. The company also has experienced, and expects to continue to experience, unpredictable volatility in demand given disruptions in global health, economic and market conditions, consumer behavior and global restaurant operations. If the pandemic continues and conditions worsen, the company expects to experience additional adverse impacts on operational and commercial activities, costs, customer orders and purchases and collections of accounts receivable, which may be material, and the extent of these exposures remains uncertain even if conditions begin to improve. The pandemic has also increased the risk related to the company's ability to ensure business continuity during a potential disruption, including increased cybersecurity attacks related to the work-from-home environment. Furthermore, the pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates, all of which could continue to negatively impact the company. Due to the speed with which the situation is developing, the global breadth of the pandemic's spread and the range of governmental and community reactions, there is uncertainty around the pandemic's duration, ultimate impact and the timing of recovery. Therefore, the pandemic could lead to an extended disruption of economic activity and the impact on the company's consolidated results of operations, financial position and cash flows could be material. In addition, the continuation or a resurgence of the pandemic could exacerbate the other risk factors identified in the "Risk Factors" section of the 2019 Annual Report on Form 10K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
December 29 to January 25, 2020	—	$—	—	2,373,800
January 26 to February 22, 2020	—	—	—	2,373,800
February 23 to March 28, 2020	896,965	77.70	896,965	1,476,835
Quarter ended March 28, 2020	896,965	$77.70	896,965	1,476,835
(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. As of March 28, 2020, the total number of shares authorized for repurchase under the program is 2,500,000. As of March 28, 2020, 1,023,165 shares had been purchased under the 2017 stock repurchase program.

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

Exhibit 101 –
Financial statements on Form 10-Q for the quarter ended March 28, 2020, filed on May 7, 2020, formatted in Inline Extensive Business Reporting Language (iXBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

Exhibit 104 –	Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	May 7, 2020	By:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer