Form 10-Q
period 2020-06-27
MIDDLEBY CORP
filed 2020-08-06
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 27, 2020
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
As of July 31, 2020, there were 55,617,662 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION

QUARTER ENDED JUNE 27, 2020

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Jun 27, 2020	Dec 28, 2019
Current assets:
Cash and cash equivalents	$649,720	$94,500
Accounts receivable, net of reserve for doubtful accounts of $20,382 and $14,886	313,084	447,612
Inventories, net	608,484	585,699
Prepaid expenses and other	66,237	61,224
Prepaid taxes	13,741	20,161
Total current assets	1,651,266	1,209,196
Property, plant and equipment, net of accumulated depreciation of $212,923 and $197,629	343,369	352,145
Goodwill	1,841,684	1,849,747
Other intangibles, net of amortization of $368,647 and $333,507	1,429,802	1,443,381
Long-term deferred tax assets	32,787	36,932
Other assets	115,793	110,742
Total assets	$5,414,701	$5,002,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$23,971	$2,894
Accounts payable	124,995	173,693
Accrued expenses	355,587	416,550
Total current liabilities	504,553	593,137
Long-term debt	2,372,945	1,870,246
Long-term deferred tax liability	133,324	133,500
Accrued pension benefits	255,169	289,086
Other non-current liabilities	209,193	169,360
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 63,518,604 and 63,129,775 shares issued in 2020 and 2019, respectively	145	145
Paid-in capital	406,640	387,402
Treasury stock, at cost; 7,943,989 and 6,940,089 shares in 2020 and 2019	(528,111)	(451,262)
Retained earnings	2,456,403	2,361,462
Accumulated other comprehensive loss	(395,560)	(350,933)
Total stockholders' equity	1,939,517	1,946,814
Total liabilities and stockholders' equity	$5,414,701	$5,002,143

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jun 27, 2020	Jun 29, 2019	Jun 27, 2020	Jun 29, 2019
Net sales	$471,977	$761,004	$1,149,436	$1,447,806
Cost of sales	318,851	474,525	746,120	904,015
Gross profit	153,126	286,479	403,316	543,791
Selling, general and administrative expenses	111,824	144,631	255,766	300,540
Restructuring expenses	2,184	2,241	3,018	2,583
Income from operations	39,118	139,607	144,532	240,668
Interest expense and deferred financing amortization, net	21,750	21,968	37,463	42,488
Net periodic pension benefit (other than service costs)	(9,766)	(7,297)	(19,855)	(15,058)
Other expense (income), net	382	(520)	3,708	(1,933)
Earnings before income taxes	26,752	125,456	123,216	215,171
Provision for income taxes	5,590	33,246	28,275	53,948
Net earnings	$21,162	$92,210	$94,941	$161,223

Net earnings per share:
Basic	$0.39	$1.66	$1.72	$2.90
Diluted	$0.39	$1.66	$1.72	$2.90
Weighted average number of shares
Basic	54,935	55,660	55,165	55,630
Dilutive common stock equivalents	22	—	12	—
Diluted	54,957	55,660	55,177	55,630
Comprehensive income	$35,862	$70,895	$50,314	$135,961

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, March 28, 2020	$145	$395,442	$(525,862)	$2,435,241	$(410,260)	$1,894,706
Net earnings	—	—	—	21,162	—	21,162
Currency translation adjustments	—	—	—	—	19,852	19,852
Change in unrecognized pension benefit costs, net of tax of $(532)	—	—	—	—	(2,491)	(2,491)
Unrealized loss on interest rate swap, net of tax of $(964)	—	—	—	—	(2,661)	(2,661)
Stock compensation	—	4,963	—	—	—	4,963
Stock issuance	—	6,235	—	—	—	6,235
Purchase of treasury stock	—	—	(2,249)	—	—	(2,249)
Balance, June 27, 2020	$145	$406,640	$(528,111)	$2,456,403	$(395,560)	$1,939,517

Balance, December 28, 2019	$145	$387,402	$(451,262)	$2,361,462	$(350,933)	$1,946,814
Net earnings	—	—	—	94,941	—	94,941
Currency translation adjustments	—	—	—	—	(29,064)	(29,064)
Change in unrecognized pension benefit costs, net of tax of $2,591	—	—	—	—	12,317	12,317
Unrealized loss on interest rate swap, net of tax of $(10,263)	—	—	—	—	(27,880)	(27,880)
Stock compensation	—	9,122	—	—	—	9,122
Stock issuance	—	10,116	—	—	—	10,116
Purchase of treasury stock	—	—	(76,849)	—	—	(76,849)
Balance, June 27, 2020	$145	$406,640	$(528,111)	$2,456,403	$(395,560)	$1,939,517

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, March 30, 2019	$145	$378,488	$(450,386)	$2,078,235	$(280,423)	$1,726,059
Net earnings	—	—	—	92,210	—	92,210
Currency translation adjustments	—	—	—	—	(12,445)	(12,445)
Change in unrecognized pension benefit costs, net of tax of $1,081	—	—	—	—	5,254	5,254
Unrealized gain on interest rate swap, net of tax of $(4,846)	—	—	—	—	(14,124)	(14,124)
Stock compensation	—	265	—	—	—	265
Stock issuance	—	1,850	—	—	—	1,850
Purchase of treasury stock	—	—	(818)	—	—	(818)
Balance, June 29, 2019	$145	$380,603	$(451,204)	$2,170,445	$(301,738)	$1,798,251

Balance, December 29, 2018	$145	$377,419	$(445,118)	$2,009,233	$(276,476)	$1,665,203
Net earnings	—	—	—	161,223	—	161,223
Adoption of ASU 2017-12 (1)	—	—	—	(11)	11	—
Currency translation adjustments	—	—	—	—	(1,762)	(1,762)
Change in unrecognized pension benefit costs, net of tax of $(71)	—	—	—	—	(9)	(9)
Unrealized loss on interest rate swap, net of tax of $(8,023)	—	—	—	—	(23,502)	(23,502)
Stock compensation	—	1,334	—	—	—	1,334
Stock issuance	—	1,850	—	—	—	1,850
Purchase of treasury stock	—	—	(6,086)	—	—	(6,086)
Balance, June 29, 2019	$145	$380,603	$(451,204)	$2,170,445	$(301,738)	$1,798,251

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

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	Jun 27, 2020	Jun 29, 2019
Cash flows from operating activities--
Net earnings	$94,941	$161,223
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	54,210	50,135
Non-cash share-based compensation	9,122	1,334
Deferred income taxes	11,975	10,057
Net periodic pension benefit (other than service costs)	(19,855)	(15,058)
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	137,208	934
Inventories, net	(11,398)	(65,154)
Prepaid expenses and other assets	13,707	(8,255)
Accounts payable	(54,169)	(4,561)
Accrued expenses and other liabilities	(70,981)	(29,065)
Net cash provided by operating activities	164,760	101,590
Cash flows from investing activities--
Net additions to property, plant and equipment	(22,712)	(21,630)
Proceeds on sale of property, plant and equipment	9,381	—
Acquisitions, net of cash acquired	(29,850)	(167,089)
Net cash used in investing activities	(43,181)	(188,719)
Cash flows from financing activities--
Proceeds under Credit Facility	2,547,306	313,107
Repayments under Credit Facility	(2,025,355)	(209,484)
Net proceeds under international credit facilities	2,989	254
Net repayments under other debt arrangement	(23)	(175)
Payments of deferred purchase price	(2,145)	(446)
Repurchase of treasury stock	(76,849)	(6,086)
Debt issuance costs	(7,592)	—
Net cash provided by financing activities	438,331	97,170
Effect of exchange rates on cash and cash equivalents	(4,690)	(55)
Changes in cash and cash equivalents--
Net increase in cash and cash equivalents	555,220	9,986
Cash and cash equivalents at beginning of year	94,500	71,701
Cash and cash equivalents at end of period	$649,720	$81,687

See accompanying notes

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2020
(Unaudited)
1)Summary of Significant Accounting Policies
a)Basis of Presentation
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
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of June 27, 2020 and December 28, 2019, the results of operations for the three and six months ended June 27, 2020 and June 29, 2019, cash flows for the six months ended June 27, 2020 and June 29, 2019 and statement of stockholders' equity for the three and six months ended June 27, 2020 and June 29, 2019.
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
b)Non-Cash Share-Based Compensation
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $5.0 million and $0.3 million for the three months period ended June 27, 2020 and June 29, 2019, respectively. Non-cash share-based compensation expense was $9.1 million and $1.3 million for the six months period ended June 27, 2020 and June 29, 2019, respectively.
c)Income Taxes
A tax provision of $5.6 million, at an effective rate of 20.9% was recorded during the three months period ended June 27, 2020, as compared to a $33.2 million tax provision at an effective rate of 26.5% in the prior year period. A tax provision of $28.3 million, at an effective rate of 22.9%, was recorded during the six months period ended June 27, 2020, as compared to a $53.9 million tax provision at a 25.1% effective rate in the prior year period. The effective tax rates in 2020 are lower than the comparable prior year rates primarily due to a reduction in non-deductible costs.

d)Fair Value Measures
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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of June 27, 2020
Financial Liabilities:
Interest rate swaps	$—	$61,433	$—	$61,433
Contingent consideration	$—	$—	$10,880	$10,880
Foreign exchange derivative contracts	—	1,036	—	$1,036

As of December 28, 2019
Financial Assets:
Interest rate swaps	$—	$1,830	$—	$1,830

Financial Liabilities:
Interest rate swaps	$—	$25,120	$—	$25,120
Contingent consideration	$—	$—	$6,697	$6,697
Foreign exchange derivative contracts	$—	$901	$—	$901
The contingent consideration as of June 27, 2020 and December 28, 2019, relates to the earnout provisions recorded in conjunction with various purchase agreements. The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings, as defined in the respective purchase agreement. On a quarterly basis, the company assesses the projected results for each acquired business in comparison to the earnout targets and adjusts the liability accordingly.
E) Consolidated Statements of Cash Flows
Cash paid for interest was $32.9 million and $42.0 million for the six months ended June 27, 2020 and June 29, 2019, respectively. Cash payments totaling $8.0 million and $41.3 million were made for income taxes for the six months ended June 27, 2020 and June 29, 2019, respectively.

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

Other 2019 Acquisitions
During 2019, the company completed various other acquisitions that were not individually material. The estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition dates for the other 2019 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$2,683	$(10)	$2,673
Current assets	21,525	1,016	22,541
Property, plant and equipment	8,920	(166)	8,754
Goodwill	99,838	(9,550)	90,288
Other intangibles	64,019	9,200	73,219
Long-term deferred tax asset	1,288	1,428	2,716
Other assets	137	854	991
Current liabilities	(20,437)	(348)	(20,785)
Other non-current liabilities	(6,170)	(3,229)	(9,399)

Consideration paid at closing	$171,803	$(805)	$170,998

Deferred payments	2,404	—	2,404
Contingent consideration	4,258	2,700	6,958

Net assets acquired and liabilities assumed	$178,465	$1,895	$180,360
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
The goodwill and $32.7 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $28.8 million allocated to customer relationships, $10.3 million allocated to developed technology and $1.4 million allocated to backlog, which are being amortized over periods of 2 to 10 years, 5 to 7 years, and 3 months, respectively. Goodwill of $42.6 million and other intangibles of $35.5 million of the companies are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Goodwill of $34.9 million and other intangibles of $30.1 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Goodwill of $12.8 million and other intangibles of $7.6 million are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Of these assets, goodwill of $79.5 million and intangibles of $62.6 million are expected to be deductible for tax purposes.
Two purchase agreements include deferred payments and earnout provisions providing for contingent payments due to the sellers to the extent certain financial targets are exceeded. The deferred payments are payable between 2020 and 2022. The contractual obligations associated with the deferred payments on the acquisition dates amount to $2.4 million. The earnouts are payable between 2021 and 2030, if the companies exceed certain sales and earnings targets. The contractual obligations associated with the contingent earnout provisions recognized on the acquisition dates amount to $7.0 million.
The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the company is waiting for additional information necessary to finalize those fair values for various 2019 acquisitions. Thus, the provisional measurements of fair value set forth above are subject to change. The company expects to complete the purchase price allocations during 2020.

2020 Acquisitions
As of June 27, 2020, the company has completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition dates for the acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$2,347	$—	$2,347
Current assets	31,089	(12,719)	18,370
Property, plant and equipment	1,032	(241)	791
Goodwill	12,776	333	13,109
Other intangibles	16,484	—	16,484
Other assets	1,708	—	1,708
Current liabilities	(30,005)	12,627	(17,378)
Other non-current liabilities	(3,070)	—	(3,070)

Consideration paid at closing	$32,361	$—	$32,361

Deferred payments	1,250	—	1,250
Contingent consideration	1,774	—	1,774

Net assets acquired and liabilities assumed	$35,385	$—	$35,385
The goodwill and $9.0 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $5.3 million allocated to customer relationships, $0.2 million allocated to developed technology and $2.0 million allocated to backlog, which are being amortized over periods of 7 years, 7 years, and 9 months, respectively. Goodwill of $13.1 million and other intangibles of $16.5 million of the companies are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes and are expected to be deductible for tax purposes.
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

Pro Forma Financial Information

In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the six months ended June 27, 2020 and June 29, 2019, assumes the 2019 and 2020 acquisitions described above were completed on December 30, 2018 (first day of fiscal year 2019). The following pro forma results include adjustments to reflect amortization of intangibles associated with the acquisition and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Six Months Ended
	June 27, 2020	June 29, 2019
Net sales	$1,151,957	$1,520,365
Net earnings	96,987	147,786

Net earnings per share:
Basic	$1.76	$2.66
Diluted	$1.76	$2.66

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Three Months Ended June 27, 2020
United States and Canada	$195,899	$72,762	$81,724	$350,385
Asia	27,548	6,110	900	34,558
Europe and Middle East	39,852	19,104	21,506	80,462
Latin America	4,201	3,587	(1,216)	6,572
Total	$267,500	$101,563	$102,914	$471,977

Six Months Ended June 27, 2020
United States and Canada	$502,409	$145,644	$166,798	$814,851
Asia	65,072	13,749	1,878	80,699
Europe and Middle East	119,584	38,451	64,971	223,006
Latin America	23,559	7,985	(664)	30,880
Total	$710,624	$205,829	$232,983	$1,149,436

Three Months Ended June 29, 2019
United States and Canada	$357,718	$58,100	$100,472	$516,290
Asia	52,031	8,054	1,467	61,552
Europe and Middle East	85,962	25,881	47,006	158,849
Latin America	17,568	5,818	927	24,313
Total	$513,279	$97,853	$149,872	$761,004

Six Months Ended June 29, 2019
United States and Canada	$657,993	$115,689	$183,830	$957,512
Asia	100,324	16,736	2,865	119,925
Europe and Middle East	175,858	46,499	97,621	319,978
Latin America	36,635	11,403	2,353	50,391
Total	$970,810	$190,327	$286,669	$1,447,806

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Jun 27, 2020	Dec 28, 2019
Contract assets	$25,394	$22,675
Contract liabilities	$81,504	$74,511
Non-current contract liabilities	$11,305	$12,870

During the six months period ended June 27, 2020, the company reclassified $9.5 million to receivables, which was included in the contract asset balance at the beginning of the period. During the six months period ended June 27, 2020, the company recognized revenue of $47.1 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $66.5 million during the six months period ended June 27, 2020. The increase in contract liabilities primarily relates to companies acquired during the six months period ended June 27, 2020. Substantially, all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during the six months period ended June 27, 2020.

6) Other Comprehensive Income
The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income".
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of December 28, 2019	$(105,705)	$(228,336)	$(16,892)	$(350,933)
Other comprehensive income before reclassification	(29,064)	12,317	(33,141)	(49,888)
Amounts reclassified from accumulated other comprehensive income	—	—	5,261	5,261
Net current-period other comprehensive income	$(29,064)	$12,317	$(27,880)	$(44,627)
Balance as of June 27, 2020	$(134,769)	$(216,019)	$(44,772)	$(395,560)

Balance as of December 29, 2018	$(112,771)	$(170,938)	$7,233	$(276,476)
Adoption of ASU 2017-12 (2)	—	—	11	11
Other comprehensive income before reclassification	(1,762)	(9)	(21,952)	(23,723)
Amounts reclassified from accumulated other comprehensive income	—	—	(1,550)	(1,550)
Net current-period other comprehensive income	$(1,762)	$(9)	$(23,491)	$(25,262)
Balance as of June 29, 2019	$(114,533)	$(170,947)	$(16,258)	$(301,738)
        (1) As of June 27, 2020, pension and interest rate swap amounts are net of tax of $(46.0) million and $(16.2) million, respectively. During the six months ended June 27, 2020, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $2.6 million and $(10.3) million, respectively. As of June 29, 2019 pension and interest rate swap amounts are net of tax of $(36.8) million and $(5.5) million, respectively. During the six months ended June 29, 2019, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $(0.1) million and $(8.0) million, respectively.
        (2) As of December 30, 2018, the company adopted ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" using the modified retrospective method. The adoption of this guidance resulted in the recognition of less than $0.1 million as an adjustment to the opening balance of retained earnings.
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jun 27, 2020	Jun 29, 2019	Jun 27, 2020	Jun 29, 2019
Net earnings	$21,162	$92,210	$94,941	$161,223
Currency translation adjustment	19,852	(12,445)	(29,064)	(1,762)
Pension liability adjustment, net of tax	(2,491)	5,254	12,317	(9)
Unrealized loss on interest rate swaps, net of tax	(2,661)	(14,124)	(27,880)	(23,491)
Comprehensive income	$35,862	$70,895	$50,314	$135,961

7) Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at June 27, 2020 and December 28, 2019 are as follows (in thousands):

	Jun 27, 2020	Dec 28, 2019
Raw materials and parts	$300,792	$277,394
Work-in-process	61,856	58,663
Finished goods	245,836	249,642
	$608,484	$585,699
8) Goodwill
Changes in the carrying amount of goodwill for the six months ended June 27, 2020 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 28, 2019	$1,153,552	$257,679	$438,516	$1,849,747
Goodwill acquired during the year	13,109	—	—	13,109
Measurement period adjustments to goodwill acquired in prior year	(55)	(8,732)	3,336	(5,451)
Exchange effect	(2,686)	400	(13,435)	(15,721)
Balance as of June 27, 2020	$1,163,920	$249,347	$428,417	$1,841,684

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

As a result of the company's analysis, and in consideration of the totality of events and circumstances, there were no triggering events requiring an interim goodwill impairment assessment identified during the six months period ended June 27, 2020.

Additionally, for the assessment of indefinite-life intangible assets other than goodwill, primarily trademarks and trade names, the company identified several trademarks and trade names with indicators of potential risk for impairment and performed quantitative assessments. The fair values of the trademarks tested exceeded their carrying values by more than 10%. As a result, no impairment charges for goodwill and indefinite-lived intangible assets were recorded during the six months period ended June 27, 2020.

9) Intangibles

Intangible assets consist of the following (in thousands):

	June 27, 2020			December 28, 2019
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	8.8	$727,586	$(315,960)	9.2	$717,397	$(283,846)
Backlog	0.6	31,336	(29,541)	1.3	29,426	(28,283)
Developed technology	4.3	34,324	(23,146)	5.2	32,999	(21,378)
		$793,246	$(368,647)		$779,822	$(333,507)
Indefinite-lived assets:
Trademarks and tradenames		$1,005,203			$997,066

The aggregate intangible amortization expense was $17.6 million and $14.7 million for the three months period ended June 27, 2020 and June 29, 2019, respectively. The aggregate intangible amortization expense was $34.5 million and $30.8 million for the six months period ended June 27, 2020 and June 29, 2019, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Twelve Month Period coinciding with the end of the company's Fiscal Second Quarter	Amortization Expense

2021	$66,606
2022	61,875
2023	56,171
2024	48,743
2025	37,113
Thereafter	154,091
$424,599

10) Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Jun 27, 2020	Dec 28, 2019
Contract liabilities	$81,504	$74,511
Accrued warranty	62,494	66,374
Accrued payroll and related expenses	57,607	81,541
Accrued short-term leases	22,830	21,827
Accrued customer rebates	22,372	51,709
Accrued sales and other tax	13,653	19,862
Accrued product liability and workers compensation	13,029	15,164
Accrued professional fees	12,864	13,368
Accrued agent commission	9,657	13,816
Other accrued expenses	59,577	58,378

	$355,587	$416,550

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
A rollforward of the warranty reserve is as follows (in thousands):

Six Months Ended
Jun 27, 2020
Balance as of December 28, 2019	$66,374
Warranty reserve related to acquisitions	1,335
Warranty expense	23,351
Warranty claims	(28,566)
Balance as of June 27, 2020	$62,494

12) Financing Arrangements

	Jun 27, 2020	Dec 28, 2019
	(in thousands)
Senior secured revolving credit line	$1,640,996	$1,869,402
Term loan facility	750,000	—
Foreign loans	5,826	3,622
Other debt arrangement	94	116
Total debt	2,396,916	1,873,140
Less: Current maturities of long-term debt	23,971	2,894
Long-term debt	2,372,945	1,870,246

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
As of June 27, 2020, the company had $2.4 billion of borrowings outstanding under the revolving credit facility, including $1.6 billion of borrowings in U.S. Dollars, $52.0 million of borrowings denominated in British Pounds, and $750.0 million outstanding under the term loan. The company also had $13.6 million in outstanding letters of credit as of June 27, 2020, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $1.1 billion at June 27, 2020.
At June 27, 2020, borrowings under the Credit Facility accrued interest at a rate of 1.625% above LIBOR per annum or 0.625% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 2.98% at the end of the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.25% per annum as of June 27, 2020.
The term loan facility had an average interest rate per annum, inclusive of hedging instruments, of 2.05% as of June 27, 2020.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At June 27, 2020, these foreign credit facilities amounted to $5.8 million in U.S. Dollars with a weighted average per annum interest rate of approximately 6.26%.
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

	Jun 27, 2020		Dec 28, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt	$2,396,916	$2,396,916	$1,873,140	$1,873,140
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At June 27, 2020, the company had outstanding floating-to-fixed interest rate swaps totaling $51.0 million notional amount carrying an average interest rate of 1.27% maturing in less than 12 months and $1,062.0 million notional amount carrying an average interest rate of 2.02% that mature in more than 12 months but less than 84 months.

The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 4.00 to 1.00, which may be adjusted to 4.50 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At June 27, 2020, the company was in compliance with all covenants pursuant to its borrowing agreements.
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
Foreign Exchange: The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The fair value of the forward and option contracts was a loss of $1.0 million at the end of the second quarter of 2020.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of June 27, 2020, the fair value of these instruments was a liability of $61.4 million. The change in fair value of these swap agreements in the first six months of 2020 was a loss of $27.9 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Jun 27, 2020	Dec 28, 2019
Fair value	Other assets	$—	$1,830
Fair value	Accrued expenses	$1,067	$—
Fair value	Other non-current liabilities	$60,366	$25,120

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Six Months Ended
	Presentation of Gain/(loss)	Jun 27, 2020	Jun 29, 2019	Jun 27, 2020	Jun 29, 2019
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$(7,619)	$(18,187)	$(43,404)	$(29,976)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(3,994)	$784	$(5,261)	$1,550
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
Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jun 27, 2020		Jun 29, 2019		Jun 27, 2020		Jun 29, 2019
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$267,500	56.7%	$513,279	67.4%	$710,624	61.8%	$970,810	67.1%
Food Processing	101,563	21.5	97,853	12.9	205,829	17.9	190,327	13.1
Residential Kitchen	102,914	21.8	149,872	19.7	232,983	20.3	286,669	19.8
Total	$471,977	100.0%	$761,004	100.0%	$1,149,436	100.0%	$1,447,806	100.0%

The following table summarizes the results of operations for the company's business segments (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other (1)	Total
Three Months Ended June 27, 2020
Net sales	$267,500	$101,563	$102,914	$—	$471,977
Income (loss) from operations (2)(3)	26,974	19,583	6,526	(13,965)	39,118
Depreciation expense	5,307	1,363	2,794	4	9,468
Amortization expense (4)	12,894	2,000	2,737	512	18,143
Net capital expenditures	2,806	594	750	—	4,150

Six Months Ended June 27, 2020
Net sales	$710,624	$205,829	$232,983	$—	$1,149,436
Income (loss) from operations (2)(3)	115,581	34,941	19,234	(25,224)	144,532
Depreciation expense	10,207	2,699	5,777	15	18,698
Amortization expense (4)	25,334	3,700	5,457	1,021	35,512
Net capital expenditures	7,492	2,423	3,295	121	13,331

Total assets	$3,149,853	$617,638	$1,119,685	$527,525	$5,414,701

Three Months Ended June 29, 2019
Net sales	$513,279	$97,853	$149,872	$—	$761,004
Income (loss) from operations (2)(3)	111,572	18,542	20,599	(11,106)	139,607
Depreciation expense	5,382	1,199	2,892	49	9,522
Amortization expense (4)	11,028	1,224	2,444	403	15,099
Net capital expenditures	7,240	1,376	2,515	2,404	13,535

Six Months Ended June 29, 2019
Net sales	$970,810	$190,327	$286,669	$—	$1,447,806
Income (loss) from operations (2)(3)	208,383	31,128	39,370	(38,213)	240,668
Depreciation expense	10,301	2,340	5,800	97	18,538
Amortization expense (4)	22,289	3,607	4,895	806	31,597
Net capital expenditures	13,213	2,077	3,936	2,404	21,630

Total assets	$3,190,584	$528,008	$1,136,859	$31,218	$4,886,669

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
(4)Includes amortization of deferred financing costs.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Jun 27, 2020	Jun 29, 2019
United States and Canada	$309,764	$280,360
Asia	21,935	14,219
Europe and Middle East	154,020	175,745
Latin America	6,230	6,895
Total international	$182,185	$196,859
	$491,949	$477,219
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

The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended		Six Months Ended
	Jun 27, 2020	Jun 29, 2019	Jun 27, 2020	Jun 29, 2019
Net Periodic Pension Benefit:
Service cost	$624	$620	$1,269	$1,246
Interest cost	6,212	8,349	12,630	16,781
Expected return on assets	(17,405)	(16,832)	(35,387)	(33,830)
Amortization of net (gain) loss	810	156	1,647	313
Amortization of prior service cost (credit)	617	642	1,255	1,290
Curtailment loss (gain)	—	388	—	388
	$(9,142)	$(6,677)	$(18,586)	$(13,812)

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

16) Restructuring
During fiscal 2019, the company undertook cost reduction initiatives related to the Commercial Foodservice Equipment Group including headcount reductions and facility consolidations. These actions resulted in an additional charge of $0.5 million in the three months ended March 28, 2020. During the three months ended June 27, 2020, there were no additional expenses incurred with respect to such cost reduction initiatives taken during fiscal 2019. These expenses are reflected in restructuring expenses in the Condensed Consolidated Statements of Comprehensive Income. At June 27, 2020, the restructuring obligations for these initiatives were substantially completed with no future expenses expected.

During the three months ended June 27, 2020, due to the COVID-19 pandemic, the company began cost reduction initiatives primarily related to headcount reductions within the Commercial Foodservice Equipment Group. These actions resulted in an additional charge of $1.6 million in the three months ended June 27, 2020. These expenses are reflected in restructuring expenses in the Condensed Consolidated Statements of Comprehensive Income. The company estimates that these restructuring initiatives, will result in future cost savings of less than $5.0 million annually. At June 27, 2020, the restructuring obligations accrued for these initiatives are immaterial.

The restructuring expenses for the other segments of the company were not material during the period.

17) Share Repurchases
        On November 7, 2017, the company's Board of Directors approved a stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock in open market purchase transactions. For the six months ended June 27, 2020, the company repurchased 896,965 shares of its common stock under the program for $69.7 million, including applicable commissions, which represented an average price of $77.70. As of June 27, 2020, 1,023,165 shares had been purchased under the 2017 stock repurchase program.

The company also treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. For the six months ended June 27, 2020, the company repurchased 106,935 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $7.1 million.

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

During the six months period ended June 27, 2020, the company's business experienced significant disruptions due to the COVID-19 pandemic. In response, the company implemented swift actions to protect our employees, ensure uninterrupted service to our customers and aggressively adjust our business and cost structure for a decline in revenues. The company's actions include, but are not limited to the following:

–Employee Safety - Implemented companywide procedures including enhanced workplace sanitation, travel discontinuation, social distancing, staggered shifts and established work-at-home protocols for non-production employees.

–Customer Support - Ensured continued access to customer support, technical service and uninterrupted shipping of service parts and finished goods. Production continued to meet customer demand with minimal disruptions to address employee safety precautions.

–Cost and Profitability Initiatives - Instituted aggressive reduction of all controllable and discretionary costs. This included the adjustment of global office and production workforces in response to near-term reduced demand levels and reduced cash compensation to executives. Increased focus on prioritizing product and customers with highest profitability.

–Supply Chain - Established a task force to identify and mitigate supply chain disruption and ensure continuity of business operations and customer support.

–Liquidity and Cash Flow - Reduced capital expenditures for the remainder of year, enhanced working capital reduction initiatives to drive inventory efficiency, deferred near-term acquisition investments and suspended the Middleby share repurchase program. Maintained investments in key strategic initiatives.

–COVID-19 Product Introductions - Developed and launched products addressing COVID-19 needs, including sterilization units for N95 masks, mobile and touchless handwashing stations, plexiglass safety shields for restaurants and retail locations, mobile foodservice stations and hand and cleaning sanitizer produced at our most recent acquired company Deutsche.

The company believes that these aggressive cost reduction and liquidity preservation actions serve to position us appropriately and provide additional operating and financial flexibility to successfully navigate this uncertain environment.

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jun 27, 2020		Jun 29, 2019		Jun 27, 2020		Jun 29, 2019
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$267,500	56.7%	$513,279	67.4%	$710,624	61.8%	$970,810	67.1%
Food Processing	101,563	21.5	97,853	12.9	205,829	17.9	190,327	13.1
Residential Kitchen	102,914	21.8	149,872	19.7	232,983	20.3	286,669	19.8
Total	$471,977	100.0%	$761,004	100.0%	$1,149,436	100.0%	$1,447,806	100.0%

Results of Operations
 The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended		Six Months Ended
	Jun 27, 2020	Jun 29, 2019	Jun 27, 2020	Jun 29, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.6	62.4	64.9	62.4
Gross profit	32.4	37.6	35.1	37.6
Selling, general and administrative expenses	23.7	19.0	22.3	20.8
Restructuring	0.5	0.3	0.3	0.2
Income from operations	8.2	18.3	12.5	16.6
Interest expense and deferred financing amortization, net	4.6	2.9	3.3	2.9
Net periodic pension benefit (other than service costs)	(2.1)	(1.0)	(1.7)	(1.0)
Other expense (income), net	0.1	(0.1)	0.3	(0.1)
Earnings before income taxes	5.6	16.5	10.6	14.8
Provision for income taxes	1.2	4.4	2.5	3.7
Net earnings	4.4%	12.1%	8.1%	11.1%

Three Months Ended June 27, 2020 as compared to Three Months Ended June 29, 2019

NET SALES. Net sales for the three months period ended June 27, 2020 decreased by $289.0 million or 38.0% to $472.0 million as compared to $761.0 million in the three months period ended June 29, 2019. Net sales increased by $17.7 million, or 2.3%, from the fiscal 2019 acquisitions of Ss Brewtech, Pacproinc, Brava and Synesso and fiscal 2020 acquisitions of RAM and Deutsche. Excluding acquisitions, net sales decreased $306.7 million, or 40.3%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended June 27, 2020 decreased net sales by approximately $3.6 million or 0.5%. Excluding the impact of foreign exchange and acquisitions, sales decreased 39.8% for the three months period ended June 27, 2020 as compared to the prior year period, including a net sales decrease of 49.4% at the Commercial Foodservice Equipment Group, a net sales decrease of 1.2% at the Food Processing Equipment Group and a net sales decrease of 32.2% at the Residential Kitchen Equipment Group.

•Net sales of the Commercial Foodservice Equipment Group decreased by $245.8 million, or 47.9%, to $267.5 million in the three months period ended June 27, 2020, as compared to $513.3 million in the prior year period. Net sales from the acquisitions of Ss Brewtech, Synesso, RAM, and Deutsche, which were acquired on June 15, 2019, November 27, 2019, January 13, 2020, and March 2, 2020, respectively, accounted for an increase of $10.2 million during the three months period ended June 27, 2020. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group decreased $256.0 million, or 49.9%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales decreased $253.6 million or 49.4% at the Commercial Foodservice Equipment Group. Domestically, which is considered to be the U.S. and Canada, the company realized a sales decrease of $161.8 million, or 45.2%, to $195.9 million, as compared to $357.7 million in the prior year period. The decline in domestic sales reflects the impacts of COVID-19. This includes an increase of $7.7 million from recent acquisitions. Excluding the acquisitions, the net decrease in domestic sales was $169.5 million, or 47.4%. International sales decreased $84.0 million, or 54.0%, to $71.6 million, as compared to $155.6 million in the prior year period. This includes an increase of $2.5 million from the recent acquisitions and a decrease of $2.4 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales decrease in international sales was $84.1 million, or 54.0%. The decrease in international revenues reflects the outbreak of COVID-19.

•Net sales of the Food Processing Equipment Group increased by $3.8 million, or 3.9%, to $101.6 million in the three months period ended June 27, 2020, as compared to $97.8 million in the prior year period. Excluding the impact of foreign exchange and the acquisition of Pacproinc, acquired July 16, 2019, net sales decreased $1.2 million, or 1.2% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $14.7 million, or 25.3%, to $72.8 million, as compared to $58.1 million in the prior year period. The increase in domestic sales reflects growth in protein equipment sales. Excluding acquisitions, the net increase in domestic sales was $9.3 million, or 16.0%. International sales decreased $10.9 million, or 27.5%, to $28.8 million, as compared to $39.7 million in the prior year period. Excluding the acquisition and foreign exchange, the net sales decrease in international sales was $10.5 million, or 26.4%. The decrease in international revenues reflects declines in sales primarily due to the disruptive impact of COVID-19 on our customers' operations.

•Net sales of the Residential Kitchen Equipment Group decreased by $47.0 million, or 31.4%, to $102.9 million in the three months period ended June 27, 2020, as compared to $149.9 million in the prior year period. Excluding the impact of foreign exchange and the acquisition of Brava, acquired November 19, 2019, net sales decreased $48.3 million, or 32.2% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $18.8 million, or 18.7%, to $81.7 million, as compared to $100.5 million in the prior year period. The decline in domestic sales reflects the impacts of COVID-19. Excluding acquisitions, the net decrease in domestic sales was $20.5 million, or 20.4%. International sales decreased $28.2 million, or 57.1%, to $21.2 million, as compared to $49.4 million in the prior year period. This includes an unfavorable impact of exchange rates of $0.4 million. Excluding foreign exchange, the net sales decrease in international sales was $27.8 million, or 56.3%, primarily in the European market due to lingering impacts from Brexit and the outbreak of COVID-19.

GROSS PROFIT. Gross profit decreased to $153.1 million in the three months period ended June 27, 2020 from $286.5 million in the prior year period, primarily reflecting lower sales volumes related to COVID-19, lower margins at recent acquisitions and the unfavorable impact of foreign exchanges rates of $0.6 million. The gross margin rate was 37.6% in the three months period ended June 29, 2019 as compared to 32.4% in the current year period.

•Gross profit at the Commercial Foodservice Equipment Group decreased by $109.1 million, or 56.3%, to $84.7 million in the three months period ended June 27, 2020, as compared to $193.8 million in the prior year period. Gross profit from the acquisitions of Ss Brewtech, Synesso, RAM, and Deutsche increased gross profit by $1.6 million. Excluding acquisitions, gross profit decreased by $110.7 million primarily related to lower sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $0.3 million. The gross margin rate decreased to 31.7%, as compared to 37.8% in the prior year period. The gross margin rate excluding acquisitions and the impact of foreign exchange was 32.1%.

•Gross profit at the Food Processing Equipment Group increased by $1.0 million, or 2.9%, to $36.0 million in the three months period ended June 27, 2020, as compared to $35.0 million in the prior year period. Excluding the acquisition, gross profit decreased by $0.9 million. The impact of foreign exchange rates decreased gross profit by approximately $0.4 million. The gross profit margin rate decreased to 35.4%, as compared to 35.8% in the prior year period. The gross margin rate excluding the acquisition and the impact of foreign exchange was 35.7%.

•Gross profit at the Residential Kitchen Equipment Group decreased by $24.9 million, or 42.8%, to $33.3 million in the three months period ended June 27, 2020, as compared to $58.2 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $0.1 million. The gross margin rate decreased to 32.4%, as compared to 38.8% in the prior year period, primarily related to lower sales volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses decreased from $144.6 million in the three months period ended June 29, 2019 to $111.8 million in the three months period ended June 27, 2020.  As a percentage of net sales, selling, general, and administrative expenses were 19.0% in the three months period ended June 29, 2019, as compared to 23.7% in the three months period ended June 27, 2020.

Selling, general and administrative expenses reflect increased costs of $7.8 million associated with acquisitions, including $2.4 million of intangible amortization expense. Selling, general and administrative expenses decreased $23.9 million related to compensation costs and commissions and $14.7 million due to controllable cost reductions within travel & entertainment, convention costs, professional fees and advertising. Foreign exchange rates had a favorable impact of $1.7 million. The decreases were partially offset by a $4.7 million increase related to higher non-cash share-based compensation.

RESTRUCTURING EXPENSES. Restructuring expenses were $2.2 million for the three months period ended June 29, 2019 and the three months period ended June 27, 2020. Restructuring expenses in the current period related primarily to headcount reductions at the Commercial Foodservice Equipment Group. In the three months period ended June 29, 2019, restructuring expenses related primarily to headcount reductions at the Commercial Foodservice Equipment Group and additional cost reduction initiatives related to the AGA Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $21.8 million in the three months period ended June 27, 2020, as compared to $22.0 million in the prior year period, reflecting the impacts of higher borrowing levels and a reduction in the average interest rates under the Credit Facility. Net periodic pension benefit (other than service costs) increased $2.5 million to $9.8 million in the three months period ended June 27, 2020 from $7.3 million in the prior year period, related to the decrease in discount rate used to calculate the interest cost and higher expected returns on assets driven by higher asset values at the end of fiscal 2019. Other expense was $0.4 million in the three months period ended June 27, 2020, as compared to other income of $0.5 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $5.6 million, at an effective rate of 20.9%, was recorded during the three months period ended June 27, 2020, as compared to $33.2 million at an effective rate of 26.5%, in the prior year period. The lower rate in the current year is primarily due to lower non-deductible costs.

Six Months Ended June 27, 2020 as compared to Six Months Ended June 29, 2019

NET SALES. Net sales for the six months period ended June 27, 2020 decreased by $298.4 million or 20.6% to $1,149.4 million as compared to $1,447.8 million in the six months period ended June 29, 2019. Net sales increased by $53.8 million, or 3.7%, from the fiscal 2019 acquisitions of Cooking Solutions Group, Powerhouse, Ss Brewtech, Pacproinc, Brava and Synesso and fiscal 2020 acquisitions of RAM and Deutsche. Excluding acquisitions, net sales decreased $352.2 million, or 24.3%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the six months period ended June 27, 2020 decreased net sales by approximately $7.7 million or 0.5%. Excluding the impact of foreign exchange and acquisitions sales decreased 23.8% for six months period ended June 27, 2020 as compared to the prior year period, including a net sales decrease of 30.2% at the Commercial Foodservice Equipment Group, a net sales increase of 2.3% at the Food Processing Equipment Group and a net sales decrease of 19.3% at the Residential Kitchen Equipment Group.

•Net sales of the Commercial Foodservice Equipment Group decreased by $260.2 million, or 26.8%, to $710.6 million in the six months period ended June 27, 2020, as compared to $970.8 million in the prior year period. Net sales from the acquisitions of Cooking Solutions Group, Powerhouse, Ss Brewtech, Synesso, RAM, and Deutsche, which were acquired on April 1, 2019, April 1, 2019, June 15, 2019, November 27, 2019, January 13, 2020, and March 2, 2020, respectively, accounted for an increase of $38.3 million during the six months period ended June 27, 2020. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group decreased $298.5 million, or 30.7%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales decreased $293.4 million or 30.2% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales decrease of $155.6 million, or 23.6%, to $502.4 million, as compared to $658.0 million in the prior year period. This includes an increase of $32.5 million from recent acquisitions. Excluding acquisitions, the net decrease in domestic sales was $188.1 million, or 28.6%. The decline in domestic sales reflects the impacts of COVID-19. International sales decreased $104.6 million, or 33.4%, to $208.2 million, as compared to $312.8 million in the prior year period. This includes an increase of $5.8 million from the recent acquisitions and a decrease of $5.1 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales decrease in international sales was $105.3 million, or 33.7%. The decrease in international revenues reflects the impacts of COVID-19, most significantly in the European and Asian markets.

•Net sales of the Food Processing Equipment Group increased by $15.5 million, or 8.1%, to $205.8 million in the six months period ended June 27, 2020, as compared to $190.3 million in the prior year period. Excluding the impact of foreign exchange and the acquisition of Pacproinc, acquired July 16, 2019, net sales increased $4.3 million or 2.3% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $29.9 million, or 25.8%, to $145.6 million, as compared to $115.7 million in the prior year period. Excluding acquisitions, the net increase in domestic sales was $18.0 million, or 15.6%. The increase in domestic sales reflects growth in protein equipment sales. International sales decreased $14.4 million, or 19.3%, to $60.2 million, as compared to $74.6 million in the prior year period. Excluding acquisitions and foreign exchange, the net sales decrease in international sales was $13.7 million, or 18.4%. The decrease in international revenues reflects declines in sales primarily due to the disruptive impact of COVID-19 on our customers' operations.

•Net sales of the Residential Kitchen Equipment Group decreased by $53.7 million or 18.7%, to $233.0 million in the six months period ended June 27, 2020, as compared to $286.7 million in the prior year period. Excluding the impact of foreign exchange and the acquisition of Brava, acquired November 19, 2019, net sales decreased $55.4 million, or 19.3%, at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $17.0 million, or 9.2%, to $166.8 million, as compared to $183.8 million in the prior year period. Excluding the impact of the acquisition, the net decrease in domestic sales was $19.7 million, or 10.7%. The decline in domestic sales reflects the impacts of COVID-19. International sales decreased $36.7 million, or 35.7%, to $66.2 million, as compared to $102.9 million in the prior year period. Excluding foreign exchange and acquisitions, the net sales decrease in international sales was $35.7 million, or 34.7%. The decline of sales in the European market reflects the impacts of Brexit and the outbreak of COVID-19.

GROSS PROFIT. Gross profit decreased to $403.3 million in the six months period ended June 27, 2020 from $543.8 million in the prior year period, primarily related to lower sales volumes due to COVID-19 and the unfavorable impact of foreign exchanges rates of $1.9 million. The gross margin rate was 37.6% in the six months period ended June 29, 2019 as compared to 35.1% in the current year period.

•Gross profit at the Commercial Foodservice Equipment Group decreased by $116.4 million, or 31.8%, to $250.1 million in the six months period ended June 27, 2020, as compared to $366.5 million in the prior year period. Gross profit from acquisitions accounted for $9.0 million of the increase in gross profit during the period. Excluding the recent acquisitions, gross profit decreased by $125.4 million on lower sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $1.1 million. The gross margin rate decreased to 35.2%, as compared to 37.8% in the prior year period. The gross margin rate excluding acquisitions and the impact of foreign exchange was 35.8%.

•Gross profit at the Food Processing Equipment Group increased by $4.8 million, or 7.1%, to $72.2 million in the six months period ended June 27, 2020, as compared to $67.4 million in the prior year period. Excluding acquisitions, gross profit increased by approximately $0.8 million. The impact of foreign exchange rates decreased gross profit by approximately $0.7 million. The gross profit margin rate decreased to 35.1%, as compared to 35.4% in the prior year period. The gross margin rate excluding acquisitions and the impact of foreign exchange was 35.4%.

•Gross profit at the Residential Kitchen Equipment Group decreased by $29.5 million, or 26.5%, to $82.0 million in the six months period ended June 27, 2020, as compared to $111.5 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $0.1 million. The gross margin rate decreased to 35.2%, as compared to 38.9% in the prior year period, primarily related to lower sales volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses decreased from $300.5 million in the six months period ended June 29, 2019 to $255.8 million in the six months period ended June 27, 2020. As a percentage of net sales, selling, general, and administrative expenses were 20.8% in the six months period ended June 29, 2019, as compared to 22.3% in the six months period ended June 27, 2020.

Selling, general and administrative expenses reflect increased costs of $16.2 million associated with acquisitions, including $3.4 million of intangible amortization expense. Selling, general and administrative expenses decreased $33.0 million related to compensation costs and commissions and $20.0 million due to controllable cost reductions within professional fees, travel & entertainment, convention costs and advertising. Foreign exchange rates had a favorable impact of $2.7 million. The decreases were partially offset by a $7.8 million increase related to higher non-cash share-based compensation. The prior year period expenses also included $10.1 million related to the transition costs with respect to the former Chairman and Chief Executive Officer upon his retirement in February 2019.

RESTRUCTURING EXPENSES. Restructuring expenses increased $0.4 million from $2.6 million in the six months period ended June 29, 2019 to $3.0 million in the six months period ended June 27, 2020. Restructuring expenses in the current period related primarily to headcount reductions and cost reduction initiatives related to facility consolidations at the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group. In the six months period ended June 29, 2019, restructuring charges related primarily to headcount reductions at the Commercial Foodservice Equipment Group and additional cost reduction initiatives related to the AGA Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $37.5 million in the six months period ended June 27, 2020, as compared to $42.5 million in the prior year period, reflecting higher debt balances outstanding to maintain higher cash balances as a result of the uncertainty due to the COVID-19 pandemic offset by declining interest rates. Net periodic pension benefit (other than service costs) increased $4.8 million to $19.9 million in the six months period ended June 27, 2020 from $15.1 million in the prior year period, related to the decrease in discount rate used to calculate the interest cost and higher expected returns on assets driven by higher asset values at the end of fiscal 2019. Other expense was $3.7 million in the six months period ended June 27, 2020, as compared to other income of $1.9 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $28.3 million, at an effective rate of 22.9%, was recorded during the six months period ended June 27, 2020, as compared to $53.9 million at an effective rate of 25.1%, in the prior year period. The effective rates in 2020 and 2019 are higher than the federal tax rate of 21% primarily due to state taxes.

Financial Condition and Liquidity
During the six months ended June 27, 2020, cash and cash equivalents increased by $555.2 million to $649.7 million at June 27, 2020 from $94.5 million at December 28, 2019. Borrowings increased from $1.9 billion to $2.4 billion at December 28, 2019 and June 27, 2020, respectively, since the company maintained higher cash balances as a result of the uncertainty due to the COVID-19 pandemic.
OPERATING ACTIVITIES. Net cash provided by operating activities was $164.8 million for the six months ended June 27, 2020, compared to $101.6 million for the six months ended June 29, 2019.

During six months period ended June 27, 2020, net cash provided by changes in assets and liabilities amounted to $14.4 million. This resulted from the timing of payments and collections largely attributable to reduction in sales volumes at the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group. Changes also included a $71.0 million decrease in accrued expenses and other non-current liabilities including impacts from the timing of payments made for various customer programs and compensation programs.
INVESTING ACTIVITIES. During the six months ended June 27, 2020, net cash used for investing activities amounted to $43.2 million. This included $30.0 million for the 2020 acquisitions of RAM and Deutsche, $22.7 million primarily associated with additions and upgrades of production equipment, manufacturing facilities and residential and commercial showrooms and was offset by $9.4 million net proceeds on the sale of properties following facility consolidations actions.
FINANCING ACTIVITIES. Net cash flows provided by financing activities were $438.3 million during the six months ended June 27, 2020. On January 31, 2020, the company entered into an amended and restated five-year, $3.5 billion multi-currency senior secured credit agreement.  The company’s borrowing activities during the quarter included $522.0 million of net proceeds under its credit agreement, as we maintained higher cash balances as a result of uncertainty due to the COVID-19 pandemic. The company also incurred $7.6 million of debt issuance costs to amend the credit agreement.
Additionally, the company repurchased $76.8 million of Middleby common shares during the six months ended June 27, 2020. This was comprised of $7.1 million to repurchase 106,935 shares of Middleby common stock that were surrendered to the company for withholding taxes related to restricted stock vestings during the quarter and $69.7 million used to repurchase 896,965 shares of its common stock under a repurchase program.
At June 27, 2020, the company was in compliance with all covenants pursuant to its borrowing agreements. The company has run various scenarios to estimate the impact of the COVID-19 pandemic and continues to believe that its future cash generated from operations, together with its capacity under its Credit Facility and its cash on hand, will provide adequate resources to meet its working capital needs and cash requirements for at least the next 12 months. The company expects to be in compliance with the financial covenants in its Credit Facility; however, given the uncertainty of conditions for the remainder of 2020, the company will aggressively monitor and assess whether compliance is at substantial risk and may warrant further actions with banking partners. The company believes any necessary actions would result in the ability to achieve subsequent compliance and avoidance of default under its borrowing agreements.

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

During the six months period ended June 27, 2020, the company adopted ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350)". The amendments simplify the subsequent measurement of goodwill, by removing the second step of the goodwill impairment test. The company's qualitative assessment of goodwill impairment remains consistent; however, in the case of an impairment, the company will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period coinciding with the end of the company's Fiscal Second Quarter	Variable Rate Debt

2021	$23,971
2022	19,144
2023	18,918
2024	18,847
2025 and thereafter	2,316,036
$2,396,916
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
As of June 27, 2020, the company had $2.4 billion of borrowings outstanding under the revolving credit facility, including $1.6 billion of borrowings in U.S. Dollars, $52.0 million of borrowings denominated in British Pounds, and $750.0 million outstanding under the term loan. The company also had $13.6 million in outstanding letters of credit as of June 27, 2020, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $1.1 billion at June 27, 2020.
At June 27, 2020, borrowings under the Credit Facility accrued interest at a rate of 1.625% above LIBOR per annum or 0.625% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 2.98% at the end of the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.25% per annum as of June 27, 2020.
The term loan facility had an average interest rate per annum, inclusive of hedging instruments, of 2.05% as of June 27, 2020.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At June 27, 2020, these foreign credit facilities amounted to $5.8 million in U.S. Dollars with a weighted average per annum interest rate of approximately 6.26%.
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the revolving credit line. At June 27, 2020, the company had outstanding floating-to-fixed interest rate swaps totaling $51.0 million notional amount carrying an average interest rate of 1.27% maturing in less than 12 months and $1,062.0 million notional amount carrying an average interest rate of 2.02% that mature in more than 12 months but less than 84 months.
The Credit Facility matures on January 31, 2025, and accordingly has been classified as a long-term liability with a portion of the term loan facility classified as a short-term liability on the condensed consolidated balance sheet.
The terms of the Credit Facility limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00 and (ii) a maximum Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 4.00 to 1.00, which may be adjusted to 4.50 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At June 27, 2020, the company was in compliance with all covenants pursuant to its borrowing agreements.
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
Financing Derivative Instruments
The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of June 27, 2020, the fair value of these instruments was a liability of $61.4 million. The change in fair value of these swap agreements in the first six months of 2020 was a loss of $27.9 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a loss of $1.0 million at the end of the second quarter of 2020.

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
As of June 27, 2020, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended June 27, 2020, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the six months ended June 27, 2020, except as follows:
Item 1A. Risk Factors

The risk factors disclosed in the 2019 Annual Report on Form 10-K should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended June 27, 2020 and should not be limited to those referenced. The below information details changes that have occurred to the previously disclosed risk factors in the 2019 Annual Report on Form 10-K. Except for such additional information, the company believes there have been no material changes from the risk factors previously disclosed in the 2019 Annual Report on Form 10-K.

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

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
March 29 to April 25, 2020	—	$—	—	1,476,835
April 26 to May 23, 2020	—	—	—	1,476,835
May 24 to June 27, 2020	—	—	—	1,476,835
Quarter ended June 27, 2020	—	$—	—	1,476,835
(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. As of June 27, 2020, the total number of shares authorized for repurchase under the program is 2,500,000. As of June 27, 2020, 1,023,165 shares had been purchased under the 2017 stock repurchase program.
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

Item 6. Exhibits

Exhibits – The following exhibits are filed herewith:

Exhibit 31.1 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 –	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 101 –	Financial statements on Form 10-Q for the quarter ended June 27, 2020, filed on August 6, 2020, formatted in Inline Extensive Business Reporting Language (iXBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

Exhibit 104 –	Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	August 6, 2020	By:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer