Form 10-Q
period 2020-09-26
MIDDLEBY CORP
filed 2020-11-05
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 26, 2020
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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer," "large accelerated filer," "smaller reporting company," and "emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of October 30, 2020, there were 55,612,255 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION

QUARTER ENDED SEPTEMBER 26, 2020

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Sep 26, 2020	Dec 28, 2019
Current assets:
Cash and cash equivalents	$220,310	$94,500
Accounts receivable, net of reserve for doubtful accounts of $20,237 and $14,886	381,273	447,612
Inventories, net	557,512	585,699
Prepaid expenses and other	67,261	61,224
Prepaid taxes	14,826	20,161
Total current assets	1,241,182	1,209,196
Property, plant and equipment, net of accumulated depreciation of $223,844 and $197,629	343,860	352,145
Goodwill	1,855,361	1,849,747
Other intangibles, net of amortization of $385,737 and $333,507	1,420,600	1,443,381
Long-term deferred tax assets	35,115	36,932
Other assets	124,066	110,742
Total assets	$5,020,184	$5,002,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$23,152	$2,894
Accounts payable	152,262	173,693
Accrued expenses	421,580	416,550
Total current liabilities	596,994	593,137
Long-term debt	1,808,973	1,870,246
Long-term deferred tax liability	137,276	133,500
Accrued pension benefits	252,420	289,086
Other non-current liabilities	193,199	169,360
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 63,558,226 and 63,129,775 shares issued in 2020 and 2019, respectively	146	145
Paid-in capital	415,952	387,402
Treasury stock, at cost; 7,945,527 and 6,940,089 shares in 2020 and 2019	(528,506)	(451,262)
Retained earnings	2,516,919	2,361,462
Accumulated other comprehensive loss	(373,189)	(350,933)
Total stockholders' equity	2,031,322	1,946,814
Total liabilities and stockholders' equity	$5,020,184	$5,002,143

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019
Net sales	$634,525	$724,014	$1,783,961	$2,171,820
Cost of sales	411,776	453,986	1,157,896	1,358,001
Gross profit	222,749	270,028	626,065	813,819
Selling, general and administrative expenses	128,814	144,460	384,580	445,000
Restructuring expenses	7,263	4,223	10,281	6,806
Income from operations	86,672	121,345	231,204	362,013
Interest expense and deferred financing amortization, net	18,418	20,846	55,881	63,334
Net periodic pension benefit (other than service costs)	(10,149)	(7,175)	(30,004)	(22,233)
Other (income) expense, net	(294)	1,444	3,414	(489)
Earnings before income taxes	78,697	106,230	201,913	321,401
Provision for income taxes	18,181	24,210	46,456	78,158
Net earnings	$60,516	$82,020	$155,457	$243,243

Net earnings per share:
Basic	$1.10	$1.47	$2.82	$4.37
Diluted	$1.10	$1.47	$2.82	$4.37
Weighted average number of shares
Basic	54,982	55,663	55,104	55,641
Dilutive common stock equivalents	118	—	48	—
Diluted	55,100	55,663	55,152	55,641
Comprehensive income	$82,887	$55,915	$133,201	$191,876

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, June 27, 2020	$145	$406,640	$(528,111)	$2,456,403	$(395,560)	$1,939,517
Net earnings	—	—	—	60,516	—	60,516
Currency translation adjustments	—	—	—	—	25,851	25,851
Change in unrecognized pension benefit costs, net of tax of $(1,283)	—	—	—	—	(6,133)	(6,133)
Unrealized gain on interest rate swap, net of tax of $960	—	—	—	—	2,653	2,653
Stock compensation	—	5,300	—	—	—	5,300
Stock issuance	1	3,705	—	—	—	3,706
Purchase of treasury stock	—	—	(395)	—	—	(395)
Equity component of issuance of convertible notes	—	307	—	—	—	307
Balance, September 26, 2020	$146	$415,952	$(528,506)	$2,516,919	$(373,189)	$2,031,322

Balance, December 28, 2019	$145	$387,402	$(451,262)	$2,361,462	$(350,933)	$1,946,814
Net earnings	—	—	—	155,457	—	155,457
Currency translation adjustments	—	—	—	—	(3,213)	(3,213)
Change in unrecognized pension benefit costs, net of tax of $1,308	—	—	—	—	6,184	6,184
Unrealized (loss) on interest rate swap, net of tax of $(9,303)	—	—	—	—	(25,227)	(25,227)
Stock compensation	—	14,422	—	—	—	14,422
Stock issuance	1	13,821	—	—	—	13,822
Purchase of treasury stock	—	—	(77,244)	—	—	(77,244)
Equity component of issuance of convertible notes	—	307	—	—	—	307
Balance, September 26, 2020	$146	$415,952	$(528,506)	$2,516,919	$(373,189)	$2,031,322

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, June 29, 2019	$145	$380,603	$(451,204)	$2,170,445	$(301,738)	$1,798,251
Net earnings	—	—	—	82,020	—	82,020
Currency translation adjustments	—	—	—	—	(25,428)	(25,428)
Change in unrecognized pension benefit costs, net of tax of $1,026	—	—	—	—	4,975	4,975
Unrealized (loss) on interest rate swap, net of tax of $(1,867)	—	—	—	—	(5,652)	(5,652)
Stock compensation	—	1,923	—	—	—	1,923
Purchase of treasury stock	—	—	(58)	—	—	(58)
Balance, September 28, 2019	$145	$382,526	$(451,262)	$2,252,465	$(327,843)	$1,856,031

Balance, December 29, 2018	$145	$377,419	$(445,118)	$2,009,233	$(276,476)	$1,665,203
Net earnings	—	—	—	243,243	—	243,243
Adoption of ASU 2017-12 (1)	—	—	—	(11)	11	—
Currency translation adjustments	—	—	—	—	(27,190)	(27,190)
Change in unrecognized pension benefit costs, net of tax of $955	—	—	—	—	4,966	4,966
Unrealized (loss) on interest rate swap, net of tax of $(9,890)	—	—	—	—	(29,154)	(29,154)
Stock compensation	—	3,257	—	—	—	3,257
Stock issuance	—	1,850	—	—	—	1,850
Purchase of treasury stock	—	—	(6,144)	—	—	(6,144)
Balance, September 28, 2019	$145	$382,526	$(451,262)	$2,252,465	$(327,843)	$1,856,031

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

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	Sep 26, 2020	Sep 28, 2019
Cash flows from operating activities--
Net earnings	$155,457	$243,243
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	81,594	77,272
Amortization of discount and issuance costs on convertible notes	2,130	—
Non-cash share-based compensation	14,422	3,257
Deferred income taxes	11,696	9,931
Net periodic pension benefit (other than service costs)	(30,004)	(22,233)
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	69,176	(1,116)
Inventories, net	43,188	(65,864)
Prepaid expenses and other assets	16,576	1,903
Accounts payable	(28,171)	(17,659)
Accrued expenses and other liabilities	(19,882)	1,010
Net cash provided by operating activities	316,182	229,744
Cash flows from investing activities--
Net additions to property, plant and equipment	(29,776)	(33,819)
Proceeds on sale of property, plant and equipment	9,381	—
Acquisitions, net of cash acquired	(33,144)	(238,974)
Net cash used in investing activities	(53,539)	(272,793)
Cash flows from financing activities--
Proceeds under Credit Facility	2,547,305	444,451
Repayments under Credit Facility	(3,217,507)	(375,188)
Proceeds from issuance of convertible notes, net of issuance costs	729,933	—
Premiums paid for capped call	(104,650)	—
Net proceeds under international credit facilities	2,033	319
Net repayments under other debt arrangement	(34)	(175)
Payments of deferred purchase price	(3,700)	(1,648)
Repurchase of treasury stock	(77,244)	(6,144)
Debt issuance costs on Credit Facility	(10,974)	—
Net cash (used in) provided by financing activities	(134,838)	61,615
Effect of exchange rates on cash and cash equivalents	(1,995)	(3,086)
Changes in cash and cash equivalents--
Net increase in cash and cash equivalents	125,810	15,480
Cash and cash equivalents at beginning of year	94,500	71,701
Cash and cash equivalents at end of period	$220,310	$87,181

Non-cash investing and financing activities:
Stock issuance related to acquisition	$3,706	$—

See accompanying notes

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2020
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
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of September 26, 2020 and December 28, 2019, the results of operations for the three and nine months ended September 26, 2020 and September 28, 2019, cash flows for the nine months ended September 26, 2020 and September 28, 2019 and statement of stockholders' equity for the three and nine months ended September 26, 2020 and September 28, 2019.
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
b)Non-Cash Share-Based Compensation
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $5.3 million and $2.0 million for the three months period ended September 26, 2020 and September 28, 2019, respectively. Non-cash share-based compensation expense was $14.4 million and $3.3 million for the nine months period ended September 26, 2020 and September 28, 2019, respectively.
c)Income Taxes
A tax provision of $18.2 million, at an effective rate of 23.1% was recorded during the three months period ended September 26, 2020, as compared to a $24.2 million tax provision at an effective rate of 22.8% in the prior year period. A tax provision of $46.5 million, at an effective rate of 23.0%, was recorded during the nine months period ended September 26, 2020, as compared to a $78.2 million tax provision at a 24.3% effective rate in the prior year period. The effective tax rates in 2020 and 2019 are higher than the federal tax rate of 21% primarily due to state taxes. The effective tax rate for the nine months period ended September 26, 2020 is lower than the comparable prior year rate primarily due to a reduction in non-deductible costs.

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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of September 26, 2020
Financial Liabilities:
Interest rate swaps	$—	$57,820	$—	$57,820
Contingent consideration	$—	$—	$10,542	$10,542
Foreign exchange derivative contracts	—	171	—	$171

As of December 28, 2019
Financial Assets:
Interest rate swaps	$—	$1,830	$—	$1,830

Financial Liabilities:
Interest rate swaps	$—	$25,120	$—	$25,120
Contingent consideration	$—	$—	$6,697	$6,697
Foreign exchange derivative contracts	$—	$901	$—	$901
The contingent consideration as of September 26, 2020 and December 28, 2019, relates to the earnout provisions recorded in conjunction with various purchase agreements. The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings, as defined in the respective purchase agreement. On a quarterly basis, the company assesses the projected results for each acquired business in comparison to the earnout targets and adjusts the liability accordingly.
e)    Consolidated Statements of Cash Flows
Cash paid for interest was $51.1 million and $61.7 million for the nine months ended September 26, 2020 and September 28, 2019, respectively. Cash payments totaling $28.0 million and $65.7 million were made for income taxes for the nine months ended September 26, 2020 and September 28, 2019, respectively.

f)    Earnings Per Share
“Basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding and other dilutive securities.
The company’s potentially dilutive securities consist of shares issuable on vesting of restricted stock grants computed using the treasury method and amounted to 118,000 and 48,000, for the three and nine months periods ended September 26, 2020, respectively. There were no potentially dilutive securities for the three and nine months periods ended September 28, 2019. For the three and nine months periods ended September 26, 2020, as the average market price of the company's common stock has not exceeded the exercise price the Convertible Notes and there have been no conversions to date, there is no impact to the diluted earnings per share. See Note 12, Financing Arrangements, in these Notes to the Condensed Consolidated Financial Statements included in this Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on the Convertible Notes. There were no anti-dilutive restricted stock grants excluded from common stock equivalents in any period presented.

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

Other 2019 Acquisitions
During 2019, the company completed various other acquisitions that were not individually material. The estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition dates for the other 2019 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$2,683	$(10)	$2,673
Current assets	21,525	1,016	22,541
Property, plant and equipment	8,920	(166)	8,754
Goodwill	99,838	(11,213)	88,625
Other intangibles	64,019	11,363	75,382
Long-term deferred tax asset	1,288	1,428	2,716
Other assets	137	854	991
Current liabilities	(20,437)	(348)	(20,785)
Other non-current liabilities	(6,170)	(4,129)	(10,299)

Consideration paid at closing	$171,803	$(1,205)	$170,598

Deferred payments	2,404	—	2,404
Contingent consideration	4,258	3,600	7,858

Net assets acquired and liabilities assumed	$178,465	$2,395	$180,860
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
The goodwill and $33.8 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $27.9 million allocated to customer relationships, $12.3 million allocated to developed technology and $1.4 million allocated to backlog, which are being amortized over periods of 5 to 10 years, 5 to 12 years, and 3 months, respectively. Goodwill of $42.6 million and other intangibles of $35.5 million of the companies are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Goodwill of $34.9 million and other intangibles of $30.1 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Goodwill of $11.2 million and other intangibles of $9.8 million are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Of these assets, goodwill of $77.8 million and intangibles of $64.8 million are expected to be deductible for tax purposes.
Two purchase agreements include deferred payments and earnout provisions providing for contingent payments due to the sellers to the extent certain financial targets are exceeded. The deferred payments are payable between 2020 and 2022. The contractual obligations associated with the deferred payments on the acquisition dates amount to $2.4 million. The earnouts are payable between 2021 and 2030, if the companies exceed certain sales and earnings targets. The contractual obligations associated with the contingent earnout provisions recognized on the acquisition dates amount to $7.9 million.
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

2020 Acquisitions
As of September 26, 2020, the company has completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition dates for the acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$2,347	$—	$2,347
Current assets	31,089	(12,908)	18,181
Property, plant and equipment	1,032	(241)	791
Goodwill	12,776	672	13,448
Other intangibles	16,484	—	16,484
Other assets	1,708	—	1,708
Current liabilities	(30,005)	12,477	(17,528)
Other non-current liabilities	(3,070)	—	(3,070)

Consideration paid at closing	$32,361	$—	$32,361

Deferred payments	1,250	—	1,250
Contingent consideration	1,774	—	1,774

Net assets acquired and liabilities assumed	$35,385	$—	$35,385
The goodwill and $9.0 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $5.3 million allocated to customer relationships, $0.2 million allocated to developed technology and $2.0 million allocated to backlog, which are being amortized over periods of 7 years, 7 years, and 9 months, respectively. Goodwill of $13.4 million and other intangibles of $16.5 million of the companies are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes and are expected to be deductible for tax purposes.
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

Pro Forma Financial Information

In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the nine months ended September 26, 2020 and September 28, 2019, assumes the 2019 and 2020 acquisitions described above were completed on December 30, 2018 (first day of fiscal year 2019). The following pro forma results include adjustments to reflect amortization of intangibles associated with the acquisition and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Nine Months Ended
	September 26, 2020	September 28, 2019
Net sales	$1,786,481	$2,262,959
Net earnings	158,115	231,068

Net earnings per share:
Basic	$2.87	$4.15
Diluted	$2.87	$4.15

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

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. This guidance is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2021 with early adoption permitted. Adoption is either a modified retrospective method or a fully retrospective. The company is currently evaluating early adoption and the impacts this guidance will have on its Condensed Consolidated Financial Statements.

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Three Months Ended September 26, 2020
United States and Canada	$265,793	$82,126	$97,318	$445,237
Asia	39,864	4,711	1,875	46,450
Europe and Middle East	60,603	18,600	52,216	131,419
Latin America	4,963	5,211	1,245	11,419
Total	$371,223	$110,648	$152,654	$634,525

Nine Months Ended September 26, 2020
United States and Canada	$768,202	$227,770	$264,116	$1,260,088
Asia	104,936	18,460	3,753	127,149
Europe and Middle East	180,187	57,051	117,187	354,425
Latin America	28,522	13,196	581	42,299
Total	$1,081,847	$316,477	$385,637	$1,783,961

Three Months Ended September 28, 2019
United States and Canada	$346,616	$57,255	$86,859	$490,730
Asia	53,463	5,100	1,490	60,053
Europe and Middle East	82,244	21,125	44,395	147,764
Latin America	18,667	5,667	1,133	25,467
Total	$500,990	$89,147	$133,877	$724,014

Nine Months Ended September 28, 2019
United States and Canada	$1,004,609	$172,944	$270,689	$1,448,242
Asia	153,787	21,836	4,355	179,978
Europe and Middle East	258,102	67,624	142,016	467,742
Latin America	55,302	17,070	3,486	75,858
Total	$1,471,800	$279,474	$420,546	$2,171,820

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Sep 26, 2020	Dec 28, 2019
Contract assets	$21,345	$22,675
Contract liabilities	$86,103	$74,511
Non-current contract liabilities	$12,488	$12,870

During the nine months period ended September 26, 2020, the company reclassified $13.0 million to receivables, which was included in the contract asset balance at the beginning of the period. During the nine months period ended September 26, 2020, the company recognized revenue of $43.8 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $70.9 million during the nine months period ended September 26, 2020. The increase in contract liabilities primarily relates to companies acquired during the nine months period ended September 26, 2020. Substantially, all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during the nine months period ended September 26, 2020.

6)    Other Comprehensive Income
The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income".
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of December 28, 2019	$(105,705)	$(228,336)	$(16,892)	$(350,933)
Other comprehensive income before reclassification	(3,213)	6,184	(35,646)	(32,675)
Amounts reclassified from accumulated other comprehensive income	—	—	10,419	10,419
Net current-period other comprehensive income	$(3,213)	$6,184	$(25,227)	$(22,256)
Balance as of September 26, 2020	$(108,918)	$(222,152)	$(42,119)	$(373,189)

Balance as of December 29, 2018	$(112,771)	$(170,938)	$7,233	$(276,476)
Adoption of ASU 2017-12 (2)	—	—	11	11
Other comprehensive income before reclassification	(27,190)	4,966	(27,201)	(49,425)
Amounts reclassified from accumulated other comprehensive income	—	—	(1,953)	(1,953)
Net current-period other comprehensive income	$(27,190)	$4,966	$(29,143)	$(51,367)
Balance as of September 28, 2019	$(139,961)	$(165,972)	$(21,910)	$(327,843)
    (1) As of September 26, 2020, pension and interest rate swap amounts are net of tax of $(47.3) million and $(15.3) million, respectively. During the nine months ended September 26, 2020, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $1.3 million and $(9.3) million, respectively. As of September 28, 2019 pension and interest rate swap amounts are net of tax of $(35.8) million and $(7.3) million, respectively. During the nine months ended September 28, 2019, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $1.0 million and $(9.9) million, respectively.
    (2) As of December 30, 2018, the company adopted ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" using the modified retrospective method. The adoption of this guidance resulted in the recognition of less than $0.1 million as an adjustment to the opening balance of retained earnings.
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019
Net earnings	$60,516	$82,020	$155,457	$243,243
Currency translation adjustment	25,851	(25,428)	(3,213)	(27,190)
Pension liability adjustment, net of tax	(6,133)	4,975	6,184	4,966
Unrealized gain (loss) on interest rate swaps, net of tax	2,653	(5,652)	(25,227)	(29,143)
Comprehensive income	$82,887	$55,915	$133,201	$191,876

7)    Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at September 26, 2020 and December 28, 2019 are as follows (in thousands):

	Sep 26, 2020	Dec 28, 2019
Raw materials and parts	$274,769	$277,394
Work-in-process	59,496	58,663
Finished goods	223,247	249,642
	$557,512	$585,699
8)    Goodwill
Changes in the carrying amount of goodwill for the nine months ended September 26, 2020 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 28, 2019	$1,153,552	$257,679	$438,516	$1,849,747
Goodwill acquired during the year	13,448	—	—	13,448
Measurement period adjustments to goodwill acquired in prior year	(55)	(8,732)	1,673	(7,114)
Exchange effect	3,571	2,706	(6,997)	(720)
Balance as of September 26, 2020	$1,170,516	$251,653	$433,192	$1,855,361

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

As a result of the company's analysis, and in consideration of the totality of events and circumstances, there were no triggering events requiring an interim goodwill impairment assessment identified during the nine months period ended September 26, 2020.

Additionally, for the assessment of indefinite-life intangible assets other than goodwill, primarily trademarks and trade names, the company identified several trademarks and trade names with indicators of potential risk for impairment and performed quantitative assessments. The fair values of the trademarks tested exceeded their carrying values by more than 10%. As a result, no impairment charges for goodwill and indefinite-lived intangible assets were recorded during the nine months period ended September 26, 2020.

9)    Intangibles

Intangible assets consist of the following (in thousands):

	September 26, 2020			December 28, 2019
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	8.7	$726,631	$(331,670)	9.2	$717,397	$(283,846)
Backlog	0.5	31,336	(30,389)	1.3	29,426	(28,283)
Developed technology	7.3	36,351	(23,678)	5.2	32,999	(21,378)
		$794,318	$(385,737)		$779,822	$(333,507)
Indefinite-lived assets:
Trademarks and tradenames		$1,012,019			$997,066

The aggregate intangible amortization expense was $16.9 million and $17.3 million for the three months period ended September 26, 2020 and September 28, 2019, respectively. The aggregate intangible amortization expense was $51.4 million and $48.1 million for the nine months period ended September 26, 2020 and September 28, 2019, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Twelve Month Period coinciding with the end of the company's Fiscal Third Quarter	Amortization Expense

2021	$64,119
2022	60,564
2023	54,096
2024	45,053
2025	35,892
Thereafter	148,857
$408,581

10)    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Sep 26, 2020	Dec 28, 2019
Contract liabilities	$86,103	$74,511
Accrued payroll and related expenses	71,526	80,621
Accrued warranty	67,714	66,374
Accrued customer rebates	33,418	51,709
Accrued sales and other tax	23,438	19,862
Accrued short-term leases	23,297	21,827
Accrued interest rate swaps	15,282	—
Accrued product liability and workers compensation	13,134	15,164
Accrued professional fees	12,291	13,368
Accrued agent commission	10,562	13,816
Accrued restructuring	5,818	1,121
Other accrued expenses	58,997	58,177

	$421,580	$416,550

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
A rollforward of the warranty reserve is as follows (in thousands):

Nine Months Ended
Sep 26, 2020
Balance as of December 28, 2019	$66,374
Warranty reserve related to acquisitions	1,335
Warranty expense	42,480
Warranty claims	(42,475)
Balance as of September 26, 2020	$67,714

12)    Financing Arrangements

	Sep 26, 2020	Dec 28, 2019
	(in thousands)
Senior secured revolving credit line	$854,758	$1,869,402
Term loan facility	345,312	—
Convertible senior notes	627,006	—
Foreign loans	4,967	3,622
Other debt arrangement	82	116
Total debt	1,832,125	1,873,140
Less: Current maturities of long-term debt	23,152	2,894
Long-term debt	1,808,973	1,870,246
On January 31, 2020, the company entered into an amended and restated five-year, $3.5 billion multi-currency senior secured credit agreement (as amended as described below, the "Credit Facility"). The Credit Facility amended the company's pre-existing $3.0 billion credit facility, which had an original maturity of July 2021, to provide for (i) a $750.0 million term loan facility and (ii) a $2.75 billion multi-currency revolving credit facility, with the potential under certain circumstances, to increase the amount of the credit facility to up to a total of $4.0 billion (plus additional amounts, subject to compliance with a senior secured net leverage ratio). The Credit Facility matures on January 31, 2025. The term loan facility will amortize in equal quarterly installments due on the last day of each fiscal quarter, commencing with the first full fiscal quarter after January 31, 2020, in an aggregate annual amount equal to 2.50% of the original aggregate principal amount of the term loan facility, with the balance, plus any accrued interest, due and payable on January 31, 2025.
On August 21, 2020, the company issued $747.5 million aggregate principal amount of 1.00% Convertible Senior Notes                                 due 2025 (the "Convertible Notes") in a private offering pursuant to an indenture, dated August 21, 2020 (the "Indenture"), between the company and U.S. Bank National Association, as trustee. The net proceeds from the sale of the Convertible Notes were approximately $729.9 million after deducting the initial purchasers' discounts and the offering expenses payable by the company. In connection with the pricing of the Convertible Notes, the company entered into privately negotiated capped call transactions (the "Capped Call Transactions") and the company used the net proceeds to pay the aggregate amount of $104.7 million for them. The Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of the company's common stock that underlie the Convertible Notes.
The company used a portion of the net proceeds from the offering of the Convertible Notes to prepay $400.0 million aggregate principal amount of its term loan obligations owed under its Credit Facility; which was amended concurrently with the issuance of the Convertible Notes. The Credit Facility, as amended, is in an aggregate principal amount of $3.1 billion, consisting of (i) a $350 million term loan facility and (ii) a $2.75 billion multi-currency revolving credit facility. The maturity date remains unchanged at January 31, 2025. The company intends to use the remaining net proceeds for general corporate purposes, including the financing of its operations, the potential repayment of additional indebtedness and potential acquisitions and other strategic transactions.
Credit Facility
As of September 26, 2020, the company had $1.2 billion of borrowings outstanding under the Credit Facility, including $814.0 million of borrowings in U.S. Dollars, $40.8 million of borrowings denominated in British Pounds, and $345.3 million outstanding under the term loan. The company also had $13.4 million in outstanding letters of credit as of September 26, 2020, which reduces the borrowing availability under the Credit Facility. Remaining borrowing availability under this facility was $1.9 billion at September 26, 2020.

At September 26, 2020, borrowings under the Credit Facility accrued interest at a rate of 1.625% above LIBOR per annum or 0.625% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 3.75% at the end of the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.25% per annum as of September 26, 2020. As a result of the amendment, for the quarterly periods extending through the second fiscal quarter of 2021, borrowings under the Credit Facility will accrue interest at a minimum of 2.00% above LIBOR and the variable unused commitment fee will be at a minimum of 0.35%.
The term loan facility had an average interest rate per annum, inclusive of hedging instruments, of 2.83% as of September 26, 2020.
In addition, the company has other international credit facilities to fund working capital needs outside the United States and the United Kingdom. At September 26, 2020, these foreign credit facilities amounted to $5.0 million in U.S. Dollars with a weighted average per annum interest rate of approximately 6.08%.
The company’s debt is reflected on the balance sheet at cost. The fair values of the Credit Facility, term debt and foreign and other debt is based on the amount of future cash flows associated with each instrument discounted using the company's incremental borrowing rate. The company believes its interest rate margins on its existing debt are consistent with current market conditions and therefore the carrying value of debt reflects the fair value. The interest rate margin is based on the company's Leverage Ratio. The carrying value and estimated aggregate fair value, a level 2 measurement, based primarily on market prices, of debt excluding the Convertible Notes is as follows (in thousands):

	Sep 26, 2020		Dec 28, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt excluding convertible senior notes	$1,205,119	$1,205,119	$1,873,140	$1,873,140
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At September 26, 2020, the company had outstanding floating-to-fixed interest rate swaps totaling $251.0 million notional amount carrying an average interest rate of 2.39% maturing in less than 12 months and $862.0 million notional amount carrying an average interest rate of 1.87% that mature in more than 12 months but less than 84 months.

The terms of the Credit Facility, as amended, limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00, (ii) a maximum Total Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 5.50 to 1.00, and (iii) a maximum Secured Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 3.50 to 1.00; which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. However; the maximum secured leverage ratio is permitted to be at higher amounts for periods extending through the second fiscal quarter of 2021, after which time covenants will revert to their original levels. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At September 26, 2020, the company was in compliance with all covenants pursuant to its borrowing agreements.
The company has run various scenarios to estimate the impact of the COVID-19 pandemic and continues to believe that its future cash generated from operations, together with its capacity under its Credit Facility and its cash on hand, will provide adequate resources to meet its working capital needs and cash requirements and maintain compliance with financial covenants in its Credit Facility for at least the next 12 months.

Convertible Notes
The following table summarizes the outstanding principal amount and carrying value of the Convertible Notes:

Sep 26, 2020
(in thousands)
Principal amounts:
Principal	$747,500
Unamortized debt discount	(120,494)
Net carrying amount	$627,006
The following table summarizes total interest expense recognized related to the Convertible Notes:

Nine Months Ended
Sep 26, 2020
Contractual interest expense	$726
Interest cost related to amortization of the debt discount and issuance costs	2,130
Total interest expense	$2,856

The estimated fair value of the Convertible Notes was $740.7 million as of September 26, 2020 and was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 1 (d), Fair Value Measurements, in these Notes to the Condensed Consolidated Financial Statements included in this Part I, Item 1 of this Quarterly Report on Form 10-Q. The if-converted value of the Convertible Notes did not exceed their respective principal value as of September 26, 2020.

The Convertible Notes are general unsecured obligations of the company. The Convertible Notes rank senior in right of payment to any of the company’s future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; rank equal in right of payment to the company’s existing and future unsecured indebtedness that is not so subordinated; are effectively subordinated in right of payment to any of the company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and are structurally subordinated to all existing and future indebtedness and liabilities of the company’s subsidiaries.
In accounting for the issuance of the Convertible Notes, the company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the company's own stock, was determined by deducting the fair value of the liability component from the par value of the Convertible Notes. The difference between the principal amount of the Convertible Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the Condensed Consolidated Balance Sheets and amortized to interest expense using the effective interest method over the term of the Convertible Notes. The effective interest rate of the Convertible Notes is 4.7%. The equity component of the Convertible Notes of approximately $105.0 million is included in the additional paid-in capital in the Condensed Consolidated Balance Sheets and is not remeasured as long as it continues to meet the conditions for equity classification. The company allocated transaction costs related to the Convertible Notes using the same proportions as the proceeds from the Convertible Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the Condensed Consolidated Balance Sheets and amortized to interest expense over the term of the Convertible Notes, and transaction costs attributable to the equity component were netted with the equity component in shareholders' equity.

The Convertible Notes were issued pursuant to the Indenture and bear interest semi-annually in arrears at a rate of 1.00% per annum on March 1 and September 1 of each year. The Convertible Notes are convertible based upon an initial conversion rate of 7.7746 shares of the company's common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $128.62 per share of the company's common stock. The conversion rate will be subject to adjustment upon occurrence of certain specified events in accordance with the Indenture, but will not be adjusted for accrued and unpaid interest. Additionally, in the event of a Fundamental Change (as defined in the Indenture), holders of the Convertible Notes may require the company to repurchase all or a portion of their Convertible Notes at a price equal to 100.0% of the principal amount of Convertible Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. Upon conversion, the company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the company's election, in respect of the remainder, if any, of the company's conversion obligation in excess of the aggregate principal amount of the notes being converted.
The Convertible Notes will mature on September 1, 2025 unless they are redeemed, repurchased or converted prior to such date in accordance with their terms. Prior to the close of business on the business day immediately preceding June 1, 2025, the notes will be convertible at the option of the holders only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 2, 2021 (and only during such fiscal quarter), if the last reported sale price of the company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130.0% of the conversion price for the Convertible Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of that ten consecutive trading day period was less than 98.0% of the product of the last reported sale price of the company's common stock and the conversion rate of the Convertible Notes on each such trading day; (3) if the company calls such Convertible Notes for redemption; or (4) upon the occurrence of specified corporate events. On or after June 1, 2025, the notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Holders of the Convertible Notes who convert in connection with a Make-Whole Fundamental Change or during a Redemption Period (each as defined in the Indenture) will be, under certain circumstances, entitled to an increase in the conversion rate.

The company may settle the conversions of the Convertible Notes in cash, shares of the company's common stock or any combination thereof at its election. The number of shares of the company's common stock issuable at the conversion price of $128.62 per share is expected to be 5.8 million shares. However, the Capped Call Transactions are expected generally to reduce the potential dilution of the company's common stock upon any conversion of Convertible Notes and/or offset the cash payments the company is required to make in excess of the principal amount of the Notes. Under the Capped Call Transactions, the number of shares of common stock issuable at the conversion price of $207.93 is expected to be 3.6 million shares.

The Convertible Notes were not convertible during the nine months period ended September 26, 2020 and none have been converted to date. Also given the average market price of the company's common stock has not exceeded the exercise price for the three and nine months periods ended September 26, 2020, there is no impact to the diluted earnings per share.

The company may redeem all or any portion of the Convertible Notes, at its option, on or after September 5, 2023 and prior to the 41st scheduled trading day immediately preceding the maturity date, at a redemption price equal to 100.0% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest thereon, if the last reported sales price of the company's common stock has been at least 130.0% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the company provides written notice of redemption.

The Indenture includes customary terms and covenants, including certain events of default after which the Convertible Notes may become due and payable immediately.

Capped Call Transactions
The Capped Call Transactions are expected generally to reduce the potential dilution and/or offset the cash payments the company is required to make in excess of the principal amount of the Convertible Notes upon conversion of the Convertible Notes in the event that the market price per share of the company's common stock is greater than the strike price of the Capped Call Transactions (which initially corresponds to the initial conversion price of the Convertible Notes and is subject to certain adjustments under the terms of the Capped Call Transactions), with such reduction and/or offset subject to a cap based on the cap price of the Capped Call Transactions. The Capped Call Transactions have an initial cap price of $207.93 per share of the company's common stock. The Capped Call Transactions cover, initially, the number of shares of the company's common stock underlying the Convertible Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes.

The Capped Call Transactions are separate transactions entered into by the company with the capped call counterparties, and are not part of the terms of the Convertible Notes and will not affect any holder's right under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the Capped Call Transactions. The Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to the company's stock. The premiums paid of the Capped Call Transactions have been included as a net reduction to additional paid-in capital with stockholders' equity.

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
Foreign Exchange: The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The fair value of the forward and option contracts was a gain of $0.2 million at the end of the third quarter of 2020.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of September 26, 2020, the fair value of these instruments was a liability of $57.8 million. The change in fair value of these swap agreements in the first nine months of 2020 was a loss of $25.2 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Sep 26, 2020	Dec 28, 2019
Fair value	Other assets	$—	$1,830
Fair value	Accrued expenses	$15,282	$—
Fair value	Other non-current liabilities	$42,538	$25,120

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Presentation of Gain/(loss)	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$(1,545)	$(7,114)	$(44,949)	$(37,090)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(5,158)	$403	$(10,419)	$1,953
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
Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Sep 26, 2020		Sep 28, 2019		Sep 26, 2020		Sep 28, 2019
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$371,223	58.5%	$500,990	69.2%	$1,081,847	60.6%	$1,471,800	67.8%
Food Processing	110,648	17.4	89,147	12.3	316,477	17.7	279,474	12.9
Residential Kitchen	152,654	24.1	133,877	18.5	385,637	21.7	420,546	19.3
Total	$634,525	100.0%	$724,014	100.0%	$1,783,961	100.0%	$2,171,820	100.0%

The following table summarizes the results of operations for the company's business segments (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other (1)	Total
Three Months Ended September 26, 2020
Net sales	$371,223	$110,648	$152,654	$—	$634,525
Income (loss) from operations (2)(3)	57,483	22,860	22,626	(16,297)	86,672
Depreciation expense	5,360	1,480	2,965	—	9,805
Amortization expense (4)	12,923	1,794	2,170	692	17,579
Net capital expenditures	5,279	692	794	299	7,064

Nine Months Ended September 26, 2020
Net sales	$1,081,847	$316,477	$385,637	$—	$1,783,961
Income (loss) from operations (2)(3)	173,064	57,801	41,860	(41,521)	231,204
Depreciation expense	15,567	4,179	8,742	15	28,503
Amortization expense (4)	38,257	5,494	7,627	1,713	53,091
Net capital expenditures	12,771	3,115	4,089	420	20,395

Total assets	$3,155,360	$628,156	$1,149,550	$87,118	$5,020,184

Three Months Ended September 28, 2019
Net sales	$500,990	$89,147	$133,877	$—	$724,014
Income (loss) from operations (2)(3)	105,099	13,349	17,850	(14,953)	121,345
Depreciation expense	5,413	1,158	2,897	8	9,476
Amortization expense (4)	12,230	2,616	2,413	402	17,661
Net capital expenditures	5,852	3,212	3,125	—	12,189

Nine Months Ended September 28, 2019
Net sales	$1,471,800	$279,474	$420,546	$—	$2,171,820
Income (loss) from operations (2)(3)	313,482	44,477	57,220	(53,166)	362,013
Depreciation expense	15,714	3,498	8,697	105	28,014
Amortization expense (4)	34,519	6,223	7,308	1,208	49,258
Net capital expenditures	19,065	5,289	7,061	2,404	33,819

Total assets	$3,162,315	$606,186	$1,129,935	$30,092	$4,928,528

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
(4)Includes amortization of deferred financing costs.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Sep 26, 2020	Sep 28, 2019
United States and Canada	$321,159	$309,117
Asia	22,857	21,668
Europe and Middle East	152,914	139,486
Latin America	6,111	8,030
Total international	$181,882	$169,184
	$503,041	$478,301
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

The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended		Nine Months Ended
	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019
Net Periodic Pension Benefit:
Service cost	$649	$593	$1,918	$1,839
Interest cost	6,456	7,995	19,086	24,776
Expected return on assets	(18,089)	(16,118)	(53,476)	(49,948)
Amortization of net loss (gain)	842	149	2,489	462
Amortization of prior service cost (credit)	642	614	1,897	1,904
Curtailment loss (gain)	—	185	—	573
	$(9,500)	$(6,582)	$(28,086)	$(20,394)

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

16)    Restructuring
During fiscal 2019, the company undertook cost reduction initiatives related to the Commercial Foodservice Equipment Group including headcount reductions and facility consolidations. These actions resulted in an additional charge of $0.5 million in the three months ended March 28, 2020. There were no additional expenses incurred in 2020 with respect to such cost reduction initiatives taken during fiscal 2019. These expenses are reflected in restructuring expenses in the Condensed Consolidated Statements of Comprehensive Income. At September 26, 2020, the restructuring obligations for these initiatives were completed with no future expenses expected.

During the second and third quarter of fiscal 2020, due to the COVID-19 pandemic, the company began cost reduction initiatives primarily related to headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group. These actions resulted in a charge of $7.0 million and $8.6 million, in the three and nine months ended September 26, 2020, respectively. These expenses are reflected in restructuring expenses in the Condensed Consolidated Statements of Comprehensive Income. The company estimates that these restructuring initiatives will result in future cost savings of approximately $20.0 million annually. At September 26, 2020, the restructuring obligations accrued for these initiatives is $5.4 million and should substantially be completed by the end of fiscal 2020.

The restructuring expenses for the other segments of the company were not material during the period.

17)    Share Repurchases
    On November 7, 2017, the company's Board of Directors approved a stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock in open market purchase transactions. For the nine months ended September 26, 2020, the company repurchased 896,965 shares of its common stock under the program for $69.7 million, including applicable commissions, which represented an average price of $77.70. As of September 26, 2020, 1,023,165 shares had been purchased under the 2017 stock repurchase program.

The company also treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. For the nine months ended September 26, 2020, the company repurchased 108,473 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $7.5 million.

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

During the nine months period ended September 26, 2020, the company's business experienced significant disruptions due to the COVID-19 pandemic. In response, the company implemented swift actions to protect our employees, ensure uninterrupted service to our customers and aggressively adjust our business and cost structure for a decline in revenues. The company's actions include, but are not limited to the following:

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

–Liquidity and Cash Flow - Reduced capital expenditures for the remainder of year, enhanced working capital reduction initiatives to drive inventory efficiency, and suspended the Middleby share repurchase program. Maintained investments in key strategic initiatives. Improved our capital structure through the issuance of Convertible Notes and amended our Credit Facility to provide additional flexibility.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Sep 26, 2020		Sep 28, 2019		Sep 26, 2020		Sep 28, 2019
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$371,223	58.5%	$500,990	69.2%	$1,081,847	60.6%	$1,471,800	67.8%
Food Processing	110,648	17.4	89,147	12.3	316,477	17.7	279,474	12.9
Residential Kitchen	152,654	24.1	133,877	18.5	385,637	21.7	420,546	19.3
Total	$634,525	100.0%	$724,014	100.0%	$1,783,961	100.0%	$2,171,820	100.0%

Results of Operations
 The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended		Nine Months Ended
	Sep 26, 2020	Sep 28, 2019	Sep 26, 2020	Sep 28, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.9	62.7	64.9	62.5
Gross profit	35.1	37.3	35.1	37.5
Selling, general and administrative expenses	20.3	20.0	21.6	20.5
Restructuring	1.1	0.6	0.6	0.3
Income from operations	13.7	16.7	12.9	16.7
Interest expense and deferred financing amortization, net	2.9	2.9	3.1	2.9
Net periodic pension benefit (other than service costs)	(1.6)	(1.0)	(1.7)	(1.0)
Other (income) expense, net	—	0.2	0.2	—
Earnings before income taxes	12.4	14.6	11.3	14.8
Provision for income taxes	2.9	3.3	2.6	3.6
Net earnings	9.5%	11.3%	8.7%	11.2%

Three Months Ended September 26, 2020 as compared to Three Months Ended September 28, 2019

NET SALES. Net sales for the three months period ended September 26, 2020 decreased by $89.5 million or 12.4% to $634.5 million as compared to $724.0 million in the three months period ended September 28, 2019. Net sales increased by $8.0 million, or 1.1%, from the fiscal 2019 acquisitions of Pacproinc, Brava and Synesso and fiscal 2020 acquisitions of RAM and Deutsche. Excluding acquisitions, net sales decreased $97.5 million, or 13.5%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended September 26, 2020 increased net sales by approximately $4.6 million or 0.6%. Excluding the impact of foreign exchange and acquisitions, sales decreased 14.1% for the three months period ended September 26, 2020 as compared to the prior year period, including a net sales decrease of 27.4% at the Commercial Foodservice Equipment Group, a net sales increase of 22.4% at the Food Processing Equipment Group and a net sales increase of 11.4% at the Residential Kitchen Equipment Group.

•Net sales of the Commercial Foodservice Equipment Group decreased by $129.8 million, or 25.9%, to $371.2 million in the three months period ended September 26, 2020, as compared to $501.0 million in the prior year period. Net sales from the acquisitions of Synesso, RAM, and Deutsche, which were acquired on November 27, 2019, January 13, 2020, and March 2, 2020, respectively, accounted for an increase of $5.9 million during the three months period ended September 26, 2020. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group decreased $135.7 million, or 27.1%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales decreased $137.3 million or 27.4% at the Commercial Foodservice Equipment Group. Domestically, which is considered to be the U.S. and Canada, the company realized a sales decrease of $80.8 million, or 23.3%, to $265.8 million, as compared to $346.6 million in the prior year period. The decline in domestic sales reflects the impacts of COVID-19. This includes an increase of $3.8 million from recent acquisitions. Excluding the acquisitions, the net decrease in domestic sales was $84.6 million, or 24.4%. International sales decreased $49.0 million, or 31.7%, to $105.4 million, as compared to $154.4 million in the prior year period. This includes an increase of $2.1 million from the recent acquisitions and an increase of $1.6 million related to the favorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales decrease in international sales was $52.7 million, or 34.1%. The decrease in international revenues reflects the outbreak of COVID-19.

•Net sales of the Food Processing Equipment Group increased by $21.5 million, or 24.1%, to $110.6 million in the three months period ended September 26, 2020, as compared to $89.1 million in the prior year period. Excluding the impact of foreign exchange and the acquisition of Pacproinc, acquired July 16, 2019, net sales increased $20.0 million, or 22.4% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $24.9 million, or 43.5%, to $82.1 million, as compared to $57.2 million in the prior year period. The increase in domestic sales reflects growth across our product portfolio. Excluding the acquisition, the net increase in domestic sales was $24.1 million, or 42.1%. International sales decreased $3.4 million, or 10.7%, to $28.5 million, as compared to $31.9 million in the prior year period. Excluding the acquisition and foreign exchange, the net sales decrease in international sales was $4.1 million, or 12.9%. The decrease in international revenues reflects declines in sales primarily due to the disruptive impact of COVID-19.

•Net sales of the Residential Kitchen Equipment Group increased by $18.8 million, or 14.0%, to $152.7 million in the three months period ended September 26, 2020, as compared to $133.9 million in the prior year period. Excluding the impact of foreign exchange and the acquisition of Brava, acquired November 19, 2019, net sales increased $15.2 million, or 11.4% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $10.4 million, or 12.0%, to $97.3 million, as compared to $86.9 million in the prior year period. The increase in domestic sales is primarily related to strong consumer demand for out premium appliance brands. Excluding the acquisition, the net increase in domestic sales was $9.1 million, or 10.5%. International sales increased $8.4 million, or 17.9%, to $55.4 million, as compared to $47.0 million in the prior year period. This includes a favorable impact of exchange rates of $2.3 million. Excluding foreign exchange, the net sales increase in international sales was $6.1 million, or 13.0%, primarily due to strong demand for our premium appliance brands.

GROSS PROFIT. Gross profit decreased to $222.7 million in the three months period ended September 26, 2020 from $270.0 million in the prior year period, primarily reflecting lower sales volumes related to COVID-19, lower margins at recent acquisitions, offset by the favorable impact of foreign exchanges rates of $1.6 million. The gross margin rate was 37.3% in the three months period ended September 28, 2019 as compared to 35.1% in the current year period.

•Gross profit at the Commercial Foodservice Equipment Group decreased by $59.6 million, or 31.9%, to $127.5 million in the three months period ended September 26, 2020, as compared to $187.1 million in the prior year period. Gross profit from the acquisitions of Synesso, RAM, and Deutsche increased gross profit by $1.9 million. Excluding acquisitions, gross profit decreased by $61.5 million primarily related to lower sales volumes. The impact of foreign exchange rates increased gross profit by approximately $0.6 million. The gross margin rate decreased to 34.3%, as compared to 37.3% in the prior year period. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 34.4%.

•Gross profit at the Food Processing Equipment Group increased by $9.3 million, or 29.9%, to $40.4 million in the three months period ended September 26, 2020, as compared to $31.1 million in the prior year period. Excluding the acquisition, gross profit increased by $9.1 million. The impact of foreign exchange rates increased gross profit by approximately $0.4 million. The gross profit margin rate increased to 36.5%, as compared to 34.9% in the prior year period primarily related to higher sales volumes and product mix. The gross margin rate, excluding the acquisition and the impact of foreign exchange, was 36.5%.

•Gross profit at the Residential Kitchen Equipment Group increased by $3.4 million, or 6.5%, to $55.5 million in the three months period ended September 26, 2020, as compared to $52.1 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $0.6 million. The gross margin rate decreased to 36.3%, as compared to 38.9% in the prior year period. The gross margin rate, excluding the acquisition and the impact of foreign exchange, was 36.6%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses decreased from $144.5 million in the three months period ended September 28, 2019 to $128.8 million in the three months period ended September 26, 2020.  As a percentage of net sales, selling, general, and administrative expenses were 20.0% in the three months period ended September 28, 2019, as compared to 20.3% in the three months period ended September 26, 2020.

Selling, general and administrative expenses reflect increased costs of $5.5 million associated with acquisitions, including $0.9 million of intangible amortization expense. Selling, general and administrative expenses decreased $6.8 million related to compensation costs and commissions and $12.2 million due to controllable cost reductions within travel & entertainment, convention costs, professional fees and advertising. Foreign exchange rates had an unfavorable impact of $1.0 million. The compensation decreases were partially offset by a $3.3 million increase related to higher non-cash share-based compensation.

RESTRUCTURING EXPENSES. Restructuring expenses were $4.2 million for the three months period ended September 28, 2019 and $7.3 million for the three months period ended September 26, 2020. Restructuring expenses in the current period related primarily to headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group. In the three months period ended September 28, 2019, restructuring expenses related primarily to headcount reductions and cost reduction initiatives related to facility consolidations within the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $18.4 million in the three months period ended September 26, 2020, as compared to $20.8 million in the prior year period, reflecting the reduction in the average interest rates under the Credit Facility and benefit from the Convertible Notes, offset by higher non-cash interest from the Convertible Notes. Net periodic pension benefit (other than service costs) increased $2.9 million to $10.1 million in the three months period ended September 26, 2020 from $7.2 million in the prior year period, related to the decrease in discount rate used to calculate the interest cost and higher expected returns on assets driven by higher asset values at the end of fiscal 2019. Other income was $0.3 million in the three months period ended September 26, 2020, as compared to other expense of $1.4 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $18.2 million, at an effective rate of 23.1%, was recorded during the three months period ended September 26, 2020, as compared to $24.2 million at an effective rate of 22.8%, in the prior year period. The effective tax rates in 2020 and 2019 are higher than the federal tax rate of 21% primarily due to state taxes..

Nine Months Ended September 26, 2020 as compared to Nine Months Ended September 28, 2019

NET SALES. Net sales for the nine months period ended September 26, 2020 decreased by $387.8 million or 17.9% to $1,784.0 million as compared to $2,171.8 million in the nine months period ended September 28, 2019. Net sales increased by $61.8 million, or 2.8%, from the fiscal 2019 acquisitions of Cooking Solutions Group, Powerhouse, Ss Brewtech, Pacproinc, Brava and Synesso and fiscal 2020 acquisitions of RAM and Deutsche. Excluding acquisitions, net sales decreased $449.6 million, or 20.7%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the nine months period ended September 26, 2020 decreased net sales by approximately $4.1 million or 0.2%. Excluding the impact of foreign exchange and acquisitions sales decreased 20.5% for nine months period ended September 26, 2020 as compared to the prior year period, including a net sales decrease of 29.2% at the Commercial Foodservice Equipment Group, a net sales increase of 8.7% at the Food Processing Equipment Group and a net sales decrease of 9.4% at the Residential Kitchen Equipment Group.

•Net sales of the Commercial Foodservice Equipment Group decreased by $389.9 million, or 26.5%, to $1,081.9 million in the nine months period ended September 26, 2020, as compared to $1,471.8 million in the prior year period. Net sales from the acquisitions of Cooking Solutions Group, Powerhouse, Ss Brewtech, Synesso, RAM, and Deutsche, which were acquired on April 1, 2019, April 1, 2019, June 15, 2019, November 27, 2019, January 13, 2020, and March 2, 2020, respectively, accounted for an increase of $44.2 million during the nine months period ended September 26, 2020. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group decreased $434.1 million, or 29.5%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales decreased $430.3 million or 29.2% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales decrease of $236.4 million, or 23.5%, to $768.2 million, as compared to $1,004.6 million in the prior year period. This includes an increase of $36.3 million from recent acquisitions. Excluding acquisitions, the net decrease in domestic sales was $272.7 million, or 27.1%. The decline in domestic sales reflects the impacts of COVID-19. International sales decreased $153.5 million, or 32.9%, to $313.7 million, as compared to $467.2 million in the prior year period. This includes an increase of $7.9 million from the recent acquisitions and a decrease of $3.8 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales decrease in international sales was $157.6 million, or 33.7%. The decrease in international revenues reflects the impacts of COVID-19.

•Net sales of the Food Processing Equipment Group increased by $37.0 million, or 13.2%, to $316.5 million in the nine months period ended September 26, 2020, as compared to $279.5 million in the prior year period. Excluding the impact of foreign exchange and the acquisition of Pacproinc, acquired July 16, 2019, net sales increased $24.3 million or 8.7% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $54.8 million, or 31.7%, to $227.8 million, as compared to $173.0 million in the prior year period. Excluding the acquisition, the net increase in domestic sales was $42.1 million, or 24.3%. The increase in domestic sales reflects growth in protein equipment sales. International sales decreased $17.8 million, or 16.7%, to $88.7 million, as compared to $106.5 million in the prior year period. Excluding the acquisition and foreign exchange, the net sales decrease in international sales was $17.8 million, or 16.7%. The decrease in international revenues reflects declines in sales primarily due to the disruptive impact of COVID-19.

•Net sales of the Residential Kitchen Equipment Group decreased by $34.9 million or 8.3%, to $385.6 million in the nine months period ended September 26, 2020, as compared to $420.5 million in the prior year period. Excluding the impact of foreign exchange and the acquisition of Brava, acquired November 19, 2019, net sales decreased $39.5 million, or 9.4%, at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $6.6 million, or 2.4%, to $264.1 million, as compared to $270.7 million in the prior year period. Excluding the impact of the acquisition, the net decrease in domestic sales was $10.6 million, or 3.9%. The decline in domestic sales reflects the impacts of COVID-19 through the first half of the year, partially offset by strong consumer demand in the three months period ended September 28, 2019. International sales decreased $28.3 million, or 18.9%, to $121.5 million, as compared to $149.8 million in the prior year period. Excluding foreign exchange, the net sales decrease in international sales was $28.9 million, or 19.3%. The decline of sales in the European market reflects the impacts of Brexit and the outbreak of COVID-19 partially offset by strong consumer demand in the three months period ended September 28, 2019.

GROSS PROFIT. Gross profit decreased to $626.1 million in the nine months period ended September 26, 2020 from $813.8 million in the prior year period, primarily related to lower sales volumes due to COVID-19 and the unfavorable impact of foreign exchanges rates of $0.7 million. The gross margin rate was 37.5% in the nine months period ended September 28, 2019 as compared to 35.1% in the current year period.

•Gross profit at the Commercial Foodservice Equipment Group decreased by $176.0 million, or 31.8%, to $377.6 million in the nine months period ended September 26, 2020, as compared to $553.6 million in the prior year period. Gross profit from acquisitions accounted for $10.9 million of the increase in gross profit during the period. Excluding the recent acquisitions, gross profit decreased by $186.9 million on lower sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $0.6 million. The gross margin rate decreased to 34.9%, as compared to 37.6% in the prior year period. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 35.3%.

•Gross profit at the Food Processing Equipment Group increased by $14.1 million, or 14.3%, to $112.6 million in the nine months period ended September 26, 2020, as compared to $98.5 million in the prior year period. Excluding the acquisition, gross profit increased by approximately $9.8 million. The impact of foreign exchange rates decreased gross profit by approximately $0.3 million. The gross profit margin rate increased to 35.6%, as compared to 35.2% in the prior year period. The gross margin rate, excluding the acquisition and the impact of foreign exchange, was 35.7%.

•Gross profit at the Residential Kitchen Equipment Group decreased by $26.1 million, or 16.0%, to $137.5 million in the nine months period ended September 26, 2020, as compared to $163.6 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $0.2 million. The gross margin rate decreased to 35.7%, as compared to 38.9% in the prior year period, primarily related to lower sales volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses decreased from $445.0 million in the nine months period ended September 28, 2019 to $384.6 million in the nine months period ended September 26, 2020. As a percentage of net sales, selling, general, and administrative expenses were 20.5% in the nine months period ended September 28, 2019, as compared to 21.6% in the nine months period ended September 26, 2020.

Selling, general and administrative expenses reflect increased costs of $21.1 million associated with acquisitions, including $5.4 million of intangible amortization expense. Selling, general and administrative expenses decreased $40.7 million related to compensation costs and commissions and $32.3 million due to controllable cost reductions within professional fees, travel & entertainment, convention costs and advertising. Foreign exchange rates had a favorable impact of $1.7 million. The compensation decreases were partially offset by a $11.2 million increase related to higher non-cash share-based compensation. The prior year period expenses also included $10.1 million related to the transition costs with respect to the former Chairman and Chief Executive Officer upon his retirement in February 2019.

RESTRUCTURING EXPENSES. Restructuring expenses increased $3.5 million from $6.8 million in the nine months period ended September 28, 2019 to $10.3 million in the nine months period ended September 26, 2020. Restructuring expenses in the current period related primarily to headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group. In the nine months period ended September 28, 2019, restructuring charges related primarily to headcount reductions and cost reduction initiatives related to facility consolidations at the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $55.9 million in the nine months period ended September 26, 2020, as compared to $63.3 million in the prior year period, reflecting the reduction in the average interest rates under the Credit Facility and benefit from the Convertible Notes, offset by higher non-cash interest from the Convertible Notes. Net periodic pension benefit (other than service costs) increased $7.8 million to $30.0 million in the nine months period ended September 26, 2020 from $22.2 million in the prior year period, related to the decrease in discount rate used to calculate the interest cost and higher expected returns on assets driven by higher asset values at the end of fiscal 2019. Other expense was $3.4 million in the nine months period ended September 26, 2020, as compared to other income of $0.5 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $46.5 million, at an effective rate of 23.0%, was recorded during the nine months period ended September 26, 2020, as compared to $78.2 million at an effective rate of 24.3%, in the prior year period. The effective rates in 2020 and 2019 are higher than the federal tax rate of 21% primarily due to state taxes.

Financial Condition and Liquidity
During the nine months ended September 26, 2020, cash and cash equivalents increased by $125.8 million to $220.3 million from $94.5 million at December 28, 2019. Borrowings decreased from $1.9 billion to $1.8 billion at December 28, 2019 and September 26, 2020, respectively.
OPERATING ACTIVITIES. Net cash provided by operating activities was $316.2 million for the nine months ended September 26, 2020, compared to $229.7 million for the nine months ended September 28, 2019.

During nine months period ended September 26, 2020, net cash provided by changes in assets and liabilities amounted to $80.9 million. This resulted from payments and collections largely attributable to reduction in sales volumes at the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group, as well as decreases in inventory levels. Changes also included a $19.9 million decrease in accrued expenses and other non-current liabilities including impacts from the timing of payments made for various customer programs and compensation programs.
INVESTING ACTIVITIES. During the nine months ended September 26, 2020, net cash used for investing activities amounted to $53.5 million. This included $33.7 million primarily for the 2020 acquisitions of RAM, Deutsche. Additionally, $29.8 million was expended, primarily associated with additions and upgrades of production equipment, manufacturing facilities and residential and commercial showrooms, and was offset by $9.4 million proceeds on the sale of properties following facility consolidations actions.
FINANCING ACTIVITIES. Net cash flows used by financing activities were $134.8 million during the nine months ended September 26, 2020. On January 31, 2020, the company entered into an amended and restated five-year, $3.5 billion multi-currency senior secured credit agreement (the "Credit Facility").  On August 21, 2020, the company issued $747.5 million aggregate principal amount of 1.00% the Convertible Senior Notes due 2025 (the "Notes"), and incurred $17.6 million of issuance costs. The company then entered into privately negotiated capped call transactions (the "Capped Call Transactions") in an aggregate amount of $104.7 million. A portion of the net proceeds from the Notes offering was used to prepay $400.0 million aggregate principal amount of its term loan obligations and to execute an amendment to the Credit Facility. The company incurred approximately $11.0 million of debt issuance costs, in aggregate, for amendments to the Credit Facility.
In addition to the term loan prepayment, the company’s borrowing activities during the nine months ended September 26, 2020 included $270.2 million of net repayments under its Credit Facility, as a result of utilization of net proceeds from the Convertible Notes transactions, as well as repaying borrowing made during the first half of the year.
Additionally, the company repurchased $77.2 million of Middleby common shares during the nine months ended September 26, 2020. This was comprised of $7.5 million to repurchase 108,473 shares of Middleby common stock that were surrendered to the company for withholding taxes related to restricted stock vestings and $69.7 million used to repurchase 896,965 shares of its common stock under a repurchase program.
At September 26, 2020, the company was in compliance with all covenants pursuant to its borrowing agreements. The company has run various scenarios to estimate the impact of the COVID-19 pandemic and continues to believe that its future cash generated from operations, together with its capacity under its Credit Facility and its cash on hand, will provide adequate resources to meet its working capital needs and cash requirements and maintain compliance with financial covenants in its Credit Facility for at least the next 12 months.

Recently Issued Accounting Standards

See Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 4 - Recent Issued Accounting Standards, of this Quarterly Report on Form 10-Q.
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

During the nine months period ended September 26, 2020, the company adopted ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350)". The amendments simplify the subsequent measurement of goodwill, by removing the second step of the goodwill impairment test. The company's qualitative assessment of goodwill impairment remains consistent; however, in the case of an impairment, the company will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value.

During the nine months period ended September 26, 2020, the company completed the issuance of convertible debt with debt and equity components. The company evaluated the different components and features of the hybrid instrument and determined whether certain elements were embedded derivative instruments which require bifurcation. Components of convertible debt instruments that upon conversion may be settled fully in cash or partly in cash based on a net-share settlement basis are accounted for separately as long-term debt and equity when the conversion feature of the convertible bonds constitute an embedded equity instrument. When an equity instrument is identified, proceeds from issuance are allocated between debt and equity by measuring first the liability component and then determining the equity component as a residual amount. The liability component is measured as the fair value of a similar nonconvertible debt, which results in the recognition of a debt discount. In subsequent periods, the company will amortize the debt discount to interest expense, net within the Condensed Consolidated Statements of Comprehensive Income, using the effective interest method based on the expected maturity of the debt. The equity component is reported in additional paid-in capital within the Condensed Consolidated Statement of Changes in Stockholders' Equity and is not remeasured as long as it continues to meet the conditions for equity classification.

The company allocated transaction costs related to the issuance of convertible debt using the same proportions as the proceeds from the convertible debt. Transaction costs attributable to the liability component are recorded as a direct deduction from the related debt liability in the Condensed Consolidated Balance Sheets and are amortized to interest expense, net within the Condensed Consolidated Statements of Comprehensive Income over the term of the convertible debt using the effective interest rate method. Transaction costs attributable to the equity component are netted within additional paid-in capital within the Condensed Consolidated Statement of Stockholders' Equity.

For additional information regarding our convertible debt, see Note 12, Financing Arrangements, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period coinciding with the end of the company's Fiscal Third Quarter	Variable Rate Debt

2021	$23,152
2022	19,132
2023	18,838
2024	18,832
2025 and thereafter	1,752,171
$1,832,125
The company is exposed to interest rate risk on its floating-rate debt. The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of September 26, 2020, the fair value of these instruments was a liability of $57.8 million. The change in fair value of these swap agreements in the first nine months of 2020 was a loss of $25.2 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
In August 2020, the company issued $747.5 million aggregate principal amount of Convertible Notes in a private offering pursuant to the Indenture. The company does not have economic interest rate exposure as the Convertible Notes have a fixed annual rate of 1.00%. The fair value of the convertible senior notes is subject to interest rate risk, market risk and other factors due to its conversion feature. The fair value of the convertible senior notes are also affected by the price and volatility of the company’s common stock and will generally increase or decrease as the market price of our common stock changes. The interest and market value changes affect the fair value of the convertible senior notes but do not impact the company’s financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, the company carries the convertible senior notes at face value, less any unamortized discount on the balance sheet and presents the fair value for disclosure purposes only.
Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a gain of $0.2 million at the end of the third quarter of 2020.

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
As of September 26, 2020, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended September 26, 2020, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the nine months ended September 26, 2020, except as follows:
Item 1A. Risk Factors

The risk factors disclosed in the 2019 Annual Report on Form 10-K should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended September 26, 2020 and should not be limited to those referenced. The below information details changes that have occurred to the previously disclosed risk factors in the 2019 Annual Report on Form 10-K. Except for such additional information, the company believes there have been no material changes from the risk factors previously disclosed in the 2019 Annual Report on Form 10-K.

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
In August 2020, the company issued $747.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2025 (the "Convertible Notes"), which bear interest semi-annually in arrears and mature on September 1, 2025 unless they are redeemed, repurchased or converted prior to such date in accordance with their terms. Upon conversion, the company can elect to pay or deliver, cash, shares of common stock or a combination of cash and shares of common stock, in respect of the remainder, if any, of the company's conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Under certain circumstances, the holders of the Convertible Notes may require the company to repay all or a portion of the principal and interest outstanding under the Convertible Notes in cash prior to the maturity date, which could have an adverse effect on our financial results.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders will be entitled to convert their option at any time during specified periods. If one or more holders elect to convert their Convertible Notes, unless the company elects to satisfy the conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), the company would be required to settle a portion or all of the conversion obligation through the payment of cash, which could adversely affect the company's liquidity. To the extent the company satisfies the conversion obligation by delivering shares of common stock, the company would be required to deliver a significant number of shares, which would cause dilution to our existing stockholders. In addition, even if holders do not elect to convert their Convertible Notes in such circumstances, the company could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the applicable series of Convertible Notes as a current rather than long-term liability, which would result in a material reduction in net working capital.

The capped call transactions expose the company to counterparty risk and may affect the value of the company's common stock.

In connection with the issuance of the Convertible Notes, the company entered into capped call transactions with certain financial institutions, referred to as the capped call counterparties. The capped call transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any cash payments the company is required to make in excess of the principal amount of the Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. From time to time, the capped call counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to the company's common stock and/or purchasing or selling the company's common stock in secondary market transactions prior to the maturity of the Convertible Notes. This activity could cause a decrease in the market price of the company's common stock.

In addition, the capped call counterparties are financial institutions, and the company is subject to the risk that one or more of the capped call counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped call transactions. The company's exposure to the credit risk of the option counterparties is not secured by any collateral. If a capped call counterparty becomes subject to insolvency proceedings, the company will become an unsecured creditor in those proceedings with a claim equal to the exposure at the time under such transaction. The company's exposure will depend on many factors but, generally, the exposure will increase if the market price or the volatility of the company's common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by a capped call counterparty, the company may suffer more dilution than currently anticipated with respect to the company's common stock. The company can provide no assurances as to the financial stability or viability of the capped call counterparties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Unregistered Sales of Equity Securities in connection with Investments

On June 29, 2020, in connection with the company’s minority investment in Bluezone Products, Inc. (“Bluezone”), the company issued 46,365 unregistered shares of the company’s common stock to a certain stockholder of Bluezone (“Bluezone Stockholder”) in exchange for 36,764 shares of series A preferred stock of Bluezone. The shares of company common stock were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”). The company relied on such exemption based in part upon representations made by the Bluezone Stockholder, including its status as an accredited investor, as such term is defined in Rule 501 of the Securities Act.
c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
June 28, 2020 to July 25, 2020	—	$—	—	1,476,835
July 26, 2020 to August 22, 2020	—	—	—	1,476,835
August 23, 2020 to September 26, 2020	—	—	—	1,476,835
Quarter ended September 26, 2020	—	$—	—	1,476,835
(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. As of September 26, 2020, the total number of shares authorized for repurchase under the program is 2,500,000. As of September 26, 2020, 1,023,165 shares had been purchased under the 2017 stock repurchase program.
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

Item 6. Exhibits

Exhibits:

Exhibit 4.1 –
Indenture (including form of Global Note) with respect to The Middleby Corporation’s 1.00% Convertible Senior Notes due 2025, dated as of August 21, 2020, between The Middleby Corporation and U.S. Bank National Association, as trustee, incorporated by reference to the company's Form 8-K Exhibit 4.1 filed on August 21, 2020.

Exhibit 4.2 –	Form of Global Note for the 1.00% Convertible Senior Notes due 2025 incorporated by reference to the company's Form 8-K Exhibit 4.1 filed on August 21, 2020.

Exhibit 10.1 –
First Amendment to Seventh Amended and Restated Credit Agreement, dated as of August 17, 2020, among Middleby Marshall Inc., a subsidiary of the Company, Bank of America, N.A., as administrative agent, and certain lenders named therein incorporated by reference to the company's Form 8-K Exhibit 10.1 filed on August 21, 2020.

Exhibit 10.2 –	Form of Capped Call Confirmation incorporated by reference to the company's Form 8-K Exhibit 10.2 filed on August 21, 2020.

Exhibit 31.1 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 –	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 101 –	Financial statements on Form 10-Q for the quarter ended September 26, 2020, filed on November 5, 2020, formatted in Inline Extensive Business Reporting Language (iXBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

Exhibit 104 –	Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	November 5, 2020	By:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer