Form 10-K
period 2021-01-02
MIDDLEBY CORP
filed 2021-03-03
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended January 2, 2021
 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 1-9973

THE MIDDLEBY CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	36-3352497
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1400 Toastmaster Drive,	Elgin,	Illinois	60120
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code:	(847)	741-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Trading symbol(s)	Name of each exchange on which registered
Common stock,	par value $0.01 per share	MIDD	NASDAQ Global Select Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 27, 2020 was approximately $4,004,674,379.

The number of shares outstanding of the Registrant’s class of common stock, as of March 1, 2021, was 55,638,477 shares.

Documents Incorporated by Reference

Part III of Form 10-K incorporates by reference the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2021 annual meeting of stockholders.

THE MIDDLEBY CORPORATION
JANUARY 2, 2021
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

Commercial Foodservice Equipment Group

The Commercial Foodservice Equipment Group has a broad portfolio of foodservice equipment, which enable it to serve virtually any cooking, warming, holding, refrigeration, freezing and beverage application within a commercial kitchen or foodservice operation. This equipment is used across all types of foodservice operations, including quick-service restaurants, full-service restaurants, ghost kitchens, convenience stores, supermarkets, retail outlets, hotels and other institutions.

This commercial foodservice equipment is marketed under a portfolio of sixty-six brands, including Anets, APW Wyott, Bakers Pride, Beech, BKI, Blodgett, Blodgett Combi, Bloomfield, Britannia, Carter-Hoffmann, Celfrost, Concordia, CookTek, Crown, CTX, Desmon, Deutsche Beverage, Doyon, Eswood, EVO, Firex, Follett, Frifri, Giga, Globe, Goldstein, Holman, Houno, IMC, Induc, Ink Kegs, Inline Filling Systems, Jade, JoeTap, Josper, L2F, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Meheen, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, QualServ, RAM, Southbend, Ss Brewtech, Star, Starline, Sveba Dahlen, Synesso, Tank, Taylor, Thor, Toastmaster, TurboChef, Ultrafryer, Varimixer, Wells, Wild Goose and Wunder-Bar.

The products offered by this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, food warming equipment, catering equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, griddles, charcoal grills, professional mixers, stainless steel fabrication, custom millwork, professional refrigerators, blast chillers, coldrooms, ice machines, freezers, soft serve ice cream equipment, coffee and beverage dispensing equipment, home and professional craft brewing equipment, fry dispensers, bottle filling and canning equipment, and IoT solutions.

Food Processing Equipment Group

The Food Processing Equipment Group offers a broad portfolio of processing solutions for customers producing protein products, such as bacon, salami, hot dogs, dinner sausages, poultry and lunchmeats and bakery products, such as muffins, cookies, crackers, pies, bread and buns. Through its broad line of products, the company is able to deliver a wide array of food preparation, thermal processing and slicing/packaging solutions to service a variety of food processing requirements demanded by its customers. The company can offer highly integrated full processing line solutions that provide a food processing operation a uniquely integrated solution providing for the highest level of food quality, product consistency, and reduced operating costs resulting from increased product yields, increased capacity, greater throughput and reduced labor costs through automation.

This food processing equipment is marketed under a portfolio of twenty-one brands, including Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Cozzini, CV-Tek, Danfotech, Deutsche Process, Drake, Glimek, Hinds-Bock, Maurer-Atmos, MP Equipment, Pacproinc, RapidPak, Scanico, Spooner Vicars, Stewart Systems, Thurne and Ve.Ma.C.

The products offered by this group include a wide array of cooking and baking solutions, including batch ovens, baking ovens, proofing ovens, conveyor belt ovens, continuous processing ovens, frying systems and automated thermal processing systems. The company also provides a comprehensive portfolio of complementary food preparation equipment such as grinders, slicers, reduction and emulsion systems, mixers, blenders, formers, battering equipment, breading equipment, seeding equipment, water cutting systems, food presses, food suspension equipment, filling and depositing solutions and forming equipment, as well as a variety of automated loading and unloading systems, food safety, food handling, freezing, defrosting and packaging equipment. This portfolio of equipment can be integrated to provide customers a highly efficient and customized solution.

Residential Kitchen Equipment Group

The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. Principal product lines of this group are ranges, cookers, stoves, cooktops, microwaves, ovens, refrigerators, dishwashers, undercounter refrigeration, wine cellars, ice machines, ventilation equipment and outdoor equipment. These products are sold and marketed under a portfolio of seventeen brands, including AGA, AGA Cookshop, Brava, EVO, La Cornue, Leisure Sinks, Lynx, Marvel, Mercury, Rangemaster, Rayburn, Redfyre, Sedona, Stanley, TurboChef, U-Line and Viking.

Acquisition Strategy

The company has pursued a strategy to acquire and assemble a leading portfolio of brands and technologies for each of its three business segments. Over the past two years, the company has completed thirteen acquisitions to add to its portfolio of brands and technologies of the Commercial Foodservice Equipment Group, the Food Processing Equipment Group and the Residential Kitchen Equipment Group. These acquisitions have added seventeen brands to the Middleby portfolio and positioned the company as a leading provider of equipment in each respective industry. Significant acquisitions included Cooking Solutions Group Inc., acquired for a purchase price of $106.1 million, net of cash acquired. All other acquisitions were acquired for an aggregate purchase price totaling $297.8 million, net of cash acquired.

Commercial Foodservice Equipment Group
•December 2018: The company completed its acquisition of all of the capital stock of EVO America, Inc. ("EVO"), a leading design and manufacturer of ventless cooking equipment for the commercial foodservice industry, located near Portland, Oregon.
•April 2019: The company completed its acquisition of all of the capital stock of Cooking Solutions Group, Inc. ("Cooking Solutions Group") from Standex International Corporation, which consists of the brands APW Wyott, Bakers Pride, BKI and Ultrafryer and locations in Texas, South Carolina and Mexico.
•April 2019: The company completed the acquisition of all of the capital stock of Powerhouse Dynamics, Inc. ("Powerhouse"), a leader in cloud-based IoT solutions for the commercial foodservice industry located near Boston.
•April 2019: The company completed the acquisition of all of the assets related to the Starline Product line ("Starline") non-carbonated beverage dispensers for the commercial foodservice industry.
•June 2019: The company completed the acquisition of substantially all of the assets of Ss Brewtech, a market leader in professional craft brewing and beverage equipment based in Santa Ana, California.

•November 2019: The company completed the acquisition of all of the capital stock of Synesso, Inc. ("Synesso"), a designer and manufacturer of semi-automatic espresso machines for the commercial foodservice industry, located in Seattle, Washington.
•January 2020: The company completed its acquisition of the RAM fry dispenser product line ("RAM"), a leader in automated fry dispensers, located in Red Wing, Minnesota.
•February 2020: The company completed its acquisition of all of the capital stock of DBT Holdings, LLC ("Deutsche"), a leader in beverage brewing and processing systems located in Charlotte, North Carolina.
•December 2020: The company completed its acquisition of all of the capital stock of MEP FMS Holdings, LLC ("Wild Goose"), a leader in the craft beer industry focused on providing the best canning and bottling integrity in the industry, located in Louisville, Colorado and Venice, Florida.
•December 2020: The company completed its acquisition of the properties and assets used to conduct the business of United Foodservice Equipment Limited, a business that purchases and sells foodservice equipment located in Hong Kong, and its affiliate, Zhuhai United Foodservice Equipment Limited (collectively, "United Foodservice Equipment Zhuhai"), a business that manufactures and sells foodservice equipment located in China.
Food Processing Equipment Group
•July 2019: The company completed the acquisition of all of the capital stock of Packaging Progressions, Inc. ("Pacproinc"), a market leader in automated packaging technologies for customers in the protein and baker segments based in Souderton, Pennsylvania.

Residential Kitchen Equipment Group

•November 2019: The company completed its acquisition of Brava Home, Inc. ("Brava"), a company known for its advanced residential light cooking technology located in Redwood City, California.

The Customers and Market

Commercial Foodservice Equipment Industry

The company's end-user customers include: (i) fast food, fast casual and quick-service restaurants, including ghost kitchens, (ii) full-service restaurants, including casual-theme restaurants, (iii) retail outlets, such as convenience stores, supermarkets and department stores and (iv) public and private institutions, such as hotels, resorts, schools, hospitals, long-term care facilities, correctional facilities, stadiums, airports, corporate cafeterias, college and universities, military facilities and government agencies. The company's domestic sales are primarily through independent dealers and distributors and are marketed by the company's sales personnel and network of independent manufacturers' representatives. Many of the dealers in the U.S. belong to buying groups that negotiate sales terms with the company. Certain large multi-national restaurant and hotel chain customers have purchasing organizations that manage product procurement for their systems. Included in these customers are several large multi-national restaurant chains, which account for a meaningful portion of the company's business, although no single customer accounts for more than 10% of net sales.

Over the past several decades, the commercial foodservice equipment industry has enjoyed steady growth in the United States due to the development of new quick-service and casual-theme restaurant chain concepts, the expansion of foodservice into nontraditional locations such as convenience stores and retail outlets, as well as store equipment modernization driven by efforts to improve efficiencies within foodservice operations. In the international markets, foodservice equipment manufacturers have been experiencing growth due to expanding international economies and increased opportunity for expansion by U.S. chains into developing regions.

The company believes that the worldwide commercial foodservice equipment market has sales in excess of $35.0 billion. The company believes that continuing growth in demand for foodservice equipment will result from the development of new restaurant concepts in the U.S. and the expansion of U.S. and foreign chains into international markets, the replacement and upgrade of existing equipment and new equipment requirements resulting from menu changes, menu diversity and consumer food trends.

Food Processing Equipment Industry

The company's customers include a diversified base of leading food processors. Customers include several large international food processing companies, which account for a significant portion of the revenues of this business segment, although none of which is greater than 10% of net sales. A large portion of the company's revenues have been generated from producers of protein products such as bacon, salami, hot dogs, dinner sausages, poultry, and lunchmeats and producers of bakery products, such as muffins, cookies, crackers, pies, bread and buns; however, the company believes that it can leverage its expertise and product development capabilities in thermal processing to organically grow into new end markets and offers unique full processing line solutions.

Food processing has quickly become a highly competitive landscape dominated by a few large conglomerates that possess a variety of food brands. The consolidation of food processing plants associated with industry consolidation drives a need for more flexible and efficient equipment that is capable of processing large volumes in quicker cycle times. In recent years, food processors have had to conform to the demands of “big-box” retailers and the restaurant industry, including, most importantly, greater product consistency and exact package weights. Food processors are beginning to realize that their old equipment is no longer capable of efficiently producing adequate uniformity in the large product volumes required, and they are turning to equipment manufacturers that offer better process control for proven product consistency, innovative packaging designs and other solutions. To protect their own brands and reputations, retailers and large restaurant chains are also dictating food safety standards that are often stricter than government regulations.

A number of factors, including raw material prices, cost of ownership of their equipment, labor and health care costs, are driving food processors to focus on ways to improve their generally thin profitability margins. In order to increase the profitability and efficiency in processing plants, food processors pay increasingly more attention to the performance of their machinery and the flexibility in the functionality of the equipment. Food processors are continuously looking for ways to make their plants safer and reduce labor-intensive activities. Food processors have begun to recognize the value of new technology as an important vehicle to drive productivity and profitability in their plants. Due to customer requirements, food processors are expected to continue to demand new and innovative equipment that addresses food safety, food quality, automation and flexibility.

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

The global food processing equipment industry is highly fragmented, large and growing. The company estimates demand for food processing equipment is in excess of $50.0 billion worldwide.

Residential Kitchen Equipment Industry

The company’s end-users include customers with high-end residential kitchens. The market potential for such equipment has continued to broaden due to an increase in interest from the consumer to have professional styled appliances with commercial inspired, higher performing features in their home. The kitchen has been the main area in which consumers have invested the most money over the past several decades to increase the personal satisfaction and the value of their home. Other important factors which affect the market size and growth include the level of new home starts, increase in home renovations and general macro-economic factors. Macro-economic factors such as GDP growth, employment rates, inflation and consumer confidence, which impact the overall economy, impact the residential kitchen equipment industry and cause variability in the revenues at this segment. The residential kitchen appliance industry is estimated to be in excess of $230 billion worldwide.

Backlog

Commercial Foodservice Equipment Group

The backlog of orders for the Commercial Foodservice Equipment Group was $238.2 million at January 2, 2021, most all of which is expected to be filled during 2021. The Commercial Foodservice Equipment Group's backlog was $128.7 million at December 28, 2019. The acquired Deutsche and Wild Goose businesses accounted for $27.9 million of the backlog. The backlog is not necessarily indicative of the level of business expected for the year, as there is generally a short time between order receipt and shipment for the majority of this segment's products.

Food Processing Equipment Group

The backlog of orders for the Food Processing Equipment Group was $131.2 million at January 2, 2021, all of which is expected to be filled during 2021. The Food Processing Equipment Group's backlog was $137.8 million at December 28, 2019.

Residential Kitchen Equipment Group

The backlog of orders for the Residential Kitchen Equipment Group was $153.3 million at January 2, 2021, all of which is expected to be filled during 2021. The Residential Kitchen Equipment Group's backlog was $41.0 million at December 28, 2019.

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

The company’s sale process is highly consultative due to the highly technical nature of the equipment, especially in the case of the full processing line solutions. During a typical sales process, sales people make several visits to the customer’s facility to conceptually discuss the production requirements, footprint and configuration of the proposed equipment. The company employs a technically proficient sales force, many of whom have previous technical experience with the company as well as education backgrounds in food science. The sales strategy of the company is fostered with Protein and Bakery Innovation Centers in Chicago, Dallas and India, that are available for development with technical performance and product testing for customers.

Residential Kitchen Equipment Group

The company’s products are marketed through a network of distributors, dealers, designers, select online retailers and home builders to the residential customers. The company markets and sells its products to these channels through a company-employed sales force. The company’s products are distributed through a combination of an independent network of distributors and its wholly owned distribution operations. The company's wholly owned distribution operations include two primary customer support centers and regional warehouse and logistic operations, which stock products and service parts for the respective region. To supplement the sales and distribution network, the company has invested in residential showrooms in Chicago, New York City, Orange County and Dallas (coming soon in 2021).

Marketing support is provided to and coordinated with its network of dealers, designers, and home builders sales partners to allow for coordinated efforts to market jointly to the end-user customers. The company in certain cases offers incentive based financial programs to invest in local marketing activities with these sales partners.

Services and Product Warranty

The company is an industry leader in equipment installation programs and after-sales support and service. The company provides a warranty on its products typically for a one-year period and in certain instances greater periods. The emphasis on global service increases the likelihood of repeat business and enhances Middleby's image as a partner and provider of quality products and services.

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

Food Processing Equipment Group

The company maintains a technical service group of employees that oversees and performs installation and startup of equipment and completes warranty and repair work. This technical service group provides services for customers both domestically and internationally. Service technicians are trained regularly on new equipment to ensure the customer receives a high level of customer service. From time to time the company utilizes trained third-party technicians supervised by company employees to supplement company employees on large projects.

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

The company believes that it is one of the largest multiple-line manufacturers of commercial kitchen, food processing and residential kitchen equipment in the U.S. and worldwide although some of its competitors are units of operations that are larger than the company and possess greater financial and personnel resources. Among the company's major competitors to the Commercial Foodservice Equipment Group are the Ali Group S.r.l.; Duke Manufacturing; Electrolux; Groen, a subsidiary of Dover Corporation; Haier Group; Hobart Corporation and Vulcan-Hart, subsidiaries of Illinois Tool Works Inc.; Midea Group; Panasonic Corporation; Rational AG; SMEG S.p.A.; and Welbilt, Inc. Major competitors to the Food Processing Equipment Group include AMF Bakery Systems, The GEA Group, JBT Technologies, Marel, and Provisur. The residential kitchen appliance sector is highly competitive and includes a number of large global competitors including, Electrolux, GE Appliances, LG Corporation, Panasonic Corporation, Samsung Group and Whirlpool Corporation. However, within the premium segment of this kitchen equipment market, there are fewer full line competitors and the company’s competition includes Bertazzoni; Bosch, Gaggenau, and Thermador, subsidiaries of Bosch Siemens; Dacor, subsidiary of Samsung Electronics America; Haier Group; Midea Group; Miele; SMEG S.p.A.; and Sub-Zero and Wolf, subsidiaries of Sub-Zero Group, Inc.

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

The Commercial Foodservice Equipment Group manufactures its products in twenty-three domestic and nineteen international production facilities. The Food Processing Equipment Group manufactures its products in eleven domestic and six international production facilities. The Residential Kitchen Equipment Group manufactures its products in six domestic and four international production facilities. See Item 2. Properties for a list of the principal domestic and international manufacturing facilities by segment.

Metal fabrication, finishing, sub-assembly and assembly operations are typically conducted at each manufacturing facility. Equipment installed at individual manufacturing facilities includes numerically controlled turret presses and machine centers, shears, press brakes, welding equipment, polishing equipment, CAD/CAM systems and product testing and quality assurance measurement devices. The company's CAD/CAM systems enable virtual electronic prototypes to be created, reviewed and refined before the first physical prototype is built.

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

Research and Development

The company believes its future success will depend in part on its ability to develop new products and to improve existing products. Much of the company's research and development efforts at the Commercial Foodservice Equipment Group, the Food Processing Equipment Group and the Residential Kitchen Equipment Group are directed to the development and improvement of products designed to reduce cooking and processing time, increase capacity or throughput, reduce energy consumption, minimize labor costs, improve product yield and improve customer, employee and environmental safety, while maintaining consistency and quality of cooking production and food preparation. The company's efforts have also been focused on IoT solutions which allow customers to connect, analyze and control equipment, while delivering operational efficiencies. The company has identified these issues as key concerns for most of its customers. The company often identifies product improvement opportunities by working closely with customers on specific applications. Most research and development activities are performed by the company's technical service and engineering staff located at each manufacturing location. On occasion, the company will contract outside engineering firms to assist with the development of certain technical concepts and applications. See Note 3(n) to the Consolidated Financial Statements for further information on the company's research and development activities.

Seasonality

The company’s revenues at the Commercial Foodservice Equipment Group historically have been slightly stronger in the second and third quarters due to increased purchases from customers involved with the catering business and institutional customers, particularly schools, during the summer months. Revenues at the Residential Kitchen Equipment Group are historically stronger in the second and third quarters, due to increased purchases of outdoor cooking equipment and greater new home construction and remodels during the summer months, and the fourth quarter, due to increased holiday purchases in the European markets. As a result of the COVID-19 pandemic, typical patterns of seasonality as previously mentioned were disrupted.

Trademarks, Patents and Licenses

The company has developed, acquired and assembled a leading portfolio of trademarks and trade names. The company believes that these trademarks and trade names help the company compete in the marketplace due to their recognition with customers, restaurant operators, distribution partners, sales and service agents, and foodservice consultants that specify foodservice equipment.

The company's leading portfolio of trade names of its Commercial Foodservice Equipment Group include Anets, APW Wyott, Bakers Pride, Beech, BKI, Blodgett, Blodgett Combi, Bloomfield, Britannia, Carter-Hoffmann, Celfrost, Concordia, CookTek, Crown, CTX, Desmon, Deutsche Beverage, Doyon, Eswood, EVO, Firex, Follett, Frifri, Giga, Globe, Goldstein, Holman, Houno, IMC, Induc, Ink Kegs, Inline Filling Systems, Jade, JoeTap, Josper, L2F, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Meheen, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, QualServ, RAM, Southbend, Ss Brewtech, Star, Starline, Sveba Dahlen, Synesso, Tank, Taylor, Thor, Toastmaster, TurboChef, Ultrafryer, Varimixer, Wells, Wild Goose and Wunder-Bar.

The company’s leading portfolio of trade names of its Food Processing Equipment Group include Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Cozzini, CV-Tek, Danfotech, Deutsche Process, Drake, Glimek, Hinds-Bock, Maurer-Atmos, MP Equipment, Pacproinc, RapidPak, Scanico, Spooner Vicars, Stewart Systems, Thurne and Ve.Ma.C.

The company’s leading portfolio of trade names of its Residential Kitchen Equipment Group include AGA, AGA Cookshop, Brava, EVO, La Cornue, Leisure Sinks, Lynx, Marvel, Mercury, Rangemaster, Rayburn, Redfyre, Sedona, Stanley, TurboChef, U-Line and Viking.

The company holds a broad portfolio of patents and licenses covering technology and applications related to various products, equipment and systems. Management believes the expiration of any one of these patents would not have a material adverse effect on the overall operations or profitability of the company.

Human Capital

As of January 2, 2021, 9,289 persons were employed by the company and its subsidiaries among the various groups as described below. 5,413 employees are located in the United States and the remaining employees are located outside of the United States. Unionized employees accounted for approximately 6% of the company’s workforce as of January 2, 2021. Management believes that the relationships between employees and management are good.

The company believes its success is a direct result of the people employed around the world. The company strives to create a culture that encourages and celebrates collaboration, creativity and confidence while maintaining an environment based on ethical values. The goal is to create a workplace that enables employees to develop their individual paths toward their career goals and encourages a long-term working relationship with the company.

Commercial Foodservice Equipment Group

As of January 2, 2021, 5,427 persons were employed within the Commercial Foodservice Equipment Group. Of this amount, 2,298 were management, administrative, sales, engineering and supervisory personnel; 2,720 were hourly production non-union workers; and 409 were hourly production union members. Included in these totals were 2,109 individuals employed outside of the United States, of which 1,105 were management, sales, administrative and engineering personnel, 880 were hourly production non-union workers and 124 were hourly production union workers, who participate in an employee cooperative. At its Windsor, California facility, the company has a union contract with the Sheet Metal Workers International Association that expired on December 31, 2020. Contract negotiations have extended into 2021 and are ongoing. At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on July 31, 2022. At its Easton, Pennsylvania facility, the company has a union contract with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union that expires on May 4, 2023. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that expires on June 30, 2021. Management believes that the relationships between employees, unions and management are good.

Food Processing Equipment Group

As of January 2, 2021, 1,520 persons were employed within the Food Processing Equipment Group. Of this amount, 786 were management, administrative, sales, engineering and supervisory personnel; 615 were hourly production non-union workers; and 119 were hourly production union members. Included in these totals were 647 individuals employed outside of the United States, of which 374 were management, sales, administrative and engineering personnel and 273 were hourly production non-union workers. At its Lodi, Wisconsin facility, the company has a contract with the International Association of Bridge, Structural, Ornamental and Reinforcing Ironworkers that expires on December 31, 2021. At its Algona, Iowa facility, the company has a union contract with the United Food and Commercial Workers that expires on December 31, 2022. Management believes that the relationships between employees, unions and management are good.

Residential Kitchen Equipment Group

As of January 2, 2021, 2,301 persons were employed within the Residential Kitchen Equipment Group. Of this amount, 977 were management, administrative, sales, engineering and supervisory personnel and 1,324 were hourly production workers. Included in these totals were 1,120 individuals employed outside of the United States, of which 572 were management, sales, administrative and engineering personnel and 548 were hourly non-union production workers. Management believes that the relationships between employees and management are good.

Corporate

As of January 2, 2021, 41 persons were employed at the corporate office.

Employee Advancement

The company believes offering opportunities for career development within the company is integral to building and retaining an outstanding workforce. The company is dedicated to the professional development of all employees. Through a commitment to a diverse and engaging culture, the company is able to build a platform that promotes equal opportunities for advancement for everyone.

Employee Safety

The company is dedicated to providing a safe and healthy workplace by operating in accordance with established health and safety protocols. In response to the COVID-19 pandemic, the company implemented procedures at its manufacturing locations and offices, including enhanced workplace sanitation, travel minimization, social distancing, staggered shifts and established work-at-home protocols for non-production employees.

Diversity

Fostering a culture that supports diversity among employees as well as professional growth and advancement is an integral part of the company’s identity. The company has a commitment to build its workforce from diverse backgrounds, experiences and talents among race, religion, language, nationality, disability, age and gender. Through our diverse workforce the company is able to attract the best talent, which allows better alignment with customers and creative and efficient development of new products for the marketplace. As a global corporation, the company embraces and celebrates differences and endeavors to cultivate an environment where diversity and inclusion are core values of the organization.

A Focus on Ethics

The company is dedicated to promoting integrity, honesty, and professionalism in all of the business activities within the company. The company strongly believes that business success is a direct correlation of its reputation for fairness and integrity. Accordingly, it is essential that the company’s board members and employees practice the highest standards of conduct and professionalism in any interactions with stakeholders including customers, creditors, stockholders, suppliers and other employees.

Item 1A.      Risk Factors

The company’s business, results of operations, cash flows and financial condition are subject to various risks including, but not limited to, those set forth below. Any of these risks, as well as risks not currently known to the company or that are currently deemed to be immaterial, may adversely affect the company’s business, results of operations, cash flows and financial condition. These risk factors should be carefully considered together with the other information in this Annual Report on Form 10-K, including the risks and uncertainties described under the heading Special Note Regarding Forward-Looking Statements.

Economic Risks

Current and future economic conditions could adversely affect the company’s business and financial performance.

The company’s operating results are impacted by the health of the North American, European, Asian and Latin American economies. The company’s business and financial performance, including collection of its accounts receivable, may be adversely affected by current and future economic conditions that may cause a decline in business and consumer spending, a reduction in the availability of credit and decreased growth of its existing customers, resulting in customers electing to delay the replacement of aging equipment. Higher energy costs, rising interest rates, weakness in the residential construction, housing and home improvement markets, financial market volatility, recession and acts of terrorism may also adversely affect the company’s business and financial performance. Additionally, the company may experience difficulties in scaling its operations due to economic pressures in the U.S. and international markets.
Uncertainty surrounding the terms of the United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets or the Company’s business.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. On January 31, 2020, the U.K. officially exited the European Union and entered into a transition period to negotiate the final terms of Brexit. The transition period ended on December 31, 2020. The potential future impact of Brexit remains unclear and could adversely impact certain areas of labor and trade in addition to creating further short-term uncertainty and currency volatility. In the absence of a future trade deal, the U.K.’s trade with the European Union and the rest of the world would be subject to tariffs and duties set by the World Trade Organization. Additionally, the movement of goods between the U.K. and the remaining member states of the European Union will be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. These changes to the trading relationship between the U.K. and European Union would likely result in increased cost of goods imported into and exported from the U.K. and may decrease the profitability of the company's U.K. and other operations. Additional currency volatility could drive a weaker British pound, which increases the cost of goods imported into the U.K. and may decrease the profitability of the company's U.K. operations. Currency exchange rates for the British pound and the euro with respect to each other and to the U.S. dollar may be negatively affected by Brexit, which could cause volatility in our financial results. With a range of outcomes still possible, the impact from Brexit remains uncertain and will depend, in part, on the final outcome of tariff, trade, regulatory and other negotiations.
The company is subject to currency fluctuations and other risks from its operations outside the United States.

The company has manufacturing and distribution operations located in Asia, Europe and Latin America. The company’s operations are subject to the impact of economic downturns, political instability and foreign trade restrictions, which may adversely affect the company’s business, financial condition and operating results. The company anticipates that international sales will continue to account for a significant portion of consolidated net sales in the foreseeable future. Some sales and operating costs of the company’s foreign operations are realized in local currencies, and an increase in the relative value of the U.S. dollar against such currencies would lead to a reduction in consolidated sales and earnings. Additionally, foreign currency exposures are not fully hedged, and there can be no assurance that the company’s future results of operations will not be adversely affected by currency fluctuations. Furthermore, currency fluctuations may affect the prices paid to the company’s suppliers for materials the company uses in production. As a result, operating margins may also be negatively impacted by worldwide currency fluctuations that result in higher costs for certain cross-border transactions.

Business and Operational Risks

The COVID-19 pandemic has, and likely will continue to, adversely impact and pose risks to the company, the nature and extent of which are highly uncertain and unpredictable.

The company is monitoring the global outbreak of the COVID-19 pandemic and taking steps to mitigate the risks posed by its spread, including working with its customers, employees, suppliers and other stakeholders. The pandemic is adversely affecting, and is expected to continue to adversely affect, the company's financial results, condition and outlook. Certain elements of the company's business (including its supply chain, distribution systems, production levels and research and development activities) and operations have been negatively impacted due to significant portions of the company's workforce being unable to work effectively due to quarantines, government orders and guidance, facility closures, illness, travel restrictions, implementation of precautionary measures and other restrictions. The company also has experienced, and expects to continue to experience, volatility in demand given disruptions in global health, economic and market conditions, consumer behavior and global restaurant operations. If the pandemic continues and conditions worsen, the company expects to experience additional adverse impacts on operational and commercial activities, costs, customer orders and purchases and collections of accounts receivable, which may be material, and the extent of these exposures remains uncertain even if conditions begin to improve. The pandemic has also increased the risk related to the company's ability to ensure business continuity during a potential disruption, including increased cybersecurity attacks related to the work-from-home environment. Furthermore, the pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates, all of which could continue to negatively impact the company. Due to the speed with which the situation is developing, the global breadth of the pandemic's spread and the range of governmental and community reactions, there is uncertainty around the pandemic's ultimate impact and the timing of recovery. Therefore, the pandemic could lead to an extended disruption of economic activity and the impact on the company's consolidated results of operations, financial position and cash flows could be material. In addition, the continuation or a resurgence of the pandemic could exacerbate the other risk factors.
The company’s level of indebtedness could adversely affect its business, results of operations and growth strategy.

The company now has and may continue to have a significant amount of indebtedness. At January 2, 2021, the company had $1,729.6 million of borrowings and $10.9 million in letters of credit outstanding. In August 2020, the company issued $747.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2025 (the "Convertible Notes"), which bear interest semi-annually in arrears and mature on September 1, 2025 unless they are redeemed, repurchased or converted prior to such date in accordance with their terms. Upon conversion, the company can elect to pay or deliver, cash, shares of common stock or a combination of cash and shares of common stock, in respect of the remainder, if any, of the company's conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Under certain circumstances, the holders of the Convertible Notes may require the company to repay all or a portion of the principal and interest outstanding under the Convertible Notes in cash prior to the maturity date, which could have an adverse effect on the company's financial results.

To the extent the company requires additional capital resources, there can be no assurance that such funds will be available on favorable terms, or at all. The unavailability of funds could have a material adverse effect on the company’s financial condition, results of operations and ability to expand the company’s operations.

The company’s level of indebtedness could have adverse consequences to its business and operations, including the following:

•the company may be unable to obtain additional financing for working capital, capital expenditures, product development, acquisitions and other general corporate purposes;
•a significant portion of the company’s cash flow from operations must be dedicated to debt service, which reduces the amount of cash the company has available for other purposes;
•the company may be more vulnerable in the event of a downturn in the company’s business or general economic and industry conditions and have limited flexibility in planning for, or reacting to, changes in its business and/or industry;
•the company may be disadvantaged compared to its competitors that are less leveraged and thereby have greater financial flexibility; and
•the company may be restricted in its ability to make strategic acquisitions and to pursue new business opportunities.

The company’s current credit agreement limits its ability to conduct business, which could negatively affect the company’s ability to finance future capital needs and engage in other business activities.

The covenants in the company’s existing credit agreement contain a number of significant limitations on its ability to, among other things:

•pay dividends;
•incur additional indebtedness;
•create liens on the company’s assets;
•engage in new lines of business;
•make investments;
•make capital expenditures and enter into leases; and
•acquire or dispose of assets.

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

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect the company's financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless the company elects to satisfy the conversion obligation by delivering solely shares of its common stock (other than paying cash in lieu of delivering any fractional share), the company would be required to settle any converted principal through the payment of cash, which could adversely affect the company's liquidity. To the extent the company satisfies the conversion obligation by delivering shares of common stock, the company would be required to deliver a significant number of shares, which would cause dilution to its existing stockholders. In addition, even if holders do not elect to convert their Convertible Notes in such circumstances, the company could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction in net working capital.

The capped call transactions expose the company to counterparty risk and may affect the value of the company's common stock.

In connection with the issuance of the Convertible Notes, the company entered into capped call transactions with certain financial institutions, referred to as the capped call counterparties. The capped call transactions are expected generally to reduce or offset the potential dilution upon conversion of the Convertible Notes and/or offset any cash payments the company is required to make in excess of the principal amount of the Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. From time to time, the capped call counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to the company's common stock and/or purchasing or selling the company's common stock in secondary market transactions prior to the maturity of the Convertible Notes. This activity could cause a decrease in the market price of the company's common stock.

In addition, the capped call counterparties are financial institutions, and the company is subject to the risk that one or more of the capped call counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped call transactions. The company's exposure to the credit risk of the capped call counterparties is not secured by any collateral. If a capped call counterparty becomes subject to insolvency proceedings, the company will become an unsecured creditor in those proceedings with a claim equal to the exposure at the time under such transaction. The company's exposure will depend on many factors but, generally, the exposure will increase if the market price or the volatility of the company's common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by a capped call counterparty, the company may suffer more dilution than currently anticipated with respect to the company's common stock. The company can provide no assurances as to the financial stability or viability of the capped call counterparties.
Fluctuations in interest rates could adversely affect the company's results of operations and financial position.

The company's profitability may be adversely affected during any periods of unexpected or rapid increases in interest rates. The company maintains a revolving credit facility, which, at January 2, 2021, bore interest at 2.00% above LIBOR per annum. A significant increase in any of the forgoing rates would significantly increase the company's cost of borrowings, reduce the availability and increase the cost of obtaining new debt and refinancing existing indebtedness and/or negatively impact the market price of the company's common stock. For additional detail related to this risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk."

The company has a significant amount of goodwill and indefinite life intangibles could suffer losses due to asset impairment charges.

The company’s balance sheet includes a significant amount of goodwill and indefinite life intangible assets, which represent approximately 37% and 20%, respectively, of its total assets as of January 2, 2021. The excess of the purchase price over the fair value of assets acquired, including identifiable intangible assets, and liabilities assumed in conjunction with acquisitions is recorded as goodwill. In accordance with Accounting Standards Codification (“ASC”) 350 Intangibles-Goodwill and Other, the company’s long-lived assets (including goodwill and other intangibles) are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of long-lived assets, the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. Various uncertainties, including continued adverse conditions in the capital markets or changes in general economic conditions, could impact the future operating performance at one or more of the company’s businesses, which could significantly affect the company’s valuations and could result in additional future impairments. Also, estimates of future cash flows are judgments based on the company’s experience and knowledge of operations. These estimates could be significantly impacted by many factors, including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges that, if incurred, could have a material adverse effect on the company’s reported net earnings.

The company's defined benefit pension plans are subject to financial market risks that could adversely affect the company's results of operations and cash flows.

The performance of the financial markets and interest rates impact our defined benefit pension plan expenses and funding obligations. Significant changes in market interest rates, decreases in fair value of plan assets, investment losses on plan assets, relevant legislative and regulatory changes relating to defined benefit plan funding and changes in interest rates may increase the company's funding obligations and adversely impact its results of operations and cash flows. In addition, upward pressure on the cost of providing healthcare coverage to current employees and retirees may increase the company's future funding obligations and adversely affect its results of operations and cash flows.

The company faces intense competition in the commercial foodservice, food processing, and residential kitchen equipment industries and failure to successfully compete could impact the company’s results of operations and cash flows.

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

Further, the markets for the company’s products are characterized by changing technology and evolving industry standards. The company’s ability to compete successfully will depend, in large part, on its ability to enhance and improve its existing products, to continue to bring innovative products to market in a timely fashion, to adapt the company’s products to the needs and standards of its current and potential customers and to continue to improve operating efficiencies and lower manufacturing costs. Moreover, competitors may develop technologies or products that render the company’s products obsolete or less marketable. If the company is unable to successfully compete in this highly competitive environment, the company’s business, financial condition and operating results will be materially harmed.

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

The company depends on key customers for a material portion of its revenues. As a result, changes in the purchasing patterns or loss of one or more key customers could adversely impact the company’s operating results.

Many of the company’s key customers are large restaurant chains and major food processing companies. The demand for the company’s equipment can vary from period to period depending on the company’s customers’ internal growth plans, construction, seasonality and other factors. In addition, an adverse change to the financial condition of key customers could cause such key customers to open fewer facilities and defer purchases of new equipment for existing operations or otherwise change the purchasing patterns of such key customers. Any of these conditions or the loss of key customers could have a material adverse effect on the company’s financial condition and results of operations.

Price increases in some materials and disruptions in supply could affect the company’s profitability.

The company uses large amounts of stainless steel, aluminized steel and other commodities in the manufacture of its products. A significant increase in the price of steel or any other commodity, due to tariffs or otherwise, would adversely affect the company’s operating results. In addition, unanticipated delays in delivery of raw materials and component inventories by suppliers—including delays due to capacity constraints, labor disputes, impaired financial condition of suppliers, natural disasters, extreme weather patterns and climate change, pandemics or other events outside our control— may increase the company's production costs, cause delays in the shipment of products or impair the ability of the company to satisfy customer demand. An interruption in or the cessation of an important supply by any third party and the company’s inability to make alternative arrangements in a timely manner, or at all, could have a material adverse effect on the company’s business, financial condition and operating results.

The company faces risks related to health epidemics and other widespread outbreaks of contagious disease, which could significantly disrupt its operations and impact its operating results.

The spread of COVID-19 and other contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities or the facilities of our suppliers or customers. Any disruption of our suppliers or customers would likely impact our sales and operating results.

The company may be the subject of product liability claims or product recalls, and it may be unable to obtain or maintain insurance adequate to cover potential liabilities.

Product liability is a significant commercial risk to the company. The company’s business exposes it to potential liability risks that arise from the manufacturing, marketing and selling of the company’s products. In addition to direct expenditures for damages, settlement and defense costs, there is a possibility of adverse publicity as a result of product liability claims. Plaintiffs in some jurisdictions have received substantial damage awards against companies based upon claims for injuries allegedly caused by the use of their products. In addition, it may be necessary for the company to recall products that do not meet approved specifications, which could result in adverse publicity as well as costs connected to the recall and loss of revenue.

The company cannot be certain that a product liability claim or series of claims brought against it would not have an adverse effect on the company’s business, financial condition or results of operations. If any claim is brought against the company, regardless of the success or failure of the claim, there can be no assurance that the company will be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities or the cost of a recall. The company currently maintains insurance programs consisting of self-insurance up to certain limits and excess insurance coverage for claims over established limits. There can be no assurance that the company's insurance programs will provide adequate protection against actual losses. In addition, the company is subject to the risk that one or more of its insurers may become insolvent or become unable to pay claims that may be made in the future.

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

The company’s financial performance is subject to quarterly and annual fluctuations due to a number of factors, including:

•      general economic conditions;

•the lengthy, unpredictable sales cycle for the commercial foodservice equipment, food processing equipment and residential kitchen equipment groups;

•      the gain or loss of significant customers;

•      unexpected delays in new product introductions;

•the level of market acceptance of new or enhanced versions of the company’s products;

•      unexpected changes in the levels of the company’s operating expenses; and

•      competitive product offerings and pricing actions.

Each of these factors could result in a material and adverse change in the company’s business, financial condition and results of operations.

The company may be unable to manage its growth.

The company has recently experienced rapid growth in its business. Continued growth could place a strain on the company’s management, operations and financial resources. There also will be additional demands on the company’s sales, marketing and information systems and on the company’s administrative infrastructure as it develops and offers additional products and enters new markets. The company cannot be certain that the company’s operating and financial control systems, administrative infrastructure, outsourced and internal production capacity, facilities and personnel will be adequate to support the company’s future operations or to effectively adapt to future growth. If the company cannot manage the company’s growth effectively, the company’s business may be harmed.

Strategic and Organizational Risks

The company’s acquisition, investment and alliance strategy involves risks. If the company is unable to effectively manage these risks, its business will be materially harmed.

To achieve the company’s strategic objectives, the company has pursued and may continue to pursue strategic acquisitions of and investments in other companies, businesses or technologies. Acquisitions and investments entail numerous risks, including, among others:

•     difficulties in the assimilation of acquired businesses or technologies and the inability to fully realize some of the expected synergies or otherwise achieve anticipated revenues and profits;

•    inability to operate acquired businesses or utilize acquired technologies profitably;

•    the significant amount of management time and attention needed to identify, execute and integrate any acquired businesses;

•    potential assumption of unknown material liabilities;

•    failure to achieve financial or operating objectives;

•         unanticipated costs relating to acquisitions or to the integration of acquired businesses;

•    loss of customers, suppliers, or key employees; and

•    the impact on the company's internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002.

The company may not be able to successfully integrate any operations, personnel, services or products that it has acquired or may acquire in the future.

The company may seek to expand or enhance some of its operations by forming joint ventures or alliances with various strategic partners throughout the world. Entering into joint ventures and alliances also entails risks, including difficulties in developing and expanding the businesses of newly formed joint ventures, exercising influence over the activities of joint ventures in which the company does not have a controlling interest and potential conflicts with the company’s joint venture or alliance partners. The company cannot assure that any joint venture or alliance entered into or that may be entered into in the future will be successful.

An inability to identify or complete future acquisitions could adversely affect future growth.

The company intends to continue its growth strategy of identifying and acquiring businesses with complementary products and services by pursuing acquisitions that provide opportunities for profitable growth. While the company continues to evaluate potential acquisitions, it may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms, obtain regulatory approval for certain acquisitions, or otherwise complete acquisitions in the future. An inability to identify or complete future acquisitions could limit the company’s growth.

Expansion of the company’s international operations involves special challenges that it may not be able to meet. The company’s failure to meet these challenges could adversely affect its business, financial condition and operating results.

The company plans to continue to expand its international operations. The company faces certain risks inherent in doing business in international markets. These risks include:

•extensive regulations and oversight, tariffs, including with respect to certain products imported from China or exported to China, retaliatory tariffs by China and certain other countries in response to tariffs implemented by the United States, and other trade barriers;

•    withdrawal from or renegotiation of international trade agreements and other restrictions on trade between the United States and China, the European Union, Canada, Mexico and other countries;

•    effects of the United Kingdom's decision to exit the European Union and related potential disruption to trade;

•    uncertain impact on operations, suppliers and customers related to business disruptions and restrictions due to the COVID-19 pandemic;

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

There can be no assurance that the company will be able to succeed in marketing its products and services in international markets. The company may also experience difficulty in managing its international operations because of, among other things, competitive conditions overseas, management of foreign exchange risk, established domestic markets, and language and cultural differences. Any of these factors could have a material adverse effect on the success of the company’s international operations and, consequently, on the company’s business, financial condition and operating results.

The impact of future transactions on the company’s common stock is uncertain.

The company periodically reviews potential transactions related to products or product rights and businesses complementary to the company’s business. Such transactions could include mergers, acquisitions, joint ventures, alliances or licensing agreements. In the future, the company may choose to enter into such transactions at any time. The impact of transactions on the market price of a company’s stock is often uncertain and may include substantial fluctuations. Consequently, any announcement of any such transaction could have a material adverse effect upon the market price of the company’s common stock. Moreover, depending upon the nature of any transaction, the company may experience a charge to earnings, which could be material and have an adverse impact upon the market price of the company’s common stock.

The company’s business could suffer in the event of a work stoppage by its unionized labor force.

Because the company has a significant number of workers whose employment is subject to collective bargaining agreements and labor union representation, the company is vulnerable to possible organized work stoppages and similar actions. Unionized employees accounted for approximately 6% of the company’s workforce as of January 2, 2021. The company has union contracts with employees at its facilities in Windsor, California; Algona, Iowa; Elgin, Illinois; Easton, Pennsylvania and Lodi, Wisconsin that extend through December 2021, December 2022, July 2022, May 2023 and December 2021, respectively. The company also has a union workforce at its manufacturing facility in the Philippines under a contract that extends through June 2021. Approximately 1% of the company's workforce is covered by collective bargaining agreements that expire within one year. Any future strikes, employee slowdowns or similar actions by one or more unions, in connection with labor contract negotiations or otherwise, could have a material adverse effect on the company’s ability to operate the company’s business.

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

Technology and Cybersecurity Risks

The company may not be able to adequately protect its intellectual property rights, which may materially harm its business.

The company relies primarily on trade secret, copyright, service mark, trademark and patent law and contractual protections to protect the company’s proprietary technology and other proprietary rights. The company has filed numerous patent applications covering the company’s proprietary technology. Notwithstanding the precautions the company takes to protect its intellectual property rights, it is possible that third parties may copy or otherwise obtain and use the company’s proprietary technology without authorization or may otherwise infringe on the company’s rights. In some cases, including with respect to a number of the company’s most important products, there may be no effective legal recourse against duplication by competitors as the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection. This could make it difficult for us to stop the infringement of our patents and future patents we may own, or, generally, prevent the marketing of competing products in violation of our proprietary rights. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. In the future, the company may have to rely on litigation to enforce its intellectual property rights, protect its trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs to the company and diversions of the company’s resources, either of which could adversely affect the company’s business.

Any infringement by the company of a third party's patent rights could result in litigation and adversely affect its ability to provide, or could increase the cost of providing, the company’s products and services.

Patents of third parties may have an important bearing on the company’s ability to offer some of its products and services. The company’s competitors, as well as other companies and individuals, may obtain patents related to the types of products and services the company offers or plans to offer. There can be no assurance that the company is or will be aware of all patents containing claims that may pose a risk of infringement by its products and services. In addition, some patent applications in the United States are confidential until a patent is issued and, therefore, the company cannot evaluate the extent to which its products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of the company’s products or services were to infringe patents held by others, the company may be required to stop developing or marketing the products or services, to obtain licenses from the holders of the patents to develop and market the services, or to redesign the products or services in such a way as to avoid infringing on the patent claims. The company cannot assess the extent to which it may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether it would be able to obtain such licenses on commercially reasonable terms. If the company is unable to obtain such licenses, it also may not be able to redesign the company’s products or services to avoid infringement, which could materially adversely affect the company’s business, financial condition and operating results.

The company may be subject to information technology system failures, network disruptions, cybersecurity attacks and breaches in data security, which may materially adversely affect the company’s operations, financial condition and operating results.

The company depends on information technology as an enabler to improve the effectiveness of its operations and to interface with its customers, as well as to maintain financial accuracy and efficiency. Information technology system failures, including suppliers’ or vendors’ system failures, could disrupt the company’s operations by causing transaction errors, processing inefficiencies, delays or cancellation of customer orders, the loss of customers, impediments to the manufacture or shipment of products, other business disruptions, or the loss of or damage to intellectual property through a security breach.

The company’s information systems, or those of its third-party service providers, could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt the company’s business, increase costs and/or result in the loss of assets. Cybersecurity attacks are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, corruption or destruction of data and other manipulation or improper use of systems or networks. These events could negatively impact the company’s customers and/or reputation and lead to financial losses from remediation actions, loss of business, production downtimes, operational delays or potential liability, penalties, fines or other increases in expense, all of which may have a material adverse effect on the company’s business. In addition, as security threats and cybersecurity and data privacy and protection laws and regulations, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personally identifiable information, continue to evolve and become more sophisticated, we may invest additional resources in the security of our systems. Any such increased level of investment could adversely affect our financial condition or results of operations. Further, as governmental authorities around the world continue to consider legislative and regulatory proposals concerning data protection, we may face substantial penalties if we fail to comply with regulations and laws regarding data protection.

Tax, Legal and Regulatory Risks

The company may be subject to litigation, tax, and other legal compliance risks.

In addition to product liability claims, the company is subject to a variety of litigation, tax, and other legal compliance risks. These risks include, among other things, possible liability relating to personal injuries, intellectual property rights, contract-related claims, taxes and compliance with U.S. and foreign export laws, competition laws, and laws governing improper business practices. The company or one of its business units could be charged with wrongdoing as a result of such matters. If convicted or found liable, the company could be subject to significant fines, penalties, repayments or other damages.

The company’s reputation, ability to do business, and results of operations may be impaired by the improper conduct of any of its employees, agents, or business partners.

While the company strives to maintain high standards, the company cannot provide assurance that its internal controls and compliance systems will always protect the company from acts committed by its employees, agents, or business partners that violate U.S. and/or foreign laws or fail to protect the company’s confidential information, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims rules, competition, export and import compliance, money laundering, and data privacy laws, as well as the improper use of proprietary information or social media. Any such violations of law or improper actions could subject the company to civil or criminal investigations in the United States and in other jurisdictions, lead to substantial civil or criminal, monetary and non-monetary penalties, and related shareholder lawsuits, lead to increased costs of compliance and damage the company’s reputation.

The company is subject to potential liability under environmental laws.

The company’s operations are regulated by a number of federal, state and local environmental laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of these materials. Compliance with these environmental laws and regulations is a significant consideration for the company because it uses hazardous materials in its manufacturing processes. In addition, because the company is a generator of hazardous wastes, even if it fully complies with applicable environmental laws, it may be subject to financial exposure for costs associated with an investigation and remediation of sites at which it has arranged for the disposal of hazardous wastes if these sites become contaminated. In the event of a violation of environmental laws, the company could be held liable for damages and for the costs of remedial actions. Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which could negatively affect the company’s operating results. There can be no assurance that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory authorities or other unanticipated events will not arise in the future resulting in additional environmental liabilities, compliance costs and penalties that could be material. Environmental laws and regulations are constantly evolving, and it is impossible to accurately predict the effect they may have upon the financial condition, results of operations, or cash flows of the company.
We are subject to risks associated with possible climate change legislation, regulation and international accords.
Government mandates, standards or regulations intended to reduce greenhouse gas emissions or projected climate change impacts have resulted in, and are likely to continue resulting in, increased energy, manufacturing, transportation and raw material costs. Governmental requirements directed at regulating greenhouse gas emissions could cause us to incur expenses that we cannot recover or that will require us to increase the price of products we sell to the point that it impacts demand for those products.

Unfavorable tax law changes and tax authority rulings may adversely affect financial results.

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

The trading price of the company's common stock has been volatile and may become volatile again in the future. The trading price of the company's common stock could decline or fluctuate in response to a variety of factors, including:

•the company's failure to meet the performance estimates of securities analysts;

•changes in buy/sell recommendations by securities analysts;

•fluctuations in the company's operating results;

•substantial sales of the company's common stock;

•general stock market conditions; or

•other economic or external factors.

Item 1B.      Unresolved Staff Comments

Not applicable.

Item 2.      Properties

The company's principal executive offices are located in Elgin, Illinois. The company operates forty manufacturing facilities in the U.S. and twenty-nine manufacturing facilities internationally.

The principal properties of the company used to conduct business operations are listed below:

Location	Principal Function	Square Footage	Owned/ Leased	Lease Expiration
Commercial Foodservice:
Fort Smith, AR	Manufacturing, Warehousing and Offices	440,200	Leased	Aug-31
Brea, CA	Manufacturing, Warehousing and Offices	86,600	Leased	Sep-26
Vacaville, CA	Manufacturing, Warehousing and Offices	81,200	Leased	May-27
Windsor, CA	Manufacturing, Warehousing and Offices	75,000	Leased	Apr-32
Louisville, CO	Manufacturing, Warehousing and Offices	37,700	Leased	Jul-28
Venice, FL	Manufacturing, Warehousing and Offices	21,500	Leased	May-24
Elgin, IL	Manufacturing, Warehousing and Offices	207,000	Owned	N/A
Mundelein, IL	Manufacturing, Warehousing and Offices	70,000	Owned	N/A
Rockton, IL	Manufacturing, Warehousing and Offices	339,400	Owned	N/A
South Beloit, IL	Warehousing	128,500	Leased	Jun-23
Menominee, MI	Manufacturing, Warehousing and Offices	60,000	Owned	N/A
Bow, NH	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
Concord, NH	Warehousing	39,000	Leased	Mar-21
Pembroke, NH	Warehousing	136,000	Leased	Jul-24
Charlotte, NC	Manufacturing, Warehousing and Offices	44,000	Leased	Feb-24
Fuquay-Varina, NC	Manufacturing, Warehousing and Offices	183,900	Owned	N/A
Dayton, OH	Manufacturing, Warehousing and Offices	37,700	Owned	N/A
Tualatin, OR	Manufacturing, Warehousing and Offices	29,500	Leased	May-28
Bethlehem, PA	Manufacturing, Warehousing and Offices	72,900	Leased	Dec-24
Easton, PA	Manufacturing, Warehousing and Offices	156,700	Owned	N/A
Smithville, TN	Manufacturing, Warehousing and Offices	268,000	Owned	N/A
Allen, TX	Warehousing	33,100	Leased	Feb-24
Carrollton, TX	Manufacturing, Warehousing and Offices	132,400	Leased	Aug-22
Essex Junction, VT	Manufacturing, Warehousing and Offices*	270,000	Owned	N/A
Redmond, WA	Manufacturing, Warehousing and Offices	42,400	Leased	May-22
Seattle, WA	Manufacturing, Warehousing and Offices	16,100	Leased	Aug-22
New South Wales, Australia	Manufacturing, Warehousing and Offices	204,900	Owned	N/A
Toronto, Canada	Manufacturing, Warehousing and Offices*	87,700	Owned	N/A
Humen, China	Manufacturing, Warehousing	6,600	Leased	Mar-22
Qingdao City, China	Manufacturing, Warehousing and Offices	113,500	Leased	Jul-29
Zhuhai, China	Manufacturing, Warehousing and Offices	104,500	Leased	May-22
Brøndby, Denmark	Manufacturing, Warehousing and Offices	50,900	Owned	N/A
Randers, Denmark	Manufacturing, Warehousing and Offices	50,100	Owned	N/A
Viljandi, Estonia	Manufacturing and Offices	47,000	Owned	N/A
Nusco, Italy	Manufacturing, Warehousing and Offices	260,600	Owned	N/A
Scandicci, Italy	Manufacturing, Warehousing and Offices	39,300	Leased	Apr-25
Sedico, Italy	Manufacturing, Warehousing and Offices	52,500	Leased	Feb-24
Nogales, Mexico	Manufacturing, Warehousing and Offices	129,000	Owned	N/A
Laguna, the Philippines	Manufacturing, Warehousing and Offices	115,200	Owned	N/A
Wiślina, Poland	Manufacturing, Warehousing and Offices	77,500	Owned	N/A
Pineda de Mar, Spain	Manufacturing, Warehousing and Offices	57,100	Owned	N/A
Fristad, Sweden	Manufacturing, Warehousing and Offices	173,800	Owned	N/A
Lincoln, the United Kingdom	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
Wrexham, the United Kingdom	Manufacturing, Warehousing and Offices	62,600	Owned	N/A

Location	Principal Function	Square Footage	Owned/ Leased	Lease Expiration
Food Processing:
Gainesville, GA	Manufacturing, Warehousing and Offices	107,400	Owned	N/A
Algona, IA	Manufacturing, Warehousing and Offices	70,100	Owned	N/A
Elgin, IL	Manufacturing, Warehousing and Offices	25,000	Owned	N/A
Elk Grove, IL	Manufacturing, Warehousing and Offices	101,500	Leased	Nov-29
Clayton, NC	Manufacturing, Warehousing and Offices	65,000	Leased	Oct-24
Maysville, OK	Manufacturing, Warehousing and Offices	36,700	Owned	N/A
Souderton, PA	Manufacturing, Warehousing and Offices	35,000	Owned	N/A
Plano, TX	Manufacturing, Warehousing and Offices	339,100	Leased	Apr-22
Waynesboro, VA	Manufacturing, Warehousing and Offices	26,400	Owned	N/A
Bothell, WA	Manufacturing, Warehousing and Offices	23,600	Leased	May-25
Lodi, WI	Manufacturing, Warehousing and Offices	114,600	Owned	N/A
Aalborg, Denmark	Manufacturing, Warehousing and Offices	68,300	Leased	Dec-22
Mauron, France	Manufacturing, Warehousing and Offices	112,400	Leased	Dec-22
Reichenau, Germany	Manufacturing, Warehousing and Offices	57,900	Owned	N/A
Bangalore, India	Manufacturing, Warehousing and Offices	75,000	Leased	Mar-24
Castelnuovo Rangone, Italy	Manufacturing, Warehousing and Offices	26,800	Leased	Dec-23
Norwich, the United Kingdom	Manufacturing, Warehousing and Offices	30,000	Owned	N/A

Residential Kitchen:
Chino, CA	Warehousing and Offices	100,000	Leased	Feb-22
Redwood City, CA	Warehousing and Offices	20,600	Leased	Jul-24
Buford, GA	Warehousing and Offices	178,100	Leased	Feb-23
Greenville, MI	Manufacturing, Warehousing and Offices	225,000	Owned	N/A
Greenwood, MS	Manufacturing, Warehousing and Offices**	738,000	Owned	N/A
Brown Deer, WI	Manufacturing, Warehousing and Offices	161,900	Leased	May-22
Saint Ouen L'aumone, France	Manufacturing, Warehousing	30,400	Owned	N/A
Waterford, Ireland	Warehousing and Offices	73,000	Leased	Jul-27
Ketley, the United Kingdom	Manufacturing and Offices	217,300	Owned	N/A
Leamington Spa, the United Kingdom	Manufacturing and Offices	270,200	Owned	N/A
Leamington Spa, the United Kingdom	Warehousing and Offices	100,300	Leased	Aug-29
Nottingham, the United Kingdom	Manufacturing and Offices	153,100	Owned	N/A
 * Contains two separate manufacturing facilities.
** Contains four separate manufacturing facilities.

At various other locations the company leases small amounts of space for administrative, manufacturing, distribution and sales functions, and in certain instances limited short-term inventory storage. These locations are in Australia, Brazil, Canada, China, Czech Republic, Denmark, Dubai, France, India, Italy, Mexico, Philippines, Russia, Spain, the United Kingdom and various locations in the United States.

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

PART II
Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market

The company's Common Stock trades on the Nasdaq Global Select Market under the symbol "MIDD".

Stockholders

The company estimates there were approximately 43,609 record holders of the company's common stock as of March 1, 2021.

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

Unregistered Sales of Equity Securities in connection with Strategic Transactions

On June 29, 2020, in connection with the company’s minority investment in Bluezone Products, Inc. (“Bluezone”), the company issued 46,365 unregistered shares of the company’s common stock to a certain stockholder of Bluezone (“Bluezone Stockholder”) in exchange for 36,764 shares of series A preferred stock of Bluezone. The shares of company common stock were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended ("Securities Act"). The company relied on such exemption based in part upon representations made by the Bluezone Stockholder, including its status as an accredited investor, as such term is defined in Rule 501 of the Securities Act.

On December 23, 2020, in connection with the company’s purchase of assets from Appliance Innovation, Inc. ("Appliance"), the company issued 93,392 unregistered shares of the company’s common stock to Appliance. The shares of company common stock were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act. The company relied on such exemption based in part upon representations made by Appliance, including its status as an accredited investor, as such term is defined in Rule 501 of the Securities Act.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
September 27, 2020 to October 24, 2020	—	$—	—	1,476,835
October 25, 2020 to November 21, 2020	—	—	—	1,476,835
November 22, 2020 to January 2, 2021	—	—	—	1,476,835
Quarter ended January 2, 2021	—	$—	—	1,476,835

(1) In November 2017, the company's Board of Directors approved a stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock in open market purchases or negotiated transactions. As of January 2, 2021, 1,023,165 shares had been purchased under the 2017 stock repurchase program. At January 2, 2021, the company had a total of 8,013,296 shares in treasury amounting to $537.1 million.

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

Item 6. Selected Financial Data

(amounts in thousands, except per share data)
Fiscal Year Ended(1, 2)

	2020	2019	2018	2017	2016
Income Statement Data:
Net sales	$2,513,257	$2,959,446	$2,722,931	$2,335,542	$2,267,852
Cost of sales	1,631,209	1,855,949	1,718,791	1,422,801	1,366,672
Gross profit	882,048	1,103,497	1,004,140	912,741	901,180
Selling, general, and administrative expenses	531,897	593,813	538,842	468,219	471,638
Restructuring expenses	12,375	10,480	19,332	19,951	10,524
Gain on litigation settlement	—	(14,839)	—	—	—
Gain on sale of plant	(1,982)	—	—	(12,042)	—
Impairments	15,327	—	—	58,000	—
Income from operations	324,431	514,043	445,966	378,613	419,018
Interest expense and deferred financing amortization, net	78,617	82,609	58,742	25,983	23,880
Net periodic pension benefit (other than service costs & curtailment)	(39,996)	(29,722)	(39,020)	(35,033)	(30,409)
Curtailment loss	14,682	865	906	3,305	3,202
Other expense (income), net	3,071	(2,328)	1,825	829	1,040
Earnings before income taxes	268,057	462,619	423,513	383,529	421,305
Provision for income taxes	60,763	110,379	106,361	85,401	137,089
Net earnings	$207,294	$352,240	$317,152	$298,128	$284,216

Net earnings per share:
Basic	$3.76	$6.33	$5.71	$5.26	$4.98
Diluted	$3.76	$6.33	$5.70	$5.26	$4.98

Weighted average number of shares outstanding:
Basic	55,093	55,647	55,576	56,715	57,030
Diluted	55,136	55,656	55,604	56,719	57,085

Balance Sheet Data:
Working capital	$570,235	$616,059	$502,642	$458,236	$323,290
Total assets	5,202,474	5,002,143	4,549,781	3,339,713	2,917,136
Total debt	1,729,596	1,873,140	1,892,105	1,028,881	732,126
Stockholders' equity	1,976,649	1,946,814	1,665,203	1,361,148	1,265,318

(1)The company's fiscal year ends on the Saturday nearest to December 31.
(2)The company has acquired numerous businesses in the periods presented. Please see Note 2 in the Notes to Consolidated Financial Statements for further information.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains "forward-looking statements" subject to the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause the company's actual results, performance or outcomes to differ materially from those expressed or implied in the forward-looking statements. The following are some of the important factors that could cause the company's actual results, performance or outcomes to differ materially from those discussed in the forward-looking statements:

•changing market conditions;
•volatility in earnings resulting from goodwill impairment losses, which may occur irregularly and in varying amounts;
•variability in financing costs;
•quarterly variations in operating results;
•dependence on key customers;
•risks associated with the company's foreign operations, including market acceptance and demand for the company's products and the company's ability to manage the risk associated with the exposure to foreign currency exchange rate fluctuations;
•the company's ability to protect its trademarks, copyrights and other intellectual property;
•the impact of competitive products and pricing;
•the impact of announced management and organizational changes;
•the state of the residential construction, housing and home improvement markets;

•the state of the credit markets, including mortgages, home equity loans and consumer credit;

•intense competition in the company's business segments including the impact of both new and established global competitors;

•unfavorable tax law changes and tax authority rulings;

•cybersecurity attacks and other breaches in security;

•the continued ability to realize profitable growth through the sourcing and completion of strategic acquisitions;

•the timely development and market acceptance of the company's products; and
•the availability and cost of raw materials.

The company cautions readers to carefully consider the statements set forth in the section entitled "Item 1A. Risk Factors" of this filing and discussion of risks included in the company's SEC filings.

NET SALES SUMMARY
(dollars in thousands)

Fiscal Year Ended(1)
	2020		2019		2018
	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:

Commercial Foodservice	$1,510,279	60.1%	$1,984,345	67.1%	$1,729,814	63.5%

Food Processing	437,272	17.4	400,951	13.5	389,594	14.3

Residential Kitchen	565,706	22.5	574,150	19.4	603,523	22.2

Total	$2,513,257	100.0%	$2,959,446	100.0%	$2,722,931	100.0%

(1)The company's fiscal year ends on the Saturday nearest to December 31.

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.9	62.7	63.1
Gross profit	35.1	37.3	36.9
Selling, general and administrative expenses	21.2	20.1	19.8
Restructuring	0.5	0.3	0.7
Gain on litigation settlement	—	(0.5)	—
Gain on sale of plant	(0.1)	—	—
Impairments	0.6	—	—
Income from operations	12.9	17.4	16.4
Interest expense and deferred financing amortization, net	3.1	2.9	2.2
Net periodic pension benefit (other than service cost & curtailment)	(1.6)	(1.0)	(1.4)
Curtailment loss	0.6	—	—
Other expense (income), net	0.1	(0.1)	0.1
Earnings before income taxes	10.7	15.6	15.5
Provision for income taxes	2.4	3.7	3.9
Net earnings	8.3%	11.9%	11.6%

(1)The company's fiscal year ends on the Saturday nearest to December 31.

Fiscal Year Ended January 2, 2021 as Compared to December 28, 2019

NET SALES. Net sales in fiscal 2020 decreased by $446.1 million, or 15.1%, to $2,513.3 million as compared to $2,959.4 million in fiscal 2019. Net sales increased by $72.3 million, or 2.4%, from the fiscal 2019 acquisitions of Cooking Solutions Group, Powerhouse, Ss Brewtech, Pacproinc, Brava, and Synesso and the fiscal 2020 acquisitions of RAM, Deutsche, Wild Goose, and United Foodservice Equipment Zhuhai. Excluding acquisitions, net sales decreased $518.4 million, or 17.5%, from the prior year. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for fiscal 2020 increased net sales by approximately $0.2 million. Excluding the impact of foreign exchange and acquisitions, sales decreased 17.5% for the year, including a net sales decrease of 26.5% at the Commercial Foodservice Equipment Group, a net sales increase of 5.9% at the Food Processing Equipment Group and a net sales decrease of 2.9% at the Residential Kitchen Equipment Group.

•Net sales of the Commercial Foodservice Equipment Group decreased by $474.0 million, or 23.9%, to $1,510.3 million in fiscal 2020 as compared to $1,984.3 million in fiscal 2019. Net sales from the acquisitions of Cooking Solutions Group, Powerhouse, Ss Brewtech, Synesso, RAM, Deutsche, Wild Goose, and United Foodservice Equipment Zhuhai, which were acquired on April 1, 2019, April 1, 2019, June 15, 2019, November 27, 2019, January 13, 2020, March 2, 2020, December 7, 2020, and December 18, 2020, respectively, accounted for an increase of $53.1 million during fiscal 2020. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group decreased $527.1 million, or 26.6%, as compared to the prior year. Excluding the impact of foreign exchange and acquisitions, net sales decreased $525.6 million, or 26.5% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales decrease of $266.9 million, or 20.0%, to $1,067.9 million, as compared to $1,334.8 million in the prior year. This includes an increase of $43.0 million from recent acquisitions. Excluding acquisitions, the net decrease in domestic sales was $309.9 million, or 23.2%. International sales decreased $207.1 million, or 31.9%, to $442.4 million, as compared to $649.5 million in the prior year. This includes the increase of $10.1 million from recent acquisitions and a decrease of $1.5 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales decrease in international sales was $215.7 million, or 33.2%. The decline in both domestic and international sales reflects the impacts of COVID-19. This was most prevalent in the second quarter of 2020 and despite decline over prior year gradually recovered in the second half of the year.

•Net sales of the Food Processing Equipment Group increased by $36.3 million, or 9.1%, to $437.3 million in fiscal 2020, as compared to $401.0 million in fiscal 2019. Excluding the impact of foreign exchange and the acquisition of Pacproinc, acquired July 16, 2019, net sales increased $23.8 million, or 5.9% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $64.5 million, or 26.2%, to $311.1 million, as compared to $246.6 million in the prior year. Excluding the acquisition, net sales increased $51.8 million, or 21.0%. The increase in domestic sales reflects growth in protein equipment sales. International sales decreased $28.2 million, or 18.3%, to $126.2 million, as compared to $154.4 million in the prior year. This includes a decrease of $1.1 million related to the unfavorable impact of exchange rates. Excluding the acquisition and foreign exchange, the net sales decrease in international sales was $28.0 million, or 18.1%. The decrease in international revenues reflects declines in sales primarily due to the disruptive impact of COVID-19 on our customers' operations.

•Net sales of the Residential Kitchen Equipment Group decreased by $8.4 million, or 1.5%, to $565.7 million in fiscal 2020, as compared to $574.1 million in fiscal 2019. Excluding the impact of foreign exchange, the acquisition of Brava, acquired November, 19, 2019, net sales decreased $16.8 million, or 2.9% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $11.2 million, or 3.1%, to $373.9 million, as compared to $362.7 million in the prior year. Excluding the acquisition, net sales increased $5.6 million, or 1.5%. The increase in domestic sales is primarily related to strong consumer demand in the last six months of the year, offset by the impacts of COVID-19 in the first half of the year. International sales decreased $19.6 million, or 9.3% to $191.8 million, as compared to $211.4 million in the prior year. This includes an increase of $2.8 million related to the favorable impact of exchange rates. Excluding foreign exchange, the net sales decrease in international sales was $22.4 million, or 10.6%, primarily in the European market, reflecting the impacts of Brexit and the outbreak of COVID-19 partially offset by strong consumer demand in the last six months of the year.

GROSS PROFIT. Gross profit decreased by $221.5 million to $882.0 million in fiscal 2020 from $1,103.5 million in fiscal 2019, primarily reflecting the lower sales volumes related to COVID-19, lower margins at recent acquisitions, offset by the favorable impact of foreign exchange rates of $1.7 million. The gross margin rate decreased from 37.3% in 2019 to 35.1% in 2020. The gross margin rate in fiscal 2020 excluding acquisitions and impact of foreign exchange was 35.3%.

•Gross profit at the Commercial Foodservice Equipment Group decreased by $224.4 million, or 30.1%, to $522.2 million in fiscal 2020 as compared to $746.6 million in fiscal 2019. Gross profit from the acquisitions of Cooking Solutions Group, Powerhouse, Ss Brewtech, Synesso, RAM, Deutsche, Wild Goose, and United Foodservice Equipment Zhuhai, accounted for an approximately $13.0 million increase in gross profit during fiscal 2020. Excluding acquisitions, the gross profit decreased by approximately $237.4 million largely due to lower sales volumes. The impact of foreign exchange rates increased gross profit by approximately $0.1 million. The gross profit margin rate decreased to 34.6% as compared to 37.6% in the prior year, primarily due to lower margins at recent acquisitions. The gross margin rate in fiscal 2020 excluding acquisitions and the impact of foreign exchange was 34.9%.

•Gross profit at the Food Processing Equipment Group increased by $14.9 million, or 10.5%, to $157.1 million in fiscal 2020 as compared to $142.2 million in fiscal 2019. Excluding the acquisition, gross profit increased by approximately $10.6 million. The impact of foreign exchange rates increased gross profit by approximately $0.4 million. The gross profit margin rate increased to 35.9% in fiscal 2020 as compared to 35.5% in the prior year. The gross margin rate in fiscal 2020 excluding the acquisition and the impact of foreign exchange was 35.9%.

•Gross profit at the Residential Kitchen Equipment Group decreased by $12.5 million, or 5.8%, to $204.3 million in fiscal 2020 as compared to $216.8 million in fiscal 2019. The impact of foreign exchange rates increased gross profit by approximately $1.2 million. The gross margin rate decreased to 36.1% in fiscal 2020 as compared to 37.8% in the prior year, primarily related to lower sales volumes and the impact of facility consolidations.
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses decreased by $61.9 million to $531.9 million in fiscal 2020 from $593.8 million in 2019. As a percentage of net sales, selling, general and administrative expenses amounted to 21.2% in fiscal 2020 and 20.1% in fiscal 2019.

Selling, general and administrative expenses reflect increased costs of $30.2 million associated with acquisitions, including $7.2 million of non-cash intangible amortization expense. Selling, general and administrative expenses decreased $35.7 million related to compensation costs and commissions and $59.2 million due to controllable cost reductions primarily within professional fees, travel and entertainment, convention costs, and advertising. Foreign exchange rates had a favorable impact of $0.5 million. The decreases were partially offset by a $11.5 million increase related to higher non-cash share based compensation and$5.8 million related to increased allowances for doubtful accounts given the current market conditions. The prior year expenses also included $10.1 million related to transition costs with the former Chairman and CEO upon his retirement in February 2019.

RESTRUCTURING EXPENSES. Restructuring expenses increased $1.9 million to $12.4 million from $10.5 million in the prior year period. In fiscal 2020, restructuring expenses related primarily to headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group. During fiscal 2019, restructuring charges related primarily to headcount reductions and cost reduction initiatives related to facility consolidations at the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group.

GAIN ON LITIGATION SETTLEMENT. In fiscal 2019, the company reached a settlement with respect to a lawsuit filed by the company arising from a prior acquisition included in the Residential Kitchen Equipment Group. The gain associated with this settlement, which is net of the release of funds in escrow, is reflected in the consolidated statement of earnings.

IMPAIRMENTS. In fiscal 2020, the company recognized impairment of $11.6 million associated with several tradenames in conjunction with the diminution of value as we assessed current market conditions and future business plans. See Note 3 (f) to the Consolidated Financial Statements for further information on the annual impairment testing. In addition the company recorded an impairment charge of approximately $2.9 million to reflect the fair market value of assets held for sale for a non-core business within the Residential Kitchen Equipment Group. See Note 13, Restructuring and Acquisition Integration Initiatives, in the Notes to the Consolidated Financial Statements for further information on restructuring initiatives.

INCOME FROM OPERATIONS. Income from operations decreased $189.6 million to $324.4 million in fiscal 2020 from $514.0 million in fiscal 2019. Operating income as a percentage of net sales amounted to 12.9% in 2020 as compared to 17.4% in 2019. The decrease in operating income resulted from the impacts of COVID-19. Operating income in fiscal 2019 included the gain on litigation settlement, offset by the transition costs related to the former Chairman and CEO. Operating income in fiscal 2020 included impairment charges related to intangible assets, fixed assets, and assets held for sale.

Income from operations in 2020 included $127.7 million of non-cash expenses, including $39.1 million of depreciation expense, $69.0 million of intangible amortization related to acquisitions and $19.6 million of stock based compensation. This compares to $110.0 million of non-cash expenses in the prior year, including $37.9 million of depreciation expense, $64.0 million of intangible amortization related to acquisitions and $8.1 million of stock based compensation costs.

NON-OPERATING EXPENSES. Non-operating expenses increased $5.0 million to $56.4 million of expense in fiscal 2020 from $51.4 million of income in fiscal 2019. Net interest expense and deferred financing decreased $4.0 million to $78.6 million in fiscal 2020 from $82.6 million in fiscal 2019 reflecting the reduction in the average interest rates under the Credit Facility and benefit from the Convertible Notes, offset by higher non-cash interest from the lower interest rate on Convertible Notes. Net periodic pension benefit (other than service costs and curtailment) increased $10.3 million to $40.0 million in fiscal 2020 from $29.7 million in fiscal 2019, related to the increase in discount rate used to calculate the interest cost and lower expected returns on assets driven by lower asset values for fiscal 2019. During fiscal 2020 a curtailment cost of approximately $14.7 million was recognized as a result of closing the AGA Group Pension Scheme to future pension accruals.

INCOME TAXES. A tax provision of $60.8 million, at an effective rate of 22.7%, was recorded for fiscal 2020 as compared to $110.4 million at an effective rate of 23.9%, in fiscal 2019. In comparison to the prior year, the tax provision reflects favorable tax adjustments for deferred tax rate changes and adjustments for the finalization of 2019 tax returns. The effective rates in 2020 and 2019 are higher than the federal tax rate of 21% primarily due to state taxes and foreign tax rate differentials.

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

•Net sales of the Commercial Foodservice Equipment Group increased by $254.5 million, or 14.7%, to $1,984.3 million in fiscal 2019 as compared to $1,729.8 million in fiscal 2018. Net sales from the acquisitions of Firex, Josper, Taylor, Crown, EVO, Cooking Solutions Group, Powerhouse, Ss Brewtech, and Synesso, which were acquired on April 27, 2018, May 10, 2018, June 22, 2018, December 3, 2018, December 31, 2018, April 1, 2019, April 1, 2019, June 15, 2019, and November 27, 2019, respectively, accounted for an increase of $247.1 million during fiscal 2019. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $7.4 million, or 0.4%, as compared to the prior year. Excluding the impact of foreign exchange and acquisitions, net sales increased $27.2 million, or 1.6% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $158.8 million, or 13.5%, to $1,334.8 million, as compared to $1,176.0 million in the prior year. This includes an increase of $158.3 million from recent acquisitions. Excluding acquisitions, net sales were relatively flat. International sales increased $95.7 million, or 17.3%, to $649.5 million, as compared to $553.8 million in the prior year. This includes the increase of $88.8 million from recent acquisitions and a decrease of $19.8 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $26.7 million, or 4.8%. The increase in international revenues reflects strengthening of sales in the Asian and Latin American markets.

•Net sales of the Food Processing Equipment Group increased by $11.4 million, or 2.9%, to $401.0 million in fiscal 2019, as compared to $389.6 million in fiscal 2018. Net sales from the acquisitions of Hinds-Bock, Ve.Ma.C, M-TEK and Pacproinc, which were acquired on February 16, 2018, April 3, 2018, October 1, 2018, and July 16, 2019 respectively, accounted for an increase of $29.3 million. Excluding the impact of acquisitions, net sales of the Food Processing Equipment Group decreased $17.9 million, or 4.6%. Excluding the impact of foreign exchange and acquisitions net sales decreased $12.7 million, or 3.3% at the Food Processing Equipment Group. Domestically, the company realized a sales decrease of $17.1 million, or 6.5%, to $246.6 million, as compared to $263.7 million in the prior year. This includes an increase of $24.1 million from recent acquisitions. Excluding acquisitions, net sales decreased $41.2 million, or 15.6%. International sales increased $28.5 million, or 22.6%, to $154.4 million, as compared to $125.9 million in the prior year. This includes the increase of $5.2 million from the recent acquisitions and a decrease of $5.2 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales decrease in international sales was $28.5 million, or 22.6%. Revenues for the Food Processing Equipment Group have been affected by the timing and deferral of certain larger projects.

•Net sales of the Residential Kitchen Equipment Group decreased by $29.4 million, or 4.9%, to $574.1 million in fiscal 2019, as compared to $603.5 million in fiscal 2018. Excluding the impact of foreign exchange, the acquisition of Brava, acquired November, 19, 2019, and closure of a non-core business, net sales decreased $11.7 million, or 2.0% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $4.0 million, or 1.1%, to $362.7 million, as compared to $366.7 million in the prior year. Excluding acquisitions and closure of a non-core business the net sales decrease in domestic sales was $4.7 million, or 1.3%. International sales decreased $25.4 million, or 10.7% to $211.4 million, as compared to $236.8 million in the prior year. This includes an unfavorable impact of exchange rates of $11.1 million. Excluding the impact of foreign exchange, acquisition, and closure of a non-core business the net sales decrease in international sales was$7.0 million, or 3.1%. The decrease in international revenues reflects decline of sales in the European market.

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

•Gross profit at the Commercial Foodservice Equipment Group increased by $88.1 million, or 13.4%, to $746.6 million in fiscal 2019 as compared to $658.5 million in fiscal 2018. Gross profit from the acquisitions of Firex, Josper, Taylor, Crown, EVO, Cooking Solutions Group, Powerhouse, Ss Brewtech, and Synesso accounted for approximately $73.3 million of the increase in gross profit during fiscal 2019. Excluding acquisitions, the gross profit increased by approximately $14.8 million largely due to selling prices. The impact of foreign exchange rates decreased gross profit by approximately $6.1 million. The gross profit margin rate decreased to 37.6% as compared to 38.1% in the prior year, primarily due to lower margins at recent acquisitions. The gross margin rate in fiscal 2019 excluding acquisitions and impact of foreign exchange was 38.7%.

•Gross profit at the Food Processing Equipment Group increased by $8.6 million, or 6.4%, to $142.2 million in fiscal 2019 as compared to $133.6 million in fiscal 2018. Gross profit from the acquisitions of Hinds-Bock, Ve.Ma.C, M-TEK and Pacproinc accounted for approximately $12.8 million of the increase in gross profit during fiscal 2019. Excluding acquisitions, the gross profit decreased by approximately $4.2 million based on lower sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $2.1 million. The gross profit margin rate increased to 35.5% in fiscal 2019 as compared to 34.3% in the prior year, reflecting the impact of acquisitions. The gross margin rate in fiscal 2019 excluding acquisitions and impact of foreign exchange was 34.9%.

•Gross profit at the Residential Kitchen Equipment Group decreased by $0.3 million, or 0.1%, to $216.8 million in fiscal 2019 as compared to $217.1 million in fiscal 2018. Gross profit was offset by unfavorable foreign exchange rates of $3.9 million. The gross margin rate increased to 37.8% in fiscal 2019 as compared to 36.0% in the prior year. The gross margin rate in fiscal 2019 excluding acquisitions and impact of foreign exchange was 37.7%.

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

Financial Condition and Liquidity

Total cash and cash equivalents increased by $173.6 million to $268.1 million at January 2, 2021 from $94.5 million at December 28, 2019. Total debt, excluding the unamortized debt discount associated with the Convertible Notes, decreased to $1.8 billion at January 2, 2021 from $1.9 billion at December 28, 2019.

OPERATING ACTIVITIES. Net cash provided by operating activities after changes in assets and liabilities amounted to $524.8 million as compared to $377.4 million in the prior year.

During fiscal 2020, sales volumes were significantly lower as compared to 2019 due to the impacts of the COVID-19 pandemic, primarily in the Commercial Foodservice Equipment Group. Lower earnings generated less income and associated cash flows. However, reductions in working capital requirements generated more than offsetting cash flow benefits. Net cash used to fund changes in assets and liabilities amounted to $174.9 million in 2020, primarily related to lower receivables, reductions in inventory levels, the amount and timing of payments, as well as increases in employer payroll tax accruals from the CARES Act.

In connection with the company’s acquisition activities during the year, the company added assets and liabilities from the opening balance sheets of the acquired businesses in its consolidated balance sheets and accordingly these amounts are not reflected in the net change in working capital.

INVESTING ACTIVITIES. During 2020, net cash used for investing activities amounted to $106.8 million. This included $79.6 million primarily for the 2020 acquisitions of RAM, Deutsche, Wild Goose and United Foodservice Equipment Zhuhai. Additionally, $34.8 million was expended, primarily associated with additions and upgrades of production equipment, manufacturing facilities and residential and commercial showrooms, and was offset by $14.1 million in proceeds on the sale of properties following facility consolidations actions.

FINANCING ACTIVITIES. Net cash flows used for financing activities amounted to $252.5 million in 2020. On January 31, 2020, the company entered into an amended and restated five-year, $3.5 billion multi-currency senior secured credit agreement (the "Credit Facility").  On August 21, 2020, the company issued $747.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2025, and incurred $17.6 million of issuance costs. The company then entered into privately negotiated capped call transactions (the "Capped Call Transactions") in an aggregate amount of $104.7 million. A portion of the net proceeds from the offering of the Convertible Notes was used to prepay $400.0 million aggregate principal amount of its term loan obligations and to execute an amendment to the Credit Facility. The company incurred approximately $11.0 million of debt issuance costs, in aggregate, for amendments to the Credit Facility. The company’s borrowing activities during 2020 included $48.5 million of net repayments under its Credit Facility.
Additionally, the company repurchased $85.9 million of Middleby common shares during 2020. This was comprised of $16.2 million to repurchase 176,242 shares of Middleby common stock that were surrendered to the company for withholding taxes related to restricted stock vestings and $69.7 million used to repurchase 896,965 shares of its common stock under a repurchase program.

At January 2, 2021, the company was in compliance with all covenants pursuant to its borrowing agreements. The company has run various scenarios to estimate the impact of the COVID-19 pandemic and continues to believe that its future cash generated from operations, together with its capacity under its Credit Facility and its cash on hand, will provide adequate resources to meet its working capital needs and cash requirements and maintain compliance with financial covenants in its Credit Facility for at least the next 12 months.

Contractual Obligations

The company's contractual cash payment obligations are set forth below (dollars in thousands):

	Amounts Due Sellers From Acquisition	Debt	Estimated Interest on Debt	Operating Leases	Total Contractual Cash Obligations
Less than 1 year	$13,787	$22,944	$55,755	$24,675	$117,161
1-3 years	17,972	38,317	99,712	37,880	193,881
4-5 years	1,137	1,668,091	57,556	22,529	1,749,313
After 5 years	1,875	244	580	23,446	26,145

	$34,771	$1,729,596	$213,603	$108,530	$2,086,500

The company has obligations to make $34.8 million of estimated contingent purchase price payments to the sellers that were deferred in conjunction with various acquisitions.

As of January 2, 2021, the company had $1.1 billion outstanding under its Credit Facility. The average interest rate on this debt, inclusive of hedging instruments, amounted to 3.97% at the end of the period. As of January 2, 2021, the company also has $4.4 million of debt outstanding under various foreign credit facilities and $1.4 million of other debt arrangements. The estimated interest payments reflected in the table above assume that the level of debt and average interest rate on the company’s revolving credit line under its Credit Facility does not change until the facility reaches maturity. The estimated payments also assume that relative to the company’s foreign borrowings and other debt arrangements: all scheduled term loan payments are made; the level of borrowings does not change; and the average interest rates remain at their January 2, 2021 rates. As of January 2, 2021, the company has $747.5 million aggregate principal amount of Convertible Notes outstanding that bear interest semi-annually in arrears at a rate of 1.00% per annum. The Convertible Notes will mature on September 1, 2025 unless they are redeemed, repurchased or converted prior to such date in accordance with their terms. Also reflected in the table above is $17.4 million of payments to be made related to the company’s interest rate swap agreements in 2021.

As indicated in Note 11 to the consolidated financial statements, the company’s projected benefit obligation under its defined benefit plans exceeded the plans’ assets by $469.5 million at the end of 2020 as compared to $289.1 million at the end of 2019. The unfunded benefit obligations were comprised of a $21.4 million underfunding of the company's U.S. Plans and $448.1 million underfunding of the company’s Non-U.S. Plans. The company made minimum contributions required by the Employee Retirement Income Security Act of 1974 (“ERISA”) of $1.6 million and $1.2 million in 2020 and 2019, respectively, to the company’s U.S. Plans. The company expects to continue to make minimum contributions to the U.S. Plans as required by ERISA, of $0.6 million in 2021. The company expects to contribute $4.7 million to the Non-U.S. Plans in 2021.

The company places purchase orders with its suppliers in the ordinary course of business. These purchase orders are generally to fulfill short-term manufacturing requirements of less than 90 days and most are cancelable with a restocking penalty. The company has no material long-term purchase contracts or minimum purchase obligations with any supplier.

Off-Balance Sheet Arrangements

The company has no activities, obligations or exposures associated with off-balance sheet arrangements.

Related Party Transactions

From December 29, 2019 through the date hereof, there were no transactions between the company, its directors and executive officers that are required to be disclosed pursuant to Item 404 of Regulation S-K, promulgated under the Securities and Exchange Act of 1934, as amended.

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

In performing a quantitative assessment, if required, the company estimates each reporting unit's fair value under an income approach using a discounted cash flow model. The income approach uses each reporting unit's projection of estimated operating results and cash flows that are discounted using a market participant discount rate based on a weighted-average cost of capital. The financial projections reflect management's best estimate of economic and market conditions over the projected period including forecasted revenue growth, operating margins, tax rate, capital expenditures, depreciation, amortization and changes in working capital requirements. Other assumptions include discount rate and terminal growth rate. The estimated fair value of each reporting unit is compared to their respective carrying values. Additionally, the company validates the estimates of fair value under the income approach by comparing the fair value estimate using a market approach. A market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. The company considers the implied control premium and conclude whether it is reasonable based on other recent market transactions.

The company performed a qualitative assessment as of September 27, 2020 over all three reporting units and determined it is more likely than not that the fair value of our reporting units are greater than the carrying amounts. As a result of the financial performance indicators for the Commercial Foodservice reporting unit, the company completed a quantitative analysis. The fair value of the reporting unit exceeded its carrying value by more than 100% and no impairment of goodwill was recognized. As a result of the qualitative assessment for the other two segments, the company determined it is more likely than not that the fair value of our reporting units are greater than the carrying amounts.

In estimating the fair value of its reporting units, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable transactions and other market data. There are inherent uncertainties related to these factors and management’s judgment in applying them in the impairment tests of goodwill. If actual results are not consistent with management's estimate and assumptions, a material impairment could have an adverse effect on the company's financial condition and results of operations.

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

Based on the qualitative assessment as of September 27, 2020, the company identified several trademarks and trade names with indicators of potential risk for impairment and performed quantitative assessment. In performing the quantitative analysis on these trademark assets, significant assumptions used in our relief-from-royalty model included revenue growth rates, assumed royalty rates and the discount rate, which are discussed further below.

•Revenue growth rates relate to projected revenues from our long-range plans and vary from brand to brand. Adverse changes in the operating environment or our inability to grow revenues at the forecasted rates may result in a material impairment charge.

•In determining royalty rates for the valuation of our trademarks, we considered factors that affect the assumed royalty rates that would hypothetically be paid for the use of the trademarks. The most significant factors in determining the assumed royalty rates include the overall role and importance of the trademarks in the particular industry, the profitability of the products utilizing the trademarks, and the position of the trademarked products in the given market segment.

•In developing discount rates for the valuation of our trademarks, we used the market based weighted average cost of capital, adjusted for higher relative level of risks associated with doing business in other countries, as applicable, as well as the higher relative levels of risks associated with intangible assets.

As a result of quantitative testing the company recognized $11.6 million of impairment charges associated with several trademarks, none of which were individually material. The gross value of the trademarks tested, including the impaired trademarks, was approximately $90.0 million. The fair values of the other trademarks tested with no impairment per the analyses, exceeded their carrying values by more than 20%. The company believes the assumptions utilized within the quantitative analysis are reasonable.

The company performed a qualitative assessment as of September 27, 2020 over all the other trademarks and trade names and determined it is more likely than not that the fair value of its other indefinite-life intangible assets are greater than the carrying amounts.

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

Convertible Debt

The company issued convertible debt with debt and equity components. The company evaluated the different components and features of the hybrid instrument and determined whether certain elements were embedded derivative instruments which require bifurcation. Components of convertible debt instruments that upon conversion may be settled fully in cash or partly in cash based on a net-share settlement basis are accounted for separately as long-term debt and equity when the conversion feature of the convertible bonds constitute an embedded equity instrument. When an equity instrument is identified, proceeds from issuance are allocated between debt and equity by measuring first the liability component and then determining the equity component as a residual amount. The liability component is measured as the fair value of a similar nonconvertible debt, which results in the recognition of a debt discount. In subsequent periods, the company will amortize the debt discount to interest expense, net within the Consolidated Statements of Earnings, using the effective interest method based on the expected maturity of the debt. The equity component is reported in additional paid-in capital within the Consolidated Statement of Changes in Stockholders' Equity and is not remeasured as long as it continues to meet the conditions for equity classification.

The company allocated transaction costs related to the issuance of convertible debt using the same proportions as the proceeds from the convertible debt. Transaction costs attributable to the liability component are recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheets and are amortized to interest expense, net within the Consolidated Statements of Earnings over the term of the convertible debt using the effective interest rate method. Transaction costs attributable to the equity component are netted within additional paid-in capital within the Consolidated Statement of Stockholders' Equity.

For additional information regarding the company's convertible debt, see Note 5, Financing Arrangements, in the Notes to the Consolidated Financial Statements.

Pension Benefits
The company sponsors pension benefits to certain employees. The accounting for these plans depends on assumptions made by management, which are used by actuaries the company engages to calculate the projected and accumulated obligations and the annual expense recognized for these plans. These assumptions include expected long-term rate of return on plan assets and discount rates.

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

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

The company is exposed to certain market risks that exist as part of its ongoing business operations, including fluctuations in changes in interest rates, foreign currency exchange rates and price volatility for certain commodities. The company does not hold or issue derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company's debt obligations:

Variable Rate Debt

2021	$22,944
2022	19,261
2023	19,056
2024	19,069
2025 and thereafter	1,649,266
$1,729,596

The company is exposed to interest rate risk on its floating-rate debt. The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of January 2, 2021, the fair value of these instruments was a liability of $51.1 million. The change in fair value of these swap agreements in the first twelve months of 2020 was a loss of $20.7 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
In August 2020, the company issued $747.5 million aggregate principal amount of Convertible Notes in a private offering pursuant to the Indenture. The company does not have economic interest rate exposure as the Convertible Notes have a fixed annual rate of 1.00%. The fair value of the Convertible Notes is subject to interest rate risk, market risk and other factors due to its conversion feature. The fair value of the Convertible Notes is also affected by the price and volatility of the company’s common stock and will generally increase or decrease as the market price of our common stock changes. The interest and market value changes affect the fair value of the Convertible Notes but do not impact the company’s financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, the company carries the Convertible Notes at face value, less any unamortized discount on the balance sheet and presents the fair value for disclosure purposes only.

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

Derivative financial instruments are recognized on the balance sheet as either an asset or a liability measured at fair value. Changes in the market value and the related foreign exchange gains and losses are recorded in the statement of earnings.

Item 8.      Financial Statements and Supplementary Data

All other schedules for which provision is made to applicable regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Middleby Corporation

Opinion on Internal Control over Financial Reporting
We have audited The Middleby Corporation’s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, The Middleby Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of RAM, Deutsche, Wild Goose and United Foodservice Equipment Zhuhai, which are included in the 2020 consolidated financial statements of the Company and constituted 2.7% and 0.0% of total and net assets, respectively, as of January 2, 2021 and 0.6% and (3.1%) of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of RAM, Deutsche, Wild Goose and United Foodservice Equipment Zhuhai.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 2, 2021 and December 28, 2019, the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended January 2, 2021, and the related notes and financial statement schedule listed in the Index at Item 8 and our report dated March 3, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
March 3, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Middleby Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Middleby Corporation (the Company) as of January 2, 2021 and December 28, 2019, the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended January 2, 2021, and the related notes and financial statement schedule listed in the Index at Item 8, (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the account or disclosure to which it relates.

Impairment tests of indefinite-lived intangible assets
Description of the Matter
At January 2, 2021, the Company's indefinite-lived intangible assets consist of trademarks and tradenames with an aggregate carrying value of approximately $1,026 million and represented 19.7% of total assets. As described in Note 3 of the consolidated financial statements, trademarks and tradenames with indefinite lives are tested by the Company’s management for impairment at least annually, in the fiscal fourth quarter, unless there are indications of impairment at other points throughout the year. If the fair value of the intangible asset is less than its carrying amount, an impairment loss is recognized in an amount equal to the difference.

Auditing the impairment tests of indefinite–lived intangible assets is complex due to the significant management judgments and estimates required to determine the fair value of the trademarks and tradenames, including assumptions as to forecasted net sales, discount rates and royalty rates, all of which are sensitive to and affected by economic, industry and company-specific qualitative factors.

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

To test the estimated fair value of the Company’s trademarks and tradenames, we performed audit procedures that included, among others, assessing the methodologies, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data. We compared the significant assumptions used by management to current industry and economic trends, the Company’s historical results and other guideline companies within the same industry and evaluated whether changes in the Company’s business would affect the significant assumptions. We assessed the historical accuracy of management’s estimates by comparing them to actual operating results and performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the trademarks and tradenames with indefinite lives resulting from changes in these assumptions. We involved our specialist to assist in reviewing the valuation methodology and testing the discount rates and royalty rates.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2012.

Chicago, Illinois
March 3, 2021

THE MIDDLEBY CORPORATION

CONSOLIDATED BALANCE SHEETS
JANUARY 2, 2021 AND DECEMBER 28, 2019
(amounts in thousands, except share data)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$268,103	$94,500
Accounts receivable, net of reserve for doubtful accounts of $19,225 and $14,886	363,361	447,612
Inventories, net	540,198	585,699
Prepaid expenses and other	81,049	61,224
Prepaid taxes	17,782	20,161
Total current assets	1,270,493	1,209,196
Property, plant and equipment, net of accumulated depreciation of $229,871 and $197,629	344,482	352,145
Goodwill	1,934,261	1,849,747
Other intangibles, net of amortization of $403,347 and $333,507	1,450,381	1,443,381
Long-term deferred tax assets	76,052	36,932
Other assets	126,805	110,742
Total assets	$5,202,474	$5,002,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$22,944	$2,894
Accounts payable	182,773	173,693
Accrued expenses	494,541	416,550
Total current liabilities	700,258	593,137
Long-term debt	1,706,652	1,870,246
Long-term deferred tax liability	147,224	133,500
Accrued pension benefits	469,500	289,086
Other non-current liabilities	202,191	169,360
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 63,651,773 and 63,129,775 shares issued in 2020 and 2019, respectively	147	145
Paid-in capital	433,308	387,402
Treasury stock, at cost; 8,013,296 and 6,940,089 shares in 2020 and 2019	(537,134)	(451,262)
Retained earnings	2,568,756	2,361,462
Accumulated other comprehensive loss	(488,428)	(350,933)

Total stockholders' equity	1,976,649	1,946,814

Total liabilities and stockholders' equity	$5,202,474	$5,002,143

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED JANUARY 2, 2021, DECEMBER 28, 2019
AND DECEMBER 29, 2018
(amounts in thousands, except per share data)

	2020	2019	2018
Net sales	$2,513,257	$2,959,446	$2,722,931
Cost of sales	1,631,209	1,855,949	1,718,791
Gross profit	882,048	1,103,497	1,004,140
Selling, general, and administrative expenses	531,897	593,813	538,842
Restructuring expenses	12,375	10,480	19,332
Gain on litigation settlement	—	(14,839)	—
Gain on sale of plant	(1,982)	—	—
Impairments	15,327	—	—
Income from operations	324,431	514,043	445,966
Interest expense and deferred financing amortization, net	78,617	82,609	58,742
Net periodic pension benefit (other than service cost & curtailment)	(39,996)	(29,722)	(39,020)
Curtailment loss	14,682	865	906
Other expense (income), net	3,071	(2,328)	1,825
Earnings before income taxes	268,057	462,619	423,513
Provision for income taxes	60,763	110,379	106,361
Net earnings	$207,294	$352,240	$317,152

Net earnings per share:
Basic	$3.76	$6.33	$5.71
Diluted	$3.76	$6.33	$5.70

Weighted average number of shares
Basic	55,093	55,647	55,576
Dilutive common stock equivalents	43	9	28
Diluted	55,136	55,656	55,604

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED JANUARY 2, 2021, DECEMBER 28, 2019
AND DECEMBER 29, 2018
(amounts in thousands)

	2020	2019	2018

Net earnings	$207,294	$352,240	$317,152

Other comprehensive (loss) income:
Foreign currency translation adjustments	55,744	7,066	(43,050)
Pension liability adjustment, net of tax	(172,583)	(57,398)	32,125
Unrealized (loss) gain on interest rate swaps, net of tax	(20,656)	(24,125)	868
Other comprehensive (loss) income:	$(137,495)	$(74,457)	$(10,057)

Comprehensive income	$69,799	$277,783	$307,095

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED JANUARY 2, 2021, DECEMBER 28, 2019
AND DECEMBER 29, 2018
(amounts in thousands)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, December 30, 2017	$145	$374,922	$(445,118)	$1,697,618	$(266,419)	$1,361,148
Net earnings	—	—	—	317,152	—	317,152
Adoption of ASU 2018-02 (1)	—	—	—	(1,132)	1,132	—
Adoption of ASU 2014-09 (2)	—	—	—	(4,405)	—	(4,405)
Currency translation adjustments	—	—	—	—	(43,050)	(43,050)
Change in unrecognized pension benefit costs, net of tax of $6,386	—	—	—	—	32,612	32,612
Unrealized gain on interest rate swap, net of tax of $(81)	—	—	—	—	(751)	(751)
Stock compensation	—	2,497	—	—	—	2,497
Balance, December 29, 2018	$145	$377,419	$(445,118)	$2,009,233	$(276,476)	$1,665,203
Net earnings	—	—	—	352,240	—	352,240
Adoption of ASU 2017-12 (3)	—	—	—	(11)	11	—
Currency translation adjustments	—	—	—	—	7,066	7,066
Change in unrecognized pension benefit costs, net of tax of $(11,914)	—	—	—	—	(57,398)	(57,398)
Unrealized loss on interest rate swap, net of tax of $(8,516)	—	—	—	—	(24,136)	(24,136)
Stock compensation	—	8,133	—	—	—	8,133
Stock issuance	—	1,850	—	—	—	1,850
Purchase of treasury stock	—	—	(6,144)	—	—	(6,144)
Balance, December 28, 2019	$145	$387,402	$(451,262)	$2,361,462	$(350,933)	$1,946,814
Net earnings	$—	$—	$—	$207,294	$—	$207,294
Currency translation adjustments	—	—	—	—	55,744	55,744
Change in unrecognized pension benefit costs, net of tax of $(40,426)	—	—	—	—	(172,583)	(172,583)
Unrealized loss on interest rate swap, net of tax of $(7,147)	—	—	—	—	(20,656)	(20,656)
Stock compensation	—	19,613	—	—	—	19,613
Stock issuance	2	25,985	—	—	—	25,987
Purchase of treasury stock	—	—	(85,872)	—	—	(85,872)
Equity component of issuance of convertible notes	—	308	—	—	—	308
Balance, January 2, 2021	$147	$433,308	$(537,134)	$2,568,756	$(488,428)	$1,976,649
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

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JANUARY 2, 2021, DECEMBER 28, 2019
AND DECEMBER 29, 2018
(amounts in thousands)

	2020	2019	2018
Cash flows from operating activities—
Net earnings	$207,294	$352,240	$317,152
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	110,532	103,428	97,238
Amortization of discount and issuance costs on convertible notes	7,971	—	—
Non-cash share-based compensation	19,613	8,133	2,497
Deferred income taxes	16,421	22,212	20,489
Net periodic pension benefit (other than service costs)	(25,314)	(28,857)	(38,114)
Gain on sale of plant	(1,982)	—	—
Impairments	15,327	—	783
Non-cash restructuring	—	—	5,637
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	90,399	(27,748)	(25,347)
Inventories, net	66,690	(28,288)	(28,378)
Prepaid expenses and other assets	782	5,067	18,145
Accounts payable	(3,015)	(29,396)	13,611
Accrued expenses and other liabilities	20,067	634	(14,799)
Net cash provided by operating activities	524,785	377,425	368,914
Cash flows from investing activities—
Net additions to property, plant and equipment	(34,849)	(46,609)	(36,040)
Proceeds on sale of property, plant and equipment	14,147	—	—
Purchase of intangible assets	(7,052)	—	(5,399)
Acquisitions, net of cash acquired	(79,003)	(281,058)	(1,197,984)
Net cash used in investing activities	(106,757)	(327,667)	(1,239,423)
Cash flows from financing activities—
Proceeds under Credit Facility	2,567,305	543,294	1,611,110
Repayments under Credit Facility	(3,345,770)	(560,363)	(746,281)
Proceeds from issuance of convertible notes, net of issuance costs	729,933	—	—
Premiums paid for capped call	(104,650)	—	—
Net repayments under foreign bank loan	1,305	(405)	(7,088)
Net repayments under other debt arrangement	(45)	(179)	(3)
Payments of deferred purchase price	(3,700)	(1,648)	(1,234)
Repurchase of treasury stock	(85,872)	(6,144)	—
Debt issuance costs	(10,974)	—	(375)
Net cash (used in) provided by financing activities	(252,468)	(25,445)	856,129

Effect of exchange rates on cash and cash equivalents	8,043	(1,514)	(3,573)
Changes in cash and cash equivalents—
Net increase (decrease) in cash and cash equivalents	173,603	22,799	(17,953)
Cash and cash equivalents at beginning of year	94,500	71,701	89,654

Cash and cash equivalents at end of year	$268,103	$94,500	$71,701

Non-cash investing and financing activities:
Stock issuance related to acquisition and purchase of intangible assets	15,869	—	—
 The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED JANUARY 2, 2021, DECEMBER 28, 2019
AND DECEMBER 29, 2018

(1)NATURE OF OPERATIONS

The Middleby Corporation (the "company") is engaged in the design, manufacture and sale of commercial foodservice, food processing equipment and residential kitchen equipment. The company manufactures and assembles this equipment at forty U.S. and twenty-nine international manufacturing facilities. The company operates in three business segments: 1) the Commercial Foodservice Equipment Group, 2) the Food Processing Equipment Group and 3) the Residential Kitchen Equipment Group.

The Commercial Foodservice Equipment Group has a broad portfolio of foodservice equipment, which enable it to serve virtually any cooking, warming, refrigeration, freezing and beverage application within a commercial kitchen or foodservice operation. This equipment is used across all types of foodservice operations, including quick-service restaurants, full-service restaurants, convenience stores, retail outlets, hotels and other institutions. The products offered by this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, food warming equipment, catering equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, griddles, charcoal grills, professional mixers, stainless steel fabrication, custom millwork, professional refrigerators, blast chillers, coldrooms, ice machines, freezers, soft serve ice cream equipment, coffee and beverage dispensing equipment, home and professional craft brewing equipment, fry dispensers, bottle filling and canning equipment, and IoT solutions.

The Food Processing Equipment Group offers a broad portfolio of processing solutions for customers producing pre-cooked meat products, such as hot dogs, dinner sausages, poultry and lunchmeats and baked goods such as muffins, cookies and bread. Through its broad line of products, the company is able to deliver a wide array of cooking solutions to service a variety of food processing requirements demanded by its customers. The company can offer highly integrated solutions that provide a food processing operation a uniquely integrated solution providing for the highest level of food quality, product consistency, and reduced operating costs resulting from increased product yields, increased capacity and greater throughput and reduced labor costs through automation. The products offered by this group include a wide array of cooking and baking solutions, including batch ovens, baking ovens, proofing ovens, conveyor belt ovens, continuous processing ovens, frying systems and automated thermal processing systems. The company also provides a comprehensive portfolio of complementary food preparation equipment such as grinders, slicers, reduction and emulsion systems, mixers, blenders, formers, battering equipment, breading equipment, seeding equipment, water cutting systems, food presses, food suspension equipment, filling and depositing solutions, and forming equipment, as well as a variety of automated loading and unloading systems, food safety, food handling, freezing, defrosting and packaging equipment. This portfolio of equipment can be integrated to provide customers a highly efficient and customized solution.

The Residential Kitchen Equipment Group has a broad portfolio of innovative and professional-style residential kitchen equipment. The products offered by this group include ranges, cookers, stoves, cooktops, microwaves, ovens, refrigerators, dishwashers, undercounter refrigeration, wine cellars, ice machines, ventilation equipment and outdoor equipment.

(2) ACQUISITIONS AND PURCHASE ACCOUNTING

The following represents the company's significant acquisitions in 2020 and 2019 as well as summarized information on various acquisitions that were not individually material. The company also made smaller acquisitions not presented below which are individually and collectively immaterial.
Cooking Solutions Group
On April 1, 2019, the company completed its acquisition of all of the capital stock of Cooking Solutions Group, Inc. ("Cooking Solutions Group") from Standex International Corporation, which consists of the brands APW Wyott, Bakers Pride, BKI and Ultrafryer with locations in Texas, South Carolina and Mexico for a purchase price of approximately $106.1 million, net of cash acquired. During the third quarter of 2019, the company finalized the working capital and purchase price allocation provided for by the purchase agreement resulting in a payment due to the sellers of $0.1 million.
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
The long term deferred tax liability amounted to $10.5 million. The net deferred tax liability is comprised of $11.6 million of deferred tax liability related to the difference between the book and tax basis on identifiable intangible asset and liability accounts and $1.1 million of deferred tax asset related to the difference between the book and tax basis on identifiable tangible assets and liability accounts.
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

Other 2019 Acquisitions
During 2019 the company completed various other acquisitions that were not individually material. The final allocation of consideration paid for the other 2019 acquisitions is summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$2,683	$(10)	$2,673
Current assets	21,525	920	22,445
Property, plant and equipment	8,920	(166)	8,754
Goodwill	99,838	(11,117)	88,721
Other intangibles	64,019	11,363	75,382
Long-term deferred tax asset	1,288	1,428	2,716
Other assets	137	854	991
Current liabilities	(20,437)	(348)	(20,785)
Other non-current liabilities	(6,170)	(4,129)	(10,299)

Consideration paid at closing	$171,803	$(1,205)	$170,598

Deferred payments	2,404	—	2,404
Contingent consideration	4,258	3,600	7,858

Net assets acquired and liabilities assumed	$178,465	$2,395	$180,860
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
The goodwill and $33.8 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $27.9 million allocated to customer relationships, $12.3 million allocated to developed technology and $1.4 million allocated to backlog, which are being amortized over periods of 5 to 10 years, 5 to 12 years, and 3 months, respectively. Goodwill of $42.5 million and other intangibles of $35.5 million of the companies are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Goodwill of $34.9 million and other intangibles of $30.1 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Goodwill of $11.3 million and other intangibles of $9.8 million are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Of these assets, goodwill of $77.9 million and intangibles of $64.8 million are expected to be deductible for tax purposes.
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

2020 Acquisitions
For the year ended January 2, 2021, the company has completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition dates for the acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$14,647	$—	$14,647
Current assets	43,670	(13,674)	29,996
Property, plant and equipment	3,014	(241)	2,773
Goodwill	55,335	1,438	56,773
Other intangibles	63,201	—	63,201
Other assets	6,121	—	6,121
Current liabilities	(54,478)	12,477	(42,001)
Long-term deferred tax liability	(123)	—	(123)
Other non-current liabilities	(21,902)	—	(21,902)

Consideration paid at closing	$109,485	$—	$109,485

Deferred payments	8,666	—	8,666
Contingent consideration	16,144	—	16,144

Net assets acquired and liabilities assumed	$134,295	$—	$134,295
The long-term deferred tax liability amounted to $0.1 million and is related to the difference between the book and tax basis on other assets and liability accounts.
The goodwill and $23.1 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $14.0 million allocated to customer relationships, $20.7 million allocated to developed technology and $5.4 million allocated to backlog, which are being amortized over periods of 7 years, 7 to 12 years, and 3 to 9 months, respectively. Goodwill of $56.8 million and other intangibles of $63.2 million of the companies are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Of these assets, goodwill of $20.0 million and all other intangibles are expected to be deductible for tax purposes.
Several purchase agreements include deferred payment and earnout provisions providing for contingent payments due to the sellers to the extent certain financial targets are exceeded. The deferred payments are payable between 2020 and 2022. The contractual obligations associated with the deferred payments on the acquisition date amount to $8.7 million. The earnouts are payable between 2021 and 2023, if the company exceeds certain sales and earnings targets. The contractual obligations associated with the contingent earnout provisions recognized on the acquisition date amount to $16.1 million.
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

Pro Forma Financial Information

In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the twelve months ended January 2, 2021 and December 28, 2019, assumes the 2019 and 2020 acquisitions described above were completed on December 30, 2018 (first day of fiscal year 2019). The following pro forma results include adjustments to reflect amortization of intangibles associated with the acquisition and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Twelve Months Ended
	January 2, 2021	December 28, 2019
Net sales	$2,563,195	$3,119,550
Net earnings	213,866	338,343

Net earnings per share:
Basic	$3.88	$6.08
Diluted	$3.88	$6.08

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

(a)Basis of Presentation

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

The company's fiscal year ends on the Saturday nearest December 31. Fiscal years 2020, 2019, and 2018 ended on January 2, 2021, December 28, 2019 and December 29, 2018, respectively, and included 53, 52 and 52 weeks, respectively.

(b)Cash and Cash Equivalents

The company considers all short-term investments with original maturities of three months or less when acquired to be cash equivalents. The company’s policy is to invest its excess cash in interest-bearing deposits with major banks that are subject to minimal credit and market risk.

(c)Accounts Receivable

Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $19.2 million and $14.9 million at January 2, 2021 and December 28, 2019, respectively. At January 2, 2021, all accounts receivable are expected to be collected within one year.

(d)    Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or net realizable value. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at January 2, 2021 and December 28, 2019 are as follows (in thousands):

	2020	2019
Raw materials and parts	$263,200	$277,394
Work in process	55,104	58,663
Finished goods	221,894	249,642
	$540,198	$585,699

(e)Property, Plant and Equipment

Property, plant and equipment are carried at cost as follows (in thousands):

	2020	2019
Land	$40,707	$43,467
Building and improvements	245,435	229,025
Furniture and fixtures	68,063	67,992
Machinery and equipment	220,148	209,290
	574,353	549,774
Less accumulated depreciation	(229,871)	(197,629)
	$344,482	$352,145

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

Depreciation expense amounted to $39.1 million, $37.9 million and $35.8 million in fiscal 2020, 2019 and 2018, respectively.

Expenditures which significantly extend useful lives are capitalized. Maintenance and repairs are charged to expense as incurred. Asset impairments are recorded whenever events or changes in circumstances indicate that the recorded value of an asset is greater than the sum of its expected future undiscounted cash flows.

(f)Goodwill and Other Intangibles

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

If an indicator of impairment is determined from the qualitative analysis, then the company will perform a quantitative analysis. The fair value of each reporting unit is compared to its carrying value. If the fair value of the reporting unit is less than its carrying value, the resulting difference will be a charge to impairment of goodwill in the Consolidated Statements of Earnings in the period in which the determination is made. Fair value is determined using a combination of present value techniques and market prices of comparable businesses.

The company completed its annual impairment test for goodwill as of September 27, 2020. The company performed a qualitative assessment to evaluate goodwill for all reporting units. As a result of the financial performance indicators for the Commercial Foodservice reporting unit, the company completed a quantitative analysis. The fair value of the reporting unit exceeded its carrying value by more than 100% and no impairment of goodwill was recognized. Based on the qualitative assessment for all other reporting units it was determined there was no impairment of goodwill. The company has not recognized any goodwill impairments and therefore there are no accumulated impairment losses.

Goodwill is allocated to the business segments as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 29, 2018	$1,102,067	$219,054	$422,054	$1,743,175

Goodwill acquired during the year	81,339	43,613	9,503	134,455
Measurement period adjustments to goodwill acquired in prior year	(27,929)	(3,722)	—	(31,651)
Exchange effect	(1,925)	(1,266)	6,959	3,768

Balance as of December 28, 2019	$1,153,552	$257,679	$438,516	$1,849,747

Goodwill acquired during the year	56,773	—	—	56,773
Measurement period adjustments to goodwill acquired in prior year	(56)	(8,732)	1,770	(7,018)
Exchange effect	18,167	6,851	9,741	34,759

Balance as of January 2, 2021	$1,228,436	$255,798	$450,027	$1,934,261

Intangible assets consist of the following (in thousands):

	January 2, 2021			December 28, 2019
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	8.5	$735,264	$(347,029)	9.2	$717,397	$(283,846)
Backlog	0.3	34,729	(31,924)	1.3	29,426	(28,283)
Developed technology	10.0	56,931	(24,394)	5.2	32,999	(21,378)
		$826,924	$(403,347)		$779,822	$(333,507)
Indefinite-lived assets:
Trademarks and tradenames		$1,026,804			$997,066

The company completed its annual impairment for other intangibles as of September 27, 2020. We identified indicators of impairment associated with certain tradenames within all three of our business segments based on the qualitative assessment, which required the completion of a quantitative impairment assessment. The primary indicators of impairment were lower than expected revenue performance in the current year, forecasted revenues for future periods and market conditions. Based on the results of the quantitative assessment, the company recorded impairment charges of $11.6 million associated with several tradenames, none of which were individually material. The company recorded charges of $5.3 million associated with trademarks within the Commercial Foodservice Equipment Group, $5.4 million for the Food Processing Equipment Group and $0.9 million for the Residential Kitchen Equipment Group. The gross value of the trademarks tested was approximately $90.0 million and the fair values of the other trademarks tested with no impairment per the analyses, exceeded their carrying values by more than 20%.

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

The company continues to monitor the global outbreak of the COVID-19 pandemic to assess the outlook for demand of its products and the impact on its business and financial performance. The potential impact of the COVID-19 pandemic on demand, production levels, and operating results in the short-term is uncertain, but the company remains committed to the strategic actions necessary to realize long-term revenue and cash flow growth. The potential negative demand effect on revenues is also uncertain given the volatile environment, but demand and production levels are anticipated to continue to recover.

The aggregate intangible amortization expense was $69.0 million, $64.0 million and $60.0 million in 2020, 2019 and 2018, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

2021	$68,413
2022	62,050
2023	56,058
2024	44,587
2025	38,226
2026 and thereafter	154,243
$423,577

 (g)    Accrued Expenses

Accrued expenses consist of the following at January 2, 2021 and December 28, 2019, respectively (in thousands):

	2020	2019
Accrued payroll and related expenses	$93,926	$80,621
Contract liabilities	93,871	74,511
Accrued warranty	69,667	66,374
Accrued customer rebates	43,703	51,709
Accrued short-term leases	22,493	21,827
Accrued liabilities held for sale	22,313	—
Accrued sales and other tax	22,030	19,862
Accrued interest rate swaps	14,075	—
Accrued product liability and workers compensation	12,909	15,164
Accrued professional fees	12,133	13,368
Accrued agent commission	11,105	13,816
Accrued restructuring	2,686	1,121
Other accrued expenses	73,630	58,177

	$494,541	$416,550

(h)Litigation Matters

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

During 2019, we reached a settlement with respect to a lawsuit filed by the company arising from a prior acquisition included our Residential Kitchen Equipment Segment. The gain associated with this settlement, which is net of the release of funds in escrow, is reflected in the consolidated statement of earnings.

(i)Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income (loss) as reported in the consolidated balance sheets (in thousands):

	2020	2019
Unrecognized pension benefit costs, net of tax of $(89,059) and $(48,633)	$(400,919)	$(228,336)
Unrealized gain on interest rate swap, net of tax of $(13,120) and $(5,973)	(37,548)	(16,892)
Currency translation adjustments	(49,961)	(105,705)

	$(488,428)	$(350,933)

Changes in accumulated other comprehensive income (loss) (1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of December 29, 2018	$(112,771)	$(170,938)	$7,233	$(276,476)
Adoption of ASU 2017-12 (2)	—	—	11	11
Other comprehensive income before reclassification	7,066	(59,238)	(22,880)	(75,052)
Amounts reclassified from accumulated other comprehensive income	—	1,840	(1,256)	584
Net current-period other comprehensive income	$7,066	$(57,398)	$(24,125)	$(74,457)
Balance as of December 28, 2019	$(105,705)	$(228,336)	$(16,892)	$(350,933)
Other comprehensive income before reclassification	55,744	(174,826)	(36,170)	(155,252)
Amounts reclassified from accumulated other comprehensive income	—	2,243	15,514	17,757
Net current-period other comprehensive income	$55,744	$(172,583)	$(20,656)	$(137,495)
Balance as of January 2, 2021	$(49,961)	$(400,919)	$(37,548)	$(488,428)
    (1) As of January 2, 2021 pension and interest rate swap amounts are net of tax of $(89.1) million and $(13.1) million, respectively. During the twelve months ended January 2, 2021, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $(40.4) million and $(7.1) million, respectively.
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

The company’s financial assets and liabilities that are measured at fair value are categorized using the fair value hierarchy at January 2, 2021 and December 28, 2019 are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of January 2, 2021
Financial Liabilities:
Interest rate swaps	$—	$51,093	$—	$51,093
Contingent consideration	$—	$—	$25,558	$25,558
Foreign exchange derivative contracts	$—	$2,191	$—	$2,191

As of December 28, 2019
Financial Assets:
Interest rate swaps	$—	$1,830	$—	$1,830

Financial Liabilities:
Interest rate swaps	$—	$25,120	$—	$25,120
Contingent consideration	$—	$—	$6,697	$6,697
Foreign exchange derivative contracts	$—	$901	$—	$901

The contingent consideration, as of January 2, 2021 and December 28, 2019, relates to the earnout provisions recorded in conjunction with various purchase agreements.

The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings, as defined in the respective purchase agreements. On a quarterly basis, the company assesses the projected results for each of the acquisitions in comparison to the earnout targets and adjusts the liability accordingly. During fiscal 2020 the increase in contingent consideration was associated with 2020 acquisitions and there were no material performance assumption adjustments.

(k)Foreign Currency

The income statements of the company’s foreign operations are translated at the monthly average rates. Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur. These transactions amounted to a loss of $2.9 million, gain of $0.9 million and a loss of $2.6 million in 2020, 2019 and 2018, respectively, and are included in other expense on the statements of earnings.

(l)Shipping and Handling Costs

Fees billed to the customer for shipping and handling are classified as a component of net revenues. Shipping and handling costs are included in cost of products sold.

(m)Warranty Costs

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

A rollforward of the warranty reserve for the fiscal years 2020 and 2019 are as follows (in thousands):

	2020	2019
Beginning balance	$66,374	$59,451
Warranty reserve related to acquisitions	1,485	7,353
Warranty expense	58,047	68,842
Warranty claims paid	(56,239)	(69,272)
Ending balance	$69,667	$66,374

(n)Research and Development Costs

Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $35.3 million, $41.2 million and $35.3 million in fiscal 2020, 2019 and 2018, respectively.

(o)Non-Cash Share-Based Compensation

The company estimates the fair value of restricted share grants and stock options at the time of grant and recognizes compensation costs over the vesting period of the awards and options. Non-cash share-based compensation expense of $19.6 million, $8.1 million and $2.5 million was recognized for fiscal 2020, 2019 and 2018, respectively, associated with restricted share grants. The company recorded a related tax benefit of $2.7 million, $0.5 million and less than $0.1 million in fiscal 2020, 2019 and 2018, respectively.

As of January 2, 2021, there was $44.3 million of total unrecognized compensation cost related to nonvested restricted share grant compensation arrangements, if all performance conditions are fully achieved. The remaining weighted average life is 1.24 years.

Share grant awards not subject to market conditions for vesting are valued at the closing share price of the company’s stock as of the date of the grant. The company issued 389,993 and 537,059 restricted share grant awards in 2020 and 2019, respectively, with a fair value of $22.5 million and $60.8 million, respectively. Share grant awards issued in 2020 and 2019 are generally performance based and were not subject to market conditions. The weighted average fair value of $57.74 and $113.26 per share for the awards for 2020 and 2019, respectively, represent the closing share price of the company’s stock as of the date of grant.

On December 31, 2020, the company issued restricted stock units, which entitle the holder to shares of common stock subject to time vesting and the achievement of certain market and performance goals. Compensation expense is recognized over the performance measurement period of the units in accordance with ASC 718 Stock Compensation for awards with market and performance vesting conditions. The fair value of restricted stock units granted during 2020 was $135.31 and no restricted stock units have vested.

As of January 2, 2021, there was $10.7 million of total unrecognized compensation cost related to nonvested restricted stock unit compensation arrangements, if all performance conditions are fully achieved. The remaining weighted average life is 2.18 years.

(p)Earnings Per Share

“Basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding and other dilutive securities.

The company’s potentially dilutive securities consist of shares issuable on exercise of outstanding options and vesting of restricted stock grants computed using the treasury method and amounted to 43,000, 9,000, and 28,000 for fiscal 2020, 2019 and 2018, respectively. During fiscal 2020, the average market price of the company's common stock has not exceeded the exercise price of the Convertible Notes and there have been no conversions to date, and as a result there is no impact to the diluted earnings per share. See Note 5, Financing Arrangements, in these Notes to the Consolidated Financial Statements for further details on the Convertible Notes. There were no anti-dilutive equity awards excluded from common stock equivalents for 2020, 2019 or 2018.

(q)Consolidated Statements of Cash Flows

Cash paid for interest was $65.6 million, $80.9 million and $55.3 million in fiscal 2020, 2019 and 2018, respectively. Cash payments totaling $41.2 million, $91.5 million, and $79.0 million were made for income taxes during fiscal 2020, 2019 and 2018, respectively.

(r)New Accounting Pronouncements
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
In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)". The amendments in ASU-14 remove, modify and add various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. The company adopted this guidance on December 29, 2019 on a retrospective basis for all periods presented. The adoption of this guidance did not have an impact on the company's Consolidated Financial Statements.
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

Accounting Pronouncements - To be adopted
In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)", which removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This guidance is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2020 with early adoption permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings in the period of adoption. The company intends to adopt this guidance on January 3, 2021, and does not expect a material impact on the company's Consolidated Financial Statements upon adoption.
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting". Subject to meeting certain criteria, ASU 2020-04 provides optional expedients and exceptions to applying contract modification accounting under existing generally accepted accounting principles, for contracts that are modified to address the expected phase out of the London Inter-bank Offered Rate (“LIBOR”) by the end of 2021. Some of the Company’s contracts with respect to its borrowings and interest rate swap contracts already contain comparable alternative reference rates that would automatically take effect upon the phasing out of LIBOR, while for others, the company anticipates negotiating comparable replacement rates with its counterparties.  In January 2021, the FASB issued ASU 2021-01 to provide supplemental guidance and to further clarify the scope. This guidance is effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The company is currently evaluating the impacts the adoption of this guidance will have on its Consolidated Financial Statements.
In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. This guidance is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2021 with early adoption permitted. The amendments are required to be adopted on either a modified retrospective method or a fully retrospective method. Upon adoption, the Company expects a decrease to additional paid in capital, an increase in the carrying value of the Convertible Notes and an increase to retained earnings. After adoption, the Company expects a reduction in its reported interest expense. The company is anticipating early adoption and will continue to evaluate the impact this guidance will have on its Consolidated Financial Statements.

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Twelve Months Ended January 2, 2021
United States and Canada	$1,067,872	$311,042	$373,864	$1,752,778
Asia	155,742	26,778	6,711	189,231
Europe and Middle East	246,845	78,690	182,919	508,454
Latin America	39,820	20,762	2,212	62,794
Total	$1,510,279	$437,272	$565,706	$2,513,257

Twelve Months Ended December 28, 2019
United States and Canada	$1,334,776	$246,572	$362,753	$1,944,101
Asia	221,422	31,250	5,760	258,432
Europe and Middle East	349,613	98,814	198,672	647,099
Latin America	78,534	24,315	6,965	109,814
Total	$1,984,345	$400,951	$574,150	$2,959,446

Twelve Months Ended December 29, 2018
United States and Canada	$1,176,006	$263,743	$366,679	$1,806,428
Asia	180,409	36,578	7,155	224,142
Europe and Middle East	315,935	64,666	221,126	601,727
Latin America	57,464	24,607	8,563	90,634
Total	$1,729,814	$389,594	$603,523	$2,722,931

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	January 2, 2021	December 28, 2019
Contract assets	$20,328	$22,675
Contract liabilities	$93,871	$74,511
Non-current contract liabilities	$13,523	$12,870

During the twelve months period ended January 2, 2021, the company reclassified $15.7 million to accounts receivable which was included in the contract asset balance at the beginning of the period. During the twelve months period ended January 2, 2021, the company recognized revenue of $67.4 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $87.2 million during the twelve months period ended January 2, 2021. Substantially all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during twelve months period ended January 2, 2021.

(5)     FINANCING ARRANGEMENTS

	2020	2019
	(in thousands)
Senior secured revolving credit line	$755,000	$1,869,402
Term loan facility	335,938	—
Convertible senior notes	632,847	—
Foreign loans	4,421	3,622
Other debt arrangement	1,390	116
Total debt	1,729,596	1,873,140
Less: Current maturities of long-term debt	22,944	2,894
Long-term debt	$1,706,652	$1,870,246
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
On August 21, 2020, the company issued $747.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2025 in a private offering pursuant to an indenture, dated August 21, 2020 (the "Indenture"), between the company and U.S. Bank National Association, as trustee. The net proceeds from the sale of the Convertible Notes were approximately $729.9 million after deducting the initial purchasers' discounts and the offering expenses payable by the company. In connection with the pricing of the Convertible Notes, the company entered into privately negotiated Capped Call Transactions and the company used the net proceeds of the offering of the Convertible Notes to pay the aggregate amount of $104.7 million for them. The Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of the company's common stock that underlie the Convertible Notes.
The company used a portion of the net proceeds from the offering of the Convertible Notes to prepay $400.0 million aggregate principal amount of its term loan obligations owed under its Credit Facility, which was amended concurrently with the issuance of the Convertible Notes. The Credit Facility, as amended, is in an aggregate principal amount of $3.1 billion, consisting of (i) a $350 million term loan facility and (ii) a $2.75 billion multi-currency revolving credit facility. The maturity date remains unchanged at January 31, 2025. The company is using the remaining net proceeds for general corporate purposes, including the financing of its operations, the potential repayment of additional indebtedness and potential acquisitions and other strategic transactions.
Credit Facility
As of January 2, 2021, the company had $1.1 billion of borrowings outstanding under the Credit Facility, including $335.9 million outstanding under the term loan. The company also had $10.9 million in outstanding letters of credit as of January 2, 2021, which reduces the borrowing availability under the Credit Facility. Remaining borrowing capacity under this facility was $2.0 billion at January 2, 2021.

At January 2, 2021, borrowings under the Credit Facility accrued interest at a rate of 2.00% above LIBOR per annum or 1.00% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. As a result of the amendment, for the quarterly periods extending through the second fiscal quarter of 2021, borrowings under the Credit Facility will accrue interest at a minimum of 2.00% above LIBOR and the variable unused commitment fee will be at a minimum of 0.35%. The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 3.97% at the end of the period and the variable commitment fee was equal to 0.35% per annum as of January 2, 2021.
The term loan facility had an average interest rate per annum, inclusive of hedging instruments, of 3.25% as of January 2, 2021.
In addition, the company has international credit facilities to fund working capital needs outside the United States. At January 2, 2021, these foreign credit facilities amounted to $4.4 million in U.S. Dollars with a weighted average per annum interest rate of approximately 5.91%.
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

	Jan 2, 2021		Dec 28, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt excluding convertible senior notes	$1,096,749	$1,096,749	$1,873,140	$1,873,140
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At January 2, 2021, the company had outstanding floating-to-fixed interest rate swaps totaling $260.0 million notional amount carrying an average interest rate of 2.36% maturing in less than 12 months and $802.0 million notional amount carrying an average interest rate of 1.92% that mature in more than 12 months but less than 74 months.

The terms of the Credit Facility, as amended, limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00, (ii) a maximum Total Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 5.50 to 1.00, and (iii) a maximum Secured Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 3.50 to 1.00; which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. However; the maximum secured leverage ratio is permitted to be at higher amounts for periods extending through the second fiscal quarter of 2021, after which time covenants will revert to their original levels. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At January 2, 2021, the company was in compliance with all covenants pursuant to its borrowing agreements.
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

Convertible Notes
The following table summarizes the outstanding principal amount and carrying value of the Convertible Notes:

Jan 2, 2021
(in thousands)
Principal amounts:
Principal	$747,500
Unamortized debt discount	(114,653)
Net carrying amount	$632,847
The following table summarizes total interest expense recognized related to the Convertible Notes:

Twelve Months Ended
Jan 2, 2021
Contractual interest expense	$2,720
Interest cost related to amortization of the debt discount and issuance costs	7,971
Total interest expense	$10,691

The estimated fair value of the Convertible Notes was $910.1 million as of January 2, 2021 and was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 3 (j), Fair Value Measurements, in these Notes to the Consolidated Financial Statements included in this Part II, Item 8 of this Annual Report on Form 10-K. The if-converted value of the Convertible Notes exceeded their respective principal value by $1.7 million as of January 2, 2021.

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
In accounting for the issuance of the Convertible Notes, the company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the company's own stock, was determined by deducting the fair value of the liability component from the par value of the Convertible Notes. The difference between the principal amount of the Convertible Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheets and amortized to interest expense using the effective interest method over the term of the Convertible Notes. The effective interest rate of the Convertible Notes is 4.7%. The equity component of the Convertible Notes of approximately $105.0 million is included in the additional paid-in capital in the Consolidated Balance Sheets and is not remeasured as long as it continues to meet the conditions for equity classification. The company allocated transaction costs related to the Convertible Notes using the same proportions as the proceeds from the Convertible Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheets and amortized to interest expense over the term of the Convertible Notes, and transaction costs attributable to the equity component were netted with the equity component in stockholders' equity.

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

The Convertible Notes were not convertible during the twelve months period ended January 2, 2021 and none have been converted to date. Also given the average market price of the company's common stock has not exceeded the exercise price since inception, there is no impact to the diluted earnings per share.

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
The aggregate amount of debt payable during each of the next five years is as follows (in thousands):

2021	$22,944
2022	19,261
2023	19,056
2024	19,069
2025 and thereafter	1,649,266

$1,729,596

(6)    COMMON AND PREFERRED STOCK

(a)    Shares Authorized

At January 2, 2021 and December 28, 2019, the company had 95,000,000 authorized shares of common stock and 2,000,000 authorized shares of non-voting preferred stock.

(b)    Treasury Stock

In November 2017, the company's Board of Directors approved a stock repurchase program authorizing the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. During 2020, the company repurchased 896,965 shares of its common stock under the program for $69.7 million, including applicable commissions, which represented an average price of $77.70. As of January 2, 2021, 1,023,165 shares had been purchased under the 2017 stock repurchase program and 1,476,835 remain authorized for repurchase.

The company also treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During 2020, the company repurchased 176,242 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $16.2 million.

(c)    Share-Based Awards

The company maintains several stock incentive plans under which the company's Board of Directors issues restricted share grants to key employees. Restricted share grants issued to employees are transferable upon certain vesting requirements being met. The 2011 Stock Incentive Plan (the "2011 Plan") was adopted on April 1, 2011, under which the company's Board of Directors issues stock grants to key employees. On July 11, 2017 the company increased the maximum amount of shares reserved for issuance under the 2011 Plan by 1,000,000. A maximum amount of 2,650,000 shares can be issued under the 2011 Plan. Stock grants issued to employees are transferable upon certain vesting requirements. As of January 2, 2021, a total of 2,137,168 share-based awards have been issued under the 2011 Plan. This includes 2,042,168 restricted share grants, of which 433,065 remain outstanding and unvested. For fiscal year ended January 2, 2021, the approximate fair value of restricted shares vested were $44.8 million. This also includes 95,000 restricted stock units, of which 95,000 remain unvested. For fiscal year ended January 2, 2021, no restricted stock units have vested.

A summary of the company’s nonvested restricted share grant activity and their corresponding fair value on the date of grant for fiscal years ended January 2, 2021 and December 28, 2019 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at December 29, 2018	125,842	$103.29

Granted	537,059	113.26
Vested	(135,816)	105.81
Forfeited	—	—

Nonvested shares at December 28, 2019	527,085	$112.60

Granted	389,993	57.74
Vested	(476,261)	68.54
Forfeited	(7,752)	66.01

Nonvested shares at January 2, 2021	433,065	$112.54

A summary of the company’s nonvested restricted stock unit activity and their corresponding fair value (based upon the Monte Carlo Methodology) on the date of grant for fiscal years ended January 2, 2021 is as follows:

	Units	Weighted Average Grant-Date Fair Value
Nonvested shares at December 28, 2019	—	$—

Granted	95,000	135.31
Vested	—	—
Forfeited	—	—

Nonvested shares at January 2, 2021	95,000	$135.31

(7)     INCOME TAXES

Earnings before taxes is summarized as follows (in thousands):

	2020	2019	2018
Domestic	$178,813	$336,688	$328,870
Foreign	89,244	125,931	94,643
Total	$268,057	$462,619	$423,513

The provision for income taxes is summarized as follows (in thousands):

	2020	2019	2018
Federal	$36,908	$69,074	$66,359
State and local	8,815	16,203	16,035
Foreign	15,040	25,102	23,967
Total	$60,763	$110,379	$106,361

Current	$44,342	$88,167	$85,872
Deferred	16,421	22,212	20,489
Total	$60,763	$110,379	$106,361

Reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate are as follows:

	2020	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%	21.0%

State taxes, net of federal benefit	3.2	3.2	3.0
Permanent differences	(0.4)	0.6	0.2
Foreign income tax rate at rates other than U.S. statutory	0.5	0.2	1.3
Deferred tax changes	(0.7)	—	0.2
Tax Cuts and Jobs Act of 2017 transition tax	—	—	(0.1)
Change in valuation allowances (1)	(0.1)	0.1	(0.5)
Tax on unremitted earnings	1.2	0.3	—
Other	(2.0)	(1.5)	—
Consolidated effective tax	22.7%	23.9%	25.1%
(1) Net of changes in related tax attributes.

The company’s effective tax rate for 2020 was 22.7% as compared to 23.9% in 2019. The effective tax rate for 2020 reflects favorable tax adjustments for deferred tax rate changes and adjustments for the finalization of 2019 tax returns. The effective tax rate is higher than the federal tax rate of 21.0% primarily due to state taxes and foreign tax rate differentials.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in response to the coronavirus ("COVID-19") pandemic. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the company’s Consolidated Financial Statements for the year ended January 2, 2021. On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was enacted in further response to the COVID-19 pandemic, in combination with omnibus spending for the 2021 federal fiscal year. The CAA extended many of the provisions enacted by the CARES Act, the extension of which likewise did not have a material impact on the company’s Consolidated Financial Statements for the year ended January 2, 2021.

At January 2, 2021 and December 28, 2019, the company had recorded the following deferred tax assets and liabilities (in thousands):

	2020	2019
Deferred tax assets:
Compensation related	$12,328	$4,744
Pension and post-retirement benefits	88,709	48,716
Inventory reserves	14,732	15,166
Accrued liabilities and reserves	22,049	17,321
Warranty reserves	17,890	16,550
Operating lease liability	16,180	17,521
Interest rate swaps	12,997	6,075
Net operating loss carryforwards	20,747	17,873
Other	17,187	16,504
Gross deferred tax assets	222,819	160,470
Valuation allowance	(11,731)	(7,754)
Deferred tax assets	$211,088	$152,716

Deferred tax liabilities:
Intangible assets	$(226,598)	$(203,721)
Depreciable assets	(26,916)	(18,020)
Operating lease right-of-use assets	(15,921)	(17,542)
Other	(12,825)	(10,001)

Deferred tax liabilities	$(282,260)	$(249,284)

Net deferred tax assets (liabilities)	$(71,172)	$(96,568)

Long-term deferred asset	76,052	36,932
Long-term deferred liability	(147,224)	(133,500)
Net deferred tax assets (liabilities)	$(71,172)	$(96,568)

The company has recorded tax reserves on undistributed foreign earnings not permanently reinvested of $7.5 million and $5.6 million at January 2, 2021 and December 28, 2019, respectively. No further provisions were made for income taxes that may result from future remittances of undistributed earnings of foreign subsidiaries that are determined to be permanently reinvested, which were $433.0 million on January 2, 2021. Determination of the total amount of unrecognized deferred income taxes on undistributed earnings net of foreign subsidiaries is not practicable.

The company has a deferred tax asset on net operating loss carryforwards totaling $20.7 million as of January 2, 2021. These net operating losses are available to reduce future taxable earnings of certain domestic and foreign subsidiaries. United States federal loss carryforwards total $15.7 million of which $10.0 million will expire through 2036 and $5.7 million have no expiration date. State loss carryforwards total $102.4 million and expire through 2040 and international loss carryforwards total $56.5 million and expire through 2038; however, some have no expiration date. Of these carryforwards, $11.4 million are subject to full valuation allowance.

As of January 2, 2021, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $30.3 million (of which $30.2 million would impact the effective tax rate if recognized) plus approximately $6.3 million of accrued interest and $7.0 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Interest recognized in fiscal years 2020, 2019 and 2018 was $0.8 million, $0.4 million and $0.6 million, respectively. Penalties recognized in fiscal years 2020, 2019 and 2018 was $(0.2) million, $(0.9) million and $0.6 million, respectively.

Although the company believes its tax returns are correct, the final determination of tax examinations may be different than what was reported on the tax returns. In the opinion of management, adequate tax provisions have been made for the years subject to examination.

The following table summarizes the activity related to the unrecognized tax benefits for the fiscal years ended December 29, 2018, December 28, 2019 and January 2, 2021 (in thousands):

Balance at December 29, 2018	$31,912

Increases to current year tax positions	4,216
Increase to prior year tax positions	254
Lapse of statute of limitations	(4,823)

Balance at December 28, 2019	$31,559

Increases to current year tax positions	3,657
Increase to prior year tax positions	183
Settlements and other adjustments	(586)
Lapse of statute of limitations	(4,484)

Balance at January 2, 2021	$30,329

It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that $4.4 million of its remaining unrecognized tax benefits may be recognized by the end of 2021 as a result of settlements with taxing authorities or lapses of statutes of limitations.
In the normal course of business, income tax authorities in various income tax jurisdictions both in the United States and internationally conduct routine audits of our income tax returns filed in prior years. These audits are generally designed to determine if individual income tax authorities are in agreement with our interpretations of complex tax regulations regarding the allocation of income to the various income tax jurisdictions. Income tax years are open from 2017 through the current year for the United States federal jurisdiction. Income tax years open for our other major jurisdictions range from 2014 through the current year.

(8)     FINANCIAL INSTRUMENTS

Derivatives are measured at fair value and recognized as either assets or liabilities. Derivatives that do not qualify as a hedge must be adjusted to fair value in earnings. If a derivative does qualify, changes in the fair value will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments or recognized in other accumulated comprehensive income until the hedged item is recognized in earnings.

(a)Foreign Exchange

The company periodically enters into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. The fair value of these forward contracts was an unrealized loss of $2.2 million at the end of the year.

(b)Interest Rate

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. The fair value of these instruments was a liability of $51.1 million and a liability of $23.3 million as of January 2, 2021 and December 28, 2019, respectively. The change in fair value of these swap agreements in 2020 was a loss of $20.7 million, net of taxes.

A summary of the company’s interest rate swaps is as follows (in thousands):

		Twelve Months Ended
	Location	Jan 2, 2021	Dec 28, 2019
Fair value	Other assets	$—	$1,830
Fair value	Accrued expenses	$14,075	$—
Fair value	Other non-current liabilities	$37,018	$25,120
Amount of gain/(loss) recognized in other comprehensive income	Other comprehensive income	$(43,317)	$(31,396)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(15,514)	$1,256

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

(9)    LEASE COMMITMENTS
Accounting Policy

At the commencement date of a lease, the company recognizes a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term, including variable fees that are known or subject to a minimum floor. The lease liability includes lease component fees, while non-lease component fees are expensed as incurred for all asset classes. The company's lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. When a contract excludes an implicit rate, the company utilizes an incremental borrowing rate based on information available at the lease commencement date including lease term and geographic region. The initial valuation of the right-of-use (“ROU”) asset includes the initial measurement of the lease liability, lease payments made in advance of the lease commencement date and initial direct costs incurred by the Company and excludes lease incentives. Operating lease ROU assets are included in other assets and operating lease liabilities are included accrued expenses and other non-current liabilities.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recorded on the Consolidated Balance Sheets. The lease expense for short-term leases is recognized on a straight-line basis over the lease term.
Leases
The company leases warehouse space, office facilities and equipment under operating leases. The company has operating lease costs of $31.2 million, $31.0 million and $30.2 million in fiscal 2020, 2019 and 2018 respectively, including short-term lease expense and variable lease costs, which were immaterial in the year.

Leases (in thousands)	January 2, 2021	December 28, 2019
Operating lease right-of-use assets	$97,193	$96,655

Operating Lease Liability:
Current	22,493	21,827
Non-current	76,529	75,018
Total Liability	$99,022	$96,845

Total Lease Commitments (in thousands)	Operating Leases
2021	$24,675
2022	21,230
2023	16,650
2024	13,214
2025	9,315
2026 and thereafter	23,446
Total future lease commitments	108,530
Less imputed interest	9,508
Total	$99,022

Other Lease Information (in thousands, except lease term and discount rate)	Twelve Months Ended January 2, 2021	Twelve Months Ended December 28, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$26,024	$24,794

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	25,433	25,306

	January 2, 2021	December 28, 2019

Weighted-average remaining lease terms leases - Operating	6.0 years	6.3 years

Weighted-average discount rate - Operating	3.0%	3.4%

(10)    SEGMENT INFORMATION

The company operates in three reportable operating segments defined by management reporting structure and operating activities.

The Commercial Foodservice Equipment Group manufactures, sells, and distributes foodservice equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in Arkansas, California, Colorado, Florida, Illinois, Michigan, New Hampshire, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Texas, Vermont, Washington, Australia, Canada, China, Denmark, Estonia, Italy, Mexico, the Philippines, Poland, Spain, Sweden and the United Kingdom. Principal product lines of this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, food warming equipment, catering equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, griddles, charcoal grills, professional mixers, stainless steel fabrication, custom millwork, professional refrigerators, blast chillers, coldrooms, ice machines, freezers, soft serve ice cream equipment, coffee and beverage dispensing equipment, home and professional craft brewing equipment, fry dispensers, bottle filling and canning equipment, and IoT solutions. These products are sold and marketed under the brand names: Anets, APW Wyott, Bakers Pride, Beech, BKI, Blodgett, Blodgett Combi, Bloomfield, Britannia, Carter-Hoffmann, Celfrost, Concordia, CookTek, Crown, CTX, Desmon, Deutsche Beverage, Doyon, Eswood, EVO, Firex, Follett, Frifri, Giga, Globe, Goldstein, Holman, Houno, IMC, Induc, Ink Kegs, Inline Filling Systems, Jade, JoeTap, Josper, L2F, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Meheen, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, QualServ, RAM, Southbend, Ss Brewtech, Star, Starline, Sveba Dahlen, Synesso, Tank, Taylor, Thor, Toastmaster, TurboChef, Ultrafryer, Varimixer, Wells, Wild Goose and Wunder-Bar.

The Food Processing Equipment Group manufactures preparation, cooking, packaging food handling and food safety equipment for the food processing industry. This business segment has manufacturing operations in Georgia, Illinois, Iowa, North Carolina, Oklahoma, Pennsylvania, Texas, Virginia, Washington, Wisconsin, Denmark, France, Germany, India, Italy, and the United Kingdom. Principal product lines of this group include batch ovens, baking ovens, proofing ovens, conveyor belt ovens, continuous processing ovens, frying systems and automated thermal processing systems, grinders, slicers, reduction and emulsion systems, mixers, blenders, formers, battering equipment, breading equipment, seeding equipment, water cutting systems, food presses, food suspension equipment, filling and depositing solutions, forming equipment, automated loading and unloading systems, food safety, food handling, freezing, defrosting and packaging equipment. These products are sold and marketed under the brand names: Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Cozzini, CV-Tek, Danfotech, Deutsche Process, Drake, Glimek, Hinds-Bock, Maurer-Atmos, MP Equipment, Pacproinc, RapidPak, Scanico, Spooner Vicars, Stewart Systems, Thurne and Ve.Ma.C.

The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. This business segment has manufacturing facilities in California, Michigan, Mississippi, Wisconsin, France and the United Kingdom. Principal product lines of this group are ranges, cookers, stoves, cooktops, microwaves, ovens, refrigerators, dishwashers, undercounter refrigeration, wine cellars, ice machines, ventilation equipment and outdoor equipment. These products are sold and marketed under the brand names: AGA, AGA Cookshop, Brava, EVO, La Cornue, Leisure Sinks, Lynx, Marvel, Mercury, Rangemaster, Rayburn, Redfyre, Sedona, Stanley, TurboChef, U-Line and Viking.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker evaluates individual segment performance based on operating income. Management believes that intersegment sales are made at established arm's length transfer prices.

The following table summarizes the results of operations for the company’s business segments(1) (dollars in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
2020
Net sales	$1,510,279	$437,272	$565,706	$—	$2,513,257
Operating income (3,4)	239,625	78,008	67,046	(60,248)	324,431
Depreciation expense	21,768	5,507	11,691	120	39,086
Amortization expense (5)	51,985	7,319	9,657	2,485	71,446
Net capital expenditures	25,463	3,427	4,801	1,158	34,849
Total assets	3,249,441	617,171	1,221,229	114,633	5,202,474
Long-lived assets (6)	279,481	55,069	192,940	19,849	547,339

2019
Net sales	$1,984,345	$400,951	$574,150	$—	$2,959,446
Operating income (3,4)	429,946	68,935	89,312	(74,150)	514,043
Depreciation expense	21,054	4,944	11,742	112	37,852
Amortization expense (5)	45,906	8,162	9,896	1,612	65,576
Net capital expenditures	29,353	6,683	9,168	1,405	46,609
Total assets	3,188,304	621,619	1,157,211	35,009	5,002,143
Long-lived assets (6)	261,466	57,403	176,834	4,116	499,819

2018
Net sales	$1,729,814	$389,594	$603,523	$—	$2,722,931
Operating income (3)	393,380	62,435	53,959	(63,808)	445,966
Depreciation expense	17,374	5,207	12,838	363	35,782
Amortization expense (5)	35,224	7,527	17,226	1,479	61,456
Net capital expenditures	17,444	7,373	11,721	(498)	36,040
Total assets	2,906,373	513,189	1,089,103	41,116	4,549,781
Long-lived assets (6)	181,636	33,127	146,897	22,328	383,988

(1)Non-operating expenses are not allocated to the reportable segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)Includes corporate and other general company assets and operations.
(3)Restructuring expenses and impairments are included in operating income of the segment to which they pertain. See note 3(f) and 13 for further details.
(4)Gain on litigation settlement is included in Residential Kitchen and gain on sale of plant is included in Commercial Foodservice.
(5)Includes amortization of deferred financing costs.
(6)Long-lived assets consist of property, plant and equipment, long-term deferred tax assets and other assets.

Geographic Information

Long-lived assets, not including goodwill and other intangibles (in thousands):

	2020	2019	2018
United States and Canada	$331,688	$305,207	$262,482

Asia	28,018	22,312	12,136
Europe and Middle East	181,242	165,781	108,001
Latin America	6,391	6,519	1,369
Total International	215,651	194,612	121,506

	$547,339	$499,819	$383,988
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

The company maintains several pension plans related to AGA and its subsidiaries (collectively, the "AGA Group"), the most significant being the Aga Rangemaster Group Pension Scheme in the United Kingdom.  Membership in the plan on a defined benefit basis of pension provision was closed to new entrants in 2001.  The plan became open to new entrants on a defined contribution basis of pension provision in 2002, but was generally closed to new entrants on this basis during 2014. In December 2020, it was agreed that the Group Pension Scheme will be closed to future pension accruals effective April 5, 2021 and as a result, a curtailment loss has been recognized in fiscal 2020.

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

	Fiscal 2020		Fiscal 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net Periodic Pension Cost (Benefit):
Service cost	$—	$2,581	$—	$2,457
Interest cost	1,043	25,966	1,253	33,490
Expected return on assets	(999)	(72,795)	(868)	(67,542)
Amortization of net loss	763	3,449	664	721
Amortization of prior service cost	—	2,577	—	2,560
Curtailment loss	—	14,682	—	865
	$807	$(23,540)	$1,049	$(27,449)

Change in Benefit Obligation:
Benefit obligation – beginning of year	$35,395	$1,501,616	$31,559	$1,377,575
Service cost	—	2,581	—	2,457
Prior service cost	—	2,309	—	—
Interest on benefit obligations	1,043	25,966	1,253	33,490
Member contributions	—	312	—	313
Actuarial loss	4,146	186,945	4,173	102,377
Net benefit payments	(1,687)	(62,878)	(1,590)	(62,355)
Curtailment loss	—	14,682	—	865
Exchange effect	—	73,041	—	46,894
Benefit obligation – end of year	$38,897	$1,744,574	$35,395	$1,501,616

Change in Plan Assets:
Plan assets at fair value – beginning of year	$16,744	$1,231,181	$14,634	$1,141,381
Company contributions	1,587	5,745	1,191	5,934
Investment gain	811	69,824	2,509	107,368
Member contributions	—	312	—	313
Benefit payments and plan expenses	(1,687)	(62,878)	(1,590)	(62,355)
Exchange effect	—	52,332	—	38,540
Plan assets at fair value – end of year	$17,455	$1,296,516	$16,744	$1,231,181

Funded Status:
Unfunded benefit obligation	$(21,442)	$(448,058)	$(18,651)	$(270,435)

Amounts recognized in balance sheet at year end:
Accrued pension benefits	$(21,442)	$(448,058)	$(18,651)	$(270,435)

	Fiscal 2020		Fiscal 2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Pre-tax components in accumulated other comprehensive income at period end:
Net actuarial loss	$10,424	$479,554	$6,853	$270,116

Pre-tax components recognized in other comprehensive income for the period:
Current year actuarial loss	$4,334	$211,494	$2,532	$69,228
Actuarial loss recognized	(763)	(3,841)	(664)	(798)
Prior service cost	—	3,335	—	—
Prior service cost recognized	—	(1,550)	—	(986)
Total amount recognized	$3,571	$209,438	$1,868	$67,444

Accumulated Benefit Obligation	$38,897	$1,744,536	$35,395	$1,501,589

Salary growth rate	n/a	0.8%	n/a	0.8%
Assumed discount rate	2.2%	1.2%	3.0%	2.0%
Expected return on assets	6.0%	6.2%	6.0%	6.2%

The company has engaged non-affiliated third party professional investment advisors to assist the company in developing its investment policy and establishing asset allocations. The company's overall investment objective is to provide a return, that along with company contributions, is expected to meet future benefit payments. Investment policy is established in consideration of anticipated future timing of benefit payments under the plans. The anticipated duration of the investment and the potential for investment losses during that period are carefully weighed against the potential for appreciation when making investment decisions. The company routinely monitors the performance of investments made under the plans and reviews investment policy in consideration of changes made to the plans or expected changes in the timing of future benefit payments.

The assets of the plans were invested in the following classes of securities (none of which were securities of the company):

U.S. Plans:

	Target Allocation	Percentage of Plan Assets
		2020	2019
Equity	48%	48%	51%
Fixed income	40	39	37
Money market	4	3	2
Other (real estate investment trusts & commodities contracts)	8	10	10
	100%	100%	100%

Non-U.S. Plans:

	Target Allocation	Percentage of Plan Assets
		2020	2019
Equity	17%	12%	22%
Fixed income	38	57	39
Alternatives/Other	32	15	22
Real Estate	13	13	13
Cash and cash equivalents	—	3	4
	100%	100%	100%

In accordance with ASC 820 Fair Value Measurements and Disclosures, the company has measured its defined benefit pension plans at fair value. In accordance with ASU 2015-04, "Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets", the company has elected to measure the pension plan assets and obligations as of the calendar month end closest to the fiscal year end. The following tables summarize the basis used to measure the pension plans’ assets at fair value as of January 2, 2021and December 28, 2019 (in thousands):

U.S. Plans:

	Fiscal 2020			Fiscal 2019
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Net Asset Value	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Net Asset Value

Short Term Investment Fund (a)	$533	$—	$533	$347	$—	$347

Equity Securities:
Large Cap	3,443	3,443	—	3,957	3,957	—
Mid Cap	407	407	—	417	417	—
Small Cap	489	489	—	418	418	—
International	4,198	4,198	—	3,657	3,657	—

Fixed Income:
Government/Corporate	5,517	5,517	—	4,992	4,992	—
High Yield	1,211	1,211	—	1,260	1,260	—

Alternative:
Global Real Estate Investment Trust	1,063	1,063	—	1,358	1,358	—
Commodities Contracts	594	594	—	338	338	—

Total	$17,455	$16,922	$533	$16,744	$16,397	$347

(a)Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

Non-U.S. Plans:

	Fiscal 2020
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value

Cash and cash equivalents	$36,537	$9,653	$832	$—	$26,052

Equity Securities:
UK	8,615	1,747	—	—	6,868
International:
Developed	110,718	3,076	—	—	107,642
Emerging	34,417	418	—	—	33,999
Unquoted/Private Equity	1,792	1	—	—	1,791

Fixed Income:
Government/Corporate:
UK	264,703	16,330	—	—	248,373
International	141,030	—	—	—	141,030
Index Linked	330,360	2,945	—	—	327,415
Other	8,296	—	—	—	8,296
Convertible Bonds	214	—	—	—	214

Real Estate:
Direct	156,588	—	156,588	—	—
Indirect	9,283	52	4,485	—	4,746

Hedge Fund Strategy:
Equity Long/Short	44,097	—	—	—	44,097
Arbitrage & Event	16,594	—	—	—	16,594
Directional Trading & Fixed Income	9,721	—	—	—	9,721
Cash & Other	196,952	—	—	—	196,952
Direct Sourcing	2,397	—	—	—	2,397

Leveraged Loans	28,720	—	—	—	28,720

Alternative/Other	(104,518)	5	—	—	(104,523)

Total	$1,296,516	$34,227	$161,905	$—	$1,100,384

	Fiscal 2019
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value

Cash and cash equivalents	$44,748	$18,142	$2,874	$—	$23,732

Equity Securities:
UK	101,922	88,830	—	—	13,092
International:
Developed	165,709	13,170	—	—	152,539
Emerging	11,653	650	—	—	11,003
Unquoted/Private Equity	123	—	—	—	123

Fixed Income:
Government/Corporate:
UK	189,513	14,245	2,867	—	172,401
International	86,208	—	—	—	86,208
Index Linked	189,463	2,085	—	—	187,378
Other	6,367	—	—	—	6,367
Convertible Bonds	177	—	—	—	177

Real Estate:
Direct	154,494	—	154,494	—	—
Indirect	8,155	137	7,603	—	415

Hedge Fund Strategy:
Equity Long/Short	21,683	—	—	—	21,683
Arbitrage & Event	29,284	—	—	—	29,284
Directional Trading & Fixed Income	9,361	—	—	—	9,361
Cash & Other	163,058	—	—	—	163,058
Direct Sourcing	2,269	—	—	—	2,269

Leveraged Loans	21,635	—	—	—	21,635

Alternative/Other	25,359	1	—	—	25,358

Total	$1,231,181	$137,260	$167,838	$—	$926,083

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

Estimated future benefit payments under the plans are as follows (dollars in thousands):

	U.S. Plans	Non-U.S. Plans
2021	$1,794	$64,476
2022	1,789	64,905
2023	1,792	65,805
2024	1,807	65,551
2025 through 2030	11,446	402,537

Expected contributions to the U.S. Plans and Non-U.S. Plans to be made in 2021 are $0.6 million and $4.7 million, respectively.

(b)Defined Contribution Plans

As of January 2, 2021, the company maintained two separate defined contribution 401(k) savings plans covering all employees in the United States. These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States. The company also maintained defined contribution plans for its UK based employees.

(12)         QUARTERLY DATA (UNAUDITED)

	1st	2nd	3rd	4th	Total Year
	(dollars in thousands, except per share data)
2020
Net sales	$677,459	$471,977	$634,525	$729,296	$2,513,257
Gross profit	250,190	153,126	222,749	255,983	882,048
Income from operations	105,414	39,118	86,672	93,227	324,431
Net earnings	$73,779	$21,162	$60,516	$51,837	$207,294

Basic earnings per share (1)	$1.33	$0.39	$1.10	$0.94	$3.76
Diluted earnings per share (1)	$1.33	$0.39	$1.10	$0.94	$3.76

2019
Net sales	$686,802	$761,004	$724,014	$787,626	$2,959,446
Gross profit	257,312	286,479	270,028	289,678	1,103,497
Income from operations	101,061	139,607	121,345	152,030	514,043
Net earnings	$69,013	$92,210	$82,020	$108,997	$352,240

Basic earnings per share (1)	$1.24	$1.66	$1.47	$1.96	$6.33
Diluted earnings per share (1)	$1.24	$1.66	$1.47	$1.96	$6.33

(1)Sum of quarters may not equal the total for the year due to changes in the number of shares outstanding during the year.

(13)    RESTRUCTURING AND ACQUISITION INTEGRATION INITIATIVES

Commercial Foodservice Equipment Group:
During the fiscal years 2020, 2019 and 2018, the company undertook cost reduction initiatives related to the Commercial Foodservice Equipment Group including headcount reductions and facility consolidations. These actions resulted in expenses of $10.1 million, $6.4 million and $3.5 million in the twelve months ended January 2, 2021, December 28, 2019 and December 29, 2018 respectively, primarily for severance related to headcount reductions and facility consolidations. These expenses are reflected in restructuring expenses in the Consolidated Statements of Earnings. The realization of cost savings from the restructuring initiatives began in 2020 with an expected annual savings of approximately $20.0 million. At January 2, 2021, the restructuring obligations accrued for these initiatives are immaterial and will be substantially complete by the end of fiscal year year 2021.
Residential Kitchen Equipment Group:
During the fiscal years 2020, 2019 and 2018, the company has completed various restructuring initiatives for the AGA Group, including headcount reductions and consolidation and disposition of certain facilities and business operations. During 2018, the company undertook restructuring efforts related to Grange, a non-core business within the AGA Group, and elected to cease its operations. During fiscal 2019 and 2020, the initiatives within the AGA Group were primarily related to headcount reductions. The company recorded expense of $1.6 million, $2.3 million and $15.1 million, respectively in the years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively.
Additionally within the Residential Kitchen Equipment Group, the company incurred restructuring costs, primarily for severance related to headcount reductions and facility consolidations. The company recorded expense of $0.2 million and $1.7 million, respectively in the years ended January 2, 2021 and December 28, 2019, respectively.
These expenses are reflected in restructuring expenses in the Consolidated Statements of Earnings and no material future expenses associated with these actions are anticipated. The restructuring obligations accrued for these initiatives are immaterial and will be substantially complete by the end of fiscal year 2021.
The costs and corresponding reserve balances for restructuring within the Residential Kitchen Equipment Group are summarized as follows (in thousands):

	Severance/Benefits	Facilities/Operations	Other	Total
Balance as of December 30, 2017	$3,698	$1,467	$157	$5,322
Expenses	6,367	3,771	5,001	15,139
Exchange Effect	(49)	(11)	23	(37)
Payments	(9,150)	(5,171)	(4,394)	(18,715)
Balance as of December 29, 2018	$866	$56	$787	$1,709
Expenses	3,766	684	(476)	3,974
Exchange Effect	24	(7)	(55)	(38)
Payments/Utilization	(3,990)	(632)	(256)	(4,878)
Balance as of December 28, 2019	$666	$101	$—	$767
Expenses	899	907	—	1,806
Exchange Effect	—	26	—	26
Payments/Utilization	(1,368)	(922)	—	(2,290)
Balance as of January 2, 2021	$197	$112	$—	$309

The restructuring expenses for the other segment of the company were not material during fiscal years 2020, 2019 and 2018.

In December 2020, the company recorded an impairment of approximately $2.9 million associated to reflect the fair market value of assets held for sale of a non-core business within the Residential Kitchen Equipment Group. This charge was reflected in impairments in the Consolidated Statements of Earnings. As a result approximately $17.4 million of current assets have been classified as held for sale, within prepaid expenses and other current assets and approximately $22.3 million of liabilities have been classified as held for sale within accrued expenses on the Consolidated Balance Sheets.

THE MIDDLEBY CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED JANUARY 2, 2021, DECEMBER 28, 2019
AND December 29, 2018
(amounts in thousands)

	Balance Beginning Of Period	Additions/ (Recoveries) Charged to Expense	Other Adjustments (1)	Write-Offs During the Period	Balance At End Of Period
Allowance for doubtful accounts; deducted from accounts receivable on the balance sheets-

2020	$14,886	$6,868	$1,239	$(3,768)	$19,225

2019	$13,608	$1,941	$2,009	$(2,672)	$14,886

2018	$13,182	$3,160	$1,121	$(3,855)	$13,608

(1) Amounts consist primarily of valuation allowances assumed from acquired companies.

	Balance Beginning Of Period	Additions/ (Recoveries) Charged to Expense	Write-Offs During the Period	Balance At End Of Period
Valuation allowance - Deferred tax assets

2020	$7,754	$3,977	$—	$11,731

2019	$26,023	$129	$(18,398)	$7,754

2018	$23,190	$2,833	$—	$26,023

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

The company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of January 2, 2021. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

Changes in Internal Control Over Financial Reporting

During the quarter ended January 2, 2021, there have been no changes in the company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

(i)pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our assessment of the internal control structure excluded RAM (acquired January 13, 2020), Deutsche (acquired March 2, 2020), Wild Goose (acquired December 8, 2020) and United Foodservice Equipment Zhuhai (acquired December 21, 2020).

These acquisitions constitute 0.0% and 2.7% of net and total assets, respectively, 0.6% of net sales and (3.1)% of net income of the consolidated financial statements of the Company as of and for the year ended January 2, 2021. These acquisitions are included in the consolidated financial statements of the company as of and for the year ended January 2, 2021. Under guidelines established by the Securities Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired companies.

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 2, 2021.

Ernst & Young LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company included in this report, has issued an attestation report on the effectiveness of the company's internal control over financial reporting as of January 2, 2021.

The Middleby Corporation
March 3, 2021

Item 9B. Other Information

On February 26, 2021, the company’s Board of Directors approved the Fourth Amended and Restated Bylaws (“ Bylaws”), which remove the requirements to elect a President and that the Chairman of the Board of Directors and Chief Executive Officer positions be held by the same individual.

The foregoing description of these amendments is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is attached hereto as Exhibit 3.2 and incorporated herein by reference.
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

The financial statements listed on Page 49 are filed as part of this Form 10-K.

3.    Exhibits

3.1    Restated Certificate of Incorporation of The Middleby Corporation (effective as of May 13, 2005), incorporated by reference to the company's Form 8-K, Exhibit 3.1, dated April 29, 2005, filed on May 17, 2005.
3.2    Forth Amended and Restated Bylaws of The Middleby Corporation (effective as of February 26, 2021).
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
4.2    Indenture (including form of Global Note) with respect to The Middleby Corporation’s 1.00% Convertible Senior Notes due 2025, dated as of August 21, 2020, between The Middleby Corporation and U.S. Bank National Association, as trustee, incorporated by reference to the company's Form 8-K Exhibit 4.1 filed on August 21, 2020.
4.3    Form of Global Note for the 1.00% Convertible Senior Notes due 2025 incorporated by reference to the company's Form 8-K Exhibit 4.1 filed on August 21, 2020.
4.4    Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1    Seventh Amended and Restated Credit Agreement, dated as of January 31, 2020, among Middleby Marshall Inc., The Middleby Corporation, the Subsidiary Borrowers named therein, the lenders named therein and Bank of America, N.A., as administrative agent for the lenders, incorporated by reference to the company's Form 8-K, Exhibit 10.1, filed on February 3, 2020.
10.2    First Amendment to Seventh Amended and Restated Credit Agreement, dated as of August 17, 2020, among Middleby Marshall Inc., a subsidiary of the Company, Bank of America, N.A., as administrative agent, and certain lenders named therein incorporated by reference to the company's Form 8-K Exhibit 10.1 filed on August 21, 2020.
10.3    Form of Capped Call Confirmation incorporated by reference to the company's Form 8-K Exhibit 10.2 filed on August 21, 2020.
10.4*    Amended 1998 Stock Incentive Plan, dated December 15, 2003, incorporated by reference to the company’s Form 10-K, Exhibit 10.21, for the fiscal year ended January 3, 2004, filed on April 2, 2004.
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
10.12*    Amendment to Employment Agreement between The Middleby Corporation, Middleby Marshall Inc. and Timothy J. FitzGerald, dated February 19, 2018, incorporated by reference to the company's Form 8-K Exhibit 10.2, dated February 19, 2018, filed on February 22, 2018.
10.13*    Employment Agreement between The Middleby Corporation, Middleby Marshall Inc. and David Brewer, dated February 19, 2018, incorporated by reference to the company's Form 8-K Exhibit 10.3, dated February 19, 2018, filed on February 22, 2018.
10.14*    Form of Stock Award Agreement for The Middleby Corporation 2011 Long-Term Incentive Plan, incorporated by reference to the company's Form 8-K, Exhibit 10.1, dated April 11, 2019, filed on April 16, 2019.
10.15*    Form of Restricted Stock Award Agreement for The Middleby Corporation 2011 Long-Term Incentive Plan, incorporated by reference to the company's Form 8-K, Exhibit 10.2, dated April 11, 2019, filed on April 16, 2019.
10.16*    Form of Restricted Stock Unit Award Agreement for The Middleby Corporation 2011 Long-Term Incentive Plan, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated December 31, 2020, filed on January 5, 2021.
21    List of subsidiaries.
23.1    Consent of Ernst & Young LLP.
31.1    Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2    Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1    Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101    Financial statements on Form 10-K for the year ended January 2, 2021, filed on March 3, 2021, formatted in Extensive Business Reporting Language (XBRL); (i) consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of cash flows, (iv) notes to the consolidated financial statements.
104    Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).
*    Designates management contract or compensation plan.
(c)See the financial statement schedule included under Item 8.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March 2021.

THE MIDDLEBY CORPORATION

BY:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 3, 2021.

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