Form 10-Q
period 2021-04-03
MIDDLEBY CORP
filed 2021-05-13
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 3, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	MIDD	Nasdaq Global Select Market
As of May 7, 2021, there were 55,632,403 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION

QUARTER ENDED APRIL 3, 2021

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Apr 3, 2021	Jan 2, 2021
Current assets:
Cash and cash equivalents	$309,331	$268,103
Accounts receivable, net of reserve for doubtful accounts of $19,443 and $19,225	427,935	363,361
Inventories, net	574,277	540,198
Prepaid expenses and other	73,933	81,049
Prepaid taxes	7,634	17,782
Total current assets	1,393,110	1,270,493
Property, plant and equipment, net of accumulated depreciation of $237,875 and $229,871	336,257	344,482
Goodwill	1,928,644	1,934,261
Other intangibles, net of amortization of $422,169 and $403,347	1,428,294	1,450,381
Long-term deferred tax assets	74,159	76,052
Other assets	129,449	126,805
Total assets	$5,289,913	$5,202,474

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$21,093	$22,944
Accounts payable	213,431	182,773
Accrued expenses	479,913	494,541
Total current liabilities	714,437	700,258
Long-term debt	1,801,040	1,706,652
Long-term deferred tax liability	126,068	147,224
Accrued pension benefits	462,869	469,500
Other non-current liabilities	190,287	202,191
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 63,651,773 and 63,651,773 shares issued in 2021 and 2020, respectively	147	147
Paid-in capital	361,487	433,308
Treasury stock, at cost; 8,023,769 and 8,013,296 shares in 2021 and 2020	(538,896)	(537,134)
Retained earnings	2,663,074	2,568,756
Accumulated other comprehensive loss	(490,600)	(488,428)
Total stockholders' equity	1,995,212	1,976,649
Total liabilities and stockholders' equity	$5,289,913	$5,202,474

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	Apr 3, 2021	Mar 28, 2020
Net sales	$758,058	$677,459
Cost of sales	482,184	427,269
Gross profit	275,874	250,190
Selling, general and administrative expenses	154,957	143,942
Restructuring expenses	794	834
Gain on sale of plant	(1,050)	—
Income from operations	121,173	105,414
Interest expense and deferred financing amortization, net	16,067	15,713
Net periodic pension benefit (other than service costs)	(11,373)	(10,089)
Other (income) expense, net	(1,691)	3,326
Earnings before income taxes	118,170	96,464
Provision for income taxes	28,907	22,685
Net earnings	$89,263	$73,779

Net earnings per share:
Basic	$1.62	$1.33
Diluted	$1.59	$1.33
Weighted average number of shares
Basic	55,213	55,396
Dilutive common stock equivalents	753	2
Diluted	55,966	55,398
Comprehensive income	$87,091	$14,452

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, January 2, 2021	$147	$433,308	$(537,134)	$2,568,756	$(488,428)	$1,976,649
Net earnings	—	—	—	89,263	—	89,263
Adoption of ASU 2020-06 (1)	—	(79,430)	—	5,055	—	(74,375)
Currency translation adjustments	—	—	—	—	(10,614)	(10,614)
Change in unrecognized pension benefit costs, net of tax of $(877)	—	—	—	—	(3,970)	(3,970)
Unrealized gain on interest rate swap, net of tax of $4,327	—	—	—	—	12,412	12,412
Stock compensation	—	7,609	—	—	—	7,609
Purchase of treasury stock	—	—	(1,762)	—	—	(1,762)
Balance, April 3, 2021	$147	$361,487	$(538,896)	$2,663,074	$(490,600)	$1,995,212

(1) As of January 3, 2021 the company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity using the modified retrospective method. The adoption of this guidance resulted in a $79.4 million reduction to paid-in capital, net of tax of $25.5 million, and the recognition of $5.1 million as an adjustment to the opening balance of retained earnings, net of tax of $1.6 million.

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, December 28, 2019	$145	$387,402	$(451,262)	$2,361,462	$(350,933)	$1,946,814
Net earnings	—	—	—	73,779	—	73,779
Currency translation adjustments	—	—	—	—	(48,916)	(48,916)
Change in unrecognized pension benefit costs, net of tax of $3,123	—	—	—	—	14,808	14,808
Unrealized (loss) on interest rate swap, net of tax of $(9,299)	—	—	—	—	(25,219)	(25,219)
Stock compensation	—	4,159	—	—	—	4,159
Stock issuance	—	3,881	—	—	—	3,881
Purchase of treasury stock	—	—	(74,600)	—	—	(74,600)
Balance, March 28, 2020	$145	$395,442	$(525,862)	$2,435,241	$(410,260)	$1,894,706

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	Apr 3, 2021	Mar 28, 2020
Cash flows from operating activities--
Net earnings	$89,263	$73,779
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	30,432	26,599
Non-cash share-based compensation	7,609	4,159
Deferred income taxes	1,913	8,672
Net periodic pension benefit (other than service costs)	(11,373)	(10,089)
Gain on sale of plant	(1,050)	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(66,666)	33,408
Inventories, net	(33,266)	(28,094)
Prepaid expenses and other assets	27,407	9,566
Accounts payable	31,662	15,001
Accrued expenses and other liabilities	(16,236)	(45,864)
Net cash provided by operating activities	59,695	87,137
Cash flows from investing activities--
Net additions to property, plant and equipment	(8,725)	(9,181)
Proceeds on sale of property, plant and equipment	3,354	—
Acquisitions, net of cash acquired	(1,667)	(30,041)
Net cash used in investing activities	(7,038)	(39,222)
Cash flows from financing activities--
Proceeds under Credit Facility	18,995	2,303,953
Repayments under Credit Facility	(23,683)	(1,977,453)
Net proceeds under international credit facilities	(1,757)	786
Net repayments under other debt arrangement	(78)	(11)
Repurchase of treasury stock	(1,762)	(74,600)
Debt issuance costs on Credit Facility	—	(7,577)
Net cash (used in) provided by financing activities	(8,285)	245,098
Effect of exchange rates on cash and cash equivalents	(3,144)	(6,470)
Changes in cash and cash equivalents--
Net increase in cash and cash equivalents	41,228	286,543
Cash and cash equivalents at beginning of year	268,103	94,500
Cash and cash equivalents at end of period	$309,331	$381,043

See accompanying notes

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 3, 2021
(Unaudited)
1)Summary of Significant Accounting Policies
a)Basis of Presentation
The condensed consolidated financial statements have been prepared by The Middleby Corporation (the "company" or “Middleby”), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2020 Form 10-K. The company’s interim results are not necessarily indicative of future full year results for the fiscal year 2021.
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of April 3, 2021 and January 2, 2021, the results of operations for the three months ended April 3, 2021 and March 28, 2020, cash flows for the three months ended April 3, 2021 and March 28, 2020 and statement of stockholders' equity for the three months ended April 3, 2021 and March 28, 2020.
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
b)Non-Cash Share-Based Compensation
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $7.6 million and $4.2 million for the three months period ended April 3, 2021 and March 28, 2020, respectively.
c)Income Taxes
A tax provision of $28.9 million, at an effective rate of 24.5%, was recorded during the three months period ended April 3, 2021, as compared to a $22.7 million tax provision at a 23.5% effective rate in the prior year period. The effective tax rates in 2021 and 2020 are higher than the federal tax rate of 21% primarily due to state taxes. The effective tax rate for the three months period ended April 3, 2021 is higher than the comparable prior year rate primarily due to an increase in non-deductible costs.

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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of April 3, 2021
Financial Assets:
Interest rate swaps	$—	$3,014	$—	$3,014

Financial Liabilities:
Interest rate swaps	$—	$37,368	$—	$37,368
Contingent consideration	$—	$—	$25,801	$25,801
Foreign exchange derivative contracts	$—	$750	$—	$750

As of January 2, 2021
Financial Liabilities:
Interest rate swaps	$—	$51,093	$—	$51,093
Contingent consideration	$—	$—	$25,558	$25,558
Foreign exchange derivative contracts	$—	$2,191	$—	$2,191
The contingent consideration as of April 3, 2021 and January 2, 2021, relates to the earnout provisions recorded in conjunction with various purchase agreements. The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings, as defined in the respective purchase agreement. On a quarterly basis, the company assesses the projected results for each acquired business in comparison to the earnout targets and adjusts the liability accordingly.
e)    Consolidated Statements of Cash Flows
Cash paid for interest was $16.6 million and $14.1 million for the three months ended April 3, 2021 and March 28, 2020, respectively. Cash payments totaling $12.8 million and $6.2 million were made for income taxes for the three months ended April 3, 2021 and March 28, 2020, respectively.
f)    Earnings Per Share
“Basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding and other dilutive securities.
The company’s potentially dilutive securities consist of shares issuable on vesting of restricted stock grants computed using the treasury method and amounted to 8,269 and 2,033 for the three months ended April 3, 2021, and March 28, 2020, respectively. For the three months ended April 3, 2021, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes (as defined below) resulting in 744,334 diluted common stock equivalents to be included in the diluted net earnings per share for the period. There have been no conversions to date, See Note 12, Financing Arrangements for further details on the Convertible Notes. There were no anti-dilutive restricted stock grants excluded from common stock equivalents in any period presented.

2)    Acquisitions and Purchase Accounting

The company accounts for all business combinations using the acquisition method to record a new cost basis for the assets acquired and liabilities assumed. The difference between the purchase price and the fair value of the assets acquired and liabilities assumed has been recorded as goodwill in the financial statements. The company recognizes identifiable intangible assets, primarily trade names and customer relationships, at their fair value using a discounted cash flow model. The significant assumptions used to estimate the value of the intangible assets include revenue growth rates, projected profit margins, discount rates, royalty rates, and customer attrition rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions. The results of operations are reflected in the consolidated financial statements of the company from the dates of acquisition.

The following represents summarized information of various acquisitions by the company that were not individually material in 2020. The company completed no acquisitions during the three months ended April 3, 2021.
2020 Acquisitions
During 2020, the company completed various acquisitions that were not individually material. The estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition dates for the 2020 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$14,647	$—	$14,647
Current assets	43,670	(13,391)	30,279
Property, plant and equipment	3,014	(241)	2,773
Goodwill	55,335	1,191	56,526
Other intangibles	63,201	—	63,201
Other assets	6,121	52	6,173
Current liabilities	(54,478)	12,434	(42,044)
Long-term deferred tax liability	(123)	—	(123)
Other non-current liabilities	(21,902)	(45)	(21,947)

Consideration paid at closing	$109,485	$—	$109,485

Deferred payments	8,666	—	8,666
Contingent consideration	16,144	—	16,144

Net assets acquired and liabilities assumed	$134,295	$—	$134,295
The long-term deferred tax liability amounted to $0.1 million and is related to the difference between the book and tax basis on other assets and liability accounts.
The goodwill and $23.1 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $14.0 million allocated to customer relationships, $20.7 million allocated to developed technology and $5.4 million allocated to backlog, which are being amortized over periods of 7 years, 7 to 12 years, and 3 to 9 months, respectively. Goodwill of $56.5 million and other intangibles of $63.2 million of the companies are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Of these assets, goodwill of $20.0 million and all other intangibles are expected to be deductible for tax purposes.

Several purchase agreements include deferred payment and earnout provisions providing for contingent payments due to the sellers to the extent certain financial targets are exceeded. The deferred payments are payable between 2021 and 2022. The contractual obligations associated with the deferred payments on the acquisition date amount to $8.7 million. The earnouts are payable between 2021 and 2023, if the company exceeds certain sales and earnings targets. The contractual obligations associated with the contingent earnout provisions recognized on the acquisition date amount to $16.1 million.
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
Pro Forma Financial Information

In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the three months ended April 3, 2021 and March 28, 2020, assumes the 2020 acquisitions described above were completed on December 29, 2019 (first day of fiscal year 2020). The following pro forma results include adjustments to reflect amortization of intangibles associated with the acquisition and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Three Months Ended
	April 3, 2021	March 28, 2020
Net sales	$758,058	$689,593
Net earnings	91,882	67,302

Net earnings per share:
Basic	$1.66	$1.21
Diluted	$1.64	$1.21

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

4)    Recently Issued Accounting Standards
Accounting Pronouncements - Recently Adopted
In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. Effective January 3, 2021, the company early adopted ASU 2020-06 using the modified retrospective approach. Adoption of the new standard resulted in an increase to the opening balance of retained earnings of $5.1 million, a decrease to additional paid-in capital of $79.4 million, and an increase to convertible senior notes of $98.4 million. In addition, the company ceased recording non-cash interest expense associated with amortization of the debt discount and calculates earnings per share using the if-converted method to the extent those shares are not anti-dilutive.
In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)", which removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This guidance is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2020 with early adoption permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings in the period of adoption. The company adopted this guidance on January 3, 2021, and it did not have a material impact on the company's Consolidated Financial Statements upon adoption.

Accounting Pronouncements - To be adopted
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting". Subject to meeting certain criteria, ASU 2020-04 provides optional expedients and exceptions to applying contract modification accounting under existing generally accepted accounting principles, for contracts that are modified to address the expected phase out of the London Inter-bank Offered Rate (“LIBOR”) by the end of 2021. Some of the Company’s contracts with respect to its borrowings and interest rate swap contracts already contain comparable alternative reference rates that would automatically take effect upon the phasing out of LIBOR, while for others, the company anticipates negotiating comparable replacement rates with its counterparties.  In January 2021, the FASB issued ASU 2021-01 to provide supplemental guidance and to further clarify the scope. This guidance is effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The company is currently evaluating the impacts the adoption of this guidance will have on its Consolidated Financial Statements.

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Three Months Ended April 3, 2021
United States and Canada	$338,837	$79,650	$108,574	$527,061
Asia	49,719	4,003	3,032	56,754
Europe and Middle East	82,017	20,425	51,844	154,286
Latin America	10,582	8,416	959	19,957
Total	$481,155	$112,494	$164,409	$758,058

Three Months Ended March 28, 2020
United States and Canada	$306,510	$72,882	$85,074	$464,466
Asia	37,524	7,639	978	46,141
Europe and Middle East	79,732	19,347	43,465	142,544
Latin America	19,358	4,398	552	24,308
Total	$443,124	$104,266	$130,069	$677,459

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Apr 3, 2021	Jan 2, 2021
Contract assets	$18,899	$20,328
Contract liabilities	$108,766	$93,871
Non-current contract liabilities	$13,020	$13,523

During the three months period ended April 3, 2021, the company reclassified $8.7 million to receivables, which was included in the contract asset balance at the beginning of the period. During the three months period ended April 3, 2021, the company recognized revenue of $59.1 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $84.3 million during the three months period ended April 3, 2021. Substantially, all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during the three months period ended April 3, 2021.

6)    Other Comprehensive Income
The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income".
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of January 2, 2021	$(49,961)	$(400,919)	$(37,548)	$(488,428)
Other comprehensive income before reclassification	(10,614)	(3,970)	7,389	(7,195)
Amounts reclassified from accumulated other comprehensive income	—	—	5,023	5,023
Net current-period other comprehensive income	$(10,614)	$(3,970)	$12,412	$(2,172)
Balance as of April 3, 2021	$(60,575)	$(404,889)	$(25,136)	$(490,600)

Balance as of December 28, 2019	$(105,705)	$(228,336)	$(16,892)	$(350,933)
Other comprehensive income before reclassification	(48,916)	14,808	(26,486)	(60,594)
Amounts reclassified from accumulated other comprehensive income	—	—	1,267	1,267
Net current-period other comprehensive income	$(48,916)	$14,808	$(25,219)	$(59,327)
Balance as of March 28, 2020	$(154,621)	$(213,528)	$(42,111)	$(410,260)
(1) As of April 3, 2021, pension and interest rate swap amounts are net of tax of $(90.0) million and $(8.8) million, respectively. During the three months ended April 3, 2021, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $(0.9) million and $4.3 million, respectively. As of March 28, 2020 pension and interest rate swap amounts are net of tax of $(45.5) million and $(15.3) million, respectively. During the three months ended March 28, 2020, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $3.1 million and $(9.3) million, respectively.
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended
	Apr 3, 2021	Mar 28, 2020
Net earnings	$89,263	$73,779
Currency translation adjustment	(10,614)	(48,916)
Pension liability adjustment, net of tax	(3,970)	14,808
Unrealized gain (loss) on interest rate swaps, net of tax	12,412	(25,219)
Comprehensive income	$87,091	$14,452
7)    Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at April 3, 2021 and January 2, 2021 are as follows (in thousands):

	Apr 3, 2021	Jan 2, 2021
Raw materials and parts	$292,068	$263,200
Work-in-process	57,537	55,104
Finished goods	224,672	221,894
	$574,277	$540,198

8)    Goodwill
Changes in the carrying amount of goodwill for the three months ended April 3, 2021 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of January 2, 2021	$1,228,436	$255,798	$450,027	$1,934,261
Measurement period adjustments to goodwill acquired in prior year	(247)	—	—	(247)
Exchange effect	(5,558)	(2,552)	2,740	(5,370)
Balance as of April 3, 2021	$1,222,631	$253,246	$452,767	$1,928,644

The annual impairment assessment for goodwill and indefinite-lived intangible assets is performed as of the first day of the fourth quarter and since that assessment the company does not believe there are any indicators of impairment requiring subsequent analysis. This is supported by the review of order rates, backlog levels and financial performance across business segments.

9)    Intangibles

Intangible assets consist of the following (in thousands):

	April 3, 2021			January 2, 2021
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	8.3	$735,264	$(362,393)	8.5	$735,264	$(347,029)
Backlog	0.1	34,729	(34,268)	0.3	34,729	(31,924)
Developed technology	9.8	56,931	(25,508)	10.0	56,931	(24,394)
		$826,924	$(422,169)		$826,924	$(403,347)
Indefinite-lived assets:
Trademarks and tradenames		$1,023,539			$1,026,804

The aggregate intangible amortization expense was $18.8 million and $16.9 million for the three months period ended April 3, 2021 and March 28, 2020, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Twelve Month Period coinciding with the end of the company's Fiscal First Quarter	Amortization Expense

2022	$65,516
2023	60,567
2024	54,282
2025	41,939
2026	37,501
Thereafter	144,950
$404,755

10)    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Apr 3, 2021	Jan 2, 2021
Contract liabilities	$108,766	$93,871
Accrued payroll and related expenses	105,085	93,926
Accrued warranty	75,094	69,667
Accrued customer rebates	30,630	43,703
Accrued short-term leases	22,041	22,493
Accrued sales and other tax	16,730	22,030
Accrued professional fees	13,782	12,133
Accrued product liability and workers compensation	12,402	12,909
Accrued agent commission	12,215	11,105
Accrued interest rate swaps	10,672	14,075
Accrued liabilities held for sale	—	22,313
Other accrued expenses	72,496	76,316

	$479,913	$494,541

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
A rollforward of the warranty reserve is as follows (in thousands):

Three Months Ended
Apr 3, 2021
Balance as of January 2, 2021	$69,667
Warranty expense	20,881
Warranty claims	(15,454)
Balance as of April 3, 2021	$75,094

12)    Financing Arrangements

	Apr 3, 2021	Jan 2, 2021
	(in thousands)
Senior secured revolving credit line	$755,000	$755,000
Term loan facility	331,250	335,938
Convertible senior notes	732,088	632,847
Foreign loans	2,483	4,421
Other debt arrangement	1,312	1,390
Total debt	1,822,133	1,729,596
Less: Current maturities of long-term debt	21,093	22,944
Long-term debt	$1,801,040	$1,706,652

Credit Facility
On January 31, 2020, the company entered into an amended and restated five-year, $3.5 billion multi-currency senior secured credit agreement (as amended as described below, the "Credit Facility"). On August 21, 2020, the company entered into an amendment to the Credit Facility, prepaying $400.0 million aggregate principal amount of its term loan obligations owed. The Credit Facility, as amended, is in an aggregate principal amount of $3.1 billion, consisting of (i) a $350 million term loan facility and (ii) a $2.75 billion multi-currency revolving credit facility. The Credit Facility matures on January 31, 2025. The term loan facility amortizes in equal quarterly installments due on the last day of each fiscal quarter in an aggregate annual amount equal to 2.50% of the original aggregate principal amount of the term loan facility, with the balance, plus any accrued interest, due and payable on January 31, 2025. As of April 3, 2021, the company had $1.1 billion of borrowings outstanding under the Credit Facility, including $755.0 million of borrowings in U.S. Dollars and $331.3 million outstanding under the term loan. The company also had $2.3 million in outstanding letters of credit as of April 3, 2021, which reduces the borrowing availability under the Credit Facility.
At April 3, 2021, borrowings under the Credit Facility accrued interest at a rate of 1.625% above LIBOR per annum or 1.00% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 3.32% at the end of the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.25% per annum as of April 3, 2021. The term loan facility had an average interest rate per annum, inclusive of hedging instruments, of 3.28% as of April 3, 2021.
In addition, the company has other international credit facilities to fund working capital needs outside the United States. At April 3, 2021, these foreign credit facilities amounted to $2.5 million in U.S. Dollars with a weighted average per annum interest rate of approximately 4.50%.

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

	Apr 3, 2021		Jan 2, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt excluding convertible senior notes	$1,090,045	$1,090,045	$1,096,749	$1,096,749
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At April 3, 2021, the company had outstanding floating-to-fixed interest rate swaps totaling $260.0 million notional amount carrying an average interest rate of 2.36% maturing in less than 12 months and $802.0 million notional amount carrying an average interest rate of 1.91% that mature in more than 12 months but less than 71 months.
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operation, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

The terms of the Credit Facility, as amended, limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00, (ii) a maximum Total Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 5.50 to 1.00, and (iii) a maximum Secured Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 3.50 to 1.00; which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At April 3, 2021, the company was in compliance with all covenants pursuant to its borrowing agreements.

Convertible Notes
The following table summarizes the outstanding principal amount and carrying value of the Convertible Notes:

	Apr 3, 2021	Jan 2, 2021
	(in thousands)
Principal amounts:
Principal	$747,500	$747,500
Unamortized debt discounts	—	(98,358)
Unamortized issuance costs	(15,412)	(16,295)
Net carrying amount	$732,088	$632,847

The following table summarizes total interest expense recognized related to the Convertible Notes:

Three Months Ended
Apr 3, 2021
Contractual interest expense	$1,890
Interest cost related to amortization of issuance costs	883
Total interest expense	$2,773

On August 21, 2020, the company issued $747.5 million aggregate principal amount of 1.00% Convertible Senior Notes                                 maturing on September 1, 2025 (the "Convertible Notes") in a private offering pursuant to an indenture, dated August 21, 2020 (the "Indenture"), between the company and U.S. Bank National Association, as trustee. The Convertible Notes are general unsecured obligations of the company and bear interest semi-annually in arrears. The estimated fair value of the Convertible Notes was $1.1 billion as of April 3, 2021 and was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 1 (d), Fair Value Measurements of this Quarterly Report on Form 10-Q. The if-converted value of the Convertible Notes exceeded their respective principal value by $214.2 million as of April 3, 2021.
On January 3, 2021, the company adopted ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity", using the modified retrospective method. Prior to January 3, 2021, the Company separated the Convertible Notes into liability and equity components and the carrying amount of the equity component was recorded as a debt discount and amortized to interest expense. As a result of the adoption of ASU 2020-06, the Convertible Notes are accounted for as a single liability and therefore the company no longer recognized any amortization of debt discounts as interest expense. The annual effective interest rate of the Convertible Notes following adoption of ASU 2020-06 is 1.5%.
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
The Convertible Notes will mature on September 1, 2025 unless they are redeemed, repurchased or converted prior to such date in accordance with their terms. The company may settle the conversions of the Convertible Notes in cash, shares of the company's common stock or any combination thereof at its election. The number of shares of the company's common stock issuable at the conversion price of $128.62 per share is expected to be 5.8 million shares. As of April 3, 2021, there have been no conversions to date. For the three months ended April 3, 2021, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes resulting in 744,334 diluted common stock equivalents to be included in the diluted net earnings per share for the period.
The Indenture includes customary terms and covenants, including certain events of default after which the Convertible Notes may become due and payable immediately.

Capped Call Transactions
In conjunction with the pricing of the Convertible Notes, the company entered into privately negotiated capped call transactions in the aggregate amount of $104.7 million ("Capped Call Transactions"). The Capped Call Transactions are expected generally to reduce the potential dilution and/or offset the cash payments the company is required to make in excess of the principal amount of the Convertible Notes upon conversion of the Convertible Notes in the event that the market price per share of the company's common stock is greater than the strike price of the Capped Call Transactions (which initially corresponds to the initial conversion price of the Convertible Notes and is subject to certain adjustments under the terms of the Capped Call Transactions), with such reduction and/or offset subject to a cap based on the cap price of the Capped Call Transactions. Under the Capped Call Transactions, the number of shares of common stock issuable at the conversion price of $207.93 is expected to be 3.6 million shares. As of April 3, 2021, there have been no conversions to date. The Capped Call Transactions cover the number of shares of the company's common stock underlying the Convertible Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes.

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
Foreign Exchange: The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The fair value of the forward and option contracts was a loss of $0.7 million at the end of the first quarter of 2021.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of April 3, 2021, the fair value of these instruments was a liability of $34.4 million. The change in fair value of these swap agreements in the first three months of 2021 was a gain of $12.4 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Apr 3, 2021	Jan 2, 2021
Fair value	Other assets	$3,014	$—
Fair value	Accrued expenses	$10,672	$14,075
Fair value	Other non-current liabilities	$26,696	$37,018

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended
	Presentation of Gain/(loss)	Apr 3, 2021	Mar 28, 2020
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$11,716	$(35,785)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(5,023)	$(1,267)
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
Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Apr 3, 2021		Mar 28, 2020
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$481,155	63.5%	$443,124	65.4%
Food Processing	112,494	14.8	104,266	15.4
Residential Kitchen	164,409	21.7	130,069	19.2
Total	$758,058	100.0%	$677,459	100.0%

The following table summarizes the results of operations for the company's business segments (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other (1)	Total
Three Months Ended April 3, 2021
Net sales	$481,155	$112,494	$164,409	$—	$758,058
Income (loss) from operations (2, 3, 4)	96,316	19,662	29,856	(24,661)	121,173
Depreciation expense	5,793	1,315	2,774	255	10,137
Amortization expense (5)	15,204	1,843	1,772	1,476	20,295
Net capital expenditures	5,195	928	2,256	346	8,725

Total assets	$3,283,354	$632,746	$1,213,045	$160,768	$5,289,913

Three Months Ended March 28, 2020
Net sales	$443,124	$104,266	$130,069	$—	$677,459
Income (loss) from operations (2, 3)	88,607	15,358	12,708	(11,259)	105,414
Depreciation expense	4,900	1,336	2,983	11	9,230
Amortization expense (5)	12,440	1,700	2,720	509	17,369
Net capital expenditures	4,686	1,829	2,545	121	9,181

Total assets	$3,232,632	$626,907	$1,145,943	$272,497	$5,277,979

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
(4)Gain on sale of plant is included in Commercial Foodservice.
(5)Includes amortization of deferred financing costs and Convertible Notes issuance costs.
Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Apr 3, 2021	Mar 28, 2020
United States and Canada	$330,080	$316,087
Asia	27,104	21,751
Europe and Middle East	176,526	157,035
Latin America	6,155	5,518
Total international	$209,785	$184,304
	$539,865	$500,391

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

The company maintains several pension plans related to AGA and its subsidiaries (collectively, the "AGA Group"), the most significant being the Aga Rangemaster Group Pension Scheme in the United Kingdom.  Membership in the plan on a defined benefit basis of pension provision was closed to new entrants in 2001.  The plan became open to new entrants on a defined contribution basis of pension provision in 2002, but was generally closed to new entrants on this basis during 2014. In December 2020, it was agreed that the Group Pension Scheme will be closed to future pension accruals effective April 5, 2021.

The other, much smaller, defined benefit pension plans operating within the AGA Group cover employees in France and the United Kingdom. All pension plan assets are held in separate trust funds although the net defined benefit pension obligations are included in the company's consolidated balance sheet.

The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended
	Apr 3, 2021	Mar 28, 2020
Net Periodic Pension Benefit:
Service cost	$194	$645
Interest cost	4,290	6,418
Expected return on assets	(19,531)	(17,982)
Amortization of net loss (gain)	3,152	837
Amortization of prior service cost (credit)	716	638
	$(11,179)	$(9,444)

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

16)    Restructuring
Commercial Foodservice Equipment Group

During the fiscal years 2020 and 2019, the company undertook cost reduction initiatives related to the Commercial Foodservice Equipment Group including headcount reductions and facility consolidations. These actions resulted in expenses of $0.4 million and $0.5 million in the three months ended April 3, 2021 and March 28, 2020, respectively, primarily for severance related to headcount reductions and facility consolidations. These expenses are reflected in restructuring expenses in the Condensed Consolidated Statements of Comprehensive Income. The realization of cost savings from the restructuring initiatives began in 2020 with an expected annual savings of approximately $20.0 million. At April 3, 2021, the restructuring obligations accrued for these initiatives are immaterial and will substantially be complete by the end of fiscal 2021.

The restructuring expenses for the other segments of the company were not material during the period.

17)    Share Repurchases
The company treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. For the three months ended April 3, 2021, the company repurchased 10,473 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $1.8 million. These withheld shares are not considered common stock repurchases under the authorized common stock repurchase plan and accordingly are not included in the common stock repurchase totals disclosed below.

In November 2017, the company's Board of Directors approved a stock repurchase program authorizing the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. During 2020, the company repurchased 896,965 shares of its common stock under the program for $69.7 million, including applicable commissions, which represented an average price of $77.70. As of April 3, 2021, 1,023,165 shares had been purchased under the 2017 stock repurchase program and 1,476,835 remain authorized for repurchase.

18)    Subsequent Event

On April 20, 2021, the company entered into an Agreement and Plan of Merger ("Merger Agreement") with Welbilt, Inc.("Welbilt"), a Delaware corporation, Middleby Marshall, Inc., a wholly owned subsidiary of the company and Mosaic Merger Sub, Inc., a wholly owned subsidiary of the company (“Merger Sub”), pursuant to which, at the closing, Merger Sub will merge with and into Welbilt, with Welbilt surviving as an indirect, wholly owned subsidiary of the company (“Merger”). Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (“Effective Time”), each share of common stock, par value $0.01 per share, of Welbilt (“Welbilt Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares of Welbilt common stock held by Welbilt as treasury stock or held, directly or indirectly, by the company) will be converted into the right to receive 0.1240 shares of validly issued, fully paid and non-assessable shares of common stock, par value $0.01 per share, of Middleby (“Middleby Common Stock”) (the ratio of one share of Welbilt Common Stock for 0.1240 shares of Middleby Common Stock, the “Exchange Ratio”). Upon the closing of the Merger, Middleby stockholders will own approximately 76% and Welbilt stockholders will own approximately 24% of the combined company.
Following the closing of the Merger, the Middleby Common Stock will continue to be listed on the NASDAQ Global Select Market (“NASDAQ”). Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time, Welbilt’s equity-based compensation plan maintained for employees of Welbilt will be assumed by Middleby and (i) all outstanding options to purchase Welbilt Common Stock will be converted into options to purchase shares of Middleby Common Stock, (ii) all outstanding restricted stock awards and restricted stock unit awards with respect to Welbilt Common Stock will be converted into corresponding restricted stock awards and restricted stock unit awards with respect to shares of Middleby Common Stock, and (iii) all outstanding performance stock unit awards with respect to Welbilt Common Stock will be converted into restricted stock unit awards with respect to shares of Middleby Common Stock, with performance criteria deemed satisfied based on the achievement levels set forth in the Merger Agreement, in each case, based on the Exchange Ratio and with respect to such converted stock options, the exercise price of which shall be equal to the exercise price of such option in effect immediately prior to the Effective Time, divided by the Exchange Ratio, rounded up to the nearest whole cent. No fractional shares of Middleby Common Stock will be issued in connection with the Merger, and holders of shares of Welbilt Common Stock will receive cash in lieu of any such fractional shares.
The respective boards of directors of Middleby and Welbilt have unanimously approved the Merger Agreement, and the board of directors of Middleby has agreed to recommend that Middleby’s stockholders approve the issuance of the shares of Middleby Common Stock in connection with the Merger, as required by the listing standards of NASDAQ. In addition, the board of directors of Welbilt has agreed to recommend that Welbilt’s stockholders adopt the Merger Agreement.
The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including (i) approval of the issuance of Middleby Common Stock in connection with the Merger by Middleby’s stockholders, (ii) approval for listing of the Middleby Common Stock to be issued in connection with the Merger on NASDAQ, (iii) the effectiveness of a registration statement on Form S-4 with respect to the Middleby Common Stock to be issued in connection with the Merger, (iv) approval and adoption of the Merger Agreement by Welbilt’s stockholders, (v) expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR Act"), and receipt of applicable approvals under certain foreign competition, antitrust or merger control laws, (vi) there being no law or order prohibiting consummation of the Merger, (vii) subject to specified materiality standards, the accuracy of the representations and warranties of the parties, (viii) compliance by the parties in all material respects with their respective covenants, (ix) the absence of a material adverse effect with respect to each of Middleby and Welbilt, and (x) the delivery of an officer’s closing certificate by both parties. The completion of the Merger is not conditioned on receipt of financing by Middleby.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Notes Regarding Forward-Looking Statements

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, the impact of COVID-19 pandemic and the response of governments, businesses and other third parties; volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; ability to protect trademarks, copyrights and other intellectual property; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s SEC filings, including the company’s 2020 Annual Report on Form 10-K. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this report are made only as of the date hereof and, except as required by federal securities laws and rules and regulations of the SEC, the company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Merger with Welbilt, Inc.

On April 20, 2021, the company entered into the Merger Agreement, pursuant to which, at the closing, Merger Sub will merge with and into Welbilt, with Welbilt surviving as an indirect, wholly owned subsidiary of the company, as discussed in Note 18, Subsequent Event, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time, each share of Welbilt Common Stock will be converted into the right to receive 0.1240 shares of Middleby Common Stock. Upon the closing of the Merger, Middleby stockholders will own approximately 76% and Welbilt stockholders will own approximately 24% of the combined company. The Merger Agreement was unanimously approved by the boards of directors of both the company and Welbilt, and is subject to satisfaction of customary closing conditions set forth in the Merger Agreement, including receipt of required regulatory approvals and approval by the stockholders of each company. The completion of the Merger is not conditioned on receipt of financing by Middleby.

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Apr 3, 2021		Mar 28, 2020
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$481,155	63.5%	$443,124	65.4%
Food Processing	112,494	14.8	104,266	15.4
Residential Kitchen	164,409	21.7	130,069	19.2
Total	$758,058	100.0%	$677,459	100.0%

Results of Operations
 The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended
	Apr 3, 2021	Mar 28, 2020
Net sales	100.0%	100.0%
Cost of sales	63.6	63.1
Gross profit	36.4	36.9
Selling, general and administrative expenses	20.4	21.2
Restructuring	0.1	0.1
Income from operations	16.0	15.6
Interest expense and deferred financing amortization, net	2.1	2.4
Net periodic pension benefit (other than service costs)	(1.5)	(1.5)
Other (income) expense, net	(0.2)	0.5
Earnings before income taxes	15.6	14.2
Provision for income taxes	3.8	3.3
Net earnings	11.8%	10.9%

Three Months Ended April 3, 2021 as compared to Three Months Ended March 28, 2020

NET SALES. Net sales for the three months period ended April 3, 2021 increased by $80.6 million or 11.9% to $758.1 million as compared to $677.5 million in the three months period ended March 28, 2020. Net sales increased by $18.6 million, or 2.7%, from the fiscal 2020 acquisitions of Deutsche, Wild Goose, and United Foodservice Equipment Zhuhai. Excluding acquisitions and a disposition, net sales increased $67.7 million, or 10.1%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended April 3, 2021 increased net sales by approximately $11.1 million or 1.6%. Excluding the impact of foreign exchange, acquisitions and a disposition, sales increased 8.4% for the three months period ended April 3, 2021 as compared to the prior year period, including a net sales increase of 3.2% at the Commercial Foodservice Equipment Group, a net sales increase of 6.5% at the Food Processing Equipment Group and a net sales increase of 28.7% at the Residential Kitchen Equipment Group.

•Net sales of the Commercial Foodservice Equipment Group increased by $38.1 million, or 8.6%, to $481.2 million in the three months period ended April 3, 2021, as compared to $443.1 million in the prior year period. Net sales from the acquisitions of Deutsche, Wild Goose, and United Foodservice Equipment Zhuhai, which were acquired on March 2, 2020, December 7, 2020, and December 18, 2020, respectively, accounted for an increase of $18.6 million during the three months period ended April 3, 2021. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $19.5 million, or 4.4%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $14.1 million or 3.2% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $32.4 million, or 10.6%, to $338.9 million, as compared to $306.5 million in the prior year period. The increase in domestic sales is related to improvements in market conditions and consumer demand. This includes an increase of $14.0 million from recent acquisitions. Excluding the acquisitions, the net increase in domestic sales was $18.4 million, or 6.0%. International sales increased $5.7 million, or 4.2%, to $142.3 million, as compared to $136.6 million in the prior year period. This includes an increase of $4.6 million from the recent acquisitions and an increase of $5.4 million related to the favorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales decrease in international sales was $4.3 million, or 3.1%. The decrease in international revenues reflects continued impacts of COVID-19 on the European and Latin America markets, partially offset by an increase in the Asian market.

•Net sales of the Food Processing Equipment Group increased by $8.2 million, or 7.9%, to $112.5 million in the three months period ended April 3, 2021, as compared to $104.3 million in the prior year period. Excluding the impact of foreign exchange, net sales increased $6.8 million, or 6.5% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $6.8 million, or 9.3%, to $79.7 million, as compared to $72.9 million in the prior year period. The increase in domestic sales reflects growth primarily driven by bakery products. International sales increased $1.4 million, or 4.5%, to $32.8 million, as compared to $31.4 million in the prior year period. This includes an increase of $1.4 million related to the favorable impact of exchange rates. Excluding foreign exchange, international sales were largely unchanged.

•Net sales of the Residential Kitchen Equipment Group increased by $34.3 million, or 26.4%, to $164.4 million in the three months period ended April 3, 2021, as compared to $130.1 million in the prior year period. Excluding the impact of foreign exchange and a disposition, net sales increased $35.7 million, or 28.7% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $23.5 million, or 27.6%, to $108.6 million, as compared to $85.1 million in the prior year period. International sales increased $10.8 million, or 24.0%, to $55.8 million, as compared to $45.0 million in the prior year period. This includes a favorable impact of exchange rates of $4.3 million. Excluding foreign exchange and a disposition, the net sales increase in international sales was $12.2 million, or 31.0%. The increase in domestic and international sales reflects the strong demand for our premium appliance brands.

GROSS PROFIT. Gross profit increased to $275.9 million in the three months period ended April 3, 2021 from $250.2 million in the prior year period, primarily reflecting higher sales volumes related to improvements in market conditions and consumer demand and favorable impact of foreign exchanges rates of $4.1 million. The gross margin rate was 36.9% in the three months period ended March 28, 2020 as compared to 36.4% in the current year period.

•Gross profit at the Commercial Foodservice Equipment Group increased by $9.9 million, or 6.0%, to $175.2 million in the three months period ended April 3, 2021, as compared to $165.3 million in the prior year period. Gross profit from the acquisitions of Deutsche, Wild Goose, and United Foodservice Equipment Zhuhai increased gross profit by $5.7 million. Excluding acquisitions, gross profit increased by $4.2 million primarily related to higher sales volumes. The impact of foreign exchange rates increased gross profit by approximately $2.0 million. The gross margin rate decreased to 36.4%, as compared to 37.3% in the prior year period. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 36.6%.

•Gross profit at the Food Processing Equipment Group increased by $3.1 million, or 8.6%, to $39.2 million in the three months period ended April 3, 2021, as compared to $36.1 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $0.7 million. The gross profit margin rate increased to 34.8%, as compared to 34.6% in the prior year period primarily related to higher sales volumes and product mix. The gross margin rate, excluding the impact of foreign exchange, was 34.7%.

•Gross profit at the Residential Kitchen Equipment Group increased by $12.0 million, or 24.6%, to $60.8 million in the three months period ended April 3, 2021, as compared to $48.8 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $1.4 million. The gross margin rate decreased to 37.0%, as compared to 37.5% in the prior year period. The gross margin rate, excluding the impact of foreign exchange, was 37.1%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $143.9 million in the three months period ended March 28, 2020 to $155.0 million in the three months period ended April 3, 2021.  As a percentage of net sales, selling, general, and administrative expenses were 21.2% in the three months period ended March 28, 2020, as compared to 20.4% in the three months period ended April 3, 2021.

Selling, general and administrative expenses reflect increased costs of $5.4 million associated with acquisitions, including $2.7 million of intangible amortization expense. Selling, general and administrative expenses increased $13.2 million related to incentive and stock compensation costs, offset by a decrease of $6.1 million from controllable cost reductions primarily within travel & entertainment and convention costs. Foreign exchange rates had an unfavorable impact of $2.1 million.

RESTRUCTURING EXPENSES. Restructuring expenses were $0.8 million for the three months period ended March 28, 2020 and $0.8 million for the three months period ended April 3, 2021. Restructuring expenses in both periods related primarily to headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $16.1 million in the three months period ended April 3, 2021, as compared to $15.7 million in the prior year period. Net periodic pension benefit (other than service costs) increased $1.3 million to $11.4 million in the three months period ended April 3, 2021 from $10.1 million in the prior year period, related to the decrease in discount rate used to calculate the interest cost. Other income was $1.7 million in the three months period ended April 3, 2021, as compared to other expense of $3.3 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $28.9 million, at an effective rate of 24.5%, was recorded during the three months period ended April 3, 2021, as compared to $22.7 million at an effective rate of 23.5%, in the prior year period. The effective tax rates in 2020 and 2019 are higher than the federal tax rate of 21% primarily due to state taxes.

Financial Condition and Liquidity
During the three months ended April 3, 2021, cash and cash equivalents increased by $41.2 million to $309.3 million from $268.1 million at January 2, 2021. Total debt increased to $1.8 billion at April 3, 2021 from $1.7 billion at January 2, 2021 primarily due to the adoption of ASU 2020-06 as discussed in Note 4, Recently Issued Accounting Standards, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
OPERATING ACTIVITIES. Net cash provided by operating activities was $59.7 million for the three months ended April 3, 2021, compared to $87.1 million for the three months ended March 28, 2020.

During three months period ended April 3, 2021, net cash provided by changes in assets and liabilities amounted to $57.1 million. The changes included an increase in accounts receivable of $66.7 million due to improved market conditions and increased sales volumes. Inventory increased $33.3 million and accounts payable increased $31.7 million to support increased demand and to manage supply chain risks. Changes also included a $27.4 million decrease in prepaid expenses and other assets and $16.2 million decrease in accrued expenses and other non-current liabilities including impacts from the sale of assets held for sale for a non-core business within the Residential Kitchen Equipment Group.
INVESTING ACTIVITIES. During the three months ended April 3, 2021, net cash used for investing activities amounted to $7.0 million. This included $8.7 million expended, primarily associated with additions and upgrades of production equipment, manufacturing facilities and residential and commercial showrooms, and was partially offset by $3.4 million proceeds on the sale of property following facility consolidation actions.
FINANCING ACTIVITIES. Net cash flows used by financing activities were $8.3 million during the three months ended April 3, 2021. The company’s borrowing activities during the three months ended April 3, 2021 included $4.7 million of net repayments under its Credit Facility and $1.8 million of net repayments under its foreign banking facilities. The company used $1.8 million to repurchase 10,473 shares of Middleby common stock that were surrendered to the company by employees in lieu of cash payment for withholding taxes related to restricted stock vesting during the quarter.
At April 3, 2021, the company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operation, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

Recently Issued Accounting Standards

See Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 4 - Recent Issued Accounting Standards, of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations are based upon the company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and any such differences could be material to the company's consolidated financial statements. There have been no changes in the company's critical accounting policies, which include revenue recognition, inventories, goodwill and other intangibles, pensions benefits, and income taxes, as discussed in the company's Annual Report on Form 10-K for the year ended January 2, 2021 (the “2020 Annual Report on Form 10-K”) other than those described below.

During the three months ended April 3, 2021, the company adopted ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity."

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period coinciding with the end of the company's Fiscal First Quarter	Variable Rate Debt

2022	$21,093
2023	19,163
2024	19,042
2025	1,030,340
2026 and thereafter	732,495
$1,822,133
The company is exposed to interest rate risk on its floating-rate debt. The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of April 3, 2021, the fair value of these instruments was a liability of $34.4 million. The change in fair value of these swap agreements in the first three months of 2021 was a gain of $12.4 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
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
Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a loss of $0.7 million at the end of the first quarter of 2021.

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
As of April 3, 2021, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended April 3, 2021, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended April 3, 2021, except as follows:
Item 1A. Risk Factors

The risk factors disclosed in the 2020 Annual Report on Form 10-K should be considered together with information included in this Quarterly Report on Form 10-Q for the quarter ended April 3, 2021 and should not be limited to those referenced. The following risks and uncertainties related to the Merger supplement the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 2, 2021.

Risks Relating to the Merger with Welbilt, Inc.

The Merger is subject to customary closing conditions to the obligations of both Middleby and Welbilt to complete the Merger, and if these conditions are not satisfied or waived, the Merger may not be completed on a timely basis or at all.

The completion of the Merger is subject to several of customary conditions to closing and there can be no assurance that such conditions to closing that remain outstanding will be satisfied or waived (to the extent permitted by law). The failure to timely satisfy the required conditions could delay the completion of the Merger for a significant period of time or prevent the completion of the Merger from occurring at all. These conditions to closing include, among others, (i) approval of the issuance of Middleby Common Stock in connection with the Merger by the Middleby stockholders, (ii) approval for listing of the Middleby Common Stock to be issued in connection with the Merger on NASDAQ, (iii) the effectiveness of a registration statement on Form S-4 with respect to the Middleby Common Stock to be issued in connection with the Merger, (iv) approval and adoption of the Merger Agreement by Welbilt’s stockholders, (v) expiration or termination of any waiting period under the HSR Act, and receipt of applicable approvals under certain foreign competition, antitrust or merger control laws, (vi) there being no law or order prohibiting consummation of the Merger, (vii) subject to specified materiality standards, the accuracy of the representations and warranties of the parties, (viii) compliance by the parties in all material respects with their respective covenants, (ix) the absence of a material adverse effect with respect to each of Middleby and Welbilt, and (x) the delivery of an officer’s closing certificate by both parties.

Many of the conditions to completion of the Merger are not within Middleby’s control, and Middleby cannot predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to April 20, 2022 (subject to extension if certain approvals have not been obtained by such date), it is possible that the Merger Agreement may be terminated. Although Welbilt and Middleby have agreed in the Merger Agreement to use reasonable best efforts to, subject to certain limitations, complete the Merger as promptly as practicable, these and other conditions to the completion of the Merger may fail to be satisfied. In addition, satisfying the conditions to and completion of the Merger may take longer, and could cost more, than Middleby expects. Middleby cannot predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Merger for a significant period of time or prevent them from occurring. Any delay in completing the Merger may adversely affect the cost savings and other benefits that Welbilt and Middleby expect to achieve if the Merger and the integration of the companies’ respective businesses are not completed within the expected timeframe. There can be no assurance that all required regulatory approvals will be obtained or obtained prior to the termination date. The governmental agencies from which the parties have sought or are seeking certain approvals in connection with the Merger have broad discretion in administering applicable governing regulations, and may impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of the combined company’s business after the closing. Such requirements, limitations, costs, divestitures or restrictions could delay or prevent the consummation of the Merger or have a material adverse effect on the combined company’s business and results of operations.

Failure to consummate the Merger could negatively impact the share price and future business and financial results.

If the Merger is not consummated, the ongoing businesses of Middleby may be adversely affected and, without realizing any of the potential benefits of having consummated the Merger, Middleby will be subject to several risks, including the following:

• Middleby may experience negative reactions from the financial markets, including negative impacts on its stock prices;

• Middleby may experience negative reactions from its customers, distributors, suppliers, vendors, business partners and employees;

• Middleby will be required to pay certain costs and expenses relating to the Merger whether or not the Merger is consummated, such as legal, accounting, financial advisor and printing fees;

• Matters relating to the Merger (including integration planning) may require substantial management time and resources, which could otherwise have been devoted to other beneficial opportunities;

• Middleby could become subject to litigation related to any failure to consummate the Merger or related to any enforcement proceeding commenced against Middleby to perform its obligations under the Merger Agreement; and

• If the Merger Agreement is terminated in certain circumstances, Middleby may be required to pay Welbilt a termination fee equal to $160 million (“Middleby Termination Fee”) or, under other specified circumstances, a termination fee equal to $140 million.

If the Merger is not consummated, these risks may materialize and may materially and adversely affect Middleby’s business, operations, financial results and share price.

The Merger Agreement subjects Middleby to restrictions on its business activities prior to the Effective Time.

The Merger Agreement subjects Middleby to restrictions on its business activities prior to the Effective Time. The Merger Agreement obligates Middleby to generally conduct its businesses in the ordinary course until the Effective Time and to use its reasonable best efforts to (i) preserve its assets and business organization, (ii) maintain its existing relationships and goodwill with material customers, suppliers, distributors, governmental authorities and business partners, and (iii) to keep available the services of its officers and key employees. These restrictions could prevent Middleby from pursuing certain business opportunities that arise prior to the Effective Time.

The Merger Agreement contains provisions that limit Middleby’s ability to pursue alternatives to the Merger, may discourage certain other companies from making a favorable alternative transaction proposal and, in specified circumstances, could require Middleby to pay Welbilt a termination fee.

Under the Merger Agreement, Middleby is subject to certain restrictions on its ability to solicit alternative business combination proposals from third parties, engage in discussion or negotiations with respect to such proposals or provide information in connection with such proposals, subject to certain customary exceptions. Middleby may terminate the Merger Agreement and enter into an agreement providing for a superior proposal only if specified conditions have been satisfied, and such a termination would result in Middleby being required to pay Welbilt the Middleby Termination Fee. If the Merger Agreement is terminated and Middleby determines to seek another business combination, Middleby may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger. While Middleby believes these provisions and agreements are reasonable and customary and are not preclusive of other offers, these provisions could discourage a third party that may have an interest in acquiring all or a significant part of Middleby from considering or proposing such acquisition, even if such third party were prepared to pay consideration with a higher value than the merger consideration. These provisions might also result in a potential third party acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

In specified circumstances, Welbilt could terminate the Merger Agreement to accept an alternative proposal.

Welbilt may in certain circumstances terminate the Merger Agreement to enter into an agreement providing for a superior proposal prior to obtaining approval and adoption of the Merger Agreement by the Welbilt stockholders. In such event, Welbilt would be obligated to pay Middleby a termination fee equal to $110 million, but Welbilt would have no further material obligations or liabilities to Middleby relating to or arising out of the Merger Agreement or the Merger. Such termination would deny Middleby and its stockholders any benefits from the Merger and could materially and negatively impact Middleby’s share price.

Because the number of Middleby shares that Welbilt stockholders will be entitled to receive as a result of the Merger will be based on a fixed exchange ratio, and the value of the Middleby shares has fluctuated and will continue to fluctuate, the value of the merger consideration is uncertain.

Upon completion of the Merger, Welbilt stockholders will be entitled to receive 0.1240 shares of Middleby Common Stock in exchange for each outstanding and issued share of Welbilt Common Stock. Because this exchange ratio is fixed and will only be adjusted in certain limited circumstances (including reclassifications, stock splits or combinations, exchanges or readjustments of shares, or stock dividends, recapitalization or similar transactions involving Welbilt or Middleby), any changes in the market value of shares of Middleby Common Stock or Welbilt Common Stock may affect the value that Welbilt stockholders will be entitled to receive upon completion of the Merger. Share price changes may result from a variety of factors, including changes in the business, operations or prospects of Middleby or Welbilt, market assessments of the likelihood that the Merger will be completed, the timing of the Merger, regulatory considerations, general market and economic conditions and other factors.

While the Merger is pending, Middleby will be subject to business uncertainties which could adversely affect its business, results of operations, financial condition and cash flows.

Uncertainty about the effect of the Merger on Middleby’s employees, customers, distributors, suppliers, vendors and other business partners may have an adverse effect on Middleby. These uncertainties may impair the company’s ability to attract, retain and motivate key personnel until the Merger is consummated and for a period thereafter. If, despite its retention efforts, key employees of Middleby depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the combined company’s (or, if the Merger is not consummated, Middleby’s) business could be harmed and its ability to realize the anticipated benefits of the Merger could be adversely affected.

Parties with which Middleby does business may experience uncertainty associated with the Merger, including with respect to current or future business relationships with Middleby. Middleby’s business relationships may be subject to disruption as customers and suppliers may attempt to negotiate changes in existing business relationships or consider entering into business relationships with other parties. These disruptions could have an adverse effect on the business, financial condition, results of operations or prospects of Middleby, including an adverse effect on the anticipated benefits of the Merger. The risk and adverse effect of such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

If completed, the Merger may not achieve its intended results.

Welbilt and Middleby entered into the Merger Agreement with the expectation that the Merger will result in various benefits. Achieving the anticipated benefits of the Merger is subject to several uncertainties, including whether the businesses of Middleby and Welbilt can be integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company’s future business, financial condition, operating results and cash flows.

Welbilt and Middleby may be unable to successfully integrate their respective operations. Failure to successfully integrate the businesses of Welbilt and Middleby in the expected timeframe may adversely affect the future results of the combined company, and, consequently, the value of the Middleby shares that Welbilt stockholders will receive as the merger consideration.

It is possible that the integration process could take longer than anticipated, could give rise to unanticipated costs and could result in the loss of valuable employees, the disruption of each of Welbilt’s and Middleby’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the Merger. The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur prior to the completion of the Merger. Welbilt and Middleby may have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to several uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization.

Middleby and Welbilt may be targets of legal proceedings that could result in substantial costs and may delay or prevent the Merger from being completed.

Although, currently, Middleby is not aware of any legal proceedings having been brought against Welbilt or Middleby in connection with the Merger, securities class action lawsuits, derivative lawsuits and other legal proceedings are often brought against public companies that have entered into merger agreements. Even if such legal proceedings are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Welbilt’s and Middleby’s respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, such injunction may delay or prevent the Merger from being completed, or from being completed within the expected timeframe, which may adversely affect Middleby’s business, financial position and results of operation.

The market price of the Middleby Common Stock after the Merger may be affected by factors different from those currently affecting the market price of Welbilt Common Stock.

Upon completion of the Merger, Welbilt stockholders will no longer be stockholders of Welbilt but will instead become holders of Middleby Common Stock. The businesses of Middleby differ from those of Welbilt in important respects, and, accordingly, the results of operations of Middleby after the Merger, as well as the market price of the Middleby Common Stock, may be affected by factors different from those currently affecting the results of operations of Welbilt. In addition, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, Middleby Common Stock, regardless of Middleby’s actual operating performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
January 3, 2021 to January 30, 2021	—	$—	—	1,476,835
January 31, 2021 to February 27, 2021	—	—	—	1,476,835
February 28, 2021 to April 3, 2021	—	—	—	1,476,835
Quarter ended April 3, 2021	—	$—	—	1,476,835
(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. As of April 3, 2021, the total number of shares authorized for repurchase under the program is 2,500,000. As of April 3, 2021, 1,023,165 shares had been purchased under the 2017 stock repurchase program.
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

Item 6. Exhibits

Exhibits:

Exhibit 2.1 –
Agreement and Plan of Merger, dated as of April 20, 2021, by and among The Middleby Corporation, Welbilt, Inc., Middleby Marshall Inc. and Mosaic Merger Sub, Inc., incorporated by reference to the company's Form 8-K Exhibit 2.1 filed on April 21, 2021.

Exhibit 10.1 –
Voting and Support Agreement, dated as of April 20, 2021, by and among The Middleby Corporation and the Welbilt Significant Stockholders named therein, incorporated by reference to the company's Form 8-K Exhibit 10.1 filed on April 21, 2021.

Exhibit 10.2 –	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors for The Middleby Corporation 2011 Long-Term Incentive Plan.

Exhibit 31.1 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 –	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 101 –	Financial statements on Form 10-Q for the quarter ended April 3, 2021, filed on May 13, 2021, formatted in Inline Extensive Business Reporting Language (iXBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

Exhibit 104 –	Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	May 13, 2021	By:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer