Form 10-Q
period 2021-07-03
MIDDLEBY CORP
filed 2021-08-12
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 3, 2021
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
As of August 6, 2021, there were 55,626,393 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION

QUARTER ENDED JULY 3, 2021

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Jul 3, 2021	Jan 2, 2021
Current assets:
Cash and cash equivalents	$395,562	$268,103
Accounts receivable, net of reserve for doubtful accounts of $18,944 and $19,225	422,409	363,361
Inventories, net	608,570	540,198
Prepaid expenses and other	82,908	81,049
Prepaid taxes	16,476	17,782
Total current assets	1,525,925	1,270,493
Property, plant and equipment, net of accumulated depreciation of $247,497 and $229,871	336,924	344,482
Goodwill	1,932,172	1,934,261
Other intangibles, net of amortization of $440,087 and $403,347	1,406,629	1,450,381
Long-term deferred tax assets	86,910	76,052
Other assets	134,223	126,805
Total assets	$5,422,783	$5,202,474

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$23,260	$22,944
Accounts payable	223,425	182,773
Accrued expenses	485,152	494,541
Total current liabilities	731,837	700,258
Long-term debt	1,795,593	1,706,652
Long-term deferred tax liability	131,658	147,224
Accrued pension benefits	450,298	469,500
Other non-current liabilities	187,521	202,191
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 63,654,275 and 63,651,773 shares issued in 2021 and 2020, respectively	147	147
Paid-in capital	370,816	433,308
Treasury stock, at cost; 8,027,327 and 8,013,296 shares in 2021 and 2020	(539,496)	(537,134)
Retained earnings	2,783,659	2,568,756
Accumulated other comprehensive loss	(489,250)	(488,428)
Total stockholders' equity	2,125,876	1,976,649
Total liabilities and stockholders' equity	$5,422,783	$5,202,474

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jul 3, 2021	Jun 27, 2020	Jul 3, 2021	Jun 27, 2020
Net sales	$808,773	$471,977	$1,566,831	$1,149,436
Cost of sales	505,047	318,851	987,231	746,120
Gross profit	303,726	153,126	579,600	403,316
Selling, general and administrative expenses	165,711	111,824	320,668	255,766
Restructuring expenses	1,011	2,184	1,805	3,018
Loss (gain) on sale of plant	287	—	(763)	—
Income from operations	136,717	39,118	257,890	144,532
Interest expense and deferred financing amortization, net	14,222	21,750	30,289	37,463
Net periodic pension benefit (other than service costs)	(11,532)	(9,766)	(22,905)	(19,855)
Other (income) expense, net	(469)	382	(2,160)	3,708
Earnings before income taxes	134,496	26,752	252,666	123,216
Provision for income taxes	13,911	5,590	42,818	28,275
Net earnings	$120,585	$21,162	$209,848	$94,941

Net earnings per share:
Basic	$2.18	$0.39	$3.80	$1.72
Diluted	$2.13	$0.39	$3.73	$1.72
Weighted average number of shares
Basic	55,230	54,935	55,222	55,165
Dilutive common stock equivalents	1,443	22	1,098	12
Diluted	56,673	54,957	56,320	55,177
Comprehensive income	$121,935	$35,862	$209,026	$50,314

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, April 3, 2021	$147	$361,487	$(538,896)	$2,663,074	$(490,600)	$1,995,212
Net earnings	—	—	—	120,585	—	120,585
Currency translation adjustments	—	—	—	—	(505)	(505)
Change in unrecognized pension benefit costs, net of tax of $254	—	—	—	—	1,152	1,152
Unrealized gain on interest rate swap, net of tax of $245	—	—	—	—	703	703
Stock compensation	—	9,329	—	—	—	9,329
Purchase of treasury stock	—	—	(600)	—	—	(600)
Balance, July 3, 2021	$147	$370,816	$(539,496)	$2,783,659	$(489,250)	$2,125,876

Balance, January 2, 2021	$147	$433,308	$(537,134)	$2,568,756	$(488,428)	$1,976,649
Net earnings	—	—	—	209,848	—	209,848
Adoption of ASU 2020-06 (1)	—	(79,430)	—	5,055	—	(74,375)
Currency translation adjustments	—	—	—	—	(11,119)	(11,119)
Change in unrecognized pension benefit costs, net of tax of $(623)	—	—	—	—	(2,818)	(2,818)
Unrealized gain on interest rate swap, net of tax of $4,572	—	—	—	—	13,115	13,115
Stock compensation	—	16,938	—	—	—	16,938
Purchase of treasury stock	—	—	(2,362)	—	—	(2,362)
Balance, July 3, 2021	$147	$370,816	$(539,496)	$2,783,659	$(489,250)	$2,125,876

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

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, March 28, 2020	$145	$395,442	$(525,862)	$2,435,241	$(410,260)	$1,894,706
Net earnings	—	—	—	21,162	—	21,162
Currency translation adjustments	—	—	—	—	19,852	19,852
Change in unrecognized pension benefit costs, net of tax of $(532)	—	—	—	—	(2,491)	(2,491)
Unrealized (loss) on interest rate swap, net of tax of $(964)	—	—	—	—	(2,661)	(2,661)
Stock compensation	—	4,963	—	—	—	4,963
Stock issuance	—	6,235	—	—	—	6,235
Purchase of treasury stock	—	—	(2,249)	—	—	(2,249)
Balance, June 27, 2020	$145	$406,640	$(528,111)	$2,456,403	$(395,560)	$1,939,517

Balance, December 28, 2019	$145	$387,402	$(451,262)	$2,361,462	$(350,933)	$1,946,814
Net earnings	—	—	—	94,941	—	94,941
Currency translation adjustments	—	—	—	—	(29,064)	(29,064)
Change in unrecognized pension benefit costs, net of tax of $2,591	—	—	—	—	12,317	12,317
Unrealized (loss) on interest rate swap, net of tax of $(10,263)	—	—	—	—	(27,880)	(27,880)
Stock compensation	—	9,122	—	—	—	9,122
Stock issuance	—	10,116	—	—	—	10,116
Purchase of treasury stock	—	—	(76,849)	—	—	(76,849)
Balance, June 27, 2020	$145	$406,640	$(528,111)	$2,456,403	$(395,560)	$1,939,517

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	Jul 3, 2021	Jun 27, 2020
Cash flows from operating activities--
Net earnings	$209,848	$94,941
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	60,042	54,210
Non-cash share-based compensation	16,938	9,122
Deferred income taxes	(5,997)	11,975
Net periodic pension benefit (other than service costs)	(22,905)	(19,855)
Gain on sale of plant	(763)	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(63,502)	137,208
Inventories, net	(68,049)	(11,398)
Prepaid expenses and other assets	11,702	13,707
Accounts payable	41,521	(54,169)
Accrued expenses and other liabilities	(6,454)	(70,981)
Net cash provided by operating activities	172,381	164,760
Cash flows from investing activities--
Net additions to property, plant and equipment	(19,311)	(22,712)
Proceeds on sale of property, plant and equipment	5,948	9,381
Acquisitions, net of cash acquired	(10,859)	(29,850)
Net cash used in investing activities	(24,222)	(43,181)
Cash flows from financing activities--
Proceeds under Credit Facility	18,995	2,547,306
Repayments under Credit Facility	(29,870)	(2,025,355)
Net proceeds under international credit facilities	169	2,989
Net repayments under other debt arrangement	(148)	(23)
Payments of deferred purchase price	(5,515)	(2,145)
Repurchase of treasury stock	(2,362)	(76,849)
Debt issuance costs on Credit Facility	—	(7,592)
Net cash (used in) provided by financing activities	(18,731)	438,331
Effect of exchange rates on cash and cash equivalents	(1,969)	(4,690)
Changes in cash and cash equivalents--
Net increase in cash and cash equivalents	127,459	555,220
Cash and cash equivalents at beginning of year	268,103	94,500
Cash and cash equivalents at end of period	$395,562	$649,720

See accompanying notes

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 3, 2021
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
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of July 3, 2021 and January 2, 2021, the results of operations for the three and six months ended July 3, 2021 and June 27, 2020, cash flows for the six months ended July 3, 2021 and June 27, 2020 and statement of stockholders' equity for the three and six months ended July 3, 2021 and June 27, 2020.
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
b)Non-Cash Share-Based Compensation
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $9.3 million and $5.0 million for the three months period ended July 3, 2021 and June 27, 2020, respectively. Non-cash share-based compensation expense was $16.9 million and $9.1 million for the six months period ended July 3, 2021 and June 27, 2020, respectively.
c)Income Taxes
A tax provision of $13.9 million, at an effective rate of 10.3% was recorded during the three months period ended July 3, 2021, as compared to a $5.6 million tax provision at an effective rate of 20.9% in the prior year period. A tax provision of $42.8 million, at an effective rate of 16.9%, was recorded during the six months period ended July 3, 2021, as compared to a $28.3 million tax provision at a 22.9% effective rate in the prior year period.
In the three months period ended July 3, 2021 the Company recorded several discrete tax benefits, including a deferred tax benefit for the enacted future UK tax rate change from 19% to 25% and tax benefits for amended U.S. tax returns to retroactively apply the GILTI high-tax exception election back to 2018 and to claim additional tax credits in 2017. The discrete tax items caused a reduction in the effective rate from the comparable prior year periods. When excluding the discrete tax adjustments, the 2021 rate was approximately 24.5%.

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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of July 3, 2021
Financial Assets:
Interest rate swaps	$—	$1,188	$—	$1,188

Financial Liabilities:
Interest rate swaps	$—	$34,594	$—	$34,594
Contingent consideration	$—	$—	$25,231	$25,231
Foreign exchange derivative contracts	$—	$325	$—	$325

As of January 2, 2021
Financial Liabilities:
Interest rate swaps	$—	$51,093	$—	$51,093
Contingent consideration	$—	$—	$25,558	$25,558
Foreign exchange derivative contracts	$—	$2,191	$—	$2,191
The contingent consideration as of July 3, 2021 and January 2, 2021, relates to the earnout provisions recorded in conjunction with various purchase agreements. The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings, as defined in the respective purchase agreement. On a quarterly basis, the company assesses the projected results for each acquired business in comparison to the earnout targets and adjusts the liability accordingly.
e)    Consolidated Statements of Cash Flows
Cash paid for interest was $26.8 million and $32.9 million for the six months ended July 3, 2021 and June 27, 2020, respectively. Cash payments totaling $42.8 million and $8.0 million were made for income taxes for the six months ended July 3, 2021 and June 27, 2020, respectively.

f)    Earnings Per Share
“Basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding and other dilutive securities.
The company’s potentially dilutive securities consist of shares issuable on vesting of restricted stock grants computed using the treasury method and amounted to 12,656 and 22,488 for the three months ended July 3, 2021, and June 27, 2020, respectively. The company’s potentially dilutive securities consist of shares issuable on vesting of restricted stock grants computed using the treasury method and amounted to 10,463 and 12,261 for the six months ended July 3, 2021, and June 27, 2020, respectively. For the six months ended July 3, 2021, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes (as defined below) resulting in 1,430,308 and 1,087,320 diluted common stock equivalents to be included in the diluted net earnings per share for the three and six months ended July 3, 2021, respectively. There have been no conversions to date. See Note 12, Financing Arrangements for further details on the Convertible Notes. There were no anti-dilutive restricted stock grants excluded from common stock equivalents in any period presented.

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

The company completed no acquisitions that were accounted for as business combinations during the six months ended July 3, 2021.
2020 Acquisitions
During 2020, the company completed various acquisitions that were not individually material. The estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition dates for the 2020 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$14,647	$—	$14,647
Current assets	43,670	(13,391)	30,279
Property, plant and equipment	3,014	(241)	2,773
Goodwill	55,335	4,124	59,459
Other intangibles	63,201	(4,375)	58,826
Other assets	6,121	52	6,173
Current liabilities	(54,478)	13,040	(41,438)
Long-term deferred tax liability	(123)	—	(123)
Other non-current liabilities	(21,902)	791	(21,111)

Consideration paid at closing	$109,485	$—	$109,485

Deferred payments	8,666	(468)	8,198
Contingent consideration	16,144	(836)	15,308

Net assets acquired and liabilities assumed	$134,295	$(1,304)	$132,991
The long-term deferred tax liability amounted to $0.1 million and is related to the difference between the book and tax basis on other assets and liability accounts.
The goodwill and $15.7 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $10.6 million allocated to customer relationships, $26.2 million allocated to developed technology and $6.3 million allocated to backlog, which are being amortized over periods of 6 to 9 years, 6 to 12 years, and 3 to 9 months, respectively. Goodwill of $59.5 million and other intangibles of $58.8 million of the companies are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Of these assets, goodwill of $24.4 million and intangibles of $58.5 million are expected to be deductible for tax purposes.

Several purchase agreements include deferred payment and earnout provisions providing for contingent payments due to the sellers to the extent certain financial targets are exceeded. The deferred payments are payable between 2021 and 2022. The contractual obligations associated with the deferred payments on the acquisition date amount to $8.2 million. The earnouts are payable between 2021 and 2023, if the company exceeds certain sales and earnings targets. The contractual obligations associated with the contingent earnout provisions recognized on the acquisition date amount to $15.3 million.
The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the company is waiting for additional information necessary to finalize those fair values for various 2020 acquisitions. Thus, the provisional measurements of fair value set forth above are subject to change. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.
Pro Forma Financial Information

In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the six months ended July 3, 2021 and June 27, 2020, assumes the 2020 acquisitions described above were completed on December 29, 2019 (first day of fiscal year 2020). The following pro forma results include adjustments to reflect amortization of intangibles associated with the acquisition and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Six Months Ended
	July 3, 2021	June 27, 2020
Net sales	$1,566,831	$1,172,900
Net earnings	213,641	88,341

Net earnings per share:
Basic	$3.87	$1.60
Diluted	$3.79	$1.60

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

Accounting Pronouncements - To be adopted
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting". Subject to meeting certain criteria, ASU 2020-04 provides optional expedients and exceptions to applying contract modification accounting under existing generally accepted accounting principles, for contracts that are modified to address the expected phase out of the London Inter-bank Offered Rate (“LIBOR”) by the end of 2021. Some of the Company’s contracts with respect to its borrowings and interest rate swap contracts already contain comparable alternative reference rates that would automatically take effect upon the phasing out of LIBOR, while for others, the company anticipates negotiating comparable replacement rates with its counterparties.  In January 2021, the FASB issued ASU 2021-01 to provide supplemental guidance and to further clarify the scope. This guidance is effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The company is currently evaluating the impacts the adoption of this guidance will have on its Consolidated Financial Statements and disclosures.
On May 3, 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The company is currently evaluating the impacts the adoption of this guidance will have on its Consolidated Financial Statements and disclosures.

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Three Months Ended July 3, 2021
United States and Canada	$359,026	$95,484	$113,334	$567,844
Asia	47,641	2,453	1,858	51,952
Europe and Middle East	90,751	21,750	53,205	165,706
Latin America	11,360	10,321	1,590	23,271
Total	$508,778	$130,008	$169,987	$808,773

Six Months Ended July 3, 2021
United States and Canada	$697,863	$175,134	$221,908	$1,094,905
Asia	97,360	6,456	4,890	108,706
Europe and Middle East	172,768	42,175	105,049	319,992
Latin America	21,942	18,737	2,549	43,228
Total	$989,933	$242,502	$334,396	$1,566,831

Three Months Ended June 27, 2020
United States and Canada	$195,899	$72,762	$81,724	$350,385
Asia	27,548	6,110	900	34,558
Europe and Middle East	39,852	19,104	21,506	80,462
Latin America	4,201	3,587	(1,216)	6,572
Total	$267,500	$101,563	$102,914	$471,977

Six Months Ended June 27, 2020
United States and Canada	$502,409	$145,644	$166,798	$814,851
Asia	65,072	13,749	1,878	80,699
Europe and Middle East	119,584	38,451	64,971	223,006
Latin America	23,559	7,985	(664)	30,880
Total	$710,624	$205,829	$232,983	$1,149,436

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Jul 3, 2021	Jan 2, 2021
Contract assets	$23,356	$20,328
Contract liabilities	$111,657	$93,871
Non-current contract liabilities	$12,697	$13,523

During the six months period ended July 3, 2021, the company reclassified $11.3 million to receivables, which was included in the contract asset balance at the beginning of the period. During the six months period ended July 3, 2021, the company recognized revenue of $68.5 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $98.5 million during the six months period ended July 3, 2021. Substantially, all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during the six months period ended July 3, 2021.

6)    Other Comprehensive Income
The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income".
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of January 2, 2021	$(49,961)	$(400,919)	$(37,548)	$(488,428)
Other comprehensive income before reclassification	(11,119)	(2,818)	2,885	(11,052)
Amounts reclassified from accumulated other comprehensive income	—	—	10,230	10,230
Net current-period other comprehensive income	$(11,119)	$(2,818)	$13,115	$(822)
Balance as of July 3, 2021	$(61,080)	$(403,737)	$(24,433)	$(489,250)

Balance as of December 28, 2019	$(105,705)	$(228,336)	$(16,892)	$(350,933)
Other comprehensive income before reclassification	(29,064)	12,317	(33,141)	(49,888)
Amounts reclassified from accumulated other comprehensive income	—	—	5,261	5,261
Net current-period other comprehensive income	$(29,064)	$12,317	$(27,880)	$(44,627)
Balance as of June 27, 2020	$(134,769)	$(216,019)	$(44,772)	$(395,560)
(1) As of July 3, 2021, pension and interest rate swap amounts are net of tax of $(89.7) million and $(8.5) million, respectively. During the six months ended July 3, 2021, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $(0.6) million and $4.6 million, respectively. As of June 27, 2020 pension and interest rate swap amounts are net of tax of $(46.0) million and $(16.2) million, respectively. During the six months ended June 27, 2020, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $2.6 million and $(10.3) million, respectively.
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jul 3, 2021	Jun 27, 2020	Jul 3, 2021	Jun 27, 2020
Net earnings	$120,585	$21,162	$209,848	$94,941
Currency translation adjustment	(505)	19,852	(11,119)	(29,064)
Pension liability adjustment, net of tax	1,152	(2,491)	(2,818)	12,317
Unrealized gain (loss) on interest rate swaps, net of tax	703	(2,661)	13,115	(27,880)
Comprehensive income	$121,935	$35,862	$209,026	$50,314
7)    Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at July 3, 2021 and January 2, 2021 are as follows (in thousands):

	Jul 3, 2021	Jan 2, 2021
Raw materials and parts	$323,211	$263,200
Work-in-process	61,029	55,104
Finished goods	224,330	221,894
	$608,570	$540,198

8)    Goodwill
Changes in the carrying amount of goodwill for the six months ended July 3, 2021 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of January 2, 2021	$1,228,436	$255,798	$450,027	$1,934,261
Measurement period adjustments to goodwill acquired in prior year	2,686	—	—	2,686
Exchange effect	(3,921)	(2,474)	1,620	(4,775)
Balance as of July 3, 2021	$1,227,201	$253,324	$451,647	$1,932,172

The annual impairment assessment for goodwill and indefinite-lived intangible assets is performed as of the first day of the fourth quarter and since that assessment the company does not believe there are any indicators of impairment requiring subsequent analysis. This is supported by the review of order rates, backlog levels and financial performance across business segments.

9)    Intangibles

Intangible assets consist of the following (in thousands):

	July 3, 2021			January 2, 2021
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	8.2	$731,873	$(377,446)	8.5	$735,264	$(347,029)
Backlog	0.0	35,578	(35,578)	0.3	34,729	(31,924)
Developed technology	9.3	62,391	(27,063)	10.0	56,931	(24,394)
		$829,842	$(440,087)		$826,924	$(403,347)
Indefinite-lived assets:
Trademarks and tradenames		$1,016,874			$1,026,804

The aggregate intangible amortization expense was $17.9 million and $17.6 million for the three months period ended July 3, 2021 and June 27, 2020, respectively. The aggregate intangible amortization expense was $36.7 million and $34.5 million for the six months period ended July 3, 2021 and June 27, 2020, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Twelve Month Period coinciding with the end of the company's Fiscal Second Quarter	Amortization Expense

2022	$64,709
2023	59,217
2024	51,782
2025	40,164
2026	37,389
Thereafter	136,494
$389,755

10)    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Jul 3, 2021	Jan 2, 2021
Contract liabilities	$111,657	$93,871
Accrued payroll and related expenses	91,512	93,926
Accrued warranty	76,372	69,667
Accrued customer rebates	43,010	43,703
Accrued short-term leases	22,249	22,493
Accrued sales and other tax	17,185	22,030
Accrued professional fees	17,112	12,133
Accrued agent commission	12,780	11,105
Accrued product liability and workers compensation	11,275	12,909
Accrued interest rate swaps	9,823	14,075
Accrued liabilities held for sale	—	22,313
Other accrued expenses	72,177	76,316

	$485,152	$494,541

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
A rollforward of the warranty reserve is as follows (in thousands):

Six Months Ended
Jul 3, 2021
Balance as of January 2, 2021	$69,667
Warranty expense	36,536
Warranty claims	(29,831)
Balance as of July 3, 2021	$76,372

12)    Financing Arrangements

	Jul 3, 2021	Jan 2, 2021
	(in thousands)
Senior secured revolving credit line	$753,500	$755,000
Term loan facility	326,563	335,938
Convertible senior notes	732,961	632,847
Foreign loans	4,587	4,421
Other debt arrangement	1,242	1,390
Total debt	1,818,853	1,729,596
Less: Current maturities of long-term debt	23,260	22,944
Long-term debt	$1,795,593	$1,706,652

Credit Facility
On January 31, 2020, the company entered into an amended and restated five-year, $3.5 billion multi-currency senior secured credit agreement (as amended as described below, the "Credit Facility"). On August 21, 2020, the company entered into an amendment to the Credit Facility, prepaying $400.0 million aggregate principal amount of its term loan obligations owed. The Credit Facility, as amended, is in an aggregate principal amount of $3.1 billion, consisting of (i) a $350 million term loan facility and (ii) a $2.75 billion multi-currency revolving credit facility. The Credit Facility matures on January 31, 2025. The term loan facility amortizes in equal quarterly installments due on the last day of each fiscal quarter in an aggregate annual amount equal to 2.50% of the original aggregate principal amount of the term loan facility, with the balance, plus any accrued interest, due and payable on January 31, 2025. As of July 3, 2021, the company had $1.1 billion of borrowings outstanding under the Credit Facility, including $753.5 million of borrowings in U.S. Dollars and $326.6 million outstanding under the term loan. The company also had $2.4 million in outstanding letters of credit as of July 3, 2021, which reduces the borrowing availability under the Credit Facility.
At July 3, 2021, borrowings under the Credit Facility accrued interest at a rate of 1.625% above LIBOR per annum or 1.00% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 3.62% at the end of the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.25% per annum as of July 3, 2021. The term loan facility had an average interest rate per annum, inclusive of hedging instruments, of 2.90% as of July 3, 2021.
In addition, the company has other international credit facilities to fund working capital needs outside the United States. At July 3, 2021, these foreign credit facilities amounted to $4.6 million in U.S. Dollars with a weighted average per annum interest rate of approximately 7.29%.

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

	Jul 3, 2021		Jan 2, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt excluding convertible senior notes	$1,085,892	$1,085,892	$1,096,749	$1,096,749
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At July 3, 2021, the company had outstanding floating-to-fixed interest rate swaps totaling $260.0 million notional amount carrying an average interest rate of 2.36% maturing in less than 12 months and $802.0 million notional amount carrying an average interest rate of 1.91% that mature in more than 12 months but less than 68 months.
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operation, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

The terms of the Credit Facility, as amended, limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00, (ii) a maximum Total Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 5.50 to 1.00, and (iii) a maximum Secured Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 3.50 to 1.00; which may be adjusted to 4.00 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At July 3, 2021, the company was in compliance with all covenants pursuant to its borrowing agreements.

Convertible Notes
The following table summarizes the outstanding principal amount and carrying value of the Convertible Notes:

	Jul 3, 2021	Jan 2, 2021
	(in thousands)
Principal amounts:
Principal	$747,500	$747,500
Unamortized debt discounts	—	(98,358)
Unamortized issuance costs	(14,539)	(16,295)
Net carrying amount	$732,961	$632,847

The following table summarizes total interest expense recognized related to the Convertible Notes:

	Three Months Ended	Six Months Ended
	Jul 3, 2021	Jul 3, 2021
Contractual interest expense	$1,869	$3,759
Interest cost related to amortization of issuance costs	873	1,756
Total interest expense	$2,742	$5,515

On August 21, 2020, the company issued $747.5 million aggregate principal amount of 1.00% Convertible Senior Notes maturing on September 1, 2025 (the "Convertible Notes") in a private offering pursuant to an indenture, dated August 21, 2020 (the "Indenture"), between the company and U.S. Bank National Association, as trustee. The Convertible Notes are general unsecured obligations of the company and bear interest semi-annually in arrears. The estimated fair value of the Convertible Notes was $1.1 billion as of July 3, 2021 and was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 1 (d), Fair Value Measurements of this Quarterly Report on Form 10-Q. The if-converted value of the Convertible Notes exceeded their respective principal value by $262.4 million as of July 3, 2021.
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
The Convertible Notes were issued pursuant to the Indenture and bear interest semi-annually in arrears at a rate of 1.00% per annum on March 1 and September 1 of each year. The Convertible Notes are convertible based upon an initial conversion rate of 7.7746 shares of the company's common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $128.62 per share of the company's common stock. The conversion rate will be subject to adjustment upon occurrence of certain specified events in accordance with the Indenture but will not be adjusted for accrued and unpaid interest. Additionally, in the event of a Fundamental Change (as defined in the Indenture), holders of the Convertible Notes may require the company to repurchase all or a portion of their Convertible Notes at a price equal to 100.0% of the principal amount of Convertible Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. Upon conversion, the company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the company's election, in respect of the remainder, if any, of the company's conversion obligation in excess of the aggregate principal amount of the notes being converted.
The Convertible Notes will mature on September 1, 2025 unless they are redeemed, repurchased or converted prior to such date in accordance with their terms. The company may settle the conversions of the Convertible Notes in cash, shares of the company's common stock or any combination thereof at its election. The number of shares of the company's common stock issuable at the conversion price of $128.62 per share is expected to be 5.8 million shares. As of July 3, 2021, there have been no conversions to date. For the six months ended July 3, 2021, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes resulting in 1,087,320 diluted common stock equivalents to be included in the diluted net earnings per share for the period.
The Indenture includes customary terms and covenants, including certain events of default after which the Convertible Notes may become due and payable immediately.

Capped Call Transactions
In conjunction with the pricing of the Convertible Notes, the company entered into privately negotiated capped call transactions in the aggregate amount of $104.7 million ("Capped Call Transactions"). The Capped Call Transactions are expected generally to reduce the potential dilution and/or offset the cash payments the company is required to make in excess of the principal amount of the Convertible Notes upon conversion of the Convertible Notes in the event that the market price per share of the company's common stock is greater than the strike price of the Capped Call Transactions (which initially corresponds to the initial conversion price of the Convertible Notes and is subject to certain adjustments under the terms of the Capped Call Transactions), with such reduction and/or offset subject to a cap based on the cap price of the Capped Call Transactions. Under the Capped Call Transactions, the number of shares of common stock issuable at the conversion price of $207.93 is expected to be 3.6 million shares. As of July 3, 2021, there have been no conversions to date. The Capped Call Transactions cover the number of shares of the company's common stock underlying the Convertible Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes.

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
Foreign Exchange: The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The fair value of the forward and option contracts was a loss of $0.3 million at the end of the second quarter of 2021.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of July 3, 2021, the fair value of these instruments was a liability of $33.4 million. The change in fair value of these swap agreements in the first six months of 2021 was a gain of $13.1 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Jul 3, 2021	Jan 2, 2021
Fair value	Other assets	$1,188	$—
Fair value	Accrued expenses	$9,823	$14,075
Fair value	Other non-current liabilities	$24,771	$37,018

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Six Months Ended
	Presentation of Gain/(loss)	Jul 3, 2021	Jun 27, 2020	Jul 3, 2021	Jun 27, 2020
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$(4,259)	$(7,619)	$7,457	$(43,404)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(5,207)	$(3,994)	$(10,230)	$(5,261)
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
Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jul 3, 2021		Jun 27, 2020		Jul 3, 2021		Jun 27, 2020
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$508,778	62.9%	$267,500	56.7%	$989,933	63.2%	$710,624	61.8%
Food Processing	130,008	16.1	101,563	21.5	242,502	15.5	205,829	17.9
Residential Kitchen	169,987	21.0	102,914	21.8	334,396	21.3	232,983	20.3
Total	$808,773	100.0%	$471,977	100.0%	$1,566,831	100.0%	$1,149,436	100.0%

The following table summarizes the results of operations for the company's business segments (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other (1)	Total
Three Months Ended July 3, 2021
Net sales	$508,778	$130,008	$169,987	$—	$808,773
Income (loss) from operations (2, 3, 4)	109,944	26,961	33,910	(34,098)	136,717
Depreciation expense	5,993	1,337	2,738	99	10,167
Amortization expense (5)	14,246	1,834	1,784	1,579	19,443
Net capital expenditures	6,013	1,505	2,873	195	10,586

Six Months Ended July 3, 2021
Net sales	$989,933	$242,502	$334,396	$—	$1,566,831
Income (loss) from operations (2, 3, 4)	206,260	46,623	63,766	(58,759)	257,890
Depreciation expense	11,786	2,652	5,512	354	20,304
Amortization expense (5)	29,450	3,677	3,556	3,055	39,738
Net capital expenditures	11,208	2,433	5,129	541	19,311

Total assets	$3,326,410	$631,845	$1,243,477	$221,051	$5,422,783

Three Months Ended June 27, 2020
Net sales	$267,500	$101,563	$102,914	$—	$471,977
Income (loss) from operations (2, 3)	26,974	19,583	6,526	(13,965)	39,118
Depreciation expense	5,307	1,363	2,794	4	9,468
Amortization expense (5)	12,894	2,000	2,737	512	18,143
Net capital expenditures	12,187	594	750	—	13,531

Six Months Ended June 27, 2020
Net sales	$710,624	$205,829	$232,983	$—	$1,149,436
Income (loss) from operations (2, 3)	115,581	34,941	19,234	(25,224)	144,532
Depreciation expense	10,207	2,699	5,777	15	18,698
Amortization expense (5)	25,334	3,700	5,457	1,021	35,512
Net capital expenditures	16,873	2,423	3,295	121	22,712

Total assets	$3,149,853	$617,638	$1,119,685	$527,525	$5,414,701

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
(4)Gain (loss) on sale of plants are included in Commercial Foodservice and Residential Kitchen.
(5)Includes amortization of deferred financing costs and Convertible Notes issuance costs.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Jul 3, 2021	Jun 27, 2020
United States and Canada	$332,341	$309,764
Asia	22,623	21,935
Europe and Middle East	194,494	154,020
Latin America	8,599	6,230
Total international	$225,716	$182,185
	$558,057	$491,949

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

The company maintains several pension plans related to AGA and its subsidiaries (collectively, the "AGA Group"), the most significant being the Aga Rangemaster Group Pension Scheme in the United Kingdom.  Membership in the plan on a defined benefit basis of pension provision was closed to new entrants in 2001.  The plan became open to new entrants on a defined contribution basis of pension provision in 2002, but was generally closed to new entrants on this basis during 2014. In December 2020, it was agreed that the Group Pension Scheme would be closed to future pension accruals effective April 5, 2021.

The other, much smaller, defined benefit pension plans operating within the AGA Group cover employees in France and the United Kingdom. All pension plan assets are held in separate trust funds although the net defined benefit pension obligations are included in the company's consolidated balance sheet.

The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended		Six Months Ended
	Jul 3, 2021	Jun 27, 2020	Jul 3, 2021	Jun 27, 2020
Net Periodic Pension Benefit:
Service cost	$196	$624	$390	$1,269
Interest cost	4,350	6,212	8,640	12,630
Expected return on assets	(19,804)	(17,405)	(39,335)	(35,387)
Amortization of net loss (gain)	3,196	810	6,348	1,647
Amortization of prior service cost (credit)	726	617	1,442	1,255
	$(11,336)	$(9,142)	$(22,515)	$(18,586)

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

16)    Restructuring
Commercial Foodservice Equipment Group

During the fiscal years 2020 and 2019, the company undertook cost reduction initiatives related to the Commercial Foodservice Equipment Group including headcount reductions and facility consolidations. These actions resulted in expenses of $0.5 million and $1.6 million in the three months ended July 3, 2021 and June 27, 2020, respectively, primarily for severance related to headcount reductions and facility consolidations. For the six months period ended July 3, 2021 and June 27, 2020 the expenses for these actions amounted to $0.9 million and $2.1 million, respectively. These expenses are reflected in restructuring expenses in the Condensed Consolidated Statements of Comprehensive Income. The realization of cost savings from the restructuring initiatives began in 2020 with an expected annual savings of approximately $20.0 million. At July 3, 2021, the restructuring obligations accrued for these initiatives are immaterial and will substantially be complete by the end of fiscal 2021.

The restructuring expenses for the other segments of the company were not material during the period.

17)    Share Repurchases
The company treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. For the three and six months ended July 3, 2021, the company repurchased 3,558 and 14,031 shares of its common stock, respectively, that were surrendered to the company for withholding taxes related to restricted stock vestings for $0.6 million and $2.4 million, respectively. These withheld shares are not considered common stock repurchases under the authorized common stock repurchase plan and accordingly are not included in the common stock repurchase totals disclosed below.

In November 2017, the company's Board of Directors approved a stock repurchase program authorizing the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. During 2020, the company repurchased 896,965 shares of its common stock under the program for $69.7 million, including applicable commissions, which represented an average price of $77.70. As of July 3, 2021, 1,023,165 shares had been purchased under the 2017 stock repurchase program and 1,476,835 remain authorized for repurchase.

18)    Subsequent Events

Novy Acquisition

On July 12, 2021, Middleby announced the acquisition of Novy Invest NV, a leading manufacturer of premium residential ventilation hoods and cooktops based in Belgium for a purchase price of approximately $270.0 million.

Termination of Welbilt Merger

As previously disclosed, on April 20, 2021, Middleby, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Welbilt, Inc., a Delaware corporation (“Welbilt”), Middleby Marshall Inc., a Delaware corporation and a direct wholly owned subsidiary of Middleby (“Acquiror”), and Mosaic Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Acquiror (“Merger Sub”), which provided that, upon the terms and subject to the conditions set forth therein, Merger Sub would merge with and into Welbilt, with Welbilt surviving as an indirect, wholly-owned subsidiary of Middleby.

On July 13, 2021, Middleby announced that, under the terms of the Merger Agreement, it would not exercise its right to propose any modifications to the terms of the Merger Agreement and would allow the five-day match period to expire. Accordingly, on July 14, 2021, Welbilt delivered to Middleby a written notice terminating the Merger Agreement in accordance with Section 7.1(c)(iii) of the Merger Agreement and, concurrently with Middleby’s receipt of the termination fee of $110.0 million in cash from Welbilt, the Merger Agreement was terminated on July 14, 2021.

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

Termination of Welbilt Merger

As previously disclosed, on April 20, 2021, Middleby, entered into a Merger Agreement with Welbilt, Acquiror and Merger Sub, which provided that, upon the terms and subject to the conditions set forth therein, Merger Sub would merge with and into Welbilt, with Welbilt surviving as an indirect, wholly-owned subsidiary of Middleby.

On July 13, 2021, Middleby announced that, under the terms of the Merger Agreement, it would not exercise its right to propose any modifications to the terms of the Merger Agreement and would allow the five-day match period to expire. Accordingly, on July 14, 2021, Welbilt delivered to Middleby a written notice terminating the Merger Agreement in accordance with Section 7.1(c)(iii) of the Merger Agreement and, concurrently with Middleby’s receipt of the termination fee of $110 million in cash from Welbilt, the Merger Agreement was terminated on July 14, 2021.

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jul 3, 2021		Jun 27, 2020		Jul 3, 2021		Jun 27, 2020
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$508,778	62.9%	$267,500	56.7%	$989,933	63.2%	$710,624	61.8%
Food Processing	130,008	16.1	101,563	21.5	242,502	15.5	205,829	17.9
Residential Kitchen	169,987	21.0	102,914	21.8	334,396	21.3	232,983	20.3
Total	$808,773	100.0%	$471,977	100.0%	$1,566,831	100.0%	$1,149,436	100.0%

Results of Operations
 The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended		Six Months Ended
	Jul 3, 2021	Jun 27, 2020	Jul 3, 2021	Jun 27, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.4	67.6	63.0	64.9
Gross profit	37.6	32.4	37.0	35.1
Selling, general and administrative expenses	20.5	23.7	20.5	22.3
Restructuring	0.1	0.5	0.1	0.3
Income from operations	17.0	8.2	16.4	12.5
Interest expense and deferred financing amortization, net	1.8	4.6	1.9	3.4
Net periodic pension benefit (other than service costs)	(1.4)	(2.1)	(1.5)	(1.7)
Other (income) expense, net	(0.1)	0.1	(0.1)	0.3
Earnings before income taxes	16.7	5.6	16.1	10.5
Provision for income taxes	1.7	1.2	2.7	2.5
Net earnings	15.0%	4.4%	13.4%	8.0%

Three Months Ended July 3, 2021 as compared to Three Months Ended June 27, 2020

NET SALES. Net sales for the three months period ended July 3, 2021 increased by $336.8 million or 71.4% to $808.8 million as compared to $472.0 million in the three months period ended June 27, 2020. Net sales increased by $15.6 million, or 3.3%, from the fiscal 2020 acquisitions of Wild Goose and United Foodservice Equipment Zhuhai. Excluding acquisitions and a disposition, net sales increased $324.2 million, or 69.1%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended July 3, 2021 increased net sales by approximately $20.5 million or 4.4%. Excluding the impact of foreign exchange, acquisitions and a disposition, sales increased 64.8% for the three months period ended July 3, 2021 as compared to the prior year period, including a net sales increase of 80.4% at the Commercial Foodservice Equipment Group, a net sales increase of 25.1% at the Food Processing Equipment Group and a net sales increase of 63.1% at the Residential Kitchen Equipment Group.

•Net sales of the Commercial Foodservice Equipment Group increased by $241.3 million, or 90.2%, to $508.8 million in the three months period ended July 3, 2021, as compared to $267.5 million in the prior year period. Net sales from the acquisitions of Wild Goose and United Foodservice Equipment Zhuhai, which were acquired on December 7, 2020, and December 18, 2020, respectively, accounted for an increase of $15.6 million during the three months period ended July 3, 2021. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $225.7 million, or 84.4%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $215.2 million or 80.4% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $163.1 million, or 83.3%, to $359.0 million, as compared to $195.9 million in the prior year period. This includes an increase of $11.6 million from recent acquisitions. Excluding the acquisitions, the net increase in domestic sales was $151.5 million, or 77.3%. International sales increased $78.2 million, or 109.2%, to $149.8 million, as compared to $71.6 million in the prior year period. This includes an increase of $4.0 million from the recent acquisitions and an increase of $10.5 million related to the favorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $63.7 million, or 89.0%. The increase in domestic and international sales is related to improvements in market conditions and consumer demand, as the prior year period was significantly impacted by the COVID-19 pandemic.

•Net sales of the Food Processing Equipment Group increased by $28.4 million, or 28.0%, to $130.0 million in the three months period ended July 3, 2021, as compared to $101.6 million in the prior year period. Excluding the impact of foreign exchange, net sales increased $25.5 million, or 25.1% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $22.7 million, or 31.2%, to $95.5 million, as compared to $72.8 million in the prior year period. The increase in domestic sales reflects growth primarily driven by both protein and bakery products. International sales increased $5.7 million, or 19.8%, to $34.5 million, as compared to $28.8 million in the prior year period. This includes an increase of $2.9 million related to the favorable impact of exchange rates. Excluding foreign exchange, the net sales increase in international sales was $2.8 million, or 9.7%. The increase in international revenues is primarily driven by protein projects.

•Net sales of the Residential Kitchen Equipment Group increased by $67.1 million, or 65.2%, to $170.0 million in the three months period ended July 3, 2021, as compared to $102.9 million in the prior year period. Excluding the impact of foreign exchange and a disposition, net sales increased $63.0 million, or 63.1% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $31.6 million, or 38.7%, to $113.3 million, as compared to $81.7 million in the prior year period. International sales increased $35.5 million, or 167.5%, to $56.7 million, as compared to $21.2 million in the prior year period. This includes an increase of $7.1 million related to the favorable impact of exchange rates. Excluding foreign exchange and a disposition, the net sales increase in international sales was $31.4 million, or 172.5%. The increase in domestic and international sales reflects the strong demand for our premium appliance brands.

GROSS PROFIT. Gross profit increased to $303.7 million in the three months period ended July 3, 2021 from $153.1 million in the prior year period, primarily reflecting higher sales volumes related to improvements in market conditions and consumer demand and favorable impact of foreign exchanges rates of $7.7 million. The gross margin rate was 32.4% in the three months period ended June 27, 2020 as compared to 37.6% in the current year period.

•Gross profit at the Commercial Foodservice Equipment Group increased by $107.3 million, or 126.7%, to $192.0 million in the three months period ended July 3, 2021, as compared to $84.7 million in the prior year period. Gross profit from the acquisitions of Wild Goose and United Foodservice Equipment Zhuhai increased gross profit by $6.1 million. Excluding acquisitions, gross profit increased by $101.2 million related to higher sales volumes. The impact of foreign exchange rates increased gross profit by approximately $3.9 million. The gross margin rate increased to 37.7%, as compared to 31.7% in the prior year period. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 37.7%.

•Gross profit at the Food Processing Equipment Group increased by $11.2 million, or 31.1%, to $47.2 million in the three months period ended July 3, 2021, as compared to $36.0 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $1.4 million. The gross profit margin rate increased to 36.3%, as compared to 35.4% in the prior year period primarily related to higher sales volumes and product mix. The gross margin rate, excluding the impact of foreign exchange, was 36.0%.

•Gross profit at the Residential Kitchen Equipment Group increased by $31.6 million, or 94.9%, to $64.9 million in the three months period ended July 3, 2021, as compared to $33.3 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $2.4 million. The gross margin rate increased to 38.2%, as compared to 32.4% in the prior year period related to higher sales volumes. The gross margin rate, excluding the impact of foreign exchange, was 38.4%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $111.8 million in the three months period ended June 27, 2020 to $165.7 million in the three months period ended July 3, 2021.  As a percentage of net sales, selling, general, and administrative expenses were 23.7% in the three months period ended June 27, 2020, as compared to 20.5% in the three months period ended July 3, 2021.

Selling, general and administrative expenses reflect increased costs of $4.4 million associated with acquisitions, including $1.7 million of intangible amortization expense. Selling, general and administrative expenses increased $26.4 million related to compensation costs and $13.1 million related to professional fees, including deal expenses. Higher sales volumes also resulted in increased commission expense. Foreign exchange rates had an unfavorable impact of $3.5 million.

RESTRUCTURING EXPENSES. Restructuring expenses were $2.2 million for the three months period ended June 27, 2020 and $1.0 million for the three months period ended July 3, 2021. Restructuring expenses in both periods related primarily to headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $14.2 million in the three months period ended July 3, 2021, as compared to $21.8 million in the prior year period, reflecting the reduction in borrowing levels, the reduction in average interest rates under the Credit Facility and the benefit from the Convertible Notes. Net periodic pension benefit (other than service costs) increased $1.7 million to $11.5 million in the three months period ended July 3, 2021 from $9.8 million in the prior year period, related to the decrease in discount rate used to calculate the interest cost. Other income was $0.5 million in the three months period ended July 3, 2021, as compared to other expense of $0.4 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $13.9 million, at an effective rate of 10.3%, was recorded during the three months period ended July 3, 2021, as compared to $5.6 million at an effective rate of 20.9%, in the prior year period. The lower rate in the current year is primarily due to several discrete tax benefits, including a deferred tax benefit for the enacted UK tax rate change from 19% to 25% and tax benefits from amended U.S. tax returns. When excluding the discrete tax adjustments, the 2021 rate was approximately 24.5%.

Six Months Ended July 3, 2021 as compared to Six Months Ended June 27, 2020

NET SALES. Net sales for the six months period ended July 3, 2021 increased by $417.4 million or 36.3% to $1,566.8 million as compared to $1,149.4 million in the six months period ended June 27, 2020. Net sales increased by $34.2 million, or 3.0%, from the fiscal 2020 acquisitions of Deutsche, Wild Goose and United Foodservice Equipment Zhuhai. Excluding acquisitions and a disposition, net sales increased $391.9 million, or 34.4%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the six months period ended July 3, 2021 increased net sales by approximately $31.3 million or 2.7%. Excluding the impact of foreign exchange, acquisitions and a disposition, sales increased 31.6% for six months period ended July 3, 2021 as compared to the prior year period, including a net sales increase of 32.3% at the Commercial Foodservice Equipment Group, a net sales increase of 15.8% at the Food Processing Equipment Group and a net sales increase of 44.0% at the Residential Kitchen Equipment Group.

•Net sales of the Commercial Foodservice Equipment Group increased by $279.3 million, or 39.3%, to $989.9 million in the six months period ended July 3, 2021, as compared to $710.6 million in the prior year period. Net sales from the acquisitions of Deutsche, Wild Goose and United Foodservice Equipment Zhuhai, which were acquired on March 2, 2020, December 7, 2020, and December 18, 2020, respectively, accounted for an increase of $34.2 million during the six months period ended July 3, 2021. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $245.1 million, or 34.5%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $229.4 million or 32.3% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $195.5 million, or 38.9%, to $697.9 million, as compared to $502.4 million in the prior year period. This includes an increase of $25.6 million from recent acquisitions. Excluding acquisitions, the net increase in domestic sales was $169.9 million, or 33.8%. The increase in domestic sales is related to improvements in market conditions and consumer demand. International sales increased $83.8 million, or 40.2%, to $292.0 million, as compared to $208.2 million in the prior year period. This includes an increase of $8.6 million from the recent acquisitions and a increase of $15.7 million related to the favorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $59.5 million, or 28.6%. The increase in international revenues is related to improvements in market conditions, primarily in the European and Asian markets.

•Net sales of the Food Processing Equipment Group increased by $36.7 million, or 17.8%, to $242.5 million in the six months period ended July 3, 2021, as compared to $205.8 million in the prior year period. Excluding the impact of foreign exchange, net sales increased $32.5 million or 15.8% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $29.5 million, or 20.3%, to $175.1 million, as compared to $145.6 million in the prior year period. The increase in domestic sales reflects growth primarily driven by both protein and bakery products. International sales increased $7.2 million, or 12.0%, to $67.4 million, as compared to $60.2 million in the prior year period. This includes an increase of $4.2 million related to the favorable impact of exchange rates. Excluding the foreign exchange, the net sales increase in international sales was $3.0 million, or 5.0%. The increase in international revenues is primarily driven by protein projects.

•Net sales of the Residential Kitchen Equipment Group increased by $101.4 million or 43.5%, to $334.4 million in the six months period ended July 3, 2021, as compared to $233.0 million in the prior year period. Excluding the impact of foreign exchange and a disposition, net sales increased $98.7 million, or 44.0%, at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $55.1 million, or 33.0%, to $221.9 million, as compared to $166.8 million in the prior year period. International sales increased $46.3 million, or 69.9%, to $112.5 million, as compared to $66.2 million in the prior year period. This includes an increase of $11.4 million related to the favorable impact of exchange rates. Excluding foreign exchange and a disposition, the net sales increase in international sales was $43.6 million, or 75.8%. The increase in domestic and international sales reflects the strong demand for our premium appliance brands.

GROSS PROFIT. Gross profit increased to $579.6 million in the six months period ended July 3, 2021 from $403.3 million in the prior year period, primarily reflecting higher sales volumes related to improvements in market conditions and consumer demand and the favorable impact of foreign exchanges rates of $11.6 million. The gross margin rate was 35.1% in the six months period ended June 27, 2020 as compared to 37.0% in the current year period.

•Gross profit at the Commercial Foodservice Equipment Group increased by $117.1 million, or 46.8%, to $367.2 million in the six months period ended July 3, 2021, as compared to $250.1 million in the prior year period. Gross profit from the acquisitions of Deutsche, Wild Goose and United Foodservice Equipment Zhuhai increased gross profit by $11.8 million. Excluding acquisitions, gross profit increased by $105.3 million related to higher sales volumes. The impact of foreign exchange rates increased gross profit by approximately $5.8 million. The gross margin rate increased to 37.1%, as compared to 35.2% in the prior year period. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 37.2%.

•Gross profit at the Food Processing Equipment Group increased by $14.1 million, or 19.5%, to $86.3 million in the six months period ended July 3, 2021, as compared to $72.2 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $2.0 million. The gross profit margin rate increased to 35.6%, as compared to 35.1% in the prior year period primarily related to higher sales volumes and product mix. The gross margin rate, excluding the impact of foreign exchange, was 35.4%.

•Gross profit at the Residential Kitchen Equipment Group increased by $43.6 million, or 53.2%, to $125.6 million in the six months period ended July 3, 2021, as compared to $82.0 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $3.8 million. The gross margin rate increased to 37.6%, as compared to 35.2% in the prior year period, related to higher sales volumes. The gross margin rate, excluding the impact of foreign exchange, was 37.7%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $255.8 million in the six months period ended June 27, 2020 to $320.7 million in the six months period ended July 3, 2021. As a percentage of net sales, selling, general, and administrative expenses were 22.3% in the six months period ended June 27, 2020, as compared to 20.5% in the six months period ended July 3, 2021.

Selling, general and administrative expenses reflect increased costs of $9.8 million associated with acquisitions, including $4.3 million of intangible amortization expense. Selling, general and administrative expenses increased $39.9 million related to compensation costs and $16.1 million related to professional fees, including deal expenses. Higher sales volumes also resulted in increased commission expense, which was offset by decreases in bad debt expense and travel and entertainment expenses. Foreign exchange rates had an unfavorable impact of $5.6 million.

RESTRUCTURING EXPENSES. Restructuring expenses decreased $1.2 million from $3.0 million in the six months period ended June 27, 2020 to $1.8 million in the six months period ended July 3, 2021. Restructuring expenses in both periods related primarily to headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $30.3 million in the six months period ended July 3, 2021, as compared to $37.5 million in the prior year period, reflecting the reduction in borrowing levels, the reduction in the average interest rates under the Credit Facility and the benefit from the Convertible Notes. Net periodic pension benefit (other than service costs) increased $3.0 million to $22.9 million in the six months period ended July 3, 2021 from $19.9 million in the prior year period, related to the decrease in discount rate used to calculate the interest cost. Other income was $2.2 million in the six months period ended July 3, 2021, as compared to other expense of $3.7 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $42.8 million, at an effective rate of 16.9%, was recorded during the six months period ended July 3, 2021, as compared to $28.3 million at an effective rate of 22.9%, in the prior year period. The lower rate in the current year is primarily due to several discrete tax benefits, including a deferred tax benefit for the enacted UK tax rate change from 19% to 25% and tax benefits from amended U.S. tax returns. When excluding the discrete tax adjustments, the 2021 rate was approximately 24.5%.

Financial Condition and Liquidity
During the six months ended July 3, 2021, cash and cash equivalents increased by $127.5 million to $395.6 million from $268.1 million at January 2, 2021. Total debt increased to $1.8 billion at July 3, 2021 from $1.7 billion at January 2, 2021 primarily due to the adoption of ASU 2020-06 as discussed in Note 4, Recently Issued Accounting Standards, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
OPERATING ACTIVITIES. Net cash provided by operating activities was $172.4 million for the six months ended July 3, 2021, compared to $164.8 million for the six months ended June 27, 2020.

During six months period ended July 3, 2021, working capital changes meaningfully impacted operating cash flows. These included an increase in accounts receivable of $63.5 million due to improved market conditions and increased sales volumes. Also, inventory increased $68.0 million and accounts payable increased $41.5 million to support increased demand and to manage supply chain risks.
INVESTING ACTIVITIES. During the six months ended July 3, 2021, net cash used for investing activities amounted to $24.2 million. Cash used to fund acquisitions and investments amounted to $10.9 million during the six months ended July 3, 2021. Additionally, $19.3 million was expended, primarily for additions and upgrades of production equipment, manufacturing facilities and residential and commercial showrooms. Proceeds on the sale of property following facility consolidation actions generated $5.9 million
FINANCING ACTIVITIES. Net cash flows used by financing activities were $18.7 million during the six months ended July 3, 2021. The company’s borrowing activities during the six months ended July 3, 2021 included $10.9 million of net repayments under its Credit Facility. The company used $2.4 million to repurchase 14,031 shares of Middleby common stock that were surrendered to the company by employees in lieu of cash payment for withholding taxes related to restricted stock vesting during the quarter. Additionally, the company settled deferred purchase price obligations of $5.5 million during the six months ended July 3, 2021.
At July 3, 2021, the company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

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

During the three months ended July 3, 2021, the company adopted ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity."

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period coinciding with the end of the company's Fiscal Second Quarter	Variable Rate Debt

2022	$23,260
2023	19,087
2024	19,043
2025	1,024,155
2026 and thereafter	733,308
$1,818,853
The company is exposed to interest rate risk on its floating-rate debt. The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of July 3, 2021, the fair value of these instruments was a liability of $33.4 million. The change in fair value of these swap agreements in the first six months of 2021 was a gain of $13.1 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
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
Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a loss of $0.3 million at the end of the second quarter of 2021.

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
As of July 3, 2021, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended July 3, 2021, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the six months ended July 3, 2021, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
April 4, 2021 to May 1, 2021	—	$—	—	1,476,835
May 2, 2021 to May 29, 2021	—	—	—	1,476,835
May 30, 2021 to July 3, 2021	—	—	—	1,476,835
Quarter ended July 3, 2021	—	$—	—	1,476,835
(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. As of July 3, 2021, the total number of shares authorized for repurchase under the program is 2,500,000. As of July 3, 2021, 1,023,165 shares had been purchased under the 2017 stock repurchase program.
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

Item 6. Exhibits

Exhibits:

Exhibit 31.1 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 –	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 101 –	Financial statements on Form 10-Q for the quarter ended July 3, 2021, filed on August 12, 2021, formatted in Inline Extensive Business Reporting Language (iXBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

Exhibit 104 –	Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	August 12, 2021	By:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer