Form 10-Q
period 2021-10-02
MIDDLEBY Corp
filed 2021-11-10
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 2, 2021
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
As of November 5, 2021, there were 55,626,327 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION

QUARTER ENDED OCTOBER 2, 2021

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Oct 2, 2021	Jan 2, 2021
Current assets:
Cash and cash equivalents	$251,476	$268,103
Accounts receivable, net of reserve for doubtful accounts of $19,440 and $19,225	466,487	363,361
Inventories, net	686,043	540,198
Prepaid expenses and other	82,582	81,049
Prepaid taxes	21,149	17,782
Total current assets	1,507,737	1,270,493
Property, plant and equipment, net of accumulated depreciation of $256,701 and $229,871	370,266	344,482
Goodwill	2,106,182	1,934,261
Other intangibles, net of amortization of $458,451 and $403,347	1,574,601	1,450,381
Long-term deferred tax assets	83,589	76,052
Other assets	130,476	126,805
Total assets	$5,772,851	$5,202,474

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$21,553	$22,944
Accounts payable	254,287	182,773
Accrued expenses	546,996	494,541
Total current liabilities	822,836	700,258
Long-term debt	1,866,022	1,706,652
Long-term deferred tax liability	165,100	147,224
Accrued pension benefits	432,909	469,500
Other non-current liabilities	187,014	202,191
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 63,654,275 and 63,651,773 shares issued in 2021 and 2020, respectively	147	147
Paid-in capital	381,014	433,308
Treasury stock, at cost; 8,027,948 and 8,013,296 shares in 2021 and 2020	(539,611)	(537,134)
Retained earnings	2,959,625	2,568,756
Accumulated other comprehensive loss	(502,205)	(488,428)
Total stockholders' equity	2,298,970	1,976,649
Total liabilities and stockholders' equity	$5,772,851	$5,202,474

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct 2, 2021	Sep 26, 2020	Oct 2, 2021	Sep 26, 2020
Net sales	$817,545	$634,525	$2,384,376	$1,783,961
Cost of sales	517,918	411,776	1,505,149	1,157,896
Gross profit	299,627	222,749	879,227	626,065
Selling, general and administrative expenses	175,354	128,814	496,022	384,580
Restructuring expenses	791	7,263	2,596	10,281
Merger termination fee	(110,000)	—	(110,000)	—
Loss (gain) on sale of plant	—	—	(763)	—
Income from operations	233,482	86,672	491,372	231,204
Interest expense and deferred financing amortization, net	13,192	18,418	43,481	55,881
Net periodic pension benefit (other than service costs)	(11,363)	(10,149)	(34,268)	(30,004)
Other expense (income), net	794	(294)	(1,366)	3,414
Earnings before income taxes	230,859	78,697	483,525	201,913
Provision for income taxes	54,893	18,181	97,711	46,456
Net earnings	$175,966	$60,516	$385,814	$155,457

Net earnings per share:
Basic	$3.19	$1.10	$6.99	$2.82
Diluted	$3.09	$1.10	$6.83	$2.82
Weighted average number of shares
Basic	55,232	54,982	55,225	55,104
Dilutive common stock equivalents	1,707	118	1,301	48
Diluted	56,939	55,100	56,526	55,152
Comprehensive income	$163,011	$82,887	$372,037	$133,201

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, July 3, 2021	$147	$370,816	$(539,496)	$2,783,659	$(489,250)	$2,125,876
Net earnings	—	—	—	175,966	—	175,966
Currency translation adjustments	—	—	—	—	(21,881)	(21,881)
Change in unrecognized pension benefit costs, net of tax of $1,296	—	—	—	—	5,870	5,870
Unrealized gain on interest rate swap, net of tax of $1,065	—	—	—	—	3,056	3,056
Stock compensation	—	10,198	—	—	—	10,198
Purchase of treasury stock	—	—	(115)	—	—	(115)
Balance, October 2, 2021	$147	$381,014	$(539,611)	$2,959,625	$(502,205)	$2,298,970

Balance, January 2, 2021	$147	$433,308	$(537,134)	$2,568,756	$(488,428)	$1,976,649
Net earnings	—	—	—	385,814	—	385,814
Adoption of ASU 2020-06 (1)	—	(79,430)	—	5,055	—	(74,375)
Currency translation adjustments	—	—	—	—	(33,000)	(33,000)
Change in unrecognized pension benefit costs, net of tax of $673	—	—	—	—	3,052	3,052
Unrealized gain on interest rate swap, net of tax of $5,637	—	—	—	—	16,171	16,171
Stock compensation	—	27,136	—	—	—	27,136
Purchase of treasury stock	—	—	(2,477)	—	—	(2,477)
Balance, October 2, 2021	$147	$381,014	$(539,611)	$2,959,625	$(502,205)	$2,298,970

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

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	Oct 2, 2021	Sep 26, 2020
Cash flows from operating activities--
Net earnings	$385,814	$155,457
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	90,672	81,594
Amortization of discount and issuance costs on convertible notes	—	2,130
Non-cash share-based compensation	27,136	14,422
Deferred income taxes	(5,704)	11,696
Net periodic pension benefit (other than service costs)	(34,268)	(30,004)
Gain on sale of plant	(763)	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(97,355)	69,176
Inventories, net	(134,523)	43,188
Prepaid expenses and other assets	11,132	16,576
Accounts payable	61,286	(28,171)
Accrued expenses and other liabilities	42,613	(19,882)
Net cash provided by operating activities	346,040	316,182
Cash flows from investing activities--
Net additions to property, plant and equipment	(29,732)	(29,776)
Proceeds on sale of property, plant and equipment	6,062	9,381
Acquisitions, net of cash acquired	(389,009)	(33,144)
Net cash used in investing activities	(412,679)	(53,539)
Cash flows from financing activities--
Proceeds under Credit Facility	485,976	2,547,305
Repayments under Credit Facility	(421,550)	(3,217,507)
Proceeds from issuance of convertible notes, net of issuance costs	—	729,933
Premiums paid for capped call	—	(104,650)
Net (repayments) proceeds under international credit facilities	(1,473)	2,033
Net repayments under other debt arrangement	(254)	(34)
Payments of deferred purchase price	(5,861)	(3,700)
Repurchase of treasury stock	(2,477)	(77,244)
Debt issuance costs on Credit Facility	—	(10,974)
Net cash provided by (used in) financing activities	54,361	(134,838)
Effect of exchange rates on cash and cash equivalents	(4,349)	(1,995)
Changes in cash and cash equivalents--
Net (decrease) increase in cash and cash equivalents	(16,627)	125,810
Cash and cash equivalents at beginning of year	268,103	94,500
Cash and cash equivalents at end of period	$251,476	$220,310

Non-cash investing and financing activities:
Stock issuance related to acquisition	$—	$3,706

See accompanying notes

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2021
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
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of October 2, 2021 and January 2, 2021, the results of operations for the three and nine months ended October 2, 2021 and September 26, 2020, cash flows for the nine months ended October 2, 2021 and September 26, 2020 and statement of stockholders' equity for the three and nine months ended October 2, 2021 and September 26, 2020.
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
b)Non-Cash Share-Based Compensation
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $10.2 million and $5.3 million for the three months period ended October 2, 2021 and September 26, 2020, respectively. Non-cash share-based compensation expense was $27.1 million and $14.4 million for the nine months period ended October 2, 2021 and September 26, 2020, respectively.
c)Income Taxes
A tax provision of $54.9 million, at an effective rate of 23.8% was recorded during the three months period ended October 2, 2021, as compared to a $18.2 million tax provision at an effective rate of 23.1% in the prior year period. A tax provision of $97.7 million, at an effective rate of 20.2%, was recorded during the nine months period ended October 2, 2021, as compared to a $46.5 million tax provision at a 23.0% effective rate in the prior year period.

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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of October 2, 2021
Financial Assets:
Interest rate swaps	$—	$1,465	$—	$1,465

Financial Liabilities:
Interest rate swaps	$—	$30,750	$—	$30,750
Contingent consideration	$—	$—	$25,251	$25,251
Foreign exchange derivative contracts	$—	$3,400	$—	$3,400

As of January 2, 2021
Financial Liabilities:
Interest rate swaps	$—	$51,093	$—	$51,093
Contingent consideration	$—	$—	$25,558	$25,558
Foreign exchange derivative contracts	$—	$2,191	$—	$2,191
The contingent consideration as of October 2, 2021 and January 2, 2021, relates to the earnout provisions recorded in conjunction with various purchase agreements. The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings, as defined in the respective purchase agreement. On a quarterly basis, the company assesses the projected results for each acquired business in comparison to the earnout targets and adjusts the liability accordingly.
e)    Consolidated Statements of Cash Flows
Cash paid for interest was $38.5 million and $51.1 million for the nine months ended October 2, 2021 and September 26, 2020, respectively. Cash payments totaling $98.9 million and $28.0 million were made for income taxes for the nine months ended October 2, 2021 and September 26, 2020, respectively.

f)    Earnings Per Share
“Basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding and other dilutive securities.
The company’s potentially dilutive securities consist of shares issuable on vesting of restricted stock grants computed using the treasury method and amounted to 28,102 and 118,143 for the three months ended October 2, 2021, and September 26, 2020, respectively. The company’s potentially dilutive securities consist of shares issuable on vesting of restricted stock grants computed using the treasury method and amounted to 16,342 and 47,555 for the nine months ended October 2, 2021, and September 26, 2020, respectively. For the nine months ended October 2, 2021, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes (as defined below) resulting in 1,678,501 and 1,284,381 diluted common stock equivalents to be included in the diluted net earnings per share for the three and nine months ended October 2, 2021, respectively. There have been no conversions to date. See Note 12, Financing Arrangements for further details on the Convertible Notes. There were no anti-dilutive restricted stock grants excluded from common stock equivalents in any period presented.

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

Termination of Welbilt Merger

As previously disclosed, on April 20, 2021, Middleby, entered into a Merger Agreement with Welbilt, Inc., a Delaware corporation ("Welbilt"), Middleby Marshall Inc., a Delaware corporation and a direct wholly owned subsidiary of Middleby ("Acquiror") and Mosaic Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of Acquiror ("Merger Sub"), which provided that, upon the terms and subject to the conditions set forth therein, Merger Sub would merge with and into Welbilt, with Welbilt surviving as an indirect, wholly-owned subsidiary of Middleby.

As previously disclosed, on July 13, 2021, Middleby announced that, under the terms of the Merger Agreement, it would not exercise its right to propose any modifications to the terms of the Merger Agreement and would allow the five-day match period to expire. Accordingly, on July 14, 2021, Welbilt delivered to Middleby a written notice terminating the Merger Agreement in accordance with Section 7.1(c)(iii) of the Merger Agreement and, concurrently with Middleby’s receipt of the termination fee of $110.0 million in cash from Welbilt, the Merger Agreement was terminated on July 14, 2021.

The termination fee received is reflected in the Condensed Consolidated Statements of Comprehensive Income as the "merger termination fee" and $19.7 million of deal costs associated with the transaction are reflected in selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income.

The following represents the company's significant acquisitions in 2021 and 2020 as well as summarized information on various acquisitions that were not individually material.

2020 Acquisitions
During 2020, the company completed various acquisitions that were not individually material. The estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition dates for the 2020 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$14,647	$—	$14,647
Current assets	43,670	(13,391)	30,279
Property, plant and equipment	3,014	(241)	2,773
Goodwill	55,335	3,740	59,075
Other intangibles	63,201	(4,375)	58,826
Other assets	6,121	52	6,173
Current liabilities	(54,478)	13,037	(41,441)
Long-term deferred tax liability	(123)	387	264
Other non-current liabilities	(21,902)	791	(21,111)

Consideration paid at closing	$109,485	$—	$109,485

Deferred payments	8,666	(468)	8,198
Contingent consideration	16,144	(836)	15,308

Net assets acquired and liabilities assumed	$134,295	$(1,304)	$132,991
The long-term deferred tax asset amounted to $0.3 million and is related to the difference between the book and tax basis on other assets and liability accounts.
The goodwill and $15.7 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $10.6 million allocated to customer relationships, $26.2 million allocated to developed technology and $6.3 million allocated to backlog, which are being amortized over periods of 6 to 9 years, 6 to 12 years, and 3 to 9 months, respectively. Goodwill of $59.1 million and other intangibles of $58.8 million of the companies are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Of these assets, goodwill of $24.4 million and intangibles of $58.5 million are expected to be deductible for tax purposes.
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
The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the company is waiting for additional information necessary to finalize those fair values for various 2020 acquisitions. Thus, the provisional measurements of fair values set forth above are subject to change. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

Novy Invest NV
On July 12, 2021, the company completed its acquisition of all of the capital stock of Novy Invest NV ("Novy"), a leading manufacturer of premium residential ventilation hoods and cook tops located in Belgium, for a purchase price of approximately $250.9 million, net of cash acquired.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair values of assets acquired and liabilities assumed (in thousands):

Preliminary Opening Balance Sheet
Cash	$16,152
Current assets	23,762
Property, plant and equipment	17,058
Goodwill	142,741
Other intangibles	126,557
Other assets	26
Current liabilities	(23,440)
Long-term deferred tax liability	(33,918)
Other non-current liabilities	(1,930)

Net assets acquired and liabilities assumed	$267,008
The long-term deferred tax liability amounted to $33.9 million. The deferred tax liability is comprised of $31.6 million related to the difference between the book and tax basis of identifiable intangible assets and $2.3 million related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.

The goodwill and $89.5 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $33.9 million allocated to customer relationships, $2.3 million allocated to developed technology and $0.9 million allocated to backlog, which are being amortized over periods of 7 years, 7 years, and 3 months, respectively. Goodwill of $142.7 million and other intangibles of $126.6 million of the company are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Goodwill and other intangibles are not expected to be deductible for tax purposes.

Imperial Manufacturing Company
On September 24, 2021, the company completed its acquisition of all of the capital stock of Spenuzza, Inc. (dba Imperial Manufacturing Company) ("Imperial") located in Corona, CA, a manufacturer of ranges, fryers, ovens, countertop equipment and other specialty cooking products for commercial kitchens, for a purchase price of approximately $127.3 million, net of cash acquired.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair values of assets acquired and liabilities assumed (in thousands):

Preliminary Opening Balance Sheet
Cash	$347
Current assets	8,070
Property, plant and equipment	19,120
Goodwill	42,570
Other intangibles	65,230
Other assets	6
Current liabilities	(7,701)

Net assets acquired and liabilities assumed	$127,642
The goodwill and $35.5 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $28.3 million allocated to customer relationships, $0.9 million allocated to developed technology and $0.6 million allocated to backlog, which are being amortized over periods of 7 years, 7 years, and 3 months, respectively. Goodwill of $42.6 million and other intangibles of $65.2 million of the company are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes and are expected to be deductible for tax purposes.
The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the company is waiting for additional information necessary to finalize those fair values for all 2021 acquisitions to date. Thus, the provisional measurements of fair values set forth above are subject to change. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.
Pro Forma Financial Information

In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the nine months ended October 2, 2021 and September 26, 2020, assumes the 2020 and 2021 acquisitions described above were completed on December 29, 2019 (first day of fiscal year 2020). The following pro forma results include adjustments to reflect amortization of intangibles associated with the acquisition and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Nine Months Ended
	October 2, 2021	September 26, 2020
Net sales	$2,472,306	$1,899,883
Net earnings	407,715	155,067

Net earnings per share:
Basic	$7.38	$2.81
Diluted	$7.21	$2.81

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

4)    Recently Issued Accounting Standards
Accounting Pronouncements - Recently Adopted
In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument is reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. Effective January 3, 2021, the company early adopted ASU 2020-06 using the modified retrospective approach. Adoption of the new standard resulted in an increase to the opening balance of retained earnings of $5.1 million, a decrease to additional paid-in capital of $79.4 million, and an increase to convertible senior notes of $98.4 million. In addition, the company ceased recording non-cash interest expense associated with amortization of the debt discount and calculates earnings per share using the if-converted method to the extent those shares are not anti-dilutive.
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
In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)," which clarified that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition related to reference rate reform. The amendments in this update were effective immediately for all entities. The adoption of this guidance did not materially impact the company's Consolidated Financial Statements.

Accounting Pronouncements - To be adopted
On May 3, 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The company is currently evaluating the impacts the adoption of this guidance will have on its Consolidated Financial Statements and disclosures.

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Three Months Ended October 2, 2021
United States and Canada	$366,619	$84,443	$113,230	$564,292
Asia	49,489	4,257	2,741	56,487
Europe and Middle East	82,881	14,332	76,310	173,523
Latin America	12,491	9,638	1,114	23,243
Total	$511,480	$112,670	$193,395	$817,545

Nine Months Ended October 2, 2021
United States and Canada	$1,064,482	$259,577	$335,138	$1,659,197
Asia	146,849	10,713	7,631	165,193
Europe and Middle East	255,649	56,507	181,359	493,515
Latin America	34,433	28,375	3,663	66,471
Total	$1,501,413	$355,172	$527,791	$2,384,376

Three Months Ended September 26, 2020
United States and Canada	$265,793	$82,126	$97,318	$445,237
Asia	39,864	4,711	1,875	46,450
Europe and Middle East	60,603	18,600	52,216	131,419
Latin America	4,963	5,211	1,245	11,419
Total	$371,223	$110,648	$152,654	$634,525

Nine Months Ended September 26, 2020
United States and Canada	$768,202	$227,770	$264,116	$1,260,088
Asia	104,936	18,460	3,753	127,149
Europe and Middle East	180,187	57,051	117,187	354,425
Latin America	28,522	13,196	581	42,299
Total	$1,081,847	$316,477	$385,637	$1,783,961

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Oct 2, 2021	Jan 2, 2021
Contract assets	$20,955	$20,328
Contract liabilities	$132,984	$93,871
Non-current contract liabilities	$12,187	$13,523

During the nine months period ended October 2, 2021, the company reclassified $14.0 million to receivables, which was included in the contract asset balance at the beginning of the period. During the nine months period ended October 2, 2021, the company recognized revenue of $72.6 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $122.7 million during the nine months period ended October 2, 2021. Substantially, all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during the nine months period ended October 2, 2021.

6)    Other Comprehensive Income
The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income".
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Total
Balance as of January 2, 2021	$(49,961)	$(400,919)	$(37,548)	$(488,428)
Other comprehensive income before reclassification	(33,000)	3,052	1,480	(28,468)
Amounts reclassified from accumulated other comprehensive income	—	—	14,691	14,691
Net current-period other comprehensive income	$(33,000)	$3,052	$16,171	$(13,777)
Balance as of October 2, 2021	$(82,961)	$(397,867)	$(21,377)	$(502,205)

Balance as of December 28, 2019	$(105,705)	$(228,336)	$(16,892)	$(350,933)
Other comprehensive income before reclassification	(3,213)	6,184	(35,646)	(32,675)
Amounts reclassified from accumulated other comprehensive income	—	—	10,419	10,419
Net current-period other comprehensive income	$(3,213)	$6,184	$(25,227)	$(22,256)
Balance as of September 26, 2020	$(108,918)	$(222,152)	$(42,119)	$(373,189)
(1) As of October 2, 2021, pension and interest rate swap amounts are net of tax of $(88.4) million and $(7.5) million, respectively. During the nine months ended October 2, 2021, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $0.7 million and $5.6 million, respectively. As of September 26, 2020 pension and interest rate swap amounts are net of tax of $(47.3) million and $(15.3) million, respectively. During the nine months ended September 26, 2020, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $1.3 million and $(9.3) million, respectively.
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 2, 2021	Sep 26, 2020	Oct 2, 2021	Sep 26, 2020
Net earnings	$175,966	$60,516	$385,814	$155,457
Currency translation adjustment	(21,881)	25,851	(33,000)	(3,213)
Pension liability adjustment, net of tax	5,870	(6,133)	3,052	6,184
Unrealized gain (loss) on interest rate swaps, net of tax	3,056	2,653	16,171	(25,227)
Comprehensive income	$163,011	$82,887	$372,037	$133,201
7)    Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or market. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at October 2, 2021 and January 2, 2021 are as follows (in thousands):

	Oct 2, 2021	Jan 2, 2021
Raw materials and parts	$369,221	$263,200
Work-in-process	68,360	55,104
Finished goods	248,462	221,894
	$686,043	$540,198

8)    Goodwill
Changes in the carrying amount of goodwill for the nine months ended October 2, 2021 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of January 2, 2021	$1,228,436	$255,798	$450,027	$1,934,261
Goodwill acquired during the year	42,570	—	142,741	185,311
Measurement period adjustments to goodwill acquired in prior year	2,302	—	—	2,302
Exchange effect	(7,012)	(3,814)	(4,866)	(15,692)
Balance as of October 2, 2021	$1,266,296	$251,984	$587,902	$2,106,182

The annual impairment assessment for goodwill and indefinite-lived intangible assets is performed as of the first day of the fourth quarter and since that assessment the company does not believe there are any indicators of impairment requiring subsequent analysis. This is supported by the review of order rates, backlog levels and financial performance across business segments.

9)    Intangibles

Intangible assets consist of the following (in thousands):

	October 2, 2021			January 2, 2021
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	7.9	$794,079	$(393,686)	8.5	$735,264	$(347,029)
Backlog	0.2	37,039	(36,331)	0.3	34,729	(31,924)
Developed technology	8.9	65,534	(28,434)	10.0	56,931	(24,394)
		$896,652	$(458,451)		$826,924	$(403,347)
Indefinite-lived assets:
Trademarks and tradenames		$1,136,400			$1,026,804

The aggregate intangible amortization expense was $18.2 million and $16.9 million for the three months period ended October 2, 2021 and September 26, 2020, respectively. The aggregate intangible amortization expense was $54.9 million and $51.4 million for the nine months period ended October 2, 2021 and September 26, 2020, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Twelve Month Period coinciding with the end of the company's Fiscal Third Quarter	Amortization Expense

2022	$73,869
2023	66,711
2024	57,656
2025	48,507
2026	46,054
Thereafter	145,404
$438,201

10)    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Oct 2, 2021	Jan 2, 2021
Contract liabilities	$132,984	$93,871
Accrued payroll and related expenses	105,498	93,926
Accrued warranty	81,708	69,667
Accrued customer rebates	61,160	43,703
Accrued short-term leases	21,987	22,493
Accrued professional fees	20,743	12,133
Accrued sales and other tax	17,380	22,030
Accrued agent commission	14,265	11,105
Accrued product liability and workers compensation	11,244	12,909
Accrued interest rate swaps	768	14,075
Accrued liabilities held for sale	—	22,313
Other accrued expenses	79,259	76,316

	$546,996	$494,541

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
A rollforward of the warranty reserve is as follows (in thousands):

Nine Months Ended
Oct 2, 2021
Balance as of January 2, 2021	$69,667
Warranty reserve related to acquisitions	1,836
Warranty expense	54,164
Warranty claims	(43,959)
Balance as of October 2, 2021	$81,708

12)    Financing Arrangements

	Oct 2, 2021	Jan 2, 2021
	(in thousands)
Senior secured revolving credit line	$827,856	$755,000
Term loan facility	321,875	335,938
Convertible senior notes	733,825	632,847
Foreign loans	2,833	4,421
Other debt arrangement	1,186	1,390
Total debt	1,887,575	1,729,596
Less: Current maturities of long-term debt	21,553	22,944
Long-term debt	$1,866,022	$1,706,652

Credit Facility
On January 31, 2020, the company entered into an amended and restated five-year, $3.5 billion multi-currency senior secured credit agreement (as amended as described below, the "Credit Facility"). On August 21, 2020, the company entered into an amendment to the Credit Facility, prepaying $400.0 million aggregate principal amount of its term loan obligations owed. The Credit Facility, as amended, is in an aggregate principal amount of $3.1 billion, consisting of (i) a $350 million term loan facility and (ii) a $2.75 billion multi-currency revolving credit facility. The Credit Facility matures on January 31, 2025. The term loan facility amortizes in equal quarterly installments due on the last day of each fiscal quarter in an aggregate annual amount equal to 2.50% of the original aggregate principal amount of the term loan facility, with the balance, plus any accrued interest, due and payable on January 31, 2025. As of October 2, 2021, the company had $1.1 billion of borrowings outstanding under the Credit Facility, including $566.5 million of borrowings in U.S. Dollars, $261.3 million of borrowings denominated in Euro, and $321.9 million outstanding under the term loan. The company also had $2.7 million in outstanding letters of credit as of October 2, 2021, which reduces the borrowing availability under the Credit Facility.
At October 2, 2021, borrowings under the Credit Facility accrued interest at a rate of 1.375% above LIBOR per annum or 1.00% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 2.78% at the end of the period. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. This variable commitment fee was equal to 0.20% per annum as of October 2, 2021. The term loan facility had an average interest rate per annum, inclusive of hedging instruments, of 2.60% as of October 2, 2021.
In addition, the company has other international credit facilities to fund working capital needs outside the United States. At October 2, 2021, these foreign credit facilities amounted to $2.8 million in U.S. Dollars with a weighted average per annum interest rate of approximately 7.80%.
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

	Oct 2, 2021		Jan 2, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt excluding convertible senior notes	$1,153,750	$1,153,750	$1,096,749	$1,096,749
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At October 2, 2021, the company had outstanding floating-to-fixed interest rate swaps totaling $60.0 million notional amount carrying an average interest rate of 1.31% maturing in less than 12 months and $802.0 million notional amount carrying an average interest rate of 1.91% that mature in more than 12 months but less than 66 months.
The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operation, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

The terms of the Credit Facility, as amended, limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00, (ii) a maximum Total Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 5.50 to 1.00, and (iii) a maximum Secured Leverage Ratio of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 3.50 to 1.00; which may be adjusted to 4.25 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At October 2, 2021, the company was in compliance with all covenants pursuant to its borrowing agreements.

Convertible Notes
The following table summarizes the outstanding principal amount and carrying value of the Convertible Notes:

	Oct 2, 2021	Jan 2, 2021
	(in thousands)
Principal amounts:
Principal	$747,500	$747,500
Unamortized debt discounts	—	(98,358)
Unamortized issuance costs	(13,675)	(16,295)
Net carrying amount	$733,825	$632,847
The following table summarizes total interest expense recognized related to the Convertible Notes:

	Three Months Ended		Nine Months Ended
	Oct 2, 2021	Sep 26, 2020	Oct 2, 2021	Sep 26, 2020
Contractual interest expense	$1,848	$726	$5,607	$726
Interest cost related to amortization of issuance costs	864	2,130	2,620	2,130
Total interest expense	$2,712	$2,856	$8,227	$2,856
On August 21, 2020, the company issued $747.5 million aggregate principal amount of 1.00% Convertible Senior Notes maturing on September 1, 2025 (the "Convertible Notes") in a private offering pursuant to an indenture, dated August 21, 2020 (the "Indenture"), between the company and U.S. Bank National Association, as trustee. The Convertible Notes are general unsecured obligations of the company and bear interest semi-annually in arrears. The estimated fair value of the Convertible Notes was $1.1 billion as of October 2, 2021 and was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 1 (d), Fair Value Measurements of this Quarterly Report on Form 10-Q. The if-converted value of the Convertible Notes exceeded their respective principal value by $262.8 million as of October 2, 2021. The annual effective interest rate of the Convertible Notes following adoption of ASU 2020-06 is 1.5%.

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
The Convertible Notes will mature on September 1, 2025 unless they are redeemed, repurchased or converted prior to such date in accordance with their terms. The company may settle the conversions of the Convertible Notes in cash, shares of the company's common stock or any combination thereof at its election. The number of shares of the company's common stock issuable at the conversion price of $128.62 per share is expected to be 5.8 million shares. As of October 2, 2021, there have been no conversions to date. For the nine months ended October 2, 2021, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes resulting in 1,284,381 diluted common stock equivalents to be included in the diluted net earnings per share for the period.
The Indenture includes customary terms and covenants, including certain events of default after which the Convertible Notes may become due and payable immediately.

Capped Call Transactions
In conjunction with the pricing of the Convertible Notes, the company entered into privately negotiated capped call transactions in the aggregate amount of $104.7 million ("Capped Call Transactions"). The Capped Call Transactions are expected generally to reduce the potential dilution and/or offset the cash payments the company is required to make in excess of the principal amount of the Convertible Notes upon conversion of the Convertible Notes in the event that the market price per share of the company's common stock is greater than the strike price of the Capped Call Transactions (which initially corresponds to the initial conversion price of the Convertible Notes and is subject to certain adjustments under the terms of the Capped Call Transactions), with such reduction and/or offset subject to a cap based on the cap price of the Capped Call Transactions. Under the Capped Call Transactions, the number of shares of common stock issuable at the conversion price of $207.93 is expected to be 3.6 million shares. As of October 2, 2021, there have been no conversions to date. The Capped Call Transactions cover the number of shares of the company's common stock underlying the Convertible Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes.

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
Foreign Exchange: The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The fair value of the forward and option contracts was a loss of $3.4 million at the end of the third quarter of 2021.

Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of October 2, 2021, the fair value of these instruments was a liability of $29.3 million. The change in fair value of these swap agreements in the first nine months of 2021 was a gain of $16.2 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Oct 2, 2021	Jan 2, 2021
Fair value	Other assets	$1,465	$—
Fair value	Accrued expenses	$768	$14,075
Fair value	Other non-current liabilities	$29,982	$37,018
The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Presentation of Gain/(loss)	Oct 2, 2021	Sep 26, 2020	Oct 2, 2021	Sep 26, 2020
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$(340)	$(1,545)	$7,117	$(44,949)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(4,461)	$(5,158)	$(14,691)	$(10,419)
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

The Commercial Foodservice Equipment Group manufactures, sells, and distributes foodservice equipment for the restaurant and institutional kitchen industry. This business segment has manufacturing facilities in Arkansas, California, Colorado, Florida, Illinois, Michigan, New Hampshire, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Texas, Vermont, Washington, Australia, Canada, China, Denmark, Estonia, Italy, Mexico, the Philippines, Poland, Spain, Sweden and the United Kingdom. Principal product lines of this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, food warming equipment, catering equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, griddles, charcoal grills, professional mixers, stainless steel fabrication, custom millwork, professional refrigerators, blast chillers, coldrooms, ice machines, freezers, soft serve ice cream equipment, coffee and beverage dispensing equipment, home and professional craft brewing equipment, fry dispensers, bottle filling and canning equipment, and IoT solutions. These products are sold and marketed under the brand names: Anets, APW Wyott, Bakers Pride, Beech, BKI, Blodgett, Blodgett Combi, Bloomfield, Britannia, Carter-Hoffmann, Celfrost, Concordia, CookTek, Crown, CTX, Desmon, Deutsche Beverage, Doyon, Eswood, EVO, Firex, Follett, Frifri, Giga, Globe, Goldstein, Holman, Houno, IMC, Imperial, Induc, Ink Kegs, Inline Filling Systems, Jade, JoeTap, Josper, L2F, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Meheen, Middleby Marshall, MPC, Nieco, Nu-Vu, PerfectFry, Pitco, QualServ, RAM, Southbend, Ss Brewtech, Star, Starline, Sveba Dahlen, Synesso, Tank, Taylor, Thor, Toastmaster, TurboChef, Ultrafryer, Varimixer, Wells, Wild Goose and Wunder-Bar.

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

The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. This business segment has manufacturing facilities in California, Michigan, Mississippi, Wisconsin, Belgium, France and the United Kingdom. Principal product lines of this group are ranges, cookers, stoves, cooktops, microwaves, ovens, refrigerators, dishwashers, undercounter refrigeration, wine cellars, ice machines, ventilation equipment and outdoor equipment. These products are sold and marketed under the brand names: AGA, AGA Cookshop, Brava, EVO, La Cornue, Leisure Sinks, Lynx, Marvel, Mercury, Novy, Rangemaster, Rayburn, Redfyre, Sedona, Stanley, TurboChef, U-Line and Viking.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker evaluates individual segment performance based on operating income.

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Oct 2, 2021		Sep 26, 2020		Oct 2, 2021		Sep 26, 2020
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$511,480	62.6%	$371,223	58.5%	$1,501,413	63.0%	$1,081,847	60.6%
Food Processing	112,670	13.8	110,648	17.4	355,172	14.9	316,477	17.7
Residential Kitchen	193,395	23.6	152,654	24.1	527,791	22.1	385,637	21.7
Total	$817,545	100.0%	$634,525	100.0%	$2,384,376	100.0%	$1,783,961	100.0%

The following table summarizes the results of operations for the company's business segments (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other (1)	Total
Three Months Ended October 2, 2021
Net sales	$511,480	$112,670	$193,395	$—	$817,545
Income (loss) from operations (2, 3, 6)	105,529	21,425	31,322	75,206	233,482
Depreciation expense	5,793	1,353	3,608	122	10,876
Amortization expense (5)	12,822	1,773	3,589	1,570	19,754
Net capital expenditures	6,391	1,106	2,127	797	10,421

Nine Months Ended October 2, 2021
Net sales	$1,501,413	$355,172	$527,791	$—	$2,384,376
Income (loss) from operations (2, 3, 4, 6)	311,789	68,048	95,088	16,447	491,372
Depreciation expense	17,579	4,005	9,120	476	31,180
Amortization expense (5)	42,272	5,450	7,145	4,625	59,492
Net capital expenditures	17,599	3,539	7,256	1,338	29,732

Total assets	$3,498,696	$640,229	$1,578,857	$55,069	$5,772,851

Three Months Ended September 26, 2020
Net sales	$371,223	$110,648	$152,654	$—	$634,525
Income (loss) from operations (2, 3)	57,483	22,860	22,626	(16,297)	86,672
Depreciation expense	5,360	1,480	2,965	—	9,805
Amortization expense (5)	12,923	1,794	2,170	692	17,579
Net capital expenditures	5,279	692	794	299	7,064

Nine Months Ended September 26, 2020
Net sales	$1,081,847	$316,477	$385,637	$—	$1,783,961
Income (loss) from operations (2, 3)	173,064	57,801	41,860	(41,521)	231,204
Depreciation expense	15,567	4,179	8,742	15	28,503
Amortization expense (5)	38,257	5,494	7,627	1,713	53,091
Net capital expenditures	22,152	3,115	4,089	420	29,776

Total assets	$3,155,360	$628,156	$1,149,550	$87,118	$5,020,184

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
(6)Termination fee from Welbilt merger is included in Corporate and Other.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Oct 2, 2021	Sep 26, 2020
United States and Canada	$337,790	$321,159
Asia	33,783	22,857
Europe and Middle East	204,696	152,914
Latin America	8,062	6,111
Total international	$246,541	$181,882
	$584,331	$503,041

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

The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 2, 2021	Sep 26, 2020	Oct 2, 2021	Sep 26, 2020
Net Periodic Pension Benefit:
Service cost	$194	$649	$584	$1,918
Interest cost	4,287	6,456	12,927	19,086
Expected return on assets	(19,516)	(18,089)	(58,851)	(53,476)
Amortization of net loss (gain)	3,150	842	9,498	2,489
Amortization of prior service cost (credit)	716	642	2,158	1,897
	$(11,169)	$(9,500)	$(33,684)	$(28,086)

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

16)    Restructuring
Commercial Foodservice Equipment Group

During the fiscal years 2020 and 2019, the company undertook cost reduction initiatives related to the Commercial Foodservice Equipment Group including headcount reductions and facility consolidations. These actions resulted in expenses of $0.5 million and $7.0 million in the three months ended October 2, 2021 and September 26, 2020, respectively, primarily for severance related to headcount reductions associated with the COVID-19 pandemic and facility consolidations. For the nine months period ended October 2, 2021 and September 26, 2020 the expenses for these actions amounted to $1.4 million and $8.6 million, respectively. These expenses are reflected in restructuring expenses in the Condensed Consolidated Statements of Comprehensive Income. The realization of cost savings from the restructuring initiatives began in 2020 with an expected annual savings of approximately $20.0 million. At October 2, 2021, the restructuring obligations accrued for these initiatives are immaterial and will substantially be complete by the end of fiscal 2021.

The restructuring expenses for the other segments of the company were not material during the period.

17)    Share Repurchases
The company treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. For the three and nine months ended October 2, 2021, the company repurchased 621 and 14,652 shares of its common stock, respectively, that were surrendered to the company for withholding taxes related to restricted stock vestings for $0.1 million and $2.5 million, respectively. These withheld shares are not considered common stock repurchases under the authorized common stock repurchase plan and accordingly are not included in the common stock repurchase totals disclosed below.

In November 2017, the company's Board of Directors approved a stock repurchase program authorizing the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. During 2020, the company repurchased 896,965 shares of its common stock under the program for $69.7 million, including applicable commissions, which represented an average price of $77.70. As of October 2, 2021, 1,023,165 shares had been purchased under the 2017 stock repurchase program and 1,476,835 remain authorized for repurchase.

18)    Subsequent Events
On October 21, 2021, the company entered into a five-year, $4.5 billion amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement amends and restates the company’s prior $3.1 billion credit facility. The Credit Agreement provides for a new senior secured credit facility in an aggregate principal amount of $4.5 billion, consisting of (i) a $1 billion term loan facility, (ii) a $750 million delayed draw term loan facility and (iii) a $2.75 billion multi-currency revolving credit facility, with the potential, under certain circumstances, to increase the amount of the credit facility by the greater of $625 million and 100% of consolidated EBITDA for the most recently ended period of consecutive fiscal quarters (plus additional amounts, subject to compliance with a senior secured net leverage ratio), either by increasing the revolving commitment or by adding one or more revolver or term loan tranches.The credit facility matures on October 21, 2026, with the potential to extend the maturity date in one year increments with the consent of the extending lenders. All obligations under the Credit Agreement are secured by substantially all the assets of the company and certain of the company’s material domestic subsidiaries, and unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company’s direct and indirect material foreign and domestic subsidiaries.

The term loan facility will amortize in equal quarterly installments due on the last day of each fiscal quarter, commencing with the first full fiscal quarter after October 21, 2021, in an aggregate annual amount equal to 2.50% of the original aggregate principal amount of the term loan facility, with the balance, plus any accrued interest, due and payable on October 21, 2026. The delayed draw term loan facility is available for borrowing within one year. The delayed draw term loan facility will amortize in quarterly installments due on the last day of each fiscal quarter, commencing with the first full fiscal quarter after each delayed draw term loan borrowing in an amount equal to 0.625% of the original aggregate principal amount of such borrowing, with the balance, plus any accrued interest, due and payable on October 21, 2026. The Credit Agreement requires the company to satisfy the following financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00; and (ii) a maximum Secured Leverage Ratio (as defined in the Credit Agreement) of Funded Secured Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Agreement) of 3.75 to 1.00, which may be adjusted to 4.25 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Agreement. The Credit Agreement provides availability to provide working capital, capital expenditures, to support the issuance of letters of credit and other general corporate purposes, as well as for financing permitted acquisitions. The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Credit Agreement, a copy of which is attached as Exhibit 10.1 hereto.

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

As previously disclosed, on July 13, 2021, Middleby announced that, under the terms of the Merger Agreement, it would not exercise its right to propose any modifications to the terms of the Merger Agreement and would allow the five-day match period to expire. Accordingly, on July 14, 2021, Welbilt delivered to Middleby a written notice terminating the Merger Agreement in accordance with Section 7.1(c)(iii) of the Merger Agreement and, concurrently with Middleby’s receipt of the termination fee of $110 million in cash from Welbilt, the Merger Agreement was terminated on July 14, 2021.

The termination fee received is reflected in the Condensed Consolidated Statements of Comprehensive Income as the "merger termination fee" and $19.7 million of deal costs associated with the transaction are reflected in selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income.

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Oct 2, 2021		Sep 26, 2020		Oct 2, 2021		Sep 26, 2020
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$511,480	62.6%	$371,223	58.5%	$1,501,413	63.0%	$1,081,847	60.6%
Food Processing	112,670	13.8	110,648	17.4	355,172	14.9	316,477	17.7
Residential Kitchen	193,395	23.6	152,654	24.1	527,791	22.1	385,637	21.7
Total	$817,545	100.0%	$634,525	100.0%	$2,384,376	100.0%	$1,783,961	100.0%

Results of Operations
 The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended		Nine Months Ended
	Oct 2, 2021	Sep 26, 2020	Oct 2, 2021	Sep 26, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.4	64.9	63.1	64.9
Gross profit	36.6	35.1	36.9	35.1
Selling, general and administrative expenses	21.4	20.3	20.8	21.6
Restructuring	0.1	1.1	0.1	0.6
Merger termination fee	(13.5)	—	(4.6)	—
Income from operations	28.6	13.7	20.6	12.9
Interest expense and deferred financing amortization, net	1.6	2.9	1.8	3.1
Net periodic pension benefit (other than service costs)	(1.4)	(1.6)	(1.4)	(1.7)
Other expense (income), net	0.1	—	(0.1)	0.2
Earnings before income taxes	28.3	12.4	20.3	11.3
Provision for income taxes	6.7	2.9	4.1	2.6
Net earnings	21.6%	9.5%	16.2%	8.7%

Three Months Ended October 2, 2021 as compared to Three Months Ended September 26, 2020

NET SALES. Net sales for the three months period ended October 2, 2021 increased by $183.0 million or 28.8% to $817.5 million as compared to $634.5 million in the three months period ended September 26, 2020. Net sales increased by $39.4 million, or 6.2%, from the fiscal 2020 acquisitions of Wild Goose and United Foodservice Equipment Zhuhai and the fiscal 2021 acquisitions of Novy and Imperial. Excluding acquisitions and a disposition, net sales increased $148.9 million, or 23.7%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended October 2, 2021 increased net sales by approximately $7.9 million or 1.3%. Excluding the impact of foreign exchange, acquisitions and a disposition, sales increased 22.4% for the three months period ended October 2, 2021 as compared to the prior year period, including a net sales increase of 31.9% at the Commercial Foodservice Equipment Group, a net sales increase of 1.4% at the Food Processing Equipment Group and a net sales increase of 14.2% at the Residential Kitchen Equipment Group.

•Net sales of the Commercial Foodservice Equipment Group increased by $140.3 million, or 37.8%, to $511.5 million in the three months period ended October 2, 2021, as compared to $371.2 million in the prior year period. Net sales from the acquisitions of Wild Goose, United Foodservice Equipment Zhuhai, and Imperial, which were acquired on December 7, 2020, and December 18, 2020, and September 24, 2021, respectively, accounted for an increase of $18.2 million during the three months period ended October 2, 2021. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $122.1 million, or 32.9%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $118.5 million or 31.9% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $100.8 million, or 37.9%, to $366.6 million, as compared to $265.8 million in the prior year period. This includes an increase of $14.8 million from recent acquisitions. Excluding the acquisitions, the net increase in domestic sales was $86.0 million, or 32.4%. International sales increased $39.5 million, or 37.5%, to $144.9 million, as compared to $105.4 million in the prior year period. This includes an increase of $3.4 million from the recent acquisitions and an increase of $3.6 million related to the favorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $32.5 million, or 30.8%. The increase in domestic and international sales is related to improvements in market conditions and consumer demand, as the prior year period was significantly impacted by the COVID-19 pandemic.

•Net sales of the Food Processing Equipment Group increased by $2.0 million, or 1.8%, to $112.6 million in the three months period ended October 2, 2021, as compared to $110.6 million in the prior year period. Excluding the impact of foreign exchange, net sales increased $1.5 million, or 1.4% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $2.3 million, or 2.8%, to $84.4 million, as compared to $82.1 million in the prior year period. The increase in domestic sales reflects growth primarily driven by protein products. International sales decreased $0.3 million, or 1.1%, to $28.2 million, as compared to $28.5 million in the prior year period. This includes an increase of $0.5 million related to the favorable impact of exchange rates. Excluding foreign exchange, the net sales decrease in international sales was $0.8 million, or 2.8%.

•Net sales of the Residential Kitchen Equipment Group increased by $40.7 million, or 26.7%, to $193.4 million in the three months period ended October 2, 2021, as compared to $152.7 million in the prior year period. Excluding the impact of the acquisition of Novy, acquired on July 12, 2021, and the disposition, net sales increased $24.8 million, or 16.8%, as compared to the prior year period. Excluding the impact of foreign exchange, the acquisition, and the disposition, net sales increased $21.0 million, or 14.2% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $15.9 million, or 16.3%, to $113.2 million, as compared to $97.3 million in the prior year period. International sales increased $24.8 million, or 44.8%, to $80.2 million, as compared to $55.4 million in the prior year period. This includes an increase of $3.8 million related to the favorable impact of exchange rates. Excluding foreign exchange, the acquisition, and the disposition, the net sales increase in international sales was $5.1 million, or 10.2%. The increase in domestic and international sales reflects the strong demand for our premium appliance brands and strength in the European market.

GROSS PROFIT. Gross profit increased to $299.6 million in the three months period ended October 2, 2021 from $222.7 million in the prior year period, primarily reflecting higher sales volumes related to improvements in market conditions and consumer demand and favorable impact of foreign exchanges rates of $2.7 million. The gross margin rate was 35.1% in the three months period ended September 26, 2020 as compared to 36.6% in the current year period. Gross profit margins have been negatively impacted by rising costs of many raw materials and inputs, as well as higher labor rates and logistics costs.

•Gross profit at the Commercial Foodservice Equipment Group increased by $59.8 million, or 46.9%, to $187.3 million in the three months period ended October 2, 2021, as compared to $127.5 million in the prior year period. Gross profit from the acquisitions of Wild Goose, United Foodservice Equipment Zhuhai, and Imperial increased gross profit by $7.1 million. Excluding acquisitions, gross profit increased by $52.7 million related to higher sales volumes. The impact of foreign exchange rates increased gross profit by approximately $1.2 million. The gross margin rate increased to 36.6%, as compared to 34.3% in the prior year period. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 36.6%.

•Gross profit at the Food Processing Equipment Group increased by $1.5 million, or 3.7%, to $41.9 million in the three months period ended October 2, 2021, as compared to $40.4 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $0.3 million. The gross profit margin rate increased to 37.2%, as compared to 36.5% in the prior year period primarily related to higher sales volumes and product mix. The gross margin rate, excluding the impact of foreign exchange, was 37.1%.

•Gross profit at the Residential Kitchen Equipment Group increased by $15.2 million, or 27.4%, to $70.7 million in the three months period ended October 2, 2021, as compared to $55.5 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $1.2 million. The gross margin rate increased to 36.6%, as compared to 36.3% in the prior year period related to higher sales volumes. The gross margin rate, excluding the acquisition and the impact of foreign exchange, was 37.5%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $128.8 million in the three months period ended September 26, 2020 to $175.4 million in the three months period ended October 2, 2021.  As a percentage of net sales, selling, general, and administrative expenses were 20.3% in the three months period ended September 26, 2020, as compared to 21.4% in the three months period ended October 2, 2021.

Selling, general and administrative expenses reflect increased costs of $9.4 million associated with acquisitions, including $2.2 million of intangible amortization expense. Selling, general and administrative expenses increased $16.9 million related to compensation costs and $11.9 million related to professional fees, including deal expenses. Higher sales volumes also resulted in increased commission expense. Foreign exchange rates had an unfavorable impact of $1.3 million.

RESTRUCTURING EXPENSES. Restructuring expenses were $7.3 million for the three months period ended September 26, 2020 and $0.8 million for the three months period ended October 2, 2021. Restructuring expenses in both periods related primarily to headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $13.2 million in the three months period ended October 2, 2021, as compared to $18.4 million in the prior year period, reflecting the reduction in borrowing levels, the reduction in average interest rates under the Credit Facility and the benefit from the Convertible Notes. Net periodic pension benefit (other than service costs) increased $1.3 million to $11.4 million in the three months period ended October 2, 2021 from $10.1 million in the prior year period, related to the decrease in discount rate used to calculate the interest cost. Other expense was $0.8 million in the three months period ended October 2, 2021, as compared to other income of $0.3 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $54.9 million, at an effective rate of 23.8%, was recorded during the three months period ended October 2, 2021, as compared to $18.2 million at an effective rate of 23.1%, in the prior year period.

Nine Months Ended October 2, 2021 as compared to Nine Months Ended September 26, 2020

NET SALES. Net sales for the nine months period ended October 2, 2021 increased by $600.4 million or 33.7% to $2,384.4 million as compared to $1,784.0 million in the nine months period ended September 26, 2020. Net sales increased by $73.5 million, or 4.1%, from the fiscal 2020 acquisitions of Deutsche, Wild Goose and United Foodservice Equipment Zhuhai, and fiscal 2021 acquisitions of Novy and Imperial. Excluding acquisitions and a disposition, net sales increased $540.9 million, or 30.6%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the nine months period ended October 2, 2021 increased net sales by approximately $39.2 million or 2.2%. Excluding the impact of foreign exchange, acquisitions and a disposition, sales increased 28.3% for nine months period ended October 2, 2021 as compared to the prior year period, including a net sales increase of 32.2% at the Commercial Foodservice Equipment Group, a net sales increase of 10.7% at the Food Processing Equipment Group and a net sales increase of 32.2% at the Residential Kitchen Equipment Group.

•Net sales of the Commercial Foodservice Equipment Group increased by $419.5 million, or 38.8%, to $1,501.4 million in the nine months period ended October 2, 2021, as compared to $1,081.9 million in the prior year period. Net sales from the acquisitions of Deutsche, Wild Goose, United Foodservice Equipment Zhuhai, and Imperial, which were acquired on March 2, 2020, December 7, 2020, December 18, 2020, and September 24, 2021, respectively, accounted for an increase of $52.3 million during the nine months period ended October 2, 2021. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $367.2 million, or 33.9%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $348.0 million or 32.2% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $296.3 million, or 38.6%, to $1,064.5 million, as compared to $768.2 million in the prior year period. This includes an increase of $40.3 million from recent acquisitions. Excluding acquisitions, the net increase in domestic sales was $256.0 million, or 33.3%. The increase in domestic sales is related to improvements in market conditions and consumer demand. International sales increased $123.2 million, or 39.3%, to $436.9 million, as compared to $313.7 million in the prior year period. This includes an increase of $12.0 million from the recent acquisitions and an increase of $19.2 million related to the favorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $92.0 million, or 29.3%. The increase in international revenues is related to improvements in market conditions, primarily in the European and Asian markets.

•Net sales of the Food Processing Equipment Group increased by $38.7 million, or 12.2%, to $355.2 million in the nine months period ended October 2, 2021, as compared to $316.5 million in the prior year period. Excluding the impact of foreign exchange, net sales increased $34.0 million or 10.7% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $31.8 million, or 14.0%, to $259.6 million, as compared to $227.8 million in the prior year period. The increase in domestic sales reflects growth primarily driven by both protein and bakery products. International sales increased $6.9 million, or 7.8%, to $95.6 million, as compared to $88.7 million in the prior year period. This includes an increase of $4.7 million related to the favorable impact of exchange rates. Excluding the foreign exchange, the net sales increase in international sales was $2.2 million, or 2.5%. The increase in international revenues is primarily driven by protein projects.

•Net sales of the Residential Kitchen Equipment Group increased by $142.2 million or 36.9%, to $527.8 million in the nine months period ended October 2, 2021, as compared to $385.6 million in the prior year period. Excluding the impact of the acquisition of Novy, acquired on July 12, 2021, and the disposition, net sales increased $135.0 million, or 36.3%, as compared to the prior year period. Excluding the impact of foreign exchange, the acquisition, and the disposition, net sales increased $119.7 million, or 32.2%, at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $71.0 million, or 26.9%, to $335.1 million, as compared to $264.1 million in the prior year period. International sales increased $71.2 million, or 58.6%, to $192.7 million, as compared to $121.5 million in the prior year period. This includes an increase of $15.3 million related to the favorable impact of exchange rates. Excluding foreign exchange, an acquisition, and a disposition, the net sales increase in international sales was $48.7 million, or 45.3%. The increase in domestic and international sales reflects the strong demand for our premium appliance brands and strength in the European market.

GROSS PROFIT. Gross profit increased to $879.2 million in the nine months period ended October 2, 2021 from $626.1 million in the prior year period, primarily reflecting higher sales volumes related to improvements in market conditions and consumer demand and the favorable impact of foreign exchanges rates of $14.2 million. The gross margin rate was 35.1% in the nine months period ended September 26, 2020 as compared to 36.9% in the current year period. Gross profit margins have been negatively impacted by rising costs of many raw materials and inputs, as well as higher labor rates and logistics costs.

•Gross profit at the Commercial Foodservice Equipment Group increased by $176.9 million, or 46.8%, to $554.5 million in the nine months period ended October 2, 2021, as compared to $377.6 million in the prior year period. Gross profit from the acquisitions of Deutsche, Wild Goose, United Foodservice Equipment Zhuhai, and Imperial increased gross profit by $18.8 million. Excluding acquisitions, gross profit increased by $158.1 million related to higher sales volumes. The impact of foreign exchange rates increased gross profit by approximately $6.9 million. The gross margin rate increased to 36.9%, as compared to 34.9% in the prior year period. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 37.0%.

•Gross profit at the Food Processing Equipment Group increased by $15.7 million, or 13.9%, to $128.3 million in the nine months period ended October 2, 2021, as compared to $112.6 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $2.3 million. The gross profit margin rate increased to 36.1%, as compared to 35.6% in the prior year period primarily related to higher sales volumes and product mix. The gross margin rate, excluding the impact of foreign exchange, was 35.9%.

•Gross profit at the Residential Kitchen Equipment Group increased by $58.8 million, or 42.8%, to $196.3 million in the nine months period ended October 2, 2021, as compared to $137.5 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $5.0 million. The gross margin rate increased to 37.2%, as compared to 35.7% in the prior year period, related to higher sales volumes. The gross margin rate, excluding the acquisition and the impact of foreign exchange, was 37.6%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $384.6 million in the nine months period ended September 26, 2020 to $496.0 million in the nine months period ended October 2, 2021. As a percentage of net sales, selling, general, and administrative expenses were 21.6% in the nine months period ended September 26, 2020, as compared to 20.8% in the nine months period ended October 2, 2021.

Selling, general and administrative expenses reflect increased costs of $19.2 million associated with acquisitions, including $6.5 million of intangible amortization expense. Selling, general and administrative expenses increased $56.0 million related to compensation costs and $28.0 million related to professional fees, including deal expenses. Higher sales volumes also resulted in increased commission expense, which was offset by decreases in bad debt provisions. Foreign exchange rates had an unfavorable impact of $6.9 million.

RESTRUCTURING EXPENSES. Restructuring expenses decreased $7.7 million from $10.3 million in the nine months period ended September 26, 2020 to $2.6 million in the nine months period ended October 2, 2021. Restructuring expenses in both periods related primarily to headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $43.5 million in the nine months period ended October 2, 2021, as compared to $55.9 million in the prior year period, reflecting the reduction in borrowing levels, the reduction in the average interest rates under the Credit Facility and the benefit from the Convertible Notes. Net periodic pension benefit (other than service costs) increased $4.3 million to $34.3 million in the nine months period ended October 2, 2021 from $30.0 million in the prior year period, related to the decrease in discount rate used to calculate the interest cost. Other income was $1.4 million in the nine months period ended October 2, 2021, as compared to other expense of $3.4 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $97.7 million, at an effective rate of 20.2%, was recorded during the nine months period ended October 2, 2021, as compared to $46.5 million at an effective rate of 23.0%, in the prior year period. The lower rate in the current year is primarily due to several discrete tax benefits, including a deferred tax benefit for the enacted UK tax rate change from 19% to 25% and tax benefits from amended U.S. tax returns, partially offset by a tax charge for state deferred tax rate changes. When excluding the discrete tax adjustments, the 2021 rate was approximately 24.0%.

Financial Condition and Liquidity
During the nine months ended October 2, 2021, cash and cash equivalents decreased by $16.6 million to $251.5 million from $268.1 million at January 2, 2021. Total debt increased to $1.9 billion at October 2, 2021 from $1.7 billion at January 2, 2021 primarily due to the adoption of ASU 2020-06 as discussed in Note 4, Recently Issued Accounting Standards, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
OPERATING ACTIVITIES. Net cash provided by operating activities was $346.0 million for the nine months ended October 2, 2021, compared to $316.2 million for the nine months ended September 26, 2020. During the nine months period ended October 2, 2021, the company received approximately $67.7 million in a termination fee, net of deal costs and taxes, approximately.

During the nine months period ended October 2, 2021, working capital changes meaningfully impacted operating cash flows. These included an increase in accounts receivable of $97.4 million due to improved market conditions and increased sales volumes. Also, inventory increased $134.5 million and accounts payable increased $61.3 million to support increased demand and to manage supply chain risks.
INVESTING ACTIVITIES. During the nine months ended October 2, 2021, net cash used for investing activities amounted to $412.7 million. Cash used to fund acquisitions and investments amounted to $389.0 million primarily for the 2021 acquisitions of Novy and Imperial during the nine months ended October 2, 2021. Additionally, $29.7 million was expended, primarily for additions and upgrades of production equipment, manufacturing facilities and residential and commercial showrooms. Proceeds on the sale of property following facility consolidation actions generated $6.1 million
FINANCING ACTIVITIES. Net cash flows provided by financing activities were $54.4 million during the nine months ended October 2, 2021. The company’s borrowing activities during the nine months ended October 2, 2021 included $64.4 million of net proceeds under its Credit Facility. The company used $2.5 million to repurchase 14,652 shares of Middleby common stock that were surrendered to the company by employees in lieu of cash payment for withholding taxes related to restricted stock vesting during the quarter. Additionally, the company settled deferred purchase price obligations of $5.9 million during the nine months ended October 2, 2021.
At October 2, 2021, the company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

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

Effective January 3, 2021, the company adopted ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity."

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period coinciding with the end of the company's Fiscal Third Quarter	Variable Rate Debt

2022	$21,553
2023	19,051
2024	19,056
2025	1,827,627
2026 and thereafter	288
$1,887,575
The company is exposed to interest rate risk on its floating-rate debt. The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of October 2, 2021, the fair value of these instruments was a liability of $29.3 million. The change in fair value of these swap agreements in the first nine months of 2021 was a gain of $16.2 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
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
Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a loss of $3.4 million at the end of the third quarter of 2021.

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
As of October 2, 2021, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended October 2, 2021, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the nine months ended October 2, 2021, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
July 4, 2021 to July 31, 2021	—	$—	—	1,476,835
August 1, 2021 to August 28, 2021	—	—	—	1,476,835
August 29, 2021 to October 2, 2021	—	—	—	1,476,835
Quarter ended October 2, 2021	—	$—	—	1,476,835
(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. As of October 2, 2021, the total number of shares authorized for repurchase under the program is 2,500,000. As of October 2, 2021, 1,023,165 shares had been purchased under the 2017 stock repurchase program.
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

Item 6. Exhibits

Exhibits:

Exhibit 10.1 –
Eighth Amended and Restated Credit Agreement, dated as of October 21, 2021, among Middleby Marshall Inc., The Middleby Corporation, the Subsidiary Borrowers named therein, the lenders named therein and Bank of America, N.A., as administrative agent for the lenders, incorporated by reference to the company Form 8-K Exhibit 10.1 filed on October 21, 2021.

Exhibit 31.1 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 –	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 101 –	Financial statements on Form 10-Q for the quarter ended October 2, 2021, filed on November 10, 2021, formatted in Inline Extensive Business Reporting Language (iXBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

Exhibit 104 –	Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	November 10, 2021	By:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer