Form 10-K
period 2022-01-01
MIDDLEBY Corp
filed 2022-03-02
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended January 1, 2022
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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of July 3, 2021 was approximately $9,526,285,074.

The number of shares outstanding of the Registrant’s class of common stock, as of February 28, 2022, was 54,661,085 shares.

Documents Incorporated by Reference

Part III of Form 10-K incorporates by reference the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2022 annual meeting of stockholders.

THE MIDDLEBY CORPORATION
JANUARY 1, 2022
FORM 10-K ANNUAL REPORT

PART I

Item 1.      Business

General

The Middleby Corporation, a Delaware corporation (“Middleby” or the “company”), through its operating subsidiary Middleby Marshall Inc., a Delaware corporation (“Middleby Marshall”) and its subsidiaries, is a leader in the design, manufacture, marketing, distribution, and service of a broad line of (i) foodservice equipment used in all types of commercial restaurants and institutional kitchens, (ii) food preparation, cooking, baking, chilling and packaging equipment for food processing operations, and (iii) premium kitchen equipment including ranges, ovens, refrigerators, ventilation, dishwashers and outdoor cooking equipment primarily used in the residential market.

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

This commercial foodservice equipment is marketed under a portfolio of sixty-eight brands, including Anets, APW Wyott, Bakers Pride, Beech, BKI, Blodgett, Blodgett Combi, Bloomfield, Britannia, Carter-Hoffmann, Celfrost, Concordia, CookTek, Crown, CTX, Desmon, Deutsche Beverage, Doyon, Eswood, EVO, Firex, Follett, Frifri, Globe, Goldstein, Holman, Houno, IMC, Imperial, Induc, Ink Kegs, Inline Filling Systems, Jade, JoeTap, Josper, L2F, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Meheen, Middleby Marshall, MPC, Newton CFV, Nieco, Nu-Vu, PerfectFry, Pitco, QualServ, RAM, Southbend, Ss Brewtech, Star, Starline, Sveba Dahlen, Synesso, Tank, Taylor, Thor, Toastmaster, TurboChef, Ultrafryer, Varimixer, Wells, Wild Goose and Wunder-Bar.

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

This food processing equipment is marketed under a portfolio of twenty-one brands, including Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Cozzini, CV-Tek, Danfotech, Drake, Glimek, Hinds-Bock, Maurer-Atmos, MP Equipment, Pacproinc, RapidPak, Scanico, Spooner Vicars, Stewart Systems, Sveba Dahlen, Thurne and Ve.Ma.C.

The products offered by this group include a wide array of cooking and baking solutions, including batch ovens, baking ovens, proofing ovens, conveyor belt ovens, continuous processing ovens, frying systems and automated thermal processing systems. The company also provides a comprehensive portfolio of complementary food preparation equipment such as tumblers, massagers, grinders, slicers, reduction and emulsion systems, mixers, blenders, formers, battering equipment, breading equipment, seeding equipment, water cutting systems, food presses, food suspension equipment, filling and depositing solutions and forming equipment, as well as a variety of automated loading and unloading systems, food safety, food handling, freezing, defrosting and packaging equipment. This portfolio of equipment can be integrated to provide customers a highly efficient and customized solution.

Residential Kitchen Equipment Group

The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. Principal product lines of this group are ranges, cookers, stoves, cooktops, microwaves, ovens, refrigerators, dishwashers, undercounter refrigeration, wine cellars, ice machines, beer dispensers, ventilation equipment, mixers, rotisseries and outdoor cooking equipment. These products are sold and marketed under a portfolio of twenty-two brands, including AGA, AGA Cookshop, Brava, Char-Griller, EVO, Kamado Joe, La Cornue, Leisure Sinks, Lynx, Marvel, Masterbuilt, Mercury, Novy, Rangemaster, Rayburn, Redfyre, Sedona, Stanley, TurboChef, U-Line, Varimixer and Viking.

Acquisition Strategy

The company has pursued a strategy to acquire and assemble a leading portfolio of brands and technologies for each of its three business segments. Over the past two years, the company has completed nine acquisitions to add to its portfolio of brands and technologies of the Commercial Foodservice Equipment Group and the Residential Kitchen Equipment Group. These acquisitions have added twelve brands to the Middleby portfolio and positioned the company as a leading provider of equipment in each respective industry. Significant acquisitions included Novy and Kamado Joe and Masterbuilt, acquired for a purchase price of $250.9 million and $400.7 million, net of cash acquired, respectively. All other acquisitions were acquired for an aggregate purchase price totaling $430.5 million, net of cash acquired.

Commercial Foodservice Equipment Group
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

•September 2021: The company completed its acquisition of all of the capital stock of Imperial Commercial Cooking Equipment ("Imperial"), a manufacturer of ranges, fryers, ovens, countertop equipment, and other specialty cooking products for the commercial kitchen, located in Corona, California.
•November 2021: The company completed its acquisition of all of the assets of Gate CFV Solutions, Inc. and Newton CFV, LLC ("Newton CFV"), a business that manufactures and sells valves for beverage dispensing and other applications utilizing patented CFV technology that provides constant pressure, flow and ratio control, located in Sebastian, Florida.

Residential Kitchen Equipment Group

•July 2021: The company completed its acquisition of all of the capital stock of Novy Invest NV ("Novy"), a leader in cooker hoods and hobs, located in Belgium.

•December 2021: The company completed its acquisition of all of the capital stock of A&J Structure Services, LLC ("Char-Griller"), a leader in residential outdoor charcoal and gas cooking products, located in Atlanta, Georgia.

•December 2021: The company completed its acquisition of all of the member interests of Masterbuilt Holdings, LLC ("Kamado Joe and Masterbuilt") and their residential outdoor brands Kamado Joe and Masterbuilt, a leader in outdoor residential cooking equipment, located in the Atlanta, Georgia area.

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

Food Processing Equipment Industry

The company's customers include a diversified base of leading food processors. Customers include several large international food processing companies, which account for a significant portion of the revenues of this business segment, although none of which is greater than 10% of net sales. A large portion of the company's revenues have been generated from producers of protein products such as bacon, salami, hot dogs, dinner sausages, poultry, lunchmeats and plant based/alternative protein and producers of bakery products, such as muffins, cookies, crackers, pies, bread and buns; however, the company believes that it can leverage its expertise and product development capabilities in thermal processing to organically grow into new end markets and offers unique full processing line solutions.

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

A number of factors, including raw material prices, cost of ownership of their equipment, labor and health care costs, are driving food processors to focus on ways to improve their generally thin profitability margins. In order to increase the profitability and efficiency in processing plants, food processors pay increasingly more attention to the performance of their machinery and the flexibility in the functionality of the equipment. Food processors are continuously looking for ways to make their plants safer and reduce labor-intensive activities. Food processors have begun to recognize the value of new technology as an important vehicle to drive productivity and profitability in their plants. Due to customer requirements, food processors are expected to continue to demand new and innovative equipment that addresses food safety, food quality, automation, flexibility and sustainability.

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

The global food processing equipment industry is highly fragmented, large and growing. The company estimates demand for food processing equipment is in excess of $55.0 billion worldwide.

Residential Kitchen Equipment Industry

The company’s end-users include customers with high-end residential kitchens as well as retail dealers of residential cooking equipment. The market potential for such equipment has continued to broaden due to an increase in interest from the consumer to have professionally styled appliances with commercial inspired, higher performing features in their home. The kitchen has been the main area in which consumers have invested the most money over the past several decades to increase the personal satisfaction and the value of their home. Other important factors which affect the market size and growth include the level of new home starts, increase in home renovations and general macro-economic factors. Macro-economic factors such as GDP growth, employment rates, inflation and consumer confidence, which impact the overall economy, impact the residential kitchen equipment industry and cause variability in the revenues at this segment. The residential kitchen appliance industry is estimated to be in excess of $260 billion worldwide.

Backlog

Commercial Foodservice Equipment Group

The backlog of orders for the Commercial Foodservice Equipment Group was $881.9 million at January 1, 2022, most all of which is expected to be filled during 2022. The Commercial Foodservice Equipment Group's backlog was $238.2 million at January 2, 2021. The acquired Imperial and Newton CFV businesses accounted for $16.3 million of the backlog. The backlog is not necessarily indicative of the level of business expected for the year and the growth in our backlog represents impacts from COVID-19 pandemic related market conditions and supply chain challenges.

Food Processing Equipment Group

The backlog of orders for the Food Processing Equipment Group was $187.5 million at January 1, 2022, which is expected to be filled by the end of fiscal 2023. The Food Processing Equipment Group's backlog was $131.2 million at January 2, 2021.

Residential Kitchen Equipment Group

The backlog of orders for the Residential Kitchen Equipment Group was $443.4 million at January 1, 2022, all of which is expected to be filled during 2022. The acquired Novy, Char-Griller, and Kamado Joe and Masterbuilt businesses accounted for $152.4 million of the backlog. The Residential Kitchen Equipment Group's backlog was $153.3 million at January 2, 2021.

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

Residential Kitchen Equipment Group

The company’s products are marketed through a network of distributors, dealers, designers, select online retailers and home builders to the residential customers. The company markets and sells its products to these channels through a company-employed sales force. The company’s products are distributed through a combination of an independent network of distributors and its wholly owned distribution operations. The company's wholly owned distribution operations include two primary customer support centers and regional logistic warehouse operations, which stock products and service parts for the respective region. To supplement the sales and distribution network, the company has invested in Middleby branded residential showrooms in Chicago, New York City, Orange County, California and Dallas.

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

The company believes that it is one of the largest multiple-line manufacturers of commercial kitchen, food processing and residential kitchen equipment in the U.S. and worldwide although some of its competitors are units of operations that are larger than the company and possess greater financial and personnel resources. Among the company's major competitors to the Commercial Foodservice Equipment Group are the Ali Group S.r.l.; Duke Manufacturing; AB Electrolux; Haier Group; Hoshizaki America, Inc.; Hobart Corporation and Vulcan-Hart, subsidiaries of Illinois Tool Works Inc.; Marmon Foodservice Technologies, a Bershire Hathaway Company; Midea Group; Panasonic Corporation; Rational AG; SMEG S.p.A.; and Welbilt, Inc. Major competitors to the Food Processing Equipment Group include AMF Bakery Systems, The GEA Group, JBT Technologies, Marel, and Provisur. The residential kitchen appliance sector is highly competitive and includes a number of large global competitors including, AB Electrolux, GE Appliances, LG Corporation, Panasonic Corporation, Samsung Group, Weber Inc., and Whirlpool Corporation. However, within the premium segment of this kitchen equipment market, there are fewer full line competitors and the company’s competition includes Bertazzoni; Bosch, Gaggenau, and Thermador, subsidiaries of Bosch Siemens; Dacor, subsidiary of Samsung Electronics America; Haier Group; Midea Group; Miele; SMEG S.p.A.; and Sub-Zero and Wolf, subsidiaries of Sub-Zero Group, Inc.

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

The Commercial Foodservice Equipment Group manufactures its products in twenty-two domestic and seventeen international production facilities. The Food Processing Equipment Group manufactures its products in eleven domestic and six international production facilities. The Residential Kitchen Equipment Group manufactures its products in six domestic and five international production facilities. See Item 2. Properties for a list of the principal domestic and international manufacturing facilities by segment.

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

Sources of Supply

The company purchases its raw materials and component parts from a number of suppliers. The majority of the company’s material purchases are standard commodity-type materials, such as stainless steel, electrical components and hardware. These materials and parts generally are available in adequate quantities from numerous suppliers. Some component parts are obtained from sole sources of supply. In such instances, management believes it can substitute other suppliers as required. The majority of fabrication is done internally through the use of automated equipment. Certain equipment and accessories are manufactured by other suppliers for sale by the company. The company believes it enjoys good relationships with its suppliers. The present sources of supply have been impacted by COVID-19 pandemic market conditions, however are adequate for the company's present and anticipated future requirements.

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

The company's leading portfolio of trade names of its Commercial Foodservice Equipment Group include Anets, APW Wyott, Bakers Pride, Beech, BKI, Blodgett, Blodgett Combi, Bloomfield, Britannia, Carter-Hoffmann, Celfrost, Concordia, CookTek, Crown, CTX, Desmon, Deutsche Beverage, Doyon, Eswood, EVO, Firex, Follett, Frifri, Globe, Goldstein, Holman, Houno, IMC, Imperial, Induc, Ink Kegs, Inline Filling Systems, Jade, JoeTap, Josper, L2F, Lang, Lincat, MagiKitch’n, Market Forge, Marsal, Meheen, Middleby Marshall, MPC, Newton CFV, Nieco, Nu-Vu, PerfectFry, Pitco, QualServ, RAM, Southbend, Ss Brewtech, Star, Starline, Sveba Dahlen, Synesso, Tank, Taylor, Thor, Toastmaster, TurboChef, Ultrafryer, Varimixer, Wells, Wild Goose and Wunder-Bar.

The company’s leading portfolio of trade names of its Food Processing Equipment Group include Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Cozzini, CV-Tek, Danfotech, Drake, Glimek, Hinds-Bock, Maurer-Atmos, MP Equipment, Pacproinc, RapidPak, Scanico, Spooner Vicars, Stewart Systems, Sveba Dahlen, Thurne and Ve.Ma.C.

The company’s leading portfolio of trade names of its Residential Kitchen Equipment Group include AGA, AGA Cookshop, Brava, Char-Griller, EVO, Kamado Joe, La Cornue, Leisure Sinks, Lynx, Marvel, Masterbuilt, Mercury, Novy, Rangemaster, Rayburn, Redfyre, Sedona, Stanley, TurboChef, U-Line, Varimixer and Viking.

The company holds a broad portfolio of patents and licenses covering technology and applications related to various products, equipment and systems. Management believes the expiration of any one of these patents would not have a material adverse effect on the overall operations or profitability of the company.

Human Capital

As of January 1, 2022, 10,624 persons were employed by the company and its subsidiaries among the various groups as described below. 6,104 employees are located in the United States and the remaining employees are located outside of the United States. Unionized employees accounted for approximately 5% of the company’s workforce as of January 1, 2022. Management believes that the relationships between employees and management are good.

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

Commercial Foodservice Equipment Group

As of January 1, 2022, 6,078 persons were employed within the Commercial Foodservice Equipment Group. Of this amount, 2,430 were management, administrative, sales, engineering and supervisory personnel; 3,213 were hourly production non-union workers; and 435 were hourly production union members. Included in these totals were 2,465 individuals employed outside of the United States, of which 1,156 were management, sales, administrative and engineering personnel, 1,163 were hourly production non-union workers and 146 were hourly production union workers, who participate in an employee cooperative. At its Windsor, California facility, the company has a union contract with the Sheet Metal Workers International Association that expires on December 31, 2023. At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on July 31, 2022. At its Easton, Pennsylvania facility, the company has a union contract with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union that expires on May 4, 2023. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that expires on June 30, 2026. Management believes that the relationships between employees, unions and management are good.

Food Processing Equipment Group

As of January 1, 2022, 1,593 persons were employed within the Food Processing Equipment Group. Of this amount, 831 were management, administrative, sales, engineering and supervisory personnel; 633 were hourly production non-union workers; and 129 were hourly production union members. Included in these totals were 703 individuals employed outside of the United States, of which 411 were management, sales, administrative and engineering personnel and 292 were hourly production non-union workers. At its Lodi, Wisconsin facility, the company has a contract with the International Association of Bridge, Structural, Ornamental and Reinforcing Ironworkers that expires on December 31, 2024. At its Algona, Iowa facility, the company has a union contract with the United Food and Commercial Workers that expires on December 31, 2022. Management believes that the relationships between employees, unions and management are good.

Residential Kitchen Equipment Group

As of January 1, 2022, 2,902 persons were employed within the Residential Kitchen Equipment Group. Of this amount, 1,153 were management, administrative, sales, engineering and supervisory personnel and 1,749 were hourly production workers. Included in these totals were 1,352 individuals employed outside of the United States, of which 542 were management, sales, administrative and engineering personnel and 810 were hourly non-union production workers. Management believes that the relationships between employees and management are good.

Corporate

As of January 1, 2022, 51 persons were employed at the corporate office.

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

The company’s operating results are impacted by the health of the North American, European, Asian and Latin American economies. The company’s business and financial performance, including collection of its accounts receivable, may be adversely affected by current and future economic conditions that may cause a decline in business and consumer spending, a reduction in the availability of credit and decreased growth of its existing customers, resulting in customers electing to delay the replacement of aging equipment. Higher energy costs, rising interest rates, weakness in the residential construction, housing and home improvement markets, financial market volatility, inflation, recession and acts of terrorism may also adversely affect the company’s business and financial performance. Additionally, the company may experience difficulties in scaling its operations due to economic pressures in the U.S. and international markets.
Uncertainty surrounding the terms of the United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets or the Company’s business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. On January 31, 2020, the U.K. officially exited the European Union and entered into a transition period to negotiate the final terms of Brexit. The transition period ended on December 31, 2020. Although the U.K. and the European Union have entered into a trade and cooperation agreement (the “TCA”), which came into full force on May 1, 2021, significant parts of the U.K. economy are not addressed in detail by the TCA and a number of issues have been the subject of further bilateral negotiations since the beginning of 2021. The potential future impact of Brexit remains unclear and could adversely impact certain areas of labor and trade in addition to creating further short-term uncertainty and currency volatility. Changes to the trading relationship between the U.K. and the European Union could result in increased cost of goods imported into and exported from the U.K. and may decrease the profitability of the company's U.K. and other operations. Additional currency volatility could drive a weaker British pound, which increases the cost of goods imported into the U.K. and may decrease the profitability of the company's U.K. operations. Currency exchange rates for the British pound and the euro with respect to each other and to the U.S. dollar may be negatively affected by Brexit, which could cause volatility in our financial results. With a range of outcomes still possible, the impact from Brexit remains uncertain and will depend, in part, on the final outcome of tariff, trade, regulatory and other negotiations.
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

Business and Operational Risks

The COVID-19 pandemic has adversely impacted, and likely will continue to, adversely impact and pose risks to the company, the nature and extent of which are highly uncertain and unpredictable.

The company is monitoring the global outbreak of the COVID-19 pandemic and taking steps to mitigate the risks posed by its spread, including working with its customers, employees, suppliers and other stakeholders. The pandemic has adversely affected, and is expected to continue to adversely affect, the company's financial results, condition and outlook. Certain elements of the company's business (including its supply chain, distribution systems, production levels and research and development activities) and operations have been negatively impacted due to significant portions of the company's workforce being unable to work effectively due to quarantines, government orders and guidance, facility closures, illness, travel restrictions, implementation of precautionary measures and other restrictions. The company also has experienced, and expects to continue to experience, volatility in demand given disruptions in global health, economic and market conditions, consumer behavior and global restaurant operations. If the pandemic continues and conditions worsen, the company expects to experience additional adverse impacts on operational and commercial activities, costs, customer orders and purchases and collections of accounts receivable, which may be material, and the extent of these exposures remains uncertain even if conditions begin to improve. The pandemic has also increased the risk related to the company's ability to ensure business continuity during a potential disruption, including increased cybersecurity attacks related to the work-from-home environment. Furthermore, the pandemic has impacted and may further impact the broader economies of affected countries, including adversely impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, inflation and interest rates, all of which could continue to negatively impact the company. Due to the global breadth of the pandemic's spread and the range of governmental and community reactions, there is uncertainty around the pandemic's ultimate impact and the timing of recovery, including as a result of the emergence of new COVID-19 variants, uncertainty regarding vaccine effectiveness on certain variants and vaccine availability. Therefore, the pandemic could lead to an extended disruption of economic activity and the impact on the company's consolidated results of operations, financial position and cash flows could be material. In addition, the continuation or a resurgence of the pandemic could exacerbate the other risk factors.
The company’s level of indebtedness could adversely affect its business, results of operations and growth strategy.

The company now has and may continue to have a significant amount of indebtedness. At January 1, 2022, the company had $2.4 billion of borrowings and $2.7 million in letters of credit outstanding. In August 2020, the company issued $747.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2025 (the "Convertible Notes"), which bear interest semi-annually in arrears and mature on September 1, 2025 unless they are redeemed, repurchased or converted prior to such date in accordance with their terms. Upon conversion, the company can elect to pay or deliver, cash, shares of common stock or a combination of cash and shares of common stock, in respect of the remainder, if any, of the company's conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Under certain circumstances, the holders of the Convertible Notes may require the company to repay all or a portion of the principal and interest outstanding under the Convertible Notes in cash prior to the maturity date, which could have an adverse effect on the company's financial results.

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
•merge or consolidate; and
•acquire, dispose of, or lease assets.

These restrictive covenants, among others, could negatively affect the company’s ability to finance its future capital needs, engage in other business activities or withstand a future downturn in the company’s business or the economy.

Under the company’s current credit agreement, the company is required to maintain certain specified financial ratios and meet financial tests, including certain ratios of secured leverage and interest coverage. The company’s ability to comply with these requirements may be affected by matters beyond its control, and, as a result, there can be no assurance that the company will be able to meet these ratios and tests. A breach of any of these covenants would prevent the company from being able to draw under the company's revolver and would result in a default under the company’s current credit agreement. In the event of a default under the company’s current credit agreement, the lenders could terminate their commitments and declare all amounts borrowed, together with accrued interest and other fees, to be immediately due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable at such time. The company may be unable to pay these debts in these circumstances.

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

In connection with the Convertible Notes, the company has entered into and may in the future enter into, capped call transactions with certain financial institutions, referred to as the capped call counterparties. The capped call transactions are expected generally to reduce or offset the potential dilution upon conversion of the Convertible Notes and/or offset any cash payments the company is required to make in excess of the principal amount of the Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. From time to time, the capped call counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to the company's common stock and/or purchasing or selling the company's common stock in secondary market transactions prior to the maturity of the Convertible Notes. Any such activity could cause a decrease in the market price of the company's common stock.

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

The company's profitability may be adversely affected during any periods of unexpected or rapid increases in interest rates. The company maintains a revolving credit facility, which, at January 1, 2022, bore interest at 1.375% above LIBOR per annum. A significant increase in any of the forgoing rates would significantly increase the company's cost of borrowings, reduce the availability and increase the cost of obtaining new debt and refinancing existing indebtedness and/or negatively impact the market price of the company's common stock. For additional detail related to this risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk."

The company has a significant amount of goodwill and indefinite life intangibles could suffer losses due to asset impairment charges.

The company’s balance sheet includes a significant amount of goodwill and indefinite life intangible assets, which represent approximately 35% and 21%, respectively, of its total assets as of January 1, 2022. The excess of the purchase price over the fair value of assets acquired, including identifiable intangible assets, and liabilities assumed in conjunction with acquisitions is recorded as goodwill. In accordance with Accounting Standards Codification (“ASC”) 350 Intangibles-Goodwill and Other, the company’s long-lived assets (including goodwill and other intangibles) are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of long-lived assets, the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. Various uncertainties, including continued adverse conditions in the capital markets or changes in general economic conditions, could impact the future operating performance at one or more of the company’s businesses, which could significantly affect the company’s valuations and could result in additional future impairments. Also, estimates of future cash flows are judgments based on the company’s experience and knowledge of operations. These estimates could be significantly impacted by many factors, including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges that, if incurred, could have a material adverse effect on the company’s reported net earnings.

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

The company uses large amounts of stainless steel, aluminized steel and other commodities in the manufacture of its products. A significant increase in the price of steel or any other commodity, due to tariffs or otherwise, would adversely affect the company’s operating results. In addition, we have experienced disruptions to parts of our supply chain as a result of COVID-19. Unanticipated delays in delivery of raw materials and component inventories by suppliers—including delays due to capacity constraints, labor disputes, impaired financial condition of suppliers, natural disasters, extreme weather patterns and climate change, pandemics or other events outside our control— may increase the company's production costs, cause delays in the shipment of products or impair the ability of the company to satisfy customer demand. An interruption in or the cessation of an important supply by any third party and the company’s inability to make alternative arrangements in a timely manner, or at all, could have a material adverse effect on the company’s business, financial condition and operating results.

The company faces risks related to health epidemics and other widespread outbreaks of contagious disease, which could significantly disrupt its operations and impact its operating results.

The spread of COVID-19 and other contagious diseases, or other adverse public health developments, has had, and will likely continue to have, a material and adverse effect on our business operations. These effects have included and could continue to include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities or the facilities of our suppliers or customers. Any disruption of our suppliers or customers would likely impact our sales and operating results.

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

•    labor unrests or shortages;

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

Because the company has a significant number of workers whose employment is subject to collective bargaining agreements and labor union representation, the company is vulnerable to possible organized work stoppages and similar actions. Unionized employees accounted for approximately 5% of the company’s workforce as of January 1, 2022. The company has union contracts with employees at its facilities in Windsor, California; Algona, Iowa; Elgin, Illinois; Easton, Pennsylvania and Lodi, Wisconsin that extend through December 2023, December 2022, July 2022, May 2023 and December 2024, respectively. The company also has a union workforce at its manufacturing facility in the Philippines under a contract that extends through June 2026. Approximately 1% of the company's workforce is covered by collective bargaining agreements that expire within one year. Any future strikes, employee slowdowns or similar actions by one or more unions, in connection with labor contract negotiations or otherwise, could have a material adverse effect on the company’s ability to operate the company’s business.

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
Government mandates, standards or regulations intended to reduce greenhouse gas emissions or projected climate change impacts have resulted in, and are likely to continue resulting in, increased energy, manufacturing, transportation and raw material costs. Governmental requirements directed at regulating greenhouse gas emissions could cause us to incur expenses that we cannot recover or that will require us to increase the price of products we sell, which could impact the demand for those products.

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

•general stock market conditions; or

•other economic or external factors.

Item 1B.      Unresolved Staff Comments

Not applicable.

Item 2.      Properties

The company's principal executive offices are located in Elgin, Illinois. The company operates thirty-nine manufacturing facilities in the U.S. and twenty-eight manufacturing facilities internationally.

The principal properties of the company used to conduct business operations are listed below:

Location	Principal Function	Square Footage	Owned/ Leased	Lease Expiration
Commercial Foodservice:
Fort Smith, AR	Manufacturing, Warehousing and Offices	712,600	Leased	Jan-26
Brea, CA	Manufacturing, Warehousing and Offices	86,600	Leased	Sep-26
Vacaville, CA	Manufacturing, Warehousing and Offices	81,200	Leased	May-27
Windsor, CA	Manufacturing, Warehousing and Offices	75,000	Leased	Apr-32
Corona, CA	Manufacturing and Offices	86,000	Owned	N/A
Louisville, CO	Manufacturing, Warehousing and Offices	37,700	Leased	Jul-28
Venice, FL	Manufacturing, Warehousing and Offices	38,600	Leased	Jun-24
Elgin, IL	Manufacturing, Warehousing and Offices	207,000	Owned	N/A
Mundelein, IL	Manufacturing, Warehousing and Offices	70,000	Owned	N/A
Rockton, IL	Manufacturing, Warehousing and Offices	339,400	Owned	N/A
South Beloit, IL	Warehousing	171,700	Leased	Mar-24
Menominee, MI	Manufacturing, Warehousing and Offices	60,000	Owned	N/A
Charlotte, NC	Manufacturing, Warehousing and Offices	44,000	Leased	Feb-24
Fuquay-Varina, NC	Manufacturing, Warehousing and Offices	183,900	Owned	N/A
Bow, NH	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
Pembroke, NH	Warehousing	136,200	Leased	Jul-24
Dayton, OH	Manufacturing, Warehousing and Offices	37,700	Owned	N/A
Moraine, OH	Warehousing	38,300	Leased	Jun-27
Tualatin, OR	Manufacturing, Warehousing and Offices	29,500	Leased	May-28
Easton, PA	Manufacturing, Warehousing and Offices	246,700	Owned	N/A
Smithville, TN	Manufacturing, Warehousing and Offices	268,000	Owned	N/A
Allen, TX	Warehousing	21,000	Leased	Jun-23
Carrollton, TX	Manufacturing, Warehousing and Offices	132,400	Leased	Aug-22
Essex Junction, VT	Manufacturing, Warehousing and Offices*	282,500	Owned	N/A
Renton, WA	Manufacturing, Warehousing and Offices	61,700	Leased	Sep-28
New South Wales, Australia	Manufacturing, Warehousing and Offices	204,900	Owned	N/A
Toronto, Canada	Manufacturing, Warehousing and Offices*	87,700	Owned	N/A
Humen, China	Manufacturing, Warehousing	6,600	Leased	Mar-22
Qingdao City, China	Manufacturing, Warehousing and Offices	113,500	Leased	Jul-29
Zhuhai City, China	Manufacturing, Warehousing and Offices	104,500	Leased	May-22
Brøndby, Denmark	Manufacturing, Warehousing and Offices	50,900	Owned	N/A
Randers, Denmark	Manufacturing, Warehousing and Offices	50,100	Owned	N/A
Viljandi, Estonia	Manufacturing and Offices	47,000	Owned	N/A
Nusco, Italy	Manufacturing, Warehousing and Offices	260,600	Owned	N/A
Sedico, Italy	Manufacturing, Warehousing and Offices	52,500	Leased	Feb-24
Nogales, Mexico	Manufacturing, Warehousing and Offices	129,000	Owned	N/A
Wiślina, Poland	Manufacturing, Warehousing and Offices	77,500	Owned	N/A
Pineda de Mar, Spain	Manufacturing, Warehousing and Offices	57,100	Owned	N/A
Fristad, Sweden	Manufacturing, Warehousing and Offices	173,800	Owned	N/A
Laguna, the Philippines	Manufacturing, Warehousing and Offices	115,200	Owned	N/A
Lincoln, the United Kingdom	Manufacturing, Warehousing and Offices	100,000	Owned	N/A

Location	Principal Function	Square Footage	Owned/ Leased	Lease Expiration
Food Processing:
Gainesville, GA	Manufacturing, Warehousing and Offices	107,400	Owned	N/A
Algona, IA	Manufacturing, Warehousing and Offices	70,100	Owned	N/A
Elgin, IL	Manufacturing, Warehousing and Offices	25,000	Owned	N/A
Elk Grove, IL	Manufacturing, Warehousing and Offices	101,500	Leased	Nov-29
Clayton, NC	Manufacturing, Warehousing and Offices	65,000	Leased	Oct-24
Maysville, OK	Manufacturing, Warehousing and Offices	36,700	Owned	N/A
Souderton, PA	Manufacturing, Warehousing and Offices	35,000	Owned	N/A
Plano, TX	Manufacturing, Warehousing and Offices	339,100	Leased	Apr-22
Waynesboro, VA	Manufacturing, Warehousing and Offices	26,400	Owned	N/A
Bothell, WA	Manufacturing, Warehousing and Offices	23,600	Leased	May-25
Lodi, WI	Manufacturing, Warehousing and Offices	114,600	Owned	N/A
Aalborg, Denmark	Manufacturing, Warehousing and Offices	68,300	Leased	Dec-22
Mauron, France	Manufacturing, Warehousing and Offices	107,200	Leased	Dec-22
Reichenau, Germany	Manufacturing, Warehousing and Offices	57,900	Owned	N/A
Bangalore, India	Manufacturing, Warehousing and Offices	75,000	Leased	Mar-24
Castelnuovo Rangone, Italy	Manufacturing, Warehousing and Offices	26,800	Leased	Dec-23
Norwich, the United Kingdom	Manufacturing, Warehousing and Offices	30,000	Owned	N/A

Residential Kitchen:
Chino, CA	Warehousing and Offices	100,000	Leased	Feb-22
Redwood City, CA	Warehousing and Offices	20,600	Leased	Jul-24
Atlanta, GA	Warehousing and Offices	169,200	Leased	Dec-24
Buford, GA	Warehousing and Offices	178,100	Leased	Feb-23
Columbus, GA	Warehousing and Offices	133,800	Leased	Feb-23
Greenville, MI	Manufacturing, Warehousing and Offices	225,000	Owned	N/A
Greenwood, MS	Manufacturing, Warehousing and Offices**	740,600	Owned	N/A
Brown Deer, WI	Manufacturing, Warehousing and Offices	161,900	Leased	Nov-26
Kuurne, Belgium	Manufacturing and Offices	289,700	Owned	N/A
Saint Ouen L'aumone , France	Manufacturing, Warehousing	30,400	Owned	N/A
Waterford, Ireland	Warehousing and Offices	73,000	Leased	Jul-27
Ketley, the United Kingdom	Manufacturing and Offices	217,300	Owned	N/A
Leamington Spa, the United Kingdom	Manufacturing and Offices	270,200	Owned	N/A
Leamington Spa, the United Kingdom	Manufacturing and Offices	100,300	Leased	Aug-29
Nottingham, the United Kingdom	Warehousing and Offices	153,100	Owned	N/A
 * Contains two separate manufacturing facilities.
** Contains four separate manufacturing facilities.

At various other locations the company leases small amounts of space for administrative, manufacturing, distribution and sales functions, and in certain instances limited short-term inventory storage. These locations are in Australia, Brazil, Canada, China, Czech Republic, Denmark, Dubai, France, Germany, India, Italy, Mexico, Netherlands, Philippines, Russia, Spain, the United Kingdom and various locations in the United States.

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

PART II
Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market

The company's Common Stock trades on the Nasdaq Global Select Market under the symbol "MIDD".

Stockholders

The company estimates there were approximately 69,204 record holders of the company's common stock as of February 28, 2022.

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

On December 27, 2021, in connection with the company’s purchase of all of the capital stock of Masterbuilt Holdings, LLC ("Kamado Joe and Masterbuilt"), the company issued 12,921 unregistered shares of the company’s common stock to Kamado Joe and Masterbuilt. The shares of company common stock were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act. The company relied on such exemption based in part upon representations made by Kamado Joe and Masterbuilt, including its status as an accredited investor, as such term is defined in Rule 501 of the Securities Act.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
October 3, 2021 to October 30, 2021	—	$—	—	1,476,835
October 31, 2021 to November 27, 2021	—	—	—	1,476,835
November 28, 2021 to January 1, 2022	141,500	188.17	141,500	1,335,335
Quarter ended January 1, 2022	141,500	$188.17	141,500	1,335,335

(1) In November 2017, the company's Board of Directors approved a stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock in open market purchases or negotiated transactions. As of January 1, 2022, 1,164,665 shares had been purchased under the 2017 stock repurchase program. At January 1, 2022, the company had a total of 8,170,276 shares in treasury amounting to $566.4 million.

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

NET SALES SUMMARY
(dollars in thousands)

Fiscal Year Ended(1)
	2021		2020		2019
	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:

Commercial Foodservice	$2,032,761	62.5%	$1,510,279	60.1%	$1,984,345	67.1%

Food Processing	480,746	14.8	437,272	17.4	400,951	13.5

Residential Kitchen	737,285	22.7	565,706	22.5	574,150	19.4

Total	$3,250,792	100.0%	$2,513,257	100.0%	$2,959,446	100.0%

(1)The company's fiscal year ends on the Saturday nearest to December 31.

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.2	64.9	62.7
Gross profit	36.8	35.1	37.3
Selling, general and administrative expenses	20.5	21.2	20.1
Restructuring	0.3	0.5	0.3
Merger termination fee	(3.4)	—	—
Gain on litigation settlement	—	—	(0.5)
Gain on sale of plant	—	(0.1)	—
Impairments	—	0.6	—
Income from operations	19.4	12.9	17.4
Interest expense and deferred financing amortization, net	1.8	3.1	2.9
Net periodic pension benefit (other than service cost & curtailment)	(1.4)	(1.6)	(1.0)
Curtailment loss	—	0.6	—
Other expense (income), net	—	0.1	(0.1)
Earnings before income taxes	19.0	10.7	15.6
Provision for income taxes	4.0	2.4	3.7
Net earnings	15.0%	8.3%	11.9%

(1)The company's fiscal year ends on the Saturday nearest to December 31.

Fiscal Year Ended January 1, 2022 as Compared to January 2, 2021

NET SALES. Net sales in fiscal 2021 increased by $737.5 million, or 29.3%, to $3,250.8 million as compared to $2,513.3 million in fiscal 2020. Net sales increased by $124.8 million, or 5.0%, from the fiscal 2020 acquisitions of Deutsche, Wild Goose, United Foodservice Equipment Zhuhai and the fiscal 2021 acquisitions of Novy, Newton CFV, Imperial, Char-Griller, and Kamado Joe and Masterbuilt. Excluding acquisitions and a disposition, net sales increased $631.8 million, or 25.3%, from the prior year. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for fiscal 2021 increased net sales by approximately $39.5 million. Excluding the impact of foreign exchange, acquisitions and the disposition, sales increased 23.7% for the year, including a net sales increase of 28.2% at the Commercial Foodservice Equipment Group, a net sales increase of 9.1% at the Food Processing Equipment Group and a net sales increase of 23.2% at the Residential Kitchen Equipment Group.

•Net sales of the Commercial Foodservice Equipment Group increased by $522.5 million, or 34.6%, to $2,032.8 million in fiscal 2021 as compared to $1,510.3 million in fiscal 2020. Net sales from the acquisitions of Deutsche, Wild Goose, United Foodservice Equipment Zhuhai, Newton CFV, and Imperial which were acquired on March 2, 2020, December 7, 2020, December 18, 2020, November 16, 2021 and September 24, 2021, respectively, accounted for an increase of $77.4 million during fiscal 2021. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $445.1 million, or 29.5%, as compared to the prior year. Excluding the impact of foreign exchange and acquisitions, net sales increased $426.1 million, or 28.2% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $367.2 million, or 34.4%, to $1,435.1 million, as compared to $1,067.9 million in the prior year. This includes an increase of $61.3 million from recent acquisitions. Excluding acquisitions, the net increase in domestic sales was $305.9 million, or 28.6%. The increase in domestic sales is related to improvements in market conditions and consumer demand. International sales increased $155.3 million, or 35.1%, to $597.7 million, as compared to $442.4 million in the prior year. This includes the increase of $16.1 million from recent acquisitions and an increase of $19.0 million related to the favorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $120.2 million, or 27.2%. The increase in international sales is related to improvements in market conditions, primarily in the European and Asian markets.

•Net sales of the Food Processing Equipment Group increased by $43.4 million, or 9.9%, to $480.7 million in fiscal 2021, as compared to $437.3 million in fiscal 2020. Excluding the impact of foreign exchange, net sales increased $39.6 million, or 9.1% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $36.2 million, or 11.6%, to $347.3 million, as compared to $311.1 million in the prior year. The increase in domestic sales reflects growth driven by both protein and bakery products. International sales increased $7.2 million, or 5.7%, to $133.4 million, as compared to $126.2 million in the prior year. This includes an increase of $3.8 million related to the favorable impact of exchange rates. Excluding foreign exchange, the net sales increase in international sales was $3.4 million, or 2.7%. The increase in international revenues is primarily driven by protein projects.

•Net sales of the Residential Kitchen Equipment Group increased by $171.6 million, or 30.3%, to $737.3 million in fiscal 2021, as compared to $565.7 million in fiscal 2020. Net sales from the acquisitions of Novy, Char-Griller, and Kamado Joe and Masterbuilt, which were acquired on July 12, 2021, December 27, 2021, and December 27, 2021, respectively, accounted for an increase of $47.4 million during fiscal 2021. Excluding the impact of acquisitions and the disposition, net sales of the Residential Kitchen Equipment Group increased $143.3 million, or 26.2%, as compared to the prior year. Excluding the impact of foreign exchange, acquisitions, and the disposition, net sales increased $126.6 million, or 23.2% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $80.5 million, or 21.5%, to $454.4 million, as compared to $373.9 million in the prior year. This includes an increase of $3.5 million from recent acquisitions. Excluding acquisitions, the net increase in domestic sales was $77.0 million, or 20.6%. International sales increased $91.1 million, or 47.5% to $282.9 million, as compared to $191.8 million in the prior year. This includes an increase of $43.9 million from recent acquisitions and an increase of $16.7 million related to the favorable impact of exchange rates. Excluding acquisitions, the disposition, and foreign exchange, the net sales increase in international sales was $49.6 million, or 28.7%. The increase in domestic and international sales reflects the strong demand for our premium appliance brands and strength in the European market.

GROSS PROFIT. Gross profit increased by $312.9 million to $1,194.9 million in fiscal 2021 from $882.0 million in fiscal 2020, primarily reflecting higher sales volumes related to improvements in market conditions and consumer demand and the favorable impact of foreign exchange rates of $14.0 million. The gross margin rate increased to 36.8% in 2021 as compared to 35.1% in 2020. The gross margin rate in fiscal 2021 excluding acquisitions and impact of foreign exchange was 37.0%.

•Gross profit at the Commercial Foodservice Equipment Group increased by $230.7 million, or 44.2%, to $752.9 million in fiscal 2021 as compared to $522.2 million in fiscal 2020. Gross profit from acquisitions increased gross profit by $27.1 million. Excluding acquisitions, the gross profit increased by approximately $203.6 million related to higher sales volumes. The impact of foreign exchange rates increased gross profit by approximately $6.7 million. The gross profit margin rate increased to 37.0% in fiscal 2021 as compared to 34.6% in the prior year. The gross margin rate in fiscal 2021 excluding acquisitions and the impact of foreign exchange was 37.1%.

•Gross profit at the Food Processing Equipment Group increased by $17.1 million, or 10.9%, to $174.2 million in fiscal 2021 as compared to $157.1 million in fiscal 2020. The impact of foreign exchange rates increased gross profit by approximately $2.0 million. The gross profit margin rate increased to 36.2% in fiscal 2021 as compared to 35.9% in the prior year. The gross margin rate in fiscal 2021 excluding the impact of foreign exchange was 36.1%.

•Gross profit at the Residential Kitchen Equipment Group increased by $64.3 million, or 31.5%, to $268.6 million in fiscal 2021 as compared to $204.3 million in fiscal 2020. Gross profit from acquisitions increased gross profit by $11.0 million. Excluding acquisitions, the gross profit increased by approximately $53.3 million related to higher sales volumes. The impact of foreign exchange rates increased gross profit by approximately $5.3 million. The gross margin rate increased to 36.4% in fiscal 2021 as compared to 36.1% in the prior year. The gross margin rate in fiscal 2021 excluding acquisitions and the impact of foreign exchange was 37.5%.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased by $136.1 million to $668.0 million in fiscal 2021 from $531.9 million in 2020. As a percentage of net sales, selling, general and administrative expenses amounted to 20.5% in fiscal 2021 and 21.2% in fiscal 2020.

Selling, general and administrative expenses reflect increased costs of $33.0 million associated with acquisitions, including $11.8 million of non-cash intangible amortization expense. Selling, general and administrative expenses increased approximately $90.0 million related to compensation costs, professional fees, and commission expense. Increases in professional fees were driven by the costs associated with our proposed and subsequently terminated acquisition of Welbilt, as well as overall increased deal activity. Foreign exchange rates had a favorable impact of $6.7 million.

RESTRUCTURING EXPENSES. Restructuring expenses decreased $4.7 million to $7.7 million from $12.4 million in the prior year period. In fiscal 2021, restructuring expenses related primarily to headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group. During fiscal 2020, restructuring charges related primarily to headcount reductions and cost reduction initiatives related to facility consolidations at the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group.

IMPAIRMENTS. In fiscal 2020, the company recognized impairment of $11.6 million associated with several trade names in conjunction with the diminution of value as we assessed current market conditions and future business plans. See Note 3 (f) to the Consolidated Financial Statements for further information on the annual impairment testing. In addition the company recorded an impairment charge of approximately $2.9 million to reflect the fair market value of assets held for sale for a non-core business within the Residential Kitchen Equipment Group. See Note 13, Restructuring and Acquisition Integration Initiatives, in the Notes to the Consolidated Financial Statements for further information on restructuring initiatives. In fiscal 2021, there were no impairments recognized in the Consolidated Financial Statements.

INCOME FROM OPERATIONS. Income from operations increased $305.6 million to $630.0 million in fiscal 2021 from $324.4 million in fiscal 2020. Operating income as a percentage of net sales amounted to 19.4% in 2021 as compared to 12.9% in 2020. The increase in operating income resulted from improved market conditions and increased sales volumes. In addition, during fiscal 2021, the company received approximately $67.7 million in a termination fee, net of deal costs and taxes. Operating income in fiscal 2020 included impairment charges related to intangible assets, fixed assets, and assets held for sale.

Income from operations in 2021 included $160.8 million of non-cash expenses, including $42.7 million of depreciation expense, $75.8 million of intangible amortization related to acquisitions and $42.3 million of stock based compensation. This compares to $127.7 million of non-cash expenses in the prior year, including $39.1 million of depreciation expense, $69.0 million of intangible amortization related to acquisitions and $19.6 million of stock based compensation costs.

NON-OPERATING EXPENSES. Non-operating expenses decreased $45.9 million to $10.5 million of expense in fiscal 2021 from $56.4 million of expense in fiscal 2020. Net interest expense and deferred financing decreased $21.5 million to $57.2 million in fiscal 2021 from $78.6 million in fiscal 2020 reflecting a reduction in borrowing levels and lower borrowing costs on our current debt structure. Net periodic pension benefit (other than service costs and curtailment) increased $5.1 million to $45.1 million in fiscal 2021 from $40.0 million in fiscal 2020, related to the decrease in discount rate used to calculate the interest cost. During fiscal 2020 a curtailment cost of approximately $14.7 million was recognized as a result of closing the AGA Group Pension Scheme to future pension accruals.

INCOME TAXES. A tax provision of $131.0 million, at an effective rate of 21.1%, was recorded for fiscal 2021 as compared to $60.8 million at an effective rate of 22.7%, in fiscal 2020. In comparison to the prior year, the tax provision reflects favorable tax adjustments for deferred tax rate changes, tax refunds and adjustments for the finalization of 2020 tax returns. The effective rates in 2021 and 2020 are higher than the federal tax rate of 21% primarily due to state taxes and foreign tax rate differentials.

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

•Net sales of the Commercial Foodservice Equipment Group decreased by $474.0 million, or 23.9%, to $1,510.3 million in fiscal 2020 as compared to $1,984.3 million in fiscal 2019. Net sales from the acquisitions of Cooking Solutions Group, Powerhouse, Ss Brewtech, Synesso, RAM, Deutsche, Wild Goose, and United Foodservice Equipment Zhuhai, which were acquired on April 1, 2019, April 1, 2019, June 15, 2019, November 27, 2019, January 13, 2020, March 2, 2020, December 7, 2020, and December 18, 2020, respectively, accounted for an increase of $53.1 million during fiscal 2020. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group decreased $527.1 million, or 26.6%, as compared to the prior year. Excluding the impact of foreign exchange and acquisitions, net sales decreased $525.6 million, or 26.5% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales decrease of $266.9 million, or 20.0%, to $1,067.9 million, as compared to $1,334.8 million in the prior year. This includes an increase of $43.0 million from recent acquisitions. Excluding acquisitions, the net decrease in domestic sales was $309.9 million, or 23.2%. International sales decreased $207.1 million, or 31.9%, to $442.4 million, as compared to $649.5 million in the prior year. This includes the increase of $10.1 million from recent acquisitions and a decrease of $1.5 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales decrease in international sales was $215.7 million, or 33.2%. The decline in both domestic and international sales reflects the impacts of COVID-19. This was most prevalent in the second quarter of 2020 and despite the decline over the prior year, gradually recovered in the second half of the year.

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

GROSS PROFIT. Gross profit decreased by $221.5 million to $882.0 million in fiscal 2020 from $1,103.5 million in fiscal 2019, primarily reflecting the lower sales volumes related to COVID-19 and lower margins at recent acquisitions, offset by the favorable impact of foreign exchange rates of $1.7 million. The gross margin rate decreased from 37.3% in 2019 to 35.1% in 2020. The gross margin rate in fiscal 2020 excluding acquisitions and impact of foreign exchange was 35.3%.

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

Selling, general and administrative expenses reflect increased costs of $30.2 million associated with acquisitions, including $7.2 million of non-cash intangible amortization expense. Selling, general and administrative expenses decreased by $35.7 million related to compensation costs and commissions and $59.2 million due to controllable cost reductions primarily within professional fees, travel and entertainment, convention costs, and advertising. Foreign exchange rates had a favorable impact of $0.5 million. The decreases were partially offset by a $11.5 million increase related to higher non-cash share-based compensation and $5.8 million related to increased allowances for doubtful accounts given the current market conditions. The prior year expenses also included $10.1 million related to transition costs with the former Chairman and CEO upon his retirement in February 2019.

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

IMPAIRMENTS. In fiscal 2020, the company recognized impairment of $11.6 million associated with several trade names in conjunction with the diminution of value as we assessed current market conditions and future business plans. See Note 3 (f) to the Consolidated Financial Statements for further information on the annual impairment testing. In addition the company recorded an impairment charge of approximately $2.9 million to reflect the fair market value of assets held for sale for a non-core business within the Residential Kitchen Equipment Group. See Note 13, Restructuring and Acquisition Integration Initiatives, in the Notes to the Consolidated Financial Statements for further information on restructuring initiatives.

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

NON-OPERATING EXPENSES. Non-operating expenses increased $5.0 million to $56.4 million of expense in fiscal 2020 from $51.4 million of income in fiscal 2019. Net interest expense and deferred financing decreased $4.0 million to $78.6 million in fiscal 2020 from $82.6 million in fiscal 2019 reflecting the reduction in the average interest rates under the Credit Facility and benefit from the Convertible Notes, offset by higher non-cash interest from the lower interest rate on Convertible Notes. Net periodic pension benefit (other than service costs and curtailment) increased $10.3 million to $40.0 million in fiscal 2020 from $29.7 million in fiscal 2019, related to the increase in discount rate used to calculate the interest cost and lower expected returns on assets driven by lower asset values for fiscal 2019. During fiscal 2020, a curtailment cost of approximately $14.7 million was recognized as a result of closing the AGA Group Pension Scheme to future pension accruals.

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

Financial Condition and Liquidity

Total cash and cash equivalents decreased by $87.7 million to $180.4 million at January 1, 2022 from $268.1 million at January 2, 2021. Total debt increased to $2.4 billion at January 1, 2022 from $1.7 billion at January 2, 2021 related to the funding of acquisitions discussed below and the adoption of ASU 2020-06 as discussed in Note 3(r), Recently Issued Accounting Standards, in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

OPERATING ACTIVITIES. Net cash provided by operating activities after changes in assets and liabilities amounted to $423.4 million as compared to $524.8 million in the prior year. During fiscal 2021, the company received approximately $67.7 million in a termination fee, net of deal costs and taxes.

During fiscal 2020, we realized significant benefits from improvements in working capital as a result of COVID-19 pandemic-related market conditions on our business. During fiscal 2021, working capital changes meaningfully impacted operating cash flows. This included an increase in accounts receivable of $99.9 million due to improved market conditions and increased sales volumes. Also, inventory increased $204.2 million and accounts payable increased $61.3 million to support increased demand and to manage challenges present in our supply chain.

In connection with the company’s acquisition activities, the company added assets and liabilities from the opening balance sheets of the acquired businesses in its consolidated balance sheets and accordingly these amounts are not reflected in the net changes in working capital.

INVESTING ACTIVITIES. During 2021, net cash used for investing activities amounted to $1.0 billion. Cash used to fund acquisitions and investments amounted to $963.6 million primarily for the acquisitions of Novy, Imperial, Kamado Joe and Masterbuilt and Char-Griller. Additionally, $46.6 million was expended, primarily for upgrades of production equipment, manufacturing facilities and residential and commercial showrooms. We received $6.3 million in proceeds on the sale of properties following facility consolidations actions.

FINANCING ACTIVITIES. Net cash flows used for financing activities amounted to $502.8 million in 2021. The company’s borrowing activities during 2021 included $604.0 million of net proceeds under its Credit Facility. On October 21, 2021, the company entered into an amended and restated five-year, $4.5 billion multi-currency senior secured credit agreement (the "Credit Facility"). The company incurred approximately $9.2 million of debt issuance costs for the amendment to the Credit Facility. In December 2021, the company then entered into privately negotiated capped call transactions (the "Capped Call Transactions") in an aggregate amount of $54.6 million.
Additionally, the company repurchased $29.3 million of Middleby common shares during 2021. This was comprised of $2.7 million to repurchase 15,480 shares of Middleby common stock that were surrendered to the company for withholding taxes related to restricted stock vestings and $26.6 million used to repurchase 141,500 shares of its common stock under a repurchase program.

At January 1, 2022, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

Material Cash Requirements

The company's material cash requirements from contractual obligations primarily consist of long-term debt obligations, operating lease obligations, tax obligations and continent contingent purchase price payments to the sellers that were deferred in conjunction with various acquisitions. See Notes 3, 5 and 7 to the Consolidated Financial Statements for further information.

Related Party Transactions

From January 3, 2021 through the date hereof, there were no transactions between the company, its directors and executive officers that are required to be disclosed pursuant to Item 404 of Regulation S-K, promulgated under the Securities and Exchange Act of 1934, as amended.

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

The company performed a qualitative assessment as of October 3, 2021 over all three reporting units and as a result of the qualitative assessments, the company determined it is more likely than not that the fair value of our reporting units are greater than the carrying amounts.

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

Indefinite-Life Intangible Valuations
In performing a quantitative assessment of indefinite-life intangible assets other than goodwill, primarily trademarks and trade names, we analyze the variety of events or factors that may impact the fair value of the indefinite-life intangible, including, but not limited to: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant factors. We estimate the fair value of these intangible assets using the relief-from-royalty method which requires assumptions related to projected revenues from our long-range plans; assumed royalty rates that could be payable if we did not own the trademark; and a discount rate using a market based weighted-average cost of capital. If the estimated fair value of the indefinite-life intangible asset is less than its carrying value, we would recognize an impairment loss.

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

Based on the qualitative assessment as of October 3, 2021, the company determined it is more likely than not that the fair value of its other indefinite-life intangible assets are greater than the carrying amounts and no quantitative analyses were required.

As of September 27, 2020, the company identified several trademarks and trade names with indicators of potential risk for impairment and performed quantitative assessment. As a result of quantitative testing the company recognized $11.6 million of impairment charges associated with several trademarks, none of which were individually material. There were no other impairments in fiscal 2020 or 2021.

The company continues to monitor the global impacts of the COVID-19 pandemic to assess the outlook for demand of its products and the impact on its business and financial performance. If actual results are not consistent with management's estimate and assumptions, a material impairment charge of our trademarks and trade names could occur, which could have an adverse effect on the company's financial condition and results of operations.

Convertible Debt

The company issued convertible debt with debt and equity components. The company evaluated the different components and features of the hybrid instrument and determined whether certain elements were embedded derivative instruments which require bifurcation. Components of convertible debt instruments that upon conversion may be settled fully in cash or partly in cash based on a net-share settlement basis are accounted for separately as long-term debt and equity when the conversion feature of the convertible bonds constitute an embedded equity instrument. When an equity instrument is identified, proceeds from issuance are allocated between debt and equity by measuring first the liability component and then determining the equity component as a residual amount. Prior to January 3, 2021, the liability component was measured as the fair value of a similar nonconvertible debt, which results in the recognition of a debt discount. The debt discount amortizes to interest expense, net within the Consolidated Statements of Earnings, using the effective interest method based on the expected maturity of the debt. The equity component is reported in additional paid-in capital within the Consolidated Statement of Changes in Stockholders' Equity and is not remeasured as long as it continues to meet the conditions for equity classification.

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

Effective January 3, 2021, the company early adopted ASU 2020-06 using the modified retrospective approach. The convertible debt is now accounted for as a single liability and therefore the company no longer recognized any amortization of debt discounts as non-cash interest expense.

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

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company's debt obligations:

Variable Rate Debt

2022	$27,293
2023	23,621
2024	23,634
2025	757,945
2026 and thereafter	1,581,801
$2,414,294

The company is exposed to interest rate risk on its floating-rate debt. The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of January 1, 2022, the fair value of these instruments was a liability of $18.0 million. The change in fair value of these swap agreements in the first twelve months of 2021 was a gain of $24.6 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Middleby Corporation

Opinion on Internal Control over Financial Reporting
We have audited The Middleby Corporation’s internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, The Middleby Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Novy, Imperial, Newton CFV, Kamado Joe and Masterbuilt and Char-Griller, which are included in the 2021 consolidated financial statements of the Company and constituted 17.6% and 1.0% of total and net assets, respectively, as of January 1, 2022 and 1.9% and (0.4%) of net sales and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Novy, Imperial, Newton CFV, Kamado Joe and Masterbuilt and Char-Griller.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 1, 2022 and January 2, 2021, the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended January 1, 2022, and the related notes and financial statement schedule listed in the Index at Item 8 and our report dated March 2, 2022 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 2, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Middleby Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Middleby Corporation (the Company) as of January 1, 2022 and January 2, 2021, the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended January 1, 2022, and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Business Combinations
Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company completed the acquisitions of Novy Invest NV and Kamado Joe and Masterbuilt for total net purchase consideration of $651.6 million in the year ended January 1, 2022. The acquisitions were accounted for under the acquisition method of accounting and the assets acquired and liabilities assumed have been recorded based on preliminary estimates of fair value which are subject to change based on the finalization of the fair values of the assets acquired and liabilities assumed.

Auditing the Company’s accounting for the preliminary allocation of the purchase price for these acquisitions was complex due to the overall significance of the acquisitions and the estimation uncertainty in determining the fair value of identifiable intangible assets, which principally consisted of customer relationships and tradenames. The estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions. A significant assumption used by the Company to estimate the preliminary fair value of these assets was the determination of which of the Company’s historical acquisitions were of a comparable nature to be utilized as a basis for estimating the fair value of identified intangible assets. This determination was based upon an analysis by the Company of each acquiree’s overall business and customer base as compared to the Company’s historical acquisitions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the estimation of the preliminary fair value of the identifiable intangible assets. For example, we tested controls over management’s review of the significant assumptions, such as their evaluation of each acquired business compared with historical acquisitions executed by the Company to determine similarities and differences which provided the basis for determining which of the historical transactions to use in estimating fair values of the identifiable intangible assets.

To test the estimate of the preliminary fair value of the acquired identifiable intangible assets, our audit procedures included, among others, assessing the appropriateness of the historical acquisitions utilized as a basis in estimating the preliminary fair values and testing the underlying data used by the Company. For example, we obtained an understanding of the nature of each acquired business through audit procedures such as review of publicly available information, inquiries of management, and review of historical financial information. Based on this understanding, we compared the nature of each acquired business and operations to the historical acquisitions of the Company used in the preliminary fair value estimates. We also tested the mathematical accuracy of historical acquisition averages for identifiable intangible assets.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2012.

Chicago, Illinois
March 2, 2022

THE MIDDLEBY CORPORATION

CONSOLIDATED BALANCE SHEETS
JANUARY 1, 2022 AND JANUARY 2, 2021
(amounts in thousands, except share data)

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$180,362	$268,103
Accounts receivable, net of reserve for doubtful accounts of $18,770 and $19,225	577,142	363,361
Inventories, net	837,418	540,198
Prepaid expenses and other	92,269	81,049
Prepaid taxes	19,894	17,782
Total current assets	1,707,085	1,270,493
Property, plant and equipment, net of accumulated depreciation of $266,203 and $229,871	380,980	344,482
Goodwill	2,243,469	1,934,261
Other intangibles, net of amortization of $442,208 and $374,061	1,875,377	1,450,381
Long-term deferred tax assets	33,194	76,052
Other assets	143,493	126,805
Total assets	$6,383,598	$5,202,474

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$27,293	$22,944
Accounts payable	304,740	182,773
Accrued expenses	582,855	494,541
Total current liabilities	914,888	700,258
Long-term debt	2,387,001	1,706,652
Long-term deferred tax liability	186,935	147,224
Accrued pension benefits	219,680	469,500
Other non-current liabilities	180,818	202,191
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 63,666,020 and 63,651,773 shares issued in 2021 and 2020, respectively	147	147
Paid-in capital	357,309	433,308
Treasury stock, at cost; 8,170,276 and 8,013,296 shares in 2021 and 2020	(566,399)	(537,134)
Retained earnings	3,062,303	2,568,756
Accumulated other comprehensive loss	(359,084)	(488,428)

Total stockholders' equity	2,494,276	1,976,649

Total liabilities and stockholders' equity	$6,383,598	$5,202,474

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED JANUARY 1, 2022, JANUARY 2, 2021
AND DECEMBER 28, 2019
(amounts in thousands, except per share data)

	2021	2020	2019
Net sales	$3,250,792	$2,513,257	$2,959,446
Cost of sales	2,055,932	1,631,209	1,855,949
Gross profit	1,194,860	882,048	1,103,497
Selling, general, and administrative expenses	667,976	531,897	593,813
Restructuring expenses	7,655	12,375	10,480
Merger termination fee	(110,000)	—	—
Gain on litigation settlement	—	—	(14,839)
Gain on sale of plant	(763)	(1,982)	—
Impairments	—	15,327	—
Income from operations	629,992	324,431	514,043
Interest expense and deferred financing amortization, net	57,157	78,617	82,609
Net periodic pension benefit (other than service cost & curtailment)	(45,066)	(39,996)	(29,722)
Curtailment loss	—	14,682	865
Other (income) expense, net	(1,603)	3,071	(2,328)
Earnings before income taxes	619,504	268,057	462,619
Provision for income taxes	131,012	60,763	110,379
Net earnings	$488,492	$207,294	$352,240

Net earnings per share:
Basic	$8.85	$3.76	$6.33
Diluted	$8.62	$3.76	$6.33

Weighted average number of shares
Basic	55,216	55,093	55,647
Dilutive common stock equivalents	1,449	43	9
Diluted	56,665	55,136	55,656

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED JANUARY 1, 2022, JANUARY 2, 2021
AND DECEMBER 28, 2019
(amounts in thousands)

	2021	2020	2019

Net earnings	$488,492	$207,294	$352,240

Other comprehensive income (loss):
Foreign currency translation adjustments	(47,693)	55,744	7,066
Pension liability adjustment, net of tax	151,223	(172,583)	(57,398)
Unrealized gain (loss) on interest rate swaps, net of tax	24,484	(20,656)	(24,125)
Unrealized gain on certain investments, net of tax	$1,330	$—	$—
Other comprehensive income (loss):	$129,344	$(137,495)	$(74,457)

Comprehensive income	$617,836	$69,799	$277,783

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED JANUARY 1, 2022, JANUARY 2, 2021
AND DECEMBER 28, 2019
(amounts in thousands)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, December 29, 2018	$145	$377,419	$(445,118)	$2,009,233	$(276,476)	$1,665,203
Net earnings	—	—	—	352,240	—	352,240
Adoption of ASU 2017-12 (1)	—	—	—	(11)	11	—
Currency translation adjustments	—	—	—	—	7,066	7,066
Change in unrecognized pension benefit costs, net of tax of $(11,914)	—	—	—	—	(57,398)	(57,398)
Unrealized loss on interest rate swap, net of tax of $(8,516)	—	—	—	—	(24,136)	(24,136)
Stock compensation	—	8,133	—	—	—	8,133
Stock issuance	—	1,850	—	—	—	1,850
Purchase of treasury stock	—	—	(6,144)	—	—	(6,144)
Balance, December 28, 2019	$145	$387,402	$(451,262)	$2,361,462	$(350,933)	$1,946,814
Net earnings	—	—	—	207,294	—	207,294
Currency translation adjustments	—	—	—	—	55,744	55,744
Change in unrecognized pension benefit costs, net of tax of $(40,426)	—	—	—	—	(172,583)	(172,583)
Unrealized loss on interest rate swap, net of tax of $(7,147)	—	—	—	—	(20,656)	(20,656)
Stock compensation	—	19,613	—	—	—	19,613
Stock issuance	2	25,985	—	—	—	25,987
Purchase of treasury stock	—	—	(85,872)	—	—	(85,872)
Equity component of issuance of convertible notes	—	308	—	—	—	308
Balance, January 2, 2021	$147	$433,308	$(537,134)	$2,568,756	$(488,428)	$1,976,649
Net earnings	—	—	—	488,492	—	488,492
Adoption of ASU 2020-06 (2)	—	(79,430)	—	5,055	—	(74,375)
Currency translation adjustments	—	—	—	—	(47,693)	(47,693)
Change in unrecognized pension benefit costs, net of tax of $49,589	—	—	—	—	151,223	151,223
Unrealized gain on interest rate swap, net of tax of $8,619	—	—	—	—	24,484	24,484
Unrealized gain on certain investments, net of tax of $443	—	—	—	—	1,330	1,330
Stock compensation	—	42,330	—	—	—	42,330
Stock issuance	—	2,522	—	—	—	2,522
Purchase of treasury stock	—	—	(29,265)	—	—	(29,265)
Purchase of capped calls, net of tax of $(13,132)	—	(41,421)	—	—	—	(41,421)
Balance, January 1, 2022	$147	$357,309	$(566,399)	$3,062,303	$(359,084)	$2,494,276
(1) As of December 30, 2018, the company adopted ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" using the modified retrospective method. The adoption of this guidance resulted in the recognition of less than $(0.1) million as an adjustment to the opening balance of retained earnings.
(2) As of January 3, 2021 the company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity using the modified retrospective method. The adoption of this guidance resulted in a $79.4 million reduction to paid-in capital, net of tax of $25.5 million, and the recognition of $5.1 million as an adjustment to the opening balance of retained earnings, net of tax of $1.6 million.

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JANUARY 1, 2022, JANUARY 2, 2021
AND DECEMBER 28, 2019
(amounts in thousands)

	2021	2020	2019
Cash flows from operating activities—
Net earnings	$488,492	$207,294	$352,240
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	125,243	110,532	103,428
Amortization of discount and issuance costs on convertible notes	—	7,971	—
Non-cash share-based compensation	42,330	19,613	8,133
Deferred income taxes	6,863	16,421	22,212
Net periodic pension benefit (other than service costs)	(45,066)	(25,314)	(28,857)
Gain on sale of plant	(763)	(1,982)	—
Impairments	—	15,327	—
Non-cash restructuring	1,924	—	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(99,890)	90,399	(27,748)
Inventories, net	(204,167)	66,690	(28,288)
Prepaid expenses and other assets	10,853	782	5,067
Accounts payable	61,336	(3,015)	(29,396)
Accrued expenses and other liabilities	36,244	20,067	634
Net cash provided by operating activities	423,399	524,785	377,425
Cash flows from investing activities—
Net additions to property, plant and equipment	(46,551)	(34,849)	(46,609)
Proceeds from sale of property, plant and equipment	6,290	14,147	—
Purchase of intangible assets	(5,000)	(7,052)	—
Acquisitions, net of cash acquired	(963,600)	(79,003)	(281,058)
Net cash used in investing activities	(1,008,861)	(106,757)	(327,667)
Cash flows from financing activities—
Proceeds under Credit Facility	1,739,101	2,567,305	543,294
Repayments under Credit Facility	(1,135,058)	(3,345,770)	(560,363)
Proceeds from issuance of convertible notes, net of issuance costs	—	729,933	—
Premiums paid for capped call	(54,553)	(104,650)	—
Net repayments under foreign bank loan	(2,030)	1,305	(405)
Net repayments under other debt arrangement	(303)	(45)	(179)
Payments of deferred purchase price	(5,861)	(3,700)	(1,648)
Repurchase of treasury stock	(29,265)	(85,872)	(6,144)
Debt issuance costs	(9,242)	(10,974)	—
Net cash provided by (used in) financing activities	502,789	(252,468)	(25,445)

Effect of exchange rates on cash and cash equivalents	(5,068)	8,043	(1,514)
Changes in cash and cash equivalents—
Net (decrease) increase in cash and cash equivalents	(87,741)	173,603	22,799
Cash and cash equivalents at beginning of year	268,103	94,500	71,701

Cash and cash equivalents at end of year	$180,362	$268,103	$94,500

Non-cash investing and financing activities:
Stock issuance related to acquisition and purchase of intangible assets	2,522	15,869	—
 The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED JANUARY 1, 2022, JANUARY 2, 2021
AND DECEMBER 28, 2019

(1)NATURE OF OPERATIONS

The Middleby Corporation (the "company") is engaged in the design, manufacture and sale of commercial foodservice, food processing equipment and residential kitchen equipment. The company manufactures and assembles this equipment at thirty-nine U.S. and twenty-eight international manufacturing facilities. The company operates in three business segments: 1) the Commercial Foodservice Equipment Group, 2) the Food Processing Equipment Group and 3) the Residential Kitchen Equipment Group.

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

The Food Processing Equipment Group offers a broad portfolio of processing solutions for customers producing pre-cooked meat products, such as hot dogs, dinner sausages, poultry and lunchmeats and baked goods such as muffins, cookies and bread. Through its broad line of products, the company is able to deliver a wide array of cooking solutions to service a variety of food processing requirements demanded by its customers. The company can offer highly integrated solutions that provide a food processing operation a uniquely integrated solution providing for the highest level of food quality, product consistency, and reduced operating costs resulting from increased product yields, increased capacity and greater throughput and reduced labor costs through automation. The products offered by this group include a wide array of cooking and baking solutions, including batch ovens, baking ovens, proofing ovens, conveyor belt ovens, continuous processing ovens, frying systems and automated thermal processing systems. The company also provides a comprehensive portfolio of complementary food preparation equipment such as tumblers, massagers, grinders, slicers, reduction and emulsion systems, mixers, blenders, formers, battering equipment, breading equipment, seeding equipment, water cutting systems, food presses, food suspension equipment, filling and depositing solutions, and forming equipment, as well as a variety of automated loading and unloading systems, food safety, food handling, freezing, defrosting and packaging equipment. This portfolio of equipment can be integrated to provide customers a highly efficient and customized solution.

The Residential Kitchen Equipment Group has a broad portfolio of innovative and professional-style residential kitchen equipment. The products offered by this group include ranges, cookers, stoves, cooktops, microwaves, ovens, refrigerators, dishwashers, undercounter refrigeration, wine cellars, ice machines, beer dispensers, ventilation equipment, mixers, rotisseries and outdoor cooking equipment.

(2) ACQUISITIONS AND PURCHASE ACCOUNTING

The following represents the company's significant acquisitions in 2021 and 2020, the termination of a Merger Agreement, as well as summarized information on various acquisitions that were not individually material.
Termination of Welbilt Merger

On April 20, 2021, Middleby entered into a Merger Agreement with Welbilt, Inc. Following Welbilt's receipt of an alternative acquisition proposal, on July 13, 2021, Middleby announced that, under the terms of the Merger Agreement, it would not exercise its right to propose any modifications to the terms of the Merger Agreement and would allow the match period to expire. Accordingly, on July 14, 2021, Welbilt delivered to Middleby a written notice terminating the Merger Agreement and, concurrently with Middleby’s receipt of the termination fee of $110.0 million in cash from Welbilt, the Merger Agreement was terminated on July 14, 2021.

The termination fee received is reflected in the Consolidated Statements of Comprehensive Earnings as the "merger termination fee" and $19.7 million of deal costs associated with the transaction are reflected in selling, general and administrative expenses in the Consolidated Statements of Comprehensive Earnings.
2020 Acquisitions
During 2020, the company completed various acquisitions that were not individually material. The final allocation of consideration paid for the other 2020 acquisitions is summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$14,647	$—	$14,647
Current assets	43,670	(13,390)	30,280
Property, plant and equipment	3,014	(349)	2,665
Goodwill	55,335	3,847	59,182
Other intangibles	63,201	625	63,826
Other assets	6,121	52	6,173
Current liabilities	(54,478)	13,037	(41,441)
Long-term deferred tax (liability) asset	(123)	387	264
Other non-current liabilities	(21,902)	791	(21,111)

Consideration paid at closing	$109,485	$5,000	$114,485

Deferred payments	8,666	(468)	8,198
Contingent consideration	16,144	(836)	15,308

Net assets acquired and liabilities assumed	$134,295	$3,696	$137,991
The long-term deferred tax asset amounted to $0.3 million and is related to the difference between the book and tax basis on other assets and liability accounts.
The goodwill and $15.7 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $10.6 million allocated to customer relationships, $31.2 million allocated to developed technology and $6.3 million allocated to backlog, which are being amortized over periods of 6 to 9 years, 6 to 12 years, and 3 to 9 months, respectively. Goodwill of $59.2 million and other intangibles of $63.8 million from these acquisitions are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Of these assets, goodwill of $24.4 million and intangibles of $63.5 million are expected to be deductible for tax purposes.

Several purchase agreements include deferred payment and earnout provisions providing for contingent payments due to the sellers to the extent certain financial targets are exceeded. The deferred payments are payable between 2021 and 2022. The contractual obligations associated with the deferred payments on the acquisition dates amount to $8.2 million. The earnouts are payable between 2021 and 2023, if the company exceeds certain sales and earnings targets. The contractual obligations associated with the contingent earnout provisions recognized on the acquisition dates amount to $15.3 million.
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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair values of assets acquired and liabilities assumed (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$16,152	$—	$16,152
Current assets	23,762	—	23,762
Property, plant and equipment	17,058	(969)	16,089
Goodwill	142,741	(17,109)	125,632
Other intangibles	126,557	22,966	149,523
Other assets	26	173	199
Current liabilities	(23,440)	569	(22,871)
Long-term deferred tax liability	(33,918)	(5,519)	(39,437)
Other non-current liabilities	(1,930)	(111)	(2,041)

Net assets acquired and liabilities assumed	$267,008	$—	$267,008
The long-term deferred tax liability amounted to $39.4 million. The deferred tax liability is comprised of $37.4 million related to the difference between the book and tax basis of identifiable intangible assets and $2.0 million related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.

The goodwill and $105.7 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $40.0 million allocated to customer relationships, $2.7 million allocated to developed technology and $1.1 million allocated to backlog, which are being amortized over periods of 7 years, 7 years, and 3 months, respectively. Goodwill of $125.6 million and other intangibles of $149.5 million from this acquisition are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Goodwill and other intangibles are not expected to be deductible for tax purposes.
The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the company is waiting for additional information necessary to finalize those fair values for all acquisitions completed during 2021. The intangible assets are pending external valuation and are preliminarily valued using historical information from the Residential Kitchen Equipment Group and qualitative assessment of the business at acquisition date. Specifically, the company estimated the fair values of the intangible assets based on the percentage of purchase price assigned to similar intangible assets in previous acquisitions. Thus, the provisional measurements of fair values set forth above are subject to change. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

Kamado Joe and Masterbuilt
On December 27, 2021, the company completed its acquisition of all of the member interests of Masterbuilt Holdings, LLC ("Kamado Joe and Masterbuilt") and their residential outdoor brands of Kamado Joe and Masterbuilt, a leader in outdoor residential cooking located in the Atlanta, Georgia area, for a purchase price of approximately $400.7 million, net of cash acquired. The purchase price included $403.6 million in cash and 12,921 shares of Middleby common stock valued at $2.5 million. The purchase price is subject to adjustment based upon a working capital provision provided by the purchase agreement. The company expects to finalize this in the second quarter of 2022.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair values of assets acquired and liabilities assumed (in thousands):

Preliminary Opening Balance Sheet
Cash	$5,381
Current assets	137,826
Property, plant and equipment	7,773
Goodwill	110,052
Other intangibles	215,577
Other assets	2,143
Current liabilities	(54,865)
Long-term deferred tax liability	(15,907)
Other non-current liabilities	(1,914)

Net assets acquired and liabilities assumed	$406,066
The long-term deferred tax liability amounted to $15.9 million. The net deferred tax liability is comprised of $2.3 million of deferred tax asset related to tax loss carryforwards and $18.2 million of deferred tax liability related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $158.8 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $50.3 million allocated to customer relationships and $6.5 million allocated to backlog, which are being amortized over periods of 7 years and 3 months, respectively. Goodwill of $110.1 million and other intangibles of $215.6 million of the company are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Of these assets, goodwill of $71.7 million and intangibles of $164.3 million are expected to be deductible for tax purposes.
The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the company is waiting for additional information necessary to finalize those fair values for all acquisitions completed during 2021. The intangible assets are pending external valuation and are preliminarily valued using historical information from the Residential Kitchen Equipment Group and qualitative assessment of the business at acquisition date. Specifically, the company estimated the fair values of the intangible assets based on the percentage of purchase price assigned to similar intangible assets in previous acquisitions. Thus, the provisional measurements of fair values set forth above are subject to change. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

Other 2021 Acquisitions
During the year ended January 1, 2022, the company completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition dates for the other 2021 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$6,414	$—	$6,414
Current assets	76,077	223	76,300
Property, plant and equipment	19,561	(72)	19,489
Goodwill	85,270	9,065	94,335
Other intangibles	158,725	(9,193)	149,532
Other assets	2,101	31	2,132
Current liabilities	(33,910)	(38)	(33,948)
Long-term deferred tax liability	(3,010)	—	(3,010)
Other non-current liabilities	(7,092)	(16)	(7,108)

Consideration paid at closing	$304,136	$—	$304,136

Contingent consideration	9,404	—	9,404

Net assets acquired and liabilities assumed	$313,540	$—	$313,540
The long-term deferred tax liability amounted to $3.0 million. The net deferred tax liability is comprised of $0.6 million of deferred tax asset related to tax loss carryforwards and $3.6 million of deferred tax liability related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $97.1 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $41.1 million allocated to customer relationships, $3.4 million allocated to developed technology, and $7.9 million allocated to backlog, which are being amortized over periods of 7 years, 7 years, and 3 months, respectively. Goodwill of $30.5 million and other intangibles of $89.0 million are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Goodwill of $63.8 million and other intangibles of $60.5 million are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Of these assets, goodwill of $92.3 million and intangibles of $148.4 million are expected to be deductible for tax purposes.
One purchase agreement includes earnout provisions providing for contingent payments due to the sellers to the extent certain financial targets are exceeded and upon the achievement of product rollout targets. One earnout is payable upon the achievement of product rollout targets. The second earnout is payable during 2026 if the company exceeds certain earnings targets. The contractual obligation associated with the contingent earnout provisions recognized on the acquisition date amount to $9.4 million.
The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the company is waiting for additional information necessary to finalize those fair values for all acquisitions completed during 2021. Certain intangible assets are pending external valuation and are preliminarily valued using historical information from the Residential Kitchen Equipment Group and Commercial Foodservice Equipment Group and qualitative assessments of the individual businesses at acquisition date. Specifically, the company estimated the fair values of the intangible assets based on the percentage of purchase price assigned to similar intangible assets in previous acquisitions. Thus, the provisional measurements of fair values set forth above are subject to change. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

Pro Forma Financial Information

In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the twelve months ended January 1, 2022 and January 2, 2021, assumes the 2020 and 2021 acquisitions described above were completed on December 29, 2019 (first day of fiscal year 2020). The following pro forma results include adjustments to reflect amortization of intangibles associated with the acquisitions and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Twelve Months Ended
	January 1, 2022	January 2, 2021
Net sales	$3,732,010	$2,980,164
Net earnings	519,879	177,923

Net earnings per share:
Basic	$9.42	$3.23
Diluted	$9.17	$3.23

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

The company's fiscal year ends on the Saturday nearest December 31. Fiscal years 2021, 2020, and 2019 ended on January 1, 2022, January 2, 2021 and December 28, 2019, respectively, and included 52, 53 and 52 weeks, respectively.

(b)Cash and Cash Equivalents

The company considers all short-term investments with original maturities of three months or less when acquired to be cash equivalents. The company’s policy is to invest its excess cash in interest-bearing deposits with major banks that are subject to minimal credit and market risk.

(c)Accounts Receivable

Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $18.8 million and $19.2 million at January 1, 2022 and January 2, 2021, respectively. At January 1, 2022, all accounts receivable are expected to be collected within one year.

(d)    Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or net realizable value. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at January 1, 2022 and January 2, 2021 are as follows (in thousands):

	2021	2020
Raw materials and parts	$421,361	$263,200
Work in process	65,581	55,104
Finished goods	350,476	221,894
	$837,418	$540,198

(e)Property, Plant and Equipment

Property, plant and equipment are carried at cost as follows (in thousands):

	2021	2020
Land	$54,477	$40,707
Building and improvements	270,812	245,435
Furniture and fixtures	56,706	68,063
Machinery and equipment	265,188	220,148
	647,183	574,353
Less accumulated depreciation	(266,203)	(229,871)
	$380,980	$344,482

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

Depreciation expense amounted to $42.7 million, $39.1 million and $37.9 million in fiscal 2021, 2020 and 2019, respectively.

Expenditures which significantly extend useful lives are capitalized. Maintenance and repairs are charged to expense as incurred. Asset impairments are recorded whenever events or changes in circumstances indicate that the recorded value of an asset is greater than the sum of its expected future undiscounted cash flows. Asset impairments are recorded at the amount by which the recorded value of an asset exceeds its fair value.

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

The company performs the annual impairment assessment for goodwill and indefinite-lived intangible assets as of first day of the fourth quarter of the fiscal year and more frequently if indicators of impairment exist. The goodwill impairment test is performed at the reporting unit level. The company initially performs a qualitative analysis to determine if it is more likely than not that the goodwill balance or indefinite-life intangible asset is impaired. In conducting a qualitative assessment, the company analyzes a variety of events or factors that may influence the fair value of the reporting unit or indefinite-life intangible, including, but not limited to: macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, share price and other relevant factors.

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

The company performed a qualitative assessment as of October 3, 2021 over all three reporting units and determined it is not more likely than not that the fair values of our reporting units are less than the carrying amounts and therefore quantitative analysis is not required. No impairment was recognized and the company has not recognized any goodwill impairments and therefore there are no accumulated impairment losses.

Goodwill is allocated to the business segments as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 28, 2019	$1,153,552	$257,679	$438,516	$1,849,747

Goodwill acquired during the year	56,773	—	—	56,773
Measurement period adjustments to goodwill acquired in prior year	(56)	(8,732)	1,770	(7,018)
Exchange effect	18,167	6,851	9,741	34,759

Balance as of January 2, 2021	$1,228,436	$255,798	$450,027	$1,934,261

Goodwill acquired during the year	63,849	—	266,170	330,019
Measurement period adjustments to goodwill acquired in prior year	2,411	—	—	2,411
Exchange effect	(9,609)	(5,083)	(8,530)	(23,222)

Balance as of January 1, 2022	$1,285,087	$250,715	$707,667	$2,243,469

Intangible assets consist of the following (in thousands):

	January 1, 2022			January 2, 2021
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	7.6	$863,339	$(411,327)	8.5	$735,264	$(347,029)
Backlog	0.2	13,684	(929)	0.3	5,443	(2,638)
Developed technology	8.9	73,461	(29,952)	10.0	56,931	(24,394)
		$950,484	$(442,208)		$797,638	$(374,061)
Indefinite-lived intangible assets:
Trademarks and trade names		$1,367,101			$1,026,804

The company completed its annual impairment assessment for indefinite-lived intangible assets as of October 3, 2021. Based on this qualitative assessment, the company determined it is not more likely than not that the fair values of our reporting units are less than the carrying amounts and therefore a quantitative impairment analysis was not required.

The estimates of future cash flows used in determining the fair value of goodwill and indefinite-lived intangible assets involve significant management judgment and are based upon assumptions about expected future operating performance, economic conditions, market conditions and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond our control, such as changes in capital markets. The company continues to monitor the global impact of the COVID-19 pandemic to assess the outlook for demand of its products and the impact on its business and financial performance. The actual cash flows could differ materially from management's estimates due to changes in business conditions, operating performance and economic conditions.

During 2020 testing, the company recorded impairment charges of $11.6 million associated with several trade names, none of which were individually material. The company recorded charges of $5.3 million associated with trademarks within the Commercial Foodservice Equipment Group, $5.4 million for the Food Processing Equipment Group and $0.9 million for the Residential Kitchen Equipment Group.

Definite-lived intangible assets are amortized over their estimated useful lives and tested for impairment in accordance with the methodology discussed above under "Property, Plant and Equipment."

The aggregate intangible amortization expense was $75.8 million, $69.0 million and $64.0 million in 2021, 2020 and 2019, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

2022	$95,132
2023	76,386
2024	64,914
2025	58,553
2026	55,277
2027 and thereafter	158,014
$508,276

 (g)    Accrued Expenses

Accrued expenses consist of the following at January 1, 2022 and January 2, 2021, respectively (in thousands):

	2021	2020
Contract liabilities	$133,315	$93,871
Accrued payroll and related expenses	115,762	93,926
Accrued warranty	80,215	69,667
Accrued customer rebates	72,451	43,703
Accrued short-term leases	22,753	22,493
Accrued sales and other tax	22,684	22,030
Accrued professional fees	19,292	12,133
Accrued agent commission	13,670	11,105
Accrued product liability and workers compensation	10,952	12,909
Accrued interest rate swaps	1,171	14,075
Accrued liabilities held for sale	—	22,313
Other accrued expenses	90,590	76,316

	$582,855	$494,541

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

(i)Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income (loss) as reported in the consolidated balance sheets (in thousands):

	2021	2020
Unrecognized pension benefit costs, net of tax of $(39,470) and $(89,059)	$(249,696)	$(400,919)
Unrealized loss on interest rate swap, net of tax of $(4,501) and $(13,120)	(13,064)	(37,548)
Unrealized gain on certain investments, net of tax of $433 and $—	1,330	—
Currency translation adjustments	(97,654)	(49,961)

	$(359,084)	$(488,428)

Changes in accumulated other comprehensive income (loss) (1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Unrealized Gain Certain Investments	Total
Balance as of December 28, 2019	$(105,705)	$(228,336)	$(16,892)	$—	$(350,933)
Other comprehensive income before reclassification	55,744	(174,826)	(36,170)	—	(155,252)
Amounts reclassified from accumulated other comprehensive income	—	2,243	15,514	—	17,757
Net current-period other comprehensive income	$55,744	$(172,583)	$(20,656)	—	$(137,495)
Balance as of January 2, 2021	$(49,961)	$(400,919)	$(37,548)	$—	$(488,428)
Other comprehensive income before reclassification	(47,693)	137,187	6,015	1,330	96,839
Amounts reclassified from accumulated other comprehensive income	—	14,036	18,469	—	32,505
Net current-period other comprehensive income	$(47,693)	$151,223	$24,484	$1,330	$129,344
Balance as of January 1, 2022	$(97,654)	$(249,696)	$(13,064)	$1,330	$(359,084)
    (1) As of January 1, 2022 pension, unrealized gain/(loss) interest rate swap and gain on certain investments amounts are net of tax of $(39.5) million, $(4.5) million and $0.4 million, respectively. During the twelve months ended January 1, 2022, the adjustments to pension benefit costs unrealized gain/(loss) interest rate swap and gain on certain investments were net of tax of $49.6 million, $8.6 million and $0.4 million, respectively.

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

The company’s financial assets and liabilities that are measured at fair value are categorized using the fair value hierarchy at January 1, 2022 and January 2, 2021 are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of January 1, 2022
Financial Assets:
Interest rate swaps	$—	$3,645	$—	$3,645
Foreign exchange derivative contracts	$—	$1,095	$—	$1,095

Financial Liabilities:
Interest rate swaps	$—	$21,635	$—	$21,635
Contingent consideration	$—	$—	$34,983	$34,983

As of January 2, 2021
Financial Liabilities:
Interest rate swaps	$—	$51,093	$—	$51,093
Contingent consideration	$—	$—	$25,558	$25,558
Foreign exchange derivative contracts	$—	$2,191	$—	$2,191

The contingent consideration, as of January 1, 2022 and January 2, 2021, relates to the earnout provisions recorded in conjunction with various purchase agreements.

The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings, as defined in the respective purchase agreements. On a quarterly basis, the company assesses the projected results for each of the acquisitions in comparison to the earnout targets and adjusts the liability accordingly. During fiscal 2021 the increase in contingent consideration was associated with 2021 acquisitions and there were no material performance assumption adjustments.

(k)Foreign Currency

The income statements of the company’s foreign operations are translated at the monthly average rates. Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur. These transactions amounted to a gain of $0.3 million, loss of $2.9 million and a loss of $0.9 million in 2021, 2020 and 2019, respectively, and are included in other expense on the statements of earnings.

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

A rollforward of the warranty reserve for the fiscal years 2021 and 2020 are as follows (in thousands):

	2021	2020
Beginning balance	$69,667	$66,374
Warranty reserve related to acquisitions	5,046	1,485
Warranty expense	68,199	58,047
Warranty claims paid	(62,697)	(56,239)
Ending balance	$80,215	$69,667

(n)Research and Development Costs

Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $41.8 million, $35.3 million and $41.2 million in fiscal 2021, 2020 and 2019, respectively.

(o)Non-Cash Share-Based Compensation

The company's 2021 Stock Incentive Plan (the "2021 Plan"), allows for the granting of stock options, stock appreciation rights, restricted stock and restricted stock units, performance stock, phantom units and other equity-based awards. The company estimates the fair value of restricted stock grants, restricted stock units and performance stock at the time of grant and recognizes compensation costs over the vesting period of the grants. The expense, net of forfeitures, is recognized using the straight-line method. Non-cash share-based compensation expense is only recognized for those grants expected to vest. See Note 6, "Common and Preferred Stock," for further information on the company's share-based incentive plans.

(p)Earnings Per Share

“Basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding and other dilutive securities.

The company’s potentially dilutive securities consist of shares issuable on exercise of outstanding options and vesting of restricted stock grants computed using the treasury method and amounted to approximately 1,449,000, 43,000, and 9,000 for fiscal 2021, 2020 and 2019, respectively. The company’s potentially dilutive securities consist of shares issuable on vesting of restricted stock grants computed using the treasury method and amounted to approximately 56,000 for fiscal 2021. During fiscal 2021, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes resulting in approximately 1,393,000 diluted stock equivalents to be included in the diluted net earnings per share. There have been no conversions to date. See Note 5, Financing Arrangements, in these Notes to the Consolidated Financial Statements for further details on the Convertible Notes. There were no anti-dilutive equity awards excluded from common stock equivalents for 2021, 2020 or 2019.

(q)Consolidated Statements of Cash Flows

Cash paid for interest was $50.6 million, $65.6 million and $80.9 million in fiscal 2021, 2020 and 2019, respectively. Cash payments totaling $125.8 million, $41.2 million, and $91.5 million were made for income taxes during fiscal 2021, 2020 and 2019, respectively.

(r)New Accounting Pronouncements
Accounting Pronouncements - Recently Adopted
In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity," which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument is reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. Effective January 3, 2021, the company early adopted ASU 2020-06 using the modified retrospective approach. Adoption of the new standard resulted in an increase to the opening balance of retained earnings of $5.1 million, a decrease to additional paid-in capital of $79.4 million, and an increase to convertible senior notes of $98.4 million. In addition, the company ceased recording non-cash interest expense associated with amortization of the debt discount and calculates earnings per share using the if-converted method to the extent those shares are not anti-dilutive.
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
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard is effective for the company on January 2, 2022 and only impacts annual financial statement footnote disclosures. The company is currently evaluating the impacts the adoption of this guidance will have on its Consolidated Financial Statements and disclosures.

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Twelve Months Ended January 1, 2022
United States and Canada	$1,435,120	$347,280	$454,375	$2,236,775
Asia	204,432	17,641	11,154	233,227
Europe and Middle East	344,273	77,671	265,508	687,452
Latin America	48,936	38,154	6,248	93,338
Total	$2,032,761	$480,746	$737,285	$3,250,792

Twelve Months Ended January 2, 2021
United States and Canada	$1,067,872	$311,042	$373,864	$1,752,778
Asia	155,742	26,778	6,711	189,231
Europe and Middle East	246,845	78,690	182,919	508,454
Latin America	39,820	20,762	2,212	62,794
Total	$1,510,279	$437,272	$565,706	$2,513,257

Twelve Months Ended December 28, 2019
United States and Canada	$1,334,776	$246,572	$362,753	$1,944,101
Asia	221,422	31,250	5,760	258,432
Europe and Middle East	349,613	98,814	198,672	647,099
Latin America	78,534	24,315	6,965	109,814
Total	$1,984,345	$400,951	$574,150	$2,959,446

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	January 1, 2022	January 2, 2021
Contract assets	$21,592	$20,328
Contract liabilities	$133,315	$93,871
Non-current contract liabilities	$11,602	$13,523

During the twelve months period ended January 1, 2022, the company reclassified $16.3 million to accounts receivable which was included in the contract asset balance at the beginning of the period. During the twelve months period ended January 1, 2022, the company recognized revenue of $77.3 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $129.0 million during the twelve months period ended January 1, 2022. Substantially all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during twelve months period ended January 1, 2022.

(5)     FINANCING ARRANGEMENTS

	2021	2020
	(in thousands)
Senior secured revolving credit line	$683,175	$755,000
Term loan facility	993,340	335,938
Convertible senior notes	734,417	632,847
Foreign loans	2,224	4,421
Other debt arrangement	1,138	1,390
Total debt	2,414,294	1,729,596
Less: Current maturities of long-term debt	27,293	22,944
Long-term debt	$2,387,001	$1,706,652
On October 21, 2021, the company entered into an amended and restated five-year, $4.5 billion multi-currency senior secured credit agreement (the "Credit Facility") that amends and restates the company's pre-existing $3.1 billion credit facility which had an original maturity of January 31, 2025. The Credit Facility consists of (i) a $1 billion term loan facility, (ii) a $750 million delayed draw term loan facility, and (iii) a $2.75 billion multi-currency revolving credit facility, with the potential under certain circumstances, to increase the amount of the credit facility by the greater of $625 million and 100% of consolidated EBITDA for the most recently ended period of consecutive fiscal quarters (plus additional amounts, subject to compliance with a senior secured net leverage ratio), either by increasing the revolving commitment or by adding one or more revolver or term loan tranches. The Credit Facility matures on October 21, 2026, with the potential to extend the maturity date in one year increments with the consent of the extending lenders. The term facility will amortize in equal quarterly installments due on the last day of each fiscal quarter, commencing with the first full fiscal quarter after October 21, 2021, in an aggregate amount equal to 2.50% of the original aggregate principal amount of the term loan facility, with the balance, plus any accrued interest, due and payable on October 21, 2026. The delayed draw term loan facility is available for borrowing within one year and will amortize in quarterly installments due on the last day of each fiscal quarter, commencing with the first full fiscal quarter after each delayed draw term loan borrowing in an amount equal to 0.625% of the original aggregate principal amount of such borrowing, with the balance, plus any accrued interest, due and payable on October 21, 2026. Fees associated with the amendment of the term loan facilities are recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheets and amortized to interest expense over the term of the Credit Facility.
On August 21, 2020, the company issued $747.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2025 in a private offering pursuant to an indenture, dated August 21, 2020 (the "Indenture"), between the company and U.S. Bank National Association, as trustee. The net proceeds from the sale of the Convertible Notes were approximately $729.9 million after deducting the initial purchasers' discounts and the offering expenses payable by the company. In connection with the pricing of the Convertible Notes, the company entered into privately negotiated Capped Call Transactions (the "2020 Capped Call Transactions") and the company used the net proceeds of the offering of the Convertible Notes to pay the aggregate amount of $104.7 million for them.
In December 2021, the company entered into two tranches of privately negotiated Capped Call Transactions (the "2021 Capped Call Transactions") in the aggregate amount of $54.6 million. The 2020 and 2021 Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of the company's common stock that underlie the Convertible Notes.

Credit Facility
As of January 1, 2022, the company had $1.7 billion of borrowings outstanding under the Credit Facility, including $1.0 billion outstanding under the term loan ($993 million, net of unamortized issuance fees). The company also had $2.7 million in outstanding letters of credit as of January 1, 2022, which reduces the borrowing availability under the Credit Facility. Remaining borrowing capacity under this facility was $2.8 billion at January 1, 2022.
At January 1, 2022, borrowings under the Credit Facility accrued interest at a rate of 1.375% above LIBOR per annum or 0.375% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. Borrowings under the Credit Facility will accrue interest at a minimum of 1.375% above LIBOR and the variable unused commitment fee will be at a minimum of 0.20%. The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 2.32% at the end of the period and the variable commitment fee was equal to 0.20% per annum as of January 1, 2022.
The term loan facility had an average interest rate per annum, inclusive of hedging instruments, of 2.93% as of January 1, 2022.
In addition, the company has international credit facilities to fund working capital needs outside the United States. At January 1, 2022, these foreign credit facilities amounted to $2.2 million in U.S. Dollars with a weighted average per annum interest rate of approximately 10.18%.
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

	Jan 1, 2022		Jan 2, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt excluding convertible senior notes	$1,679,877	$1,686,537	$1,096,749	$1,096,749
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At January 1, 2022, the company had outstanding floating-to-fixed interest rate swaps totaling $94.0 million notional amount carrying an average interest rate of 1.45% maturing in less than 12 months and $708.0 million notional amount carrying an average interest rate of 1.98% that mature in more than 12 months but less than 63 months. In February 2022, subsequent to year end fiscal 2021, the company entered into an additional floating-to-fixed interest rate swap agreements totaling $375.0 million notional amount carrying an average interest rate of 1.50%.

The terms of the Credit Facility, as amended, limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00, (ii) a maximum Secured Leverage Ratio (as defined in the Credit Facility) of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 3.75 to 1.00, which may be adjusted to 4.25 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At January 1, 2022, the company was in compliance with all covenants pursuant to its borrowing agreements.

Convertible Notes
The following table summarizes the outstanding principal amount and carrying value of the Convertible Notes:

	Jan 1, 2022	Jan 2, 2021
	(in thousands)
Principal amounts:
Principal	$747,500	$747,500
Unamortized debt discount	—	(98,358)
Unamortized issuance costs	(13,083)	(16,295)
Net carrying amount	$734,417	$632,847
The following table summarizes total interest expense recognized related to the Convertible Notes:

	Twelve Months Ended
	Jan 1, 2022	Jan 2, 2021
Contractual interest expense	$7,454	$2,720
Interest cost related to amortization of the debt discount and issuance costs	3,484	7,971
Total interest expense	$10,938	$10,691

The estimated fair value of the Convertible Notes was $1.2 billion as of January 1, 2022 and was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 3 (j), Fair Value Measurements, in these Notes to the Consolidated Financial Statements included in this Part II, Item 8 of this Annual Report on Form 10-K. The if-converted value of the Convertible Notes exceeded their respective principal value by $396.0 million as of January 1, 2022.

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
The company initially separated the Convertible Notes into liability and equity components. The equity component of the Convertible Notes of approximately $105.0 million was included in the additional paid-in capital and the resulting debt discount was being amortized to interest expense at an effective interest rate of 1.5%, which is no longer applicable upon adoption of ASU 2020-06 as discussed in Note 3 to the Consolidated Financial Statement.
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

The company may settle the conversions of the Convertible Notes in cash, shares of the company's common stock or any combination thereof at its election. The number of shares of the company's common stock issuable at the conversion price of $128.62 per share is expected to be 5.8 million shares. However, the Capped Call Transactions are expected generally to reduce the potential dilution of the company's common stock upon any conversion of Convertible Notes and/or offset the cash payments the company is required to make in excess of the principal amount of the Notes. Under the 2020 Capped Call Transactions, the number of shares of common stock issuable at the conversion price of $207.93 is expected to be 3.6 million shares. Under the 2021 Capped Call Transactions, the number of shares of common stock issuable at the conversion prices of $216.50 and $225.00 is expected to be 3.5 million shares and 3.3 million shares, respectively. During the twelve months period ended January 1, 2022, no Convertible Notes have been converted to date.

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

Capped Call Transactions
The 2020 Capped Call Transactions and 2021 Capped Call Transactions (collectively, the "Capped Call Transactions") are expected generally to reduce the potential dilution and/or offset the cash payments the company is required to make in excess of the principal amount of the Convertible Notes upon conversion of the Convertible Notes in the event that the market price per share of the company's common stock is greater than the strike price of the Capped Call Transactions (which initially corresponds to the initial conversion price of the Convertible Notes and is subject to certain adjustments under the terms of the Capped Call Transactions), with such reduction and/or offset subject to a cap based on the cap price of the Capped Call Transactions. The 2020 Capped Call Transactions have an initial cap price of $207.93 per share of the company's common stock. The 2021 Capped Call Transactions have initial cap prices of $216.50 and $225.00 per share of the company's common stock. The Capped Call Transactions cover, initially, the number of shares of the company's common stock underlying the Convertible Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes.

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
The aggregate amount of debt payable during each of the next five years is as follows (in thousands):

2022	$27,293
2023	23,621
2024	23,634
2025	757,945
2026 and thereafter	1,581,801

$2,414,294

(6)    COMMON AND PREFERRED STOCK

(a)    Shares Authorized

At January 1, 2022 and January 2, 2021, the company had 95,000,000 authorized shares of common stock and 2,000,000 authorized shares of non-voting preferred stock.

(b)    Treasury Stock

In November 2017, the company's Board of Directors approved a stock repurchase program authorizing the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. During 2020, the company repurchased 896,965 shares of its common stock under the program for $69.7 million, including applicable commissions, which represented an average price of $77.70. During 2021, the company repurchased 141,500 shares of its common stock under the program for $26.6 million, including applicable commissions, which represented an average price of $188.17. As of January 1, 2022, 1,164,665 shares had been purchased under the 2017 stock repurchase program and 1,335,335 remain authorized for repurchase.

The company also treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During 2020, the company repurchased 176,242 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $16.2 million. During 2021, the company repurchased 15,480 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $2.7 million.

(c)    Share-Based Awards

The company maintains an incentive plan under which the company's Board of Directors grants share-based awards to key employees. On May 10, 2021, the 2021 Stock Incentive Plan (the "2021 Plan") was approved, which included a maximum amount of 1,350,000 shares allowed to be awarded plus the shares remaining for future grants under the 2011 Stock Incentive Plan (the "2011 Plan") as of the approval date and any shares outstanding that are subsequently forfeited or expired. Thus, no further shares are available to grant under the 2011 Plan and the maximum amount of shares available for future grants under the 2021 Plan as of January 1, 2022 is 1,642,966.

Non-cash share-based compensation of $42.3 million, $19.6 million and $8.1 million was recognized for fiscal 2021, 2020 and 2019, respectively, associated with restricted share grants and restricted stock units. The company recorded a related tax benefit of $0.4 million, $2.7 million and less than $0.5 million in fiscal 2021, 2020 and 2019, respectively.

Restricted share grants:

The company has issued restricted share grant awards, which are generally time and performance based and were not subject to market conditions. The fair value of restricted share grants represents the closing share price of the company's stock as of the date of the grant and is recognized over the vesting period of the awards. The weighted average grant date fair value was $181.31, $57.74 and $113.26 per share for restricted share grants in fiscal 2021, 2020 and 2019 respectively, which represents the closing share price of the company’s stock as of the date of grant. The approximate fair value of restricted shares vested were $7.3 million, $44.8 million, $16.5 million for fiscal 2021, 2020 and 2019, respectively.

A summary of the company’s nonvested restricted share grant activity and their corresponding fair value on the date of grant for fiscal year ended January 1, 2022 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at January 2, 2021	433,065	$112.54

Granted	4,399	181.31
Vested	(43,485)	115.77
Forfeited	(213,673)	112.49

Nonvested shares at January 1, 2022	180,306	$113.31

As of January 1, 2022, there was $3.7 million of total unrecognized compensation cost related to nonvested restricted share grant compensation arrangements, if all performance conditions are fully achieved. The remaining weighted average life is 0.34 years.

Restricted stock units:

During 2020, the company began granting restricted stock units, which entitle the holder to shares of common stock subject to time vesting and the achievement of certain market and performance goals. The fair value for time based units are valued at the closing share price of the company’s stock as of the date of the grant and the fair value for performance units are based upon valuations using the Monte Carlo Methodology. Compensation expense is recognized over the performance measurement period of the units in accordance with ASC 718 Stock Compensation for awards with market and performance vesting conditions.

Time vesting units vest equally over two or three years and performance units vest based on achievement of certain company performance criteria over the two or three year period, as set forth in the grant agreement ranging from 0 to 200% of the target shares granted. The weighted average grant date fair value was $166.41 and $134.25 per share for restricted stock units in fiscal 2021 and 2020, respectively. No restricted stock units have vested.

A summary of the company’s nonvested restricted stock unit activity at target shares and their corresponding fair value on the date of grant for fiscal year ended January 1, 2022 is as follows:

	Units	Weighted Average Grant-Date Fair Value
Nonvested shares at January 2, 2021	47,500	$134.25

Granted	287,624	166.41

Nonvested shares at January 1, 2022	335,124	$161.85

As of January 1, 2022, there was $66.2 million of total unrecognized compensation cost related to nonvested restricted stock unit compensation arrangements, if all performance conditions are fully achieved. The remaining weighted average life is 1.74 years.

(7)     INCOME TAXES

Earnings before taxes is summarized as follows (in thousands):

	2021	2020	2019
Domestic	$453,357	$178,813	$336,688
Foreign	166,147	89,244	125,931
Total	$619,504	$268,057	$462,619

The provision for income taxes is summarized as follows (in thousands):

	2021	2020	2019
Federal	$84,689	$36,908	$69,074
State and local	24,363	8,815	16,203
Foreign	21,960	15,040	25,102
Total	$131,012	$60,763	$110,379

Current	$124,149	$44,342	$88,167
Deferred	6,863	16,421	22,212
Total	$131,012	$60,763	$110,379

Reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate are as follows:

	2021	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%	21.0%

State taxes, net of federal benefit	3.1	3.2	3.2
Permanent differences	0.5	(0.4)	0.6
Foreign income tax rate at rates other than U.S. statutory	0.2	0.5	0.2
Deferred tax changes	(2.2)	(0.7)	—
Tax refunds	(0.7)	—	—
Change in valuation allowances (1)	0.4	(0.1)	0.1
Tax on unremitted earnings	0.4	1.2	0.3
Other	(1.6)	(2.0)	(1.5)
Consolidated effective tax	21.1%	22.7%	23.9%
(1) Net of changes in related tax attributes.

The company’s effective tax rate for 2021 was 21.1% as compared to 22.7% in 2020. The effective tax rate for 2021 reflects favorable tax adjustments for deferred tax rate changes, tax refunds and adjustments for the finalization of 2020 tax returns. The effective tax rate is higher than the federal tax rate of 21.0% primarily due to state taxes and foreign tax rate differentials.

At January 1, 2022 and January 2, 2021, the company had recorded the following deferred tax assets and liabilities (in thousands):

	2021	2020
Deferred tax assets:
Compensation related	$21,543	$12,328
Pension and post-retirement benefits	49,072	88,709
Inventory reserves	14,453	14,732
Accrued liabilities and reserves	17,088	22,049
Warranty reserves	19,286	17,890
Operating lease liability	18,643	16,180
Interest rate swaps	4,573	12,997
Convertible debt	37,034	—
Net operating loss carryforwards	17,083	20,747
Other	12,695	17,187
Gross deferred tax assets	211,470	222,819
Valuation allowance	(10,222)	(11,731)
Deferred tax assets	$201,248	$211,088

Deferred tax liabilities:
Intangible assets	$(273,974)	$(226,598)
Depreciable assets	(26,996)	(26,916)
Basis difference on affiliates	(18,795)	—
Operating lease right-of-use assets	(18,029)	(15,921)
Other	(17,195)	(12,825)

Deferred tax liabilities	$(354,989)	$(282,260)

Net deferred tax assets (liabilities)	$(153,741)	$(71,172)

Long-term deferred asset	33,194	76,052
Long-term deferred liability	(186,935)	(147,224)
Net deferred tax assets (liabilities)	$(153,741)	$(71,172)

The company has recorded tax reserves on undistributed foreign earnings not permanently reinvested of $9.7 million and $7.5 million at January 1, 2022 and January 2, 2021, respectively. No further provisions were made for income taxes that may result from future remittances of undistributed earnings of foreign subsidiaries that are determined to be permanently reinvested, which were $538.0 million on January 1, 2022. Determination of the total amount of unrecognized deferred income taxes on undistributed earnings net of foreign subsidiaries is not practicable.

The company has a deferred tax asset on net operating loss carryforwards totaling $17.1 million as of January 1, 2022. These net operating losses are available to reduce future taxable earnings of certain domestic and foreign subsidiaries. United States federal loss carryforwards total $29.0 million of which $5.6 million will expire through 2036 and $23.4 million have no expiration date. State loss carryforwards total $34.2 million and expire through 2040 and international loss carryforwards total $44.7 million and expire through 2038; however, some have no expiration date. Of these carryforwards, $33.4 million are subject to full valuation allowance.

As of January 1, 2022, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $36.2 million (of which $36.2 million would impact the effective tax rate if recognized) plus approximately $7.1 million of accrued interest and $6.0 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Interest recognized in fiscal years 2021, 2020 and 2019 was $0.9 million, $0.8 million and $0.4 million, respectively. Penalties recognized in fiscal years 2021, 2020 and 2019 was $(1.0) million, $(0.2) million and $(0.9) million, respectively.

Although the company believes its tax returns are correct, the final determination of tax examinations may be different than what was reported on the tax returns. In the opinion of management, adequate tax provisions have been made for the years subject to examination.

The following table summarizes the activity related to the unrecognized tax benefits for the fiscal years ended December 28, 2019, January 2, 2021 and January 1, 2022 (in thousands):

Balance at December 28, 2019	$31,559

Increases to current year tax positions	3,657
Increase to prior year tax positions	183
Decrease to prior year tax positions	(53)
Settlements	(533)
Lapse of statute of limitations	(4,484)

Balance at January 2, 2021	$30,329

Increases to current year tax positions	1,760
Increase to prior year tax positions	6,796
Decrease to prior year tax positions	(576)
Settlements	(1,180)
Lapse of statute of limitations	(920)

Balance as of January 1, 2022	$36,209

It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that $3.8 million of its remaining unrecognized tax benefits may be recognized by the end of 2022 as a result of settlements with taxing authorities or lapses of statutes of limitations.
In the normal course of business, income tax authorities in various income tax jurisdictions both in the United States and internationally conduct routine audits of our income tax returns filed in prior years. These audits are generally designed to determine if individual income tax authorities are in agreement with our interpretations of complex tax regulations regarding the allocation of income to the various income tax jurisdictions. Income tax years are open from 2017 through the current year for the United States federal jurisdiction. Income tax years open for our other major jurisdictions range from 2016 through the current year.

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

(a)Foreign Exchange

The company periodically enters into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. The notional amount of foreign currency contracts outstanding was $350.5 million and $155.6 million as of January 1, 2022 and January 2, 2021, respectively. The fair value of these forward contracts was an unrealized gain of $1.1 million at the end of the year.

(b)Interest Rate

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. The fair value of these instruments was a liability of $18.0 million and $51.1 million as of January 1, 2022 and January 2, 2021, respectively. The change in fair value of these swap agreements in 2021 was a gain of $24.6 million, net of taxes.

A summary of the company’s interest rate swaps is as follows (in thousands):

		Twelve Months Ended
	Location	Jan 1, 2022	Jan 2, 2021
Fair value	Other assets	$3,645	$—
Fair value	Accrued expenses	$1,171	$14,075
Fair value	Other non-current liabilities	$20,464	$37,018
Amount of gain/(loss) recognized in other comprehensive income	Other comprehensive income	$14,634	$(43,317)
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(18,469)	$(15,514)

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
Leases
The company leases warehouse space, office facilities and equipment under operating leases. The company has operating lease costs of $31.5 million, $30.1 million and $30.6 million in fiscal 2021, 2020 and 2019 respectively, including short-term lease expense and variable lease costs, which were immaterial in the year.

Leases (in thousands)	January 1, 2022	January 2, 2021
Operating lease right-of-use assets:
Other assets	$93,388	$97,193

Operating lease liabilities:
Accrued expenses	22,753	22,493
Other non-current liabilities	74,202	76,529
Total Liability	$96,955	$99,022

Total Lease Commitments (in thousands)	Operating Leases
2022	$24,903
2023	21,458
2024	17,588
2025	12,581
2026	10,122
2027 and thereafter	19,062
Total future lease commitments	105,714
Less imputed interest	8,759
Total	$96,955

Other Lease Information (in thousands, except lease term and discount rate)	Twelve Months Ended January 1, 2022	Twelve Months Ended January 2, 2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$25,957	$26,024

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	16,353	25,433

	January 1, 2022	January 2, 2021

Weighted-average remaining lease terms - Operating	5.6 years	6.0 years

Weighted-average discount rate - Operating	2.8%	3.0%

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

The following table summarizes the results of operations for the company’s business segments(1) (dollars in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
2021
Net sales	$2,032,761	$480,746	$737,285	$—	$3,250,792
Income (loss) from operations(3,4,7)	423,121	94,414	124,701	(12,244)	629,992
Depreciation expense	23,814	5,601	12,655	611	42,681
Amortization expense (5)	56,910	7,247	11,628	6,777	82,562
Net capital expenditures	26,507	9,111	9,232	1,701	46,551
Total assets	3,522,630	637,252	2,153,758	69,958	6,383,598
Long-lived assets (6)	292,593	54,934	169,028	41,112	557,667

2020
Net sales	$1,510,279	$437,272	$565,706	$—	$2,513,257
Income (loss) from operations (3,7)	239,625	78,008	67,046	(60,248)	324,431
Depreciation expense	21,768	5,507	11,691	120	39,086
Amortization expense (5)	51,985	7,319	9,657	2,485	71,446
Net capital expenditures	25,463	3,427	4,801	1,158	34,849
Total assets	3,249,441	617,171	1,221,229	114,633	5,202,474
Long-lived assets (6)	279,481	55,069	192,940	19,849	547,339

2019
Net sales	$1,984,345	$400,951	$574,150	$—	$2,959,446
Income (loss) from operations (3,8)	429,946	68,935	89,312	(74,150)	514,043
Depreciation expense	21,054	4,944	11,742	112	37,852
Amortization expense (5)	45,906	8,162	9,896	1,612	65,576
Net capital expenditures	29,353	6,683	9,168	1,405	46,609
Total assets	3,188,304	621,619	1,157,211	35,009	5,002,143
Long-lived assets (6)	261,466	57,403	176,834	4,116	499,819
(1)Non-operating expenses are not allocated to the reportable segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)Includes corporate and other general company assets and operations.
(3)Restructuring expenses and impairments are included in operating income of the segment to which they pertain. See note 3(f) and 12 for further details.
(4)Termination fee from Welbilt merger is included in Corporate and Other.
(5)Includes amortization of deferred financing costs and Convertible Notes issuance costs.
(6)Long-lived assets consist of property, plant and equipment, long-term deferred tax assets and other assets.
(7)Gain on sale of plant is included in Commercial Foodservice and Residential Kitchen for 2021 and Gain on sale of plant is included in Commercial Foodservice for 2020.
(8)Gain on litigation settlement is included in Residential Kitchen.

Geographic Information

Long-lived assets, not including goodwill and other intangibles (in thousands):

	2021	2020	2019
United States and Canada	$359,215	$331,688	$305,207

Asia	32,986	28,018	22,312
Europe and Middle East	157,432	181,242	165,781
Latin America	8,034	6,391	6,519
Total International	198,452	215,651	194,612

	$557,667	$547,339	$499,819
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

The company maintains several pension plans related to AGA and its subsidiaries (collectively, the "AGA Group"), the most significant being the Aga Rangemaster Group Pension Scheme in the United Kingdom. Membership in the plan on a defined benefit basis of pension provision was closed to new entrants in 2001. The plan became open to new entrants on a defined contribution basis of pension provision in 2002, but was generally closed to new entrants on this basis during 2014. In December 2020, it was agreed that the Group Pension Scheme will be closed to future pension accruals effective April 5, 2021 and as a result, a curtailment loss was recognized in fiscal 2020.

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

	Fiscal 2021		Fiscal 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net Periodic Pension Cost (Benefit):
Service cost	$—	$773	$—	$2,581
Interest cost	841	17,340	1,043	25,966
Expected return on assets	(1,029)	(78,956)	(999)	(72,795)
Amortization of net loss	1,118	12,741	763	3,449
Amortization of prior service cost	—	2,879	—	2,577
Curtailment loss	—	—	—	14,682
	$930	$(45,223)	$807	$(23,540)

Change in Benefit Obligation:
Benefit obligation – beginning of year	$38,897	$1,744,574	$35,395	$1,501,616
Service cost	—	773	—	2,581
Prior service cost	—	—	—	2,309
Interest on benefit obligations	841	17,340	1,043	25,966
Member contributions	—	81	—	312
Actuarial (gain) loss	(1,617)	(135,475)	4,146	186,945
Net benefit payments	(1,698)	(65,138)	(1,687)	(62,878)
Curtailment loss	—	—	—	14,682
Exchange effect	—	(18,008)	—	73,041
Benefit obligation – end of year	$36,423	$1,544,147	$38,897	$1,744,574

Change in Plan Assets:
Plan assets at fair value – beginning of year	$17,455	$1,296,516	$16,744	$1,231,181
Company contributions	1,233	4,890	1,587	5,745
Investment gain	1,299	123,708	811	69,824
Member contributions	—	81	—	312
Benefit payments and plan expenses	(1,698)	(65,138)	(1,687)	(62,878)
Exchange effect	—	(17,456)	—	52,332
Plan assets at fair value – end of year	$18,289	$1,342,601	$17,455	$1,296,516

Funded Status:
Unfunded benefit obligation	$(18,134)	$(201,546)	$(21,442)	$(448,058)

Amounts recognized in balance sheet at year end:
Accrued pension benefits	$(18,134)	$(201,546)	$(21,442)	$(448,058)

	Fiscal 2021		Fiscal 2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Pre-tax components in accumulated other comprehensive income at period end:
Net actuarial loss	$7,419	$281,745	$10,424	$479,554

Pre-tax components recognized in other comprehensive income for the period:
Current year actuarial (gain) loss	$(1,887)	$(181,518)	$4,334	$211,494
Actuarial loss recognized	(1,118)	(12,832)	(763)	(3,841)
Prior service cost	—	—	—	3,335
Prior service cost recognized	—	(3,457)	—	(1,550)
Total amount recognized	$(3,005)	$(197,807)	$3,571	$209,438

Accumulated Benefit Obligation	$36,423	$1,544,117	$38,897	$1,744,536

Salary growth rate	n/a	0.8%	n/a	0.8%
Assumed discount rate	2.6%	1.9%	2.2%	1.2%
Expected return on assets	6.0%	6.2%	6.0%	6.2%

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

The assets of the plans were invested in the following classes of securities (none of which were securities of the company):

U.S. Plans:

	Target Allocation	Percentage of Plan Assets
		2021	2020
Equity	48%	53%	48%
Fixed income	40	36	39
Money market	4	1	3
Other (real estate investment trusts & commodities contracts)	8	10	10
	100%	100%	100%

Non-U.S. Plans:

	Target Allocation	Percentage of Plan Assets
		2021	2020
Equity	17%	11%	12%
Fixed income	38	56	57
Alternatives/Other	32	15	15
Real Estate	13	15	13
Cash and cash equivalents	—	3	3
	100%	100%	100%

In accordance with ASC 820 Fair Value Measurements and Disclosures, the company has measured its defined benefit pension plans at fair value. In accordance with ASU 2015-04, "Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets", the company has elected to measure the pension plan assets and obligations as of the calendar month end closest to the fiscal year end. The following tables summarize the basis used to measure the pension plans’ assets at fair value as of January 1, 2022 and January 2, 2021 (in thousands):

U.S. Plans:

	Fiscal 2021			Fiscal 2020
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Net Asset Value	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Net Asset Value

Short Term Investment Fund (a)	$274	$—	$274	$533	$—	$533

Equity Securities:
Large Cap	3,928	3,928	—	3,443	3,443	—
Mid Cap	413	413	—	407	407	—
Small Cap	424	424	—	489	489	—
International	4,918	4,918	—	4,198	4,198	—

Fixed Income:
Government/Corporate	5,137	5,137	—	5,517	5,517	—
High Yield	1,383	1,383	—	1,211	1,211	—

Alternative:
Global Real Estate Investment Trust	758	758	—	1,063	1,063	—
Commodities Contracts	1,054	1,054	—	594	594	—

Total	$18,289	$18,015	$274	$17,455	$16,922	$533

(a)Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

Non-U.S. Plans:

	Fiscal 2021
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value

Cash and cash equivalents	$51,780	$6,566	$5,092	$—	$40,122

Equity Securities:
UK	6,470	1,878	—	—	4,592
International:
Developed	117,751	3,034	—	—	114,717
Emerging	31,392	435	—	—	30,957
Unquoted/Private Equity	2,195	1	—	—	2,194

Fixed Income:
Government/Corporate:
UK	259,833	15,471	—	—	244,362
International	114,973	—	—	—	114,973
Index Linked	364,666	2,138	—	—	362,528
Other	7,811	—	—	—	7,811
Convertible Bonds	185	—	—	—	185

Real Estate:
Direct	183,045	—	183,045	—	—
Indirect	8,030	80	3,038	—	4,912

Hedge Fund Strategy:
Equity Long/Short	29,345	—	—	—	29,345
Arbitrage & Event	25,788	—	—	—	25,788
Directional Trading & Fixed Income	3,266	—	—	—	3,266
Cash & Other	196,930	—	—	—	196,930
Direct Sourcing	1,156	—	—	—	1,156

Leveraged Loans	30,224	—	—	—	30,224

Alternative/Other	(92,239)	453	—	—	(92,692)

Total	$1,342,601	$30,056	$191,175	$—	$1,121,370

	Fiscal 2020
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value

Cash and cash equivalents	$36,537	$9,653	$832	$—	$26,052

Equity Securities:
UK	8,615	1,747	—	—	6,868
International:
Developed	110,718	3,076	—	—	107,642
Emerging	34,417	418	—	—	33,999
Unquoted/Private Equity	1,792	1	—	—	1,791

Fixed Income:
Government/Corporate:
UK	264,703	16,330	—	—	248,373
International	141,030	—	—	—	141,030
Index Linked	330,360	2,945	—	—	327,415
Other	8,296	—	—	—	8,296
Convertible Bonds	214	—	—	—	214

Real Estate:
Direct	156,588	—	156,588	—	—
Indirect	9,283	52	4,485	—	4,746

Hedge Fund Strategy:
Equity Long/Short	44,097	—	—	—	44,097
Arbitrage & Event	16,594	—	—	—	16,594
Directional Trading & Fixed Income	9,721	—	—	—	9,721
Cash & Other	196,952	—	—	—	196,952
Direct Sourcing	2,397	—	—	—	2,397

Leveraged Loans	28,720	—	—	—	28,720

Alternative/Other	(104,518)	5	—	—	(104,523)

Total	$1,296,516	$34,227	$161,905	$—	$1,100,384

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

Estimated future benefit payments under the plans are as follows (dollars in thousands):

	U.S. Plans	Non-U.S. Plans
2022	$1,798	$62,209
2023	1,802	63,462
2024	1,810	63,739
2025	1,831	64,817
2026 through 2031	11,597	388,203

Expected contributions to the U.S. Plans and Non-U.S. Plans to be made in 2022 are $0.4 million and $4.0 million, respectively.

(b)Defined Contribution Plans

As of January 1, 2022, the company maintained two separate defined contribution 401(k) savings plans covering all employees in the United States. These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States. The company also maintained defined contribution plans for its UK based employees.

(12)    RESTRUCTURING AND ACQUISITION INTEGRATION INITIATIVES

Commercial Foodservice Equipment Group:
During the fiscal years 2021, 2020 and 2019, the company undertook cost reduction initiatives related to the Commercial Foodservice Equipment Group including headcount reductions and facility consolidations. These actions resulted in expenses of $5.4 million, $10.1 million and $6.4 million in the twelve months ended January 1, 2022, January 2, 2021 and December 28, 2019 respectively, primarily for severance related to headcount reductions associated with COVID-19 pandemic and facility consolidations. These expenses are reflected in restructuring expenses in the Consolidated Statements of Earnings. The primary realization of cost savings from the restructuring initiatives began in 2020 with an expected annual savings of approximately $20.0 million. At January 1, 2022, the restructuring obligations accrued for these initiatives are immaterial and will be substantially complete by the end of fiscal year 2022.
The restructuring expenses for the other segments of the company were not material during fiscal years 2021, 2020 and 2019.

In December 2020, the company recorded an impairment of approximately $2.9 million associated to reflect the fair market value of assets held for sale of a non-core business within the Residential Kitchen Equipment Group. This charge was reflected in impairments in the Consolidated Statements of Earnings. As a result approximately $17.4 million of current assets have been classified as held for sale, within prepaid expenses and other current assets and approximately $22.3 million of liabilities have been classified as held for sale within accrued expenses on the Consolidated Balance Sheets. The sale was completed in January 2021.

THE MIDDLEBY CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED JANUARY 1, 2022, JANUARY 2, 2021
AND December 28, 2019
(amounts in thousands)

	Balance Beginning Of Period	Additions/ (Recoveries) Charged to Expense	Other Adjustments (1)	Write-Offs During the Period	Balance At End Of Period
Allowance for doubtful accounts; deducted from accounts receivable on the balance sheets-

2021	$19,225	$809	$554	$(1,818)	$18,770

2020	$14,886	$6,868	$1,239	$(3,768)	$19,225

2019	$13,608	$1,941	$2,009	$(2,672)	$14,886

(1) Amounts consist primarily of valuation allowances assumed from acquired companies.

	Balance Beginning Of Period	Additions/ (Recoveries) Charged to Expense	Write-Offs During the Period	Balance At End Of Period
Valuation allowance - Deferred tax assets

2021	$11,731	$1,138	$(2,647)	$10,222

2020	$7,754	$3,977	$—	$11,731

2019	$26,023	$129	$(18,398)	$7,754

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

The company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of January 1, 2022. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

Changes in Internal Control Over Financial Reporting

During the quarter ended January 1, 2022, there have been no changes in the company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our assessment of the internal control structure excluded Novy (acquired July 12, 2021), Imperial (acquired September 24, 2021), Newton CFV (acquired November 16, 2021), Kamado Joe and Masterbuilt (acquired December 27, 2021) and Char-Griller (acquired December 27, 2021).

These acquisitions constitute 1.0% and 17.6% of net and total assets, respectively, 1.9% of net sales and (0.4)% of net income of the consolidated financial statements of the Company as of and for the year ended January 1, 2022. These acquisitions are included in the consolidated financial statements of the company as of and for the year ended January 1, 2022. Under guidelines established by the Securities Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired companies.

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 1, 2022.

Ernst & Young LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company included in this report, has issued a report on the effectiveness of the company's internal control over financial reporting as of January 1, 2022.

The Middleby Corporation
March 2, 2022
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
3.2    Fourth Amended and Restated Bylaws of The Middleby Corporation (effective as of February 26, 2021), filed on March 3, 2021.
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
4.4    Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed on March 3, 2021.
10.1    Voting and Support Agreement, dated as of April 20, 2021, by and among The Middleby Corporation and the Welbilt Significant Stockholders named therein, incorporated by reference to the company's Form 8-K Exhibit 10.1 filed on April 21, 2021.
10.2    Eighth Amended and Restated Credit Agreement, dated as of October 21, 2021, among Middleby Marshall Inc., The Middleby Corporation, the Subsidiary Borrowers named therein, the lenders named therein and Bank of America, N.A., as administrative agent for the lenders, incorporated by reference to the company's Form 8-K Exhibit 10.1 filed on October 21, 2021.
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
10.8*    The Middleby Corporation 2011 Long-Term Incentive Plan, incorporated by reference to Appendix A to the company’s definitive proxy statement filed with the Securities and Exchange Commission on April 1, 2011.
10.9*    The Middleby Corporation Value Creation Incentive Plan, incorporated by reference to Appendix B to the company’s definitive proxy statement filed with the Securities and Exchange Commission on April 1, 2011.
10.10*    Form of Restricted Performance Stock Agreement for The Middleby Corporation 2011 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the company's Form 8-K, dated February 24, 2014, filed on March 3, 2014.
10.11*    Amendment to Employment Agreement between The Middleby Corporation, Middleby Marshall Inc. and Timothy J. FitzGerald, dated February 19, 2018, incorporated by reference to the company's Form 8-K Exhibit 10.2, dated February 19, 2018, filed on February 22, 2018.
10.12*    Employment Agreement between The Middleby Corporation, Middleby Marshall Inc. and David Brewer, dated February 19, 2018, incorporated by reference to the company's Form 8-K Exhibit 10.3, dated February 19, 2018, filed on February 22, 2018.
10.13*    Form of Stock Award Agreement for The Middleby Corporation 2011 Long-Term Incentive Plan, incorporated by reference to the company's Form 8-K, Exhibit 10.1, dated April 11, 2019, filed on April 16, 2019.
10.14*    Form of Restricted Stock Award Agreement for The Middleby Corporation 2011 Long-Term Incentive Plan, incorporated by reference to the company's Form 8-K, Exhibit 10.2, dated April 11, 2019, filed on April 16, 2019.
10.15*    Form of Restricted Stock Unit Award Agreement for The Middleby Corporation 2011 Long-Term Incentive Plan, incorporated by reference to the company's Form 8-K Exhibit 10.1, dated December 31, 2020, filed on January 5, 2021.
10.16*    Form of Restricted Stock Unit Award Agreement for Non-Employee Directors for The Middleby Corporation 2011 Long-Term Incentive Plan, incorporated by reference to the company's Form 10-Q Exhibit 10.2 filed on May 13, 2021
21    List of subsidiaries.
23.1    Consent of Ernst & Young LLP.
31.1    Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2    Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1    Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101    Financial statements on Form 10-K for the year ended January 1, 2022, filed on March 2, 2022, formatted in Extensive Business Reporting Language (XBRL); (i) consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of cash flows, (iv) notes to the consolidated financial statements.
104    Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).
*    Designates management contract or compensation plan.
(c)See the financial statement schedule included under Item 8.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March 2022.

THE MIDDLEBY CORPORATION

BY:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2022.

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