Form 10-Q
period 2022-04-02
MIDDLEBY Corp
filed 2022-05-12
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 2, 2022
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
As of May 6, 2022, there were 54,389,831 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION

QUARTER ENDED APRIL 2, 2022

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Apr 2, 2022	Jan 1, 2022
Current assets:
Cash and cash equivalents	$146,676	$180,362
Accounts receivable, net of reserve for doubtful accounts of $17,436 and $18,770	629,855	577,142
Inventories, net	924,763	837,418
Prepaid expenses and other	108,721	92,269
Prepaid taxes	13,805	19,894
Total current assets	1,823,820	1,707,085
Property, plant and equipment, net of accumulated depreciation of $272,725 and $266,203	382,574	380,980
Goodwill	2,236,441	2,243,469
Other intangibles, net of amortization of $475,930 and $442,208	1,835,157	1,875,377
Long-term deferred tax assets	30,621	33,194
Other assets	165,552	143,493
Total assets	$6,474,165	$6,383,598

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$27,693	$27,293
Accounts payable	305,344	304,740
Accrued expenses	585,364	582,855
Total current liabilities	918,401	914,888
Long-term debt	2,570,132	2,387,001
Long-term deferred tax liability	200,500	186,935
Accrued pension benefits	202,945	219,680
Other non-current liabilities	154,220	180,818
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 63,509,015 and 63,666,020 shares issued in 2022 and 2021, respectively	147	147
Paid-in capital	363,741	357,309
Treasury stock, at cost; 9,117,274 and 8,170,276 shares in 2022 and 2021	(736,412)	(566,399)
Retained earnings	3,148,058	3,062,303
Accumulated other comprehensive loss	(347,567)	(359,084)
Total stockholders' equity	2,427,967	2,494,276
Total liabilities and stockholders' equity	$6,474,165	$6,383,598

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	Apr 2, 2022	Apr 3, 2021
Net sales	$994,676	$758,058
Cost of sales	664,166	482,184
Gross profit	330,510	275,874
Selling, general and administrative expenses	206,071	154,957
Restructuring expenses	1,875	794
Gain on sale of plant	—	(1,050)
Income from operations	122,564	121,173
Interest expense and deferred financing amortization, net	17,654	16,067
Net periodic pension benefit (other than service costs)	(11,516)	(11,373)
Other expense (income), net	4,061	(1,691)
Earnings before income taxes	112,365	118,170
Provision for income taxes	26,610	28,907
Net earnings	$85,755	$89,263

Net earnings per share:
Basic	$1.57	$1.62
Diluted	$1.52	$1.59
Weighted average number of shares
Basic	54,669	55,213
Dilutive common stock equivalents	1,694	753
Diluted	56,363	55,966
Comprehensive income	$97,272	$87,091

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, January 1, 2022	$147	$357,309	$(566,399)	$3,062,303	$(359,084)	$2,494,276
Net earnings	—	—	—	85,755	—	85,755
Currency translation adjustments	—	—	—	—	(27,191)	(27,191)
Change in unrecognized pension benefit costs, net of tax of $987	—	—	—	—	6,244	6,244
Unrealized gain on interest rate swap, net of tax of $10,892	—	—	—	—	31,116	31,116
Unrealized gain on certain investments, net of tax of $449	—	—	—	—	1,348	1,348
Stock compensation	—	13,723	—	—	—	13,723
Purchase of treasury stock	—	—	(170,013)	—	—	(170,013)
Purchase of capped calls, net of tax of $(2,364)	—	(7,291)	—	—	—	(7,291)
Balance, April 2, 2022	$147	$363,741	$(736,412)	$3,148,058	$(347,567)	$2,427,967

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, January 2, 2021	$147	$433,308	$(537,134)	$2,568,756	$(488,428)	$1,976,649
Net earnings	—	—	—	89,263	—	89,263
Adoption of 2020-06 (1)	—	(79,430)	—	5,055	—	(74,375)
Currency translation adjustments	—	—	—	—	(10,614)	(10,614)
Change in unrecognized pension benefit costs, net of tax of $(877)	—	—	—	—	(3,970)	(3,970)
Unrealized gain on interest rate swap, net of tax of $4,327	—	—	—	—	12,412	12,412
Stock compensation	—	7,609	—	—	—	7,609
Purchase of treasury stock	—	—	(1,762)	—	—	(1,762)
Balance, April 3, 2021	$147	$361,487	$(538,896)	$2,663,074	$(490,600)	$1,995,212

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

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	Apr 2, 2022	Apr 3, 2021
Cash flows from operating activities--
Net earnings	$85,755	$89,263
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	46,742	30,432
Non-cash share-based compensation	13,723	7,609
Deferred income taxes	8,586	1,913
Net periodic pension benefit (other than service costs)	(11,516)	(11,373)
Gain on sale of plant	—	(1,050)
Other non-cash items	(6,173)	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(55,305)	(66,666)
Inventories, net	(88,474)	(33,266)
Prepaid expenses and other assets	(3,926)	27,407
Accounts payable	1,235	31,662
Accrued expenses and other liabilities	(5,991)	(16,236)
Net cash (used in) provided by operating activities	(15,344)	59,695
Cash flows from investing activities--
Net additions to property, plant and equipment	(14,497)	(8,725)
Proceeds on sale of property, plant and equipment	—	3,354
Purchase of intangible assets	(240)	—
Acquisitions, net of cash acquired	(9,389)	(1,667)
Net cash used in investing activities	(24,126)	(7,038)
Cash flows from financing activities--
Proceeds under Credit Facility	365,000	18,995
Repayments under Credit Facility	(177,250)	(23,683)
Premiums paid for capped call	(9,655)	—
Net proceeds (repayments) under international credit facilities	756	(1,757)
Repurchase of treasury stock	(170,013)	(1,762)
Other, net	(117)	(78)
Net cash provided by (used in) financing activities	8,721	(8,285)
Effect of exchange rates on cash and cash equivalents	(2,937)	(3,144)
Changes in cash and cash equivalents--
Net (decrease) increase in cash and cash equivalents	(33,686)	41,228
Cash and cash equivalents at beginning of year	180,362	268,103
Cash and cash equivalents at end of period	$146,676	$309,331

See accompanying notes

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2022
(Unaudited)
1)Summary of Significant Accounting Policies
a)Basis of Presentation
The condensed consolidated financial statements have been prepared by The Middleby Corporation (the "company" or “Middleby”), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2021 Form 10-K. The company’s interim results are not necessarily indicative of future full year results for the fiscal year 2022.
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of April 2, 2022 and January 1, 2022, the results of operations for the three months ended April 2, 2022 and April 3, 2021, cash flows for the three months ended April 2, 2022 and April 3, 2021 and statement of stockholders' equity for the three months ended April 2, 2022 and April 3, 2021.
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
b)Non-Cash Share-Based Compensation
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $13.7 million and $7.6 million for the three months period ended April 2, 2022 and April 3, 2021, respectively.
c)Income Taxes
A tax provision of $26.6 million, at an effective rate of 23.7%, was recorded during the three months period ended April 2, 2022, as compared to a $28.9 million tax provision at a 24.5% effective rate in the prior year period. The effective tax rate for the three months period ended April 2, 2022 is lower than the comparable year rate primarily due to excess tax benefits from share-based compensation award vesting.

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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of April 2, 2022
Financial Assets:
Interest rate swaps	$—	$26,124	$—	$26,124

Financial Liabilities:
Interest rate swaps	$—	$2,106	$—	$2,106
Contingent consideration	$—	$—	$35,108	$35,108
Foreign exchange derivative contracts	$—	$3,033	$—	$3,033

As of January 1, 2022
Financial Assets:
Interest rate swaps	$—	$3,645	$—	$3,645
Foreign exchange derivative contracts	$—	$1,095	$—	$1,095

Financial Liabilities:
Interest rate swaps	$—	$21,635	$—	$21,635
Contingent consideration	$—	$—	$34,983	$34,983
The contingent consideration as of April 2, 2022 and January 1, 2022, relates to the earnout provisions recorded in conjunction with various purchase agreements. The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings, as defined in the respective purchase agreement. On a quarterly basis, the company assesses the projected results for each acquired business in comparison to the earnout targets and adjusts the liability accordingly.
e)    Consolidated Statements of Cash Flows
Cash paid for interest was $18.1 million and $16.6 million for the three months ended April 2, 2022 and April 3, 2021, respectively. Cash payments totaling $7.9 million and $12.8 million were made for income taxes for the three months ended April 2, 2022 and April 3, 2021, respectively.

f)    Earnings Per Share
“Basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding and other dilutive securities.
The company’s potentially dilutive securities consist of shares issuable on vesting of restricted stock grants computed using the treasury method and amounted to 5,653 and 8,269 for the three months ended April 2, 2022, and April 3, 2021, respectively. For the three months ended April 2, 2022 and April 3, 2021, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes (as defined below) resulting in 1,688,402 and 744,334 diluted common stock equivalents to be included in the diluted net earnings per share, respectively. There have been no conversions to date. See Note 12, Financing Arrangements for further details on the Convertible Notes. There were no anti-dilutive restricted stock grants excluded from common stock equivalents in any period presented.

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

The company completed no material acquisitions during the three months ended April 2, 2022.
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
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair values of assets acquired and liabilities assumed (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$16,152	$—	$16,152
Current assets	23,762	328	24,090
Property, plant and equipment	17,058	(969)	16,089
Goodwill	142,741	(17,414)	125,327
Other intangibles	126,557	22,966	149,523
Other assets	26	173	199
Current liabilities	(23,440)	591	(22,849)
Long-term deferred tax liability	(33,918)	(5,482)	(39,400)
Other non-current liabilities	(1,930)	(193)	(2,123)

Net assets acquired and liabilities assumed	$267,008	$—	$267,008
The long-term deferred tax liability amounted to $39.4 million. The deferred tax liability is comprised of $37.4 million related to the difference between the book and tax basis of identifiable intangible assets and $2.0 million related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.

The goodwill and $105.7 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $40.0 million allocated to customer relationships, $2.7 million allocated to developed technology and $1.1 million allocated to backlog, which are being amortized over periods of 7 years, 7 years, and 3 months, respectively. Goodwill of $125.3 million and other intangibles of $149.5 million from this acquisition are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Goodwill and other intangibles are not expected to be deductible for tax purposes.
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

Kamado Joe and Masterbuilt
On December 27, 2021, the company completed its acquisition of Masterbuilt Holdings, LLC, including its residential outdoor brands ("Kamado Joe and Masterbuilt"), a leader in outdoor residential cooking located in the Atlanta, Georgia area, for a purchase price of approximately $400.8 million, net of cash acquired. The purchase price was comprised of $403.6 million in cash and 12,921 shares of Middleby common stock valued at $2.5 million. The purchase price is subject to adjustment as provided in the purchase agreement. The company expects to finalize this adjustment in the second quarter of 2022.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair values of assets acquired and liabilities assumed (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$5,381	$(70)	$5,311
Current assets	137,826	(1,964)	135,862
Property, plant and equipment	7,773	—	7,773
Goodwill	110,052	4,746	114,798
Other intangibles	215,577	—	215,577
Other assets	2,143	—	2,143
Current liabilities	(54,865)	(2,747)	(57,612)
Long-term deferred tax liability	(15,907)	—	(15,907)
Other non-current liabilities	(1,914)	35	(1,879)

Net assets acquired and liabilities assumed	$406,066	$—	$406,066
The long-term deferred tax liability amounted to $15.9 million. The net deferred tax liability is comprised of $2.3 million of deferred tax asset related to tax loss carryforwards and $18.2 million of deferred tax liability related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $158.8 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $50.3 million allocated to customer relationships and $6.5 million allocated to backlog, which are being amortized over periods of 7 years and 3 months, respectively. Goodwill of $114.8 million and other intangibles of $215.6 million of the company are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Of these assets, goodwill of $71.7 million and intangibles of $164.3 million are expected to be deductible for tax purposes.
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

Other 2021 Acquisitions
During the year ended January 1, 2022, the company completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition dates for the other 2021 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$6,414	$—	$6,414
Current assets	76,077	726	76,803
Property, plant and equipment	19,561	(187)	19,374
Goodwill	85,270	9,514	94,784
Other intangibles	158,725	(9,193)	149,532
Other assets	2,101	31	2,132
Current liabilities	(33,910)	144	(33,766)
Long-term deferred tax asset (liability)	(3,010)	3,381	371
Other non-current liabilities	(7,092)	(3,397)	(10,489)

Consideration paid at closing	$304,136	$1,019	$305,155

Contingent consideration	9,404	—	9,404

Net assets acquired and liabilities assumed	$313,540	$1,019	$314,559
The long-term deferred tax asset amounted to $0.4 million. The net deferred tax asset is comprised of $0.7 million of deferred tax asset related to tax loss carryforwards and $0.3 million of deferred tax liability related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $97.1 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $41.1 million allocated to customer relationships, $3.4 million allocated to developed technology, and $7.9 million allocated to backlog, which are being amortized over periods of 7 years, 7 years, and 3 months, respectively. Goodwill of $30.0 million and other intangibles of $89.0 million are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Goodwill of $64.8 million and other intangibles of $60.6 million are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Of these assets, goodwill of $92.8 million and intangibles of $148.4 million are expected to be deductible for tax purposes.
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

Pro Forma Financial Information

The following unaudited pro forma results of operations for the three months ended April 2, 2022 and April 3, 2021, assumes the 2021 and 2022 acquisitions described above were completed on January 3, 2021 (first day of fiscal year 2021). The pro forma results include adjustments to reflect amortization of intangibles associated with the acquisition and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales	$994,676	$887,876
Net earnings	112,840	66,300

Net earnings per share:
Basic	$2.06	$1.20
Diluted	$2.00	$1.18

The historical consolidated financial information of the company and the acquisitions have been adjusted in the pro forma information to give effect to events that are (1) directly attributable to the transactions, (2) factually supportable and (3) expected to have a continuing impact on the combined results. Pro forma data may not be indicative of the results that would have been obtained had these acquisitions occurred at the beginning of the periods presented, nor is it intended to be a projection of future results. Additionally, the pro forma financial information does not reflect the costs which the company has incurred or may incur to integrate the acquired businesses.
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

4)    Recently Issued Accounting Standards
Accounting Pronouncements - Recently Adopted
On May 3, 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The company adopted this standard in the first quarter of 2022 and it did not have a material impact on its Consolidated Financial Statements and disclosures.
Accounting Pronouncements - To be adopted
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard is effective for the company on January 2, 2022 and only impacts annual financial statement footnote disclosures. The company is currently evaluating the impacts the adoption of this guidance will have on its Consolidated Financial Statements and disclosures.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current-period gross write-offs by year of origination for financing receivables. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The standard should be applied prospectively, and it allows for a modified retrospective transition method resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The company is currently evaluating the impacts the adoption of this guidance will have on its Consolidated Financial Statements and disclosures.
In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. The new standard expands and clarifies the use of the portfolio layer method for fair value hedges of interest rate risk. The new standard allows non-prepayable financial assets to also be included in a closed portfolio hedged using the portfolio layer method. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The new guidance on hedging multiple layers in a closed portfolio should be applied prospectively and the guidance on the accounting for fair value basis adjustments should be applied on a modified retrospective basis. The company is currently evaluating the impacts the adoption of this guidance will have on its Consolidated Financial Statements and disclosures.

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Three Months Ended April 2, 2022
United States and Canada	$374,909	$94,797	$229,599	$699,305
Asia	52,016	3,743	6,005	61,764
Europe and Middle East	100,291	14,200	93,583	208,074
Latin America	16,437	7,203	1,893	25,533
Total	$543,653	$119,943	$331,080	$994,676

Three Months Ended April 3, 2021
United States and Canada	$338,837	$79,650	$108,574	$527,061
Asia	49,719	4,003	3,032	56,754
Europe and Middle East	82,017	20,425	51,844	154,286
Latin America	10,582	8,416	959	19,957
Total	$481,155	$112,494	$164,409	$758,058

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Apr 2, 2022	Jan 1, 2022
Contract assets	$34,012	$21,592
Contract liabilities	$160,204	$133,315
Non-current contract liabilities	$11,089	$11,602

During the three months period ended April 2, 2022, the company reclassified $4.8 million to receivables, which was included in the contract asset balance at the beginning of the period. During the three months period ended April 2, 2022, the company recognized revenue of $79.6 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $119.9 million during the three months period ended April 2, 2022. Substantially, all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during the three months period ended April 2, 2022.

6)    Other Comprehensive Income
The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income".
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Unrealized Gain Certain Investments	Total
Balance as of January 1, 2022	$(97,654)	$(249,696)	$(13,064)	$1,330	$(359,084)
Other comprehensive income before reclassification	(27,191)	6,244	27,155	1,348	7,556
Amounts reclassified from accumulated other comprehensive income	—	—	3,961	—	3,961
Net current-period other comprehensive income	$(27,191)	$6,244	$31,116	1,348	$11,517
Balance as of April 2, 2022	$(124,845)	$(243,452)	$18,052	2,678	$(347,567)

Balance as of January 2, 2021	$(49,961)	$(400,919)	$(37,548)	$—	$(488,428)
Other comprehensive income before reclassification	(10,614)	(3,970)	7,389	—	(7,195)
Amounts reclassified from accumulated other comprehensive income	—	—	5,023	—	5,023
Net current-period other comprehensive income	$(10,614)	$(3,970)	$12,412	$—	$(2,172)
Balance as of April 3, 2021	$(60,575)	$(404,889)	$(25,136)	$—	$(490,600)

(1) As of April 2, 2022, pension, interest rate swap, and gain on investment amounts are net of tax of $(38.5) million, $6.4 million, and $0.9 million, respectively. During the three months ended April 2, 2022, the adjustments to pension, interest rate swap, and gain on investments were net of tax of $1.0 million, $10.9 million, and $0.5 million, respectively. As of April 3, 2021 pension and interest rate swap amounts are net of tax of $(90.0) million and $(8.8) million, respectively. During the three months ended April 3, 2021, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $(0.9) million and $4.3 million, respectively.
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended
	Apr 2, 2022	Apr 3, 2021
Net earnings	$85,755	$89,263
Currency translation adjustment	(27,191)	(10,614)
Pension liability adjustment, net of tax	6,244	(3,970)
Unrealized gain on interest rate swaps, net of tax	31,116	12,412
Unrealized gain on certain investments, net of tax	1,348	—
Comprehensive income	$97,272	$87,091

7)    Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or net realizable value. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at April 2, 2022 and January 1, 2022 are as follows (in thousands):

	Apr 2, 2022	Jan 1, 2022
Raw materials and parts	$491,213	$421,361
Work-in-process	74,325	65,581
Finished goods	359,225	350,476
	$924,763	$837,418
8)    Goodwill
Changes in the carrying amount of goodwill for the three months ended April 2, 2022 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of January 1, 2022	$1,285,087	$250,715	$707,667	$2,243,469
Goodwill acquired during the year	1,764	—	—	1,764
Measurement period adjustments to goodwill acquired in prior year	980	—	3,909	4,889
Exchange effect	(3,014)	(1,045)	(9,622)	(13,681)
Balance as of April 2, 2022	$1,284,817	$249,670	$701,954	$2,236,441

The annual impairment assessment for goodwill and indefinite-lived intangible assets is performed as of the first day of the fourth quarter and since that assessment the company does not believe there are any indicators of impairment requiring subsequent analysis. This is supported by the review of order rates, backlog levels and financial performance across business segments.

9)    Intangibles

Intangible assets consist of the following (in thousands):

	April 2, 2022			January 1, 2022
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	7.4	$863,339	$(430,729)	7.6	$863,339	$(411,327)
Backlog	0.0	13,646	(13,646)	0.2	13,684	(929)
Developed technology	8.7	73,701	(31,555)	8.9	73,461	(29,952)
		$950,686	$(475,930)		$950,484	$(442,208)
Indefinite-lived assets:
Trademarks and tradenames		$1,360,401			$1,367,101

The aggregate intangible amortization expense was $33.6 million and $18.8 million for the three months period ended April 2, 2022 and April 3, 2021, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Twelve Month Period coinciding with the end of the company's Fiscal First Quarter	Amortization Expense

2023	$80,942
2024	74,658
2025	62,315
2026	57,876
2027	53,343
Thereafter	145,622
$474,756

10)    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Apr 2, 2022	Jan 1, 2022
Contract liabilities	$160,204	$133,315
Accrued payroll and related expenses	111,943	115,762
Accrued warranty	79,660	80,215
Accrued customer rebates	40,250	72,451
Accrued short-term leases	22,007	22,753
Accrued contingent consideration	21,391	18,728
Accrued professional fees	20,647	19,292
Accrued sales and other tax	20,256	22,684
Accrued agent commission	15,520	13,670
Accrued product liability and workers compensation	11,722	10,952
Other accrued expenses	81,764	73,033

	$585,364	$582,855

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
A rollforward of the warranty reserve is as follows (in thousands):

Three Months Ended
Apr 2, 2022
Balance as of January 1, 2022	$80,215
Warranty reserve related to acquisitions	436
Warranty expense	16,620
Warranty claims	(17,611)
Balance as of April 2, 2022	$79,660

12)    Financing Arrangements

	Apr 2, 2022	Jan 1, 2022
	(in thousands)
Senior secured revolving credit line	$871,001	$683,175
Term loan facility	987,251	993,340
Convertible senior notes	735,234	734,417
Foreign loans	3,271	2,224
Other debt arrangement	1,068	1,138
Total debt	2,597,825	2,414,294
Less: Current maturities of long-term debt	27,693	27,293
Long-term debt	$2,570,132	$2,387,001
Credit Facility
As of April 2, 2022, the company had $1.9 billion of borrowings outstanding under the Credit Facility, including $1.0 billion outstanding under the term loan ($987 million, net of unamortized issuance fees). The company also had $2.2 million in outstanding letters of credit as of April 2, 2022, which reduces the borrowing availability under the Credit Facility. Remaining borrowing capacity under this facility was $2.6 billion at April 2, 2022.
At April 2, 2022, borrowings under the Credit Facility accrued interest at a rate of 1.625% above LIBOR per annum or 0.625% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. Borrowings under the Credit Facility will accrue interest at a minimum of 1.625% above LIBOR and the variable unused commitment fee will be at a minimum of 0.25%. The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 2.85% at the end of the period and the variable commitment fee was equal to 0.25% per annum as of April 2, 2022.
The term loan facility had an average interest rate per annum, inclusive of hedging instruments, of 3.35% as of April 2, 2022.
In addition, the company has international credit facilities to fund working capital needs outside the United States. At April 2, 2022, these foreign credit facilities amounted to $3.3 million in U.S. Dollars with a weighted average per annum interest rate of approximately 10.05%.
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

	Apr 2, 2022		Jan 1, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt excluding convertible senior notes	$1,862,591	$1,869,089	$1,679,877	$1,686,537
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. In February 2022, the company entered into an additional floating-to-fixed interest rate swap agreements totaling $375.0 million notional amount carrying an average interest rate of 1.50%. At April 2, 2022, the company had outstanding floating-to-fixed interest rate swaps totaling $129.0 million notional amount carrying an average interest rate of 1.71% maturing in less than 12 months and $1,048.0 million notional amount carrying an average interest rate of 1.79% that mature in more than 12 months but less than 70 months.

At April 2, 2022, the company was in compliance with all covenants pursuant to its borrowing agreements.

Convertible Notes
The following table summarizes the outstanding principal amount and carrying value of the Convertible Notes:

	Apr 2, 2022	Jan 1, 2022
	(in thousands)
Principal amounts:
Principal	$747,500	$747,500
Unamortized issuance costs	(12,266)	(13,083)
Net carrying amount	$735,234	$734,417
The following table summarizes total interest expense recognized related to the Convertible Notes:

	Three Months Ended
	Apr 2, 2022	Apr 3, 2021
Contractual interest expense	$1,890	$1,890
Interest cost related to amortization of issuance costs	902	883
Total interest expense	$2,792	$2,773
The estimated fair value of the Convertible Notes was $1.0 billion as of April 2, 2022 and was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 1(d), Fair Value Measurements, in these Notes to the Condensed Consolidated Financial Statement. The if-converted value of the Convertible Notes exceeded their respective principal value by $191.0 million as of April 2, 2022.

Capped Call Transactions
In connection with the pricing of the Convertible Notes, the company entered into privately negotiated Capped Call Transactions (the "2020 Capped Call Transactions") and the company used the net proceeds of the offering of the Convertible Notes to pay the aggregate amount of $104.7 million for them. The company entered into two tranches of privately negotiated Capped Call Transactions in December 2021 (the "2021 Capped Call Transactions") in the aggregate amount of $54.6 million. On March 15, 2022 , the company entered into an additional tranche of privately negotiated Capped Call Transactions (the "2022 Capped Call Transactions") in the amount of $9.7 million.
The 2020, 2021, and 2022 Capped Call Transactions (collectively, the "Capped Call Transactions") are expected generally to reduce the potential dilution and/or offset the cash payments the company is required to make in excess of the principal amount of the Convertible Notes upon conversion of the Convertible Notes in the event that the market price per share of the company's common stock is greater than the strike price of the Capped Call Transactions (which initially corresponds to the initial conversion price of the Convertible Notes and is subject to certain adjustments under the terms of the Capped Call Transactions), with such reduction and/or offset subject to a cap based on the cap price of the Capped Call Transactions. The 2020 Capped Call Transactions have an initial cap price of $207.93 per share of the company's common stock. The 2021 Capped Call Transactions have initial cap prices of $216.50 and $225.00 per share of the company's common stock. The 2022 Capped Call Transactions have an initial cap price of $229.00 per share. The Capped Call Transactions cover, initially, the number of shares of the company's common stock underlying the Convertible Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes.

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

13)    Financial Instruments
Foreign Exchange: The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The notional amount of foreign currency contracts outstanding was $350.2 million and $350.5 million as of April 2, 2022 and January 1, 2022, respectively. The fair value of the forward and option contracts was a loss of $3.0 million at the end of the first quarter of 2022.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. In February 2022, the company entered into an additional floating-to-fixed interest rate swap agreement that uses a daily Secured Overnight Financing Rate ("SOFR") in lieu of LIBOR. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of April 2, 2022, the fair value of these instruments was a asset of $24.0 million. The change in fair value of these swap agreements in the first three months of 2022 was a gain of $31.1 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Apr 2, 2022	Jan 1, 2022
Fair value	Prepaid expense and other	$623	—
Fair value	Other assets	$25,501	$3,645
Fair value	Accrued expenses	$67	$1,171
Fair value	Other non-current liabilities	$2,039	$20,464
The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended
	Presentation of Gain/(loss)	Apr 2, 2022	Apr 3, 2021
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$38,047	$11,716
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(3,961)	$(5,023)
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
Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Apr 2, 2022		Apr 3, 2021
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$543,653	54.7%	$481,155	63.5%
Food Processing	119,943	12.0	112,494	14.8
Residential Kitchen	331,080	33.3	164,409	21.7
Total	$994,676	100.0%	$758,058	100.0%

The following table summarizes the results of operations for the company's business segments (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other (1)	Total
Three Months Ended April 2, 2022
Net sales	$543,653	$119,943	$331,080	$—	$994,676
Income (loss) from operations (2, 3)	109,718	20,112	24,946	(32,212)	122,564
Depreciation expense	5,872	1,325	3,985	190	11,372
Amortization expense (5)	13,649	1,787	18,129	1,805	35,370
Net capital expenditures	5,564	3,087	5,541	305	14,497

Total assets	$3,596,857	$654,766	$2,127,119	$95,423	$6,474,165

Three Months Ended April 3, 2021
Net sales	$481,155	$112,494	$164,409	$—	$758,058
Income (loss) from operations (2, 3, 4)	96,316	19,662	29,856	(24,661)	121,173
Depreciation expense	5,793	1,315	2,774	255	10,137
Amortization expense (5)	15,204	1,843	1,772	1,476	20,295
Net capital expenditures	5,195	928	2,256	346	8,725

Total assets	$3,283,354	$632,746	$1,213,045	$160,768	$5,289,913

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
(4)Gain on sale of plants are included in Commercial Foodservice.
(5)Includes amortization of deferred financing costs and Convertible Notes issuance costs.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Apr 2, 2022	Apr 3, 2021
United States and Canada	$401,182	$332,387

Asia	19,626	18,747
Europe and Middle East	147,005	182,577
Latin America	10,934	6,155
Total international	$177,565	$209,785
	$578,747	$539,865

15)    Employee Retirement Plans
The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended
	Apr 2, 2022	Apr 3, 2021
Net Periodic Pension Benefit:
Service cost	$—	$194
Interest cost	6,705	4,290
Expected return on assets	(19,956)	(19,531)
Amortization of net loss (gain)	965	3,152
Amortization of prior service cost (credit)	696	716
	$(11,590)	$(11,179)

The pension costs for all other plans of the company were not material during the period. The service cost component is recognized within Selling, general and administrative expenses and the non-operating components of pension benefit are included within Net periodic pension benefit (other than service cost) in the Condensed Consolidated Statements of Comprehensive Income.
16)    Share Repurchases
In November 2017, the company's Board of Directors approved a stock repurchase program authorizing the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. During three months period ended April 2, 2022, the company repurchased 862,912 shares of its common stock under the program for $155.2 million, including applicable commissions, which represented an average price of $179.89. As of April 2, 2022, 2,027,577 shares had been purchased under the 2017 stock repurchase program and 472,423 shares remained authorized for repurchase.

The company also treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During the three months period ended April 2, 2022, the company repurchased 84,086 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $14.8 million. During the three months period ended April 3, 2021, the company repurchased 10,473 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $1.8 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Notes Regarding Forward-Looking Statements

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, the impact of COVID-19 pandemic and the response of governments, businesses and other third parties; volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; ability to protect trademarks, copyrights and other intellectual property; changing market conditions; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s SEC filings, including the company’s 2021 Annual Report on Form 10-K. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this report are made only as of the date hereof and, except as required by federal securities laws and rules and regulations of the SEC, the company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The ongoing conflict between Russia and Ukraine has resulted in significant economic disruption globally and may adversely affect our business and results of operations. In response to the Russia-Ukraine conflict, governments have imposed sanctions and other restrictive actions against Russia and accordingly, the company has suspended all sales into and purchases from Russia. The Russia-Ukraine conflict has resulted in increased transportation costs and supply chain challenges, and further escalation of such conflict may result in additional supply chain disruptions, among other things, which may adversely affect our business and results of operations. As the Company does not have material operations in Ukraine or Russia, the impact of this conflict did not have a material impact on our results of operations during the three months ended April 2, 2022. However, the extent of the adverse impacts of the ongoing conflict on the broader global economy cannot be predicted and could negatively impact our business and results of operations in the future.

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Apr 2, 2022		Apr 3, 2021
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$543,653	54.7%	$481,155	63.5%
Food Processing	119,943	12.0	112,494	14.8
Residential Kitchen	331,080	33.3	164,409	21.7
Total	$994,676	100.0%	$758,058	100.0%

Results of Operations
 The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended
	Apr 2, 2022	Apr 3, 2021
Net sales	100.0%	100.0%
Cost of sales	66.8	63.6
Gross profit	33.2	36.4
Selling, general and administrative expenses	20.7	20.4
Restructuring	0.2	0.1
Income from operations	12.3	16.0
Interest expense and deferred financing amortization, net	1.8	2.1
Net periodic pension benefit (other than service costs)	(1.2)	(1.5)
Other expense (income), net	0.4	(0.2)
Earnings before income taxes	11.3	15.6
Provision for income taxes	2.7	3.8
Net earnings	8.6%	11.8%

Three Months Ended April 2, 2022 as compared to Three Months Ended April 3, 2021

NET SALES. Net sales for the three months period ended April 2, 2022 increased by $236.6 million or 31.2% to $994.7 million as compared to $758.1 million in the three months period ended April 3, 2021. Net sales increased by $157.0 million, or 20.7%, from the fiscal 2021 acquisitions of Novy, Imperial, Newton CFV, Char-Griller, and Kamado Joe and Masterbuilt. Excluding acquisitions, net sales increased $79.6 million, or 10.5%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended April 2, 2022 decreased net sales by approximately $8.8 million or 1.2%. Excluding the impact of foreign exchange and acquisitions sales increased 11.7% for the three months period ended April 2, 2022 as compared to the prior year period, including a net sales increase of 10.9% at the Commercial Foodservice Equipment Group, a net sales increase of 8.4% at the Food Processing Equipment Group and a net sales increase of 16.1% at the Residential Kitchen Equipment Group.

•Net sales of the Commercial Foodservice Equipment Group increased by $62.5 million, or 13.0%, to $543.7 million in the three months period ended April 2, 2022, as compared to $481.2 million in the prior year period. Net sales from the acquisitions of Imperial and Newton CFV, which were acquired on September 24, 2021 and November 16, 2021, respectively, accounted for an increase of $14.6 million during the three months period ended April 2, 2022. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $47.9 million, or 10.0%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $52.6 million, or 10.9%, at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $36.0 million, or 10.6%, to $374.9 million, as compared to $338.9 million in the prior year period. This includes an increase of $13.4 million from the recent acquisitions. Excluding the acquisitions, the net increase in domestic sales was $22.6 million, or 6.7%. The increase in domestic sales is related to improvements in market conditions and consumer demand. International sales increased $26.5 million, or 18.6%, to $168.8 million, as compared to $142.3 million in the prior year period. This includes an increase of $1.2 million from the recent acquisitions and a decrease of $4.7 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $30.0 million, or 21.1%. The increase in international sales is related to improvements in market conditions, primarily in the European markets.

•Net sales of the Food Processing Equipment Group increased by $7.4 million, or 6.6%, to $119.9 million in the three months period ended April 2, 2022, as compared to $112.5 million in the prior year period. Excluding the impact of foreign exchange, net sales increased $9.4 million, or 8.4%, at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $15.1 million, or 18.9%, to $94.8 million, as compared to $79.7 million in the prior year period. The increase in domestic sales reflects growth primarily driven by protein products. International sales decreased $7.7 million, or 23.5%, to $25.1 million, as compared to $32.8 million in the prior year period. This includes a decrease of $2.0 million related to the unfavorable impact of exchange rates. Excluding foreign exchange, the net sales decrease in international sales was $5.7 million, or 17.4%. The decrease in international sales is impacted by the timing of certain larger projects in the European markets.

•Net sales of the Residential Kitchen Equipment Group increased by $166.7 million, or 101.4%, to $331.1 million in the three months period ended April 2, 2022, as compared to $164.4 million in the prior year period. Net sales from the acquisitions of Novy, Char-Griller, and Kamado Joe and Masterbuilt, which were acquired on July 12, 2021, December 27, 2021 and December 27, 2021, respectively, accounted for an increase of $142.4 million during the three months period ended April 2, 2022. Excluding the impact of the acquisitions, net sales of the Residential Kitchen Equipment Group increased $24.3 million, or 14.8%, as compared to the prior year period. Excluding the impact of foreign exchange and the acquisitions, net sales increased $26.4 million, or 16.1% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $121.0 million, or 111.4%, to $229.6 million, as compared to $108.6 million in the prior year period. International sales increased $45.7 million, or 81.9%, to $101.5 million, as compared to $55.8 million in the prior year period. This includes an decrease of $2.1 million related to the unfavorable impact of exchange rates. Excluding foreign exchange and the acquisitions, the net sales increase in international sales was $3.6 million, or 6.5%. The increase in domestic and international sales reflects the strong demand for our premium appliance brands and strength in the European market.

GROSS PROFIT. Gross profit increased to $330.5 million in the three months period ended April 2, 2022 from $275.9 million in the prior year period, primarily reflecting higher sales volumes related to improvements in market conditions and consumer demand. The impact of foreign exchange rates decreased gross profit by approximately $3.3 million. The gross margin rate was 36.4% in the three months period ended April 3, 2021 as compared to 33.2% in the current year period. Gross profit margins have been negatively impacted by acquisitions, including $14.3 million of acquisition related inventory step-up charges, along with rising costs of many raw materials and inputs, labor rates and logistics costs.

•Gross profit at the Commercial Foodservice Equipment Group increased by $24.0 million, or 13.7%, to $199.2 million in the three months period ended April 2, 2022, as compared to $175.2 million in the prior year period. Gross profit from the acquisitions of Imperial and Newton CFV increased gross profit by $5.0 million. Excluding acquisitions, gross profit increased by $19.0 million related to higher sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $1.7 million. The gross margin rate increased to 36.6%, as compared to 36.4% in the prior year period. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 36.7%.

•Gross profit at the Food Processing Equipment Group increased by $1.5 million, or 3.8%, to $40.7 million in the three months period ended April 2, 2022, as compared to $39.2 million in the prior year period. The impact of foreign exchange rates decreased gross profit by approximately $0.7 million. The gross profit margin rate decreased to 33.9%, as compared to 34.8% in the prior year period primarily related to higher sales volumes and product mix. The gross margin rate, excluding the impact of foreign exchange, was 34.0%.

•Gross profit at the Residential Kitchen Equipment Group increased by $30.2 million, or 49.7%, to $91.0 million in the three months period ended April 2, 2022, as compared to $60.8 million in the prior year period. Gross profit from the acquisitions of Novy, Char-Griller, and Kamado Joe and Masterbuilt increased gross profit by $20.9 million. The impact of foreign exchange rates decreased gross profit by approximately $0.9 million. The gross margin rate decreased to 27.5%, as compared to 37.0% in the prior year period related to higher sales volumes. Gross profit margins have been negatively impacted by acquisitions, including $14.3 million of acquisition related inventory step-up charges. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 37.2%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased from $155.0 million in the three months period ended April 3, 2021 to $206.1 million in the three months period ended April 2, 2022.  As a percentage of net sales, selling, general, and administrative expenses were 20.4% in the three months period ended April 3, 2021, as compared to 20.7% in the three months period ended April 2, 2022.

Selling, general and administrative expenses reflect increased costs of $36.1 million associated with acquisitions, including $17.7 million of intangible amortization expense. Selling, general and administrative expenses increased $6.1 million related to compensation costs. Higher sales volumes also resulted in increased commission expense. Foreign exchange rates had an favorable impact of $1.7 million.

RESTRUCTURING EXPENSES. Restructuring expenses were $0.8 million for the three months period ended April 3, 2021 and $1.9 million for the three months period ended April 2, 2022. Restructuring expenses in both periods related primarily to headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $17.7 million in the three months period ended April 2, 2022, as compared to $16.1 million in the prior year period. Net periodic pension benefit (other than service costs) increased $0.1 million to $11.5 million in the three months period ended April 2, 2022 from $11.4 million in the prior year period. Other expense was $4.1 million in the three months period ended April 2, 2022, as compared to other income of $1.7 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $26.6 million, at an effective rate of 23.7%, was recorded during the three months period ended April 2, 2022, as compared to $28.9 million at an effective rate of 24.5%, in the prior year period. The effective tax rate for the three months period ended April 2, 2022 is lower than the comparable year rate primarily due to excess tax benefits from share-based compensation award vesting.

Financial Condition and Liquidity
During the three months ended April 2, 2022, cash and cash equivalents decreased by $33.7 million to $146.7 million from $180.4 million at January 1, 2022. Total debt increased to $2.6 billion at April 2, 2022 from $2.4 billion at January 1, 2022.
OPERATING ACTIVITIES. Net cash used for operating activities was $15.3 million for the three months ended April 2, 2022, compared to net cash provided by operating activities of $59.7 million for the three months ended April 3, 2021.

During the three months period ended April 2, 2022, working capital changes meaningfully impacted operating cash flows. These included an increase in accounts receivable of $55.3 million due to increased sales from improved market conditions. Additionally, inventory increased $88.5 million due to the seasonality of acquired businesses, efforts to mitigate supply chain risks and the inflationary impacts on inventory.
INVESTING ACTIVITIES. During the three months ended April 2, 2022, net cash used for investing activities amounted to $24.1 million. Cash used to fund acquisitions and investments amounted to $6.4 million. Additionally, $14.5 million was expended, primarily for additions and upgrades of production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows provided by financing activities were $8.7 million during the three months ended April 2, 2022. The company’s borrowing activities during the three months ended April 2, 2022 included $187.8 million of net proceeds under its Credit Facility. Additionally, the company repurchased $170.0 million of Middleby common shares during the three months ended April 2, 2022. This was comprised of $14.8 million to repurchase 84,086 shares of Middleby common stock that were surrendered to the company by employees in lieu of cash payment for withholding taxes related to restricted stock vesting and $155.2 million used to repurchase 862,912 shares of its common stock under a repurchase program.
At April 2, 2022, the company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

Recently Issued Accounting Standards

See Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 4 - Recent Issued Accounting Standards, of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations are based upon the company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and any such differences could be material to the company's consolidated financial statements. There have been no changes in the company's critical accounting policies, which include revenue recognition, inventories, goodwill and indefinite-life intangibles, convertible debt, pensions benefits, and income taxes, as discussed in the company's Annual Report on Form 10-K for the year ended January 1, 2022 (the “2021 Annual Report on Form 10-K”).

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period coinciding with the end of the company's Fiscal First Quarter	Variable Rate Debt

2023	$27,693
2024	23,644
2025	23,639
2026	758,789
2027 and thereafter	1,764,060
$2,597,825
The company is exposed to interest rate risk on its floating-rate debt. The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of April 2, 2022, the fair value of these instruments was an asset of $24.0 million. The change in fair value of these swap agreements in the first three months of 2022 was a gain of $31.1 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
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
Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a loss of $3.0 million at the end of the first quarter of 2022.

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
As of April 2, 2022, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended April 2, 2022, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended April 2, 2022, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
January 2, 2022 to January 29, 2022	188,397	$187.77	188,397	1,146,938
January 30, 2022 to February 26, 2022	314,740	184.10	314,740	832,198
February 27, 2022 to April 2, 2022	359,775	172.08	359,775	472,423
Quarter ended April 2, 2022	862,912	$179.89	862,912	472,423
(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. As of April 2, 2022, the total number of shares authorized for repurchase under the program is 2,500,000. As of April 2, 2022, 2,027,577 shares had been purchased under the 2017 stock repurchase program.
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

Item 6. Exhibits

Exhibits:

Exhibit 31.1 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 –	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 101 –	Financial statements on Form 10-Q for the quarter ended April 2, 2022, filed on May 12, 2022, formatted in Inline Extensive Business Reporting Language (iXBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

Exhibit 104 –	Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	May 12, 2022	By:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer