Form 10-Q
period 2022-07-02
MIDDLEBY Corp
filed 2022-08-11
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 2, 2022
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
As of August 5, 2022, there were 53,883,682 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION

QUARTER ENDED JULY 2, 2022

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Jul 2, 2022	Jan 1, 2022
Current assets:
Cash and cash equivalents	$166,589	$180,362
Accounts receivable, net of reserve for doubtful accounts of $18,010 and $18,770	627,276	577,142
Inventories, net	1,008,920	837,418
Prepaid expenses and other	109,932	92,269
Prepaid taxes	22,543	19,894
Total current assets	1,935,260	1,707,085
Property, plant and equipment, net of accumulated depreciation of $278,702 and $266,203	417,688	380,980
Goodwill	2,221,120	2,243,469
Other intangibles, net of amortization of $475,300 and $442,208	1,805,036	1,875,377
Long-term deferred tax assets	26,306	33,194
Other assets	173,963	143,493
Total assets	$6,579,373	$6,383,598

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$49,076	$27,293
Accounts payable	323,155	304,740
Accrued expenses	604,183	582,855
Total current liabilities	976,414	914,888
Long-term debt	2,647,313	2,387,001
Long-term deferred tax liability	199,367	186,935
Accrued pension benefits	176,960	219,680
Other non-current liabilities	161,349	180,818
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 63,509,015 and 63,666,020 shares issued in 2022 and 2021, respectively	147	147
Paid-in capital	376,898	357,309
Treasury stock, at cost; 9,624,778 and 8,170,276 shares in 2022 and 2021	(806,008)	(566,399)
Retained earnings	3,261,306	3,062,303
Accumulated other comprehensive loss	(414,373)	(359,084)
Total stockholders' equity	2,417,970	2,494,276
Total liabilities and stockholders' equity	$6,579,373	$6,383,598

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jul 2, 2022	Jul 3, 2021	Jul 2, 2022	Jul 3, 2021
Net sales	$1,013,601	$808,773	$2,008,277	$1,566,831
Cost of sales	652,859	505,047	1,317,025	987,231
Gross profit	360,742	303,726	691,252	579,600
Selling, general and administrative expenses	189,486	165,711	395,557	320,668
Restructuring expenses	4,029	1,011	5,904	1,805
Loss (gain) on sale of plant	—	287	—	(763)
Income from operations	167,227	136,717	289,791	257,890
Interest expense and deferred financing amortization, net	20,842	14,222	38,496	30,289
Net periodic pension benefit (other than service costs)	(10,784)	(11,532)	(22,300)	(22,905)
Other expense (income), net	5,888	(469)	9,949	(2,160)
Earnings before income taxes	151,281	134,496	263,646	252,666
Provision for income taxes	38,033	13,911	64,643	42,818
Net earnings	$113,248	$120,585	$199,003	$209,848

Net earnings per share:
Basic	$2.10	$2.18	$3.66	$3.80
Diluted	$2.07	$2.13	$3.59	$3.73
Weighted average number of shares
Basic	54,033	55,230	54,351	55,222
Dilutive common stock equivalents	621	1,443	1,158	1,098
Diluted	54,654	56,673	55,509	56,320
Comprehensive income	$46,442	$121,935	$143,714	$209,026

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, April 2, 2022	$147	$363,741	$(736,412)	$3,148,058	$(347,567)	$2,427,967
Net earnings	—	—	—	113,248	—	113,248
Currency translation adjustments	—	—	—	—	(92,211)	(92,211)
Change in unrecognized pension benefit costs, net of tax of $3,088	—	—	—	—	19,955	19,955
Unrealized gain on interest rate swap, net of tax of $2,923	—	—	—	—	8,128	8,128
Unrealized loss on certain investments, net of tax of $(892)	—	—	—	—	(2,678)	(2,678)
Stock compensation	—	13,157	—	—	—	13,157
Purchase of treasury stock	—	—	(69,596)	—	—	(69,596)
Balance, July 2, 2022	$147	$376,898	$(806,008)	$3,261,306	$(414,373)	$2,417,970

Balance, January 1, 2022	$147	$357,309	$(566,399)	$3,062,303	$(359,084)	$2,494,276
Net earnings	—	—	—	199,003	—	199,003
Currency translation adjustments	—	—	—	—	(119,402)	(119,402)
Change in unrecognized pension benefit costs, net of tax of $4,075	—	—	—	—	26,199	26,199
Unrealized gain on interest rate swap, net of tax of $13,815	—	—	—	—	39,244	39,244
Unrealized loss on certain investments, net of tax of $(443)	—	—	—	—	(1,330)	(1,330)
Stock compensation	—	26,880	—	—	—	26,880
Purchase of treasury stock	—	—	(239,609)	—	—	(239,609)
Purchase of capped calls, net of tax of $(2,364)	—	(7,291)	—	—	—	(7,291)
Balance, July 2, 2022	$147	$376,898	$(806,008)	$3,261,306	$(414,373)	$2,417,970

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

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	Jul 2, 2022	Jul 3, 2021
Cash flows from operating activities--
Net earnings	$199,003	$209,848
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	75,777	60,042
Non-cash share-based compensation	26,880	16,938
Deferred income taxes	8,119	(5,997)
Net periodic pension benefit (other than service costs)	(22,300)	(22,905)
Gain on sale of plant	—	(763)
Other non-cash items	(16,981)	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(50,196)	(63,502)
Inventories, net	(171,899)	(68,049)
Prepaid expenses and other assets	(11,584)	11,702
Accounts payable	19,530	41,521
Accrued expenses and other liabilities	33,109	(6,454)
Net cash provided by operating activities	89,458	172,381
Cash flows from investing activities--
Net additions to property, plant and equipment	(32,133)	(19,311)
Proceeds on sale of property, plant and equipment	—	5,948
Purchase of intangible assets	(240)	—
Acquisitions, net of cash acquired	(74,886)	(10,859)
Net cash used in investing activities	(107,259)	(24,222)
Cash flows from financing activities--
Proceeds under Credit Facility	700,000	18,995
Repayments under Credit Facility	(426,500)	(29,870)
Premiums paid for capped call	(9,655)	—
Net proceeds under international credit facilities	693	169
Payments of deferred purchase price	(7,014)	(5,515)
Repurchase of treasury stock	(239,609)	(2,362)
Other, net	(177)	(148)
Net cash provided by (used in) financing activities	17,738	(18,731)
Effect of exchange rates on cash and cash equivalents	(13,710)	(1,969)
Changes in cash and cash equivalents--
Net (decrease) increase in cash and cash equivalents	(13,773)	127,459
Cash and cash equivalents at beginning of year	180,362	268,103
Cash and cash equivalents at end of period	$166,589	$395,562

See accompanying notes

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2022
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
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of July 2, 2022 and January 1, 2022, the results of operations for the three and six months ended July 2, 2022 and July 3, 2021, cash flows for the six months ended July 2, 2022 and July 3, 2021 and statement of stockholders' equity for the three and six months ended July 2, 2022 and July 3, 2021.
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
b)Non-Cash Share-Based Compensation
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $13.2 million and $9.3 million for the three months period ended July 2, 2022 and July 3, 2021, respectively. Non-cash share-based compensation expense was $26.9 million and $16.9 million for the six months period ended July 2, 2022 and July 3, 2021, respectively.
c)Income Taxes
A tax provision of $38.0 million, at an effective rate of 25.1%, was recorded during the three months period ended July 2, 2022, as compared to a $13.9 million tax provision at an effective rate of 10.3% in the prior year period. A tax provision of $64.6 million, at an effective rate of 24.5%, was recorded during the six months period ended July 2, 2022, as compared to a $42.8 million tax provision at a 16.9% effective rate in the prior year period. In the three months period ended July 3, 2021, the company recorded several discrete tax benefits, including a deferred tax benefit for the enacted future UK tax rate change from 19% to 25% and tax benefits for amended U.S. tax returns. When excluding the discrete tax adjustments, the 2021 rates for the three and six month periods ended July 3, 2021 were approximately 24.5%.

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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of July 2, 2022
Financial Assets:
Interest rate swaps	$—	$35,069	$—	$35,069

Financial Liabilities:
Contingent consideration	$—	$—	$29,100	$29,100
Foreign exchange derivative contracts	$—	$360	$—	$360

As of January 1, 2022
Financial Assets:
Interest rate swaps	$—	$3,645	$—	$3,645
Foreign exchange derivative contracts	$—	$1,095	$—	$1,095

Financial Liabilities:
Interest rate swaps	$—	$21,635	$—	$21,635
Contingent consideration	$—	$—	$34,983	$34,983
The contingent consideration as of July 2, 2022 and January 1, 2022, relates to the earnout provisions recorded in conjunction with various purchase agreements. The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings, as defined in the respective purchase agreement. On a quarterly basis, the company assesses the projected results for each acquired business in comparison to the earnout targets and adjusts the liability accordingly.
e)    Consolidated Statements of Cash Flows
Cash paid for interest was $34.1 million and $26.8 million for the six months ended July 2, 2022 and July 3, 2021, respectively. Cash payments totaling $52.8 million and $42.8 million were made for income taxes for the six months ended July 2, 2022 and July 3, 2021, respectively.

f)    Earnings Per Share
“Basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding and other dilutive securities.
The company’s potentially dilutive securities consist of shares issuable on vesting of restricted stock grants computed using the treasury method and amounted to 7,546 and 12,656 for the three months ended July 2, 2022, and July 3, 2021, respectively. The company’s potentially dilutive securities consist of shares issuable on vesting of restricted stock grants computed using the treasury method and amounted to 6,600 and 10,463 for the six months ended July 2, 2022 and July 3, 2021, respectively. For the six months ended July 2, 2022 and July 3, 2021, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes (as defined below) resulting in 1,150,852 and 1,430,308 diluted common stock equivalents to be included in the diluted net earnings per share, respectively. There have been no material conversions to date. See Note 12, Financing Arrangements for further details on the Convertible Notes. There were no anti-dilutive restricted stock grants excluded from common stock equivalents in any period presented.

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

The company completed no material acquisitions during the six months ended July 2, 2022.
Novy Invest NV
On July 12, 2021, the company completed its acquisition of all of the capital stock of Novy Invest NV ("Novy"), a leading manufacturer of premium residential ventilation hoods and cook tops located in Belgium, for a purchase price of approximately $250.9 million, net of cash acquired. The final allocation of consideration paid for the Novy acquisition is summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$16,152	$—	$16,152
Current assets	23,762	234	23,996
Property, plant and equipment	17,058	4,383	21,441
Goodwill	142,741	(6,938)	135,803
Other intangibles	126,557	4,149	130,706
Other assets	26	173	199
Current liabilities	(23,440)	182	(23,258)
Long-term deferred tax liability	(33,918)	(2,072)	(35,990)
Other non-current liabilities	(1,930)	(111)	(2,041)

Net assets acquired and liabilities assumed	$267,008	$—	$267,008
The long-term deferred tax liability amounted to $36.0 million. The deferred tax liability is comprised of $32.7 million related to the difference between the book and tax basis of identifiable intangible assets and $3.3 million related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.

The goodwill and $106.6 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $24.1 million allocated to customer relationships which is being amortized over a period of 10 years. Goodwill of $135.8 million and other intangibles of $130.7 million from this acquisition are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Goodwill and other intangibles are not expected to be deductible for tax purposes.

Kamado Joe and Masterbuilt
On December 27, 2021, the company completed its acquisition of Masterbuilt Holdings, LLC, including its residential outdoor brands ("Kamado Joe and Masterbuilt"), a leader in outdoor residential cooking located in the Atlanta, Georgia area, for a purchase price of approximately $400.8 million, net of cash acquired. The purchase price was comprised of $403.6 million in cash and 12,921 shares of Middleby common stock valued at $2.5 million. The purchase price is subject to adjustment as provided in the purchase agreement. The company expects to finalize this adjustment in the third quarter of 2022.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair values of assets acquired and liabilities assumed (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$5,381	$(70)	$5,311
Current assets	137,826	(4,707)	133,119
Property, plant and equipment	7,773	(382)	7,391
Goodwill	110,052	8,793	118,845
Other intangibles	215,577	—	215,577
Other assets	2,143	(1,174)	969
Current liabilities	(54,865)	(3,406)	(58,271)
Long-term deferred tax liability	(15,907)	—	(15,907)
Other non-current liabilities	(1,914)	946	(968)

Net assets acquired and liabilities assumed	$406,066	$—	$406,066
The long-term deferred tax liability amounted to $15.9 million. The net deferred tax liability is comprised of $2.3 million of deferred tax asset related to tax loss carryforwards and $18.2 million of deferred tax liability related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $158.8 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $50.3 million allocated to customer relationships and $6.5 million allocated to backlog, which are being amortized over periods of 7 years and 3 months, respectively. Goodwill of $118.8 million and other intangibles of $215.6 million of the company are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Of these assets, goodwill of $71.7 million and intangibles of $164.3 million are expected to be deductible for tax purposes.
The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the company is waiting for additional information necessary to finalize those fair values for this acquisition. The intangible assets are pending external valuation and are preliminarily valued using historical information from the Residential Kitchen Equipment Group and qualitative assessment of the business at acquisition date. Specifically, the company estimated the fair values of the intangible assets based on the percentage of purchase price assigned to similar intangible assets in previous acquisitions. Thus, the provisional measurements of fair values set forth above are subject to change. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

Other 2021 Acquisitions
During the year ended January 1, 2022, the company completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition dates for the other 2021 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$6,414	$—	$6,414
Current assets	76,077	477	76,554
Property, plant and equipment	19,561	(187)	19,374
Goodwill	85,270	9,854	95,124
Other intangibles	158,725	(9,193)	149,532
Other assets	2,101	31	2,132
Current liabilities	(33,910)	53	(33,857)
Long-term deferred tax asset (liability)	(3,010)	3,381	371
Other non-current liabilities	(7,092)	(3,397)	(10,489)

Consideration paid at closing	$304,136	$1,019	$305,155

Contingent consideration	9,404	—	9,404

Net assets acquired and liabilities assumed	$313,540	$1,019	$314,559
The long-term deferred tax asset amounted to $0.4 million. The net deferred tax asset is comprised of $0.7 million of deferred tax asset related to tax loss carryforwards and $0.3 million of deferred tax liability related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $97.1 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $41.1 million allocated to customer relationships, $3.4 million allocated to developed technology, and $7.9 million allocated to backlog, which are being amortized over periods of 7 years, 7 years, and 3 months, respectively. Goodwill of $30.0 million and other intangibles of $89.0 million are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Goodwill of $65.1 million and other intangibles of $60.5 million are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Of these assets, goodwill of $93.1 million and intangibles of $148.4 million are expected to be deductible for tax purposes.
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
The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the company is waiting for additional information necessary to finalize those fair values for these acquisitions completed during 2021. Certain intangible assets are pending external valuation and are preliminarily valued using historical information from the Residential Kitchen Equipment Group and Commercial Foodservice Equipment Group and qualitative assessments of the individual businesses at acquisition date. Specifically, the company estimated the fair values of the intangible assets based on the percentage of purchase price assigned to similar intangible assets in previous acquisitions. Thus, the provisional measurements of fair values set forth above are subject to change. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

Other 2022 Acquisitions
As of July 2, 2022, the company completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition dates for the other 2022 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$8,516	$—	$8,516
Current assets	43,396	18	43,414
Property, plant and equipment	32,283	(93)	32,190
Goodwill	16,891	2,123	19,014
Other intangibles	21,208	1,307	22,515
Long-term deferred tax asset	426	—	426
Other assets	496	—	496
Current portion of long-term debt	(21,934)	—	(21,934)
Current liabilities	(11,353)	39	(11,314)
Long term debt	(4,522)	—	(4,522)
Long-term deferred tax liability	(6,890)	—	(6,890)
Other non-current liabilities	(628)	(3,394)	(4,022)

Consideration paid at closing	$77,889	$—	$77,889

Contingent consideration	—	3,394	3,394

Net assets acquired and liabilities assumed	$77,889	$3,394	$81,283
The long-term deferred tax liability amounted to $6.9 million. The deferred tax liability is comprised of $5.8 million related to the difference between the book and tax basis of identifiable intangible assets and $1.1 million related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $10.2 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $9.7 million allocated to customer relationships, $1.6 million allocated to developed technology, and $1.0 million allocated to backlog, which are being amortized over periods of 7 years, 5 to 7 years, and 3 months, respectively. Goodwill of $10.0 million and other intangibles of $4.4 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Goodwill of $6.0 million and other intangibles of $18.1 million are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Goodwill of $3.0 million is allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Of these assets, goodwill of $3.9 million and intangibles of $1.3 million are expected to be deductible for tax purposes.
One purchase agreement includes an earnout provision providing for yearly contingent payments due to the sellers through 2028 to the extent certain sales targets are met. The contractual obligation associated with the contingent earnout provisions recognized on the acquisition date amount to $3.4 million.
The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the company is waiting for additional information necessary to finalize those fair values for all acquisitions completed during 2022. Certain intangible assets are preliminarily valued using historical information from the Commercial Foodservice Equipment Group, Food Processing Equipment Group and Residential Kitchen Equipment Group and qualitative assessments of the individual businesses at acquisition date. Specifically, the company estimated the fair values of the intangible assets based on the percentage of purchase price assigned to similar intangible assets in previous acquisitions. Thus, the provisional measurements of fair values set forth above are subject to change. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

Pro Forma Financial Information

The following unaudited pro forma results of operations for the six months ended July 2, 2022 and July 3, 2021, assumes the 2021 and 2022 acquisitions described above were completed on January 3, 2021 (first day of fiscal year 2021). The pro forma results include adjustments to reflect amortization of intangibles associated with the acquisition and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Six Months Ended
	July 2, 2022	July 3, 2021
Net sales	$2,050,391	$1,872,787
Net earnings	228,005	198,626

Net earnings per share:
Basic	$4.20	$3.60
Diluted	$4.11	$3.53

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Three Months Ended July 2, 2022
United States and Canada	$454,464	$87,873	$189,729	$732,066
Asia	45,802	4,114	10,072	59,988
Europe and Middle East	92,328	20,460	78,382	191,170
Latin America	17,085	11,466	1,826	30,377
Total	$609,679	$123,913	$280,009	$1,013,601

Six Months Ended July 2, 2022
United States and Canada	$849,279	$182,670	$419,328	$1,451,277
Asia	93,187	7,857	16,077	117,121
Europe and Middle East	180,603	34,660	171,965	387,228
Latin America	30,263	18,669	3,719	52,651
Total	$1,153,332	$243,856	$611,089	$2,008,277

Three Months Ended July 3, 2021
United States and Canada	$359,026	$95,484	$113,334	$567,844
Asia	47,641	2,453	1,858	51,952
Europe and Middle East	90,751	21,750	53,205	165,706
Latin America	11,360	10,321	1,590	23,271
Total	$508,778	$130,008	$169,987	$808,773

Six Months Ended July 3, 2021
United States and Canada	$697,863	$175,134	$221,908	$1,094,905
Asia	97,360	6,456	4,890	108,706
Europe and Middle East	172,768	42,175	105,049	319,992
Latin America	21,942	18,737	2,549	43,228
Total	$989,933	$242,502	$334,396	$1,566,831

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Jul 2, 2022	Jan 1, 2022
Contract assets	$32,678	$21,592
Contract liabilities	$197,600	$133,315
Non-current contract liabilities	$11,063	$11,602

During the six months period ended July 2, 2022, the company reclassified $9.3 million to receivables, which was included in the contract asset balance at the beginning of the period. During the six months period ended July 2, 2022, the company recognized revenue of $88.5 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $180.1 million during the six months period ended July 2, 2022. Substantially, all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during the six months period ended July 2, 2022.

6)    Other Comprehensive Income
The company reports changes in equity during a period, except those resulting from investments by owners and distributions to owners, in accordance with ASC 220, "Comprehensive Income".
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Unrealized Gain/(Loss) Certain Investments	Total
Balance as of January 1, 2022	$(97,654)	$(249,696)	$(13,064)	$1,330	$(359,084)
Other comprehensive income before reclassification	(119,402)	26,199	31,427	(1,330)	(63,106)
Amounts reclassified from accumulated other comprehensive income	—	—	7,817	—	7,817
Net current-period other comprehensive income	$(119,402)	$26,199	$39,244	(1,330)	$(55,289)
Balance as of July 2, 2022	$(217,056)	$(223,497)	$26,180	—	$(414,373)

Balance as of January 2, 2021	$(49,961)	$(400,919)	$(37,548)	$—	$(488,428)
Other comprehensive income before reclassification	(11,119)	(2,818)	2,885	—	(11,052)
Amounts reclassified from accumulated other comprehensive income	—	—	10,230	—	10,230
Net current-period other comprehensive income	$(11,119)	$(2,818)	$13,115	$—	$(822)
Balance as of July 3, 2021	$(61,080)	$(403,737)	$(24,433)	$—	$(489,250)

(1) As of July 2, 2022, pension and interest rate swap are net of tax of $(35.4) million and $9.3 million, respectively. During the six months ended July 2, 2022, the adjustments to pension, interest rate swap, and loss on investments were net of tax of $4.1 million, $13.8 million, and $(0.4) million, respectively. As of July 3, 2021 pension and interest rate swap amounts are net of tax of $(89.7) million and $(8.5) million, respectively. During the six months ended July 3, 2021, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $(0.6) million and $4.6 million, respectively.
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jul 2, 2022	Jul 3, 2021	Jul 2, 2022	Jul 3, 2021
Net earnings	$113,248	$120,585	$199,003	$209,848
Currency translation adjustment	(92,211)	(505)	(119,402)	(11,119)
Pension liability adjustment, net of tax	19,955	1,152	26,199	(2,818)
Unrealized gain on interest rate swaps, net of tax	8,128	703	39,244	13,115
Unrealized loss on certain investments, net of tax	(2,678)	—	(1,330)	—
Comprehensive income	$46,442	$121,935	$143,714	$209,026

7)    Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or net realizable value. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at July 2, 2022 and January 1, 2022 are as follows (in thousands):

	Jul 2, 2022	Jan 1, 2022
Raw materials and parts	$548,073	$421,361
Work-in-process	80,328	65,581
Finished goods	380,519	350,476
	$1,008,920	$837,418
8)    Goodwill
Changes in the carrying amount of goodwill for the six months ended July 2, 2022 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of January 1, 2022	$1,285,087	$250,715	$707,667	$2,243,469
Goodwill acquired during the year	5,986	9,966	3,062	19,014
Measurement period adjustments to goodwill acquired in prior year	935	—	18,521	19,456
Exchange effect	(17,834)	(5,313)	(37,672)	(60,819)
Balance as of July 2, 2022	$1,274,174	$255,368	$691,578	$2,221,120

The annual impairment assessment for goodwill and indefinite-lived intangible assets is performed as of the first day of the fourth quarter and since that assessment the company does not believe there are any indicators of impairment requiring subsequent analysis. This is supported by the review of order rates, backlog levels and financial performance across business segments.

9)    Intangibles

Intangible assets consist of the following (in thousands):

	July 2, 2022			January 1, 2022
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	7.5	$834,765	$(429,322)	7.6	$863,339	$(411,327)
Backlog	0.3	14,678	(13,646)	0.2	13,684	(929)
Developed technology	8.5	72,066	(32,332)	8.9	73,461	(29,952)
		$921,509	$(475,300)		$950,484	$(442,208)
Indefinite-lived assets:
Trademarks and tradenames		$1,358,827			$1,367,101

The aggregate intangible amortization expense was $16.5 million and $17.9 million for the three months period ended July 2, 2022 and July 3, 2021, respectively. The aggregate intangible amortization expense was $50.1 million and $36.7 million for the six months period ended July 2, 2022 and July 3, 2021, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Twelve Month Period coinciding with the end of the company's Fiscal Second Quarter	Amortization Expense

2023	$76,959
2024	69,104
2025	57,683
2026	55,254
2027	48,742
Thereafter	138,467
$446,209

10)    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Jul 2, 2022	Jan 1, 2022
Contract liabilities	$197,600	$133,315
Accrued payroll and related expenses	97,273	115,762
Accrued warranty	79,306	80,215
Accrued customer rebates	53,174	72,451
Accrued short-term leases	23,372	22,753
Accrued sales and other tax	21,303	22,684
Accrued professional fees	18,150	19,292
Accrued agent commission	16,930	13,670
Accrued product liability and workers compensation	10,708	10,952
Accrued contingent consideration	9,388	18,728
Other accrued expenses	76,979	73,033

	$604,183	$582,855

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
A rollforward of the warranty reserve is as follows (in thousands):

Six Months Ended
Jul 2, 2022
Balance as of January 1, 2022	$80,215
Warranty reserve related to acquisitions	1,216
Warranty expense	34,868
Warranty claims	(36,993)
Balance as of July 2, 2022	$79,306

12)    Financing Arrangements

	Jul 2, 2022	Jan 1, 2022
	(in thousands)
Senior secured revolving credit line	$948,875	$683,175
Term loan facility	981,346	993,340
Convertible senior notes	736,131	734,417
Foreign loans	29,029	2,224
Other debt arrangement	1,008	1,138
Total debt	2,696,389	2,414,294
Less: Current maturities of long-term debt	49,076	27,293
Long-term debt	$2,647,313	$2,387,001
Credit Facility
As of July 2, 2022, the company had $1.9 billion of borrowings outstanding under the Credit Facility, including $1.0 billion outstanding under the term loan ($981 million, net of unamortized issuance fees). The company also had $1.6 million in outstanding letters of credit as of July 2, 2022, which reduces the borrowing availability under the Credit Facility. Remaining borrowing capacity under this facility was $2.5 billion at July 2, 2022.
At July 2, 2022, borrowings under the Credit Facility accrued interest at a rate of 1.625% above LIBOR per annum or 0.625% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. Borrowings under the Credit Facility will accrue interest at a minimum of 1.625% above LIBOR and the variable unused commitment fee will be at a minimum of 0.25%. The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 3.20% at the end of the period and the variable commitment fee was equal to 0.25% per annum as of July 2, 2022.
The term loan facility had an average interest rate per annum, inclusive of hedging instruments, of 3.41% as of July 2, 2022.
In addition, the company has international credit facilities to fund working capital needs outside the United States. At July 2, 2022, these foreign credit facilities amounted to $29.0 million in U.S. Dollars with a weighted average per annum interest rate of approximately 3.49%.
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

	Jul 2, 2022		Jan 1, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt excluding convertible senior notes	$1,960,258	$1,966,412	$1,679,877	$1,686,537
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At July 2, 2022, the company had outstanding floating-to-fixed interest rate swaps totaling $129.0 million notional amount carrying an average interest rate of 1.71% maturing in less than 12 months and $1,048.0 million notional amount carrying an average interest rate of 1.79% that mature in more than 12 months but less than 67 months.

At July 2, 2022, the company was in compliance with all covenants pursuant to its borrowing agreements.

Convertible Notes
The following table summarizes the outstanding principal amount and carrying value of the Convertible Notes:

	Jul 2, 2022	Jan 1, 2022
	(in thousands)
Principal amounts:
Principal	$747,499	$747,500
Unamortized issuance costs	(11,368)	(13,083)
Net carrying amount	$736,131	$734,417
The following table summarizes total interest expense recognized related to the Convertible Notes:

	Three Months Ended		Six Months Ended
	Jul 2, 2022	Jul 3, 2021	Jul 2, 2022	Jul 3, 2021
Contractual interest expense	$1,868	$1,869	$3,758	$3,759
Interest cost related to amortization of issuance costs	898	873	1,800	1,756
Total interest expense	$2,766	$2,742	$5,558	$5,515
The estimated fair value of the Convertible Notes was $842.1 million as of July 2, 2022 and was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 1(d), Fair Value Measurements, in these Notes to the Condensed Consolidated Financial Statement. The if-converted value of the Convertible Notes did not exceed their respective principal value as of July 2, 2022.

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

13)    Financial Instruments
Foreign Exchange: The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The notional amount of foreign currency contracts outstanding was $489.2 million and $350.5 million as of July 2, 2022 and January 1, 2022, respectively. The fair value of the forward and option contracts was a loss of $0.4 million at the end of the second quarter of 2022.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. In February 2022, the company entered into an additional floating-to-fixed interest rate swap agreement that uses a daily Secured Overnight Financing Rate ("SOFR") in lieu of LIBOR. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of July 2, 2022, the fair value of these instruments was an asset of $35.1 million. The change in fair value of these swap agreements in the first six months of 2022 was a gain of $39.2 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Jul 2, 2022	Jan 1, 2022
Fair value	Prepaid expense and other	$1,448	$—
Fair value	Other assets	$33,621	$3,645
Fair value	Accrued expenses	$—	$1,171
Fair value	Other non-current liabilities	$—	$20,464
The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Six Months Ended
	Presentation of Gain/(loss)	Jul 2, 2022	Jul 3, 2021	Jul 2, 2022	Jul 3, 2021
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$7,195	$(4,259)	$45,242	$7,457
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(3,856)	$(5,207)	$(7,817)	$(10,230)
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

The Food Processing Equipment Group offers a broad portfolio of processing solutions for customers producing pre-cooked meat products, such as hot dogs, dinner sausages, poultry and lunchmeats and baked goods such as muffins, cookies and bread. Through its broad line of products, the company is able to deliver a wide array of cooking solutions to service a variety of food processing requirements demanded by its customers. The company can offer highly integrated solutions that provide a food processing operation a uniquely integrated solution providing for the highest level of food quality, product consistency, and reduced operating costs resulting from increased product yields, increased capacity and greater throughput and reduced labor costs through automation. The products offered by this group include a wide array of cooking and baking solutions, including batch ovens, baking ovens, proofing ovens, conveyor belt ovens, continuous processing ovens, frying systems and automated thermal processing systems. The company also provides a comprehensive portfolio of complementary food preparation equipment such as tumblers, massagers, grinders, slicers, reduction and emulsion systems, mixers, blenders, formers, battering equipment, breading equipment, seeding equipment, water cutting systems, food presses, food suspension equipment, filling and depositing solutions, and forming equipment, as well as a variety of automated loading and unloading systems, automated washing systems, auto-guided vehicles, food safety, food handling, freezing, defrosting and packaging equipment. This portfolio of equipment can be integrated to provide customers a highly efficient and customized solution.

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
Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jul 2, 2022		Jul 3, 2021		Jul 2, 2022		Jul 3, 2021
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$609,679	60.2%	$508,778	62.9%	$1,153,332	57.5%	$989,933	63.2%
Food Processing	123,913	12.2	130,008	16.1	243,856	12.1	242,502	15.5
Residential Kitchen	280,009	27.6	169,987	21.0	611,089	30.4	334,396	21.3
Total	$1,013,601	100.0%	$808,773	100.0%	$2,008,277	100.0%	$1,566,831	100.0%

The following table summarizes the results of operations for the company's business segments (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other (1)	Total
Three Months Ended July 2, 2022
Net sales	$609,679	$123,913	$280,009	$—	$1,013,601
Income (loss) from operations (2, 3)	137,344	18,548	46,077	(34,742)	167,227
Depreciation expense	5,850	1,299	3,425	183	10,757
Amortization expense (5)	13,712	1,746	1,030	1,790	18,278
Net capital expenditures	7,379	4,062	5,705	490	17,636

Six Months Ended July 2, 2022
Net sales	$1,153,332	$243,856	$611,089	$—	$2,008,277
Income (loss) from operations (2, 3)	247,062	38,660	71,023	(66,954)	289,791
Depreciation expense	11,722	2,624	7,410	373	22,129
Amortization expense (5)	27,361	3,533	19,159	3,595	53,648
Net capital expenditures	12,943	7,149	11,246	795	32,133

Total assets	$3,720,297	$697,738	$2,042,631	$118,707	$6,579,373

Three Months Ended July 3, 2021
Net sales	$508,778	$130,008	$169,987	$—	$808,773
Income (loss) from operations (2, 3, 4)	109,944	26,961	33,910	(34,098)	136,717
Depreciation expense	5,993	1,337	2,738	99	10,167
Amortization expense (5)	14,246	1,834	1,784	1,579	19,443
Net capital expenditures	6,013	1,505	2,873	195	10,586

Six Months Ended July 3, 2021
Net sales	$989,933	$242,502	$334,396	$—	$1,566,831
Income (loss) from operations (2, 3, 4)	206,260	46,623	63,766	(58,759)	257,890
Depreciation expense	11,786	2,652	5,512	354	20,304
Amortization expense (5)	29,450	3,677	3,556	3,055	39,738
Net capital expenditures	11,208	2,433	5,129	541	19,311

Total assets	$3,326,410	$631,845	$1,243,477	$221,051	$5,422,783

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
(4)Gain/(loss) on sale of plants are included in Commercial Foodservice and Residential Kitchen.
(5)Includes amortization of deferred financing costs and Convertible Notes issuance costs.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Jul 2, 2022	Jul 3, 2021
United States and Canada	$430,665	$337,375

Asia	35,424	18,262
Europe and Middle East	140,716	193,821
Latin America	11,152	8,599
Total international	$187,292	$220,682
	$617,957	$558,057

15)    Employee Retirement Plans
The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended		Six Months Ended
	Jul 2, 2022	Jul 3, 2021	Jul 2, 2022	Jul 3, 2021
Net Periodic Pension Benefit:
Service cost	$—	$196	$—	$390
Interest cost	6,281	4,350	12,986	8,640
Expected return on assets	(18,694)	(19,804)	(38,650)	(39,335)
Amortization of net loss (gain)	904	3,196	1,869	6,348
Amortization of prior service cost (credit)	653	726	1,349	1,442
	$(10,856)	$(11,336)	$(22,446)	$(22,515)

The pension costs for all other plans of the company were not material during the period. The service cost component is recognized within Selling, general and administrative expenses and the non-operating components of pension benefit are included within Net periodic pension benefit (other than service cost) in the Condensed Consolidated Statements of Comprehensive Income.
16)    Share Repurchases
In November 2017, the company's Board of Directors approved a stock repurchase program authorizing the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, the company's Board of Directors approved the company to repurchase an additional 2,500,000 shares of its outstanding common stock under the current program. During the three and six months period ended July 2, 2022, the company repurchased 502,686 and 1,365,598 shares of its common stock under the program for $68.8 million and $224.0 million, respectively, including applicable commissions, which represented an average price of $136.93 and $164.07, respectively. As of July 2, 2022, 2,530,263 shares had been purchased under the stock repurchase program and 2,469,737 shares remained authorized for repurchase.

The company also treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During the three and six months period ended July 2, 2022, the company repurchased 4,818 and 88,904 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $0.8 million and $15.6 million.

17)    Subsequent Events
In July 2022, the company announced the acquisitions of CP Packaging, a manufacturer of advanced high-speed vacuum packaging equipment for the food processing industry based in Appleton, Wisconsin, and Colussi Ermes, a leading manufacturer of automated washing solutions for the food processing industry based in Italy. The combined purchase price for these acquisitions was approximately $140.0 million.

On August 11, 2022, as provided for under the Credit Agreement, the company has drawn $750.0 million against the delayed draw term facility. The funds drawn were used to reduce outstanding borrowings under the revolver. The delayed draw term loan will amortize in quarterly installments due on the last day of each fiscal quarter, commencing on October 1, 2022 in an amount equal to 0.625% of the principal drawn, with the balance, plus any accrued interest payable by October 21, 2026.

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

The ongoing conflict between Russia and Ukraine has resulted in significant economic disruption globally and may adversely affect our business and results of operations. In response to the Russia-Ukraine conflict, governments have imposed sanctions and other restrictive actions against Russia and accordingly, the company has suspended all sales into and purchases from Russia. The Russia-Ukraine conflict has resulted in increased transportation costs and supply chain challenges, and further escalation of such conflict may result in additional supply chain disruptions, among other things, which may adversely affect our business and results of operations. As the company does not have material operations in Ukraine or Russia, the impact of this conflict did not have a material impact on our results of operations during the six months ended July 2, 2022. However, the extent of the adverse impacts of the ongoing conflict on the broader global economy cannot be predicted and could negatively impact our business and results of operations in the future.

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jul 2, 2022		Jul 3, 2021		Jul 2, 2022		Jul 3, 2021
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$609,679	60.2%	$508,778	62.9%	$1,153,332	57.5%	$989,933	63.2%
Food Processing	123,913	12.2	130,008	16.1	243,856	12.1	242,502	15.5
Residential Kitchen	280,009	27.6	169,987	21.0	611,089	30.4	334,396	21.3
Total	$1,013,601	100.0%	$808,773	100.0%	$2,008,277	100.0%	$1,566,831	100.0%

Results of Operations
 The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended		Six Months Ended
	Jul 2, 2022	Jul 3, 2021	Jul 2, 2022	Jul 3, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.4	62.4	65.6	63.0
Gross profit	35.6	37.6	34.4	37.0
Selling, general and administrative expenses	18.7	20.5	19.7	20.5
Restructuring	0.4	0.1	0.3	0.1
Income from operations	16.5	17.0	14.4	16.4
Interest expense and deferred financing amortization, net	2.1	1.8	1.9	1.9
Net periodic pension benefit (other than service costs)	(1.1)	(1.4)	(1.1)	(1.5)
Other expense (income), net	0.6	(0.1)	0.5	(0.1)
Earnings before income taxes	14.9	16.7	13.1	16.1
Provision for income taxes	3.8	1.7	3.2	2.7
Net earnings	11.1%	15.0%	9.9%	13.4%

Three Months Ended July 2, 2022 as compared to Three Months Ended July 3, 2021

NET SALES. Net sales for the three months period ended July 2, 2022 increased by $204.8 million or 25.3% to $1,013.6 million as compared to $808.8 million in the three months period ended July 3, 2021. Net sales increased by $117.0 million, or 14.5%, from the fiscal 2021 acquisitions of Novy, Imperial, Newton CFV, Char-Griller, and Kamado Joe and Masterbuilt. Excluding acquisitions, net sales increased $87.8 million, or 10.9%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended July 2, 2022 decreased net sales by approximately $19.9 million or 2.5%. Excluding the impact of foreign exchange and acquisitions, sales increased 13.3% for the three months period ended July 2, 2022 as compared to the prior year period, including a net sales increase of 17.7% at the Commercial Foodservice Equipment Group, a net sales decrease of 1.4% at the Food Processing Equipment Group and a net sales increase of 11.4% at the Residential Kitchen Equipment Group.

•Net sales of the Commercial Foodservice Equipment Group increased by $100.9 million, or 19.8%, to $609.7 million in the three months period ended July 2, 2022, as compared to $508.8 million in the prior year period. Net sales from the acquisitions of Imperial and Newton CFV, which were acquired on September 24, 2021 and November 16, 2021, respectively, accounted for an increase of $20.4 million during the three months period ended July 2, 2022. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $80.5 million, or 15.8%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $90.2 million, or 17.7%, at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $95.5 million, or 26.6%, to $454.5 million, as compared to $359.0 million in the prior year period. This includes an increase of $20.3 million from the recent acquisitions. Excluding the acquisitions, the net increase in domestic sales was $75.2 million, or 20.9%. The increase in domestic sales is related to higher shipments from realized benefits of investments to increase our production throughput. International sales increased $5.4 million, or 3.6%, to $155.2 million, as compared to $149.8 million in the prior year period. This includes a decrease of $9.7 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $15.0 million, or 10.0%. The increase in international sales is related to improvements in market conditions, primarily in the European and Latin American markets.

•Net sales of the Food Processing Equipment Group decreased by $6.1 million, or 4.7%, to $123.9 million in the three months period ended July 2, 2022, as compared to $130.0 million in the prior year period. Excluding the impact of foreign exchange, net sales decreased $1.8 million, or 1.4%, at the Food Processing Equipment Group. Domestically, the company realized a sales decrease of $7.6 million, or 8.0%, to $87.9 million, as compared to $95.5 million in the prior year period. The decrease in domestic sales is primarily driven by protein products. International sales increased $1.5 million, or 4.3%, to $36.0 million, as compared to $34.5 million in the prior year period. This includes a decrease of $4.3 million related to the unfavorable impact of exchange rates. Excluding foreign exchange, the net sales increase in international sales was $5.8 million, or 16.8%. The increase in international sales reflects growth primarily driven by protein products.

•Net sales of the Residential Kitchen Equipment Group increased by $110.0 million, or 64.7%, to $280.0 million in the three months period ended July 2, 2022, as compared to $170.0 million in the prior year period. Net sales from the acquisitions of Novy, Char-Griller, and Kamado Joe and Masterbuilt, which were acquired on July 12, 2021, December 27, 2021 and December 27, 2021, respectively, accounted for an increase of $96.6 million during the three months period ended July 2, 2022. Excluding the impact of the acquisitions, net sales of the Residential Kitchen Equipment Group increased $13.4 million, or 7.9%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $19.3 million, or 11.4% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $76.4 million, or 67.4%, to $189.7 million, as compared to $113.3 million in the prior year period. This includes an increase of $57.1 million from the recent acquisitions. Excluding the acquisitions, the net increase in domestic sales was $19.3 million, or 17.0%. The increase in domestic sales reflects the strong demand for our premium appliance brands. International sales increased $33.6 million, or 59.3%, to $90.3 million, as compared to $56.7 million in the prior year period. This includes an increase of $39.5 million from the recent acquisitions and a decrease of $5.9 million related to the unfavorable impact of exchange rates. Excluding foreign exchange and the acquisitions, the international sales were flat from prior year.

GROSS PROFIT. Gross profit increased to $360.7 million in the three months period ended July 2, 2022, as compared to $303.7 million in the prior year period, primarily reflecting higher sales volumes related to improvements in market conditions and consumer demand. The impact of foreign exchange rates decreased gross profit by approximately $8.0 million. The gross margin rate was 35.6% in the three months period ended July 2, 2022, as compared to 37.6% in the prior year period. Gross profit margins have been negatively impacted by acquisitions along with rising costs of many raw materials and inputs, as well as higher labor rates and logistics costs.

•Gross profit at the Commercial Foodservice Equipment Group increased by $33.5 million, or 17.4%, to $225.5 million in the three months period ended July 2, 2022, as compared to $192.0 million in the prior year period. Gross profit from the acquisitions of Imperial and Newton CFV increased gross profit by $8.2 million. Excluding acquisitions, gross profit increased by $25.3 million related to higher sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $3.8 million. The gross margin rate decreased to 37.0%, as compared to 37.7% in the prior year period. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 36.9%.

•Gross profit at the Food Processing Equipment Group decreased by $5.4 million, or 11.4%, to $41.8 million in the three months period ended July 2, 2022, as compared to $47.2 million in the prior year period. The impact of foreign exchange rates decreased gross profit by approximately $1.7 million. The gross profit margin rate decreased to 33.7%, as compared to 36.3% in the prior year period primarily related to lower sales volumes and product mix. The gross margin rate, excluding the impact of foreign exchange, was 33.9%.

•Gross profit at the Residential Kitchen Equipment Group increased by $29.2 million, or 45.0%, to $94.1 million in the three months period ended July 2, 2022, as compared to $64.9 million in the prior year period. Gross profit from the acquisitions of Novy, Char-Griller, and Kamado Joe and Masterbuilt increased gross profit by $22.6 million. The impact of foreign exchange rates decreased gross profit by approximately $2.5 million. The gross margin rate decreased to 33.6%, as compared to 38.2%, which was negatively impacted by acquisitions. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 39.1%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased to $189.5 million in the three months period ended July 2, 2022, as compared to $165.7 million in the three months period ended July 3, 2021. As a percentage of net sales, selling, general, and administrative expenses were 18.7% in the three months period ended July 2, 2022 as compared to 20.5% in the three months period ended July 3, 2021 .

Selling, general and administrative expenses reflect increased costs of $18.1 million associated with acquisitions, including $0.7 million of intangible amortization expense. Selling, general and administrative expenses increased from compensation, selling and commissions expenses, partially offset by lower professional fees. Foreign exchange rates had an favorable impact of $3.7 million.

RESTRUCTURING EXPENSES. Restructuring expenses increased $3.0 million to $4.0 million for the three months period ended July 2, 2022, as compared to $1.0 million for the three months period ended July 3, 2021. Restructuring expenses in the three months period ended July 2, 2022 related primarily to non-cash restructuring valuation allowances on balances associated with activities in Russia. Restructuring expenses in the three months period ended July 3, 2021 related primarily to headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $20.8 million in the three months period ended July 2, 2022, as compared to $14.2 million in the prior year period primarily reflecting higher borrowings levels on our current debt structure. Net periodic pension benefit (other than service costs) decreased $0.7 million to $10.8 million in the three months period ended July 2, 2022, as compared to $11.5 million in the prior year period. Other expenses were $5.9 million in the three months period ended July 2, 2022, as compared to other income of $0.5 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $38.0 million, at an effective rate of 25.1%, was recorded during the three months period ended July 2, 2022, as compared to $13.9 million at an effective rate of 10.3%, in the prior year period. The effective tax rate for the three months period ended July 2, 2022 is higher than the comparable prior year rate primarily due to discrete tax benefits recorded in 2021 for a deferred tax benefit for the enacted UK tax rate change from 19% to 25% and tax benefits from amended U.S. tax returns. When excluding the discrete tax adjustments, the 2021 rate was approximately 24.5%.

Six Months Ended July 2, 2022 as compared to Six Months Ended July 3, 2021

NET SALES. Net sales for the six months period ended July 2, 2022 increased by $441.5 million, or 28.2%, to $2,008.3 million as compared to $1,566.8 million in the six months period ended July 3, 2021. Net sales increased by $273.9 million, or 17.5%, from the fiscal 2021 acquisitions of Novy, Imperial, Newton CFV, Char-Griller, and Kamado Joe and Masterbuilt. Excluding acquisitions, net sales increased $167.6 million, or 10.7%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the six months period ended July 2, 2022 decreased net sales by approximately $28.8 million, or 1.8%. Excluding the impact of foreign exchange and acquisitions, sales increased 12.5% for six months period ended July 2, 2022 as compared to the prior year period, including a net sales increase of 14.4% at the Commercial Foodservice Equipment Group, a net sales increase of 3.2% at the Food Processing Equipment Group and a net sales increase of 13.6% at the Residential Kitchen Equipment Group.

•Net sales of the Commercial Foodservice Equipment Group increased by $163.4 million, or 16.5%, to $1,153.3 million in the six months period ended July 2, 2022, as compared to $989.9 million in the prior year period. Net sales from the acquisitions of Imperial and Newton CFV, which were acquired on September 24, 2021 and November 16, 2021, respectively, accounted for an increase of $34.9 million during the six months period ended July 2, 2022. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $128.5 million, or 13.0%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $143.0 million, or 14.4%, at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $151.4 million, or 21.7%, to $849.3 million, as compared to $697.9 million in the prior year period. This includes an increase of $34.2 million from recent acquisitions. Excluding acquisitions, the net increase in domestic sales was $117.2 million, or 16.8%. The increase in domestic sales is related to improvements in market conditions and consumer demand. International sales increased $12.0 million, or 4.1%, to $304.0 million, as compared to $292.0 million in the prior year period. This includes an increase of $0.7 million from the recent acquisitions and a decrease of $14.5 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $25.8 million, or 8.8%. The increase in international revenues is related to improvements in market conditions, primarily in the European and Latin American markets.

•Net sales of the Food Processing Equipment Group increased by $1.4 million, or 0.6%, to $243.9 million in the six months period ended July 2, 2022, as compared to $242.5 million in the prior year period. Excluding the impact of foreign exchange, net sales increased $7.8 million, or 3.2%, at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $7.6 million, or 4.3%, to $182.7 million, as compared to $175.1 million in the prior year period. The increase in domestic sales reflects growth primarily driven by protein products. International sales decreased $6.2 million, or 9.2%, to $61.2 million, as compared to $67.4 million in the prior year period. This includes a decrease of $6.4 million related to the unfavorable impact of exchange rates. Excluding foreign exchange, the international sales were flat from prior year.

•Net sales of the Residential Kitchen Equipment Group increased by $276.7 million, or 82.7%, to $611.1 million in the six months period ended July 2, 2022, as compared to $334.4 million in the prior year period. Net sales from the acquisitions of Novy, Char-Griller, and Kamado Joe and Masterbuilt, which were acquired on July 12, 2021, December 27, 2021 and December 27, 2021, respectively, accounted for an increase of $239.0 million during the six months period ended July 2, 2022. Excluding the impact of acquisitions, net sales of the Residential Kitchen Equipment Group increased $37.7 million, or 11.3%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $45.6 million, or 13.6%, at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $197.4 million, or 89.0%, to $419.3 million, as compared to $221.9 million in the prior year period. This includes an increase of $155.2 million from recent acquisitions. Excluding acquisitions, the net increase in domestic sales was $42.2 million, or 19.0%. The increase in domestic sales reflects the strong demand for our premium appliance brands. International sales increased $79.3 million, or 70.5%, to $191.8 million, as compared to $112.5 million in the prior year period. This includes an increase of $83.8 million from the recent acquisitions and a decrease of $7.9 million related to the unfavorable impact of exchange rates. Excluding foreign exchange and acquisitions, the net sales increase in international sales was $3.4 million, or 3.0%.

GROSS PROFIT. Gross profit increased to $691.3 million in the six months period ended July 2, 2022 as compared to $579.6 million in the prior year period, primarily reflecting higher sales volumes related to improvements in market conditions and consumer demand. The impact of foreign exchange rates decreased gross profit by approximately $11.3 million. The gross margin rate was 34.4% in the six months period ended July 2, 2022 as compared to 37.0% in the six months period ended July 3, 2021. Gross profit margins have been negatively impacted by acquisitions, including $15.1 million of acquisition related inventory step-up charges, along with rising costs of many raw materials and inputs, as well as higher labor rates and logistics costs.

•Gross profit at the Commercial Foodservice Equipment Group increased by $57.5 million, or 15.7%, to $424.7 million in the six months period ended July 2, 2022, as compared to $367.2 million in the prior year period. Gross profit from the acquisitions of Imperial and Newton CFV increased gross profit by $13.2 million. Excluding acquisitions, gross profit increased by $44.3 million related to higher sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $5.6 million. The gross margin rate decreased to 36.8%, as compared to 37.1% in the prior year period. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 36.8%.

•Gross profit at the Food Processing Equipment Group decreased by $3.8 million, or 4.4%, to $82.5 million in the six months period ended July 2, 2022, as compared to $86.3 million in the prior year period. The impact of foreign exchange rates decreased gross profit by approximately $2.4 million. The gross profit margin rate decreased to 33.8%, as compared to 35.6% in the prior year period primarily related to product mix. The gross margin rate, excluding the impact of foreign exchange, was 33.9%.

•Gross profit at the Residential Kitchen Equipment Group increased by $59.5 million, or 47.4%, to $185.1 million in the six months period ended July 2, 2022, as compared to $125.6 million in the prior year period. Gross profit from the acquisitions of Novy, Char-Griller, and Kamado Joe and Masterbuilt increased gross profit by $43.5 million. The impact of foreign exchange rates decreased gross profit by approximately $3.3 million. The gross margin rate decreased to 30.3%, as compared to 37.6% in the prior year period. Gross profit margins have been negatively impacted by acquisitions, including $15.1 million of acquisition related inventory step-up charges. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 38.1%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased to $395.6 million in the six months period ended July 2, 2022, as compared to $320.7 million in the six months period ended July 3, 2021. As a percentage of net sales, selling, general, and administrative expenses were 19.7% in the six months period ended July 2, 2022, as compared to 20.5% in the six months period ended July 3, 2021.

Selling, general and administrative expenses reflect increased costs of $54.2 million associated with acquisitions, including $18.4 million of intangible amortization expense. Selling, general and administrative expenses increased from compensation, selling and commissions expenses, partially offset by lower professional fees. Foreign exchange rates had an favorable impact of $5.3 million.

RESTRUCTURING EXPENSES. Restructuring expenses increased $4.1 million to $5.9 million in the six months period ended July 2, 2022 from $1.8 million in the six months period ended July 3, 2021. Restructuring expenses in the six months period ended July 2, 2022 related primarily to non-cash restructuring valuation allowances on balances associated with activities in Russia and headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group. Restructuring expenses in the six months period ended July 3, 2021 related primarily to headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $38.5 million in the six months period ended July 2, 2022, as compared to $30.3 million in the prior year period, reflecting the increase in borrowing levels under our current credit facility. Net periodic pension benefit (other than service costs) decreased $0.6 million to $22.3 million in the six months period ended July 2, 2022, as compared to $22.9 million in the prior year period. Other income was $9.9 million in the six months period ended July 2, 2022, as compared to other income of $2.2 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $64.6 million, at an effective rate of 24.5%, was recorded during the six months period ended July 2, 2022, as compared to $42.8 million at an effective rate of 16.9%, in the prior year period. The effective tax rate for the three months period ended July 2, 2022 is higher than the comparable prior year rate primarily due to discrete tax benefits recorded in 2021 for a deferred tax benefit for the enacted UK tax rate change from 19% to 25% and tax benefits from amended U.S. tax returns. When excluding the discrete tax adjustments, the 2021 rate was approximately 24.5%.

Financial Condition and Liquidity
During the six months ended July 2, 2022, cash and cash equivalents decreased by $13.8 million to $166.6 million from $180.4 million at January 1, 2022. Total debt increased to $2.7 billion at July 2, 2022 from $2.4 billion at January 1, 2022.
OPERATING ACTIVITIES. Net cash provided by operating activities was $89.5 million for the six months ended July 2, 2022, compared to $172.4 million for the six months ended July 3, 2021.

During the six months period ended July 2, 2022, working capital changes meaningfully impacted operating cash flows. These included an increase in accounts receivable of $50.2 million due to increased sales from improved market conditions. Additionally, inventory increased $171.9 million due to the seasonality of acquired businesses, efforts to mitigate supply chain risks and the inflationary impacts on inventory.
INVESTING ACTIVITIES. During the six months ended July 2, 2022, net cash used for investing activities amounted to $107.3 million. Cash used to fund acquisitions and investments amounted to $74.9 million. Additionally, $32.1 million was expended, primarily for additions and upgrades of production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows provided by financing activities were $17.7 million during the six months ended July 2, 2022. The company’s borrowing activities during the six months ended July 2, 2022 included $273.5 million of net proceeds under its Credit Facility. Additionally, the company repurchased $239.6 million of Middleby common shares during the six months ended July 2, 2022. This was comprised of $15.6 million to repurchase 88,904 shares of Middleby common stock that were surrendered to the company by employees in lieu of cash payment for withholding taxes related to restricted stock vesting and $224.0 million used to repurchase 1,365,598 shares of its common stock under a repurchase program.
At July 2, 2022, the company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

Recently Issued Accounting Standards

See Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 4 - Recent Issued Accounting Standards, of this Quarterly Report on Form 10-Q.

Cybersecurity Governance

The company dedicates significant resources in an effort to secure its confidential information as well as the data and any personal information the company receives and stores about its customers and employees. The company has systems in place designed to securely receive and store that information and to detect, contain, and respond to data security incidents.

The company has a robust information security training and compliance program for all new and existing employees. Training is provided at least annually, with a formal communication cadence of additional components of training being provided throughout the year. The company has not experienced a material cybersecurity or information security breach in the last three years.

Oversight responsibility for information security matters is shared by the Board (primarily through the Audit Committee) and senior management. The Audit Committee oversees the company’s cybersecurity and information security program and receives periodic updates (more frequently than annually) from senior management on cybersecurity and information security matters. The company maintains a program, overseen by the company’s Chief Financial Officer, that is designed to protect and preserve the confidentiality, integrity and continued availability of all information owned by or in the care of the company. The company has implemented a cyber incident response plan that provides controls and procedures for timely and accurate reporting of any material cybersecurity incident.
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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period coinciding with the end of the company's Fiscal Second Quarter	Variable Rate Debt

2023	$49,076
2024	25,590
2025	24,022
2026	760,137
2027 and thereafter	1,837,564
$2,696,389
The company is exposed to interest rate risk on its floating-rate debt. The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of July 2, 2022, the fair value of these instruments was an asset of $35.1 million. The change in fair value of these swap agreements in the first six months of 2022 was a gain of $39.2 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
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
Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a loss of $0.4 million at the end of the second quarter of 2022.

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
As of July 2, 2022, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended July 2, 2022, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the six months ended July 2, 2022, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
April 3, 2022 to April 30, 2022	—	$—	—	472,423
May 1, 2022 to May 28, 2022	502,686	136.93	502,686	2,469,737
May 29, 2022 to July 2, 2022	—	—	—	2,469,737
Quarter ended July 2, 2022	502,686	$136.93	502,686	2,469,737
(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, the company's Board of Directors approved the company to repurchase an additional 2,500,000 shares of its outstanding common stock under the current program. As of July 2, 2022, the total number of shares authorized for repurchase under the program is 5,000,000. As of July 2, 2022, 2,530,263 shares had been purchased under the stock repurchase program and 2,469,737 shares remained authorized for repurchase.
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

Item 6. Exhibits

Exhibits:

Exhibit 31.1 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 –	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 101 –	Financial statements on Form 10-Q for the quarter ended July 2, 2022, filed on August 11, 2022, formatted in Inline Extensive Business Reporting Language (iXBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

Exhibit 104 –	Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	August 11, 2022	By:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer