Form 10-Q
period 2022-10-01
MIDDLEBY Corp
filed 2022-11-10
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 1, 2022
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
As of November 4, 2022, there were 53,883,522 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION

QUARTER ENDED OCTOBER 1, 2022

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Oct 1, 2022	Jan 1, 2022
Current assets:
Cash and cash equivalents	$144,918	$180,362
Accounts receivable, net of reserve for doubtful accounts of $17,857 and $18,770	593,514	577,142
Inventories, net	1,062,634	837,418
Prepaid expenses and other	121,271	92,269
Prepaid taxes	28,201	19,894
Total current assets	1,950,538	1,707,085
Property, plant and equipment, net of accumulated depreciation of $282,942 and $266,203	423,947	380,980
Goodwill	2,287,420	2,243,469
Other intangibles, net of amortization of $489,750 and $442,208	1,781,801	1,875,377
Long-term deferred tax assets	22,340	33,194
Other assets	205,815	143,493
Total assets	$6,671,861	$6,383,598

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$44,664	$27,293
Accounts payable	261,169	304,740
Accrued expenses	631,945	582,855
Total current liabilities	937,778	914,888
Long-term debt	2,693,325	2,387,001
Long-term deferred tax liability	220,400	186,935
Accrued pension benefits	154,256	219,680
Other non-current liabilities	167,559	180,818
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 63,508,855 and 63,666,020 shares issued in 2022 and 2021, respectively	147	147
Paid-in capital	392,659	357,309
Treasury stock, at cost; 9,625,333 and 8,170,276 shares in 2022 and 2021	(806,079)	(566,399)
Retained earnings	3,365,675	3,062,303
Accumulated other comprehensive loss	(453,859)	(359,084)
Total stockholders' equity	2,498,543	2,494,276
Total liabilities and stockholders' equity	$6,671,861	$6,383,598

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Oct 1, 2022	Oct 2, 2021	Oct 1, 2022	Oct 2, 2021
Net sales	$992,871	$817,545	$3,001,148	$2,384,376
Cost of sales	627,639	517,918	1,944,664	1,505,149
Gross profit	365,232	299,627	1,056,484	879,227
Selling, general and administrative expenses	201,200	175,354	596,757	496,022
Restructuring expenses	2,327	791	8,231	2,596
Merger termination fee	—	(110,000)	—	(110,000)
Gain on sale of plant	—	—	—	(763)
Income from operations	161,705	233,482	451,496	491,372
Interest expense and deferred financing amortization, net	24,067	13,192	62,563	43,481
Net periodic pension benefit (other than service costs)	(9,944)	(11,363)	(32,244)	(34,268)
Other expense (income), net	8,529	794	18,478	(1,366)
Earnings before income taxes	139,053	230,859	402,699	483,525
Provision for income taxes	34,684	54,893	99,327	97,711
Net earnings	$104,369	$175,966	$303,372	$385,814

Net earnings per share:
Basic	$1.94	$3.19	$5.60	$6.99
Diluted	$1.92	$3.09	$5.50	$6.83
Weighted average number of shares
Basic	53,867	55,232	54,190	55,225
Dilutive common stock equivalents	517	1,707	944	1,301
Diluted	54,384	56,939	55,134	56,526
Comprehensive income	$64,883	$163,011	$208,597	$372,037

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, July 2, 2022	$147	$376,898	$(806,008)	$3,261,306	$(414,373)	$2,417,970
Net earnings	—	—	—	104,369	—	104,369
Currency translation adjustments	—	—	—	—	(81,774)	(81,774)
Change in unrecognized pension benefit costs, net of tax of $2,775	—	—	—	—	17,928	17,928
Unrealized gain on interest rate swap, net of tax of $8,574	—	—	—	—	24,360	24,360
Stock compensation	—	15,761	—	—	—	15,761
Purchase of treasury stock	—	—	(71)	—	—	(71)
Balance, October 1, 2022	$147	$392,659	$(806,079)	$3,365,675	$(453,859)	$2,498,543

Balance, January 1, 2022	$147	$357,309	$(566,399)	$3,062,303	$(359,084)	$2,494,276
Net earnings	—	—	—	303,372	—	303,372
Currency translation adjustments	—	—	—	—	(201,176)	(201,176)
Change in unrecognized pension benefit costs, net of tax of $6,850	—	—	—	—	44,127	44,127
Unrealized gain on interest rate swap, net of tax of $22,389	—	—	—	—	63,604	63,604
Unrealized loss on certain investments, net of tax of $(443)	—	—	—	—	(1,330)	(1,330)
Stock compensation	—	42,641	—	—	—	42,641
Purchase of treasury stock	—	—	(239,680)	—	—	(239,680)
Purchase of capped calls, net of tax of $(2,364)	—	(7,291)	—	—	—	(7,291)
Balance, October 1, 2022	$147	$392,659	$(806,079)	$3,365,675	$(453,859)	$2,498,543

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

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	Oct 1, 2022	Oct 2, 2021
Cash flows from operating activities--
Net earnings	$303,372	$385,814
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	106,917	90,672
Non-cash share-based compensation	42,641	27,136
Deferred income taxes	17,657	(5,704)
Net periodic pension benefit (other than service costs)	(32,244)	(34,268)
Gain on sale of plant	—	(763)
Other non-cash items	(32,455)	(5,632)
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(11,174)	(94,539)
Inventories, net	(214,017)	(131,707)
Prepaid expenses and other assets	(30,832)	11,132
Accounts payable	(47,262)	61,286
Accrued expenses and other liabilities	70,846	42,613
Net cash provided by operating activities	173,449	346,040
Cash flows from investing activities--
Net additions to property, plant and equipment	(50,914)	(29,732)
Proceeds on sale of property, plant and equipment	—	6,062
Purchase of intangible assets	(701)	—
Acquisitions, net of cash acquired	(206,253)	(389,009)
Net cash used in investing activities	(257,868)	(412,679)
Cash flows from financing activities--
Proceeds under Credit Facility	1,715,000	485,976
Repayments under Credit Facility	(1,360,750)	(421,550)
Premiums paid for capped call	(9,655)	—
Net repayments under international credit facilities	(24,156)	(1,473)
Payments of deferred purchase price	(7,930)	(5,861)
Repurchase of treasury stock	(239,680)	(2,477)
Other, net	(235)	(254)
Net cash provided by financing activities	72,594	54,361
Effect of exchange rates on cash and cash equivalents	(23,619)	(4,349)
Changes in cash and cash equivalents--
Net decrease in cash and cash equivalents	(35,444)	(16,627)
Cash and cash equivalents at beginning of year	180,362	268,103
Cash and cash equivalents at end of period	$144,918	$251,476

See accompanying notes

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2022
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
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of October 1, 2022 and January 1, 2022, the results of operations for the three and nine months ended October 1, 2022 and October 2, 2021, cash flows for the nine months ended October 1, 2022 and October 2, 2021 and statement of stockholders' equity for the three and nine months ended October 1, 2022 and October 2, 2021.
Certain prior year amounts have been reclassified to be consistent with current year presentation, including non-cash unrealized foreign exchange on non-functional currency third party debt, previously reported in changes in assets and liabilities, net of acquisitions to other non-cash items as an adjustments to reconcile net earnings to cash provided by operating activities on the Consolidated Statements of Cash Flows.
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
b)Non-Cash Share-Based Compensation
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $15.7 million and $10.2 million for the three months period ended October 1, 2022 and October 2, 2021, respectively. Non-cash share-based compensation expense was $42.6 million and $27.1 million for the nine months period ended October 1, 2022 and October 2, 2021, respectively.
c)Income Taxes
A tax provision of $34.7 million, at an effective rate of 24.9%, was recorded during the three months period ended October 1, 2022, as compared to a $54.9 million tax provision at an effective rate of 23.8% in the prior year period. A tax provision of $99.3 million, at an effective rate of 24.7%, was recorded during the nine months period ended October 1, 2022, as compared to a $97.7 million tax provision at a 20.2% effective rate in the prior year period. In the three months period ended July 3, 2021, the company recorded several discrete tax benefits, including a deferred tax benefit for the enacted future UK tax rate change from 19% to 25% and tax benefits for amended U.S. tax returns. When excluding the discrete tax adjustments, the 2021 rates were approximately 24.0%.
On August 16, 2022, President Biden signed the Inflation Reduction Act ("IRA") into law. The IRA enacted a 15% corporate minimum tax effective in 2023, a 1% tax on share repurchases after December 31, 2022, and created and extended certain tax-related energy incentives. We currently do not expect the tax-related provisions of the IRA to have a material impact on our financial results.

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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of October 1, 2022
Financial Assets:
Interest rate swaps	$—	$68,003	$—	$68,003

Financial Liabilities:
Contingent consideration	$—	$—	$32,332	$32,332
Foreign exchange derivative contracts	$—	$4,353	$—	$4,353

As of January 1, 2022
Financial Assets:
Interest rate swaps	$—	$3,645	$—	$3,645
Foreign exchange derivative contracts	$—	$1,095	$—	$1,095

Financial Liabilities:
Interest rate swaps	$—	$21,635	$—	$21,635
Contingent consideration	$—	$—	$34,983	$34,983
The contingent consideration as of October 1, 2022 and January 1, 2022, relates to the earnout provisions recorded in conjunction with various purchase agreements. The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings, as defined in the respective purchase agreement. On a quarterly basis, the company assesses the projected results for each acquired business in comparison to the earnout targets and adjusts the liability accordingly.
e)    Consolidated Statements of Cash Flows
Cash paid for interest was $57.0 million and $38.5 million for the nine months ended October 1, 2022 and October 2, 2021, respectively. Cash payments totaling $84.2 million and $98.9 million were made for income taxes for the nine months ended October 1, 2022 and October 2, 2021, respectively.
Other non-cash items in the adjustments to reconcile net earnings to net cash provided by operating activities consists primarily of unrealized foreign exchange on non-functional currency third party debt.

f)    Earnings Per Share
“Basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding and other dilutive securities.
The company’s potentially dilutive securities consist of shares issuable on vesting of restricted stock grants computed using the treasury method and amounted to 23,313 and 28,102 for the three months ended October 1, 2022, and October 2, 2021, respectively. The company’s potentially dilutive securities consist of shares issuable on vesting of restricted stock grants computed using the treasury method and amounted to 12,171 and 16,342 for the nine months ended October 1, 2022 and October 2, 2021, respectively. For the nine months ended October 1, 2022 and October 2, 2021, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes (as defined below) resulting in 931,897 and 1,678,501 diluted common stock equivalents to be included in the diluted net earnings per share, respectively. There have been no material conversions to date. See Note 12, Financing Arrangements for further details on the Convertible Notes. There were no anti-dilutive restricted stock grants excluded from common stock equivalents in any period presented.

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
The termination fee received is reflected in the Consolidated Statements of Comprehensive Income as the "merger termination fee" and $19.7 million of deal costs associated with the transaction are reflected in selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income.

The company completed no material acquisitions during the nine months ended October 1, 2022.
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

The goodwill and $106.6 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $24.1 million allocated to customer relationships, which is being amortized over a period of 10 years. Goodwill of $135.8 million and other intangibles of $130.7 million from this acquisition are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Goodwill and other intangibles are not expected to be deductible for tax purposes.

Kamado Joe and Masterbuilt
On December 27, 2021, the company completed its acquisition of Masterbuilt Holdings, LLC, including its residential outdoor brands ("Kamado Joe and Masterbuilt"), a leader in outdoor residential cooking located in the Atlanta, Georgia area, for a purchase price of approximately $403.6 million, net of cash acquired. The purchase price was comprised of $403.6 million in cash and 12,921 shares of Middleby common stock valued at $2.5 million. During the third quarter of 2022, the company finalized the purchase price adjustment provided for by the purchase agreement, resulting in a payment to sellers of $2.8 million.
The following estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date to estimate the fair values of assets acquired and liabilities assumed (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$5,381	$(70)	$5,311
Current assets	137,826	(5,263)	132,563
Property, plant and equipment	7,773	(1,678)	6,095
Goodwill	110,052	45,511	155,563
Other intangibles	215,577	(28,677)	186,900
Other assets	2,143	(1,174)	969
Current liabilities	(54,865)	(6,774)	(61,639)
Long-term deferred tax liability	(15,907)	—	(15,907)
Other non-current liabilities	(1,914)	946	(968)

Net assets acquired and liabilities assumed	$406,066	$2,821	$408,887
The long-term deferred tax liability amounted to $15.9 million. The net deferred tax liability is comprised of $2.3 million of deferred tax asset related to tax loss carryforwards and $18.2 million of deferred tax liability related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $145.4 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $31.4 million allocated to customer relationships, $3.0 million allocated to developed technology, and $7.1 million allocated to backlog, which are being amortized over periods of 10 to 12 years, 11 years, and 3 to 6 months, respectively. Goodwill of $155.6 million and other intangibles of $186.9 million of the company are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Of these assets, goodwill of $54.2 million and intangibles of $186.9 million are expected to be deductible for tax purposes.
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

Other 2021 Acquisitions
During the year ended January 1, 2022, the company completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition dates for the other 2021 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$6,414	$—	$6,414
Current assets	76,077	477	76,554
Property, plant and equipment	19,561	(187)	19,374
Goodwill	85,270	8,485	93,755
Other intangibles	158,725	(9,193)	149,532
Other assets	2,101	31	2,132
Current liabilities	(33,910)	53	(33,857)
Long-term deferred tax asset (liability)	(3,010)	3,457	447
Other non-current liabilities	(7,092)	(3,397)	(10,489)

Consideration paid at closing	$304,136	$(274)	$303,862

Contingent consideration	9,404	(200)	9,204

Net assets acquired and liabilities assumed	$313,540	$(474)	$313,066
The long-term deferred tax asset amounted to $0.4 million. The net deferred tax asset is comprised of $0.7 million of deferred tax asset related to tax loss carryforwards and $0.3 million of deferred tax liability related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $97.1 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $41.1 million allocated to customer relationships, $3.4 million allocated to developed technology, and $7.9 million allocated to backlog, which are being amortized over periods of 7 years, 7 years, and 3 months, respectively. Goodwill of $28.8 million and other intangibles of $89.0 million are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Goodwill of $65.0 million and other intangibles of $60.5 million are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Of these assets, goodwill of $91.8 million and intangibles of $148.4 million are expected to be deductible for tax purposes.
One purchase agreement includes earnout provisions providing for contingent payments due to the sellers to the extent certain financial targets are exceeded and upon the achievement of product rollout targets. One earnout is payable upon the achievement of product rollout targets. The second earnout is payable during 2026 if the company exceeds certain earnings targets. The contractual obligation associated with the contingent earnout provisions recognized on the acquisition date amount to $9.2 million.
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

Other 2022 Acquisitions
As of October 1, 2022, the company completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition dates for the other 2022 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$19,175	$187	$19,362
Current assets	89,245	200	89,445
Property, plant and equipment	39,610	(219)	39,391
Goodwill	91,560	2,488	94,048
Other intangibles	66,738	2,112	68,850
Long-term deferred tax asset	426	104	530
Other assets	526	(344)	182
Current portion of long-term debt	(22,072)	2,154	(19,918)
Current liabilities	(42,462)	736	(41,726)
Long term debt	(4,522)	(2,320)	(6,842)
Long-term deferred tax liability	(17,368)	85	(17,283)
Other non-current liabilities	(4,075)	(3,394)	(7,469)

Consideration paid at closing	$216,781	$1,789	$218,570

Contingent consideration	2,990	3,394	6,384

Net assets acquired and liabilities assumed	$219,771	$5,183	$224,954
The long-term deferred tax liability amounted to $17.3 million. The deferred tax liability is comprised of $15.2 million related to the difference between the book and tax basis of identifiable intangible assets and $2.1 million related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $31.5 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $27.5 million allocated to customer relationships, $3.8 million allocated to developed technology, and $6.0 million allocated to backlog, which are being amortized over periods of 7 years, 5 to 10 years, and 3 to 6 months, respectively. Goodwill of $86.3 million and other intangibles of $49.9 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Goodwill of $5.4 million and other intangibles of $18.2 million are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Goodwill of $2.3 million and other intangibles of $0.8 million are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Of these assets, goodwill of $21.1 million and intangibles of $9.7 million are expected to be deductible for tax purposes.
Two purchase agreements include earnout provisions providing for a contingent payment due to the sellers for the achievement of certain targets. One earnout is payable during 2025 to the extent certain EBITDA targets are met. The other earnout is payable yearly through 2026 based on product sales. The contractual obligation associated with the contingent earnout provisions recognized on the acquisition date amount to $6.4 million.

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
Pro Forma Financial Information

The following unaudited pro forma results of operations for the nine months ended October 1, 2022 and October 2, 2021, assumes the 2021 and 2022 acquisitions described above were completed on January 3, 2021 (first day of fiscal year 2021). The pro forma results include adjustments to reflect amortization of intangibles associated with the acquisition and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Nine Months Ended
	October 1, 2022	October 2, 2021
Net sales	$3,056,246	$2,845,214
Net earnings	332,195	375,112

Net earnings per share:
Basic	$6.13	$6.79
Diluted	$6.03	$6.64

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

3)    Litigation Matters
From time to time, the company is subject to proceedings, lawsuits and other claims related to products, suppliers, employees, customers and competitors. The company maintains insurance to partially cover product liability, workers compensation, property and casualty, and general liability matters. The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after assessment of each matter and the related insurance coverage. The required accrual may change in the future due to new developments or changes in approach, such as a change in settlement strategy in dealing with these matters. The company does not believe that any pending litigation will have a material effect on its financial condition, results of operations or cash flows.

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Three Months Ended October 1, 2022
United States and Canada	$464,053	$104,367	$145,757	$714,177
Asia	55,243	7,805	11,647	74,695
Europe and Middle East	86,962	24,264	60,200	171,426
Latin America	17,404	11,808	3,361	32,573
Total	$623,662	$148,244	$220,965	$992,871

Nine Months Ended October 1, 2022
United States and Canada	$1,313,332	$287,037	$563,047	$2,163,416
Asia	148,430	15,662	27,724	191,816
Europe and Middle East	267,565	58,924	234,203	560,692
Latin America	47,667	30,477	7,080	85,224
Total	$1,776,994	$392,100	$832,054	$3,001,148

Three Months Ended October 2, 2021
United States and Canada	$366,619	$84,443	$113,230	$564,292
Asia	49,489	4,257	2,741	56,487
Europe and Middle East	82,881	14,332	76,310	173,523
Latin America	12,491	9,638	1,114	23,243
Total	$511,480	$112,670	$193,395	$817,545

Nine Months Ended October 2, 2021
United States and Canada	$1,064,482	$259,577	$335,138	$1,659,197
Asia	146,849	10,713	7,631	165,193
Europe and Middle East	255,649	56,507	181,359	493,515
Latin America	34,433	28,375	3,663	66,471
Total	$1,501,413	$355,172	$527,791	$2,384,376

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Oct 1, 2022	Jan 1, 2022
Contract assets	$38,327	$21,592
Contract liabilities	$189,863	$133,315
Non-current contract liabilities	$11,452	$11,602

During the nine months period ended October 1, 2022, the company reclassified $15.0 million to receivables, which was included in the contract asset balance at the beginning of the period. During the nine months period ended October 1, 2022, the company recognized revenue of $94.5 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $162.7 million during the nine months period ended October 1, 2022. In addition, contract liabilities increased due to the acquisitions during the nine months ended October 1, 2022. Substantially, all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during the nine months period ended October 1, 2022.

6)    Other Comprehensive Income
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Unrealized Gain/(Loss) Certain Investments	Total
Balance as of January 1, 2022	$(97,654)	$(249,696)	$(13,064)	$1,330	$(359,084)
Other comprehensive income before reclassification	(201,176)	44,127	55,958	(1,330)	(102,421)
Amounts reclassified from accumulated other comprehensive income	—	—	7,646	—	7,646
Net current-period other comprehensive income	$(201,176)	$44,127	$63,604	(1,330)	$(94,775)
Balance as of October 1, 2022	$(298,830)	$(205,569)	$50,540	—	$(453,859)

Balance as of January 2, 2021	$(49,961)	$(400,919)	$(37,548)	$—	$(488,428)
Other comprehensive income before reclassification	(33,000)	3,052	1,480	—	(28,468)
Amounts reclassified from accumulated other comprehensive income	—	—	14,691	—	14,691
Net current-period other comprehensive income	$(33,000)	$3,052	$16,171	$—	$(13,777)
Balance as of October 2, 2021	$(82,961)	$(397,867)	$(21,377)	$—	$(502,205)

(1) As of October 1, 2022, pension and interest rate swap are net of tax of $(32.6) million and $17.9 million, respectively. During the nine months ended October 1, 2022, the adjustments to pension, interest rate swap, and loss on investments were net of tax of $6.9 million, $22.4 million, and $(0.4) million, respectively. As of October 2, 2021, pension and interest rate swap amounts are net of tax of $(88.4) million and $(7.5) million, respectively. During the nine months ended October 2, 2021, the adjustments to pension benefit costs and unrealized gain/(loss) interest rate swap were net of tax of $0.7 million and $5.6 million, respectively.
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 1, 2022	Oct 2, 2021	Oct 1, 2022	Oct 2, 2021
Net earnings	$104,369	$175,966	$303,372	$385,814
Currency translation adjustment	(81,774)	(21,881)	(201,176)	(33,000)
Pension liability adjustment, net of tax	17,928	5,870	44,127	3,052
Unrealized gain on interest rate swaps, net of tax	24,360	3,056	63,604	16,171
Unrealized loss on certain investments, net of tax	—	—	(1,330)	—
Comprehensive income	$64,883	$163,011	$208,597	$372,037
7)    Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or net realizable value. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at October 1, 2022 and January 1, 2022 are as follows (in thousands):

	Oct 1, 2022	Jan 1, 2022
Raw materials and parts	$569,965	$421,361
Work-in-process	95,952	65,581
Finished goods	396,717	350,476
	$1,062,634	$837,418

8)    Goodwill
Changes in the carrying amount of goodwill for the nine months ended October 1, 2022 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of January 1, 2022	$1,285,087	$250,715	$707,667	$2,243,469
Goodwill acquired during the year	5,469	86,314	2,265	94,048
Measurement period adjustments to goodwill acquired in prior year	858	—	53,948	54,806
Exchange effect	(31,328)	(12,245)	(61,330)	(104,903)
Balance as of October 1, 2022	$1,260,086	$324,784	$702,550	$2,287,420

The annual impairment assessment for goodwill and indefinite-lived intangible assets is performed as of the first day of the fourth quarter and since that assessment, the company does not believe there are any indicators of impairment requiring subsequent analysis. This is supported by the review of order rates, backlog levels and financial performance across business segments.

9)    Intangibles

Intangible assets consist of the following (in thousands):

	October 1, 2022			January 1, 2022
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	7.7	$824,595	$(439,285)	7.6	$863,339	$(411,327)
Backlog	0.3	19,556	(16,512)	0.2	13,684	(929)
Developed technology	8.5	77,389	(33,953)	8.9	73,461	(29,952)
		$921,540	$(489,750)		$950,484	$(442,208)
Indefinite-lived assets:
Trademarks and tradenames		$1,350,011			$1,367,101

The aggregate intangible amortization expense was $19.8 million and $18.2 million for the three months period ended October 1, 2022 and October 2, 2021, respectively. The aggregate intangible amortization expense was $69.9 million and $54.9 million for the nine months period ended October 1, 2022 and October 2, 2021, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Twelve Month Period coinciding with the end of the company's Fiscal Third Quarter	Amortization Expense

2023	$75,415
2024	63,916
2025	55,088
2026	52,949
2027	44,612
Thereafter	139,810
$431,790

10)    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Oct 1, 2022	Jan 1, 2022
Contract liabilities	$189,863	$133,315
Accrued payroll and related expenses	108,272	115,762
Accrued warranty	78,975	80,215
Accrued customer rebates	64,852	72,451
Accrued short-term leases	23,916	22,753
Accrued professional fees	22,525	19,292
Accrued sales and other tax	19,786	22,684
Accrued agent commission	17,629	13,670
Accrued product liability and workers compensation	11,573	10,952
Accrued contingent consideration	8,409	18,728
Other accrued expenses	86,145	73,033

	$631,945	$582,855

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
A rollforward of the warranty reserve is as follows (in thousands):

Nine Months Ended
Oct 1, 2022
Balance as of January 1, 2022	$80,215
Warranty reserve related to acquisitions	1,523
Warranty expense	53,139
Warranty claims	(55,902)
Balance as of October 1, 2022	$78,975

12)    Financing Arrangements

	Oct 1, 2022	Jan 1, 2022
	(in thousands)
Senior secured revolving credit line	$270,623	$683,175
Term loan facility	975,440	993,340
Delayed draw term loan facility	750,000	—
Convertible senior notes	737,019	734,417
Foreign loans	3,957	2,224
Other debt arrangement	950	1,138
Total debt	2,737,989	2,414,294
Less: Current maturities of long-term debt	44,664	27,293
Long-term debt	$2,693,325	$2,387,001
Credit Facility
As of October 1, 2022, the company had $2.0 billion of borrowings outstanding under its credit facility (the "Credit Facility"), including $981.3 million outstanding under the term loan ($975 million, net of unamortized issuance fees) and $750 million outstanding under the delayed draw term loan. The company also had $1.7 million in outstanding letters of credit as of October 1, 2022, which reduces the borrowing availability under the Credit Facility. Remaining borrowing capacity under this facility was $2.5 billion at October 1, 2022.
On August 11, 2022, the company borrowed $750 million against the delayed draw term facility as provided under the Credit Agreement. The funds were used to reduce outstanding borrowings under the revolver. The delayed draw term loan will amortize in quarterly installments due on the last day of each fiscal quarter, commencing on October 1, 2022, in an amount equal to 0.625% of the principal drawn, with the balance, plus any accrued interest payable by October 21, 2026.
At October 1, 2022, borrowings under the Credit Facility accrued interest at a rate of 1.625% above LIBOR per annum or 0.625% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. Borrowings under the Credit Facility will accrue interest at a minimum of 1.625% above LIBOR and the variable unused commitment fee will be at a minimum of 0.25%. The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 3.60% at the end of the period and the variable commitment fee was equal to 0.25% per annum as of October 1, 2022.
The term loan and delayed draw term loan facilities had an average interest rate per annum, inclusive of hedging instruments, of 3.73% as of October 1, 2022.
In addition, the company has international credit facilities to fund working capital needs outside the United States. At October 1, 2022, these foreign credit facilities amounted to $4.0 million in U.S. Dollars with a weighted average per annum interest rate of approximately 1.42%.
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

	Oct 1, 2022		Jan 1, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt excluding convertible senior notes	$2,000,970	$2,006,780	$1,679,877	$1,686,537

The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At October 1, 2022, the company had outstanding floating-to-fixed interest rate swaps totaling $229.0 million notional amount carrying an average interest rate of 2.13% maturing in less than 12 months and $948.0 million notional amount carrying an average interest rate of 1.70% that mature in more than 12 months but less than 64 months.

At October 1, 2022, the company was in compliance with all covenants pursuant to its borrowing agreements.

Convertible Notes
The following table summarizes the outstanding principal amount and carrying value of the Convertible Notes:

	Oct 1, 2022	Jan 1, 2022
	(in thousands)
Principal amounts:
Principal	$747,499	$747,500
Unamortized issuance costs	(10,480)	(13,083)
Net carrying amount	$737,019	$734,417
The following table summarizes total interest expense recognized related to the Convertible Notes:

	Three Months Ended		Nine Months Ended
	Oct 1, 2022	Oct 2, 2021	Oct 1, 2022	Oct 2, 2021
Contractual interest expense	$1,848	$1,848	$5,606	$5,607
Interest cost related to amortization of issuance costs	888	864	2,688	2,620
Total interest expense	$2,736	$2,712	$8,294	$8,227
The estimated fair value of the Convertible Notes was $859.6 million as of October 1, 2022 and was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 1(d), Fair Value Measurements, in these Notes to the Condensed Consolidated Financial Statement. The if-converted value of the Convertible Notes did not exceed their respective principal value as of October 1, 2022.

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

13)    Financial Instruments
Foreign Exchange: The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The notional amount of foreign currency contracts outstanding was $547.7 million and $350.5 million as of October 1, 2022 and January 1, 2022, respectively. The fair value of the forward and option contracts was a loss of $4.4 million at the end of the third quarter of 2022.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. In February 2022, the company entered into an additional floating-to-fixed interest rate swap agreement that uses a daily Secured Overnight Financing Rate ("SOFR") in lieu of LIBOR. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of October 1, 2022, the fair value of these instruments was an asset of $68.0 million. The change in fair value of these swap agreements in the first nine months of 2022 was a gain of $63.6 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Oct 1, 2022	Jan 1, 2022
Fair value	Prepaid expense and other	$5,495	$—
Fair value	Other assets	$62,508	$3,645
Fair value	Accrued expenses	$—	$1,171
Fair value	Other non-current liabilities	$—	$20,464
The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Presentation of Gain/(loss)	Oct 1, 2022	Oct 2, 2021	Oct 1, 2022	Oct 2, 2021
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$33,105	$(340)	$78,347	$7,117
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$171	$(4,461)	$(7,646)	$(14,691)
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

The Commercial Foodservice Equipment Group has a broad portfolio of foodservice equipment, which enables it to serve virtually any cooking, warming, refrigeration, freezing and beverage application within a commercial kitchen or foodservice operation. This equipment is used across all types of foodservice operations, including quick-service restaurants, full-service restaurants, convenience stores, retail outlets, hotels and other institutions. The products offered by this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, food warming equipment, catering equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, griddles, charcoal grills, professional mixers, stainless steel fabrication, custom millwork, professional refrigerators, blast chillers, coldrooms, ice machines, freezers, soft serve ice cream equipment, coffee and beverage dispensing equipment, home and professional craft brewing equipment, fry dispensers, bottle filling and canning equipment, and IoT solutions.

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
Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Oct 1, 2022		Oct 2, 2021		Oct 1, 2022		Oct 2, 2021
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$623,662	62.8%	$511,480	62.6%	$1,776,994	59.2%	$1,501,413	63.0%
Food Processing	148,244	14.9	112,670	13.8	392,100	13.1	355,172	14.9
Residential Kitchen	220,965	22.3	193,395	23.6	832,054	27.7	527,791	22.1
Total	$992,871	100.0%	$817,545	100.0%	$3,001,148	100.0%	$2,384,376	100.0%

The following table summarizes the results of operations for the company's business segments (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other (1)	Total
Three Months Ended October 1, 2022
Net sales	$623,662	$148,244	$220,965	$—	$992,871
Income (loss) from operations (2, 3)	143,678	26,982	29,788	(38,743)	161,705
Depreciation expense	5,855	1,558	1,861	205	9,479
Amortization expense (5)	14,283	4,311	1,289	1,778	21,661
Net capital expenditures	10,235	2,959	5,211	376	18,781

Nine Months Ended October 1, 2022
Net sales	$1,776,994	$392,100	$832,054	$—	$3,001,148
Income (loss) from operations (2, 3)	390,740	65,642	100,811	(105,697)	451,496
Depreciation expense	17,577	4,182	9,271	578	31,608
Amortization expense (5)	41,644	7,844	20,448	5,373	75,309
Net capital expenditures	23,178	10,108	16,457	1,171	50,914

Total assets	$3,718,045	$856,532	$1,949,883	$147,401	$6,671,861

Three Months Ended October 2, 2021
Net sales	$511,480	$112,670	$193,395	$—	$817,545
Income (loss) from operations (2, 3, 6)	105,529	21,425	31,322	75,206	233,482
Depreciation expense	5,793	1,353	3,608	122	10,876
Amortization expense (5)	12,822	1,773	3,589	1,570	19,754
Net capital expenditures	6,391	1,106	2,127	797	10,421

Nine Months Ended October 2, 2021
Net sales	$1,501,413	$355,172	$527,791	$—	$2,384,376
Income (loss) from operations (2, 3, 4, 6)	311,789	68,048	95,088	16,447	491,372
Depreciation expense	17,579	4,005	9,120	476	31,180
Amortization expense (5)	42,272	5,450	7,145	4,625	59,492
Net capital expenditures	17,599	3,539	7,256	1,338	29,732

Total assets	$3,498,696	$640,229	$1,578,857	$55,069	$5,772,851

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
(6)Termination fee from Welbilt merger is included in Corporate and Other.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Oct 1, 2022	Oct 2, 2021
United States and Canada	$470,952	$353,928

Asia	33,432	18,148
Europe and Middle East	135,341	204,192
Latin America	12,377	8,063
Total international	$181,150	$230,403
	$652,102	$584,331

15)    Employee Retirement Plans
The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 1, 2022	Oct 2, 2021	Oct 1, 2022	Oct 2, 2021
Net Periodic Pension Benefit:
Service cost	$—	$194	$—	$584
Interest cost	5,881	4,287	18,867	12,927
Expected return on assets	(17,505)	(19,516)	(56,155)	(58,851)
Amortization of net loss (gain)	847	3,150	2,716	9,498
Amortization of prior service cost (credit)	611	716	1,960	2,158
	$(10,166)	$(11,169)	$(32,612)	$(33,684)

The pension costs for all other plans of the company were not material during the period. The service cost component is recognized within Selling, general and administrative expenses and the non-operating components of pension benefit are included within Net periodic pension benefit (other than service cost) in the Condensed Consolidated Statements of Comprehensive Income.
16)    Share Repurchases
In November 2017, the company's Board of Directors approved a stock repurchase program authorizing the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, the company's Board of Directors approved the company to repurchase an additional 2,500,000 shares of its outstanding common stock under the current program. During the nine months period ended October 1, 2022, the company repurchased 1,365,598 shares of its common stock under the program for $224.0 million, including applicable commissions, which represented an average price of $164.07. As of October 1, 2022, 2,530,263 shares had been purchased under the stock repurchase program and 2,469,737 shares remained authorized for repurchase.

The company also treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During the three and nine months period ended October 1, 2022, the company repurchased 555 and 89,459 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $0.1 million and $15.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Notes Regarding Forward-Looking Statements

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, the impact of COVID-19 pandemic and the response of governments, businesses and other third parties; volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs and interest rates; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; ability to protect trademarks, copyrights and other intellectual property; changing market conditions, including inflation; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s SEC filings, including the company’s 2021 Annual Report on Form 10-K. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this report are made only as of the date hereof and, except as required by federal securities laws and rules and regulations of the SEC, the company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The ongoing conflict between Russia and Ukraine has resulted in significant economic disruption globally and may adversely affect our business and results of operations. In response to the Russia-Ukraine conflict, governments have imposed sanctions and other restrictive actions against Russia and accordingly, the company has suspended all sales into and purchases from Russia. The Russia-Ukraine conflict has resulted in increased transportation costs and supply chain challenges, and further escalation of such conflict may result in additional supply chain disruptions, among other things, which may adversely affect our business and results of operations. As the company does not have material operations in Ukraine or Russia, the impact of this conflict did not have a material impact on our results of operations during the nine months ended October 1, 2022. However, the extent of the adverse impacts of the ongoing conflict on the broader global economy cannot be predicted and could negatively impact our business and results of operations in the future.

Termination of Welbilt Merger

As previously disclosed, on April 20, 2021, Middleby entered into a Merger Agreement with Welbilt, Inc. Following Welbilt's receipt of an alternative acquisition proposal, on July 13, 2021, Middleby announced that, under the terms of the Merger Agreement, it would not exercise its right to propose any modifications to the terms of the Merger Agreement and would allow the match period to expire. Accordingly, on July 14, 2021, Welbilt delivered to Middleby a written notice terminating the Merger Agreement and, concurrently with Middleby’s receipt of the termination fee of $110.0 million in cash from Welbilt, the Merger Agreement was terminated on July 14, 2021.
The termination fee received is reflected in the Condensed Consolidated Statements of Comprehensive Income as the "merger termination fee" and $19.7 million of deal costs associated with the transaction are reflected in selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income.

COVID-19 Update

The global coronavirus ("COVID-19") pandemic and associated counteracting measures implemented by governments and businesses around the world, as well as subsequent accelerated recovery in global business activity, have increased uncertainty in the global business environment and led to supply chain disruptions and shortages in global markets for commodities, logistics and labor, as well as input cost inflation. More recently, the war in Ukraine has further contributed to some of the disruptive factors. Activity in most of our end markets we serve improved through 2021 and into 2022, although demand in certain businesses, most notably in our residential segment, have faced recent demand headwinds. Despite headwinds, we have been able to expand margins in a highly inflationary environment as we remain committed to productivity and profitability initiatives combined with diligent price actions where possible. The limited availability of certain product components has resulted in lengthened lead times and higher input costs, including labor, energy, freight, logistics, and in some cases, has impacted our ability to meet customer demand. The company expects input costs to remain elevated for some period of time, which we believe is being partially mitigated through higher pricing where permitted by market conditions. The availability of resources and inflationary costs have resulted in heightened inventory levels, negatively impacted margins and placed constraints on our operating cash flows. Heightened backlog levels have also been a result. Our teams are actively evaluating alternative suppliers, dual sourcing and collaborating across the organization, where appropriate, without materially presenting new risks or increasing current risks around quality and reliability. We expect our cash flows to continue to improve as we manage inventory levels to fulfill the backlog and provide for future demand. Our capital resources have been sufficient to address these challenges and are expected to continue to be.
In any environment, we are focused on delivering strong financial results and executing on our long-term strategy and profitability objectives. The public health situation, continued global response measures and corresponding impacts on various markets remain fluid and uncertain and may lead to sudden changes in trajectory and outlook. The company will continue to proactively respond to the situation and may take further actions that alter our operations as may be required by governmental authorities, or that we determine are in the best interests of our employees and operations.

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Nine Months Ended
	Oct 1, 2022		Oct 2, 2021		Oct 1, 2022		Oct 2, 2021
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$623,662	62.8%	$511,480	62.6%	$1,776,994	59.2%	$1,501,413	63.0%
Food Processing	148,244	14.9	112,670	13.8	392,100	13.1	355,172	14.9
Residential Kitchen	220,965	22.3	193,395	23.6	832,054	27.7	527,791	22.1
Total	$992,871	100.0%	$817,545	100.0%	$3,001,148	100.0%	$2,384,376	100.0%

Results of Operations
 The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended		Nine Months Ended
	Oct 1, 2022	Oct 2, 2021	Oct 1, 2022	Oct 2, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.2	63.4	64.8	63.1
Gross profit	36.8	36.6	35.2	36.9
Selling, general and administrative expenses	20.3	21.4	19.9	20.8
Restructuring	0.2	0.1	0.3	0.1
Merger termination fee	—	(13.5)	—	(4.6)
Income from operations	16.3	28.6	15.0	20.6
Interest expense and deferred financing amortization, net	2.4	1.6	2.1	1.8
Net periodic pension benefit (other than service costs)	(1.0)	(1.4)	(1.1)	(1.4)
Other expense (income), net	0.9	0.1	0.6	(0.1)
Earnings before income taxes	14.0	28.3	13.4	20.3
Provision for income taxes	3.5	6.7	3.3	4.1
Net earnings	10.5%	21.6%	10.1%	16.2%

Three Months Ended October 1, 2022 as compared to Three Months Ended October 2, 2021
NET SALES. Net sales for the three months period ended October 1, 2022 increased by $175.4 million or 21.5% to $992.9 million as compared to $817.5 million in the three months period ended October 2, 2021. Net sales increased by $88.7 million, or 10.9%, from the fiscal 2021 acquisitions of Novy, Imperial, Newton CFV, Char-Griller, Kamado Joe and Masterbuilt and the fiscal 2022 acquisitions of Kloppenberg, Proxaut, Icetro, CP Packaging and Colussi Ermes. Excluding acquisitions, net sales increased $86.7 million, or 10.6%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended October 1, 2022 decreased net sales by approximately $29.3 million or 3.6%. Excluding the impact of foreign exchange and acquisitions, sales increased 14.2% for the three months period ended October 1, 2022 as compared to the prior year period, including a net sales increase of 17.0% at the Commercial Foodservice Equipment Group, a net sales increase of 21.7% at the Food Processing Equipment Group and a net sales increase of 2.3% at the Residential Kitchen Equipment Group.
•Net sales of the Commercial Foodservice Equipment Group increased by $112.2 million, or 21.9%, to $623.7 million in the three months period ended October 1, 2022, as compared to $511.5 million in the prior year period. Net sales from the acquisitions of Imperial, Newton CFV, Kloppenberg and Icetro, which were acquired on September 24, 2021, November 16, 2021, April 25, 2022 and June 30, 2022, respectively, accounted for an increase of $37.9 million during the three months period ended October 1, 2022. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $74.3 million, or 14.5%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $87.2 million, or 17.0%, at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $97.5 million, or 26.6%, to $464.1 million, as compared to $366.6 million in the prior year period. This includes an increase of $30.4 million from the recent acquisitions. Excluding the acquisitions, the net increase in domestic sales was $67.1 million, or 18.3%. The increase in domestic sales is related to pricing increases and higher shipments. International sales increased $14.7 million, or 10.1%, to $159.6 million, as compared to $144.9 million in the prior year period. This includes an increase of $7.5 million from the recent acquisitions and a decrease of $12.9 million related to the unfavorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $20.1 million, or 13.9%. The increase in international sales is related to improvements in market conditions, primarily in the European and Latin American markets.
•Net sales of the Food Processing Equipment Group increased by $35.6 million, or 31.6%, to $148.2 million in the three months period ended October 1, 2022, as compared to $112.6 million in the prior year period. Net sales from the acquisitions of Proxaut, CP Packaging and Colussi Ermes, which were acquired on June 29, 2022, July 12, 2022 and July 27, 2022, respectively, accounted for an increase of $16.6 million during the three months period ended October 1, 2022. Excluding the impact of acquisitions, net sales of the Food Processing Equipment Group increased $19.0 million, or 16.9%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $24.4 million, or 21.7%, at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $19.9 million, or 23.6%, to $104.3 million, as compared to $84.4 million in the prior year period. This includes an increase of $5.6 million from the recent acquisitions. International sales increased $15.7 million, or 55.7%, to $43.9 million, as compared to $28.2 million in the prior year period. This includes an increase of $11.0 million from the recent acquisitions and a decrease of $5.4 million related to the unfavorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $10.1 million, or 35.8%. The increase in domestic and international sales reflects growth driven by both bakery and protein products.
•Net sales of the Residential Kitchen Equipment Group increased by $27.6 million, or 14.3%, to $221.0 million in the three months period ended October 1, 2022, as compared to $193.4 million in the prior year period. Net sales from the acquisitions of Novy, Char-Griller, and Kamado Joe and Masterbuilt, which were acquired on July 12, 2021, December 27, 2021 and December 27, 2021, respectively, accounted for an increase of $34.2 million during the three months period ended October 1, 2022. Excluding the impact of the acquisitions, net sales of the Residential Kitchen Equipment Group decreased $6.6 million, or 3.4%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $4.4 million, or 2.3% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $32.6 million, or 28.8%, to $145.8 million, as compared to $113.2 million in the prior year period. This includes an increase of $20.1 million from the recent acquisitions. Excluding the acquisitions, the net increase in domestic sales was $12.5 million, or 11.0%. The increase in domestic sales reflects the strong demand for our premium appliance brands. International sales decreased $5.0 million, or 6.2%, to $75.2 million, as compared to $80.2 million in the prior year period. This includes an increase of $14.1 million from the recent acquisitions and a decrease of $11.0 million related to the unfavorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales decrease in international sales was $8.1 million, or 10.1%. The decrease in international sales was primarily driven by challenging market conditions in the European market.

GROSS PROFIT. Gross profit increased to $365.2 million in the three months period ended October 1, 2022, as compared to $299.6 million in the prior year period, primarily reflecting higher sales volumes related to improvements in domestic market conditions and consumer demand. The impact of foreign exchange rates decreased gross profit by approximately $11.4 million. The gross margin rate was 36.8% in the three months period ended October 1, 2022, as compared to 36.6% in the prior year period.

•Gross profit at the Commercial Foodservice Equipment Group increased by $49.6 million, or 26.5%, to $236.9 million in the three months period ended October 1, 2022, as compared to $187.3 million in the prior year period. Gross profit from the acquisitions of Imperial, Newton CFV, Kloppenberg and Icetro increased gross profit by $13.7 million. Excluding acquisitions, gross profit increased by $35.9 million related to higher sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $5.1 million. The gross margin rate increased to 38.0%, as compared to 36.6% in the prior year period. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 38.1%.

•Gross profit at the Food Processing Equipment Group increased by $11.9 million, or 28.4%, to $53.8 million in the three months period ended October 1, 2022, as compared to $41.9 million in the prior year period. Gross profit from the acquisitions of Proxaut, CP Packaging and Colussi Ermes increased gross profit by $4.7 million. Excluding acquisitions, gross profit increased by $7.2 million related to higher sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $2.5 million. The gross profit margin rate decreased to 36.3%, as compared to 37.2% in the prior year period, which was negatively impacted by acquisitions. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 37.7%.

•Gross profit at the Residential Kitchen Equipment Group increased by $4.2 million, or 5.9%, to $74.9 million in the three months period ended October 1, 2022, as compared to $70.7 million in the prior year period. Gross profit from the acquisitions of Novy, Char-Griller, and Kamado Joe and Masterbuilt increased gross profit by $4.5 million. The impact of foreign exchange rates decreased gross profit by approximately $3.8 million. The gross margin rate decreased to 33.9%, as compared to 36.6% in the prior year period, which was negatively impacted by acquisitions. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 37.5%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased to $201.2 million in the three months period ended October 1, 2022, as compared to $175.4 million in the three months period ended October 2, 2021. As a percentage of net sales, selling, general, and administrative expenses were 20.3% in the three months period ended October 1, 2022 as compared to 21.4% in the three months period ended October 2, 2021.

Selling, general and administrative expenses reflect increased costs of $19.6 million associated with acquisitions, including $4.5 million of intangible amortization expense. Selling, general and administrative expenses increased from compensation, selling and commissions expenses. Foreign exchange rates had a favorable impact of $5.4 million.

RESTRUCTURING EXPENSES. Restructuring expenses increased $1.5 million to $2.3 million for the three months period ended October 1, 2022, as compared to $0.8 million for the three months period ended October 2, 2021. Restructuring expenses in the three months period ended October 1, 2022 related primarily to headcount reductions and facility consolidations within the Residential Kitchen Equipment Group. Restructuring expenses in the three months period ended October 2, 2021 related primarily to headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $24.1 million in the three months period ended October 1, 2022, as compared to $13.2 million in the prior year period primarily reflecting higher interest rates and borrowings levels on our current debt structure. Net periodic pension benefit (other than service costs) decreased $1.5 million to $9.9 million in the three months period ended October 1, 2022, as compared to $11.4 million in the prior year period. Other expenses were $8.5 million in the three months period ended October 1, 2022, as compared to other income of $0.8 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $34.7 million, at an effective rate of 24.9%, was recorded during the three months period ended October 1, 2022, as compared to $54.9 million at an effective rate of 23.8%, in the prior year period. The effective tax rate for the three months period ended October 1, 2022 is higher than the comparable prior year rate primarily due to higher non-deductible costs in 2022.

Nine Months Ended October 1, 2022 as compared to Nine Months Ended October 2, 2021
 NET SALES. Net sales for the nine months period ended October 1, 2022 increased by $616.8 million, or 25.9%, to $3,001.2 million as compared to $2,384.4 million in the nine months period ended October 2, 2021. Net sales increased by $362.6 million, or 15.2%, from the fiscal 2021 acquisitions of Novy, Imperial, Newton CFV, Char-Griller, Kamado Joe and Masterbuilt and the fiscal 2022 acquisitions of Kloppenberg, Proxaut, Icetro, CP Packaging and Colussi Ermes. Excluding acquisitions, net sales increased $254.2 million, or 10.7%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the nine months period ended October 1, 2022 decreased net sales by approximately $58.0 million, or 2.4%. Excluding the impact of foreign exchange and acquisitions, sales increased 13.1% for nine months period ended October 1, 2022 as compared to the prior year period, including a net sales increase of 15.3% at the Commercial Foodservice Equipment Group, a net sales increase of 9.0% at the Food Processing Equipment Group and a net sales increase of 9.5% at the Residential Kitchen Equipment Group.
•Net sales of the Commercial Foodservice Equipment Group increased by $275.6 million, or 18.4%, to $1,777.0 million in the nine months period ended October 1, 2022, as compared to $1,501.4 million in the prior year period. Net sales from the acquisitions of Imperial, Newton CFV, Kloppenberg and Icetro, which were acquired on September 24, 2021, November 16, 2021, April 25, 2022 and June 30, 2022, respectively, accounted for an increase of $72.8 million during the nine months period ended October 1, 2022. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $202.8 million, or 13.5%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $230.1 million, or 15.3%, at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $248.8 million, or 23.4%, to $1,313.3 million, as compared to $1,064.5 million in the prior year period. This includes an increase of $64.6 million from recent acquisitions. Excluding acquisitions, the net increase in domestic sales was $184.2 million, or 17.3%. The increase in domestic sales is related to improvements in market conditions and consumer demand. International sales increased $26.8 million, or 6.1%, to $463.7 million, as compared to $436.9 million in the prior year period. This includes an increase of $8.2 million from the recent acquisitions and a decrease of $27.3 million related to the unfavorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $45.9 million, or 10.5%. The increase in international revenues is related to improvements in market conditions, primarily in the European and Latin American markets.
•Net sales of the Food Processing Equipment Group increased by $36.9 million, or 10.4%, to $392.1 million in the nine months period ended October 1, 2022, as compared to $355.2 million in the prior year period. Net sales from the acquisitions of Proxaut, CP Packaging and Colussi Ermes, which were acquired on June 29, 2022, July 12, 2022 and July 27, 2022, respectively, accounted for an increase of $16.6 million during the nine months period ended October 1, 2022. Excluding the impact of acquisitions, net sales of the Food Processing Equipment Group increased $20.3 million, or 5.7%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $32.1 million, or 9.0%, at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $27.4 million, or 10.6%, to $287.0 million, as compared to $259.6 million in the prior year period. This includes an increase of $5.6 million from recent acquisitions. The increase in domestic sales reflects growth driven by bakery and protein products. International sales increased $9.5 million, or 9.9%, to $105.1 million, as compared to $95.6 million in the prior year period. This includes an increase of $11.0 million from the recent acquisitions and a decrease of $11.8 million related to the unfavorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $10.3 million, or 10.8%. The increase in international sales reflects growth primarily driven by protein products.
•Net sales of the Residential Kitchen Equipment Group increased by $304.3 million, or 57.7%, to $832.1 million in the nine months period ended October 1, 2022, as compared to $527.8 million in the prior year period. Net sales from the acquisitions of Novy, Char-Griller, and Kamado Joe and Masterbuilt, which were acquired on July 12, 2021, December 27, 2021 and December 27, 2021, respectively, accounted for an increase of $273.2 million during the nine months period ended October 1, 2022. Excluding the impact of acquisitions, net sales of the Residential Kitchen Equipment Group increased $31.1 million, or 5.9%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $50.0 million, or 9.5%, at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $228.0 million, or 68.0%, to $563.1 million, as compared to $335.1 million in the prior year period. This includes an increase of $175.3 million from recent acquisitions. Excluding acquisitions, the net increase in domestic sales was $52.7 million, or 15.7%. The increase in domestic sales reflects the strong demand for our premium appliance brands. International sales increased $76.3 million, or 39.6%, to $269.0 million, as compared to $192.7 million in the prior year period. This includes an increase of $97.9 million from the recent acquisitions and a decrease of $18.9 million related to the unfavorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales decrease in international sales was $2.7 million, or 1.4%.

GROSS PROFIT. Gross profit increased to $1,056.5 million in the nine months period ended October 1, 2022 as compared to $879.2 million in the prior year period, primarily reflecting higher sales volumes related to improvements in domestic market conditions and consumer demand. The impact of foreign exchange rates decreased gross profit by approximately $22.7 million. The gross margin rate was 35.2% in the nine months period ended October 1, 2022 as compared to 36.9% in the nine months period ended October 2, 2021. Gross profit margins have been negatively impacted by acquisitions, including $17.3 million of acquisition related inventory step-up charges, along with rising costs of many raw materials and inputs, as well as higher labor rates and logistics costs.

•Gross profit at the Commercial Foodservice Equipment Group increased by $107.1 million, or 19.3%, to $661.6 million in the nine months period ended October 1, 2022, as compared to $554.5 million in the prior year period. Gross profit from the acquisitions of Imperial, Newton CFV, Kloppenberg and Icetro increased gross profit by $26.9 million. Excluding acquisitions, gross profit increased by $80.2 million related to higher sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $10.6 million. The gross margin rate increased to 37.2%, as compared to 36.9% in the prior year period. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 37.3%.

•Gross profit at the Food Processing Equipment Group increased by $8.0 million, or 6.2%, to $136.3 million in the nine months period ended October 1, 2022, as compared to $128.3 million in the prior year period. Gross profit from the acquisitions of Proxaut, CP Packaging and Colussi Ermes increased gross profit by $4.8 million. Excluding acquisitions, gross profit increased by $3.2 million related to higher sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $5.0 million. The gross profit margin rate decreased to 34.8%, as compared to 36.1% in the prior year period primarily related to acquisitions and product mix. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 35.2%.

•Gross profit at the Residential Kitchen Equipment Group increased by $63.6 million, or 32.4%, to $259.9 million in the nine months period ended October 1, 2022, as compared to $196.3 million in the prior year period. Gross profit from the acquisitions of Novy, Char-Griller, and Kamado Joe and Masterbuilt increased gross profit by $47.9 million. The impact of foreign exchange rates decreased gross profit by approximately $7.1 million. The gross margin rate decreased to 31.2%, as compared to 37.2% in the prior year period. Gross profit margins have been negatively impacted by acquisitions, including $15.1 million of acquisition related inventory step-up charges. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 37.9%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased to $596.8 million in the nine months period ended October 1, 2022, as compared to $496.0 million in the nine months period ended October 2, 2021. As a percentage of net sales, selling, general, and administrative expenses were 19.9% in the nine months period ended October 1, 2022, as compared to 20.8% in the nine months period ended October 2, 2021.

Selling, general and administrative expenses reflect increased costs of $73.8 million associated with acquisitions, including $22.4 million of intangible amortization expense. Selling, general and administrative expenses increased from compensation, selling and commissions expenses. Foreign exchange rates had a favorable impact of $10.7 million.

RESTRUCTURING EXPENSES. Restructuring expenses increased $5.6 million to $8.2 million in the nine months period ended October 1, 2022 from $2.6 million in the nine months period ended October 2, 2021. Restructuring expenses in the nine months period ended October 1, 2022 related primarily to non-cash restructuring valuation allowances on balances associated with activities in Russia and headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group. Restructuring expenses in the nine months period ended October 2, 2021 related primarily to headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $62.6 million in the nine months period ended October 1, 2022, as compared to $43.5 million in the prior year period, reflecting the increase in interest rates and borrowing levels under our current credit facility. Net periodic pension benefit (other than service costs) decreased $2.1 million to $32.2 million in the nine months period ended October 1, 2022, as compared to $34.3 million in the prior year period. Other income was $18.5 million in the nine months period ended October 1, 2022, as compared to other income of $1.4 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $99.3 million, at an effective rate of 24.7%, was recorded during the nine months period ended October 1, 2022, as compared to $97.7 million at an effective rate of 20.2%, in the prior year period. The effective tax rate for the nine months period ended October 1, 2022 is higher than the comparable prior year rate primarily due to discrete tax benefits recorded in 2021 for a deferred tax benefit for the enacted UK tax rate change from 19% to 25% and tax benefits from amended U.S. tax returns. When excluding the discrete tax adjustments, the 2021 rate was approximately 24.0%.

Financial Condition and Liquidity
During the nine months ended October 1, 2022, cash and cash equivalents decreased by $35.5 million to $144.9 million from $180.4 million at January 1, 2022. Total debt increased to $2.7 billion at October 1, 2022 from $2.4 billion at January 1, 2022.
OPERATING ACTIVITIES. Net cash provided by operating activities was $173.4 million for the nine months ended October 1, 2022, compared to $346.0 million for the nine months ended October 2, 2021.

During the nine months period ended October 1, 2022, working capital changes continued to have a meaningful impact on operating cash flow, primarily driven by increased inventory of $214.0 million related the seasonality of acquired businesses, efforts to mitigate supply chain risks and the inflationary impacts on inventory.
INVESTING ACTIVITIES. During the nine months ended October 1, 2022, net cash used for investing activities amounted to $257.9 million. Cash used to fund acquisitions and investments amounted to $206.3 million. Additionally, $50.9 million was expended, primarily for additions and upgrades of production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows provided by financing activities were $72.6 million during the nine months ended October 1, 2022. The company’s borrowing activities during the nine months ended October 1, 2022 included $354.3 million of net proceeds under its Credit Facility. Additionally, the company repurchased $239.7 million of Middleby common shares during the nine months ended October 1, 2022. This was comprised of $15.7 million to repurchase 89,459 shares of Middleby common stock that were surrendered to the company by employees in lieu of cash payment for withholding taxes related to restricted stock vesting and $224.0 million used to repurchase 1,365,598 shares of its common stock under a repurchase program.
At October 1, 2022, the company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

Recently Issued Accounting Standards

See Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 4 - Recently Issued Accounting Standards, of this Quarterly Report on Form 10-Q.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period coinciding with the end of the company's Fiscal Third Quarter	Variable Rate Debt

2023	$44,664
2024	42,722
2025	779,705
2026	42,637
2027 and thereafter	1,828,261
$2,737,989
The company is exposed to interest rate risk on its floating-rate debt. The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. In February 2022, the company entered into an additional floating-to-fixed interest rate swap agreement that uses a daily SOFR in lieu of LIBOR.The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of October 1, 2022, the fair value of these instruments was an asset of $68.0 million. The change in fair value of these swap agreements in the first nine months of 2022 was a gain of $63.6 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
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
Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a loss of $4.4 million at the end of the third quarter of 2022.

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
As of October 1, 2022, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended October 1, 2022, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the nine months ended October 1, 2022, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
July 3, 2022 to July 30, 2022	—	$—	—	2,469,737
July 31, 2022 to August 27, 2022	—	—	—	2,469,737
August 28, 2022 to October 1, 2022	—	—	—	2,469,737
Quarter ended October 1, 2022	—	$—	—	2,469,737
(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, the company's Board of Directors approved the company to repurchase an additional 2,500,000 shares of its outstanding common stock under the current program. As of October 1, 2022, the total number of shares authorized for repurchase under the program is 5,000,000. As of October 1, 2022, 2,530,263 shares had been purchased under the stock repurchase program and 2,469,737 shares remained authorized for repurchase.
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

Item 6. Exhibits

Exhibits:

Exhibit 31.1 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 –	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 101 –	Financial statements on Form 10-Q for the quarter ended October 1, 2022, filed on November 10, 2022, formatted in Inline Extensive Business Reporting Language (iXBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

Exhibit 104 –	Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	November 10, 2022	By:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer