Form 10-K
period 2022-12-31
MIDDLEBY Corp
filed 2023-03-01
CIK 769520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of July 2, 2022 was approximately $6,751,760,667.
 The number of shares outstanding of the Registrant’s class of common stock, as of February 27, 2023, was 53,609,743 shares.

Documents Incorporated by Reference
Part III of Form 10-K incorporates by reference the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2023 annual meeting of stockholders.

THE MIDDLEBY CORPORATION
DECEMBER 31, 2022
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

The company's annual reports on Form 10-K, including this Form 10-K, as well as the company's quarterly reports on Form
10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on the company's website, www.middleby.com. These reports are available as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

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

This commercial foodservice equipment is marketed under a portfolio of seventy-two brands, including Anets, APW Wyott, Bakers Pride, Beech, BKI, Blodgett, Blodgett Combi, Bloomfield, Britannia, Carter-Hoffmann, Celfrost, Concordia, CookTek, Crown, CTX, Desmon, Deutsche Beverage, Doyon, Eswood, EVO, Firex, Follett, Frifri, Globe, Goldstein, Holman, Houno, Hydra Rinse, Icetro, IMC, Imperial, Induc, Inline Filling Systems, Jade, JoeTap, Josper, Kloppenberg, L2F, Lang, Lincat, Marco, MagiKitch’n, Market Forge, Marsal, Meheen, Middleby Marshall, MPC, Newton CFV, Nieco, Nu-Vu, Perfect Fry, Pitco, Powerhouse Dynamics, QualServ, RAM, Southbend, Ss Brewtech, Star, Starline, Sveba Dahlen, Synesso, Tank, Taylor, Thor, Toastmaster, TurboChef, U-Line, Ultrafryer, Varimixer, Wells, Wild Goose Filling and Wunder-Bar.

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

Food Processing Equipment Group

The Food Processing Equipment Group offers a broad portfolio of processing solutions for customers producing protein products, such as bacon, salami, hot dogs, dinner sausages, poultry and lunchmeats and bakery products, such as muffins, cookies, crackers, pies, bread and buns. Through its broad line of products, the company is able to deliver a wide array of food preparation, thermal processing, slicing/packaging, facility automation and equipment sanitation solutions to service a variety of food processing requirements demanded by its customers. The company can offer highly integrated full processing line solutions that provide a food processing operation a uniquely integrated solution providing for the highest level of food quality, product consistency, and reduced operating costs resulting from increased product yields, increased capacity, greater throughput and reduced labor costs through automation.

This food processing equipment is marketed under a portfolio of twenty-six brands, including Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Colussi Ermes, Cozzini, CV-Tek, Danfotech, Drake, Escher, Glimek, Hinds-Bock, Key-Log, Maurer-Atmos, MP Equipment, Pacproinc, Proxaut, RapidPak, Scanico, Spooner Vicars, Stewart Systems, Sveba Dahlen, Thurne, Ve.Ma.C., and Visionpak.

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

Residential Kitchen Equipment Group

The Residential Kitchen Equipment Group manufactures, sells and distributes kitchen equipment for the residential market. Principal product lines of this group are ranges, cookers, stoves, cooktops, microwaves, ovens, refrigerators, dishwashers, undercounter refrigeration, wine cellars, ice machines, beer dispensers, ventilation equipment, mixers, rotisseries and outdoor cooking equipment. These products are sold and marketed under a portfolio of twenty-three brands, including AGA, AGA Cookshop, Brava, Char-Griller, EVO, Kamado Joe, La Cornue, Leisure Sinks, Lynx, Marvel, Masterbuilt, Mercury, Novy, Rangemaster, Rayburn, Redfyre, Sedona, Ss Brewtech, Stanley, TurboChef, U-Line, Varimixer and Viking.

Acquisition Strategy

The company has pursued a strategy to acquire and assemble a leading portfolio of brands and technologies for each of its three business segments. Over the past two years, the company has completed seventeen acquisitions to add to its portfolio of brands and technologies of the Commercial Foodservice Equipment Group and the Residential Kitchen Equipment Group. These acquisitions have added fourteen brands to the Middleby portfolio and positioned the company as a leading provider of equipment in each respective industry. Significant acquisitions included Novy and Kamado Joe and Masterbuilt, acquired for a purchase price of $250.9 million and $403.6 million, net of cash acquired, respectively. All other acquisitions were acquired for an aggregate purchase price totaling $598.4 million, net of cash acquired.

Commercial Foodservice Equipment Group
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
•April 2022: The company completed its acquisition of all of the assets of Kloppenberg LLC ("Kloppenberg"), a manufacturer of ice bins, dispensers, carts, and ice transportation systems, located in Englewood, Colorado.
•June 2022: The company completed its acquisition of all of the capital stock of Icetro Co., Ltd. ("Icetro"), a manufacturer of ice, soft serve and slush machines, located in South Korea.

•December 2022: The company completed its acquisition of all the capital stock of Marco Beverage Systems ("Marco"), a leading designer and manufacturer of innovative and energy-efficient beverage dispense solutions, located in Ireland.

Food Processing Equipment Group
•June 2022: The company completed its acquisition of all of the capital stock of Proxaut S.r.l. ("Proxaut"), a leader in auto guided vehicles for the food and industrial processing companies, located in Italy.
•July 2022: The company completed its acquisition of all of the capital stock of CP Packaging, LLC ("CP Packaging"), a leading manufacturer of advanced high-speed vacuum packaging equipment, located in Appleton, Wisconsin.
•July 2022: The company completed its acquisition of all of the capital stock of Colussi Ermes S.r.l. ("Colussi"), a leading manufacturer of automated washing solutions, located in Italy.
•November 2022: The company completed its acquisition of all of the capital stock of Escher Mixers S.r.l ("Escher"), a leading manufacturer of highly engineered spiral and planetary mixers for the industrial baking industry, located in Italy.

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
The company is developing innovations to solve the challenges within our customers' operations. We believe automated equipment that addresses labor issues will provide our customers a meaningful return on their investment. Innovative equipment solutions, including integrated IoT platforms and universal controllers, will allow restaurateurs to scale their operations quickly and leverage data to make operational decisions.

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

Food processing has quickly become a highly competitive landscape dominated by a few large conglomerates that possess a variety of food brands. The consolidation of food processing plants associated with industry consolidation drives a need for more flexible and efficient equipment that is capable of processing large volumes in quicker cycle times. In recent years, food processors have had to conform to the demands of “big box” retailers and the restaurant industry, including, most importantly, greater product consistency and exact package weights. Food processors are beginning to realize that their old equipment is no longer capable of efficiently producing adequate uniformity in the large product volumes required, and they are turning to equipment manufacturers that offer better process control for proven product consistency, innovative packaging designs and other solutions. To protect their own brands and reputations, retailers and large restaurant chains are also dictating food safety standards that are often stricter than government regulations.

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

Residential Kitchen Equipment Industry
The company’s end-users include customers with high-end residential kitchens as well as retail dealers of residential cooking equipment. The market potential for such equipment has continued to broaden due to an increase in interest from the consumer to have professionally styled appliances with commercial inspired, higher performing features in their home as well as their outdoor entertaining space. The kitchen, both indoors and out, has been the main area in which consumers have invested the most money over the past several decades to increase the personal satisfaction and the value of their home. Other important factors which affect the market size and growth include the level of new home starts, increase in home renovations and general macro-economic factors. Macro-economic factors such as GDP growth, employment rates, inflation, interest rates and consumer confidence, which impact the overall economy, impact the residential kitchen equipment industry and cause variability in the revenues at this segment. The residential kitchen appliance industry is estimated to be in excess of $260.0 billion worldwide.

Backlog

Commercial Foodservice Equipment Group

The backlog of orders for the Commercial Foodservice Equipment Group was $754.8 million at December 31, 2022, most all of which is expected to be filled during 2023. The Commercial Foodservice Equipment Group's backlog was $881.9 million at January 1, 2022. The acquired Kloppenberg, Icetro and Marco businesses accounted for $8.8 million of the backlog. The backlog is not necessarily indicative of the level of business expected for the year and the growth in backlog represents impacts from COVID-19 pandemic related market conditions and supply chain challenges.

Food Processing Equipment Group

The backlog of orders for the Food Processing Equipment Group was $313.2 million at December 31, 2022, which is expected to be filled by the end of fiscal 2024. The Food Processing Equipment Group's backlog was $187.5 million at January 1, 2022. The acquired Proxaut, CP Packaging, Colussi, and Escher businesses accounted for $42.2 million of the backlog.

Residential Kitchen Equipment Group

The backlog of orders for the Residential Kitchen Equipment Group was $175.0 million at December 31, 2022, all of which is expected to be filled during 2023. The Residential Kitchen Equipment Group's backlog was $443.4 million at January 1, 2022.

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

The company’s sale process is highly consultative due to the highly technical nature of the equipment, especially in the case of the full processing line solutions. During a typical sales process, salespeople make several visits to the customer’s facility to conceptually discuss the production requirements, footprint and configuration of the proposed equipment. The company employs a technically proficient sales force, many of whom have previous technical experience with the company as well as education backgrounds in food science. The sales strategy of the company is fostered with Protein and Bakery Innovation Centers in Chicago, Dallas and India, which are available for development with technical performance and product testing for customers.

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

Marketing support is provided to and coordinated with its network of dealers, designers, and home builders' sales partners to allow for coordinated efforts to market jointly to the end-user customers. The company in certain cases offers incentive based financial programs to invest in local marketing activities with these sales partners.

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

The company believes that it is one of the largest multiple-line manufacturers of commercial kitchen, food processing and residential kitchen equipment in the U.S. and worldwide although some of its competitors are units of operations that are larger than the company and possess greater financial and personnel resources. Among the company's major competitors to the Commercial Foodservice Equipment Group are the Ali Group S.r.l.; Duke Manufacturing; AB Electrolux; Haier Group; Hoshizaki America, Inc.; Hobart Corporation and Vulcan-Hart, subsidiaries of Illinois Tool Works Inc.; Marmon Foodservice Technologies, a Berkshire Hathaway Company; Midea Group; Panasonic Corporation; Rational AG; SMEG S.p.A.; and Welbilt, Inc. Major competitors to the Food Processing Equipment Group include AMF Bakery Systems, The GEA Group, JBT Technologies, Marel, and Provisur. The residential kitchen appliance sector is highly competitive and includes a number of large global competitors including, AB Electrolux, GE Appliances, LG Corporation, Panasonic Corporation, Samsung Group, Weber Inc., and Whirlpool Corporation. However, within the premium segment of this kitchen equipment market, there are fewer full line competitors and the company’s competition includes Bertazzoni; Bosch, Gaggenau, and Thermador, subsidiaries of Bosch Siemens; Dacor, subsidiary of Samsung Electronics America; Haier Group; Midea Group; Miele; SMEG S.p.A.; and Sub-Zero and Wolf, subsidiaries of Sub-Zero Group, Inc.

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

The Commercial Foodservice Equipment Group manufactures its products in twenty-three domestic and twenty international production facilities. The Food Processing Equipment Group manufactures its products in twelve domestic and nine international production facilities. The Residential Kitchen Equipment Group manufactures its products in six domestic and five international production facilities. See Item 2. Properties for a list of the principal domestic and international manufacturing facilities by segment.

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

Sources of Supply

The company purchases its raw materials and component parts from a number of suppliers. The majority of the company’s material purchases are standard commodity-type materials, such as stainless steel, electrical components and hardware. These materials and parts generally are available in adequate quantities from numerous suppliers. Some component parts are obtained from sole sources of supply. In such instances, management believes it can substitute other suppliers as required. The majority of fabrication is done internally through the use of automated equipment. Certain equipment and accessories are manufactured by other suppliers for sale by the company. The company believes it enjoys good relationships with its suppliers. The present sources of supply have been impacted by COVID-19 pandemic market conditions, however, are adequate for the company's present and anticipated future requirements.

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

The company's leading portfolio of trade names of its Commercial Foodservice Equipment Group include Anets, APW Wyott, Bakers Pride, Beech, BKI, Blodgett, Blodgett Combi, Bloomfield, Britannia, Carter-Hoffmann, Celfrost, Concordia, CookTek, Crown, CTX, Desmon, Deutsche Beverage, Doyon, Eswood, EVO, Firex, Follett, Frifri, Globe, Goldstein, Holman, Houno, Hydra Rinse, Icetro, IMC, Imperial, Induc, Inline Filling Systems, Jade, JoeTap, Josper, Kloppenberg, L2F, Lang, Lincat, Marco, MagiKitch’n, Market Forge, Marsal, Meheen, Middleby Marshall, MPC, Newton CFV, Nieco, Nu-Vu, Perfect Fry, Pitco, Powerhouse Dynamics, QualServ, RAM, Southbend, Ss Brewtech, Star, Starline, Sveba Dahlen, Synesso, Tank, Taylor, Thor, Toastmaster, TurboChef, U-Line, Ultrafryer, Varimixer, Wells, Wild Goose Filling and Wunder-Bar.

The company’s leading portfolio of trade names of its Food Processing Equipment Group include Alkar, Armor Inox, Auto-Bake, Baker Thermal Solutions, Burford, Colussi Ermes, Cozzini, CV-Tek, Danfotech, Drake, Escher, Glimek, Hinds-Bock, Key-Log, Maurer-Atmos, MP Equipment, Pacproinc, Proxaut, RapidPak, Scanico, Spooner Vicars, Stewart Systems, Sveba Dahlen, Thurne, Ve.Ma.C., and Visionpak.

The company’s leading portfolio of trade names of its Residential Kitchen Equipment Group include AGA, AGA Cookshop, Brava, Char-Griller, EVO, Kamado Joe, La Cornue, Leisure Sinks, Lynx, Marvel, Masterbuilt, Mercury, Novy, Rangemaster, Rayburn, Redfyre, Sedona, Ss Brewtech, Stanley, TurboChef, U-Line, Varimixer and Viking.

The company holds a broad portfolio of patents and licenses covering technology and applications related to various products, equipment and systems. Management believes the expiration of any one of these patents would not have a material adverse effect on the overall operations or profitability of the company.

Human Capital

As of December 31, 2022, 11,268 persons were employed by the company and its subsidiaries among the various groups as described below. 6,272 employees are located in the United States and the remaining employees are located outside of the United States. Unionized employees accounted for approximately 5% of the company’s workforce as of December 31, 2022. Management believes that the relationships between employees and management are good.

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

Commercial Foodservice Equipment Group

As of December 31, 2022, 6,556 persons were employed within the Commercial Foodservice Equipment Group. Of this amount, 2,700 were management, administrative, sales, engineering and supervisory personnel; 3,411 were hourly production non-union workers; and 445 were hourly production union members. Included in these totals were 2,718 individuals employed outside of the United States, of which 1,374 were management, sales, administrative and engineering personnel, 1,199 were hourly production non-union workers and 145 were hourly production union workers, who participate in an employee cooperative. At its Windsor, California facility, the company has a union contract with the Sheet Metal Workers International Association that expires on December 31, 2023. At its Elgin, Illinois facility, the company has a union contract with the International Brotherhood of Teamsters that expires on July 31, 2025. At its Easton, Pennsylvania facility, the company has a union contract with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union that expires on May 4, 2023. The company also has a union workforce at its manufacturing facility in the Philippines, under a contract that expires on June 30, 2026. Management believes that the relationships between employees, unions and management are good.

Food Processing Equipment Group

As of December 31, 2022, 2,068 persons were employed within the Food Processing Equipment Group. Of this amount, 1,080 were management, administrative, sales, engineering and supervisory personnel; 844 were hourly production non-union workers; and 144 were hourly production union members. Included in these totals were 1,070 individuals employed outside of the United States, of which 617 were management, sales, administrative and engineering personnel and 453 were hourly production non-union workers. At its Lodi, Wisconsin facility, the company has a contract with the International Association of Bridge, Structural, Ornamental and Reinforcing Ironworkers that expires on December 31, 2024. At its Algona, Iowa facility, the company has a union contract with the United Food and Commercial Workers that expires on December 31, 2026. Management believes that the relationships between employees, unions and management are good.

Residential Kitchen Equipment Group

As of December 31, 2022, 2,581 persons were employed within the Residential Kitchen Equipment Group. Of this amount, 1,158 were management, administrative, sales, engineering and supervisory personnel and 1,423 were hourly production workers. Included in these totals were 1,208 individuals employed outside of the United States, of which 567 were management, sales, administrative and engineering personnel and 641 were hourly non-union production workers. Management believes that the relationships between employees and management are good.

Corporate

As of December 31, 2022, 63 persons were employed at the corporate office.

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

Employee Safety

The company is dedicated to providing a safe and healthy workplace by operating in accordance with established health and safety protocols. The company encourages a culture of safety due to the fact it reduces the risk of injury to employees, decreases expenses, and increases production. Each of our manufacturing locations maintains active safety committees that frequently review and assess the safety condition of their local work environment. The company invests in safety training, shares best practices, and reviews claim activity to continually review our progress in minimizing employee injury incidents in the workplace.

Diversity

Fostering a culture that supports diversity among employees as well as professional growth and advancement is an integral part of the company’s identity. The company has a commitment to build its workforce from diverse backgrounds, experiences and talents among race, religion, language, nationality, disability, age and gender. Through our diverse workforce, the company is well-positioned to attract the best talent, which allows better alignment with customers and creative and efficient development of new products for the marketplace. As a global corporation, the company embraces and celebrates differences among our employees and endeavors to cultivate an environment where diversity and inclusion are core values of the organization.

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

The company’s operating results are impacted by the health of the North American, European, Asian and Latin American economies. The company’s business and financial performance, including collection of its accounts receivable, may be adversely affected by current and future economic conditions that may cause a decline in business and consumer spending, a reduction in the availability of credit and decreased growth of its existing customers, resulting in customers electing to delay the replacement of aging equipment. Higher energy costs, rising interest rates, weakness in the residential construction, housing and home improvement markets, financial market volatility, inflation, recession, global hostilities and acts of terrorism may also adversely affect the company’s business and financial performance. Additionally, the company may experience difficulties in scaling its operations due to economic pressures in the U.S. and international markets.
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

The company is monitoring the global outbreak of the COVID-19 pandemic and taking steps to mitigate the risks posed by its spread, including working with its customers, employees, suppliers and other stakeholders. The pandemic has adversely affected, the company's financial results, condition and outlook. Certain elements of the company's business (including its supply chain, distribution systems, production levels and research and development activities) and operations have been negatively impacted due to significant portions of the company's workforce being unable to work effectively due to quarantines, government orders and guidance, facility closures, illness, travel restrictions, implementation of precautionary measures and other restrictions. The company also has experienced, and expects to continue to experience, volatility in demand given disruptions in global health, economic and market conditions, consumer behavior and global restaurant operations. If the pandemic continues and conditions worsen, the company expects to experience additional adverse impacts on operational and commercial activities, costs, customer orders and purchases and collections of accounts receivable, which may be material, and the extent of these exposures remains uncertain even if conditions begin to improve. The pandemic has also increased the risk related to the company's ability to ensure business continuity during a potential disruption, including increased cybersecurity attacks related to the work-from-home environment. Furthermore, the pandemic has impacted and may further impact the broader economies of affected countries, including adversely impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, inflation and interest rates, all of which could continue to negatively impact the company. Due to the global breadth of the pandemic's spread and the range of governmental and community reactions, there is uncertainty around the pandemic's ultimate impact and the timing of recovery. The lingering effects of the pandemic could lead to an extended disruption of economic activity and the impact on the company's consolidated results of operations, financial position and cash flows could be material. In addition, the continuation or a resurgence of the pandemic could exacerbate the other risk factors.

The company’s level of indebtedness could adversely affect its business, results of operations and growth strategy.

The company now has and may continue to have a significant amount of indebtedness. At December 31, 2022, the company had $2.7 billion of borrowings and $1.9 million in letters of credit outstanding. In August 2020, the company issued $747.5 million aggregate principal amount of 1.00% Convertible Senior Notes due 2025 (the "Convertible Notes"), which bear interest semi-annually in arrears and mature on September 1, 2025, unless they are redeemed, repurchased or converted prior to such date in accordance with their terms. Upon conversion, the company can elect to pay or deliver, cash, shares of common stock or a combination of cash and shares of common stock, in respect of the remainder, if any, of the company's conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Under certain circumstances, the holders of the Convertible Notes may require the company to repay all or a portion of the principal and interest outstanding under the Convertible Notes in cash prior to the maturity date, which could have an adverse effect on the company's financial results.

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

The company's profitability has been and may continue to be adversely affected during any periods of unexpected or rapid increases in interest rates. The company maintains a revolving credit facility, which, at December 31, 2022, bore interest at 1.625% above LIBOR per annum. A significant increase in any of the forgoing rates would significantly increase the company's cost of borrowings, reduce the availability and increase the cost of obtaining new debt and refinancing existing indebtedness and/or negatively impact the market price of the company's common stock. For additional detail related to this risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk."

The company has a significant amount of goodwill and indefinite life intangibles could suffer losses due to asset impairment charges.

The company’s balance sheet includes a significant amount of goodwill and indefinite life intangible assets, which represent approximately 35% and 20%, respectively, of its total assets as of December 31, 2022. The excess of the purchase price over the fair value of assets acquired, including identifiable intangible assets, and liabilities assumed in conjunction with acquisitions is recorded as goodwill. In accordance with Accounting Standards Codification (“ASC”) 350 Intangibles-Goodwill and Other, the company’s long-lived assets (including goodwill and other intangibles) are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of long-lived assets, the company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. Various uncertainties, including continued adverse conditions in the capital markets or changes in general economic conditions, could impact the future operating performance at one or more of the company’s businesses, which could significantly affect the company’s valuations and could result in additional future impairments. Also, estimates of future cash flows are judgments based on the company’s experience and knowledge of operations. These estimates could be significantly impacted by many factors, including changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends. If the company’s estimates or the underlying assumptions change in the future, the company may be required to record impairment charges that, if incurred, could have a material adverse effect on the company’s reported net earnings.

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

The spread of COVID-19 and other contagious diseases, or other adverse public health developments, has had a material and adverse effect on our business operations. These effects have included and could continue to include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities or the facilities of our suppliers or customers. Any disruption of our suppliers' or customers' businesses would likely impact our sales and operating results.

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

There can be no assurance that the company will be able to succeed in marketing its products and services in international markets. The company may also experience difficulty in managing its international operations because of, among other things, competitive conditions overseas, geopolitical threats or hostilities, management of foreign exchange risk, established domestic markets, and language and cultural differences. Any of these factors could have a material adverse effect on the success of the company’s international operations and, consequently, on the company’s business, financial condition and operating results.

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

Because the company has a significant number of workers whose employment is subject to collective bargaining agreements and labor union representation, the company is vulnerable to possible organized work stoppages and similar actions. Unionized employees accounted for approximately 5% of the company’s workforce as of December 31, 2022. The company has union contracts with employees at its facilities in Windsor, California; Algona, Iowa; Elgin, Illinois; Easton, Pennsylvania and Lodi, Wisconsin that extend through December 2023, December 2026, July 2025, May 2023 and December 2024, respectively. The company also has a union workforce at its manufacturing facility in the Philippines under a contract that extends through June 2026. Approximately 2% of the company's workforce is covered by collective bargaining agreements that expire within one year. Any future strikes, employee slowdowns or similar actions by one or more unions, in connection with labor contract negotiations or otherwise, could have a material adverse effect on the company’s ability to operate the company’s business.

The company depends significantly on its key personnel.

The company depends significantly on the company’s executive officers and certain other key personnel, who could be difficult to replace. While the company has employment agreements with certain key executives, the company cannot be certain that it will succeed in retaining key personnel or their services under existing agreements. The incapacity, inability or unwillingness of certain personnel to perform their services may have a material adverse effect on the company. There is intense competition for qualified personnel within the company’s industry, and there can be no assurance that the company will be able to continue to attract, motivate and retain personnel with the skills and experience needed to successfully manage the company's business and operations.

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

•general stock market conditions; or

•other economic or external factors.

Item 1B.      Unresolved Staff Comments

Not applicable.

Item 2.      Properties

The company's principal executive offices are located in Elgin, Illinois. The company operates forty-one manufacturing facilities in the U.S. and thirty-four manufacturing facilities internationally.

The principal properties of the company used to conduct business operations are listed below:

Location	Principal Function	Square Footage	Owned/ Leased	Lease Expiration
Commercial Foodservice:
Fort Smith, AR	Manufacturing, Warehousing and Offices	712,600	Leased	Jan-26
Brea, CA	Manufacturing, Warehousing and Offices	86,600	Leased	Sep-26
Corona, CA	Manufacturing and Offices	86,000	Owned	N/A
Vacaville, CA	Manufacturing, Warehousing and Offices	128,800	Leased	Nov-29
Windsor, CA	Manufacturing, Warehousing and Offices	75,000	Leased	Apr-32
Englewood, CO	Manufacturing, Warehousing and Offices	105,000	Owned	N/A
Louisville, CO	Manufacturing, Warehousing and Offices	37,700	Leased	Jul-28
Venice, FL	Manufacturing, Warehousing and Offices	23,300	Leased	Jun-24
Elgin, IL	Manufacturing, Warehousing and Offices	191,200	Owned	N/A
Mundelein, IL	Manufacturing, Warehousing and Offices	70,000	Owned	N/A
Rockton, IL	Manufacturing, Warehousing and Offices	339,400	Owned	N/A
South Beloit, IL	Warehousing	171,700	Leased	Mar-24
Menominee, MI	Manufacturing, Warehousing and Offices	60,000	Owned	N/A
Charlotte, NC	Manufacturing, Warehousing and Offices	44,000	Leased	Feb-24
Fuquay-Varina, NC	Manufacturing, Warehousing and Offices	183,900	Owned	N/A
Bow, NH	Manufacturing, Warehousing and Offices	100,000	Owned	N/A
Pembroke, NH	Warehousing	136,200	Leased	Jul-24
Dayton, OH	Manufacturing, Warehousing and Offices	37,700	Owned	N/A
Moraine, OH	Warehousing	38,300	Leased	Jun-27
Tualatin, OR	Manufacturing, Warehousing and Offices	29,500	Leased	May-28
Easton, PA	Manufacturing, Warehousing and Offices	246,700	Owned	N/A
Smithville, TN	Manufacturing, Warehousing and Offices	268,000	Owned	N/A
Carrollton, TX	Manufacturing, Warehousing and Offices	132,400	Leased	Aug-32
Essex Junction, VT*	Manufacturing, Warehousing and Offices	372,500	Owned	N/A
Renton, WA	Manufacturing, Warehousing and Offices	72,400	Leased	Sep-28
New South Wales, Australia	Manufacturing, Warehousing and Offices	204,900	Owned	N/A
Toronto, Canada*	Manufacturing, Warehousing and Offices	87,700	Owned	N/A
Humen, China	Manufacturing, Warehousing	6,600	Leased	Mar-23
Ningbo, China	Manufacturing, Warehousing and Offices	64,300	Leased	Oct-25
Qingdao City, China	Manufacturing, Warehousing and Offices	113,500	Leased	Jul-29
Zhuhai City, China	Manufacturing, Warehousing and Offices	104,500	Leased	Dec-22
Brøndby, Denmark	Manufacturing, Warehousing and Offices	50,900	Owned	N/A
Randers, Denmark	Manufacturing, Warehousing and Offices	50,100	Owned	N/A
Viljandi, Estonia	Manufacturing and Offices	47,000	Owned	N/A
Dublin, Ireland	Manufacturing, Warehousing and Offices	17,100	Leased	Sep-24
Nusco, Italy	Manufacturing, Warehousing and Offices	260,600	Owned	N/A
Sedico, Italy	Manufacturing, Warehousing and Offices	52,500	Leased	Jan-23
Nogales, Mexico	Manufacturing, Warehousing and Offices	129,000	Owned	N/A
Wiślina, Poland	Manufacturing, Warehousing and Offices	77,500	Owned	N/A
Incheon, South Korea	Manufacturing, Warehousing and Offices	227,400	Owned	N/A
Pineda de Mar, Spain	Manufacturing, Warehousing and Offices	50,100	Owned	N/A
Fristad, Sweden	Manufacturing, Warehousing and Offices	173,800	Owned	N/A
Laguna, the Philippines	Manufacturing, Warehousing and Offices	115,200	Owned	N/A
Lincoln, the United Kingdom	Manufacturing, Warehousing and Offices	100,000	Owned	N/A

Location	Principal Function	Square Footage	Owned/ Leased	Lease Expiration
Food Processing:
Gainesville, GA	Manufacturing, Warehousing and Offices	107,400	Owned	N/A
Algona, IA	Manufacturing, Warehousing and Offices	70,100	Owned	N/A
Elgin, IL	Manufacturing, Warehousing and Offices	75,000	Owned	N/A
Elk Grove, IL	Manufacturing, Warehousing and Offices	101,500	Leased	Nov-29
Clayton, NC	Manufacturing, Warehousing and Offices	65,000	Leased	Oct-24
Maysville, OK	Manufacturing, Warehousing and Offices	36,700	Owned	N/A
Souderton, PA	Manufacturing, Warehousing and Offices	50,000	Owned	N/A
Plano, TX	Manufacturing, Warehousing and Offices	339,100	Leased	Apr-25
Waynesboro, VA	Manufacturing, Warehousing and Offices	26,400	Owned	N/A
Bothell, WA	Manufacturing, Warehousing and Offices	23,600	Leased	May-25
Appleton, WI	Manufacturing, Warehousing and Offices	20,000	Owned	N/A
Lodi, WI	Manufacturing, Warehousing and Offices	114,600	Owned	N/A
Aalborg, Denmark	Manufacturing, Warehousing and Offices	68,300	Leased	Dec-25
Mauron, France	Manufacturing, Warehousing and Offices	107,200	Leased	Jan-23
Reichenau, Germany	Manufacturing, Warehousing and Offices	57,900	Owned	N/A
Bangalore, India	Manufacturing, Warehousing and Offices	75,000	Leased	Mar-24
Casarsa della Delizia, Italy	Manufacturing, Warehousing and Offices	109,200	Leased	May-33
Castelnuovo Rangone, Italy	Manufacturing, Warehousing and Offices	26,800	Leased	Aug-24
Piumazzo, Italy	Manufacturing, Warehousing and Offices	32,900	Leased	Mar-30
Vicenza, Italy	Manufacturing, Warehousing and Offices	53,500	Owned	N/A
Norwich, the United Kingdom	Manufacturing, Warehousing and Offices	30,000	Owned	N/A

Residential Kitchen:
Chino, CA	Warehousing and Offices	100,000	Leased	Apr-27
Redwood City, CA	Warehousing and Offices	20,600	Leased	Jul-24
Atlanta, GA	Warehousing and Offices	169,200	Leased	Dec-24
Buford, GA	Warehousing and Offices	178,100	Leased	Jun-23
Columbus, GA	Warehousing and Offices	148,800	Leased	Jun-23
Greenville, MI	Manufacturing, Warehousing and Offices	225,000	Owned	N/A
Greenwood, MS**	Manufacturing, Warehousing and Offices	740,600	Owned	N/A
Brown Deer, WI	Manufacturing, Warehousing and Offices	165,700	Leased	Nov-26
Kuurne, Belgium	Manufacturing and Offices	242,300	Owned	N/A
Saint Ouen L'aumone, France	Manufacturing and Warehousing	30,400	Owned	N/A
Waterford, Ireland	Warehousing and Offices	73,000	Leased	Jul-27
Ketley, the United Kingdom	Manufacturing and Offices	217,300	Owned	N/A
Leamington Spa, the United Kingdom	Manufacturing and Offices	270,200	Owned	N/A
Leamington Spa, the United Kingdom	Manufacturing and Offices	100,300	Leased	Aug-29
Nottingham, the United Kingdom	Warehousing and Offices	153,100	Owned	N/A
 * Contains two separate manufacturing facilities.
** Contains four separate manufacturing facilities.

At various other locations the company leases small amounts of space for administrative, manufacturing, distribution and sales functions, and in certain instances limited short-term inventory storage. These locations are in Australia, Brazil, Canada, China, Czech Republic, Denmark, Dubai, France, Germany, India, Italy, Mexico, Netherlands, Philippines, Spain, the United Kingdom and various locations in the United States.

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

PART II
Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market

The company's Common Stock trades on the Nasdaq Global Select Market under the symbol "MIDD".

Stockholders

The company estimates there were approximately 54,820 record holders of the company's common stock as of February 27, 2023.

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

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
October 2, 2022 to October 29, 2022	—	$—	—	2,469,737
October 30, 2022 to November 26, 2022	—	—	—	2,469,737
November 27, 2022 to December 31, 2022	188,363	132.66	188,363	2,281,374
Quarter ended December 31, 2022	188,363	$132.66	188,363	2,281,374

(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, the company's Board of Directors approved the company to repurchase an additional 2,500,000 shares of its outstanding common stock under the current program. As of December 31, 2022, the total number of shares authorized for repurchase under the program is 5,000,000. As of December 31, 2022, 2,718,626 shares had been purchased under the stock repurchase program and 2,281,374 shares remained authorized for repurchase.
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
Item 6.      [Reserved]

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

COVID-19 Update

The global coronavirus ("COVID-19") pandemic and associated counteracting measures implemented by governments and businesses around the world, as well as subsequent accelerated recovery in global business activity, have increased uncertainty in the global business environment and led to supply chain disruptions and shortages in global markets for commodities, logistics and labor, as well as input cost inflation. More recently, the war in Ukraine has further contributed to some of the disruptive factors. Activity in most of our end markets we serve improved through 2021 and into 2022, although demand in certain businesses, most notably in our residential segment, have faced recent demand headwinds. While facing headwinds, including a highly inflationary environment, we remain committed to executing productivity and profitability initiatives to address margin challenges, combined with diligent pricing actions where possible. The limited availability of certain product components has resulted in lengthened lead times and higher input costs, including labor, energy, freight, logistics, and in some cases, has impacted our ability to meet customer demand. The company expects input costs to remain elevated for some period of time, which we are working to mitigate. The availability of resources and inflationary costs have resulted in heightened inventory levels, impacts margins and placed constraints on our operating cash flows. Heightened backlog levels have also resulted. Our teams are actively evaluating options for alternative suppliers, dual sourcing and collaborating across the organization, where appropriate, without materially presenting new risks or increasing current risks around quality and reliability. We expect our cash flows to continue to improve as we manage inventory levels to fulfill the backlog and provide for future demand. Our capital resources have been sufficient to address these challenges and are expected to continue to be.
We remain focused on delivering strong financial results and executing on our long-term strategy and profitability objectives. The lingering effects of the COVID-19 pandemic, global response measures and corresponding impacts on various markets remain fluid and uncertain and may lead to sudden changes in trajectory and outlook. The company plans to continue to proactively respond to the situation and may take further actions that alter our operations as may be required by governmental authorities, or that we determine are in the best interests of our employees and operations.

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
NET SALES SUMMARY
(dollars in thousands)

Fiscal Year Ended(1)
	2022		2021		2020
	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:

Commercial Foodservice	$2,410,266	59.8%	$2,032,761	62.5%	$1,510,279	60.1%

Food Processing	574,465	14.2	480,746	14.8	437,272	17.4

Residential Kitchen	1,048,122	26.0	737,285	22.7	565,706	22.5

Total	$4,032,853	100.0%	$3,250,792	100.0%	$2,513,257	100.0%

(1)The company's fiscal year ends on the Saturday nearest to December 31.

Results of Operations

The following table sets forth certain items in the consolidated statements of earnings as a percentage of net sales for the periods presented:

	Fiscal Year Ended(1)
	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.1	63.2	64.9
Gross profit	35.9	36.8	35.1
Selling, general and administrative expenses	19.8	20.5	21.2
Restructuring	0.2	0.3	0.5
Merger termination fee	—	(3.4)	—
Gain on sale of plant	—	—	(0.1)
Impairments	—	—	0.6
Income from operations	15.9	19.4	12.9
Interest expense and deferred financing amortization, net	2.2	1.8	3.1
Net periodic pension benefit (other than service cost & curtailment)	(1.0)	(1.4)	(1.6)
Curtailment loss	—	—	0.6
Other expense (income), net	0.7	—	0.1
Earnings before income taxes	14.0	19.0	10.7
Provision for income taxes	3.2	4.0	2.4
Net earnings	10.8%	15.0%	8.3%

(1)The company's fiscal year ends on the Saturday nearest to December 31.

Fiscal Year Ended December 31, 2022 as Compared to January 1, 2022

NET SALES. Net sales in fiscal 2022 increased by $782.1 million, or 24.1%, to $4,032.9 million as compared to $3,250.8 million in fiscal 2021. Net sales increased by $433.6 million, or 13.3%, from the fiscal 2021 acquisitions of Novy, Imperial, Newton CFV, Char-Griller, Kamado Joe and Masterbuilt and the fiscal 2022 acquisitions of Kloppenberg, Proxaut, Icetro, CP Packaging, Colussi, Escher, and Marco. Excluding acquisitions, net sales increased $348.5 million, or 10.7%, from the prior year. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for fiscal 2022 decreased net sales by approximately $85.0 million. Excluding the impact of foreign exchange and acquisitions, sales increased 13.3% for the year, including a net sales increase of 16.4% at the Commercial Foodservice Equipment Group, a net sales increase of 14.3% at the Food Processing Equipment Group and a net sales increase of 4.3% at the Residential Kitchen Equipment Group.

•Net sales of the Commercial Foodservice Equipment Group increased by $377.5 million, or 18.6%, to $2,410.3 million in fiscal 2022 as compared to $2,032.8 million in fiscal 2021. Net sales from the acquisitions of Imperial, Newton CFV, Kloppenberg, Icetro, and Marco, which were acquired on September 24, 2021, November 16, 2021, April 25, 2022, June 30, 2022, and December 20, 2022, respectively, accounted for an increase of $84.6 million during fiscal 2022. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $292.9 million, or 14.4%, as compared to the prior year. Excluding the impact of foreign exchange and acquisitions, net sales increased $333.2 million, or 16.4% at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $331.2 million, or 23.1%, to $1,766.3 million, as compared to $1,435.1 million in the prior year. This includes an increase of $70.7 million from recent acquisitions. Excluding acquisitions, the net increase in domestic sales was $260.5 million, or 18.2%. The increase in domestic sales is related to improvements in market conditions, consumer demand, and pricing increases. International sales increased $46.3 million, or 7.7%, to $644.0 million, as compared to $597.7 million in the prior year. This includes the increase of $13.9 million from recent acquisitions and a decrease of $40.3 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $72.7 million, or 12.2%. The increase in international sales is related to improvements in market conditions, primarily in the European and Latin American markets.

•Net sales of the Food Processing Equipment Group increased by $93.8 million, or 19.5%, to $574.5 million in fiscal 2022, as compared to $480.7 million in fiscal 2021. Net sales from the acquisitions of Proxaut, CP Packaging, Colussi, and Escher, which were acquired on June 29, 2022, July 12, 2022, July 27, 2022, and November 10, 2022, respectively, accounted for an increase of $41.3 million during fiscal 2022. Excluding the impact of acquisitions, net sales of the Food processing Equipment Group increased $52.5 million, or 10.9%, as compared to the prior year. Excluding the impact of foreign exchange and acquisitions, net sales increased $68.7 million, or 14.3% at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $63.6 million, or 18.3%, to $410.9 million, as compared to $347.3 million in the prior year. This includes an increase of $11.3 million from recent acquisitions. Excluding acquisitions, the net increase in domestic sales was $52.3 million, or 15.1%. The increase in domestic sales reflects growth primarily driven by protein products. International sales increased $30.2 million, or 22.6%, to $163.6 million, as compared to $133.4 million in the prior year. This includes the increase of $30.0 million from recent acquisitions and a decrease of $16.2 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales increase in international sales was $16.4 million, or 12.3%. The increase in international sales reflects growth primarily driven by protein products.

•Net sales of the Residential Kitchen Equipment Group increased by $310.8 million, or 42.2%, to $1,048.1 million in fiscal 2022, as compared to $737.3 million in fiscal 2021. Net sales from the acquisitions of Novy, Char-Griller, and Kamado Joe and Masterbuilt, which were acquired on July 12, 2021, December 27, 2021, and December 27, 2021, respectively, accounted for an increase of $307.7 million during fiscal 2022. Excluding the impact of acquisitions, net sales of the Residential Kitchen Equipment Group increased $3.1 million, or 0.4%, as compared to the prior year. Excluding the impact of foreign exchange and acquisitions, net sales increased $31.6 million, or 4.3% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales increase of $247.5 million, or 54.5%, to $701.9 million, as compared to $454.4 million in the prior year. This includes an increase of $204.2 million from recent acquisitions. Excluding acquisitions, the net increase in domestic sales was $43.3 million, or 9.5%. The increase in domestic sales reflects the strong demand for our premium appliance brands. International sales increased $63.3 million, or 22.4% to $346.2 million, as compared to $282.9 million in the prior year. This includes an increase of $103.5 million from recent acquisitions and a decrease of $28.5 million related to the unfavorable impact of exchange rates. Excluding acquisitions and foreign exchange, the net sales decrease in international sales was $11.7 million, or 4.1%. The decrease in international sales was primarily driven by challenging market conditions in the European market.

GROSS PROFIT. Gross profit increased by $251.7 million to $1,446.6 million in fiscal 2022 from $1,194.9 million in fiscal 2021, primarily reflecting higher sales volumes related to improvements in market conditions and consumer demand, partially offset by the unfavorable impact of foreign exchange rates of $33.1 million. The gross profit margin rate decreased to 35.9% in 2022 as compared to 36.8% in 2021. The gross margin rate in fiscal 2022 excluding acquisitions and impact of foreign exchange was 37.5%. Gross profit margins have been negatively impacted by acquisitions, including $17.4 million of acquisition related inventory step-up charges, along with rising costs of many raw materials and inputs, higher labor rates, and logistics costs.

•Gross profit at the Commercial Foodservice Equipment Group increased by $161.7 million, or 21.5%, to $914.6 million in fiscal 2022 as compared to $752.9 million in fiscal 2021. Gross profit from acquisitions increased gross profit by $29.8 million. Excluding acquisitions, gross profit increased by $131.9 million related to higher sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $15.2 million. The gross profit margin rate increased to 37.9% in fiscal 2022 as compared to 37.0% in the prior year. The gross profit margin rate in fiscal 2022 excluding acquisitions and the impact of foreign exchange was 38.0%.

•Gross profit at the Food Processing Equipment Group increased by $33.2 million, or 19.1%, to $207.4 million in fiscal 2022 as compared to $174.2 million in fiscal 2021. Gross profit from acquisitions increased gross profit by $12.2 million. Excluding acquisitions, gross profit increased by $21.0 million related to higher sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $7.3 million. The gross profit margin rate decreased to 36.1% in fiscal 2022 as compared to 36.2% in the prior year. The gross profit margin rate in fiscal 2022 excluding the impact of foreign exchange was 36.9%.

•Gross profit at the Residential Kitchen Equipment Group increased by $57.2 million, or 21.3%, to $325.8 million in fiscal 2022 as compared to $268.6 million in fiscal 2021. Gross profit from acquisitions increased gross profit by $54.8 million. Excluding acquisitions, gross profit increased by $2.4 million. The impact of foreign exchange rates decreased gross profit by approximately $10.6 million. The gross margin rate decreased to 31.1% in fiscal 2022 as compared to 36.4% in the prior year. Gross profit margins have been negatively impacted by acquisitions, including $15.1 million of acquisition related inventory step-up charges. The gross profit margin rate in fiscal 2022 excluding acquisitions and the impact of foreign exchange was 36.6%.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Combined selling, general, and administrative expenses increased by $129.2 million to $797.2 million in fiscal 2022 from $668.0 million in 2021. As a percentage of net sales, selling, general and administrative expenses amounted to 19.8% in fiscal 2022 and 20.5% in fiscal 2021.

Selling, general and administrative expenses reflect increased costs of $88.1 million associated with acquisitions, including $22.7 million of non-cash intangible amortization expense. Selling, general and administrative expenses increased from compensation, selling and commissions expenses, partially offset by lower professional fees and intangible amortization expense. Foreign exchange rates had a favorable impact of $15.1 million.

RESTRUCTURING EXPENSES. Restructuring expenses increased $2.0 million to $9.7 million from $7.7 million in the prior year period. In fiscal 2022, restructuring expenses related primarily to headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group and non-cash restructuring valuation allowances on balances associated with activities in Russia. During fiscal 2021, restructuring charges related primarily to headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group.

INCOME FROM OPERATIONS. Income from operations increased $9.6 million to $639.6 million in fiscal 2022 from $630.0 million in fiscal 2021. Operating income as a percentage of net sales amounted to 15.9% in 2022 as compared to 19.4% in 2021. During fiscal 2021, the company received approximately $67.7 million in a termination fee, net of deal costs and taxes. The increase in operating income resulted from increased sales volumes driven by acquisitions and improved market conditions.

Income from operations in 2022 included $189.3 million of non-cash expenses, including $44.6 million of depreciation expense, $86.3 million of intangible amortization related to acquisitions and $58.4 million of stock based compensation. This compares to $160.8 million of non-cash expenses in the prior year, including $42.7 million of depreciation expense, $75.8 million of intangible amortization related to acquisitions and $42.3 million of stock based compensation costs.

NON-OPERATING EXPENSES. Non-operating expenses increased $64.7 million to $75.2 million of expense in fiscal 2022 from $10.5 million of expense in fiscal 2021. Net interest expense and deferred financing increased $31.8 million to $89.0 million in fiscal 2022 from $57.2 million in fiscal 2021 reflecting the increase in interest rates and borrowing levels under our current credit facility. Net periodic pension benefit (other than service costs and curtailment) decreased $2.4 million to $42.7 million in fiscal 2022 from $45.1 million in fiscal 2021. Other expense was $28.9 million during fiscal 2022 as compared to other income of $1.6 million during fiscal 2021, consisting mainly of foreign exchange losses and gains.

INCOME TAXES. A tax provision of $127.8 million, at an effective rate of 22.7%, was recorded for fiscal 2022 as compared to $131.0 million at an effective rate of 21.1%, in fiscal 2021. The fiscal 2022 tax provision includes a deferred tax benefit of approximately $13 million associated with legal entity restructuring the company undertook to integrate and simplify the company’s business operations. The fiscal 2022 tax provision also reflects higher non-deductible stock compensation expense, where the prior year included favorable impacts from tax rate changes, tax refunds and adjustments for the finalization of 2020 tax returns. The effective rates in 2022 and 2021 are higher than the federal tax rate of 21% primarily due to state taxes and foreign tax rate differentials.

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

GROSS PROFIT. Gross profit increased by $312.9 million to $1,194.9 million in fiscal 2021 from $882.0 million in fiscal 2020, primarily reflecting higher sales volumes related to improvements in market conditions and consumer demand and the favorable impact of foreign exchange rates of $14.0 million. The gross profit margin rate increased to 36.8% in 2021 as compared to 35.1% in 2020. The gross margin rate in fiscal 2021 excluding acquisitions and impact of foreign exchange was 37.0%.

•Gross profit at the Commercial Foodservice Equipment Group increased by $230.7 million, or 44.2%, to $752.9 million in fiscal 2021 as compared to $522.2 million in fiscal 2020. Gross profit from acquisitions increased gross profit by $27.1 million. Excluding acquisitions, gross profit increased by approximately $203.6 million related to higher sales volumes. The impact of foreign exchange rates increased gross profit by approximately $6.7 million. The gross profit margin rate increased to 37.0% in fiscal 2021 as compared to 34.6% in the prior year. The gross profit margin rate in fiscal 2021 excluding acquisitions and the impact of foreign exchange was 37.1%.

•Gross profit at the Food Processing Equipment Group increased by $17.1 million, or 10.9%, to $174.2 million in fiscal 2021 as compared to $157.1 million in fiscal 2020. The impact of foreign exchange rates increased gross profit by approximately $2.0 million. The gross profit margin rate increased to 36.2% in fiscal 2021 as compared to 35.9% in the prior year. The gross profit margin rate in fiscal 2021 excluding the impact of foreign exchange was 36.1%.

•Gross profit at the Residential Kitchen Equipment Group increased by $64.3 million, or 31.5%, to $268.6 million in fiscal 2021 as compared to $204.3 million in fiscal 2020. Gross profit from acquisitions increased gross profit by $11.0 million. Excluding acquisitions, gross profit increased by approximately $53.3 million related to higher sales volumes. The impact of foreign exchange rates increased gross profit by approximately $5.3 million. The gross margin rate increased to 36.4% in fiscal 2021 as compared to 36.1% in the prior year. The gross profit margin rate in fiscal 2021 excluding acquisitions and the impact of foreign exchange was 37.5%.

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

IMPAIRMENTS. In fiscal 2020, the company recognized impairment of $11.6 million associated with several trade names in conjunction with the diminution of value as we assessed current market conditions and future business plans. See Note 3 (f) to the Consolidated Financial Statements for further information on the annual impairment testing. In addition, the company recorded an impairment charge of approximately $2.9 million to reflect the fair market value of assets held for sale for a non-core business within the Residential Kitchen Equipment Group. See Note 13, Restructuring and Acquisition Integration Initiatives, in the Notes to the Consolidated Financial Statements for further information on restructuring initiatives. In fiscal 2021, there were no impairments recognized in the Consolidated Financial Statements.

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

Financial Condition and Liquidity

Total cash and cash equivalents decreased by $18.4 million to $162.0 million at December 31, 2022 from $180.4 million at January 1, 2022. Total debt increased to $2.7 billion at December 31, 2022 from $2.4 billion at January 1, 2022.

OPERATING ACTIVITIES. Net cash provided by operating activities after changes in assets and liabilities amounted to $332.6 million as compared to $423.4 million in the prior year.
During fiscal 2022, working capital changes meaningfully impacted operating cash flows primarily driven by increased inventory of $196.3 million related to the seasonality of acquired businesses, efforts to mitigate supply chain risks and inflationary impacts.
In connection with the company’s acquisition activities, the company added assets and liabilities from the opening balance sheets of the acquired businesses in its consolidated balance sheets and accordingly these amounts are not reflected in the net changes in working capital.
INVESTING ACTIVITIES. During 2022, net cash used for investing activities amounted to $348.3 million. Cash used to fund acquisitions and investments amounted to $278.8 million. Additionally, $67.3 million was expended, primarily for upgrades of production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows provided by financing activities amounted to $7.6 million in 2022. The company’s borrowing activities during 2022 included $314.8 million of net proceeds under its Credit Facility. Additionally, the company repurchased $264.8 million of Middleby common shares during 2022. This was comprised of $15.8 million to repurchase 90,243 shares of Middleby common stock that were surrendered to the company for withholding taxes related to restricted stock vestings and $249.0 million used to repurchase 1,553,961 shares of its common stock under a repurchase program.
At December 31, 2022, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.

Material Cash Requirements

The company's material cash requirements from contractual obligations primarily consist of long-term debt obligations, operating lease obligations, tax obligations and contingent purchase price payments to the sellers that were deferred in conjunction with various acquisitions. See Notes 3, 5 and 7 to the Consolidated Financial Statements for further information.

Related Party Transactions

From January 2, 2022, through the date hereof, there were no transactions between the company, its directors and executive officers that are required to be disclosed pursuant to Item 404 of Regulation S-K, promulgated under the Securities and Exchange Act of 1934, as amended.

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

Goodwill and Indefinite-Life Intangibles
The company’s business acquisitions result in the recognition of goodwill and other intangible assets, which are a significant portion of the company’s total assets. Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Identifiable intangible assets are recognized separately from goodwill and include trademarks and trade names, technology, customer relationships and other specifically identifiable assets. Trademarks and trade names are deemed to be indefinite-lived. Goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing.

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

The company performed a qualitative assessment as of October 2, 2022. As a result of the financial performance indicators for the Residential Kitchen reporting unit, the company completed a quantitative analysis. The fair value of the reporting unit exceeded its carrying value by nearly 20% and no impairment of goodwill was recognized. As a result of the qualitative assessment for the other two reporting units, the company determined it is more likely than not that the fair value of our reporting units are greater than the carrying amounts.

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

Based on the qualitative assessment as of October 2, 2022, the company identified several trademarks and trade names with indicators of potential risk for impairment and performed quantitative assessments. In performing the quantitative analysis on these trademark assets, significant assumptions used in our relief-from-royalty model included revenue growth rates, assumed royalty rates and the discount rate, which are discussed further below.

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

As a result of the quantitative testing the company determined there were no impairments of trademarks. The gross value of the trademarks tested was approximately $220 million. The fair values of the trademarks exceeded their carrying values by 10% or more. The company believes the assumptions utilized within the quantitative analysis are reasonable and consistent with assumptions that would be used by other marketplace participants.

Kamado Joe and Masterbuilt trademarks
The Kamado Joe and Masterbuilt trademarks are at risk at October 2, 2022. The fair value exceeded their carrying value of approximately $145.0 million by approximately 10%. The company believes the assumptions utilized within the quantitative analysis are reasonable and consistent with assumptions that would be used by other marketplace participants. Such assumptions are, however, inherently uncertain, and different assumptions could lead to a different assessment for the trademarks that could result in a material impairment that would adversely affect our results of operations.

The fair values of all other trademarks exceeded their carrying values by an amount sufficient to not be deemed "at risk." The company performed a qualitative assessment as of October 2, 2022 for all other trademarks and trade names and determined it is more like than not that the fair value of its other indefinite-life intangible assets are greater than the carrying amounts.

The company continues to monitor the impacts from the COVID-19 pandemic and subsequent accelerated recovery, along with inflationary impacts from the war in Ukraine to assess the outlook for demand of its products and the impact on its business and financial performance. If actual results are not consistent with management's estimate and assumptions, a material impairment charge of our trademarks and trade names could occur, which could have an adverse effect on the company's financial condition and results of operations.

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

Interest Rate Risk

The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company's debt obligations:

Variable Rate Debt

2023	$45,583
2024	43,788
2025	780,826
2026	1,850,752
2027 and thereafter	1,375
$2,722,324

The company is exposed to interest rate risk on its floating-rate debt. The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. In February 2022, the company entered into an additional floating-to-fixed interest rate swap agreement that uses a daily Secured Overnight Financing Rate ("SOFR") in lieu of LIBOR. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of December 31, 2022, the fair value of these instruments was an asset of $65.0 million. The change in fair value of these swap agreements in the first twelve months of 2022 was a gain of $61.6 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
The company has Convertible Notes that were issued in August 2020, which carry a fixed annual interest rate of 1.00%. As such, the company does not have economic interest rate exposure on the Convertible Notes. The fair value of the Convertible Notes is subject to interest rate risk, market risk and other factors due to its conversion feature. The fair value of the Convertible Notes is also affected by the price and volatility of the company’s common stock and will generally increase or decrease as the market price of our common stock changes. The interest and market value changes affect the fair value of the Convertible Notes but do not impact the company’s financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, the company carries the Convertible Notes at face value, less any unamortized discount on the balance sheet and presents the fair value for disclosure purposes only.

Foreign Exchange Derivative Financial Instruments

The company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third-party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Middleby Corporation

Opinion on Internal Control over Financial Reporting
We have audited The Middleby Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, The Middleby Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Kloppenberg, Proxaut, Icetro, CP Packaging, Colussi, Escher and Marco which are included in the 2022 consolidated financial statements of the Company and constituted 6.0% and 0.2% of total and net assets, respectively, as of December 31, 2022 and 1.7% and (0.5)% of net sales and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Kloppenberg, Proxaut, Icetro, CP Packaging, Colussi, Escher and Marco.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and January 1, 2022, the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 8 and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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
March 1, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Middleby Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Middleby Corporation (the Company) as of December 31, 2022 and January 1, 2022, the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for acquisitions
Description of the Matter	As described in Note 2 of the consolidated financial statements, the Company completed its acquisition of Novy Invest NV for net consideration of approximately $267 million on July 12, 2021 and its acquisition of Kamado Joe and Masterbuilt for net consideration of approximately $406 million on December 27, 2021. Each transaction was accounted for as a business combination. The Company finalized the fair value allocations for each acquisition in 2022.

Auditing the Company's accounting for its acquisitions of Novy Invest NV and Kamado Joe and Masterbuilt was complex due to the significant estimation uncertainty in determining the fair value of identified intangible assets of approximately $131 million and $187 million, respectively, which principally consisted of trade names. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of each acquired business. The Company used discounted cash flow models to measure the trade names intangible assets. The significant assumptions used to estimate the value of the trade names intangible assets include revenue growth rates, discount rates, and royalty rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over accounting for the acquisitions of Novy Invest NV and Kamado Joe and Masterbuilt, including controls over the determination of the fair value of the acquired trade names intangible assets, and management's evaluation of the underlying assumptions described above. We also tested management's controls over the completeness and accuracy of the data used in the valuation models.

To test the estimated fair value of the trade names intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodologies, evaluating the methods and significant assumptions used by the Company's valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We compared the assumptions related to the revenue growth rate to the past performance of each company, the Company's history related to similar acquisitions, and third-party industry data. We tested the assumptions related to discount rates and royalty rates to the Company’s history related to similar acquisitions and third-party industry data. We involved a valuation specialist to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates.

Valuation of Kamado Joe and Masterbuilt indefinite-lived intangible assets
Description of the Matter	At December 31, 2022, the carrying value of the Kamado Joe and Masterbuilt indefinite-lived intangible assets was approximately $145 million, which consists of trade names. As discussed in Note 3 to the consolidated financial statements, indefinite-lived intangibles assets are tested for impairment at least annually, in the fiscal fourth quarter, or when impairment indicators are present at the intangible asset level.

Auditing management’s assessment of the estimated fair value of the Kamado Joe and Masterbuilt indefinite-lived intangible assets was complex due to the judgmental nature of the assumptions used in the valuation process. The fair value estimates were sensitive to significant assumptions including future revenues and royalty rates.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s indefinite-lived intangible asset fair value assessment process. This included testing controls over management’s review over the projected financial information and significant assumptions used in the valuation models to estimate fair value of the indefinite-lived intangible assets.

To test the estimated fair values of the Kamado Joe and Masterbuilt indefinite-lived intangible assets, we performed audit procedures that included, among others, assessing methodologies used in the models and testing the significant assumptions discussed above. This included comparing the significant assumptions used by management to current industry and economic trends, changes to the Company’s business models and other relevant factors. We assessed the reasonableness of management’s projections used in the fair value calculations and obtained support for initiatives supporting these projections. We also compared previous forecasts to actual results to assess management’s forecasting process. To assess the discount rates, we reviewed the methodology used by the Company and considered each input relative to current economic factors. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the indefinite-lived intangible asset that would result from changes in the assumptions. In addition, we tested the mathematical accuracy of the models.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2012.

Chicago, Illinois
March 1, 2023

THE MIDDLEBY CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2022 AND JANUARY 1, 2022
(amounts in thousands, except share data)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$162,001	$180,362
Accounts receivable, net of reserve for doubtful accounts of $20,295 and $18,770	631,134	577,142
Inventories, net	1,077,729	837,418
Prepaid expenses and other	125,640	92,269
Prepaid taxes	9,492	19,894
Total current assets	2,005,996	1,707,085
Property, plant and equipment, net of accumulated depreciation of $299,572 and $266,203	443,528	380,980
Goodwill	2,411,834	2,243,469
Other intangibles, net of amortization of $503,034 and $442,208	1,794,232	1,875,377
Long-term deferred tax assets	6,738	33,194
Other assets	212,538	143,493
Total assets	$6,874,866	$6,383,598

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$45,583	$27,293
Accounts payable	271,374	304,740
Accrued expenses	671,327	582,855
Total current liabilities	988,284	914,888
Long-term debt	2,676,741	2,387,001
Long-term deferred tax liability	220,204	186,935
Accrued pension benefits	14,948	219,680
Other non-current liabilities	176,942	180,818
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 63,508,855 and 63,666,020 shares issued in 2022 and 2021, respectively	147	147
Paid-in capital	408,376	357,309
Treasury stock, at cost; 9,814,480 and 8,170,276 shares in 2022 and 2021	(831,176)	(566,399)
Retained earnings	3,498,872	3,062,303
Accumulated other comprehensive loss	(278,472)	(359,084)

Total stockholders' equity	2,797,747	2,494,276

Total liabilities and stockholders' equity	$6,874,866	$6,383,598

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2022, JANUARY 1, 2022
AND JANUARY 2, 2021
(amounts in thousands, except per share data)

	2022	2021	2020
Net sales	$4,032,853	$3,250,792	$2,513,257
Cost of sales	2,586,299	2,055,932	1,631,209
Gross profit	1,446,554	1,194,860	882,048
Selling, general, and administrative expenses	797,234	667,976	531,897
Restructuring expenses	9,716	7,655	12,375
Merger termination fee	—	(110,000)	—
Gain on sale of plant	—	(763)	(1,982)
Impairments	—	—	15,327
Income from operations	639,604	629,992	324,431
Interest expense and deferred financing amortization, net	88,977	57,157	78,617
Net periodic pension benefit (other than service cost & curtailment)	(42,681)	(45,066)	(39,996)
Curtailment loss	—	—	14,682
Other expense (income), net	28,893	(1,603)	3,071
Earnings before income taxes	564,415	619,504	268,057
Provision for income taxes	127,846	131,012	60,763
Net earnings	$436,569	$488,492	$207,294

Net earnings per share:
Basic	$8.07	$8.85	$3.76
Diluted	$7.95	$8.62	$3.76

Weighted average number of shares
Basic	54,095	55,216	55,093
Dilutive common stock equivalents	852	1,449	43
Diluted	54,947	56,665	55,136

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2022, JANUARY 1, 2022
AND JANUARY 2, 2021
(amounts in thousands)

	2022	2021	2020

Net earnings	$436,569	$488,492	$207,294

Other comprehensive income (loss):
Foreign currency translation adjustments	(107,691)	(47,693)	55,744
Pension liability adjustment, net of tax	127,995	151,223	(172,583)
Unrealized gain (loss) on interest rate swaps, net of tax	61,638	24,484	(20,656)
Unrealized (loss) gain on certain investments, net of tax	(1,330)	1,330	—
Other comprehensive income (loss):	$80,612	$129,344	$(137,495)

Comprehensive income	$517,181	$617,836	$69,799

The accompanying Notes to Consolidated Financial Statements
are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2022, JANUARY 1, 2022
AND JANUARY 2, 2021
(amounts in thousands)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, December 28, 2019	$145	$387,402	$(451,262)	$2,361,462	$(350,933)	$1,946,814
Net earnings	—	—	—	207,294	—	207,294
Currency translation adjustments	—	—	—	—	55,744	55,744
Change in unrecognized pension benefit costs, net of tax of $(40,426)	—	—	—	—	(172,583)	(172,583)
Unrealized loss on interest rate swap, net of tax of $(7,147)	—	—	—	—	(20,656)	(20,656)
Stock compensation	—	19,613	—	—	—	19,613
Stock issuance	2	25,985	—	—	—	25,987
Purchase of treasury stock	—	—	(85,872)	—	—	(85,872)
Equity component of issuance of convertible notes	—	308	—	—	—	308
Balance, January 2, 2021	$147	$433,308	$(537,134)	$2,568,756	$(488,428)	$1,976,649
Net earnings	—	—	—	488,492	—	488,492
Adoption of ASU 2020-06 (1)	—	(79,430)	—	5,055	—	(74,375)
Currency translation adjustments	—	—	—	—	(47,693)	(47,693)
Change in unrecognized pension benefit costs, net of tax of $49,589	—	—	—	—	151,223	151,223
Unrealized gain on interest rate swap, net of tax of $8,619	—	—	—	—	24,484	24,484
Unrealized gain on certain investments, net of tax of $443	—	—	—	—	1,330	1,330
Stock compensation	—	42,330	—	—	—	42,330
Stock issuance	—	2,522	—	—	—	2,522
Purchase of treasury stock	—	—	(29,265)	—	—	(29,265)
Purchase of capped calls, net of tax of $(13,132)	—	(41,421)	—	—	—	(41,421)
Balance, January 1, 2022	$147	$357,309	$(566,399)	$3,062,303	$(359,084)	$2,494,276
Net earnings	—	—	—	436,569	—	436,569
Currency translation adjustments	—	—	—	—	(107,691)	(107,691)
Change in unrecognized pension benefit costs, net of tax of $37,475	—	—	—	—	127,995	127,995
Unrealized gain on interest rate swap, net of tax of $21,337	—	—	—	—	61,638	61,638
Unrealized loss on certain investments, net of tax of $(443)	—	—	—	—	(1,330)	(1,330)
Stock compensation	—	58,368	—	—	—	58,368
Purchase of treasury stock	—	—	(264,777)	—	—	(264,777)
Purchase of capped calls, net of tax of $(2,354)	—	(7,301)	—	—	—	(7,301)
Balance, December 31, 2022	$147	$408,376	$(831,176)	$3,498,872	$(278,472)	$2,797,747
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

THE MIDDLEBY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2022, JANUARY 1, 2022
AND JANUARY 2, 2021
(amounts in thousands)

	2022	2021	2020
Cash flows from operating activities—
Net earnings	$436,569	$488,492	$207,294
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	138,061	125,243	110,532
Amortization of discount and issuance costs on convertible notes	—	—	7,971
Non-cash share-based compensation	58,368	42,330	19,613
Deferred income taxes	(6,642)	6,863	16,421
Net periodic pension benefit (other than service costs)	(42,681)	(45,066)	(25,314)
Gain on sale of plant	—	(763)	(1,982)
Impairments	—	—	15,327
Non-cash restructuring	—	1,924	—
Other non-cash items	(12,127)	(11,805)	—
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(28,392)	(93,988)	90,399
Inventories, net	(196,313)	(198,264)	66,690
Prepaid expenses and other assets	(5,201)	10,853	782
Accounts payable	(47,742)	61,336	(3,015)
Accrued expenses and other liabilities	38,652	36,244	20,067
Net cash provided by operating activities	332,552	423,399	524,785
Cash flows from investing activities—
Net additions to property, plant and equipment	(67,289)	(46,551)	(34,849)
Proceeds from sale of property, plant and equipment	—	6,290	14,147
Purchase of intangible assets	(2,233)	(5,000)	(7,052)
Acquisitions, net of cash acquired	(278,797)	(963,600)	(79,003)
Net cash used in investing activities	(348,319)	(1,008,861)	(106,757)
Cash flows from financing activities—
Proceeds under Credit Facility	1,870,000	1,739,101	2,567,305
Repayments under Credit Facility	(1,555,250)	(1,135,058)	(3,345,770)
Proceeds from issuance of convertible notes, net of issuance costs	—	—	729,933
Premiums paid for capped call	(9,655)	(54,553)	(104,650)
Net (repayments) proceeds under foreign bank loan	(24,470)	(2,030)	1,305
Payments of deferred purchase price	(7,930)	(5,861)	(3,700)
Repurchase of treasury stock	(264,777)	(29,265)	(85,872)
Debt issuance costs	—	(9,242)	(10,974)
Other, net	(287)	(303)	(45)
Net cash provided by (used in) financing activities	7,631	502,789	(252,468)
Effect of exchange rates on cash and cash equivalents	(10,225)	(5,068)	8,043
Changes in cash and cash equivalents—
Net (decrease) increase in cash and cash equivalents	(18,361)	(87,741)	173,603
Cash and cash equivalents at beginning of year	180,362	268,103	94,500
Cash and cash equivalents at end of year	$162,001	$180,362	$268,103
Non-cash investing and financing activities:
Stock issuance related to acquisition and purchase of intangible assets	—	2,522	15,869
 The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

THE MIDDLEBY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2022, JANUARY 1, 2022
AND JANUARY 2, 2021

(1)NATURE OF OPERATIONS

The Middleby Corporation (the "company") is engaged in the design, manufacture and sale of commercial foodservice, food processing equipment and residential kitchen equipment. The company manufactures and assembles this equipment at forty-one U.S. and thirty-four international manufacturing facilities. The company operates in three business segments: 1) the Commercial Foodservice Equipment Group, 2) the Food Processing Equipment Group and 3) the Residential Kitchen Equipment Group.

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

(2) ACQUISITIONS AND PURCHASE ACCOUNTING

The following represents the company's significant acquisitions in 2022 and 2021, the termination of a Merger Agreement, as well as summarized information on various acquisitions that were not individually material.
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
Other 2021 Acquisitions
During 2021, the company completed various acquisitions that were not individually material. The final allocation of consideration paid for the other 2021 acquisitions is summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$6,414	$(45)	$6,369
Current assets	76,077	477	76,554
Property, plant and equipment	19,561	(252)	19,309
Goodwill	85,270	30,968	116,238
Other intangibles	158,725	(31,566)	127,159
Other assets	2,101	31	2,132
Current liabilities	(33,910)	53	(33,857)
Long-term deferred tax (liability) asset	(3,010)	3,457	447
Other non-current liabilities	(7,092)	(3,397)	(10,489)

Consideration paid at closing	$304,136	$(274)	$303,862

Contingent consideration	9,404	(200)	9,204

Net assets acquired and liabilities assumed	$313,540	$(474)	$313,066
The long-term deferred tax asset amounted to $0.4 million. The net deferred tax asset is comprised of $0.6 million of deferred tax asset related to tax loss carryforwards and $0.2 million of deferred tax liability related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $84.6 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $35.4 million allocated to customer relationships, $3.4 million allocated to developed technology, and $3.8 million allocated to backlog, which are being amortized over periods of 7 years, 7 to 10 years, and 3 months, respectively. Goodwill of $51.2 million and other intangibles of $66.6 million are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Goodwill of $65.0 million and other intangibles of $60.6 million are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Of these assets, goodwill of $114.2 million and intangibles of $126.0 million are expected to be deductible for tax purposes.

One purchase agreement includes earnout provisions providing for contingent payments due to the sellers to the extent certain financial targets are exceeded and upon the achievement of product rollout targets. One earnout is payable upon the achievement of product rollout targets. The second earnout is payable during 2026 if the company exceeds certain earnings targets. The contractual obligation associated with the contingent earnout provisions recognized on the acquisition date amounts to $9.2 million.
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
The final allocation of consideration paid for the Kamado Joe and Masterbuilt acquisition is summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$5,381	$(70)	$5,311
Current assets	137,826	(5,623)	132,203
Property, plant and equipment	7,773	(1,678)	6,095
Goodwill	110,052	44,490	154,542
Other intangibles	215,577	(28,677)	186,900
Other assets	2,143	(1,174)	969
Current liabilities	(54,865)	(8,111)	(62,976)
Long-term deferred tax liability	(15,907)	2,718	(13,189)
Other non-current liabilities	(1,914)	946	(968)

Net assets acquired and liabilities assumed	$406,066	$2,821	$408,887
The long-term deferred tax liability amounted to $13.2 million. The net deferred tax liability is comprised of $2.3 million of deferred tax asset related to tax loss carryforwards, $4.6 million of deferred tax asset related to the difference between the book and tax basis of identifiable intangible assets, and $20.1 million of deferred tax liability related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $145.4 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $31.4 million allocated to customer relationships, $3.0 million allocated to developed technology, and $7.1 million allocated to backlog, which are being amortized over periods of 10 to 12 years, 11 years, and 3 to 6 months, respectively. Goodwill of $154.5 million and other intangibles of $186.9 million of the company are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Of these assets, goodwill of $54.5 million and intangibles of $186.9 million are expected to be deductible for tax purposes.

Other 2022 Acquisitions
As of December 31, 2022, the company completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition dates for the other 2022 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$25,860	$144	$26,004
Current assets	115,264	(2,403)	112,861
Property, plant and equipment	44,598	642	45,240
Goodwill	139,633	4,994	144,627
Other intangibles	93,147	2,112	95,259
Long-term deferred tax asset	426	104	530
Other assets	1,420	3,034	4,454
Current portion of long-term debt	(22,841)	2,154	(20,687)
Current liabilities	(57,158)	(241)	(57,399)
Long term debt	(5,646)	(2,320)	(7,966)
Long-term deferred tax liability	(23,137)	637	(22,500)
Other non-current liabilities	(19,061)	(6,157)	(25,218)

Consideration paid at closing	$292,505	$2,700	$295,205

Contingent consideration	19,105	3,394	22,499

Net assets acquired and liabilities assumed	$311,610	$6,094	$317,704
The long-term deferred tax liability amounted to $22.5 million. The deferred tax liability is comprised of $19.5 million related to the difference between the book and tax basis of identifiable intangible assets and $3.0 million related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $42.9 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $38.2 million allocated to customer relationships, $6.2 million allocated to developed technology, and $8.0 million allocated to backlog, which are being amortized over periods of 7 years, 5 to 10 years, and 3 to 6 months, respectively. Goodwill of $112.3 million and other intangibles of $59.1 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Goodwill of $30.0 million and other intangibles of $35.4 million are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Goodwill of $2.3 million and other intangibles of $0.8 million are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Of these assets, goodwill of $20.8 million and intangibles of $11.7 million are expected to be deductible for tax purposes.
Four purchase agreements include earnout provisions providing for a contingent payment due to the sellers for the achievement of certain targets. Three earnouts are payable to the extent certain EBITDA targets are met with measurement dates ending between 2022 and 2025. One earnout is payable yearly through 2026 based on product sales. The contractual obligation associated with the contingent earnout provisions recognized on the acquisition date amount to $22.5 million.
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

Pro Forma Financial Information

In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the twelve months ended December 31, 2022 and January 1, 2022, assumes the 2021 and 2022 acquisitions described above were completed on January 3, 2021 (first day of fiscal year 2021). The following pro forma results include adjustments to reflect amortization of intangibles associated with the acquisitions and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Twelve Months Ended
	December 31, 2022	January 1, 2022
Net sales	$4,135,012	$3,895,490
Net earnings	463,180	486,546

Net earnings per share:
Basic	$8.56	$8.81
Diluted	$8.43	$8.59

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

The company's fiscal year ends on the Saturday nearest December 31. Fiscal years 2022, 2021, and 2020 ended on December 31, 2022, January 1, 2022 and January 2, 2021, respectively, and included 52, 52 and 53 weeks, respectively.
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

(c)Accounts Receivable

Accounts receivable, as shown in the consolidated balance sheets, are net of allowances for doubtful accounts of $20.3 million and $18.8 million at December 31, 2022 and January 1, 2022, respectively. At December 31, 2022, all accounts receivable are expected to be collected within one year.

(d)    Inventories

Inventories are composed of material, labor and overhead and are stated at the lower of cost or net realizable value. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at December 31, 2022 and January 1, 2022 are as follows (in thousands):

	2022	2021
Raw materials and parts	$595,325	$421,361
Work in process	86,083	65,581
Finished goods	396,321	350,476
	$1,077,729	$837,418

(e)Property, Plant and Equipment

Property, plant and equipment are carried at cost as follows (in thousands):

	2022	2021
Land	$65,794	$54,477
Building and improvements	306,004	270,812
Furniture and fixtures	59,438	56,706
Machinery and equipment	311,864	265,188
	743,100	647,183
Less accumulated depreciation	(299,572)	(266,203)
	$443,528	$380,980

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

Depreciation expense amounted to $44.2 million, $42.7 million and $39.1 million in fiscal 2022, 2021 and 2020, respectively.

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

(f)Goodwill and Other Intangibles

The company’s business acquisitions result in the recognition of goodwill and other intangible assets, which are a significant portion of the company’s total assets. Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Identifiable intangible assets are recognized separately from goodwill and include trademarks and trade names, technology, customer relationships and other specifically identifiable assets. Trademarks and trade names are deemed to be indefinite-lived. Goodwill and indefinite-lived intangible assets are not amortized but are subject to impairment testing.

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

The company performed a qualitative assessment as of October 2, 2022 over all three reporting units. As a result of the financial performance for the Residential Kitchen reporting unit, the company completed a quantitative analysis. The fair value of the reporting unit exceeded its carrying unit by approximately 20% and no impairment of goodwill was recognized. Based on the qualitative assessment for all other reporting units it was determined there was no impairment of goodwill. The company has not recognized any goodwill impairments and therefore there are no accumulated impairment losses.

Goodwill is allocated to the business segments as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of January 2, 2021	$1,228,436	$255,798	$450,027	$1,934,261

Goodwill acquired during the year	63,849	—	266,170	330,019
Measurement period adjustments to goodwill acquired in prior year	2,411	—	—	2,411
Exchange effect	(9,609)	(5,083)	(8,530)	(23,222)

Balance as of January 1, 2022	$1,285,087	$250,715	$707,667	$2,243,469

Goodwill acquired during the year	30,107	112,254	2,266	144,627
Measurement period adjustments to goodwill acquired in prior year	923	—	75,344	76,267
Exchange effect	(19,623)	616	(33,522)	(52,529)

Balance as of December 31, 2022	$1,296,494	$363,585	$751,755	$2,411,834

Intangible assets consist of the following (in thousands):

	December 31, 2022			January 1, 2022
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	7.6	$839,811	$(460,885)	7.6	$863,339	$(411,327)
Backlog	0.1	8,301	(6,352)	0.2	13,684	(929)
Developed technology	8.3	79,763	(35,797)	8.9	73,461	(29,952)
		$927,875	$(503,034)		$950,484	$(442,208)
Indefinite-lived intangible assets:
Trademarks and trade names		$1,369,391			$1,367,101

The company completed its annual impairment assessment for indefinite-lived intangible assets as of October 2, 2022. We identified indicators of impairment with certain tradenames within the Commercial Foodservice and Residential Kitchen reporting units based on the qualitative assessment. The primary indicator of impairment was lower than expected revenue performance in the current year, forecasted revenues for future periods and market conditions. Based on the results of the quantitative assessments, the company determined there was no impairment of any of the indefinite-lived intangible assets.

The Kamado Joe and Masterbuilt trademarks were at risk at October 2, 2022. The company believes the assumptions utilized within the quantitative analysis are reasonable and consistent with assumptions that would be used by other marketplace participants.

The fair values of all other trademarks exceeded their carrying values by an amount sufficient to not be deemed "at risk." The company performed a qualitative assessment as of October 2, 2022 for all other trademarks and trade names and determined it is more like than not that the fair value of its other indefinite-life intangible assets are greater than the carrying amounts.
The company elected to perform a qualitative assessment on the other indefinite-life intangible assets noting no events that indicated that the fair value was less than the carrying value that would require a quantitative impairment assessment.

The estimates of future cash flows used in determining the fair value of goodwill and indefinite-lived intangible assets involve significant management judgment and are based upon assumptions about expected future operating performance, economic conditions, market conditions and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond our control, such as changes in capital markets. The company continues to monitor the impacts from the COVID-19 pandemic and subsequent accelerated recovery, along with inflationary impacts from the war in Ukraine to assess the outlook for demand of its products and the impact on its business and financial performance. The actual cash flows could differ materially from management's estimates due to changes in business conditions, operating performance and economic conditions.

Definite-lived intangible assets are amortized over their estimated useful lives and tested for impairment in accordance with the methodology discussed above under "Property, Plant and Equipment."

The aggregate intangible amortization expense was $86.3 million, $75.8 million and $69.0 million in 2022, 2021 and 2020, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

2023	$74,787
2024	61,716
2025	55,578
2026	52,411
2027	43,893
2028 and thereafter	136,456
$424,841

 (g)    Accrued Expenses

Accrued expenses consist of the following at December 31, 2022 and January 1, 2022, respectively (in thousands):

	2022	2021
Contract liabilities	$185,824	$133,315
Accrued payroll and related expenses	122,861	115,762
Accrued warranty	82,096	80,215
Accrued customer rebates	70,706	72,451
Accrued short-term leases	25,250	22,753
Accrued sales and other tax	24,044	22,684
Accrued contingent consideration	20,529	18,728
Accrued professional fees	19,541	19,292
Accrued agent commission	17,381	13,670
Accrued product liability and workers compensation	11,326	10,952
Other accrued expenses	91,769	73,033

	$671,327	$582,855

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

(i)Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income (loss) as reported in the consolidated balance sheets (in thousands):

	2022	2021
Unrecognized pension benefit costs, net of tax of $(1,995) and $(39,470)	$(121,701)	$(249,696)
Unrealized loss on interest rate swap, net of tax of $16,836 and $(4,501)	48,574	(13,064)
Unrealized gain on certain investments, net of tax of $— and $433	—	1,330
Currency translation adjustments	(205,345)	(97,654)

	$(278,472)	$(359,084)

Changes in accumulated other comprehensive income (loss) (1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Unrealized Gain/(Loss) Certain Investments	Total
Balance as of January 2, 2021	$(49,961)	$(400,919)	$(37,548)	$—	$(488,428)
Other comprehensive income before reclassification	(47,693)	137,187	6,015	1,330	96,839
Amounts reclassified from accumulated other comprehensive income	—	14,036	18,469	—	32,505
Net current-period other comprehensive income	$(47,693)	$151,223	$24,484	1,330	$129,344
Balance as of January 1, 2022	$(97,654)	$(249,696)	$(13,064)	$1,330	$(359,084)
Other comprehensive income before reclassification	(107,691)	117,840	58,135	(1,330)	66,954
Amounts reclassified from accumulated other comprehensive income	—	10,155	3,503	—	13,658
Net current-period other comprehensive income	$(107,691)	$127,995	$61,638	$(1,330)	$80,612
Balance as of December 31, 2022	$(205,345)	$(121,701)	$48,574	$—	$(278,472)
    (1) As of December 31, 2022 pension and unrealized gain/(loss) interest rate swap amounts are net of tax of $(2.0) million, and $16.8 million, respectively. During the twelve months ended December 31, 2022, the adjustments to pension benefit costs unrealized gain/(loss) interest rate swap and gain/(loss) on certain investments were net of tax of $37.5 million, $21.3 million and $(0.4) million, respectively.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities
Level 2 – Inputs, other than quoted prices in active markets, which are observable either directly or indirectly
Level 3 – Unobservable inputs based on our own assumptions

The company’s financial assets and liabilities that are measured at fair value are categorized using the fair value hierarchy at December 31, 2022 and January 1, 2022 are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of December 31, 2022
Financial Assets:
Interest rate swaps	$—	$64,985	$—	$64,985

Financial Liabilities:
Contingent consideration	$—	$—	$47,242	$47,242
Foreign exchange derivative contracts	$—	$474	$—	$474

As of January 1, 2022
Financial Assets:
Interest rate swaps	$—	$3,645	$—	$3,645
Foreign exchange derivative contracts	$—	$1,095	$—	$1,095

Financial Liabilities:
Interest rate swaps	$—	$21,635	$—	$21,635
Contingent consideration	$—	$—	$34,983	$34,983

The contingent consideration, as of December 31, 2022 and January 1, 2022, relates to the earnout provisions recorded in conjunction with various purchase agreements.

The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings, as defined in the respective purchase agreements. On a quarterly basis, the company assesses the projected results for each of the acquisitions in comparison to the earnout targets and adjusts the liability accordingly. Discount rates for valuing contingent consideration are determined based on the company rates and specific acquisition risk considerations. Changes in fair value associated with the earnout provisions are recognized in Selling, general and administrative expenses within the Consolidated Statements of Earnings.

The following table represents changes in the fair value of the contingent consideration liabilities for the fiscal years 2022 and 2021:

	December 31, 2022	January 1, 2022
Beginning balance	$34,983	$25,558
Payments of contingent consideration	(5,103)	(528)
New contingent consideration	22,299	8,567
Changes in fair value	(4,937)	1,386
Ending balance	$47,242	$34,983

(k)Foreign Currency

The income statements of the company’s foreign operations are translated at the monthly average rates. Assets and liabilities of the company’s foreign operations are translated at exchange rates at the balance sheet date. These translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions are included in determining net income for the period in which they occur. These transactions amounted to a loss of $28.1 million, gain of $0.3 million and a loss of $2.9 million in 2022, 2021 and 2020, respectively, and are included in other expense on the statements of earnings.

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

A rollforward of the warranty reserve for the fiscal years 2022 and 2021 are as follows (in thousands):

	2022	2021
Beginning balance	$80,215	$69,667
Warranty reserve related to acquisitions	3,607	5,046
Warranty expense	70,774	68,199
Warranty claims paid	(72,500)	(62,697)
Ending balance	$82,096	$80,215

(n)Research and Development Costs

Research and development costs, included in cost of sales in the consolidated statements of earnings, are charged to expense when incurred. These costs were $48.9 million, $41.8 million and $35.3 million in fiscal 2022, 2021 and 2020, respectively.

(o)Non-Cash Share-Based Compensation

The company's 2021 Stock Incentive Plan (the "2021 Plan"), allows for the granting of stock options, stock appreciation rights, restricted stock and restricted stock units, performance stock, phantom units and other equity-based awards. The company estimates the fair value of restricted stock grants, restricted stock units and performance stock units at the time of grant and recognizes compensation costs over the vesting period of the grants. The expense, net of forfeitures, is recognized using the straight-line method. Non-cash share-based compensation expense is only recognized for those grants expected to vest. See Note 6, "Common and Preferred Stock," for further information on the company's share-based incentive plans.

(p)Earnings Per Share

“Basic earnings per share” is calculated based upon the weighted average number of common shares actually outstanding, and “diluted earnings per share” is calculated based upon the weighted average number of common shares outstanding and other dilutive securities.

The company’s potentially dilutive securities consist of shares issuable on vesting of restricted stock grants computed using the treasury method and amounted to 852,000, 1,449,000 and 43,000 for fiscal 2022, 2021 and 2020, respectively. The company's potentially dilutive securities consist of shares issuable on vesting of restricted stock grants computed using the treasury method and amounted to approximately 73,000 and 56,000 for fiscal 2022 and 2021, respectively. During fiscal 2022 and 2021, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes (as defined below) resulting in approximately 779,000 and 1,393,000 diluted common stock equivalents to be included in the diluted net earnings per share, respectively. There have been no material conversions to date. See Note 5, Financing Arrangements, in these Notes to the Consolidated Financial Statements for further details on the Convertible Notes. There were no anti-dilutive equity awards excluded from common stock equivalents for 2022, 2021 or 2020.

(q)Consolidated Statements of Cash Flows

Cash paid for interest was $77.2 million, $50.6 million and $65.6 million in fiscal 2022, 2021 and 2020, respectively. Cash payments totaling $114.0 million, $125.8 million, and $41.2 million were made for income taxes during fiscal 2022, 2021 and 2020, respectively.

(r)New Accounting Pronouncements
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

Contract Estimates
Accounting for long-term contracts within the Food Processing Equipment group involves the use of various techniques to estimate total contract revenue and costs. For the company’s long-term contracts, estimated profit for the equipment performance obligations is recognized as the equipment is manufactured and assembled. Profit on the equipment performance obligations is estimated as the difference between the total estimated revenue and expected costs to complete a contract. Contract cost estimates are based on labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials and labor, and the performance of subcontractors. The company does not disclose information about remaining performance obligations that have original expected durations of one year or less.

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Twelve Months Ended December 31, 2022
United States and Canada	$1,766,257	$410,853	$701,909	$2,879,019
Asia	212,193	20,295	32,121	264,609
Europe and Middle East	364,143	100,216	303,840	768,199
Latin America	67,673	43,101	10,252	121,026
Total	$2,410,266	$574,465	$1,048,122	$4,032,853

Twelve Months Ended January 1, 2022
United States and Canada	$1,435,120	$347,280	$454,375	$2,236,775
Asia	204,432	17,641	11,154	233,227
Europe and Middle East	344,273	77,671	265,508	687,452
Latin America	48,936	38,154	6,248	93,338
Total	$2,032,761	$480,746	$737,285	$3,250,792

Twelve Months Ended January 2, 2021
United States and Canada	$1,067,872	$311,042	$373,864	$1,752,778
Asia	155,742	26,778	6,711	189,231
Europe and Middle East	246,845	78,690	182,919	508,454
Latin America	39,820	20,762	2,212	62,794
Total	$1,510,279	$437,272	$565,706	$2,513,257

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	December 31, 2022	January 1, 2022
Contract assets	$40,438	$21,592
Contract liabilities	$185,824	$133,315
Non-current contract liabilities	$12,495	$11,602

During the twelve months period ended December 31, 2022, the company reclassified $16.1 million to accounts receivable which was included in the contract asset balance at the beginning of the period. During the twelve months period ended December 31, 2022, the company recognized revenue of $123.3 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $174.4 million during the twelve months period ended December 31, 2022. In addition, contract liabilities increased due to acquisitions during fiscal 2022. Substantially all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during twelve months period ended December 31, 2022.

(5)     FINANCING ARRANGEMENTS

	2022	2021
	(in thousands)
Senior secured revolving credit line	$251,805	$683,175
Term loan facility	975,785	993,340
Delayed draw term loan facility	750,000	—
Convertible senior notes	737,918	734,417
Foreign loans	5,917	2,224
Other debt arrangement	899	1,138
Total debt	2,722,324	2,414,294
Less: Current maturities of long-term debt	45,583	27,293
Long-term debt	$2,676,741	$2,387,001
Credit Facility
On October 21, 2021, the company entered into an amended and restated five-year, $4.5 billion multi-currency senior secured credit agreement (the "Credit Facility") that amends and restates the company's pre-existing $3.1 billion credit facility which had an original maturity of January 31, 2025. The Credit Facility consists of (i) a $1 billion term loan facility, (ii) a $750 million delayed draw term loan facility, and (iii) a $2.75 billion multi-currency revolving credit facility, with the potential under certain circumstances, to increase the amount of the credit facility by the greater of $625 million and 100% of consolidated EBITDA for the most recently ended period of consecutive fiscal quarters (plus additional amounts, subject to compliance with a senior secured net leverage ratio), either by increasing the revolving commitment or by adding one or more revolver or term loan tranches. The Credit Facility matures on October 21, 2026, with the potential to extend the maturity date in one-year increments with the consent of the extending lenders. The term facility will amortize in equal quarterly installments due on the last day of each fiscal quarter, commencing with the first full fiscal quarter after October 21, 2021, in an aggregate amount equal to 2.50% of the original aggregate principal amount of the term loan facility, with the balance, plus any accrued interest, due and payable on October 21, 2026. The delayed draw term loan facility is available for borrowing within one year and will amortize in quarterly installments due on the last day of each fiscal quarter, commencing with the first full fiscal quarter after each delayed draw term loan borrowing in an amount equal to 0.625% of the original aggregate principal amount of such borrowing, with the balance, plus any accrued interest, due and payable on October 21, 2026. Fees associated with the amendment of the term loan facilities are recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheets and amortized to interest expense over the term of the Credit Facility.
On August 11, 2022, the company borrowed $750 million against the delayed draw term facility as provided under the Credit Agreement. The funds were used to reduce outstanding borrowings under the revolver. The delayed draw term loan amortizes in quarterly installments due on the last day of each fiscal quarter, commencing on December 31, 2022, in an amount equal to 0.625% of the principal drawn, with the balance, plus any accrued interest payable by October 21, 2026.
As of December 31, 2022, the company had $2.0 billion of borrowings outstanding under the Credit Facility, including $1.0 billion outstanding under the term loan ($976 million, net of unamortized issuance fees) and $750 million outstanding under the delayed draw term loan. The company also had $1.9 million in outstanding letters of credit as of December 31, 2022, which reduces the borrowing availability under the Credit Facility. Remaining borrowing capacity under this facility was $2.5 billion at December 31, 2022.

At December 31, 2022, borrowings under the Credit Facility accrued interest at a rate of 1.625% above LIBOR per annum or 0.625% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. Borrowings under the Credit Facility will accrue interest at a minimum of 1.625% above LIBOR and the variable unused commitment fee will be at a minimum of 0.25%. The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 4.27% at the end of the period and the variable commitment fee was equal to 0.25% per annum as of December 31, 2022.
The term loan and delayed draw term loan facilities had an average interest rate per annum, inclusive of hedging instruments, of 4.36% as of December 31, 2022.
In addition, the company has international credit facilities to fund working capital needs outside the United States. At December 31, 2022, these foreign credit facilities amounted to $5.9 million in U.S. Dollars with a weighted average per annum interest rate of approximately 1.13%.
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

	Dec 31, 2022		Jan 1, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt excluding convertible senior notes	$1,984,406	$1,989,871	$1,679,877	$1,686,537
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At December 31, 2022, the company had outstanding floating-to-fixed interest rate swaps totaling $233.0 million notional amount carrying an average interest rate of 2.13% maturing in less than 12 months and $850.0 million notional amount carrying an average interest rate of 1.73% that mature in more than 12 months but less than 62 months.
The terms of the Credit Facility, as amended, limit the ability of the company and its subsidiaries to, with certain exceptions: incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make restricted payments; enter into certain transactions with affiliates; and requires, among other things, the company to satisfy certain financial covenants: (i) a minimum Interest Coverage Ratio (as defined in the Credit Facility) of 3.00 to 1.00, (ii) a maximum Secured Leverage Ratio (as defined in the Credit Facility) of Funded Debt less Unrestricted Cash to Pro Forma EBITDA (each as defined in the Credit Facility) of 3.75 to 1.00, which may be adjusted to 4.25 to 1.00 for a four consecutive fiscal quarter period in connection with certain qualified acquisitions, subject to the terms and conditions contained in the Credit Facility. The Credit Facility is secured by substantially all of the assets of Middleby Marshall, the company and the company's domestic subsidiaries and is unconditionally guaranteed by, subject to certain exceptions, the company and certain of the company's direct and indirect material foreign and domestic subsidiaries. The Credit Facility contains certain customary events of default, including, but not limited to, the failure to make required payments; bankruptcy and other insolvency events; the failure to perform certain covenants; the material breach of a representation or warranty; non-payment of certain other indebtedness; the entry of undischarged judgments against the company or any subsidiary for the payment of material uninsured amounts; the invalidity of the company guarantee or any subsidiary guaranty; and a change of control of the company. At December 31, 2022, the company was in compliance with all covenants pursuant to its borrowing agreements.

Convertible Notes
The following table summarizes the outstanding principal amount and carrying value of the Convertible Notes:

	Dec 31, 2022	Jan 1, 2022
	(in thousands)
Principal amounts:
Principal	$747,499	$747,500
Unamortized issuance costs	(9,581)	(13,083)
Net carrying amount	$737,918	$734,417
The following table summarizes total interest expense recognized related to the Convertible Notes:

	Twelve Months Ended
	Dec 31, 2022	Jan 1, 2022	Jan 2, 2021
Contractual interest expense	$7,475	$7,454	$2,720
Interest cost related to amortization of debt issuance costs	3,587	3,484	7,971
Total interest expense	$11,062	$10,938	$10,691

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
The estimated fair value of the Convertible Notes was $844.5 million as of December 31, 2022 and was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 3 (j), Fair Value Measurements, in these Notes to the Consolidated Financial Statements included in this Part II, Item 8 of this Annual Report on Form 10-K. The if-converted value of the Convertible Notes exceeded their respective principal value by $30.7 million as of December 31, 2022.

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
The company initially separated the Convertible Notes into liability and equity components. The equity component of the Convertible Notes of approximately $105.0 million was included in the additional paid-in capital and the resulting debt discount was being amortized to interest expense at an effective interest rate of 1.5%. In fiscal 2021, upon adoption of ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, the equity component was essentially reversed, increasing the liability and no longer requiring the company to recognize non-cash interest expense associated with the amortization of the debt discount.

The Convertible Notes were issued pursuant to the Indenture and bear interest semi-annually in arrears at a rate of 1.00% per annum on March 1 and September 1 of each year. The Convertible Notes are convertible based upon an initial conversion rate of 7.7746 shares of the company's common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $128.62 per share of the company's common stock. The conversion rate will be subject to adjustment upon occurrence of certain specified events in accordance with the Indenture but will not be adjusted for accrued and unpaid interest. Additionally, in the event of a Fundamental Change (as defined in the Indenture), holders of the Convertible Notes may require the company to repurchase all or a portion of their Convertible Notes at a price equal to 100.0% of the principal amount of Convertible Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. Upon conversion, the company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the company's election, in respect of the remainder, if any, of the company's conversion obligation in excess of the aggregate principal amount of the notes being converted. At December 31, 2022, none of these conditions existed.
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

The company may settle the conversions of the Convertible Notes in cash, shares of the company's common stock or any combination thereof at its election. The number of shares of the company's common stock issuable at the conversion price of $128.62 per share is expected to be 5.8 million shares. However, the Capped Call Transactions are expected generally to reduce the potential dilution of the company's common stock upon any conversion of Convertible Notes and/or offset the cash payments the company is required to make in excess of the principal amount of the Notes. Under the 2020 Capped Call Transactions, the number of shares of common stock issuable at the conversion price of $207.93 is expected to be 3.6 million shares. Under the 2021 Capped Call Transactions, the number of shares of common stock issuable at the conversion prices of $216.50 and $225.00 is expected to be 3.5 million shares and 3.3 million shares, respectively. Under the 2022 Capped Call Transactions, the number of shares of common stock issuable at the conversion price of $229.00 is expected to be 3.3 million shares. During the twelve months period ended December 31, 2022, one Convertible Note has been converted to date.

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

Capped Call Transactions
In connection with the pricing of the Convertible Notes, the company entered into privately negotiated Capped Call Transactions (the "2020 Capped Call Transactions") and the company used the net proceeds of the offering of the Convertible Notes to pay the aggregate amount of $104.7 million for them. The company entered into two tranches of privately negotiated Capped Call Transactions in December 2021 (the "2021 Capped Call Transactions") in the aggregate amount of $54.6 million. On March 15, 2022, the company entered into an additional tranche of privately negotiated Capped Call Transactions (the "2022 Capped Call Transactions") in the amount of $9.7 million.
The 2020, 2021, and 2022 Capped Call Transactions (collectively, the "Capped Call Transactions") are expected generally to reduce the potential dilution and/or offset the cash payments the company is required to make in excess of the principal amount of the Convertible Notes upon conversion of the Convertible Notes in the event that the market price per share of the company's common stock is greater than the strike price of the Capped Call Transactions (which initially corresponds to the initial conversion price of the Convertible Notes and is subject to certain adjustments under the terms of the Capped Call Transactions), with such reduction and/or offset subject to a cap based on the cap price of the Capped Call Transactions. The 2020 Capped Call Transactions have an initial cap price of $207.93 per share of the company's common stock. The 2021 Capped Call Transactions have initial cap prices of $216.50 and $225.00 per share of the company's common stock. The 2022 Capped Call Transactions have an initial cap price of $229.00 per share of the company's common stock. The Capped Call Transactions cover, initially, the number of shares of the company's common stock underlying the Convertible Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes.

The Capped Call Transactions are separate transactions entered into by the company with the capped call counterparties and are not part of the terms of the Convertible Notes and will not affect any holder's right under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the Capped Call Transactions. The Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to the company's stock. The premiums paid of the Capped Call Transactions have been included as a net reduction to additional paid-in capital with stockholders' equity.
The aggregate amount of debt payable during each of the next five years is as follows (in thousands):

2023	$45,583
2024	43,788
2025	780,826
2026	1,850,752
2027 and thereafter	1,375

$2,722,324

(6)    COMMON AND PREFERRED STOCK

(a)    Shares Authorized

At December 31, 2022 and January 1, 2022, the company had 95,000,000 authorized shares of common stock and 2,000,000 authorized shares of non-voting preferred stock.

(b)    Treasury Stock

In November 2017, the company's Board of Directors approved a stock repurchase program authorizing the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, the company's Board of Directors approved the company to repurchase an additional 2,500,000 shares of its outstanding common stock under the current program. During 2021, the company repurchased 141,500 shares of its common stock under the program for $26.6 million, including applicable commissions, which represented an average price of $188.17. During 2022, the company repurchased 1,553,961 shares of its common stock under the program for $249.0 million, including applicable commissions, which represented an average price of $160.27. As of December 31, 2022, 2,718,626 shares had been purchased under the 2017 stock repurchase program and 2,281,374 remain authorized for repurchase.

The company also treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During 2021, the company repurchased 15,480 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $2.7 million. During 2022, the company repurchased 90,243 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $15.8 million.

(c)    Share-Based Awards

The company maintains an incentive plan under which the company's Board of Directors grants share-based awards to key employees. On May 10, 2021, the 2021 Stock Incentive Plan (the "2021 Plan") was approved, which included a maximum amount of 1,350,000 shares allowed to be awarded plus the shares remaining for future grants under the 2011 Stock Incentive Plan (the "2011 Plan") as of the approval date and any shares outstanding that are subsequently forfeited or expired. Thus, no further shares are available to grant under the 2011 Plan and the maximum amount of shares available for future grants under the 2021 Plan as of December 31, 2022 is 1,367,271.

Non-cash share-based compensation of $58.4 million, $42.3 million and $19.6 million was recognized for fiscal 2022, 2021 and 2020, respectively, associated with restricted share grants and restricted stock units. The company recorded a related tax benefit of $1.3 million, $0.4 million and less than $2.7 million in fiscal 2022, 2021 and 2020, respectively.

Restricted share grants:

The company has issued restricted share grant awards, which are generally time and performance based and were not subject to market conditions. The fair value of restricted share grants represents the closing share price of the company's stock as of the date of the grant and is recognized over the vesting period of the awards. The weighted average grant date fair value was $188.31, $181.31 and $57.74 per share for restricted share grants in fiscal 2022, 2021 and 2020 respectively, which represents the closing share price of the company’s stock as of the date of grant. The approximate fair value of restricted shares vested were $29.1 million, $7.3 million, $44.8 million for fiscal 2022, 2021 and 2020, respectively.

A summary of the company’s nonvested restricted share grant activity and their corresponding fair value on the date of grant for fiscal year ended December 31, 2022 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2022	180,306	$113.31

Granted	4,000	188.31
Vested	(167,174)	123.13
Forfeited	(2,776)	126.71

Nonvested shares at December 31, 2022	14,356	$134.43

As of December 31, 2022, there was $0.3 million of total unrecognized compensation cost related to nonvested restricted share grant compensation arrangements, if all performance conditions are fully achieved. The remaining weighted average life is 0.5 years.

Restricted stock units:

During 2020, the company began granting restricted stock units, which entitle the holder to shares of common stock subject to time vesting and the achievement of certain market and performance goals. The fair value for time-based units are valued at the closing share price of the company’s stock as of the date of the grant and the fair value for performance units are based upon valuations using the Monte Carlo Methodology. Compensation expense is recognized over the performance measurement period of the units in accordance with ASC 718 Stock Compensation for awards with market and performance vesting conditions.

Time vesting units vest equally over two or three years and performance units vest based on achievement of certain company performance criteria over the two or three year period, as set forth in the grant agreement ranging from 0 to 200% of the target shares granted. The weighted average grant date fair value was $150.07, $166.41 and $134.25 per share for restricted stock units in fiscal 2022, 2021 and 2020, respectively. The approximate fair value of restricted stock units vested were $9.1 million for fiscal 2022.

A summary of the company’s nonvested restricted stock unit activity at target shares and their corresponding fair value on the date of grant for fiscal year ended December 31, 2022 is as follows:

	Units	Weighted Average Grant-Date Fair Value
Nonvested shares at January 1, 2022	335,124	$161.85

Granted	241,321	150.07
Vested	(52,211)	150.36
Forfeited	(2,779)	162.08

Nonvested shares at December 31, 2022	521,455	$157.55

As of December 31, 2022, there was $70.8 million of total unrecognized compensation cost related to nonvested restricted stock unit compensation arrangements, if all performance conditions are fully achieved. The remaining weighted average life is 1.65 years.

(7)     INCOME TAXES

Earnings before taxes is summarized as follows (in thousands):

	2022	2021	2020
Domestic	$383,813	$453,357	$178,813
Foreign	180,602	166,147	89,244
Total	$564,415	$619,504	$268,057

The provision for income taxes is summarized as follows (in thousands):

	2022	2021	2020
Federal	$62,416	$84,689	$36,908
State and local	23,892	24,363	8,815
Foreign	41,538	21,960	15,040
Total	$127,846	$131,012	$60,763

Current	$134,488	$124,149	$44,342
Deferred	(6,642)	6,863	16,421
Total	$127,846	$131,012	$60,763

Reconciliation of the differences between income taxes computed at the federal statutory rate to the effective rate are as follows:

	2022		2021	2020
U.S. federal statutory tax rate	21.0%		21.0%	21.0%

State taxes, net of federal benefit	3.3		3.1	3.2
Permanent differences	0.9		0.5	(0.4)
Foreign income tax rate at rates other than U.S. statutory	0.2	-2.2	0.2	0.5
Deferred tax changes	—		(2.2)	(0.7)
Change in valuation allowances	—		0.4	(0.1)
Tax on unremitted earnings	0.3		0.4	1.2
Federal Refund	—		(0.7)	—
Internal restructuring	(2.3)		—	—
Other	(0.7)		(1.6)	(2.0)
Consolidated effective tax	22.7%		21.1%	22.7%
(1) Net of changes in related tax attributes.

A tax provision of $127.8 million, at an effective rate of 22.7%, was recorded for fiscal 2022 as compared to $131.0 million at an effective rate of 21.1%, in fiscal 2021. The fiscal 2022 tax provision includes a deferred tax benefit of approximately $13 million associated with legal entity restructuring the company undertook to integrate and simplify the company’s business operations. The fiscal 2022 tax provision also reflects higher non-deductible stock compensation expense, where the prior year included favorable tax adjustments for deferred tax rate changes, tax refunds and adjustments for the finalization of 2020 tax returns. The effective rates in 2022 and 2021 are higher than the federal tax rate of 21.0% primarily due to state taxes and foreign tax rate differentials.
On August 16, 2022, the Inflation Reduction Act ("IRA") was enacted into law. The IRA enacted a 15% corporate minimum tax effective in 2023, a 1% tax on share repurchases after December 31, 2022, and created and extended certain tax-related energy incentives. We currently do not expect the tax-related provisions of the IRA to have a material impact on our financial results.

At December 31, 2022 and January 1, 2022, the company had recorded the following deferred tax assets and liabilities (in thousands):

	2022	2021
Deferred tax assets:
Compensation related	$26,273	$21,543
Pension and post-retirement benefits	1,640	49,072
Inventory reserves	26,134	14,453
Accrued liabilities and reserves	7,992	17,088
Warranty reserves	17,593	19,286
Operating lease liability	19,890	18,643
Basis difference on affiliates	14,473	—
Interest rate swaps	—	4,573
Convertible debt	39,388	37,034
Net operating loss carryforwards	12,964	17,083
Other	14,879	12,695
Gross deferred tax assets	181,226	211,470
Valuation allowance	(11,599)	(10,222)
Deferred tax assets	$169,627	$201,248

Deferred tax liabilities:
Intangible assets	$(287,433)	$(273,974)
Depreciable assets	(32,267)	(26,996)
Basis difference on affiliates	—	(18,795)
Operating lease right-of-use assets	(19,240)	(18,029)
Interest rate swaps	(16,836)	—
Other	(27,317)	(17,195)

Deferred tax liabilities	$(383,093)	$(354,989)

Net deferred tax assets (liabilities)	$(213,466)	$(153,741)

Long-term deferred asset	6,738	33,194
Long-term deferred liability	(220,204)	(186,935)
Net deferred tax assets (liabilities)	$(213,466)	$(153,741)

The company has recorded tax reserves on undistributed foreign earnings not permanently reinvested of $10.0 million and $9.7 million at December 31, 2022 and January 1, 2022, respectively. No further provisions were made for income taxes that may result from future remittances of undistributed earnings of foreign subsidiaries that are determined to be permanently reinvested, which were $637.0 million on December 31, 2022. Determination of the total amount of unrecognized deferred income taxes on undistributed earnings net of foreign subsidiaries is not practicable.

The company has a deferred tax asset on net operating loss carryforwards totaling $13.0 million as of December 31, 2022. These net operating losses are available to reduce future taxable earnings of certain domestic and foreign subsidiaries. United States federal loss carryforwards total $10.3 million of which $3.8 million will expire through 2036 and $6.5 million have no expiration date. State loss carryforwards total $22.6 million and expire through 2038 and international loss carryforwards total $44.4 million and expire through 2038; however, some have no expiration date. Of these carryforwards, $29.8 million are subject to full valuation allowance.

As of December 31, 2022, the total amount of liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $33.6 million (of which $33.6 million would impact the effective tax rate if recognized) plus approximately $8.0 million of accrued interest and $6.9 million of penalties. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Interest recognized in fiscal years 2022, 2021 and 2020 was $0.6 million, $0.9 million and $0.8 million, respectively. Penalties recognized in fiscal years 2022, 2021 and 2020 was $0.2 million, $(1.0) million and $(0.2) million, respectively.

The following table summarizes the activity related to the unrecognized tax benefits for the fiscal years ended January 2, 2021, January 1, 2022 and December 31, 2022 (in thousands):

Balance at January 2, 2021	$30,329

Increases to current year tax positions	1,760
Increase to prior year tax positions	6,796
Decrease to prior year tax positions	(576)
Settlements	(1,180)
Lapse of statute of limitations	(920)

Balance at January 1, 2022	$36,209

Increases to current year tax positions	2,195
Increase to prior year tax positions	534
Decrease to prior year tax positions	(1,709)
Settlements	(1,974)
Lapse of statute of limitations	(1,607)

Balance as of December 31, 2022	$33,648

It is reasonably possible that the amounts of unrecognized tax benefits associated with state, federal and foreign tax positions may decrease over the next twelve months due to expiration of a statute or completion of an audit. The company believes that it is reasonably possible that $3.2 million of its remaining unrecognized tax benefits may be recognized by the end of 2022 as a result of settlements with taxing authorities or lapses of statutes of limitations.
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

(a)Foreign Exchange

The company periodically enters into derivative instruments, principally forward contracts to reduce exposures pertaining to fluctuations in foreign exchange rates. The notional amount of foreign currency contracts outstanding was $562.5 million and $350.5 million as of December 31, 2022 and January 1, 2022, respectively. The fair value of these forward contracts was an unrealized loss of $0.5 million at the end of the year.

(b)Interest Rate

The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. In February 2022, the company entered into an additional floating-to-fixed interest rate swap agreement that uses a daily Secured Overnight Financing Rate ("SOFR") in lieu of LIBOR. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. The fair value of these instruments was an asset of $65.0 million and a liability of $18.0 million as of December 31, 2022 and January 1, 2022, respectively. The change in fair value of these swap agreements in 2022 was a gain of $61.6 million, net of taxes.

A summary of the company’s interest rate swaps is as follows (in thousands):

		Twelve Months Ended
	Location	Dec 31, 2022	Jan 1, 2022
Fair value	Prepaid expenses	$6,805	$—
Fair value	Other assets	$58,180	$3,645
Fair value	Accrued expenses	$—	$1,171
Fair value	Other non-current liabilities	$—	$20,464
Amount of gain/(loss) recognized in other comprehensive income	Other comprehensive income	$79,472	$14,634
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$(3,503)	$(18,469)

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

(9)    LEASE COMMITMENTS
Accounting Policy

At the commencement date of a lease, the company recognizes a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term, including variable fees that are known or subject to a minimum floor. The lease liability includes lease component fees, while non-lease component fees are expensed as incurred for all asset classes. The company's lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. When a contract excludes an implicit rate, the company utilizes an incremental borrowing rate based on information available at the lease commencement date including lease term and geographic region. The initial valuation of the right-of-use (“ROU”) asset includes the initial measurement of the lease liability, lease payments made in advance of the lease commencement date and initial direct costs incurred by the company and excludes lease incentives. Operating lease ROU assets are included in other assets and operating lease liabilities are included in accrued expenses and other non-current liabilities.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recorded on the Consolidated Balance Sheets. The lease expense for short-term leases is recognized on a straight-line basis over the lease term.
Leases
The company leases warehouse space, office facilities and equipment under operating leases. The company has operating lease costs of $35.7 million, $31.5 million and $30.1 million in fiscal 2022, 2021 and 2020 respectively, including short-term lease expense and variable lease costs, which were immaterial in the year.

Leases (in thousands)	December 31, 2022	January 1, 2022
Operating lease right-of-use assets:
Other assets	$102,314	$93,388

Operating lease liabilities:
Accrued expenses	25,250	22,753
Other non-current liabilities	80,242	74,202
Total Liability	$105,492	$96,955

Total Lease Commitments (in thousands)	Operating Leases
2023	$27,645
2024	23,177
2025	18,086
2026	14,818
2027	10,453
2028 and thereafter	20,181
Total future lease commitments	114,360
Less imputed interest	8,868
Total	$105,492

Other Lease Information (in thousands, except lease term and discount rate)	Twelve Months Ended December 31, 2022	Twelve Months Ended January 1, 2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$28,104	$25,957

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	20,725	16,353

	December 31, 2022	January 1, 2022

Weighted-average remaining lease terms - Operating	5.5 years	5.6 years

Weighted-average discount rate - Operating	2.9%	2.8%

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

The following table summarizes the results of operations for the company’s business segments(1) (dollars in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other(2)	Total
2022
Net sales	$2,410,266	$574,465	$1,048,122	$—	$4,032,853
Income (loss) from operations (3)	549,764	106,231	127,948	(144,339)	639,604
Depreciation expense (4)	24,432	5,912	13,596	679	44,619
Amortization expense (5)	55,506	13,400	17,376	7,159	93,441
Net capital expenditures	28,735	13,940	20,604	4,010	67,289
Total assets	3,789,437	982,605	1,972,351	130,473	6,874,866
Long-lived assets (6)	319,337	83,490	151,499	108,478	662,804

2021
Net sales	$2,032,761	$480,746	$737,285	$—	$3,250,792
Income (loss) from operations (3,7,8)	423,121	94,414	124,701	(12,244)	629,992
Depreciation expense (4)	23,814	5,601	12,655	611	42,681
Amortization expense (5)	56,910	7,247	11,628	6,777	82,562
Net capital expenditures	26,507	9,111	9,232	1,701	46,551
Total assets	3,522,630	637,252	2,153,758	69,958	6,383,598
Long-lived assets (6)	292,593	54,934	169,028	41,112	557,667

2020
Net sales	$1,510,279	$437,272	$565,706	$—	$2,513,257
Income (loss) from operations (3,8)	239,625	78,008	67,046	(60,248)	324,431
Depreciation expense (4)	21,768	5,507	11,691	120	39,086
Amortization expense (5)	51,985	7,319	9,657	2,485	71,446
Net capital expenditures	25,463	3,427	4,801	1,158	34,849
Total assets	3,249,441	617,171	1,221,229	114,633	5,202,474
Long-lived assets (6)	279,481	55,069	192,940	19,849	547,339
(1)Non-operating expenses are not allocated to the reportable segments. Non-operating expenses consist of interest expense and deferred financing amortization, foreign exchange gains and losses and other income and expense items outside of income from operations.
(2)Includes corporate and other general company assets and operations.
(3)Restructuring expenses are included in operating income of the segment to which they pertain. See note 12 for further details.
(4)Includes depreciation on right of use assets.
(5)Includes amortization of deferred financing costs and Convertible Notes issuance costs.
(6)Long-lived assets consist of property, plant and equipment, long-term deferred tax assets and other assets.
(7)Termination fee from Welbilt merger is included in Corporate and Other.
(8)Gain on sale of plant is included in Commercial Foodservice and Residential Kitchen for 2021 and Gain on sale of plant is included in Commercial Foodservice for 2020.

Geographic Information

Long-lived assets, not including goodwill and other intangibles (in thousands):

	2022	2021	2020
United States and Canada	$471,375	$379,431	$332,854

Asia	35,965	17,818	19,646
Europe and Middle East	142,326	152,384	188,448
Latin America	13,138	8,034	6,391
Total International	191,429	178,236	214,485

	$662,804	$557,667	$547,339
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

The company maintains several pension plans related to AGA and its subsidiaries (collectively, the "AGA Group"), the most significant being the Aga Rangemaster Group Pension Scheme in the United Kingdom. Membership in the plan on a defined benefit basis of pension provision was closed to new entrants in 2001. The plan became open to new entrants on a defined contribution basis of pension provision in 2002 but was generally closed to new entrants on this basis during 2014. In December 2020, it was agreed that the Group Pension Scheme will be closed to future pension accruals effective April 5, 2021.

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

	Fiscal 2022		Fiscal 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net Periodic Pension Cost (Benefit):
Service cost	$—	$—	$—	$773
Interest cost	923	25,032	841	17,340
Expected return on assets	(1,073)	(74,581)	(1,029)	(78,956)
Amortization of net loss	758	3,671	1,118	12,741
Amortization of prior service cost	—	2,589	—	2,879
	$608	$(43,289)	$930	$(45,223)

Change in Benefit Obligation:
Benefit obligation – beginning of year	$36,423	$1,544,147	$38,897	$1,744,574
Service cost	—	—	—	773
Interest on benefit obligations	923	25,032	841	17,340
Member contributions	—	—	—	81
Actuarial gain	(8,060)	(409,462)	(1,617)	(135,475)
Net benefit payments	(1,736)	(59,682)	(1,698)	(65,138)
Exchange effect	—	(153,882)	—	(18,008)
Benefit obligation – end of year	$27,550	$946,153	$36,423	$1,544,147

Change in Plan Assets:
Plan assets at fair value – beginning of year	$18,289	$1,342,601	$17,455	$1,296,516
Company contributions	1,173	5,442	1,233	4,890
Investment (loss) gain	(2,728)	(207,270)	1,299	123,708
Member contributions	—	—	—	81
Benefit payments and plan expenses	(1,736)	(59,682)	(1,698)	(65,138)
Exchange effect	—	(137,334)	—	(17,456)
Plan assets at fair value – end of year	$14,998	$943,757	$18,289	$1,342,601

Funded Status:
Unfunded benefit obligation	$(12,552)	$(2,396)	$(18,134)	$(201,546)

Amounts recognized in balance sheet at year end:
Accrued pension benefits	$(12,552)	$(2,396)	$(18,134)	$(201,546)

	Fiscal 2022		Fiscal 2021
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Pre-tax components in accumulated other comprehensive income at period end:
Net actuarial loss	$2,402	$121,292	$7,419	$281,745

Pre-tax components recognized in other comprehensive income for the period:
Current year actuarial gain	$(4,259)	$(148,515)	$(1,887)	$(181,518)
Actuarial loss recognized	(758)	(4,272)	(1,118)	(12,832)
Prior service cost recognized	—	(7,666)	—	(3,457)
Total amount recognized	$(5,017)	$(160,453)	$(3,005)	$(197,807)

Accumulated Benefit Obligation	$27,550	$946,136	$36,423	$1,544,117

Salary growth rate	n/a	0.8%	n/a	0.8%
Assumed discount rate	4.9%	4.8%	2.6%	1.9%
Expected return on assets	6.0%	6.2%	6.0%	6.2%

The company has engaged non-affiliated third-party professional investment advisors to assist the company in developing its investment policy and establishing asset allocations. The company's overall investment objective is to provide a return, that along with company contributions, is expected to meet future benefit payments. Investment policy is established in consideration of anticipated future timing of benefit payments under the plans. The anticipated duration of the investment and the potential for investment losses during that period are carefully weighed against the potential for appreciation when making investment decisions. The company routinely monitors the performance of investments made under the plans and reviews investment policy in consideration of changes made to the plans or expected changes in the timing of future benefit payments.

The assets of the plans were invested in the following classes of securities (none of which were securities of the company):

U.S. Plans:

	Target Allocation	Percentage of Plan Assets
		2022	2021
Equity	48%	45%	53%
Fixed income	40	40	36
Money market	4	5	1
Other (real estate investment trusts & commodities contracts)	8	10	10
	100%	100%	100%

Non-U.S. Plans:

	Target Allocation	Percentage of Plan Assets
		2022	2021
Equity	17%	10%	11%
Fixed income	38	55	56
Alternatives/Other	32	19	15
Real Estate	13	10	15
Cash and cash equivalents	—	6	3
	100%	100%	100%

In accordance with ASC 820 Fair Value Measurements and Disclosures, the company has measured its defined benefit pension plans at fair value. In accordance with ASU 2015-04, "Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets", the company has elected to measure the pension plan assets and obligations as of the calendar month end closest to the fiscal year end. The following tables summarize the basis used to measure the pension plans’ assets at fair value as of December 31, 2022 and January 1, 2022 (in thousands):

U.S. Plans:

	Fiscal 2022			Fiscal 2021
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Net Asset Value	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Net Asset Value

Short Term Investment Fund (a)	$771	$—	$771	$274	$—	$274

Equity Securities:
Large Cap	2,818	2,818	—	3,928	3,928	—
Mid Cap	555	555	—	413	413	—
Small Cap	329	329	—	424	424	—
International	3,002	3,002	—	4,918	4,918	—

Fixed Income:
Government/Corporate	4,973	4,973	—	5,137	5,137	—
High Yield	1,041	1,041	—	1,383	1,383	—

Alternative:
Global Real Estate Investment Trust	602	602	—	758	758	—
Commodities Contracts	907	907	—	1,054	1,054	—

Total	$14,998	$14,227	$771	$18,289	$18,015	$274

(a)Represents collective short term investment fund, composed of high-grade money market instruments with short maturities.

Non-U.S. Plans:

	Fiscal 2022
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value

Cash and cash equivalents	$52,041	$5,372	$7,372	$—	$39,297

Equity Securities:
UK	3,677	68	—	—	3,609
International:
Developed	70,611	2,634	—	—	67,977
Emerging	18,642	298	—	—	18,344
Unquoted/Private Equity	2,083	—	—	—	2,083

Fixed Income:
Government/Corporate:
UK	191,868	8,933	—	—	182,935
International	127,485	—	—	—	127,485
Index Linked	199,220	1,433	—	—	197,787
Other	1,806	—	—	—	1,806

Real Estate:
Direct	83,280	—	83,280	—	—
Indirect	5,073	58	—	—	5,015

Hedge Fund Strategy:
Equity Long/Short	30,266	—	—	—	30,266
Arbitrage & Event	22,398	—	—	—	22,398
Directional Trading & Fixed Income	6,099	—	—	—	6,099
Cash & Other	169,504	—	—	—	169,504
Direct Sourcing	4,014	—	—	—	4,014

Leveraged Loans	8,539	—	—	—	8,539

Alternative/Other	(52,849)	1,583	—	—	(54,432)

Total	$943,757	$20,379	$90,652	$—	$832,726

	Fiscal 2021
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value

Cash and cash equivalents	$51,780	$6,566	$5,092	$—	$40,122

Equity Securities:
UK	6,470	1,878	—	—	4,592
International:
Developed	117,751	3,034	—	—	114,717
Emerging	31,392	435	—	—	30,957
Unquoted/Private Equity	2,195	1	—	—	2,194

Fixed Income:
Government/Corporate:
UK	259,833	15,471	—	—	244,362
International	114,973	—	—	—	114,973
Index Linked	364,666	2,138	—	—	362,528
Other	7,811	—	—	—	7,811
Convertible Bonds	185	—	—	—	185

Real Estate:
Direct	183,045	—	183,045	—	—
Indirect	8,030	80	3,038	—	4,912

Hedge Fund Strategy:
Equity Long/Short	29,345	—	—	—	29,345
Arbitrage & Event	25,788	—	—	—	25,788
Directional Trading & Fixed Income	3,266	—	—	—	3,266
Cash & Other	196,930	—	—	—	196,930
Direct Sourcing	1,156	—	—	—	1,156

Leveraged Loans	30,224	—	—	—	30,224

Alternative/Other	(92,239)	453	—	—	(92,692)

Total	$1,342,601	$30,056	$191,175	$—	$1,121,370

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

Estimated future benefit payments under the plans are as follows (dollars in thousands):

	U.S. Plans	Non-U.S. Plans
2023	$1,814	$55,341
2024	1,822	55,551
2025	1,841	56,522
2026	1,784	56,243
2027 through 2032	11,573	338,542

Expected contributions to the U.S. Plans and Non-U.S. Plans to be made in 2023 are $0.3 million and $5.6 million, respectively.

(b)Defined Contribution Plans

As of December 31, 2022, the company maintained two separate defined contribution 401(k) savings plans covering all employees in the United States. These two plans separately cover the union employees at the Elgin, Illinois facility and all other remaining union and non-union employees in the United States. The company also maintained defined contribution plans for its UK based employees.

(12)    RESTRUCTURING AND ACQUISITION INTEGRATION INITIATIVES

Commercial Foodservice Equipment Group:
During the fiscal years 2022, 2021 and 2020, the company undertook cost reduction initiatives related to the Commercial Foodservice Equipment Group including headcount reductions and facility consolidations. These actions resulted in expenses of $2.0 million, $5.4 million and $10.1 million in the twelve months ended December 31, 2022, January 1, 2022 and January 2, 2021 respectively. These expenses are reflected in restructuring expenses in the Consolidated Statements of Earnings. The primary realization of cost savings from the restructuring initiatives began in 2020 with expected annual savings of approximately $20.0 million. At December 31, 2022, the restructuring obligations accrued for these initiatives are immaterial and will be substantially complete by the end of fiscal year 2023.
Residential Kitchen Equipment Group:
During fiscal year 2022, the company initiated cost reduction initiatives related to the Residential Kitchen Equipment Group of $5.1 million, primarily related to headcount reductions and facility consolidations. These expenses are reflected in restructuring expenses in the Consolidated Statements of Earnings. The primary realization of cost savings from the restructuring initiatives began in 2023 with an expected annual savings of approximately $8.0 million. At December 31, 2022, the restructuring obligations accrued for these initiatives are immaterial and will be substantially complete by the end of fiscal year 2023.
The restructuring expenses for the other segment of the company were not material during fiscal years 2022, 2021 and 2020.

In December 2020, the company recorded an impairment of approximately $2.9 million associated to reflect the fair market value of assets held for sale of a non-core business within the Residential Kitchen Equipment Group. This charge was reflected in impairments in the Consolidated Statements of Earnings.

THE MIDDLEBY CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2022, JANUARY 1, 2022
AND January 2, 2021
(amounts in thousands)

	Balance Beginning Of Period	Additions/ (Recoveries) Charged to Expense	Other Adjustments (1)	Write-Offs During the Period	Balance At End Of Period
Allowance for doubtful accounts; deducted from accounts receivable on the balance sheets-

2022	$18,770	$4,311	$776	$(3,562)	$20,295

2021	$19,225	$809	$554	$(1,818)	$18,770

2020	$14,886	$6,868	$1,239	$(3,768)	$19,225

(1) Amounts consist primarily of valuation allowances assumed from acquired companies.

	Balance Beginning Of Period	Additions/ (Recoveries) Charged to Expense	Write-Offs During the Period	Balance At End Of Period
Valuation allowance - Deferred tax assets

2022	$10,222	$1,377	$—	$11,599

2021	$11,731	$1,138	$(2,647)	$10,222

2020	$7,754	$3,977	$—	$11,731

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

The company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of December 31, 2022. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, there have been no changes in the company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our assessment of the internal control structure excluded Kloppenberg (acquired April 25, 2022), Proxaut (acquired June 29, 2022), Icetro (acquired June 30, 2022), CP Packaging (acquired July 12, 2022), Colussi (acquired July 27, 2022), Escher (acquired November 10, 2022) and Marco (acquired December 20, 2022).

These acquisitions constitute 0.2% and 6.0% of net and total assets, respectively, 1.7% of net sales and (0.5)% of net income of the consolidated financial statements of the company as of and for the year ended December 31, 2022. These acquisitions are included in the consolidated financial statements of the company as of and for the year ended December 31, 2022. Under guidelines established by the Securities Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired companies.

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Ernst & Young LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the company included in this report, has issued a report on the effectiveness of the company's internal control over financial reporting as of December 31, 2022.

The Middleby Corporation
March 1, 2023

Item 9B. Other Information

None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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
4.4    Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to the company's Form 10-K Exhibit 4.4 for the fiscal year ended January 2, 2021, filed on March 3, 2021.
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
10.4*    Employment Agreement by and between The Middleby Corporation and Timothy J. FitzGerald, dated March 21, 2013, incorporated by reference to the company's Form 8-K Exhibit 10.1, filed on March 25, 2013.
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
10.10*    Form of Restricted Performance Stock Agreement for The Middleby Corporation 2011 Long-Term Incentive Plan, incorporated by reference the company's to Form 8-K Exhibit 10.1, dated February 24, 2014, filed on March 3, 2014.
10.11*    Amendment to Employment Agreement between The Middleby Corporation, Middleby Marshall Inc. and Timothy J. FitzGerald, dated February 19, 2018, incorporated by reference to the company's Form 8-K Exhibit 10.2, filed on February 22, 2018.
10.12*    Employment Agreement between The Middleby Corporation, Middleby Marshall Inc. and David Brewer, dated February 19, 2018, incorporated by reference to the company's Form 8-K Exhibit 10.3, filed on February 22, 2018.
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
10.16*    Form of Restricted Stock Unit Award Agreement for Non-Employee Directors for The Middleby Corporation 2011 Long-Term Incentive Plan, incorporated by reference to the company's Form 10-Q Exhibit 10.2 filed on May 13, 2021.
10.17*    Employment Agreement, dated as of March 10, 2022, by and among The Middleby Corporation, Middleby Marshall Inc. and Timothy J. FitzGerald incorporated by reference to the company's Form 8-K Exhibit 10.1, filed on March 14, 2022.
21    List of subsidiaries.
23.1    Consent of Ernst & Young LLP.
31.1    Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2    Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1    Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101    Financial statements on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023, formatted in Inline Extensive Business Reporting Language (XBRL); (i) consolidated balance sheets, (ii) consolidated statements of earnings, (iii) consolidated statements of cash flows, (iv) notes to the consolidated financial statements.
104    Cover Page Interactive Data File (formatted in iXBRL) and contained in Exhibit 101).
*    Designates management contract or compensation plan.
(c)See the financial statement schedule included under Item 8.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2023.

THE MIDDLEBY CORPORATION

BY:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2023.

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