Form 10-Q
period 2023-04-01
MIDDLEBY Corp
filed 2023-05-11
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2023
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
As of May 5, 2023, there were 53,515,206 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION

QUARTER ENDED APRIL 1, 2023

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Apr 1, 2023	Dec 31, 2022
Current assets:
Cash and cash equivalents	$156,524	$162,001
Accounts receivable, net of reserve for doubtful accounts of $22,137 and $20,295	652,949	631,134
Inventories, net	1,116,364	1,077,729
Prepaid expenses and other	123,808	125,640
Prepaid taxes	10,874	9,492
Total current assets	2,060,519	2,005,996
Property, plant and equipment, net of accumulated depreciation of $307,662 and $299,572	461,728	443,528
Goodwill	2,429,167	2,411,834
Other intangibles, net of amortization of $525,926 and $503,034	1,791,062	1,794,232
Long-term deferred tax assets	7,042	6,738
Other assets	206,619	212,538
Total assets	$6,956,137	$6,874,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$44,247	$45,583
Accounts payable	282,032	271,374
Accrued expenses	664,030	671,327
Total current liabilities	990,309	988,284
Long-term debt	2,688,417	2,676,741
Long-term deferred tax liability	218,377	220,204
Accrued pension benefits	11,789	14,948
Other non-current liabilities	185,046	176,942
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 63,840,330 and 63,508,855 shares issued in 2023 and 2022, respectively	147	147
Paid-in capital	425,781	408,376
Treasury stock, at cost; 10,288,676 and 9,814,480 shares in 2023 and 2022	(899,047)	(831,176)
Retained earnings	3,597,961	3,498,872
Accumulated other comprehensive loss	(262,643)	(278,472)
Total stockholders' equity	2,862,199	2,797,747
Total liabilities and stockholders' equity	$6,956,137	$6,874,866

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	Apr 1, 2023	Apr 2, 2022
Net sales	$1,007,396	$994,676
Cost of sales	628,661	664,166
Gross profit	378,735	330,510
Selling, general and administrative expenses	215,407	206,071
Restructuring expenses	2,306	1,875
Income from operations	161,022	122,564
Interest expense and deferred financing amortization, net	29,462	17,654
Net periodic pension benefit (other than service costs)	(2,251)	(11,516)
Other expense, net	1,896	4,061
Earnings before income taxes	131,915	112,365
Provision for income taxes	32,826	26,610
Net earnings	$99,089	$85,755

Net earnings per share:
Basic	$1.85	$1.57
Diluted	$1.82	$1.52
Weighted average number of shares
Basic	53,594	54,669
Dilutive common stock equivalents	783	1,694
Diluted	54,377	56,363
Comprehensive income	$114,918	$97,272

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, December 31, 2022	$147	$408,376	$(831,176)	$3,498,872	$(278,472)	$2,797,747
Net earnings	—	—	—	99,089	—	99,089
Currency translation adjustments	—	—	—	—	26,959	26,959
Change in unrecognized pension benefit costs, net of tax of $(76)	—	—	—	—	(2,809)	(2,809)
Unrealized loss on interest rate swap, net of tax of $(2,910)	—	—	—	—	(8,321)	(8,321)
Stock compensation	—	12,232	—	—	—	12,232
Stock issuance	—	5,173	—	—	—	5,173
Purchase of treasury stock	—	—	(67,871)	—	—	(67,871)
Balance, April 1, 2023	$147	$425,781	$(899,047)	$3,597,961	$(262,643)	$2,862,199

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, January 1, 2022	$147	$357,309	$(566,399)	$3,062,303	$(359,084)	$2,494,276
Net earnings	—	—	—	85,755	—	85,755
Currency translation adjustments	—	—	—	—	(27,191)	(27,191)
Change in unrecognized pension benefit costs, net of tax of $987	—	—	—	—	6,244	6,244
Unrealized gain on interest rate swap, net of tax of $10,892	—	—	—	—	31,116	31,116
Unrealized gain on certain investments, net of tax of $449	—	—	—	—	1,348	1,348
Stock compensation	—	13,723	—	—	—	13,723
Purchase of treasury stock	—	—	(170,013)	—	—	(170,013)
Purchase of capped calls, net of tax of $(2,364)	—	(7,291)	—	—	—	(7,291)
Balance, April 2, 2022	$147	$363,741	$(736,412)	$3,148,058	$(347,567)	$2,427,967

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	Apr 1, 2023	Apr 2, 2022
Cash flows from operating activities--
Net earnings	$99,089	$85,755
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	34,947	46,742
Non-cash share-based compensation	12,232	13,723
Deferred income taxes	(33)	8,586
Net periodic pension benefit (other than service costs)	(2,251)	(11,516)
Other non-cash items	6,918	(6,173)
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(17,625)	(55,305)
Inventories, net	(30,825)	(88,474)
Prepaid expenses and other assets	4,555	(3,926)
Accounts payable	8,557	1,235
Accrued expenses and other liabilities	(23,562)	(5,991)
Net cash provided by (used in) operating activities	92,002	(15,344)
Cash flows from investing activities--
Net additions to property, plant and equipment	(25,485)	(14,497)
Purchase of intangible assets	(1,625)	(240)
Acquisitions, net of cash acquired	(9,340)	(9,389)
Net cash used in investing activities	(36,450)	(24,126)
Cash flows from financing activities--
Proceeds under Credit Facility	195,000	365,000
Repayments under Credit Facility	(190,875)	(177,250)
Premiums paid for capped call	—	(9,655)
Net proceeds under international credit facilities	197	756
Repurchase of treasury stock	(67,648)	(170,013)
Other, net	(51)	(117)
Net cash (used in) provided by financing activities	(63,377)	8,721
Effect of exchange rates on cash and cash equivalents	2,348	(2,937)
Changes in cash and cash equivalents--
Net decrease in cash and cash equivalents	(5,477)	(33,686)
Cash and cash equivalents at beginning of year	162,001	180,362
Cash and cash equivalents at end of period	$156,524	$146,676

Non-cash investing and financing activities:
Stock issuance related to acquisition and purchase of intangible assets	$5,173	$—

See accompanying notes

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 1, 2023
(Unaudited)
1)Summary of Significant Accounting Policies
a)Basis of Presentation
The condensed consolidated financial statements have been prepared by The Middleby Corporation (the "company" or “Middleby”), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the company's 2022 Form 10-K. The company’s interim results are not necessarily indicative of future full year results for the fiscal year 2023. Certain reclassifications of prior year data have been made to conform with current year reporting.
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of April 1, 2023 and December 31, 2022, the results of operations for the three months ended April 1, 2023 and April 2, 2022, cash flows for the three months ended April 1, 2023 and April 2, 2022 and statement of stockholders' equity for the three months ended April 1, 2023 and April 2, 2022.
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
b)Non-Cash Share-Based Compensation
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $12.2 million and $13.7 million for the three months period ended April 1, 2023 and April 2, 2022, respectively.
c)Income Taxes
A tax provision of $32.8 million, at an effective rate of 24.9%, was recorded during the three months period ended April 1, 2023, as compared to a $26.6 million tax provision at a 23.7% effective rate in the prior year period. The effective tax rate for the three months period ended April 1, 2023 is higher than the comparable year rate primarily due to an increase in the UK income tax from 19% in 2022 to a 23.5% blended rate in 2023.
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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of April 1, 2023
Financial Assets:
Interest rate swaps	$—	$53,754	$—	$53,754

Financial Liabilities:
Contingent consideration	$—	$—	$49,874	$49,874
Foreign exchange derivative contracts	$—	$308	$—	$308

As of December 31, 2022
Financial Assets:
Interest rate swaps	$—	$64,985	$—	$64,985

Financial Liabilities:
Contingent consideration	$—	$—	$47,242	$47,242
Foreign exchange derivative contracts	$—	$474	$—	$474
The contingent consideration as of April 1, 2023 and December 31, 2022, relates to the earnout provisions recorded in conjunction with various purchase agreements.
The earnout provisions associated with these acquisitions are based upon performance measurements related to sales and earnings, as defined in the respective purchase agreement. On a quarterly basis, the company assesses the projected results for each of the acquisitions in comparison to the earnout targets and adjusts the liability accordingly. Discount rates for valuing contingent consideration are determined based on the company rates and specific acquisition risk considerations. Changes in fair value associated with the earnout provisions are recognized in Selling, general and administrative expenses within the Condensed Consolidated Statements of Comprehensive Income.
The following table represents changes in the fair value of the contingent consideration liabilities:

April 1, 2023
Beginning balance	$47,242
New contingent consideration	1,316
Changes in fair value	1,316
Ending balance	$49,874
e)    Consolidated Statements of Cash Flows
Cash paid for interest was $30.5 million and $18.1 million for the three months ended April 1, 2023 and April 2, 2022, respectively. Cash payments totaling $8.0 million and $7.9 million were made for income taxes for the three months ended April 1, 2023 and April 2, 2022, respectively.

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
The company’s potentially dilutive securities consist of shares issuable on vesting of restricted stock grants computed using the treasury method and amounted to 2,000 and 6,000 for the three months ended April 1, 2023 and April 2, 2022, respectively. For the three months ended April 1, 2023 and April 2, 2022, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes (as defined below) resulting in 781,000 and 1,688,000 diluted common stock equivalents to be included in the diluted net earnings per share, respectively. There have been no material conversions to date. See Note 12, Financing Arrangements for further details on the Convertible Notes. There were no anti-dilutive restricted stock grants excluded from common stock equivalents in any period presented.

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
The company completed no material acquisitions during the three months ended April 1, 2023.
Other 2022 Acquisitions
During 2022, the company completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition dates for the other 2022 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet		Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$25,860		$159	$26,019
Current assets	115,264		(2,983)	112,281
Property, plant and equipment	44,598		709	45,307
Goodwill	139,633		5,527	145,160
Other intangibles	93,147		2,212	95,359
Long-term deferred tax asset	426		104	530
Other assets	1,420		3,039	4,459
Current portion of long-term debt	(22,841)		2,154	(20,687)
Current liabilities	(57,158)		(1,479)	(58,637)
Long term debt	(5,646)		(2,320)	(7,966)
Long-term deferred tax liability	(23,137)		1,858	(21,279)
Other non-current liabilities	(19,061)		(6,737)	(25,798)

Consideration paid at closing	$292,505	292505000	$2,243	$294,748

Contingent consideration	19,105		3,969	23,074

Net assets acquired and liabilities assumed	$311,610		$6,212	$317,822
The net long-term deferred tax liability amounted to $20.7 million. The net deferred tax liability is comprised of $19.6 million related to the difference between the book and tax basis of identifiable intangible assets and $1.1 million related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $42.9 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $37.7 million allocated to customer relationships, $6.3 million allocated to developed technology, and $8.4 million allocated to backlog, which are being amortized over periods of 7 years, 5 to 10 years, and 3 to 6 months, respectively. Goodwill of $112.0 million and other intangibles of $59.1 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Goodwill of $30.9 million and other intangibles of $35.5 million are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Goodwill of $2.3 million and other intangibles of $0.8 million are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Of these assets, goodwill of $20.7 million and intangibles of $11.8 million are expected to be deductible for tax purposes.

Four purchase agreements include earnout provisions providing for a contingent payment due to the sellers for the achievement of certain targets. Three earnouts are payable to the extent certain EBITDA targets are met with measurement dates ending between 2022 and 2025. One earnout is payable yearly through 2026 based on product sales. One earnout is payable yearly through 2027 based on product sales. The contractual obligation associated with the contingent earnout provisions recognized on the acquisition date amount to $23.1 million.
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
Other 2023 Acquisitions
During 2023, the company completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition dates for the other 2023 acquisitions and are summarized as follows (in thousands):

Preliminary Opening Balance Sheet
Cash	$851
Current assets	2,668
Property, plant and equipment	955
Goodwill	3,149
Other intangibles	11,221
Current liabilities	(644)
Other non-current liabilities	(741)

Consideration paid at closing	$17,459

Contingent consideration	741

Net assets acquired and liabilities assumed	$18,200
The goodwill and $3.0 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $2.4 million allocated to customer relationships, and $5.8 million allocated to developed technology, which are being amortized over periods of 7 years and 7 years to 12 years, respectively. Goodwill of $3.1 million and other intangibles of $11.2 million are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. All of the goodwill and other intangibles are expected to be deductible for tax reporting purposes.
One purchase agreement includes an earnout provision providing for a contingent payment due to the sellers for the achievement of certain targets. The earnout is payable during 2025 to the extent certain EBITDA targets are met. The contractual obligation associated with the contingent earnout provisions recognized on the acquisition date amount to $0.7 million.

The company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the company is waiting for additional information necessary to finalize those fair values for all acquisitions completed during 2023. Certain intangible assets are preliminarily valued using historical information from the Commercial Foodservice Equipment Group and qualitative assessments of the individual businesses at acquisition date. Specifically, the company estimated the fair values of the intangible assets based on the percentage of purchase price assigned to similar intangible assets in previous acquisitions. Thus, the provisional measurements of fair values set forth above are subject to change. The company expects to complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.
Pro Forma Financial Information

In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the three months ended April 1, 2023 and April 2, 2022, assumes the 2022 and 2023 acquisitions described above were completed on January 2, 2022 (first day of fiscal year 2022). The following pro forma results include adjustments to reflect amortization of intangibles associated with the acquisition and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Three Months Ended
	April 1, 2023	April 2, 2022
Net sales	$1,007,624	$1,033,298
Net earnings	102,272	72,593

Net earnings per share:
Basic	$1.91	$1.33
Diluted	$1.88	$1.29

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

4)    Recently Issued Accounting Standards
Accounting Pronouncements - Recently Adopted
In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The new accounting rules require entities to apply “Revenue from Contracts with Customers (Topic 606)” to recognize and measure contract assets and contract liabilities in a business combination. The new accounting rules were effective for the Company in the first quarter of 2023. The company adopted this standard in the first quarter of 2023 and it did not have a material impact on its Consolidated Financial Statements and disclosures
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The new standard is effective for the company as of January 1, 2023 and only impacts annual financial statement footnote disclosures. The company adopted this standard in the first quarter of 2023 and it did not have a material impact on its Consolidated Financial Statements and disclosures.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this update eliminate the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current-period gross write-offs by year of origination for financing receivables. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The standard should be applied prospectively, and it allows for a modified retrospective transition method resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The company adopted this standard in the first quarter of 2023 and it did not have a material impact on its Consolidated Financial Statements and disclosures.
In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. The new standard expands and clarifies the use of the portfolio layer method for fair value hedges of interest rate risk. The new standard allows non-prepayable financial assets to also be included in a closed portfolio hedged using the portfolio layer method. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The new guidance on hedging multiple layers in a closed portfolio should be applied prospectively and the guidance on the accounting for fair value basis adjustments should be applied on a modified retrospective basis. The company adopted this standard in the first quarter of 2023 and it did not have a material impact on its Consolidated Financial Statements and disclosures.
Accounting Pronouncements - To be adopted
In March 2023, the FASB issued Accounting Standards Update ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” This ASU clarified the accounting for leasehold improvements for leases under common control. The guidance is effective for the Company beginning on January 1, 2024. The company is currently evaluating the impacts the adoption of this guidance will have on its Consolidated Financial Statements and disclosures.

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Three Months Ended April 1, 2023
United States and Canada	$452,655	$116,900	$143,959	$713,514
Asia	56,526	8,587	3,189	68,302
Europe and Middle East	86,965	34,059	70,386	191,410
Latin America	17,789	13,957	2,424	34,170
Total	$613,935	$173,503	$219,958	$1,007,396

Three Months Ended April 2, 2022
United States and Canada	$390,776	$98,288	$229,599	$718,663
Asia	47,382	3,746	6,005	57,133
Europe and Middle East	88,570	14,207	93,583	196,360
Latin America	13,290	7,337	1,893	22,520
Total	$540,018	$123,578	$331,080	$994,676

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Apr 1, 2023	Dec 31, 2022
Contract assets	$46,495	$40,438
Contract liabilities	$177,190	$185,824
Non-current contract liabilities	$13,195	$12,495

During the three months period ended April 1, 2023, the company reclassified $12.7 million to receivables, which was included in the contract asset balance at the beginning of the period. During the three months period ended April 1, 2023, the company recognized revenue of $43.1 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $47.0 million during the three months period ended April 1, 2023. In addition, contract liabilities increased due to the acquisitions during the three months ended April 1, 2023. Substantially, all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during the three months period ended April 1, 2023.

6)    Other Comprehensive Income
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Unrealized Gain Certain Investments	Total
Balance as of December 31, 2022	$(205,345)	$(121,701)	$48,574	$—	$(278,472)
Other comprehensive income before reclassification	26,959	(3,479)	(1,312)	—	22,168
Amounts reclassified from accumulated other comprehensive income	—	670	(7,009)	—	(6,339)
Net current-period other comprehensive income	$26,959	$(2,809)	$(8,321)	—	$15,829
Balance as of April 1, 2023	$(178,386)	$(124,510)	$40,253	—	$(262,643)

Balance as of January 1, 2022	$(97,654)	$(249,696)	$(13,064)	$1,330	$(359,084)
Other comprehensive income before reclassification	(27,191)	6,244	27,155	1,348	7,556
Amounts reclassified from accumulated other comprehensive income	—	—	3,961	—	3,961
Net current-period other comprehensive income	$(27,191)	$6,244	$31,116	$1,348	$11,517
Balance as of April 2, 2022	$(124,845)	$(243,452)	$18,052	$2,678	$(347,567)

(1) As of April 1, 2023, pension and interest rate swap are net of tax of $(2.1) million and $13.9 million, respectively. During the three months ended April 1, 2023, the adjustments to pension and interest rate swap were net of tax of $(0.1) million and $(2.9) million, respectively. As of April 2, 2022, pension, interest rate swap, and gain on investment amounts are net of tax of $(38.5) million, $6.4 million, and $0.9 million, respectively. During the three months ended April 2, 2022, the adjustments to pension, unrealized gain/(loss) interest rate swap, and gain on investments were net of tax of $1.0 million, $10.9 million, and $0.5 million, respectively.
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended
	Apr 1, 2023	Apr 2, 2022
Net earnings	$99,089	$85,755
Currency translation adjustment	26,959	(27,191)
Pension liability adjustment, net of tax	(2,809)	6,244
Unrealized (loss) gain on interest rate swaps, net of tax	(8,321)	31,116
Unrealized gain on certain investments, net of tax	—	1,348
Comprehensive income	$114,918	$97,272
7)    Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or net realizable value. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at April 1, 2023 and December 31, 2022 are as follows (in thousands):

	Apr 1, 2023	Dec 31, 2022
Raw materials and parts	$595,595	$595,325
Work-in-process	100,248	86,083
Finished goods	420,521	396,321
	$1,116,364	$1,077,729

8)    Goodwill
Changes in the carrying amount of goodwill for the three months ended April 1, 2023 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 31, 2022	$1,309,776	$350,303	$751,755	$2,411,834
Goodwill acquired during the year	3,149	—	—	3,149
Measurement period adjustments to goodwill acquired in prior year	782	(248)	—	534
Exchange effect	2,180	2,734	8,736	13,650
Balance as of April 1, 2023	$1,315,887	$352,789	$760,491	$2,429,167

The annual impairment assessment for goodwill and indefinite-lived intangible assets is performed as of the first day of the fourth quarter and since that assessment, the company does not believe there are any indicators of impairment requiring subsequent analysis. This is supported by the review of order rates, backlog levels and financial performance across business segments.

9)    Intangibles

Intangible assets consist of the following (in thousands):

	April 1, 2023			December 31, 2022
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	7.4	$844,529	$(479,402)	7.6	$839,811	$(460,885)
Backlog	0.0	8,899	(8,899)	0.1	8,301	(6,352)
Developed technology	8.5	85,791	(37,625)	8.3	79,763	(35,797)
		$939,219	$(525,926)		$927,875	$(503,034)
Indefinite-lived assets:
Trademarks and tradenames		$1,377,769			$1,369,391

The aggregate intangible amortization expense was $21.2 million and $33.6 million for the three months period ended April 1, 2023 and April 2, 2022, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Twelve Month Period coinciding with the end of the company's Fiscal First Quarter	Amortization Expense

2024	$72,196
2025	60,078
2026	55,877
2027	51,348
2028	43,290
Thereafter	130,504
$413,293

10)    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Apr 1, 2023	Dec 31, 2022
Contract liabilities	$177,190	$185,824
Accrued payroll and related expenses	121,869	122,861
Accrued warranty	84,878	82,096
Accrued customer rebates	47,154	70,706
Accrued short-term leases	25,882	25,250
Accrued sales and other tax	25,091	24,044
Accrued contingent consideration	21,178	20,529
Accrued agent commission	17,253	17,381
Accrued professional fees	16,966	19,541
Accrued product liability and workers compensation	11,308	11,326
Other accrued expenses	115,261	91,769

	$664,030	$671,327

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
A rollforward of the warranty reserve is as follows (in thousands):

Three Months Ended
Apr 1, 2023
Balance as of December 31, 2022	$82,096
Warranty expense	22,633
Warranty claims	(19,851)
Balance as of April 1, 2023	$84,878

12)    Financing Arrangements

	Apr 1, 2023	Dec 31, 2022
	(in thousands)
Senior secured revolving credit line	$282,514	$251,805
Term loan facility	963,630	975,785
Delayed draw term loan facility	740,625	750,000
Convertible senior notes	738,816	737,918
Foreign loans	6,232	5,917
Other debt arrangement	847	899
Total debt	2,732,664	2,722,324
Less: Current maturities of long-term debt	44,247	45,583
Long-term debt	$2,688,417	$2,676,741
Credit Facility
As of April 1, 2023, the company had $2.0 billion of borrowings outstanding under its credit facility (the "Credit Facility"), including $968.8 million outstanding under the term loan ($963.6 million, net of unamortized issuance fees) and $740.6 million outstanding under the delayed draw term loan. The company also had $2.0 million in outstanding letters of credit as of April 1, 2023, which reduces the borrowing availability under the Credit Facility. Remaining borrowing capacity under this facility was $2.5 billion at April 1, 2023.
On August 11, 2022, the company borrowed $750.0 million against the delayed draw term facility as provided under the Credit Agreement. The funds were used to reduce outstanding borrowings under the revolver. The delayed draw term loan amortizes in quarterly installments due on the last day of each fiscal quarter, and commenced on December 31, 2022, in an amount equal to 0.625% of the principal drawn, with the balance, plus any accrued interest payable by October 21, 2026.
At April 1, 2023 through April 11, 2023, borrowings under the Credit Facility accrued interest at a rate of 1.625% above LIBOR per annum or 0.625% above the highest of the prime rate, the federal funds rate plus 0.50% and one month LIBOR plus 1.00%. Commencing April 11, 2023, new borrowings under the Credit Facility accrued interest at a rate of 1.625% above the daily simple Secured Overnight Financing Rate (“SOFR”) per annum or 0.625% above the highest of the prime rate, the federal funds rate plus 0.50% and one month Term SOFR plus 1.00%. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. As of April 1, 2023, borrowings under the Credit Facility accrued interest at a minimum of 1.625% above LIBOR and the variable unused commitment fee will be at a minimum of 0.25%. Commencing on April 11, 2023, new borrowings under the Credit Facility accrued interest at a minimum of 1.625% above the daily simple SOFR or term SOFR for the applicable interest period (each of which includes a spread adjustment of 0.10%). The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 4.66% at the end of the period and the variable commitment fee was equal to 0.25% per annum as of April 1, 2023.
The term loan and delayed draw term loan facilities had an average interest rate per annum, inclusive of hedging instruments, of 4.63% as of April 1, 2023.
In addition, the company has international credit facilities to fund working capital needs outside the United States. At April 1, 2023, these foreign credit facilities amounted to $6.2 million in U.S. Dollars with a weighted average per annum interest rate of approximately 1.04%.
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

	Apr 1, 2023		Dec 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt excluding convertible senior notes	$1,993,848	$1,998,968	$1,984,406	$1,989,871
The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At April 1, 2023, the company had outstanding floating-to-fixed interest rate swaps totaling $308.0 million notional amount carrying an average interest rate of 1.95% maturing in less than 12 months and $740.0 million notional amount carrying an average interest rate of 1.73% that mature in more than 12 months but less than 59 months.

At April 1, 2023, the company was in compliance with all covenants pursuant to its borrowing agreements.

Convertible Notes
The following table summarizes the outstanding principal amount and carrying value of the Convertible Notes:

	Apr 1, 2023	Dec 31, 2022
	(in thousands)
Principal amounts:
Principal	$747,499	$747,499
Unamortized issuance costs	(8,683)	(9,581)
Net carrying amount	$738,816	$737,918
The following table summarizes total interest expense recognized related to the Convertible Notes:

	Three Months Ended
	Apr 1, 2023	Apr 2, 2022
Contractual interest expense	$1,869	$1,890
Interest cost related to amortization of issuance costs	898	902
Total interest expense	$2,767	$2,792
The estimated fair value of the Convertible Notes was $929.4 million as of April 1, 2023 and was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 1(d), Fair Value Measurements, in these Notes to the Condensed Consolidated Financial Statement. The if-converted value of the Convertible Notes exceeded their respective principal value by $104.5 million as of April 1, 2023.

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

13)    Financial Instruments
Foreign Exchange: The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The notional amount of foreign currency contracts outstanding was $384.6 million and $562.5 million as of April 1, 2023 and December 31, 2022, respectively. The fair value of the forward and option contracts was a loss of $0.3 million at the end of the first quarter of 2023.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. In February 2022, the company entered into an additional floating-to-fixed interest rate swap agreement that uses a daily SOFR in lieu of LIBOR. In April 2023, all outstanding LIBOR swap agreements were amended to one month term SOFR. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of April 1, 2023, the fair value of these instruments was an asset of $53.8 million. The change in fair value of these swap agreements in the first three months of 2023 was a loss of $8.3 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Apr 1, 2023	Dec 31, 2022
Fair value	Prepaid expense and other	$7,034	$6,805
Fair value	Other assets	$46,720	$58,180

The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended
	Presentation of Gain/(loss)	Apr 1, 2023	Apr 2, 2022
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$(4,222)	$38,047
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$7,009	$(3,961)
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

The Commercial Foodservice Equipment Group has a broad portfolio of foodservice equipment, which enables it to serve virtually any cooking, warming, holding, refrigeration, freezing and beverage application within a commercial kitchen or foodservice operation. This equipment is used across all types of foodservice operations, including quick-service restaurants, full-service restaurants, ghost kitchens, convenience stores, supermarkets, retail outlets, hotels and other institutions. The products offered by this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, food warming equipment, catering equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, griddles, charcoal grills, professional mixers, stainless steel fabrication, custom millwork, professional refrigerators, blast chillers, coldrooms, ice machines, freezers, soft serve ice cream equipment, coffee and beverage dispensing equipment, home and professional craft brewing equipment, fry dispensers, bottle filling and canning equipment, and IoT solutions.

The Food Processing Equipment Group offers a broad portfolio of processing solutions for customers producing protein products, such as bacon, salami, hot dogs, dinner sausages, poultry and lunchmeats and baked goods such as muffins, cookies, crackers, pies, bread and buns. Through its broad line of products, the company is able to deliver a wide array of food preparation, thermal processing, slicing/packaging, facility automation and equipment sanitation solutions to service a variety of food processing requirements demanded by its customers. The company can offer highly integrated full processing line solutions that provide a food processing operation a uniquely integrated solution providing for the highest level of food quality, product consistency, and reduced operating costs resulting from increased product yields, increased capacity and greater throughput and reduced labor costs through automation. The products offered by this group include a wide array of cooking and baking solutions, including batch ovens, baking ovens, proofing ovens, conveyor belt ovens, continuous processing ovens, frying systems and automated thermal processing systems. The company also provides a comprehensive portfolio of complementary food preparation equipment such as tumblers, massagers, grinders, slicers, reduction and emulsion systems, mixers, blenders, formers, battering equipment, breading equipment, seeding equipment, water cutting systems, food presses, food suspension equipment, filling and depositing solutions, and forming equipment, as well as a variety of automated loading and unloading systems, automated washing systems, auto-guided vehicles, food safety, food handling, freezing, defrosting and packaging equipment. This portfolio of equipment can be integrated to provide customers a highly efficient and customized solution.

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
Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Apr 1, 2023		Apr 2, 2022
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$613,935	61.0%	$540,018	54.3%
Food Processing	173,503	17.2	123,578	12.4
Residential Kitchen	219,958	21.8	331,080	33.3
Total	$1,007,396	100.0%	$994,676	100.0%

The following table summarizes the results of operations for the company's business segments (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other (1)	Total
Three Months Ended April 1, 2023
Net sales	$613,935	$173,503	$219,958	$—	$1,007,396
Income (loss) from operations (2, 3)	136,562	34,687	21,186	(31,413)	161,022
Depreciation expense (4)	6,166	2,097	3,447	267	11,977
Amortization expense (5)	14,808	4,137	2,238	1,787	22,970
Net capital expenditures	16,906	2,203	6,214	162	25,485

Total assets	$3,827,805	$1,007,569	$1,999,632	$121,131	$6,956,137

Three Months Ended April 2, 2022
Net sales	$540,018	$123,578	$331,080	$—	$994,676
Income (loss) from operations (2, 3)	109,635	20,195	24,946	(32,212)	122,564
Depreciation expense (4)	5,839	1,358	3,985	190	11,372
Amortization expense (5)	13,491	1,945	18,129	1,805	35,370
Net capital expenditures	5,557	3,094	5,541	305	14,497

Total assets	$3,594,208	$657,415	$2,127,119	$95,423	$6,474,165

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
(5)Includes amortization of deferred financing costs and Convertible Notes issuance costs.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Apr 1, 2023	Apr 2, 2022
United States and Canada	$476,073	$401,182

Asia	36,597	19,626
Europe and Middle East	149,031	147,005
Latin America	13,688	10,934
Total international	$199,316	$177,565
	$675,389	$578,747

15)    Employee Retirement Plans
The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended
	Apr 1, 2023	Apr 2, 2022
Net Periodic Pension Benefit:
Interest cost	$11,138	$6,705
Expected return on assets	(14,219)	(19,956)
Amortization of net loss	7	965
Amortization of prior service cost	631	696
	$(2,443)	$(11,590)

The pension costs for all other plans of the company were not material during the period. The service cost component is recognized within Selling, general and administrative expenses and the non-operating components of pension benefit are included within Net periodic pension benefit (other than service cost) in the Condensed Consolidated Statements of Comprehensive Income.
16)    Share Repurchases
In November 2017, the company's Board of Directors approved a stock repurchase program authorizing the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, the company's Board of Directors approved the company to repurchase an additional 2,500,000 shares of its outstanding common stock under the current program. During the three months period ended April 1, 2023, the company repurchased 348,980 shares of its common stock under the program for $48.8 million, including applicable commissions and excise tax, which represented an average price of $139.80. As of April 1, 2023, 3,067,606 shares had been purchased under the stock repurchase program and 1,932,394 shares remained authorized for repurchase.

The company also treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During the three months period ended April 1, 2023, the company repurchased 125,216 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $19.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Notes Regarding Forward-Looking Statements

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, the impact of COVID-19 pandemic and the response of governments, businesses and other third parties; volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs and interest rates; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; ability to protect trademarks, copyrights and other intellectual property; changing market conditions, including inflation; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; and other risks detailed herein and from time-to-time in the company’s SEC filings, including the company’s 2022 Annual Report on Form 10-K. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this report are made only as of the date hereof and, except as required by federal securities laws and rules and regulations of the SEC, the company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Current Events

Inflation and Interest Rate Environment

With the onset of the COVID-19 pandemic in 2020, the company has been negatively impacted by inflation in wages, logistics, energy, raw materials and component costs. Price increases and pricing strategies have been implemented to mitigate the impact of cost inflation on margins and the company continues to actively monitor costs. There is a delay, however, in the realization of pricing due to lead times of orders in the backlog and global supply chain and logistics constraints. High inflation has lead to increased interest rates throughout 2022 and into the first quarter of 2023, which combined with global macroeconomic uncertainty can impact customer demand. Most notably in our residential segment, we have faced recent demand headwinds. We remain focused on delivering strong financial results and executing on our long-term strategy and profitability objectives.

Supply Chain, Labor and Logistics Constraints

The company continues to actively monitor global supply chain, labor and logistics constraints, which have had a negative impact on the company's ability to source parts and complete and ship units. While the company has experienced some relief of the supply chain and logistics constraints, supply chains for certain key components remain distressed. The availability of resources and inflationary costs have resulted in heightened inventory levels and backlogs, impacted margins and placed constraints on our operating cash flows. To combat these pressures, the company has evaluated alternative sourcing, dual sourcing and collaborated across the organization, where appropriate, without materially presenting new risks or increasing current risks around quality and reliability. Our capital resources have been sufficient to address these challenges and are expected to continue to be.

Net Sales Summary
(dollars in thousands)

	Three Months Ended
	Apr 1, 2023		Apr 2, 2022
	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$613,935	61.0%	$540,018	54.3%
Food Processing	173,503	17.2	123,578	12.4
Residential Kitchen	219,958	21.8	331,080	33.3
Total	$1,007,396	100.0%	$994,676	100.0%

Results of Operations
 The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended
	Apr 1, 2023	Apr 2, 2022
Net sales	100.0%	100.0%
Cost of sales	62.4	66.8
Gross profit	37.6	33.2
Selling, general and administrative expenses	21.4	20.7
Restructuring	0.2	0.2
Income from operations	16.0	12.3
Interest expense and deferred financing amortization, net	2.9	1.8
Net periodic pension benefit (other than service costs)	(0.2)	(1.2)
Other expense, net	0.2	0.4
Earnings before income taxes	13.1	11.3
Provision for income taxes	3.3	2.7
Net earnings	9.8%	8.6%

Three Months Ended April 1, 2023 as compared to Three Months Ended April 2, 2022
NET SALES. Net sales for the three months period ended April 1, 2023 increased by $12.7 million or 1.3% to $1,007.4 million as compared to $994.7 million in the three months period ended April 2, 2022. Net sales increased by $39.9 million, or 4.0%, from the fiscal 2022 acquisitions of Kloppenberg, Proxaut, Icetro, CP Packaging, Colussi Ermes, Escher, Marco, and the fiscal 2023 acquisition of Flavor Burst. Excluding acquisitions, net sales decreased $27.2 million, or 2.7%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended April 1, 2023 decreased net sales by approximately $13.1 million or 1.3%. Excluding the impact of foreign exchange and acquisitions, sales decreased 1.4% for the three months period ended April 1, 2023 as compared to the prior year period, including a net sales increase of 11.5% at the Commercial Foodservice Equipment Group, a net sales increase of 24.3% at the Food Processing Equipment Group and a net sales decrease of 32.1% at the Residential Kitchen Equipment Group.
•Net sales of the Commercial Foodservice Equipment Group increased by $73.9 million, or 13.7%, to $613.9 million in the three months period ended April 1, 2023, as compared to $540.0 million in the prior year period. Net sales from the acquisitions of Kloppenberg, Icetro, Marco, and Flavor Burst, which were acquired on April 25, 2022, June 30, 2022, December 20, 2022, and January 24, 2023, respectively, accounted for an increase of $17.9 million during the three months period ended April 1, 2023. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $56.0 million, or 10.4%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $62.2 million, or 11.5%, at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $61.8 million, or 15.8%, to $452.6 million, as compared to $390.8 million in the prior year period. This includes an increase of $7.4 million from the recent acquisitions. Excluding the acquisitions, the net increase in domestic sales was $54.4 million, or 13.9%. The increase in domestic sales is related to pricing increases and higher shipments. International sales increased $12.1 million, or 8.1%, to $161.3 million, as compared to $149.2 million in the prior year period. This includes an increase of $10.5 million from the recent acquisitions and a decrease of $6.2 million related to the unfavorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $7.8 million, or 5.2%. The increase in international sales is related to improvements in market conditions, primarily in the Asia and Latin American markets.
•Net sales of the Food Processing Equipment Group increased by $49.9 million, or 40.4%, to $173.5 million in the three months period ended April 1, 2023, as compared to $123.6 million in the prior year period. Net sales from the acquisitions of Proxaut, CP Packaging, Colussi Ermes and Escher, which were acquired on June 29, 2022, July 12, 2022, July 27, 2022 and November 10, 2022, respectively, accounted for an increase of $21.4 million during the three months period ended April 1, 2023. Excluding the impact of acquisitions, net sales of the Food Processing Equipment Group increased $28.5 million, or 23.1%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $30.0 million, or 24.3%, at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $18.6 million, or 18.9%, to $116.9 million, as compared to $98.3 million in the prior year period. This includes an increase of $7.3 million from the recent acquisitions. International sales increased $31.3 million, or 123.7%, to $56.6 million, as compared to $25.3 million in the prior year period. This includes an increase of $14.1 million from the recent acquisitions and a decrease of $1.5 million related to the unfavorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $18.7 million, or 73.9%. The increase in domestic and international sales reflects growth driven by both bakery and protein products.
•Net sales of the Residential Kitchen Equipment Group decreased by $111.1 million, or 33.6%, to $220.0 million in the three months period ended April 1, 2023, as compared to $331.1 million in the prior year period. Excluding the impact of foreign exchange, net sales decreased $106.3 million, or 32.1% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $85.6 million, or 37.3%, to $144.0 million, as compared to $229.6 million in the prior year period. International sales decreased $25.5 million, or 25.1%, to $76.0 million, as compared to $101.5 million in the prior year period. This includes a decrease of $5.4 million related to the unfavorable impact of exchange rates. Excluding the impact of foreign exchange, the net sales decrease in international sales was $20.7 million, or 20.4%. The decrease in domestic and international sales was primarily driven by challenging market conditions.

GROSS PROFIT. Gross profit increased to $378.7 million in the three months period ended April 1, 2023, as compared to $330.5 million in the prior year period, primarily reflecting higher sales volumes related to improvements in domestic market conditions and consumer demand. The impact of foreign exchange rates decreased gross profit by approximately $5.2 million. The gross margin rate was 37.6% in the three months period ended April 1, 2023, as compared to 33.2% in the prior year period, primarily driven by higher sales volumes at the Commercial Foodservice Equipment Group and Food Processing Equipment Group.

•Gross profit at the Commercial Foodservice Equipment Group increased by $44.0 million, or 22.2%, to $242.1 million in the three months period ended April 1, 2023, as compared to $198.1 million in the prior year period. Gross profit from the acquisitions of Kloppenberg, Icetro, Marco, and Flavor Burst increased gross profit by $5.1 million. Excluding acquisitions, gross profit increased by $38.9 million related to higher sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $2.4 million. The gross margin rate increased to 39.4%, as compared to 36.7% in the prior year period. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 39.8%.

•Gross profit at the Food Processing Equipment Group increased by $23.8 million, or 56.9%, to $65.6 million in the three months period ended April 1, 2023, as compared to $41.8 million in the prior year period. Gross profit from the acquisitions of Proxaut, CP Packaging, Colussi Ermes and Escher increased gross profit by $8.4 million. Excluding acquisitions, gross profit increased by $15.4 million related to higher sales volumes. The impact of foreign exchange rates decreased gross profit by approximately $0.8 million. The gross profit margin rate increased to 37.8%, as compared to 33.8% in the prior year period. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 37.8%.

•Gross profit at the Residential Kitchen Equipment Group decreased by $20.6 million, or 22.6%, to $70.4 million in the three months period ended April 1, 2023, as compared to $91.0 million in the prior year period. The impact of foreign exchange rates decreased gross profit by approximately $2.0 million. The gross margin rate increased to 32.0%, as compared to 27.5% in the prior year period. The gross margin rate excluding the impact of foreign exchange was 32.1%. Gross profit margins in the prior year were negatively impacted by acquisitions, including $14.3 million of acquisition related inventory step-up charges.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased to $215.4 million in the three months period ended April 1, 2023, as compared to $206.1 million in the three months period ended April 2, 2022. As a percentage of net sales, selling, general, and administrative expenses were 21.4% in the three months period ended April 1, 2023 as compared to 20.7% in the three months period ended April 2, 2022.

Selling, general and administrative expenses reflect increased costs of $13.4 million associated with acquisitions, including $3.9 million of intangible amortization expense. Selling, general and administrative expenses decreased due to intangible amortization expense which was partially offset by increases in selling and marketing expenses. Foreign exchange rates had a favorable impact of $2.8 million.

RESTRUCTURING EXPENSES. Restructuring expenses increased $0.4 million to $2.3 million for the three months period ended April 1, 2023, as compared to $1.9 million for the three months period ended April 2, 2022. Restructuring expenses in the three months period ended April 1, 2023 related primarily to headcount reductions and facility consolidations within the Residential Kitchen Equipment Group. Restructuring expenses in the three months period ended April 2, 2022 related primarily to headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $29.5 million in the three months period ended April 1, 2023, as compared to $17.7 million in the prior year period primarily reflecting higher interest rates and borrowings levels on our current debt structure. Net periodic pension benefit (other than service costs) decreased $9.2 million to $2.3 million in the three months period ended April 1, 2023, as compared to $11.5 million in the prior year period related to the increase in discount rate used to calculate the interest cost. Other expenses were $1.9 million in the three months period ended April 1, 2023, as compared to $4.1 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $32.8 million, at an effective rate of 24.9%, was recorded during the three months period ended April 1, 2023, as compared to $26.6 million at an effective rate of 23.7%, in the prior year period. The effective tax rate for the three months period ended April 1, 2023 is higher than the comparable year rate primarily due to an increase in the UK income tax rate from 19% in 2022 to a 23.5% blended rate in 2023.

On August 16, 2022, the Inflation Reduction Act ("IRA") was enacted into law. The IRA enacted a 15% corporate minimum tax effective in 2023, a 1% tax on share repurchases after December 31, 2022, and created and extended certain tax-related energy incentives. We currently do not expect the tax-related provisions of the IRA to have a material impact on our financial results.
Financial Condition and Liquidity

Total cash and cash equivalents decreased by $5.5 million to $156.5 million at April 1, 2023 from $162.0 million at April 2, 2022. Total debt remained $2.7 billion at April 1, 2023 from December 31, 2022.

OPERATING ACTIVITIES. Net cash provided by operating activities after changes in assets and liabilities amounted to $92.0 million as compared to net cash used for operating activities of $15.3 million in the prior year.
During three months period ended April 1, 2023, working capital changes meaningfully impacted operating cash flows primarily driven by increased inventory of $30.8 million related to the efforts to mitigate supply chain risks and inflationary impacts and an increase in accounts receivable of $17.6 million due to increased sales volume within the Commercial Foodservice Group and Food Processing Group. Changes also included a decrease of $23.6 million in accrued expenses and other liabilities including impacts from the timing of payments made for various customer programs and incentive programs.
INVESTING ACTIVITIES. During three months period ended April 1, 2023, net cash used for investing activities amounted to $36.5 million. Cash used to fund acquisitions and investments amounted to $9.3 million. Additionally, $25.5 million was expended, primarily for upgrades of production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows used for financing activities amounted to $63.4 million during the three months period ended April 1, 2023. The company’s borrowing activities during 2023 included $4.1 million of net proceeds under its Credit Facility. Additionally, the company repurchased $67.6 million of Middleby common shares during 2023. This was comprised of $19.3 million to repurchase 125,216 shares of Middleby common stock that were surrendered to the company for withholding taxes related to restricted stock vestings and $48.3 million used to repurchase 348,980 shares of its common stock under a repurchase program.
At April 1, 2023, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
Recently Issued Accounting Standards

See Part I, Item 1, Notes to Condensed Consolidated Financial Statements, Note 4 - Recently Issued Accounting Standards, of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations are based upon the company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses as well as related disclosures. On an ongoing basis, the company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and any such differences could be material to the company's consolidated financial statements. There have been no changes in the company's critical accounting policies, which include revenue recognition, inventories, goodwill and indefinite-life intangibles, convertible debt, pensions benefits, and income taxes, as discussed in the company's Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”).

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period coinciding with the end of the company's Fiscal First Quarter	Variable Rate Debt

2024	$44,247
2025	44,089
2026	782,111
2027	1,860,334
2028 and thereafter	1,883
$2,732,664
The company is exposed to interest rate risk on its floating-rate debt. The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. In February 2022, the company entered into an additional floating-to-fixed interest rate swap agreement that uses a daily SOFR in lieu of LIBOR. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of April 1, 2023, the fair value of these instruments was an asset of $53.8 million. The change in fair value of these swap agreements in the first three months of 2023 was a loss of $8.3 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
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
Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a loss of $0.3 million at the end of the first quarter of 2023.

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
As of April 1, 2023, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended April 1, 2023, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the three months ended April 1, 2023, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
January 1, 2023 to January 28, 2023	108,467	$139.71	108,467	2,172,907
January 29, 2023 to February 25, 2023	—	—	—	2,172,907
February 26, 2023 to April 1, 2023	240,513	139.84	240,513	1,932,394
Quarter ended April 1, 2023	348,980	$139.80	348,980	1,932,394
(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, the company's Board of Directors approved the company to repurchase an additional 2,500,000 shares of its outstanding common stock under the current program. As of April 1, 2023, the total number of shares authorized for repurchase under the program is 5,000,000. As of April 1, 2023, 3,067,606 shares had been purchased under the stock repurchase program and 1,932,394 shares remained authorized for repurchase.
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

Item 6. Exhibits

Exhibits:

Exhibit 31.1 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 –	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 101 –	Financial statements on Form 10-Q for the quarter ended April 1, 2023, filed on May 11, 2023, formatted in Inline Extensive Business Reporting Language (iXBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

Exhibit 104 –	Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	May 11, 2023	By:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer