Form 10-Q
period 2023-07-01
MIDDLEBY Corp
filed 2023-08-10
CIK 769520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 1, 2023
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
As of August 7, 2023, there were 53,603,026 shares of the registrant's common stock outstanding.

THE MIDDLEBY CORPORATION

QUARTER ENDED JULY 1, 2023

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(Unaudited)

ASSETS	Jul 1, 2023	Dec 31, 2022
Current assets:
Cash and cash equivalents	$157,279	$162,001
Accounts receivable, net of reserve for doubtful accounts of $22,795 and $20,295	643,405	631,134
Inventories, net	1,082,523	1,077,729
Prepaid expenses and other	132,030	125,640
Prepaid taxes	20,967	9,492
Total current assets	2,036,204	2,005,996
Property, plant and equipment, net of accumulated depreciation of $319,856 and $299,572	483,064	443,528
Goodwill	2,451,866	2,411,834
Other intangibles, net of amortization of $542,801 and $503,034	1,790,771	1,794,232
Long-term deferred tax assets	8,280	6,738
Other assets	214,573	212,538
Total assets	$6,984,758	$6,874,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$44,250	$45,583
Accounts payable	232,740	271,374
Accrued expenses	601,415	671,327
Total current liabilities	878,405	988,284
Long-term debt	2,687,544	2,676,741
Long-term deferred tax liability	216,220	220,204
Accrued pension benefits	8,482	14,948
Other non-current liabilities	194,581	176,942
Stockholders' equity:
Preferred stock, $0.01 par value; nonvoting; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 63,902,217 and 63,508,855 shares issued in 2023 and 2022, respectively	148	147
Paid-in capital	444,290	408,376
Treasury stock, at cost; 10,338,768 and 9,814,480 shares in 2023 and 2022	(906,011)	(831,176)
Retained earnings	3,714,811	3,498,872
Accumulated other comprehensive loss	(253,712)	(278,472)
Total stockholders' equity	2,999,526	2,797,747
Total liabilities and stockholders' equity	$6,984,758	$6,874,866

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Jul 1, 2023	Jul 2, 2022	Jul 1, 2023	Jul 2, 2022
Net sales	$1,039,982	$1,013,601	$2,047,378	$2,008,277
Cost of sales	646,746	652,859	1,275,407	1,317,025
Gross profit	393,236	360,742	771,971	691,252
Selling, general and administrative expenses	203,521	189,486	418,928	395,557
Restructuring expenses	4,944	4,029	7,250	5,904
Income from operations	184,771	167,227	345,793	289,791
Interest expense and deferred financing amortization, net	31,529	20,842	60,991	38,496
Net periodic pension benefit (other than service costs)	(2,575)	(10,784)	(4,826)	(22,300)
Other (income) expense, net	(326)	5,888	1,570	9,949
Earnings before income taxes	156,143	151,281	288,058	263,646
Provision for income taxes	39,293	38,033	72,119	64,643
Net earnings	$116,850	$113,248	$215,939	$199,003

Net earnings per share:
Basic	$2.18	$2.10	$4.03	$3.66
Diluted	$2.16	$2.07	$3.98	$3.59
Weighted average number of shares
Basic	53,527	54,033	53,560	54,351
Dilutive common stock equivalents	515	621	649	1,158
Diluted	54,042	54,654	54,209	55,509
Comprehensive income	$125,781	$46,442	$240,699	$143,714

See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(amounts in thousands)
(Unaudited)

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, April 1, 2023	$147	$425,781	$(899,047)	$3,597,961	$(262,643)	$2,862,199
Net earnings	—	—	—	116,850	—	116,850
Currency translation adjustments	—	—	—	—	4,892	4,892
Change in unrecognized pension benefit costs, net of tax of $170	—	—	—	—	(2,171)	(2,171)
Unrealized gain on interest rate swap, net of tax of $2,172	—	—	—	—	6,210	6,210
Stock compensation	—	9,898	—	—	—	9,898
Stock issuance	1	8,611	—	—	—	8,612
Purchase of treasury stock	—	—	(6,964)	—	—	(6,964)
Balance, July 1, 2023	$148	$444,290	$(906,011)	$3,714,811	$(253,712)	$2,999,526

Balance, December 31, 2022	$147	$408,376	$(831,176)	$3,498,872	$(278,472)	$2,797,747
Net earnings	—	—	—	215,939	—	215,939
Currency translation adjustments	—	—	—	—	31,851	31,851
Change in unrecognized pension benefit costs, net of tax of $94	—	—	—	—	(4,980)	(4,980)
Unrealized loss on interest rate swap, net of tax of $(738)	—	—	—	—	(2,111)	(2,111)
Stock compensation	—	22,130	—	—	—	22,130
Stock issuance	1	13,784	—	—	—	13,785
Purchase of treasury stock	—	—	(74,835)	—	—	(74,835)
Balance, July 1, 2023	$148	$444,290	$(906,011)	$3,714,811	$(253,712)	$2,999,526

	Common Stock	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity
Balance, April 2, 2022	$147	$363,741	$(736,412)	$3,148,058	$(347,567)	$2,427,967
Net earnings	—	—	—	113,248	—	113,248
Currency translation adjustments	—	—	—	—	(92,211)	(92,211)
Change in unrecognized pension benefit costs, net of tax of $3,088	—	—	—	—	19,955	19,955
Unrealized gain on interest rate swap, net of tax of $2,923	—	—	—	—	8,128	8,128
Unrealized loss on certain investments, net of tax of $(892)	—	—	—	—	(2,678)	(2,678)
Stock compensation	—	13,157	—	—	—	13,157
Purchase of treasury stock	—	—	(69,596)	—	—	(69,596)
Balance, July 2, 2022	$147	$376,898	$(806,008)	$3,261,306	$(414,373)	$2,417,970

Balance, January 1, 2022	$147	$357,309	$(566,399)	$3,062,303	$(359,084)	$2,494,276
Net earnings	—	—	—	199,003	—	199,003
Currency translation adjustments	—	—	—	—	(119,402)	(119,402)
Change in unrecognized pension benefit costs, net of tax of $4,075	—	—	—	—	26,199	26,199
Unrealized gain on interest rate swap, net of tax of $13,815	—	—	—	—	39,244	39,244
Unrealized loss on certain investments, net of tax of $(443)	—	—	—	—	(1,330)	(1,330)
Stock compensation	—	26,880	—	—	—	26,880
Purchase of treasury stock	—	—	(239,609)	—	—	(239,609)
Purchase of capped calls, net of tax of $(2,364)	—	(7,291)	—	—	—	(7,291)
Balance, July 2, 2022	$147	$376,898	$(806,008)	$3,261,306	$(414,373)	$2,417,970
See accompanying notes

THE MIDDLEBY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	Jul 1, 2023	Jul 2, 2022
Cash flows from operating activities--
Net earnings	$215,939	$199,003
Adjustments to reconcile net earnings to net cash provided by operating activities--
Depreciation and amortization	65,777	75,777
Non-cash share-based compensation	22,130	26,880
Deferred income taxes	(6,237)	8,119
Net periodic pension benefit (other than service costs)	(4,826)	(22,300)
Other non-cash items	4,288	(16,981)
Changes in assets and liabilities, net of acquisitions
Accounts receivable, net	(7,829)	(50,196)
Inventories, net	7,520	(171,899)
Prepaid expenses and other assets	(12,740)	(11,584)
Accounts payable	(41,823)	19,530
Accrued expenses and other liabilities	(88,249)	33,109
Net cash provided by operating activities	153,950	89,458
Cash flows from investing activities--
Net additions to property, plant and equipment	(48,315)	(32,133)
Purchase of intangible assets	(1,805)	(240)
Acquisitions, net of cash acquired	(35,146)	(74,886)
Net cash used in investing activities	(85,266)	(107,259)
Cash flows from financing activities--
Proceeds under Credit Facility	390,000	700,000
Repayments under Credit Facility	(387,312)	(426,500)
Premiums paid for capped call	—	(9,655)
Net (repayments) proceeds under international credit facilities	(218)	693
Payments of deferred purchase price	(3,056)	(7,014)
Repurchase of treasury stock	(74,544)	(239,609)
Other, net	(105)	(177)
Net cash (used in) provided by financing activities	(75,235)	17,738
Effect of exchange rates on cash and cash equivalents	1,829	(13,710)
Changes in cash and cash equivalents--
Net decrease in cash and cash equivalents	(4,722)	(13,773)
Cash and cash equivalents at beginning of year	162,001	180,362
Cash and cash equivalents at end of period	$157,279	$166,589

Non-cash investing and financing activities:
Stock issuance related to acquisition and purchase of intangible assets	$13,785	$—

See accompanying notes

THE MIDDLEBY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 1, 2023
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
In the opinion of management, the financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position of the company as of July 1, 2023 and December 31, 2022, the results of operations for the three and six months ended July 1, 2023 and July 2, 2022, cash flows for the six months ended July 1, 2023 and July 2, 2022 and statement of stockholders' equity for the three and six months ended July 1, 2023 and July 2, 2022.
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
b)Non-Cash Share-Based Compensation
The company estimates the fair value of market-based stock awards and stock options at the time of grant and recognizes compensation cost over the vesting period of the awards and options. Non-cash share-based compensation expense was $9.9 million and $13.2 million for the three months period ended July 1, 2023 and July 2, 2022, respectively. Non-cash share-based compensation expense was $22.1 million and $26.9 million for the six months period ended July 1, 2023 and July 2, 2022, respectively.
c)Income Taxes
A tax provision of $39.3 million, at an effective rate of 25.2%, was recorded during the three months period ended July 1, 2023, as compared to a $38.0 million tax provision at an effective rate of 25.1% in the prior year period. A tax provision of $72.1 million, at an effective rate of 25.0%, was recorded during the six months period ended July 1, 2023, as compared to a $64.6 million tax provision at a 24.5% effective rate in the prior year period. The effective tax rate for the six months period ended July 1, 2023 is higher than the comparable year rate primarily due to an increase in the UK statutory income tax rate from 19% in 2022 to a 23.5% blended rate in 2023.

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
The company’s financial assets and liabilities that are measured at fair value and are categorized using the fair value hierarchy are as follows (in thousands):

	Fair Value Level 1	Fair Value Level 2	Fair Value Level 3	Total
As of July 1, 2023
Financial Assets:
Interest rate swaps	$—	$62,136	$—	$62,136

Financial Liabilities:
Contingent consideration	$—	$—	$56,475	$56,475
Foreign exchange derivative contracts	$—	$2,079	$—	$2,079

As of December 31, 2022
Financial Assets:
Interest rate swaps	$—	$64,985	$—	$64,985

Financial Liabilities:
Contingent consideration	$—	$—	$47,242	$47,242
Foreign exchange derivative contracts	$—	$474	$—	$474
The contingent consideration as of July 1, 2023 and December 31, 2022, relates to the earnout provisions recorded in conjunction with various purchase agreements.
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
The following table represents changes in the fair value of the contingent consideration liabilities:

July 1, 2023
Beginning balance	$47,242
Payments of contingent consideration	(3,153)
New contingent consideration	10,774
Changes in fair value	1,612
Ending balance	$56,475

e)    Consolidated Statements of Cash Flows
Cash paid for interest was $62.1 million and $34.1 million for the six months ended July 1, 2023 and July 2, 2022, respectively. Cash payments totaling $90.1 million and $52.8 million were made for income taxes for the six months ended July 1, 2023 and July 2, 2022, respectively.
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
The company’s potentially dilutive securities consist of shares issuable on vesting of restricted stock grants computed using the treasury method and amounted to 5,000 and 8,000 for the three months ended July 1, 2023, and July 2, 2022, respectively. The company’s potentially dilutive securities consist of shares issuable on vesting of restricted stock grants computed using the treasury method and amounted to 4,000 and 7,000 for the six months ended July 1, 2023 and July 2, 2022, respectively. For the six months ended July 1, 2023 and July 2, 2022, the average market price of the company's common stock exceeded the exercise price of the Convertible Notes (as defined below) resulting in 645,000 and 1,151,000 diluted common stock equivalents to be included in the diluted net earnings per share, respectively. There have been no material conversions to date. See Note 12, Financing Arrangements for further details on the Convertible Notes. There were no anti-dilutive restricted stock grants excluded from common stock equivalents in any period presented.

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
The company completed no material acquisitions during the six months ended July 1, 2023.
Other 2022 Acquisitions
During 2022, the company completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition dates for the other 2022 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$25,860	$159	$26,019
Current assets	115,264	(8,053)	107,211
Property, plant and equipment	44,598	847	45,445
Goodwill	139,633	6,510	146,143
Other intangibles	93,147	7,018	100,165
Long-term deferred tax asset	426	635	1,061
Other assets	1,420	2,870	4,290
Current portion of long-term debt	(22,841)	2,154	(20,687)
Current liabilities	(57,158)	(2,098)	(59,256)
Long term debt	(5,646)	(2,320)	(7,966)
Long-term deferred tax liability	(23,137)	975	(22,162)
Other non-current liabilities	(19,061)	(6,737)	(25,798)

Consideration paid at closing	$292,505	$1,960	$294,465

Contingent consideration	19,105	3,969	23,074

Net assets acquired and liabilities assumed	$311,610	$5,929	$317,539
The net long-term deferred tax liability amounted to $21.1 million. The net deferred tax liability is comprised of $20.9 million related to the difference between the book and tax basis of identifiable intangible assets and $0.2 million related to the difference between the book and tax basis on identifiable tangible asset and liability accounts.
The goodwill and $46.0 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $31.5 million allocated to customer relationships, $16.0 million allocated to developed technology, and $6.7 million allocated to backlog, which are being amortized over periods of 7 to 9 years, 5 to 11 years, and 3 to 12 months, respectively. Goodwill of $111.8 million and other intangibles of $63.8 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Goodwill of $32.0 million and other intangibles of $35.6 million are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. Goodwill of $2.3 million and other intangibles of $0.8 million are allocated to the Residential Kitchen Equipment Group for segment reporting purposes. Of these assets, goodwill of $21.5 million and intangibles of $11.9 million are expected to be deductible for tax purposes.

Four purchase agreements include earnout provisions providing for a contingent payment due to the sellers for the achievement of certain targets. Three earnouts are payable to the extent certain EBITDA targets are met with measurement dates ending between 2022 and 2025. One of these three earnouts is also payable yearly through 2026 based on product sales. One earnout is payable yearly through 2027 based on product sales. The contractual obligation associated with the contingent earnout provisions recognized on the acquisition date amount to $23.1 million.
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
Other 2023 Acquisitions
During 2023, the company completed various acquisitions that were not individually material. The following estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition dates for the other 2023 acquisitions and are summarized as follows (in thousands):

	Preliminary Opening Balance Sheet	Preliminary Measurement Period Adjustments	Adjusted Opening Balance Sheet
Cash	$1,472	$—	$1,472
Current assets	7,428	—	7,428
Property, plant and equipment	10,237	—	10,237
Goodwill	23,434	(64)	23,370
Other intangibles	21,224	—	21,224
Current liabilities	(3,186)	(109)	(3,295)
Other non-current liabilities	(7,555)	—	(7,555)

Consideration paid at closing	$53,054	$(173)	$52,881

Contingent consideration	10,198	—	10,198

Net assets acquired and liabilities assumed	$63,252	$(173)	$63,079
The goodwill and $7.8 million of other intangibles associated with the trade names are subject to the non-amortization provisions of ASC 350. Other intangibles also include $6.2 million allocated to customer relationships, and $6.7 million allocated to developed technology, and $0.5 million allocated to backlog, which are being amortized over periods of 7 years, 7 to 12 years, and 3 to 6 months, respectively. Goodwill of $17.8 million and other intangibles of $7.8 million are allocated to the Food Processing Equipment Group for segment reporting purposes. Goodwill of $5.6 million and other intangibles of $13.4 million are allocated to the Commercial Foodservice Equipment Group for segment reporting purposes. All of the goodwill and other intangibles are expected to be deductible for tax reporting purposes.
Three purchase agreements include earnout provisions providing for a contingent payment due to the sellers for the achievement of certain targets. Three earnouts are payable to the extent certain sales and EBITDA targets are met with measurement dates ending between 2024 and 2026. One earnout is payable upon the achievement of certain product rollout targets specific to the year of measurement. The contractual obligation associated with the contingent earnout provisions recognized on the acquisition date amount to $10.2 million.

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
Pro Forma Financial Information

In accordance with ASC 805 Business Combinations, the following unaudited pro forma results of operations for the six months ended July 1, 2023 and July 2, 2022, assumes the 2022 and 2023 acquisitions described above were completed on January 2, 2022 (first day of fiscal year 2022). The following pro forma results include adjustments to reflect amortization of intangibles associated with the acquisition and the effects of adjustments made to the carrying value of certain assets (in thousands, except per share data):

	Six Months Ended
	July 1, 2023	July 2, 2022
Net sales	$2,053,062	$2,102,303
Net earnings	217,696	189,909

Net earnings per share:
Basic	$4.06	$3.49
Diluted	$4.02	$3.42

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

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Three Months Ended July 1, 2023
United States and Canada	$474,745	$126,953	$134,755	$736,453
Asia	57,453	15,531	2,092	75,076
Europe and Middle East	94,175	33,499	66,771	194,445
Latin America	19,290	12,765	1,953	34,008
Total	$645,663	$188,748	$205,571	$1,039,982

Six Months Ended July 1, 2023
United States and Canada	$927,400	$243,853	$278,714	$1,449,967
Asia	113,979	24,118	5,281	143,378
Europe and Middle East	181,140	67,558	137,157	385,855
Latin America	37,079	26,722	4,377	68,178
Total	$1,259,598	$362,251	$425,529	$2,047,378

Three Months Ended July 2, 2022
United States and Canada	$451,296	$91,041	$189,729	$732,066
Asia	45,795	4,121	10,072	59,988
Europe and Middle East	92,327	20,461	78,382	191,170
Latin America	16,856	11,695	1,826	30,377
Total	$606,274	$127,318	$280,009	$1,013,601

Six Months Ended July 2, 2022
United States and Canada	$842,620	$189,329	$419,328	$1,451,277
Asia	93,177	7,867	16,077	117,121
Europe and Middle East	180,595	34,668	171,965	387,228
Latin America	29,900	19,032	3,719	52,651
Total	$1,146,292	$250,896	$611,089	$2,008,277

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

The following table provides information about contract assets and contract liabilities from contracts with customers (in thousands):

	Jul 1, 2023	Dec 31, 2022
Contract assets	$51,322	$40,438
Contract liabilities	$158,133	$185,824
Non-current contract liabilities	$14,898	$12,495

During the six months period ended July 1, 2023, the company reclassified $20.9 million to receivables, which was included in the contract asset balance at the beginning of the period. During the six months period ended July 1, 2023, the company recognized revenue of $83.3 million which was included in the contract liability balance at the beginning of the period. Additions to contract liabilities representing amounts billed to clients in excess of revenue recognized to date were $83.1 million during the six months period ended July 1, 2023. In addition, contract liabilities increased due to the acquisitions during the six months ended July 1, 2023. Substantially all of the company's outstanding performance obligations will be satisfied within 12 to 36 months. There were no contract asset impairments during the six months period ended July 1, 2023.

6)    Other Comprehensive Income
Changes in accumulated other comprehensive income(1) were as follows (in thousands):

	Currency Translation Adjustment	Pension Benefit Costs	Unrealized Gain/(Loss) Interest Rate Swap	Unrealized Loss Certain Investments	Total
Balance as of December 31, 2022	$(205,345)	$(121,701)	$48,574	$—	$(278,472)
Other comprehensive income before reclassification	31,851	(6,106)	13,173	—	38,918
Amounts reclassified from accumulated other comprehensive income	—	1,126	(15,284)	—	(14,158)
Net current-period other comprehensive income	$31,851	$(4,980)	$(2,111)	—	$24,760
Balance as of July 1, 2023	$(173,494)	$(126,681)	$46,463	—	$(253,712)

Balance as of January 1, 2022	$(97,654)	$(249,696)	$(13,064)	$1,330	$(359,084)
Other comprehensive income before reclassification	(119,402)	26,199	31,427	(1,330)	(63,106)
Amounts reclassified from accumulated other comprehensive income	—	—	7,817	—	7,817
Net current-period other comprehensive income	$(119,402)	$26,199	$39,244	$(1,330)	$(55,289)
Balance as of July 2, 2022	$(217,056)	$(223,497)	$26,180	$—	$(414,373)

(1) As of July 1, 2023, pension and interest rate swap are net of tax of $(1.9) million and $16.1 million, respectively. During the six months ended July 1, 2023, the adjustments to pension and interest rate swap were net of tax of $0.1 million and $(0.7) million, respectively. As of July 2, 2022, pension, interest rate swap, and gain on investment amounts are net of tax of $(35.4) million and $9.3 million, respectively. During the six months ended July 2, 2022, the adjustments to pension, unrealized gain/(loss) interest rate swap, and loss on investments were net of tax of $4.1 million, $13.8 million, and $(0.4) million, respectively.
Components of other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	Jul 1, 2023	Jul 2, 2022	Jul 1, 2023	Jul 2, 2022
Net earnings	$116,850	$113,248	$215,939	$199,003
Currency translation adjustment	4,892	(92,211)	31,851	(119,402)
Pension liability adjustment, net of tax	(2,171)	19,955	(4,980)	26,199
Unrealized gain (loss) on interest rate swaps, net of tax	6,210	8,128	(2,111)	39,244
Unrealized loss on certain investments, net of tax	—	(2,678)	—	(1,330)
Comprehensive income	$125,781	$46,442	$240,699	$143,714
7)    Inventories
Inventories are composed of material, labor and overhead and are stated at the lower of cost or net realizable value. Costs for inventory have been determined using the first-in, first-out ("FIFO") method. The company estimates reserves for inventory obsolescence and shrinkage based on its judgment of future realization. Inventories at July 1, 2023 and December 31, 2022 are as follows (in thousands):

	Jul 1, 2023	Dec 31, 2022
Raw materials and parts	$572,508	$595,325
Work-in-process	105,561	86,083
Finished goods	404,454	396,321
	$1,082,523	$1,077,729

8)    Goodwill
Changes in the carrying amount of goodwill for the six months ended July 1, 2023 are as follows (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Total
Balance as of December 31, 2022	$1,309,776	$350,303	$751,755	$2,411,834
Goodwill acquired during the year	5,556	17,814	—	23,370
Measurement period adjustments to goodwill acquired in prior year	2,014	(498)	—	1,516
Exchange effect	(917)	2,406	13,657	15,146
Balance as of July 1, 2023	$1,316,429	$370,025	$765,412	$2,451,866

The annual impairment assessment for goodwill and indefinite-lived intangible assets is performed as of the first day of the fourth quarter and since that assessment, the company does not believe there are any indicators of impairment requiring subsequent analysis. This is supported by the review of order rates, backlog levels and financial performance across business segments.

9)    Intangibles

Intangible assets consist of the following (in thousands):

	July 1, 2023			December 31, 2022
	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization	Estimated Weighted Avg Remaining Life	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	7.3	$842,004	$(495,609)	7.6	$839,811	$(460,885)
Backlog	0.3	7,520	(6,831)	0.1	8,301	(6,352)
Developed technology	8.6	97,158	(40,361)	8.3	79,763	(35,797)
		$946,682	$(542,801)		$927,875	$(503,034)
Indefinite-lived assets:
Trademarks and tradenames		$1,386,890			$1,369,391

The aggregate intangible amortization expense was $16.5 million and $16.5 million for the three months period ended July 1, 2023 and July 2, 2022, respectively. The aggregate intangible amortization expense was $37.7 million and $50.1 million for the six months period ended July 1, 2023 and July 2, 2022, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Twelve Month Period coinciding with the end of the company's Fiscal Second Quarter	Amortization Expense

2024	$70,689
2025	58,523
2026	55,972
2027	49,514
2028	41,809
Thereafter	127,374
$403,881

10)    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	Jul 1, 2023	Dec 31, 2022
Contract liabilities	$158,133	$185,824
Accrued payroll and related expenses	102,786	122,861
Accrued warranty	85,318	82,096
Accrued customer rebates	50,174	70,706
Accrued short-term leases	26,840	25,250
Accrued sales and other tax	25,853	24,044
Accrued contingent consideration	20,305	20,529
Accrued professional fees	17,225	19,541
Accrued agent commission	16,578	17,381
Accrued product liability and workers compensation	11,312	11,326
Other accrued expenses	86,891	91,769

	$601,415	$671,327

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
A rollforward of the warranty reserve is as follows (in thousands):

Six Months Ended
Jul 1, 2023
Balance as of December 31, 2022	$82,096
Warranty reserve related to acquisitions	275
Warranty expense	44,292
Warranty claims	(41,345)
Balance as of July 1, 2023	$85,318

12)    Financing Arrangements

	Jul 1, 2023	Dec 31, 2022
	(in thousands)
Senior secured revolving credit line	$291,811	$251,805
Term loan facility	957,724	975,785
Delayed draw term loan facility	735,938	750,000
Convertible senior notes	739,714	737,918
Foreign loans	5,813	5,917
Other debt arrangement	794	899
Total debt	2,731,794	2,722,324
Less: Current maturities of long-term debt	44,250	45,583
Long-term debt	$2,687,544	$2,676,741
Credit Facility
As of July 1, 2023, the company had $2.0 billion of borrowings outstanding under its credit facility (the "Credit Facility"), including $962.5 million outstanding under the term loan ($957.7 million, net of unamortized issuance fees) and $735.9 million outstanding under the delayed draw term loan. The company also had $1.9 million in outstanding letters of credit as of July 1, 2023, which reduces the borrowing availability under the Credit Facility. Remaining borrowing capacity under this facility was $2.5 billion at July 1, 2023.
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
At July 1, 2023, borrowings under the Credit Facility accrued interest at a rate of 1.625% above the daily simple Secured Overnight Financing Rate (“SOFR”) per annum or 0.625% above the highest of the prime rate, the federal funds rate plus 0.50% and one month Term SOFR plus 1.00%. The interest rates on borrowings under the Credit Facility may be adjusted quarterly based on the company’s Funded Debt less Unrestricted Cash to Pro Forma EBITDA (the “Leverage Ratio”) on a rolling four-quarter basis. Additionally, a commitment fee based upon the Leverage Ratio is charged on the unused portion of the commitments under the Credit Facility. As of July 1, 2023, borrowings under the Credit Facility accrued interest at a minimum of 1.625% above SOFR and the variable unused commitment fee will be at a minimum of 0.25%. Borrowings under the Credit Facility accrue interest at a minimum of 1.625% above the daily simple SOFR or term SOFR for the applicable interest period (each of which includes a spread adjustment of 0.10%). The average interest rate per annum, inclusive of hedging instruments, on the debt under the Credit Facility was equal to 4.85% at the end of the period and the variable commitment fee was equal to 0.25% per annum as of July 1, 2023.
The term loan and delayed draw term loan facilities had an average interest rate per annum, inclusive of hedging instruments, of 4.71% as of July 1, 2023.
In addition, the company has international credit facilities to fund working capital needs outside the United States. At July 1, 2023, these foreign credit facilities amounted to $5.8 million in U.S. Dollars with a weighted average per annum interest rate of approximately 1.06%.
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

	Jul 1, 2023		Dec 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt excluding convertible senior notes	$1,992,081	$1,996,856	$1,984,406	$1,989,871

The company uses floating-to-fixed interest rate swap agreements to hedge variable interest rate risk associated with the Credit Facility. At July 1, 2023, the company had outstanding floating-to-fixed interest rate swaps totaling $308.0 million notional amount carrying an average interest rate of 1.89% maturing in less than 12 months and $740.0 million notional amount carrying an average interest rate of 1.69% that mature in more than 12 months but less than 56 months.

At July 1, 2023, the company was in compliance with all covenants pursuant to its borrowing agreements.

Convertible Notes
The following table summarizes the outstanding principal amount and carrying value of the Convertible Notes:

	Jul 1, 2023	Dec 31, 2022
	(in thousands)
Principal amounts:
Principal	$747,499	$747,499
Unamortized issuance costs	(7,785)	(9,581)
Net carrying amount	$739,714	$737,918
The following table summarizes total interest expense recognized related to the Convertible Notes:

	Three Months Ended		Six Months Ended
	Jul 1, 2023	Jul 2, 2022	Jul 1, 2023	Jul 2, 2022
Contractual interest expense	$1,869	$1,868	$3,738	$3,758
Interest cost related to amortization of issuance costs	898	898	1,796	1,800
Total interest expense	$2,767	$2,766	$5,534	$5,558
The estimated fair value of the Convertible Notes was $912.5 million as of July 1, 2023 and was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 1(d), Fair Value Measurements, in these Notes to the Condensed Consolidated Financial Statement. The if-converted value of the Convertible Notes exceeded their respective principal value by $111.6 million as of July 1, 2023.

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

13)    Financial Instruments
Foreign Exchange: The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The notional amount of foreign currency contracts outstanding was $400.8 million and $562.5 million as of July 1, 2023 and December 31, 2022, respectively. The fair value of the forward and option contracts was a loss of $2.1 million at the end of the second quarter of 2023.
Interest Rate: The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. In February 2022, the company entered into an additional floating-to-fixed interest rate swap agreement that uses a daily SOFR in lieu of LIBOR. In April 2023, all outstanding LIBOR swap agreements were amended to one month term SOFR. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of July 1, 2023, the fair value of these instruments was an asset of $62.1 million. The change in fair value of these swap agreements in the first six months of 2023 was a loss of $2.1 million, net of taxes.
The following table summarizes the company’s fair value of interest rate swaps (in thousands):

	Condensed Consolidated Balance Sheet Presentation	Jul 1, 2023	Dec 31, 2022
Fair value	Prepaid expense and other	$7,286	$6,805
Fair value	Other assets	$54,850	$58,180
The impact on earnings from interest rate swaps was as follows (in thousands):

		Three Months Ended		Six Months Ended
	Presentation of Gain/(loss)	Jul 1, 2023	Jul 2, 2022	Jul 1, 2023	Jul 2, 2022
Gain/(loss) recognized in accumulated other comprehensive income	Other comprehensive income	$16,657	$7,195	$12,435	$45,242
Gain/(loss) reclassified from accumulated other comprehensive income (effective portion)	Interest expense	$8,275	$(3,856)	$15,284	$(7,817)
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

The Commercial Foodservice Equipment Group has a broad portfolio of foodservice equipment, which enables it to serve virtually any cooking, warming, holding, refrigeration, freezing and beverage application within a commercial kitchen or foodservice operation. This equipment is used across all types of foodservice operations, including quick-service restaurants, full-service restaurants, ghost kitchens, convenience stores, supermarkets, retail outlets, hotels and other institutions. The products offered by this group include conveyor ovens, combi-ovens, convection ovens, baking ovens, proofing ovens, deck ovens, speed cooking ovens, hydrovection ovens, ranges, fryers, rethermalizers, steam cooking equipment, food warming equipment, catering equipment, heated cabinets, charbroilers, ventless cooking systems, kitchen ventilation, induction cooking equipment, countertop cooking equipment, toasters, griddles, charcoal grills, professional mixers, stainless steel fabrication, custom millwork, professional refrigerators, blast chillers, coldrooms, ice machines, freezers, soft serve ice cream equipment, coffee and beverage dispensing equipment, home and professional craft brewing equipment, fry dispensers, bottle filling and canning equipment, IoT solutions and controls development and manufacturing.

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
Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jul 1, 2023		Jul 2, 2022		Jul 1, 2023		Jul 2, 2022
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$645,663	62.1%	$606,274	59.8%	$1,259,598	61.5%	$1,146,292	57.1%
Food Processing	188,748	18.1	127,318	12.6	362,251	17.7	250,896	12.5
Residential Kitchen	205,571	19.8	280,009	27.6	425,529	20.8	611,089	30.4
Total	$1,039,982	100.0%	$1,013,601	100.0%	$2,047,378	100.0%	$2,008,277	100.0%

The following table summarizes the results of operations for the company's business segments (in thousands):

	Commercial Foodservice	Food Processing	Residential Kitchen	Corporate and Other (1)	Total
Three Months Ended July 1, 2023
Net sales	$645,663	$188,748	$205,571	$—	$1,039,982
Income (loss) from operations (2, 3)	156,969	39,324	19,096	(30,618)	184,771
Depreciation expense (4)	7,011	1,889	3,319	304	12,523
Amortization expense (5)	14,138	132	2,250	1,787	18,307
Net capital expenditures	10,843	2,869	7,540	1,578	22,830

Six Months Ended July 1, 2023
Net sales	$1,259,598	$362,251	$425,529	$—	$2,047,378
Income (loss) from operations (2, 3)	293,531	74,011	40,282	(62,031)	345,793
Depreciation expense (4)	13,177	3,986	6,766	571	24,500
Amortization expense (5)	28,946	4,269	4,488	3,574	41,277
Net capital expenditures	27,749	5,072	13,754	1,740	48,315

Total assets	$3,828,055	$1,034,594	$1,974,752	$147,357	$6,984,758

Three Months Ended July 2, 2022
Net sales	$606,274	$127,318	$280,009	$—	$1,013,601
Income (loss) from operations (2, 3)	137,584	18,308	46,077	(34,742)	167,227
Depreciation expense (4)	5,817	1,332	3,425	183	10,757
Amortization expense (5)	13,553	1,905	1,030	1,790	18,278
Net capital expenditures	7,373	4,068	5,705	490	17,636

Six Months Ended July 2, 2022
Net sales	$1,146,292	$250,896	$611,089	$—	$2,008,277
Income (loss) from operations (2, 3)	247,219	38,503	71,023	(66,954)	289,791
Depreciation expense (4)	11,656	2,690	7,410	373	22,129
Amortization expense (5)	27,044	3,850	19,159	3,595	53,648
Net capital expenditures	12,930	7,162	11,246	795	32,133

Total assets	$3,719,217	$698,818	$2,042,631	$118,707	$6,579,373

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
(5)Includes amortization of deferred financing costs and Convertible Notes issuance costs.

Geographic Information
Long-lived assets, not including goodwill and other intangibles (in thousands):

	Jul 1, 2023	Jul 2, 2022
United States and Canada	$497,064	$430,665

Asia	38,105	35,424
Europe and Middle East	156,780	140,716
Latin America	13,968	11,152
Total international	$208,853	$187,292
	$705,917	$617,957
15)    Employee Retirement Plans
The following table summarizes the company's net periodic pension benefit related to the AGA Group pension plans (in thousands):

	Three Months Ended		Six Months Ended
	Jul 1, 2023	Jul 2, 2022	Jul 1, 2023	Jul 2, 2022
Net Periodic Pension Benefit:
Interest cost	11,476	6,281	$22,614	$12,986
Expected return on assets	(14,652)	(18,694)	(28,871)	(38,650)
Amortization of net loss	7	904	14	1,869
Amortization of prior service cost	651	653	1,282	1,349
	$(2,518)	$(10,856)	$(4,961)	$(22,446)

The pension costs for all other plans of the company were not material during the period. The service cost component is recognized within Selling, general and administrative expenses and the non-operating components of pension benefit are included within Net periodic pension benefit (other than service cost) in the Condensed Consolidated Statements of Comprehensive Income.
16)    Share Repurchases
In November 2017, the company's Board of Directors approved a stock repurchase program authorizing the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, the company's Board of Directors approved the company to repurchase an additional 2,500,000 shares of its outstanding common stock under the current program. During the three and six months ended July 1, 2023, the company repurchased 48,758 and 397,738 shares of its common stock under the program for $6.8 million and $55.6 million, including applicable commissions and excise tax, which represented an average price of $138.77 and $139.68. As of July 1, 2023, 3,116,364 shares had been purchased under the stock repurchase program and 1,883,636 shares remained authorized for repurchase.

The company also treats shares withheld for tax purposes on behalf of employees in connection with the vesting of restricted share grants as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. During the three and six months ended July 1, 2023, the company repurchased 1,334 and 126,550 shares of its common stock that were surrendered to the company for withholding taxes related to restricted stock vestings for $0.2 million and $19.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Notes Regarding Forward-Looking Statements

This report contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The company cautions readers that these projections are based upon future results or events and are highly dependent upon a variety of important factors which could cause such results or events to differ materially from any forward-looking statements which may be deemed to have been made in this report, or which are otherwise made by or on behalf of the company. Such factors include, but are not limited to, volatility in earnings resulting from goodwill impairment losses which may occur irregularly and in varying amounts; variability in financing costs and interest rates; quarterly variations in operating results; dependence on key customers; international exposure; foreign exchange and political risks affecting international sales; unfavorable tax law changes and tax authority rulings; ability to protect trademarks, copyrights and other intellectual property; cybersecurity attacks and other breaches in security; changing market conditions, including inflation; the impact of competitive products and pricing; the timely development and market acceptance of the company’s products; the availability and cost of raw materials; the company's continued ability to realize profitable growth through the sourcing and completion of strategic acquisitions; and other risks detailed herein and from time-to-time in the company’s SEC filings, including the company’s 2022 Annual Report on Form 10-K. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this report are made only as of the date hereof and, except as required by federal securities laws and rules and regulations of the SEC, the company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Current Events

Inflation and Interest Rate Environment

The company has been negatively impacted by inflation in wages, logistics, energy, raw materials and component costs. Price increases and pricing strategies have been implemented to mitigate the impact of cost inflation on margins and the company continues to actively monitor costs. There is a delay, however, in the realization of pricing due to lead times of orders in the backlog and global supply chain and logistics constraints. High inflation has lead to increased interest rates throughout 2022 and into the first six months of 2023, which combined with global macroeconomic uncertainty can impact customer demand. Most notably in our residential segment, we have faced recent demand headwinds. We remain focused on delivering strong financial results and executing on our long-term strategy and profitability objectives.

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

Net Sales Summary
(dollars in thousands)

	Three Months Ended				Six Months Ended
	Jul 1, 2023		Jul 2, 2022		Jul 1, 2023		Jul 2, 2022
	Sales	Percent	Sales	Percent	Sales	Percent	Sales	Percent
Business Segments:
Commercial Foodservice	$645,663	62.1%	$606,274	59.8%	$1,259,598	61.5%	$1,146,292	57.1%
Food Processing	188,748	18.1	127,318	12.6	362,251	17.7	250,896	12.5
Residential Kitchen	205,571	19.8	280,009	27.6	425,529	20.8	611,089	30.4
Total	$1,039,982	100.0%	$1,013,601	100.0%	$2,047,378	100.0%	$2,008,277	100.0%

Results of Operations
 The following table sets forth certain consolidated statements of earnings items as a percentage of net sales for the periods:

	Three Months Ended		Six Months Ended
	Jul 1, 2023	Jul 2, 2022	Jul 1, 2023	Jul 2, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.2	64.4	62.3	65.6
Gross profit	37.8	35.6	37.7	34.4
Selling, general and administrative expenses	19.6	18.7	20.5	19.7
Restructuring	0.5	0.4	0.4	0.3
Income from operations	17.8	16.5	16.9	14.4
Interest expense and deferred financing amortization, net	3.0	2.1	3.0	1.9
Net periodic pension benefit (other than service costs)	(0.2)	(1.1)	(0.2)	(1.1)
Other expense, net	—	0.6	0.1	0.5
Earnings before income taxes	15.0	14.9	14.0	13.1
Provision for income taxes	3.8	3.8	3.5	3.2
Net earnings	11.2%	11.1%	10.5%	9.9%

Three Months Ended July 1, 2023 as compared to Three Months Ended July 2, 2022
NET SALES. Net sales for the three months period ended July 1, 2023 increased by $26.4 million or 2.6% to $1,040.0 million as compared to $1,013.6 million in the three months period ended July 2, 2022. Net sales increased by $49.9 million, or 4.9%, from the fiscal 2022 acquisitions of Kloppenberg, Proxaut, Icetro, CP Packaging, Colussi Ermes, Escher, Marco, and the fiscal 2023 acquisitions of Flavor Burst, Blue Sparq, and Filtration Automation. Excluding acquisitions, net sales decreased $23.5 million, or 2.3%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the three months period ended July 1, 2023 increased net sales by approximately $0.1 million or 0.0%. Excluding the impact of foreign exchange and acquisitions, sales decreased 2.3% for the three months period ended July 1, 2023 as compared to the prior year period, including a net sales increase of 2.9% at the Commercial Foodservice Equipment Group, a net sales increase of 26.7% at the Food Processing Equipment Group and a net sales decrease of 26.8% at the Residential Kitchen Equipment Group.
•Net sales of the Commercial Foodservice Equipment Group increased by $39.4 million, or 6.5%, to $645.7 million in the three months period ended July 1, 2023, as compared to $606.3 million in the prior year period. Net sales from the acquisitions of Kloppenberg, Icetro, Marco, Flavor Burst, and Blue Sparq, which were acquired on April 25, 2022, June 30, 2022, December 20, 2022, January 24, 2023 and April 3, 2023, respectively, accounted for an increase of $23.2 million during the three months period ended July 1, 2023. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $16.2 million, or 2.7%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $17.3 million, or 2.9%, at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $23.5 million, or 5.2%, to $474.8 million, as compared to $451.3 million in the prior year period. This includes an increase of $9.6 million from the recent acquisitions. Excluding the acquisitions, the net increase in domestic sales was $13.9 million, or 3.1%. The increase in domestic sales is related to higher shipments and pricing increases. International sales increased $15.9 million, or 10.3%, to $170.9 million, as compared to $155.0 million in the prior year period. This includes an increase of $13.6 million from the recent acquisitions and a decrease of $1.1 million related to the unfavorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $3.4 million, or 2.2%. The increase in international sales is related to improvements in market conditions, primarily in the Asia and Latin American markets.
•Net sales of the Food Processing Equipment Group increased by $61.4 million, or 48.2%, to $188.7 million in the three months period ended July 1, 2023, as compared to $127.3 million in the prior year period. Net sales from the acquisitions of Proxaut, CP Packaging, Colussi Ermes, Escher, and Filtration Automation, which were acquired on June 29, 2022, July 12, 2022, July 27, 2022, November 10, 2022, and June 13, 2023, respectively, accounted for an increase of $26.7 million during the three months period ended July 1, 2023. Excluding the impact of acquisitions, net sales of the Food Processing Equipment Group increased $34.7 million, or 27.3%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $34.0 million, or 26.7%, at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $35.9 million, or 39.5%, to $126.9 million, as compared to $91.0 million in the prior year period. This includes an increase of $9.5 million from the recent acquisitions. International sales increased $25.5 million, or 70.2%, to $61.8 million, as compared to $36.3 million in the prior year period. This includes an increase of $17.2 million from the recent acquisitions and an increase of $0.7 million related to the favorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $7.6 million, or 20.9%. The increase in domestic and international sales reflects growth driven by both bakery and protein products.
•Net sales of the Residential Kitchen Equipment Group decreased by $74.4 million, or 26.6%, to $205.6 million in the three months period ended July 1, 2023, as compared to $280.0 million in the prior year period. Excluding the impact of foreign exchange, net sales decreased $74.9 million, or 26.8% at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $54.9 million, or 28.9%, to $134.8 million, as compared to $189.7 million in the prior year period. International sales decreased $19.5 million, or 21.6%, to $70.8 million, as compared to $90.3 million in the prior year period. This includes an increase of $0.5 million related to the favorable impact of exchange rates. Excluding the impact of foreign exchange, the net sales decrease in international sales was $20.0 million, or 22.1%. The decrease in domestic and international sales was primarily driven by challenging market conditions and higher inventory levels in the channel.

GROSS PROFIT. Gross profit increased to $393.2 million in the three months period ended July 1, 2023, as compared to $360.7 million in the prior year period, primarily reflecting higher sales volumes related to improvements in product mix. The impact of foreign exchange rates increased gross profit by approximately $0.1 million. The gross margin rate was 37.8% in the three months period ended July 1, 2023, as compared to 35.6% in the prior year period, primarily driven by higher sales volumes at the Commercial Foodservice Equipment Group and Food Processing Equipment Group.

•Gross profit at the Commercial Foodservice Equipment Group increased by $34.6 million, or 15.4%, to $259.3 million in the three months period ended July 1, 2023, as compared to $224.7 million in the prior year period. Gross profit from the acquisitions of Kloppenberg, Icetro, Marco, Flavor Burst, and Blue Sparq increased gross profit by $9.1 million. Excluding acquisitions, gross profit increased by $25.5 million. The impact of foreign exchange rates decreased gross profit by approximately $0.6 million. The gross margin rate increased to 40.2%, as compared to 37.1% in the prior year period related to higher sales volumes and improved product mix. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 40.2%.

•Gross profit at the Food Processing Equipment Group increased by $22.2 million, or 52.1%, to $64.8 million in the three months period ended July 1, 2023, as compared to $42.6 million in the prior year period. Gross profit from the acquisitions of Proxaut, CP Packaging, Colussi Ermes, Escher, and Filtration Automation increased gross profit by $10.1 million. Excluding acquisitions, gross profit increased by $12.1 million related to higher sales volumes. The impact of foreign exchange rates increased gross profit by approximately $0.2 million. The gross profit margin rate increased to 34.3%, as compared to 33.5% in the prior year period. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 33.8%.

•Gross profit at the Residential Kitchen Equipment Group decreased by $24.7 million, or 26.2%, to $69.4 million in the three months period ended July 1, 2023, as compared to $94.1 million in the prior year period. The impact of foreign exchange rates increased gross profit by approximately $0.3 million. The gross margin rate increased to 33.8%, as compared to 33.6% in the prior year period. The gross margin rate excluding the impact of foreign exchange was 33.7%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased to $203.5 million in the three months period ended July 1, 2023, as compared to $189.5 million in the three months period ended July 2, 2022. As a percentage of net sales, selling, general, and administrative expenses were 19.6% in the three months period ended July 1, 2023 as compared to 18.7% in the three months period ended July 2, 2022.

Selling, general and administrative expenses reflect increased costs of $8.4 million associated with acquisitions. Also selling, general and administrative expenses increased primarily due to compensation costs.

RESTRUCTURING EXPENSES. Restructuring expenses increased $0.9 million to $4.9 million for the three months period ended July 1, 2023, as compared to $4.0 million for the three months period ended July 2, 2022. Restructuring expenses in the three months period ended July 1, 2023 related primarily to headcount reductions and facility consolidations within the Residential Kitchen Equipment Group and Commercial Foodservice Group. Restructuring expenses in the three months period ended July 2, 2022 related primarily to non-cash restructuring valuation allowances on balances associated with activities in Russia.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $31.5 million in the three months period ended July 1, 2023, as compared to $20.8 million in the prior year period primarily reflecting higher interest rates and borrowings levels on our current debt structure. Net periodic pension benefit (other than service costs) decreased $8.2 million to $2.6 million in the three months period ended July 1, 2023, as compared to $10.8 million in the prior year period related to the increase in discount rate used to calculate the interest cost. Other income was $0.3 million in the three months period ended July 1, 2023, as compared to expenses of $5.9 million in the prior year period and consists mainly of foreign exchange gains and losses.

INCOME TAXES. A tax provision of $39.3 million, at an effective rate of 25.2%, was recorded during the three months period ended July 1, 2023, as compared to $38.0 million at an effective rate of 25.1%, in the prior year period. The effective tax rate for the three months period ended April 1, 2023 is higher than the comparable year rate primarily due to an increase in the UK statutory income tax rate from 19% in 2022 to a 23.5% blended rate in 2023.

Six Months Ended July 1, 2023 as compared to Six Months Ended July 2, 2022
NET SALES. Net sales for the six months period ended July 1, 2023 increased by $39.1 million, or 1.9%, to $2,047.4 million as compared to $2,008.3 million in the six months period ended July 2, 2022. Net sales increased by $89.8 million, or 4.5%, from the fiscal 2022 acquisitions of Kloppenberg, Proxaut, Icetro, CP Packaging, Colussi Ermes, Escher, Marco, and the fiscal 2023 acquisitions of Flavor Burst, Blue Sparq, and Filtration Automation. Excluding acquisitions, net sales decreased $50.7 million, or 2.5%, from the prior year period. The impact of foreign exchange rates on foreign sales translated into U.S. Dollars for the six months period ended July 1, 2023 decreased net sales by approximately $13.0 million, or 0.6%. Excluding the impact of foreign exchange and acquisitions, sales decreased 1.9% for six months period ended July 1, 2023 as compared to the prior year period, including a net sales increase of 6.9% at the Commercial Foodservice Equipment Group, a net sales increase of 25.5% at the Food Processing Equipment Group and a net sales decrease of 29.7% at the Residential Kitchen Equipment Group.
•Net sales of the Commercial Foodservice Equipment Group increased by $113.3 million, or 9.9%, to $1,259.6 million in the six months period ended July 1, 2023, as compared to $1,146.3 million in the prior year period. Net sales from the acquisitions of Kloppenberg, Icetro, Marco, Flavor Burst, and Blue Sparq, which were acquired on April 25, 2022, June 30, 2022, December 20, 2022, January 24, 2023 and April 3, 2023, respectively, accounted for an increase of $41.1 million during the six months period ended July 1, 2023. Excluding the impact of acquisitions, net sales of the Commercial Foodservice Equipment Group increased $72.2 million, or 6.3%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $79.5 million, or 6.9%, at the Commercial Foodservice Equipment Group. Domestically, the company realized a sales increase of $84.8 million, or 10.1%, to $927.4 million, as compared to $842.6 million in the prior year period. This includes an increase of $17.0 million from recent acquisitions. Excluding acquisitions, the net increase in domestic sales was $67.8 million, or 8.0%. The increase in domestic sales is related to higher shipments and price increases. International sales increased $28.5 million, or 9.4%, to $332.2 million, as compared to $303.7 million in the prior year period. This includes an increase of $24.1 million from the recent acquisitions and a decrease of $7.3 million related to the unfavorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $11.7 million, or 3.9%. The increase in international revenues is related to improvements in market conditions, primarily in the Asia and Latin American markets.
•Net sales of the Food Processing Equipment Group increased by $111.4 million, or 44.4%, to $362.3 million in the six months period ended July 1, 2023, as compared to $250.9 million in the prior year period. Net sales from the acquisitions of Proxaut, CP Packaging, Colussi Ermes, Escher, and Filtration Automation, which were acquired on June 29, 2022, July 12, 2022, July 27, 2022, November 10, 2022, and June 13, 2023, respectively, accounted for an increase of $48.1 million during the six months period ended July 1, 2023. Excluding the impact of acquisitions, net sales of the Food Processing Equipment Group increased $63.3 million, or 25.2%, as compared to the prior year period. Excluding the impact of foreign exchange and acquisitions, net sales increased $64.1 million, or 25.5%, at the Food Processing Equipment Group. Domestically, the company realized a sales increase of $54.6 million, or 28.8%, to $243.9 million, as compared to $189.3 million in the prior year period. This includes an increase of $16.8 million from recent acquisitions. International sales increased $56.8 million, or 92.2%, to $118.4 million, as compared to $61.6 million in the prior year period. This includes an increase of $31.3 million from the recent acquisitions and a decrease of $0.8 million related to the unfavorable impact of exchange rates. Excluding the impact of foreign exchange and acquisitions, the net sales increase in international sales was $26.3 million, or 42.7%. The increase in domestic and international sales reflects growth driven by both bakery and protein products.
•Net sales of the Residential Kitchen Equipment Group decreased by $185.6 million, or 30.4%, to $425.5 million in the six months period ended July 1, 2023, as compared to $611.1 million in the prior year period. Excluding the impact of foreign exchange, net sales decreased $181.3 million, or 29.7%, at the Residential Kitchen Equipment Group. Domestically, the company realized a sales decrease of $140.6 million, or 33.5%, to $278.7 million, as compared to $419.3 million in the prior year period. International sales decreased $45.0 million, or 23.5%, to $146.8 million, as compared to $191.8 million in the prior year period. This includes a decrease of $4.9 million related to the unfavorable impact of exchange rates. Excluding the impact of foreign exchange, the net sales decrease in international sales was $40.7 million, or 21.2%. The decrease in domestic and international sales was primarily driven by challenging market conditions and higher inventory levels in the channel.
GROSS PROFIT. Gross profit increased to $772.0 million in the six months period ended July 1, 2023 as compared to $691.3 million in the prior year period, primarily reflecting higher sales volumes and improved product mix. The impact of foreign exchange rates decreased gross profit by approximately $5.4 million. The gross margin rate was 37.7% in the six months period ended July 1, 2023 as compared to 34.4% in the six months period ended July 2, 2022.

•Gross profit at the Commercial Foodservice Equipment Group increased by $78.6 million, or 18.6%, to $501.4 million in the six months period ended July 1, 2023, as compared to $422.8 million in the prior year period. Gross profit from the acquisitions of Kloppenberg, Icetro, Marco, Flavor Burst, and Blue Sparq increased gross profit by $14.2 million. Excluding acquisitions, gross profit increased by $64.4 million. The impact of foreign exchange rates decreased gross profit by approximately $3.1 million. The gross margin rate increased to 39.8%, as compared to 36.9% in the prior year period related to higher sales volumes and improved product mix. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 40.0%.

•Gross profit at the Food Processing Equipment Group increased by $46.0 million, or 54.5%, to $130.4 million in the six months period ended July 1, 2023, as compared to $84.4 million in the prior year period. Gross profit from the acquisitions of Proxaut, CP Packaging, Colussi Ermes, Escher, and Filtration Automation increased gross profit by $18.5 million. Excluding acquisitions, gross profit increased by $27.5 million. The impact of foreign exchange rates decreased gross profit by approximately $0.6 million. The gross profit margin rate increased to 36.0%, as compared to 33.6% in the prior year period primarily related to improved product mix and acquisitions. The gross margin rate, excluding acquisitions and the impact of foreign exchange, was 35.7%.

•Gross profit at the Residential Kitchen Equipment Group decreased by $45.3 million, or 24.5%, to $139.8 million in the six months period ended July 1, 2023, as compared to $185.1 million in the prior year period. The impact of foreign exchange rates decreased gross profit by approximately $1.7 million. The gross margin rate increased to 32.9%, as compared to 30.3% in the prior year period. The gross margin rate, excluding the impact of foreign exchange, was 32.9%. Gross profit margins in the prior year were negatively impacted by acquisitions, including $15.1 million of acquisition related inventory step-up charges.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Combined selling, general and administrative expenses increased to $418.9 million in the six months period ended July 1, 2023, as compared to $395.6 million in the six months period ended July 2, 2022. As a percentage of net sales, selling, general, and administrative expenses were 20.5% in the six months period ended July 1, 2023, as compared to 19.7% in the six months period ended July 2, 2022.

Selling, general and administrative expenses reflect increased costs of $21.8 million associated with acquisitions, including $3.3 million of intangible amortization expense. Selling, general and administrative expenses increased from compensation and selling and marketing expenses, partially offset by lower intangible amortization expense. Foreign exchange rates had a favorable impact of $2.7 million.

RESTRUCTURING EXPENSES. Restructuring expenses increased $1.4 million to $7.3 million in the six months period ended July 1, 2023 from $5.9 million in the six months period ended July 2, 2022. Restructuring expenses in the six months period ended July 1, 2023 related primarily to headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group. Restructuring expenses in the six months period ended July 2, 2022 related primarily to non-cash restructuring valuation allowances on balances associated with activities in Russia and headcount reductions and facility consolidations within the Commercial Foodservice Equipment Group and Residential Kitchen Equipment Group.

NON-OPERATING EXPENSES. Interest and deferred financing amortization costs were $61.0 million in the six months period ended July 1, 2023, as compared to $38.5 million in the prior year period, reflecting the increase in interest rates and borrowing levels under our current credit facility. Net periodic pension benefit (other than service costs) decreased $17.5 million to $4.8 million in the six months period ended July 1, 2023, as compared to $22.3 million in the prior year period related to the increase in discount rate used to calculate the interest cost. Other expense was $1.6 million in the six months period ended July 1, 2023, as compared to other expense of $9.9 million in the prior year period and consists mainly of foreign exchange gains and losses.
INCOME TAXES. A tax provision of $72.1 million, at an effective rate of 25.0%, was recorded during the six months period ended July 1, 2023, as compared to $64.6 million at an effective rate of 24.5%, in the prior year period. The effective tax rate for the six months period ended July 1, 2023 is higher than the comparable year rate primarily due to an increase in the UK statutory income tax rate from 19% in 2022 to a 23.5% blended rate in 2023.

Financial Condition and Liquidity

Total cash and cash equivalents decreased by $4.7 million to $157.3 million at July 1, 2023 from $162.0 million at July 2, 2022. Total debt remained at $2.7 billion from December 31, 2022 to July 1, 2023.

OPERATING ACTIVITIES. Net cash provided by operating activities after changes in assets and liabilities amounted to $154.0 million as compared to $89.5 million in the prior year.
During the six months period ended July 1, 2023, working capital changes meaningfully impacted operating cash flows primarily driven by a decrease of $88.3 million in accrued expenses and other liabilities including impacts from the timing of payments made for taxes, various customer programs and incentive programs and a decrease in accounts payable of $41.8 million.
INVESTING ACTIVITIES. During the six months period ended July 1, 2023, net cash used for investing activities amounted to $85.3 million. Cash used to fund acquisitions and investments amounted to $35.1 million. Additionally, $48.3 million was expended, primarily for upgrades of production equipment and manufacturing facilities.
FINANCING ACTIVITIES. Net cash flows used for financing activities amounted to $75.2 million during the six months period ended July 1, 2023. The company’s borrowing activities during 2023 included $2.7 million of net proceeds under its Credit Facility. Additionally, the company repurchased $74.5 million of Middleby common shares during 2023. This was comprised of $19.5 million to repurchase 126,550 shares of Middleby common stock that were surrendered to the company for withholding taxes related to restricted stock vestings and $55.0 million used to repurchase 397,738 shares of its common stock under a repurchase program.
At July 1, 2023, the company was in compliance with all covenants pursuant to its borrowing agreements. The company believes that its current capital resources, including cash and cash equivalents, cash expected to be generated from operations, funds available from its current lenders and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and expenditures for the foreseeable future.
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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The company is exposed to market risk related to changes in interest rates. The following table summarizes the maturity of the company’s debt obligations:

Twelve Month Period coinciding with the end of the company's Fiscal Second Quarter	Variable Rate Debt

2024	$44,250
2025	43,845
2026	783,014
2027	1,858,853
2028 and thereafter	1,832
$2,731,794
The company is exposed to interest rate risk on its floating-rate debt. The company has entered into interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. In February 2022, the company entered into an additional floating-to-fixed interest rate swap agreement that uses a daily SOFR in lieu of LIBOR. The company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. As of July 1, 2023, the fair value of these instruments was an asset of $62.1 million. The change in fair value of these swap agreements in the first six months of 2023 was a loss of $2.1 million, net of taxes. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted interest rates would not have a material impact on the company's financial position, results of operations and cash flows.
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
Foreign Exchange Derivative Financial Instruments
The company uses foreign currency forward, foreign exchange swaps and option purchase and sales contracts to hedge its exposure to changes in foreign currency exchange rates. The company’s primary hedging activities are to mitigate its exposure to changes in exchange rates on intercompany and third party trade receivables and payables. The company does not currently enter into derivative financial instruments for speculative purposes. In managing its foreign currency exposures, the company identifies and aggregates naturally occurring offsetting positions and then hedges residual balance sheet exposures. The potential net loss on fair value for such instruments from a hypothetical 10% adverse change in quoted foreign exchange rates would not have a material impact on the company's financial position, results of operations and cash flows. The fair value of the forward and option contracts was a loss of $2.1 million at the end of the second quarter of 2023.

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
As of July 1, 2023, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures. Based on the foregoing, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of this period.
During the quarter ended July 1, 2023, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION
The company was not required to report the information pursuant to Items 1 through 6 of Part II of Form 10-Q for the six months ended July 1, 2023, except as follows:
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet be Purchased Under the Plan or Program (1)
April 2, 2023 to April 29, 2023	48,758	$138.77	48,758	1,883,636
April 30, 2023 to May 27, 2023	—	—	—	1,883,636
May 28, 2023 to July 1, 2023	—	—	—	1,883,636
Quarter ended July 1, 2023	48,758	$138.77	48,758	1,883,636
(1) On November 7, 2017, the company's Board of Directors resolved to terminate the company's existing share repurchase program, effective as of such date, which was originally adopted in 1998, and approved a new stock repurchase program. This program authorizes the company to repurchase in the aggregate up to 2,500,000 shares of its outstanding common stock. In May 2022, the company's Board of Directors approved the company to repurchase an additional 2,500,000 shares of its outstanding common stock under the current program. As of July 1, 2023, the total number of shares authorized for repurchase under the program is 5,000,000. As of July 1, 2023, 3,116,364 shares had been purchased under the stock repurchase program and 1,883,636 shares remained authorized for repurchase.
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

Item 6. Exhibits

Exhibits:

Exhibit 31.1 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Rule 13a-14(a)/15d -14(a) Certification of the Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification by the Principal Executive Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 32.2 –	Certification by the Principal Financial Officer of The Middleby Corporation Pursuant to Rule 13A-14(b) under the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002(18 U.S.C. 1350).

Exhibit 101 –	Financial statements on Form 10-Q for the quarter ended July 1, 2023, filed on August 10, 2023, formatted in Inline Extensive Business Reporting Language (iXBRL); (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed statements of cash flows, (iv) notes to the condensed consolidated financial statements.

Exhibit 104 –	Cover Page Interactive Data File (formatted as Inline Extensive Business Reporting Language (iXBRL) and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MIDDLEBY CORPORATION
(Registrant)

Date:	August 10, 2023	By:	/s/ Bryan E. Mittelman
Bryan E. Mittelman
Chief Financial Officer